Form 10QSB
period 2002-06-30
RECONSTRUCTION DATA GROUP INC
filed 2002-08-13
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

333-64122
(Commission file number)

Reconstruction Data Group, Inc.
(Exact name of small business issuer as specified in its charter)

California
(State or other jurisdiction
of incorporation or organization)

22-3755993
(IRS Employer
Identification No.)

11650 Iberia Place, Suite 201
San Diego, California 92128
(Address of principal executive offices)

(858) 618-1085
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2002 - 311,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

Reconstruction Data Group, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet, June 30, 2002 (unaudited)	3

	Condensed Statements of Operations, three and six months ended
	June 30, 2002 and 2001 (unaudited) from September 27, 2000
	(inception) through June 30, 2002 (unaudited)	4

	Condensed Statements of Cash Flows, six months ended
	June 30, 2002 and 2001 (unaudited), and September 27, 2000
	(inception) through June 30, 2002 (unaudited)	5

	Notes to condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	7

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		10

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Reconstruction Data Group Inc.
(A Development Stage Company)

Condensed Balance Sheet
(Unaudited)
June 30, 2002

	Assets

Cash		$2,607
Prepaid expenses		1,312
Furniture, equipment and web site domain,
net of accumulated depreciation and amortization		25,753
Deferred offering costs		31,325

		$ 60,997

Liabilities and Stockholders' Deficit

Accounts payable and accrued liabilities		$21,691
Notes payable (Note 2)		65,000
Accrued interest expense (Note 2)		5,677
Unearned membership and advertising income		17,532
Total liabilities		$ 109,900

Stockholders' deficit (Note 4)
Common stock		$301,000
Additional paid-in capital		19,167
Deficit accumulated during development stage		(369,070)
Total shareholders' deficit		$ (48,903)

		$ 60,997

The accompanying notes are an integral part of the financial statements.

Reconstruction Data Group Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					September 27, 2000
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
Revenue:
Memberships	$2,212	$3,023	$8,090	$6,219	$19,574
Advertising income	1,456	-	3,339	1,015	4,794
Consulting services	17,573	585	18,617	990	20,197
Other income	381	464	439	691	1,865
Total revenue	21,622	4,072	30,485	8,915	46,430

Expenses:
General and administrative:
Stock based compensation	$-	$-	$-	$-	$100,000
Other	5,840	987	9,785	3,927	28,284
Compensation	16,345	3,500	32,507	3,500	82,828
Contributed services	-	9,169	-	17,767	17,767
Rent	3,939	3,425	7,878	3,425	17,069
Contributed rent	-	200	-	800	1,400
Professional services and consulting	1,650	4,412	3,725	13,012	22,217
Depreciation and amortization	3,550	3,063	6,993	5,781	19,258
Asset impairment charge	-	-	-	120,000	120,000
Interest	1,950	303	3,800	303	6,677
Total expenses	33,274	25,059	64,688	168,515	415,500

Loss before income taxes	(11,652)	(20,987)	(34,203)	(159,600)	(369,070)

Income tax provision (Note 3)	-	-	-	-	-

Net loss	$ (11,652)	$ (20,987)	$ (34,203)	$ (159,600)	$ (369,070)

Basic and diluted loss per share	$ (0.04)	$ (0.07)	$ (0.11)	$ (0.51)

Basic and diluted weighted average
common shares outstanding	311,000	311,000	311,000	311,000

The accompanying notes are an integral part of the financial statements

Reconstruction Data Group Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			September 27, 2000
			(Inception)
	Six Months Ended		Through
	June 30, 2002	June 30, 2001	June 30, 2002

Net cash used in operating activities	$ (15,936)	$ (19,018)	$ (67,057)

Cash flows from investing activities:
Purchases of furniture and equipment	(1,549)	(7,055)	(15,011)
Net cash used in investing activities	(1,549)	(7,055)	(15,011)

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	-	51,000
Proceeds from the issuance of debt	10,000	30,000	65,000
Payments for deferred offering costs	-	(12,500)	(31,325)
Net cash provided by financing activities	10,000	17,500	84,675

Net change in cash	(7,485)	(8,573)	2,607

Cash, beginning of period	$ 10,092	$ 41,914	$ -

Cash, end of period	$ 2,607	$ 33,341	$ 2,607

Supplemental disclosure of cash flow information:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Non-cash investing and financing transactions:
Web site domain acquired for stock through
purchase of ARC Network (Note 7)	$ -	$ (30,000)	$ (30,000)

The accompanying notes are an integral part of the financial statements.

Reconstruction Data Group Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its amended Form SB-1 dated December 31, 2001, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of June 2002, the Company has devoted its efforts to financial planning, raising capital and providing services and resources to the accident reconstruction industry via its Internet web domain.

Financial data presented herein are unaudited.

Note 2 - Notes Payable

Notes payable consisted of the following promissory notes at June 30, 2002:

Note payable to an individual, interest at 12 percent,
principal and interest due on November 6, 2003,
unsecured	$30,000
Note payable to an individual, interest at 12 percent,
principal and interest due on November 6, 2002,
unsecured	25,000
Note payable to an individual, interest at 12 percent,
principal and interest due on July 29, 2004,
unsecured	10,000
$ 65,000

Accrued interest expense on the notes totaled $5,677 at June 30, 2002.

Note 3 - Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the six months ended June 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note 4 - Registration Statement

During 2001, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form SB-1. The SEC declared the registration statement effective on June 28, 2002. The Company will offer for sale 400,000 shares of its no par value common stock at $1.00 per share. The Company is conducting the offering through its executive officers and directors. Legal, accounting and filing costs incurred in connection with the offering have been deferred until the offering is completed. The Company had not sold any shares through the offering as of June 30, 2002.

Reconstruction Data Group, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Management Discussion

Reconstruction Data Group provides professional services and resources to the Accident Reconstruction industry; including a comprehensive web site offering a professional organization concept to the accident reconstructionist. Services and resources made available include; membership/expert directory, monthly newsletters, advertising, web site design, crash tests and seminars, and continuing education.

During 2001, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-1. The registration statement became effective on June 28, 2002. The Company will offer for sale 400,000 shares of its no par value common stock at $1.00 per share. The Company is conducting the offering through its executive officers and directors. Legal, accounting and filing costs incurred in connection with the offering have been deferred until the offering is completed. The Company had not sold any shares through the offering as of June 30, 2002.

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2001

During the six-month period ending June 30, 2001 the Company issued 150,000 shares of its no par value common stock in acquisition of all assets, rights, and interest of The Accident Reconstruction Communications Network (ARC Network). The Board of Directors considered contemporaneous equity transactions and other analysis to determine the fair value of the transaction at $1.00 per share ($150,000). Subsequently, the Company adjusted the carrying value of the web domain to its estimated fair value of approximately $30,000. The overall evaluation of the ARC Network acquisition resulted in a non-cash impairment loss of $120,000.

The majority of the net loss of $159,600 for the six-month period ending June 30, 2001 includes the asset impairment charge of $120,000. Other expenses during this period included contributed services of $17,767; professional services and consulting expenses of $13,012; and general and administrative expenses of $3,927.

Net cash used in operating activities during this period was $19,018. Revenues during this period were $8,915.

Results of Operations for the Six-Months Ended June 30, 2002

The majority of the net loss of $34,203 is comprised of compensation expenses of $32,507.

Net cash used in operating activities during this period was $15,936. Revenues during this period were $30,485.

Reconstruction Data Group, Inc.

Liquidity and Capital Resources

Since inception, Reconstruction Data Group, Inc. has funded operations through the sale of its common stock and from the issuance of debt.

During October and November of 2000, Reconstruction Data Group offered for sale 61,000 shares of its no par value common stock at $1.00 per share pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended. Net proceeds were $51,000 after deducting offering costs of $10,000.

Since inception, Reconstruction Data Group, Inc. has received proceeds from the issuance of debt in the amount of $65,000. Including, $30,000 received during the six-month period ending June 30, 2001, and $10,000 received during the six-month period ending June 30, 2002.

Reconstruction Data Group' management fully anticipates proceeds from the planned offering of 400,000 shares of common stock at $1.00 per share to be sufficient to meet cash requirements and fund business plans necessary to bring the Company to profitability.

Management Plan of Operations

Reconstruction Data Group, Inc., for the six-month periods ending June 30, 2002 and 2001, has experienced a level of growth in revenue and membership, albeit with limited cash and funding available. The receipt of additional funding to further implement business strategies from the Company's 400,000 common shares offering are expected to help management to achieve profitability in the next 12-month period. Reconstruction Data Group, Inc. management does not anticipate cash flow or liquidity problems during this next 12-month period, with the exception of payment of further compensation to officers.

Reconstruction Data Group, Inc.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Reconstruction Data Group incorporates by reference exhibits 3 (a) Articles of Incorporation and 3 (b) Bylaws filed with its disclosure statement on Form SB-1, as amended, filed June 13, 2002.

Description
3(a) Articles of Incorporation	Articles of Incorporation of Reconstruction Data
Group, Inc., a California corporation, as amended
filed September 27, 2000.
3(b) By-Laws	By-Laws of Reconstruction Data Group, Inc as
adopted June 08, 2001.

Reconstruction Data Group includes herewith the following exhibits:

99.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No filings were made during the period covered by this report.

Reconstruction Data Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reconstruction Data Group Inc.

By: /s/ Scott B. Baker
Scott B. Baker, President

Date: August 14, 2002