Form 10QSB
period 2002-09-30
RECONSTRUCTION DATA GROUP INC
filed 2002-11-14
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity; as of September 30, 2002 - 3,634,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

Reconstruction Data Group, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet, September 30, 2002 (unaudited)	3

	Condensed Statements of Operations, three and nine months ended
	September 30, 2002 and 2001 (unaudited), and September 27, 2000
	(inception) through September 30, 2002 (unaudited)	4

	Condensed Statements of Cash Flows, nine months ended
	September 30, 2002 and 2001 (unaudited), and September 27, 2000
	(inception) through September 30, 2002 (unaudited)	5

	Notes to condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Reconstruction Data Group Inc.

(A Development Stage Company)

Condensed Balance Sheet

(Unaudited)

September 30, 2002

	Assets

Cash		$43,866
Prepaid expenses		1,312
Furniture, equipment and web site domain,
net of accumulated depreciation and amortization		22,202

		$ 67,380

Liabilities and Stockholders' Deficit

Accounts payable and accrued liabilities		$41,623
Notes payable (Note 2)		65,000
Accrued interest expense (Note 2)		7,627
Unearned membership and advertising income		12,433
Total liabilities		$ 126,683

Stockholders' deficit (Note 4)
Common stock		$322,075
Additional paid-in capital		19,167
Deficit accumulated during development stage		(400,545)
Total shareholders' deficit		$ (59,303)

		$ 67,380

The accompanying notes are an integral part of the financial statements.

Reconstruction Data Group Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					September 27, 2000
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002
Revenue:
Memberships	$6,683	$3,024	$14,773	$9,243	$26,257
Advertising income	1,642	-	4,981	1,015	6,436
Consulting services	28,696	585	47,313	1,575	48,893
Other income	5,385	465	5,824	1,156	7,250
Total revenue	42,406	4,074	72,891	12,989	88,836

Expenses:
General and administrative:
Stock based compensation	$-	$-	$-	$-	$100,000
Other	30,594	1,963	40,379	5,890	58,878
Compensation	24,970	19,500	57,477	23,000	107,798
Contributed services	-	-	-	17,767	17,767
Rent	4,070	1,827	11,948	5,252	21,139
Contributed rent	-	-	-	800	1,400
Professional services and consulting	8,746	4,771	12,471	17,783	30,963
Depreciation and amortization	3,551	3,063	10,544	8,844	22,809
Asset impairment charge	-	-	-	120,000	120,000
Interest	1,950	910	5,750	1,213	8,627
Total expenses	73,881	32,034	138,569	200,549	489,381

Loss before income taxes	(31,475)	(27,960)	(65,678)	(187,560)	(400,545)

Income tax provision (Note 3)	-	-	-	-	-

Net loss	$ (31,475)	$ (27,960)	$ (65,678)	$ (187,560)	$ (400,545)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.06)

Basic and diluted weighted average
common shares outstanding	* 3,110,000	* 3,372,000	* 3,110,000	* 3,133,289

* Restated for 10:1 common stock split (see Note 5)

The accompanying notes are an integral part of the financial statements

Reconstruction Data Group Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			September 27, 2000
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2002	2001	2002

Net cash used in operating activities	$ (27,077)	$ (18,694)	$ (78,198)

Cash flows from investing activities:
Purchases of furniture and equipment	(1,549)	(13,674)	(15,011)
Net cash used in investing activities	(1,549)	(13,674)	(15,011)

Cash flows from financing activities:
Proceeds from sale of common stock, net	52,400	-	103,400
Proceeds from the issuance of debt	10,000	55,000	65,000
Payments for deferred offering costs	-	(29,325)	(31,325)
Net cash provided by financing activities	62,400	25,675	137,075

Net change in cash	33,774	(6,693)	43,866

Cash, beginning of period	$ 10,092	$ 41,914	$ -

Cash, end of period	$ 43,866	$ 35,221	$ 43,866

Supplemental disclosure of cash flow information:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Non-cash investing and financing transactions:
Web site domain acquired for stock through
purchase of ARC Network (Note 7)	$ -	$ 150,000	$ 150,000

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

Note 2 - Notes Payable

Notes payable consisted of the following promissory notes at September 30, 2002:

Note payable to an individual, interest at 12 percent,
principal and interest due on November 6, 2003,
unsecured	$30,000
Note payable to an individual, interest at 12 percent,
principal and interest due on November 6, 2002,
unsecured	25,000
Note payable to an individual, interest at 12 percent,
principal and interest due on July 29, 2004,
unsecured	10,000
$ 65,000

Accrued interest expense on the notes totaled $7,627 at September 30, 2002.

Note 3 - Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the nine months ended September 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Reconstruction Data Group Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 4 - Shareholders' Deficit

During 2001, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form SB-1. The SEC declared the registration statement effective on June 28, 2002. During the three months ended September 30, 2002, the Company sold 52,400 (pre-split) shares of its no par value common stock for net proceeds of $21,075, after deducting offering costs of $31,325. The stock offering was still open as of September 30, 2002. Following is a schedule of changes in shareholders' deficit for the nine months ended September 30, 2002:

					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-In	Development
		Shares	Amount	Capital	Stage	Total
Balance, January 1, 2002	*	3,110,000	$ 301,000	$ 19,167	$(334,867)	$(14,700)
August and September 2002,
common stock sold at $1.00 per share,
less $31,325 of offering costs	*	524,000	21,075	-	-	21,075
Net loss for the nine months
ended September 30, 2002		-	-	-	(65,678)	(65,678)
Balance, September 30, 2002	*	3,634,000	$ 322,075	$ 19,167	$ (400,545)	$ (59,303)

* Restated for 10:1 common stock split (see Note 5)

Note 5 - Subsequent Event

During October 2002, the Company sold an additional 17,500 (post-split) shares of its common stock for gross proceeds of $1,750. Following these sales, the Company's issued and outstanding common stock totaled 3,651,500 shares.

On October 9, 2002, the Company's Board of Directors declared a 10 for 1 split of the Company's common stock. The stock split was effective on October 10, 2002.

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

Financial Summary

Results of Operations for the Nine-Months Ended September 30, 2001

During the nine-month period ending September 30, 2001 the Company issued 150,000 shares of its no par value common stock in acquisition of all assets, rights, and interest of The Accident Reconstruction Communications Network (ARC Network). The Board of Directors considered contemporaneous equity transactions and other analysis to determine the fair value of the transaction at $1.00 per share ($150,000). uring the three months ended September 30, 2002, the Company sold 52,400 (pre-split) shares of its no par value common stock for net proceeds of $21,075, after deducting offering costs of $31,325. The stock offering was still open as of September 30, 2002.

Since inception, Reconstruction Data Group, Inc. has received proceeds from the issuance of debt in the amount of $65,000. Including, $10,000 received during the nine-month period ending September 30, 2002, and $55,000 received during the nine-month period ending September 30, 2001.

Management Plan of Operations

Reconstruction Data Group, Inc., for the nine-month period ending September 30, 2002, has experienced a continued level of growth in revenue and membership, albeit with limited cash and funding available.

Reconstruction Data Group, Inc., has recently experienced an accelerated level of growth in revenue and membership, due to a successful crash test seminar held during this period. Net revenues generated from the seminar itself were minor, but the exposure of the company’s services to the industry has resulted in a significant increase in membership and advertising revenue. Website traffic has significantly increased and a direct mail membership drive is being prepared. Residual sales of data and materials from the crash seminar are expected to continue at a diminishing rate over the next three to six months. The membership increase is expected to provide a long term revenue base due to the high renewal rate we have historically experienced.

Reconstruction Data Group, Inc., has also generated additional memberships through increased sales and marketing efforts that include; the addition of two part time commission based sales representatives and a direct mail marketing piece targeting approximately 700 ACTAR accredited reconstructionists.

The receipt of additional funding to further implement business strategies from the Company's common shares offering have been helpful, but the company has found it difficult to raise capital on this offering in the current market. The increased activity resulting from the recent crash seminar and the current momentum of the company leads management to believe that it will achieve profitability in the next 12-month period. Reconstruction Data Group, Inc. management does not anticipate cash flow or liquidity problems during this next 12-month period, with the exception of payment of further compensation to officers.

Summary of provided services as of November 10, 2002
Individual Members: 285
Non-Profit Orgs: 12
Educator: 5
Corporate: 4
Police Departments: 22 (over 30% of state police)

Advertising:
Products Directory: 20 listings
Platinum Packages: 7
Banner Ads: 12

Newsletter Distribution: approx. 8000

Reconstruction Data Group, Inc.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

During the three months ended September 30, 2002, the Company sold 52,400 (pre-split) shares of its no par value common stock for net proceeds of $21,075, after deducting offering costs of $31,325. The stock offering was still open as of September 30, 2002. These securities are part of the company’s offering registered on form SB-1, as amended.

During October 2002, the Company sold an additional 17,500 (post-split) shares of its common stock for gross proceeds of $1,750. These securities are part of the company’s offering registered on form SB-1, as amended. The company has closed this offering.

On October 9, 2002, the Company's Board of Directors declared a 10 for 1 split of the Company's common stock. The stock split was effective on October 10, 2002.

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

Dated: November 13, 2002