Form 10KSB
period 2002-12-31
RECONSTRUCTION DATA GROUP INC
filed 2003-03-31
CIK 1141197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27609

                         RECONSTRUCTION DATA GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                California                                        22-3755993
        ------------------------                             -------------------
        (State of incorporation)                                (IRS Employer
                                                             Identification No.)

    11650 Iberia Place, Suite 201
           San Diego, CA                                           92128
---------------------------------------                            --------
(Address of Principal Executive Office)                            Zip Code


Registrant's telephone number, including Area Code: (858) 618-1085
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $ 100,006
                                                             -------------
The aggregate market value of the voting stock held by non-affiliates of the Company on March 26, 2003, was $.001

As of March 26, 2003 the Company had 3,651,500 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

Reconstruction Data Group, Inc. was incorporated in the State of California as Rocker & Spike Entertainment, Inc. on September 27, 2000. Until December 31, 2000, operations consisted of organizational matters, the sale of no par value common stock, and the search for an operating company with which to perform a merger or acquisition. Effective January 1, 2001, Rocker & Spike Entertainment, Inc. purchased the assets and web domain of Accident Reconstruction Communications Network, a sole proprietorship, from the sole proprietor.
Following the acquisition, the company changed its name from Rocker & Spike Entertainment, Inc. to Reconstruction Data Group, Inc. effective March 19, 2001.

The ARC Network (Accident Reconstruction Communications Network) is a professional organization dedicated to providing research, communication and marketing exposure to the accident reconstruction industry through its comprehensive web site and training seminars.
The ARC Network began as a sole proprietorship founded by Mr. Scott B. Baker. In September of 1998, the ARC Network web site was activated online. In March of 1999, memberships to the ARC Network began being accepted. From March 1999 through August 2001, Mr. Baker worked part-time building and promoting the ARC Network, attending conferences and distributing direct mail to promote membership; and, evaluating business models and building the foundation for the ARC Network as a primary business. In August of 2001, Mr. Baker began working on the ARC Network full-time; attending conferences, working on automating and improving services and facilities, and developing the structure for online learning.

Services

The ARC Network provides a web site business model that introduces a new professional organization concept to accident reconstruction. The ARC Network web site on the Internet is dedicated to providing useful information regarding all aspects of the industry. New information and research resources are posted to the network on a timely basis providing new and fresh content to all users, free of charge.

Access to the services offered by The ARC Network is currently available only over the Internet.

The  services  currently  offered  by The ARC  Network  include  the  following:

Membership/Expert Directory:

Individual accident reconstruction experts join The ARC Network to take full advantage of the benefits offered. Each member is listed in The ARC Network's global expert directory. Attorneys, insurance companies and government entities use the directory to find experts that best fit their case. The ARC Network offers unique membership plans to capture the type of exposure each member is looking for. These plans range from a simple text listing to a customized web site and marketing package. All members of The ARC Network have to be qualified in their field to be included in the expert directory. The ARC Network will not compromise the quality or integrity of its content or its members. Memberships will continue to grow because there are always new experts entering this industry.

Members of the ARC Network  receive  the  following  benefits:

-    Listing in the Expert Directory

-    Discounts on seminars and crash tests

-    Discount on advertising within the ARC Network

-    Discounts on web design services

- Free technical support The ARC Network is currently experiencing an 85% renewal rate of its members. Out of a total of 451 members only 70 have not renewed over the last four years as of March 25, 2003.

Participating Organizations:

Non-profit accident reconstruction organizations currently dominate the exchange of information in the industry. The ARC Network will work with these organizations to help build their presence on the Internet through the ARC Network. This in turn allows the ARC Network to gain credibility and exposure while building a user database and increasing use of our services.

By joining The ARC Network, organizations can focus on their core competency of building membership, planning and facilitating meetings and events, thus leaving The ARC Network to support their organization and reduce overhead costs. This is achieved by placing their organization in The ARC Network as a "stand-alone" site. Once integrated with The ARC Network, we will facilitate distribution of organization newsletters, event notices, and current communications. In return, the participating organization will promote The ARC Network to their membership base. Approximately 22 non-profit accident reconstruction organizations have been identified by management that directly relate to the industry. There are numerous other organizations in related fields that The ARC Network will approach in the future regarding partnership opportunities. Organizations include the fields of engineering, medicine, forensics and law.

Newsletter:

Each month The ARC Network electronically distributes a newsletter to its database of users. The purpose of the newsletter is to provide information about the Industry and in return generate web traffic, increase membership and increase advertising revenue.

The newsletter is currently sent to over 8100 individuals, organizations and companies each month. The database is permission-based. Individuals and companies that have requested to receive the newsletter populate the database. It is first sent electronically via email, and then posted to the web site for future reference. This provides The ARC Network with a database of targeted users and also a monthly opportunity to turn users into members. The newsletter contains space for advertising and sponsorship.

Specialty Listing:

Companies interested in promoting their product or service to the industry of accident reconstruction can join The ARC Network on a yearly basis. A specialty listing consists of the company's logo, link to their web site and a brief description of the company's product(s) or service(s) offering. The option also exists to enhance the listing with a Web page further describing their product or service. Management believes there are thousands of potential companies that can benefit by listing their product or service in our directory.

Advertising:

Reconstruction Data Group, Inc. directly sells banner advertisements on its Internet site. Banner ads appear on every page of The ARC Network except for member pages and participating organization pages. In addition to banner advertising, The ARC Network offers a variety of other options to market to this industry, each at different cost levels. A few of our advertising methods include directory listings and email promotion. The management of Reconstruction Data Group, Inc. believes we will be able to place advertising and sell advertising on our site because of the amount of traffic we will generate as an established premier web site for this industry.

Web Site Design:

Individuals or companies who are not interested in a simple text listing in The ARC Network and want to have their own web site or want to redesign their existing web site, may contract with The ARC Network for professional web development. We provide a cost-effective solution to building and promoting a professional web presence.

Crash Tests and Seminars:

A number of organizations in the industry hold seminars and crash tests that serve as continuing education for accident reconstruction experts. The ARC Network attends various seminars and crash tests as a vendor to promote the web site and membership. The ARC Network will also collect the data presented and post it to the ARC Network web site.

The ARC Network will host its own crash test approximately one (1) time per year. The crash test will be accompanied by three (3) days of speaker presentations from industry experts. It will be marketed as a "Crash Conference".

As The ARC Network grows we will work with other industry leaders to provide high quality seminars and crash tests that will be useful learning experiences for those who attend. It will also provide The ARC Network with the opportunity to build a crash test database that can be packaged and sold in both document and video form.

Bookstore:

The ARC Network works with Amazon.com by participating in their affiliate program to provide the industry with a one-stop section for every book that is associated with the industry. A visitor can directly place orders on-line and the book will be shipped within a few days (depending on availability) directly to the specified shipping address. In addition to accident reconstruction books, customers can also order anything available at Amazon.com including a wide variety of other books, music, videos, DVDs and electronics.

Amazon.com is responsible for all customer service, including payment processing, ordering, shipping order status reports and returns. Reconstruction Data Group, Inc. receives a 5 to 15 percent commission on all book sales. Reconstruction Data Group, Inc.'s participation in Amazon.com's affiliate program is a relationship of mutual benefit, and involves no contract or material liabilities related to such participation. As the ARC Network grows, we will continually evaluate this relationship and determine if it is the best revenue source.

Communication and Research:

For those who are simply visiting the site for information and research, The ARC Network provides an enormous amount of information free of charge. It is the intent to be the leader in fresh content specific to the industry. In turn, this will generate higher traffic for advertising and provide a non-threatening introduction to the site. It will also serve to convert visitors to members.

Communication and research areas found in the site include:
Daily industry news feeds
Current and future events
Discussion forum
Extensive topical research directory
Internet resources

Continuing Education:

The ARC Network is currently working to establish relationships with well-known accredited colleges and universities to further penetrate the industry and build awareness and credibility to our site.

The ARC Network hosts a section that provides visitors with enough information to locate classes of interest, and directs users to the school or university that hosts the class. The current relationship the ARC Network has with each school or university is of mutual benefit; where ARC Network recommends and directs prospective attendees to the class, and the school or university is requested to hand out ARC Network material and recommend us as a resource.

As The ARC Network grows, an online education portal will be built allowing users to take classes directly online. This service will allow professionals to enhance their education from the convenience of their home, resulting in substantial savings of both cost and time compared to physically attending the same classes.

Continuing ARC Network web site improvements:

The ARC Network web site is functional and available for users and members, providing a valuable resource for accident reconstruction information, research, and industry contacts. The ARC Network is also continually being updated and improved. New research sections are continually being added, with an objective of adding one new section each month. Short-term improvements (continual basis) include improving the content and organization. Long-term improvements (4th Quarter 2003) include the implementation of Sisters and Clones Database, Online Calculations Solver, and an improved Vehicle Crush Stiffness Database.

Marketing

The services of the ARC Network are provided on a continual basis. Currently the web site and direct marketing drives sales. All services are implemented using Internet and computer technologies. All services relate directly to advertising for the accident reconstructionist or party advertising to the accident reconstructionist. All services, other than crash tests, of the ARC Network are performed after receiving full payment.

Crash tests require the use of an accredited facility and personnel trained and authorized to perform the tests. A number of available facilities are owned or used by vehicle manufacturers, insurance institutes, colleges and universities. The ARC Network will negotiate and rely on arrangements made with these and other accredited crash test facilities. An up front expenditure of capital is required for the crash tests, for renting the facility where the crash tests will be performed and for marketing costs. All money should be recouped before the crash test is performed. Crash tests are pre-booked and prepaid, and can be cancelled prior to expenditure if a minimum paid attendance level is not reached.

Seminars will be performed as a complement to the crash tests, for the purpose of reviewing and analyzing data and results. Attendee's cost for these crash test related seminars may be included as a crash test package offering or may be charged separately. The nature of the test to be performed, the benefit of review and analysis, and optional seminar attendance as a consideration to the consumer will be considerations as to determining actual pricing structure.

Seminars may be conducted to complement crash tests, and will predominantly be scheduled as individual events for training and continuing education. The ARC Network will negotiate and select accredited speakers at various levels of cost. Speakers will be available at the cost of travel and lodging, where visibility, notoriety and publicity are the speaker's objectives. Where training and experience are required to insure credibility of the seminar, speaker or teacher selection will be more limited and costs increased. The ARC Network intends to conduct seminars requiring a varying level of speaker qualifications and, therefore will price seminars at varying levels.

The ARC Network held its first Crash Conference in Seattle, Washington on August 19-21, 2002. It was profitable. The Crash Test was held at Bremerton Motor
Sports Park with the assistance of the Seattle Police Department and the Conference was held at the Radisson at SEA-TAC. The next Crash Conference is reserved and scheduled in Las Vegas, Nevada on June 9-12, 2003. The Crash Test will be performed at the Las Vegas Motor Speedway with the assistance of the North Las Vegas Police Department and the Conference will be held at the Palace Station Hotel & Casino. As of March 25, 2003 we have completed the direct marketing initiative and have begun receiving attendee registrations.

There are currently no suppliers that are material to the ARC Network business. ARC Network does have arrangements with Amazon.com for a percentage of book sales, and Pro Specialty for various merchandise (ARC Network lapel pins, logo shirts, and freebies for trade shows). None of these suppliers represent significant income for the ARC Network; these supplies are basically supplementary and require little to no maintenance.

The Industry

The ARC Network conducts business in the professional services industry of accident reconstruction and traffic investigation. Professionals in this industry are referred to as "accident reconstruction experts" and their objective is to determine how, but not why, an accident occurred, utilizing all available information. The ARC Network focuses on automotive, trucks, motorcycles, pedestrian and bicycle accidents; however, boating, aviation, snowmobile and railway accidents are also covered.

The industry works primarily with attorneys, insurance companies and government entities. They retain the services of accident reconstruction experts to aid in the litigation of their cases. Accident reconstruction is truly a niche industry. The industry is growing and comprised of educated professionals with discretionary income. In addition, it is virtually recession proof because it deals with humans, their interaction with motor vehicles and the need to litigate.

The ability to combine the industry with Internet technologies is the real strength of The ARC Network's business strategy. Internet technologies enable The ARC Network to expand and grow the industry of accident reconstruction to new heights.

The accident reconstruction industry has just recently begun its migration to the Internet. Experts all over the world are learning how to research and communicate, via the Internet, to other Reconstructionists. Accident reconstruction experts have a need to use the Internet to streamline productivity in their everyday business. The Internet will allow them to be more efficient.

Demographics

The users of The ARC Network include, but are not limited to, the following:
Accident reconstruction experts
Accident investigators
Engineers
Police Officers (traffic)
Attorneys
Insurance claim adjusters
Transportation Services
Medical/Chiropractic
Government entities
Any business targeting the above group

The typical user has the following characteristics:
Male
Age 30-60
College educated
Income of $50,000+
Computer literate

The organizations that participate with The ARC Network are nonprofit professional groups that are industry specific and include: California Association of Accident Reconstruction Specialists, Forensic Accident Reconstructionists of Oregon, International Association of Accident Reconstruction Specialists, The National Association of Professional Accident
Reconstruction Specialists, Inc., National Association of Traffic Accident Reconstructionists and Investigators, New York Statewide Traffic Accident Reconstruction Society, Society of Accident Reconstruction Specialists, Michigan Association of Technical Accident Investigators, Illinois Association of Technical Accident Investigators, Australasian and South Pacific Association of Collision Investigators, Texas Association of Accident Reconstruction Specialists and Washington Association of Technical Accident Investigators.

The Internet allows The ARC Network's customer base to be worldwide. Currently, The ARC Network is concentrating its marketing efforts on attracting customers located in the United States and Canada; however, the reach is global and we currently have international members.

Market Size/Trends

The total market size is continually growing. The number of accident reconstruction experts continues to grow as traffic police officers leave the force to embark on private careers in accident reconstruction. The number of personal injury attorneys is increasing with the population and the continuous need for this type of legal representation.

Reconstruction Data Group management estimates that the total population of accident reconstructionists in the United States is 10,000. It is also estimated that there are approximately 24,000 police departments in the United States. Other targeted users are estimated in the hundreds of thousands.

As the number of professionals in the industry grows, there becomes an even greater need for a portal web site for the industry. In addition, there is a complimentary increase in number of products and services available. Products and services, including publications, software, seminars and crash tests are being introduced and conducted with more frequency than at any time in the history of this industry.

Accrediting  Standards/Licensing

In 1985, the National Highway Traffic Safety Administration provided a grant to develop national guidelines for the standardization of training in the field of traffic accident reconstruction. A task force of accident reconstructionists, engineers, police officers, educators and attorneys developed a report entitled Minimum Training for Police Traffic Accident Reconstructionsists. The report addressed certification of individuals in the field and recommended "a certification board be formed" to accredit accident investigators and reconstructionsists. Five years later, twelve professional accident reconstruction associations with worldwide representation met to explore the possibility of forming a recognized accrediation program open to both police and civilian reconstructionists. The Accreditation Commission for Traffic Accident Reconstruction (ACTAR) was the result of that professional coalition.

ACTAR exists for the benefit of the accident investigation and reconstruction community, and is represented by membership of professional participating organizations. The commission is neither controlled nor governed by any governmental body or agency. Its goals include the recognition of minimum standards for accident reconstruction, as well as an ongoing review of the latest technologies and trends in the profession to update and/or improve these minimum standards. Participation in the accreditation program is voluntary, and requires proper training and experience to successfully achieve accreditation through the completion of an examination, as well as continuing education units to maintain accreditation.

Police officer training standards and accreditation for accident investigations and reconstruction may vary by individual states, counties, and communities. Training and accreditation may be through each individual agency, or through professional and educational organizations.

Whether  police  or  civilian  accident  reconstructionists,  accreditation  may provide the professional with some additional level of acceptance when interacting with the legal and scientific community. Accreditation encourages the integrity, consistency and professionalism of the accident reconstruction industry.

Reconstruction Data Group, Inc. will recognize and comply with those minimum standards established for the accident reconstruction industry; as pertaining to services offered, training recommendations, seminars, crash test performances, and online research education facilities. Reconstruction Data Group, Inc. is aware of no existing or intended licensing requirements for the accident reconstructionist professional.

                                        8
Competition

The ARC Network represents a new business model for this industry. There are few, if any, direct competitors. The two businesses that The ARC Network views as its direct competition have web sites, but are not professional organizations. These businesses are described in more detail below. Businesses viewed as indirect competitors, such as non-profit professional organizations, are expected to become integrated as part of The ARC Network in some fashion. This creates new synergistic relationships in place of actual competition.

Traffic Accident Reconstruction Origin (TARO)

The Traffic Accident Reconstruction Origin (TARO, www.tarorigin.com) was created in August 1996 and was the first-to-market with a content driven web site. The Traffic Accident Reconstruction Origin's objective is to encourage communication between individuals practicing in the field of accident reconstruction, provide a forum for the exchange of ideas and techniques, and offer its contents free of charge to anyone that wants the information. The Traffic Accident Reconstruction Origin draws its operating budget solely from advertising. The Traffic Accident Reconstruction Origin web site features a newsroom, technical articles, product information, jobs and training information, accident reconstruction exercises, an organization directory, personal advertising, and classified advertisements. The Traffic Accident Reconstruction Origin markets banner advertising and professional profiles.

The Traffic  Accident  Reconstruction  Origin web site is an excellent source of information for the accident investigator or reconstructionist. Neither memberships nor memberships advantages are offered, no newsletter is published, web site updates are performed quarterly, and all resources and services are specifically related to the web site (i.e., no crash tests conducted, no training seminars conducted). The Traffic Accident Reconstruction Origin's operating budget is currently intended for the acquisition, support, and maintenance of information, and support of the web site.

Accident Investigation and Reconstruction Center (AIRC)

The Accident Investigation and Reconstruction Center (AIRC, www.aiexperts.com) was created in July 1999. The AIRC web site is an information resource for accident investigators and reconstructionists; featuring a newsroom, forum, product listings, job classifieds, training events, a directory, and advertisements. The Accident Investigation and Reconstruction Center web site emphasis and promotes software products, either proprietary or other company provided.

The Accident Investigation and Reconstruction Center markets banner advertising and web page design. AIRC also promotes an Accident Reconstruction Web Ring, which is convenient for investigators and reconstructions wishing to list or visit other industry related web sites. The current Accident Reconstruction Web Ring, owned and promoted by AIRC, is comprised of more than 100 industry-related web sites.

The Accident Investigation and Reconstruction Center is web site oriented; producing no external publication, and conducting no external events (e.g., crash tests or training seminars).

Pricing

Currently the ARC Network is offering its services at a rate to induce interest, build content and traffic. Once established and operating at full capacity the ARC Network will be able to charge higher prices. The ARC Network's pricing strategy will not only cover costs and make a profit, but will help to establish us as an industry leader. Once established within the industry, The ARC Network will be able to charge premium prices as well as affordable alternatives.

Comparative prices are taken from direct competitors, industry-related companies, and Internet web sites offering comparable services. Narratives are provided to explain the ARC Network provided services as well as the comparative services and prices structure presented.

The ARC Network charges the following for its services:

Membership
Individual

Basic             Simple text listing                 $49 per year
--------------------------------------------------------------------------------
Gold              Includes brief career resume        $149 per year with a
                                                      $25 setup fee
--------------------------------------------------------------------------------
Platinum          Web page package                    $249 per year with a
Organizations                                         $50 setup fee
--------------------------------------------------------------------------------
Basic             Simple text listing                 $50 per year
--------------------------------------------------------------------------------
Advanced          Web page and marketing package      $399 per year with a
                                                      $50 setup fee
--------------------------------------------------------------------------------
Educator                                              $350 per year with a
                                                      $50 setup fee
--------------------------------------------------------------------------------
Police                                                $175 per year with a
                                                      $50 setup fee
--------------------------------------------------------------------------------

Comparative individual membership rates include:

$16 per year for a student/undergraduate
--------------------------------------------------------------------------------
$35 per year for a basic membership
--------------------------------------------------------------------------------
$100 per year and up for a professional profile (career resume)
--------------------------------------------------------------------------------
$200 per year and up for a web page package
--------------------------------------------------------------------------------

Comparative corporate membership rates include:

$35 to $50 for a simple text listing
--------------------------------------------------------------------------------
$200 and up for a web page and marketing package

Membership rates can vary based upon the visibility and credibility of the company, membership advantages and discounts, and the extent and complexity of the professional profile or web page and marketing package.

Advertising
Banner                   Size: 468 pixels by 60 pixels         $200 per quarter
--------------------------------------------------------------------------------

Comparative banner advertising is available at rates of $25 - $55 per month. The Traffic Accident Reconstruction Origin TARO) web site updates advertising quarterly and charges $50 per quarter. Accident Investigators Resource Center
(AIRC) offer comparable size banner advertising at $25 per month. Advertising rates will vary depending upon web site popularity, and membership advantages and discounts. The ARC Network advertising rate shown does not include discounts which may be available to members.

Newsletter
Product or service
  review               1/2 page review, e-mail, and links        $150 per issue
--------------------------------------------------------------------------------

No comparable service from direct competitors is currently available. Product and service information at comparable web sites is found to be entirely promotional. ARC Network will offer an independent and critical review of the product or service, provide a 1/2 page review in the newsletter, and include e-mail and web site linkage information.

Specialty Listing
Enhanced listing (web page)                     $250 per year with $25 setup fee
--------------------------------------------------------------------------------

Specialty listings are provided for companies interested in promoting their product to the industry. Listings may be comprised of the company's logo, brief description of product and services, and appropriate e-mails and/or linkages. Comparable profiles found ranged from $50 - $99 per year. Comparable web page listings were found beginning at $102 per year and increasing with content and complexity.

Web Site Design

$65 per hour or a flat rate by project (No charge as part of a membership package or specialty project)
--------------------------------------------------------------------------------

Web site design is a common service offered across the Internet. With consideration for those specifics as related to an individual industry, web site design at a rate of $65 per hour is relatively standard, as well as flat rate negotiations for individual projects. ARC Network expects web site design to be performed as a part of membership or specialty packages, and not as separately billed hourly or project tasks.

Crash Tests

$449 - 599 per person                                              100 attendees

Crash test attendees may find costs varying from $175 per person to $695 per person; the variance may be dependent upon the organization conducting the crash test, the purpose of the crash test, the number of attendees, and whether the crash test includes any accompanying analysis or training seminar. Crash tests performed by an organization that owns a qualified facility and uses the facility's trained personnel may be significantly less costly then a crash test performed by an organization that must rent a qualified facility and trained personnel. Cost justification for a renting organization must be found in the purpose of the crash test, the number of attendees, and an accompanying analysis or training seminar. The costs of training seminars may vary significantly, with comparable rates found at $75 per person to $395 per person. Cost per person includes dependencies upon the subject matter, speaker, number of attendees, and length of the seminar.

RENEWAL RATE:
Approximately 85%. Out of a total of 451 members only 70 have not renewed over the last four years.

MEMBERSHIP
Recurring revenue. from membership: approximately $30,788

ADVERTISING
Recurring revenue from advertising: approximately $10,590

WEB SITE HOSTING & MAINTENANCE
Recurring revenue from hosting and maintenance: approximately $1,615

SERVICES
Non-recurring and billed at $65 per hour a.) Web Research b.) AutoCAD diagramming c.) Web Site Design
Revenue from these services is variable and should not be considered recurring.

CRASH TESTS and SEMINARS

The ARC Network held its first Crash Conference in Seattle, Washington on August 19-21, 2002. It was profitable. The Crash Test was held at Bremerton Motor
Sports Park with the assistance of the Seattle Police Department and the Conference was held at the Radisson at SEA-TAC. The next Crash Conference is reserved and scheduled in Las Vegas, Nevada on June 9-12, 2003. The Crash Test will be performed at the Las Vegas Motor Speedway with the assistance of the North Las Vegas Police Department and the Conference will be held at the Palace Station Hotel & Casino. As of March 25, 2003 we have completed the direct marketing initiative and have begun receiving attendee registrations.

Summary of Membership, Services Volume as of March 1, 2003

MEMBERS:                  USERS:
----------------          ------------------------------------------------------
Individual: 302           For the most recent month, approximately 84,331 unique
Organization: 12          user sessions representing 859,162web site inquiries.
Corporate: 4
Educator: 4
Police: 40

NEWSLETTERS:

46 monthly newsletters have been produced to date since starting in March 1999. Newsletter distribution list is currently at 8,150

Marketing  Strategy

Our target market is accident reconstruction experts, investigators, engineers and police officers. Once we have built a strong foundation of these users we will then begin campaigns directed at attorneys, insurance companies and government entities.

The following is a list of current marketing  campaigns:

Search Engines: 35% of membership revenue is directly related to search engine relevance. As part of the marketing plan, it is critical that The ARC Network is located in the top 10 (at minimum) in all major search engines.

Trade Shows: Trade shows have proven to be an excellent method to humanize the web site and promote membership. Each trade show is analyzed and researched to qualify for our participation. The goal of this marketing campaign is to increase membership in the ARC Network, expose potential users to our organization and build awareness and brand recognition.

Permission-based Email: Permission-based email has also proven to be one of the best and most cost-effective ways to drive traffic to the site. 25% of all membership revenue has been tied directly to email efforts. These efforts include an online, subscription-based newsletter and an email event notification service.

Direct Mail: Direct mail has proven to be very effective. We have a response rate of approximately 3.6% and a return on investment of over 350%.
Partnerships: Although we have not developed a way to effectively measure this type of marketing, we believe it to be very important. This involves partnering with industry leaders in cross-promotion. For example, SAE (Society of Automotive Engineers) will hand out our brochures at their seminars and conferences if we help them promote it on The ARC Network. In reality, this is a double win for the ARC Network because SAE is providing us with valuable content for the Events Calendar and are also promoting our site at their event. The ARC Network believes a successful marketing plan utilizes both traditional and non-traditional campaigns, as well as a mixture of Internet advertising and media advertising. As the ARC Network grows, we will add additional campaigns to meet our objectives. The initial marketing efforts for members and advertisers are directed at the United States and Canada. These efforts will be extended to other countries depending on web site usage and demand. Scott Baker, the founder of ARC Network, performs all marketing for the ARC Network using proven models for Internet marketing. Mr. Baker holds a Marketing degree from San Diego State University, was the Internet marketing strategist for MicroAge, Inc. a Fortune 500 computer company, and was the Chief Marketing Officer for 1st Net Technologies, Inc.

Patents, Copyrights and Intellectual Property, Research and Development

Reconstruction Data Group, Inc. does not depend and is not expected to depend, upon patents, copyrights, trade secrets, know-how, or other proprietary information. Reconstruction Data Group, Inc. has expended no amounts for research and development in the last fiscal year.

Employees

                           Current Number               Number of Employees
Type of Employee           of Employees                 Within Next 12 Months
----------------           ------------                 ---------------------

Administrative                   1                            3
Operations                       1                            2
Clerical                         0                            1

TOTAL                            2                            6

NOTE: The current employees are the officers of Reconstruction Data Group, Inc.

Present employees: 2
Scott Baker: Founder/President
Tonya Baker: Executive Assistant - handles new memberships and office management.

Scott Baker is a full time employee of Reconstruction Data Group, Inc. and is assisted part-time, as necessary, by Tonya Baker. Scott Baker and Tonya Baker are husband and wife.

Scott Baker manages the ARC Network. He also founded and developed The ARC Network. Mr. Baker has relevant business experience and background to effectively manage and operate the business. As The ARC Network grows, additional employees will be added in anticipation of need.

Labor

The labor force required for The ARC Network to expand and grow to the next level and beyond is as follows:
Sales Representatives  Webmaster - and designer

Administrative None of Reconstruction Data Group, Inc.'s employees are subject to collective bargaining agreements.

Reconstruction Data Group, Inc. does not have and does not intend to have any supplemental benefits or incentive agreements with any of its employees.

The ARC Network will analyze its needs before incurring the expenses associated with each salaried, full-time employee. Some work will be outsourced to independent contractors to limit the overhead attributable to full-time employees.

ITEM 2. DESCRIPTION OF PROPERTIES

Reconstruction Data Group, Inc. currently operates from office facilities located at 11650 Iberia Place, Suite 201, San Diego, California 92128. Office facilities are acquired through a standard office lease for approximately 750 square feet of usable office space; leased at a rate of $1313.00 per month, commenced June 2001 and ending May 2003.

The company does not intend to acquire additional properties in the immediate future.

ITEM 3. LEGAL PROCEEDINGS. Reconstruction Data Group, Inc., is not a party to any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not Applicable


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

The Company's common stock is listed for trading on the OTCBB under the symbol RDGI. However as of March 26, 2003, no bids, offers or trades have occurred.

     As of March 26, 2003, there were approximately 75 beneficial owners of the Company's common stock.

     The Company is authorized to issue 50,000,000 shares of common stock (the "Common Stock"). Holders of Common Stock are entitled to cast one vote for each share held of record of all matters presented to shareholders. Cumulative voting is not allowed, which allows the holders of a majority of the outstanding Common Stock to elect all directors.

     Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available for the payment of dividends and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Company has never declared a dividend and it is not anticipated that dividends will be paid in the foreseeable future.

     Holders of Common Stock do not have preemptive rights to subscribe to additional shares issued by the Company. All of the outstanding shares of Common Stock are fully paid and non-assessable.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations - Period From December 31, 2001 to December 31, 2002

REVENUES: The Company had revenues of $100,006 in the past fiscal year ended December 31, 2002 as compared to $15,945 for the fiscal year ended December 31, 2001. Revenue has increased because of increased marketing effort, a successful crash conference, and wider recognition of our organization. We are still in the start-up phase and are experiencing very high growth.

EXPENSES: During the year ending December 31, 2002, the Company incurred direct expenses of $172,778 compared to $237,126 for the previous year. Expenses decreased because we have completed a majority of the development costs associated with the web site and reorganizing the company.

These expenses were primarily compensation of $60,252, costs of seminar of $31,291, general administrative expense of $27,837, rent of $15,887 and $14,139 of depreciation and amortization.

The Company incurred a loss of $72,772 for the fiscal year ended December 31, 2002 as compared to a loss of $221,181 for the fiscal year ended December 31, 2001. The largest elements of the loss in fiscal 2001 was a $120,000 asset impairment charge and a charge of $17,767 for contributed services.

Cash on hand at December 31, 2002 was $11,920 and the Company recognizes it does not have sufficient funds to conduct ifs affairs. It fully intends to seek financing by way of loans and private placements.

Liquidity And Capital Resources

The Company has financed its development to date by way of sale of common stock and with loans from a shareholders of the Company. The Company currently has total debts of $45,493, including $12,000 in current trade debt.

During 2002, the Company sold 541,500 shares of common stock and has raised total capital of approximately $54,150 and incurred offering expenses of $31,325. The remainder of funds was used for working capital.

The Company is aware that it will require additional capital during the current fiscal year to assist in the development of its property. It intends to seek additional capital by private placement, loans or a combination of both.

Reconstruction  Data  Group,  Inc.'s  losses from  operations  are the result of formation and organizational costs, salaries paid to officers and a write-down in assets related to the acquisition of the ARC Network. The formation and organizational and acquisition losses are considered non-recurring and, therefore, the implementation of specific steps to remedy these causes is not appropriate or necessary.

The primary issue related to expected continued losses is the president's salary of $6,000 per month which began in July of 2001. The president has and is currently devoting full time attention to implementing the current business plan. The intent is to develop sufficient revenues to sustain this salary so full time attention can be maintained. Sufficient sales are currently not being generated from the ARC network operations to maintain the president's intended salary and cash reserves are not sufficient to maintain this salary level. If sales cannot be increased to a level that can provide some salary, Mr. Baker may have to withdraw to part time status. Reconstruction Data Group, Inc. may utilize up to a maximum of $36,000 of the offering proceeds towards the presidents salary.

Cash Compensation during the twelve-month period ended December 31, 2002 was $60,252.

Debt financing was utilized to continue the development of the business and provide compensation to the officers during this initial development. Reconstruction Data Group, Inc. has incurred the following promissory notes as of the date of this prospectus: Note payable to a Mr. Haywood, interest at 12 percent, principal and interest due on November 6, 2003, unsecured for $30,000 Note payable to a Mr. Reno, interest at 12 percent, principal and interest due on November 6, 2003, unsecured for $25,000 Note payable to Mr. Chatfield, interest at 12 percent, principal and interest due on July 29, 2004, unsecured for $10,000

Accrued interest expense on the notes totaled $10,250 as of December 31,2002.

These notes are due within the next 12 months and are significant obligations related to the current level of revenues. Revenues will need to continue to develop in order to meet these obligations when they come due. As of the date of this report the company has not incurred any additional debt financing.

Currently a crash test and seminar is scheduled for June 9-12, 2003 in Las Vegas, Nevada. Sufficient pre-registrations, donations of equipment and sponsorships for this test have been received. No significant demands cash reserves are expected and no additional debt is expected related to this event.

Membership retention for the Arc Network has been high among the small following it currently enjoys. Should the offering fail to generate any proceeds the officers would likely have to continue operations on a part time basis without compensation in order to achieve a positive cash flow from operations. This would likely significantly retard the rate of growth of the operations and revenue.

Reconstruction Data Group, Inc. is a development stage company with limited operations, negative cash flows, and operational losses to date. Reconstruction Data Group's management believes the implementation and success of its business plan will correct cash flow and operational losses. However, Reconstruction Data Group, Inc. has not been able to establish significant revenues to date and has no historical basis to assure sufficient revenues will be generated by the planned efforts.

Operational results for the past 12 months indicate slow revenue growth but are not sufficient to fully implement the business plan or maintain intended levels of compensation to officers.

The management of Reconstruction Data Group, Inc. is aware of no significant changes in the underlying economics of the Accident Reconstruction industry, which will have an impact upon Reconstruction Data Group, Inc.'s operations within the next 12 months.

Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 7. FINANCIAL STATEMENTS

         See the financial statements attached to this report.

                         RECONSTRUCTION DATA GROUP, INC.
                          Index to Financial Statements
                                                                         Page
                                                                         ----

Independent auditors' report ..........................................   F-2

Balance Sheet at December 31, 2002 ....................................   F-3

Statements of Operations for the years ended December 31, 2002 and 2001   F-4

Statement of Changes in Shareholders' Deficit, for the years ended
     December 31, 2002 and 2001 .......................................   F-5

Statements of Cash Flows for the years ended December 31, 2002 and 2001   F-6

Notes to Financial Statements .........................................   F-7

To the Board of Directors and Shareholders:
Reconstruction Data Group, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Reconstruction Data Group, Inc. as of December 31, 2002, and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2002 and 2001,. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reconstruction Data Group, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit at December 31, 2002 and has incurred operating losses for the years ended December 31, 2002 and 2001, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.Rw
--------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
February 21, 2003

                         RECONSTRUCTION DATA GROUP, INC.
                                  Balance Sheet

                                December 31, 2002

 Assets
Current assets:
    Cash ........................................................    $  11,920
                                                                     ---------
                  Total current assets ..........................       11,920

    Furniture, equipment and web site domain, net of
       accumulated depreciation and amortization (Note 3)               19,934
    Deposit .....................................................        1,313
                                                                     ---------

                                                                     $  33,167
                                                                     =========

                  Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ....................    $  11,994
    Current maturities on notes payable (Note 4) ................       55,000
    Accrued interest expense (Note 4) ...........................        9,452
    Unearned membership and advertising income ..................       16,368
                                                                     ---------
                  Total current liabilities .....................       92,814

Long-term debt:
    Notes payable, less current maturities (Note 4) .............        5,000
                                                                     ---------
                  Total liabilities .............................       97,814
                                                                     ---------

Commitments (Note 8) ............................................         --

Shareholders' deficit (Note 5):
    Common stock, no par value;  50,000,000 shares
       authorized, 3,651,500 shares issued and outstanding             323,825
    Additional paid-in capital ..................................       19,167
    Retained deficit ............................................     (407,639)
                                                                     ---------

                  Total shareholders' deficit ...................      (64,647)
                                                                     ---------

                                                                     $  33,167
                                                                     =========

                 See accompanying notes to financial statements

                         RECONSTRUCTION DATA GROUP, INC.
                            Statements of Operations


                                                  For The Years Ended
                                                     December 31,
                                              --------------------------
                                                 2002           2001
                                              -----------    -----------
Revenue:
    Memberships ...........................   $    20,850    $    11,484
    Advertising income ....................        21,735          1,455
    Consulting services ...................        20,024          1,580
    Seminar ...............................        31,521           --
    Other income ..........................         5,876          1,426
                                              -----------    -----------
                   Total revenue ..........       100,006         15,945
                                              -----------    -----------

Expenses:
    Compensation ..........................        60,252         40,321
    Contributed services (Note 2) .........          --           17,767
    Rent ..................................        15,887          9,191
    Contributed rent (Note 2) .............          --              800
    Professional services and consulting ..        15,797         18,492
    Costs of seminar ......................        31,291           --
    Other general and administrative ......        27,837         15,413
    Depreciation and amortization .........        14,139         12,265
    Asset impairment charge (Note 7) ......          --          120,000
    Interest ..............................         7,575          2,877
                                              -----------    -----------
                   Total expenses .........       172,778        237,126
                                              -----------    -----------

                   Loss before income taxes       (72,772)      (221,181)

Income tax provision (Note 6) .............          --             --
                                              -----------    -----------

                   Net loss ...............   $   (72,772)   $  (221,181)
                                              ===========    ===========

Basic and diluted loss per share ..........   $     (0.02)   $     (0.07)
                                              ===========    ===========

Basic and diluted weighted average
    common shares outstanding .............     3,195,321      3,110,000
                                              ===========    ===========


                See accompanying notes to financial statements

                         RECONSTRUCTION DATA GROUP, INC.
                  Statement of Changes in Shareholders' Deficit


                                                        Common Stock         Additional
                                                   -----------------------    Paid-In       Retained
                                                     Shares       Amount      Capital       Deficit        Total
                                                   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 2000 ...............   *    1,610,000   $  151,000   $      600    $ (113,686)   $   37,914

Common stock issued to acquire The ARC
    Network ($.10/share) (Note 7) ..........   *    1,500,000      150,000         --            --         150,000
Services contributed by the Company's
    officers (Note 2) ......................             --           --         17,767          --          17,767
Office space contributed by the Company's
    president (Note 2) .....................             --           --            800          --             800
Net loss ...................................             --           --           --        (221,181)     (221,181)
                                                   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 2001 ...............   *    3,110,000      301,000       19,167      (334,867)      (14,700)

Common stock sold to investors ($.10/share),
    less $31,325 of offering costs (Note 5)    *      541,500       22,825         --            --          22,825

Net loss ...................................             --           --           --         (72,772)      (72,772)
                                                   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 2002 ...............        3,651,500   $  323,825   $   19,167    $ (407,639)   $  (64,647)
                                                   ==========   ==========   ==========    ==========    ==========


  *  Restated for 10:1 common stock split (see Note 5)

                See accompanying notes to financial statements

                         RECONSTRUCTION DATA GROUP, INC.
                            Statements of Cash Flows

                                                         For The Years Ended
                                                             December 31,
                                                        ----------------------
                                                          2002         2001
                                                        ---------    ---------
Cash flows from operating activities:
    Net loss ........................................   $ (72,772)   $(221,181)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
         Depreciation and amortization ..............      14,139       12,265
         Office space contributed by the Company's
           president (Note 2) .......................        --            800
         Services contributed by officers (Note 2) ..        --         17,767
         Asset impairment charge ....................        --        120,000
         Changes in operating assets and liabilities:
              Receivables and prepaid expenses ......          97       (1,410)
              Accounts payable, accrued liabilities
                and unearned income .................       4,090       29,724
                                                        ---------    ---------
                   Net cash used in
                     operating activities ...........     (54,446)     (42,035)
                                                        ---------    ---------

Cash flows from investing activities:
    Purchases of furniture and equipment ............      (2,876)     (13,462)
                                                        ---------    ---------
                   Net cash used in
                     investing activities ...........      (2,876)     (13,462)
                                                        ---------    ---------

Cash flows from financing activities:
    Proceeds from the sale of common stock ..........      54,150         --
    Proceeds from the issuance of debt...............      10,000       55,000
    Principal debt payments .........................      (5,000)        --
    Payments for deferred offering costs ............        --        (31,325)
                                                        ---------    ---------
                   Net cash provided by
                     financing activities ...........      59,150       23,675
                                                        ---------    ---------

                     Net change in cash .............       1,828      (31,822)

Cash, beginning of period ...........................      10,092       41,914
                                                        ---------    ---------

Cash, end of period .................................   $  11,920    $  10,092
                                                        =========    =========

Supplemental disclosure of cash flow information:
    Income taxes ....................................   $    --      $    --
                                                        =========    =========
    Interes .........................................   $    --      $    --
                                                        =========    =========

Non-cash investing and financing transactions:
    Web site domain acquired for stock through
      purchase of ARC Network (Note 7) ..............   $    --      $ (30,000)
                                                        =========    =========

                See accompanying notes to financial statements

                         RECONSTRUCTION DATA GROUP, INC.
                          Notes to Financial Statements


(1)  Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Reconstruction Data Group, Inc. (the "Company") was incorporated in the state of California on September 27, 2000 as Rocker & Spike Entertainment, Inc. The Company provides resources to the accident reconstruction industry via its Internet web domain.

Effective January 1, 2001, the Company purchased the assets and web domain of ARC, from the sole proprietor in exchange for 1,500,000 (post-split) shares of the Company's no par value common stock (see Note 7). The Company and the sole proprietor were unrelated prior to the acquisition. Following the acquisition, the Company changed its name from Rocker & Spike Entertainment, Inc. to Reconstruction Data Group, Inc.

Management changed the manner in which it presents the Company's operating results and cash flows during the year ended December 31, 2002. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". As a result, cumulative operating results and cash flow information is no longer presented in the financial statements. This change does not affect the Company's operating results or financial position.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficit at December 31, 2002, and had incurred operating losses for the years ended December 31, 2002 and 2001. These factors, among others, raise a substantial doubt about the ability of the Company to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management anticipates using operating revenues, conducting debt financings, and/or conducting additional equity offerings to help fund the Company's operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies:

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's web domain and the related amortization charges are material estimates in the accompanying financial statements. It is reasonably possible that estimates of the web domain's carrying value could change in the near term, and that change could be material to the financial statements.

                         RECONSTRUCTION DATA GROUP, INC.
                          Notes to Financial Statements

Cash and cash equivalents

The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company had no cash equivalents at December 31, 2002.

Furniture, equipment and depreciation

Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to range from three to seven years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

Web domain development costs and amortization

The Company capitalizes internal and external costs incurred to develop internal-use computer software during the application development stage in accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

In addition, the Company adopted the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs". EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

Capitalized web-site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. Amortization of the web-site development costs commenced on January 1, 2001. Amortization expense totaled $10,000 and $10,000, respectively, for the years ended December 31, 2002 and 2001.

Impairment of long-lived assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Loss per share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2002, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

                         RECONSTRUCTION DATA GROUP, INC.
                          Notes to Financial Statements


Revenue recognition

The Company's revenues are reported in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition." The Company recognizes revenue only after its service has been performed and collectibility of its fee is reasonably assured.

The  Company  recognizes   membership  fees  ratably  over  the  period  of  the
membership. Fees received in advance are reflected as unearned income in the accompanying financial statements.

The Company recognizes advertising income after its service has been performed and collectibility of its fee is reasonably assured. The Company did not recognize any revenues or expenses in connection with advertising barter transactions for the periods presented.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, receivables, current liabilities, and notes payable approximate fair value due to the short-term maturity of the instruments.

(2)      Related Party Transactions

The Company's president provided office space to the Company at no charge from January 1, 2001 through April 30, 2001. The office space was valued at $200 per month. The contributed office space is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. The Company entered into an operating lease for office space in May 2001 (see Note 8).

Certain officers of the Company provided services such as administration, accounting and management, at no charge during the year ended December 31, 2001. The value of those services is included in the accompanying financial statements as contributed services. The Company recognized contributed services totaling $-0- and $17,767, respectively, for the years ended December 31, 2002 and 2001.

(3)  Furniture, Equipment and Web Domain

Furniture, equipment and web domain consisted of the following at December 31, 2002:

                         RECONSTRUCTION DATA GROUP, INC.
                          Notes to Financial Statements


        Computer equipment and software......................  $ 13,272
        Web domain...........................................    30,000
        Office furniture and equipment.......................     2,847
        Trade show equipment.................................       219
                                                               --------
                                                                 46,338
        Less: accumulated depreciation and amortization......   (26,404)
                                                               --------
                                                               $ 19,934
                                                               ========

(4)  Notes Payable

Notes payable consisted of the following promissory notes at December 31, 2002:

Note payable to an individual, interest at 12 percent,
  principal and interest due on November 6, 2003,
  unsecured......................................................    $ 30,000
Note payable to an individual, interest at 12 percent,
  principal and interest due on November 6, 2003,
  unsecured......................................................      25,000
Note payable to an individual, interest at 12 percent,
  principal and interest due on July 29, 2004,
  unsecured......................................................       5,000
                                                                     ---------
                                                                       60,000
Less: current maturities.........................................     (55,000)
                                                                     ---------
                                                                      $ 5,000
                                                                     =========

Interest expense on the notes totaled $7,575 and $2,877 for the years ended December 31, 2002 and 2001.

(5)  Shareholders' Deficit

During 2001, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") on Form SB-1. The SEC declared the registration statement effective on June 28, 2002. During August and September 2002, the Company sold 541,500 (post-split) shares of its no par value common stock for net proceeds of $22,825, after deducting offering costs of $31,325.

On October 9, 2002, the Company's Board of directors declared a 10 for 1 split of the Company's common stock. The stock split was effective on October 10, 2002. Common share balances included in the accompanying financial statements reflect the 10 for 1 stock split.


(6)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows:

                         RECONSTRUCTION DATA GROUP, INC.
                          Notes to Financial Statements

                                                      For the Years Ended
                                                           December 31,
                                                      ---------------------
                                                        2002       2001
                                                      ---------   ---------

U.S. statutory federal rate........................     17.24%      29.06%
State income tax rate,
   net of federal benefit..........................      7.32%       6.27%
Contributed rent and services......................      0.00%      -3.22%
Net operating loss for which no
   tax benefit is currently available..............    -24.56%     -32.11%
                                                      ---------   ---------
                                                         0.00%       0.00%
                                                      =========   =========

At December 31, 2002, deferred taxes consisted of a net tax asset of $116,121, due to operating loss carryforwards of $368,630, which was fully allowed for, in the valuation allowance of $116,121. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2002 and 2001 totaled $17,361 and $65,308, respectively. The net operating loss carryforward expires through the year 2022.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses.

(7)  Acquisition

On January 1, 2001, the Company issued 1,500,000 (post-split) shares of its no par value common stock to the sole proprietor of ARC in exchange for all of the assets, rights, and interests of ARC, including its web domain. The book value of ARC's net assets as of the date of the acquisition totaled $3,544. The Board of Directors considered contemporaneous equity transactions and other analysis to determine the fair value of the transaction based on the common stock issued. The Board valued the transaction at $1.00 per share ($150,000) based on a contemporaneous private stock offering. The entire purchase price was allocated to the web domain and no goodwill was recognized.

Subsequently, due to an economic downturn in the Internet industry, the Company evaluated the recoverability of the web domain. While the web domain has generated revenues and profits in the past, the recorded value of the web domain exceeded its estimated fair value based on similar web sites. Accordingly, during the year ended December 31, 2001, the Company adjusted the carrying value of the web domain to its estimated fair value of approximately $30,000, resulting in a non-cash asset impairment loss of $120,000 ($.39 per share). The estimated fair value was based on the market value of similar web sites at the time of the write-down.

(8)  Commitment

Office lease

The Company entered into an operating lease for office space located in San Diego, California in May 2001. The lease commenced June 1, 2001 and expires May 31, 2003. Future minimum lease payments under the office lease for the years ended December 31 are as follows:

                         RECONSTRUCTION DATA GROUP, INC.
                          Notes to Financial Statements

December 31,
------------
      2003....................................$ 6,565
                                              =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                   Age         Position
----                   ---         --------

Scott B. Baker         34          Chief Executive Officer, President, Director

Directors are elected at each annual general meeting and serve until their successors have been elected. Officers are appointed by the board of directors and serve at the pleasure of the board.

Scott Baker comes to Reconstruction Data Group with an accident reconstruction, marketing, e-commerce, sales and strong entrepreneurial background, and has served as Founder, CEO, Senior Vice President of an internet design and eMarketing company off-and-on since October 1995. He has held business analyst, relationship management, and strategic marketing positions in a Fortune 500 computer company. Mr. Baker started his career in the industry of accident reconstruction. After a couple years training and self-study he became an expert witness in collision analysis. From there he began studying the Internet and built one of the first Internet shopping malls and developed a national Internet consulting home-based business (1st Net Technologies). Mr. Baker's experience has provided him an extensive knowledge of Internet commerce, marketing, and business development as well as a solid background in accident reconstruction and investigation. Mr. Baker holds a Bachelor of Science Degree from San Diego State University, San Diego, California, 1992.

Mr. Baker has held the following positions during the past five years:

1st Net Technologies. Sr. VP/CMO June 2000 - July 2001. Responsible for the day-to-day operations of 1st Net, strategic planning and development and all e-business related matters.

MicroAge, Inc. Sr. Business Analyst/ Internet Marketing Strategist May 1997 - June 2000

1st Net Technologies, LLC. Founder/CEO October 1995 - May 1997

Ayres Group. Accident Reconstructionist January 1991 - November 1995

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2002. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                                                           -------------------------

                                   Annual Compensation        Awards       Payouts
                                 ------------------------- ------------- -----------
                                                 Other                     All
                                                Annual      Securities    Other
  Name and Principle                             Comp-      Underlying    Comp-
       Position                    Salary      ensation      Options      ensation
                          Year       ($)          ($)          (#)         ($)
------------------------ ------- ------------ ------------ ------------ ----------
  Scott Baker            2002    54,360          0            0             0
  President/CEO
----------------------------------------------------------------------------------
  Scott Baker            2001    38,821          0            0             0
  President/CEO
----------------------------------------------------------------------------------


Mr. Scott Baker is currently a full time employee of Reconstruction Data Group with an intended salary of $6,000 per month. Currently revenues and cash reserves are not sufficient to maintain this level of salary. Mr. Baker may not be able to continue on a full time basis unless revenues continue to develop.

The Company has not granted any stock options to its officer and director and does not have any stock option or other compensation plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 26, 2003. Unless otherwise indicated all shares are owned of record.

Name and Address                  # of Shares Held      % of Class Owned

Scott B. Baker                      1,500,000                 41.1%
11650 Iberia Place, Suite 201
San Diego, CA 92128

Officers and Directors
As a Group (1 persons)              1,500,000                 41.1%

     There are no arrangements known to the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 2001, the Reconstruction Data Group, Inc. issued 150,000 shares of its no par value common stock to Scott B. Baker, the sole proprietor of ARC in exchange for all of the assets, rights, and interests of ARC, including its web domain.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-B:

3.1  (1)    -- Articles of Incorporation and Bylaws
10.1 (1)    -- Rocker & Spike Entertainment ARC Acquisition Agreement
10.2 (1)    -- Promissory Note of J. Chatfield, dated January 20, 2002
10.3 (1)    -- Promissory Note of T. Haywood, dated June 19, 2001
10.4 (1)    -- Promissory Note of M. Reno, dated September 6, 2001
10.5 (1)    -- ARC Network BASIC Membership Application Form
99.1        -- Sarbanes Oxley Act Section 906 Certification

(1) Incorporated by reference from Form SB-1 registration statement SEC File # 333-64122 effective June 28, 2002

(b) The Company did not file any reports on Form 8-K during the quarter ending December 31, 2002.

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2003.

                                      RECONSTRUCTION DATA GROUP, INC


                                      /s/ Scott B. Baker
                                      ------------------------------------------
                                      Scott B. Baker, President, Chief
                                      Executive Officer, Chief Financial Officer

     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                   Title                     Date
---------                                   -----                     ----

/s/ Scott B. Baker
------------------
Scott B. Baker                            Director                March 26, 2003

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Scott B. Baker, certify that:

1. I have read this annual report on Form 10-KSB of Reconstruction Data Group, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.   I

     (a) am responsible for establishing and maintaining internal disclosure controls and procedures for the company;
     (b) have designed such disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;
     (c) have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the report; and
     (d) have presented in the report my conclusions about the effectiveness of their disclosure controls and procedures based on my evaluation as of that date;

5. I have disclosed, based on our most recent evaluation to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       /s/ Scott B. Baker
       ---------------------------------
BY:    Scott B. Baker, President and CEO         State of California
       (Principal Executive Officer and          County of San Diego
       Principal Financial Officer)
                                                 Subscribed and sworn to
                                                 before me this 28th
                                                 day of March 2003




                                                 /s/ Gregg Miller
                                                 -------------------------------
DATE:  March 28, 2003                            Gregg Miller
                                                 Commission #:  1281377
                                                 Notary Public, California,
                                                 San Diego County

                                        My Commission Expires: November 18, 2004