Form 10QSB
period 2003-03-31
RECONSTRUCTION DATA GROUP INC
filed 2003-05-15
CIK 1141197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934 For the three month period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from________ to ________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity; as of May 12, 2003 - 3,634,000 shares of common stock


Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

                         Reconstruction Data Group, Inc.
                                      Index
                                                                      Page
                                                                      Number
                                                                      ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheet, March 31, 2003 (unaudited)           3

          Condensed Statements of Operations, three months ended
          March 31, 2003 and 2002 (unaudited)                           4

          Condensed Statements of Cash Flows, three months ended
          March 31, 2003 and 2002  (unaudited)                          5

          Notes to condensed Financial Statements (unaudited)           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Plan of Operations                              8

 Item 3   Procedures and Controls

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            10

Item 2.   Change in Securities and Use of Proceeds                     10

Item 3.   Defaults Upon Senior Securities                              10

Item 4.   Submission of Matters to a Vote of Security Holders          10

Item 5.   Other Information                                            10

Item 6.   Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                             11

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements


FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed balance sheet, March 31, 2003 (unaudited) ........................   3

Condensed statements of operations, three months ended
   March 31, 2003 and 2002 (unaudited) .....................................   4

Condensed statements of cash flows, three months ended
   March 31, 2003 and 2002 (unaudited)......................................   5

Notes to condensed financial statements (unaudited) ........................   6

Part 1.  Item 1.  Financial Statements
-------           --------------------

                         RECONSTRUCTION DATA GROUP, INC.

                             Condensed Balance Sheet
                                   (Unaudited)
                                 March 31, 2003

                                     Assets
Current assets:
    Cash ...........................................................  $   9,165
                                                                      ---------
                  Total current assets .............................      9,165

Furniture, equipment and web site domain, net ......................     16,317
Deposit ............................................................      1,313
                                                                      ---------

                                                                      $  26,795
                                                                      =========

                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities .......................  $   9,393
    Current maturities on notes payable (Note 2) ...................     60,000
    Accrued interest expense (Note 2) ..............................     12,502
    Unearned conference registration fees ..........................      8,868
    Unearned membership and advertising income .....................     21,566
                                                                      ---------
                  Total current liabilities ........................    112,329

Long-term debt:
    Notes payable, less current maturities (Note 2) ................      5,000
                                                                      ---------
                  Total liabilities ................................    117,329
                                                                      ---------

Commitments ........................................................       --

Shareholders' deficit (Note 4):
    Common stock ...................................................    323,825
    Additional paid-in capital .....................................     19,167
    Retained deficit ...............................................   (433,526)
                                                                      ---------

                  Total shareholders' deficit ......................    (90,534)
                                                                      ---------

                                                                      $  26,795
                                                                      =========

            See accompanying notes to condensed financial statements

                         RECONSTRUCTION DATA GROUP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                              For the Three Months Ended
                                                       March 31,
                                              --------------------------
                                                 2003            2002
                                              -----------    -----------
Revenue:
    Memberships ...........................   $     7,319    $     5,878
    Advertising income ....................         1,169          1,883
    Consulting services ...................           690          1,044
    Other income ..........................          --               58
                                              -----------    -----------
                   Total revenue ..........         9,178          8,863
                                              -----------    -----------

Expenses:
    Compensation ..........................         7,530         16,162
    Rent ..................................         3,939          3,939
    Professional services and consulting ..         4,158          2,075
    Costs of seminar ......................         1,944           --
    Other general and administrative ......        10,827          3,945
    Depreciation and amortization .........         3,617          3,443
    Interest ..............................         3,050          1,850
                                              -----------    -----------
                   Total expenses .........        35,065         31,414
                                              -----------    -----------

                   Loss before income taxes       (25,887)       (22,551)

Income tax provision (Note 3) .............          --             --
                                              -----------    -----------

                   Net loss ...............   $   (25,887)   $   (22,551)
                                              ===========    ===========

Basic and diluted loss per share ..........   $     (0.01)   $     (0.01)
                                              ===========    ===========

Basic and diluted weighted average
    common shares outstanding .............     3,651,500      3,110,000
                                              ===========    ===========

            See accompanying notes to condensed financial statements

                         RECONSTRUCTION DATA GROUP, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                     For the Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          2003        2002
                                                        --------    --------

                   Net cash used in
                     operating activities ...........     (7,755)    (14,660)
                                                        --------    --------

Cash flows from investing activities:
    Purchases of furniture and equipment ............       --        (1,549)
                                                        --------    --------
                   Net cash used in
                     investing activities ...........       --        (1,549)
                                                        --------    --------

Cash flows from financing activities:
    Proceeds from the issuance of debt ..............      5,000      10,000
                                                        --------    --------
                   Net cash provided by
                     financing activities ...........      5,000      10,000
                                                        --------    --------

                     Net change in cash .............     (2,755)     (6,209)

Cash, beginning of period ...........................     11,920      10,092
                                                        --------    --------

Cash, end of period .................................   $  9,165    $  3,883
                                                        ========    ========

Supplemental disclosure of cash flow information:
    Income taxes ....................................   $   --      $   --
                                                        ========    ========
    Interest ........................................   $   --      $   --
                                                        ========    ========

            See accompanying notes to condensed financial statements

                         RECONSTRUCTION DATA GROUP, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2002, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2003, the Company has devoted its efforts to financial planning, raising capital and providing services and resources to the accident reconstruction industry via its Internet web domain.

Financial data presented herein are unaudited.

(2)  Notes Payable

Notes payable consisted of the following promissory notes at March 31, 2003:

    Note payable to an individual, interest at 12 percent,
      principal and interest due on November 6, 2003,
      unsecured .............................................   $ 30,000
    Note payable to an individual, interest at 12 percent,
      principal and interest due on November 6, 2003,
      unsecured .............................................     25,000
    Note payable to an individual, interest at 12 percent,
      principal and interest due on July 29, 2004,
      unsecured .............................................      5,000
    Note payable to an individual, payable on demand
      for one payment of $6,250, unsecured ..................      5,000
                                                                --------
                                                                  65,000
    Less: current maturities ................................    (60,000)
                                                                --------
                                                                $  5,000
                                                                ========

Interest expense on the notes totaled $3,050 and $1,850 for the three months ended March 31, 2003 and 2002.

(3)  Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                         RECONSTRUCTION DATA GROUP, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

(4)  Subsequent Event

On May 1, 2003, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Verdisys, Inc., ("Verdisys") California corporation. Verdisys is a leading provider of patented lateral drilling oil services and satellite solutions for Energy Production Enhancement. Under the terms of the Agreement, the shareholders of Verdisys would receive one share of the Company's common stock in exchange for each share of common stock held in Verdisys. Following the closing of the Agreement, the Company would remain as the surviving corporation and the former shareholders of Verdisys would become the majority shareholders in the Company.

On the date of the Agreement, Verdisys had approximately 17,935,137 common shares outstanding. Verdisys is also in the process of conducting a private placement of its common stock whereby it may sell up to five million additional common shares. In addition, prior to closing, Verdisys anticipates conversion of: (1) outstanding common stock warrants into 3,650,909 common shares; (2)
outstanding Series B Preferred stock into 1,410,000 common shares; (3) outstanding Series C Preferred stock into two million common shares; and (4) outstanding promissory notes into 2,971,988 common shares. Should these common stock sales and conversions occur, Verdisys would have approximately 32,968,034 common shares outstanding upon closing of the Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement includes projections of future results and "forward looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Management Discussion

Reconstruction Data Group provides professional services and resources to the Accident Reconstruction industry; including a comprehensive web site offering a professional organization concept to the accident reconstructionist. Services and resources made available include; membership/expert directory, monthly newsletters, advertising, web site design, crash tests and seminars, and continuing education. On May 1, 2003 the Company entered into an Agreement and Plan of Merger with Verdisys, Inc. The Agreement calls for the issuance of xx,xxx,xxx shares of common stock of the Company to the Shareholders of Verdisys. The Company shall be the surviving corporation in the merger and on the effective date, the board of directors of Verdisys will become the board of directors of the Company and that senior management of Verdisys will become management of the Company. The effectiveness of the Agreement is dependent upon approval of the shareholders of Verdisys and the Company and the filing of a certificate of merger with the State of California. The effective date of the Agreement is projected to be May 31, 2003.

Verdisys recently acquired the U.S. and Canadian rights to the patented Landers lateral drilling technology, considered to be a leading technology in the market for enhancing oil and gas well production from existing fields. These services allow increased oil and gas production from existing wells as well as extracting oil and gas from wells previously "tapped out". There are 1.7 million petroleum wells that would benefit from the economics of Verdisys' lateral drilling and high-speed satellite connectivity services. An estimated 87% of the known oil reserves in the United States remain untapped, a total potential market of more than $50 billion. Verdisys' lateral drilling services provide a unique and cost effective method of tapping these reserves.

Financial Summary

Results of Operations for the Three Months Ended March 31, 2003 For the three months ended March 31, 2003, the Company had revenues of $9,178 as compared to $8,863 in revenues for the three month period ended March 31, 2002. $7,319 of the revenue was from Membership fees which increased $1,491 from the same period last year. The Company had total expenses of $35,065 and a net loss of $25,887 for the three months ended March 31, 2003 as compared to expenses of $1,414 and a net loss of $22,551 for the three months ended March 31, 2002.

Liquidity and Capital Resources

The Company had current assets of $9,165 and total assets of $26,795 at March 31, 2003. It had total liabilities of $117,329. Management Plan of Operations With the limited cash and funding available and due to the Agreement with Verdysis, the Company intends to carry out its accident reconstruction business as it has over the past fiscal year. It is anticipated that subsequent to the effective date of the Agreement, the Company will sell its accident reconstruction business to current management.

Item 3. Controls and procedures

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

     a.   Exhibits

Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-B:

3.1 (1)  --  Articles of  Incorporation  and Bylaws

10.1 (1) --  Rocker & Spike Entertainment ARC Acquisition Agreement

10.2 (1) --  Promissory Note of J. Chatfield, dated January 20, 2002

10.3 (1) --  Promissory Note of T. Haywood, dated June 19, 2001

10.4 (1) --  Promissory Note of M. Reno, dated September 6, 2001

10.5 (1) --  ARC Network BASIC Membership Application Form

10.6     --  Agreement and Plan of Merger

99.1     --  Sarbanes Oxley Act Section 906 Certification

     (1) Incorporated by reference from Form SB-1 registration statement SEC File # 333-64122 effective June 28, 2002

     b.   Reports on Form 8-K

          On May 1, 2003, the Company filed a Current Report on Form 8-K announcing the Agreement and Plan of Merger with Verdisys, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Reconstruction Data Group Inc.

By: /s/ Scott B. Baker
   ----------------------
Scott B. Baker, President
Dated: May 12, 2003

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

     I, Scott B. Baker, certify that:

1. I have read this quarterly report on Form 10-QSB of Reconstruction Data Group, Inc.

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


BY:  /s/ Scott B. Baker                    State of California
     ---------------------------------     County of San Diego
     Scott B. Baker, President and CEO
     (Principal Executive Officer and      Subscribed and sworn to
     Principal Financial Officer)          before me this 15th day of May 2003




                                          /s/ Eric Lorimore
                                          --------------------------------------
DATE: May 15, 2003                        Eric Lorimore - Notary Public
                                          My Commission Expires:  7/12/2003
                                          Commission Number: 1228689