Form 10QSB
period 2003-06-30
RECONSTRUCTION DATA GROUP INC
filed 2003-08-20
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

333-64122
(Commission file number)

Verdisys, Inc.
(Exact name of small business issuer as specified in its charter)

California
(State or other jurisdiction
of incorporation or organization)

22-3755993
(IRS Employer
Identification No.)

10600 N. De Anza boulevard, Suite 250
Cupertino, California 95014
(Address of principal executive offices)

(408) 517-3305
(Issuer's telephone number)

Reconstruction Data Group, Inc.
11650 Iberia Place, Suite 201
San Diego, California 92128
(858) 618-1085
(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2003 - 3,651,500 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet	3

	Condensed Statements of Operations, three and six months ended
	June 30, 2003 and 2002 (unaudited)	4

	Condensed Statements of Cash Flows, six months ended
	June 30, 2003 and 2002 (unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Item 3.	Controls and Procedures	8

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

CERTIFICATION		12

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

Condensed Balance Sheet
(Unaudited)
June 30, 2003

	Assets

Current assets:
Cash		$ 12,513
Total current assets		12,513

Furniture, equipment and web site domain, net		12,700
Deposit		1,313
		$ 26,526

	Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities		$7,275
Current maturities on notes payable (Note 2)		60,000
Accrued interest expense (Note 2)		14,302
Unearned membership and advertising income		22,505
Total current liabilities		$ 104,082

Long-term debt:
Notes payable, less current maturities (Note 2)		5,000
Total liabilities		109,082

Commitments		-

Stockholders' deficit:
Common stock		$323,825
Additional paid-in capital		19,167
Deficit accumulated during development stage		(425,548)
Total shareholders' deficit		$ (82,556)

		$ 26,526

The accompanying notes are an integral part of these condensed financial statements.

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenue:
Memberships	$8,546	$2,212	$15,865	$8,090
Advertising income	1,083	1,456	2,252	3,339
Seminar	67,506	-	67,506	-
Consulting services	1,244	17,573	1,934	18,617
Other income	1,225	381	1,225	439
Total revenue	79,604	21,622	88,782	30,485

Expenses:
Compensation	5,470	22,185	13,000	42,292
Rent	4,202	3,939	8,141	7,878
Professional services and consulting	2,385	1,650	6,543	3,725
Costs of seminar	46,065	-	48,009	-
Other general and administrative	8,087	-	18,914	-
Depreciation and amortization	3,617	3,550	7,234	6,993
Interest	1,800	1,950	4,850	3,800
Total expenses	71,626	33,274	106,691	64,688

Loss before income taxes	7,978	(11,652)	(17,909)	(34,203)

Income tax provision (Note 3)	-	-	-	-

Net income (loss)	$ 7,978	$ (11,652)	$ (17,909)	$ (34,203)

Basic and diluted loss per share	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	3,651,500	3,110,000	3,651,500	3,110,000

The accompanying notes are an integral part of these condensed financial statements.

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002

Net cash used in operating activities	$ (4,407)	$ (15,936)

Cash flows from investing activities:
Purchases of furniture and equipment	-	(1,549)
Net cash used in investing activities	-	(1,549)

Cash flows from financing activities:
Proceeds from the issuance of debt	5,000	10,000

Net cash provided by financing activities	5,000	10,000

Net change in cash	593	(7,485)

Cash, beginning of period	$ 11,920	$ 10,092

Cash, end of period	$ 12,513	$ 2,607

Supplemental disclosure of cash flow information:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

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

Financial data presented herein are unaudited.

On April 24, 2003, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Verdisys, Inc., ("Verdisys") a California corporation. Verdisys is a leading provider of patented lateral drilling oil services and satellite solution for Energy Production Enhancement. The parties closed the Agreement on July 18, 2003, subject to processing the appropriate state filings required to complete the transaction (see Note 4).

Note 2 - Notes Payable

Notes payable consisted of the following promissory notes at June 30, 2003:

Note payable to an individual, interest at 12 percent,
principal and interest due on November 6, 2003,
unsecured	$30,000
Note payable to an individual, interest at 12 percent,
principal and interest due on November 6, 2003,
unsecured	25,000
Note payable to an individual, interest at 12 percent,
principal and interest due on July 29, 2004,
unsecured	5,000
Note payable to an individual, payable on demand
for one payment of $6,250, unsecured	5,000
65,000
Less: current maturities	(60,000)
$ 5,000

Interest expense on the notes totaled $4,850 and $3,800 for the six months ended June 30, 2003 and 2002. Accrued interest expense on the notes totaled $14,302 at June 30, 2003.

Note 3 - Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the six months ended June 30, 2003 and 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 - Subsequent Event

On July 18, 2003, the Company and Verdisys closed an Agreement and Plan of Merger (the "Agreement"). Under the terms of the Agreement, the Company issued 25,103,223 shares of its restricted common stock to the shareholders of Verdisys in exchange for all 25,103,223 shares of Verdisys' common stock owned by approximately 350 shareholders.

In connection with the closing of the Agreement, the Company changed its name to "Verdisys, Inc." and is changing its OTCBB symbol under which the common stock trades on the Over-The-Counter Bulletin Board. The Company's current directors resigned their positions and executive officers of Verdisys were appointed to fill the vacancies created by the resignation, which resulted in a change of control.

As part of the closing, nearly all the assets and liabilities of the Company were acquired by Scott Baker, the Company's former president, in exchange for his cancellation of 1,485,000 shares of the Company's outstanding common stock.

At closing (1) certain shareholders of the Company agreed to cancel an aggregate of 2,151,500 shares of common stock, representing approximately 58.9 percent of the Company's 3,651,500 common shares currently outstanding, leaving a total of 1,500,000 common shares outstanding, and (2) the Company issued 25,103,223 newly issued, restricted common shares to the shareholders of Verdisys. Following the closing, the Company remained the surviving corporation with 26,603,223 common shares outstanding, of which the former shareholders of Verdisys own approximately 95.6 percent.

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Management Discussion

Headquartered in Houston, Texas, Verdisys, Inc. provides proprietary oil services and solutions for Energy Production Enhancement in the areas of Satellite Communications and Drilling Technologies. Verdisys provides vertically integrated solutions to help energy companies exploit oil and gas production.

Verdisys, Inc. was incorporated in the State of California as Rocker & Spike Entertainment, Inc. on September 27, 2000. Until December 31, 2000, operations consisted of organizational matters, the sale of no par value common stock, and the search for an operating company with which to perform a merger or acquisition. Effective January 1, 2001, Rocker & Spike Entertainment, Inc. purchased the assets and web domain of Accident Reconstruction Communications Network, a sole proprietorship, from the sole proprietor. Following the acquisition, the company changed its name from Rocker & Spike Entertainment, Inc. to Reconstruction Data Group, Inc. effective March 19, 2001. In July 2003, the Company merged with and adopted the business plan of Verdisys, Inc., a private California corporation providing drilling and Satellite Communication services to the oil and gas industry.

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2002

The majority of the net loss of $34,203 is comprised of compensation expenses of $42,292.

Net cash used in operating activities during this period was $15,936.
Revenues during this period were $30,485.

Results of Operations for the Six-Months Ended June 30, 2003

The majority of the net loss of $17,909 for the six-month period ending June 30, 2003 was primarily due to compensation expenses of $13,000. Total revenues for the period were $88,782; total expenses for the period were $106,691.

The company has experienced a small net profit of $7,978 for the three-month period ended June 30, 2003 due primarily to a successful crash test seminar.

Liquidity and Capital Resources

During the six month period ended June 30, 2003 the Company's cash position increased by $593. Net cash used in operating activities totaled $4, 407 and $5,000 was provided through financing activities.

During the six month period ending June 30, 2002 the Company's cash position decreased by $7,485. Financing activities provided $10,000, against net cash used in operating activities of $15,936 and net cash used in investing activities of $1,549.

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

Management Plan of Operations

Drilling Services

In the U.S. and Canada, Verdisys provides oil and gas companies with a proprietary lateral drilling service utilizing specially fabricated mobile drilling rigs. This technology is protected by three issued patents. Verdisys has acquired the exclusive rights to the North American market for this drilling technology that can increase the production of existing oil and gas wells. The Company signed the exclusive license for Lateral Drilling in April, 2003 and commenced operations in June.

The drilling technology can increase existing well production by extending 2” channels up to 300 feet in up to 16 different directions at any given depth from the casing of the well at any given depth. The Verdisys drilling solution provides an economical way to regain production levels of existing, depleted wells. The lateral drilling operation uses a patented ultra-high pressure liquid process which is capable of drilling lateral holes from existing wells up to 300 feet in length in wells up to 5,800 feet deep.

The Company has signed contracts with two small Independent Companies, Edge Capital Group and Energy 2000, Inc., to drill a total of 320 wells. The base price per well is between $50,000 and $65,000 plus third party costs for up to 4 laterals per well. Therefore the minimum contract value for these initial contracts is $19M.

Satellite Services

The Company’s “Satellite Private Network (SPN’s)” utilize two-way satellite broadband to provide energy companies with Remote Energy Management applications. SPN in intended to provide cost effective real-time Supervisory Control and Data Acquisition from remote well locations.

The Company has an agreement with SPACENET and VIASAT pursuant to which SPACENET and VIASAT has agreed to provide the Company with wireless broadband equipment, technology and services. The company currently has six customers for its SPN service providing connectivity to 80 remote locations. The majority of customers want a lease for both hard and soft costs in the field. The Company has a third party financing solution available to provide combined inventory and broadband financing and leasing for all of its customers. This financing pays Verdisys for all contract work at the time of drilling or installation, including three years of bandwidth services. The financing company then manages billing and invoicing the customer for the remainder of the contract. The company’s financing provider can extended a large customer a $1 million credit limit. Once the project financing paperwork is signed by the customer, Verdisys can keep using the credit line to build and deploy additional projects.

The company plans to continue marketing and developing its Lateral Drilling and SPN services.

Item 3. Controls and Procedures

Verdisys, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2. Change in Securities and Use of Proceeds

On July 18, 2003, the Company and Verdisys closed an Agreement and Plan of Merger (the "Agreement"). Under the terms of the Agreement, the Company issued 25,103,223 shares of its restricted common stock to the shareholders of Verdisys in exchange for all 25,103,223 shares of Verdisys' common stock owned by approximately 350 shareholders.

As part of the closing of the Agreement, nearly all the assets and liabilities of the Company were acquired by the Company's former president, in exchange for his cancellation of 1,485,000 shares of the Company's outstanding common stock.

At closing (1) certain shareholders of the Company agreed to cancel an aggregate of 2,151,500 shares of common stock, representing approximately 58.9 percent of the Company's 3,651,500 common shares currently outstanding, leaving a total of 1,500,000 common shares outstanding, and (2) the Company issued 25,103,223 newly issued, restricted common shares to the shareholders of Verdisys. Following the closing, the Company remained the surviving corporation with 26,603,223 common shares outstanding, of which the former shareholders of Verdisys own approximately 95.6 percent.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Verdisys, Inc. includes herewith the following exhibits:

10.1	Contract for lateral drilling services with Energy 2000, Inc.
10.2	Contract for lateral drilling services with Edge Capital Group, Inc.
99.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On July 18, 2003, the Company filed a Report on Form 8-K with the Securities and Exchange Commission re: Changes in Control of Registrant, Acquisition or Disposition of Assets as regarding an Agreement and Plan of Merger with Verdisys, Inc., a California corporation. The company incorporates by reference that report and any amendments thereto.

On May 1, 2003, the Company filed a Report on Form 8-K with the Securities and Exchange Commission re: Press Release as regarding an Agreement and Plan of Merger with Reconstruction Data Group, Inc., a California corporation.

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verdisys, Inc.
Date: August 18, 2003	By: /s/ Dan Williams, President
Dan Williams, President
Principal Executive Officer

Date: August 18, 2003	By: /s/ David Mauz, COO
David Mauz, Chief Operating Officer

Date: August 18, 2003	By: /s/ Andrew Wilson, CFO
Andrew Wilson, Chief Financial Officer
Principal Accounting Officer

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

CERTIFICATION

I, Dan Williams, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Verdisys, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 18, 2003

/s/ Dan Williams
- -----------------------------
Dan Williams
Principal Executive Officer

VERDISYS, INC.

(Formerly, Reconstruction Data Group, Inc.

CERTIFICATION

I, Andrew Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Verdisys, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 18, 2003

/s/ Andrew Wilson
- -----------------------------
Andrew Wilson
Principal Accounting Officer