Form 10QSB/A
period 2003-06-30
VERDISYS INC
filed 2003-11-18
CIK 1141197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                          COMMISSION FILE NO. 333-64122

                                 VERDISYS, INC.

                    (Exact name as specified in its charter)

                                   CALIFORNIA
         (State or other jurisdiction of incorporation or organization)

                                   22-3755993
                     (I. R. S. Employer Identification No.)


                           25025 I-45 North, Suite 525
                              The Woodlands, Texas
                         (Address of executive offices)

                                      77380
                                   (Zip Code)

                                 (281) 364-6999
              (Registrant's telephone number, including area code)

                         Reconstruction Data Group, Inc.
                      10600 N. De Anza Boulevard, Suite 250
                           Cupertino, California 95014
                                 (408) 517-3305
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ].

As of June 30, 2003, there were 3,651,500 shares of Verdisys, Inc. Common Stock issued and outstanding.

 This Amendment No. 1 on Form 10-QSB/A ("Amended 10-QSB") is being filed to correct a certain misstatement in Item 2 of our Form 10-QSB for the quarter ended June 30, 2003 as filed on August 20, 2003 ("Original 10-QSB"). In the "Management Plan of Operations" section within Item 2 of the Original 10-QSB, the two companies with which the Company had signed contracts, Edge Capital Group and Energy 2000 NGC, Inc., were described as independent in reference to the fact that they would be regarded as an "independent" oil producer rather than a "major" oil company. This could be construed that neither Company was a related party to the Company which is in contradistinction to two previously filed press releases (described herein) relating to Energy 2000 NGC, Inc. Edge Capital Group is in fact an independent third party, but Energy 2000 NGC, Inc. is not. Also, the correct name of Energy 2000, Inc. is Energy 2000 NGC, Inc. rather than Energy 2000, Inc. as previously described. Please see the section entitled "Management Plan of Operations" herein for a full description of the relationship between Verdisys and Energy 2000 NGC, Inc.

This Amended 10-QSB amends and restates in its entirety Part 1, Items 2 and 3, and Part II, Item 6 of the Original 10-QSB. This Amended 10-QSB speaks as of the filing date of the Original 10-QSB, except for the certifications which speak as of their respective dates and the filing date of the Amended 10-QSB. Except as specifically indicated, the Amended 10-QSB does not reflect any events occurring subsequent to the filing of the Original 10-QSB.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

This statement may include projections of future results and "forward looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

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

Liquidity and Capital Resources

During the six month period ended June 30, 2003 the Company's cash position increased by $593. Net cash used in operating activities totaled $4,407 and $5,000 was provided through financing activities. During the six month period ending June 30, 2002 the Company's cash position decreased by $7,485. Financing activities provided $10,000, against net cash used in operating activities of $15,936 and net cash used in investing activities of $1,549.

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

The drilling technology can increase existing well production by extending 2" channels up to 300 feet in up to 16 different directions at any given depth from the casing of the well at any given depth. The Verdisys drilling solution provides an economical way to regain production levels of existing, depleted wells. The lateral drilling operation uses a patented ultra-high pressure liquid process which is capable of drilling lateral holes from existing wells up to 300 feet in length in wells up to 5,800 feet deep.

The Company has signed contracts with two small companies, Edge Capital Group and Energy 2000 NGC, Inc., to drill a total of 320 wells. Of the total of 320 wells, 218 are attributable to the contract with Edge Capital Group at a base price per well of $65,000 plus third party costs for up to 4 laterals per well, and 102 are attributable to the contract with Energy 2000 NGC, Inc. at a base price per well of $50,000 plus third party costs for up to 4 laterals per well. Therefore the minimum contract value for these initial contracts is $19M.

The transaction between the Company and Energy 2000 NGC, Inc. is a related party transaction. As described in two previously filed press releases ("Verdisys, Inc. Awarded Contract to Re-Open Monroe Gas Field in Louisiana" filed May 5, 2003 and "Verdisys, Inc. Awarded $5 million Expanded Contract in Monroe Gas Field" filed June 16, 2003), Energy 2000 NGC, Inc. is wholly owned by Berg McAfee Companies. Berg McAfee Companies together with two of its principals, Messrs. Eric McAfee and Clyde Berg, own or control an aggregate of 31.3 % of the total number of shares of Verdisys Common Stock outstanding. Messrs. McAfee and Berg each own 50% of the Berg McAfee Companies, and the Berg McAfee Companies owns directly 29.6% of the shares of Verdisys Common Stock outstanding. Additionally, Mr. McAfee, a director of Verdisys, owns directly 0.44 % of the shares of Verdisys Common Stock outstanding. Mr. Berg owns directly 1.3% of the shares of Verdisys Common Stock outstanding. Because of Verdisys equity ownership by Messrs. McAfee and Berg and the Berg McAfee Companies, their relationship with Energy 2000 NGC, Inc., and Mr. McAfee's status as a director of Verdisys, the transaction between the Company and Energy 2000 NGC, Inc. is a related party transaction.

Satellite Services

The Company's "Satellite Private Network (SPN's)" utilize two-way satellite broadband to provide energy companies with Remote Energy Management applications. SPN in intended to provide cost effective real-time Supervisory Control and Data Acquisition from remote well locations.

The Company has an agreement with SPACENET and VIASAT pursuant to which SPACENET and VIASAT has agreed to provide the Company with wireless broadband equipment, technology and services. The company currently has six customers for its SPN service providing connectivity to 80 remote locations. The majority of customers want a lease for both hard and soft costs in the field. The Company has a third party financing solution available to provide combined inventory and broadband financing and leasing for all of its customers. This financing pays Verdisys for all contract work at the time of drilling or installation, including three years of bandwidth services. The financing company then manages billing and invoicing the customer for the remainder of the contract. The company's financing provider can extended a large customer a $1 million credit limit. Once the project financing paperwork is signed by the customer, Verdisys can keep using the credit line to build and deploy additional projects.

The Company plans to continue marketing and developing its Lateral Drilling and SPN services.

ITEM 3. CONTROLS AND PROCEDURES

Verdisys, Inc. management, with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. Such evaluation did not identify any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Verdisys, Inc. includes herewith the following exhibits:

10.1 Contract for lateral drilling services with Energy 2000 NGC, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2003 (SEC file #333-64122)).

10.2 Contract for lateral drilling services with Edge Capital Group, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2003 (SEC file #333-64122)).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Principal Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Principal Accounting Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                  Verdisys, Inc.
                                                  ------------------------------
                                                  (Registrant)


Date   11/18/03                                   By: /s/ ANDREW WILSON
     --------------------------                       --------------------------
                                                  Name: Andrew Wilson
                                                        ------------------------
                                                  Title: Chief Financial Officer
                                                         -----------------------

                               INDEX TO EXHIBITS


Exhibit
Number                           Description
-------                          -----------

10.1 Contract for lateral drilling services with Energy 2000 NGC, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2003 (SEC file #333-64122)).

10.2 Contract for lateral drilling services with Edge Capital Group, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2003 (SEC file #333-64122)).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Principal Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Principal Accounting Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.