Form 10QSB
period 2003-09-30
VERDISYS INC
filed 2003-11-19
CIK 1141197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from           to
                                             ---------    --------

                                    333-64122
                            ------------------------
                            (Commission file number)


                                 VERDISYS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  CALIFORNIA                                  22-3755993
         ---------------------------                      --------------
         (State or other jurisdiction                        (IRS Employer
       of incorporation or organization)                  Identification No.)

                           25025 I-45 NORTH, SUITE 525
                           THE WOODLANDS, TEXAS 77380
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (281) 364-6999
                           ---------------------------
                           (Issuer's telephone number)


                         RECONSTRUCTION DATA GROUP, INC.
                      10600 N. DE ANZA BOULEVARD, SUITE 250
                           CUPERTINO, CALIFORNIA 95014
                                 (408) 517-3305
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

[X]  Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2003 - 28,363,615 shares of common stock

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [X] NO [ ]

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

                                      INDEX



                                                                                Page
                                                                                Number
                                                                                ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheet                                                3

           Condensed Statements of Operations, three and nine months
            ended September 30, 2003 and 2002 (unaudited)                         4

           Condensed Statements of Cash Flows, nine months ended
            September 30, 2003 and 2002 (unaudited)                               5

           Notes to Condensed Financial Statements                                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Plan of Operations                                                11

Item 3.    Controls and Procedures                                               14

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                     16

Item 2.    Change in Securities and Use of Proceeds                              16

Item 3.    Defaults Upon Senior Securities                                       16

Item 4.    Submission of Matters to a Vote of Security Holders                   16

Item 5.    Other Information                                                     17

Item 6.    Exhibits and Reports on Form 8-K                                      17

SIGNATURES                                                                       20

CERTIFICATION

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

                             CONDENSED BALANCE SHEET

                                     ASSETS



                                                                  SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                                                       Unaudited
Current assets:
Cash                                                                  $    200,501      $        135
   Trade receivable                                                      1,575,236            10,402
   Trade receivable - related party (Note 4)                               337,500                --
   Employee advances                                                            --            42,620
   Other current assets                                                     25,468                --
                                                                      ------------      ------------
         Total current assets                                            2,138,705            53,157
Equipment, net of accumulated depreciation of $43,153
     and $41,833                                                           411,280             3,755
License, net of accumulated amortization of  $114,585 (Note 5)           4,917,528                --
                                                                      ------------      ------------
Total assets                                                          $  7,467,513      $     56,912
                                                                      ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                   $    294,763      $  1,562,339
   Accrued expenses                                                        910,186           905,461
   Note payable to stockholders (Note 5)                                 2,224,510         1,579,562
   Deferred revenue                                                        375,884            56,180
                                                                      ------------      ------------
         Total current liabilities                                       3,805,343         4,103,542
Long-term debt:
   Deferred revenue                                                             --            80,367
Total liabilities                                                        3,805,343         4,183,909
                                                                      ------------      ------------
Commitments and contingencies                                                   --                --

Stockholders' equity:
   Common stock, $0.001 par value, 50,000,000 and 14,963,139
      authorized, 28,363,615 and 14,963,139 issued and outstanding
      restated to give affect of the merger                                 28,364            14,963
   Additional paid-in capital                                           15,865,134         6,802,514
   Retained earnings                                                   (12,231,328)      (10,944,474)
                                                                      ------------      ------------
         Total stockholders' equity (deficit)                            3,662,170        (4,126,997)
                                                                      ------------      ------------
Total Liabilities and Stockholders' Equity                            $  7,467,513      $     56,912
                                                                      ============      ============

         The accompanying notes are an integral part of these condensed financial statements.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
                                              2003              2002              2003             2002
                                          ------------      ------------      ------------      ------------
Revenues:                                 $  2,094,612      $     20,509      $  2,627,959      $    227,332

Cost and expenses:
   Cost of goods sold                          775,278            28,107         1,138,260           225,562
   Selling, general & administrative           815,722           581,992         2,003,414         1,445,467
   Amortization of license                      61,638             3,587           107,472             8,447
                                          ------------      ------------      ------------      ------------
   Operating income (loss)                     441,974          (593,177)         (621,187)       (1,452,144)

Other (income) expense:
   Bad debts                                    19,999                --            19,999                --
   Debt forgiveness                            (61,653)               --          (521,887)               --
   Impairment expense                               --                --         1,000,000                --
   Interest expense                             59,217            38,926           156,055           101,804
                                          ------------      ------------      ------------      ------------

     Net income (loss)                    $    424,411      $   (632,103)     $ (1,275,354)     $ (1,553,948)
                                          ============      ============      ============      ============

Basic income (loss) per share             $       0.02      $      (0.05)     $      (0.06)     $      (0.11)
                                          ============      ============      ============      ============

Fully diluted income (loss) per share     $       0.01                --                --                --

Basic weighted average
   common shares outstanding                26,783,077        13,553,139        21,491,391        13,553,139
                                          ============      ============      ============      ============

Fully diluted weighted average
    common shares outstanding               34,893,910                --                --                --


         The accompanying notes are an integral part of these condensed financial statements.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Nine Months Ended
                                                          September 30,   September 30,
                                                              2003             2002
                                                          ------------    -------------

Cash flows from operating activities:
   Net loss                                                $(1,275,354)     $(1,553,978)
Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities
Issuance of options and warrants for services                       --          353,709
Depreciation and amortization                                  108,792            8,477
Impairment expense                                           1,000,000               --
Gain on debt restructuring                                    (521,888)              --
Shares issued for services                                     326,329               --
Option expense                                                 810,935               --
Changes in:
   Trade receivable                                         (1,564,834)          41,510
   Trade receivable - related parties                         (337,500)              --
   Other current assets                                         17,152           (9,500)
   Accounts payable                                            (86,021)         100,758
   Accrued expenses                                            311,353          570,639
   Deferred revenue                                            239,337          115,730

Net cash used in operating activities                      $  (971,699)     $  (372,655)
                                                          ------------    -------------

Cash flows from investing activities:
   Cash payments for license                                  (100,000)              --
   Purchases of equipment                                     (408,846)          (5,286)
                                                          ------------    -------------

Net cash used in investing activities                         (508,846)          (5,286)
                                                         -------------   --------------

Cash flows from financing activities:
   Payments on the bridge debt                                 (50,894)              --
   Payments on notes payable                                  (379,596)              --
    Payments on convertible notes                             (105,000)
   Proceeds from the exercises of warrants                     234,251
   Proceeds from the sale of preferred stock                 1,982,150          380,000
                                                         -------------   --------------
Net cash provided by financing activities                    1,680,911          380,000
                                                         -------------   --------------

       Net change in cash                                      200,366            2,059

Cash, beginning of period                                  $       135      $     3,397
                                                         -------------   --------------

Cash, end of period                                        $   200,501      $     5,456
                                                         =============   ==============

         The accompanying notes are an integral part of these condensed financial statements.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

                                 VERDISYS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Reconstruction Data Group, Inc. ("RDGI") and Verdisys, Inc.("Verdisys") entered into an Agreement and Plan of Merger on April 24,2003, as amended, which was effective as of July 18, 2003. Prior to the merger the authorized capital stock of RDGI consisted of 50,000,000 shares of RDGI common stock, $.001 par value, of which approximately 3,651,500 shares of common stock were outstanding. Immediately prior to closing, RDGI cancelled 2,151,500 shares of common stock, which included 1,485,000 shares of common stock previously owned by the president of RDGI, in exchange for 100% of RDGI's ownership, rights, interest and liabilities in ARC Network. The ARC Network represented all the operations of RDGI immediately prior to the merger.

Prior to the consummation of the merger, the authorized capital stock of Verdisys consisted of 40,000,000 shares of Verdisys common stock, and 60,000,000 shares of preferred stock, no par value, of which 17,935,137 shares of common stock were outstanding. Immediately prior to the merger, Verdisys, Inc. changed its name to Verdisys Operations Corporation and RDGI changed its name to Verdisys, Inc.

Upon consummation of the merger, Verdisys, Inc. issued 25,202,539 newly issued, restricted common shares. Each share of common stock of Verdisys Operation Corporation was converted into and exchanged into one share of restricted common stock of Verdisys, Inc., except shares held in treasury which were cancelled. Following the closing, Verdisys, Inc. remained the surviving corporation with 26,702,539 shares outstanding. The following table reconciles the number of shares of common stock issued and outstanding immediately prior to consummation of the merger to the number of shares of common stock issued and outstanding immediately following consummation of the merger.

    RDGI shares just prior to the merger                              3,651,500
    Shares cancelled:
        Shares owned by President                      1,485,000
        Shares owned by other founder                    666,500     (2,151,500)
                                                                     ----------
    RDGI shares prior to share issuance                               1,500,000
    Newly issued shares for the share exchange                       25,202,539
                                                                     ----------
    Verdisys shares outstanding immediately after
        merger                                                       26,702,539

The accompanying unaudited interim financial statements of Verdisys have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Verdisys' Annual Report filed with the SEC on Form 8-K, Amendment No. 1 filed on September 29, 2003, amending a Form 8-K initially filed on July 18, 2003. The merger has been accounted for as a reverse acquisition. The condensed statement of operations presented for the three and nine months ended September 30, 2003 and 2002 include the historical results of Verdisys prior to the merger for each of the periods presented. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received. Historical stockholders' equity of Verdisys is retroactively restated for the equivalent number of shares received in the merger after giving effect to the difference in par value of the issuer's and acquirer's stock with an offset to paid-in capital. Retained earnings (deficit) has been carried forward after the merger.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 8-KA have been omitted.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)


Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current year for comparative purposes. Those reclassifications did not affect consolidated net income for the years presented.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. Verdisys has adopted SFAS 148 as of December 31, 2002 through continued application of the intrinsic value method of accounting under APB 25, and enhanced financial statement disclosures of the effect on net income and earnings per share of fair value provisions as if SFAS 148 had been applied.

Verdisys accounts for non-cash stock based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. Verdisys accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, Verdisys recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if Verdisys had applied the fair value provisions of SFAS No. 123.



                                                                    2003
                                                Three Months Ended     Nine Months Ended
Net income (loss) as reported                          $   424,411           $(1,275,354)
Less: stock based compensation determined
         Under fair valued-based method                    299,008               299,008
                                                       -----------           -----------
Pro Forma net income (loss)                            $   125,403           $(1,574,362)
                                                       ===========           ===========

Basic net income (loss) per common share:
         As reported                                   $      0.02           $     (0.06)
         Pro forma                                     $        --           $     (0.07)

Diluted net income (loss) per common share:
         As reported                                   $      0.01           $        --
         Pro forma                                     $        --           $        --


The weighted average fair value of the stock options granted during third quarter 2003 and third quarter 2002 was $410,000 and --, respectively. Variables used in the Black-Scholes options-pricing model include (1) 5.0% risk-free interest rate, (2)expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.

NOTE 2 - PRIVATE PLACEMENT

In July and August 2003, Verdisys sold 609,000 shares of common stock at $2.00 per share in a private placement for total proceeds of $1,218,000 and fees consisted of 39,400 shares of restricted common stock and 9,501 warrants.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)


In connection with the offerings as described above, Verdisys issued 9,501 warrants for the purchase of common stock at a price of $2.00 per share to certain partners of the placement agent that assisted with the offering. The warrants may be exercised at any time prior to September 5, 2008 by paying cash at the warrant price, prior to a registration statement such warrants may be exercised by surrendering such number of shares of common stock received upon exercise of the warrants with a current market price equal to the warrant price.

NOTE 3 - DEBT FORGIVENESS INCOME

During the three and nine months ended September 30, 2003, Verdisys negotiated settlements of accounts payable Verdisys recorded debt forgiveness of $61,653 and $521,888 for the three and nine months ended September 30, 2003, respectively.

NOTE 4 - RELATED PARTY

In April 2003, Verdisys signed a drilling service contracts with Energy 2000 NGC, Inc. of Louisiana ("Energy 2000"), whereby Energy 2000 will pay Verdisys a minimum of $1,800,000 for lateral drilling of 45 wells. This contract is a fixed fee contract with the total price depending on the number of wells drilled and offshoot lateral bores drilled. In addition, Verdisys will receive an 80 percent interest in the net operating income after payback from these properties and will also be reimbursed for 20 percent of its field costs. In September, 2003 Verdisys entered into another contract with E2000 for an additional 57 wells with terms similar to the original contract.

Energy 2000 is a related party. Energy 2000 is a wholly owned subsidiary of Berg McAfee Companies for which Eric McAfee, a director of Verdisys, has a 50% ownership. Mr. McAfee has a 0.4% direct ownership of Verdisys and Berg McAfee Companies has a 29.6% ownership in Verdisys, and Clyde Berg, the co-owner of Berg McAfee Companies, owns 1.3% of Verdisys; therefore, Mr. McAfee and Mr. Berg have a total beneficial ownership of 31.3% in Verdisys.

Verdisys has recognized revenues of $107,500 and $0 for the three months ended September 30, 2003 and September 30, 2002, respectively, relating to Energy 2000. Verdisys has eliminated revenue of $33,712 for the three months ended September 30, 2003 for the related party ownership portion of Mr. McAfee and Mr. Berg. Accounts receivable related to Energy 2000 is $237,500 at September 30, 2003.

The Chairman of the Board of Verdisys is employed by Texas A&M University. The Company recorded $0 and $20,380 of revenue from a contract with Texas A&M for the three and nine-months ended September 30, 2003, respectively.

NOTE 5 - LICENSE AND RELATED NOTES PAYABLE

In April 2003, an individual licensed his lateral drilling technology and equipment to Verdisys. Verdisys agreed to pay $2,750,000 plus 10 percent of related gross revenues from drilling operations. Verdisys paid $100,000 upon signing and entered into a note agreement for $2,650,000 plus 8 percent interest to be paid from May 2003 through March 2004.

In July 2003, Verdisys issued 125,000 restricted shares to the individual in exchange for a $250,000 reduction of the note payable. During the quarter, certain provisions of the licensing agreement were amended to issuance of 500,000 shares of restricted stock and the grant of a board seat in exchange for elimination of the 10% royalty and agreement to pay $500 per well drilled. The stock price at the time of issuance was $4.55 per share. Verdisys accounted for the transaction as an increase in license and stockholders' equity of $2,275,000.

At September 30, 2003 the gross balance of the license was $5,025,000 and accumulated amortization was $114,585 and is being amortized over the remaining life of the patent, 14 years. The balance of the note payable at September 30,2003 was $2,020,404. Interest expense of $67,290 and $120,404 was recognized for the three and nine-months ended September 30, 2003.

NOTE 6 - CONCENTRATION OF CREDIT RISK

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

Verdisys has a concentration of credit risk related to one customer which accounted for 92% of the total revenues for the three months ended September 30, 2003. To mitigate this risk, the Company performs ongoing credit evaluations of its customers and at time requires collateral in support of its trade receivables. Verdisys also has legal rights to claims against the producing properties held by the customer. As of September 30,2003, accounts receivable from this customer total of approximately $1.7 million. Management of the Company believes such amount is realizable.

NOTE 7 - EQUIPMENT

The Company recorded a $340,000 increase in equipment related to the purchase of 2 drilling rigs. Depreciated expense for the rigs is computed on a straight-line basis over a period of 5 to 7 years. There is no depreciation expense for the quarter related to the rigs as the rigs were acquired at the end of the quarter.

NOTE 8 - NON-CASH TRANSACTIONS


The following table contains non-cash information for the nine months ended September 30, 2003:


Purchase of license for note payable (see note 5)            $2,650,000

Stock issued for note payable (see note 5)                   $  250,000

Stock issued for amendment to license (see note 5)           $2,275,000

Warrants issued for accounts payable                         $   95,000

Contributions to capital for restructuring                   $  548,000

Issuances of equity for bridge debt                          $  590,000

Stock issued for convertible notes                           $  506,004

NOTE 9 -RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 150 -"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments that is within its scope as a liability or an asset in some circumstances. The adoption of SFAS 150 as of July 1, 2003 did not have a material impact on Verdisys' financial position or results of operations.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In January 2003, the FASB released Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires the disclosure in the financial statements footnotes of the nature of guarantees and the maximum potential amount of future payments that could be required of the guarantor. Footnote disclosures are required for guarantees and indemnification agreements Verdisys issues beginning in year-end financial statements ending after December 15, 2002. FIN 45 also includes liability recognition and measurement provisions that apply prospectively to guarantees issued or modified after December 31, 2002. As of September 30, 2003, no liabilities have been recorded. See footnote 12 for further disclosure.

Verdisys is involved in litigation arising in the normal course of business. Management believes the ultimate resolution of that litigation will not have a material adverse effect on the financial statements.

NOTE 11 - EARNINGS PER COMMON SHARE

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur when potential common shares are added to common shares outstanding. Diluted earnings per common share are calculated quarterly, and the number of incremental shares to be included at year end is the weighted average of each quarterly calculation. Fully diluted earnings per share are not presented for the nine months ended September 30, 2003 and the nine months ended September 30, 2002, as fully dilutive earnings per share would be anti-dilutive due to the losses in those periods.

NOTE 12 - SUBSEQUENT EVENTS

In October, Verdisys issued 833,333 shares of common stock, at a price of $6.00 per share for a total purchase price of $5,000,000 to Gryphon Master Fund, L.P. Proceeds from the offering were used to pay stock issuance costs of $420,000, 83,334 warrants at $6 per share that expire October 24, 2008 and 20,000 shares of restricted common stock. The warrants maybe exercised at any time prior to October 24, 2008 by paying cash at the warrant price, prior to a registration statement such warrants may be exercised, by surrendering such number of shares of common stock received upon exercise of the warrants with a current market price equal to the warrant price. If the Company fails to meet certain milestones related to registration of such shares, Verdisys shall pay liquidated damages equal to 1% of the purchase price of the shares paid for the first 30 days the event is not cured and 2 percent of the purchase price paid for each thirty day period thereafter until cured. In no event shall Verdisys be required to pay more than aggregate liquidated damages of 8% of the purchase price or $400,000. In addition, if the 30 day average closing price of Verdisys, Inc. common stock drops, such drops could result in the issuance of a maximum of 277,778 additional shares of common stock for no additional compensation. If this occurs, a total of 1,111,111 common shares will have been issued for a price of $4.50 per share. The maximum exposure under these two provisions total $1,250,000.

In October 2003, Verdisys amended certain provisions of its contract with its major customer. Under the provisions of the amendment, Verdisys shall refund to its customer $200,000 if delivery of certain leases to customer does not occur.

In November 2003, the Company signed an option to purchase a large natural gas field with significant current gas production for a specified time period. The option required the Company to pay a non-refundable deposit of $500,000 and has incurred fees to date of $120,000 associated with the transaction.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

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

Management Discussion

Headquartered in The Woodlands, Texas, Verdisys, Inc. (Verdisys or the Company) provides proprietary oil services and solutions for Energy Production Enhancement including patented Lateral Drilling Technologies and secure Satellite Communications.

Verdisys was incorporated in the State of California as Rocker & Spike Entertainment, Inc. on September 27, 2000. Until December 31, 2000, operations consisted of organizational matters, the sale of no par value common stock, and the search for an operating company with which to perform a merger or acquisition. Effective January 1, 2001, Rocker & Spike Entertainment, Inc. purchased the assets and web domain of Accident Reconstruction Communications Network, a sole proprietorship, from the sole proprietor. Following the acquisition, the company changed its name from Rocker & Spike Entertainment, Inc. to Reconstruction Data Group, Inc. effective March 19, 2001.

Reconstruction Data Group, Inc. ("RDGI") and Verdisys, Inc.("Verdisys") entered into an Agreement and Plan of Merger on April 24,2003, as amended, which was effective as of July 18, 2003. Prior to the merger, the authorized capital stock of RDGI consisted of 50,000,000 shares of RDGI common stock, $.001 par value, of which approximately 3,651,500 shares of common stock were outstanding. Immediately prior to closing, RDGI cancelled 2,151,500 shares of common stock, which included 1,485,000 shares of common stock previously owned by the president of RDGI, in exchange for 100% of RDGI's ownership, rights, interest and liabilities in ARC Network. The ARC Network represented all the operations of RDGI immediately prior to the merger.

Prior to the Consummation of the merger, the authorized capital stock of Verdisys consisted of 40,000,000 shares of Verdisys common stock, and 60,000,000 shares of preferred stock, no par value, of which 17,935,137 shares of common stock were outstanding. Immediately prior to the merger, Verdisys, Inc. changed its name to Verdisys Operations Corporation and RDGI changed its name to Verdisys, Inc.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

         Upon consummation of the merger, Verdisys, Inc. issued 25,202,539 newly issued, restricted common shares. Each share of common stock of Verdisys Operation Corporation was converted into and exchanged into one share of restricted common stock of Verdisys, Inc., except shares held in treasury which were cancelled. Following the closing, Verdisys, Inc. remained the surviving corporation with 26,702,539 shares outstanding. The following table reconciles the number of shares of common stock issued and outstanding immediately prior to consummation of the merger to the number of shares of common stock issued and outstanding immediately following consummation of the merger.

RDGI shares just prior to the merger                                  3,651,500
Shares cancelled:
    Shares owned by President                     1,485,000
    Shares owned by other founder                   666,500          (2,151,500)
                                                                     ----------
RDGI shares prior to share issuance                                   1,500,000
Newly issued shares for the share exchange                           25,202,539
                                                                     ----------
Verdisys shares outstanding immediately after
    merger                                                           26,702,539

Financial Summary

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Verdisys earned $2,094,612 in revenues and $430,475 in operating income for the quarter ended September 30, 2003 as compared to revenues of $20,509 and an operating loss of $632,687 for the quarter ended September 30, 2002. The significant increase in revenues and operating income for the three months ended September 30, 2003 was due to lateral drilling services utilizing the Landers lateral drilling technology for the first full quarter. There were no comparable revenues in 2002 as the license to the Landers lateral drilling technology was acquired in April 2003.

Revenues

Lateral Drilling Services

Lateral Drilling Services' revenues were $2,094,612 and $0 for the three months ended September 30, 2003 and three months ended September 30, 2002, respectively. During the quarter, 31 wells were drilled with Verdisys' proprietary drilling rigs under the Edge Capital Group ("Edge") initial contract for the Monroe field. In addition to the fee for drilling services, Verdisys shall receive a 66 2/3% interest in the net operating income from Edge's portion of the properties' income (the "Verdisys Royalty") after Edge has fully recovered all drilling service fees and related expenses incurred for all wells drilled as part of the contract. The Verdisys Royalty will be calculated as 66 2/3% of the net lease after recovery by Edge and/or its third party financing sources of Edge's costs related to the drilling services, including principal, interest, fees and costs for financing such drilling services; cost of acquisition of the lease; land owner royalties or other royalties to third parties other than Edge or Verdisys; and field operating costs. Therefore, after completion of the re-development of the field, Edge will secure for Verdisys a 66 2/3% listing with the gatherer for direct payment of proceeds. It is not anticipated that Verdisys will receive any royalties until late 2004 or later. In addition during the quarter, the Company signed a second contract with Edge for drilling services for 100 wells associated with the Franklin field.

During the quarter, two wells were drilled by Verdisys in accordance with the Energy 2000 NGC, Inc.'s (E2000) agreement, and 4 wells during the second quarter 2003. E2000 is a wholly owned subsidiary of Berg McAfee Companies for which Eric McAfee, a director of Verdisys, has a 50% ownership. Mr. McAfee has a 0.4% direct ownership of Verdisys and Berg McAfee Companies has a 29.6% ownership in Verdisys, and Clyde Berg, the co-owner of Berg McAfee Companies, owns 1.3% of Verdisys; therefore, Mr. McAfee and Mr. Berg have a total beneficial ownership of 31.3% in Verdisys. Verdisys has recognized revenues of $107,500 and $0 for the three months ended September 30, 2003 and September 30, 2002, respectively, relating to E2000. Verdisys has eliminated revenue of $33,712 for the three months ended September 30, 2003 for the prorated related party prorate portion of ownership by Mr. McAfee and Mr. Berg. To date, E2000 paid $160,000 under the contracts, $100,000 of which was received in October 2003.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

Accounts receivable related E2000 is $237,500 at September 30, 2003. In addition to the fee for drilling services, Verdisys shall receive an 80% interest in the net operating income from E2000's portion of the properties' income (the "Verdisys Royalty") after E2000 has fully recovered all drilling service fees and related expenses incurred for all wells drilled as part of the contract. The Verdisys Royalty will be calculated as 80% of the net lease after recovery by Edge and/or its third party financing sources of E2000's costs related to the drilling services, including principal, interest, fees and costs for financing such drilling services; cost of acquisition of the lease; land owner royalties or other royalties to third parties other than E2000 or Verdisys; and field operating costs. Therefore, after completion of the re-development of the field, E2000 will secure for Verdisys an 80% listing with the gatherer for direct payment of proceeds. It is not anticipated that Verdisys will receive any royalties until late 2004 or later.

During the quarter, the Company amended its lateral drilling license agreement with Mr. Landers. In July 2003, Verdisys exchanged 125,000 shares of Verdisys restricted common stock for reduction of a $250,000 note payable to Mr. Landers. In August 2003, Mr. Landers agreed to retroactively eliminate the royalty fees of 10% of the net revenues on Verdisys' lateral drilling, in exchange for 500,000 shares of restricted common stock of Verdisys plus a $500 flat fee per well drilled. Mr. Landers agreed to amend the term of the license to the expiration date associated with the patents to the lateral drilling technology. The Company capitalized $2,275,000 associated with the 500,000 shares issued and is amortizing the amounts associated with the license over a period of 14 years.

Satellite Communications Services

Satellite Communication Services' revenues for the third quarter ended September 30, 2003 were $33,824. Revenues were down for the current quarter as compared to the prior 2003 quarter due to the nature of the services provided. As hardware is sold, Verdisys recognizes the revenue in the period it is delivered to the customer. The bandwidth revenue is amortized over the period benefited. Cash collected for bandwidth is recorded as deferred revenue. At September 30, 2003 there was $251,228 reflected in the condensed balance sheet as deferred revenue relating to Satellite Communications.

Operating Income

The operating income for the third quarter ended 2003 improved substantially due to the high gross margins realized from the lateral drilling services.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Verdisys earned $2,627,959 in revenues and an operating loss of $632,687 for the nine months ended September 30, 2003 as compared to revenues of $227,332 and an operating loss of $1,452,144 for the nine months ended September 30, 2002. The significant increase in revenues and reduction in operating loss for the nine months ended September 30, 2003 was due primarily to lateral drilling services provided utilizing the Landers lateral drilling technology. There were no comparable revenues for the comparable nine month period in 2002 as the license to the Landers lateral drilling technology was acquired in April 2003.

Revenues

Lateral Drilling Services' revenues for the nine months ended September 30, 2003 were $2,259,844.

Satellite Communication Services' revenues for the nine months ended September 30, 2003 were $368,115 compared to the quarter ended September 30, 2002 of $0. Revenues increased due to the increase in contracts to provide satellite communication services.

Backlog

To date the Company has signed contracts to drill 464 wells and had drilled and completed 37 wells as of September 30, 2003. Of the 464 wells under contract 318 wells are related to Edge's contracts, 102 wells

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

are related E2000's contract and 44 wells are related to Natural Gas Systems, Inc., of which Mr. McAfee and Mr. Berg and other affiliates have a 28.6% beneficial ownership.

Liquidity and Capital Resources

Capital Expenditures

The Company utilized two drilling rigs owned and operated by Mr. Landers and his affiliates during the current quarter. The Company took delivery of two in late September. The completion of two additional rigs in November and three expected in December brings the company's total rig fleet to nine which is expected to cost the company approximately $1.6 million.

Liquidity

In July and August, Verdisys sold 609,000 shares of common stock at $2.00 per share in a private placement for total proceeds of $1,218,000 and fees consisted of 39,400 shares of restricted common stock and 9,501 warrants.

In connection with the offering, Verdisys issued 9,501 warrants for the purchase of common stock at a price of $2.00 per share to certain partners of the investment bank that assisted with the offering. The warrants may be exercised at any time prior to September 5, 2008, by paying cash at the warrant price. Prior to a registration statement such warrants may be exercised by surrendering such number of shares of common stock received upon exercise of the warrants with a current market price equal to the warrant price.

In October, Verdisys issued 833,333 shares of common stock, at a price of $6.00 per share for a total purchase price of $5,000,000 to Gryphon Master Fund, L.P. Proceeds from the offering were used to pay stock issuance costs of $420,000, 83,334 warrants at $6 per share that expire October 24, 2008 and 20,000 shares of restricted common stock. The warrants maybe exercised at any time prior to October 24, 2008 by paying cash at the warrant price. Prior to a registration statement such warrants may be exercised. If a registration statement to register such shares does not occur within a specified time period, Verdisys shall pay liquidated damages equal to 1% of the purchase price of the shares paid for the first 30 days the event is not cured and 2 percent of the purchase price paid for each thirty day period thereafter until cured. In no event shall Verdisys be required to pay aggregate liquidated damages of 8% of the purchase price or $400,000. In addition, if the 30 day average closing price of Verdisys, Inc. common stock drops, such drops could result in the issuance of a maximum of 277,778 additional shares of common stock for no additional compensation. If this occurs, a total of 1,111,111 common shares will have been issued for a price of $4.50 per share. The maximum exposure under these two provisions total $1,250,000. The purpose of this offering was to provide additional operating capital to assist the company in fulfilling its current commitments and expanding operations related to Lateral Drilling operations and Satellite Data Services.

In November 2003, the Company signed an option to purchase a large natural gas field with significant current gas production for a specified time period. The option required the Company to pay a non-refundable deposit of $500,000 and has incurred fees to date of $120,000 associated with the transaction.

The company continuously explores ways to expand its operations either by adding new lateral drilling rigs or by acquisitions that fit into the company's lateral drilling or satellite operations. Such expansion will be funded by debt, equity, or a combination.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

Exchange Act of 1934) as of September 30, 2003. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. Such evaluation did not identify any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)




PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

         In July and August 2003, Verdisys sold 609,000 shares of common stock at $2.00 per share in a private placement for total proceeds of $1,218,000 and fees consisted of 39,400 shares of restricted common stock and 9,501 warrants. In connection with the offerings as described above, Verdisys issued 9,501 warrants for the purchase of common stock at a price of $2.00 per share to certain partners of the placement agent that assisted with the offering. The warrants may be exercised at any time prior to September 5, 2008, by paying cash at the warrant price. Prior to a registration statement such warrants may be exercised by surrendering such number of shares of common stock received upon exercise of the warrants with a current market price equal to the warrant price.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on September 25, 2003, to consider and vote on the following proposals with the following results. All of the six directors standing for election were elected by the stockholders and the other two proposals were approved by the appropriate number of shares:

         Proposal 1: The Election of Directors

         The following individuals were nominated and elected as directors to hold office until the 2004 annual meeting of the stockholders of the Company or until successors have been duly elected and qualified.

                                                   For                     Withheld
Ron Robinson                                    17,773,231                  78,803
John Block                                      17,773,231                  78,803
Joe Penbera                                     17,713,801                  72,803
Fred Ruiz                                       17,773,231                  78,803
James Woodward III                              17,773,231                  78,803
Eric McAfee                                     17,673,231                 178,803

         Proposal 2: Ratification of the appointment of Malone & Bailey, PLLC as the Company's independent public accountants for its fiscal year ending December 31, 2003.

For          17,779,231          Against  0               Abstain  72,803

         Proposal 3: Approval of an amendment and restatement to the Company's Bylaws to (i) allow the Company's principal offices and annual meeting date to be set by board resolution, (ii) elimination of cumulative voting for election of directors and (iii) increasing the number of board positions to a minimum of 6 and maximum of 11 (from the current minimum of 2).

For          17,657,231          Against  6,000           Abstain  188,803

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On July 18, 2003, the Company filed a Current Report on Form 8-K reporting its Agreement and Plan of Merger with Verdisys, Inc. as an event under Item 2, which Form 8-K was amended by Amendment No. 1 to Form 8-K filed on September 29, 2003.

         Exhibits

         Verdisys, Inc. includes herewith the following exhibits:

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)




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

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (continuation)


         Reports on Form 8-K

         On September 29, 2003, the Company filed a Report on Form 8-K, as amended with the Securities and Exchange Commission re: Changes in Control of Registrant, Acquisition or Disposition of Assets, Financial Statements and Exhibits as regarding an Agreement and Plan of Merger with Verdisys, Inc., a California corporation.

         On October 1, 2003, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, re: Change in Registrant's Certifying Accountant.

         On October 6, 2003, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, re: Other Events, disclosure of license agreement, as amended, re: proprietary well enhancement techniques and device.

         On October 27, 2003, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, re: Other Events, sell of securities, Gryphon Master Fund, L.P., and exhibits thereto.

         On November 12, 2003, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, re: Regulation FD Disclosure, "Slide Presentation" November 2003.

         On November 17, 2003, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, re: Regulation FD Disclosure, "Slide Presentation" November 2003.

         On November 17, 2003, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, re: Press Release, revenues and profitable quarter.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERDISYS, INC.


         Date: November 19, 2003  By: /s/ Dan Williams, President
                                      ----------------------------------------
                                      Dan Williams, President
                                      Principal Executive Officer

                               INDEX TO EXHIBITS

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