Form 10QSB/A
period 2003-09-30
VERDISYS INC
filed 2003-11-20
CIK 1141197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

As of September 30, 2003, there were 28,363,315 shares of Verdisys, Inc. Common Stock issued and outstanding.

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-QSB/A ("Amended Form 10-QSB") is being filed to amend Part I, Item 1 to include a statement disclosing the fact that unaudited interim financial statements included in the Company's Form 10-QSB for the quarter ended September 30, 2003, as filed on November 19, 2003 ("Original Form 10-QSB") were not reviewed and approved by the Company's independent public accountants. In addition, the Company is making certain changes to reflect a reclassification and certain typographical errors in its financial statements and Management's Discussion and Analysis and Results of Operations as more fully described in the Explanatory Note included in Part I,
Item 1 herein. Finally, the Company failed to file certain exhibits required to be filed under Exhibit 10 to the Original Form 10-QSB, which are included in this Amended Form 10-QSB.

This Amended Form 10-QSB (1) files Part I, Items 1 and 2 in its entirety to add an Explanatory Note and to make certain changes to the financial statements described in the Explanatory Note included in Part I, Item 1 herein and (2) amends in its entirety Part II, Item 6 of the Original Form 10-QSB. This Amended Form 10-QSB also files all of the exhibits included in the exhibit list in Part II, Item 6 that were not filed in the Original Form 10-QSB. This Amended Form 10-QSB speaks as of the filing date of the Original Form 10-QSB, except for the certifications which speak as of their respective dates and the filing date of the Amended Form 10-QSB. Except as specifically indicated, the Amended Form 10-QSB does not reflect any events occurring subsequent to the filing of the Original Form 10-QSB.

PART I

ITEM 1.  FINANCIAL STATEMENTS

EXPLANATORY NOTE

Malone & Bailey, PLLC, the Company's independent public accountants, informed the Company that, at the time of the filing of the Original Form 10-QSB, it did not agree with the recognition of certain revenue as presented in the Company's unaudited interim financial statements without a review of certain documentation requested by Malone & Bailey. The Company was not able to provide the requested documentation to Malone & Bailey prior to the extended filing deadline for the Original Form 10-QSB. As a result, the Company's independent accountants have not completed their review and approval of the unaudited interim financial statements and notes thereto included in this Amended Form 10-QSB in accordance with Rule 310(b) of Regulation S-B promulgated under the Securities and Exchange Act of 1934 ("Exchange Act"). The Company believes that the unaudited financial statements and notes to the consolidated financial statements included therein contain all of the information and necessary adjustments for a fair presentation of these financial statements and accompanying notes. In addition to the above, in this Amended Form 10-QSB, the Company is reclassifying a $200,000 credit from trade receivables to deferred revenue in its September 30, 2003 condensed balance sheet (and the related entries in the condensed statements of cash flows for the nine months ended September 30, 2003). The Company is also correcting a typographical error in the amortization of license expense of $30 in its condensed statements of operations for the nine months ended September 30, 2003. Neither of these changes has any impact on net income for any period. Finally, the Company is also making certain changes to its Management's Discussion & Analysis of Financial Condition and Results of Operations to correct certain typographical errors. The Company anticipates amending this Form 10-QSB when the independent accountants' review is complete.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

                             CONDENSED BALANCE SHEET

                                     ASSETS



                                                                  SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                                                       Unaudited
Current assets:
   Cash                                                               $    200,501      $        135
   Trade receivable                                                      1,775,236            10,402
   Trade receivable - related party (Note 4)                               337,500                --
   Employee advances                                                            --            42,620
   Other current assets                                                     25,468                --
                                                                      ------------      ------------
         Total current assets                                            2,338,705            53,157
Equipment, net of accumulated depreciation of $43,153
     and $41,833                                                           411,280             3,755
License, net of accumulated amortization of  $114,585
     and 0 (Note 5)                                                      4,917,528                --
                                                                      ------------      ------------
Total assets                                                          $  7,667,513      $     56,912
                                                                      ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                   $    294,763      $  1,562,339
   Accrued expenses                                                        910,186           905,461
   Note payable to stockholders (Note 5)                                 2,224,510         1,579,562
   Deferred revenue                                                        575,884            56,180
                                                                      ------------      ------------
         Total current liabilities                                       4,005,343         4,103,542
Long-term debt:
   Deferred revenue                                                             --            80,367
                                                                      ------------      ------------
Total liabilities                                                        4,005,343         4,183,909
                                                                      ------------      ------------
Commitments and contingencies                                                   --                --

Stockholders' equity:
   Common stock, $0.001 par value, 50,000,000 and 14,963,139
      authorized, 28,363,615 and 14,963,139 issued and outstanding
      restated to give effect of the merger                                 28,364            14,963
   Additional paid-in capital                                           15,865,134         6,802,514
   Retained earnings                                                   (12,231,328)      (10,944,474)
                                                                      ------------      ------------
         Total stockholders' equity (deficit)                            3,662,170        (4,126,997)
                                                                      ------------      ------------
Total Liabilities and Stockholders' Equity                            $  7,667,513      $     56,912
                                                                      ============      ============

         The accompanying notes are an integral part of these condensed financial statements.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
                                              2003              2002              2003             2002
                                          ------------      ------------      ------------      ------------
Revenues:                                 $  2,094,612      $     20,509      $  2,627,959      $    227,332

Cost and expenses:
   Cost of goods sold                          775,278            28,107         1,138,260           225,562
   Selling, general & administrative           815,722           581,992         2,003,414         1,445,467
   Amortization of license                      61,638             3,587           107,472             8,477
                                          ------------      ------------      ------------      ------------
   Operating income (loss)                     441,974          (593,177)         (621,187)       (1,452,174)

Other (income) expense:
   Bad debts                                    19,999                --            19,999                --
   Debt forgiveness                            (61,653)               --          (521,887)               --
   Impairment expense                               --                --         1,000,000                --
   Interest expense                             59,217            38,926           156,055           101,804
                                          ------------      ------------      ------------      ------------

     Net income (loss)                    $    424,411      $   (632,103)     $ (1,275,354)     $ (1,553,978)
                                          ============      ============      ============      ============

Basic income (loss) per share             $       0.02      $      (0.05)     $      (0.06)     $      (0.11)
                                          ============      ============      ============      ============

Fully diluted income (loss) per share     $       0.01                --                --                --

Basic weighted average
   common shares outstanding                26,783,077        13,553,139        21,491,391        13,553,139
                                          ============      ============      ============      ============

Fully diluted weighted average
    common shares outstanding               34,893,910                --                --                --


         The accompanying notes are an integral part of these condensed financial statements.

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Nine Months Ended
                                                          September 30,   September 30,
                                                              2003             2002
                                                          ------------    -------------

Cash flows from operating activities:
   Net loss                                                $(1,275,354)     $(1,553,978)
Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities
Issuance of options and warrants for services                       --          353,709
Depreciation and amortization                                  108,792            8,477
Impairment expense                                           1,000,000               --
Gain on debt restructuring                                    (521,888)              --
Shares issued for services                                     326,329               --
Option expense                                                 810,935               --
Changes in:
   Trade receivable                                         (1,764,834)          41,510
   Trade receivable - related parties                         (337,500)              --
   Other current assets                                         17,152           (9,500)
   Accounts payable                                            (86,021)         100,758
   Accrued expenses                                            311,353          570,639
   Deferred revenue                                            439,337          115,730

Net cash used in operating activities                      $  (971,699)     $  (372,655)
                                                          ------------    -------------

Cash flows from investing activities:
   Cash payments for license                                  (100,000)              --
   Purchases of equipment                                     (408,846)          (5,286)
                                                          ------------    -------------

Net cash used in investing activities                         (508,846)          (5,286)
                                                         -------------   --------------

Cash flows from financing activities:
   Payments on the bridge debt                                 (50,894)              --
   Payments on notes payable                                  (379,596)              --
   Payments on convertible notes                              (105,000)
   Proceeds from the exercises of warrants                     234,251
   Proceeds from the sale of preferred stock                 1,982,150          380,000
                                                         -------------   --------------
Net cash provided by financing activities                    1,680,911          380,000
                                                         -------------   --------------

       Net change in cash                                      200,366            2,059

Cash, beginning of period                                  $       135      $     3,397
                                                         -------------   --------------

Cash, end of period                                        $   200,501      $     5,456
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

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)


NOTE 6 - CONCENTRATION OF CREDIT RISK

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

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)


NOTE 11 - EARNINGS PER COMMON SHARE

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

Financial Summary

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Verdisys earned $2,094,612 in revenues and $424,411 in operating income for the quarter ended September 30, 2003 as compared to revenues of $20,509 and an operating loss of $632,103 for the quarter ended September 30, 2002. The significant increase in revenues and operating income for the three months ended September 30, 2003 was due to lateral drilling services utilizing the Landers lateral drilling technology for the first full quarter. There were no comparable revenues in 2002 as the license to the Landers lateral drilling technology was acquired in April 2003.

Revenues

Lateral Drilling Services

Lateral Drilling Services' revenues were $2,060,788 and $0 for the three months ended September 30, 2003 and three months ended September 30, 2002, respectively. During the quarter, 31 wells were drilled with Verdisys' proprietary drilling rigs under the Edge Capital Group ("Edge") initial contract for the Monroe field. In addition to the fee for drilling services, Verdisys shall receive a 66 2/3% interest in the net operating income from Edge's portion of the properties' income (the "Verdisys Royalty") after Edge has fully recovered all drilling service fees and related expenses incurred for all wells drilled as part of the contract. The Verdisys Royalty will be calculated as 66 2/3% of the net lease after recovery by Edge (and/or its third party financing sources) of Edge's costs related to the drilling services, including principal, interest, fees and costs for financing such drilling services; cost of acquisition of the lease; land owner royalties or other royalties to third parties other than Edge or Verdisys; and field operating costs. Therefore, after completion of the re-development of the field, Edge will secure for Verdisys a 66 2/3% listing with the gatherer for direct payment of proceeds. It is not anticipated that Verdisys will receive any royalties until late 2004 or later. In addition during the quarter, the Company signed a second contract with Edge for drilling services for 100 wells associated with the Franklin field.

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

                                 VERDISYS, INC.
                   (Formerly, Reconstruction Data Group, Inc.)

Accounts receivable related E2000 is $337,500 at September 30, 2003. In addition to the fee for drilling services, Verdisys shall receive an 80% interest in the net operating income from E2000's portion of the properties' income (the "Verdisys Royalty") after E2000 has fully recovered all drilling service fees and related expenses incurred for all wells drilled as part of the contract. The Verdisys Royalty will be calculated as 80% of the net lease after recovery by Edge and/or its third party financing sources of E2000's costs related to the drilling services, including principal, interest, fees and costs for financing such drilling services; cost of acquisition of the lease; land owner royalties or other royalties to third parties other than E2000 or Verdisys; and field operating costs. Therefore, after completion of the re-development of the field, E2000 will secure for Verdisys an 80% listing with the gatherer for direct payment of proceeds. It is not anticipated that Verdisys will receive any royalties until late 2004 or later.

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

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Verdisys earned $2,627,959 in revenues and an operating loss of $621,187 for the nine months ended September 30, 2003 as compared to revenues of $227,332 and an operating loss of $1,452,174 for the nine months ended September 30, 2002. The significant increase in revenues and reduction in operating loss for the nine months ended September 30, 2003 was due primarily to lateral drilling services provided utilizing the Landers lateral drilling technology. There were no comparable revenues for the comparable nine month period in 2002 as the license to the Landers lateral drilling technology was acquired in April 2003.

Revenues

Lateral Drilling Services' revenues for the nine months ended September 30, 2003 were $2,259,844.

Satellite Communication Services' revenues for the nine months ended September 30, 2003 were $368,115. Revenues increased due to the increase in contracts to provide satellite communication services.

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

PART II

Item 6.  Exhibits and Reports on Form 8-K.

EXHIBITS

Verdisys, Inc. includes herewith the following exhibits, all of which are filed herewith:

3.1 Restated Articles of Incorporation of Verdisys, Inc., dated July 15, 2003, filed July 17, 2003 with Secretary of State, State of California.

10.1 Employment Agreement, by and between Verdisys, Inc. and Daniel Williams, President and Chief Executive Officer, dated June 2003.

10.2 Employment Agreement, by and between Verdisys, Inc. and Andrew Wilson, Chief Financial Officer Officer, dated June 2003.

10.3 Employment Agreement, by and between Verdisys, Inc. and David Mauz, Chief Operating Officer, dated June 2003.

10.4 Advisor Agreement, by and between Verdisys, Inc. and Ron Robinson, Chairman of the Board of Directors, dated July 2003.

10.5 Advisor Agreement, by and between Verdisys, Inc. and Eric A. McAfee, Director, dated October 1, 2000.

10.6 Contract by and between Verdisys, Inc. and Natural Gas Systems, re: lateral drilling services, "Delhi Field", dated September 22, 2003.

10.7 Contract by and between Verdisys, Inc. and Edge Capital Group, re: lateral drilling services, "Franklin Field", dated September 27, 2003.

10.8 Contract by and between Verdisys, Inc. and Apache Corp, re: satellite services, dated September 11, 2002.

10.9 Contract by and between Verdisys, Inc. and Noble Energy, re: satellite services, dated September 17, 2002.

10.10    Technology Report "Landers Technology", dated October 13, 2003.

10.11 Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated August 26, 2003.

10.12    Verdisys Inc. 2003 Stock Option Plan.

10.13 Independent Contractor Agreement between the Company and TerrOnne Petroleum Corporation dated August 1, 2003.

10.14 Addendum to Contract by and between Verdisys, Inc. and Edge Capital Group re: lateral drilling services, "Monroe Field", dated November 19, 2003.

10.14.1 Letter acknowledging amounts owed to Verdisys, Inc. at September 30, 2003 related to Contract by and between Verdisys, Inc. and Edge Capital Group re: lateral services, "Monroe Field", dated June 16, 2003.

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


                                             VERDISYS, INC.
                                             -----------------------------------
                                             (Registrant)

Date   November 20, 2003                     By: /s/ DAN WILLIAMS
    ----------------------                      --------------------------------
                                             Name:  Dan Williams
                                             Title: Principal Executive Officer


Date   November 20, 2003                     By: /s/ ANDREW WILSON
    ----------------------                      --------------------------------
                                             Name:  Andrew Wilson
                                             Title: Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

3.1 Restated Articles of Incorporation of Verdisys, Inc., dated July 15, 2003, filed July 17, 2003 with Secretary of State, State of California.

10.1 Employment Agreement, by and between Verdisys, Inc. and Daniel Williams, President and Chief Executive Officer, dated June 2003.

10.2 Employment Agreement, by and between Verdisys, Inc. and Andrew Wilson, Chief Financial Officer Officer, dated June 2003.

10.3 Employment Agreement, by and between Verdisys, Inc. and David Mauz, Chief Operating Officer, dated June 2003.

10.4 Advisor Agreement, by and between Verdisys, Inc. and Ron Robinson, Chairman of the Board of Directors, dated July 2003.

10.5           Advisor Agreement, by and between Verdisys, Inc. and Eric A.
               McAfee, Director, dated October 1, 2000.

10.6 Contract by and between Verdisys, Inc. and Natural Gas Systems, re: lateral drilling services, "Delhi Field", dated September 22, 2003.

10.7 Contract by and between Verdisys, Inc. and Edge Capital Group, re: lateral drilling services, "Franklin Field", dated September 27, 2003.

10.8           Contract by and between Verdisys, Inc. and Apache Corp, re:
               satellite services, dated September 11, 2002.

10.9           Contract by and between Verdisys, Inc. and Noble Energy, re:
               satellite services, dated September 17, 2002.

10.10          Technology Report "Landers Technology", dated October 13, 2003.

10.11 Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated August 26, 2003.

10.12          Verdisys Inc. 2003 Stock Option Plan.

10.13 Independent Contractor Agreement between the Company and TerrOnne Petroleum Corporation dated August 1, 2003.

10.14 Addendum to Contract by and between Verdisys, Inc. and Edge Capital Group re: lateral drilling services, "Monroe Field", dated November 19, 2003.

10.14.1 Letter acknowledging amounts owed to Verdisys, Inc. at September 30, 2003 related to Contract by and between Verdisys, Inc. and Edge Capital Group re: lateral services, "Monroe Field", dated June 16, 2003.

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