Form 10QSB/A
period 2003-09-30
VERDISYS INC
filed 2003-12-03
CIK 1141197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 2)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    --------

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

As of September 30, 2003, there were 28,369,486 shares of Verdisys, Inc. Common Stock issued and outstanding.

EXPLANATORY NOTE: This Amendment No. 2 on Form 10-QSB/A ("Form 10-QSB/A No. 2") is being filed to amend Part I, Items 1 and 2 to remove a statement included in the Company's Amendment No. 1 on Form 10-QSB/A filed on November 20, 2003 ("Form 10-QSB/A No. 1") regarding the review by the Company's independent public accountants. The Company's independent public accountants have completed their review of the Company's unaudited interim financial statements which has resulted in a restatement of such statements. Such restatement also required the Company to make certain related changes to the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Part I, Item 2. This Form 10-QSB/A No. 2 also amends the disclosure under Part I,
Item 3 relating to the Company's internal controls and procedures and amends the Exhibit List in Part II, Item 6 to add additional exhibits. The Company originally filed its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 on November 19, 2003 (the "Form 10-QSB").

The restatements included herein reflect the following: First, the Company inadvertently recorded an October 2003 transaction in September 2003, which resulted in an overstatement to accounts receivable and deferred revenue of $200,000. Second, revenue and associated cost of services provided on related party transactions were incorrectly recognized and should have been deferred as of September 30, 2003. Third, certain contributions to capital by founders for debt forgiveness and debt forgiveness income were calculated incorrectly. Fourth, the Company is reclassifying a note payable on its license. Fifth, certain revenue and associated costs of services provided were incorrectly recognized and should have been deferred as of September 30, 2003. Finally, the Company is correcting certain mathematical and other classification errors. This restatement is described in detail in Note 11 to the unaudited interim financial statements.

This Form 10-QSB/A No. 2 files in its entirety the Company's unaudited interim financial statements filed as Part I, Item 1 of the Form 10-QSB/A No.1, which financial statements are now restated as a result of the review of the independent public accountants. Such financial statements also include a report of the independent public accountants as required pursuant to rules and regulations promulgated by the Securities and Exchange Commission. This Form 10-QSB/A No. 2 also files in its entirety the Company's MD&A in Part I, Item 2 to reflect certain changes made in connection with the restatement. This Form 10-QSB/A also files in its entirety Part I, Item 3 relating to the Company's internal controls and procedures. Finally, the Company is filing Part II, Item 6 in its entirety to file the required certifications of management and additional exhibits that were not included in the Form 10-QSB or Form 10-QSB/A No. 1. This Form 10-QSB No. 2 speaks as of the filing date of the Form 10-QSB, except for the certifications which speak as of their respective dates and the filing date of this Form 10-QSB/A No. 2. Except as specifically indicated, this Form 10-QSB/A No. 2 does not reflect any events occurring subsequent to the filing of the Form 10-QSB or the Form 10-QSB/A No. 1 except as required to reflect the effects of the restatement as described in Note 11 to the unaudited interim financial statements. This Form 10-QSB/A No. 2 also corrects the number of shares of the Company's common stock outstanding reported on the cover page, which was incorrect in the Form 10-QSB and Form 10-QSB/A No. 1.

PART I

ITEM 1.  FINANCIAL STATEMENTS

November 28, 2003

To the Board of Directors
Verdisys, Inc.
The Woodlands, Texas

We have reviewed the accompanying balance sheet of Verdisys, Inc. as of September 30, 2003, and the related statements of operations and cash flows for the three and nine months ended September 30, 2003, in accordance with the Statements on Standards of Accounting for Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Verdisys.

A review consists primarily of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying 2003 financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The balance sheet as of December 31, 2002 was audited by us and we expressed an unqualified opinion on it in our report dated May 27, 2003, except notes 11 and 12, for which the date was September 18, 2003, but we have not performed any auditing procedures since that date.

As discussed in Note 11 to these interim financial statements, errors resulting in overstatements and understatements of previously reported assets, liabilities, stockholders equity and net loss as of and for the three and nine months ended September 30, 2003 were discovered by the management of Verdisys during November 2003. Accordingly, adjustments have been made as of September 30, 2003 to correct the errors.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

                                 VERDISYS, INC.
                                 BALANCE SHEETS


                                                                      (Unaudited)
                                                                       (Restated)
                                                                      September 30,        December 31,
                                                                          2003                 2002
                                                                     ---------------      ---------------
                                     ASSETS

Current Assets
  Cash                                                               $       200,501      $           135
  Accounts receivable, net of allowance for
    doubtful accounts of $0 and $22,352                                    1,575,236               10,402
  Accounts receivable from related party                                     337,500
  Employee advances                                                                                42,620
  Other current assets                                                        25,468
                                                                     ---------------      ---------------
               Total Current Assets                                        2,138,705               53,157
                                                                     ---------------      ---------------
Property and equipment, net of accumulated
  depreciation of $43,153 and $41,833                                        372,135                3,755
License, net of accumulated
  amortization of $107,473                                                 4,917,528
                                                                     ---------------      ---------------
               Total Assets                                          $     7,428,368      $        56,912
                                                                     ===============      ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                   $       294,763      $     1,562,339
  Accrued expenses                                                           910,186              905,461
  Deferred revenue                                                         1,409,977               56,180
  Notes payable to stockholders                                              204,106            1,579,562
  Note payable on license                                                  2,020,404
                                                                     ---------------      ---------------
               Total Current Liabilities                                   4,839,436            4,103,542
Deferred revenue, less current portion                                       272,751               80,367
                                                                     ---------------      ---------------
               Total Liabilities                                           5,112,187            4,183,909
                                                                     ---------------      ---------------
Commitments & Contingencies

Stockholders' Equity (Deficit)
  Convertible preferred stock, no par value,
    40,000,000 shares authorized
               Series A, 2,000,000 shares allocated,
                 none outstanding
               Series B, none and 1,410,000 issued
                 and outstanding                                                                  705,000
  Common stock, $.001 par value, 60,000,000 shares
    authorized, 28,369,486 and 13,553,139 shares
    issued and outstanding                                                    28,369               13,553
  Additional paid in capital                                              15,793,629            6,098,924
  Accumulated deficit                                                    (13,505,817)         (10,944,474)
                                                                     ---------------      ---------------
               Total Stockholders' Equity (Deficit)                        2,316,181           (4,126,997)
                                                                     ---------------      ---------------
                             Total Liabilities and Stockholders'
                               Equity (Deficit)                      $     7,428,368      $        56,912
                                                                     ===============      ===============

                                 VERDISYS, INC.
                            STATEMENTS OF OPERATIONS

             Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                      Three Months                        Nine Months
                                   Ended September 30,                Ended September 30,
                                 2003             2002               2003             2002
                              (Restated)                          (Restated)
                             ------------      ------------      ------------      ------------
Revenue
      Third parties          $    524,824      $     20,509      $    859,115      $    227,332
      Related party                                                    60,000
                             ------------      ------------      ------------      ------------
      Total revenue               524,824            20,509           919,115           227,332
                             ------------      ------------      ------------      ------------
Cost of services
      Provided                    432,021            28,107           774,085           225,562
Selling, general
      & administrative            770,119           581,992         1,897,811         1,445,467
Depreciation
      & amortization               62,078             3,587           108,792             8,477
Bad debts                          19,999                              19,999
Impairment                                                          1,000,000
Debt forgiveness
      income                                                         (460,235)
                             ------------      ------------      ------------      ------------
      Total operating
           expenses             1,284,217           613,686         3,340,452         1,679,506
                             ------------      ------------      ------------      ------------
      Operating loss             (759,393)         (593,177)       (2,421,337)       (1,452,174)
                             ------------      ------------      ------------      ------------
Other expense
  Interest expense                 43,167            38,926           140,006           101,804
                             ------------      ------------      ------------      ------------
      NET LOSS               $   (802,560)     $   (632,103)     $ (2,561,343)     $ (1,553,978)
                             ============      ============      ============      ============


Basic and diluted net
      loss per share         $       (.03)     $       (.05)     $       (.12)     $       (.11)
Weighted average
      shares outstanding       26,783,077        13,553,139        21,491,391        13,553,139

                                 VERDISYS, INC.
                             STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                       (Restated)
                                                          2003              2002
                                                       -----------      -----------
Cash Flows From Operating Activities
  Net loss                                             $(2,561,343)     $(1,553,978)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock issued for services                              326,329
    Issuance of options and warrants for services          810,935          353,709
    Depreciation and amortization                          108,792            8,477
    Impairment expense                                   1,000,000
    Debt forgiveness income                               (460,235)
    Bad debt                                                19,999
    Changes in:
               Accounts receivable                      (1,584,833)          41,510
               Accounts receivable - related party        (337,500)
               Other current assets                        (25,468)          (9,500)
               Employee advances                            42,620
               Accounts payable                           (302,674)         100,758
               Accrued expenses                            261,353          570,639
               Deferred revenue                          1,546,181          115,730
                                                       -----------      -----------
  Net Cash Used In Operating Activities                 (1,155,844)        (372,655)
                                                       -----------      -----------
Cash Flows From Investing Activities

  Purchase of property and equipment                      (369,701)          (5,286)
  Cash payments for license                               (100,000)
                                                       -----------      -----------
  Net Cash Used In Investing Activities                   (469,701)          (5,286)
                                                       -----------      -----------
Cash Flows From Financing Activities
  Proceeds from sales of common stock                    1,982,150
  Proceeds from exercise of warrants                       329,251
  Proceeds from notes payable to stockholders               50,000
  Payments on notes payable to stockholders               (155,894)
  Payments on note payable on license                     (379,596)
  Proceeds from sales of preferred stock                                    380,000
                                                       -----------      -----------
  Net Cash Provided by Financing Activities              1,825,911          380,000
                                                       -----------      -----------
Net change in cash                                         200,366            2,059
Cash at beginning of period                                    135            3,397
                                                       -----------      -----------
Cash at end of period                                  $   200,501      $     5,456
                                                       ===========      ===========

                                 VERDISYS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Restated)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Verdisys, Inc. ("Verdisys") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Verdisys' Annual Report filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 8-K have been omitted.

Revenue recognition. Revenue is recognized on well drilling operations when persuasive evidence of an arrangement exists, the lateral drilling is complete, the price is fixed or determinable and collectibility is reasonably assured.

Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current year for comparative purposes. Those reclassifications did not affect net loss for the periods presented.

Restatements of September 30, 2003 were made. See note 11 for details.

As a result of the merger that was completed in July 2003, the capitalization of Verdisys changed. Par value is $.001 per share as compared to no par prior to the merger. All amounts have been retroactively restated to reflect this change.

NOTE 2 - STOCK OPTIONS AND WARRANTS

Stock options and warrants. Verdisys accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. Verdisys accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, Verdisys recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

In April 2003, Verdisys issued 1,280,000 10 year $.10 options to employees. 30,000 options vest monthly over three months, 750,000 options vest quarterly over four years, 300,000 options vest quarterly over one year and 200,000 options vest quarterly over two years. The intrinsic value of these options totals $193,250 which approximated their fair value.

In April 2003, Verdisys issued 100,000 $.10 warrants that expire in January 2007 and have a fair value of $40,000 which was expensed when the warrants were granted.

During the summer of 2003, Verdisys negotiated settlements with 9 vendors plus the two original founders for various debts carried on the books. One of the founders was issued 150,000 warrants exercisable at $.10 and valued at $.40 or $60,000.

In September 2003, Verdisys issued an employee 100,000 five year options with an exercise price of $4.10. There was no intrinsic value associated with the issuance. The fair value of the options was $299,008.

The following table illustrates the effect on net loss and net loss per share if Verdisys had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                         September 30,
                                                     2003               2002               2003               2002
                                                  (Restated)                            (Restated)
                                                 -------------      -------------      -------------      -------------
Net loss as reported                             $    (802,560)     $    (632,103)     $  (2,561,343)     $  (1,553,978)
Less: stock based
              compensation
              determined under
              fair value-
              based method                            (299,008)                             (299,008)
                                                 -------------      -------------      -------------      -------------
     Pro forma net loss                          $  (1,101,568)     $    (632,103)     $  (2,860,351)     $  (1,553,978)
                                                 =============      =============      =============      =============

Basic and diluted net loss per common share:

     As reported                                 $        (.03)     $        (.05)     $        (.12)     $        (.11)
     Pro forma                                            (.04)              (.05)              (.13)              (.11)

The weighted average fair value of the stock options granted during 2003 and 2002 was $.50 and $.50, respectively. Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.

NOTE 3 - PRIVATE PLACEMENT

In July and August 2003, Verdisys sold 609,000 shares of common stock at $2.00 per share in a private placement for total proceeds of $1,218,000. Offering costs consisted of 59,400 shares of restricted common stock and 9,501 warrants exercisable at $2 per share anytime through September 5, 2008.

NOTE 4 - LATERAL DRILLING LICENSE

In April 2003, an individual licensed his lateral drilling technology and equipment to Verdisys. Verdisys agreed to pay $2,750,000 plus 10 percent of related gross revenue from drilling operations. Verdisys paid $100,000 upon signing and signed a note payable for $2,650,000 plus 8 percent due in monthly installments from May 2003 through March 2004 for a total payout of $2,970,000.

In July 2003, Verdisys issued 125,000 shares in exchange for a $250,000 reduction of the note payable. In August 2003, Verdisys and the licensor amended the agreement whereby, in exchange for 500,000 shares of Verdisys and the grant of a board seat, the licensor agreed to eliminate the 10% royalty and instead receive $500 per well drilled. The stock price at the time of the amendment was $4.55 per share, resulting in a $2,275,000 increase in the carrying value of the license.

At September 30, 2003 the total cost of the license was $5,025,000 with $107,473 of accumulated amortization. The license is amortized over the remaining life of the patent, 14 years. The balance of the note payable at September 30, 2003 was $2,020,404.

NOTE 5 - DEFERRED REVENUE

Typical satellite bandwidth contracts cover 36 months. Verdisys receives the cash up front, records deferred revenue and recognizes revenue evenly over the contract.

In addition to satellite bandwidth, Verdisys deferred revenue consists of revenue and associated costs of services provided on drilling operation contracts. In June 2003, Verdisys signed an agreement to drill wells for Edge Capital ("Edge"). The contracts contained contingencies disallowing revenue recognition until each contingency is fulfilled. As of September 30, 2003, Verdisys deferred revenues and associated costs of $1,496,000 and $330,000, respectively under this contract. In November 2003, Verdisys and Edge renegotiated the contract to remove the contingencies. Verdisys expects to recognize the deferred revenue in the fourth quarter provided collectibility from Edge is reasonably assured. If collectibility is not reasonably assured, the revenue will remain deferred.

Verdisys deferred $337,500 of revenue and $72,000 of associated costs as of September 30, 2003 related to related party transactions. See note 9 for details.

NOTE 6 - DEBT FORGIVENESS INCOME

During 2003, Verdisys negotiated settlements with 9 vendors for various debts carried on the books at $520,501 for $43,600 cash and 33,333 shares of stock valued at $.50 or $16,666 resulting in debt forgiveness income of $460,235. During the same period, Verdisys negotiated settlements with the two original founders for various debts carried on the books at $576,000 for $28,000 cash and 150,000 warrants exercisable at $.10 and valued at $.40 or $60,000 resulting in a contribution to capital of $488,000.

NOTE 7 - SOFTWARE IMPAIRMENT

Verdisys reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Verdisys assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. In April 2003, Verdisys issued 2,000,000 shares of common stock for software. The shares were valued at $1,000,000. The software has been determined to not be useful and was fully impaired as of September 30, 2003.

NOTE 8 - NON-CASH TRANSACTIONS ON CASH FLOW STATEMENT

Non-cash transactions:
   Purchase of license with note payable                     $2,650,000
   Stock issued for license amendment                         2,275,000
   Stock issued for reduction of note payable on license        250,000
   Contributions to capital by founders for debt
    forgiveness income                                          488,000
   Conversion of notes payable
     to investors to common stock                             1,245,000
   Conversion of accrued interest on notes payable
     to investors to common stock                               261,190
   Conversion of Series B preferred stock to common             705,000
   Stock issued for accounts payable                             16,666
   Warrants exercised with notes payable to investors            20,000

NOTE 9 - RELATED PARTY ACCOUNTS RECEIVABLE AND REVENUE

In April 2003, Verdisys signed a drilling service contract with Energy 2000 NGC, Inc. of Louisiana ("Energy 2000"), whereby Energy 2000 will pay Verdisys a minimum of $1,800,000 for lateral drilling of 45 wells. This contract is a fixed fee contract with the total price depending on the number of wells drilled and offshoot lateral bores drilled. In addition, Verdisys will receive an 80 percent interest in the net operating income after payback from these properties and will also be reimbursed for 20 percent of its field costs. In September, 2003 Verdisys entered into another contract with Energy 2000 for an additional 57 wells with terms similar to the original contract.

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

Verdisys billed $397,500 of revenue for the nine months ended September 30, 2003, but has deferred $337,500 of revenue and $72,000 of associated costs as of September 30, 2003. The deferral relates to contingencies in the contract that existed as of September 30, 2003. Verdisys is carrying $337,500 of accounts receivable as of September 30, 2003 related to Energy 2000.

NOTE 10 - EQUIPMENT

In September 2003, Verdisys purchased 2 drilling rigs for $170,000 each. Depreciation expense for the rigs will be computed on the straight-line basis over a period of five years. There was no depreciation expense related to the rigs as of September 30, 2003 because they were placed in service in October.

NOTE 11 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

There were several errors and misstatements in the originally prepared September 30, 2003 financials. See the notes below.

A summary of the restatements are as follows:

                                             Previously           Increase
                                               Stated            (Decrease)         Restated
                                            ------------        ------------      ------------
As of September 30, 2003:
Balance Sheet:
      Cash                                  $    200,501                          $    200,501
      Accounts receivable, net                 1,775,236   (1)  $   (200,000)        1,575,236
      Accounts receivable from
           related party                         337,500                               337,500
      Other current assets                        25,468                                25,468
      Property & equipment, net                  411,280   (2)       (39,145)          372,135
      License, net                             4,917,528                             4,917,528
                                            ------------        ------------      ------------
           Total assets                     $  7,667,513        $   (239,145)     $  7,428,368
                                            ============        ============      ============

      Accounts payable                      $    294,763        $                      294,763
      Accrued expenses                           910,186                               910,186
      Deferred revenue                           575,884   (1)      (200,000)        1,682,728
                                                           (7)     1,496,000
                                                           (7)      (330,000)
                                                           (2)       140,844
      Note payable to stockholders             2,224,510   (5)    (2,020,404)          204,106
      Note payable on license                              (5)     2,020,404         2,020,404
      Common stock                                28,364   (6)             5            28,369
      Additional paid in capital              15,865,134   (3)       (60,000)       15,793,629
                                                           (6)            (5)
                                                           (6)       (11,500)
      Accumulated deficit                    (12,231,328)  (7)    (1,496,000)      (13,505,817)
                                                           (7)       330,000
                                                           (3)        60,000
                                                           (6)        11,500
                                                           (2)      (140,844)
                                                           (2)       (39,145)
                                            ------------        ------------      ------------
           Total liabilities and equity     $  7,667,513        $   (239,145)     $  7,428,368
                                            ============        ============      ============

For the three months ended September 30, 2003:

Statement of Operations:
      Revenue:
           Third parties                           $  2,094,612   (7)   $ (1,496,000)     $    524,824
                                                                  (2)        (73,788)
      Cost of services provided                        (775,278)  (7)        330,000          (432,021)
                                                                  (2)         13,257
      Selling, general and administrative              (815,722)  (3)         45,603          (770,119)
      Depreciation & amortization                       (61,638)  (4)           (440)          (62,078)
      Bad debts                                         (19,999)                               (19,999)
      Debt forgiveness income                            61,653   (3)        (16,050)
                                                                  (3)        (45,603)
      Interest expense                                  (59,217)  (3)         16,050           (43,167)
                                                   ------------         ------------      ------------
      Net income (loss)                            $    424,411         $ (1,226,971)     $   (802,560)
                                                   ============         ============      ============
Basic net loss per common share                    $        .02         $       (.05)     $       (.03)
Diluted net loss per share                         $        .01                                   (.03)
Weighted average common shares
      outstanding                                    26,783,077                             26,783,077
Diluted average common shares
      outstanding                                    34,893,910                             26,783,077

For the nine months ended September 30, 2003:

Statement of Operations:
      Revenue
           Third parties                           $  2,627,959   (7)   $ (1,496,000)     $    859,115
                                                                  (2)       (397,500)
                                                                  (2)        124,656
           Related party                                          (2)         60,000            60,000

      Cost of services provided                      (1,138,260)  (7)        330,000          (774,085)
                                                                  (2)         32,855
                                                                  (6)          1,320
      Selling, general and
           administrative                            (2,003,414)  (3)         60,000        (1,897,811)
                                                                  (3)         45,603
      Depreciation & amortization                      (107,472)  (6)         (1,320)         (108,792)
      Bad debts                                         (19,999)                               (19,999)
      Impairment                                     (1,000,000)                            (1,000,000)
      Debt forgiveness income                           521,887   (3)        (16,049)          460,235
                                                                  (3)        (45,603)
      Interest expense                                 (156,055)  (3)         16,049          (140,006)
                                                   ------------         ------------      ------------
      Net loss                                     $ (1,275,354)        $ (1,285,989)     $ (2,561,343)
                                                   ============         ============      ============

Basic and diluted
  net loss per common share                        $       (.06)        $       (.06)     $       (.12)
Weighted average common shares
      outstanding                                    21,491,391                             21,491,391

Restatement notes:

(1) - An October transaction was inadvertently recorded in September. This overstated accounts receivable and deferred revenue by $200,000.

(2) - Revenue and associated cost of services provided on related party transactions were incorrectly recognized and should have been deferred as of September 30, 2003 (see note 9 for details).

(3) - Contributions to capital by founders for debt forgiveness and debt forgiveness income were calculated incorrectly (see note 6 for details).

(4) -  mathematical error

(5) -  reclassification of note payable on license

(6) -  classification errors

(7) - Revenue and associated cost of services provided were incorrectly recognized and should have been deferred as of September 30, 2003 (see note 5 for details).

NOTE 12 - SUBSEQUENT EVENTS

In October 2003, Verdisys sold 833,333 shares of common stock to Gryphon Master Fund, L.P. at $6.00 per share for aggregate gross proceeds of $5,000,000. Offering costs associated with the sale were $420,000 in cash, 83,334 warrants at $6 per share that expire October 24, 2008 and 20,000 shares of common stock. The warrants are exercisable at any time prior to October 24, 2008 by paying cash at the exercise price or by electing a cashless exercise. If a cashless exercise is elected, the holder would receive a percentage of the shares defined as the market price at the time of exercise less the exercise price multiplied by the number of shares for which the warrant is exercised.

If Verdisys fails to meet certain milestones related to registration of such shares, Verdisys is required to pay in cash liquidated damages equal to 1 percent of the purchase price of the shares paid for the first 30 days the event is not cured and 2 percent of the purchase price paid for each thirty day period thereafter until cured. In no event shall Verdisys be required to pay more than aggregate liquidated damages of 8 percent of the purchase price or $400,000. In addition, if in the ten months subsequent to the agreement, the 30 day average closing price of Verdisys' common stock drops below $6 per share, such drops could result in the issuance of a maximum of 277,778 additional shares of common stock for no additional compensation. If this occurs, a total of 1,111,111 common shares will have been issued for an average price of $4.50 per share.

In October 2003, Verdisys amended certain provisions of its contract with its major customer. Under the provisions of the amendment, Verdisys shall refund to its customer $200,000 if delivery of certain leases to the customer does not occur.

On November 10, 2003, Verdisys paid $500,000 for an option to place an additional $10,500,000 deposit to purchase a large natural gas field with significant current gas production for a purchase price in excess of $100 million. Verdisys also paid fees to date of $120,000 associated with the transaction. The additional $10,500,000 would have held the purchase option open until February 2004. As of November 26, 2003, the $500,000 was forfeited and the option expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Plan of Operations" reflects certain restatements to the Company's previously reported unaudited interim financial statements for the quarter ended September 30, 2003. (See "Restatement of Financial Statements" below).

Forward-Looking Statements

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

Restatement of Financial Statements

As discussed in Note 11 to the unaudited interim financial statements included herein, the Company is making the following restatements to its financial statements: First, the Company inadvertently recorded an October 2003 transaction in September 2003, which resulted in an overstatement to accounts receivable and deferred revenue of $200,000. Second, revenue and associated cost of services provided on related party transactions were incorrectly recognized and should have been deferred as of September 30, 2003. Third, certain contributions to capital by founders for debt forgiveness and debt forgiveness income were calculated incorrectly. Fourth, the Company is reclassifying a note payable on its license. Fifth, certain revenue and associated costs of services provided were incorrectly recognized and should have been deferred as of September 30, 2003. Finally, the Company is correcting certain mathematical and other classification errors.

Critical Accounting Policies

The Company has made certain disclosures relating to its critical accounting policies with respect to certain of its contracts; please see the paragraphs below under "Revenues-Lateral Drilling Services."

Management Discussion

Headquartered in Houston, Texas, Verdisys provides proprietary oil services and solutions for Energy Production Enhancement including patented Lateral Drilling Technologies and secure Satellite Communications. Verdisys, Inc. was incorporated in the State of California as Rocker & Spike Entertainment, Inc. on September 27, 2000. Until December 31, 2000, operations consisted of organizational matters, the sale of no par value common stock, and the search for an operating company with which to perform a merger or acquisition. Effective January 1, 2001, Rocker & Spike Entertainment, Inc. purchased the assets and web domain of Accident Reconstruction Communications Network, a sole proprietorship, from the sole proprietor. Following the acquisition, the company changed its name from Rocker & Spike Entertainment, Inc. to Reconstruction Data Group, Inc. effective March 19, 2001. On July 18, 2003, Reconstruction Data Group, Inc. changed its name to Verdisys, Inc. to facilitate the merger with Verdisys Operation Corporation based on the Company's desire to retain the name of the private company into which it merged.

Reconstruction Data Group, Inc. ("RDGI") and Verdisys, Inc. ("Verdisys") entered into an Agreement and Plan of Merger on April 24, 2003, as amended, which was effective as of July 18, 2003. Prior to the merger, the authorized capital stock of RDGI consisted of 50,000,000 shares of RDGI common stock, $.001 par value, of which 3,651,500 shares of common stock, which included 1,485,000 shares of common stock previously owned by the President of RDGI, in exchange for 100 per cent of RDGI's ownership, rights, interest and liabilities in ARC Network. The ARC Network represented all the operations of RDGI immediately prior to the merger.

Prior to the Consummation of the merger, the authorized capital stock of Verdisys consisted of 40,000,000 shares of common stock, and 60,000,000 shares of preferred stock, no par value, of which 25,202,539 shares of common stock were outstanding. Immediately prior to the merger Verdisys, Inc. changed its name to Verdisys Operations Corporation and RDGI changed its name to Verdisys, Inc.

Upon consummation of the merger, Verdisys, Inc. issued 25,202,539 newly issued, restricted common shares. Each share of common stock was converted into and exchanged into one share of restricted common stock of Verdisys, Inc., except shares held in treasury which were cancelled. The following table reconciles the number of shares of common stock issued and outstanding immediately prior to consummation of the merger to the number of shares of common stock issued and outstanding immediately following consummation of the merger.

RDGI shares just prior to the merger were 3,651,500 shares of common stock of which the following were cancelled:

Shares owned by President                           1,485,000
Shares owned by other founder                         666,500
                                                                              (2,151,500)
                                                                             -----------
RDGI shares prior to share issuance                                            1,500,000
Newly issued shares for the share exchange                                    25,202,539
                                                                             -----------
Verdisys shares outstanding immediately after
    Merger                                                                    26,702,539

Financial Summary

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Verdisys incurred $524,824 in revenues and an operating loss of $759,393 for the quarter ended September 30, 2003 as compared to revenues of $20,509 and an operating loss of $593,177 for the quarter ended September 30, 2002. The significant increase in revenues for the three months ended September 30, 2003 was due to lateral drilling services utilizing the Landers lateral drilling technology for the first full quarter. Higher operating margins for the quarter ended September 30, 2003 compared with the prior year were offset by increased spending on selling, general and administrative expense. There were no comparable revenues in 2002 as the license to the Landers lateral drilling technology was acquired in April 2003.

Revenues

Lateral Drilling Services

Lateral Drilling Services' revenues were $497,000 and $0 for the three months ended September 30, 2003 and three months ended September 30, 2002, respectively. During the quarter, 29 wells were drilled with Verdisys' proprietary drilling rigs under the Edge Capital Group ("Edge") initial contract. Verdisys was paid by Edge on the initial 7 wells drilled and recognized revenue on these wells for a total value of $497,000 in the quarter. Consequently, Edge represented 100% of the lateral drilling services revenues for the quarter ended September 30, 2003. A further 22 wells for a total revenue of $1,496,000 were drilled in the quarter such revenues being contingent upon receipt of financing and payment by Edge Capital. Such revenues were deferred in the quarter, along with associated costs of $330,000, pending payment of the outstanding amounts. Management has received representations from Edge and its principals that the amount will be paid in the quarter ending December 31, 2003. Based upon these representations, management believes collectibility is assured.

In addition to the fee for drilling services, Verdisys shall receive a 66 2/3% interest in the net operating income from Edge's portion of the properties' income (the "Verdisys Royalty") after Edge has fully recovered all drilling service fees and related expenses incurred for all wells drilled as part of the contract. The Verdisys Royalty will be calculated as 66 2/3% of the net lease after recovery by Edge and/or its third party financing sources of Edge's costs related to the drilling services, including principal, interest, fees and costs for financing such drilling services; cost of acquisition of the lease; land owner royalties or other royalties to third parties other than Edge or Verdisys; and field operating costs. Therefore, after completion of the re-development of the field, Edge will secure for Verdisys a 66 2/3% listing with the gatherer for direct payment of net proceeds. It is not anticipated that Verdisys will receive any royalties until late 2004 or later.

During the quarter ended September 30, 2003, the Company signed a second contract with Edge for drilling services for 100 wells associated with the Franklin field. The Company is to receive a conveyancing fee of $200,000 upon the completion of the transfer of certain leases to Edge plus similar drilling fees and production interest to its first contract with Edge. To date, the Company has received payment of $120,000 towards the conveyancing fee with the balance due in March 2004. At this time such leases have not been conveyed to Edge. Management currently believes they will be conveyed by December 31, 2003.

The Company's revenue recognition policy with regards to drilling operations is to recognize revenue when collectibility is reasonably assured. The Company has determined that based upon the current contract with Edge collectibility is reasonably assured when amounts outstanding are paid. Consequently, the Company has deferred any revenue associated with the contract that has not been paid.

During the quarter ended September 30, 2003, two wells were drilled by Verdisys in accordance with the Energy 2000 NGC, Inc.'s (E2000) agreement for total revenue of $107,500, and 4 wells during the quarter ended June 30, 2003 for a total value of $230,000. Such revenues were deferred in the respective quarters being contingent upon receipt of financing and payment by E2000. Associated costs of $24,000 for the quarter ended September 30, 2003 and $48,000 for the quarter ended June 30, 2003 were also deferred, pending payment of the outstanding amounts. Management has received representations from E2000 and its principals that the amount will be paid in the quarter ending December 31, 2003 and in October 2003 an amount of $100,000 was paid. Based upon these representations, management believes collectibility is assured.

E2000 is a wholly owned subsidiary of Berg McAfee Companies for which Eric McAfee, a director of and consultant to Verdisys, has a 50 per cent ownership. Mr. McAfee has a 0.4% direct ownership of Verdisys and Berg McAfee Companies has a 29.6% ownership in Verdisys, and Clyde Berg, the co-owner of Berg McAfee Companies, owns 1.3% of Verdisys; therefore, Mr. McAfee and Mr. Berg have a total beneficial ownership of 31.3% in Verdisys. In addition to the fee for drilling services, Verdisys shall receive an 80% interest in the net operating income from E2000's portion of the properties' income (the "Verdisys Royalty") after E2000 has fully recovered all drilling service fees and related expenses incurred for all wells drilled as part of the contract. The Verdisys Royalty will be calculated as 80% of the net lease after recovery by Edge and/or its third party financing sources of E2000's costs related to the drilling services, including principal, interest, fees and costs for financing such drilling services; cost of acquisition of the lease; land owner royalties or other royalties to third parties other than E2000 or Verdisys; and field operating costs. Therefore, after completion of the re-development of the field, E2000 will secure for Verdisys an 80% listing with the gatherer for direct payment of net proceeds. It is not anticipated that Verdisys will receive any royalties until late 2004 or later.

The Company's revenue recognition policy with regards to drilling operations is to recognize revenue when collectibility is reasonably assured. The Company has determined that based upon the current contract with E2000 collectibility is reasonably assured when amounts outstanding are paid. Consequently, the Company has deferred any revenue associated with the contract that has not been paid.

During the quarter ended September 30, 2003, the Company signed an agreement with Natural Gas Systems, Inc. ("NGS") to provide drilling services for 120 wells in the Delhi field in Louisiana. The Company did not commence drilling on this contract until October 2003 and consequently no revenue was recognized for the quarter ended September 30, 2003. Mr. McAfee, a director, and other affiliates have a 28.6% beneficial ownership in Natural Gas Systems, Inc. and as such any revenue associated with the contract will be disclosed as a related party transaction.

In addition to the fee for drilling services, Verdisys shall receive a 70% interest in the net operating income from NGS's portion of the properties' income (the "Verdisys/NGS Royalty") after NGS has fully recovered all drilling service fees and related expenses incurred for all wells drilled as part of the contract. The Verdisys/NGS Royalty will be calculated as 70% of the net lease after recovery by NGS and/or its third party financing sources of NGS's costs related to the drilling services, including principal, interest, fees and costs for financing such drilling services;

cost of acquisition of the lease; land owner royalties or other royalties to third parties other than NGS or Verdisys; and field operating costs. Therefore, after completion of the re-development of the field, NGS will secure for Verdisys a 70% listing with the gatherer for direct payment of net proceeds. It is not anticipated that Verdisys will receive any royalties until late 2004 or later.

During the quarter ended September 30, 2003, the Company amended its lateral drilling license agreement with Carl Landers. In August 2003, Mr. Landers agreed to retroactively eliminate the royalty fees of 10% of the net revenues on Verdisys' lateral drilling, in exchange for 500,000 shares of restricted common stock of Verdisys plus a $500 flat fee per well drilled. The parties also agreed to amend the term of the license to the expiration dates associated with the patents to the lateral drilling technology. The Company capitalized $2,275,000 associated with the 500,000 shares issued and is amortizing the amounts associated with the license over a period of 14 years. In July 2003, Verdisys exchanged 125,000 shares of Verdisys restricted common stock for reduction of $250,000 to the principal balance of the note payable to Mr. Landers.

Satellite Communications Services

Satellite Communication Services' revenues for the quarter ended September 30, 2003 were $24,824 compared to the quarter ended September 30, 2002 of $20,509. This increase for the current quarter as compared to the quarter ended June 30, 2003 was due to the nature of the services provided. As hardware is sold, Verdisys recognizes the revenue in the period it is delivered to the customer. The bandwidth revenue is amortized over the period benefited. Cash collected for bandwidth is recorded as deferred revenue. At September 30, 2003 there was $251,228 reflected in balance sheet as deferred revenue relating to Satellite Communications.

Operating Loss

The operating loss for the quarter ended September 30, 2003 narrowed due to the high gross margins realized from the lateral drilling services.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Verdisys had $919,115 in revenues and incurred an operating loss of $2,421,337 for the nine months ended September 30, 2003 as compared to revenues of $227,332 and an operating loss of $1,452,144 for the quarter ended September 30, 2002. The increase in revenues for the nine months ended September 30, 2003 was due primarily to lateral drilling services provided utilizing the Landers lateral drilling technology. There were no comparable revenues in 2002 as the license to the Landers lateral drilling technology was acquired in April 2003. Operating loss increased for the nine months ended September 30, 2003 due to the impairment of certain software the Company acquired for $1,000,000 which was written down during the year, offset by higher gross margins from the lateral drilling services.

Revenues

Lateral Drilling Services' revenues for the nine months ended September 30, 2003 were $557,000. The revenues reflect less than four month of operations for 2003 so no comparable figures are available for 2002.

Satellite Communication Services' revenues for the nine months ended September 30, 2003 were $362,115 compared to the quarter ended September 30, 2002 of $227,332. Revenues increased due to the increase in contracts to provide satellite communication services.

Backlog

To date the Company has signed contracts to drill 540 wells and had drilled and completed 35 wells as of September 30, 2003. Of the 540 wells under contract 318 wells are related to Edge's contracts, 102 wells are related E2000's contract and 120 wells are related to Natural Gas Systems, Inc., of which Mr. McAfee, a Director, and other affiliates have a 28.6% beneficial ownership.

Liquidity and Capital Resources

Capital Expenditures

The Company utilized two drilling rigs owned and operated by Mr. Landers and his affiliates during the current quarter. The Company took delivery of its first new rig in late September, 2003 and an additional rig in November, 2003. It currently has in assembly two rigs which it expects to receive in early December, 2003.

Liquidity

In July and August 2003, Verdisys sold 609,000 shares of common stock at $2.00 per share in a private placement for total proceeds of $1,218,000 gross, fees associated with the placement consisted of $19,000 in cash, 39,400 shares of restricted common stock and warrants to purchase 9,501 shares of common stock at $2.00 per share.

In connection with the offering, Verdisys issued 9,501 warrants for the purchase of common stock at a price of $2.00 per share to certain principals of the investment bank that assisted with the offering. The warrants may be exercised at any time prior to September 5, 2008 by paying cash at the warrant price. Prior to a registration statement such warrants may be exercised by surrendering such number of shares of common stock received upon exercise of the warrants with a current market price equal to the warrant price.

On October 24, 2003, Verdisys, Inc. sold 833,333 shares of its common stock at a purchase price of $6.00 per share for a total purchase price of $5,000,000. The shares issued in the offering contain a restrictive legend; as they have not been registered under the Securities Act of 1933 or any State Securities Act. Therefore in the absence of an effective registration statement, the shares can only be sold pursuant to some exception from registration, such as Rule 144 of the Act which requires, among other conditions, that the Shares must be held for a minimum of one (1) year. Verdisys, Inc. has paid fees associated with this sale totaling $420,000 resulting in net proceeds to the company of $4,580,000. The Subscription Agreement for the sale has two provisions that if triggered by a drop in the 30 day average closing price of Verdisys, Inc. common stock, could result in the issuance of a maximum of 277,778 additional shares of common stock for no additional compensation. If this occurs, a total of 1,111,111 common shares will have been issued for a price of $4.50 per share. The Subscription Agreement for the sale also confers registration rights to the Purchaser for the all of the common stock purchased in this transaction and an additional 300,000 common shares purchased from a director of the company in a prior unrelated private transaction. The purpose of this offering was to provide additional operating capital to assist the company in fulfilling its current commitments and expanding operations related to Lateral Drilling operations and Satellite Data Services.

In November 2003, the Company signed an exclusive option to purchase a large natural gas field with significant current gas production for a specified time period. The option required the Company to pay a non-refundable deposit of $500,000 and has incurred fees to date of $120,000 associated with the transaction. As of November 26, 2003, the option expired and the Company forfeited the deposit. The Company is continuing to negotiate for the purchase of the field on a non-exclusive basis including the application of the forfeited amount to the purchase price.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have undertaken an evaluation of the Company's disclosure controls and procedures as of September 30, 2003. For the period covering the preparation and filing of the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003, the Company was in the process of certain proposed changes in its personnel involved in the financial reporting function of the Company, which led to certain deficiencies in the implementation of the Company's disclosure controls and procedures. This contributed to the Company's filing of inaccurate financial reports for the three month and nine month periods ended September 30, 2003 and without the completion of a review of the Company's independent auditor. Accordingly, this Amendment No. 2 to Form 10-QSB for the quarterly period ended September 30, 2003 contains restated financial results for the three months and nine months ended September 30, 2003. The Company has taken steps to reassign and clarify financial reporting responsibility and has also implemented certain additional disclosure controls and internal controls and procedures for financial reporting and will continue to evaluate these controls to improve its financial reporting. While the Company's Principal Executive Officer and Principal Financial Officer have determined that modifications to its disclosure controls and procedures are appropriate, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the existing disclosure controls and procedures, when combined with further investigations which have been undertaken and the interim modifications discussed below are effective to provide reasonable assurances that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

While the Company is in the process of further evaluation of its disclosure controls and procedures and implementing modifications to such disclosure controls and procedures, the Company has, on an immediate basis, instituted certain additional interim controls and procedures to ensure that information required to be disclosed in this Amendment No. 2 to Quarterly Report on Form 10-QSB and subsequent reports filed or submitted by the Company has been recorded, processed, summarized and reported to the Company's senior management. Steps that have been taken to ensure that such filings are subject to proper review and approval include:

    o the appointment of the Company's Chairman of the Board to the position of interim President;

    o a requirement that the Company's Chief Financial Officer shall perform a full credit check on all customer's ability to pay prior to executing any contracts with such customer;

    o a requirement that two signatures are required for any check in excess of $25,000;

    o  all contracts in excess of $25,000 require approval by the Board;

    o all proposed merger and acquisition activity is to be approved and controlled by the Company's Chairman of the Board;

    o the Company's website shall be under the control of the Company's Chief Financial Officer;

    o all press releases and other public statements relating to financial issues concerning the Company shall be approved by the Chief Executive Officer, the Chief Financial Officer and the Audit Committee;

    o an evaluation of the personnel requirements at the financial reporting function of the Company's management, including the Chief Financial Officer position, and the consideration of other changes or additional personnel as may be needed; and

    o the engagement of outside professionals, including the Company's outside legal counsel, to obtain advice and recommendations with respect to the foregoing and such other matters as may be necessary or appropriate.

In connection with the evaluation described above, no changes in the Company's internal control over financial reporting occurred during the Company's third fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company does intend to continue to evaluate its internal disclosure controls and procedures and implement improvements as required.

PART II

Item 6.  Exhibits and Reports on Form 8-K.

EXHIBITS

Verdisys, Inc. includes herewith the following exhibits:

3.1*           Restated Articles of Incorporation of Verdisys, Inc., dated July
               15, 2003, filed July 17, 2003 with Secretary of State, State of
               California.

10.1*          Employment Agreement, by and between Verdisys, Inc. and Daniel
               Williams, President and Chief Executive Officer, dated June 2003.

10.2*          Employment Agreement, by and between Verdisys, Inc. and Andrew
               Wilson, Chief Financial Officer Officer, dated June 2003.

10.3*          Employment Agreement, by and between Verdisys, Inc. and David
               Mauz, Chief Operating Officer, dated June 2003.

10.4*          Advisor Agreement, by and between Verdisys, Inc. and Ron
               Robinson, Chairman of the Board of Directors, dated July 2003.

10.5*          Advisor Agreement, by and between Verdisys, Inc. and Eric A.
               McAfee, Director, dated October 1, 2000.

10.6*          Contract by and between Verdisys, Inc. and Natural Gas Systems, re: lateral drilling services, "Delhi Field", dated September 22, 2003.

10.7*          Contract by and between Verdisys, Inc. and Edge Capital Group, re: lateral drilling services, "Franklin Field", dated September
               27, 2003.

10.7.1*        Addendum to Contract by and between Verdisys, Inc. and Edge
               Capital Group, re: lateral drilling services, "Franklin Field", dated September 27, 2003.

10.8*          Contract by and between Verdisys, Inc. and Apache Corp, re:
               satellite services, dated September 11, 2002.

10.9*          Contract by and between Verdisys, Inc. and Noble Energy, re:
               satellite services, dated September 17, 2002.

10.10*         Technology Report "Landers Technology", dated October 13, 2003.

10.11*         Placement Agency Agreement between the Company and Stonegate
               Securities, Inc. dated August 26, 2003.

10.12*         Verdisys Inc. 2003 Stock Option Plan.

10.13*         Independent Contractor Agreement between the Company and TerrOnne
               Petroleum Corporation dated August 1, 2003.

10.14 Form of Registration Rights Agreement in connection with the Company's private placements in July and August 2003.

10.15 Alternative Form of Registration Rights Agreement in connection with the Company's private placements in July and August 2003.

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

*  Previously filed.

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

                                           Verdisys, Inc.


Date:  December 3, 2003                    By:       /s/ Dan Williams
                                               ---------------------------------
                                               Dan Williams,
                                               Chief Executive Officer

Date:  December 3, 2003                    By:       /s/ Andrew Wilson
                                               ---------------------------------
                                               Andrew Wilson,
                                               Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3.1*           Restated Articles of Incorporation of Verdisys, Inc., dated July
               15, 2003, filed July 17, 2003 with Secretary of State, State of
               California.

10.1*          Employment Agreement, by and between Verdisys, Inc. and Daniel
               Williams, President and Chief Executive Officer, dated June 2003.

10.2*          Employment Agreement, by and between Verdisys, Inc. and Andrew
               Wilson, Chief Financial Officer Officer, dated June 2003.

10.3*          Employment Agreement, by and between Verdisys, Inc. and David
               Mauz, Chief Operating Officer, dated June 2003.

10.4*          Advisor Agreement, by and between Verdisys, Inc. and Ron
               Robinson, Chairman of the Board of Directors, dated July 2003.

10.5*          Advisor Agreement, by and between Verdisys, Inc. and Eric A.
               McAfee, Director, dated October 1, 2000.

10.6*          Contract by and between Verdisys, Inc. and Natural Gas Systems, re: lateral drilling services, "Delhi Field", dated September 22, 2003.

10.7*          Contract by and between Verdisys, Inc. and Edge Capital Group, re: lateral drilling services, "Franklin Field", dated September
               27, 2003.

10.7.1*        Addendum to Contract by and between Verdisys, Inc. and Edge
               Capital Group, re: lateral drilling services, "Franklin Field", dated September 27, 2003.

10.8*          Contract by and between Verdisys, Inc. and Apache Corp, re:
               satellite services, dated September 11, 2002.

10.9*          Contract by and between Verdisys, Inc. and Noble Energy, re:
               satellite services, dated September 17, 2002.

10.10*         Technology Report "Landers Technology", dated October 13, 2003.

10.11*         Placement Agency Agreement between the Company and Stonegate
               Securities, Inc. dated August 26, 2003.

10.12*         Verdisys Inc. 2003 Stock Option Plan.

10.13*         Independent Contractor Agreement between the Company and TerrOnne
               Petroleum Corporation dated August 1, 2003.

10.14 Form of Registration Rights Agreement in connection with the Company's private placements in July and August 2003.

10.15 Alternative Form of Registration Rights Agreement in connection with the Company's private placements in July and August 2003.

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

* Previously filed.