Form 10KSB
period 2003-12-31
VERDISYS INC
filed 2004-04-15
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2003

[ ]TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number: 333-64122

VERDISYS, INC.

(Name of small business issuer in its charter)
California

(State of incorporation)
22-3755993

(IRS Employer Identification Number)
25025 I-45 North, Suite 525
The Woodlands, Texas 77380

(Address of principal executive offices)
(281) 364-6999

(Telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer’s revenues for the most recent fiscal year: $885,441

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 25, 2004 is $99,564,922.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2003:

Common Stock: 29,627,265 shares

No (1) annual report to security holders; (2) proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933; are incorporated by reference into any part of this Form 10-KSB.

Transitional Small Business Disclosure Format: [   ]Yes; [X] No

Table of Contents

	PART I
DESCRIPTION OF BUSINESS		3
FORWARD-LOOKING STATEMENTS		3
BUSINESS DEVELOPMENT		3
BUSINESS SEGMENTS		3
INDUSTRY		4
LATERAL DRILLING SERVICES		5
Market		8
Competition		10
SATELLITE SERVICES		11
Major Customers		12
Market		12
Competition		13
PATENTS		13
GOVERNMENTAL REGULATION		14
DESCRIPTION OF PROPERTY		15
LEGAL PROCEEDINGS		16
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		17
	PART II
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS		17
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION		21
FINANCIAL STATEMENTS		25
CHANGES IN / DISAGREEMENTS WITH ACCOUNTANTS		46
CONTROLS AND PROCEDURES		46
	PART III
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS		47
COMPLIANCE WITH SECTION 16(A)	OF THE EXCHANGE ACT	49
CODE OF ETHICS		49
EXECUTIVE COMPENSATION		50
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT		52
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS		54
EXHIBITS AND REPORTS ON FORM 8-K		56
PRINCIPAL ACCOUNTANTS FEES AND SERVICES		59

SIGNATURES		60

Verdisys, Inc. Annual Report

Description of Business

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the Company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the Company’s products. This annual report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties. Moreover, future revenue and margin trends cannot be reliably predicted.

Business Development

In September 2000, the company was incorporated as Rocker & Spike Entertainment, Inc, a California corporation. Until December 31, 2000, operations consisted of organizational matters and the search for an operating company with which to perform a merger or acquisition. Effective January 1, 2001, the company purchased the assets and web domain of Accident Reconstruction Communications Network from its sole proprietor. Following the acquisition, the company changed its name from Rocker & Spike Entertainment, Inc. to Reconstruction Data Group, Inc. At that time, the company provided research, communication and marketing exposure to the accident reconstruction industry through our website and seminars.

In April 2003, the company entered into a merger agreement with Verdisys, Inc. (“Verdisys”). Verdisys was initially incorporated as TheAgZone Inc. in 1999 as a California corporation. Its purpose was to provide e-Commerce satellite services to agribusiness. They changed their name to Verdisys in 2001, and in 2003, with the acquisition of exclusive rights to a proprietary lateral drilling process throughout most of the U.S. and Canada, they changed their market focus to concentrate on services to the oil and gas industry.

The merger agreement with Verdisys called for us to be the surviving company. In connection with the merger, our name changed to Verdisys, our articles of incorporation and bylaws remained in effect, the officers and directors of Verdisys became our officers and directors, each share of Verdisys’ common stock was converted into one share of our common stock, and our accident reconstruction assets were sold.

Verdisys’ historical financial statements replaced ours. We now provide specialty services to oil and gas production companies located primarily in Oklahoma, Texas and Louisiana, and we have exclusive rights to the lateral drilling process throughout the vast majority of the U.S. and Canada.

Business Segments

Verdisys, Inc. currently operates in the oil and gas service industry in two distinct business segments. Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Verdisys licensed technologies.

Our primary segment is providing a service that enhances the recovery of oil and gas from new and existing wells. This service is performed by our specially fabricated mobile drilling rigs equipped to utilize a proprietary lateral drilling system known as Verdisys Lateral Drilling Services, or VLDS. With VLDS, we offer drilling services up to 300 feet horizontally from an existing well bore, in selected formations, down to a depth of 5,800 feet. We can provide our services in a few days at a fraction of the cost of conventional methods. The combination of low front-end costs, effectiveness and speed of the process should make VLDS attractive to oil and gas companies. We believe that there exists a large potential market in North America for the application of the VDLS technology.

Verdisys, Inc. Annual Report

Our secondary business segment is providing satellite services to oil and gas producers, allowing them to remotely monitor and control well head, pipeline and drilling operations. Using satellite, and other wireless technology, we provide oil and gas producers the ability to dispense with a manual structure and move to a real-time, automated, energy management program. With our services, production levels can be optimized to respond to current market conditions and commitments.

Industry

Verdisys, Inc. operates in the oilfield service industry. This industry provides a wide range of services to oil and gas companies including exploration support, equipment supply, construction, logistics, drilling and completion, production enhancement, etc. The oil and gas industry out sources service functions to augment its in-house capability and to take advantage of the expertise of the specialty service providers.

The energy industry is comprised of a diversity of operators, ranging from the very small to the extremely large. While the major portion of oil and gas production is provided by large international oil companies, there are also a large number of smaller independent companies which own the vast majority of existing wells.

The services industry includes a large number of smaller companies which focus on serving smaller producers or providing specialized services to the large ones. We are one of the latter category and will be providing lateral drilling and satellite services to both small and large companies. We have positioned ourselves to cater to all segments of the industry in situations where the application of our services can add value.

Demand for our services depends on our ability to demonstrate improved economics to the oil and gas production sector we serve. We believe that they will use our lateral drilling service where it costs less than alternative services and/or when it generates additional revenue. It will also be driven by macroeconomic factors driving oil and gas fundamentals. The report of the Energy Information Agency of the U.S. Department of Energy entitled “International Energy Outlook 2000” forecasts that world oil consumption will increase at an annual rate of approximately 2% through 2020 and that world gas consumption will increase at an annual rate of approximately 3% over the same period. The projected increase in demand for oil is based on worldwide economic and population growth, primarily in developing countries. The projected increase in gas consumption over this period is expected to result from higher demand across residential, industrial and commercial sectors, as well as from the increasing use of gas as a source of fuel for electric power generation, particularly in North and South America. We also believe that reliance on traditional sources of oil and gas will be limited due to the inadequate delivery infrastructure and political unrest in major supplying countries.

According to the Wall Street Journal, June 20, 2003 “The good news is that America is swimming in gas: The U.S. Geological Survey estimates there are 1,400 Tcf of recoverable gas resources in the U.S. – enough to last decades……But most of it is off-limits to recover because of restrictive environmental rules and lawsuits.” This is particularly the case with drilling moratoriums on the East and West Coasts of America, parts of the Rocky Mountain Area and Alaska. The American Petroleum Institute advocates “A multi-pronged approach is essential for meeting future U.S. natural gas demand: (1) using energy wisely and conserving where possible; (2) developing more U.S. supplies; (3) diversifying supplies through pipelines to bring Arctic gas to consumers; (4) facilitating more liquefied natural gas (LNG) imports. Obviously (3) and (4) are going to take time to develop, are expensive, face significant regulatory problems and political opposition. A more immediate impact can be made by developing more U.S. supplies. Developing such supplies is dependent on drilling new wells in existing fields, or new reserves in expensive less accessible fields. The alternative to growing domestic supply is to build the infrastructure and logistics to be able to import large quantities of LNG from overseas. Verdisys believes its lateral drilling technology can access previously uneconomic reserves and bring them to market cost effectively thereby helping to resolve this supply/demand imbalance.

Verdisys, Inc. Annual Report

The Office of Fossil Energy, U.S. Department of Energy, estimates there are nearly 500,000 oil wells and 230,000 natural gas wells that are marginal or classified as “stripper” wells. These stripper wells produce either 15 barrels or less of oil a day or 60 thousand cubic feet of gas or less a day. Although low producing stripper wells account for the “same of the amount of oil that America imports from Saudi Arabia” according to the Office of Fossil Energy “Together (stripper wells) account for 1.25 trillion cubic feet of natural gas, or about 8 per cent of the natural gas produced”. Such wells are potentially considered uneconomic or marginal with the strong potential of being abandoned due to poor production economics. Indeed approximately 150,000 marginal wells were abandoned between 1993 and 2000 “costing the U.S. more than $3.5 billion in lost economic output” according to the Office of Fossil Energy. In seeking to revitalize marginal and stripper wells both the Department of Energy and American Petroleum Institute have emphasized the need for new technologies to access more of the reserves available. Verdisys has the ability to leverage existing facilities rather than drilling new wells. With its unique lateral drilling technology, Verdisys can provide potentially improved recovery rates rather than leaving a field because of the depletion of oil or natural gas. Production companies now have the ability to enhance the pay zones through lateral drilling to significantly extend economic field life.

We believe that producing companies will react to the combination of the increased demand and the decreased supply of oil and gas in a manner that requires them to utilize both segments of our business. We believe that oil and gas producers have great economic incentive to recover additional production and reserves from known reservoirs rather than pursuing a more risky exploration approach. Our extraction methods permit producers to add value by potentially recovering a significant additional percentage of the oil and gas from a reservoir. We believe that there exists a large potential market in North America that comprises logical candidates to apply our lateral drilling method.

Activity in the energy services industry tends to be cyclical with oil and gas prices. In addition to the currently positive industry fundamentals, we believe the following sector-specific trends enhance the growth potential of our business:

  While oil prices are unpredictable, they have remained and are projected to remain relatively high by historic terms for several years. Continuing high consumption, limitations in delivery infrastructures and political unrest in major supplying countries are expected to be contributing factors.
  Natural gas prices are projected to remain high for several years due to the combination of strong demand and major supply constraints. About one-half of U.S. reserves have been depleted with the remainder increasingly expensive and difficult to reach. Significant new supplies from Alaska and the Canadian north require the construction of new pipelines which are estimated to be several years away. The situation is serious enough that Federal Reserve Bank Chairman Greenspan has expressed concern as to its effect as a constraint to US economic growth.
  There is no substitution threat to oil and gas in the foreseeable future. In particular, any significant substitution by hydrogen is believed to be some decades away.

Lateral Drilling Services

Verdisys Lateral Drilling Service “VLDS”

Our VLDS segment is our primary business. The process can be equally applied to new and existing wells. We operate specially fabricated drilling rigs equipped with VLDS, a patented horizontal jetting technology licensed to us on exclusive basis for the vast majority of the U.S. and Canada from the inventor, Carl Landers. We have the ability to access previously uneconomic reserves and bring them to market at cost effective prices, due to our unique and environmentally sound drilling process. These services and our small fleet of drilling rigs have appeal for both small independent operators as well as large integrated companies.

In the U.S. and Canada, we have the rights to provide oil and gas companies with a proprietary lateral drilling service utilizing specially fabricated mobile drilling rigs. This technology is protected by three issued patents. Verdisys has acquired the rights to the vast majority of the North American market for this drilling technology that has great potential for increasing the production of oil and gas

Verdisys, Inc. Annual Report

A significant volume of the known oil and gas in the U.S. remain untapped in existing well bores. By extending 2” channels up to 300 feet in 4 or more directions from the casing of the well at any given depth, the Verdisys drilling solution provides an economic way to enhance production levels of existing reservoirs, thereby reducing the need for new or foreign sources of oil and gas. The lateral drilling operation uses a patented ultra-high pressure water jetting process, which is capable of drilling lateral holes from existing wells up to 300 feet in length in wells as deep as 5,800 feet.

With this technology, Verdisys has the ability to drill up to 4 or more laterals in only two days into an existing pay zone at an average price ranging from $35,000 to $45,000 per well depending upon the size of the project. Specialized drilling competitors typically charge an average of $250,000 to drill horizontally in only one direction and in only one horizon and require up to two weeks per well. Verdisys’ ability to target new or previously untapped deposits makes its technology potentially very compelling.

At these lower comparative costs, Verdisys has made it feasible to enhance production from a large potential market in North America that would otherwise be cost prohibitive to recover. The existing oil and gas independent producers in North America are potential customers of this patented lateral drilling service. According to the Department of Energy Report – Natural Gas Fundamentals, June, 2003, there are “Over 7,000 small independent businesses (that) drill 85% of wells and produce 65% of natural gas in the U.S. …. from over 350,000 U.S. wells.” All 7,000 independent producers are potential customers for the service.

In the same report it estimates 10,000 to 15,000 new natural gas wells are drilled and completed each year costing anywhere from less than $100,000 to several million. These new wells are necessary just to replace depleted supplies from existing wells in an effort to maintain current U.S. production levels. Verdisys’ lateral drilling service directly competes with the need for new wells by laterally drilling from existing wells to extend the pay zone and bring new supplies through existing well bores. By extending the accessibility of reserves through the existing well Verdisys’ technology can negate the need for new wells to be drilled in existing fields. This is not only compelling economically but also is very environmentally friendly in using previously established well bores rather than drilling new holes.

With VLDS, we can provide an economic production recovery service. With conventional horizontal drilling, the transition from drilling vertically to horizontal drilling may take 200 feet or more and take many days to accomplish. Verdisys, with its patented technology, can make this transition in 2 feet instead of the industry normal of 200 feet and do it in a matter of minutes not hours. This enables Verdisys to be extremely precise in targeting and staying within specific pay zones for a potentially significant enhancement to the production of the well.

Verdisys, Inc. Annual Report

Many of the nation's old oil and gas fields contain new infield reservoir compartments and bypassed pockets of reservoirs that have not been economic to produce. VLDS will make it economically viable to produce from those deposits for the first time.

VLDS utilizes patented technology in the areas of the design and manufacture of the Deflecting Shoe and the process of high pressure waterjet drilling. The figure below more precisely illustrates the process.

Verdisys lateral drilling (VLDS) works on both new and existing wells. Where VLDS may have greater attraction, though, is on marginal wells that may be otherwise ready to be abandoned because they are no longer economically viable. The strong market potential is that this negates the continual need for more exploration, new drilling and denser infield drilling. Such fields that may be ready to be abandoned and have remaining resource potential can have their production re-established and their economic lives significantly extended.

Verdisys, Inc. Annual Report

The figure below demonstrates how lateral drilling can drastically expand the production area within a given field relative to vertical wells. An average well will recover petroleum from an area of up to 120 feet from the well bore. However, each VLDS Lateral extends up to 300 feet from the well bore, thus potentially increasing the area of production several fold.

Features of Lateral Drilling:

  The lateral drilling process is fast. Average time the rig is on the well is only two days.
  Cuts a two inch diameter hole horizontally up to 300 feet from the well bore in multiple directions.
  Lateral holes can be drilled at several vertical producing horizons down to 5,800 feet.

Potential Benefits:

  Increase production rate and recoverable reserves from marginal wells.
  Improves injection rates in water disposal/injection wells.
  Allows directional treatment of wells with acid, steam, CO2, etc.
  Allows multi-layer application in thicker reservoir zones.
  Enhances recovery most effectively on old, low productivity wells.
  Provides an economic alternative to denser infield drilling programs.
  Dispenses with large, expensive rotary rigs.
  Dispenses with mud pits that can damage the environment.
  Dispense with casing milling equipment.
  Dispenses with additional stimulation.
  Rapid drilling rates limit the time the well is out of production.
  Dispenses with logging expense and the need to change well-bore configuration.

Major Customers

When the Company commenced its lateral drilling operations in 2003 it was dependent upon three customers, two of which were related parties, and one that had no experience in the oil and gas industry. Since that time it has discontinued doing business with two of the customers due to disputes regarding the services performed and payment for those services, and has revised its contract with the third.

Verdisys, Inc. Annual Report

In January, 2004 the Company changed its customer focus to small to medium size independent oil and gas production companies seeking to enhance production from their existing fields in the U.S. and Canada. It also adopted a new business model that emphasizes a payment for services rather than production participation rights. To date the Company has signed pilot contracts to perform drilling services for Amvest Osage, Inc., Esperada Energy Partners, L.L.C. and Maxim Energy, Inc. It is also in discussion with a number of other Companies regarding pilot projects to prove out the technology with a view to further work. The Company expects to continue such focus for the balance of fiscal year 2004.

Customer Acceptance

The Company is encouraged by the level of interest from several customers in the lateral drilling technology as it relates to both conventional oil and gas production as well as coal bed methane opportunities. Recent experience in Oklahoma revealed that, due to operator error and possible equipment issues, the Company did not completely mill through the casing of certain wells. Based on the testing to date, certain wells showed modest improvement in natural gas volumes while other wells failed to show any improvement. Verdisys plans to re-drill certain wells to gain additional insight and to perfect the technique.

The Company has instituted a successful above-ground milling test, which visually demonstrated that improved operating procedures will resolve the milling issue. The Company plans to make continued improvements to the technology and operating procedures in order to provide its customers with a quality, value added and consistent service.

Market

The United States was the world’s largest consumer of natural gas in 1999 according to the World Energy Council – Survey of Energy Resources, consuming 21.7 trillion cubic feet (Tcf) of Natural Gas or 26 per cent of the World’s total consumption. Natural Gas meets 24 per cent of U.S. energy requirements according to the American Petroleum Institute and heats 61 per cent of U.S. households. Natural Gas, as a clean and efficient fuel, has become ubiquitous to the American lifestyle in heating the home, cooking, drying clothes and running cars. The advent of the additional need for electricity in America has also spawned heavy demand from Power Plants along with traditional users in pulp and paper, cement and asphalt, chemicals, plastics and petroleum refining. In the last several years 95 per cent of the new power generation capacity in the U.S. was fueled by natural gas, according to the U.S. Department of Energy 2003 Report.

The U.S. Department of Energy expects U.S. demand to grow at 1.5 per cent per year between 2001 and 2025 representing a 50 per cent growth from 23 Tcf to 35 Tcf. “Today, domestic supplies meet 84 per cent of our Nation’s natural gas requirements, with nearly all of the balance coming from Canada.”, according to the U.S. Department of Energy Report, “But future natural gas consumption is expected to increase more rapidly than domestic production”. “In 2001 about 19.5 Tcf of natural gas was produced from over 350,000 U.S. wells” according to the same report, “Most production came from Texas (26%), Gulf of Mexico (8%) and Oklahoma, Louisiana and Wyoming (7% each). However, according to the American Petroleum Institute U.S. production has been “essentially flat for the past two decades”.

Indeed, to Business Week in their March 1, 2004 edition said “Demand for clean-burning natural gas has marched steadily upwards during the past two decades, and the output from North American gas fields hasn’t kept pace. Last year, in fact, U.S. production fell by 3%, while demand rose 2.2%. Prices have doubled since the 1990s, to around $5 per thousand cubic feet (mcf).” The ability of the United States to meet such demand will have a major effect on the economy for the next two decades. How will the U.S. meet the supply shortfall?

Verdisys, Inc. Annual Report

Competition

Verdisys’ lateral drilling service directly competes with the need for new wells by laterally drilling from existing wells to extend the recovery from the pay zone and bring new supplies through existing well bores. By extending the accessibility of reserves through the existing well bores, Verdisys’ technology can negate the need to drill more densely spaced wells in existing fields. This is not only compelling economically but also is very environmentally friendly in using previously established wells rather than drilling new ones.

Source: Department of Energy – Natural Gas Fundamentals, June, 2003

We operate in a niche that lies below the more expensive and higher impact horizontal drilling business and the much cheaper and lower impact perforation business. Our lateral drilling service can provide significant reservoir exposure, and therefore greater production potential, like horizontal drilling at closer to the cost of the perforation service.

Conventional horizontal or directional drilling is slow and significantly more expensive to the extent that it is only being used if its much longer drilling radius was required as is necessary in offshore or environmentally sensitive areas. Companies offering this service include Halliburton, Baker Hughes, Schlumberger and other independent drilling companies. They traditionally drill one lateral through the existing well bore. That lateral can take over 200 feet to achieve the turn to the horizontal and be limited to only one “pay” zone. It usually costs over $250,000 and positive financial returns require very high producing rates.

Other water jet drilling methods in use have a limited radius of about 10 feet and can be repeated 4 or more times in any direction around the well bore. The competitive advantage of the Verdisys system is sustainable through the life of the patents. A key patent involving the nozzle design was issued in 1998. A further patent was issued in 2003 covering a variation of the process and further patents can be expected as the process is further refined to extend its range, depth, and other capabilities.

Verdisys, Inc. Annual Report

Our VLDS offers several advantages over conventional oil and gas recovery enhancement services provided by our competitors because:

  The lateral drilling process is fast. Average time the rig is on the well is two days.
  It cuts a two inch diameter hole horizontally up to 300 feet from the well bore.
  Lateral holes can be drilled at numerous vertical producing horizons.
  It increases production rate and recoverable reserves.
  There is no need for large, expensive rotary rigs.
  There are no mud pits that may damage the environment.
  Casing milling equipment is not necessary.
  Logging expenses are not required.
  Additional stimulation services such as acidizing may be substituted by VLDS.

However, many of our competitors are better financed, equipped and staffed than Verdisys, Inc.

Satellite Services

The “Satellite Private Network (SPN’s)” services utilize two-way satellite broadband to provide oil and gas companies with a wide variety of remote energy management applications. Our satellite services can be optimized to provide cost effective applications such as Voice over Internet “VoIP”, Virtual Private Networking “VPN” and Real-time Supervisory Control and Data Acquisition Systems, commonly referred to as SCADA. SCADA permits oil and gas companies to dispense with a manual structure and move to a real-time, automated, energy management program. Utilizing SCADA, production levels can be optimized to meet current market conditions and commitments. At present, the Company is shipping modem hardware from ViaSat and Spacenet, space segment services from SES and Loral and hub services from Spacenet and Immeon. The current product line supports QoS (Quality of Service), multiple protocols, including the ones most used for Point of Sale and SCADA. SPN uses satellite communications that are low cost and that ensure worldwide availability, even in geographic areas with a poor communications infrastructure. SPN is based on industry standards to lower implementation costs and to simplify the integration into existing systems Reliability and availability are critical considerations for SCADA. SPN is provided twenty four hours a day seven days a week with 99.99% availability virtually anywhere in the world and there are fewer points of failure than comparable terrestrial services. It provides uniform service levels, and is faster and more cost effective to deploy. SPN is also very flexible and easily accommodates site additions, relocations, bandwidth expansion, and network reconfiguration.

Additionally, security, integrity, and reliability have been designed into SPN to ensure that information is neither corrupted nor compromised. SPN communications are more secure than many normal telephone lines.

Verdisys Satellite Private Networks, or SPN, allow energy companies to control their production effectively by providing worldwide real-time access to information. SPN enables real-time Supervisory Control and Data Acquisition and provides a new opportunity for energy companies to automate functions that are currently manual. Applications include oil and gas exploration, production, refining, power distribution, and many other related energy management functions. It is common practice today to gather much of the data involved in energy management manually. This is not only expensive but also causes a significant time lag in the availability of critical management information. Supervisory control also has many manual components that raise costs and cause companies to be unable to react quickly to problems or changing market conditions.

The local site utilizes Wi-Fi, a wireless Local Area Network (LAN) that provides high-speed data transmission at less than $300 average cost per connection. Wi-Fi is inherently flexible and does not incur the normal high wiring costs of a cable LAN. Internet connections are also used to provide maximum flexibility and to reduce costs.

Verdisys, Inc. Annual Report

SPN provides uniform service levels, and is faster as well as more cost effective to deploy. SPN is also very flexible and easily accommodates site additions, relocations, bandwidth expansion, and network reconfiguration.

Secure encryption is used and the Wi-Fi implementation does not allow access to unauthorized users. SPN is based on industry standards such as TCP/IP and IEEE802.11b to lower implementation costs and to simplify the integration into existing systems.

Major Customers

Our current satellite services customers include Apache Corporation with 40 remote sites, British Petroleum with 9 remote sites and Noble Energy with 25 remote sites. Contracts are usually for hardware, backhaul, and 36 months of bandwidth. The Company is dependent upon a small number of customers which tend to be large companies with extensive remote operations. However, virtually any oil and gas producer, of which there are thousands, is a potential customer for our satellite services.

Market

There are an estimated 1.7 million petroleum wells that could benefit from the economics of Verdisys’ high speed connectivity services. The Company’s focus is serving the needs of oil and gas producers worldwide to control their production effectively and to enhance customer satisfaction by providing worldwide real-time access to information. This market for satellite services is very competitive with increasing pressure on margins as Verdisys’ larger competitors offer services at substantially discounted prices. Verdisys attempts to compete against such competitors by addressing niche market needs and offering alternative solutions that solve customers’ more difficult communication problems at more cost effective rates. Verdisys utilizes satellite, Wi-Fi and other wireless technology for the last mile of wellhead connectivity for these customers and focuses almost exclusively on the oil and gas market. The common denominator throughout is MPLS/ATM (Multiple Protocol Label Switching) network transport services.

Verdisys, Inc. Annual Report

Competition

The satellite communication industry is intensely competitive due to overcapacity, but the competition is less severe in the oil and gas producing sector. Other satellite services providers in the oil and gas industry include Petrocom, Stratus, and Caprock. Caprock and Stratus are focused on the top 5% of the market, particularly offshore platforms, and Petrocom is focused on the offshore market using a traditional wireless network. Our satellite services offer advantages over those services by:

  Customizing the provided service to better meet the customer’s needs;
  Offering superior speed;
  Providing single vendor convenience; and
  Offering lower up-front infrastructure and operating costs.

Patents

On April 24, 2003 we entered into an agreement to license the Landers Horizontal Drilling Process, based on U.S. Patent Nos. 5,413,184, 5,853,056, and 6,125,949 relating to certain oil and gas well production enhancement techniques and devices and related trade secrets with the inventor and holder of the patents and trade secrets, Carl Landers. The license gives us exclusive rights to apply the technology in all of the U.S. (except for part of Colorado West of the Rockies, and Utah) and Canada to use the Landers Horizontal Drill and the related trade secrets. Mr. Landers also reserves the rights to certain applications in which he has a direct interest. The license terminates upon the expiration of the underlying patents, the earliest date being October 1, 2013. We amended the license on September 4, 2003, to provide for consideration to Mr. Landers of a fixed amount of $500 for every well drilled in which the Landers Horizontal Drill method is utilized, instead of the original 10% royalty payment, and 500,000 shares of our restricted common stock. In addition, in exchange for a reduction of the note payable associated with the license from $2,750,000 to $2,500,000, we issued an additional 125,000 shares of our restricted common stock and agreed to register the shares in a subsequent Registration Statement. Additionally, Mr. Landers was appointed as one of our directors for the duration of the license, subject to shareholder approval. He has since resigned his appointment.

We amended the license again in February 2004 when $1,695,000 of outstanding payment obligations to Mr. Landers for technology fees were waived in exchange for the issue of 300,000 common shares in Verdisys, Inc.and the payment of $100,000 in cash and the promise to pay $400,000 in cash prior to May 15, 2004. If Verdisys fails to pay the $400,000 by May 15, 2004, the license may be revoked. The Company also agreed to register the 500,000 common shares previously granted in a subsequent Registration Statement.

The licensor retains some self use rights but may not compete with the licensee. Any improvements to the technology remain the sole property of the licensor but are provided to Verdisys without additional licensing fees.

The lateral drilling technology and related trade secrets are instrumental to our competitive edge in the oil and gas service industry. We are committed to protecting the technology. We cannot assure our investors that the scope of any protection we are able to secure for our license will be adequate to protect it, or that we will have the financial resources to engage in litigation against parties who may infringe on our exclusive license. We also can not provide our investors with any degree of assurance regarding the possible independent development by others of technology similar to that which we have licensed, thereby possibly diminishing our competitive edge.

Verdisys, Inc. Annual Report

Governmental Regulation

Our operations are subject to various local, state and federal laws and regulations intended to protect the environment. Our operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to our operations include those with respect to containment, disposal and controlling the discharge of any hazardous oilfield waste and other non-hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws protecting the environment have become more stringent in recent yeas, and may in certain circumstances impose “strict liability,” rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws may expose us to liability for the conduct of, or conditions caused by, others, or for our acts, which were in compliance with all applicable laws at the times such acts were performed. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws could be substantial and could have a material adverse effect on our financial condition. Management believes that it conducts our operations in substantial compliance with all material federal, state and local laws as they relate to the environment. Although we have incurred certain costs in complying with environmental laws, such amounts have not been material to our financial results.

We depend on the demand for our products and services from oil and natural gas companies. This demand is affected by changing taxes, price controls and other laws relating to the oil and gas industry generally, including those specifically directed to oilfield operations. The adoption of laws curtailing exploration and development drilling for oil and natural gas in our areas of operation could also adversely affect our operations by limiting demand for our products and services. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing legislation regulations or enforcement.

Employees

As of December 31, 2003, we had less than 10 full-time employees. A new president and chief financial officer were brought into the Company in January 2004. We also utilize a number of independent contractors and consultants to assist us conducting the drilling operations, installing the telecommunications equipment, maintaining and supervising such services, and the like, in order to complement our existing work force, as needed from time to time. Our agreements with these independent contractors and consultants are usually short-term. We are not a party to any collective bargaining agreement with any employees, and believe relations with our employees, independent contractors and consultants are good.

Verdisys, Inc. Annual Report

Description of Property

Office Facilities

Verdisys’ office is in The Woodlands, Texas. In December 2003, Verdisys renewed the Woodlands lease for 12 months for $6,071 per month. Future minimum lease payments under the lease as of December 31, 2003 are $66,781 in 2004. Rent expense was $42,325 and $47,627 in 2003 and 2002, respectively.

Verdisys’ prior office was in Houston, Texas. The offices for 2001 and part of 2002 were in Aliso Viejo, California. The Aliso Viejo lease was for $1,800 per month and expired August 2002. The Houston office was in the home of an employee on a monthly basis for $900 per month through August 2002. In September 2002, Verdisys signed a 13-month office lease for $1,483 per month. Future minimum lease payments under the lease as of December 31, 2002 were $13,343 in 2003.

Property and Equipment

Property and equipment consisted of the following at December 31, 2003:

Description	Life	Amount

Lateral drilling equipment	5 years	$427,420
Computer equipment	3 years	56,949
Office furniture and equipment	7 years	20,712

		505,081
Less: accumulated depreciation		(65,714)

		$439,367

The primary plant and equipment of Verdisys, Inc. are four mobile lateral drilling units, which can be driven to oil and gas fields throughout North America. Lateral drilling equipment consists of heavy trucks mounted with high powered water compressors, flexible hose and other assorted downhole equipment which is used to conduct the lateral drilling process with high pressure jetting technology. Verdisys, Inc. also maintains certain satellite communication and computer equipment at its home office.

Insurance

Our operations are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, craterings, fires and oil spills. These conditions can cause:

a)	personal injury or loss of life
b)	damage to or destruction of property, equipment and the environment
c)	suspension of operations

In addition, claims for loss of oil and gas production and damage to formations can occur in the well service industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in us being named as a defendant in lawsuits asserting large claims.

We maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, our insurance is subject to coverage limits and some policies exclude coverage for damages resulting from environmental contamination. The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a materially adverse effect on our financial condition and results of operations.

Verdisys, Inc. Annual Report

Legal Proceedings

Breach of Promissory Note / Breach of Security Agreement

In August 2002, Verdisys settled a lawsuit filed against it in late 2001 for breach of promissory note and breach of security agreement, by agreeing to pay $228,494. Verdisys agreed to pay $15,000 on October 1, 2002 and $5,000 per month from November 2002 through August 2004. Verdisys settled the debt in 2003 by paying $180,000 cash and issuing 200,000 shares of common stock for a cashless exercise of 20,000 warrants at $.10 per share.

Declaratory Judgment Action

Verdisys initiated a lawsuit against Edge Capital that requests a declaratory judgment that a purported agreement between Verdisys and Edge is not enforceable. It was filed in Montgomery County, Texas in February 2004. The lawsuit arises from Edge’s contention that one of Verdisys’ ex-officers committed the company to purchase certain alleged oil and gas properties from Edge. Although Verdisys contends that the alleged agreement is not binding, if the court does not grant Verdisys’ request for declaratory judgment, Edge may seek to enforce the terms of the agreement. An enforcement action may lead to damages for breach of contract or specific performance, either of which may have a material adverse effect on Verdisys’ financial condition. Edge, however, has not asserted any claim to enforce the purported agreement.

Class Action Lawsuits

Verdisys has learned that it is a defendant in two purported class action lawsuits brought by former shareholders. The lawsuits, which according to press releases about the lawsuits issued by the plaintiffs’ lawyers appear in substance to be practically identical, allege that Verdisys and its former CEO, Dan Williams, and the Company's former CFO, Andrew Wilson, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The lawsuits allege that defendants made materially misstatements about Verdisys’ financial results. More specifically, the Complaints allege that defendants failed to disclose and indicate: (1) that Verdisys had materially overstated its net income and earnings per share; (2) that defendants prematurely recognized revenue from contracts between Verdisys, Edge Capital and Energy 2000 in violation of GAAP and its own revenue recognition policy; (3) that Verdisys lacked adequate internal controls and was therefore unable to ascertain the true financial condition of the company; and (4) that as a result of recognizing revenue prematurely, Verdisys’ financial results were inflated at all relevant times. Verdisys has not yet been served in the lawsuits and continues to evaluate its defense to these allegations, as well as the potential impact that an adverse judgment would have on it.

Securities and Exchange Commission Investigation Inquiries Verdisys has received notice that the Securities and Exchange Commission has initiated a formal investigation into its reporting practices and public statements about the Company in 2003.

The SEC has requested substantiation and documentary evidence from the Company concerning the performance of certain lateral drilling services by subcontractors in the period from May, 2003 to September 2003, supervision of such services by the Company’s executive management at the time, revenue recognition related to the performance of such services, the third quarter 2003 earnings restatement, public statements concerning the services performed, and related matters. The SEC has also requested information and documentary evidence related to the Verdisys’ acquisition of certain assets of QuikView, Inc., a related party company, in June, 2003. In its letters to Verdisys requesting documents, the SEC stated that the staff’s inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any persons, company or security.

Verdisys, Inc. Annual Report

Since December 2003, the Company has taken several steps to address issues related to the SEC’s inquiries, including the termination and replacement of the previous Chief Executive Officer and Chief Operating Officer and the reassignment of its Chief Financial Officer based upon his desire not to relocate to Houston In addition, two directors have resigned from the Company’s board. Internal controls have been strengthened overall, particularly with respect to the public release of Company information and the recognition of revenue. The Company has also initiated an internal investigation of the matters of concern to the SEC. Consequently, the Company is restating its second and third quarter financial statements and has decided to defer all revenue related to the aforementioned period until such time that it can substantiate whether or not the services were performed. Further, the Company is evaluating its options for rescinding its purchase of certain assets from Quikview, Inc. As such, the Company’s purchase consideration of two million common shares may be cancelled. Verdisys is cooperating fully with the SEC, including the provision of numerous documents and voluntary testimony by our current executives. Verdisys is not aware of any pending or threatened enforcement or other actions that might be initiated by the SEC. Although the Company is working to bring the matter to a prompt conclusion, it cannot make any assurance that the investigation will be resolved positively or that it will not have negative effects on the Company’s limited resources or its ability to raise capital and use its stock as acquisition currency during the period of the investigation.

Concluding Statement

Verdisys has never been in bankruptcy, receivership or any similar legal proceeding. Other than described above, Verdisys is not aware of any other threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years. As part of its regular operations, Verdisys may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters. Although Verdisys can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the company, except as described above, Verdisys believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on Verdisys’ financial condition or results of operations.

Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Market for Common Equity and Related Stockholder Matters

Our common stock has been listed for trading on the OTC Bulletin Board since January 13, 2003 under the symbol “RDGI,” but active trading in our common stock did not begin until May 2, 2003. After the consummation of the merger between us and Verdisys, our common stock commenced trading on the OTC Bulletin Board on July 18, 2003 under the symbol “VDYS.” The following table sets forth, for the periods indicated, the high and low bid prices of a share of our common stock as reported on the OTC Bulletin Board since active trading began on May 2, 2003. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	HIGH	LOW

2003

Second Quarter (from May 2, 2003)	$1.72	$1.53
Third Quarter	$6.32	$5.65
Fourth Quarter	$11.03	$10.14
2004

March 25, 2004	$3.75	$3.75

Verdisys, Inc. Annual Report

The company has never paid cash dividends. At present, the company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of the company’s business.

Holders

As of March 31, 2004, Verdisys, Inc. had 30,792,036 shares of common stock issued and outstanding and held by approximately 763 shareholders.

Recent Sales of Unregistered Securities

On July 18, 2003, we, as RDGI, executed an Agreement and Plan of Merger with Verdisys whereby the shareholders of Verdisys received 25,103,223 shares of our common stock in exchange for all of the 25,103,223 shares of Verdisys common stock then outstanding. The operations and management of Verdisys became our own, and we changed our name to Verdisys Inc. The shares of stock were issued in the transaction we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. The issuances were a share for share exchange resulting in a similar investment to that originally contemplated due to the continuation of management and business plan; the recipients in the exchange were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and took their shares for investment purposes without a view to distribution; they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144. In July 2003, we issued 125,000 shares of our common stock to Mr. Carl Landers in exchange for a $250,000 reduction of a note payable. The shares of stock were issued in a transaction we believe to be exempt from registration under Section 4(2) of the Securities Act. The recipient of our stock was an accredited investor as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and he took his shares for investment purposes without a view to distribution. Furthermore, he had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

From July through August 2003, we sold 609,000 shares of our common stock at a price of $2.00 per share in a private offering we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. The sales of stock were to individuals and entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, no advertisements were made and the securities are restricted pursuant to Rule 144. Offering costs consisted of 59,400 shares of restricted common stock and 9,501 warrants exercisable at $2 per share until September 5, 2008.

In September 2003, we granted 500,000 shares of our common stock to Mr. Carl Landers in exchange for an amendment to our licensing agreement. As part of the renegotiation of Mr. Landers license in February, 2004 the Company agreed to register the 500,000 shares in its next Registration Statement. The shares of stock were issued in a transaction we believe to be exempt from registration under Section 4(2) of the Securities Act,, The recipient of our stock was an accredited investor as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and he took his shares for investment purposes without a view to distribution. Furthermore, he had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

On October 23, 2003, we sold 833,333 shares of our common stock to Gryphon Master Fund, L.P. at $6.00 per share for total proceeds of $5,000,000. Stonegate Securities, Inc. served as our placement agent and offering costs associated with the sale were $420,000 in cash, warrants to purchase 83,334 of our shares of common stock at $6 per share expiring October 24, 2008 and 20,000 shares of our common stock. The warrants are exercisable until October 24, 2008 by paying cash at the exercise price or by electing a cashless exercise. If a cashless exercise is elected, the holder will receive a percentage of the shares defined as the market price at the time of exercise less the exercise price multiplied by the number of warrants exercised.

Verdisys, Inc. Annual Report

If we fail to meet certain milestones related to registration of such shares, we are required to pay in cash liquidated damages equal to 1 percent of the purchase price of the shares paid for the first 30 days the event is not cured and 2 percent of the purchase price paid for each thirty day period thereafter until cured. In no event, however, shall we be required to pay more than aggregate liquidated damages of 8 percent of the purchase price or $400,000.

The transaction was a private offering we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. The sales of stock were to individuals or entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, no advertisements were made and the securities are restricted pursuant to Rule 144.

In addition, if in the ten months subsequent to the agreement, the 30 day average closing price of Verdisys’ common stock drops below $6 per share, such drops could result in the issuance of a maximum of 277,778 additional shares of common stock for no additional compensation. If this occurs, a total of 1,111,111 common shares will have been issued for an average price of $4.50 per share. As of April 2, 2004, Verdisys has incurred $283,333 of liquidated damages for failing to file a registration statement timely.

Common Stock Options and Warrants

In the second quarter of 2003, director and employee options were exercised at $.10 per share for 2,409,291 shares of common stock. In lieu of cash, Verdisys agreed to expense the exercise price as compensation of $240,929.

In the second quarter of 2003, 1,580,000 warrants were exercised for 1,580,000 shares of common stock. $56,500 in cash was received for the exercise of 430,000 warrants, accounts payable was reduced by $95,000 for the exercise of 950,000 warrants and notes payable to investor was reduced by $20,000 for the exercise of 200,000 warrants.

In the third quarter of 2003, 269,547 warrants were exercised for 269,547 shares of common stock. $177,751 in cash was received for the exercise.

In the fourth quarter of 2003, 245,631 warrants and 100,000 options were exercised for $29,564 and $10,000, respectively.

Options

In April 2003, Verdisys issued 1,280,000 ten year $.10 options to employees. 30,000 options vest monthly over three months, 750,000 options vest quarterly over four years, 300,000 options vest quarterly over one year and 200,000 options vest quarterly over two years. The intrinsic value of these options totals $512,000 which approximated their fair value.

In August 2003, Verdisys issued an employee 100,000 five year options with an exercise price of $4.10. There was no intrinsic value associated with the issuance. The fair value of the options was $321,024.

In December 2003, Verdisys granted 500,000 options to purchase Verdisys common stock to the chairman and interim CEO. The options expire in 10 years, have an exercise price of $9.55 based upon price at date of grant. 50,000 vested immediately, 50,000 were performance options and did not vest and the remaining 400,000 options vest evenly over 12 months in 2004. The fair value associated with these options totaled $4,061,703 of which $507,713 is presented as a pro forma expense. $714,524 of intrinsic value associated with options vesting in 2003 was expensed in 2003.

In 2002, Verdisys issued 7,155,000 ten year options to employees and directors with exercise prices of $.10.

Verdisys, Inc. Annual Report

Warrants

In April 2003, Verdisys issued 200,000 $.10 warrants, of which 100,000 expire in January 2007 and 100,000 expire in January 2008. The warrants have a fair value of $80,000 which was expensed when the warrants were granted.

During the summer of 2003, Verdisys negotiated settlements with nine vendors plus the two original founders for various debts carried on the books. One of the founders was issued 150,000 warrants exercisable at $.10 and valued at $.40 or $60,000.

During the fall of 2003, Verdisys issued 92,835 warrants, 83,334 at $6 per share that expire October 2008 and 9,501 at $2 per share that expire September 2008. The warrants were issued in connection with raising the $5,000,000 from Gryphon and their fair value of $822,738 has been treated as a cost of fundraising. The warrants are exercisable at any time prior to expiration by paying cash at the exercise price or by electing a cashless exercise. If a cashless exercise is elected, the holder would receive a percentage of the shares defined as the market price at the time of exercise less the exercise price multiplied by the number of warrants exercised.

Verdisys issued, 2,644,438 in warrants in 2003 at an exercise price of $.10. The fair value of $1,050,687 has been expensed accordingly in 2003. 83,133 of the warrants were exercised in 2003. In 2003, 232,334 previously expired warrants were extended and exercised. The extension resulted in the granting of 232,334 warrants to purchase Verdisys stock at $.75. They were exercised in 2003. During 2002, Verdisys issued 120,000 warrants with an exercise price of $.10 to investors. 100,000 expire in March 2006 and 20,000 expire in November 2007. The fair value of $4,800 was recognized as interest expense for the issuance.

During 2002, Verdisys issued 980,000 warrants with an exercise price of $.10 to consultants. The fair value of $392,000 was recognized as compensation cost.

Verdisys, Inc. Annual Report

Management’s Discussion and Analysis or Plan of Operation

The following discussion does not purport to be complete and should be read in conjunction with the Financial Statements and Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words “anticipate,” believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

On July 18, 2003, Reconstruction Data Group, Inc. and Verdisys merged with and into one another. The merger agreement with Verdisys called for us to be the surviving company. Immediately following the merger, our name changed to Verdisys, our articles of incorporation and bylaws remained in effect, the officers and directors of Verdisys became our officers and directors, each share of Verdisys’ common stock was converted into one share of our common stock, and our accident reconstruction assets were sold. Additionally, Verdisys’ historical financial statements replaced ours.

Financial Summary

Fiscal Year ended December 31, 2003 Compared to the Fiscal Year Ended December 31, 2002

We had $885,441 in revenues and $7,356,045 in net losses for the year ended December 31, 2003 as compared to $287,190 in revenues and $3,128,782 in net losses for the year ended December 31, 2002. The significant increase in revenues for the year ended December 31, 2003 was due to lateral drilling services utilizing our proprietary lateral drilling technology for which we commenced recognizing revenue in 2003. Initial start-up costs and low initial operating margins adversely affected total cost of services provided resulting in a negative gross margin of $717,228 for the year ended December 31, 2003. The deferral of a significant amount of revenue relating to the lateral drilling services that the Company is currently attempting to substantiate also had a negative effect on the gross margin for the year. The Company increased selling, general and administrative expenses for the year ended December 31, 2003 as it expanded its operations and incurred several non-recurring expenses. This contributed to significantly increased losses for the year. There were no comparable lateral drilling revenues in 2002 as the license to the proprietary lateral drilling technology was acquired in April 2003.

In January, 2004 the Company focused to small to medium size independent oil and gas production companies seeking to enhance production from their existing fields in the U.S. and Canada. It also adopted a new business model that emphasizes a payment for services rather than production participation rights. The Company expects to continue such focus for the balance of fiscal year 2004.

Revenues

Lateral Drilling Services(See Financial Notes 3 and 22)

Lateral Drilling Services’ revenues were $465,194 and $0 for the year ended December 31, 2003 and the year ended December 31, 2002, respectively. During the fourth quarter, we drilled 7 wells located in the Monroe Field with our proprietary drilling rigs. These wells were drilled for two related party Companies, Energy 2000 NGC, Inc. (E2000) and Natural Gas Systems, Inc. (NGS) in the period from October, 2003 through December 2003 by a subcontractor utilizing the first of the Company’s new drilling rigs. These services have been substantiated by the Company.

The Company also drilled an additional 6 wells for Energy 2000 and 29 wells for Edge Capital Group, Inc. in the second and third quarters of 2003. These additional wells were drilled by different third party subcontractors utilizing the Carl Lander’s drilling rigs. The Company has not been able to substantiate whether the services, if any, were preformed. Consequently, no revenue has been recognized for the performance of these services. The Company continues to investigate whether it can substantiate and invoice for these services. Edge Capital Group, Inc. has paid the Company $497,000 for services performed which the Company has deferred recognition of at this time and Edge Capital is disputing whether the service was performed. No revenue was recognized relating to the Energy 2000 wells.

Verdisys, Inc. Annual Report

E2000 is a subsidiary of Berg McAfee Companies. Berg McAfee Companies beneficially owns 27.3% of our outstanding common stock Additionally, Eric McAfee, 50 per cent co-owner of Berg McAfee Companies beneficially owns 0.7% of our outstanding common stock and Clyde Berg, 50 per cent co-owner of Berg McAfee Companies, beneficially owns 1.2% of our outstanding common stock; therefore, Messrs. McAfee and Berg have a total beneficial ownership of 29.2% of our outstanding common stock In addition to the fee of $65,000 per well for our drilling services, we will receive an 80% interest in the net operating income from E2000’s portion of the properties’ income (the “E2000 Royalty”) after E2000 has fully recovered all drilling service fees, capital expenditures, including the cost of acquiring the property, and related expenses incurred for all wells drilled as part of the contract. The E2000 Royalty will be calculated as 80% of the net lease after recovery by E2000 and/or its third party financing sources of E2000’s costs related to the drilling services, including principal, interest, fees and costs for financing such drilling services, cost of acquisition of the lease, land owner royalties or other royalties to third parties other than E2000 or us, and field operating costs. Therefore, after completion of the re-development of the field, E2000 will secure for us an 80% listing with the gatherer for direct payment of net proceeds. It is not anticipated that we will receive any royalties from this agreement E2000 is an entity in which Mr. McAfee, co-owner of Berg McAfee Companies, and other affiliates have an 80% beneficial ownership interest.

Our revenue recognition policy with regards to drilling operations is to recognize revenue when collectibility is reasonably assured. We have determined that based upon our current contract with E2000, collectibility is reasonably assured when amounts outstanding are paid. Consequently, we have deferred any revenue associated with the contract with E2000 that has not been paid. During the year ended December 31, 2003, we signed an agreement with NGS to provide drilling services for a number of wells in the Delhi field in Louisiana. This contract was subsequently modified on January 27, 2004 by a new contract that negated any participation rights the Company had in the Delhi field and formalized a fee for service arrangement. In the year ended December 31, 2003 2 wells were drilled for NGS for total revenue of $130,000. It is not anticipated that we will receive any royalties from this agreement. NGS is an entity in which Mr. McAfee, co-owner of Berg McAfee Companies, and other affiliates have a 23.0% beneficial ownership interest.

In April, 2003 the Company entered into a licensing agreement with Carl Landers for the exclusive rights to use Mr. Lander’s proprietary lateral drilling technology in North America. The license required the payment of $2,750,000 in the form of a note plus interest at 8 percent. It also required the Company to pay Mr. Landers 10 percent of the net revenues from services utilizing the lateral drilling technology. The Company amended lateral drilling license agreement with Carl Landers in August, 2003. Mr. Landers agreed to retroactively eliminate the royalty fees of 10% of the net revenues on our lateral drilling, in exchange for 500,000 shares of our restricted common stock plus a flat fee of $500 per well drilled. The parties also agreed to amend a certain term of the license regarding the expiration dates associated with the patents to the lateral drilling technology. We capitalized $2,275,000 associated with the 500,000 shares issued and are amortizing the amounts associated with the license over a period of 14 years. In July 2003, we exchanged 125,000 shares of our restricted common stock for a reduction of $250,000 to the principal balance of the note payable to Mr. Landers. Pursuant to our license agreement with Mr. Landers, we were scheduled to pay Mr. Landers $500,000 on December 31, 2003. In February, 2004 the license with Mr. Landers was further amended to require the balance of any sums outstanding relating to the note would be paid in the form of 300,000 shares of common stock, immediate payment of $100,000 and a final payment of $400,000 on or before May 15, 2004. If Verdisys fails to pay the $400,000 by May 15, 2004, the license may be revoked. In addition the Company agreed to register the 500,000 common shares previously granted in its next Registration Statement. (See Financial Note 5)

Verdisys, Inc. Annual Report

Satellite Communications Services

Satellite Communication Services’ revenues for the year ended December 31, 2003 were $419,247 compared to the year ended December 31, 2002 of $287,190. This increase for the year was primarily related to the first full year of service to our largest customer, Apache Corporation, and the large order from Noble Energy. As hardware is sold, the Company recognizes the revenue in the period it is delivered to the customer. The bandwidth revenue is amortized over the period benefited. Cash collected for bandwidth is recorded as deferred revenue. At December 31, 2003, there was $271,485 reflected in the balance sheet as deferred revenue relating to Satellite Communication Services.

Net Loss

The net loss for the year ended December 31, 2003 increased to $7,356,045 from $3,128,782 for the year ended December 31, 2002. The increased loss was due to significant increase in selling, general and administrative expenses as the Company built its lateral drilling business and negative gross margins realized from both its lateral drilling and satellite communications businesses.

The level of selling, general and administrative expenses in 2003 was $6,638,817 compared to $3,139,518 in 2002. Several major non-recurring items were incurred during 2003 for a total of $5,843,518. This was composed of $3,468,650 for stock for service, option, and warrant expenses (see Financial Note 13); $1,000,000 for compensation to a related party (see Financial Note 19); $620,000 for the payment of an option to purchase a gas field and related costs (see Financial Note 20); and $300,000 for a guarantee of third party debt (see Financial Note 8); In addition to the non-recurring items, legal expenses increased to $496,628 in 2003 from $1,337 in 2002 due to an abnormally high level of legal activity last year.

Liquidity and Capital Resources

Capital Expenditures

The Company ordered four new lateral drilling rigs during the year ended December 31, 2003 to support its new lateral drilling business. This was the Company’s only significant capital expenditure. As of December 31, 2003 the Company had taken receipt of two of the rigs and took delivery of the two additional rigs in January, 2004.

Liquidity

As of December 31, 2003 the Company’s cash balance was $1,373,627. As noted in the Independent Auditors Report (See Financial Note 2) due to the continued substantial operating losses that the Company has incurred raises substantial doubt as to the Company’s ability to continue as a going concern. The Company is in an early stage of development and is rapidly depleting its cash resources, therefore it has determined that it will need to raise additional financing in the short term to continue in operation and fund future growth. In particular, the Company has a $400,000 payment due to its technology provider who has the right to revoke the lateral drilling license if not paid by May 15, 2004. (See Financial Note 7) The Company is also incurring liquidated damages up to a cap of $400,000 related to the timing of providing registration rights for the private financing that it arranged in November 2003. If we are unable to restructure the scheduled technology payment or financing and associated damages, this would have a material adverse effect on the Company.

The Company currently plans to raise additional financing in the quarter ending June 30, 2004. The use of stock for currency in financing or making acquisitions may be heavily curtailed while the Company is under SEC investigation. (See Financial Note 16) If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, the Company will be unable to continue in its current form and will be forced to restructure or seek creditor protection.

Verdisys, Inc. Annual Report

In July and August 2003, the Company sold 609,000 shares of our restricted common stock at $2.00 per share in a private placement for total proceeds of $1,218,000 gross. In the absence of an effective registration statement, the shares can be sold pursuant only to some exception from registration such as Rule 144 of the Securities Act which requires, among other conditions, that the shares must be held for a minimum of one year. Fees associated with the placement consisted of $19,000 in cash, 39,400 shares of our restricted common stock and warrants to purchase 9,501 shares of our common stock at $2.00 per share. In connection with the offering, the Company issued 9,501 warrants for the purchase of our common stock at a price of $2.00 per share to certain principals of the investment bank that assisted us with the offering. The warrants may be exercised at any time prior to September 5, 2008 by paying cash at the warrant price. Prior to us filing a registration statement, such warrants may be exercised by surrendering such number of shares of our common stock received upon exercise of the warrants with a current market price equal to the warrant price.

The Company’s only outstanding debt is to Mr. Landers for the note related to the license of his technology. The Company has guaranteed $300,000 of third party debt during 2003. (See Financial Note 8) On October 24, 2003, we sold 833,333 shares of our restricted common stock at a purchase price of $6.00 per share for a total purchase price of $5,000,000. In the absence of an effective registration statement, the shares can be sold pursuant only to some exception from registration such as Rule 144 of the Securities Act which requires, among other conditions, that the shares must be held for a minimum of one year. We have paid fees associated with this sale totaling $420,000 resulting in net proceeds to us of $4,580,000.

The subscription agreement for the sale also confers registration rights to the purchaser for all of the common stock purchased in this transaction and an additional 300,000 shares of our common stock purchased by the same purchaser from Dr. Joe Penbera, our director, in a prior unrelated private transaction. The purpose of this offering was to provide additional operating capital to assist us in fulfilling our current commitments and expanding our operations.

In November 2003, the Company purchased an exclusive option whereby for a specific time period the Company could decide to purchase a large natural gas field with significant current gas production. The option required the Company to pay a non-refundable deposit of $500,000, and incur fees to date of $120,000 associated with the transaction. The Company did not purchase the natural gas filed prior to the expiration of the option in November 2003 resulting in a forfeiture of our deposit. (See Financial Note 20)

Restatement of Second and Third Quarters of 2003

Verdisys, Inc. has restated its second and third quarter of 2003 financial results to reverse the effects of certain revenues that could not be substantiated and to reclassify a software impairment expense to compensation (see Financial Notes 19 and 22).

Research and Development, Patents and Licenses

The Company believes that its future success depends on the ability to effectively utilize the lateral drilling technology obtained in a license granted by Mr. Landers. The Company also believes that its future success depends on the ability to enhance existing products and services and introduce or acquire new commercially viable products and services addressing the demands of the evolving energy service markets.

Verdisys, Inc. Annual Report

Financial Statements

Index to Financial Statements

Page

Independent Auditor’s Report	26
Balance Sheet at December 31, 2003	27
Statements of Operations
Years ended December 31, 2003 and 2002	28
Statements of Stockholders’ Equity
Years ended December 31, 2003 and 2002	29
Statements of Cash Flows
Years ended December 31, 2003 and 2002	31
Notes to Financial Statements	32 - 45

Verdisys, Inc. Annual Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Verdisys, Inc.
The Woodlands, Texas

We have audited the accompanying balance sheet of Verdisys, Inc. as of December 31, 2003 and the related statements of operations, stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of Verdisys’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdisys, Inc. as of December 31, 2003 and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Verdisys will continue as a going concern. As discussed in Note 2 to the financial statements, Verdisys suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

April 2, 2004

	VERDISYS	NC.
	BALANCE SHEET
	December 31, 2003

ASSETS
Current Assets
Cash			$1,373,627
Accounts receivable, net of allowance for doubtful accounts of $		50,000	140,146
Accounts receivable from related parties			23,960

Total Current Assets			1,537,733
Property and equipment, net of accumulated depreciation of		$65,714	439,367
License, net of accumulated amortization of $	195,811		4,829,189
Deposits on two new rigs			340,000

Total Assets			$7,146,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable			$320,687
Accrued expenses			472,456
Related party deferred revenues			92,710
Deferred revenue			639,440
Customer deposit			68,282
Guarantee of third party debt			300,000
Notes payable on license to related party			1,651,240

Total Current Liabilities			3,544,815
Long Term Liabilities
Deferred revenue, less current portion			129,045

Total Liabilities			3,673,860

Commitments & Contingencies

Stockholders’ Equity

Common Stock, .001 par value, 50,000,000 shares authorized, $
29,627,265 shares issued and outstanding			29,586
Additional paid-in capital			21,743,321
Accumulated deficit			(18,300,519)

Total Stockholders’ Equity			3,472,429

Total Liabilities and Stockholders’ Equity			$7,146,289

See accompanying summary of accounting policies and notes to financial statements.

	VERDISYS, INC.
	STATEMENTS OF OPERATIONS
	Years Ended December 31, 2003 and 2002

	2003	2002

Revenue
Satellite Services
Third parties	$419,247	$287,190
Drilling Services
Third parties	7,444
Related parties	458,750

Total Revenue	885,441	287,190

Cost of Services Provided
Satellite Services
Third parties	588,498	276,454
Drilling Services
Third parties	787,560
Related parties	226,611

Total Cost of Services Provided	1,602,669	276,929
Gross Margin (Loss)	(717,228)	10,736
Selling, general & administrative	5,669,538	3,002,470
Depreciation and amortization	219,692	11,380
Bad debts	172,003	9,368
Debt forgiveness income	(460,235)
Gain on sale of property	(120,000)
Interest income	(417)	(21)
Interest expense	1,158,236	116,321

Total expenses	6,638,817	3,139,518

NET LOSS	$(7,356,045)	$(3,128,782)

Basic and diluted net loss per share	$(.33)	$(.23)
Weighted average shares outstanding	22,180,185	13,553,139

See accompanying summary of accounting policies and notes to financial statements.

V	ERDISYS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2002 and 2003

	Shares	Amount	Shares	Amount

Balances, December 31, 2001	650,000	$325,000	13,553,139	$13,553
Series B preferred stock issued for cash	760,000	380,000
Options issued for services
Warrants issued for services
Warrants issued for interest
Net loss
Balances, December 31, 2002	1,410,000	705,000	13,553,139	13,553
Series B preferred stock exchanged for common stock	(1,410,000)	(705,000)	1,410,000	1,410
Stock issued for:
Cash, net of fundraising costs			2,740,733	2,741
Services			4,679,194	4,679
Accounts payable			33,333	33
Notes payable and accrued interest			2,890,688	2,891
Cash exercise of warrants and options			1,995,178	1,995
Cashless exercise of warrants for note payment			200,000	200
Note payment on lease			125,000	125
Reduction of royalty			500,000	500
RDGI merger			1,500,000	1,500
Fair value of options and warrants issued for services
Contribution to capital
Net Loss
Balances, December 31, 2003	-	$-	29,627,265	$29,627

VERDISYS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2002 and 2003

	Paid-In	Retained
	Capital	Deficit	Totals

Balances, December 31, 2001	$5,300,833	$(7,815,692)	$(2,176,306)
Series B preferred stock issued for cash			380,000
Options issued for services	401,291		401,291
Warrants issued for services	392,000		392,000
Warrants issued for interest	4,800		4,800
Net loss		(3,128,782)	(3,128,782)

Balances, December 31, 2002	6,098,924	(10,944,474)	(4,126,997)
Series B preferred stock exchanged for common stock	703,590		-
Stock issued for:
Cash, net of fundraising costs	6,559,409		6,562,150
Services	1,619,660		1,624,339
Accounts payable	16,633		16,666
Notes payable and accrued interest	1,503,299		1,506,190
Cash exercise of warrants and options	366,820		368,815
Cashless exercise of warrants for note payment	19,800		20,000
Note payment on lease	249,875		250,000
Reduction of royalty	2,274,500		2,275,000
RDGI merger	(1,500)		-
Fair value of options and warrants issued for services	1,844,311		1,844,311
Contribution to capital	488,000		488,000
Net Loss		(7,356,045)	(7,356,045)

Balances, December 31, 2003	$21,743,321	$(18,300,519)	$3,472,429

VERDISYS, INC.
STATEMENT OF CASH FLOWS
Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows From Operating Activities
Net loss	$(7,356,045)	$(3,128,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,624,339
Issuance of options and warrants for services	1,844,311	793,291
Issuance of stock options for interest expense		4,800
Depreciation and amortization	219,692	11,380
Debt forgiveness income	(460,235)
Guarantee of third party debt	300,000
Gain on sale of property	(120,000)
Bad debts	172,003	9,368
Changes in:
Accounts receivable	(201,747)	47,490
Accounts receivable – related party	(23,960)
Employee advances	42,620	(42,620)
Accounts payable	(277,755)	1,099,557
Accrued expenses	(171,815)	687,435
Deferred revenue	724,648	136,547
Customer deposit	68,282

Net Cash Used In Operating Activities	(3,615,662)	(381,534)

Cash Flows From Investing Activities
Purchase of property and equipment	(459,493)	(5,286)
Cash payments for license	(100,000)
Proceeds from sale of property	120,000
Deposit on purchase of two (2) new rigs	(340,000)
Loan to third party	(100,000)

Net Cash Used In Investing Activities	(879,493)	(5,286)

Cash Flows From Financing Activities
Proceeds from sales of common stock	6,562,150
Proceeds from exercise of options and warrants	368,815
Proceeds from notes payable to stockholders	50,000	3,558
Payments on notes payable to stockholders	(363,558)
Payments on note payable related to license	(748,760)
Proceeds from sales of preferred stock		380,000

Net Cash Provided By Financing Activities	5,868,647	383,558

Net change in cash	1,373,492	(3,262)
Cash at beginning of year	135	3,397

Cash at end of year	$1,373,627	$135

Cash paid during the year for:
Interest	$176,240	$-
Income taxes	$-	$-

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Business. Verdisys, Inc. (“Verdisys”) was formed in California on April 7, 1999 as TheAgZone, Inc. In January 2001 the name was changed to Verdisys, Inc. In May 2001, Verdisys began selling secure intra-company and wide-area network satellite communications systems to energy companies to manage distant oil and gas producing wells, power distribution and other equipment sites by remote computer control.

In June 2003, Verdisys began selling a lateral drilling technique using high pressure water jetting for the enhancement and production of oil and gas reserves using licensed technology acquired in April 2003.

On July 18, 2003, Verdisys signed an Agreement and Plan of Merger with Reconstruction Data Group, Inc. (RDGI), a publicly-reporting inactive entity. The shareholders of Verdisys received 25,202,539 shares of RDGI in exchange for all of the 25,202,539 shares of Verdisys then outstanding. Verdisys became a wholly-owned subsidiary of RDGI. As of that transfer, Verdisys shareholders owned 94.4% of the outstanding stock of the combined entity.

Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current year for comparative purposes.

Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. Revenue is derived from sales of satellite hardware, satellite bandwidth, satellite service and lateral drilling services. Revenue from satellite hardware is recognized when the hardware is installed. Revenue from satellite bandwidth is recognized evenly over the term of the contract. Revenue from satellite service is recognized when the services are performed. Verdisys provides no warranty but sells commercially obtained 3 to 12 month warranties for satellite hardware. Verdisys has a 30 day return policy. Revenue for lateral drilling services is recognized when the services are performed and collectibility is reasonably assured and when collection is uncertain, revenue is recognized when cash is collected.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

Impairment of Long-Lived Assets. Verdisys reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Verdisys assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

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

		2003	2002

	Net loss as reported	$(7,356,045)	$(3,128,782)
Less:	stock based compensation
determined under fair value-
	based method	(828,737)

	Pro forma net loss	$(8,184,782)	$(3,128,782)
		===========	===========
Basic and diluted net loss
per common share:
	As reported	$(.33 )	$(.23 )
	Pro forma	(.37 )	(.23 )

The weighted average fair value of the stock options granted during 2003 and 2002 was $7.30 and $.50, respectively. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying tax rates in effect in years in which the differences are expected to reverse.

Basic and diluted earnings per share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no dilutive securities during the periods presented.

Recently issued accounting pronouncements. Verdisys does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Verdisys incurred recurring net losses of $7,356,045 and $3,128,782 in 2003 and 2002, respectively, has an accumulated deficit of $18,258,759 and a working capital deficit of $1,837,467 as of December 31, 2003. These conditions create an uncertainty as to Verdisys’ ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock or convertible instruments as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Verdisys is unable to continue as a going concern.

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY ACCOUNTS RECEIVABLE AND REVENUES

In April 2003, Verdisys signed a drilling service contract with Energy 2000 NGC, Inc. of Louisiana ("Energy 2000"), whereby Energy 2000 would have paid Verdisys a minimum of $1,800,000 for lateral drilling of 45 wells. This contract was a fixed amount due to Verdisys dependent upon the number of wells drilled and offshoot lateral bores drilled. In addition, Verdisys would receive an 80 percent interest in the net operating income after payback from these properties and also be reimbursed for 20 percent of its field costs. In September, 2003 Verdisys entered into another contract with Energy 2000 for an additional 57 wells with terms similar to the original contract. This contract was suspended for lack of payment.

In September 2003, Verdisys signed a drilling service contract with Natural Gas Systems, Inc. (“NGS”), whereby NGS would have paid Verdisys a minimum of $7,800,000 for lateral drilling of 120 wells. This contract was a fixed amount due to Verdisys dependent upon the number of wells drilled and offshoot lateral bores drilled. In addition, Verdisys would receive a 70 percent interest in the net operating income after payback from these properties. This contract was renegotiated in February 2004 to a smaller agreement with an initial four well commitment and removed the Verdisys’ rights to post-production.

Energy 2000 is a subsidiary of Berg McAfee Energy, LLC, which is a wholly owned subsidiary of Berg McAfee Companies. Natural Gas Systems is an independent company with substantial shareholdings owned by Eric McAfee, a 50 per cent owner of Berg McAfee Companies and former Director of Verdisys, and Berg McAfee Companies. They are beneficially owned 80% and 23% respectively by Berg McAfee or Eric McAfee personally.

Verdisys billed $666,250 and $153,960 to Energy 2000 and NGS, respectively, for services performed in 2003. Verdisys received $397,500 and $130,000, respectively. However, Verdisys has inadequate documentation to substantiate whether some of the services were performed. For Energy 2000, Verdisys was able to substantiate $328,750 of revenue leaving $68,750 in deferred revenue. As of December 31, 2003, deferred revenues totaled $92,710.

Lateral drilling services for these two customers ceased in December 2003 because of a change in Verdisys management, and are expected to resume for NGS in the second quarter of 2004.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003:

Description	Life	Amount

Lateral drilling equipment	5 years	$427,420
Computer equipment	3 years	56,949
Office furniture and equipment	7 years	20,712

		505,081
Less: accumulated depreciation		(65,714)

		$439,367
		========

Lateral drilling equipment consists of two heavy trucks mounted with high powered water compressors, flexible hose and other assorted downhole equipment which is used to conduct the lateral drilling process with high pressure jetting technology.

Depreciation expense totaled $23,881 and $11,380 in 2003 and 2002, respectively.

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – LATERAL DRILLING LICENSE & NOTE PAYABLE ON LICENSE TO RELATED PARTY

In April 2003, an individual licensed his lateral drilling technology and equipment to Verdisys for $2,750,000 plus 10% of related gross revenue from lateral drilling operations. Verdisys paid $100,000 upon signing and signed a note payable for $2,650,000 plus effective interest of 12.14% due in monthly installments from May 2003 through March 2004.

In July 2003, Verdisys issued 125,000 shares in exchange for a $250,000 reduction of the note payable. In August 2003, Verdisys and the licensor amended the agreement whereby, in exchange for 500,000 shares of Verdisys common stock and the grant of a board seat, the licensor agreed to eliminate the 10% royalty and instead receive $500 per well serviced. The stock price at the time of the amendment was $4.55 per share, resulting in a $2,275,000 increase in the carrying value of the license.

At December 31, 2003 the total cost of the license was $5,025,000 with $195,811 of accumulated amortization. The license is amortized over the remaining life of the patent, or 14 years. The balance of the note payable at December 31, 2003 was $1,651,240.

Verdisys did not make the December 2003 or January 2004 payment on the note payable. In February 2004, Verdisys and the licensor agreed to restructure the note payments. Verdisys agreed to issue the licensor 300,000 shares of common stock, $100,000 cash and a note payable for $400,000 due on May 15, 2004 for the unpaid amounts due under the original note. If Verdisys fails to pay the $400,000 by May 15, 2004, the license may be revoked. The 300,000 shares had a value of $1,920,000 with $975,000 reducing the overall note balance and $945,000 recognized as interest expense.

NOTE 6 – DEPOSITS ON 2 NEW RIGS

Verdisys paid $340,000 in December 2003 for two flatbed trucks with attached drilling equipment that Verdisys took possession of in January 2004. This brings the total number of lateral drilling units owned by Verdisys to four.

NOTE 7 – DEFERRED REVENUE/CUSTOMER DEPOSIT

Typical satellite bandwidth contracts cover 36 months. Verdisys receives the cash in advance and recognizes revenue evenly over the contract. Deferred revenue related to satellite services totaled $271,485. $142,440 will be recognized in 2004 and $129,045 will be recognized during 2005 and 2006.

Verdisys also deferred revenue collected for lateral drilling service contracts. In June 2003, Verdisys signed an agreement to drill wells for Edge Capital (“Edge”). Edge, through a third party financing source, paid Verdisys $497,000 in 2003. Edge currently disputes whether services were actually performed and is requesting the $497,000 be returned to the third party financing source but has not initiated any court action. Verdisys has inadequate documentation to substantiate what services were actually performed. Management is attempting to substantiate what services were actually performed and continues to gather evidence to substantiate the services. As of December 31, 2003, the $497,000 is included in deferred revenue.

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - GUARANTEE OF THIRD PARTY DEBT

In July 2003, Verdisys guaranteed Edge’s purchase of oil and gas properties from another entity for $450,000. Edge paid $150,000 and signed a note payable for $300,000 plus 12% interest due in 2004. Edge defaulted on this note and requested Verdisys pay the amounts due. In accordance with FASB Interpretation 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Verdisys recorded a liability of $300,000. . In November 2003, Verdisys loaned $100,000 to Cypress Drilling, Inc. (“Cypress”), with 8% interest and due on demand. Cypress leased drilling equipment from Mixon Bros. Drilling, Inc. (“Mixon”). Mixon was in default on the equipment note payable to Homeland Federal Savings Bank (“Homeland”). Cypress agreed to give Mixon $64,384, which Mixon agreed to give to Homeland to bring the note to Homeland current to release the equipment to Mixon. Mixon then released the equipment to Cypress so Cypress could do subcontract work for Verdisys. Verdisys agreed to guarantee Mixon’s remaining note payments to Homeland which approximated $68,000. The guarantee is for one year beginning October 30, 2003. If Verdisys were required to honor the guarantee, Verdisys would receive the equipment. Verdisys fully reserved the Cypress $100,000 note receivable because collectibility is uncertain. Verdisys has not recorded any liability under the guarantee as of December 31, 2003.

NOTE 9 - NOTES PAYABLE

At the beginning of 2003, Verdisys owed $1,579,562 in notes payable to stockholders. In early 2003, Verdisys issued a convertible promissory note in the amount of $50,000 with 100,000 $.01 warrants that expire in January 2008 to a stockholder.

In 2003, Verdisys settled the entire $1,629,562 of notes payable by paying $360,000 in cash, allowing a cashless exercise of 200,000 $.10 warrants for $20,000, reclassifying $4,562 to accrued interest and issuing 2,890,688 shares of common stock for $1,245,000 of principal plus accrued interest of $261,190.

NOTE 10 - INCOME TAXES

Verdisys uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2003 and 2002, Verdisys incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $13,000,000 at December 31, 2003, and will expire in the years 2019 through 2023. At December 31, 2002, deferred tax assets consisted of the following:

		2003

Deferred tax assets
Net operating losses		$4,500,000
Less:	valuation allowance	(4,500,000)

Net deferred tax asset		$0
		===========

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - PREFERRED STOCK

3,436,996 shares of Series A preferred stock were issued in 1999 and 2000 at $1.50 per share, and all were converted prior to 2002 to common stock on a one-for-one basis.

650,000 and 760,000 shares of Series B preferred stock were issued in 2001 and 2002, respectively, for $.50 per share. In early 2003, Verdisys converted all 1,410,000 shares of Series B convertible preferred stock into 1,410,000 shares of common stock.

There are currently no preferred shares issued or outstanding. Verdisys currently has no authorized preferred stock.

NOTE 12 – COMMON STOCK

In the second quarter of 2003, Verdisys sold 1,239,000 shares of common stock in private placements for between $.50 and $.75 per share for total proceeds of $779,250 before $15,100 costs of fundraising.

In the second quarter of 2003, Verdisys converted $1,506,190 of notes payable and accrued interest to investors to 2,890,688 shares of common stock.

In the second quarter of 2003, director and employee options were exercised at $.10 per share for 2,409,291 shares of common stock. In lieu of cash, Verdisys agreed to expense the exercise price as compensation of $240,929.

In the second quarter of 2003, 1,580,000 warrants were exercised for 1,580,000 shares of common stock. $56,500 in cash was received for the exercise of 430,000 warrants, accounts payable was reduced by $95,000 for the exercise of 950,000 warrants and notes payable to investor was reduced by $20,000 for the exercise of 200,000 warrants.

In April 2003, Verdisys issued 2,000,000 shares of common stock purportedly to acquire the assets of Quikview, Inc. The shares were valued at $1,000,000 and have been accounted for as compensation expense. See Note 19 for details.

In June 2003, 100,000 shares valued at $75,000 were issued to a consultant.

In May 2003, Verdisys issued 33,333 shares of stock for a $16,666 reduction in accounts payable. On July 18, 2003, Verdisys signed an Agreement and Plan of Merger with Reconstruction Data Group, Inc. (RDGI), a publicly-reporting inactive entity. The shareholders of Verdisys received 25,202,539 shares of RDGI in exchange for all of the 25,202,539 shares of Verdisys then outstanding. RDGI was renamed Verdisys and the former Verdisys Entity was extinguished. As of that transfer, Verdisys shareholders owned 94.4% of the outstanding stock and RDGI shareholders owned 1,500,000 shares or 1.6% of the combined entity.

In July and August 2003, Verdisys sold 609,000 shares of common stock at $2.00 per share in a private placement for total proceeds of $1,218,000. Offering costs consisted of 59,400 shares of restricted common stock and 9,501 warrants exercisable at $2 per share anytime through September 5, 2008.

In the third quarter of 2003, 269,547 warrants were exercised for 269,547 shares of common stock. $177,751 in cash was received for the exercise.

In the third quarter of 2003, Verdisys issued 625,000 shares of common stock to the licensor of the lateral drilling license. 125,000 shares were for a reduction of the note payable by $250,000 and 500,000 were for an amendment to the royalty agreement. The 500,000 shares were valued at $2,275,000.

In September 2003, 144,903 shares granted in 2001, but never recorded, were issued to former employees and valued at the 2001 value of $52,160.

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

In October 2003, Verdisys sold 833,333 shares of common stock to Gryphon Master Fund, L.P. at $6.00 per share for $5,000,000 total proceeds. Offering costs associated with the sale were $420,000 in cash, 83,334 warrants at $6 per share that expire October 24, 2008, 9,501 warrants at $2 per share that expire in September 2008 and 20,000 shares of common stock. The warrants are exercisable at any time prior to October 24, 2008 by paying cash at the exercise price or by electing a cashless exercise. If a cashless exercise is elected, the holder would receive a percentage of the shares defined as the market price at the time of exercise less the exercise price multiplied by the number of warrants exercised. If Verdisys fails to meet certain milestones related to registration of such shares, Verdisys is required to pay in cash liquidated damages equal to 1 percent of the purchase price of the shares paid for the first 30 days the event is not cured and 2 percent of the purchase price paid for each thirty day period thereafter until cured. In no event shall Verdisys be required to pay more than aggregate liquidated damages of 8 percent of the purchase price or $400,000. In addition, if in the ten months subsequent to the agreement, the 30 day average closing price of Verdisys’ common stock drops below $6 per share, such drops could result in the issuance of a maximum of 277,778 additional shares of common stock for no additional compensation. If this occurs, a total of 1,111,111 common shares will have been issued for an average price of $4.50 per share. As of April 2, 2004, Verdisys incurred approximately $283,333 of liquidated damages for failing to file a registration statement timely. In the fourth quarter of 2003, Verdisys issued 25,000 shares of common stock valued at $256,250 to a consultant for services.

In the fourth quarter 2003, 245,631 warrants and 100,000 options were exercised for $29,564 and $10,000, respectively.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Options

In April 2003, Verdisys issued 1,280,000 ten year $.10 options to employees. 30,000 options vest monthly over three months, 750,000 options vest quarterly over four years, 300,000 options vest quarterly over one year and 200,000 options vest quarterly over two years. The intrinsic value of these options totals $512,000 which approximated their fair value.

In August 2003, Verdisys issued an employee 100,000 five year options with an exercise price of $4.10. There was no intrinsic value associated with the issuance. The fair value of the options was $321,024.

In December 2003, Verdisys granted 500,000 options to purchase Verdisys common stock to the chairman and interim CEO. The options expire in 10 years, have an exercise price of $9.55, which equaled the closing price on the date of grant. 50,000 vest immediately, 50,000 were to vest by December 31, 2003 if Verdisys could collect all of the Edge disputed accounts receivable by December 31, 2003 and the remaining 400,000 options vest evenly over 12 months in 2004. Because Verdisys was unable to collect the accounts receivable from Edge, 50,000 of the 500,000 options were forfeited. The fair value associated with these options totaled $4,061,703 of which $507,713 is presented as a pro forma expense. See note 1 for details. $714,524 of intrinsic value associated with options vesting in 2003 was expensed in 2003.

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

In 2002, Verdisys issued 7,155,000 ten year options to employees and directors with exercise prices of $.10. Intrinsic value associated with these options totaled $2,862,000 which will be recognized as the options vest from 2002 to 2006.

Warrants

Verdisys issues warrant to non-employees from time to time. The board of directors has discretion as to the terms under which the warrants are issued. All warrants vest immediately unless specifically noted in warrant agreements.

In April 2003, Verdisys issued 200,000 $.10 warrants, of which 100,000 expire in January 2007 and 100,000 expire in January 2008. The warrants have a fair value of $80,000 which was expensed when the warrants were granted.

During the summer of 2003, Verdisys negotiated settlements with 9 vendors plus the two original founders for various debts carried on the books. One of the founders was issued 150,000 warrants exercisable at $.10 and valued at $.40 or $60,000. The difference resulted in a contribution to capital. See note 18 for details.

During the fall of 2003, Verdisys issued 92,835 warrants, 83,334 at $6 per share that expire October 2008 and 9,501 at $2 per share that expire September 2008. The warrants were issued in connection with raising the $5,000,000 from Gryphon (see note 12) and their fair value of $822,738 was treated as a cost of fundraising. The warrants are exercisable at any time prior to expiration by paying cash at the exercise price or by electing a cashless exercise. If a cashless exercise is elected, the holder would receive a percentage of the shares defined as the market price at the time of exercise less the exercise price multiplied by the number of warrants exercised.

Verdisys issued 2,644,438 in warrants in 2003 at an exercise price $.10. The fair value of $1,050,687 has been expensed accordingly in 2003. 83,133 of the warrants were exercised in 2003.

In early 2003, 232,334 previously expired warrants were extended and exercised. The extension resulted in the granting of 232,334 warrants to purchase Verdisys stock at $.75 when the stock was selling for $.50 in private placements. Using the minimum value method, the modification resulted in no additional compensation expense. The warrants were exercised in the summer of 2003.

During 2002, Verdisys issued 120,000 warrants with an exercise price of $.10 to investors. 100,000 expire in March 2006 and 20,000 expire in November 2007. The fair value of $4,800 was recognized as interest expense for the issuance.

During 2002, Verdisys issued 980,000 warrants with an exercise price of $.10 to consultants. The fair value of $392,000 was recognized as compensation cost.

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

Summary information regarding options and warrants is as follows:

		Weighted		Weighted
		average		average
	Options	Share Price	Warrants	Share Price

Outstanding at
December 31, 2001	5,065,161	$.11	2,668,271	$
Year ended December 31, 2002:
Granted	7,155,001.07		1,100,000
Forfeited	(2,717,973)	.10	(217,362)

Outstanding at
December 31, 2002	9,502,189.10		3,550,909

Year ended December 31, 2003:
Granted	1,880,000	2.83	3,319,607
Exercised	(2,509,291)	.10	(2,092,961)
Forfeited	(4,760,522)	.23	(352,840)

Outstanding at
December 31, 2003	4,112,376	$1.35	4,424,715	$

Options outstanding and exercisable as of December 31, 2003:

	- - Outstanding - -		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares

$4.10	100,000	5 years	-
.10	5,000	7 years	4,247
.10	138,000	8 years	104,099
.10	3,369,376	9 years	1,040,021
9.55	500,000	10 years	-

	4,112,376		1,148,366
	==========		===========

Warrants outstanding and exercisable as of December 31, 2003:

		- - Outstanding - -		Exercisable
		Number	Remaining	Number
	Exercise Price	of Shares	life	of Shares

		$8,331	1 years	8,331
	.15-2.00	1,763,677	2 years	1,763,677
	.10-1.00	494,039	3 years	494,039
	2.00-6.00	92,835	5 years	92,835
	.10-.15	1,190,833	7 years	1,190,833
			.10	375,000
8 years	375,000
		500,000	9 years	500,000

		4,424,715		4,424,715

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - CONCENTRATIONS

One customer accounted for 38% and 87% of total revenues in 2003 and 2002, respectively. Related parties accounted for 52% of total revenue.

Verdisys maintains its cash balance in one financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003, Verdisys uninsured cash balance totaled approximately $1,485,000.

NOTE 15 – COMMITMENTS & CONTINGENCIES

Verdisys’ current office is in The Woodlands, Texas. In December 2003, Verdisys renewed the Woodlands lease for 12 months for $6,071 per month. Future minimum lease payments under the lease as of December 31, 2003 are $66,781 in 2004. Rent expense was $42,325 and $47,627 in 2003 and 2002, respectively.

Verdisys has a consulting agreement with its current majority stockholder for $10,000 per month through April 30, 2005, with $120,000 due during 2004 and $40,000 in 2005. $0 was accrued and unpaid under this agreement as of December 31, 2003. The advisory agreement was cancelled with two months notice in February, 2004 effective upon the resignation of the director.

In April 2002, Verdisys entered into a three-year employment agreement with its then CEO. The base salary under the agreement was $250,000 per year with quarterly performance bonuses and 2,000,000 stock options granted in 2002 and exercisable at $.10 per share and vesting quarterly over a two-year period. $400,000 and $175,000 in expense was incurred in 2002 relating to the vested portion of these options and unpaid salary, respectively. In November 2002, this CEO resigned. In 2003 Verdisys agreed to pay accrued salary of $204,320 in cash of which $161,306 was paid as of December 31, 2003 and the balance is accrued as of December 31, 2003. Verdisys is in negotiations over the unvested options.

Verdisys billed Edge $1,496,000 for drilling services in the third and fourth quarters of 2003. Edge disputes services were ever performed and refuses to pay. Verdisys has been unsuccessful to date in substantiating that the work was performed. Due to these uncertainties, the account receivable and the revenue have been removed from the books.

In August 2003, Verdisys obtained a 75% net revenue interest in property located in Monroe, Louisiana from a third party in exchange for agreeing to perform lateral drilling services on the property. In October 2003, Verdisys assigned the net revenue interest to Edge for $200,000. Edge paid Verdisys $120,000 and agreed to pay the balance of $80,000 by March 31, 2004. As of April 2, 2004, Verdisys has not collected the $80,000. Due to the disputes with Edge, Verdisys has not recorded the remaining $80,000 receivable. Verdisys agreed to refund the money to Edge if Verdisys did not deliver a lease between Edge and the original owner within 90 days if Edge desired. As of April 2, 2004, Verdisys has not delivered the necessary lease and Edge has the right under the agreement to request a refund of the $120,000. See Note 21.

If Verdisys fails to pay $400,000 to the licensor of Verdisys’ lateral drilling license by May 15, 2004, he has the right to revoke the license.

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 16 – LITIGATION

In August 2002, Verdisys settled a lawsuit filed against it in late 2001 for breach of promissory note and breach of security agreement, by agreeing to pay $228,494 and issued 400,000 warrants with an exercise price of $.10 per share. Verdisys agreed to pay $15,000 on October 1, 2002 and $5,000 per month from November 2002 through August 2004. Verdisys settled the debt in 2003 by paying $180,000 cash and issuing 200,000 shares of common stock for a cashless exercise of 20,000 warrants at $.10 per share.

Verdisys initiated a lawsuit against Edge Capital that requests a declaratory judgment that a purported agreement between Verdisys and Edge is not enforceable. The lawsuit arises from Edge’s contention that one of Verdisys’ ex-officers committed the company to purchase certain oil and gas properties from Edge. Although Verdisys contends that the alleged agreement is not binding, if the court does not grant Verdisys’ request for declaratory judgment, Edge may seek to enforce the terms of the agreement. An enforcement action may lead to damages for breach of contract or specific performance, either of which may have a material adverse effect on Verdisys’ financial condition. Edge, however, has not asserted any claim to enforce the purported agreement.

Verdisys has learned that it is a defendant in two purported class action lawsuits brought by former shareholders. The lawsuits, which according to press releases about the lawsuits issued by the plaintiffs’ lawyers appear in substance to be practically identical, allege that Verdisys and its former CEO, Dan Williams, and the Company's former CFO, Andrew Wilson, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The lawsuits allege that defendants made materially misstatements about Verdisys’ financial results. More specifically, the lawsuits allege that defendants failed to disclose and indicate: (1) that Verdisys had materially overstated its net income and earnings per share; (2) that defendants prematurely recognized revenue from contracts between Verdisys, Edge Capital and Energy 2000 in violation of GAAP and its own revenue recognition policy; (3) that Verdisys lacked adequate internal controls and was therefore unable to ascertain the true financial condition of the company; and (4) that as a result of recognizing revenue prematurely, Verdisys’ financial results were inflated at all relevant times. Verdisys has not yet been served in the lawsuits and continues to evaluate its defense to these allegations, as well as the potential impact that an adverse judgment would have on it.

Verdisys has received notice that the Securities and Exchange Commission has initiated a formal investigation into its reporting practices and public statements about the Company in 2003. The SEC has requested substantiation and documentary evidence from the Company concerning the performance of certain lateral drilling services by subcontractors in the period from May 2003 to September 2003, supervision of such services by the Company’s Executive Management at the time, revenue recognition related to the performance of such services, the third quarter 2003 earnings restatement, public statements concerning the services performed, and related matters. The SEC has also requested information and documentary evidence related to Verdisys’ acquisition of certain assets of QuikView, Inc., a related party company, in June, 2003. In its letters to Verdisys requesting documents, the SEC stated that the staff’s inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any persons, company or security.

Since December 2003, Verdisys has taken several steps to address issues related to the SEC’s inquiries, including the termination and replacement of the previous Chief Executive Officer and Chief Operating Officer and the reassignment of its Chief Financial Officer based upon his desire not to relocate to Houston. Internal controls have been strengthened overall, particularly with respect to the public release of Company information and the recognition of revenue. The Company has also initiated an internal investigation of the matters of concern to the SEC. Consequently, the Company is restating its second and third quarter financial statements and has decided to defer all revenue related to the aforementioned period until such time that it can substantiate whether or not the services were performed. Further, the Company is evaluating its options for rescinding its purchase of certain assets from QuikView, Inc. As such, the Company’s purchase consideration of two million common shares may be cancelled.

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

Verdisys is cooperating fully with the investigation, including the provision of numerous documents and testimony by our current executives. Verdisys is not aware of any pending or threatened enforcement or other actions that might be initiated by the SEC. Although the Company is working to bring the matter to a prompt conclusion, it cannot make any assurance that the investigation will be resolved positively or that it will not have negative effects on the Company’s limited resources or its ability to raise capital and use its stock as acquisition currency during the period of the investigation. Verdisys has never been in bankruptcy, receivership or any similar legal proceeding. Other than described above, Verdisys is not aware of any other threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

As part of its regular operations, Verdisys may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters. Although Verdisys can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the company, except as described above, Verdisys believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on Verdisys’ financial condition or results of operations.

NOTE 17 – NON-CASH TRANSACTIONS ON CASH FLOW STATEMENT

Non-cash transactions for year ended December 31, 2003:
Seller financed purchase of license with note	$2,650,000
Stock issued for license amendment	2,275,000
Stock issued for reduction of note payable on license	250,000
Contributions to capital by founders for debt
forgiveness income	488,000
Conversion of notes payable to investors to
common stock	1,245,000
Conversion of accrued interest on notes payable
to investors to common stock	261,190
Conversion of Series B preferred stock to common	705,000
Stock issued for accounts payable	16,666
Warrants exercised with notes payable to investors	20,000

NOTE 18 - DEBT FORGIVENESS INCOME & CONTRIBUTION TO CAPITAL

During 2003, Verdisys negotiated settlements with 9 vendors for various debts originally recorded on the books at $520,501 for $43,600 cash and 33,333 shares of stock valued at $.50 or $16,666 resulting in debt forgiveness income of $460,235. During the same period, Verdisys negotiated settlements with the two original founders for various debts recorded on the books at $576,000 for $28,000 cash and 150,000 warrants exercisable at $.10 and valued at $.40 or $60,000 resulting in a contribution to capital of $488,000.

NOTE 19 – ALLEGED SOFTWARE PURCHASE

In April 2003, Verdisys issued 2,000,000 shares of common stock for what management believed was satellite communications management software pursuant to an asset purchase agreement with a related party. Management in place as of August 2003 maintained the software was not useful and impaired it as of June 30, 2003. In early 2004, following an internal investigation, new management determined that the agreement is likely subject to rescission. Verdisys is evaluating its options to rescind the agreement and cancel the shares issued. The majority shareholder of Verdisys and former director, who was also a principal to the counterparty in the transaction, acquired 11.5% of the 2,000,000 shares.

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 20 - NATURAL GAS FIELD PURCHASE OPTION

On November 10, 2003, Verdisys paid $500,000 for a sixteen day option to place an additional $10,500,000 deposit to purchase a large natural gas field with significant current gas production for a purchase price in excess of $100 million2004. As of December 31, 2003, the $500,000 was forfeited and the option expired.. Verdisys also paid fees to date of $120,000 associated with the transaction. The additional $10,500,000 would have held the purchase option open until February 2004.

NOTE 21 - GAIN ON SALE OF PROPERTY

In August 2003, Verdisys obtained a 75% net revenue interest in property located in Monroe, Louisiana from a third party in exchange for agreeing to perform lateral drilling services on the property. In October 2003, Verdisys assigned the net revenue interest to Edge for $200,000. Edge paid Verdisys $120,000 and agreed to pay the balance of $80,000 by March 31, 2004. Verdisys agreed to refund the money to Edge if Verdisys did not deliver a lease between Edge and the original owner within 90 days if Edge desired. Verdisys recognized a $120,000 gain for the monies received due to a $0 cost basis by Verdisys. As of April 2, 2004, Verdisys has not collected the $80,000. Due to the disputes with Edge, Verdisys has not recorded the remaining $80,000 receivable.

NOTE 22 – RESTATEMENTS OF SECOND AND THIRD INTERIM QUARTERS

Second Quarter

In April 2003, Verdisys issued 2,000,000 shares of common stock for what management believed was satellite communications management software pursuant to an asset purchase agreement with a related party. Management in control as of August 2003 maintained the software was not useful and impaired it as of June 30, 2003. In early 2004, following an internal investigation, new management determined that the agreement is likely subject to rescission. Verdisys is evaluating its options to rescind the agreement and cancel the shares issued. The majority shareholder of Verdisys and former director, who was also a principal to the counterparty in the transaction, acquired 11.5% of the 2,000,000 shares. The impairment expense will be reclassified as compensation expense as of June 30, 2003.

In the quarter ending June 30, 2003, Verdisys recognized revenue to Energy 2000 of $60,000, accounts receivable from Energy 2000 of $230,000 and deferred revenue to Energy 2000 of $230,000. Verdisys has been unsuccessful in substantiating and documenting the work was performed. As of June 30, 2003, Verdisys is reversing the deferred revenue, accounts receivable and revenue. The $60,000 received from Energy 2000 will be carried as a customer deposit.

Third Quarter

In 2004, management discovered that accounts receivable and deferred revenue as of September 30, 2003 were both overstated. In June 2003, Verdisys signed an agreement to drill wells for Edge. The contracts contained contingencies disallowing revenue recognition until each contingency was fulfilled. As of September 30, 2003, Verdisys deferred revenues and associated costs of $1,496,000 and $330,000, respectively under this contract. In 2004 Edge disputed whether services were ever performed and refuses to pay. Verdisys has been unsuccessful in substantiating the work was performed. Due to these uncertainties, the account receivable and the deferred revenue were removed from the books as of September 30, 2003.

In 2004, management discovered that revenue recognized for monies received in the quarter ending September 30, 2003 was being disputed. In June 2003, Verdisys signed an agreement to drill wells for Edge. Edge, through a third party financing source, paid Verdisys $497,000 in 2003. Edge is currently disputing services were actually performed and is requesting the $497,000 be returned to the third party financing source. Verdisys has been unsuccessful in substantiating the work was performed. Due to these uncertainties, the $497,000 was reclassified from revenue to deferred revenue as of September 30, 2003.

Verdisys, Inc. Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

In the quarter ending September 30, 2003, Verdisys recognized accounts receivable from Energy 2000 of $337,500 and deferred revenue to Energy 2000 of $337,500. Verdisys has been unsuccessful in substantiating whether the work was performed. As of September 30, 2003, Verdisys reversed the deferred revenue and accounts receivable.

NOTE 23 – SUBSEQUENT EVENTS

In 2004, 395,022 shares were issued for a cashless exercise of 400,000 warrants.

409,935 shares were issued for the exercise of 409,935 options for cash of $40,994. 300,000 shares of common stock were issued to the licensor of the lateral drilling license as part of a workout on the note payable. The 300,000 shares had a value of $1,920,000 with $975,000 reducing the overall note balance and $945,000 recognized as interest expense.

In March 2004, Verdisys signed an agreement with Maxim Energy (“Maxim”), a company run by Verdisys former CEO, Dan Williams. Verdisys will drill laterals on Maxim’s wells on an arms length third party basis. Maxim paid Verdisys $100,000 as an advance on the mobilization and drilling of the first two wells. Verdisys has stipulated that all services to Maxim will be paid for in advance.

Verdisys, Inc. Annual Report

Changes In / Disagreements with Accountants on Accounting and Financial Disclosure

The Board of Directors of Verdisys, Inc. approved a change in accounting firm as of September 25, 2003. Dismissing the prior accounting firm and engaging the new accounting firm as of that date. Verdisys, Inc. elected to change from the auditing accountant firm of:

Cordovano and Harvey, P.C.
201 Steele Street, Suite 300
Denver, Colorado

To the auditing accounting firm of:

Malone & Bailey, PLLC
2925 Briar Park, Suite 930
Houston, Texas

The company's management believes the new auditing accounting firm will provide quality service in a timely manner.

The new accounting firm was not consulted prior to engagement on any specific accounting matter either completed or proposed.

Verdisys, Inc. has never had nor anticipates having, nor had during the two most recent fiscal years or any subsequent interim period preceding the date of change any disagreements with accountants on matters of accounting, financial disclosure, matter of accounting principles or practices, or auditing scope or procedure; nor has any principal accountant, currently or in past recent years, resigned or declined to stand for re-election.

The financial statements audited by the principal accountant for the past two years do not contain an adverse opinion or disclaimer of opinion or were modified as to uncertainty, audit scope or accounting principles.

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

The Audit Committee, along with management, has reinforced internal controls and has implemented stringent policies regarding business engagements and activities. These policies and procedures cover the areas of approval and authority limits, segregation of duties, internal audit procedures, revenue recognition, contractual commitments, documentation and customer acceptance, and staggered levels of internal checks and balances. Operating documents, such as the “Verdisys Accounting Operations Manual,” “Employee Handbook” and “Approval Authorities” have been revised and adopted to describe such policies and train personnel. Since the earnings restatement in November 2003, the Committee has increased the frequency of its meetings and has directly reviewed and approved internal policies and procedures. They have also been directly involved in recruiting key personnel, namely a new CFO, and meeting with the Company’s auditors.

Verdisys, Inc. Annual Report

Directors, Executive Officers, Promoters and Control Persons

The names of our directors and executive officers and certain additional information with respect to each of them are set forth below. The dates set forth under “Year First Became Director” below indicate the year in which our directors first became a director of our predecessor in interest, Verdisys, Inc., except for Mr. Landers, who was appointed to our board of directors on October 28, 2003.

			Year First
			Became
Name	Age	Current Position	Director

Ronald J. Robinson, Ph.D.	57	Chairman of the Board	2002
		Interim Chief Executive Officer
John R. Block	69	Director	2000
Joseph J. Penbera, Ph.D.	56	Director	1999
Frederick R. Ruiz	60	Director	2000
O. James Woodward, III	68	Director	2000
David M. Adams	52	President	N/A
		Chief Operating Officer
John O’Keefe	55	Executive Vice President	N/A
		Chief Financial Officer
Andrew G. Wilson	48	Vice President of Finance	N/A
		Treasurer

Statements below pertaining to the time at which an individual became one of our directors, executive officers or founders refers to the time at which the respective individual achieved his respective status with our predecessor in interest, Verdisys, Inc.

Ronald J. Robinson, Ph.D. was appointed as our interim President and CEO in December 2003 and has served as Chairman of our Board since January 2002. With the appointment of David Adams as President, Dr. Robinson now serves only as Chairman of our Board and interim CEO. From 1996 to 2001, Dr. Robinson served as president of Texaco Technologies, a subsidiary of Chevron Texaco. From 2001 to 2003, Dr. Robinson was head of the Petroleum Engineering Department at Texas A&M University. Dr. Robinson currently serves as a director of Ensyn Group Inc. Dr. Robinson received his Ph.D. in Petroleum Engineering from Texas A&M University, an M.S. in Physics from Baylor University and a B.S. in Physics and Mathematics from the University of Southern Colorado.

John R. Block has served as a director on our Board since May 2000. He currently serves as President of the Food Distributors International, an organization that represents the wholesale grocery and foodservice distribution industry. Prior to that, Mr. Block served as Secretary of Agriculture for the U.S. Department of Agriculture from 1981 to 1986. He currently serves as a director of John Deere and Co. and Hormel Foods Corp.

Joseph J. Penbera, Ph.D. co-founded our company and has served as a director on our Board since its inception in April 1999. Since 1985, he has been a Professor of Business at California State University, Fresno, where he previously served as Dean of the Craig School of Business. Dr. Penbera was Senior Economist at Westamerica Bank, Regency Bancorp and California Bank from 1999 to 2002. Dr. Penbera is on the board of directors of Gottschalks, Inc., a publicly traded regional department store and Rug Doctor, Inc. Dr. Penbera received his Ph.D. from American University, his M.P.A. from Bernard Baruch School and his B.A. from Rutgers University.

Frederick R. Ruiz has served as a director on our Board since its inception in April 1999. He co-founded and is Chairman of the Board of Ruiz Food Products, Inc., a privately held frozen food company. Mr. Ruiz currently serves as a director of McClatchy Newspapers, Inc. and Gottschalks, Inc., each of which are publicly traded, the California Chamber of Commerce and the Hispanic College Fund.

Verdisys, Inc. Annual Report

O. James Woodward III has served as a director on our Board since its inception in April 1999. From 1992 to 1999, Mr. Woodward was an attorney in private practice in Fresno, California. From 1995 to 2000, he was Chairman of MJ Construction Co., a Fresno, California based construction company, and from 2001 to 2003, he served as a consultant in Fresno, California. Mr. Woodward has been in private practice as an attorney since 2003 and is currently Of Counsel with Baker, Manock and Jensen. He currently serves on the board of directors of Gottschalks, Inc. Mr. Woodward received his M.B.A. from Stanford Graduate School of Business and his J.D. from the University of California, Berkeley Law School.

David M. Adams has served as our President and COO since January 2004. From 1989 to 2001, Mr. Adams served as General Manager of Baker Hughes, E&P Solutions, and from 2001 to 2004; he served as President and General Manager of Subsea Mudlift Drilling Co., LLC, a subsidiary of Hydril Co., LP. Mr. Adams has a degree in petroleum engineering from the University of Texas and is a registered Professional Engineer.

John O’Keefe has served as our Executive Vice President and CFO since January 2004. From 1999 to 2000, Mr. O’Keefe served as Vice President of Investor Relations of Santa Fe Snyder, and from 2000 to 2003, he served as Executive Vice President and CFO of Ivanhoe Energy. Mr. O’Keefe has a B.A. in Business from the University of Portsmouth, is a Chartered Accountant and graduated from the Program for Management Development (PMD) from the Harvard Graduate School of Business. Andrew G. Wilson has served as our CFO since March 2003, and with the appointment of John O’Keefe as CFO in January 2004, he currently serves as Vice President of Finance. From March 1999 to December 2001, Mr. Wilson served as Novare Software, Inc.’s Vice President-Business Development and Chief Operating Officer, and from January 2002 to March 2003, he served as its Vice President-Consulting and Client Services. Mr. Wilson received his B.A. in Economics from University of Manchester, England. He is an English Chartered Accountant and passed the American Institute of Certified Public Accountants entry examinations.

All Directors will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the company's Directors. There are no familial relationships among the our officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Verdisys, Inc. has group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, Verdisys, Inc. has a 401K savings plan in effect and agreements which provide compensation on the event of termination of employment or change in control of us.

Verdisys does pay members of our board of Directors fees for attendance at board and other committee meetings in the form of cash compensation or similar remuneration, and reimburses them for any out-of-pocket expenses incurred by them in connection with our business.

Currently, each independent director receives compensation of $1,000 per month with an additional $1,000 per month for chairing a committee with the exception of the audit committee chair who receives an additional $2,000 per month. Meeting fees are paid at a rate of $1,000 per day for regularly scheduled Board meetings. All independent directors receive options to purchase 12,000 shares per year.

The board of directors of Verdisys, Inc. has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Joseph J. Penbera, Ph.D possesses the attributes of an Audit committee financial expert. Dr. Penbera is a board member of Verdisys, Inc. and is the Chairman of the Audit Committee. Dr. Penbera is independent as defined by item 401(e)(ii) of regulation S-B. He receives compensation for board service only and is not otherwise an affiliated person.

No non-compete or non-disclosure agreements exist between the management of Verdisys, Inc. and any prior or current employer.

All key personnel are employees or under contracts with of Verdisys, Inc.

Verdisys, Inc. Annual Report

The directors of Verdisys, Inc. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of Verdisys, Inc. Verdisys, Inc. has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities. No loans of any kind are currently contemplated between Verdisys, Inc. and any officer or director.

None of Verdisys, Inc.'s officers, directors, key personnel, or 10% stockholders has guaranteed or co-signed any bank debt, obligation, or any other indebtedness pertaining to Verdisys, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2003 were filed.

Code of Ethics

Verdisys, Inc. has adopted a code of ethics that applies to its senior officers such as the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. This code of ethics is included as an exhibit to this annual report

Verdisys, Inc. Annual Report

Executive Compensation

Compensation of Executive Officers

Information about two of our executive officers, Dr. Robinson, Chairman of our Board and interim CEO, and Mr. Wilson, Vice President of Finance and Treasurer may be found above under the caption entitled “Directors, Executive Officers and Control Persons” as those officers remain our executive officers. David Mauz served as our COO from June 2003 until January 2004, when David Adams became our COO. Mr. Wilson served as CFO from April 2003 to January 2004 when Mr. O’Keefe became CFO. The information below includes information about Mr. Mauz because he acted as executive officer during part of 2003.

Compensation Summary

The following table provides certain summary information concerning compensation paid or accrued during the last year to our Chairman of the Board and current interim CEO, our former President and CEO, and other officers who had compensation in excess of $100,000 during the last fiscal year (the “Named Executive Officers”):

			SUMMARY COMPENSATION TABLE
		Annual Compensation			Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation(1)	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Ronald J. Robinson	2003	70,000				700,000
Chairman of the Board	2002	0				50,000
Interim CEO	2001	0				200,000
Andrew G. Wilson	2003	83,500	10,000			780,000
Vice President Finance	2002	0
	2001	0
David M. Mauz	2003	139,667	10,000
Former COO	2002	40,608				1,000,000
	2001	50,765				400,000

(1) During the periods indicated, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table.

Accordingly, no such amounts are included in the Summary Compensation Table.

	OPTION GRANTS IN 2003
		Percent
	Number of	of Total		Market
	Securities	Granted to		Price
	Underlying	Employees		on
	Options	in Fiscal	Exercise	Date of	Expiration
Name	Granted	Year	Price	Grant	Date

Ronald J. Robinson	200,000	29%	$0.10	$0.50	2013
	500,000	71%	$9.55	$9.55	2013
Andrew G. Wilson	780,000	100%	$0.10	$0.50	2013
David C. Mauz	0	N/A	N/A

The preceding table provides certain information with respect to options granted to our Named Executive Officers named in the Summary Compensation Table during the fiscal year ended December 31, 2003 under our stock option plan:

Verdisys, Inc. Annual Report

	AGGREGATED OPTION EXERCISES IN 2003
	AND OPTION VALUES AT DECEMBER 31, 2003
			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money
			Options Held at	Options Held at
	Shares		December 31, 2003	December 31, 2003

	Acquired on	Value
Name	Exercise	Realized	Exercisable Unexercisable	Exercisable	Unexercisable

Ronald J. Robinson	300,000		150,000 550,000	$784,000	$784,000
Andrew G. Wilson	25,208		145,833 598,959	$1,143,330	$4,695,839
David C. Mauz	444,222		203,778 752,000	$1,597,620	$5,895,680

Note:

Value of Unexercised In-The-Money Options Held at December 31, 2003 computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of our common stock on December 31, 2003 was $7.94, based on the closing price on the OTC Bulletin Board on December 31, 2003.

The preceding table sets for the information concerning option exercises and the value of unexercised options held by our Named Executive Officers named in the Summary Compensation Table as of the end of the last fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)

Equity compensation plans
approved by shareholders(1)
Equity compensation plans	8,000,000	$0.10	3,887,624
not approved by shareholders
Total	8,000,000	$0.10	3,887,624
(1) Consists of shares of our common stock issued or remaining available for issuance under our stock option plan.

Employments Agreements

Ronald J. Robinson

In July 2003, we entered into an advisory agreement with Dr. Robinson, and we amended the agreement in December 2003. Pursuant to the agreement, as amended, Dr. Robinson agreed to serve as our interim President and CEO until a suitable replacement is found. For his services as interim President and CEO, he received an option to purchase 500,000 shares of our common stock pursuant to a 12 month vesting schedule (except with respect to 50,000 shares that were tied to certain revenue milestones for the fourth quarter of 2003 and which milestones were not met), and he receives monthly compensation of $20,000 and a monthly office allowance of $2,500. Dr. Robinson also serves as Chairman of the Board. In January 2004, David Adams was selected to serve as President thus terminating Dr. Robinson’s service as interim President.

Verdisys, Inc. Annual Report

David M. Adams

In January 2004, we entered into an employment agreement with David Adams. The term of the agreement is for one year, and it may be renewed at the pleasure of both parties. Pursuant to the agreement, Mr. Adams serves as our President and COO in exchange for a base salary of $185,000 per year. Mr. Adams also received an option to purchase 150,000 shares of common stock to vest quarterly over the initial term of the employment agreement. Mr. Adams also received a signing bonus in the amount of $50,000 on the effective date of the employment agreement, and is also entitled to participate in an annual incentive compensation program of the company with a potential bonus being up to fifty percent of his base salary.

John O’Keefe

In January 2004, we entered into an employment agreement with John O’Keefe. The term of the agreement is for one year, and it may be renewed at the pleasure of both parties. Pursuant to the agreement, Mr. O’Keefe serves in the position of Executive Vice President and Chief Financial Officer in exchange for a base annual salary of $175,000 for the first twelve months of his employment. Mr. O’Keefe also received an option to purchase 80,000 shares of common stock to vest quarterly over the initial term of the employment agreement. Mr., O’Keefe received a one time payment of $40,000 as a sign-on bonus and will be included in the company’s Executive Compensation Program whereby senior management are eligible to receive annual bonuses of up to 50% of their base compensation.

Andrew G. Wilson

In June 2003, we entered into an employment agreement with Andrew Wilson, and we amended the agreement in October 2003. The term of the agreement is for three years, and it may be renewed at the pleasure of both parties. Pursuant to the agreement, Mr. Wilson served as our CFO in exchange for a base salary of $150,000 per year for the first 12 months, $180,000 per year for the second 12 months, and $210,000 per year for the third 12 months. Mr. Wilson also received an option to purchase 500,000 shares of common stock scheduled to vest over a 60 month period. In January 2004, after electing not to relocate to Houston, Texas, Mr. Wilson accepted appointment as Vice President of Finance and Treasurer.

David C. Mauz

In June 2003, we entered into an employment agreement with David Mauz, and we amended the agreement in October 2003. The term of the agreement is for three years, and it may be renewed at the pleasure of both parties. Mr. Mauz served as our COO in exchange for a base salary of $140,000 per year for the first 12 months, $170,000 per year for the second 12 months, and $200,000 per year for the third 12 months. Mr. Mauz also received an option to purchase 1,000,000 shares of common stock scheduled to vest over a 60 month period. In January 2004, with the appointment of David Adams as President and COO, Mr. Mauz’ service in that capacity was terminated, and he assumed the position of Manager, Satellite Operations. Mr. Mauz has since left the Company.

Holders

As of March 31, 2004 Verdisys, Inc. had 30,792,036 shares of common stock issued and outstanding and held by approximately 763 shareholders.

Verdisys, Inc. Annual Report

Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of our common stock as of March 31, 2004 by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) our Named Executive Officers, and (iv) all directors and executive officers as a group. Each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

Common Stock

	Amount and Nature		Percentage
Name and Address of Beneficial Owner	of Beneficial Owner	Acquirable	of Class (1)

Berg McAfee Companies	8,983,671	808,333	27.4%
100600 N. De Anza Blvd., #250
Cupertino, California 95014
Ronald J. Robinson	300,000	366,667	2.0%
Chairman and CEO
David Adams	0	37,500	<1.0%
President and COO
John O’Keefe	0	20,000	<1.0%
Exec.VP & CFO
Andrew Wilson	25,208	507,396	1.6%
V.P. Finance, Treasurer and Secretary
John R. Block	90,000	70,000	<1.0%
Director
Joseph Penbera	863,952	70,000	2.8%
Director
Fred Ruiz	265,334	70,000	1.0%
Director
O. James Woodward III	122,000	70,000	<1.0%
Director
Total Shares of 5% or more Beneficial Ownership	8,983,165	808,333	27.4%
Total Shares of Officers and Directors as a group	1,666,494	1,211,563	8.8%
Total Shares Issued and Outstanding:	30,792,036, if all exercised per note (1)
32,811,932

Notes:

(1) Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after March 31, 2004.

The following lists such beneficial owners and the amount of shares of common stock, of the number of shares shown in the preceding table, to which such beneficial owners have the right to acquire within the stated 60 day period:

Name of Beneficial Owner	Number of Shares Acquirable

Berg McAfee Companies	808,333
Ronald J. Robinson	366,667
David M. Adams	37,500
John O’Keefe	20,000
Andrew G. Wilson	507,396
John R. Block	70,000
Joseph Penbera	70,000
Fred Ruiz	70,000
O. James Woodward III	70,000

Verdisys, Inc. Annual Report

Certain Relationships and Related Transactions

Energy 2000 and Natural Gas Systems

In April 2003, Verdisys signed a drilling service contract with Energy 2000 NGC, Inc. of Louisiana ("Energy 2000"), whereby Energy 2000 would have paid Verdisys a minimum of $1,800,000 for lateral drilling of 45 wells. This contract was for a fixed amount due to Verdisys, dependent upon the number of wells serviced and offshoot lateral bores drilled. In addition, Verdisys would receive an 80 percent interest in the net operating income after payback from these properties and also be reimbursed for 20 percent of its field costs. In September, 2003 Verdisys entered into another contract with Energy 2000 for an additional 57 wells with terms similar to the original contract. These contracts have been suspended for lack of payment.

In September 2003, Verdisys signed a drilling service contract with Natural Gas Systems, Inc. (“NGS”), whereby NGS would have paid Verdisys a minimum of $7,800,000 for lateral drilling of 120 wells. This contract was for a fixed amount with the total price dependent upon the number of wells serviced and offshoot lateral bores drilled. In addition, Verdisys would receive a 70 percent interest in the net operating income after payback from these properties. This contract has been renegotiated in February 2004 for a reduced number of wells but with an initial four well commitment.

Energy 2000 is a subsidiary of Berg McAfee Energy, LLC, which is a wholly owned subsidiary of Berg McAfee Companies. Natural Gas Systems is an independent company with substantial shareholdings owned by Eric McAfee, a 50 per cent owner of Berg McAfee Companies and former Director of Verdisys, and Berg McAfee Companies. They are beneficially owned 80% and 23% respectively by Berg McAfee or Eric McAfee personally.

Verdisys billed $666,250 and $153,960 to Energy 2000 and NGS, respectively, for services performed in 2003. Verdisys received $397,500 and $130,000, respectively. However, for Energy 2000 Verdisys has inadequate documentation to substantiate whether some of the services were performed. For Energy 2000, Verdisys was able to substantiate $328,750 of revenue leaving $68,750 in deferred revenue. Because of the uncertainty of collection, all services not collected are deferred. As of December 31, 2003, deferred revenues total $92,710.

Lateral drilling services for these two customers ceased in December 2003 because of a change in Verdisys management, and are expected to resume for NGS in the second quarter of 2004.

Software Purchase

In April 2003, Verdisys issued 2,000,000 shares of common stock for what management believed was satellite communications management software pursuant to an asset purchase agreement with a related party. Management in place as of August 2003 maintained the software was not useful and impaired it as of June 30, 2003. In early 2004, following an internal investigation, new management determined that the agreement is likely subject to rescission. Verdisys is evaluating its options to rescind the agreement and cancel the shares issued. The majority shareholder of Verdisys and former director, who was also a principal to the counterparty in the transaction, acquired 11.5% of the 2,000,000 shares.

Verdisys, Inc. Annual Report

Additional Transactions

In December 2003, Verdisys granted 500,000 options to purchase Verdisys common stock to the chairman and interim CEO. The options expire in 10 years, have an exercise price of $9.55 based upon price at date of grant. 50,000 vested immediately, 50,000 were performance options and did not vest, and the remaining 400,000 options vest evenly over 12 months in 2004.

Verdisys had a consulting agreement with its current majority stockholder for $10,000 per month through April 30, 2005, with $120,000 due during 2004 and $40,000 in 2005. $0 was accrued and unpaid under this agreement as of December 31, 2003. This agreement was cancelled with two months notice in February, 2004 effective upon the resignation of the director.

In April 2002, Verdisys entered into a three-year employment agreement with its then CEO. The base salary under the agreement was $250,000 per year with quarterly performance bonuses and 2,000,000 stock options granted in 2002 and exercisable at $.10 per share and vesting quarterly over a two-year period. $400,000 and $175,000 in expense was incurred in 2002 relating to the vested portion of these options and unpaid salary, respectively. In November 2002, this CEO resigned. In 2003 Verdisys agreed to pay accrued salary of $204,320 in cash of which $161,306 was paid as of December 31, 2003 and the balance is accrued as of December 31, 2003.

Verdisys, Inc. Annual Report

Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the Fiscal Year ending December 31, 2003 and through the date of the filing of this Annual Report on Form 10-KSB; Verdisys, Inc. had filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

March 26, 2004	re: Press Release - New Agreements for Lateral Drilling
March 16, 2004	re: Financial Statements – Expectation for the restatement of Second Quarter and Third Quarter 2003 Financial Statements of Verdisys, Inc.
March 15, 2004	re: Resignation of Registrant’s Directors – Carl Landers
March 10, 2004	re: Resignation of Registrant’s Directors – Eric A. McAfee
March 2, 2004	re: Licensing Agreement, Second Amendment – Carl Landers
January 6, 2004	re: Press Release - Revised revenue projections
December 12, 2003	re: Appointment of interim President and CEO – Dr. Ron Robinson
December 4, 2003	re: Press Release – Announcing results for Quarter ending September 2003
November 17, 2003	re: Press Release – Expectation of Record Profits and Profitability 3Q2003
November 17, 2003	re: Regulation FD Disclosure – Slide Presentation to investors and analysts
November 12, 2003	re: Regulation FD Disclosure – Slide Presentation to investors and analysts
October 27, 2003	re: Other Events – Sale of Common Stock
October 6, 2003	re: Licensing Agreement, as amended – Carl Landers
October 1, 2003	re: Change in Registrant’s Certifying Accountant
September 29, 2003	re: Change in Control of Registrant, as amended
July 18, 2003	re: Change in Control of Registrant
May 1, 2003	re: Announcement of Definitive Agreement for Merger

Exhibits

Index of Exhibits

Verdisys, Inc. includes the following exhibits:

Number	Description

3.1	Restated Articles of Incorporation dated July 15, 2003
3.2	Bylaws, as amended September 25, 2003
10.1	Employment Agreement – John O’Keefe, dated January 6, 2004
10.2	Employment Agreement – David Adams, dated December 31, 2003
10.3	Advisor Agreement – Dr. Ron Robinson, amended December 11, 2003
10.12	Services Contract, Esperada Energy Partners, L.L.C., dated March 2004
10.13	Services Contract, Maxim Energy, Inc., dated March 2004
10.14	Services Contract, Natural Gas Systems, dated January 2004
10.16	Services Contract, Amvest Osage, Inc.; dated January 2004
14.1	Code of Ethics, dated April 2004
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

Verdisys, Inc. Annual Report

Verdisys, Inc. includes, by reference, the following exhibits:

2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003;
Filed July 18, 2003 with the SEC, Report on Form 8-K
10.4	Employment Agreement – Andrew Wilson, dated June 2003;
Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.5	License Agreement – Carl W. Landers, dated April 24, 2003;
Filed October 6, 2003 with the SEC, Report on Form 8-K
10.5.1	Amendment to License Agreement – Carl W. Landers, dated September 4, 2003;
Filed October 6, 2003 with the SEC, Report on Form 8-K
10.5.2	Second Amendment to License Agreement – Carl W. Landers, dated February 28, 2004;
Filed February 28, 2004 with the SEC, Report on Form 8-K
10.6	Technology Report, “Landers Technology”, dated October 13, 2003;
Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.7	Subscription Agreement, Gryphon Master Fund, L.P., dated October 23, 2003 and Registration Rights Agreement dated October 24, 2003;
Filed October 27, 2003 with the SEC, Report on Form 8-K
10.8	Form of Registration Rights Agreement, re: Private Placement Offering July/August 2003;
Filed December 3, 2003 with the SEC, Form 10-QSB, as amended
10.9	Alternative Form of Registration Rights Agreement, re: Offering July/August 2003;
Filed December 3, 2003 with the SEC, Form 10-QSB, as amended
10.10	Placement Agency Agreement, Stonegate Securities, Inc., dated August 26, 2003;
Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.11	Independent Contractor Agreement, Terronne Petroleum Corporation, dated August 1, 2003;
Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.15	Contract – Natural Gas Systems, “Delhi Field”, dated September 22, 2003;
Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.17	Acknowledge of amounts owed at September 30, 2003,
re: Edge Capital Group contract dated June 16, 2003;
Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.18	Contract – Edge Capital Group, “Franklin Field”, dated September 27, 2003;
Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.19	Contract – Edge Capital Group, “Monroe Field”, dated June 16, 2003;
Filed August 20, 2003 with the SEC, Form 10-QSB, as amended
10.19.1	Addendum to Contract, Edge Capital Group, “Monroe Field”, dated November 19, 2003
Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.20	Contract - Noble Energy, re: Satellite Services, dated September 17, 2003;
Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.21	Contract – Apache Corp., re: Satellite Services, dated September 11, 2002;
Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.22	Contract – Energy 2000 NGC, “Monroe Field”, dated April 30, 2000;
Filed August 20, 2003 with the SEC, Form 10-QSB, as amended
10.23	Verdisys, Inc. 2003 Stock Option Plan;
Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

Verdisys, Inc. Annual Report

The following lists, by exhibit number, all exhibits included or included by reference, to this annual report for the fiscal year ending December 31, 2003:

Number	Description

2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003
3.1	Restated Articles of Incorporation dated July 15, 2003
3.2	Bylaws, as amended September 25, 2003
10.1	Employment Agreement – John O’Keefe, dated January 6, 2004
10.2	Employment Agreement – David Adams, dated December 31, 2003
10.3	Advisor Agreement – Dr. Ron Robinson, amended December 11, 2003
10.4	Employment Agreement – Andrew Wilson, dated June 2003
10.5	License Agreement – Carl W. Landers, dated April 24, 2003
10.5.1	Amendment to License Agreement – Carl W. Landers, dated September 4, 2003
10.5.2	Second Amendment to License Agreement – Carl W. Landers, dated February 28, 2004
10.6	Technology Report, “Landers Technology”, dated October 13, 2003
10.7	Subscription Agreement, Gryphon Master Fund, L.P., dated October 23, 2003 and Registration Rights Agreement dated October 24, 2003
10.8	Form of Registration Rights Agreement, re: Private Placement Offering July/August 2003
10.9	Alternative Form of Registration Rights Agreement, re: Offering July/August 2003
10.10	Placement Agency Agreement, Stonegate Securities, Inc., dated August 26, 2003
10.11	Independent Contractor Agreement, Terronne Petroleum Corporation, dated August 1, 2003
10.12	Master Services Contract, Esperada Energy Partners, L.L.C., dated March 2004
10.13	Services Contract, Maxim Energy, Inc., dated March 2004
10.14	Services Contract, Natural Gas Systems, dated January 2004
10.15	Contract – Natural Gas Systems, “Delhi Field”, dated September 22, 2003
10.16	Services Contract, Amvest Osage, Inc.; dated January 2004
10.17	Acknowledge of amounts owed at September 30, 2003,
re: Edge Capital Group contract dated June 16, 2003
10.18	Contract – Edge Capital Group, “Franklin Field”, dated September 27, 2003
10.19	Contract – Edge Capital Group, “Monroe Field”, dated June 16, 2003
10.19.1	Addendum to Contract, Edge Capital Group, “Monroe Field”, dated November 19, 2003
10.20	Contract - Noble Energy, re: Satellite Services, dated September 17, 2002
10.21	Contract – Apache Corp., re: Satellite Services, dated September 11, 2002
10.22	Contract – Energy 2000 NGC, “Monroe Field”, dated April 30, 2000
10.23	Verdisys, Inc. 2003 Stock Option Plan
14.1	Code of Ethics, dated April 2004
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

Verdisys, Inc. Annual Report

Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and for services provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years were: $15,000 for Fiscal Year 2002 and $58,000 for Fiscal Year 2003.

Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements, and are not reported under the prior caption Audit Fees.

Tax Fees

No aggregate fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

No other services were provided, nor aggregate fees billed, other then such services or fees which have been previously disclosed herein.

The registrant’s Audit Committee, or officers performing such functions of the Audit Committee, has approved the principal account’s performance of services for the audit of the registrant’s annual financial statements; and review of financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2003. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

The percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work preformed by persons other than the principal accountant’s full-time, permanent employees was less than 50 percent.

Verdisys, Inc. Annual Report

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verdisys, Inc.

(Registrant)

By:	/s/ Dr. Ron Robinson, CEO

Dr. Ron Robinson
Chief Executive Officer
Principal Executive Officer
Date:	April 15, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dr. Ron Robinson, CEO	By:	/s/ David M. Adams, COO

	Dr. Ron Robinson		David M. Adams
	Chief Executive Officer		Chief Operating Officer
	Principal Executive Officer		President
Date:	April 15, 2004	Date:	April 15, 2004

By:	/s/ John O’Keefe, CFO	By:	/s/ Andrew G. Wilson, Treasurer

	John O’Keefe		Andrew G. Wilson
	Chief Financial Officer		Vice President of Finance
	Principal Accounting Officer		Treasurer and Secretary
Date:	April 15, 2004	Date:	April 15, 2004

By:	/s/ John R. Block	By:	/s/ Joseph J. Penbera, Ph.D.

	John R. Block		Joseph J. Penbera, Ph.D.
	Director		Director
Date:	April 15, 2004	Date:	April 15, 2004

By:	/s/ Frederick R. Ruiz	By:	/s/ O. James Woodward III

	Frederick R. Ruiz		O. James Woodward III
	Director		Director
Date:	April 15, 2004	Date:	April 15, 2004