Form 10QSB/A
period 2003-09-30
VERDISYS INC
filed 2004-05-07
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 3)

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

22-3755993
(I. R. S. Employer Identification No.)

25025 I-45 North, Suite 525
The Woodlands, Texas
(Address of executive offices)

77380
(Zip Code)

(281) 364-6999
(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE: This Amendment No. 3 on Form 10-QSB/A (“Form 10-QSB/A No. 3”) is being filed to revise certain statements in Items 1 and 2 of our Form 10-QSB for the quarter ended September 30, 2003 as filed on November 19, 2003 (“Original 10-QSB”).

As stated in Note 11 to the Financial Statements the restatements included herein reflect the following: Firstly, management has been unable to substantiate whether certain services were performed , or supporting documentation existed, relating to $497,000 in revenue recognized in the quarter ended September 30, 2003 and $1,496,000 of deferred revenue and accounts receivable relating to Edge Capital Group. Such revenue, deferred revenue and accounts receivable have been reversed while management determines whether documentary evidence exists to support the transactions. Secondly, management has been unable to substantiate whether certain services were performed for Energy 2000 NGC, Inc., or supporting documentation existed, relating to $60,000 in revenue recognized in the quarter ended June 30, 2003 and $337,500 of deferred revenue and accounts receivable recognized in the June 30 and September 30, 2003 quarters. Such revenue and accounts receivable have been reversed while management determines whether documentary evidence exists to support the transactions. Thirdly, In 2004, management discovered that 2,644,438 previously expired options were extended by the board of directors in 2003. Because none of the individuals were employees at the time the extension was granted, the options have been treated as warrants and the fair value of $1,050,687 was expensed accordingly as of June 30, 2003. Fourthly, management has determined that 2,000,000 common shares issued in conjunction with an asset purchase agreement is likely the subject of rescission under applicable law. Consequently, an impairment expense of $1,000,000 associated with the asset purchase has been reclassified to compensation expense for the quarter ended June 30, 2003. These restatements are described in detail in Note 11 to the unaudited interim financial statements.

This Form 10-QSB/A No. 3 files in its entirety the Company’s unaudited interim financial statements filed as Part I, Item 1 of the Form 10-QSB/A No.2, which financial statements are now restated as a result of the review of the independent public accountants. Such financial statements also include a report of the independent public accountants as required pursuant to rules and regulations promulgated by the Securities and Exchange Commission. This Form 10-QSB/A No. 3 also files in its entirety the Company’s MD&A in Part I, Item 2 to reflect certain changes made in connection with the restatement. This Form 10-QSB/A also files in its entirety Part I, Item 3 relating to the Company’s internal controls and procedures. Finally, the Company is filing Part II, Item 6 in its entirety to file the required certifications of current management. This Form 10-QSB No. 3 speaks as of the filing date of the Form 10-QSB, except for the certifications which speak as of their respective dates and the filing date of this Form 10-QSB/A No. 3. Except as specifically indicated, this Form 10-QSB/A No. 3 does not reflect any events occurring subsequent to the filing of the Form 10-QSB, Form 10-QSB/A No. 1 or the Form 10-QSB/A No. 2 except as required to reflect the effects of the restatement. as described in Note 11 to the unaudited interim financial statements. This Form 10-QSB/A No. 3 revises the number of shares of the Company’s common stock outstanding reported on the cover page of Form 10-QSB, Form 10-QSB/A No. 1 and Form 10-QSB/A No. 2. The original amount disclosed increased by 6168 shares.

PART I

Item 1. Financial Statements

April 2, 2004

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

As discussed in Note 11 to these interim financial statements, errors resulting in overstatements and understatements of previously reported assets, liabilities, stockholders equity and net loss as of and for the three and nine months ended September 30, 2003 were discovered by the management of Verdisys during March 2004. Accordingly, adjustments have been made as of September 30, 2003 to correct the errors.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

VERDISYS, INC. BALANCE SHEETS

			(Unaudited)
			(Restated)
			September 30,	December 31,
			2003	2002

ASSETS
Current Assets
Cash			$200,501	$135
Accounts receivable, net of allowance for
doubtful accounts of $0 and $		22,352	79,236	10,402
Employee advances				42,620
Other current assets			25,468

Total Current Assets			305,205	53,157

Property and equipment, net of accumulated
depreciation of $43,153 and $		41,833	372,135	3,755
License, net of accumulated
amortization of $	107,473		4,917,528

Total Assets			$5,594,868	$56,912
			============	============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable			$294,763	$1,562,339
Accrued expenses			910,186	905,461
Deferred revenue			475,477	56,180
Notes payable to stockholders			204,106	1,579,562
Note payable on license			2,020,404

Total Current Liabilities			3,964,936	4,103,542
Deferred revenue, less current portion			272,751	80,367

Total Liabilities			4,237,687	4,183,909

Commitments & Contingencies

Stockholders’ Equity (Deficit)
Convertible preferred stock, no par value,
40,000,000 shares authorized
Series A, 2,000,000 shares allocated,
none outstanding
Series B, none and 1,410,000 issued
and outstanding				705,000
Common stock, $.001 par value, 60,000,000 shares
authorized, 28,369,486 and 13,553,139 shares
issued and outstanding			28,369	13,553
Additional paid in capital			16,844,316	6,098,924
Accumulated deficit			(15,515,504)	(10,944,474)

Total Stockholders’ Equity (Deficit)			1,357,181	(4,126,997)

Total Liabilities and Stockholders’
Equity (Deficit)			$5,594,868	$56,912
			============	============

     VERDISYS, INC. STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

	Three Months			Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
	(Restated)		(Restated)

Revenue
Third parties	$27,824	$20,509	$362,115	$227,332

Cost of services
Provided	786,021	28,107	1,176,085	225,562
Selling, general
& administrative	770,119	581,992	3,948,498	1,445,467
Depreciation
& amortization	62,078	3,587	108,792	8,477
Bad debts	19,999		19,999
Debt forgiveness
income			(460,235)

Total operating
expenses	1,638,217	613,686	4,793,139	1,679,506

Operating loss	(1,610,393)	(593,177)	(4,431,024)	(1,452,174)

Other expense
Interest expense	43,167	38,926	140,006	101,804

NET LOSS	$(1,653,560)	$(632,103)	$(4,571,030)	$(1,553,978)
	===========	===========	===========	===========

Basic and diluted net
loss per share	$(.03)	$(.05)	$(.21)	$(.11)
Weighted average
shares outstanding	26,783,077	13,553,139	21,491,391	13,553,139

     VERDISYS, INC. STATEMENTS OF CASH FLOW

Nine Months Ended September 30, 2003 and 2002 (Unaudited)

	(Restated)
	2003	2002

Cash Flows From Operating Activities
Net loss	$(4,571,030)	$(1,553,978)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	1,326,329
Issuance of options and warrants for services	1,861,622	353,709
Depreciation and amortization	108,792	8,477
Debt forgiveness income	(460,235)
Bad debt	19,999
Changes in:
Accounts receivable	(88,833)	41,510
Other current assets	(25,468)	(9,500)
Employee advances	42,620
Accounts payable	(302,674)	100,758
Accrued expenses	261,353	570,639
Deferred revenue	611,681	115,730
Customer deposit	60,000

Net Cash Used In Operating Activities	(1,155,844)	(372,655)

Cash Flows From Investing Activities
Purchase of property and equipment	(369,701)	(5,286)
Cash payments for license	(100,000)

Net Cash Used In Investing Activities	(469,701)	(5,286)

Cash Flows From Financing Activities
Proceeds from sales of common stock	1,982,150
Proceeds from exercise of warrants	329,251
Proceeds from notes payable to stockholders	50,000
Payments on notes payable to stockholders	(155,894)
Payments on note payable on license	(379,596)
Proceeds from sales of preferred stock		380,000

Net Cash Provided by Financing Activities	1,825,911	380,000

Net change in cash	200,366	2,059
Cash at beginning of period	135	3,397

Cash at end of period	$200,501	$5,456
	===========	===========

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Restated)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Verdisys, Inc. (“Verdisys”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Verdisys’ Annual Report filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 8-K have been omitted.

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

NOTE 2 – STOCK OPTIONS AND WARRANTS

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(Restated)		(Restated)

Net loss as reported	$ (1,653,560)	$ (632,103)	$(4,571,030)	$(1,553,978)
Less: stock based
compensation
determined under
fair value-
based method	(299,008)		(299,008)

Pro forma net loss	$(1,952,568)	$(632,103)	$(4,870,038)	$(1,553,978)
	===========	===========	===========	===========

Basic and diluted net
loss per common share:
As reported	$(.06)	$(.05)	$(.21)	$(.11)
Pro forma	(.07)	(.05)	(.23)	(.11)

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

NOTE 4 – LATERAL DRILLING LICENSE

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

NOTE 5 – DEFERRED REVENUE

Typical satellite bandwidth contracts cover 36 months. Verdisys receives the cash up front, records deferred revenue and recognizes revenue evenly over the contract.

In 2004, management discovered that revenue recognized for monies received in the quarter ending September 30, 2003 was being disputed. In June 2003, Verdisys signed an agreement to drill wells for Edge. Edge, through a third party financing source, paid Verdisys $497,000 in 2003. Edge is currently disputing services were actually performed and is requesting the $497,000 be returned to the third party financing source. Verdisys has been unsuccessful in substantiating the work was performed. Due to these uncertainties, the $497,000 was reclassified from revenue to deferred revenue as of September 30, 2003 while management determines whether the documentary evidence exists to support the original transaction.

NOTE 6 – CUSTOMER DEPOSIT

Management discovered $60,000 of revenue from a related party that cannot be substantiated. The $60,000 has been reclassified as a customer deposit as of June 30, 2003.

NOTE 7 - DEBT FORGIVENESS INCOME

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

NOTE 8 – NON-CASH TRANSACTIONS ON CASH FLOW STATEMENT

Non-cash transactions or nine months ended September 30, 2003:
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

Energy 2000 is a subsidiary of Berg McAfee Energy, LLC, which is a wholly owned subsidiary of Berg McAfee Companies. Energy 2000 is beneficially owned 80% by Berg McAfee or Eric McAfee personally. Eric McAfee, a major shareholder and former director of Verdisys, has a 50% ownership in Berg McAfee companies.

NOTE 10 - EQUIPMENT

In September 2003, Verdisys purchased 2 drilling rigs for $170,000 each. Depreciation expense for the rigs will be computed on the straight-line basis over a period of five years. There was no depreciation expense related to the rigs as of September 30, 2003 because they were placed in service in October.

NOTE 11 – RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

Restatement 1

There were several errors and misstatements in the originally prepared September 30, 2003 financials discovered in 2003. See the notes below.

Restatement 2

There were several errors and misstatements in Restatement 1 of the September 30, 2003 financials discovered in March 2004. See the notes below.

A summary of the restatements are as follows:

	Previously		Increase	Restatement		Increase	Restatement
	Stated		(Decrease)	1		(Decrease)	2

As of September 30, 2003:
Balance Sheet:
Cash	$200,501			$200,501			$200,501
Accounts receivable, net	1,775,236	(1)	$(200,000)	1,575,236	(8)	$(1,496,000)	79,236
Accounts receivable from
related party	337,500			337,500	(9)	(337,500)	-
Other current assets	25,468			25,468			25,468
Property & equipment, net	411,280	(2)	(39,145)	372,135			372,135
License, net	4,917,528			4,917,528			4,917,528

Total assets	$7,667,513		$(239,145)	$7,428,368		$(1,833,500)	$5,594,868
	============		===========	============		===========	============

Accounts payable	$294,763			$294,763			$294,763
Accrued expenses	910,186			910,186			910,186
Deferred revenue	575,884	(1)	(200,000)	1,682,728	(8)	$(1,496,000)	748,228
		(7)	1,496,000		(10)	497,000
		(7)	(330,000)		(9)	(337,500)
		(2)	140,844		(8)	330,000
					(9)	72,000
Customer deposit					(12)	60,000	60,000
Note payable to stockholders	2,224,510	(5)	(2,020,404)	204,106			204,106
Note payable on license		(5)	2,020,404	2,020,404			2,020,404
Common stock	28,364	(6)	5	28,369			28,369
Additional paid in capital	15,865,134	(3)	(60,000)	15,793,629	(11)	1,050,687	16,844,316
		(6)	(5)
		(6)	(11,500)
Accumulated deficit	(12,231,328) (7)		(1,496,000)	(13,505,817)(11)		(1,050,687)	(15,515,504)
		(7)	330,000		(12)	(60,000)
		(3)	60,000		(10)	(497,000)
		(6)	11,500		(8)	(330,000)
		(2)	(140,844)		(9)	(72,000)
		(2)	(39,145)

Total liabilities and equity	$7,667,513		$(239,145)	$7,428,368		$(1,833,500)	$5,594,868
	============		===========	============		===========	============

For the three months ended September 30, 2003:

Statement of Operations:
Revenue:
Third parties	$2,094,612	(7)	$(1,496,000)	$524,824	(10)	$(497,000)	$27,824
		(2)	(73,788)

Cost of services provided		(775,278) (7)	330,000	(432,021) (8)		(330,000)	(786,021)
		(2)	13,257		(9)	(24,000)
Selling, general and administrative (815,722) (3)			45,603	(770,119)			(770,119)
Depreciation & amortization		(61,638) (4)	(440)	(62,078)			(62,078)
Bad debts	(19,999)			(19,999)			(19,999)
Debt forgiveness income	61,653	(3)	(16,050)
		(3)	(45,603)
Interest expense		(59,217) (3)	16,050	(43,167)			(43,167)

Net income (loss)	$424,411		$(1,226,971)	$(802,560)		$(851,000)	$(1,653,560)
	===========		===========	===========		===========	============
Basic net loss per common share	$		$(.05)		$(.03)	$(.03)	$(.06)
Diluted net loss per share					(.03)		(.03)
Weighted average common shares
outstanding	26,783,077			26,783,077			26,783,077
Diluted average common shares
outstanding	34,893,910			26,783,077			26,873,077

For the nine months ended September 30, 2003:

Statement of Operations:
Revenue
Third parties	$2,627,959	(7)	$(1,496,000)	$859,115	(10)	$(497,000)	$362,115
		(2)	(397,500)
		(2)	124,656
Related party		(2)	60,000	60,000	(12)	(60,000)	-

Cost of services provided	(1,138,260) (7)		330,000		(774,085) (8)	(330,000)	(1,176,085)
		(2)	32,855		(9)	(72,000)
		(6)	1,320
Selling, general and
administrative	(2,003,414) (3)		60,000	(1,897,811)(11)		(1,050,687)	(3,948,498)
		(3)	45,603		(13)	(1,000,000)
Depreciation & amortization	(107,472) (6)		(1,320)		(108,792)		(108,792)
Bad debts	(19,999)				(19,999)		(19,999)
Impairment	(1,000,000)			(1,000,000)(13)		1,000,000	-
Debt forgiveness income	521,887	(3)	(16,049)	460,235			460,235
		(3)	(45,603)
Interest expense	(156,055) (3)		16,049		(140,006)		(140,006)

Net loss	$(1,275,354)		$(1,285,989)	$(2,561,343)		$(2,009,687) $	(4,571,030)
	===========	===========		===========	===========		============

Basic and diluted net loss per
common share	$(.06)		$(.06)		$(.12)	$(.09)	$(.21)
Weighted average common shares
outstanding	21,491,391			21,491,391			21,491,391

Restatement notes:

(1) An October transaction was inadvertently recorded in September. This overstated accounts receivable and deferred revenue by $200,000.
(2) Revenue and associated cost of services provided on related party transactions were incorrectly recognized and should have been deferred as of September 30, 2003 (see note 9 for details).
(3) Contributions to capital by founders for debt forgiveness and debt forgiveness income were calculated incorrectly (see note 6 for details).
(4) mathematical error
(5) reclassification of note payable on license (6) classification errors
(7) Revenue and associated cost of services provided were incorrectly recognized and should have been deferred as of September 30, 2003 (see note 5 for details).
(8) In 2004, management discovered that accounts receivable and deferred revenue as of September 30, 2003 were both overstated. In June 2003, Verdisys signed an agreement to drill wells for Edge Capital (“Edge”). The contracts contained contingencies disallowing revenue recognition until each contingency was fulfilled. As of September 30, 2003, Verdisys deferred revenues and associated costs of $1,496,000 and $330,000, respectively under this contract. In 2004 Edge disputed whether services were ever performed and refuses to pay. Verdisys has been unsuccessful in substantiating the work was performed. Due to these uncertainties, the account receivable and the deferred revenue were removed from the books as of September 30, 2003 while management determines whether the documentary evidence exists to support the original transaction.
(9) In the quarter ending September 30, 2003, Verdisys recognized accounts receivable from Energy 2000 of $107,500 and deferred revenue to Energy 2000 of $107,500 with associated costs of $24,000. Verdisys removed the receivable from the accounts until it can ascertain whether the service was performed. As of September 30, 2003, Verdisys reversed the deferred revenue and accounts receivable while it continues to investigate whether documentary evidence exists to support its claims.
(10) In 2004, management discovered that revenue recognized for monies received in the quarter ending September 30, 2003 was being disputed. In June 2003, Verdisys signed an agreement to drill wells for Edge. Edge, through a third party financing source, paid Verdisys $497,000 in 2003. Edge is currently disputing services were actually performed and is requesting the $497,000 be returned to the third party financing source. Verdisys and subcontractors used to perform the drilling, maintained inadequate documentation and both have been unsuccessful in substantiating the work was performed. Due to these uncertainties, the $497,000 was reclassified from revenue to deferred revenue as of September 30, 2003. Verdisys continues to investigate whether documentary evidence exists to support its claims.

(11)	In 2004, management discovered that 2,644,438 previously expired options were extended by the board of directors in 2003. Because none of the individuals were employees at the time the extension was granted, the options have been treated as warrants and the fair value of $1,050,687 was expensed accordingly as of June 30, 2003.

(12)	Management discovered $60,000 of revenue from a related party cannot be substantiated. The $60,000 has been reclassified as a customer deposit as of June 30, 2003 while management determines whether the documentary evidence exists to support the original transaction.

(13)	In April 2003, Verdisys issued 2,000,000 shares of common stock for what management believed was satellite communications management software. Management in place as of August 2003 maintained the software was not useful and impaired it as of June 30, 2003. In early 2004, following an internal investigation, new management determined that the agreement is likely subject to rescission under applicable law. Verdisys is evaluating its options to rescind the agreement and cancel the shares issued. The majority shareholder of Verdisys and former director, who was also a principal to the counterparty in the transaction, acquired 11.5% of the 2,000,000 shares. The impairment expense of $1,000,000 has been reclassified as compensation expense as of June 30, 2003.

NOTE 12 - SUBSEQUENT EVENTS

In October 2003, Verdisys sold 833,333 shares of common stock to Gryphon Master Fund, L.P. at $6.00 per share for aggregate gross proceeds of $5,000,000. Offering costs associated with the sale were $420,000 of cash, 83,334 warrants at $6 per share that expire October 24, 2008 and 20,000 shares of common stock. The warrants are exercisable at any time prior to October 24, 2008 by paying cash at the exercise price. If exercised prior to the warrants being registered, the warrants may be exercised by surrendering such number of shares of common stock received upon exercise of the warrants with a current market price equal to the warrant price. If Verdisys fails to meet certain milestones related to registration of such shares, Verdisys is required to pay liquidated damages equal to 1 percent of the purchase price of the shares paid for the first 30 days the event is not cured and 2 percent of the purchase price paid for each thirty day period thereafter until cured. In no event shall Verdisys be required to pay more than aggregate liquidated damages of 8 percent of the purchase price or $400,000 in stock. In addition, if the 30 day average closing price of Verdisys’ common stock drops, such drops could result in the issuance of a maximum of 277,778 additional shares of common stock for no additional compensation. If this occurs, a total of 1,111,111 common shares will have been issued for a price of $4.50 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” reflects certain restatements to the Company’s previously reported unaudited interim financial statements for the quarter ended September 30, 2003. (See “Restatement of Financial Statements” below).

Forward-Looking Statements

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

Restatement of Financial Statements

As stated in Note 11 to the Financial Statements the restatements included herein reflect the following: Firstly, management has been unable to substantiate whether certain services were performed , or supporting documentation existed, relating to $497,000 in revenue recognized in the quarter ended September 30, 2003 and $1,496,000 of deferred revenue and accounts receivable relating to Edge Capital Group. Such revenue, deferred revenue and accounts receivable have been reversed while management determines whether documentary evidence exists to support the transactions. Secondly, management has been unable to substantiate whether certain services were performed for Energy 2000 NGC, Inc., or supporting documentation existed, relating to $60,000 in revenue recognized in the quarter ended June 30, 2003 and $337,500 of deferred revenue and accounts receivable recognized in the June 30 and September 30, 2003 quarters. Such revenue and accounts receivable have been reversed while management determines whether documentary evidence exists to support the transactions. Thirdly, In 2004, management discovered that 2,644,438 previously expired options were extended by the board of directors in 2003. Because none of the individuals were employees at the time the extension was granted, the options have been treated as warrants and the fair value of $1,050,687 was expensed accordingly as of June 30, 2003. Fourthly, management has determined that

2,000,000 common shares issued in conjunction with an asset purchase agreement is likely the subject of rescission under applicable law. Consequently, an impairment expense of $1,000,000 associated with the asset purchase has been reclassified to compensation expense for the quarter ended June 30, 2003. These restatements are described in detail in Note 11 to the unaudited interim financial statements.

Critical Accounting Policies

The Company has made certain disclosures relating to its critical accounting policies with respect to certain of its contracts; please see the paragraphs below under “Revenues-Lateral Drilling Services.”

Management Discussion

Headquartered in Houston, Texas, Verdisys provides oil services and solutions in the Lateral Drilling Technologies and secure Satellite Communications segments.

Verdisys, Inc. was incorporated in the State of California as Rocker & Spike Entertainment, Inc. on September 27, 2000. Until December 31, 2000, operations consisted of organizational matters, the sale of no par value common stock, and the search for an operating company with which to perform a merger or acquisition. Effective January 1, 2001, Rocker & Spike Entertainment, Inc. purchased the assets and web domain of Accident Reconstruction Communications Network, a sole proprietorship, from the sole proprietor. Following the acquisition, the company changed its name from Rocker & Spike Entertainment, Inc. to Reconstruction Data Group, Inc. effective March 19, 2001. On July 18, 2003, Reconstruction Data Group, Inc. changed its name to Verdisys, Inc. to facilitate the merger with Verdisys Operation Corporation based on the Company’s desire to retain the name of the private company into which it merged.

Reconstruction Data Group, Inc. (“RDGI”) and Verdisys, Inc. (“Verdisys”) entered into an Agreement and Plan of Merger on April 24, 2003, as amended, which was effective as of July 18, 2003. Prior to the merger, the authorized capital stock of RDGI consisted of 50,000,000 shares of RDGI common stock, $.001 par value, of which 3,651,500 shares of common stock, which included 1,485,000 shares of common stock previously owned by the President of RDGI, in exchange for 100 per cent of RDGI’s ownership, rights, interest and liabilities in ARC Network. The ARC Network represented all the operations of RDGI immediately prior to the merger.

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

Financial Summary

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Verdisys incurred $27,824 in revenues and an operating loss of $1,610,393 for the quarter ended September 30, 2003 as compared to revenues of $20,509 and an operating loss of $593,177 for the quarter ended September 30, 2002. Higher operating margins for the quarter ended September 30, 2003 compared with the prior year were offset by increased spending on selling, general and administrative expense. There were no comparable revenues in 2002 as the license to the Landers lateral drilling technology was acquired in April 2003.

Revenues

Lateral Drilling Services

Lateral Drilling Services’ revenues were $0 and $0 for the three months ended September 30, 2003 and three months ended September 30, 2002, respectively. In 2004, management discovered that revenue recognized for monies received in the quarter ending September 30, 2003 was being disputed. In June 2003, Verdisys signed an agreement to drill wells for Edge. Edge, through a third party financing source, paid Verdisys $497,000 in 2003. Edge is currently disputing services were actually performed and is requesting the $497,000 be returned to the third party financing source. Verdisys has been unsuccessful in substantiating the work was performed. Due to these uncertainties, the $497,000 was reclassified from revenue to deferred revenue as of September 30, 2003 while management determines whether the documentary evidence exists to support the original transaction.

In 2004, management discovered that accounts receivable and deferred revenue as of September 30, 2003 were both overstated. In June 2003, Verdisys signed an agreement to drill wells for Edge Capital (“Edge”). The contracts contained contingencies disallowing revenue recognition until each contingency was fulfilled. As of September 30, 2003, Verdisys deferred revenues and associated costs of $1,496,000 and $330,000, respectively under this contract. In 2004 Edge disputed whether services were ever performed and refuses to pay. Verdisys has been unsuccessful in substantiating the work was performed. Due to these uncertainties, the account receivable and the deferred revenue were removed from the books as of September 30, 2003 while management determines whether the documentary evidence exists to support the original transaction.

In the quarter ending September 30, 2003, Verdisys recognized accounts receivable of $107,500 and deferred revenue to Energy 2000 of $107,500 with associated costs of $24,000. Verdisys removed the receivable from the accounts until it can ascertain whether the service was performed. As of September 30, 2003, Verdisys reversed the deferred revenue and accounts receivable while it continues to investigate whether documentary evidence exists to support its claims.

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

The Company’s revenue recognition policy with regards to drilling operations is to recognize revenue when collectibility is reasonably assured. The Company has determined that based upon the current contract with Edge collectibility is reasonably assured when amounts outstanding are paid. Consequently, the Company has deferred any revenue associated with the contract that has not been paid.

During the quarter ended September 30, 2003, the Company signed an agreement with Natural Gas Systems, Inc. (“NGS”) to provide drilling services for 120 wells in the Delhi field in Louisiana. The Company did not commence drilling on this contract until October 2003 and consequently no revenue was recognized for the quarter ended September 30, 2003. Mr. McAfee, a director, and other affiliates have a 28.6% beneficial ownership in Natural Gas Systems, Inc. and as such any revenue associated with the contract will be disclosed as a related party transaction.

In addition to the fee for drilling services, Verdisys shall receive a 70% interest in the net operating income from NGS’s portion of the properties’ income (the “Verdisys/NGS Royalty”) after NGS has fully recovered all drilling service fees and related expenses incurred for all wells drilled as part of the contract. The Verdisys/NGS Royalty will be calculated as 70% of the net lease after recovery by NGS and/or its third party financing sources of NGS’s costs related to the drilling services, including principal, interest, fees and costs for financing such drilling services; cost of acquisition of the lease; land owner royalties or other royalties to third parties other than NGS or Verdisys; and field operating costs. Therefore, after completion of the re-development of the field, NGS will secure for Verdisys a 70% listing with the gatherer for direct payment of net proceeds. It is not anticipated that Verdisys will receive any royalties until late 2004 or later.

During the quarter ended September 30, 2003, the Company amended its lateral drilling license agreement with Carl Landers. In August 2003, Mr. Landers agreed to retroactively eliminate the royalty fees of 10% of the net revenues on Verdisys’ lateral drilling, in exchange for 500,000 shares of restricted common stock of Verdisys plus a $500 flat fee per well drilled. The parties also agreed to amend the term of the license to the expiration dates associated with the patents to the lateral drilling technology. The Company capitalized $2,275,000 associated with the 500,000 shares issued and is amortizing the amounts associated with the license over a period of 14 years. In July 2003, Verdisys exchanged 125,000 shares of Verdisys restricted common stock for reduction of $250,000 to the principal balance of the note payable to Mr. Landers.

Satellite Communications Services

Satellite Communication Services’ revenues for the quarter ended September 30, 2003 were $27,824 compared to the quarter ended September 30, 2002 of $20,509. This increase for the current quarter as compared to the quarter ended June 30, 2003 was due to the nature of the services provided. As hardware is sold, Verdisys recognizes the revenue in the period it is delivered to the customer. The bandwidth revenue is amortized over the period benefited. Cash collected for bandwidth is recorded as deferred revenue. At September 30, 2003 there was $251,228 reflected in balance sheet as deferred revenue relating to Satellite Communications.

Operating Loss

The operating loss for the quarter ended September 30, 2003 increased due to start up costs associated with the lateral drilling services.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Verdisys had $362,115 in revenues and incurred an operating loss of $4,431,024 for the nine months ended September 30, 2003 as compared to revenues of $227,332 and an operating loss of $1,452,144 for the quarter ended September 30, 2002. The increase in revenues for the nine months ended September 30, 2003 was due primarily to increased sales of satellite services. Operating loss increased for the nine months ended September 30, 2003 due to increased costs of sales associated with the start up of the lateral drilling services, increased sales, general and administrative expenses associated with $1,000,000 in compensation expenses, and other stock compensation expense related to the extension of certain warrants (see Note 11 to the financial statements).

Revenues

Lateral Drilling Services’ revenues for the nine months ended September 30, 2003 were $0.

Satellite Communication Services’ revenues for the nine months ended September 30, 2003 were $362,115 compared to the quarter ended September 30, 2002 of $227,332. Revenues increased due to the increase in contracts to provide satellite communication services.

Backlog

The Company had no backlog as of September 30, 2003. Disputes with Edge Capital and Energy 2000 have resulted in there being no commitment to drill additional wells under their contracts.

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

Item 3. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have undertaken an evaluation of the Company’s disclosure controls and procedures as of September 30, 2003. For the period covering the preparation and filing of the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003, the Company was in the process of certain proposed changes in its personnel involved in the financial reporting function of the Company, which led to certain deficiencies in the implementation of the Company’s disclosure controls and procedures. This contributed to the Company’s filing of inaccurate financial reports for the three month and nine month periods ended September 30, 2003 and without the completion of a review of the Company’s independent auditor. Accordingly, this Amendment No. 3 to Form 10-QSB for the quarterly period ended September 30, 2003 contains restated financial results for the three months and nine months ended September 30, 2003. The Company has taken steps to reassign and clarify financial reporting responsibility and has also implemented certain additional disclosure controls and internal controls and procedures for financial reporting and will continue to evaluate these controls to improve its financial reporting. While the Company’s Principal Executive Officer and Principal

Financial Officer have determined that modifications to its disclosure controls and procedures are appropriate, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the existing disclosure controls and procedures, when combined with further investigations which have been undertaken and the interim modifications discussed below are effective to provide reasonable assurances that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

While the Company is in the process of further evaluation of its disclosure controls and procedures and implementing modifications to such disclosure controls and procedures, the Company has, on an immediate basis, instituted certain additional interim controls and procedures to ensure that information required to be disclosed in this Amendment No. 3 to Quarterly Report on Form 10-QSB and subsequent reports filed or submitted by the Company has been recorded, processed, summarized and reported to the Company’s senior management. Steps that have been taken to ensure that such filings are subject to proper review and approval include:

  the appointment of the Company’s Chairman of the Board to the position of interim President;
  a requirement that the Company’s Chief Financial Officer shall perform a full credit check on all customer’s ability to pay prior to executing any contracts with such customer;
  a requirement that two signatures are required for any check in excess of $25,000;
  all contracts in excess of $25,000 require approval by the Board;
  all proposed merger and acquisition activity is to be approved and controlled by the Company’s Chairman of the Board;
  the Company’s website shall be under the control of the Company’s Chief Financial Officer;
  all press releases and other public statements relating to financial issues concerning the Company shall be approved by the Chief Executive Officer, the Chief Financial Officer and the Audit Committee;
  an evaluation of the personnel requirements at the financial reporting function of the Company’s management, including the Chief Financial Officer position, and the consideration of other changes or additional personnel as may be needed; and
  the engagement of outside professionals, including the Company’s outside legal counsel, to obtain advice and recommendations with respect to the foregoing and such other matters as may be necessary or appropriate.

     In connection with the evaluation described above, no changes in the Company’s internal control over financial reporting occurred during the Company’s third fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does intend to continue to evaluate its internal disclosure controls and procedures and implement improvements as required.

PART II

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

Verdisys, Inc. includes herewith the following exhibits:

3.1*	Restated Articles of Incorporation of Verdisys, Inc., dated July 15, 2003, filed July 17, 2003 with Secretary of State, State of California.
10.1*	Employment Agreement, by and between Verdisys, Inc. and Daniel Williams, President and Chief
Executive Officer, dated June 2003.
10.2*	Employment Agreement, by and between Verdisys, Inc. and Andrew Wilson, Chief Financial Officer,
dated June 2003.
10.3*	Employment Agreement, by and between Verdisys, Inc. and David Mauz, Chief Operating Officer, dated
June 2003.
10.4*	Advisor Agreement, by and between Verdisys, Inc. and Ron Robinson, Chairman of the Board of
Directors, dated July 2003.
10.5*	Advisor Agreement, by and between Verdisys, Inc. and Eric A. McAfee, Director, dated October 1, 2000.
10.6*	Contract by and between Verdisys, Inc. and Natural Gas Systems, re: lateral drilling services, “Delhi
Field”, dated September 22, 2003.
10.7*	Contract by and between Verdisys, Inc. and Edge Capital Group, re: lateral drilling services, “Franklin
Field”, dated September 27, 2003.
10.7.1*	Addendum to Contract by and between Verdisys, Inc. and Edge Capital Group, re: lateral drilling services,
“Franklin Field”, dated September 27, 2003.
10.8*	Contract by and between Verdisys, Inc. and Apache Corp, re: satellite services, dated September 11, 2002.
10.9*	Contract by and between Verdisys, Inc. and Noble Energy, re: satellite services, dated September 17, 2002.
10.10*	Technology Report “Landers Technology”, dated October 13, 2003.
10.11*	Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated August 26, 2003.
10.12*	Verdisys Inc. 2003 Stock Option Plan.
10.13*	Independent Contractor Agreement between the Company and TerrOnne Petroleum Corporation dated
August 1, 2003.
10.14*	Form of Registration Rights Agreement in connection with the Company’s private placements in July and
August 2003.
10.15*	Alternative Form of Registration Rights Agreement in connection with the Company’s private placements in July and August 2003.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

Verdisys, Inc.

Date: May 3, 2004

By:	/s/ Dr. Ron Robinson

Dr. Ron Robinson
Chief Executive Officer

Date: May 3, 2004

By:	/s/ John O’Keefe

John O’Keefe
Chief Financial Officer