Form 10QSB
period 2004-03-31
VERDISYS INC
filed 2004-05-25
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2004 - 30,792,036 shares of common stock

The common stock of Verdisys, Inc. is traded on the NASDAQ Bulletin Board under the symbol "VDYS".

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

Verdisys, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10

Item 3.	Controls and Procedures	12

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Change in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

VERDISYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Number

Balance Sheet as of March 31, 2004	4

Statements of Operations, for the three months
ended March 31, 2004 and 2003	5

Statements of Cash Flow, for the three months
ended March 31, 2004 and 2003	6

Notes to Financial Statements	7

     VERDISYS, INC. BALANCE SHEET

     (Unaudited) March 31, 2004

			Assets
Current Assets:
Cash				$333,161
Accounts receivable,
net of allowance for doubtful accounts of		$50,000		112,376
Accounts receivable from related parties				37,025

Total Current Assets				482,562
Property and equipment,
net of accumulated depreciation of	$107,198			737,883
License, net of accumulated amortization of $		284,150		4,740,850

Total Assets				$5,961,295

	Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable				$409,522
Accrued expenses				475,331
Deferred revenue				639,440
Guarantee of third party debt				300,000
Customer deposits				168,750
Note payable				50,000
Note payable on license to related party				400,000

Total Current Liabilities				2,442,043
Long term portion of deferred revenue				323,994

Total Liabilities				2,767,037

Commitments & Contingencies
Stockholders' Equity
Convertible preferred stock, no par value, 40,000,000 shares authorized;
Series A, none issued and outstanding				-
Series B, none issued and outstanding				-
Common Stock,			$.001 par value, 50,000,000 shares authorized;
30,792,036 shares issued and outstanding				30,792
Additional paid-in capital				23,783,248
Accumulated deficit				(20,619,782)

Total Stockholders' Equity				3,194,258

Total Liabilities and Stockholder’s Equity				$5,961,295

See accompanying notes to condensed financial statements.

     VERDISYS, INC. STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	March 31,
	2004	2003

Revenue
Satellite Services
Third parties	$91,750	$136,448
Drilling Services
Third parties	114,158	-

Total Revenue	205,908	136,448

Cost of Services Provided
Satellite Services
Third parties	164,078	108,564
Drilling Services
Third parties	255,262	-

Total Cost of Services Provided	419,340	108,564

Gross Margin (Loss)	(213,432)	27,884

Selling, general and administrative	1,781,079	230,098
Depreciation and amortization	129,823	440
Interest expense	283,569	36,641
Other income	(88,631)	-
Interest income	(9)	-

Total expenses	2,105,831	267,179

NET LOSS	$(2,319,263)	$(239,295)

Basic and diluted net loss per share	$(0.08)	$(0.02)
Weighted average outstanding	30,259,880	13,553,139

See accompanying notes to condensed financial statements.

     VERDISYS, INC. STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2004	March 31, 2003

Cash Flows From Operating Activities
Net loss	(2,319,263)	(239,295)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock issued for services	735,192	-
Option and warrant expense	80,099	200,167
Depreciation and amortization	129,823	440
Changes in:
Accounts receivable	27,769	(61,397)
Accounts receivable – related party	(13,066)	-
Other current assets	-	(13,550)
Accounts payable	88,836	63,188
Accrued expenses	36,444	(56,771)
Deferred revenue	170,989	108,341
Customer deposit	31,718	-
Net Cash Provided By (Used In) Operating Activities	(1,031,459)	1,123

Cash Flows from Financing Activities:
Proceeds from exercise of options and warrants	40,993	-
Proceeds from notes payable to stockholders	50,000	50,000
Payments on notes payable to stockholders	-	(35,494)
Payments on note payable related to license	(100,000)	-
Net Cash Provided By (Used In) Financing Activities	(9,007)	14,506

Net change in cash	(1,040,466)	15,629
Cash at beginning of period	1,373,627	135
Cash at end of period	333,161	15,764

Non-cash transactions:
Conversion of notes payable and accrued interest to common stock	$1,920,000	$-
Conversion of preferred stock to common stock	$-	$705,000

See accompanying notes to condensed financial statements.

VERDISYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Verdisys, Inc. (“Verdisys”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Verdisys’ Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

NOTE 2 – STOCK OPTIONS AND WARRANTS

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

In the first quarter of 2004, Verdisys granted 310,000 ten year options to officers and non-employee directors with exercise prices at the then market price of $4.28. The options to officers vest Quarterly over 12 months and the options to non-employee directors vest immediately. There was no intrinsic value associated with the grants, however, fair value totaled $1,200,623 with $532,535 vesting during the first quarter of 2004.

The following table illustrates the effect on net loss and net loss per share if Verdisys had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003

Net loss as reported	$(2,319,263)	$(239,295)
Less: stock based compensation
determined under fair value based method	(532,535)	-

Pro forma net loss	$(2,851,798)	$(239,295)

Basic and diluted net loss per common share:
As reported	$(.08)	$(.02)
Pro forma	$(.09)	$(.02)

The weighted average fair value of the stock options granted during 2004 and 2003 was $4.28 and N/A, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 102% and N/A, respectively, and (4) zero expected dividends.

VERDISYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LATERAL DRILLING LICENSE & NOTE PAYABLE ON LICENSE TO RELATED PARTY

Verdisys did not make the December 2003 or January 2004 payment on the note payable. In February 2004, Verdisys and the licensor agreed to restructure the note payments. Verdisys agreed to issue the licensor 300,000 shares of common stock, $100,000 cash and a note payable for $400,000 due on May 15, 2004 for the unpaid amounts due under the original note. The 300,000 shares had a value of $1,920,000 with $1,184,808 reducing the overall note balance and $735,192 recognized as compensation expense. On May 14, 2004 Verdisys paid the final installment on the Note.

NOTE 4 – CUSTOMER DEPOSITS

In March 2004, Verdisys agreed to drill laterals for Maxim Energy (“Maxim”), a company run by Verdisys former CEO, Dan Williams. Maxim paid Verdisys $100,000 as an advance on the mobilization and drilling of the first two wells. Verdisys has stipulated that all services to Maxim will be paid for in advance.

NOTE 5 – DEFERRED REVENUE

Typical satellite bandwidth contracts cover 36 months. Verdisys receives the cash in advance and recognizes revenue evenly over the contract. Deferred revenue related to satellite services totaled $466,434. $142,440 will be recognized in 2004 and $323,994 will be recognized during 2005 and 2006.

Verdisys also deferred revenue collected for lateral drilling service contracts. In June 2003, Verdisys signed an agreement to drill wells for Edge Capital (“Edge”). Edge, through a third party financing source, paid Verdisys $497,000 in 2003. Verdisys has inadequate documentation to substantiate what services were actually performed, and Edge is disputing whether the services were performed at all. Management is attempting to substantiate what services were actually performed and continues to gather evidence to substantiate the services. As of March 31, 2004, the $497,000 is included in deferred revenue.

NOTE 6 – STOCKHOLDERS EQUITY

During the first quarter of 2004, Verdisys issued 409,935 shares of common stock pursuant to stock option exercises for a total consideration of $40,993.

In February 2004, Verdisys issued 395,022 shares of common stock pursuant to the cashless exercise of a warrant for 400,000 shares of common stock at a price of $0.10 per share.

In March 2004, Verdisys issued 300,000 shares of common stock to Carl Landers in connection with the renegotiation of the note payable to Mr. Landers for the licensing of his lateral drilling technology. See note 3 for details.

VERDISYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Verdisys has learned that it is a defendant in a lawsuit brought by Scooters Convenience, Inc., dba LSS Satellites. The complaint alleges that Verdisys breached a contract for services. Verdisys believes this allegation to be baseless.

In January 2004, Verdisys initiated a lawsuit in Montgomery County, Texas against Edge Capital that requests a declaratory judgment that a purported agreement between Verdisys and Edge is not enforceable. Verdisys has since received a counterclaim from Edge asserting various causes of action, including statutory fraud, fraud, and breach of contract. Edge also named Verdisys as a defendant along with other parties in an action in Summit County, Ohio.

Verdisys has also learned that it is a defendant in additional purported class action lawsuits brought by former shareholders. The lawsuits, which according to press releases about the lawsuits issued by the plaintiffs’ lawyers appear in substance to be practically identical to those previously announced. Verdisys continues to evaluate its defense to these allegations, as well as the potential impact that an adverse judgment would have on it.

In May 2004, Verdisys issued 139,500 shares of common stock for $279,000 in a private placement for $2 per share. Two year warrants to purchase 55,800 common shares at $2 per share were attached to the common stock. The proceeds will be allocated between the common stock and the warrants based on their respective relative fair values.

In May 2004, Verdisys borrowed $185,000 under one year promissory notes with interest of 8%. 37,000 warrants to purchase common shares at $2 per share were attached to the notes. The notes will be discounted for the relative fair value of the warrants.

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

Financial Summary

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Verdisys incurred $205,908 in revenues and a net loss of $2,319,263 for the quarter ended March 31, 2004 as compared to revenues of $136,448 and net loss of $239,295 for the quarter ended March 31, 2003. Revenues increased as a result of an increase in lateral drilling service revenues for the quarter, which offset a decline in satellite service revenues. There were no comparable lateral drilling revenues in 2003 as the license to the Landers lateral drilling technology was acquired in April 2003. The Net Loss increased as a result of higher selling, general and administration expenses associated with the start up of the lateral drilling services business, an increase in management personnel, liquidated damages resulting from the failure to file a timely registration statement and non cash compensation expense associated with the renegotiation of the Landers note payable.

In January, 2004 the Company focused on small- to medium-sized independent oil and gas production companies seeking to enhance production from their existing fields in the U.S. and Canada. It also adopted a new business model that emphasizes a payment for services rather than production participation rights. To date, the Company has signed contracts with the following independent oil and gas companies; Amvest Osage, Esperada Energy Partners, and Maxim Energy. The Company expects to continue such focus for the balance of fiscal year 2004.

Revenues

Lateral Drilling Services

Lateral Drilling Services’ revenues were $114,158 and $0 for the three months ended March 31, 2004 and three months ended March 31, 2003, respectively. The increase in revenues for the quarter was primarily associated with revenues from the commencement of the Amvest Osage contract and recovery of certain third party expenses from related parties.

During the quarter ended March 31, 2004, the Company modified its agreement with Natural Gas Systems, Inc. (“NGS”) to provide drilling services for four (4) wells in the Delhi field in Louisiana and eliminate any economic interest in future production of NGS’s wells. The Company did not perform any drilling under the contract for the quarter ended March 31, 2004. Mr. McAfee, a director until February 9, 2004, and other affiliates have a 23.0% beneficial ownership in Natural Gas Systems, Inc. and as such any revenue associated with the contract will be disclosed as a related party transaction.

During the quarter ended March 31, 2004, the Company amended its note payable under the lateral drilling license agreement with Carl Landers. The license with Mr. Landers was amended to require the balance of any sums outstanding relating to the note be paid in the form of 300,000 shares of common stock, immediate payment of $100,000 and a final payment of $400,000 on or before May 15, 2004. In addition the Company agreed to register the 500,000 common shares previously granted in its next Registration Statement. The Company made the final payment on the license on May 14, 2004.

Satellite Communications Services

Satellite Communication Services’ revenues for the quarter ended March 31, 2004 were $91,750 compared to the quarter ended March 31, 2003 of $136,448. Revenue decreased in the quarter due to lower hardware sales of satellite equipment. As hardware is sold, Verdisys recognizes the revenue in the period it is delivered to the customer. The bandwidth revenue is amortized over the period benefited. Cash collected for bandwidth is recorded as deferred revenue. At March 31, 2004 there was $466,434 reflected in balance sheet as deferred revenue relating to Satellite Communications.

Net Loss

The Net Loss increased as a result of higher selling, general and administration expenses associated with the start up of the lateral drilling services business, an increase in management personnel, liquidated damages resulting from the failure to file a timely registration statement and non-cash compensation expense associated with the renegotiation of the Landers note payable.

Liquidity and Capital Resources

Capital Expenditures

The Company took delivery of two additional lateral drilling rigs in the quarter bringing its total fleet to 4 rigs.

Liquidity

As of March 31, 2004 the Company’s cash balance was $333,161. As noted in the Independent Auditors Report (See Financial Note 2 to the December 31, 2003 Financial Statements) due to the continued substantial operating losses that the Company has incurred raises substantial doubt as to the Company’s ability to continue as a going concern. The Company is in an early stage of development and is rapidly depleting its cash resources, therefore it has determined that it will need to raise additional financing in the short term to continue in operation and fund future growth. The Company is also incurring liquidated damages up to a cap of $400,000 related to the timing of providing registration rights for the private financing that it arranged in November 2003. If we are unable finance the liquidated damages, this would have a material adverse effect on the Company.

The Company currently plans to raise additional financing in the quarter ending June 30, 2004. The use of stock for currency in financing or making acquisitions may be heavily curtailed while the Company is under SEC investigation. (See Financial Note 16 to the December 31, 2003 Financial Statements) If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, the Company will be unable to continue in its current form and will be forced to restructure or seek creditor protection.

Subsequent events

In May 2004, Verdisys issued 139,500 shares of common stock for $279,000 in a private placement for $2 per share. Two year warrants to purchase 55,800 common shares at $2 per share were attached to the common stock. The proceeds will be allocated between the common stock and the warrants based on their respective relative fair values.

In May 2004, Verdisys borrowed $185,000 under one year promissory notes with interest of 8%. 37,000 warrants to purchase common shares at $2 per share were attached to the notes. The notes will be discounted for the relative fair value of the warrants. The majority of these funds were received from officers and directors of Verdisys.

The funds raised during the quarter were primarily utilized in paying the final installment on the note associated with the lateral drilling license.

Item 3. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have undertaken an evaluation of the Company’s disclosure controls and procedures as of March 31, 2004. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the existing disclosure controls and procedures, when combined with further investigations which have been undertaken and the interim modifications discussed below are effective to provide reasonable assurances that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Verdisys has learned that it is a defendant in a lawsuit brought by Scooters Convenience, Inc., dba LSS Satellites. The complaint alleges that Verdisys breached a contract allegedly entered into in 2002 for services related to its Satellite services segment. Verdisys believes this allegation to be baseless.

Verdisys has also learned that it is a defendant in additional purported class action lawsuits brought by former shareholders. The lawsuits, which according to press releases about the lawsuits issued by the plaintiffs’ lawyers appear in substance to be practically identical to those previously announced. Verdisys continues to evaluate its defense to these allegations, as well as the potential impact that an adverse judgment would have on it. Verdisys has not received service of process on any of these Proceedings and based on those press releases six class action lawsuits have been initiated.

No additional proceedings or material changes to prior reported proceedings, for the period ending March 31, 2004.

Full disclosure of prior or other legal activities may be found in the audited financial statements and notes thereto contained in Verdisys’ Annual Report filed with the SEC on Form 10-KSB.

Item 2. Change in Securities and Use of Proceeds

In May 2004, Verdisys issued 139,500 shares of common stock for $279,000 in a private placement for $2 per share. Two year warrants to purchase 55,800 common shares at $2 per share were attached to the common stock. The proceeds will be allocated between the common stock and the warrants based on their respective relative fair values. The transactions were a private offering we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. The sales of stock were to individuals or entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, there were nine sales, no advertisements were made and the securities are restricted pursuant to Rule 144.

In May 2004, Verdisys borrowed $185,000 under one year promissory notes with interest of 8%. 37,000 warrants to purchase common shares at $2 per share were attached to the notes. The notes will be discounted for the relative fair value of the warrants. The investors were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act. Furthermore, the majority of the investors were officers and directors of Verdisys, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising made, there were no commissions paid.

The funds raised during the quarter were primarily utilized in paying the final installment on the note associated with the lateral drilling license.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the period ending March 31, 2004 and through the date of the filing of this Quarterly Report on Form 10-QSB; Verdisys, Inc. had filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

May 17, 2004	re: Press Release – Drilling License Final Payment
May 7, 2004	re: Financial Statements – Amendment #2 to the Report on Form 8-K
filed with SEC on July 18, 2003, as amended September 29, 2003;
re: revision of certain financial statements.
March 26, 2004	re: Press Release - New Agreements for Lateral Drilling
March 16, 2004	re: Financial Statements – Expectation for the restatement of Second Quarter and Third Quarter 2003 Financial Statements of Verdisys, Inc.
March 15, 2004	re: Resignation of Registrant’s Directors – Carl Landers
March 10, 2004	re: Resignation of Registrant’s Directors – Eric A. McAfee
March 2, 2004	re: Licensing Agreement, Second Amendment – Carl Landers
January 6, 2004	re: Press Release - Revised revenue projections

Exhibits

Verdisys, Inc. includes herewith the following exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verdisys, Inc.

By:	/s/ David M. Adams, COO

David M. Adams
Chief Operating Officer
Principal Executive Officer

Date: May 24, 2004

By:	/s/ John O’Keefe, CFO

John O’Keefe
Chief Financial Officer
Principal Accounting Officer

Date: May 24, 2004