Form 10QSB
period 2004-06-30
VERDISYS INC
filed 2004-08-11
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

333-64122

(Commission file number)

VERDISYS, INC.

(Exact name of small business issuer as specified in its charter)

California 22-3755993

     (State or other jurisdiction (IRS Employer of incorporation or organization) Identification No.)

14550 Torrey Chase, Blvd., Suite 330

Houston, Texas 77014

(Address of principal executive offices)

(281) 453-2888

(Issuer's telephone number)

25025 I-45 North, Suite 525

The Woodlands, Texas 77380

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2004 - 31,373,777 shares of common stock

The common stock of Verdisys, Inc. is traded over-the-counter on the Pink Sheets under the symbol "VDYS.PK".

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Verdisys, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	11

Item 3.	Controls and Procedures	12

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Change in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

VERDISYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Page
Number

Balance Sheet as of June 30, 2004	4

Statements of Operations, for the three and six months
ended June 30, 2004 and 2003	5

Statements of Cash Flow, for the six months
ended June 30, 2004 and 2003	6

Notes to Financial Statements	7

VERDISYS, INC. BALANCE SHEET

June 30, 2004

			Assets
Current Assets:
Cash				$166,948
Accounts receivable,
net of allowance for doubtful accounts of		$50,000		158,549
Accounts receivable from related parties				20,547

Total Current Assets				346,044
Property and equipment,
net of accumulated depreciation of	$118,370			690,114
License, net of accumulated amortization of $		382,642		4,652,511

Total Assets				$5,688,669

	Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable				$423,360
Accrued expenses				765,838
Deferred revenue				783,948
Guarantee of third party debt				300,000
Customer deposit				428,250
Notes payable to related parties,
net of unamortized discount of $	30,761			204,238

Total Current Liabilities				2,905,634
Long Term Liabilities
Deferred revenue, less current portion				120,859

Total Liabilities				3,026,493

Commitments & Contingencies
Stockholders' Equity

Common Stock, $			.001 par value, 50,000,000 shares authorized;
31,373,777 shares issued and outstanding				31,374
Additional paid-in capital				24,297,146
Accumulated deficit				(21,666,344)

Total Stockholders' Equity				2,662,176

Total Liabilities and Stockholder’s Equity				$5,688,669

     VERDISYS, INC. STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenue
Satellite Services
Third parties	$155,049	$197,843	$246,799	$334,291
Drilling Services
Third parties	152,504	-	266,661	-

Total Revenue	307,553	197,843	513,460	334,291

Cost of Services Provided
Satellite Services
Third parties	147,128	281,500	311,206	390,064
Drilling Services
Third parties	161,564	-	416,826	-

Total Cost of Services Provided	308,692	281,500	728,032	390,064

Gross Margin (Loss)	(1,139)	(83,657)	(214,572)	(55,773)

Selling, general and administrative	753,014	2,948,282	2,445,463	3,178,380
Depreciation and amortization	136,108	46,274	265,931	46,714
Debt forgiveness income	-	(460,235)	-	(460,235)

Total Operating Expenses	889,122	2,534,321	2,711,394	2,764,859

Operating Loss	(890,261)	(2,617,978)	(2,925,966)	(2,820,632)
Other expense
Interest expense	(156,301)	(60,197)	(439,860)	(96,838)

NET LOSS	$(1,046,562)	$(2,678,175)	$(3,365,826)	$(2,917,470)

Basic and diluted net loss per share	$(0.04)	$(0.15)	$(0.11)	$(0.18)
Weighted average outstanding	31,313,963	18,376,272	30,716,019	16,199,706

VERDISYS, INC.

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2004	June 30, 2003

Cash Flows From Operating Activities
Net loss	$(3,365,826)	$(2,917,470)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	735,192	1,315,929
Issuance of options and warrants for services	160,198	1,596,238
Depreciation and amortization	265,931	46,714
Amortization of discount on notes payable	4,397	-
Debt forgiveness income	-	(460,235)
Changes in:
Accounts receivable	(14,991)	(69,105)
Other current assets	-	8,070
Accounts payable	102,673	(157,323)
Accrued expenses	326,950	(162,595)
Customer deposit	291,218	60,000
Deferred revenue	112,362	104,224

Net Cash Used In Operating Activities	(1,381,896)	(635,463)

Cash Flows from Investing Activities:
Purchase of property and equipment
Cash payments for license	-	(100,000)

Net Cash Used In Investing Activities	-	(100,000)

Cash Flows from Financing Activities:
Proceeds from sales of common stock	359,000	764,150
Proceeds from exercise of warrants	81,217	151,500
Proceeds from notes payable to stockholders	235,000	50,000
Payments on notes payable to stockholders	-	(35,894)
Payments on note payable on license	(500,000)	(96,886)

Net Cash Provided By Financing Activities	175,217	832,870

Net change in cash	(1,206,679)	97,407
Cash at beginning of period	1,373,627	135

Cash at end of period	$166,948	$97,542

Non-cash transactions:
Stock issued for notes payable license	$1,184,808	$-
Discount on notes payable	$35,157	$-

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Verdisys, Inc. (“Verdisys”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Verdisys’ Annual Report filed with the SEC on Form 10-KSB and the unaudited financial statement and notes thereto in the Verdisys Annual Report filed with the SEC on Form 10-QSB for the quarter ended March 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB and in the Form 10-QSB have been omitted.

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

In the first quarter of 2004, Verdisys granted 310,000 ten year options to officers and non-employee directors with exercise prices at the then market price of $4.28. The options to officers vest monthly over 12 months and the options to non-employee directors vest immediately. There was no intrinsic value associated with the grants; however, fair value totaled $1,200,623 with $755,232 vesting during the first six months of 2004.

In the second quarter of 2004, Verdisys granted 72,000 options to non-employee directors with an exercise price of $2.20. The options vest immediately. There was no intrinsic value associated with the grants, however, fair valued totaled $156,913.

The following table illustrates the effect on net loss and net loss per share if Verdisys had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss as reported	$(1,046,562)	$(2,678,175)	$(3,365,826)	$(2,917,470)
Less: stock based compensation
determined under fair value based method	(379,610)	-	(912,145)	-

Pro forma net loss	$(1,426,172)	$(2,678,175)	$(4,277,971)	$(2,917,470)

Basic and diluted net loss per common share:
As reported	$(.04)	$(.15)	$(.11)	$(.18)
Pro forma	$(.05)	$(.15)	$(.13)	$(.18)

The weighted average fair value of the stock options granted during 2004 and 2003 was $3.55 and $.50, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 4 – CUSTOMER DEPOSITS

In May 2004, Verdisys agreed to a second contract to drill laterals for Maxim Energy (“Maxim”), a company controlled by Verdisys’ former CEO, Dan Williams. Verdisys has stipulated that all services to Maxim will be paid for in advance. As of June 30, 2004, Maxim had paid Verdisys a total of $359,500 for services to be rendered.

NOTE 5 – DEFERRED REVENUE

Satellite bandwidth contracts cover a period between 12 and 36 months. In select engagements, Verdisys receives cash in advance and recognizes revenue evenly over the contract. Deferred revenue related to satellite services totaled $407,807. $286,948 will be recognized in the year ended June 30, 2005 and $120,859 will be recognized during the years ended June 30, 2005 and 2006.

Verdisys also deferred revenue collected for lateral drilling service contracts. In June 2003, Verdisys signed an agreement to drill wells for Edge Capital (“Edge”). Edge, through a third party financing source, paid Verdisys $497,000 in 2003. Verdisys has inadequate documentation to substantiate what services were actually performed, and Edge is disputing whether the services were performed at all. Management is attempting to substantiate what services were actually performed and continues to gather evidence to substantiate the services. As of June 30, 2004, the $497,000 is included in deferred revenue.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

During the second quarter of 2004, a group comprised of Verdisys officers, directors and others loaned Verdisys $185,000. The notes mature in 12 months, carry interest of 8% and have 37,000 one year warrants attached with an exercise price of $2.00. The notes were discounted by the relative fair value of the warrants which totaled $35,154.

The discount will be expensed over the term of the note. $4,396 of the discount was expensed through June 30, 2004.

NOTE 7 – STOCKHOLDERS EQUITY

During the first quarter of 2004, Verdisys issued 409,935 shares of common stock pursuant to stock option exercises for total consideration of $40,993.

In February 2004, Verdisys issued 395,022 shares of common stock pursuant to the cashless exercise of a warrant for 400,000 shares of common stock at a price of $0.10 per share.

In March 2004, Verdisys issued 300,000 shares of common stock to Carl Landers in connection with the renegotiation of the note payable to Mr. Landers for the licensing of his lateral drilling technology. See note 3 for additional information.

During the second quarter of 2004, Verdisys issued 402,241 shares of common stock pursuant to stock option exercises for total consideration of $40,224.

During the second quarter of 2004, Verdisys sold 179,500 shares of common with 71,800 warrants attached for total consideration of $359,000. The two year warrants were valued at $86,207 and the stock was valued at $272,793.

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – LITIGATION

As previously disclosed, Verdisys initiated a lawsuit against Edge Capital that requests a declaratory judgment that a purported agreement between Verdisys and Edge is not enforceable. It was filed in Montgomery County, Texas in February 2004. The lawsuit arises from Edge’s contention that one of Verdisys’ ex-officers committed Verdisys to purchase certain alleged oil and gas properties from Edge. Edge filed a counterclaim against Verdisys and asserts claims against Dan Williams (Verdisys’ former President and CEO), Eric McAfee (Verdisys’ former Vice Chairman), Ron Robinson, Frederick Ruiz, Jospeh Penbera, James Woodward, John Block, and Andrew Wilson. Edge has also made claims against Solarcom, L.L.C., DeLage Landen Financial Services, Inc., and Allen Voight. Edge seeks to enforce the agreement Verdisys challenges, and alleges several causes of action including claims for fraud, breach of contract, negligence, and conspiracy. Verdisys believes it has meritorious and complete defenses to the claims asserted in the lawsuit and intends to vigorously defend itself. If Edge prevails, it may obtain significant damages that may have a material adverse effect on Verdisys’ financial condition.

Edge and one of its apparent owners, Frazier Ltd., initiated a lawsuit in Summit County, Ohio against Solarcom, L.L.C., DeLage Landen Financial Services, Inc., Verdisys, Inc., and Firstmerit Bank, N.A. that sought an injunction against the draw against a letter of credit pledged as collateral for a credit advanced to Edge. Edge asserted that its transaction with Verdisys was the product of fraud and that its creditor, DeLage Landen as assignee from Solarcom, should not be allowed to draw against Edge’s letter of credit from Firstmerit. The Ohio state court denied Edge’s request for a temporary injunction. Verdisys is uncertain whether Edge will prosecute its claims against Verdisys in the Montgomery County, Texas action, which was filed first, or the Ohio action. The pleadings in the Ohio action do not include any claim for damages from Verdisys and Verdisys is unable to determine whether an adverse judgment would have a material adverse effect on Verdisys’ financial condition.

Verdisys was informed that a default judgment was entered against us in a lawsuit brought by Scooter’s Convenience, Inc. dba LSS Satellite in Hockley County, Texas. Verdisys filed a motion for new trial which was granted by the trial court, which also vacated the default judgment. In the underlying lawsuit, LSS Satellite has alleged breach of contract, violations of the Texas Deceptive Trade Practices Act, and other claims against Verdisys. Verdisys believes it has meritorious and complete defenses to the claims asserted in the lawsuit and intends to vigorously defend itself. If LSS Satellite prevails, it may obtain significant damages that may have a material adverse effect on Verdisys’ financial condition.

In connection with its financing in October 2003 with Gryphon Master Fund, L.P, Verdisys agreed to register the shares issued to Gryphon on or before March 2004 or be subject to certain liquidated damages. Gryphon has made a claim against Verdisys for the maximum liquidated damages in an amount of $400,000. It has also claimed it has sustained actual damages in excess of $6.2 million. In July 2004, Gryphon filed a lawsuit in the state district court in Dallas County, Texas against Verdisys, alleging, among other things, breach of contract and securities fraud by Verdisys. In connection with the lawsuit, Gryphon has requested liquidated damages, actual damages, punitive damages, interest, costs and attorneys fees., among other claims. Verdisys has filed an answer to the lawsuit and intends to vigorously defend itself. If Gryphon prevails, it may obtain significant damages that may have a material adverse effect on Verdisys’ financial condition.

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Verdisys is a defendant in a consolidated class action lawsuit brought by former shareholders. The lawsuit, which according to press releases about the lawsuits issued by the plaintiffs’ lawyers allege that Verdisys and its former CEO, Dan Williams, and Verdisys' former CFO, Andrew Wilson, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The lawsuit alleges that defendants made materially misstatements about Verdisys’ financial results. More specifically, the Complaint alleges that defendants failed to disclose and indicate: (1) that Verdisys had materially overstated its net income and earnings per share; (2) that defendants prematurely recognized revenue from contracts between Verdisys, Edge Capital and Energy 2000 in violation of GAAP and its own revenue recognition policy; (3) that Verdisys lacked adequate internal controls and was therefore unable to ascertain the true financial condition of the company; and (4) that as a result of recognizing revenue prematurely, Verdisys’ financial results were inflated at all relevant times. Verdisys continues to evaluate its defenses to these allegations, as well as the potential impact that an adverse judgment would have on it.

In July, 2004 Verdisys was informed that a former Chief Executive Officer of Verdisys filed a lawsuit against Verdisys for breach of contract and wrongful discharge. These claims seek relief in excess of $500,000 related to an alleged employment agreement and also seeks damages related to an excess of 4,000,000 stock options claimed due pursuant to the alleged agreement. The company has only recently received notice of these claims. The lawsuit was filed in state court in San Diego, California. Verdisys intends to vigorously defend itself.

NOTE 9 – FINANCINGS

In May 2004, Verdisys issued 179,500 shares of common stock for $359,000 in a private placement for $2 per share. Two year warrants to purchase 71,800 common shares at $2 per share were attached to the common stock. The proceeds were allocated between the common stock and the warrants based on their respective relative fair values.

NOTE 10 – SUBSEQUENT EVENTS

Verdisys was notified that legal action has been filed against Verdisys by Gryphon Master Fund, L.P. for the liquidated damages described in Note 8.

Verdisys was informed that a former Chief Executive Officer of Verdisys filed a lawsuit against Verdisys seeking damages described in Note 8 Verdisys filed a motion for new trial in the Scooter’s Convenience, Inc. dba LSS Satellite lawsuit. The trial court granted the motion and vacated the default judgment.

Verdisys has brought $100,000 of new financing into the treasury in the form of a Convertible Note from third parties with an interest rate of 8% and a term ending December 31, 2005. The notes are convertible at Verdisys’ discretion when the underlying shares have been registered and the average price exceeds $2 per share for more than 20 trading days. 50,000 seventeen month warrants to purchase common shares at $0.001 per share were attached to the notes.

In July 2004, Verdisys received a loan of $35,000 from a director. The loan is on a short term unsecured basis and bears no interest or other benefits. Funds from this loan are being used for operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

Forward-Looking Statements

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any statements made in this filing other than those of historical fact, about an action, event or development, are forward looking statements under the Private Securities Litigation Act of 1995. The forward looking statements in this filing involve known and unknown risks and uncertainties, which may cause Verdisys’ actual results in future periods to be materially different from any future performance that may be suggested in this release. Such factors may include risk factors including but not limited to: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of Verdisys’ customers to pay for our services, together with such other risk factors as may be included in the Company's periodic filings on Form 10-KSB, 10-QSB, and other current reports.

Financial Summary

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Verdisys incurred $307,533 in revenues and a net loss of $1,046,562 for the quarter ended June 30, 2004 as compared to revenues of $197,843 and net loss of $2,678,175 for the quarter ended June 30, 2003. Revenues increased as a result of an increase in lateral drilling activity for the quarter, which offset a decline in satellite service revenues. There were no comparable lateral drilling revenues in 2003 as the license to the Landers lateral drilling technology was acquired in April 2003. The Net Loss decreased as a result of lower selling, general and administration expenses (“SG&A”) associated with a decrease in non-cash stock, stock option and warrant expense in the prior year quarter.

In January, 2004 the focused on small- to medium-sized independent oil and gas production companies seeking to enhance production from their existing fields in the U.S. and Canada. It also adopted a new business model that emphasizes a payment for services rather than production participation rights. To date, the Company has signed contracts with the following independent oil and gas companies; Amvest Osage, Blue Ridge Natural Gas Partners, U.S.Department of Energy, Enervest Operating, Maxim Energy and VJI Resources. Also as previously disclosed, Verdisys has redesigned its down-hole drilling equipment and is in the process of deploying the modified equipment into the field in order to improve the reliability of its drilling operations. The Company expects to continue such focus for the balance of fiscal year 2004.

Revenues

Lateral Drilling Services

Lateral Drilling Services’ revenues were $152,504 and $0 for the three months ended June 30, 2004 and three months ended June 30, 2003, respectively. The increase in revenues for the quarter was primarily associated with revenues from the commencement of the Amvest Osage and Maxim Energy contracts and recovery of certain third party expenses from related parties.

Satellite Communications Services

Satellite Communication Services’ revenues for the quarter ended June 30, 2004 were $155,049 compared to the quarter ended June 30, 2003 of $197,843. Revenue decreased in the quarter due to lower hardware sales of satellite equipment. As hardware is sold, Verdisys recognizes the revenue in the period it is delivered to the customer. The associated bandwidth revenue is amortized over the period benefited. Cash collected for bandwidth is recorded as deferred revenue. At June 30, 2004 there was $407,807 reflected in balance sheet as deferred revenue relating to Satellite Communications.

Net Loss

The Net Loss for the quarter ended June 30, 2004 decreased over the prior quarter primarily as a result of lower SG&A expenses associated with a decrease in non-cash stock, stock option and warrant expense in comparison to the prior year quarter.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Loss

The Net Loss for the six months ended June 30, 2004 increased primarily as a result of higher SG&A expenses associated with the start up of the lateral drilling services business, an increase in management personnel, liquidated damages resulting from the failure to file a timely registration statement and non-cash compensation expense associated with the renegotiation of the Landers note payable, partly offset by debt forgiveness income.

Liquidity and Capital Resources

Capital Expenditures

There were no significant capital expenditures in the quarter.

Liquidity

As of June 30, 2004 the Company’s cash balance was $166,948. As noted in the Independent Auditors Report (See Financial Note 2 to the December 31, 2003 Financial Statements) due to the continued substantial operating losses that the Company has incurred raises substantial doubt as to the Company’s ability to continue as a going concern. The Company is in an early stage of development and is rapidly depleting its cash resources, therefore it has determined that it will need to raise additional financing in the short term to continue in operation and fund future growth. The Company has also incurred liquidated damages up to a cap of $400,000 related to the timing of providing registration rights for the private financing that it arranged in November 2003. If we are unable to finance the liquidated damages, this would have a material adverse effect on the Company. The Company is also subject to significant contingent liabilities as more fully described in the Notes to the Financial Statements. See Note 8, Litigation.

The Company currently plans to raise additional financing in the quarter ending September 30, 2004. The use of stock for currency in financing or making acquisitions may be heavily curtailed while the Company is under SEC investigation. (See Financial Note 16 to the December 31, 2003 Financial Statements) If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, the Company will be unable to continue in its current form and will be forced to restructure or seek creditor protection.

Item 3. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have undertaken an evaluation of the Company’s disclosure controls and procedures as of June 30, 2004. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the existing disclosure controls and procedures, when combined with further investigations which have been undertaken are effective to provide reasonable assurances that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Full disclosure of prior or other legal activities may be found in the audited financial statements and notes thereto contained in Verdisys’ Annual Report filed with the SEC on Form 10-KSB., and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and in the notes to the financial statements in this report. See Note 8 of the financial statements included in this report.

Item 2. Change in Securities and Use of Proceeds

During the second quarter of 2004, Verdisys sold 179,500 shares of common stock with 71,800 two year warrants attached for a total consideration of $359,000. The proceeds will be allocated between the common stock and the warrants based on their respective relative fair values. The transactions were a private offering exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. The sales of stock were to individuals or entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act. The Company granted to the holders certain registration rights covering the shares.

In May 2004, Verdisys borrowed $185,000 under one year promissory notes with interest of 8%. 37,000 warrants to purchase common shares at $2 per share were attached to the notes. The notes will be discounted for the relative fair value of the warrants. The investors were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act. Furthermore, the majority of the investors were officers and directors of Verdisys.

The funds raised during the quarter were primarily utilized in paying the final installment on the note associated with the lateral drilling license.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Verdisys, Inc. conducted an Annual Meeting of Shareholders on May 27, 2004; and discloses herein final voting results as pertaining to the matters voted upon at the annual meeting.

58.284% (18,147,643 of 31,136,619) of the shares outstanding as of the record date were voted.

Proposal One – Elections of Directors:

	YES	NO	ABSTAIN

Ronald J. Robinson, Ph.D.	91.346%	8.392%	0.262%
	16,577,185	1,522,990	47,468
John R. Block	99.259%	0.382%	0.359%
	18,013,243	69,332	65,068
Joseph J. Penbera, Ph.D.	93.880%	5.808%	0.312%
	17,036,999	1,053,958	56,686
Frederick R. Ruiz	99.520%	0.154%	0.325%
	18,060,575	28,000	59,068
O. James Woodward III	99.523%	0.008%	0.469%
	18,061,075	1,500	85,068

Proposal Two – Approval of Independent Public Accountant:

	YES	NO	ABSTAIN

Malone and Bailey, PLLC	92.639%	6.572%	0.789%
	16,811,735	1,192,640	143,268

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the period ending June 30, 2004 and through the date of the filing of this Quarterly Report on Form 10-QSB; Verdisys, Inc. had filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

May 17, 2004	re: Press Release – Drilling License Final Payment
May 7, 2004	re: Financial Statements – Amendment #2 to the Report on Form 8-K
filed with SEC on July 18, 2003, as amended September 29, 2003;
re: revision of certain financial statements.
July 27, 2004	re: Press Release – Verdisys Provides Operational Update

Exhibits

Verdisys, Inc. includes herewith the following exhibits.

Exhibits 4.1 thru 4.5 are form agreements used in financing activities.

4.1	Form of Subscription Agreement
4.2	Form of Warrant Agreement
4.3	Form of Promissory Note
4.4	Form of Convertible Promissory Note
4.5	Form of Registration Rights Agreement

Exhibits 10.1 thru 10.3 are disclosure of recent material contracts.

10.1	Master Service Contract – BlueRidge Gas Partners, LLC – June 23, 2004
10.2	Master Service Contract – VJI Natural Resources, LLC – July 20, 2004
10.3	Contract/Order – U. S. Department of Energy – June 4, 2004 and
Letter of Intent, Radial Drilling Optimization Services – April 14, 2004

Exhibits 31.1, 31.2, 32.1 and 32.2 are officer certifications.

31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verdisys, Inc.

By:	/s/ David M. Adams, COO

David M. Adams
Co- Chief Executive Officer
Chief Operating Officer
Principal Executive Officer

Date: August 10, 2004

By:	/s/ John O’Keefe, CFO

John O’Keefe
Co-Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

Date: August 10, 2004