Form 10QSB
period 2004-09-30
VERDISYS INC
filed 2004-11-15
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

333-64122

(Commission file number)

VERDISYS, INC.

(Exact name of small business issuer as specified in its charter)

California	22-3755993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14550 Torrey Chase Blvd.,

Houston, Texas 77014

(Address of principal executive offices)

(281) 453-2888

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

☒	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer’s classes of common equity as of November 8, 2004: 32,999,505 shares of common stock.

The common stock of Verdisys, Inc. is traded over-the-counter on the OTC Bulletin Board under the symbol “VDYS.OB”.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Verdisys, Inc.

VERDISYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VERDISYS, INC.

BALANCE SHEET

September 30, 2004

ASSETS

Current Assets
Cash	$122,764
Accounts receivable, net of allowance for doubtful accounts of $100,000	65,198
Accounts receivable from related parties	20,547
Prepaid expenses	56,965

Total Current Assets	265,474

Property and equipment, net of accumulated depreciation of $146,883	643,601
License, net of accumulated amortization of $460,828	4,564,172

Total Assets	$5,473,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$581,782
Accrued expenses	777,391
Deferred revenue	881,127
Guarantee of third party debt	300,000
Customer deposit	275,000
Convertible notes payable, net of unamortized discount of $86,290	313,710
Notes payable to related parties, net of unamortized discount of $21,770	163,229

Total Current Liabilities	3,292,239

Long Term Liabilities Deferred revenue, less current portion	52,975

Total Liabilities	3,345,214

Commitments & Contingencies
Stockholders’ Equity
Convertible preferred stock, no par value, 40,000,000 shares authorized
Series A, none issued and outstanding	—
Series B, none issued and outstanding	—
Common stock, $.001 par value, 50,000,000 shares authorized, 31,721,727 shares issued and outstanding	31,722
Additional paid in capital	24,739,033
Accumulated deficit	(22,642,722)

Total Stockholders’ Equity	2,128,033

Total Liabilities and Stockholders’ Equity	$5,473,247

VERDISYS, INC.

STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

	Three Months		Nine Months
	2004	2003	2004	2003
Revenue
Satellite Services Third parties	$154,906	$27,824	$401,705	$362,115
Drilling Services Third parties	427,519	—	694,180	—

Total revenue	582,425	27,824	1,095,885	362,115

Cost of services Provided
Satellite Services Third parties	153,668	786,021	464,874	1,176,085
Drilling Services Third parties	272,080	—	688,906	—

Total Cost of Services Provided	425,748	786,021	1,153,780	1,176,085

Gross Margin (loss)	156,677	(758,197)	(57,895)	(813,970)

Selling, general & administrative	936,591	770,119	3,382,053	3,948,498
Depreciation & amortization	130,051	62,078	395,982	108,792
Bad debts	50,000	19,999	50,000	19,999
Debt forgiveness Income	—	—	—	(460,235)

Total operating expenses	1,116,642	852,196	3,828,035	3,617,054

Operating loss	(959,965)	(1,610,393)	(3,885,930)	(4,431,024)

Other expense
Interest income	31		48
Interest expense	(14,544)	(43,167)	(454,422)	(140,006)
Loss on sale of equipment	(1,900)	—	(1,900)	—

NET LOSS	$(976,378)	$(1,653,560)	$(4,342,204)	$(4,571,030)

Basic and diluted net loss per share	$(.03)	$(.06)	$(.14)	$(.21)
Weighted average shares outstanding	31,523,265	26,783,077	30,986,520	21,491,391

VERDISYS, INC.

STATEMENTS OF CASH FLOW

Nine Months Ended September 30, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities
Net loss	$(4,342,204)	$(4,571,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	948,192	1,326,329
Issuance of options and warrants for services	290,844	1,861,622
Depreciation and amortization	390,089	108,792
Loss on sales of equipment	1,900	—
Amortization of discount on notes payable	25,685	—
Debt forgiveness income	—	(460,235)
Bad debt	50,000	19,999
Changes in:
Accounts receivable	24,947	(88,833)
Accounts receivable – related party	3,413	42,620
Other current assets	—	(25,468)
Accounts payable	261,095	(302,674)
Accrued expenses	281,540	261,353
Customer deposit	206,718	60,000
Deferred revenue	72,906	611,681

Net Cash Used In Operating Activities	(1,784,875)	(1,155,844)

Cash Flows From Investing Activities
Purchase of property and equipment	(3,705)	(369,701)
Cash payments for license	—	(100,000)
Proceeds from the sale of equipment	12,500	—

Net Cash Used In Investing Activities	8,795	(469,701)

Cash Flows From Financing Activities
Proceeds from sales of common stock	359,000	1,982,150
Proceeds from exercise of warrants	81,217	329,251
Proceeds from notes payable to related parties	220,000	50,000
Payments on notes payable to related parties	(35,000)	(155,894)
Proceeds from convertible notes	400,000	—
Payments on note payable on license	(500,000)	(379,596)

Net Cash Provided by Financing Activities	525,217	1,825,911

Net change in cash	(1,250,863)	200,366
Cash at beginning of period	1,373,627	135

Cash at end of period	$122,764	$200,501

NON-CASH:

Stock issued for notes payable license	$1,184,808	$—
Discount on notes payable	133,746	—

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying, unaudited interim financial statements of Verdisys, Inc. (“Verdisys”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Verdisys’ Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

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

During the first quarter of 2004, Verdisys granted 310,000 ten year options to officers and non-employee directors with exercise prices at the then market price of $4.28. The options to officers vest monthly over 12 months and the options to non-employee directors’ vest immediately.

During the second quarter of 2004, Verdisys granted 72,000 options to non-employee directors with an exercise price of $2.20. The options vest immediately.

During the third quarter of 2004, Verdisys granted 140,000 ten year warrants to employees with an exercise price of $.10 and 770,000 ten year options to employees with an exercise price of $.90. The options vest quarterly over 4 years and the warrants vest immediately.

The following table illustrates the effect on net loss and net loss per share if Verdisys had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(976,378)	$(1,653,560)	$(4,342,204)	$(4,571,030)
Add: stock based compensation determined under intrinsic value-based method	39,698	—	290,844	—
Less: stock based compensation determined under fair value-based method	(89,474)	(299,008)	(1,001,619)	(299,008)

Pro forma net loss	$(1,026,154)	$(1,952,568)	$(5,052,979)	$(4,870,038)

Basic and diluted net loss per common share:
As reported	$(.03)	$(.06)	$(.14)	$(.21)
Pro forma	(.03)	(.07)	(.16)	(.23)

The weighted average fair value of the stock options granted during 2004 and 2003 was $1.19 and $.50, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.

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

NOTE 4 – CUSTOMER DEPOSITS

In May 2004, Verdisys agreed to a second contract to drill laterals for Maxim Energy (“Maxim”), a company controlled by Verdisys’ former CEO, Dan Williams. Verdisys has stipulated that all services to Maxim will be paid for in advance. As of September 30, 2004, Maxim had paid Verdisys $270,000 and El Paso Energy had paid $5,000 for services yet to be rendered.

NOTE 5 – DEFERRED REVENUE

Satellite bandwidth contracts cover a period between 12 and 36 months. In select engagements, Verdisys receives cash in advance and recognizes revenue evenly over the contract. Deferred revenue related to satellite services totaled $368,351. $315,376 will be recognized in the year ended September 30, 2005 and $52,975 will be recognized during the years subsequent to September 30, 2005.

Verdisys also deferred revenue collected for lateral drilling service contracts. In June 2003, Verdisys signed an agreement to drill wells for Edge Capital (“Edge”). Edge, through a third party financing source, paid Verdisys $497,000 in 2003. Verdisys has inadequate documentation to substantiate what services were actually performed, and Edge is disputing whether the services were performed at all. Management is attempting to substantiate what services were actually performed and continues to gather evidence to substantiate the services. As of September 30, 2004, the $497,000 is included in deferred revenue.

In 2003 Verdisys billed $666,250 to Energy 2000 for services performed in 2003. Verdisys received $397,500. However, Verdisys has inadequate documentation to substantiate whether some of the services were performed. Verdisys was able to substantiate $328,750 of revenue leaving $68,750 in deferred revenue.

NOTE 6 – NOTES PAYABLE

During the third quarter, Verdisys issued $350,000 in Convertible Notes to third party lenders, carrying an 8% interest rate and 175,000 shares in warrants at an exercise price of $0.001. Verdisys has an option to convert the shares at $2 per share when they have traded above that level for more than 20 trading days. The notes were discounted by the relative fair value of the warrarnts which totaled $98,589. $12,299 of the discount was expensed through September 30, 2004.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

During the second and third quarter of 2004, officers and directors of Verdisys loaned Verdisys $185,000. The notes mature in 12 months, carry interest of 8% and have one year warrants attached with an exercise price of $2.00. The notes were discounted by the relative fair value of the warrants which totaled $35,157. $13,387 of the discount was expensed through September 30, 2004.

Verdisys also borrowed $35,000 from a director, which loan was repaid by Verdisys within a month.

NOTE 8 – STOCKHOLDERS EQUITY

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

During the second quarter of 2004, Verdisys sold 179,500 shares of common with 71,800 warrants attached for total consideration of $359,000. The warrants were valued at $86,207 and the stock was valued at $272,793.

During the third quarter of 2004, Verdisys issued 47,950 shares of common stock for fundraising commissions and another 300,000 shares of common stock for a lawsuit settlement valued at $213,000.

NOTE 9 – LITIGATION

Except as set forth below, there have been no material developments in Litigation other than as reported in the Company’s Annual Report on Form 10K-SB.

As previously disclosed, Verdisys initiated a lawsuit against Edge Capital that requests a declaratory judgment that a purported agreement between Verdisys and Edge is not enforceable. It was filed in Montgomery County, Texas in February 2004. The lawsuit arises from Edge’s contention that one of Verdisys’ ex-officers committed Verdisys to purchase certain alleged oil and gas properties from Edge. Edge filed a counterclaim against Verdisys and asserts claims against Dan Williams (Verdisys’ former President and CEO), Eric McAfee (Verdisys’ former Vice Chairman), Ron Robinson, Frederick Ruiz, Jospeh Penbera, James Woodward, John Block, and Andrew Wilson. Edge has also made claims against Solarcom, L.L.C., DeLage Landen Financial Services, Inc., and Allen Voight. Edge seeks to enforce the agreement Verdisys challenges, and alleges several causes of action including claims for fraud, breach of contract, negligence, and conspiracy. Edge has asserted that is has sustained actual damages in excess of $85 million, and has claimed punitive damages as well. Verdisys believes it has meritorious and complete defenses to the claims asserted in the lawsuit and intends to vigorously defend itself. If Edge prevails, it may obtain significant damages that may have a material adverse effect on Verdisys’ financial condition.

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

In September, Verdisys settled the claim by Scooter’s Convenience by issuing 300,000 shares of Verdisys to Scooters in a private transaction. In connection with the settlement, the Company agreed to register the resale of the shares issued to Scooter’s with the SEC. See note 7 for details.

In connection with its financing in October 2003 with Gryphon Master Fund, L.P, Verdisys agreed to provide certain registration rights to the investors. As part of the registration rights agreement with Gryphon, Verdisys agreed to register the shares on or before March 2004. In the event that Verdisys failed to comply with the required deadlines, Verdisys could be subject to certain liquidated damages. Gryphon has made a claim against Verdisys for the maximum liquidated damages in an amount of $400,000. Verdisys was notified that legal action has been filed against Verdisys by Gryphon Master Fund, L.P. for the liquidated damages as well as its entire investment in Verdisys for a total of $6,200,000, together with attorney’s fees and punitive damages. The parties are currently engaged in discovery. The Company intends to vigorously defend itself in this matter. If Gryphon prevails, however, this may have a material adverse effect on the Company’s financial condition.

In July, 2004 Verdisys was informed that a former CEO of Verdisys filed a lawsuit against Verdisys for breach of contract and wrongful discharge. These claims seek relief in excess of $500,000 related to an alleged employment agreement and also seek damages related to an excess of 4,000,000 stock options claimed pursuant to the alleged agreement. The company has only recently received notice of these claims. The lawsuit was filed in state court in San Diego, California. Verdisys intends to vigorously defend itself.

NOTE 10 – SETTLEMENT OF ACCOUNTS PAYABLE

In the third quarter of 2004, Verdisys leased one of its Lateral Drilling Units to Advanced Hydraulic Manufacturing in exchange for the forgiveness of $97,720 in accounts payable. This was recognized as an increase in rental revenue and a decrease in accounts payable.

NOTE 11 – SUBSEQUENT EVENTS

Energy 2000

In October, 2004 Verdisys entered into an agreement with Berg McAfee Companies, Energy 2000 NGC, Inc. (Energy 2000), and Eric McAfee to settle several outstanding legal issues. Energy 2000 has agreed to settle a Finders Fee and Lateral Drilling services dispute by delivering 300,000 shares of Natural Gas Systems stock into escrow for Verdisys. The Company plans to have these shares monetized as soon as practical. Furthermore, to settle a contemplated third party legal dispute, Verdisys and the parties have exchanged 500,000 shares of Natural Gas Systems stock for 500,000 of Verdisys shares and Verdisys has delivered into escrow an additional 250,000 shares. Verdisys also has agreed to dismiss the Quikview, Inc. lawsuit, which it had filed against certain individuals. Lastly, Berg McAfee Companies and Eric McAfee have loaned Verdisys $200,000 under the same terms and conditions, with the exception of maturity dates, as the Convertible Notes issued in the third quarter described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Forward-Looking Statements

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any statements made in this filing other than those of historical fact, about an action, event or development, are forward looking statements. The forward looking statements in this filing involve known and unknown risks and uncertainties, which may cause Verdisys’ actual results in future periods to be materially different from any future performance that may be suggested in this release. Such factors may include risk factors including but not limited to: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of Verdisys’ customers to pay for our services, together with such other risk factors as may be included in the Company’s periodic filings on Form 10-KSB, 10-QSB, and other current reports.

Financial Summary

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Verdisys incurred $582,425 in revenues and a net loss of $976,378 for the quarter ended September 30, 2004 as compared to revenues of $27,824 and net loss of $1,653,560 for the quarter ended September 30, 2003. Revenues increased as a result of an increase in lateral drilling and satellite services activity for the quarter. There were no comparable lateral drilling revenues in 2003. The Net Loss decreased as a result of higher gross margins associated with the increased revenues, which were partially offset by higher selling, general and administration expenses (“SG&A”) associated with an increase in non-cash stock, and warrant expense associated with the issuance of debt and settlement of a certain lawsuit.

Revenues

Lateral Drilling Services

Lateral Drilling Services’ revenues were $427,519 and $0 for the three months ended September 30, 2004 and three months ended September 30, 2003, respectively. The increase in revenues for the quarter was primarily associated with revenues from the commencement of a contract with the Department of Energy, work performed for Maxim Energy and the rental of a rig to Advanced Hydraulics. The Company did not have a Lateral Drilling business in the quarter ended September 30, 2003.

As noted in the Subsequent Events section, effective as of October 27, 2004, Verdisys has entered into a Licensing Agreement to develop a new generation of lateral drilling technology. In the short term, the development activity will decrease lateral drilling revenues until such time as the Landers equipment is retrofitted and the new technology rigs are commissioned.

Satellite Communications Services

Satellite Communication Services’ revenues for the quarter ended September 30, 2004 were $154,906 compared to the quarter ended September 30, 2003 of $27,824. Revenue increased in the quarter due to higher hardware sales of satellite equipment to Exxon/Mobil and Kellog, Brown and Root and increased satellite bandwidth associated with the services to Noble Energy, Texas A&M, Dynegy and Kellog, Brown and Root which were not in service in the prior year. As hardware is sold, Verdisys recognizes the revenue in the period it is delivered to the customer. The associated bandwidth revenue is amortized over the period benefited. Cash collected for bandwidth is recorded as deferred revenue. At September 30, 2004 there was $368,351 reflected on the balance sheet as deferred revenue relating to Satellite Communications.

Net Loss

The Net Loss decreased as a result of higher gross margins associated with the increased revenues, which was partially offset by higher SG&A expense associated with an increase in non-cash stock, and warrant expense associated with the issuance of debt and settlement of a certain lawsuit.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Loss

The Net Loss for the nine months ended September 30, 2004 decreased primarily as a result of higher revenues and greater margin contribution compared to the prior year, offset by liquidated damages resulting from the failure to file a timely registration statement and non-cash compensation expense associated with the renegotiation of the Landers note payable partially offset by the absence of debt forgiveness income in 2004.

Liquidity and Capital Resources

Capital Expenditures

For the three and nine month periods ended September 30, 2004, capital expenditures excluding capitalized interest, were $3,705 and $3,705, respectively, as compared to $369,701 and $369,701 for the comparable periods in 2003.

Liquidity

As of September 30, 2004 the Company’s cash balance was $122,764. As noted in the Independent Auditors Report (See Financial Note 2 to the December 31, 2003 Financial Statements) due to the continued substantial operating losses that the Company has incurred raises substantial doubt as to the Company’s ability to continue as a going concern. The Company is in an early stage of development and is rapidly depleting its cash resources, therefore it has determined that it will need to raise additional financing in the short term to continue in operation and fund future growth. The Company has also incurred liquidated damages up to a cap of $400,000 related to the timing of providing registration rights for the private financing that it arranged in November 2003. If we are unable to finance the liquidated damages, this would have a material adverse effect on the Company. The Company is also subject to significant contingent liabilities as more fully described in the Notes to the Financial Statements. See Note 8, Litigation.

The Company currently plans to raise additional financing in the quarter ending December 31, 2004. The use of stock for currency in financing or making acquisitions may be heavily curtailed while the Company is under SEC investigation. (See Financial Note 16 to the December 31, 2003 Financial Statements) If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, the Company will be unable to continue in its current form and will be forced to restructure or seek creditor protection.

As noted in the Subsequent Events section, Verdisys has entered into an agreement to accept 300,000 shares of common stock of Natural Gas Systems, Inc. (the “NGS Shares”) to settle certain disputes with a related party, Energy 2000 NGC. As part of the settlement, the related party has agreed to sell the NGS Shares for gross proceeds of at least $1.25 per share, with the net proceeds after commissions, to be distributed to Verdisys. In addition, as part of the settlement, the Berg McAfee Companies and Eric McAfee have agreed to make an investment of $200,000 in Verdisys, to be evidenced by convertible promissory notes bearing interest at the rate of 8% per annum with a maturity date of May 31, 2006. The notes would be convertible into common stock at the rate of one (1) share of common stock for each $2.00 dollars of principal and interest outstanding. Verdisys believes the proceeds from sale of the NGS Shares and the amount received from the convertible promissory note investment will improve the company’s cash outlook.

Subsequent Events

Energy 2000

In October, 2004 Verdisys entered into an agreement with Berg McAfee Companies, Energy 2000 NGC, Inc. (Energy 2000), and Eric McAfee to settle several outstanding legal issues. Energy 2000 has agreed to settle a Finders Fee and Lateral Drilling services dispute by delivering 300,000 shares of Natural Gas Systems stock into escrow for Verdisys. The Company plans to have these shares monetized as soon as practical. Furthermore, to settle a contemplated third party legal dispute, Verdisys and the parties have exchanged into escrow 500,000 shares of Natural Gas Systems stock for 500,000 of Verdisys shares and Verdisys has delivered an additional 250,000 shares. Verdisys also has agreed to dismiss the Quikview, Inc. lawsuit, which it had filed against certain individuals.

Lastly, Berg McAfee Companies and Eric McAfee have loaned $200,000 to Verdisys, to be evidenced by convertible promissory notes bearing interest at the rate of 8% per annum with a maturity date of May 31, 2006. The notes would be convertible into common stock at a conversion rate of one share of common stock for each $2.00 of principal and interest outstanding.

New Licensing Agreement

Verdisys has signed an exclusive worldwide licensing agreement with Alberta Energy Holdings for the application of their Abrasive Fluid Jet (AFJ) cutting technique to cut through well casing in oil and gas wells. Applications of such cutting techniques are a proven feature in industries as diverse as munitions disposal in the military, offshore platform dismantlement in the salvage industry and cutting specialty glass and steel in the machining industry. Verdisys would be among the first to apply the proven techniques to the energy service business.

Abrasive cutting utilizes high-pressure fluid and a small amount of abrasives, such as garnet sand, up to 20,000 pounds per square inch. It can cut through surfaces as tough as four inches of steel as well as granite. Abrasive cutting represents an off-the-shelf technology requiring application to drilling rather than developing a new invention. The successful application of abrasive cutting should allow Verdisys the ability to add a new service to its product line, such as milling holes and jetting laterals down to 10,000 feet or more instead of the current limitation of 6,000 feet. It may also facilitate cutting slots in well casings - potentially a large value-added application in conventional drilling and completion operations, especially offshore.

During the past few months, Verdisys has been enhancing its’ lateral drilling down-hole equipment in an effort to achieve a more consistent milling process with a higher degree of reliability for their customers. After a series of iterative above and below ground tests, these have significantly improved the reliability of the milling process. The Company is now applying similar iterative steps in an effort to improve the reliability of the lateral jetting process, which has a direct impact on potentially improving oil and gas production for the customer. In parallel to these ongoing operations, Verdisys plans to develop and employ abrasive cutting techniques into their future lateral drilling operations. Funding for developing this abrasive cutting into a lateral drilling application is expected to come from ongoing rig revenues, current and future capital commitments. This agreement is subject to approval by the board of directors for Verdisys.

Under the terms of the licensing agreement, Alberta Energy Holdings will earn warrants for Verdisys common stock as specific phases of the AFJ process are successfully applied, a consulting fee during development as well as a royalty fee for each well where AFJ technology is used. Under the terms of the agreement, Alberta is entitled to receive four tranches of warrants. Each tranche will entitled Alberta the right to purchase 250,000 shares of Verdisys common stock, and each award is contingent upon the attainment of certain specific milestones as fully described in the agreement. The warrants will have a three-year term, with a strike price of $0.50 per share for the first tranche and $0.62 per share for the remaining tranches. The initial tranche will be fully vested as of the date of the agreement, and the remaining warrants will vest at 31,250 shares per quarter from the date of issuance.

Verdisys has agreed to pay Alberta a $10,000 per month consulting fee for six months beginning on November 30, 2004. In addition, royalties are payable by Verdisys at the rate of $1,000 per well for services billed at $40,000 or less, and for services above $40,000, a royalty of 2% per well is payable quarterly.

The agreement also provides for the mutual sharing of the proceeds from the sale of the technology by Verdisys, subject to a cap of $10 million.

Item 3. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have undertaken an evaluation of the Company’s disclosure controls and procedures as of September 30, 2004. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the existing disclosure controls and procedures are effective to provide reasonable assurances that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Full disclosure of prior or other legal activities may be found in the audited financial statements and notes thereto contained in Verdisys’ Annual Report filed with the SEC on Form 10-KSB., and in the Quarterly Report on Form 10-Q for the quarter ended March 31 and June 30, 2004, and in the notes to the financial statements in this report.

Item 2. Change in Securities and Use of Proceeds

During the third quarter of 2004, Verdisys borrowed $350,000 under convertible promissory notes maturing on December 31, 2005 and carrying an interest rate of 8 per cent. The debt is convertible into common stock at $2.00 per share and attached to the debt were 175,000 warrants to purchase shares of common stock at 1/10th of a penny per share. The notes will be discounted for the relative fair value of the warrants. The investors were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act.

The funds raised during the quarter were primarily utilized for working capital purposes.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

Effective as of October 27, 2004, Verdisys entered into a license agreement with Alberta Energy Holdings. In addition, effective November 2, 2004, Verdisys entered in a settlement agreement with Berg McAfee Companies, Energy 2000 NGC and Eric McAfee. The disclosure of each of those items would otherwise be required to be disclosed in a Form 8-K but is included in this report under the heading “Management Discussion and Analysis or Plan of Operation - Subsequent Events.”

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

Verdisys, Inc. includes herewith the following exhibits.

10.1	License Agreement between Alberta Energy Holdings, Inc. and Verdisys, Inc. for Abrasive Fluid Jet Technology, dated October 27, 2004

10.2	Agreement between Verdisys, Berg McAfee Companies, Energy 2000 NGC, and Eric McAfee

31.1	Certification of Principal Executive Officer pursuant to Section 302

31.2	Certification of Principal Accounting Officer pursuant to Section 302

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Accounting Officer pursuant to Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verdisys, Inc.

By:	/s/ David M. Adams, COO
David M. Adams
Chief Operating Officer
Principal Executive Officer

Date: November 15, 2004

By:	/s/ John O’Keefe, CFO
John O’Keefe
Chief Financial Officer
Principal Accounting Officer

Date: November 15, 2004