Form 10KSB/A
period 2003-12-31
VERDISYS INC
filed 2005-01-27
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-KSB/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-64122

VERDISYS, INC.

(Name of small business issuer in its charter)

California	22-3755993
(State of incorporation)	(IRS Employer Identification Number)

25025 I-45 North, Suite 525

The Woodlands, Texas 77380

(Address of principal executive offices)

(281) 364-6999

(Telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendments to this Form 10-KSB.  ☒

Issuer’s revenues for the most recent fiscal year: $885,441

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

Transitional Small Business Disclosure Format:    ☐  Yes;    ☒  No

Explanatory Note

Verdisys, Inc. is filing this amended Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the “Amended Annual Report”), to amend its Annual Report on Form 10-KSB for the year ended December 31, 2003 (the “Original Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2004.

The Amended Annual Report amends the disclosure under the captions “Business – Forward-Looking Statements”, “Controls and Procedures” and “Exhibits and Reports on Form 8-K”. Except for these items, no other information in the Original Annual Report is amended hereby. The revised disclosures do not affect the financial results.

*	This form 10-KSB/A amends only items identified in the Table of Contents, and no other information included in the Company’s Original Annual Report is amended hereby.

Description of Business

Forward-Looking Statements

Certain statements concerning the Company’s plans and intentions included herein may constitute forward-looking statements, including, but not limited to, statements identified by the words “anticipate” and “believe,” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the Company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the Company’s products.

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

According to the Wall Street Journal, June 20, 2003 “The good news is that America is swimming in gas: The U.S. Geological Survey estimates there are 1,400 Tcf of recoverable gas resources in the U.S. – enough to last decades...... But most of it is off-limits to recover because of restrictive environmental rules and lawsuits.” This is particularly the case with drilling moratoriums on the East and West Coasts of America, parts of the Rocky Mountain Area and Alaska. According to the website www.naturalgasfacts.org sponsored by the American Petroleum Institute, the American Petroleum Institute currently advocates with respect to meeting future natural gas demand “A multi-pronged approach is essential for meeting future U.S. natural gas demand: (1) using energy wisely and conserving where possible; (2) developing more U.S. supplies; (3) diversifying supplies through pipelines to bring Arctic gas to consumers; (4) facilitating more liquefied natural gas (LNG) imports.” Obviously (3) and (4) are going to take time to develop, are expensive, face significant regulatory problems and political opposition. A more immediate impact can be made by developing more U.S. supplies. Developing such supplies is dependent on drilling new wells in existing fields, or new reserves in expensive less accessible fields. The alternative to growing domestic supply is to build the infrastructure and logistics to be able to import large quantities of LNG from overseas. Verdisys believes its lateral drilling technology can access previously uneconomic reserves and bring them to market cost effectively thereby helping to resolve this supply/demand imbalance.

The Office of Fossil Energy, U.S. Department of Energy, estimates there are nearly 500,000 oil wells and 230,000 natural gas wells that are marginal or classified as “stripper” wells. These stripper wells produce either 15 barrels or less of oil a day or 60 thousand cubic feet of gas or less a day. Although low producing stripper wells account for the “same of the amount of oil that America imports from Saudi Arabia” according to the Office of Fossil Energy “Together (stripper wells) account for 1.25 trillion cubic feet of natural gas, or about 8 per cent of the natural gas produced”. Such wells are potentially considered uneconomic or marginal with the strong potential of being abandoned due to poor production economics. Indeed approximately 150,000 marginal wells were abandoned between 1993 and 2000 “costing the U.S. more than $3.5 billion in lost economic output” according to the Office of Fossil Energy. In seeking to revitalize marginal and stripper wells both the Department of Energy and American Petroleum Institute have emphasized the need for new technologies to access more of the reserves available. Verdisys has the ability to generate new business by re-entering existing wells and is not dependent on the production company drilling new wells. With its unique lateral drilling technology, Verdisys can provide potentially improved recovery rates rather than leaving a field because of the depletion of oil or natural gas. Production companies now have the ability to enhance the pay zones through lateral drilling to significantly extend economic field life.

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

Activity in the energy services industry tends to be cyclical with oil and gas prices. In addition to the currently positive industry fundamentals, we believe the following sector-specific trends enhance the growth potential of our business:

•	While oil prices are unpredictable, they have remained and are projected to remain relatively high by historic terms for several years. Continuing high consumption, limitations in delivery infrastructures and political unrest in major supplying countries are expected to be contributing factors.

•	Natural gas prices are projected to remain high for several years due to the combination of strong demand and major supply constraints. About one-half of U.S. reserves have been depleted with the remainder increasingly expensive and difficult to reach. Significant new supplies from Alaska and the Canadian north require the construction of new pipelines which are estimated to be several years away. The situation is serious enough that Federal Reserve Bank Chairman Greenspan has expressed concern as to its effect as a constraint to US economic growth.

•	There is no substitution threat to oil and gas in the foreseeable future. In particular, any significant substitution by hydrogen is believed to be some decades away.

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

At these lower comparative costs, Verdisys has made it feasible to enhance production from a large potential market in North America that would otherwise be cost prohibitive to recover. The existing oil and gas independent producers in North America are potential customers of this patented lateral drilling service. According to the Department of Energy Report – Natural Gas Fundamentals, June, 2003, there are “Over 7,000 small independent businesses (that) drill 85% of wells and produce 65% of natural gas in the U.S. .... from over 350,000 U.S. wells.” All 7,000 independent producers are potential customers for the service.

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

Many of the nation’s old oil and gas fields contain new infield reservoir compartments and bypassed pockets of reservoirs that have not been economic to produce. VLDS will make it economically viable to produce from those deposits for the first time.

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

Features of Lateral Drilling:

•	The lateral drilling process is fast. Average time the rig is on the well is only two days.
•	Cuts a two inch diameter hole horizontally up to 300 feet from the well bore in multiple directions.
•	Lateral holes can be drilled at several vertical producing horizons down to 5,800 feet.

Potential Benefits:

•	Increase production rate and recoverable reserves from marginal wells.
•	Improves injection rates in water disposal/injection wells.
•	Allows directional treatment of wells with acid, steam, CO2, etc.
•	Allows multi-layer application in thicker reservoir zones.
•	Enhances recovery most effectively on old, low productivity wells.
•	Provides an economic alternative to denser infield drilling programs.
•	Dispenses with large, expensive rotary rigs.
•	Dispenses with mud pits that can damage the environment.
•	Dispense with casing milling equipment.
•	Dispenses with additional stimulation.
•	Rapid drilling rates limit the time the well is out of production.
•	Dispenses with logging expense and the need to change well-bore configuration.

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

Our VLDS offers several advantages over conventional oil and gas recovery enhancement services provided by our competitors because:

•	The lateral drilling process is fast. Average time the rig is on the well is two days.
•	It cuts a two inch diameter hole horizontally up to 300 feet from the well bore.
•	Lateral holes can be drilled at numerous vertical producing horizons.
•	It increases production rate and recoverable reserves.
•	There is no need for large, expensive rotary rigs.
•	There are no mud pits that may damage the environment.
•	Casing milling equipment is not necessary.
•	Logging expenses are not required.
•	Additional stimulation services such as acidizing may be substituted by VLDS.

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

Competition

The satellite communication industry is intensely competitive due to overcapacity, but the competition is less severe in the oil and gas producing sector. Other satellite services providers in the oil and gas industry include Petrocom, Stratus, and Caprock. Caprock and Stratus are focused on the top 5% of the market, particularly offshore platforms, and Petrocom is focused on the offshore market using a traditional wireless network. Our satellite services offer advantages over those services by:

•	Customizing the provided service to better meet the customer’s needs;
•	Offering superior speed;
•	Providing single vendor convenience; and
•	Offering lower up-front infrastructure and operating costs.

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

We amended the license again in February 2004 when $1,695,000 of outstanding payment obligations to Mr. Landers for technology fees were waived in exchange for the issue of 300,000 common shares in Verdisys, Inc. and the payment of $100,000 in cash and the promise to pay $400,000 in cash prior to May 15, 2004. If Verdisys fails to pay the $400,000 by May 15, 2004, the license may be revoked. The Company also agreed to register the 500,000 common shares previously granted in a subsequent Registration Statement.

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

Controls and Procedures

Verdisys, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2003 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by Verdisys in the reports that it files or submits under the Exchange Act is accumulated and communicated to Verdisys management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) information required to be filed in the reports it files or submits is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

As previously disclosed in its Amendment No. 2 to Form 10-QSB/A for the period ended September 30, 2003, filed on December 3, 2003, during Verdisys’ fourth fiscal quarter of 2003 Verdisys implemented changes to improve Verdisys’ internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting. The additional internal controls and procedures were implemented to overcome the following deficiencies:

•	Failure to properly evaluate the creditworthiness of customers contributing to the non-payment for services rendered;

•	Inadequate oversight relating to the Company’s contractual obligations, including approval of customer contracts and discussions relating to material transactions, such as mergers and acquisitions;

•	Improper timing of public disclosure of information containing financial information;

•	Administrative staff and management had inadequate training to follow proper internal control and financial reporting procedures; and

•	Failure to have an adequate independent outside review of company business practices.

While Verdisys was in the process of further evaluating its internal controls and procedures during its fourth fiscal quarter of 2003, Verdisys implemented the following additional measures designed to improve internal control over financial reporting:

•	A requirement that Verdisys’ Chief Financial Officer shall perform a full credit check on all customers’ ability to pay prior to executing any contracts with such customer;

•	A requirement that two signatures are required for any check in excess of $25,000;

•	All contracts in excess of $25,000 require approval by the Board;

•	All proposed merger and acquisition activity is to be approved and controlled by the Company’s Chairman of the Board;

•	All press releases and other public statements relating to financial issues concerning the Company shall be approved by the Chief Executive Officer, the Chief Financial Officer, and the Audit Committee;

•	An evaluation of the personnel requirements at the financial reporting function of the Company’s management, including the chief Financial Officer position, and the consideration of other changes or additional personnel as may be needed; and

•	The engagement of outside professionals, including Verdisys’ outside legal counsel, to obtain advice and recommendations with respect to the foregoing and such other matters as may be necessary or appropriate.

In addition to the above steps affecting internal control, Verdisys appointed the Company’s Chairman of the Board to the position of interim President, and delegated control of Verdisys’ website to the Chief Financial Officer.

In addition to the changes in the fourth quarter discussed above, the Audit Committee, along with management, has implemented additional changes to reinforce internal controls and has implemented stringent policies regarding business engagements and activities. These policies and procedures cover the areas of approval and authority limits, segregation of duties, internal audit procedures, revenue recognition, contractual commitments, documentation and customer acceptance, and staggered levels of internal checks and balances. Operating documents, such as the “Verdisys Accounting Operations Manual,” “Employee Handbook” and “Approval Authorities” have been revised and adopted to describe such policies and train personnel. Since the earnings restatement in November 2003, the Committee has increased the frequency of its meetings and has directly reviewed and approved internal policies and procedures. They have also been directly involved in recruiting key personnel, namely a new CFO, and meeting with the Company’s auditors. The Company believes the additional controls and procedures have improved its internal controls over financial reporting.

Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the Fiscal Year ending December 31, 2003 and through the date of the filing of this Annual Report on Form 10-KSB; Verdisys, Inc. had filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

March 26, 2004	re: Press Release – New Agreements for Lateral Drilling
March 16, 2004	re: Financial Statements – Expectation for the restatement of Second Quarter and Third Quarter 2003 Financial Statements of Verdisys, Inc.
March 15, 2004	re: Resignation of Registrant’s Directors – Carl Landers
March 10, 2004	re: Resignation of Registrant’s Directors – Eric A. McAfee
March 2, 2004	re: Licensing Agreement, Second Amendment – Carl Landers
January 6, 2004	re: Press Release – Revised revenue projections
December 12, 2003	re: Appointment of interim President and CEO – Dr. Ron Robinson
December 4, 2003	re: Press Release – Announcing results for Quarter ending September 2003
November 17, 2003	re: Press Release – Expectation of Record Profits and Profitability 3Q2003
November 17, 2003	re: Regulation FD Disclosure – Slide Presentation to investors and analysts
November 12, 2003	re: Regulation FD Disclosure – Slide Presentation to investors and analysts
October 27, 2003	re: Other Events – Sale of Common Stock
October 6, 2003	re: Licensing Agreement, as amended – Carl Landers
October 1, 2003	re: Change in Registrant’s Certifying Accountant
September 29, 2003	re: Change in Control of Registrant, as amended
July 18, 2003	re: Change in Control of Registrant
May 1, 2003	re: Announcement of Definitive Agreement for Merger

Exhibits

Index of Exhibits

The following lists, by exhibit number, all exhibits included or included by reference, to this annual report for the fiscal year ending December 31, 2003:

Number	Description
2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K
3.1	Restated Articles of Incorporation dated July 15, 2003; Filed April 15, 2004 with the SEC, Form 10-KSB
3.2	Bylaws, as amended September 25, 2003 Filed April 15, 2004 with the SEC, Form 10-KSB
10.1	Employment Agreement – John O’Keefe, dated January 6, 2004; Filed April 15, 2004 with the SEC, Form 10-KSB
10.2	Employment Agreement – David Adams, dated December 31, 2003; Filed April 15, 2004 with the SEC, Form 10-KSB
10.3	Advisor Agreement – Dr. Ron Robinson, amended December 11, 2003; Filed April 15, 2004 with the SEC, Form 10-KSB
10.4	Employment Agreement – Andrew Wilson, dated June 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.5	License Agreement – Carl W. Landers, dated April 24, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K
10.5.1	Amendment to License Agreement – Carl W. Landers, dated September 4, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K
10.5.2	Second Amendment to License Agreement – Carl W. Landers, dated February 28, 2004; Filed February 28, 2004 with the SEC, Report on Form 8-K
10.6	Technology Report, “Landers Technology”, dated October 13, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.7	Subscription Agreement, Gryphon Master Fund, L.P., dated October 23, 2003 and Registration Rights Agreement dated October 24, 2003; Filed October 27, 2003 with the SEC, Report on Form 8-K
10.8	Form of Registration Rights Agreement, re: Private Placement Offering July/August 2003; Filed December 3, 2003 with the SEC, Form 10-QSB, as amended
10.9	Alternative Form of Registration Rights Agreement, re: Offering July/August 2003; Filed December 3, 2003 with the SEC, Form 10-QSB, as amended
10.10	Placement Agency Agreement, Stonegate Securities, Inc., dated August 26, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.11	Independent Contractor Agreement, Terronne Petroleum Corporation, dated August 1, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.12	Services Contract, Esperada Energy Partners, L.L.C., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB
10.13	Services Contract, Maxim Energy, Inc., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB
10.14	Services Contract, Natural Gas Systems, dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB
10.15	Contract – Natural Gas Systems, “Delhi Field”, dated September 22, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.16	Services Contract, Amvest Osage, Inc.; dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB
10.17	Acknowledge of amounts owed at September 30, 2003, re: Edge Capital Group contract dated June 16, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.18	Contract – Edge Capital Group, “Franklin Field”, dated September 27, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.19	Contract – Edge Capital Group, “Monroe Field”, dated June 16, 2003; Filed August 20, 2003 with the SEC, Form 10-QSB, as amended
10.19.1	Addendum to Contract, Edge Capital Group, “Monroe Field”, dated November 19, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.20	Contract – Noble Energy, re: Satellite Services, dated September 17, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.21	Contract – Apache Corp., re: Satellite Services, dated September 11, 2002; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
10.22	Contract – Energy 2000 NGC, “Monroe Field”, dated April 30, 2000; Filed August 20, 2003 with the SEC, Form 10-QSB, as amended
10.23	Verdisys, Inc. 2003 Stock Option Plan; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended
14.1	Code of Ethics, dated April 2004 Filed April 15, 2004 with the SEC, Form 10-KSB
*31.1	Certification of Principal Executive Officer pursuant to Section 302
*31.2	Certification of Principal Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350 Filed April 15, 2004 with the SEC, Form 10-KSB
32.2	Certification of Principal Accounting Officer pursuant to Section 1350 Filed April 15, 2004 with the SEC, Form 10-KSB

*Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verdisys, Inc.
(Registrant)

By:	/s/ David Adams
David Adams
Co-Chief Executive Officer
Chief Operating Officer
Principal Executive Officer

Date:	January 27, 2005