Form 10QSB/A
period 2004-03-31
VERDISYS INC
filed 2005-01-27
CIK 1141197

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

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2004 - 30,792,036 shares of common stock

The common stock of Verdisys, Inc. is traded over-the-counter on the Pink Sheets under the symbol “VDYS.PK”.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Explanatory Note

Verdisys, Inc. is filing this amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 2004 (the “Amended Quarterly Report”), to amend its Quarterly Report on Form 10-QSB for the period ended March 31, 2004 (the “Original Quarterly Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2004.

The Amended Quarterly Report amends the disclosure under the Part I, Item 2 “Management’s Discussions and Analysis of Financial Condition and Plan of Operation – Forward-Looking Statements”, Part I, Item 3 “Controls and Procedures”, and Part II, Item 6 “Exhibits and Reports of Form 8-K”. Except for these items, no other information in the Original Quarterly Report is amended hereby. The revised disclosures do not affect the financial results.

Verdisys, Inc.

*	This Form 10-QSB/A amends only items identified in the Index, and no other information included in the Company’s Original Quarterly Report is amended hereby.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Forward-Looking Statements

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. You can identify forward-looking statements by words such as “anticipate,” “believe,” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward looking statements in this filing involve known and unknown risks and uncertainties, which may cause Verdisys’ actual results in future periods to be materially different from any future performance that may be suggested in this release. Such factors may include risk factors including but not limited to: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of Verdisys’ customers to pay for our services, together with such other risk factors as may be included in the Company’s Annual Report on Form 10-KSB.

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

3

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

4

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

Item 3. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have undertaken an evaluation of the Company’s disclosure controls and procedures as of March 31, 2004. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the existing disclosure controls and procedures are effective to provide reasonable assurances that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in Verdisys’ internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Verdisys’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the period ending March 31, 2004 and through the date of the filing of this Quarterly Report on Form 10-QSB; Verdisys, Inc. had filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

May 17, 2004	re: Press Release – Drilling License Final Payment
May 7, 2004	re: Financial Statements – Amendment #2 to the Report on Form 8-K
filed with SEC on July 18, 2003, as amended September 29, 2003;
re: revision of certain financial statements.
March 26, 2004	re: Press Release - New Agreements for Lateral Drilling
March 16, 2004	re: Financial Statements – Expectation for the restatement of Second Quarter and Third Quarter 2003 Financial Statements of Verdisys, Inc.
March 15, 2004	re: Resignation of Registrant’s Directors – Carl Landers
March 10, 2004	re: Resignation of Registrant’s Directors – Eric A. McAfee
March 2, 2004	re: Licensing Agreement, Second Amendment – Carl Landers
January 6, 2004	re: Press Release - Revised revenue projections

Exhibits

31.1		Certification of Principal Executive Officer pursuant to Section 302

31.2		Certification of Principal Accounting Officer pursuant to Section 302

32.1	*	Certification of Principal Executive Officer Pursuant to Section 1350

32.2	*	Certification of Principal Accounting Officer Pursuant to Section 1350

*	Filed with Verdisys, Inc’s Quarterly Report on Form 10-QSB filed on May 25, 2004

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verdisys, Inc.

	By:	/s/ David M. Adams, COO
David M. Adams
Co- Chief Executive Officer
Chief Operating Officer
Principal Executive Officer
Date: January 27, 2005
	By:	/s/ John O’Keefe, CFO
John O’Keefe
Co-Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer
Date: January 27, 2005

6