Form 10QSB/A
period 2004-06-30
VERDISYS INC
filed 2005-01-27
CIK 1141197

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

The number of shares outstanding of each of the issuer’s classes of common equity as of June 30, 2004 - 31,373,777 shares of common stock

The common stock of Verdisys, Inc. is traded over-the-counter on the Pink Sheets under the symbol “VDYS.PK”.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Explanatory Note

Verdisys, Inc. is filing this amended Quarterly Report on Form 10-QSB/A for the period ended June 30, 2004 (the “Amended Quarterly Report”), to amend its Quarterly Report on Form 10-QSB for the period ended June 30, 2004 (the “Original Quarterly Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2004.

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

3

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

There have been no changes in Verdisys’ internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Verdisys’ internal control over financial reporting.

4

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the period ending June 30, 2004 and through the date of the filing of this Quarterly Report on Form 10-QSB; Verdisys, Inc. had filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

May 17, 2004	re: Press Release – Drilling License Final Payment
May 7, 2004	re: Financial Statements – Amendment #2 to the Report on Form 8-K filed with SEC on July 18, 2003, as amended September 29, 2003;
re: revision of certain financial statements.
July 27, 2004	re: Press Release – Verdisys Provides Operational Update

Exhibits

Exhibits 4.1 thru 4.5 are form agreements used in financing activities.

4.1*	Form of Subscription Agreement
4.2*	Form of Warrant Agreement
4.3*	Form of Promissory Note
4.4*	Form of Convertible Promissory Note
4.5*	Form of Registration Rights Agreement

Exhibits 10.1 thru 10.3 are disclosure of recent material contracts.

10.1*	Master Service Contract – BlueRidge Gas Partners, LLC – June 23, 2004
10.2*	Master Service Contract – VJI Natural Resources, LLC – July 20, 2004
10.3*	Contract/Order – U. S. Department of Energy – June 4, 2004 and
Letter of Intent, Radial Drilling Optimization Services – April 14, 2004

Exhibits 31.1, 31.2, 32.1 and 32.2 are officer certifications.

31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302
32.1*	Certification of Principal Executive Officer Pursuant to Section 1350
32.2*	Certification of Principal Accounting Officer Pursuant to Section 1350

*	Filed with Verdisys, Inc.’s Quarterly Report on Form 10-QSB filed on August 11, 2004.

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