Form 10QSB/A
period 2004-09-30
VERDISYS INC
filed 2005-01-27
CIK 1141197

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

Explanatory Note

Verdisys, Inc. is filing this amended Quarterly Report on Form 10-QSB/A for the period ended September 30, 2004 (the “Amended Quarterly Report”), to amend its Quarterly Report on Form 10-QSB for the period ended September 30, 2004 (the “Original Quarterly Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2004.

The Amended Quarterly Report amends the disclosure under the Part I, Item 2 “Management’s Discussions and Analysis of Financial Condition and Plan of Operation”, Part I, Item 3 “Controls and Procedures,” and Part II, Item 6 “Exhibits and Reports of Form 8-K. Except for these items, no other information in the Original Quarterly Report is amended herby. The revised disclosures do not affect the financial results.

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

During the third quarter of 2004, Verdisys issued $350,000 in Convertible Notes to third party lenders, carrying an 8% interest rate and 175,000 shares in warrants at an exercise price of $0.001. The Convertible Notes mature December 31, 2005. Verdisys has an option to convert the shares at $2 per share when they have traded above that level for more than 20 trading days.

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

There have been no changes in Verdisys’ internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Verdisys’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits
10.1	*	License Agreement between Alberta Energy Holdings, Inc. and Verdisys, Inc. for Abrasive Fluid Jet Technology, dated October 27, 2004

10.2	*	Agreement between Verdisys, Berg McAfee Companies, Energy 2000 NGC, and Eric McAfee

31.1		Certification of Principal Executive Officer pursuant to Section 302

31.2		Certification of Principal Accounting Officer pursuant to Section 302

32.1	*	Certification of Principal Executive Officer Pursuant to Section 1350

32.2	*	Certification of Principal Accounting Officer Pursuant to Section 1350

*	Filed with Verdisys, Inc.’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

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