Form 10KSB
period 2004-12-31
VERDISYS INC
filed 2005-03-30
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-64122

VERDISYS, INC.

(Name of small business issuer in its charter)

California	22-3755993
(State of incorporation)	(IRS Employer Identification Number)

14550 Torrey Chase Blvd, Suite 330

Houston, Texas 77014

(Address of principal executive offices)

(281) 453-2888

(Telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendments to this Form 10-KSB.    ☒

Issuer’s revenues for the most recent fiscal year: $1,453,344

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of February 27, 2005 is $9,050,540.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2004:

Common Stock: 33,443,691 shares

No (1) annual report to security holders; (2) proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933; are incorporated by reference into any part of this Form 10-KSB.

Transitional Small Business Disclosure Format:   ☐    Yes;  ☒    No

Verdisys, Inc.	Annual Report

Item 1. Description of Business

Forward-Looking Statements

Certain statements concerning our plans and intentions included herein may constitute forward-looking statements, including, but not limited to, statements identified by the words “anticipate”, “believe”, “expect” and similar expressions and statements regarding our business strategy, plans, beliefs and objectives for future operations. Although management believes that the expectations reflected in these forward looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. There are a number of factors that may affect our future results, including, but not limited to, (a) our ability to obtain additional funding for development and operations, (b) the continued availability of management to execute the business plan, (c) successful deployment and market acceptance of our products and (d) the resolution of legal matters that may inhibit the execution of the business plan.

This annual report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties. Moreover, future revenue and margin trends cannot be reliably predicted.

Business Development

In September 2000, we were incorporated as Rocker & Spike Entertainment, Inc, a California corporation. Until December 31, 2000, operations consisted of organizational matters and the search for an operating company with which to perform a merger or acquisition. Effective January 1, 2001, we purchased the assets and web domain of Accident Reconstruction Communications Network from its sole proprietor. Following the acquisition, we changed our name from Rocker & Spike Entertainment, Inc. to Reconstruction Data Group, Inc. At that time, we provided research, communication and marketing exposure to the accident reconstruction industry through our website and seminars.

In April 2003, we entered into a merger agreement with Verdisys, Inc. (“Verdisys”). Verdisys was initially incorporated as TheAgZone Inc. in 1999 as a California corporation. Its purpose was to provide e-Commerce satellite services to agribusiness. They changed their name to Verdisys in 2001, and in 2003, with the acquisition of exclusive rights to a proprietary lateral drilling process throughout most of the U.S. and Canada, they changed their market focus to concentrate on services to the oil and natural gas (“oil and gas”) industry.

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

Business of Issuer

Our mission is to substantially improve the economics of existing oil and gas operations through the application of our licensed and proprietary technologies. We have been striving to develop a commercially viable lateral drilling technology with the potential to penetrate through well casing and into reservoir formations to stimulate oil and gas production. In 2003, with the acquisition of exclusive rights to a proprietary horizontal drilling process we began to deploy lateral drilling services in the field. In mid 2004, it became apparent that this process was limited in its application to various types of oil and gas formations. After redesigning and improving the existing process and designing and testing some newer technologies, we now believe that we can deliver a valuable and cost effective production enhancement service to onshore oil and gas producers, particularly operators of marginally producing fields. The goal is to make this new service reliably predictable and consistently dependable for our customers. Our next step is to build our first new generation lateral drilling rig with the capability of abrasive fluid jetting and generating much higher hydraulic horsepower. Following favorable results and customer acceptance of this initial rig’s capabilities, we intend to order the construction of additional rigs and significantly grow the deployment of our abrasive jetting service. Funding for developing this abrasive cutting capability into a lateral drilling application is expected to come from current and future capital commitments as well as from the proceeds of the assignment of the exclusive rights acquired in 2003. No assurances can be given that the capital from these sources will be adequate. If this is the case, we will be required to obtain additional capital from equity markets. No assurances can be given that such capital will be available or that the terms will be acceptable.

Verdisys, Inc.	Annual Report

Our primary segment will be our abrasive jetting lateral drilling business. We intend to deploy a commercially viable lateral drilling technology with the potential to penetrate though well casing and into reservoir formations to stimulate oil and gas production using specially fabricated mobile drilling rigs. This service should provide oil and gas producers with an attractive, lower cost alternative to existing well stimulation or horizontal drilling services.

Our secondary business segment is providing satellite services to oil and gas companies. This service allows them to remotely monitor and control well head, pipeline or drilling operations through low cost broadband data and voice services to remote operations where conventional land based communication networks do not exist or are too costly to install. Longer term, our vision is to introduce additional early stage technologies in the energy service sector, all of which would fit our mission of helping energy companies economically produce more oil and gas.

Industry

We operate in the oilfield service industry which services the broader energy industry, where companies explore, develop and produce oil and gas. This industry is comprised of a diversity of operators, ranging from the very small to the extremely large. While the major portion of oil and gas production is provided by very large international oil companies, there are also a large number of smaller independent companies, who own the vast majority of existing wells.

As a smaller firm with a specialized service, we intend to provide lateral drilling and satellite services to both small and large operators in the energy industry. Initially, the lateral drilling business will be focused toward North American onshore-based independent producers while the satellite business already has the large oil and gas operators as customers. As we grow, we intend to cater to all segments of the industry in situations where the application of our services can add value to our customers.

Demand for our services depends on our ability to demonstrate improved economics to the oil and gas production sector we serve. We believe that they will use our lateral drilling service where it costs less than alternative services and/or when they perceive it enhances production. It will also be driven by macro-economic factors driving oil and gas fundamentals. The report of the Energy Information Agency of the U.S. Department of Energy entitled “International Energy Outlook 2000” forecasts that world oil consumption will increase at an annual rate of approximately 2% through 2020 and that world gas consumption will increase at an annual rate of approximately 3% over the same period. The projected increase in demand for oil is based on worldwide economic and population growth, primarily in developing countries. The projected increase in gas consumption over this period is expected to result from higher demand across residential, industrial and commercial sectors, as well as from the increasing use of gas as a source of fuel for electric power generation, particularly in North and South America. We also believe that reliance on traditional sources of oil and gas will be limited due to the inadequate delivery infrastructure and political unrest in major supplying countries.

The U.S. Geological Survey estimates there are 1,400 trillion cubic feet (“Tcf”) of recoverable gas resources in the U.S.– enough to last decades – “But most of it is off-limits to recover because of restrictive environmental rules and lawsuits.” This is particularly the case with drilling moratoriums on the East and West Coasts of America, parts of the Rocky Mountain Area and Alaska. On its website, www.naturalgasfacts.org, the American Petroleum Institute advocates “A multi-pronged approach is essential for meeting future U.S. gas demand: (1) using energy wisely and conserving where possible; (2) developing more U.S. supplies; (3) diversifying supplies through pipelines to bring Arctic gas to consumers; (4) facilitating more liquefied gas (LNG) imports.” We believe a more immediate impact can be made by exploiting existing U.S. supplies. Developing such supplies is dependent on drilling new wells in existing fields, or new reserves in expensive less accessible fields. We believe our lateral drilling technology can access previously uneconomic reserves and bring them to market cost effectively thereby helping to resolve this supply/demand imbalance.

The Office of Fossil Energy, U.S. Department of Energy, estimates there are nearly 500,000 oil wells and 230,000 gas wells that are marginal or classified as “stripper” wells. These stripper wells produce either 15 barrels or less of oil a day or 60 thousand cubic feet of gas or less a day. Although low producing stripper wells account for the “same of the amount of oil that America imports from Saudi Arabia” according to the Office of Fossil Energy “together (stripper wells) account for 1.25 Tcf of gas, or about 8 percent of the gas produced.” Such wells are potentially considered uneconomic or marginal with the strong potential of being abandoned due to poor production economics. Indeed approximately 150,000 marginal wells were abandoned between 1993 and 2000 “costing the U.S. more than $3.5 billion in lost economic output” according to the Office of Fossil Energy. In seeking to revitalize marginal and stripper wells both the Department of Energy and American Petroleum Institute have emphasized the need for new technologies to access more of the reserves available. We believe we have the

Verdisys, Inc.	Annual Report

ability to generate new business by re-entering existing wells rather than being dependent on the production companies drilling new wells. With our unique abrasive jetting well stimulation and lateral drilling technology, we believe we can provide potentially improved recovery rates rather than abandoning a field because of the depletion of its oil or gas reserves.

We believe that producing companies will react to the combination of the increased demand and the decreased supply of oil and gas in a manner that requires them to utilize both segments of our business. We believe that oil and gas producers have great economic incentive to recover additional production and reserves from known reservoirs rather than pursuing a more risky exploration approach. Our extraction methods may permit producers to add value by potentially recovering a significant additional percentage of the oil and gas from a reservoir. We believe that there exists a large potential market in North America that comprises logical candidates to apply our abrasive jetting lateral drilling method.

Activity in the energy services industry tends to be cyclical with oil and gas prices. In addition to the currently positive industry fundamentals, we believe the following sector-specific trends enhance the growth potential of our business:

•	While oil prices are unpredictable, they have remained and are projected to remain relatively high by historic terms for several years. Continuing high consumption, limitations in delivery infrastructures and political unrest in major supplying countries are expected to be contributing factors.

•	Gas prices are projected to remain high for several years due to the combination of strong demand and major supply constraints. About one-half of U.S. reserves have been depleted with the remainder increasingly expensive and difficult to reach. Significant new supplies from Alaska and the Canadian north require the construction of new pipelines which are estimated to be several years away. The situation is serious enough that Federal Reserve Bank Chairman Greenspan has expressed concern as to its effect as a constraint to U.S. economic growth.

•	There is no substitution threat to oil and gas in the foreseeable future. In particular, any significant substitution by hydrogen or any other potential source is believed by management to be some decades away.

Abrasive Jetting Lateral Drilling Services

Our abrasive jetting service intends to provide casing milling, well stimulation and lateral drilling services to oil and gas producers. We have signed an exclusive worldwide licensing agreement with Alberta Energy Holdings (“Alberta”) for the application of their patent pending Abrasive Fluid Jet (“AFJ”) cutting technique to cut through well casing and formation rock in oil and gas wells. AFJ is being added to, and will enhance the existing principles of lateral drilling and completion techniques utilized by us and the industry. Applications of such abrasive cutting techniques are a proven feature in industries as diverse as munitions disposal in the military, offshore platform dismantlement in the salvage industry and cutting specialty glass and steel in the machining business. We would be among the first to commercially apply the proven abrasive fluid techniques to the energy producing business.

We have commenced the construction of a new generation drilling rig based upon modifications using existing coiled tubing technology. The capabilities of our new rig will include: 1.0 - 1.5 inch coiled tubing with a depth capability of 8,500 feet, a fluid pressure pumping system generating up to 15,000 pounds per square inch and a flow rate in excess of twenty gallons per minute; an abrasive slurry system capable of delivering 150 pounds of abrasive material at thirty minute intervals; and a computer-controlled system to guide and control the down-hole formation access tool for precise casing milling and jetting services. Based upon our current schedule we expect this rig to be completed and commercially ready for service during the summer of 2005. After the initial rig establishes a reliable and commercial oilfield service, we intend to begin construction on additional rigs with similar capabilities as the market demands.

Abrasive cutting utilizes high-pressure fluid and up to 15% of abrasives, such as fine garnet sand, up to 15,000 pounds per square inch. It can cut through surfaces as tough as four inches of steel as well as granite rock. Abrasive cutting represents an off-the-shelf technology requiring application to drilling rather than developing a new invention. The successful application of abrasive cutting should allow us to provide a range of services to well operators such as conventional milling, specially designed completions and well stimulation.

Verdisys, Inc.	Annual Report

We believe that our abrasive jetting lateral drilling will have the ability to access previously uneconomic reserves and bring them to market cost effectively, due to our unique and environmentally sound drilling process. These services have appeal for both small independent operators as well as large integrated companies. At our lower comparative costs, we can make it feasible to enhance production from a large potential market in North America and worldwide that would otherwise be cost prohibitive to recover. The existing oil and gas independent producers in North America are leading potential customers of these services.

Many of the nation’s mature oil and gas fields contain new infield reservoir compartments and bypassed pockets of productive zones that have not been economic to produce. By extending 2” or greater diameter channels extended distances in multiple directions from the casing of the well, our lateral drilling provides an economic way to enhance production levels of existing reservoirs. Our lateral drilling process uses high pressure abrasive fluid jetting process, capable of drilling lateral holes from existing wells extended distances beyond the near well bore damage in wells as deep as 8,500 feet.

With conventional horizontal drilling, the transition from drilling vertically to horizontal drilling may take 200 feet or more and take many days to accomplish. With our patented technology, we can make this transition in two feet in a rapid fashion. This enables us to be extremely precise in targeting and staying within specific pay zones for a potentially significant enhancement to the production of the well.

We are developing abrasive jetting lateral drilling technology using specially designed deflection shoes, nozzles and hoses to drill 2” and larger diameter well bores into the producing formation in multiple directions. By increasing the surface area opened to the producing reservoir, oil or gas production should be increased, potentially a large value-added application in conventional drilling and completion operations. The figure below more precisely illustrates the process.

Verdisys, Inc.	Annual Report

Our abrasive jetting lateral drilling process is designed to work on both new and existing wells, but may have greater attraction to operators of marginal wells who may be otherwise ready to abandon these wells because they are no longer economically viable. The strong market potential is that this negates the continual need for more exploration, new drilling and denser infield drilling. Such fields that may be ready to be abandoned and have remaining resource potential, can have their production re-established and their economic lives significantly extended.

The figure below demonstrates how drilling multiple lateral wells from existing vertical well bores can drastically expand the production area within a given field. An average vertical well will recover petroleum from an area of up to 120 feet from the well bore. However, each lateral can extend in multiple directions from the well bore, thus potentially increasing the area of productive capacity several fold. With our lateral drilling process we have the ability to drill multiple laterals in different directions and at multiple depths within the same producing intervals in a matter of days. The average price for our service will range from $25,000 to $40,000 per well depending upon the size of the project. Specialized directional drilling companies typically charge $250,000 or more to drill horizontally in one direction and in only one horizon and may require weeks to drill each well.

Potential Benefits of our lateral drilling service:

•	Increase production rate and recoverable reserves from marginal wells.

•	Allows stimulation of wells with acid, steam, CO2, etc.

•	Allows multi-layer application in thicker reservoir zones.

•	Provides an economic alternative to conventional infield drilling programs.

•	Provides a time efficient and cost effective casing milling process.

•	Offers an alternative to high cost well stimulation services such as hydraulic fracturing.

•	Limits the time the well is out of production due to rapid jetting times.

Major Customers

We currently have no active customers as we are in the construction mode. However, we have strong indications of interest in using the new AFJ drill rig once it is placed into service.

Customer Acceptance

We are encouraged by the level of interest from several existing and prospective customers in the lateral drilling technology as it relates to conventional oil and gas production as well as coal bed methane opportunities.

Our abrasive jetting lateral drilling service directly competes with the need for new wells by laterally drilling from existing wells to extend the pay zone resulting in increased production through existing well bores. Our ability to target new or previously untapped deposits makes our technology potentially very compelling. By cost effectively extending the accessibility of reserves through the existing well bore, our technology can provide an economic alternative for a customer to add value to an existing field. The field operator’s next best economic alternatives are all more expensive than our service. This has the potential to be not only compelling economically but also very environmentally friendly because it uses previously established well bores rather than building new surface locations to drill new wells.

Verdisys, Inc.	Annual Report

According to the Department of Energy Report – Natural Gas Fundamentals, June, 2003, there are “Over 7,000 small independent businesses (that) drill 85% of wells and produce 65% of gas in the U.S. from over 350,000 U.S. wells.” These independent producers are potential customers for our lateral drilling service. In the same report it estimates 10,000 to 15,000 new gas wells are drilled and completed each year costing anywhere from less than $100,000 to several million. These new wells are necessary just to replace depleted supplies from existing wells in an effort to maintain current U.S. production levels.

Recent changes in U.S. tax laws provide for incentives to keep smaller oil and gas wells pumping even at lower energy prices. Operators of the nation’s 650,000 marginally producing wells, representing approximately 25% of total U.S. production, receive tax credits of up to $9 per well per day. We believe such credits will be reinvested by the operators toward services such as lateral drilling in an effort to increase production and the value of their oil and gas fields

Market

It has become clear in recent years that while the demand of oil and gas in the U.S. is growing, its ability to meet this demand from existing and new sources is declining. This accelerated decline will require producers to seek new extraction methods or technologies to exploit oil and gas production from existing fields and our abrasive jetting lateral drilling process is expected to help supply the need for these new technologies. According to the Department of Energy, there have been 2.25 million wells drilled in the U.S. since 1949. Many oil reservoirs have only had 35% of their reserves produced, leaving huge potential upsides.

Emphasis on Gas

The United States consumed 22.78 Tcf of gas in 2002 - heating over 60 million households and meeting 25% of the country’s energy requirements, according to the U.S. Energy Information Administration (EIA). In that same year, U.S. production of gas totaled 19.13 Tcf, 84% of the amount consumed. According to the EIA, this gap between demand and supply is estimated to grow over the next decade. Demand will grow because gas is a versatile, clean burning and, historically, an economic fuel. At the same time, the new domestic fields being found are smaller and have shorter productive lives. So, with legal and political barriers to drilling on new lands, producers will seek alternative to extend the lives from existing fields, such as new energy service technologies.

Competition

Source: Department of Energy – Natural Gas Fundamentals, June, 2003

Verdisys, Inc.	Annual Report

Our lateral drilling business should operate in a niche that lies below the more expensive and higher impact conventional horizontal drilling business and the much cheaper and lower impact perforation business. Our lateral drilling service can provide significant reservoir exposure, and therefore greater production potential, like horizontal drilling at closer to the cost of the perforation service.

Conventional horizontal or directional drilling is slow and significantly more expensive to the extent that it is only being used if its much longer drilling radius was required as is necessary in offshore or environmentally sensitive areas. Companies offering this service include Halliburton, Baker Hughes, Schlumberger and other independent service companies. They traditionally drill one lateral through the existing well bore. That lateral can take over 200 feet to achieve the turn to the horizontal and be limited to only one “pay” zone. It usually costs over $250,000 and positive financial returns require very high producing rates.

However, many of our competitors are better financed, equipped and resourced than us.

Satellite Services

Our second business segment provides satellite services to oil and gas producers. It has been common practice to gather much of the data involved in energy management manually. This is not only expensive but also causes a significant time lag in the availability of critical management information. The Verdisys Satellite Private Network (VSPN’s) services utilize two-way satellite broadband to provide oil and gas companies with a wide variety of remote energy management applications. Our satellite services can be optimized to provide cost effective applications such as Voice over Internet “VoIP”, Virtual Private Networking “VPN” and Real-time Supervisory Control and Data Acquisition Systems, commonly referred to as SCADA. SCADA permits oil and gas companies to dispense with a manual structure and move to a real-time, automated, energy management program. Utilizing SCADA, a service we currently offer, production levels can be optimized to meet current market conditions and commitments.

At present, we are shipping modem hardware from ViaSat, Isotropic Networks and Spacenet, space segment services from SES and Loral and hub services from Constellation, Spacenet and Immeon.

VSPN uses satellite communications that are low cost and that ensure worldwide availability, even in geographic areas with a poor communications infrastructure. VSPN is based on industry standards to lower implementation costs and to simplify the integration into existing systems. Reliability and availability are critical considerations for SCADA. VSPN is provided twenty four hours a day, seven days a week with 98.2% availability virtually anywhere in the world and there are fewer points of failure than comparable terrestrial services. It provides uniform service levels, and is faster and more cost effective to deploy. VSPN is also very flexible and easily accommodates site additions, relocations, bandwidth expansion, and network reconfiguration.

Verdisys, Inc.	Annual Report

Additionally, security, integrity, and reliability have been designed into VSPN to ensure that information is neither corrupted nor compromised. VSPN communications are more secure than many normal telephone lines.

Major Customers

Our current satellite services customers include Apache Corporation with 40 remote sites, BP America Production Company with 20 remote sites, Noble Energy with 22 remote sites and Dynegy Inc. with 11 remote sites. We are also breaking into new markets in West Africa with ExxonMobil, Kellogg Brown & Root Inc. and General Electric Power Company. Contracts are usually for hardware, backhaul, and bandwidth. We are dependent upon a small number of customers which tend to be large companies with extensive remote operations. However, virtually any oil and gas producer, of which there are thousands, is a potential customer for our satellite services.

Market

There are more than two million oil and gas wells in existence in the United States alone, many of which could benefit from the economics of Verdisys’ high speed connectivity services. Our focus is serving the needs of oil and gas producers worldwide to control their production effectively and to enhance customer satisfaction by providing worldwide real-time access to information. This market for satellite services is very competitive with increasing pressure on margins as our larger competitors offer services at substantially discounted prices. We attempt to compete against such competitors by addressing niche market needs and offering alternative solutions that solve customers’ more difficult communication problems at more cost effective rates. We utilize satellite, Wi-Fi and other wireless technology for the last mile of wellhead connectivity for these customers and focus almost exclusively on the oil and gas market. The common denominator throughout is Multiple Protocol Label Switching “MPLS/ATM” network transport services.

Competition

The satellite communication industry is intensely competitive due to overcapacity, but the competition is less severe in the oil and gas producing sector. Other satellite services providers in the oil and gas industry include Petrocom, Stratus Global, Tachyon, Schlumberger and Caprock. Caprock, Schlumberger and Stratus are focused on the top 5% of the market, particularly offshore platforms, and Petrocom and Stratus Global are focused on the offshore market using a traditional wireless network. Our satellite services offer advantages over those services by:

•	Customizing the provided service to better meet the customer’s needs;

•	Offering superior speed;

•	Providing single vendor convenience; and

•	Offering lower up-front infrastructure and operating costs.

Insurance

Our operations are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, craterings, fires and oil spills. These conditions can cause:

•	personal injury or loss of life,

•	damage to or destruction of property, equipment and the environment; and

•	suspension of operations

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

Patents and Licenses

In November 2004, we signed an exclusive worldwide licensing agreement with Alberta for the application of their patent pending AFJ cutting technique to cut through well casing in oil and gas wells. The agreement is for a term of ten years and automatically extends for additional two-year terms unless we give notice at least thirty days prior to the expiration of any term. The license is automatically renewable provided we pay a minimum royalty payment of $50,000 per year beginning with the 12 month period immediately following commercial deployment of the first mobile drilling unit.

Under the terms of the licensing agreement, as specific phases of the AFJ process are successfully applied, Alberta is entitled to receive four tranches of warrants for our common stock. Each tranche will entitle Alberta the right to purchase 250,000 shares of our common stock and each tranche is contingent upon the attainment of certain specific milestones as fully described in the agreement. The warrants will have a three-year term, with an exercise price of $0.50 per share for the first tranche and $0.62 per share for the remaining tranches. The initial tranche will be fully vested as of the date of the agreement and the remaining warrants will vest at 31,250 shares per quarter from the date of issuance.

Under the terms of the agreement, we have agreed to pay Alberta a $10,000 per month consulting fee for six months beginning on November 30, 2004. In addition, royalties are payable by us at the rate of $1,000 per well for services billed at $40,000 or less and for services above $40,000, a royalty of 2% per well is payable quarterly. The agreement also provides for the mutual sharing of the proceeds from the sale of the technology by us, subject to a maximum of $10 million.

On April 24, 2003 we entered into an agreement to license the Landers Horizontal Drilling Process, based on U.S. Patent Nos. 5,413,184, 5,853,056, and 6,125,949 relating to certain oil and gas well production enhancement techniques and devices and related trade secrets with the inventor and holder of the patents and trade secrets, Carl Landers. The license gives us exclusive rights to apply the technology and the related trade secrets in all of the U.S. (except for part of Colorado West of the Rockies, and Utah) and Canada. Mr. Landers also reserves the rights to certain applications in which he has a direct interest but may not compete with us. Any improvements to the technology remain the sole property of the licensor but are provided to us without additional licensing fees. The license terminates upon the expiration of the underlying patents, the earliest date being October 1, 2013. We amended the license on September 4, 2003, to provide for consideration to Mr. Landers of a fixed amount of $500 for every well drilled in which the Landers Horizontal Drill method is utilized, instead of the original 10% royalty payment, and 500,000 shares of our restricted common stock. In addition, in exchange for a reduction of the note payable associated with the license from $2,750,000 to $2,500,000, we issued an additional 125,000 shares of our restricted common stock. We amended the license again in February 2004 when $1,695,000 of outstanding payment obligations to Mr. Landers for technology fees were waived in exchange for the issuance of 300,000 shares of our common stock and the payment of $500,000 in cash.

On March 8, 2005, we entered into an Assignment of License Agreement with Maxim TEP, Inc. (“Maxim”). The President and Chief Executive Officer of Maxim is Dan Williams, our former President and CEO. Under the assignment, we assigned to Maxim our rights in the license of the Landers Horizontal Drilling Process; all current and future negotiations for assignments, sublicenses or territorial royalty pertaining to the license and two lateral drilling rigs. As consideration, Maxim agreed to pay us a total sum of $1.3 million payable in four installments (two of which were received by March 22, 2005) and release a $270,000 credit obligation we owe to Maxim. We will retain a non-exclusive sublicense interest in the Landers license, as long as we pay all required royalties on which the Landers Horizontal Technology is utilized.

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

Governmental Regulation

Our operations are subject to various local, state and federal laws and regulations intended to protect the environment. Our operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to our operations include those with respect to containment, disposal and controlling the discharge of any hazardous oilfield waste and other non-hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws protecting the environment have become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws may expose us to liability for the conduct of, or conditions caused by, others, or for our acts, which were in compliance with all applicable laws at the times such acts were performed. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws could be substantial and could have a material adverse effect on our financial condition. Management believes that it conducts our operations in substantial compliance with all material federal, state and local laws as they relate to the environment. Although we have incurred certain costs in complying with environmental laws, such amounts have not been material to our financial results.

We depend on the demand for our products and services from oil and gas companies. This demand is affected by changing taxes, price controls and other laws relating to the oil and gas industry generally, including those specifically directed to oilfield operations. The adoption of laws curtailing exploration and development drilling for oil and gas in our areas of operation could also adversely affect our operations by limiting demand for our products and services. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing legislation regulations or enforcement.

Our satellite services utilize products that are incorporated into wireless communications systems that must comply with various government regulations, including those of the Federal Communications Commission (FCC). In addition, we provide services to customers through the use of several satellite earth hub stations, which are licensed by the FCC. Regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by (1) restricting development efforts by us and our customers, (2) making our current products less attractive or obsolete, or (3) increasing the opportunity for additional competition. Changes in, or our failure to comply with, applicable regulations could materially harm our business and impair the value of our common stock. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems. This, in turn, may have a material adverse effect on our sales of products to our customers.

Research and Development Activities

During 2004 and 2003, we incurred an insignificant amount of research and development costs as it relates to our lateral drilling process. We incurred no research and development costs in our satellite business.

Employees

As of December 31, 2004, we had a total of seven employees, all of which were full-time employees. A new president and chief financial officer were brought into the company in January 2004. We also utilize a number of independent contractors and consultants to assist us conducting the drilling operations, installing the telecommunications equipment, maintaining and supervising such services, and the like, in order to complement our existing work force, as needed from time to time. Our agreements with these independent contractors and consultants are usually short-term. We are not a party to any collective bargaining agreement with any employees, and believe relations with our employees, independent contractors and consultants are good.

Verdisys, Inc.	Annual Report

Item 2. Description of Property

Office Facilities

We lease approximately 2,000 square feet of office space in Houston, Texas for our principal executive office at a cost of $2,800 per month. Our lease has been extended through August of 2006.

Equipment

As of December 31, 2004, our primary equipment consisted of three mobile lateral drilling rigs, which can be driven to oil and gas fields throughout North America. Lateral drilling equipment consists of heavy trucks mounted with high powered water compressors, flexible hose and other assorted downhole equipment which is used to conduct the lateral drilling process with high pressure jetting technology. We also maintained certain satellite communication and computer equipment at our principal executive office.

We believe that our facilities and equipment are in good operating condition and that they are adequate for their present use. However, the new generation drilling rig planned for 2005, will replace our plans to use the existing rigs designed under the Landers technology. In fact, under an Assignment of License Agreement, dated March 8, 2005, two of the existing lateral drilling rigs were sold.

Item 3. Legal Proceedings

Lawsuits Involving Edge Capital Group, Inc. (Settled)

Effective January 19, 2005, Edge Capital Group, Inc. (“Edge”), certain entities affiliated with Edge, Eric McAfee (our former Vice Chairman) and us, entered into a Settlement Agreement and Mutual Release to fully settle and resolve the disputes between Edge and its affiliated entities, Mr. McAfee, our directors and us. As part of the settlement, we issued an aggregate of 750,000 shares of our common stock along with warrants to purchase 750,000 shares of our common stock to Edge. In addition, we agreed to provide Edge a drilling rig to provide certain lateral drilling services. As part of the drilling services, Edge has agreed to provide a fee per well, along with a share of the revenues generated from each well drilled. Also, as part of the settlement, at closing, we have agreed to sublicense our Landers horizontal drilling technology to Edge for certain limited purposes. As part of the settlement, the parties to the agreement have agreed to a mutual release and have agreed to dismiss all pending claims and litigation between them upon performance of the obligations in the settlement agreement. If we do not perform our remaining obligations under the settlement agreement, this would cause the release to not be effective and could lead to the underlying lawsuit being reinstituted. An adverse finding in such lawsuit against us would have a material adverse effect on our financial condition.

We had initiated a lawsuit against Edge that requested a declaratory judgment that a purported agreement between us and Edge was not enforceable. It was filed in Montgomery County, Texas in February 2004. The lawsuit arose from Edge’s contention that one of our ex-officers committed us to purchase certain alleged oil and gas properties from Edge. Edge had filed a counterclaim against us and asserted claims against Dan Williams (our former President and CEO), Eric McAfee, Ron Robinson (our former CEO and current Board member), Andrew Wilson (our former CFO) and our current Board members Joseph Penbera, Frederick Ruiz, James Woodward and John Block. Edge has also made claims against Solarcom, L.L.C., DeLage Landen Financial Services, Inc., Andrew Wilson and Allen Voight. Edge had sought to enforce the agreement we challenged and alleged several causes of action including claims for fraud, breach of contract, negligence and conspiracy. Edge had asserted actual damages in excess of $85 million and has claimed punitive damages as well.

Edge and one of its apparent owners, Frazier Ltd., had initiated a lawsuit in Summin County, Ohio against us, Solarcom, L.L.C., DeLage Landen Financial Services, Inc. and Firstmerit Bank, N.A. that sought an injunction against the draw against a letter of credit pledged as collateral for a credit advanced to Edge. Edge asserted that its transaction with us was the product of fraud and that its creditor, DeLage Landen as assignee from Solarcom, should not be allowed to draw against Edge’s letter of credit from Firstmerit. The Ohio state court denied Edge’s request for a temporary injunction. The pleadings in the Ohio action did not include any claim for damages from us.

Verdisys, Inc.	Annual Report

Class Action Lawsuits (Settled)

In March 2005, we entered into an agreement, subject to court approval, to settle the class action lawsuit brought by former shareholders in March 2004 in the U.S. District Court for the Southern District. Under terms of the agreement, we will issue to the class 1,150,000 shares of common stock and pay up to $55,000 in legal and administrative fees for the plaintiffs. The lawsuit alleged that we and our former CEO, Dan Williams, and our former CFO, Andrew Wilson, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The lawsuits alleged that the defendants had made material misstatements about our financial results. More specifically, the Complaints alleged that the defendants had failed to disclose and indicate: (1) that we had materially overstated our net income and earnings per share; (2) that we prematurely recognized revenue from contracts between us, Edge and Energy 2000 NGC, Inc. (“Energy 2000”) in violation of GAAP and our own revenue recognition policy; (3) that we lacked adequate internal controls and was therefore unable to ascertain the true financial condition of the company; and (4) that as a result of recognizing revenue prematurely, our financial results were inflated at all relevant times. We had filed a motion to dismiss all actions in the litigation against us.

Securities and Exchange Commission Investigation Inquiries

We received notice, in January 2004, that the Securities and Exchange Commission (“SEC”) has initiated a formal investigation into our reporting practices and our public statements in 2003.

The SEC has requested substantiation and documentary evidence from us concerning the performance of certain lateral drilling services by subcontractors in the period from May 2003 to September 2003, supervision of such services by our executive management at the time, revenue recognition related to the performance of such services, the third quarter 2003 earnings restatement, public statements concerning the services performed, and related matters. The SEC has also requested information and documentary evidence related to our acquisition of certain assets of QuikView, Inc., a related party company, in June 2003. In its letters to us requesting documents, the SEC stated that the staff’s inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any persons, company or security.

Since December 2003, we have taken several steps to address issues related to the SEC’s inquiries, including the termination and replacement of the previous Chief Executive Officer and Chief Operating Officer and the reassignment of its Chief Financial Officer. Two directors have resigned from our board and we have appointed a new CFO. Internal controls have been strengthened overall, particularly with respect to the public release of information and the recognition of revenue. We had also initiated an internal investigation of the matters of concern to the SEC. Consequently, we restated our second and third quarter financial statements for fiscal year 2003 and deferred all revenue related to the aforementioned period until such time that we can substantiate whether or not the services were performed.

We are cooperating fully with the SEC, including the provision of numerous documents and voluntary testimony by our current executives. In December 2004, the staff of the SEC notified us that it was considering recommending that the SEC bring a civil injunction (including a possible permanent injunction and a civil penalty) against us alleging violations of provisions of the Sections 10(b), 13(b)(2)(A), 13(b)(2)(B) and 15(d) of the Securities Exchange Act of 1934 and rules promulgated thereunder in connection with the purchase and sale of our securities, recordkeeping, internal controls, certification and disclosure obligations. We were notified of our right to make a Wells submission. We have provided information to the SEC setting forth the specific steps we have taken to upgrade the quality and effectiveness of our board of directors, replace the previous management team with industry experts, improve our recordkeeping, internal and disclosure controls, and revenue recognition procedures. Although we are working to bring the matter to a prompt conclusion, we cannot make any assurance that the investigation will be resolved positively or that it will not have negative effects on our limited resources or our ability to raise capital and use our stock as acquisition currency during the period of the investigation.

Claims by Investor (Partially Settled)

In February 2005, we entered into an Agreed Judgment and Order of Severance with Gryphon Master Fund, L.P. (“Gryphon”) as to all breach of contract claims related to our delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, we are obligated to pay liquidated damages of $0.5 million to Gryphon on or before September 30, 2005. Additionally, Gryphon has agreed to abate their remaining claims and related discovery in the lawsuit against us until after September 30, 2005. We agreed to register the shares issued to Gryphon on or before March 2004 or be subject to certain liquidated damages. Gryphon had made a claim against us for the maximum liquidated damages in an amount of $400,000. Gryphon has also

Verdisys, Inc.	Annual Report

claimed that it has sustained actual damages in excess of $6.2 million. In July 2004, Gryphon filed a lawsuit in the state district court in Dallas County, Texas against us, alleging, among other things, breach of contract and securities fraud by us. In connection with the lawsuit, Gryphon requested liquidated damages, actual damages, punitive damages, interest, costs and attorneys’ fees among other claims. We intend to vigorously defend ourselves in this matter with respect to the remaining claims of Gryphon. If Gryphon prevails, it may obtain significant damages that may have a material adverse effect on our financial condition.

Claim by Former CEO

In July 2004, we were informed that one of our former Chief Executive Officers filed a lawsuit against us for breach of contract and wrongful discharge. The lawsuit seeks relief in excess of $0.5 million related to an alleged employment agreement and damages related to an excess of 4 million stock options claimed due pursuant to the alleged employment agreement. The lawsuit was filed in state court in San Diego, California. We intend to vigorously defend ourselves in this matter. If the plaintiff prevails, they may obtain significant damages that may have a material adverse effect on our financial condition.

Energy 2000 (Settled)

In October 2004, we entered into an agreement with Berg McAfee Companies, Energy 2000 and Eric McAfee (collectively, “McAfee Group”) to settle several outstanding legal issues. Energy 2000 has agreed to settle a finders fee and lateral drilling services dispute by delivering 300,000 shares of Natural Gas Systems, Inc. (“NGS”) stock into escrow for us. We have plans to monetize those shares as soon as practical. Furthermore, to settle the “Lawsuits Involving Edge Capital Group, Inc.”, the McAfee Group exchanged 500,000 shares of NGS for 500,000 shares of our common stock. In January of 2005, the McAfee Group replaced the 500,000 shares of NGS stock with $625,000 in cash. We submitted that cash and an additional 250,000 shares of our common stock to Edge as part of that settlement. We have also agreed to dismiss the QuikView, Inc. lawsuit, which we had filed against certain individuals.

Concluding Statement

We have never been in bankruptcy, receivership or any similar legal proceeding. Other than the aforementioned legal matters, we are not aware of any other threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

As part of our regular operations, we may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters. Although we can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the company, except as described above, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Verdisys, Inc.	Annual Report

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

After the consummation of the merger between Reconstruction Data Group, Inc. and Verdisys, our common stock commenced trading on the OTC Bulletin Board on July 18, 2003 under the symbol “VDYS.” Prior to the merger, our common stock had been listed for trading on the OTC Bulletin Board under the symbol “RDGI”. The RDGI stock was listed on January 13, 2003, but active trading did not begin until May 2, 2003. The following table sets forth, for the periods indicated, the high and low bid prices of a share of our common stock as reported on the OTC Bulletin Board since active trading began on May 2, 2003. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	HIGH	LOW
2003
Second Quarter (from May 2, 2003)	$1.72	$1.53
Third Quarter	$6.32	$5.65
Fourth Quarter	$11.03	$10.14
2004
First Quarter	$9.54	$3.35
Second Quarter	$4.75	$1.50
Third Quarter	$1.95	$0.25
Fourth Quarter	$1.00	$0.40

Holders

As of February 28, 2005, we had 34,973,673 shares of common stock issued and outstanding and held by approximately 500 shareholders.

Dividends

We have never paid cash dividends. At present, we do not anticipate paying any dividends on our common stock in the foreseeable future and intend to devote any earnings to the development of the company’s business.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities shown in first column)
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders	2,413,680	$1.67	5,586,320
Total	2,413,680	$1.67	5,586,320

Verdisys, Inc.	Annual Report

Recent Sales of Unregistered Securities

The following table details shares issued under transactions that were a private offering we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. The sales of stock were to individuals or entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to us. Furthermore, no advertisements were made and the securities are restricted pursuant to Rule 144.

Date	Number of Shares of Common Stock	Value	Offering Costs	Other Terms
January and February 2005	433,000	$216,500	15,800 shares of common stock and warrants to purchase 15,800 shares of our common stock at $1.00 per share	Two year warrants to purchase 433,000 shares of our common stock at a price of $1.00 per share were issued in connection with the private placement. The proceeds will be allocated between the common stock and the warrants based on their respective relative fair values.

May through June 2004	179,500	$359,000	17,950 shares of common stock and warrants to purchase 7,180 shares of our common stock at $2.00 per share	Two year warrants to purchase 71,800 shares of our common stock at a price of $2.00 per share were issued in connection with the private placement. The proceeds were allocated between the common stock and the warrants based on their respective relative fair values.

July through August 2003	609,000	$1,218,000	59,400 shares of common stock and warrants to purchase 9,501 shares of our common stock at $2.00 per share

The following table details sales of stock we believe to be exempt from registration under Section 4(2) of the Securities Act. Each of the recipients of our stock was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had access to information concerning us and our business prospects. Furthermore, no advertisements were made and the securities are restricted pursuant to Rule 144.

Date	Number of Shares of Common Stock	Value	Comment

Fourth Quarter of 2004	104,000	$52,000	Shares issued in payment of consulting services.

Fourth Quarter of 2004	250,000	$75,000	To settle a dispute with a former consultant.

Fourth Quarter of 2004	400,000	$200,000	Shares for cash.

Third Quarter of 2004	30,000	$15,000	Shares issued in payment of a future fundraising effort.

Third Quarter of 2004	300,000	$213,000	Shares issued in lawsuit settlement.

February 2004	300,000	$1,920,000	Shares issued in payment of outstanding obligations to Mr. Landers for technology fees.

September 2003	500,000	$2,275,000	Shares issued in exchange for amendment to Landers licensing agreement.

July 2003	125,000	$250,000	Shares issued in payment of note payable to Mr. Landers.

Verdisys, Inc.	Annual Report

Other Sales

In January 2005, we issued 16,000 shares of our common stock for the payment of leasing fees valued at approximately $8,000 and 10,666 shares of our common stock to settle unpaid compensation issues with two former AgZone employees. We also issued 388,502 shares of our common stock under a program to compensate our directors, employees, contractors and former employees for unpaid wages, commissions and director fees incurred in 2004. Additionally, 500,000 shares of common stock were issued to Edge under the final terms of the lawsuit settlement agreement.

In October 2004, we issued 750,000 shares of our common stock in a move to settle outstanding litigation matters. In a Settlement Agreement and Mutual Release (“Agreement”) between Edge, Eric McAfee and us, the parties would release each other from any claims upon the completion of the terms of the Agreement. As a part of this Agreement, 250,000 shares of our common stock were placed in escrow for the benefit of Edge. In October 2004, we entered into an agreement with Berg McAfee Companies, Energy 2000 and Eric McAfee (collectively, “McAfee Group”) to settle several outstanding legal issues. Under this agreement, 500,000 shares of our common stock were placed in escrow for the benefit of the McAfee Group. In return, the McAfee Group contributed 875,000 shares of NGS. Further detail on these agreements can be found in the “litigation” section of this Form 10-KSB. The shares of stock were issued in transactions we believe to be exempt from registration under Section 4(2) of the Securities Act. The recipient of our stock was an accredited investor as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had access to information concerning us and our business prospects. Furthermore, no advertisements were made and the securities are restricted pursuant to Rule 144.

On October 23, 2003, we sold 833,333 shares of our common stock to Gryphon Master Fund, L.P. at $6.00 per share for total proceeds of $5,000,000. Since the 30 day average closing price of our common stock dropped below $6.00 per share in the ten months subsequent to the agreement, we were required to issue 277,778 additional shares of common stock in the fourth quarter of 2004 for no additional compensation. Therefore a total of 1,111,111 common shares were issued for an average price of $4.50 per share under this transaction. Stonegate Securities, Inc. served as our placement agent and offering costs associated with the sale were $420,000 in cash, warrants to purchase 83,334 shares of our common stock at $6.00 per share expiring October 24, 2008 and 20,000 shares of our common stock. The warrants are exercisable until October 24, 2008 by paying cash at the exercise price or by electing a cashless exercise. The transaction was a private offering we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. The sales of stock were to individuals or entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to us. Furthermore, no advertisements were made and the securities are restricted pursuant to Rule 144.

On July 18, 2003, we, as RDGI, executed an Agreement and Plan of Merger with Verdisys whereby the shareholders of Verdisys received 25,103,223 shares of our common stock in exchange for all of the 25,103,223 shares of Verdisys common stock then outstanding. The operations and management of Verdisys became our own, and we changed our name to Verdisys Inc. The shares of stock were issued in the transaction we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act. The issuances were a share for share exchange resulting in a similar investment to that originally contemplated due to the continuation of management and business plan; the recipients in the exchange were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and took their shares for investment purposes without a view to distribution; they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Common Stock Issued Upon Exercise of Options

Date	Shares Issued Upon Exercise	Value	Comment

Second Quarter of 2004	344,583	$34,458

First Quarter of 2004	25,000	$2,500

Fourth Quarter of 2003	100,000	$10,000

Second Quarter of 2003	2,409,291	$240,929	In lieu of cash, we agreed to expense the exercise price.

Verdisys, Inc.	Annual Report

Common Stock Issued Upon Exercise of Warrants

Date	Shares Issued Upon Exercise	Value	Comment
Second Quarter of 2004	57,658	$5,766

First Quarter of 2004	779,597	$38,494	Includes cashless exercise of 400,000 warrants for 395,022 shares of common stock.

Fourth Quarter of 2003	245,631	$29,564

Third Quarter of 2003	269,547	$177,751

Second Quarter of 2003	430,000	$56,500

Second Quarter of 2003	950,000	$95,000	Accounts payable reduced in lieu of cash for exercise.

Second Quarter of 2003	200,000	$20,000	Note payable reduced in lieu of cash for exercise.

Options

The following table summarizes option grants for the last three years:

Date	Number of Shares	Exercise Price	Market Price	Vesting	Term (years)	Fair Value	To Whom Issued

July 2004	770,000	$0.90	$0.90	Quarterly over 3 years	10	$689,232	Officers

May 2004	72,000	$2.20	$2.20	Quarterly over 1 year	10	$156,913	Non-employee directors

Jan 2004	230,000	$4.28	$4.28	Quarterly over 1 year	10	$890,785	Officers

Jan 2004	80,000	$4.28	$4.28	Immediate	10	$309,840	Non-employee directors

Dec 2003	500,000	$9.55	$9.55	10% immediate, 80% over 12 months, 10% on performance	10	$4,061,703	Officer/director

Aug 2003	100,000	$4.10	$4.10	Quarterly over 1 year	5	$321,024	Employee

April 2003	750,000	$0.10	$0.50	Quarterly over 3 years	10	N/A	Officer

April 2003	250,000	$0.10	$0.50	Quarterly over 1 year	10	N/A	Non-employee directors

April 2003	250,000	$0.10	$0.50	Quarterly over 1 year	10	N/A	Officer/director

April 2003	30,000	$0.10	$0.50	Over 4 months	10	N/A	Officer

Dec 2002	3,450,000	$0.10	$0.50	Quarterly over 4 years	10	N/A	Officers and employees

June 2002	350,000	$0.10	$0.50	Quarterly over 1 year	10	N/A	Officers and directors

April 2002	105,000	$0.10	$0.50	Quarterly over 1 year	10	N/A	Employees

April 2002	2,000,000	$0.10	$0.50	Quarterly over 2 years	10	N/A	Officer

April 2002	200,000	$0.10	$0.50	Quarterly over 3 years	10	N/A	Employee

2002	1,050,000	$0.10	$0.50	Over 12 months	10	N/A	Officers

Verdisys, Inc.	Annual Report

We recorded expense of $245,829 and $714,524 for the intrinsic value associated with the options vesting in 2004 and 2003, respectively. The expense is included in selling, general & administrative expense on the statement of operations.

Warrants

The following table summarizes warrants granted for the last three years:

Date	Number of Shares	Exercise Price	Term (years)	Other
Jan & Feb 2005	408,000	$1.00	2	Issued in connection with Private Placement.

Jan & Feb 2005	15,800	$1.00	2	Offering costs of Private Placement.

October 2004	100,000	$0.001	1	Issued in connection with aggregate convertible notes of $200,000 to Berg McAfee and Eric McAfee. The notes have been discounted for the relative fair value of the warrants.

October 2004	250,000	$0.50	3	Issued to Alberta as part of a licensing agreement. The fair value of $199,750 was expensed in 2004.

August 2004	140,000	$0.80	2	Issued to certain subcontractors and the fair value of $98,000 was expensed in 2004. 20% of the warrants vest immediately and the balance vest 20% every 90 days thereafter.

July 2004	100,000	$0.001	1	Issued in connection with $200,000 in convertible notes to third party lenders. The notes have been discounted for the relative fair value of the warrants.

July 2004	75,000	$0.01	2	Issued in connection with $150,000 in convertible notes to third party lenders. The notes have been discounted for the relative fair value of the warrants.

May & June 2004	71,800	$2.00	2	Issued in connection with Private Placement.

June 2004	7,180	$2.00	2	Offering costs of Private Placement.

May 2004	37,000	$2.00	1	Issued in connection with $185,000 in promissory notes to third party lenders. The notes have been discounted for the relative fair value of the warrants.

Fall 2003	92,835	$6.00	5	Issued in connection with raising $5,000,000 from Gryphon and the fair value of $822,738 has been treated as a cost of fundraising.

Fall 2003	9,501	$2.00	5

Summer 2003	150,000	$0.10	1	Part of a settlement, along with $28,000 in cash, with the two original founders for various debts recorded on the books at $576,000. The warrants were valued at $0.40 per share or $60,000, resulting in a contribution to capital of $488,000.

May 2003	2,644,438	$0.10	Var	Issued to former employees and the fair value of $1,050,687 were expensed in 2003.

April 2003	200,000	$0.10	4	Issued to consultants and the fair value of $80,000 was expensed in 2003.

April 2003	232,334	$0.75	1	Previously expired warrants were extended.

2002	120,000	$0.10	4	Issued to investors and fair value of $4,800 expensed in 2002.

2002	980,000	$0.10	5	Issued to consultants and the fair value of $392,000 was expensed in 2002.

Verdisys, Inc.	Annual Report

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Our mission is to substantially improve the economics of existing oil and natural gas operations through the application of our licensed and proprietary technologies. We have been striving to develop a commercially viable lateral drilling technology with the potential to penetrate through well casing and into reservoir formations to stimulate oil and gas production. In 2003, with the acquisition of exclusive rights to a proprietary horizontal drilling process we began to deploy lateral drilling services in the field. In mid 2004, it became apparent that this process was limited in its application to various types of oil and gas formations. After redesigning and improving the existing process and designing and testing some newer technologies, we now believe that we can deliver a valuable and cost effective production enhancement service to onshore oil and gas producers, particularly operators of marginally producing fields. The goal is to make this new service reliably predictable and consistently dependable for our customers. Our next step is to build our first new generation lateral drilling rig with the capability of abrasive fluid jetting and generating much higher hydraulic horsepower. Following favorable results and customer acceptance of this initial rig’s capabilities, we intend to order the construction of additional rigs and significantly grow the deployment of our abrasive jetting service. Funding for developing this abrasive cutting capability into a lateral drilling application is expected to come from current and future capital commitments as well as from the proceeds of the assignment of the exclusive rights acquired in 2003. No assurances can be given that the capital from these sources will be adequate. If this is the case, we will be required to obtain additional capital from equity markets. No assurances can be given that such capital will be available or that the terms will be acceptable.

Risk factors

Although we believe that our expectations regarding future events are based on reasonable assumptions, we cannot assure you that such expectations regarding future developments will be realized. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including the risk factors described below. The risks and uncertainties described below are not the only ones we face; there may be additional risks and uncertainties not presently known to us or those we currently believe are immaterial which could also have a negative impact on our business, financial condition and operating results.

GENERAL RISKS RELATING TO OUR COMPANY

1. We have a limited operating history, which makes it difficult to evaluate our business performance.

We have been in existence for a few years, but we have been conducting drilling operations using the proprietary lateral drilling technology only since June 2003 and satellite services to the oil and gas industry only since June 2002. We have commenced the construction of our first rig utilizing the abrasive jetting technology to the down-hole milling and lateral jetting techniques. Abrasive jetting has been successfully commercialized in several industries but is not yet proven in the energy drilling industry. Because we have a limited operating history, there is little historical financial data upon which an investor may evaluate our business performance. Our revenue and income potential are unproven. An investor must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in a rapidly evolving market. These risks and difficulties include our ability to develop our infrastructure, reliability in the milling process in our lateral drilling technology, attract and maintain a base of customers, provide customer support, personnel, and facilities to support our business, and respond effectively to competitive and technological developments. Our business strategy may not be successful or may not successfully address any of these risks or difficulties. While we believe our business model will permit us to generate substantial revenues, there is no guarantee that the revenues will be realized. Failure to realize the revenue may have a material adverse effect on our financial condition.

Verdisys, Inc.	Annual Report

2. We are an investment risk because business and marketing strategies planned are not proven.

We have no established basis to assure investors that business or marketing strategies will be successful. We are highly dependent upon the acquisition of subscribers for our satellite division; selection of, and productivity from, appropriate oil and gas wells; as well as the effective application of technologies and services within operations. Our business model and marketing strategies anticipate such application and productivity, yet are unproven by a significant history of business operations. Failure to prove that our business model and strategies work through continued operations may have a material adverse effect on our business and financial condition.

3. We may require additional capital in the future, which may not be available to us.

We may need to raise additional funds through public or private debt or equity financing or other various means. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result, and such equity may have rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, we may be required to agree to covenants that may restrict our ability to expend or raise capital in the future. If funding is insufficient at any time in the future, we may be unable to fund acquisitions, take advantage of business opportunities or respond to competitive pressures. Failure to raise additional capital in the future may have a material adverse effect on our financial condition.

4. Our auditors have expressed doubt as to our ability to continue as a going concern.

As noted in the Independent Auditors Report (See Financial Note 2), our continued substantial operating losses raise substantial doubt as to our ability to continue as a going concern. We are in an early stage of development and are rapidly depleting our cash resources, therefore we have determined that we will need to raise additional financing in the short term to continue in operation and fund future growth. We incurred liquidated damages claimed by an investor of $500,000 related to the timing of providing registration rights for the private financing that it arranged in November 2003. We also have significant contingent liabilities, which may be determined adversely to us. If we are unable to raise additional financing to satisfy these obligations this would have a material adverse effect on our operations.

We currently plan to raise additional financing. The use of stock for currency in financing or making acquisitions may be heavily curtailed while we are under SEC investigation. (See Financial Note 17) If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

5. We experienced operating losses in 2002, 2003 and 2004, and this trend may continue.

We suffered net losses of $3,128,782 for the year ended December 31, 2002, $7,356,045 for the year ended December 31, 2003, and $5,590,275 for the year ended December 31, 2004. The volatility underlying the early stage nature of our business and our industry prevents us from accurately predicting future operating conditions and results, and we could continue to have losses. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations. If cash needs exceed available resources, there can be no assurances that additional capital will be available through public or private equity or debt financings. Sustained losses will continue to have a material adverse effect on our business.

6. Significant amounts of our outstanding common shares are restricted from immediate resale but may be available for resale into the market in the near future, possibly causing the market price of our common stock to drop significantly.

As of February 28, 2005, we had 34,973,673 shares of common stock issued, outstanding and held by 481 shareholders of record.

As restrictions on resale for outstanding shares end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them in an excessive amount relative to the market demand for our shares. An excessive sale of our shares may result in a material adverse effect on the price of our common stock, and our ability to raise capital.

7. One principal stockholder can influence the corporate and management policies of our company.

Berg McAfee Companies, and its affiliates, effectively control approximately 30% of the outstanding common stock. Therefore, Berg McAfee Companies, and its affiliates, may have the ability to substantially influence all decisions made by us. Additionally, Berg McAfee Companies, and its affiliates, control could have a negative impact on any future takeover attempts or other acquisition transactions. Furthermore, certain types of equity offerings require stockholder approval depending on the exchange on which shares of a company’s common stock is

Verdisys, Inc.	Annual Report

traded. In the event we are required to obtain stockholder approval of a financing, Berg McAfee Companies, and its affiliates ownership, could block such a financing. The control by one principal stockholder results in less control by our board of directors, management and the remaining stockholders. Please read ‘Certain Relationships and Related Transactions.’

8. We may sustain losses resulting from our extension of credit to non-paying customers.

We have, prior to February 2004, conducted much of our drilling activities for related parties, and we did not require collateral in support of our account receivables. This resulted, on occasion, in an impediment to us obtaining full payment for accounts receivable. Although we are implementing procedures to combat this credit risk, there can be no assurance that our efforts will be successful. Failure to guard against credit risk may have a material adverse effect on our financial condition.

9. Securities and Exchange Investigation Inquiries may continue to draw on our limited financial resources and continue to negatively impact our ability to raise additional capital.

We received notice that the Securities and Exchange Commission has initiated a formal investigation into our reporting practices and public statements about the company in 2003.

The SEC has requested substantiation and documentary evidence from us concerning the performance of certain lateral drilling services by subcontractors in the period from May 2003 to September 2003, supervision of such services by our executive management at the time, revenue recognition related to the performance of such services, the third quarter 2003 earnings restatement, public statements concerning the services performed, and related matters. The SEC has also requested information and documentary evidence related to our acquisition of certain assets of QuikView, Inc., a related party company, in June 2003. In its letters to us requesting documents, the SEC stated that the staff’s inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any persons, company or security.

Since December 2003, we have taken several steps to address issues related to the SEC’s inquiries, including the termination and replacement of the previous Chief Executive Officer and Chief Operating Officer. Two directors have resigned from our board and we have appointed a new CFO. Internal controls have been strengthened overall, particularly with respect to the public release of information and the recognition of revenue. We also initiated an internal investigation of the matters of concern to the SEC. Consequently, we restated our second and third quarter financial statements for 2003 and decided to defer all revenue related to the aforementioned period until such time that we can substantiate whether or not the services were performed.

We are cooperating fully with the SEC, including the provision of numerous documents and voluntary testimony by our current executives. In December 2004, the staff of the SEC notified us that it was considering recommending that the SEC bring a civil injunction (including a possible permanent injunction and a civil penalty) against us alleging violations of provisions of the Sections 10(b), 13(b)(2)(A), 13(b)(2)(B) and 15(d) of the Securities Exchange Act of 1934 and rules promulgated thereunder in connection with the purchase and sale of our securities, recordkeeping, internal controls, certification and disclosure obligations. We were notified of our right to make a Wells submission. We have provided information to the SEC setting forth the specific steps we have taken to upgrade the quality and effectiveness of our board of directors, replace the previous management team with industry experts, improve our recordkeeping, internal and disclosure controls, and revenue recognition procedures. Although we are working to bring the matter to a prompt conclusion, we cannot make any assurance that the investigation will be resolved positively or that it will not have negative effects on our limited resources or our ability to raise capital and use our stock as acquisition currency during the period of the investigation.

10. We have entered into a settlement agreement relating to the litigation with Edge. If we do not perform certain obligations under the settlement agreement, the lawsuit could be reinstituted. An adverse finding the in the lawsuit would have a material adverse effect on our financial condition.

We initiated a lawsuit against Edge in Montgomery County, Texas in February 2004 that requested a declaratory judgment that a purported agreement between us and Edge was not enforceable. The lawsuit arose from Edge’s contention that one of our ex-officers committed the company to purchase certain alleged oil and gas properties from Edge. Edge filed a counterclaim against us and asserted claims against new parties including persons related to Edge’s financing source and current and our former officers and directors. Edge sought to enforce the agreement we challenge, and alleged several causes of action including claims for fraud, breach of contract, negligence, and conspiracy and claimed actual and punitive damages in excess of $85 million.

Verdisys, Inc.	Annual Report

Effective January 19, 2005, we, Edge, certain entities affiliated with Edge, and Eric McAfee (our former Vice-Chairman) entered into a Settlement Agreement and Mutual Release to fully settle and resolve the disputes between Edge and its affiliated entities, us and our directors, and Mr. McAfee. As part of the settlement, we issued to Edge Capital an aggregate of 750,000 shares of its common stock, along with warrants to purchase 750,000 shares of common stock. In addition, we also agreed to provide to Edge a drilling rig to provide certain lateral drilling services. As part of the drilling services, Edge has agreed to provide a fee per well, along with a share of the revenues generated from each well drilled. Also, as part of the settlement, at closing, we agreed to sublicense its Landers horizontal drilling technology to Edge on a non-exclusive basis to enable Edge to develop fields in which it has an economic interest. Under the sublicense, Edge will be prohibited from performing services for others, except that it will have a limited right of first refusal to perform such services in the event we elect to not perform such services. The sublicense will have a 5-year term and be limited to the United States and Canada. As part of the settlement, the parties to the agreement have agreed to a mutual release and have agreed to dismiss all pending claims and litigation between them upon performance of the obligations in the settlement agreement. If we do not perform our remaining obligations under the settlement agreement, this would cause the release to not be effective and could lead to the underlying lawsuit being reinstituted. An adverse finding in such lawsuit against us would have a material adverse effect on our financial condition. See “Legal Proceedings.”

11. We are subject to certain additional lawsuits. If these lawsuits are successful and substantial damages are awarded, these damages would have a material adverse effect on our financial condition.

In February 2005, we entered into an Agreed Judgment and Order of Severance with Gryphon as to all breach of contract claims related to our delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, we are obligated to pay liquidated damages and attorney fees of $500,000 to Gryphon on or before September 30, 2005. Additionally, Gryphon has agreed to abate their remaining claims and related discovery in the lawsuit against us until after September 30, 2005. We agreed to register the shares issued to Gryphon on or before March 2004 or be subject to certain liquidated damages. Gryphon made a claim against us for the maximum liquidated damages in an amount of $400,000. Gryphon has also claimed that it has sustained actual damages in excess of $6.2 million. In July 2004, Gryphon filed a lawsuit in state district court in Dallas, Texas against us, alleging, among other things, breach of contract and securities fraud by us. In connection with the lawsuit, Gryphon requested liquidated damages, actual damages, punitive damages, interest, cost and attorneys’ fees among other claims. We intend to vigorously defend ourselves in this matter with respect to the remaining claims of Gryphon.

In July, 2004 we were informed that our former Chief Executive Officer filed a lawsuit against us for breach of contract and wrongful discharge. These claims seek relief in excess of $500,000 related to an alleged employment agreement and damages related to an excess of 4 million stock options claimed due pursuant to the alleged agreement. The lawsuit was filed in state court in San Diego, California. We intend to vigorously defend ourselves.

An adverse outcome in any of the above litigation would have a material adverse effective on our financial condition and result of operations. Please see the section ‘Legal Proceedings.’

12. Our common stock is currently traded over the counter on the Over-the-Counter market and is considered a “penny stock” resulting in potential illiquidity and high volatility in the market price of our common stock.

The market price of our common stock is likely to be highly volatile as is the stock market in general as well as the capital stock of most small cap companies. Our common stock currently trades over the counter on the OTC Bulletin Board, where stocks typically suffer from lower liquidity. This may lead to depressed trading prices, greater price volatility and difficulty in buying or selling shares in large quantities. Currently, there is a limited trading market for our common stock, and we cannot predict when, if ever, a fully developed public market for the common stock will occur.

13. Because our common stock is considered a “penny stock,” certain rules may impede the development of increased trading activity and could affect the liquidity for stockholders.

Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ stock market, subject to certain exceptions for companies which exceed certain minimum tangible net worth requirements.

Verdisys, Inc.	Annual Report

Our common stock is subject to the SEC’s “penny stock rules”. The rules impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of penny stock securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. And, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These rules may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. In addition, the penny-stock rules could have an adverse effect on our ability to raise capital in the future from offerings of our common stock.

On January 12, 2004, the SEC proposed amendments to the penny stock rules to ensure that investors continue to receive the protections of those rules. The SEC also is proposing that broker-dealers be required to enhance their disclosure schedule to investors who purchase penny stocks, and that those investors have an explicit “cooling-off period” to rescind the transaction. These amendments could place further constraints on broker-dealers’ ability to sell our securities.

14. Our operations are subject to inherent risks that are beyond our control and these risks may not be fully covered under our insurance policies.

Our operations are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, craterings, fires and oil spills. These conditions can cause:

•	personal injury or loss of life;

•	damage to or destruction of property, equipment and the environment; and

•	suspension of operations.

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

15. We are subject to various operational and performance risks related to projects that we undertake and services that we provide.

We are subject to various operational and performance risks related to projects that we undertake and services that we provide. These risks include:

•	changes in the price or the availability of commodities that we use;

•	non-performance, default or bankruptcy of key suppliers or subcontractors;

•	cost over-runs and operating cost inflation resulting from fixed-price projects; and

•	failure by one or more parties to perform a complex business arrangement for technically demanding projects.

Failure to guard against operational and performance risks may have a material adverse effect on our financial condition.

16. Our markets may be adversely affected by oil and gas industry conditions that are beyond our control.

Oil and gas industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and gas producers. Those conditions could adversely impact the level of drilling and workover activity by some of our customers. This reduction in activity may cause a decline in the demand for our services or adversely affect the price of our services. We cannot accurately predict either the future level of demand for our services or future conditions of the well service industry. A decline in the demand for our services may have a material adverse effect on our business.

Verdisys, Inc.	Annual Report

17. Our success depends on key members of our management, the loss of whom could disrupt our business operations.

We depend to a large extent on the services of some of our executive officers and directors. The loss of the services of either John O’Keefe, or David Adams could disrupt our operations. We have entered into employment agreements with several of our key executives that contain non-compete provisions. Notwithstanding these agreements, we may not be able to retain our executive officers and may not be able to enforce the non-compete provisions in the employment agreements. Failure to retain key members of our management may have a material adverse effect on our business.

RISKS RELATED TO OUR ABRASIVE JETTING DRILLING BUSINESS

1. We currently have no active customers and in the past were highly dependent on a small number of customers, two of whom are related parties.

We have no active customers for our abrasive jetting lateral drilling services since we are in the construction mode. We currently have only indications of interest in the new AFJ drill rig once it is placed into service. We can give no assurance that these indications of interest will turn into actual customers.

In the past a relatively limited number of customers has accounted for a substantial portion of our revenue. One customer accounted for 14%, 38% and 87% of total revenues in 2004, 2003 and 2002, respectively. In the second half of 2003, 53% of our revenue was derived from services provided to three customers. Of those three customers, two may be considered related parties. In the same period, 52% of our revenue was derived from services provided to the two related parties. In addition, Edge, our only non-related customer in that period, has refused to pay for wells drilled in the second half of 2003, resulting in a total of $1,993,000 being reversed or deferred.

We expect that a high percentage of our revenue from our AFJ services will be provided by a limited number of customers for the near term or until we can deploy additional AFJ drill rigs.

2. We may not be able to protect our abrasive jetting lateral drilling technology which could result in competition with service providers utilizing an infringing technology.

The license agreement allocates responsibility in maintaining the status of the patents underlying the technology we license with the U.S. Patent and Trademark Office to the licensor. Although the licensor has performed this obligation in the past, there can be no assurance that the licensor will have the ability to continue to maintain the patents. In the event we had to assume these responsibilities additional pressure on our financial resources would result. An inability to continue operations under the exclusivity granted by the licensing agreement may have a material adverse effect on our business.

3. Our customers may not realize the expected benefits from our abrasive jetting lateral drilling technology, which may impair market acceptance of our lateral drilling services.

Our lateral drilling business is heavily dependent upon our clients achieving enhanced production, or lower costs, from certain types of existing oil and gas wells. Many of the wells for which the abrasive jetting lateral drilling technology will be used on have been abandoned for some time due to low production volumes or other reasons. In some cases, we have experienced difficulty in having the enhanced production reach the market due to the gathering field pipeline system’s disrepair resulting from the age of the fields and the reliability of the milling process. There can be no assurance that our abrasive jetting lateral drilling technology will achieve enhanced production from every well drilled, or that, if enhanced production is achieved initially, it will continue for the duration necessary to achieve payout or that it will reach the market on a timely basis. The failure to achieve projected enhancements could result in making the application of the technology uneconomic for our clients. Please see the section ‘Abrasive Jetting Lateral Drilling Services’ for an explanation on how we will attempt to achieve an economic benefit for our clients. Failure to achieve an economic benefit for our clients in the provision of this service may have a material adverse effect on our business.

4. We may be unable to accurately identify oil and gas wells on which our abrasive jetting lateral drilling technology will enhance oil and gas recovery, which may impair the market acceptance of our lateral drilling services.

Our lateral drilling business is heavily dependent on our ability to correctly identify with our clients, the appropriate oil and gas wells that will produce the enhanced revenues or lower costs. Certain subsurface conditions are not conducive to the use of our high pressure abrasive jetting lateral drilling technology, and certain wells may have been severely depleted or otherwise negatively impacted in some manner by the operator. While we have added an evaluation screening technique and other new technology and improvements relating to analysis of depleted fields,

Verdisys, Inc.	Annual Report

the failure to identify the correct types of oil and gas wells could result in not realizing the expected economic returns which could initially have a material adverse effect on our business, financial condition and operating results.

5. Competition within the well service industry may adversely affect our ability to market our services.

The well service industry is highly competitive and includes several large companies, such as Halliburton, Baker Hughes, Schlumberger and other independent drilling companies that possess substantially greater financial and other resources than we do. These greater resources could allow those competitors to compete more effectively than we can. Additionally, the number of rigs available continues to exceed demand, resulting in active price competition. Moreover, many contracts are awarded on a bid basis, which further increases competition based on price. Failure to successfully compete within our industry may have a material adverse effect on our business.

6. We may be subject to environmental requirements which may increase our costs or liabilities related to our lateral drilling operations.

Given the manner in which we currently operate our business, we are not regulated to the extent that an oil and gas company is with respect to environmental laws, rules and regulations in the U.S. and other countries, including those covering hazardous materials, because we generally do not own the properties we service. However, environmental requirements generally are becoming increasingly strict. In the future, we may be held liable for certain failures relating to environmental regulations. Sanctions for failure to comply with these requirements, many of which may be applied retroactively, may include:

•	administrative, civil and criminal penalties;

•	revocation of permits; and

•	corrective action orders, including orders to investigate and/or clean up contamination.

Liability for damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our results of operations. The liabilities incurred as a result of complying with environmental requirements or failure on our part to comply with applicable environmental requirements may have a material adverse effect on our financial condition. There can be no assurance that governmental laws will not broaden in scope in the future to cover the types of services that we currently provide. Failure to comply with environmental laws could have a material negative impact on our financial condition.

7. Changes in environmental laws may decrease demand for our services.

Changes in environmental laws may negatively impact demand for our services. Activity by oil and gas exploration and production companies may decline if, for example, the Environmental Protection Agency promulgates more stringent environmental regulations such as land use policies. If oil and gas exploration and production activities decline, this could have a material adverse effect on our operating results.

RISKS RELATED TO OUR SATELLITE BUSINESS

1. We are highly dependent upon a few key providers who furnish satellite networking components, hardware, and technological services.

Our satellite business is heavily dependent on agreements with Spacenet, ViaSat and other equipment and service providers. These strategic relationships provide key network technology, satellite data transport, hardware and software. Failure of Spacenet, ViaSat or other key relationships to meet our expectations or termination of a relationship with one of our key providers may have a material adverse effect on our business.

2. We depend upon our vendors and their affiliates to provide services that we require to operate the network we use to provide services to our customers.

We are not and do not plan to become a licensee of the Federal Communications Commission (“FCC”) and do not hold any authorization to operate satellite communications facilities. We depend upon licenses held by Spacenet and ViaSat and their subsidiaries for our satellite communications. If the licenses held by Spacenet and ViaSat are limited or revoked, if the FCC limits the number of its customer premises earth stations or if Spacenet or ViaSat fails to operate the earth stations providing service to us and our subscribers in a satisfactory manner, our operating results may be materially adversely affected.

Verdisys, Inc.	Annual Report

3. We rely on third-party independent contractors to install our customer premises equipment at new subscribers’ businesses and homes.

We do not control the hiring, training, certification and monitoring of the employees of our third-party independent contractors. If growth of our new subscriber base outpaces growth of our installer base or if the installers fail to provide the quality of service that our customers expect, our operating results may be materially adversely affected.

4. The service we provide is entirely dependent on the functionality of satellites on which we lease transponders and on our computer and communications hardware and software.

Our ability to provide service is entirely dependent on the functionality of satellites on which we lease transponders. These satellites may experience failure, loss, damage or destruction from a variety of causes, including war, anti-satellite devices and collision with space debris. If this occurs, we are likely to suffer:

•	permanent loss of service;

•	temporary gaps in service availability; or

•	decreased quality of service.

Such a failure in the service we provide may have a material adverse effect on our business, financial condition and operating results.

The ability to provide timely information and services depends also on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We are in the process of designing and plan to implement a disaster recovery plan. Despite precautions, there is always the danger that human error or sabotage could substantially disrupt the system. Any such failure may have a material adverse effect on our business.

5. We may be unable to attract or retain subscribers.

If we are unable to attract or retain subscribers, our telecommunications business will be harmed. Our success depends upon our ability to rapidly grow our subscriber base. Several factors may negatively impact this ability, including:

•	loss of our existing sales employees, resulting in our lack of access to potential subscribers;

•	failure to establish and maintain the Verdisys brand through advertising and marketing, or erosion of our brand due to misjudgments in service offerings;

•	failure to develop or acquire technology for additional value added services that appeals to the evolving preferences of our subscribers;

•	failure to meet our expected minimum sales commitments to Spacenet and ViaSat; and

•	failure to provide the minimum transmission speeds and quality of service our customers expect.

In addition, our service may require customers to purchase our satellite system equipment and to pay our monthly subscriber fees. The price of the equipment and the subscription fees may be higher than the price of many dial-up, DSL and cable modem internet access services, where available. In some instances, we expect to subsidize our subscribers’ customer premises equipment to encourage the purchase of our service and to offset our higher relative costs but such subsidy may not be possible. Failure to attract or retain subscribers may have a material adverse effect on our business.

6. We may fail to manage any potential growth or expansion, negatively impacting our quality of service or overcapacity impacting profitability.

If we fail to manage our potential rapid growth and expansion effectively or expand and allocate our resources efficiently, we may not be able to retain or grow our subscriber base. If our assumptions regarding the usage patterns of our subscribers are wrong or if our subscribers’ usage patterns change, we will have either too little or too much satellite capacity, both of which could harm our business.

If we achieve the substantial subscriber growth that we anticipate, we will need to procure additional satellite capacity. If we are unable to procure this capacity, we may be unable to provide service to our subscribers or the quality of service we provide may not meet their expectations. Failure to manage any potential growth may have a material adverse effect on our business.

Verdisys, Inc.	Annual Report

7. Our current services may become obsolete due to the highly competitive and continued advancement of the satellite industry. Larger service providers may provide services reduced pricing.

Intense competition in the internet services market and inherent limitations in existing satellite technology may negatively affect the number of our subscribers. Competition in the market for consumer internet access services is intense, and we expect the level of competition to intensify in the future. We compete with providers of various high-speed communications technologies for local access connections such as cable modem and DSL. We also may face competition from traditional telephone companies, competitive local exchange carriers and wireless communication companies. As our competitors expand their operations to offer high speed internet services, we may no longer be the only high-speed service available in certain markets. We also expect additional competitors with satellite-based networks to begin operations soon. In particular, some satellite companies have announced that in the future they may offer high-speed internet service at the same price or at a lower price than we currently intend to offer and are offering our services. Many of our current and potential competitors have longer operating histories, greater brand name recognition, larger subscriber bases and substantially greater financial, technical, marketing and other resources than we have. Therefore, they may be able to respond more quickly than we can respond to new or changing opportunities, technologies, standards or subscriber requirements. Any such competition may have a material adverse effect on our business.

8. We may be mistaken in our belief as to future growth of the satellite broadband market.

While we believe that the trend toward satellite broadband information services in the energy market will continue to develop, our future success is highly dependent on increased use of these services within the sector. The number of satellite broadband users willing to pay for online services and information may not continue to increase. A failure in the market for satellite broadband services to develop as expected may have a material adverse effect on our business.

9. We may be subject to significant liability for our products.

If our products contain defects, we may be subject to significant liability claims from subscribers and other users of our products and incur significant unexpected expenses or lost revenues. Our telecommunications products are complex and may contain undetected errors or failures. If this happens, we may experience delay in or loss of market acceptance and sales, products returns, diversion of research and development resources, injury to our reputation or increased service and warranty costs. We also have exposure to significant liability claims from our customers because our products are designed to provide critical communications services. Although we attempt to limit such exposure through product liability insurance and through contractual limitations in our customer agreements, such precautions may not cover all potential claims resulting from a defect in one or more of our products. Failure of our products to perform satisfactorily may have a material adverse effect on our operating results.

Critical Accounting Policies

The following is a discussion of our critical accounting policies pertaining to accounts receivable, equipment, license, revenue recognition and the use of estimates.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. We determine the allowance based on management’s estimate of likely losses based on a review of current open receivables and our historical write-off experience. We review the adequacy of our allowance for doubtful accounts quarterly. Significant individual accounts receivable balances and balances which have been outstanding greater than 90 days are reviewed individually for collectibility. Account balances, when determined to be uncollectible, are charged against the allowance.

Verdisys, Inc.	Annual Report

Equipment

Equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provided for the depreciation of our equipment using the straight-line method over the estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our equipment. We review our assets for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges to equipment during the years ended December 31, 2004 and 2003.

License

Our lateral drilling license is stated at cost. We provide for amortization of our license using the straight-line method over the estimated useful lives. We review our carrying value of the license for impairment on an annual basis or when events or changes in circumstances indicate that the carrying values may no longer be appropriate. We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. There were no impairment charges to the lateral drilling license during the years ended December 31, 2004 and 2003.

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. Revenue is derived from sales of satellite hardware, satellite bandwidth, satellite service and lateral drilling services. Revenue from satellite hardware is recognized when the hardware is installed. Revenue from satellite bandwidth is recognized evenly over the term of the contract. Revenue from satellite service is recognized when the services are performed. We provide no warranty but sell commercially obtained 3 to 12 month warranties for satellite hardware. We have a 30 day return policy. Revenue for lateral drilling services is recognized when the services are performed and collectibility is reasonably assured and when collection is uncertain, revenue is recognized when cash is collected. In accordance with Emerging Issues Task Force Issue No. 00-14, we recognize reimbursements received from third parties for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets during the reporting period. Actual results could differ from such estimates.

Estimates are used by management in the following financial reporting areas:

•	Allowance for doubtful accounts,

•	Depreciation and amortization,

•	Asset impairment,

•	Income taxes and

•	Stock option disclosures.

For additional information on our accounting policies, see Note 1 of Notes to Financial Statements included as part of Item 7 of this Report.

Verdisys, Inc.	Annual Report

Fiscal Year ended December 31, 2004 Compared to the Fiscal Year Ended December 31, 2003

Lateral Drilling Services

Lateral Drilling Services’ revenues increased by $273,000 to $739,000 for the year ended December 31, 2004 compared to $466,000 for the year ended December 31, 2003. The operating margin from Lateral Drilling Services improved by $419,000 to a loss of $129,000 for the year ended December 31, 2004 compared to a loss of $548,000 for the year ended December 31, 2003. We have had mixed results using the Landers technology and therefore have been unable to generate a profit during either year. The 2003 results were also negatively affected by the initial start-up costs of the lateral drilling service.

Effective as of October 27, 2004, we entered into a licensing agreement to develop a new generation of lateral drilling technology using the AFJ process. In the short term, the development activity will decrease lateral drilling revenues until such time as the new technology rigs are deployed into commercial operations.

Satellite Communications Services

Satellite Communication Services’ revenues increased by $296,000 to $715,000 for the year ended December 31, 2004 compared to $419,000 for the year ended December 31, 2003. The operating margin from Satellite Communication Services improved by $163,000 to a loss of $6,000 for the year ended December 31, 2004 compared to a loss of $169,000 for the year ended December 31, 2003. As this segment of our business grows it becomes more efficient and realizes economies of scale.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. We bill some of our bandwidth contracts in advance, but recognize revenue over the period benefited. At December 31, 2004, there was $317,615 reflected in the balance sheet as deferred revenue relating to Satellite Communication Services.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $1.9 million to $4.7 million for the year ended December 31, 2004 compared to $6.6 million for the year ended December 31, 2003. The following table details the major components of SG&A expense over the periods.

	2004	2003	Increase (Decrease)
Payroll and related costs	$773,538	$828,117	$(54,579)
Option and warrant expense	747,480	2,392,291	(1,644,811)
License fee	735,192	—	735,192
Legal fees	718,678	518,077	200,601
External services	567,883	446,606	121,277
Insurance	447,109	157,254	289,855
Liquidated damages	500,000	—	500,000
Travel & entertainment	139,627	193,393	(53,766)
Office rent	66,777	42,325	24,452
Communications	55,842	60,935	(5,093)
Expired purchase option	—	620,000	(620,000)
Purchase guarantee	—	300,000	(300,000)
Impairment on software	—	1,000,000	(1,000,000)
Miscellaneous	265	55,541	(55,276)

	$4,752,391	$6,614,539	$(1,862,148)

Verdisys, Inc.	Annual Report

The decrease in option and warrant expense can be attributed to the fact that in 2004, we started issuing options at market price and therefore recognized no expense under our accounting policy (see Financial Note 14). The license fee is related to the lateral drilling license and note payable with Carl Landers. We issued 300,000 shares of our common stock with a value of $1.9 million to reduce the then outstanding note balance by $1.2 million and record expense of $0.7 million. Legal fees continue to increase due to the level of legal activity we have experienced over the last two years. Our external services have increased due to greater reliance on independent contractors instead of employees and rising audit fees. The increase in the cost of insurance was primarily attributable to the increase in the directors and officers liability policy premium due to legal activity. The liquidated damages relate to our delay in registering shares that we sold (see Financial Note 13). In 2003, we paid $0.5 million for a sixteen day option to purchase a large gas field with significant gas production. The purchase option expired and we incurred additional fees of $120,000 related to the transaction. In 2003, we guaranteed Edge’s purchase of oil and gas properties from another entity (see Financial Note 17). In 2003, we issued 2 million shares of common stock for what management believed was satellite communications management software pursuant to an asset purchase agreement with a related party. Subsequently, management determined that the software was impaired by $1.0 million.

Depreciation and Amortization

Depreciation and amortization expense increased by $293,000 to $0.5 million for the year ended December 31, 2004 compared to $220,000 for the year ended December 31, 2003. This increase can be attributed to the depreciation on the four drilling rigs in service for 2004, compared to only two rigs in service for three months of 2003 and the amortization on the drilling license acquired in late 2003.

Debt Forgiveness Income

In 2003, we negotiated settlements with 9 vendors for various debts originally recorded on the books at $0.5 million for $44,000 cash and 33,333 shares of stock valued at $.50 resulting in debt forgiveness income of $460,000. There was no similar event in 2004.

Gain or Loss on Sale of Property

In 2004, we had a net loss from the sale and or disposition of equipment in the normal course of business of $11,000. In 2003, we recognized a gain of $120,000 from the assignment of a 75% net revenue interest in property located in Monroe, Louisiana. We received the net revenue interest from a third party in exchange for agreeing to perform lateral drilling services on the property. In October 2003, we assigned the net revenue interest to Edge for $200,000. Edge paid us $120,000 and agreed to pay the balance of $80,000 by March 31, 2004. The $80,000 was not collected and under terms of the Settlement Agreement and Mutual Release entered into with Edge, we have relinquished our right to these funds (See Item 3. Legal Proceedings).

Interest Expense

Interest expense decreased by $108,000 to $105,000 for the year ended December 31, 2004 compared to $213,000 for the year ended December 31, 2003. The decrease in expense can be attributed to an average debt outstanding for the year ended December 31, 2004 of approximately $0.7 million compared to average debt outstanding of approximately $1.9 million for the year ended December 31, 2003.

Net Loss

The net loss for the year ended December 31, 2004 decreased to $5.6 million from $7.4 million for the year ended December 31, 2003. The decrease is attributable to the major items explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that tax benefits will not be realized.

Verdisys, Inc.	Annual Report

Liquidity and Capital Resources

As of December 31, 2004 and 2003, our cash balance was $267,000 and $1.4 million, respectively. The cash balance at December 31, 2003 was generated by an equity offering and was utilized to pay debt and to fund operations. We have $185,000 of debt that becomes due on May 14, 2005, $350,000 of convertible notes that becomes due on December 31, 2005 and a $50,000 note that is due on demand. In addition, we have $200,000 of convertible notes with related parties that mature on May 31, 2006. Both sets of convertible notes are convertible into common stock at the rate of one share for each $2.00 of principal and interest outstanding.

In February 2005, we entered into an Agreed Judgment and Order of Severance with Gryphon as to all breach of contract claims related to our delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, we are obligated to pay liquidated damages of $0.5 million to Gryphon on or before September 30, 2005. In March 2005, we agreed to sell our master license for the Landers lateral drilling technology and retain a sub-license for $1.3 million in cash and the release of $270,000 of supplier obligations. The 1.3 million will be collected over the course of 2005.

We are also subject to significant contingent liabilities as more fully described in the Notes to the Financial Statements (See Financial Note 17).

As noted in the Independent Auditors Report (See Financial Note 2) due to the continued substantial operating losses that we have incurred raises substantial doubt as to our ability to continue as a going concern. We are in an early stage of development and are rapidly depleting our cash resources, therefore we have determined that we will need to raise additional financing in the short term to continue in operation and fund future growth. We currently plan to raise additional financing in the quarter ending March 31, 2005. The use of stock for currency in financing or making acquisitions has been heavily curtailed while we have been under SEC investigation. (See Financial Note 17) If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

Capital Expenditures

We expect to spend approximately one million dollars in 2005 for the building of the first rig utilizing the AFJ cutting technology. As of December 31, 2004, we had no commitments towards this project. The project will be financed either through the issuance of stock, debt, project equity or from the proceeds of the license sold in March of 2005. Capital expenditures for 2004 were $3,705 as compared to $799,493 from 2003. Capital expenditures for 2003 include the purchase of four drilling rigs for $737,720.

Research and Development, Patents and Licenses

We believe our future success depends on the ability to effectively utilize the lateral drilling technology obtained in a license granted by Mr. Landers and the AFJ technology currently under development. See “Patents and Licenses” in the Description of Business section of this Form 10-KSB.

Verdisys, Inc.	Annual Report

Item 7. Financial Statements

Verdisys, Inc.	Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Verdisys, Inc.

Houston, Texas

We have audited the accompanying balance sheet of Verdisys, Inc. as of December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of Verdisys’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdisys, Inc. as of December 31, 2004 and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

March 21, 2005

VERDISYS, INC.

BALANCE SHEET

December 31, 2004

ASSETS

Current Assets
Cash	$266,917
Accounts receivable, net of allowance for doubtful accounts of $30,000	58,726
Lease receivable	125,000
Other current assets	44,076

Total Current Assets	494,719

Equipment, net of accumulated depreciation of $130,467	447,401
License, net of accumulated amortization of $549,167	4,475,833

Total Assets	$5,417,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$738,442
Accrued expenses	1,270,732
Deferred revenue	254,726
Customer deposit	276,850
Notes payable - related parties, net of unamortized discount of $7,674	102,326
Notes payable, net of unamortized discount of $74,148	400,852

Total Current Liabilities	3,043,928

Long Term Liabilities
Notes payable - related parties, net of unamortized discount of $50,622	149,378
Deferred revenue, less current portion	81,878

Total Liabilities	3,275,184

Commitments & Contingencies

Stockholders’ Equity
Common Stock, $.001 par value, 50,000,000 shares authorized, 33,443,691 shares issued and outstanding	33,444
Additional paid-in capital	26,000,119
Accumulated deficit	(23,890,794)

Total Stockholders’ Equity	2,142,769

Total Liabilities and Stockholders’ Equity	$5,417,953

See accompanying summary of accounting policies and notes to financial statements.

VERDISYS, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

	2004	2003
Revenue
Satellite Service - third parties	$714,634	$419,247

Drilling Services
Third parties	716,163	7,444
Related parties	22,547	458,750

Total Revenue	1,453,344	885,441

Cost of Services Provided
Satellite Services
Third parties	720,912	588,498
Drilling Services
Third parties	868,160	787,560
Related parties	—	226,611

Total Cost of Services Provided	1,589,072	1,602,669

Gross Loss	(135,728)	(717,228)

Operating Expenses
Selling, general & administrative	4,752,391	6,614,539
Depreciation and amortization	512,706	219,692
Bad debts	73,249	172,003

Operating Loss	(5,474,074)	(7,723,462)

Other (Income) Expense
Debt forgiveness income	—	(460,235)
Loss (gain) on sale of property	11,237	(120,000)
Interest income	(89)	(417)
Interest expense	105,053	213,235

Total other (income) expense	116,201	(367,417)

Net Loss	$(5,590,275)	$(7,356,045)

Basic and diluted net loss per share	$(.18)	$(.33)
Weighted average shares outstanding	31,415,041	22,180,185

See accompanying summary of accounting policies and notes to financial statements.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2004

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balances, December 31, 2002	1,410,000	$705,000	13,553,139	$13,553

Series B preferred stock exchanged for common stock	(1,410,000)	(705,000)	1,410,000	1,410

Stock issued for:
Cash, net of fundraising costs			2,740,733	2,741
Services			4,679,194	4,679
Accounts payable			33,333	33
Notes payable and accrued interest			2,890,688	2,891
Cash exercise of warrants and options			1,995,178	1,995
Cashless exercise of warrants for note payment			200,000	200
Note payment on lease			125,000	125
Reduction of royalty			500,000	500
RDGI merger			1,500,000	1,500

Fair value of options and warrants issued for services

Contribution to capital

Net loss

Balances, December 31, 2003	—	—	29,627,265	29,627

Stock issued for:
Cash, net of fundraising costs			829,500	830
Services			47,950	48
Accounts payable			104,000	104
Notes payable, accrued interest and licensing fees			300,000	300
Cash exercise of warrants and options			1,207,198	1,207
Prior fundraising agreement			277,778	278
Lawsuit settlements			1,050,000	1,050

Fair value of options and warrants issued for services

Net Loss

Balances, December 31, 2004	—	$—	33,443,691	$33,444

Verdisys, Inc.	Annual Report

VERDISYS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2004

	Paid-In Capital	Retained Deficit	Totals
Balances, December 31, 2002	$6,098,924	$(10,944,474)	$(4,126,997)

Series B preferred stock exchanged for common stock	703,590

Stock issued for:
Cash, net of fundraising costs	6,559,409		6,562,150
Services	1,619,660		1,624,339
Accounts payable	16,633		16,666
Notes payable and accrued interest	1,503,299		1,506,190
Cash exercise of warrants and options	366,820		368,815
Cashless exercise of warrants for note payment	19,800		20,000
Note payment on lease	249,875		250,000
Reduction of royalty	2,274,500		2,275,000
RDGI merger	(1,500)		—

Fair value of options and warrants issued for services	1,844,311		1,844,311

Contribution to capital	488,000		488,000

Net loss		(7,356,045)	(7,356,045)

Balances, December 31, 2003	21,743,321	(18,300,519)	3,472,429

Stock issued for:
Cash, net of fundraising costs	633,170		634,000
Services	(48)		—
Accounts payable	51,873		51,977
Notes payable, accrued interest and licensing fees	1,919,700		1,920,000
Cash exercise of warrants and options	80,010		81,217
Prior fundraising agreement	(278)		—
Lawsuit settlements	836,950		838,000

Fair value of options and warrants issued for services	735,421		735,421

Net Loss		(5,590,275)	(5,590,275)

Balances, December 31, 2004	$26,000,119	$(23,890,794)	$2,142,769

Verdisys, Inc.	Annual Report

VERDISYS, INC.

STATEMENT OF CASH FLOWS

Years Ended December 31, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities
Net loss	$(5,590,275)	$(7,356,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	1,573,192	1,624,339
Release of deferred revenue from litigation settlement	(565,750)	—
Option and warrant expense	544,579	1,844,311
Amortization of note discount	58,398	—
Depreciation and amortization	512,706	219,692
Debt forgiveness income	—	(460,235)
Guarantee of third party debt	(300,000)	300,000
Loss (gain) on sale of property	11,237	(120,000)
Bad debts	73,249	172,003
Changes in:
Accounts receivable	32,131	(201,747)
Accounts receivable – related party	—	(23,960)
Lease receivable	50,000	—
Employee advances	—	42,620
Accounts payable	473,437	(277,755)
Accrued expenses	787,767	(171,815)
Deferred revenue	15,039	724,648
Customer deposit	208,568	68,282

Net Cash Used In Operating Activities	(2,115,722)	(3,615,662)

Cash Flows From Investing Activities
Purchase of equipment	(3,705)	(459,493)
Cash payments for license	—	(100,000)
Proceeds from sale of property	12,500	120,000
Deposit on equipment purchase	—	(340,000)
Loan to third party	—	(100,000)

Net Cash Provided By (Used In) Investing Activities	8,795	(879,493)

Cash Flows From Financing Activities
Proceeds from sales of common stock	634,000	6,562,150
Proceeds from exercise of options and warrants	81,217	368,815
Proceeds from notes payable, related parties	345,000	50,000
Proceeds from notes payable	475,000	—
Payments on notes payable, related parties	(35,000)	(363,558)
Payments on note payable related to license	(500,000)	(748,760)

Net Cash Provided By Financing Activities	1,000,217	5,868,647

Net change in cash	(1,106,710)	1,373,492
Cash at beginning of year	1,373,627	135

Cash at end of year	$266,917	$1,373,627

Cash paid during the year for:
Interest	$—	$176,240
Income taxes	$—	$—

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. Verdisys, Inc. (“Verdisys”) was formed in California on April 7, 1999 as TheAgZone, Inc. In January 2001, the name was changed to Verdisys, Inc. In May 2001, Verdisys began selling secure intra-company and wide-area network satellite communications systems to energy companies to manage distant oil and gas producing wells, power distribution and other equipment sites by remote computer control. In June 2003, Verdisys began selling a lateral drilling technique using high pressure water jetting for the enhancement and production of oil and gas reserves using licensed technology acquired in April 2003.

On July 18, 2003, Verdisys signed an Agreement and Plan of Merger with Reconstruction Data Group, Inc. (“RDGI”), a publicly-reporting inactive entity. The shareholders of Verdisys received 25,202,539 shares of RDGI in exchange for all of the 25,202,539 shares of Verdisys then outstanding. Verdisys became a wholly-owned subsidiary of RDGI. As of that transfer, Verdisys shareholders owned 94.4% of the outstanding stock of the combined entity.

In 2004 and 2003, Verdisys provided lateral drilling services through the utilization of its drilling rigs by oil and gas operators primarily in Texas and Louisiana. Verdisys also provided satellite services to oil and gas companies throughout North America and West Africa.

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

Equipment. Equipment is valued at cost. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

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

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Options and Warrants. Verdisys accounts for all stock-based employee compensation plans in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which permits the measurement of compensation expense in accordance with Accounting Principles Board Opinion 25 Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. Verdisys accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the fair value of the services received or the fair value of the equity instruments issued whichever value is more reliably measurable. The following table illustrates the effect on net loss and net loss per share if Verdisys had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation.

	2004	2003
Net loss as reported	$(5,590,275)	$(7,356,045)
Less: stock based compensation determined under fair value- based method	(2,337,230)	(828,737)

Pro forma net loss	$(7,927,505)	$(8,184,782)

Basic and diluted net loss per common share: As reported	$(.18)	$(.33)
Pro forma	(.25)	(.37)

The weighted average fair value of the stock options granted during 2004 and 2003 was $1.78 and $7.30, respectively. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.

Income Taxes. Verdisys utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Earnings Per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. Verdisys has incurred net losses for the years ended December 31, 2004 and 2003 and has, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the Company’s calculation of the pro forma impact on net income of FAS 123 included in Note 1 above.

Reclassifications. Certain amounts in the financial statements of the prior year has been reclassified to conform to the presentation of the current year for comparative purposes.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Verdisys incurred recurring net losses of $5,590,275 and $7,356,045 in 2004 and 2003, respectively, has an accumulated deficit of $23,890,794 and a working capital deficit of $2,549,209 as of December 31, 2004. These conditions create an uncertainty as to Verdisys’ ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock or convertible instruments as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Verdisys is unable to continue as a going concern.

NOTE 3 – LEASE RECEIVABLE

In November of 2004, Verdisys sold one of its lateral drilling rigs to an unrelated third party under the terms of a seven month direct financing lease. After the lease payment for the seventh month is earned and received, the customer has the right to purchase the unit at a nominal cost of $1 on a “as is, where is” basis. The monthly payments are $25,000 resulting in a total purchase price of $175,000. The net book value of the equipment sold by Verdisys was $148,879.

At December 31, 2004, the receivable consists of five future lease payments. Under the terms of the lease a $25,000 security deposit was collected, this deposit can be applied to the last lease payment. Unearned income under the lease as of December 31, 2004 was $18,990.

NOTE 4 – EQUIPMENT

Equipment consisted of the following at December 31, 2004:

Description	Life	Amount
Lateral drilling equipment	5 years	$548,480
Computer equipment	3 years	29,388

		577,868
Less: accumulated depreciation		(130,467)

		$447,401

Lateral drilling equipment consists of three heavy trucks mounted with high powered water compressors, flexible hose and other assorted downhole equipment which is used to conduct the lateral drilling process with high pressure jetting technology (see Note 22).

Depreciation expense totaled $159,352 and $23,881 in 2004 and 2003, respectively.

NOTE 5 – LATERAL DRILLING LICENSE & NOTE PAYABLE ON LICENSE TO RELATED PARTY

In April 2003, an individual licensed his horizontal drilling technology and equipment to Verdisys for $2,750,000 plus 10% of related gross revenue from lateral drilling operations. Verdisys paid $100,000 upon signing and signed a note payable for $2,650,000 plus effective interest of 12.14% due in monthly installments from May 2003 through March 2004.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

In July 2003, Verdisys issued 125,000 shares in exchange for a $250,000 reduction of the note payable. In August 2003, Verdisys and the licensor amended the agreement whereby, in exchange for 500,000 shares of Verdisys common stock and the grant of a board seat, the licensor agreed to eliminate the 10% royalty and instead receive $500 per well serviced. The stock price at the time of the amendment was $4.55 per share, resulting in a $2,275,000 increase in the carrying value of the license. Verdisys did not make the December 2003 or January 2004 payment on the note payable. In February 2004, Verdisys and the licensor agreed to restructure the note payments. Verdisys issued the licensor 300,000 shares of common stock and $500,000 in cash for the unpaid amounts due under the original note. The 300,000 shares had a value of $1,920,000 with approximately $1,185,000 reducing the overall note balance and approximately $735,000 recognized as compensation expense.

At December 31, 2004 the total cost of the license was $5,025,000 with $549,167 of accumulated amortization. The license is being amortized on a straight-line method over the life of the patent, which is now 12.67 years. In March 2005, Verdisys agreed to sell the master license and retain a sub-license (see Note 22).

NOTE 6 – ACCRUED EXPENSES

Accrued expenses at December 31, 2004 consisted of the following:

Description	Amount
Liquidated damages (see Note 17)	$500,000
Accrued payroll	328,034
Litigation settlement (see Note 22)	240,000
Director fees	78,250
Interest	49,934
Other	74,514

$1,270,732

NOTE 7 – DEFERRED REVENUE

Verdisys bills some of its satellite bandwidth contracts in advance over periods ranging from 3 months to 36 months. Verdisys recognizes revenue evenly over the contract. Deferred revenue related to satellite services totaled $317,615, of which $235,737 will be recognized in 2005 and $81,878 will be recognized during 2006.

Deferred revenue also includes the unearned income of $18,989 related to the equipment financing lease discussed in Note 3.

NOTE 8 – NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties at December 31, 2004 consisted of the following:

One year unsecured notes with officers and directors, 8%, maturing on May 14, 2005, issued in connection with 40% warrant coverage to purchase Verdisys common stock at $2.00 per share during the term of the note.	$110,000
Convertible promissory notes with related individual and entity, 8%, maturing on May 31, 2006, issued in connection with 100% warrant coverage to purchase Verdisys common stock at $.001 per share until October 26, 2005, conversion rate of one share of common stock for every $2.00 of outstanding principal and unpaid interest.	200,000
Less: discount for warrants	58,296

251,704
Less: current maturities	102,326

Long-term debt, related parties	$149,378

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE

Notes payable at December 31, 2004 consisted of the following:

One year unsecured notes, 8%, maturing on May 14, 2005, issued in connection with 40% warrant coverage to purchase Verdisys common stock at $2.00 per share during the term of the note.	$75,000
Convertible promissory notes, 8%, maturing on December 31, 2005, issued in connection with 100% warrant coverage to purchase Verdisys common stock until December 31, 2005, conversion rate of one share of common stock for every $2.00 of outstanding principal and unpaid interest.	350,000
Note payable, individual, 10%, due on demand	50,000
Less: discount for warrants	74,148

$400,852

NOTE 10 – RELATED PARTY REVENUES

Energy 2000 NGC, Inc. (“Energy 2000”) is a subsidiary of Berg McAfee Energy, LLC, which is a wholly owned subsidiary of Berg McAfee Companies. Berg McAfee Companies are beneficial owners of more than 25% of Verdisys and Eric McAfee is a former Vice Chairman of the board and Chief Executive Officer of Verdisys. In April 2003, Verdisys signed a drilling service contract with Energy 2000, whereby Energy 2000 would have paid Verdisys a minimum of $1,800,000 for lateral drilling of 45 wells. This contract was a fixed amount due to Verdisys dependent upon the number of wells drilled and offshoot lateral bores drilled. In addition, Verdisys would receive an 80 percent interest in the net operating income after payback from these properties and also be reimbursed for 20 percent of its field costs. In September, 2003 Verdisys entered into another contract with Energy 2000 for an additional 57 wells with terms similar to the original contract. This contract was suspended for lack of payment.

Natural Gas Systems, Inc. (“NGS”) is an independent company with substantial shareholdings owned by Eric McAfee. In September 2003, Verdisys signed a drilling service contract with NGS, whereby NGS would have paid Verdisys a minimum of $7,800,000 for lateral drilling of 120 wells. This contract was a fixed amount due to Verdisys dependent upon the number of wells drilled and offshoot lateral bores drilled. In addition, Verdisys would receive a 70 percent interest in the net operating income after payback from these properties. This contract was renegotiated in February 2004 to a smaller agreement with an initial four well commitment and removed the Verdisys’ rights to post-production. The contract was subsequently suspended.

Verdisys billed $666,250 and $153,960 to Energy 2000 and NGS, respectively, for services performed in 2003. Verdisys received $397,500 and $130,000, respectively. However, Verdisys has inadequate documentation to substantiate whether some of the services were performed. For Energy 2000, Verdisys was able to substantiate $328,750 of revenue leaving $68,750 in deferred revenue. Verdisys billed $20,547 and $2,000 to Energy 2000 and NGS, respectively, for expenses incurred in 2004. The amount billed to Energy 2000 was deemed uncollectible and the amount billed to NGS was collected. As of December 31, 2004, deferred revenues from related parties totaled $0. In October 2004, Verdisys entered into an agreement with Berg McAfee Companies, Energy 2000 and Eric McAfee to settle several outstanding legal issues. Under the agreement, Verdisys is entitled to retain the $68,750 and Energy 2000 has waived all claims to the funds.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

During 2004 and 2003, Verdisys incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $18,000,000 at December 31, 2004, and will expire in the years 2019 through 2024.

At December 31, 2004, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$6,300,000
Less: valuation allowance	(6,300,000)

Net deferred tax asset	$0

The change in the valuation allowance for the years ended December 31, 2004 and 2003 totaled $1,800,000 and $4,383,879, respectively.

NOTE 12 – PREFERRED STOCK

650,000 and 760,000 shares of Series B preferred stock were issued in 2001 and 2002, respectively, for $.50 per share. In early 2003, Verdisys converted all 1,410,000 shares of Series B convertible preferred stock into 1,410,000 shares of common stock.

There are currently no preferred shares issued or outstanding. Verdisys currently has no authorized preferred stock.

NOTE 13 – COMMON STOCK

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

In the second quarter of 2003, warrants were exercised for 1,580,000 shares of common stock. $56,500 in cash was received for the exercise of 430,000 warrants, accounts payable was reduced by $95,000 for the exercise of 950,000 warrants and notes payable to investor was reduced by $20,000 for the exercise of 200,000 warrants.

In April 2003, Verdisys issued 2,000,000 shares of common stock purportedly to acquire the assets of QuikView, Inc. The shares were valued at $1,000,000 and have been accounted for as expense.

In June 2003, 100,000 shares valued at $75,000 were issued to a consultant.

In May 2003, Verdisys issued 33,333 shares of stock for a $16,666 reduction in accounts payable.

On July 18, 2003, Verdisys signed an Agreement and Plan of Merger with RDGI, a publicly-reporting inactive entity. The shareholders of Verdisys received 25,103,223 shares of RDGI in exchange for all of the 25,202,539 shares of Verdisys then outstanding. RDGI was renamed Verdisys and the former Verdisys Entity was extinguished. As of that transfer, Verdisys shareholders owned 94.4% of the outstanding stock and RDGI shareholders owned 1,500,000 shares or 1.6% of the combined entity.

In July and August 2003, Verdisys sold 609,000 shares of common stock at $2.00 per share in a private placement for total proceeds of $1,218,000. Offering costs consisted of 59,400 shares of restricted common stock and 9,501 warrants exercisable at $2.00 per share anytime through September 5, 2008.

In the third quarter of 2003, warrants were exercised for 269,547 shares of common stock. $177,751 in cash was received for the exercise.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

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

In October 2003, Verdisys sold 833,333 shares of common stock to Gryphon Master Fund, L.P. (“Gryphon”) at $6.00 per share for $5,000,000 total proceeds. Offering costs associated with the sale were $420,000 in cash, 83,334 warrants at $6.00 per share that expire October 24, 2008, 9,501 warrants at $2.00 per share that expire in September 2008 and 20,000 shares of common stock. The warrants are exercisable at any time prior to October 24, 2008 by paying cash at the exercise price or by electing a cashless exercise. In October 2004, Verdisys issued 277,778 additional shares of common stock for no additional compensation as the 30 day average closing price of Verdisys’ common stock dropped below $6.00 per share in the ten months subsequent to the agreement. After this issuance, a total of 1,111,111 common shares were issued for an effective average price of $4.50 per share.

In the fourth quarter of 2003, Verdisys issued 25,000 shares of common stock valued at $256,250 to a consultant for services.

In the fourth quarter 2003, warrants were exercised for 245,631 shares of common stock and options were exercised for 100,000 shares of common stock for $29,564 and $10,000, respectively.

In February 2004, Verdisys issued 300,000 shares of common stock as part of a renegotiation of a note associated with the lateral drilling license and the license agreement. The shares had a value of $1,920,000 with $1,184,808 reducing the note balance and $735,192 recognized as expense.

In the first quarter of 2004, warrants were exercised for 779,957 shares of common stock and options were exercised for 25,000 shares of common stock for $38,494 and $2,500, respectively. The exercised warrants included a cashless exercise of 400,000 warrants for 395,022 shares of common stock.

In the second quarter of 2004, warrants were exercised for 57,658 shares of common stock and options were exercised for 344,583 shares of common stock for $5,766 and $34,458, respectively.

From May through June 2004, Verdisys sold 179,500 shares of common stock at a price of $2.00 per share in a private placement for total proceeds of $359,000. Two year warrants to purchase 71,800 shares of common stock at a price of $2.00 per share were issued in connection with the private placement. The proceeds were allocated between the common stock and the warrants based on their respective relative fair values. Offering costs consisted of 17,950 shares of common stock and 7,180 warrants exercisable at $2.00 per share until August 23, 2006.

During the third quarter of 2004, Verdisys issued 30,000 shares of common stock for commissions on a future fundraising effort. Verdisys also issued 300,000 shares of common stock for a lawsuit settlement valued at $213,000.

During the fourth quarter of 2004, Verdisys issued 104,000 shares of common stock in payment of consulting services valued at $52,000. Verdisys also sold 250,000 shares of common stock at a price of $0.30 per share in the fourth quarter to settle a dispute with a former consultant.

In October 2004, Verdisys issued 750,000 shares of common stock in a move to settle outstanding litigation matters. In a Settlement Agreement and Mutual Release (“Agreement) between Edge Capital Group, Inc. (“Edge”), Eric McAfee and Verdisys, the parties would release each other from any claims upon the completion of the terms of the Agreement (see Note 17). One of the provisions under the Agreement was that 250,000 shares of Verdisys common stock were issued to Edge and 500,000 shares of Verdisys common stock were issued to Eric McAfee.

During the fourth quarter of 2004, Verdisys sold 400,000 shares of common stock at a price of $0.50 per share to Berg McAfee. The sale had a provision that allows the buyer to re-price the shares to the extent Verdisys offers more favorable terms to third parties prior to March 31, 2005. This provision will result in the issuance of two year warrants to purchase 400,000 shares of Verdisys common stock at a price of $1.00 per share.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – STOCK OPTIONS AND WARRANTS

Options

In April 2003, Verdisys granted options to purchase 780,000 shares of common stock to an employee, options to purchase 250,000 shares of common stock to non-employee directors and options to purchase 250,000 shares of common stock to an employee director. The options all have an exercise price of $0.10 per share and a ten year term. The market value at time of grant was $0.50 per share resulting in an intrinsic value of $512,000. 30,000 options vest monthly over four months, 750,000 options vest quarterly over three years and 500,000 options vest quarterly over one year.

In August 2003, Verdisys granted options to purchase 100,000 shares of common stock to an employee at an exercise price of $4.10 per share, the market price at the date of grant. The options vest quarterly over one year and have a five year term.

In December 2003, Verdisys granted options to purchase 500,000 shares of common stock to an officer/director with an exercise price of $9.55 per share, the market price at the date of grant. The options have a ten year term. 50,000 vest immediately, 50,000 were to vest by December 31, 2003 if Verdisys could collect all of the Edge disputed accounts receivable by December 31, 2003 and the remaining 400,000 options vest evenly over 12 months in 2004. Because Verdisys was unable to collect the accounts receivable from Edge, 50,000 of the 500,000 options were forfeited.

Verdisys recorded expense of $714,524 for the intrinsic value associated with options vesting in 2003. The expense is included in selling, general & administrative expense on the statement of operations.

In January 2004, Verdisys granted options to purchase 230,000 shares of common stock to officers and options to purchase 80,000 shares of common stock to non-employee directors at an exercise price of $4.28 per share, the market price at the date of grant. The options have a ten year term. The options granted to the officers vest quarterly over one year, while the options granted to the directors vested immediately.

In May 2004, Verdisys granted options to purchase 72,000 shares of common stock to non-employee directors at an exercise price of $2.20 per share, the market price at the date of grant. The options vest quarterly over one year and have a ten year term.

In July 2004, Verdisys granted options to purchase 770,000 shares of common stock to officers at an exercise price of $0.90 per share, the market price at the date of grant. The options vest quarterly over three years and have a ten year term.

Verdisys recorded expense of $245,829 for the intrinsic value associated with options vesting in 2004. The expense is included in selling, general & administrative expense on the statement of operations.

Warrants

Verdisys issues warrant to non-employees from time to time. The board of directors has discretion as to the terms under which the warrants are issued. All warrants vest immediately unless specifically noted in warrant agreements.

In April 2003, Verdisys issued warrants to purchase 200,000 shares of common stock at $0.10 per share. Half of the warrants expire in January 2007 and the remainder expires in January 2008. The warrants have a fair value of $80,000 which was expensed when the warrants were granted.

During the summer of 2003, Verdisys negotiated settlements the two original founders for various debts recorded on the books at $576,000 by paying cash of $28,000 and issuing warrants to purchase 150,000 shares of common stock at $0.10 per share. The warrants were valued at $0.40 or $60,000, resulting in a contribution to capital of $488,000 (see Note 19).

During the fall of 2003, Verdisys issued warrants to purchase 92,835 shares of common stock, 83,334 at $6.00 per share that expire October 2008 and 9,501 at $2.00 per share that expire September 2008. The warrants were issued in connection with raising the $5,000,000 from Gryphon (see Note 13) and their fair value of $822,738 was treated as a cost of fundraising.

Verdisys issued warrants to purchase 2,644,438 shares of common stock in 2003 at an exercise price $0.10 per share. The fair value of $1,050,687 has been expensed accordingly in 2003.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

In 2003, previously expired warrants to purchase 232,334 shares of common stock were extended and exercised. At the time of the extension Verdisys stock was selling for $0.50 per share in private placements and the warrant was exercised at $0.75 per share. Using the minimum value method, the modification resulted in no additional compensation expense.

In May 2004, Verdisys borrowed $185,000 under one year promissory notes issued to certain private investors with interest of 8%. Warrants to purchase 37,000 shares of our common stock at $2.00 per share were issued in connection with the notes (see Notes 8 and 9). The warrants have a term of one year. The notes have been discounted for the relative fair value of the warrants.

From May to June 2004, Verdisys issued warrants to purchase 71,800 shares of common stock at $2.00 per share in connection with the private placement that raised $359,000 (see Note 13). An additional warrant to purchase 7,180 shares of common stock at $2.00 per share was issued as part of the offering costs of the private placement. The warrants have a term of two years.

In July 2004, Verdisys issued $200,000 in convertible notes to third party lenders and warrants to purchase 100,000 shares of common stock at an exercise price of $0.001 per share. The warrants have a term of one year. We also issued $150,000 in convertible notes to third party lenders and warrants to purchase 75,000 shares of common stock at an exercise price of $0.01 per share. The warrants have a term of two years. The notes have been discounted for the relative fair value of the warrants (see Note 9).

In August 2004, Verdisys issued warrants to purchase 140,000 shares of common stock at $0.80 per share to certain subcontractors. The warrants vest at the rate of 20% immediately and then 20% every 90 days thereafter until fully vested. The warrants have a term of two years. The fair value of $98,000 was expensed in 2004.

In October 2004, Verdisys issued $200,000 in convertible notes to Berg McAfee Company and Eric McAfee ($100,000 each) and warrants to purchase 100,000 shares of common stock at $0.001 per share (see Note 8). The warrants have a term of one year. The notes have been discounted for the relative fair value of the warrants.

In October 2004, Verdisys issued warrants to purchase 250,000 shares of common stock at $0.50 per share to Alberta Energy Holdings (“Alberta”) as part of a licensing agreement (see Note 17). The warrants have a term of three years. The fair value of $199,750 was expensed in 2004.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at December 31, 2002	9,502,189	$0.10	3,550,909	$0.33

Year ended December 31, 2003:
Granted	1,880,000	2.83	3,319,607	0.26
Exercised	(2,509,291)	0.10	(2,092,961)	0.10
Forfeited	(4,760,522)	0.23	(352,840)	0.31

Outstanding at December 31, 2003	4,112,376	1.35	4,424,715	0.38

Year ended December 31, 2004:
Granted	1,152,000	1.89	780,980	0.48
Exercised	(369,583)	0.10	(837,605)	0.10
Forfeited	(2,481,113)	1.47	(573,871)	0.18

Outstanding at December 31, 2004	2,413,680	$1.67	3,794,219	$0.49

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

Options outstanding and exercisable as of December 31, 2004:

	Outstanding		Exercisable Number of Shares
Exercise Price	Number of Shares	Remaining life
$ 0.10	5,000	6 years	5,000
0.10	118,556	7 years	118,556
0.10	954,792	8 years	685,790
9.55	183,332	9 years	183,332
4.28	310,000	9 years	252,500
2.20	72,000	9 years	36,000
0.90	770,000	10 years	128,333

	2,413,680		1,409,511

Warrants outstanding and exercisable as of December 31, 2004:

	Outstanding		Exercisable Number of Shares
Exercise Price	Number of Shares	Remaining life
$ 0.00 – 0.15	1,150,000	1 years	1,150,000
2.00	378,482	1 years	378,482
0.01 - 0.50	260,889	2 years	218,889
1.00	85,000	2 years	85,000
2.00	16,180	2 years	16,180
0.10 – 0.50	1,810,833	3 years	1,810,833
2.00	9,501	4 years	9,501
6.00	83,334	4 years	83,334

	3,794,219		3,752,219

NOTE 15 – CONCENTRATIONS

One customer accounted for 14% and 38% of total revenues in 2004 and 2003, respectively. Related parties accounted for 2% and 52% of total revenues in 2004 and 2003, respectively.

Verdisys at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2004, Verdisys had $160,262 in cash in excess of FDIC insurance limits.

Verdisys performs ongoing credit evaluations of its customers’ financial condition and does not generally require collateral from them.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 16 – COMMITMENTS & CONTINGENCIES

In August 2003, Verdisys obtained a 75% net revenue interest in property located in Monroe, Louisiana from a third party in exchange for agreeing to perform lateral drilling services on the property. In October 2003, Verdisys assigned the net revenue interest to Edge for $200,000. Edge only paid Verdisys $120,000. Verdisys agreed to refund the money to Edge if Verdisys did not deliver a lease between Edge and the original owner within 90 days if Edge desired. As of December 31, 2004, Verdisys had not delivered the necessary lease and Edge had the right under the agreement to request a refund of the $120,000 (see Note 20). Effective January 19, 2005, Verdisys, Edge and certain other parties entered in a settlement agreement and mutual release to fully settle and resolve disputes among the parties. Under the settlement, Verdisys will retain the $120,000 already received and both Edge and Verdisys will drop their claims in the dispute. See Note 22 for further details.

Under the terms of the Landers lateral drilling license (see Note 5), Verdisys is obligated to pay a royalty of $500 for every well in which that technology is utilized. The Landers license expires upon the expiration of the underlying patents, the earliest date being October 2013.

Under the terms of an exclusive worldwide licensing agreement for the application of Abrasive Fluid Jet (“AFJ”) cutting technique, Verdisys agreed to pay Alberta a $10,000 per month consulting fee for six months beginning on November 30, 2004. In addition, royalties are payable by Verdisys at the rate of $1,000 per well for services billed at $40,000 or less and for services above $40,000, a royalty of 2% per well is payable quarterly. As specific phases of the AFJ process are successfully applied, Alberta is entitled to receive four tranches of warrants to purchase 250,000 shares of common stock. The first tranche has already been issued (see note 14). The warrants have a three year term, with an exercise price of $0.62 per share for the pending tranches. The agreement also provides for the mutual sharing of the proceeds from the sale of the technology with Verdisys, subject to a maximum of $10 million. The AFJ license is for a term of ten years and automatically extends for additional two-year terms.

Three of Verdisys’ employees are under employment agreements. One agreement was entered into June 2003 and provides for a base salary of $150,000 in year one, $180,000 in year two and $210,000 in year three. The other agreements have a one year term but provide for one year renewals. One of the agreements is for a minimum base salary of $185,000, while the other agreement provides for a $20,000 escalation for two years from the original base salary of $175,000 in 2004.

NOTE 17 – LITIGATION

Lawsuits involving Edge Capital Group, Inc. (Settled)

Effective January 19, 2005, Edge, certain entities affiliated with Edge, Eric McAfee (Verdisys’ former Vice Chairman) and Verdisys, entered into a Settlement Agreement and Mutual Release to fully settle and resolve the disputes between Edge and its affiliated entities, Mr. McAfee, Verdisys’ directors and Verdisys (see Note 22). The settlement removed Verdisys’ liability for a $300,000 guarantee and deferred revenue of $497,000. In July 2003, Verdisys guaranteed Edge’s purchase of oil and gas properties from another entity for $450,000. Edge paid $150,000 and signed a note payable for $300,000 due in 2004. Edge defaulted on the note and had requested Verdisys to pay the amounts due. In June 2003, Verdisys signed an agreement to drill wells for Edge and Edge paid $497,000 in 2003. Edged had disputed whether services were actually performed and requested the $497,000 to be returned to their third party financing source but did not initiate any court action. Verdisys had inadequate documentation to substantiate what services were actually performed, so the revenue was deferred in 2003.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

Verdisys had initiated a lawsuit against Edge that requested a declaratory judgment that a purported agreement between Verdisys and Edge was not enforceable. It was filed in Montgomery County, Texas in February 2004. The lawsuit arose from Edge’s contention that one of Verdisys’ ex-officers committed the company to purchase certain oil and gas properties from Edge. Edge had filed a counterclaim against Verdisys and asserted claims against Dan Williams (Verdisys’ former President and CEO), Eric McAfee, Ron Robinson (Verdisys former CEO and current Board member), Andrew Wilson (Verdisys former CFO) and Verdisys current Board members Joseph Penbera, Frederick Ruiz, James Woodward and John Block. Edge has also made claims against Solarcom, L.L.C., DeLage Landen Financial Services, Inc., Andrew Wilson and Allen Voight. Edge had sought to enforce the agreement Verdisys challenged and alleged several causes of action including claims for fraud, breach of contract, negligence and conspiracy. Edge had asserted actual damages in excess of $85 million and had claimed punitive damages as well.

Edge and one of its apparent owners, Frazier Ltd., initiated a lawsuit in Summin County, Ohio against Verdisys, Solarcom, L.L.C., DeLage Landen Financial Services, Inc. and Firstmerit Bank, N.A. that sought an injunction against the draw against a letter of credit pledged as collateral for a credit advanced to Edge. Edge asserted that its transaction with Verdisys was the product of fraud and that its creditor, DeLage Landen as assignee from Solarcom, should not be allowed to draw against Edge’s letter of credit from Firstmerit. The Ohio state court denied Edge’s request for a temporary injunction. The pleadings in the Ohio action did not include any claim for damages from Verdisys.

Class Action Lawsuit (Settled)

In March 2005, Verdisys entered into an agreement, subject to court approval, to settle the class action lawsuit brought by former shareholders in March 2004 in the U.S. District Court for the Southern District. Under terms of the agreement, Verdisys will issue to the class 1,150,000 shares of common stock and pay up to $55,000 in legal and administrative fees for the plaintiffs. The lawsuit alleged that Verdisys and its former CEO, Dan Williams, and Verdisys’ former CFO, Andrew Wilson, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The lawsuit alleged that defendants made material misstatements about Verdisys’ financial results. More specifically, the Complaints alleged that defendants failed to disclose and indicate: (1) that Verdisys had materially overstated its net income and earnings per share; (2) that Verdisys prematurely recognized revenue from contracts between Verdisys, Edge Capital and Energy 2000 in violation of GAAP and its own revenue recognition policy; (3) that Verdisys lacked adequate internal controls and was therefore unable to ascertain the true financial condition of the company; and (4) that as a result of recognizing revenue prematurely, Verdisys’ financial results were inflated at all relevant times. Verdisys had filed a motion to dismiss all actions in the litigation against it.

Securities and Exchange Commission Investigation Inquiries

Verdisys received notice in January 2004 that the Securities and Exchange Commission (“SEC”) has initiated a formal investigation into its reporting practices and public statements about Verdisys in 2003.

The SEC has requested substantiation and documentary evidence from Verdisys concerning the performance of certain lateral drilling services by subcontractors in the period from May 2003 to September 2003, supervision of such services by Verdisys’ executive management at the time, revenue recognition related to the performance of such services, the third quarter 2003 earnings restatement, public statements concerning the services performed, and related matters. The SEC has also requested information and documentary evidence related to Verdisys’ acquisition of certain assets of QuikView, Inc., a related party company, in June, 2003. In its letters to Verdisys requesting documents, the SEC stated that the staff’s inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any persons, company or security.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

Since December 2003, Verdisys has taken several steps to address issues related to the SEC’s inquiries, including the termination and replacement of the previous Chief Executive Officer and Chief Operating Officer and the reassignment of its Chief Financial Officer. Two directors have resigned from the Verdisys’ board and Verdisys has appointed a new CFO. Internal controls have been strengthened overall, particularly with respect to the public release of Verdisys information and the recognition of revenue. Verdisys had also initiated an internal investigation of the matters of concern to the SEC. Consequently, Verdisys restated its second and third quarter financial statements for fiscal year 2003 and deferred all revenue related to the aforementioned period until such time that it can substantiate whether or not the services were performed.

Verdisys is cooperating fully with the SEC, including the provision of numerous documents and voluntary testimony by its current executives. In December 2004, the staff of the SEC notified Verdisys that it was considering recommending that the SEC bring a civil injunction (including a possible permanent injunction and a civil penalty) against Verdisys alleging violations of provisions of the Sections 10(b), 13(b)(2)(A), 13(b)(2)(B) and 15(d) of the Securities Exchange Act of 1934 and rules promulgated thereunder in connection with the purchase and sale of securities of Verdisys, recordkeeping, internal controls, certification and disclosure obligations. Verdisys was notified of its right to make a Wells submission. Verdisys has provided information to the SEC setting forth the specific steps it has taken to upgrade the quality and effectiveness of its board of directors, replace the previous management team with industry experts, improve its recordkeeping, internal and disclosure controls, and revenue recognition procedures. Although Verdisys is working to bring the matter to a prompt conclusion, it cannot make any assurance that the investigation will be resolved positively or that it will not have negative effects on Verdisys’ limited resources or its ability to raise capital and use its stock as acquisition currency during the period of the investigation.

Claims by Investor (Partially Settled)

In February 2005, Verdisys entered into an Agreed Judgment and Order of Severance with Gryphon Master Fund, L.P. (“Gryphon”) as to all breach of contract claims related to Verdisys’ delay in registering common stock acquired by Gryphon in October 2003 (see Note 22). Under the terms of the Agreed Judgment, Verdisys is obligated to pay liquidated damages of $500,000 to Gryphon on or before September 30, 2005 (see Note 6). Additionally, Gryphon has agreed to abate their remaining claims and related discovery in the lawsuit against Verdisys until after September 30, 2005. Verdisys agreed to register the shares issued to Gryphon on or before March 2004 or be subject to certain liquidated damages. Gryphon made a claim against Verdisys for the maximum liquidated damages in an amount of $400,000. Gryphon has also claimed it has sustained actual damages in excess of $6.2 million. In July 2004, Gryphon filed a lawsuit in the state district court in Dallas County, Texas against Verdisys, alleging, among other things, breach of contract and securities fraud by Verdisys. In connection with the lawsuit, Gryphon requested liquidated damages, actual damages, punitive damages, interest, costs and attorneys’ fees among other claims Verdisys intends to vigorously defend itself in this matter with respect to the remaining claims of Gryphon. If Gryphon prevails, it may obtain significant damages that may have a material adverse effect on Verdisys’ financial condition.

Claims by Former CEO

In July 2004, Verdisys was informed that a former Chief Executive Officer of Verdisys filed a lawsuit against Verdisys for breach of contract and wrongful discharge. The lawsuit seeks relief in excess of $500,000 related to an alleged employment agreement and also seeks damages related to an excess of 4 million stock options claimed due pursuant to the alleged agreement. The lawsuit was filed in state court in San Diego, California. Verdisys intends to vigorously defend itself in this matter. If the plaintiff prevails, it may obtain significant damages that may have a material adverse effect on Verdisys’ financial condition.

Verdisys, Inc.	Annual Report

Verdisys, Inc.

NOTES TO FINANCIAL STATEMENTS

Energy 2000 (Settled)

In October 2004, Verdisys entered into an agreement with Berg McAfee Companies, Energy 2000 and Eric McAfee (collectively, “McAfee Group”) to settle several outstanding legal issues. Energy 2000 has agreed to settle a finders fee and lateral drilling services dispute by delivering 300,000 shares of NGS stock into escrow for Verdisys. Due to uncertainties on the liquidity of the shares, Verdisys has assigned no value to them as of December 31, 2004. Furthermore, to settle the “Lawsuits involving Edge Capital Group, Inc.”, the McAfee Group exchanged into escrow 500,000 shares of NGS stock for 500,000 shares of Verdisys common stock. In January 2005, the McAfee Group replaced the 500,000 shares of NGS stock with $625,000 in cash. Verdisys submitted that cash and an additional 250,000 shares of Verdisys common stock to Edge as part of the settlement. Verdisys also has agreed to dismiss the QuikView, Inc. lawsuit, which it had filed against certain individuals.

General

Verdisys has never been in bankruptcy, receivership or any similar legal proceeding. Other than the aforementioned legal matters, Verdisys is not aware of any other threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

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

NOTE 18 – NON-CASH TRANSACTIONS ON CASH FLOW STATEMENT

	2004	2003
Seller financed purchase of license with note	$1,184,808	$2,650,000
Stock issued for license amendment	—	2,275,000
Stock issued for reduction of note payable on license	—	250,000
Contributions to capital by founders for debt forgiveness	—	488,000
Conversion of notes payable to common stock	—	1,245,000
Conversion of accrued interest on notes payable to common stock	—	261,190
Conversion of Series B preferred stock to common stock	—	705,000
Stock issued for accounts payable	51,977	16,666
Warrants exercised with notes payable	—	20,000
Warrants issued with notes payable	190,842	—

NOTE 19 – DEBT FORGIVENESS INCOME & CONTRIBUTION TO CAPITAL

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

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 20 – GAIN ON SALE OF PROPERTY

In August 2003, Verdisys obtained a 75% net revenue interest in property located in Monroe, Louisiana from a third party in exchange for agreeing to perform lateral drilling services on the property. In October 2003, Verdisys assigned the net revenue interest to Edge for $200,000. Edge paid Verdisys $120,000 and agreed to pay the balance of $80,000 by March 31, 2004. Verdisys agreed to refund the money to Edge if Verdisys did not deliver a lease between Edge and the original owner within 90 days if Edge desired. Verdisys recognized a $120,000 gain for the monies received due to a $0 cost basis by Verdisys. The $80,000 was not collected and under terms of the Settlement Agreement and Mutual Release entered into with Edge effective January 19, 2005, Verdisys has relinquished its right to these funds. See Note 22 for further detail.

NOTE 21 – BUSINESS SEGMENTS

Verdisys has two reportable segments: (1) lateral drilling and (2) satellite service. A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.

Verdisys evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The table below reports certain financial information by reportable segment:

	For the Years Ended December 31,
	2004	2003
Revenues from external customers
Lateral drilling	$738,710	$466,194
Satellite service	714,634	419,247

	$1,453,344	$885,441

Depreciation and amortization
Lateral drilling	$499,631	$215,258
Corporate	13,075	4,434

	$512,706	$219,692

Operating loss [1]
Lateral drilling	$(1,521,185)	$(935,238)
Satellite service	(195,521)	(169,251)
Corporate	(3,757,368)	(6,618,973)

	$(5,474,074)	$(7,723,462)

Acquisition of equipment
Lateral drilling	$—	$767,420
Corporate	3,705	32,073

	$3,705	$799,493

1	– Operating loss is total operating revenue less operating expenses, selling general & administrative expenses, depreciation and amortization, bad debts and does not include other income and expense or income taxes.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

One customer of Verdisys lateral drilling, Maxim Energy, represented approximately 14% of total revenue in 2004. Energy 2000, a customer of Verdisys lateral drilling and a related party, represented approximately 38% of total revenue in 2003.

Verdisys assets at December 31, 2004 were as follows:

Lateral drilling	$5,030,476
Satellite service	73,936
Corporate	313,541

$5,417,953

All of Verdisys’ long-term assets are attributable to North America. The following table sets forth financial information with respect to Verdisys’ revenues by geographic area:

	2004	2003
United States	$1,279,053	$885,441
Africa	174,291	—

	$1,453,344	$885,441

NOTE 22 – SUBSEQUENT EVENTS

In January and February 2005, Verdisys issued 433,000 shares of common stock for $216,500 in a private placement for $0.50 per share. Two year warrants to purchase 433,000 common shares at $1.00 per share were attached to the common stock. Offering costs consisted of 15,800 shares of common stock and warrants to purchase 15,800 shares of common stock at $1.00 per share.

In January 2005, we issued 16,000 shares of common stock for the payment of leasing fees valued at approximately $8,000 and 10,666 shares of common stock to settle unpaid compensation issues with two former AgZone employees. Verdisys also issued 388,502 shares of common stock under a program to compensate our directors, employees, contractors and former employees for unpaid wages, commissions and director fees accrued in 2004.

Effective January 19, 2005, Verdisys, Edge, certain entities affiliated with Edge and Eric McAfee entered into a settlement agreement and mutual release to fully settle and resolve the disputes. As part of the settlement, Verdisys issued an aggregate of 750,000 shares of common stock along with warrants to purchase 750,000 shares of common stock to Edge. 250,000 shares were issued during October 2004 and the remaining 500,000 shares were issued in 2005 and were valued at $240,000. In addition, Verdisys agreed to provide Edge a drilling rig to provide certain lateral drilling services in return for a fee per well and a share of the revenues generated from each well drilled. Upon closing of the settlement, Verdisys will sublicense the lateral drilling technology to Edge for certain limited purposes. As part of the settlement, the parties to the agreement have agreed to a mutual release and to dismiss all pending claims and litigation upon performance of the obligations in the settlement agreement. If the remaining obligations under the settlement agreement are not performed, this would cause the release to not be effective and could lead to the underlying lawsuit being reinstituted. The settlement agreement has been reflected in the 2004 Statement of Operations, but had less than a $1,000 of impact as the settlement costs were offset by the write-off of previously accrued liabilities.

In February 2005, Verdisys entered into an Agreed Judgment and Order of Severance with Gryphon as to all breach of contract claims related to Verdisys’ delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, Verdisys is obligated to pay liquidated damages of $500,000 to Gryphon on or before September 30, 2005. Additionally, Gryphon has agreed to abate their remaining claims and related discovery in the lawsuit against Verdisys until after September 30, 2005.

Verdisys, Inc.	Annual Report

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

On March 8, 2005, Verdisys entered in an Assignment of License Agreement with Maxim TEP, Inc. (“Maxim”). The President and Chief Executive Officer of Maxim is Dan Williams, a former president and CEO of Verdisys. Verdisys and Carl Landers entered into a license agreement on April 23, 2003 for the exclusive use of the Landers horizontal drilling process (see Note 5). Under the Assignment, Verdisys assigned to Maxim its rights in the license; all current and future negotiations for assignments, sublicenses or territorial royalty pertaining to the license and two lateral drilling rigs. The first rig is to be delivered upon payment of the first installment by Maxim and the second rig is to be delivered no later than June 30, 2005. As consideration, Maxim agreed to pay Verdisys a total of $1.3 million in cash and release a $270,000 credit obligation owed by Verdisys to Maxim. The cash payments will be made in four installments: $300,000 on March 9, 2005; $100,000 on March 18, 2005; $500,000 on June 3, 2005 and $400,000 on September 2, 2005. Verdisys will retain a non-exclusive sublicense interest as long as Verdisys pays all required royalties on which the Landers horizontal technology is utilized.

In March 2005, Verdisys, Inc, entered into an agreement, subject to court approval, to settle the class action lawsuit brought by former shareholders in March 2004 in the U.S. District Court for the Southern District. Under the terms of the agreement, Verdisys would issue to the class 1,150,000 shares of common stock and pay up to $55,000 in legal and administrative fees for the plaintiffs.

Verdisys, Inc.	Annual Report

Item 8. Changes In / Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a. Controls and Procedures

Our management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was conducted as of December 31, 2004. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by Verdisys in the reports that it files or submits under the Exchange Act is accumulated and communicated to Verdisys management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) information required to be filed in the reports it files or submits is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no changes in internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

The Audit Committee, along with management, has reinforced internal controls and has implemented stringent policies regarding business engagements and activities. These policies and procedures cover the areas of approval and authority limits, segregation of duties, internal audit procedures, revenue recognition, contractual commitments, documentation and customer acceptance, and staggered levels of internal checks and balances. Operating documents, such as the “Verdisys Accounting Operations Manual,” “Employee Handbook” and “Approval Authorities” have been revised and adopted to describe such policies and train personnel. Since the earnings restatement in November 2003, the Committee has increased the frequency of its meetings and has directly reviewed and approved internal policies and procedures. They have also been directly involved in recruiting key personnel, namely a new CFO, a new controller and meeting with our auditors.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and has discussed with the independent accountant the independent accountant’s independence. Based on the review and discussions conducted by the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 for filing with the Commission.

Joseph J. Penbera, PhD – Chairman

John R. Block

O. James Woodward III

Sarbanes-Oxley Act

While the effective date of Section 404 of the Sarbanes-Oxley Act for non-accelerated filers like us has been delayed until fiscal years ending on or after July 15, 2006, our Board and management remain committed to implementation. We have already completed several steps such as an audit committee charter.

Verdisys, Inc.	Annual Report

Part III

Item 9. Directors and Executive Officers

The names of our directors and executive officers and certain additional information with respect to each of them are set forth below. The dates set forth under “Year First Became Director” below indicate the year in which our directors first became a director of our predecessor in interest, Verdisys, Inc.

Name	Age	Current Position	Year First Became Director
David M. Adams	53	President
		Co-Chief Executive Officer	N/A
John O’Keefe	56	Co-Chief Executive Officer
		Chief Financial Officer	N/A
John R. Block	70	Director[1]	2000
Joseph J. Penbera, Ph.D.	57	Director[1]	1999
Ronald J. Robinson, Ph.D.	59	Director	2002
Frederick R. Ruiz	61	Director	1999
O. James Woodward, III	69	Chairman of the Board[1]	1999

1	- Member of Audit Committee

Statements below pertaining to the time at which an individual became one of our directors, executive officers or founders refers to the time at which the respective individual achieved his respective status with us or our predecessor in interest, Verdisys, Inc.

David M. Adams has served as our President and COO since January 2004, and became Co-Chief Executive Officer in May 2004. From 1989 to 2000, Mr. Adams served as General Manager of Baker Hughes, E&P Solutions, and from 2001 to 2004; he served as President and General Manager of Subsea Mudlift Drilling Co., LLC, a subsidiary of Hydril Co., LP. Mr. Adams has a degree in petroleum engineering from the University of Texas and is a registered Professional Engineer.

John O’Keefe has served as our Executive Vice President and CFO since January 2004 and became Co-Chief Executive Officer in May 2004. From 1999 to 2000, Mr. O’Keefe served as Vice President of Investor Relations of Santa Fe Snyder, and from 2000 to 2003, he served as Executive Vice President and CFO of Ivanhoe Energy. Mr. O’Keefe has a B.A. in Business from the University of Portsmouth, is a Chartered Accountant and graduated from the Program for Management Development (PMD) from the Harvard Graduate School of Business in 1985 under sponsorship of Sun Oil Co.

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

Ronald J. Robinson, Ph.D. was appointed as our interim President and CEO in December 2003 and has served as Chairman of our Board since January 2002. With the appointment of David Adams as President and Co-Chief Executive Officer, John O’Keefe as Co-Chief Executive Officer and Jim Woodward as Chairman of the Board, Dr. Robinson now serves only as Director. From 1996 to 2001, Dr. Robinson served as president of Texaco Technologies, a subsidiary of Chevron Texaco. From 2001 to 2003, Dr. Robinson was head of the Petroleum Engineering Department at Texas A&M University. Dr. Robinson currently serves as a director of Ensyn Group Inc. Dr. Robinson received his Ph.D. in Petroleum Engineering from Texas A&M University, an M.S. in Physics from Baylor University and a B.S. in Physics and Mathematics from the University of Southern Colorado.

Verdisys, Inc.	Annual Report

Frederick R. Ruiz has served as a director on our Board since its inception in April 1999. He co-founded and is Chairman of the Board of Ruiz Food Products, Inc., a privately held frozen food company. Mr. Ruiz currently serves as a director of McClatchy Newspapers, Inc. and Gottschalks, Inc., each of which are publicly traded, the California Chamber of Commerce and the Hispanic College Fund. During 2004, Mr. Ruiz was named to the California University System Board of Regents.

O. James Woodward III has served as a director on our Board since its inception in April 1999 and was elected Chairman of the Board in May 2004. From 1992 to 1999, Mr. Woodward was an attorney in private practice in Fresno, California. From 1995 to 2000, he was Chairman of MJ Construction Co., a Fresno, California based construction company, and from 2001 to 2003, he served as a consultant in Fresno, California. Mr. Woodward has been in private practice as an attorney since 2003 and is currently Of Counsel with Baker, Manock and Jensen. He currently serves on the board of directors of Gottschalks, Inc. Mr. Woodward received his M.B.A. from Stanford Graduate School of Business and his J.D. from the University of California, Berkeley Law School.

All directors will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our directors. There are no familial relationships among our officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

No non-compete or non-disclosure agreements exist between our management and any prior or current employer.

Our directors are aware of no petitions or receivership actions having been filed or court appointed as to our business activities, officers, directors, or key personnel.

We have not, nor anticipate, making loans to any of our officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities. None of our officers, directors, key personnel, or 10% stockholders has guaranteed or co-signed any bank debt, obligation, or any other indebtedness pertaining to us.

Audit Committee

Our Board of Directors has established an Audit Committee. The Audit Committee meets with management and our independent auditors to determine the adequacy of internal controls and other financial reporting matters. In addition, the committee provides an avenue for communication between the independent auditors, financial management and the Board. Our Board of Directors have determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Joseph J. Penbera, PhD possesses the attributes of an audit committee financial expert. Dr. Penbera is one of our Board members and is the Chairman of the Audit Committee. Dr. Penbera is independent as defined by item 401(e)(ii) of regulation S-B. He receives compensation for board service only and is not otherwise an affiliated person.

Code of Ethics

We have adopted a code of ethics that applies to our senior officers such as the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Our code of ethics was filed as Exhibit 14.1 of our 10-KSB for the year ended December 31, 2003. Our code of ethics is posted on our website at www.verdisys.com. We will provide to any person without charge, upon written request to our corporate secretary at our principal executive office, a copy of our code of ethics.

Verdisys, Inc.	Annual Report

Item 10. Executive Compensation

Dr. Robinson served as interim CEO from January to May 2004 and President for a brief period in January 2004 until Messrs. Adams and O’Keefe were elevated to Co-CEOs. Other than for Dr. Robinson, Mr. Adams and Mr. O’Keefe, we have no other person that is a named executive officer as of December 31, 2004.

Compensation Summary

The following table provides certain summary information concerning compensation for the last three fiscal years earned by or paid to our Chief Executive Officers and each of our other executive officers who had compensation in excess of $100,000 during the last fiscal year (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Award(s)		Payouts
Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation(1) ($)	Restricted Stock Award (s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Ronald J. Robinson	2004	90,000	0	10,000	0	12,000	0	0
Former	2003	70,000	0	0	0	700,000	0	0
Interim CEO	2002	0	0	0	0	50,000	0	0

David M. Adams	2004	181,146	50,000	0	0	500,000	0	0
Co-CEO	2003	0	0	0	0	0	0	0
COO	2002	0	0	0	0	0	0	0

John O’Keefe	2004	172,570	40,000	0	0	500,000	0	0
Co-CEO	2003	0	0	0	0	0	0	0
CFO	2002	0	0	0	0	0	0	0

(1)	During the periods indicated, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Accordingly, no such amounts are included in the Summary Compensation Table.

Option Grants

The following table provides certain information with respect to options granted to our Named Executive Officers named in the Summary Compensation Table during the fiscal year ended December 31, 2004 under our stock option plan:

OPTION GRANTS IN 2004

Name	Number of Securities Underlying Options Granted	Percent of Total Granted to Employees in Fiscal Year	Exercise Price	Market Price on Date of Grant	Expiration Date
Ronald J. Robinson	12,000	1%	$4.28	$4.28	1/21/2014
David M. Adams	150,000	13%	$4.28	$4.28	1/21/2014
	350,000	30%	$0.90	$0.90	7/29/2014
John O’Keefe	80,000	7%	$4.28	$4.28	1/21/2014
	420,000	36%	$0.90	$0.90	7/29/2014

Verdisys, Inc.	Annual Report

Option Exercises and Values

The following table sets forth the information concerning option exercises and the value of unexercised options held by our Named Executive Officers named in the Summary Compensation Table as of the end of the last fiscal year.

AGGREGATED OPTION EXERCISES IN 2004

AND OPTION VALUES AT DECEMBER 31, 2004

			Number of Securities Underlying Unexercised Options Held at December 31, 2004		Value of Unexercised In-The-Money Options Held at December 31, 2004
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald J. Robinson	None	None	189,332	6,000	$0	$0

David M. Adams	None	None	170,834	329,166	$0	$0

John O’Keefe	None	None	130,000	370,000	$0	$0

Note:

Value of Unexercised In-The-Money Options Held at December 31, 2004 computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of our common stock on December 31, 2004 was $0.47, based on the closing price on the OTC Bulletin Board .

Compensation of Directors

We pay our directors fees for attendance at board and other committee meetings in the form of cash compensation or similar remuneration, and reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Currently, each independent director earns compensation of $1,000 per month with an additional $1,000 per month for chairing a committee with the exception of the audit committee chair who receives an additional $2,000 per month and the chairman of the board who receives an additional $3,000 per month. Meeting fees accrue at a rate of $1,000 per day for regularly scheduled Board meetings. Currently, only the chairman of the board is receiving cash payments towards fees earned. All independent directors receive options to purchase 12,000 shares per year.

Employment Agreements

Ronald J. Robinson

In July 2003, we entered into an advisory agreement with Dr. Robinson, and we amended the agreement in December 2003. Pursuant to the agreement, as amended, Dr. Robinson agreed to serve as our interim President and CEO until a suitable replacement was found. For his services as interim President and CEO, he received an option to purchase 500,000 shares of our common stock pursuant to a 12 month vesting schedule (except with respect to 50,000 shares that were tied to certain revenue milestones for the fourth quarter of 2003 and which milestones were not met), and he receives monthly compensation of $20,000 and a monthly office allowance of $2,500. Dr. Robinson also served as Chairman of the Board. In January 2004, David Adams was selected to serve as President thus terminating Dr. Robinson’s service as interim President.

David M. Adams

In January 2004, we entered into an employment agreement with David Adams. The term of the agreement is for one year, and it may be renewed at the pleasure of both parties. Pursuant to the agreement, Mr. Adams serves as our President and COO in exchange for a base salary of $185,000 per year. Mr. Adams also received an option to purchase 150,000 shares of common stock to vest quarterly over the initial term of the employment agreement. Mr. Adams also received a signing bonus in the amount of $50,000 on the effective date of the employment agreement, and is entitled to participate in our annual incentive compensation program with a potential bonus being up to fifty percent of his base salary.

Verdisys, Inc.	Annual Report

John O’Keefe

In January 2004, we entered into an employment agreement with John O’Keefe. The term of the agreement is for one year, and it may be renewed at the pleasure of both parties. Pursuant to the agreement, Mr. O’Keefe serves in the position of Executive Vice President and Chief Financial Officer in exchange for a base annual salary of $175,000 for the first twelve months of his employment, $195,000 for the second year of employment and $215,000 for the third year of employment. Mr. O’Keefe also received an option to purchase 80,000 shares of common stock to vest quarterly over the initial term of the employment agreement. Mr. O’Keefe received a one time payment of $40,000 as a sign-on bonus and is entitled to participate in our annual compensation program with a potential bonus being up to fifty percent of his base salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of our common stock as of February 28, 2005 by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) our Named Executive Officers, and (iv) all directors and executive officers as a group. Each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percentage of Class (1)
Berg McAfee Companies (2)	10,040,752	(3)	28.0%
100600 N. De Anza Blvd., #250
Cupertino, California 95014
Eric McAfee	1,825,400	(4)(5)	5.2%
100600 N. De Anza Blvd, #250
Cupertino, California 95014
David M. Adams	333,332	(6)	*
President and co-CEO
John O’Keefe	283,334	(7)	*
Co-CEO & CFO
John R. Block	194,000	(8)	*
Director
Joseph J. Penbera	1,012,952	(9)	2.9%
Director
Ronald J. Robinson	550,332	(10)	1.6%
Director
Frederick R. Ruiz	401,366	(11)	1.1%
Director
O. James Woodward III	240,500	(12)	*
Director
Total Shares of 5% or more Beneficial Ownership	11,866,152	(13)	32.8%
Total Shares of Officers and Directors as a group	3,015,816		8.4%

*	Less than 1%

Notes:

(1)	Each beneficial owner’s percentage ownership is based upon 34,973,673 shares of common stock outstanding as of February 28, 2005 and assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after February 28, 2005.

(2)	Berg McAfee Companies is controlled by Clyde Berg and Eric McAfee. Mr. McAfee is our former Vice-Chairman.

(3)	Includes 820,014 shares issuable upon exercise of warrants and 52,067 shares issuable upon conversion of convertible debt.

(4)	Includes 250,000 shares issuable upon exercise of warrants and 52,067 shares issuable upon conversion of convertible debt.

(5)	Does not include shares beneficially owned by Berg McAfee.

(6)	Includes 266,666 shares issuable upon exercise of options and 5,000 shares issuable upon exercise of warrants

Verdisys, Inc.	Annual Report

(7)	Includes 220,000 shares issuable upon exercise of options and 5,000 shares issuable upon exercise of warrants.

(8)	Includes 82,000 shares issuable upon exercise of options and 2,000 shares issuable upon exercise of warrants.

(9)	Includes 82,000 shares issuable upon exercise of options and 5,000 shares issuable upon exercise of warrants.

(10)	Includes 195,332 shares issuable upon exercise of options.

(11)	Includes 82,000 shares issuable upon exercise of options and 5,000 shares issuable upon exercise of warrants.

(12)	Includes 94,000 shares issuable upon exercise of options.

(13)	Includes shares beneficially owned by Berg McAfee and Eric McAfee.

Holders

As of February 28, 2005 we had 34,973,673 shares of common stock issued and outstanding and held by approximately 500 shareholders.

Item 12. Certain Relationships and Related Transactions

Energy 2000 NGC, Inc. and Natural Gas Systems, Inc.

Energy 2000 NGC, Inc. (“Energy 2000”) is a subsidiary of Berg McAfee Energy, LLC, which is a wholly owned subsidiary of Berg McAfee Companies (“Berg McAfee”). Berg McAfee has a more than 25% beneficial interest in us. Natural Gas Systems, Inc. (“NGS”) is an independent company with substantial shareholdings owned by Eric McAfee, a 50% owner of Berg McAfee and one of our former directors. Energy 2000 and NGS are beneficially owned 80% and 23% respectively by Berg McAfee or Eric McAfee personally.

We billed $666,250 and $153,960 to Energy 2000 and NGS, respectively, for services performed in 2003. We received $397,500 and $130,000, respectively. However, for Energy 2000 we had inadequate documentation to substantiate whether some of the services were performed. For Energy 2000, we were able to substantiate $328,750 of revenue leaving $68,750 in deferred revenue. We billed $20,457 and $2,000 to Energy 2000 and NGS, respectively, for expenses incurred in 2004. The amount billed to Energy 2000 was deemed uncollectible and the amount billed to NGS was collected. At December 31, 2004, we have no receivables or deferred revenues from related parties.

In September 2003, we signed a drilling service contract with NGS, whereby NGS would have paid us a minimum of $7,800,000 for the lateral drilling of 120 wells. This contract was for a fixed amount with the total price dependent upon the number of wells serviced and offshoot lateral bores drilled. In addition, we would receive a 70 percent interest in the net operating income after payback from these properties.

In April 2003, we signed a drilling service contract with Energy 2000, whereby Energy 2000 would have paid us a minimum of $1,800,000 for the lateral drilling of 45 wells. This contract was for a fixed amount, dependent upon the number of wells serviced and offshoot lateral bores drilled. In addition, we would receive an 80 percent interest in the net operating income after payback from these properties and also be reimbursed for 20 percent of its field costs. In September, 2003 we entered into another contract with Energy 2000 for an additional 57 wells with terms similar to the original contract. These contracts have been suspended for lack of payment.

Lateral drilling services for these two customers ceased in December 2003 because of a change in Verdisys management.

Berg McAfee Companies

In addition to the transactions involving Energy 2000 and NGS, we had an additional transaction with Berg McAfee. In December 2004, Berg McAfee purchased 400,000 shares of our common stock at a price of $0.50 per share in a private transaction. In October 2004, Berg McAfee loaned us $100,000 under the terms of a convertible promissory note bearing interest at 8% and maturing May 31, 2006. In connection with the note, we issued warrants to purchase 50,000 shares of common stock at $2.00 per share during the term of the note to Berg McAfee.

Verdisys, Inc.	Annual Report

Eric McAfee

In addition to the transactions involving Energy 2000, NGS and Berg McAfee, we had the additional transactions with Eric McAfee.

On January 19, 2005, we entered into a settlement agreement and mutual release with Eric McAfee, Edge Capital Group, Inc. (“Edge”) and certain entities affiliated with Robert Frazier, Sr. As part of the settlement, Mr. McAfee paid us $625,000 and gave us 300,000 shares of NGS common stock in exchange for 500,000 shares of our common stock. Mr. McAfee has signed a Funding Agreement to acknowledge an obligation to Verdisys of $375,000, currently secured by the 300,000 shares of NGS common stock. The $625,000 in cash was then distributed to Edge along with 750,000 shares of our common stock. At the closing of the settlement agreement, the parties have agreed to a mutual release and have agreed to dismiss all pending claims and litigation between them.

In October 2004, Mr. McAfee loaned us $100,000 under the terms of a convertible promissory note bearing interest at 8% and maturing May 31, 2006. In connection with the note, we issued warrants to purchase 50,000 shares of common stock at $2.00 per share during the term of the note to Mr. McAfee.

We had a consulting agreement with Mr. McAfee for $10,000 per month through April 30, 2005, with $120,000 due during 2004 and $40,000 in 2005. This agreement was cancelled upon his resignation as a director.

In April 2003, we issued 2,000,000 shares of our common stock for what management believed was satellite communications management software pursuant to an asset purchase agreement with a related party. Management in place as of August 2003 maintained the software was not useful and impaired it as of June 30, 2003. Eric McAfee, a principal to the counterparty in the transaction, acquired 11.5% of the 2,000,000 shares. In June 2004, we filed a lawsuit against Eric McAfee, Mark Crone and QuikView Inc. in an attempt to negate the transaction. In November 2004, we dismissed the lawsuit against all defendants with prejudice.

In April 2003, Mr. McAfee was granted options to purchase 50,000 shares of our common stock for his role as a director. The options had an exercise price of $0.10 per share, but where granted when the market value was $0.50 per share. The options vested quarterly over one year and have a ten year term. Mr. McAfee’s role as a director terminated effective March 2, 2004.

Directors and Officers

In July 2004, we granted options to purchase 350,000 shares of our common stock to David M. Adams and options to purchase 420,000 shares of our common stock to John O’Keefe. Mr. Adams is our president and co-CEO, while Mr. O’Keefe is our co-CEO and CFO. The options have a ten year term and are exercisable at $0.90 per share, the market price at date of grant. The options vest quarterly over three years.

In May 2004, we granted options to purchase 12,000 shares of our common stock to the following directors; John R. Block, Joseph J. Penbera, Frederick R. Ruiz and Ronald J. Robinson. We also granted options to purchase 24,000 shares of our common stock to O. James Woodward III, another director. The options have a ten year term and are exercisable at $2.20 per share, the market price at date of grant. The options vest quarterly over one year.

In May 2004, Messrs. Adams, O’Keefe, Penbera and Ruiz loaned $25,000 to us, while Mr. Block loaned $10,000. The notes bear interest at 8% and mature on May 14, 2005. In connection with the notes we issued warrants to purchase 5,000 shares of common stock to Messrs. Adams, O’Keefe, Penbera and Ruiz and warrants to purchase 2,000 shares of common stock to Mr. Block. The warrants are exercisable at $2.00 per share.

In January 2004, we granted options to purchase 150,000 shares of our common stock to Mr. Adams and options to purchase 80,000 shares of our common stock to Mr. O’Keefe. We also granted options to purchase 20,000 shares of our common stock to the following directors; Messrs. Block, Penbera, Ruiz and Woodward. The options have a ten year term and are exercisable at $4.28 per share, the market price at date of grant. The options granted to the officers vest quarterly over one year, while the options granted to the directors vested immediately.

In January 2004, we entered into an employment agreement with Mr. O’Keefe to serve as CFO. The agreement stipulates compensation of $175,000 in year one, $195,000 in year two and $215,000 in year three. The agreement renews annually.

In December 2003, we entered into an employment agreement with Mr. Adams to serve as CEO. The agreement provides for a base salary of not less than $185,000. The agreement renews annually.

Verdisys, Inc.	Annual Report

In December 2003, we granted options to purchase 500,000 shares of our common stock to Ronald J. Robinson, our then chairman of the board and interim CEO. The options have a ten year term and are exercisable at $9.55 per share, the market price at date of grant. 50,000 vested immediately, 50,000 were performance options and did not vest, and the remaining 400,000 options vest evenly over 12 months in 2004.

In April 2003, we granted options to purchase 50,000 shares of our common stock to each of our directors. The directors awarded options were Messrs. Block, Penbera, Robinson, Ruiz and Woodward. We also granted options to purchase 200,000 shares of our common stock to our interim CEO, Mr. Robinson. The options all have an exercise price of $0.10 per share and were granted at a time when the market value was $0.50 per share. The options vest quarterly over one year and have a ten year term.

Verdisys, Inc.	Annual Report

Item 13. Exhibits and Reports on Form 10-KSB

(a) Exhibits

Index of Exhibits

Verdisys, Inc. includes by reference, unless otherwise indicated, the following exhibits:

Number	Description
2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K

3.1	Restated Articles of Incorporation dated July 15, 2003 Filed June 29, 2004 with the SEC, Form SB-2

3.2	Bylaws, as amended September 25, 2003 Filed June 29, 2004 with the SEC, Form SB-2

4.1	Form of Subscription Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.2	Form of Warrant Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.3	Form of Promissory Note Filed August 11, 2004 with the SEC, Form 10-QSB

4.4	Form of Convertible Promissory Note Filed August 11, 2004 with the SEC, Form 10-QSB

4.5	Form of Registration Rights Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

10.1	Employment Agreement – John O’Keefe, dated January 6, 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.2	Employment Agreement – David Adams, dated December 31, 2003 Filed April 15, 2004 with the SEC, Form 10-KSB

10.3	Advisor Agreement – Dr. Ron Robinson, amended December 11, 2003 Filed April 15, 2004 with the SEC, Form 10-KSB

10.4	Employment Agreement – Andrew Wilson, dated June 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.5	License Agreement – Carl W. Landers, dated April 24, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K

10.6	Amendment to License Agreement – Carl W. Landers, dated September 4, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K

10.7	Second Amendment to License Agreement – Carl W. Landers, dated February 28, 2004; Filed February 28, 2004 with the SEC, Report on Form 8-K

10.8	Technology Report, “Landers Technology”, dated October 13, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.9	Subscription Agreement, Gryphon Master Fund, L.P., dated October 23, 2003 and Registration Rights Agreement dated October 24, 2003 Filed October 27, 2003 with the SEC, Report on Form 8-K

Verdisys, Inc.	Annual Report

Number	Description
10.10	Form of Registration Rights Agreement, re: Private Placement Offering July/August 2003 Filed December 3, 2003 with the SEC, Form 10-QSB, as amended

10.11	Alternative Form of Registration Rights Agreement, re: Offering July/August 2003 Filed December 3, 2003 with the SEC, Form 10-QSB, as amended

10.12	Placement Agency Agreement, Stonegate Securities, Inc., dated August 26, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.13	Independent Contractor Agreement, Terronne Petroleum Corporation, dated August 1, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.14	Master Services Contract, Esperada Energy Partners, L.L.C., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.15	Services Contract, Maxim Energy, Inc., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.16	Services Contract, Natural Gas Systems, dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.17	Contract – Natural Gas Systems, “Delhi Field”, dated September 22, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.18	Services Contract, Amvest Osage, Inc.; dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.19	Acknowledge of amounts owed at September 30, 2003 re. Edge Capital Group contract dated June 16, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.20	Contract – Edge Capital Group, “Franklin Field”, dated September 27, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.21	Contract – Edge Capital Group, “Monroe Field”, dated June 16, 2003 Filed August 20, 2003 with the SEC, Form 10-QSB, as amended

10.22	Addendum to Contract, Edge Capital Group, “Monroe Field”, dated November 19, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.23	Contract – Noble Energy, re: Satellite Services, dated September 17, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.24	Contract – Apache Corp., re: Satellite Services, dated September 11, 2002 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.25	Contract – Energy 2000 NGC, “Monroe Field”, dated April 30, 2000 Filed August 20, 2003 with the SEC, Form 10-QSB, as amended

10.26	Verdisys, Inc. 2003 Stock Option Plan; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.27	Master Service Contract – BlueRidge Gas Partners, LLC – June 23, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.28	Master Service Contract – VJI Natural Resources, LLC – July 20, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

Verdisys, Inc.	Annual Report

Number	Description
10.29	Contract/Order – U. S. Department of Energy – June 4, 2004 and Letter of Intent, Radial Drilling Optimization Services – April 14, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.30	Contract – License Agreement between Alberta Energy Holdings, Inc. and Verdisys, Inc. for Abrasive Fluid Jet Technology, dated October 27, 2004 Filed November 15, 2004 with the SEC, Form 10-QSB

10.31	Contract – Agreement among Verdisys, Berg McAfee Companies, Energy 2000 NGC, and Eric McAfee Filed November 15, 2004 with the SEC, Form 10-QSB

10.32	Settlement Agreement and Mutual Release dated as of January 19, 2005 by and among Verdisys, Inc., Eric McAfee, Edge Capital Group, Inc. and certain entities affiliated with Robert Frazier, Sr. Filed February 4, 2005 with the SEC, Form 8-K

10.33	Assignment of License Agreement dated March 8, 2005 by and among Verdisys, Inc. and Maxim TEP, Inc. Filed March 14, 2004 with the SEC, Form 8-K

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

*	Filed herewith

(b) Reports on Form 8-K

During the quarter ending December 31, 2004, we had no filings on Form 8-K with the Securities and Exchange Commission.

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and for services provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years were: $95,970 in Fiscal Year 2004 and $58,000 in Fiscal Year 2003.

Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements, and are not reported under the prior caption Audit Fees.

Tax Fees

No aggregate fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

No other services were provided, nor aggregate fees billed, other then such services or fees which have been previously disclosed herein.

Our Audit Committee has approved all of the services performed by our principal accountant for the fiscal year ending December 31, 2004.

Verdisys, Inc.	Annual Report

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verdisys, Inc.
(Registrant)

By:	/s/ David M. Adams
David M. Adams
Co-Chief Executive Officer
Principal Executive Officer

Date: March 29, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David M. Adams	By:	/s/ John O’Keefe
	David M. Adams		John O’Keefe
	President Co-Chief Executive Officer Principal Executive Officer		Co-Chief Executive Officer Chief Financial Officer Principal Accounting Officer

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ John R. Block	By:	/s/ Joseph J. Penbera, Ph.D.
	John R. Block Director		Joseph J. Penbera, Ph.D. Director

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ Ronald J. Robinson, Ph.D.	By:	/s/ Frederick R. Ruiz
	Ronald J. Robinson, Ph.D.		Frederick R. Ruiz
	Director		Director

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ O. James Woodward III
O. James Woodward III
Director

Date: March 29, 2005