Form 10QSB
period 2005-03-31
VERDISYS INC
filed 2005-05-05
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2005 - 36,051,830 shares of common stock

The common stock of Verdisys, Inc. is traded on the NASDAQ Bulletin Board under the symbol “VDYS”.

Transitional Small Business Disclosure Format (check one):    Yes  ☒    No  ☐

Verdisys, Inc.

VERDISYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VERDISYS, INC.

BALANCE SHEET

(Unaudited)

March 31, 2005

Assets

Current Assets:
Cash	$169,856
Accounts receivable, net of allowance for doubtful accounts of $17,001	136,102
Lease receivable	50,000
Receivable from related party	375,000
Other current assets	75,381

Total Current Assets	806,339

Equipment, net of accumulated depreciation of $103,174	531,570
License, net of accumulated amortization of $637,505	3,987,495

Total Assets	$5,325,404

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$661,096
Accrued expenses	1,210,075
Deferred revenue	270,710
Customer deposits	101,850
Notes payable – related parties, net of unamortized discount of $2,521	107,479
Notes payable – other, net of unamortized discount of $53,643	421,357

Total Current Liabilities	2,772,567

Long Term Liabilities:
Notes payable – related parties, net of unamortized discount of $41,792	158,208
Deferred revenue, less current portion	48,543

Total Liabilities	2,979,318

Commitments & Contingencies

Stockholders’ Equity:
Common Stock, $.001 par value, 50,000,000 shares authorized; 36,051,830 shares issued and outstanding	36,052
Additional paid-in capital	27,419,393
Accumulated deficit	(25,109,359)

Total Stockholders’ Equity	2,346,086

Total Liabilities and Stockholders’ Equity	$5,325,404

See accompanying notes to condensed financial statements.

VERDISYS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31,
	2005	2004
Revenue:
Satellite Services	$272,802	$91,750
Drilling Services	14,981	114,158

Total Revenue	287,783	205,908
Cost of Services Provided:
Satellite Services	173,803	164,078
Drilling Services	119,484	255,262

Total Cost of Services Provided	293,287	419,340

Gross Deficit	(5,504)	(213,432)

Operating Expenses:
Selling, general and administrative	1,034,627	2,031,079
Depreciation and amortization	118,148	129,823
Bad debts	10,000	—

Operating Loss	(1,168,279)	(2,374,334)

Other (Income) Expense:
Interest expense	51,261	33,569
Other income	(971)	(88,631)
Interest income	(4)	(9)

Total other (income) expense	50,286	(55,071)

Net Loss	$(1,218,565)	$(2,319,263)

Basic and diluted net loss per share	$(0.04)	$(0.08)
Weighted average shares outstanding	34,404,860	30,259,880

See accompanying notes to condensed financial statements.

VERDISYS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(1,218,565)	$(2,319,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	962,395	735,192
Option and warrant expense	25,000	80,099
Amortization of note discount	34,488	—
Depreciation and amortization	118,148	129,823
Loss on sale of property	(971)	—
Bad debts	10,000	—
Change in working capital items	(419,306)	342,690

Net Cash Used In Operating Activities	(488,811)	(1,031,459)

Cash Flows From Investing Activities:
Proceeds from sale of license	400,000	—
Construction of equipment	(250,000)	—

Net Cash Provided By Investing Activities	150,000	—

Cash Flows From Financing Activities:
Proceeds from sale of stock	241,500	—
Proceeds from exercise of options and warrants	250	40,993
Proceeds from notes payable to stockholders	—	50,000
Payments on note payable related to license	—	(100,000)

Net Cash Provided By (Used In) Financing Activities	241,750	(9,007)

Net change in cash	(97,061)	(1,040,466)
Cash at beginning of period	266,917	1,373,627

Cash at end of period	$169,856	$333,161

Non-Cash Transactions:
Conversion of liabilities to common stock	$192,737	$—
Exchange of equipment for customer deposit	$175,000	$—
Exchange of equipment for accounts payable	$3,883	$-
Conversion of notes payable and accrued interest to common stock	$—	$1,920,000

See accompanying notes to condensed financial statements.

VERDISYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Verdisys, Inc. (“Verdisys”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in Verdisys’ 2004 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Verdisys incurred a net loss of $1.2 million for the three months ended March 31, 2005, has an accumulated deficit of $25.1 million and a working capital deficit of $2.0 million as of March 31, 2005. These conditions create an uncertainty as to Verdisys’ ability to continue as a going concern. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Verdisys is unable to continue as a going concern.

NOTE 3 – STOCK OPTIONS AND WARRANTS

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

In the first quarter of 2005, Verdisys granted 130,000 ten year options to employees with exercise prices at the then market price. The options vest quarterly over 36 months. There was no intrinsic value associated with the grants, however, fair value totaled $54,231.

In the first quarter of 2004, Verdisys granted 310,000 ten year options to officers and non-employee directors with exercise prices at the then market price of $4.28. The options to officers vest monthly over 12 months and the options to non-employee directors vest immediately. There was no intrinsic value associated with the grants, however, fair value totaled $1,200,623.

VERDISYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the effect on net loss and net loss per share if Verdisys had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation.

	2005	2004
Net loss as reported	$(1,218,565)	$(2,319,263)
Less: stock based compensation determined under fair value based method	(81,569)	(532,535)

Pro forma net loss	$(1,300,134)	$(2,851,798)

Basic and diluted net loss per common share:

As reported	$(.04)	$(.08)
Pro forma	$(.04)	$(.09)

The weighted average fair value of the stock options granted during 2005 and 2004 was $.42 and $4.28, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 153% and 102%, respectively, and (4) zero expected dividends.

NOTE 4 – RECEIVABLE FROM RELATED PARTY

The receivable from related party is due from Energy 2000 NGC, Inc. (“Energy 2000”). In October 2004, Verdisys entered into an agreement with Berg McAfee Companies, Energy 2000 and Eric McAfee to settle several outstanding legal issues. At that time, Energy 2000 agreed to settle a finders fee and lateral drilling services dispute by delivering 300,000 shares of Natural Gas Systems, Inc. (“NGS”) stock into escrow for Verdisys. Due to uncertainties on the liquidity of the shares, Verdisys assigned no value to them as of December 31, 2004. On April 4, 2005, Verdisys received $375,000 from Energy 2000 and the NGS shares were released back to Energy 2000.

NOTE 5 – EQUIPMENT & LATERAL DRILLING LICENSE

On March 8, 2005, Verdisys entered in an Assignment of License Agreement with Maxim TEP, Inc. (“Maxim”). The President and CEO of Maxim is Dan Williams, a former President and CEO of Verdisys. Verdisys and Carl Landers entered into a license agreement on April 23, 2003 for the exclusive use of the Landers horizontal drilling process. Under the Assignment, Verdisys assigned to Maxim its rights in the license; all current and future negotiations for assignments, sublicenses or territorial royalty pertaining to the license. As consideration, Maxim agreed to pay Verdisys a total of $1.3 million over four installments: $300,000 on March 9, 2005; $100,000 on March 18, 2005; $500,000 on June 3, 2005 and $400,000 on September 2, 2005. Verdisys has received the two installments due in March of 2005 and as subsequent installments are received, the carrying value of the license will be reduced. Verdisys retains a non-exclusive sublicense provided Verdisys pays all required royalties on which the Landers horizontal technology is utilized.

In connection with the Assignment, Verdisys sold two of its three drilling rigs for the release of a customer deposit obligation that Verdisys owed Maxim. Maxim took delivery of the first rig during the quarter and the second rig will be delivered in the second quarter of 2005. The gain on the sale of the first rig of $41,890 has been deferred as Verdisys will recognize a loss on the second rig and the rigs were sold as a package. Verdisys will continue to depreciate the second rig until its delivery to Maxim.

VERDISYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – ACCRUED EXPENSES

Accrued expenses at March 31, 2005 consisted of the following:

Description	Amount
Gryphon stock registration delay penalty	$500,000
Accrued payroll	459,259
Litigation settlement	55,000
Director fees	44,750
Interest	59,634
Other	91,432

$1,210,075

NOTE 7 – DEFERRED REVENUE

Verdisys bills some of its satellite bandwidth contracts in advance over periods ranging from 3 months to 36 months. Verdisys recognizes revenue evenly over the contract. Deferred revenue related to satellite services totaled $273,355, of which $224,812 will be recognized in the next twelve months.

Deferred revenue also includes unearned income of $4,008 related to the equipment financing lease receivable and $41,890 from the sale of a rig (See Note 5).

NOTE 8 – COMMITMENT

Verdisys entered into an Abrasive Fluid Jet Rig (“AFJ”) Construction Agreement with Alberta Energy Holdings Inc. (“Alberta”) in which Alberta will engineer, design, source and build the Verdisys AFJ Coiled Tubing Rig System for a lump-sum price of $850,000. Under the agreement the first $100,000 of budget overruns will be borne by Alberta, with additional overruns being the responsibility of Verdisys. As of March 31, 2005, Verdisys had expended $250,000 under the agreement. Verdisys anticipates the total cost of the rig under construction to approximate $1.1 million.

NOTE 9 – STOCKHOLDERS EQUITY

In March 2005, Verdisys, Inc. entered into an agreement, subject to court approval, to settle the class action lawsuit brought by former shareholders in March 2004 in the U.S. District Court for the Southern District. Under the terms of the agreement, Verdisys would issue to the class 1,150,000 shares of common stock valued at $448,500 and pay up to $55,000 in legal and administrative fees for the plaintiffs.

In February 2005, Verdisys sold 83,333 shares of common stock at a price of $0.30 per share in continuation of a dispute settlement with a former consultant.

In January and February 2005, Verdisys issued 433,000 shares of common stock for $216,500 in a private placement for $0.50 per share. Two year warrants to purchase 433,000 common shares at $1.00 per share were attached to the common stock. Offering costs consisted of 15,800 shares of common stock and warrants to purchase 15,800 shares of common stock at $1.00 per share.

Effective January 19, 2005, Verdisys, Edge Capital Group, Inc. (“Edge”), certain entities affiliated with Edge and Eric McAfee entered into a settlement agreement and mutual release to fully settle and resolve the disputes between them. As part of the settlement, Verdisys issued an aggregate of 750,000 shares of common stock along with warrants to purchase 750,000 shares of common stock to Edge. 250,000 shares were issued during October 2004 and the remaining 500,000 shares were issued in 2005 and were valued at $240,000.

In January 2005, Verdisys issued 16,000 shares of common stock for the payment of leasing fees valued at approximately $8,000. In addition, 10,666 shares of common stock, valued at $5,226, were issued to settle unpaid compensation issues with two former employees.

VERDISYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

During the first quarter of 2005, Verdisys issued 25,000 shares of common stock pursuant to warrant exercises for a total consideration of $250. Verdisys also issued 374,340 shares of common stock under a program to compensate its directors, employees, contractors and former employees for unpaid wages, commissions and director fees of $187,169 accrued in 2004.

NOTE 10 – LITIGATION

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

Effective January 19, 2005, Verdisys, Edge, certain entities affiliated with Edge and Eric McAfee entered into a settlement agreement and mutual release to fully settle and resolve the disputes. As part of the settlement, Verdisys issued an aggregate of 750,000 shares of common stock along with warrants to purchase 750,000 shares of common stock to Edge. 250,000 shares were issued during October 2004 and the remaining 500,000 shares were issued in 2005. In addition, Verdisys agreed to provide Edge a drilling rig to provide certain lateral drilling services in return for a fee per well and a share of the revenues generated from each well drilled. Upon closing of the settlement, Verdisys will sublicense the lateral drilling technology to Edge for a period of five years and for the purpose of marketing and using the technology and trade secrets within North America for the sole purpose of entering into production sharing transactions or joint ventures in oil and gas production. As part of the settlement, the parties to the agreement have agreed to a mutual release and to dismiss all pending claims and litigation upon performance of the obligations in the settlement agreement. The remaining obligations under the settlement agreement were performed and the lawsuit was closed in April 2005. The settlement agreement was reflected in the 2004 Statement of Operations, but had a minimal impact as the settlement costs were offset by the write-off of previously accrued liabilities.

NOTE 11 – BUSINESS SEGMENTS

Verdisys has two reportable segments: (1) lateral drilling and (2) satellite communication. A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered. Verdisys evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The table below reports certain financial information by reportable segment:

	For the Three Months Ended March 31,
	2005	2004
Revenues from external customers
Lateral drilling	$14,981	$114,158
Satellite communication	272,802	91,750

	$287,783	$205,908

Operating profit (loss) [1]
Lateral drilling	$(233,512)	$(1,006,119)
Satellite communication	48,217	(73,328)
Corporate	(982,984)	(1,294,887)

	$(1,168,279)	$(2,374,334)

[1] –	Operating loss is total operating revenue less operating expenses, selling general & administrative expenses, depreciation and amortization, bad debts and does not include other income and expense or income taxes.

VERDISYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SUBSEQUENT EVENT

Verdisys has entered into an agreement to develop up to five abrasive jetting rigs with Advanced Drilling Systems, LLC (“ADS”), a Delaware private investment group partially owned by a major Verdisys shareholder. The arrangement involves ADS putting up 100% of the capital investment and the two parties sharing in the expected revenues from the program.

The terms of the agreement include funding of Verdisys’ first abrasive fluid jetting rig for $1.2 million gross and $1.1 million net of placement fees. As of May 3, 2005, ADS had not provided any funding to Verdisys under the terms of the agreement. Revenues will be shared on the basis of allocating 80% to Verdisys and 20% to ADS before payout of the investment. After payout, the allocations change to 90% to Verdisys and 10% to ADS for the remaining term of the agreement. ADS shall provide the capital and retain title to the rig for a period of 10 years while Verdisys manages the development, construction and operation of the rig over its entire life.

After funding the first rig, ADS shall have the option to fund up to four additional rigs under the program for a total of five abrasive fluid jetting rigs. Verdisys shall have the option to purchase each of the rigs at the end of 10 years for a fee of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Forward-Looking Statements

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to, such risk factors as: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of our customers to pay for our services, together with such other risk factors as may be included in our Annual Report on Form 10-KSB.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Satellite Communications Services

Satellite Communication Services’ revenues increased by $181,000 to $273,000 for the quarter ended March 31, 2005 compared to $92,000 for the quarter ended March 31, 2004. The increase in revenue can be attributed to both new customers and an increase in service provided to existing customers. The operating margin from Satellite Communication Services improved by $171,000 to a margin of $99,000 for the quarter ended March 31, 2005 compared to a loss of $72,000 for the quarter ended March 31, 2004. As this segment of our business grows, it benefits from economies of scale.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended March 31, 2005 and 2004. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Lateral Drilling Services

We have been striving to develop a commercially viable lateral drilling technology with the potential to penetrate through well casing and into reservoir formations to stimulate oil and gas production. In 2003, with the acquisition of exclusive rights to a proprietary horizontal drilling process we began to deploy lateral drilling services in the field. In mid 2004, it became apparent that this process was limited in its application to a wide variety of oil and gas formations. After redesigning and improving the existing process and designing and testing some new capabilities, we now believe that we can deliver a valuable and cost effective production enhancement service to onshore oil and gas producers, particularly operators of marginal wells. The goal is to make this new service reliably predictable and consistently dependable for our customers. We are currently building our first new generation lateral drilling rig with the capability of abrasive fluid jetting by use of much higher hydraulic horsepower. Following favorable results and customer acceptance of this initial rig’s capabilities, we plan to order the construction of additional rigs and significantly grow the deployment of our abrasive jetting service. Funding for developing this abrasive cutting capability into commercial operation is expected to come from current and future capital commitments as well as from the proceeds of the assignment of the exclusive rights acquired in 2003. No assurances can be given that the capital from these sources will be adequate. If this is the case, we will be required to obtain additional capital from equity markets. No assurances can be given that such capital will be available or that the terms will be acceptable.

Lateral Drilling Services’ revenues decreased by $99,000 to $15,000 for the quarter ended March 31, 2005 compared to $114,000 for the quarter ended March 31, 2004. The revenue in 2005 is generated from the direct financing lease of one of our rigs. Our drilling operations have ceased until such time as our new generation abrasive jetting rig is deployed, currently projected to occur in the third quarter of 2005. The revenues earned for the quarter ended March 31, 2004 were primarily associated with the commencement of the Amvest Osage contract and recovery of certain third party expenses from related parties.

The operating margin from Lateral Drilling Services improved by $36,000 to a loss of $105,000 for the quarter ended March 31, 2005 compared to a loss of $141,000 for the quarter ended March 31, 2004. The expenses for the quarter ended March 31, 2005 were primarily labor related as we redesigned and improved the existing process as well as designing and testing the new abrasive fluid jetting process. Our negative margin results for the first quarter of 2004 highlight the problems of consistency and reliability that we encountered with the old technology.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $1.0 million to $1.0 million for the quarter ended March 31, 2005 compared to $2.0 million for the quarter ended March 31, 2004. The following table details major components of SG&A expense over the periods.

	For The Three Months Ended March 31,		Increase (Decrease)
	2005	2004
Payroll and related costs	$284,168	$261,537	$22,631

Option and warrant expense	25,000	80,099	(55,099)

License fee	—	735,192	(735,192)

Legal fees	57,583	130,744	(73,161)

External services	101,244	241,844	(140,600)

Insurance	41,785	217,775	(175,990)

Liquidated damages	—	250,000	(250,000)

Travel & entertainment	6,299	48,652	(42,353)

Office rent	8,643	36,766	(28,123)

Communications	1,602	19,256	(17,654)

Class action settlement	503,500	—	503,500

Miscellaneous	4,803	9,214	(4,411)

	$1,034,627	$2,031,079	$(996,452)

Due to the lack of drilling activity during the first quarter of 2005, we focused on technology development and lowering our controllable overhead, which has resulted in a decrease in external services, travel and entertainment, office rent, communications and miscellaneous. The license fee during the first quarter of 2004 was the result of a renegotiation of the Landers note payable and the calculation of license fees payable. The decrease in insurance expense can be attributable to a reduction in the premium for our directors and officers liability coverage. The liquidated damages relate to our delay in registering shares that we sold in 2003. The class action settlement expense is the value of the 1,150,000 shares of our common stock to be issued to settle the lawsuit and the plaintiff’s estimated legal fees of $55,000.

Net Loss

The net loss for the first quarter of 2005 decreased to $1.2 million from $2.3 million for the corresponding period in 2004. The decrease is attributable to the major items explained in the foregoing paragraphs. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Liquidity and Capital Resources

As of March 31, 2005, our cash balance was $170,000 compared to a cash balance of $267,000 at December 31, 2004 and $333,000 for the period ended March 31, 2004. We continue to utilize cash and stock to fund operations. On March 8, 2005 we agreed to sell our master license for the Landers lateral drilling technology for $1.3 million in cash to be received over four installments. However, we have retained a sub-license in the Landers technology. During the quarter ended March 31, 2005, we received $400,000 of the $1.3 million with $500,000 due on June 3, 2005 and $400,000 due on September 2, 2005. We have used these proceeds to fund the construction of our new generation drilling rig. As of March 31, 2005, we had expended $250,000 towards the rig construction project and have a formal commitment of another $600,000. In addition, we expect to spend an additional $250,000 towards the rig construction, bringing the total cost of the rig to approximately $1.1 million.

We have $185,000 of notes that become due on May 14, 2005, another $350,000 of convertible notes that become due on December 31, 2005 and a $50,000 note that is due on demand. In addition, we have $200,000 of convertible notes with related parties that mature on May 31, 2006. Both sets of convertible notes are convertible into common stock at the rate of one share for each $2.00 of principal and interest outstanding.

In February 2005, we entered into an Agreed Judgment and Order of Severance with Gryphon Master Fund, L.P. (“Gryphon”) as to all breach of contract claims related to our delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, we are obligated to pay liquidated damages of $0.5 million to Gryphon on or before September 30, 2005. Our current cash position is not sufficient to meet this obligation. Additional financing or positive cash flow will be required to satisfy this obligation.

Our continued operating losses raise substantial doubt as to our ability to continue as a going concern. We are in an early stage of development and are rapidly depleting our cash resources, therefore we have determined that we will need to raise additional financing in the short term to continue in operation and fund future growth. We currently plan to raise additional financing. The use of stock for currency in financing or making acquisitions has been heavily curtailed while we have been under SEC investigation (see Financial Note 17 to the December 31, 2004 Financial Statements). If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

For the quarter ended March 31, 2005, we had capital expenditures of $250,000 as compared to no capital expenditures for the quarter ended March 31, 2004. We expect to have capital expenditures of $500,000 for the second quarter of 2005 (see Note 8).

Subsequent Event

We have entered into an agreement to develop up to five abrasive jetting rigs with Advanced Drilling Systems, LLC (“ADS”), a Delaware private investment group partially owned by a major shareholder of our common stock. The arrangement involves ADS putting up 100% of the capital investment and the two parties sharing in the expected revenues from the program.

The terms of the agreement include funding of our first abrasive fluid jetting rig for $1.2 million gross and $1.1 million net of placement fees. As of May 3, 2005, ADS had not provided any funding to us under the terms of the agreement. Revenues will be shared on the basis of allocating 80% to us and 20% to ADS before payout of the investment. After payout, the allocations change to 90% to us and 10% to ADS for the remaining term of the agreement. ADS shall provide the capital and retain title to the rig for a period of 10 years while we manage the development, construction and operation of the rig over its entire life.

After funding the first rig, ADS shall have the option to fund up to four additional rigs under the program for a total of five abrasive fluid jetting rigs. We shall have the option to purchase each of the rigs at the end of 10 years for a fee of $50,000.

Item 3. Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2005, we entered into an agreement, subject to court approval, to settle the class action lawsuit brought by former shareholders in March 2004 in the U.S. District Court for the Southern District. Under the terms of the agreement, we would issue to the class 1,150,000 shares of common stock and pay up to $55,000 in legal and administrative fees for the plaintiffs.

In February 2005, we entered into an Agreed Judgment and Order of Severance with Gryphon as to all breach of contract claims related to our delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, we are obligated to pay liquidated damages of $500,000 to Gryphon on or before September 30, 2005. Additionally, Gryphon has agreed to abate their remaining claims and related discovery in the lawsuit against us until after September 30, 2005.

Effective January 19, 2005, Verdisys, Edge Capital Group, Inc. (“Edge”), certain entities affiliated with Edge and Eric McAfee entered into a settlement agreement and mutual release to fully settle and resolve all disputes between parties. As part of the settlement, we issued an aggregate of 750,000 shares of common stock along with warrants to purchase 750,000 shares of common stock to Edge. 250,000 shares were issued during October 2004 and the remaining 500,000 shares were issued in 2005. In addition, we agreed to provide Edge a drilling rig to provide certain lateral drilling services in return for a fee per well and a share of the revenues generated from each well drilled. Upon closing of the settlement, we will sublicense the lateral drilling technology to Edge for period of five years and for the purpose of marketing and using the technology and trade secrets within North America for the sole purpose of entering into production sharing transactions or joint ventures in oil and gas production. As part of the settlement, the parties to the agreement have agreed to a mutual release and to dismiss all pending claims and litigation upon performance of the obligations in the settlement agreement. The remaining obligations under the settlement agreement were performed and the lawsuit was closed in April 2005. The settlement agreement was reflected in the 2004 Statement of Operations, but had minimal impact as the settlement costs were offset by the write-off of previously accrued liabilities.

Full disclosure of prior or other legal activities may be found in the audited financial statements and notes thereto contained in our 2004 Annual Report filed with the SEC on Form 10-KSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2005, we sold 83,333 shares of common stock at a price of $0.30 per share in continuation of a dispute settlement with a former consultant.

In January and February 2005, we issued 433,000 shares of common stock for $216,500 in a private placement for $0.50 per share. Two year warrants to purchase 433,000 common shares at $1.00 per share were attached to the common stock. Offering costs consisted of 15,800 shares of common stock and warrants to purchase 15,800 shares of common stock at $1.00 per share.

Effective January 19, 2005, Verdisys, Edge, certain entities affiliated with Edge and Eric McAfee entered into a settlement agreement and mutual release to fully settle and resolve the disputes between them. As part of the settlement, Verdisys issued an aggregate of 750,000 shares of common stock along with warrants to purchase 750,000 shares of common stock to Edge. 250,000 shares were issued during October 2004 and the remaining 500,000 shares were issued in 2005 and were valued at $240,000.

In January 2005, we issued 16,000 shares of common stock for the payment of leasing fees valued at approximately $8,000. In addition, 10,666 shares of common stock, valued at $5,226, were issued to settle unpaid compensation issues with two former employees.

During the first quarter of 2005, we issued 25,000 shares of common stock pursuant to warrant exercises for a total consideration of $250. We also issued 374,340 shares of common stock under a program to compensate our directors, employees, contractors and former employees for unpaid wages, commissions and director fees of $187,169 accrued in 2004.

The funds raised during the quarter were primarily utilized for operations.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the period ending March 31, 2005 and through the date of the filing of this Quarterly Report on Form 10-QSB; Verdisys, Inc. had filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

April 7, 2005	Press Release – Closing of Edge Capital Group, Inc. lawsuit settlement and receipt of $375,000 in cash.

March 22, 2005	Press Release – Settlement of class action lawsuit.

March 14, 2005	Material Agreement – Assignment of License Agreement dated March 8, 2005 by and among Verdisys, Inc. and Maxim TEP, Inc.

February 22, 2005	Press Release – Settlement of contract claims by Gryphon Master Fund, L.P.

February 4, 2005	Material Agreement – Settlement Agreement and Mutual Release dated January 19, 2005 by and among Verdisys, Inc., Eric McAfee, Edge Capital Group, Inc. and certain entities affiliated with Robert Frazier, Sr.

January 20, 2005	Press Release – Abrasive jetting drilling process.

Exhibits

10.1	Settlement Agreement and Mutual Release dated January 19, 2005 by and among Verdisys, Inc., Eric McAfee, Edge Capital Group, Inc. and certain entities affiliated with Robert Frazier, Sr.; Filed February 4, 2005 with the SEC, Report on Form 8-K

10.2	Assignment of License Agreement dated March 8, 2005 by and among Verdisys, Inc. and Maxim TEP, Inc.; Filed March 14, 2005 with the SEC, Report on Form 8-K

*10.3	License Agreement dated March 15, 2005, by and among Edge Capital Group, Inc. or its assignee and Verdisys, Inc.

*10.4	Abrasive Fluid Jet Rig Construction Agreement dated March 17, 2005, by and among Verdisys, Inc. and Alberta Energy Holding Inc.

*10.5	Drilling Rig Development and Management Agreement dated April 12, 2005, by and between Verdisys, Inc. and Advanced Drilling Services, LLC

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verdisys, Inc.

	By:	/s/ David M. Adams, COO
David M. Adams
Chief Operating Officer
Principal Executive Officer

Date: May 5, 2005

	By:	/s/ John O’Keefe, CFO
John O’Keefe
Chief Financial Officer
Principal Accounting Officer

Date: May 5, 2005