Form 10QSB
period 2005-06-30
BLAST ENERGY SERVICES, INC.
filed 2005-08-12
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

333-64122

(Commission file number)

BLAST ENERGY SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

California	22-3755993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14550 Torrey Chase Blvd, Suite 330

Houston, Texas 77014

(Address of principal executive offices)

(281) 453-2888

(Issuer’s telephone number)

Verdisys, Inc.

(Former name if changed since last report)

☒  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer’s classes of common equity as of July 31, 2005 - 35,981,332 shares of common stock

The common stock of Blast Energy Services, Inc. is traded on the OTC Bulletin Board under the symbol “BESV”.

Transitional Small Business Disclosure Format (check one):    Yes  ☐     No  ☒

Blast Energy Services, Inc.

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

BALANCE SHEET

(Unaudited)

June 30, 2005

Assets

Current Assets:
Cash	$78,604
Accounts receivable, net of allowance for doubtful accounts of $10,736	123,512
Other current assets	76,573

Total Current Assets	278,689

Equipment, net of accumulated depreciation of $72,393	132,351
Construction in progress	590,335
Drilling equipment held for sale	129,000
License, net of accumulated amortization of $717,790	3,807,210

Total Assets	$4,937,585

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$706,055
Accrued expenses	1,165,861
Advances – related parties	249,500
Deferred revenue	246,052
Customer deposits	76,850
Notes payable – related parties, net of unamortized discount of $32,864	167,136
Notes payable – other, net of unamortized discount of $34,743	365,257

Total Current Liabilities	2,976,711

Long Term Liabilities:
Deferred revenue, less current portion	27,120

Total Liabilities	3,003,831

Commitments & Contingencies

Stockholders’ Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized; 36,791,727 shares issued and outstanding	36,792
Additional paid-in capital	27,729,163
Accumulated deficit	(25,832,201)

Total Stockholders’ Equity	1,933,754

Total Liabilities and Stockholders’ Equity	$4,937,585

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Satellite Communications	$235,973	$162,519	$508,775	$254,269
Downhole Services	4,010	158,756	18,991	272,914

Total Revenue	239,983	321,275	527,766	527,183

Cost of Services Provided:
Satellite Communications	211,315	154,598	385,118	318,676
Downhole Services	118,068	167,816	237,552	423,078

Total Cost of Services Provided	329,383	322,414	622,670	741,754

Gross Deficit	(89,400)	(1,139)	(94,904)	(214,571)

Operating Expenses:
Selling, general and administrative	487,337	903,014	1,521,964	2,845,463
Depreciation and amortization	100,504	136,108	218,652	265,931
Bad debts	—	—	10,000	—

Operating Loss	(677,241)	(1,040,261)	(1,845,520)	(3,325,965)

Other (Income) Expense:
Interest expense	45,601	6,309	96,862	39,879
Gain on sale	—	—	(971)	—
Interest income	—	(8)	(4)	(18)

Total other (income) expense	45,601	6,301	95,887	39,861

Net Loss	$(722,842)	$(1,046,562)	$(1,941,407)	$(3,365,826)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.05)	$(0.11)
Weighted average shares outstanding	36,067,903	31,313,963	35,440,245	30,716,019

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(1,941,407)	$(3,365,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	1,029,361	735,192
Option and warrant expense	50,000	160,198
Amortization of note discount	64,837	4,397
Depreciation and amortization	218,652	265,931
Gain on sale of property	(971)	—
Bad debts	10,000	—
Change in working capital items	(19,700)	818,212

Net Cash Used In Operating Activities	(589,228)	(1,381,896)

Cash Flows From Investing Activities:
Proceeds from sale of license	500,000	—
Construction of equipment	(590,335)	—

Net Cash Used In Investing Activities	(90,335)	—

Cash Flows From Financing Activities:
Proceeds from sale of stock	241,500	359,000
Proceeds from exercise of options and warrants	250	81,217
Advance on future financing	249,500	—
Proceeds from notes payable to stockholders	—	235,000
Payments on note payable related to license	—	(500,000)

Net Cash Provided By Financing Activities	491,250	175,217

Net change in cash	(188,313)	(1,206,679)
Cash at beginning of period	266,917	1,373,627

Cash at end of period	$78,604	$166,948

Non-Cash Transactions:
Conversion of liabilities to common stock	$253,287	$—
Exchange of equipment for customer deposit	$175,000	$—
Exchange of equipment for accounts payable	$3,883	$—
Conversion of notes payable and accrued interest to common stock	$200,044	$1,184,808
Discount on notes payable	$—	$35,157

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Blast Energy Services, Inc. (“Blast Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in Blast Energy’s 2004 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

Effective June 6, 2005, the Company changed its name to Blast Energy Services, Inc. from Verdisys, Inc. in part to reflect its focus on the energy service business. The Company believes such a name change creates better name recognition related to the types of service that it intends to provide and the ability to trademark new applications and services in a way to uniquely identify them with our company.

Reclassifications. Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Blast Energy incurred a net loss of $1.9 million for the six months ended June 30, 2005, has an accumulated deficit of $25.8 million and a working capital deficit of $2.7 million as of June 30, 2005 and has several significant future financial obligations. These conditions create an uncertainty as to Blast Energy’s ability to continue as a going concern. Blast Energy’s drilling operations have ceased until such time as the new generation abrasive jetting rig is deployed. As of June 30, 2005, Blast Energy has expended $590,000 towards the rig construction project with a formal loan commitment of another $285,000. In addition, management expects to spend an additional $350,000 towards the rig construction, bringing the total cost of the rig to approximately $1.2 million. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Blast Energy is unable to continue as a going concern.

NOTE 3 – STOCK OPTIONS

Blast Energy accounts for all stock-based employee compensation plans in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which permits the measurement of compensation expense in accordance with Accounting Principles Board Opinion 25 Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. Blast Energy accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the fair value of the services received or the fair value of the equity instruments issued whichever value is more reliably measurable.

In the second quarter of 2005, Blast Energy granted 50,000 ten-year options to an employee with an exercise price at the then market price of $0.38. The options vest quarterly over 36 months. There was no intrinsic value associated with the grant, however, fair value totaled $15,706. Blast Energy also granted 72,000 ten year options to non-employee directors in the second quarter of 2005. The options vest over 12 months and have an exercise price of $0.38, the market price at the date of grant. There was no intrinsic value associated with the grants, however, fair value totaled $22,617.

In the first quarter of 2005, Blast Energy granted 130,000 ten-year options to employees with exercise prices at the then market price. The options vest quarterly over 36 months. There was no intrinsic value associated with the grants, however, fair value totaled $54,231.

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In the second quarter of 2004, Blast Energy granted 72,000 options to non-employee directors with an exercise price of $2.20. The options vested immediately. There was no intrinsic value associated with the grants, however, fair value totaled $156,913.

In the first quarter of 2004, Blast Energy granted 310,000 ten-year options to officers and non-employee directors with exercise prices at the then market price of $4.28. The options to officers vest monthly over 12 months and the options to non-employee directors vest immediately. There was no intrinsic value associated with the grants, however, fair value totaled $1,200,623.

The following table illustrates the effect on net loss and net loss per share if Blast Energy had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(722,842)	$(1,046,562)	$(1,941,407)	$(3,365,826)
Less: stock based compensation determined under fair value based method	(84,171)	(379,610)	(165,804)	(912,145)

Pro forma net loss	$(807,013)	$(1,426,172)	$(2,107,211)	$(4,277,971)

Basic and diluted net loss per common share:
As reported	$(.02)	$(.04)	$(0.05)	$(.11)
Pro forma	$(.02)	$(.05)	$(0.06)	$(.13)

The weighted average fair value of the stock options granted during 2005 and 2004 was $.37 and $3.09, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 133% and 124%, respectively, and (4) zero expected dividends.

NOTE 4 – EQUIPMENT & LATERAL DRILLING LICENSE

As of June 30, 2005, Blast Energy has expended $590,000 in building it’s first abrasive jetting rig and has a formal committment for another $295,000. In addition, management expects to spend an additional $350,000 bringing the total cost of the rig to approximately $1.2 million.

Blast Energy entered into a license agreement on April 23, 2003 for the exclusive use of the Landers lateral drilling process. On March 8, 2005, Blast Energy assigned its rights in that license to Maxim TEP, Inc. (“Maxim”) along with all current and future assignments, sublicenses or territorial royalty pertaining to the license. The President and CEO of Maxim is Dan Williams, a former President and CEO of Verdisys, Inc. As consideration, Maxim agreed to pay Blast Energy a total of $1.3 million over four installments: $300,000 on March 9, 2005; $100,000 on March 18, 2005; $500,000 on June 3, 2005 and $400,000 on September 2, 2005. As of June 30, 2005, Blast Energy has received the two installments due in March of 2005 and $100,000 towards the June installment (See Note 12). The carrying value of the license has been and will continue to be reduced for installments received. Blast Energy retains a non-exclusive Landers sublicense provided Blast Energy pays all required royalties on which the technology is utilized.

In connection with the assignment, Blast Energy sold two of its three drilling rigs for the release of a customer deposit obligation that Blast Energy owed Maxim. Maxim took delivery of the first rig during the first quarter and the second rig will be delivered when the default is cured. The gain on the sale of the first rig of $41,890 has been deferred as Blast Energy will recognize a loss on the second rig and the rigs were sold as a package. Blast Energy will continue to depreciate the second rig until its delivery to Maxim.

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at June 30, 2005 consisted of the following:

Description	Amount
Gryphon stock registration delay penalty	$500,000
Accrued payroll	416,027
Litigation settlement	55,000
Director fees	76,500
Interest	58,824
Other	59,510

$1,165,861

NOTE 6 – ADVANCES – RELATED PARTIES

Blast Energy had entered into an agreement to develop up to five abrasive jetting rigs with Advanced Drilling Systems, LLC (“ADS”), a Delaware private investment group partially owned by a major Blast Energy shareholder. The arrangement involved ADS putting up 100% of the capital investment and the two parties sharing in the expected revenues from the program. The terms of the agreement include funding of Blast Energy’s first abrasive fluid jetting rig for $1.2 million gross and $1.1 million net of placement fees. ADS was unable to perform under the agreement. As of June 30, 2005, funds of $249,500 received under the agreement will be accounted for under a separate financing arrangement described in Note 12.

The $249,500 and an additional $250,000 received in July of 2005 were funded primarily by Eric McAfee and Clyde Berg and will be used towards the proceeds of promissory notes with Berg McAfee Companies, LLC (“BMC”) described in Note 12. BMC, Eric McAfee and Clyde Berg are considered significant holders of Blast Energy’s common stock.

NOTE 7 – DEFERRED REVENUE

Blast Energy bills some of its satellite bandwidth contracts in advance over periods ranging from 3 to 36 months. Blast Energy recognizes revenue evenly over the contract. Deferred revenue related to satellite services totaled $231,282, of which $204,162 will be recognized in the next twelve months. Deferred revenue also includes $41,890 from the sale of a rig (See Note 4).

NOTE 8 – COMMITMENT

In March 2005, Blast Energy entered into an Abrasive Fluid Jet Rig (“AFJ”) Construction Agreement with Alberta Energy Holdings Inc. (“Alberta”) in which Alberta will engineer, design, source and build the AFJ Coiled Tubing Rig for a lump-sum price of $850,000 (See Note 12). Under the agreement the first $100,000 of budget overruns will be borne by Alberta, with additional overruns being the responsibility of Blast Energy. As of June 30, 2005, Blast Energy had expended $539,000 under the agreement. Blast Energy anticipates the total cost of the rig under construction to approximate $1.2 million.

NOTE 9 – STOCKHOLDERS EQUITY

In June 2005, Blast Energy increased the number of authorized common shares from 50 million to 100 million.

In June 2005, Blast Energy issued 592,000 shares of common stock for the payment of notes payable and accrued interest that matured on May 15, 2005.

During the second quarter of 2005, Blast Energy issued 83,000 shares of common stock for the payment of legal fees valued at approximately $32,000. In addition, Blast Energy issued 64,897 shares of common stock under a program to compensate its directors, employees, contractors and former employees for unpaid wages, commissions and director fees of $28,500.

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In March 2005, Blast Energy entered into an agreement, subject to court approval, to settle the class action lawsuit brought by former shareholders in March 2004 in the U.S. District Court for the Southern District. Under the terms of the agreement, Blast Energy would issue to the class 1,150,000 shares of common stock valued at $448,500 and pay up to $55,000 in legal and administrative fees for the plaintiffs.

In February 2005, Blast Energy sold 83,333 shares of common stock at a price of $0.30 per share in continuation of a dispute settlement with a former consultant.

In January and February 2005, Blast Energy issued 433,000 shares of common stock for $216,500 in a private placement for $0.50 per share. Two year warrants to purchase 433,000 common shares at $1.00 per share were attached to the common stock. Offering costs consisted of 15,800 shares of common stock and warrants to purchase 15,800 shares of common stock at $1.00 per share.

Effective January 19, 2005, Blast Energy, Edge Capital Group, Inc. (“Edge”), certain entities affiliated with Edge and Eric McAfee entered into a settlement agreement and mutual release to fully settle and resolve the disputes between them. As part of the settlement, Blast Energy issued an aggregate of 750,000 shares of common stock along with warrants to purchase 750,000 shares of common stock to Edge. 250,000 shares were issued during October 2004 and the remaining 500,000 shares were issued in 2005 and were valued at $240,000.

In January 2005, Blast Energy issued 16,000 shares of common stock for the payment of leasing fees valued at approximately $8,000. In addition, 10,666 shares of common stock, valued at $5,226, were issued to settle unpaid compensation issues with two former employees.

During the first quarter of 2005, Blast Energy issued 25,000 shares of common stock pursuant to warrant exercises for a total consideration of $250. Blast Energy also issued 374,340 shares of common stock under a program to compensate its directors, employees, contractors and former employees for unpaid wages, commissions and director fees of $187,169 accrued in 2004.

NOTE 10 – LITIGATION

In March 2005, Blast Energy entered into an agreement, subject to court approval, to settle the class action lawsuit brought by former shareholders in March 2004 in the U.S. District Court for the Southern District. Under the terms of the agreement, Blast Energy would issue to the class 1,150,000 shares of common stock and pay up to $55,000 in legal and administrative fees for the plaintiffs.

In February 2005, Blast Energy entered into an Agreed Judgment and Order of Severance with Gryphon Master Fund, L.P. (“Gryphon”) as to all breach of contract claims related to Blast Energy’s delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, Blast Energy is obligated to pay liquidated damages of $500,000 to Gryphon on or before September 30, 2005. Additionally, Gryphon has agreed to abate their remaining claims and related discovery in the lawsuit against Blast Energy until after September 30, 2005.

Effective January 19, 2005, Blast Energy, Edge, certain entities affiliated with Edge and Eric McAfee entered into a settlement agreement and mutual release to fully settle and resolve the disputes. As part of the settlement, Blast Energy issued an aggregate of 750,000 shares of common stock along with warrants to purchase 750,000 shares of common stock to Edge. 250,000 shares were issued during October 2004 and the remaining 500,000 shares were issued in 2005. In addition, Blast Energy agreed to provide Edge a drilling rig to provide certain lateral drilling services in return for a fee per well and a share of the revenues generated from each well drilled. Upon closing of the settlement, Blast Energy will sublicense the lateral drilling technology to Edge for a period of five years and for the purpose of marketing and using the technology and trade secrets within North America for the sole purpose of entering into production sharing transactions or joint ventures in oil and gas production. As part of the settlement, the parties to the agreement have agreed to a mutual release and to dismiss all pending claims and litigation upon performance of the obligations in the settlement agreement. The remaining obligations under the settlement agreement including the payment of $375,000 to Blast Energy by Energy 2000, a McAfee company, were performed and the lawsuit was closed in the second quarter of 2005. The settlement agreement was reflected in the 2004 Statement of Operations, but had a minimal impact as the settlement costs were offset by the write-off of previously accrued liabilities.

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – BUSINESS SEGMENTS

Blast Energy has two reportable segments: (1) downhole services and (2) satellite communications. A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered. Blast Energy evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The table below reports certain financial information by reportable segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues from external customers
Downhole services	$4,010	$158,756	$18,991	$272,914
Satellite communications	235,973	162,519	508,775	254,269

	$239,983	$321,275	$527,766	$527,183

Operating profit (loss) 1
Downhole services	$(223,152)	$(158,977)	$(456,664)	$(1,165,096)
Satellite communications	23,880	3,663	72,097	(69,665)
Corporate	(477,969)	(884,947)	(1,460,953)	(2,091,204)

	$(677,241)	$(1,040,261)	$(1,845,520)	$(3,325,965)

1-	Operating loss is total operating revenue less operating expenses, selling general and administrative expenses, depreciation and amortization, bad debts and does not include other income and expense or income taxes.

NOTE 12 – SUBSEQUENT EVENTS

Blast Energy and Maxim have entered into an amended contract, which resulted in a $275,000 increase in the value of original Assignment of License Agreement (“Assignment”) dated March 8, 2005. The terms of the original Assignment required Maxim to make a $500,000 payment on June 3, 2005 and any delay of payment beyond a ten day period of the contracted payment date would cause a default of the contract which could be cured during a 45 day grace period if Maxim made a payment of $550,000 before the grace period expired. Maxim was unable to cure the default within the grace period, but Blast Energy and Maxim have entered into several amendments to extend the period to cure the default. The amendments have resulted in an extension of the due date until August 12, 2005, increased the final payment due on September 2, 2005 from $400,000 to $500,000 and assessed delinquency fees. As of August 5, 2005, Maxim has paid $135,000 towards the June 3, 2005 payment and has paid $175,000 in delinquency fees.

On July 15, 2005, Blast Energy entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies (BMC), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. As of August 11, 2005, Blast Energy had received $600,000 in funding under this agreement and is scheduled to receive the balance in several payments before the end of September 2005. Previously announced negotiations to develop up to five abrasive jetting rigs in a profit sharing agreement with Advanced Drilling Systems did not materialize. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90 percent to Blast Energy and 10 percent to BMC for a ten-year period following repayment. After ten years, Blast Energy will receive all of the revenue from the rig. The loan, which has a senior and subordinated structure, carries an average interest rate of 7.4% and is due September 15, 2006. BMC also has the option to fund an additional three rigs under these commercial terms.

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On August 5, 2005, Blast Energy entered into a letter of intent to contribute its interest in the Landers lateral drilling technology into a joint venture shared equally with RadTech North America (“RadTech”). Blast Energy would contribute its Landers sublicense for North America and RadTech would contribute management and drilling operations. The parties have agreed to enter into mutually acceptable documentation for the joint venture and the letter of intent is subject to Board approval of both parties.

On August 8, 2005, Blast Energy entered into a Term Sheet with Alberta Energy to purchase up to 50% of the abrasive jetting technology, for which Blast owns a worldwide exclusive license. Terms included the award to Alberta Energy of 3 million additional shares of Blast Energy with registration rights and a commitment to pay $2 million in future cash from potential sale of sublicense revenues. The parties also agreed to a number of modifications to the licensing and rig construction agreements. Key terms were an expanded definition of the technology, pricing of 750,000 warrants at $0.45, amended royalty rates, a new provision for each owner of the IP to offer a right of first refusal to the other owner to enter into new business ventures using the technology. Another new provision gives Alberta the option to build future rigs at invoice cost plus $50,000 per rig as well as adjusting the contract cost of the current rig by $50,000 to $900,000. Alberta has undertaken to deliver the rig on a best efforts basis by October 1, 2005. The Term Sheet is subject to board approvals and final documentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Forward-Looking Statements

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to, the following risk factors: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of our customers to pay for our services, together with such other risk factors as may be included in our 2004 Annual Report on Form 10-KSB.

We have been striving to develop a commercially viable lateral drilling technology with the potential to penetrate through well casing and into reservoir formations to stimulate oil and gas production. In 2003, with the acquisition of exclusive rights to a proprietary horizontal drilling process we began to deploy lateral drilling services in the field. In 2004, it became apparent that this process was limited in its application and not able to succeed in a wide variety of oil and gas formations. After redesigning and improving the existing process and designing and testing some new capabilities, we continue to believe that we can deliver a valuable and cost effective production enhancement service to onshore oil and gas producers, particularly operators of marginal wells. The goal is to make this new service reliably predictable and consistently dependable for our customers. We are currently building our first new generation lateral drilling rig with the capability of abrasive fluid jetting by use of much higher hydraulic horsepower. Following favorable results and customer acceptance of this initial rig’s capabilities, we plan to order the construction of additional rigs and significantly grow the deployment of our abrasive jetting service. Funding for developing this abrasive cutting capability into commercial operation is expected to come from current and future capital commitments as well as from the proceeds of the assignment of the exclusive rights acquired in 2003. No assurances can be given that the capital from these sources will be adequate. If this is the case, we will be required to obtain additional capital from equity markets. No assurances can be given that such capital will be available or that the terms will be acceptable.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Satellite Communications

Satellite Communications’ revenues increased by $74,000 to $236,000 for the quarter ended June 30, 2005 compared to $162,000 for the quarter ended June 30, 2004. The increase in revenue can be attributed to both new customers and an increase in service provided to existing customers. The operating margin from Satellite Communications improved by $17,000 to a margin of $25,000 for the quarter ended June 30, 2005 compared to $8,000 for the quarter ended June 30, 2004. As this segment of our business grows, it benefits from economies of scale.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended March 31, 2005 and 2004. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Downhole Services

Downhole Services’ revenues decreased by $155,000 to $4,000 for the quarter ended June 30, 2005 compared to $159,000 for the quarter ended June 30, 2004. The revenue in 2005 is generated from the direct financing lease of one of our older rigs. Our drilling operations have ceased until such time as our new generation abrasive jetting rig is deployed, currently projected to occur in the third quarter of 2005. The revenues earned for the quarter ended March 31, 2004 were primarily associated with the Amvest Osage and Maxim Energy contracts and recovery of certain third party expenses from related parties.

The operating margin from Downhole Services decreased by $105,000 to a loss of $114,000 for the quarter ended June 30, 2005 compared to a loss of $9,000 for the quarter ended June 30, 2004. The expenses for the quarter ended June 30, 2005 were primarily labor related as we continued the supervision of the construction of the new abrasive fluid jetting rig. Our negative margin results for the second quarter of 2004 highlighted the problems of consistency and reliability that we encountered with the old technology.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $416,000 to $487,000 for the quarter ended June 30, 2005 compared to $903,000 for the quarter ended June 30, 2004. The following table details major components of SG&A expense over the periods.

	For The Three Months Ended June 30,		Increase (Decrease)
	2005	2004
Payroll and related costs	$141,594	$211,685	$(70,091)
Option and warrant expense	25,000	69,348	(44,348)
Legal fees	124,190	132,433	(8,243)
External services	90,321	135,123	(44,802)
Insurance	49,956	113,973	(64,017)
Liquidated damages	—	150,000	(150,000)
Travel & entertainment	12,142	30,364	(18,222)
Office rent	8,401	6,866	1,535
Communications	3,691	16,454	(12,763)
Miscellaneous	32,042	36,768	(4,726)

	$487,337	$903,014	$(415,677)

Due to the lack of drilling activity during the second quarter of 2005, we focused on technology development and lowering our controllable overhead, which has resulted in a decrease in payroll, external services, travel and entertainment, communications and miscellaneous. The decrease in insurance expense can be attributable to a reduction in the premium for our directors and officers liability coverage. The liquidated damages incurred in the second quarter of 2004 related to our delay in registering shares that we sold in 2003.

Net Loss

The net loss for the second quarter of 2005 decreased to $723,000 from $1.0 million for the corresponding period in 2004. The decrease is attributable to the major revenue and expense items explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Satellite Communications

Satellite Communications’ revenues increased by $255,000 to $509,000 for the six months ended June 30, 2005 compared to $254,000 for the six months ended June 30, 2004. The increase in revenue can be attributed to both new customers and an increase in service provided to existing customers. The operating margin from Satellite Communications improved by $188,000 to a margin of $124,000 for the six months ended June 30, 2005 compared to a loss of $64,000 for the six months ended June 30, 2004. As this segment of our business grows, it benefits from economies of scale.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the six months ended June 30, 2005 and 2004. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Downhole Services

Downhole Services’ revenues decreased by $254,000 to $19,000 for the six months ended June 30, 2005 compared to $273,000 for the six months ended June 30, 2004. The revenue in 2005 is generated from the direct financing lease of one of our older rigs. Our drilling operations have ceased until such time as our new generation abrasive jetting rig is deployed, currently projected to occur in the third quarter of 2005. The revenues earned for the six months ended June 30, 2004 were primarily associated with the Amvest Osage and Maxim Energy contracts and recovery of certain third party expenses from related parties.

The operating margin from Downhole Services decreased by $69,000 to a loss of $219,000 for the six months ended June 30, 2005 compared to a loss of $150,000 for the six months ended June 30, 2004. The expenses for the six months ended June 30, 2005 were primarily labor related as we redesigned and improved the existing process as well as designing and supervising the construction of the new abrasive fluid jetting rig. Our negative margin results for the first six months of 2004 highlighted the problems of consistency and reliability that we encountered with the old technology.

Selling, General and Administrative

SG&A expenses decreased by $1.3 million to $1.5 million for the six months ended June 30, 2005 compared to $2.8 million for the six months ended June 30, 2004. The following table details major components of SG&A expense over the periods.

	For The Six Months Ended June 30,		Increase (Decrease)
	2005	2004
Payroll and related costs	$425,762	$473,222	$(47,460)
Option and warrant expense	50,000	149,447	(99,447)
License fee	—	735,192	(735,192)
Legal fees	181,773	263,177	(81,404)
External services	191,565	376,967	(185,402)
Insurance	91,741	331,748	(240,007)
Liquidated damages	—	400,000	(400,000)
Travel & entertainment	18,441	79,016	(60,575)
Office rent	17,044	43,632	(26,588)
Communications	5,293	35,710	(30,417)
Class action settlement	503,500	—	503,500
Miscellaneous	36,845	(42,648)	79,493

	$1,521,964	$2,845,463	$(1,323,499)

Due to the lack of drilling activity during the first six months of 2005, we focused on technology development and lowering our controllable overhead, which has resulted in a decrease in payroll, external services, travel and entertainment, office rent, communications and miscellaneous. The license fee during the first six months of 2004 was the result of a renegotiation of the Landers note payable and the calculation of license fees payable. The decrease in insurance expense can be attributable to a reduction in the premium for our directors and officers liability coverage. The liquidated damages incurred in 2004 relate to our delay in registering shares that we sold in 2003. The class action settlement expense is the value of the 1,150,000 shares of our common stock to be issued to settle the lawsuit and the plaintiff’s estimated legal fees of $55,000.

Net Loss

The net loss for the first six months of 2005 decreased to $1.9 million from $3.4 million for the corresponding period in 2004. The decrease is attributable to the major revenue and expense items explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Liquidity and Capital Resources

As of June 30, 2005, our cash balance was $79,000 compared to a cash balance of $267,000 at December 31, 2004 and $167,000 at June 30, 2004. We continue to utilize cash, notes and stock to fund operations. On March 8, 2005 we agreed to sell our master license for the Landers lateral drilling technology for $1.3 million in cash to be received over four installments. However, we have retained a sub-license in the Landers technology. During the six months ended June 30, 2005, we received $500,000 of the $1.3 million. We have entered into an amended contract with Maxim, which resulted in a $275,000 increase in the value of original Assignment of License Agreement (“Assignment”). The terms of the original Assignment required Maxim to make a $500,000 payment on June 3, 2005 and any delay of payment beyond a ten day period of the contracted payment date would cause a default of the contract which could be cured during a 45 day grace period if Maxim made a payment of $550,000 before the grace period expired. Maxim was unable to cure the default within the grace period, but Blast Energy and Maxim have entered into several amendments to extend the period to cure the default. The amendments have resulted in a extension of the due date until August 12, 2005, increased the final payment due on September 2, 2005 from $400,000 to $500,000 and assessed delinquency fees. As of August 5, 2005, Maxim has paid $135,000 towards the June 3, 2005 payment and has paid $175,000 in delinquency fees.

We have used these proceeds and loan advances from Berg McAfee to fund the construction of our new generation drilling rig. As of June 30, 2005, we had expended $590,000 towards the rig construction project and have a formal commitment of another $285,000. In addition, we expect to spend an additional $350,000 towards the rig construction, bringing the total cost of the rig to approximately $1.2 million.

We have $350,000 of convertible notes that become due on December 31, 2005 and a $50,000 note that is due on demand. In addition, we have $200,000 of convertible notes with related parties that mature on May 31, 2006. Both sets of convertible notes are convertible into common stock at the option of the holder and at the rate of one share for each $2.00 of principal and interest outstanding.

In February 2005, we entered into an Agreed Judgment and Order of Severance with Gryphon Master Fund, L.P. (“Gryphon”) as to all breach of contract claims related to our delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, we are obligated to pay liquidated damages of $0.5 million to Gryphon on or before September 30, 2005. Our current cash position is not sufficient to meet this obligation. Additional financing or positive cash flow from operations will be required to satisfy this obligation. No assurances can be given that such financing will be available, or, if available, on acceptable terms.

Our continued operating losses raise substantial doubt as to our ability to continue as a going concern. We are in an early stage of development and are rapidly depleting our cash resources, therefore we have determined that we will need additional financing in the short term to continue in operation and fund future growth. We currently plan to raise additional financing. The use of stock for currency in financing or making acquisitions has been heavily curtailed while we have been under SEC investigation (see Financial Note 17 to the December 31, 2004 Financial Statements). The company has arranged interim debt financing from Berg McAfee to build the initial rig. However, if we are unable to arrange new financing or generate sufficient cash flow from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

For the three and six months ended June 30, 2005, we had capital expenditures of $340,000 and $590,000, respectively as compared to no capital expenditures for the three and six months ended June 30, 2004. We expect to have capital expenditures of approximately $500,000 for the third quarter of 2005 relating to the construction of the abrasive jetting rig (see Note 8).

Subsequent Events

Blast Energy and Maxim have entered into an amended contract, which resulted in a $275,000 increase in the value of original Assignment of License Agreement (“Assignment”) dated March 8, 2005. The terms of the original Assignment required Maxim to make a $500,000 payment on June 3, 2005 and any delay of payment beyond a ten day period of the contracted payment date would cause a default of the contract which could be cured during a 45 day grace period if Maxim made a payment of $550,000 before the grace period expired. Maxim was unable to cure the default within the grace period, but Blast Energy and Maxim have entered into several amendments to extend the period to cure the default. The amendments have resulted in an extension of the due date until August 12, 2005, increased the final payment due on September 2, 2005 from $400,000 to $500,000 and assessed delinquency fees. As of August 5, 2005, Maxim has paid $135,000 towards the June 3, 2005 payment and has paid $175,000 in delinquency fees.

On July 15, 2005, Blast Energy entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies (BMC), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. As of August 11, 2005, Blast Energy had received $600,000 in funding under this agreement and is scheduled to receive the balance in several payments before the end of September 2005. Previously announced negotiations to develop up to five abrasive jetting rigs in a profit sharing agreement with Advanced Drilling Systems did not materialize. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90 percent to Blast Energy and 10 percent to BMC for a ten-year period following repayment. After ten years, Blast Energy will receive all of the revenue from the rig. The loan, which has a senior and subordinated structure, carries an average interest rate of 7.4 % and is due September 15, 2006. BMC also has the option to fund an additional three rigs under these commercial terms.

On August 5, 2005, Blast Energy entered into a letter of intent to contribute its interest in the Landers lateral drilling technology into a joint venture shared equally with RadTech North America (“RadTech”). Blast Energy would contribute its Landers sublicense for North America and RadTech would contribute management and drilling operations. The parties have agreed to enter into mutually acceptable documentation for the joint venture and the letter of intent is subject to Board approval of both parties.

On August 8, 2005, Blast Energy entered into a Term Sheet with Alberta Energy to purchase up to 50% of the abrasive jetting technology, for which Blast owns a worldwide exclusive license. Terms included the award to Alberta Energy of 3 million additional shares of Blast Energy with registration rights and a commitment to pay $2 million in future cash from potential sale of sublicense revenues. The parties also agreed to a number of modifications to the licensing and rig construction agreements. Key terms were an expanded definition of the technology, pricing of 750,000 warrants at $0.45, amended royalty rates, a new provision for each owner of the IP to offer a right of first refusal to the other owner to enter into new business ventures using the technology. Another new provision gives Alberta the option to build future rigs at invoice cost plus $50,000 per rig as well as adjusting the contract cost of the current rig by $50,000 to $900,000. Alberta has undertaken to deliver the rig on a best efforts basis by October 1, 2005. The Term Sheet is subject to board approvals and final documentation.

Item 3. Controls and Procedures

Based on management’s evaluation as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer have participated in the evaluation and concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the periods specified and in accordance with the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Full disclosure of prior or other legal activities may be found in the audited financial statements and notes thereto contained in our 2004 Annual Report filed with the SEC on Form 10-KSB, and in the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, and in the notes to the financial statements in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2005, we issued 592,000 shares of common stock for the payment of notes payable and accrued interest that matured on May 15, 2005.

During the second quarter of 2005, we issued 83,000 shares of common stock for the payment of legal fees valued at approximately $32,000. In addition, we issued 64,897 shares of common stock under a program to compensate our directors, employees, contractors and former employees for unpaid wages, commissions and director fees of $28,500.

No funds were raised by the issuance of equity securities during the quarter ended June 30, 2005. All of the stock issuances resulted in the removal of recorded liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

We conducted our Annual Meeting of Shareholders on June 6, 2005 and disclose herein the final voting results:

	YES	WITHHELD AUTHORITY
Proposal One – Election of Directors (voted upon as a block):
John R. Block,	21,699,672	502,405
Roger P. (Pat) Herbert,	21,699,672	502,405
Joseph J. Penbera, Ph.D.,	21,699,672	502,405
Frederick R. Ruiz,	21,699,672	502,405
O. James Woodward III	21,699,672	502,405

	YES	NO	ABSTAIN

Proposal Two – Increase the number of authorized shares of common stock to 100,000,000:	20,629,356	1,111,101	461,620

Proposal Three – Change the Company’s name to Blast Energy Services, Inc:	20,667,840	1,090,617	443,620

Proposal Four – Approval of Independent Public Accountant (Malone & Bailey, PC):	20,669,173	15,333	1,517,571

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the period ending March 31, 2005 and through the date of the filing of this Quarterly Report on Form 10-QSB; Verdisys, Inc. had filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

June 10, 2005	Press Releases – Voting results of annual meeting of shareholders and new trading symbol.

April 7, 2005	Press Release – Closing of Edge Capital Group, Inc. lawsuit settlement and receipt of $375,000 in cash.

Exhibits
4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC. Filed July 26, 2005 with the SEC, Report on Form 8-K

4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC. Filed July 26, 2005 with the SEC, Report on Form 8-K

10.1

Settlement Agreement and Mutual Release dated January 19, 2005 by and among Verdisys, Inc., Eric McAfee, Edge Capital Group, Inc. and certain entities affiliated with Robert Frazier, Sr.;

Filed February 4, 2005 with the SEC, Report on Form 8-K

10.2	Assignment of License Agreement dated March 8, 2005 by and among Verdisys, Inc. and Maxim TEP, Inc.; Filed March 14, 2005 with the SEC, Report on Form 8-K

10.3	License Agreement dated March 15, 2005, by and among Edge Capital Group, Inc. or its assignee and Verdisys, Inc. Filed May 5, 2005 with the SEC, Report on Form 10-QSB.

10.4	Abrasive Fluid Jet Rig Construction Agreement dated March 17, 2005, by and among Verdisys, Inc. and Alberta Energy Holding Inc. Filed May 5, 2005 with the SEC, Report on Form 10-QSB.

10.5	Drilling Rig Development and Management Agreement dated April 12, 2005, by and between Verdisys, Inc. and Advanced Drilling Services, LLC Filed May 5, 2005 with the SEC, Report on Form 10-QSB.

*10.6	Service Proposal Apache Corporation and Verdisys, Inc. dated May 26, 2005.

10.7	First Amendment to the Assignment of License Agreement dated July 18, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Report on Form 8-K

10.8	Second Amendment to the Assignment of License Agreement dated July 21, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Report on Form 8-K

10.9	Third Amendment to the Assignment of License Agreement dated July 25, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Report on Form 8-K

*10.10	Fourth Amendment to the Assignment of License Agreement dated July 29, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc.

*10.11	Fifth Amendment to the Assignment of License Agreement dated August 5, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc.

*10.12	Letter of Intent dated August 5, 2005 by and between Blast Energy Services, Inc. and RadTech North America.

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verdisys, Inc.

	By:	/s/ David M. Adams, COO
David M. Adams
Chief Operating Officer
Principal Executive Officer
Date: August 11, 2005

	By:	/s/ John O’Keefe, CFO
John O’Keefe
Chief Financial Officer
Principal Accounting Officer
Date: August 11, 2005