Form 10QSB
period 2005-09-30
BLAST ENERGY SERVICES, INC.
filed 2005-11-14
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of November 8, 2005: 40,482,206 shares of common stock

The common stock of Blast Energy Services, Inc. is traded on the NASDAQ Bulletin Board under the symbol “BESV”.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Blast Energy Services, Inc.

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BLAST ENERGY SERVICES, INC.

(Formerly Verdisys, Inc.)

BALANCE SHEET

(Unaudited)

September 30, 2005

Assets
Current Assets:
Cash	$311,715
Accounts receivable, net of allowance for doubtful accounts of $10,290	197,015
Other current assets	69,055

Total Current Assets	577,785
Equipment, net of accumulated depreciation of $143,611	1,055,088
Licenses, net of accumulated amortization of $799,983	4,510,017

Total Assets	$6,142,890

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$696,824
Accrued expenses	952,301
Advances-related parties	900,000
Deferred revenue	216,668
Customer deposits	76,850
Notes payable-related parties, net of unamortized discount of $23,840	176,160
Notes payable-other, net of unamortized discount of $17,369	377,631

Total Current Liabilities	3,396,434
Long Term Liabilities:
Note payable-other	500,000
Deferred revenue, less current portion	6,780

Total Liabilities	3,903,214

Commitments and Contingencies	—
Stockholder’ Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized; 40,486,206 shares issued and outstanding	40,482
Additional paid in capital	29,176,819
Accumulated deficit	(26,977,625)

Total Stockholders’ Equity	2,239,676

Total Liabilities and Stockholders’ Equity	$6,142,890

BLAST ENERGY SERVICES, INC.

(Formerly Verdisys, Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Satellite Communications	$293,937	$154,906	$802,712	$401,705
Downhole Services	8,500	427,519	27,491	694,180

Total Revenue	302,437	582,425	830,203	1,095,885

Cost of Services Provided:
Satellite Communications	217,979	153,668	603,097	464,874
Downhole Services	113,493	272,080	351,045	688,906

Total Cost of Services Provided	331,472	425,748	954,142	1,153,780

Gross Margin (Deficit)	(29,035)	156,677	(123,939)	(57,895)
Operating Expenses:
Selling, general and administrative	963,581	936,591	2,485,545	3,382,053
Depreciation and amortization	102,410	130,051	321,062	395,982
Bad debts	—	50,000	10,000	50,000

Operating Loss	(1,095,026)	(959,965)	(2,940,546)	(3,885,930)

Other (Income) Expense:
Interest expense	50,400	14,544	147,262	454,422
(Gain) loss on sale of equipment	—	1,900	(971)	1,900
Interest income	—	(31)	(4)	(48)

Total other (income) expense	50,400	16,413	146,287	456,274

Net Loss	$(1,145,426)	$(976,378)	$(3,086,833)	$(4,342,204)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.14)
Weighted average shares outstanding	38,034,048	31,523,265	36,309,792	30,986,520

BLAST ENERGY SERVICES, INC.

(Formerly Verdisys, Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(3,086,833)	$(4,342,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	1,066,761	948,192
Option and warrant expense	75,000	290,844
Amortization of note discount	91,235	25,685
Depreciation and amortization	321,062	395,982
(Gain) loss on sale of equipment	(971)	1,900
Note payable issued for lawsuit settlement	500,000	—
Bad debts	10,000	50,000
Change in working capital items	(139,301)	844,726

Net Cash Used in Operating Activities	(1,163,047)	(1,784,875)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,000)	(3,705)
Proceeds from sale of equipment	—	12,500
Proceeds from sale of license	885,000	—
Construction of equipment	(812,955)	—

Net Cash Provided by Investing Activities	71,045	8,795

Cash Flows from Financing Activities:
Proceeds from sale of stock	241,500	359,000
Proceeds from exercise of options and warrants	300	81,217
Advance on future financing	900,000	—
Proceeds from notes payable to stockholders	—	220,000
Payments on notes payable	(5,000)	—
Payments on notes payable to stockholders	—	(35,000)
Payments on note payable related to license	—	(500,000)
Proceeds from convertible notes	—	400,000

Net Cash Provided by Financing Activities	1,136,800	525,217

Net change in cash	44,798	(1,250,863)
Cash at beginning of period	266,917	1,373,627

Cash at end of period	$311,715	$122,764

Non-Cash Transactions:
Conversion of accounts payable to common stock	$206,737	$—
Exchange of equipment for customer deposit	175,000	—
Exchange of equipment for accounts payable	3,883	—
Conversion of notes payable and accrued interest to common stock	225,966	1,184,808
Conversion of accrued bonuses to common stock	197,474	—
Discount on notes payable	—	133,746
Exchange of intangible for 3 million shares of common stock	1,170,000	—

BLAST ENERGY SERVICES, INC.

(FORMERLY VERDISYS, INC.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Blast Energy incurred a net loss of $3.1 million for the nine months ended September 30, 2005, has an accumulated deficit of $27 million and a working capital deficit of $2.8 million as of September 30, 2005 and has several significant future financial obligations. These conditions create an uncertainty as to Blast Energy’s ability to continue as a going concern. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Blast Energy is unable to continue as a going concern.

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

In the third quarter of 2005, Blast Energy granted 90,000 ten-year options to employees with an exercise price at the then market price of $0.40. The options vest quarterly over 36 months. There was no intrinsic value associated with the grant, however, fair value totaled $27,114. Blast Energy also reinstated 900,000 options related to a settlement agreement in the third quarter of 2005. The options are fully vested at date of issue and have an exercise price of $0.10. Only 300,000 of the options may be exercised in the first year. The options replaced a previous reservation of 1.6 million warrants.

In the second quarter of 2005, Blast Energy granted 50,000 ten-year options to an employee with an exercise price at the then market price of $0.38. The options vest quarterly over 36 months. There was no intrinsic value associated with the grant, however, fair value totaled $15,706. These options were subsequently cancelled following the voluntary resignation of this employee. Blast Energy also granted 72,000 ten year options to non-employee directors in the second quarter of 2005. The options vest over 12 months and have an exercise price of $0.38, the market price at the date of grant. There was no intrinsic value associated with the grants, however, fair value totaled $22,617.

In the first quarter of 2005, Blast Energy granted 130,000 ten-year options to employees with exercise prices at the then market price. The options vest quarterly over 36 months. There was no intrinsic value associated with the grants, however, fair value totaled $54,231. Of these, 30,000 options were subsequently cancelled due to the voluntary resignation of an employee included in the original award.

In the second quarter of 2004, Blast Energy granted 72,000 options to non-employee directors with an exercise price of $2.20. The options vested quarterly over one year. There was no intrinsic value associated with the grants, however, fair value totaled $156,913.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(1,145,426)	$(976,378)	$(3,086,833)	$(4,342,204)
Less: stock based compensation determined under fair value based method	(93,113)	(49,776)	(258,917)	(710,775)

Pro forma net loss	$(1,238,539)	$(1,026,154)	$(3,345,750)	$(5,052,979)

Basic and diluted net loss per common share:
As reported	$(.03)	$(.03)	$(.09)	$(.14)
Pro forma	$(.03)	$(.03)	$(.09)	$(.16)

The weighted average fair value of the stock options granted during 2005 and 2004 was $.35 and $3.09, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 133% and 124%, respectively, and (4) zero expected dividends.

NOTE 4 – EQUIPMENT & LATERAL DRILLING LICENSE

Blast Energy entered into a license agreement on April 23, 2003 for the exclusive use of the Landers lateral drilling process. On March 8, 2005, Blast Energy assigned its rights in that license to Maxim TEP, Inc. (“Maxim”) along with all current and future assignments, sublicenses or territorial royalty pertaining to the license. The President and CEO of Maxim is Dan Williams, a former President and CEO of Verdisys, Inc. As consideration, Maxim agreed to pay Blast Energy a total of $1.3 million over four installments: $300,000 on March 9, 2005; $100,000 on March 18, 2005; $500,000 on June 3, 2005 and $400,000 on September 2, 2005. As of September 30, 2005, Blast Energy has received the two installments due in March of 2005 and $135,000 towards the June installment. The carrying value of the license has been and will continue to be reduced for installments received. Blast Energy retains a non-exclusive Landers sublicense provided Blast Energy pays all required royalties in which the technology is utilized.

Blast Energy and Maxim have entered into a series of contract amendments, which have resulted in a $350,000 increase in the value of original Assignment of License Agreement (“Assignment”) dated March 8, 2005. The original terms required Maxim to make a $500,000 payment on June 3, 2005 and any delay of payment beyond a ten day period of the contracted payment date would cause a default of the contract which could be cured during a 45 day grace period if Maxim made a payment of $550,000 before the grace period expired. Maxim was unable to cure the default within the grace period, but Blast Energy and Maxim have entered into several amendments to extend the period to cure the default. The current arrangement is for Maxim to pay $500,000 in October, which has been received, $200,000 by November 30 and $215,000 by December 31, 2005. As of September 30, 2005, Maxim has paid $135,000 towards the June 3, 2005 payment and has paid $350,000 in delinquency fees.

In connection with the assignment, Blast Energy sold two of its three drilling rigs for the release of a customer deposit obligation that Blast Energy owed Maxim. Maxim took delivery of the first rig during the first quarter and the second rig will be delivered when the default is cured. The gain on the sale of the first rig of $41,890 has been deferred as Blast Energy will recognize a loss on the second rig and the rigs were sold as a package. Blast Energy will continue to depreciate the second rig until its delivery to Maxim. The Equipment asset includes the cost incurred to date for the abrasive fluid jetting rig that is currently under construction.

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

On July 15, 2005, Blast Energy entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, LLC (“BMC”), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. As of September 30, 2005, Blast Energy received $900,000 in funding under this agreement and received the balance in October of 2005. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90 percent to Blast Energy and 10 percent to BMC for a ten-year period following repayment. After ten years, Blast Energy will receive all of the revenue from the rig. The loan, which carries an average interest rate of 7.4%, has a senior and subordinated structure due September 15, 2006 and September 30, 2006, respectively. BMC also has the option to fund an additional three rigs under these commercial terms.

On August 25, 2005, Blast Energy entered into a purchase agreement with Alberta Energy Holdings Inc. (“Alberta”) to purchase a one-half interest in Alberta’s Abrasive Fluid Jet (“AFJ”) cutting technology. The purchase agreement replaces in its entirety an October 2004 licensing agreement between Blast Energy and Alberta. Blast issued to Alberta 3,000,000 restricted shares of its common stock and 750,000 warrants exercisable at $.45 per share for the purchase of Blast common shares. The warrants are exercisable at such time as a minimum of $225,000 in revenue has been received by operation of Blast Rig # 1, and expire three years from date of issuance. The fair value of the award will be measured and recognized at which time Blast achieves the $225,000 revenue mark. In addition, one half of Blast’s 50% share of the revenue stream from licensing of the technology shall be paid to Alberta, in addition to Alberta’s own one-half, until Alberta has received $2 million. Thereafter, Blast and Alberta will share licensing revenue equally. Blast shall not own its full 50% interest in the technology until all of the $2 million has been paid, but shall own a 20% interest initially with ownership increasing at the same percentage as the $2 million is paid to Alberta. Royalties are payable to Alberta at the rate of $2,000 per well or 2% of gross revenues received, whichever is greater, for each well bore in which Blast uses the technology. The agreement shall remain in effect for the commercial life of the technology. Alberta also has agreed to continue the provision of consulting services to Blast at the rate of $10,000 per month through December 31, 2005.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at September 30, 2005 consisted of the following:

Description	Amount
Gryphon liquidated damages	$500,000
Accrued payroll	204,759
Class Action Litigation settlement	25,000
Director fees	107,000
Interest	56,301
Other	59,241

$952,301

NOTE 6 – ADVANCES – RELATED PARTIES

As of September 30, 2005, funds of $900,000 have been received under a financing arrangement with Berg McAfee Companies, LLC (see note 4), funded primarily by Eric McAfee and Clyde Berg, each of whom are considered significant holders of Blast Energy. The use of proceeds for the funds are to build Blast Energy’s first abrasive fluid jetting rig

NOTE 7 – DEFERRED REVENUE

Blast Energy bills some of its satellite bandwidth contracts in advance over periods ranging from 3 to 36 months. Blast Energy recognizes revenue evenly over the contract term. Deferred revenue related to satellite services totaled $223,448, of which $216,668 will be recognized in the next twelve months. Deferred revenue also includes $41,890 from the sale of a rig (See Note 4).

NOTE 8 – COMMITMENT

On August 25, 2005, Blast Energy amended its AFJ Construction Agreement, under which Alberta will engineer, design, source and build the AFJ Rig, to provide for a lump-sum price of $900,000 rather than the earlier price of $850,000. Under the agreement the first $100,000 of budget overruns will be borne by Alberta, with additional overruns being the responsibility of Blast Energy. As of September 30, 2005, Blast Energy had expended $813,000 towards the rig under construction and anticipates the total cost to approximate $1.2 million.

NOTE 9 – STOCKHOLDERS EQUITY

During the third quarter of 2005, Blast Energy issued 487,355 shares of common stock for the payment of accrued bonuses to employees totaling $192,974 and 58,124 shares of common stock for the payment of accrued interest totaling $25,922. In addition, 95,000 shares of common stock were issued for consulting fees totaling $37,400.

In September 2005, 3,000,000 shares of Blast Energy restricted common stock were issued to Alberta pursuant to the technology purchase agreement dated August 25, 2005 (see note 4).

In August 2005, 50,000 shares of common stock were issued pursuant to the exercise of warrants for $50 cash.

In June 2005, Blast Energy shareholders approved the increase in the number of authorized common shares from 50 million to 100 million.

In June 2005, Blast Energy issued 592,000 shares of common stock for the payment of $200,044 of notes payable and accrued interest that matured on May 15, 2005.

During the second quarter of 2005, Blast Energy issued 83,000 shares of common stock for the payment of legal services valued at approximately $32,000. In addition, Blast Energy issued 64,897 shares of common stock under a program to compensate its directors, employees, contractors and former employees for unpaid wages, commissions and director fees of $28,500.

In March 2005, Blast Energy entered into an agreement, subject to court approval, to settle the class action lawsuit brought by former shareholders in March 2004 in the U.S. District Court for the Southern District. Under the terms of the agreement, Blast Energy would issue to the class 1,150,000 shares of common stock valued at $448,500 and pay up to $55,000 in legal and distribution fees for the plaintiffs.

In February 2005, Blast Energy sold 83,333 shares of common stock at a price of $0.30 per share in settlement of a dispute with a former consultant.

In January and February 2005, Blast Energy issued 433,000 shares of common stock for $216,500 in a private placement for $0.50 per share. Two year warrants to purchase 433,000 common shares at $1.00 per share were attached to the common stock. Offering costs consisted of 15,800 shares of common stock and warrants to purchase 15,800 shares of common stock at $1.00 per share.

Effective January 19, 2005, Blast Energy, Edge Capital Group, Inc. (“Edge”), certain entities affiliated with Edge and Eric McAfee entered into a settlement agreement and mutual release to fully settle and resolve the disputes between them. As part of the settlement, Blast Energy issued an aggregate of 750,000 shares of common stock, valued at $240,000, along with three-year warrants to purchase 750,000 shares of common stock to Edge at an exercise price of $1.00 per share. Of the 750,000 shares issued, 250,000 shares were issued during October 2004 and the remaining 500,000 shares were issued in 2005.

In January 2005, Blast Energy issued 16,000 shares of common stock for the payment of leasing fees to their former landlord valued at approximately $8,000. In addition, 10,666 shares of common stock, valued at $5,226, were issued to settle unpaid compensation issues with two former employees.

During the first quarter of 2005, Blast Energy issued 25,000 shares of common stock pursuant to warrant exercises for a total consideration of $250. Blast Energy also issued 374,340 shares of common stock under a program to compensate its directors, employees, contractors and former employees for unpaid wages, commissions and director fees of $187,169 accrued in 2004.

NOTE 10 – LITIGATION AND NOTE PAYABLE

On September 8, 2005, Blast Energy and certain of its executives were named as parties to a lawsuit concerning a $170,000 contractual dispute and an additional claim of fraudulent misrepresentation between Metro Energy Group, Maxim Energy TEP and certain individuals. Blast Energy believes that it has no liability in the case and intends to vigorously defend itself.

In July 2004, we were informed that one of our former Chief Executive Officers filed a lawsuit against us for breach of contract and wrongful discharge. The lawsuit seeks relief in excess of $0.5 million related to an alleged employment agreement and damages related to an excess of 4 million stock options claimed due pursuant to the alleged employment agreement. The lawsuit was filed in state court in San Diego, California. On August 11, 2005, Blast Energy entered into a settlement agreement with Charles Steinberger. The settlement involves neither admitting nor denying liability as well as the reinstatement of 900,000 stock options at a price of $0.10 per share and the creation of a Promissory Note by Blast Energy for $500,000. The Note becomes due on June 30, 2007 and carries no interest. Mr. Steinberger may exercise up to 300,000 options until July 1, 2006, but if he does, Blast Energy may reduce the carrying value of the Note with the amount of the net proceeds he receives. Blast Energy also has the option to pay the Note early and in the event that the price of Blast Energy common stock trades on average greater that $2.00 per share for the 20 trading days prior to the due date, the Note will no longer be payable.

In March 2005, Blast Energy entered into an agreement, subject to court approval, to settle the class action lawsuit brought by former shareholders in March 2004 in the U.S. District Court for the Southern District. Under the terms of the agreement, Blast Energy would issue to the class 1,150,000 shares of common stock, valued at $448,500, and pay up to $55,000 in legal and distribution fees for the plaintiffs.

In February 2005, Blast Energy entered into an Agreed Judgment and Order of Severance with Gryphon Master Fund, L.P. (“Gryphon”) as to all breach of contract claims related to Blast Energy’s delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, Blast Energy is obligated to pay liquidated damages of $500,000 to Gryphon on or before September 30, 2005, which payment it has failed to make. Additionally, Gryphon had agreed to abate their remaining claims and related discovery in the lawsuit against Blast Energy until after September 30, 2005. In November 2005 the Company paid $250,000 in partial settlement of the agreed judgment and Gryphon has postponed its next deposition until January, 2006.

In February 2004, we had initiated a lawsuit against Edge Capital requesting a declaratory judgment that a purported agreement between us and Edge was not enforceable. The lawsuit arose from Edge’s contention that one of our ex-officers committed us to purchase certain alleged oil and gas properties from Edge. Edge had filed a counterclaim against us and asserted claims against Dan Williams (our former President and CEO), Eric McAfee, Ron Robinson (our former CEO and then current Board member), Andrew Wilson (our former CFO) and our remaining then current Board members. Edge had sought to enforce the agreement we challenged and alleged several causes of action including claims for fraud, breach of contract, negligence and conspiracy. Edge had asserted actual damages in excess of $85 million and has claimed punitive damages as well.

Furthermore, effective January 19, 2005, Blast Energy, Edge, certain entities affiliated with Edge and Eric McAfee entered into a settlement agreement and mutual release to fully settle and resolve the disputes. As part of the settlement, Blast Energy issued an aggregate of 750,000 shares of common stock valued at $240,000, along with three-year warrants to purchase 750,000 shares of common stock to Edge at an exercise price of $1.00 per share. Of the 750,000 shares issued, 250,000 shares were issued during October 2004 and the remaining 500,000 were issued in 2005. In addition, Blast Energy agreed to provide Edge a drilling rig to provide certain lateral drilling services in return for a $2,500 fee per well and a ten per cent share of the pre tax revenues generated from each well drilled. Upon closing of the settlement, Blast Energy will sublicense the lateral drilling technology to Edge for a period of five years and for the purpose of marketing and using the technology and trade secrets within North America for the sole purpose of entering into production sharing transactions or joint ventures in oil and gas production. As part of the settlement, the parties to the agreement have agreed to a mutual release and to dismiss all pending claims and litigation upon performance of the obligations in the settlement agreement. The remaining obligations under the settlement agreement including the payment of $375,000 to Blast Energy by Energy 2000, a McAfee company, were performed and the lawsuit was closed in the second quarter of 2005. The settlement agreement was reflected in the 2004 Statement of Operations, but had minimal impact as the settlement costs were offset by the write-off of previously accrued liabilities.

NOTE 11 – BUSINESS SEGMENTS

Blast Energy has two reportable segments: (1) satellite communications and (2) downhole services. A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered. Blast Energy evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The table below reports certain financial information by reportable segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues from external customers
Satellite communications	$293,937	$154,906	$802,712	$401,705
Downhole services	8,500	427,519	27,491	694,180

	$302,437	$582,425	$830,203	$1,095,885

Operating profit (loss) 1
Satellite communications	$65,821	$(50,038)	$137,918	$(119,703)
Downhole services	(212,359)	(5,607)	(669,023)	(1,174,128)
Corporate	(948,488)	(904,320)	(2,409,441)	(2,592,099)

	$(1,095,026)	$(959,965)	$(2,940,546)	$(3,885,930)

1-	Operating loss is total operating revenue less operating expenses, selling general and administrative expenses, depreciation and amortization, bad debts and does not include other income and expense or income taxes.

NOTE 12 – SUBSEQUENT EVENTS

As of November 1, 2005, Blast Energy received the entire amount due for October under the current arrangement with Maxim. To date, Maxim has paid $885,000 toward the purchase price of the license and $500,000 in delinquency payments. Such payments include $350,000 toward the purchase price of the license and $150,000 in delinquency payments subsequent to the quarter end.

On October 25, 2005, Blast Energy conveyed one of its two remaining Landers technology rigs to Edge Capital as part of the Settlement Agreement & Mutual Release entered into between the parties.

On October 21, 2005, Blast Energy settled an outstanding account payable with Clayton & McEvoy with 30,000 shares of Blast Energy and $22,000 in cash, payable in four installments of $5,500 per month from November 2005 through February 2006.

On October 4, 2005, under the agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, the final installment of the $1 million rig funding loan agreement was received.

Under the terms of the Agreed Judgment, Blast Energy was obligated to pay liquidated damages of $500,000 to Gryphon Master Fund on or before September 30, 2005 (Note 10). The Company has failed to make this payment but did pay $250,000 in partial settlement of the agreed judgment in November 2005 and Gryphon has postponed its next deposition until January 2006.

Item 2.	Mana gement’s Discussion and Analysis of Financial Condition and Plan of Operations

Forward-Looking Statements

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to, the following risk factors: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of our customers to pay for our services, delays in construction and deployment of new technologies together with such other risk factors as may be included in our 2004 Annual Report on Form 10-KSB.

We have been striving to develop a commercially viable lateral drilling technology with the potential to penetrate through well casing and into reservoir formations to stimulate oil and gas production. In 2003, with the acquisition of exclusive rights to a proprietary horizontal drilling process we began to deploy lateral drilling services in the field. In 2004, it became apparent that this process was limited in its application and not able to succeed in a wide variety of oil and gas formations. After redesigning and improving the existing process and designing and testing some new capabilities, we continue to believe that we can deliver a valuable and cost effective production enhancement service to onshore oil and gas producers, particularly operators of marginal wells. The goal is to make this new service reliably predictable and consistently dependable for our customers. We are currently building our first new generation lateral drilling rig with the capability of abrasive fluid jetting by use of much higher hydraulic horsepower. Abrasive fluid jetting utilizes high-pressure fluid mixed with a small volume of abrasive materials, such as fine garnet sand, to cut through surfaces as tough as four inches of steel as well as granite rock.

Should we achieve favorable results and customer acceptance of this initial rig’s capabilities, we plan to order the construction of additional rigs and significantly grow the deployment of our abrasive jetting service. Funding for developing this abrasive cutting capability into commercial operation is expected to come from current and future capital commitments as well as from the proceeds of the assignment of the exclusive technology rights acquired in 2003. No assurances can be given that the capital from these sources will be adequate. If this is the case, we will be required to obtain additional capital from equity or debt markets. No assurances can be given that such capital will be available or that the terms will be acceptable.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Satellite Communications

Satellite Communications’ revenues increased by $139,000 to $294,000 for the quarter ended September 30, 2005 compared to $155,000 for the quarter ended September 30, 2004. The increase in revenue can be attributed to both new customers and an increase in service provided to existing customers. The operating margin from Satellite Communications improved by $75,000 to a margin of $76,000 for the quarter ended September 30, 2005 compared to $1,000 for the quarter ended September 30, 2004. As this segment of our business grows, it benefits from economies of scale.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended September 30, 2005 and 2004. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Downhole Services

Downhole Services’ revenues decreased by $419,000 to $8,000 for the quarter ended September 30, 2005 compared to $427,000 for the quarter ended September 30, 2004. The revenue in 2005 is generated from the direct financing lease of one of our older rigs. Our drilling operations have ceased until such time as our new generation abrasive jetting rig is deployed, which is currently projected to occur in the fourth quarter of 2005. The revenues earned for the quarter ended September 30, 2004 were primarily associated with the performance of a contract with the Department of Energy, work performed for Maxim Energy and the rental of a rig to Advanced Hydraulics. The operating margin from Downhole Services decreased by $260,000 to a loss of $105,000 for the quarter ended September 30, 2005 compared to a margin of $155,000 for the quarter ended September 30, 2004. The expenses for the quarter ended September 30, 2005 were primarily labor related as we continued the supervision of the construction of the new abrasive fluid jetting rig.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased by $27,000 to $964,000 for the quarter ended September 30, 2005 compared to $937,000 for the quarter ended September 30, 2004. The following table details major components of SG&A expense over the periods.

	For The Three Months Ended September 30,		Increase (Decrease)
	2005	2004
Payroll and related costs	$104,361	$124,346	$(19,985)
Option and warrant expense	25,000	342,537	(317,537)
Legal fees	117,566	216,933	(99,367)
External services	135,411	62,247	73,164
Insurance	48,920	102,619	(53,699)
Legal settlement	500,000	—	500,000
Travel & entertainment	10,063	33,296	(23,233)
Office rent	8,479	9,389	(910)
Communications	2,766	10,024	(7,258)
Miscellaneous	11,015	35,200	(24,185)

	$963,581	$936,591	$26,990

Due to the lack of drilling activity during the third quarter of 2005, we focused on technology development and lowering our controllable overhead, which has resulted in a decrease in almost all SG&A cost components. The decrease in insurance expense is attributable to a reduction in the premium for our directors and officers liability coverage. The increase in legal settlement expense results from the settlement agreement entered into with a former CEO of the company.(Note 10)

Net Loss

The net loss for the third quarter of 2005 increased by $169,000 to $1,145,000 from $976,000 for the corresponding period in 2004. The increase is attributable to the major revenue and expense items explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Satellite Communications

Satellite Communications’ revenues increased by $401,000 to $803,000 for the nine months ended September 30, 2005 compared to $402,000 for the nine months ended September 30, 2004. The increase in revenue can be attributed to both new customers and an increase in service provided to existing customers. The operating margin from Satellite Communications improved by $263,000 to a margin of $200,000 for the nine months ended September 30, 2005 compared to a loss of $63,000 for the nine months ended September 30, 2004. As this segment of our business grows, it benefits from economies of scale.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the nine months ended September 30, 2005 and 2004. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Downhole Services

Downhole Services’ revenues decreased by $667,000 to $27,000 for the nine months ended September 30, 2005 compared to $694,000 for the nine months ended September 30, 2004. The revenue in 2005 is generated from the direct financing lease of one of our older rigs. Our drilling operations have ceased until such time as our new generation abrasive jetting rig is deployed, which is currently projected to occur in the fourth quarter of 2005. The revenues earned for the nine months ended September 30, 2004 were primarily associated the Amvest Osage, Maxim Energy, and Department of Energy contracts as well as recovery of certain third party expenses from related parties.

The operating margin from Downhole Services decreased by $329,000 to a loss of $324,000 for the nine months ended September 30, 2005 compared to a margin of $5,000 for the nine months ended September 30, 2004. The expenses for the nine months ended September 30, 2005 were primarily labor related as we redesigned and improved the existing process as well as designing and supervising the construction of the new abrasive fluid jetting rig.

Selling, General and Administrative

SG&A expenses decreased by $896,000 to $2.5 million for the nine months ended September 30, 2005 compared to $3.4 million for the nine months ended September 30, 2004. The following table details major components of SG&A expense over the periods.

	For The Nine Months Ended September 30,		Increase (Decrease)
	2005	2004
Payroll and related costs	$530,123	$534,648	$(4,525)
Option and warrant expense	75,000	491,984	(416,984)
License fee	—	735,192	(735,192)
Legal fees	299,339	394,563	(95,224)
External services	326,976	295,485	31,491
Insurance	140,661	335,332	(194,671)
Liquidated damages	—	400,000	(400,000)
Legal settlements	1,003,500	—	1,003,500
Travel & entertainment	28,504	100,607	(72,103)
Office rent	25,523	44,176	(18,653)
Communications	8,059	41,101	(33,042)
Miscellaneous	47,860	8,965	38,895

	$2,485,545	$3,382,053	$(896,508)

Due to the lack of drilling activity during the first nine months of 2005, we focused on technology development and lowering our controllable overhead, which has resulted in a decrease in almost all SG&A cost components. The license fee during the first nine months of 2004 was the result of a renegotiation of the Landers note payable and the calculation of license fees payable. The decrease in insurance expense is attributable to a reduction in the premium for our directors and officers liability coverage. The liquidated damages incurred in 2004 relate to our delay in registering shares that we sold in 2003. The legal settlement expense is the value of the 1,150,000 shares of our common stock to be issued to settle the class action lawsuit and the plaintiff’s estimated legal and distribution fees of $55,000, totaling $503,500, and $500,000 related to the settlement agreement with a former CEO of the company. (note 10)

Net Loss

The net loss for the first nine months of 2005 decreased by $1.2 million to $3.1 million from $4.3 million for the corresponding period in 2004. The decrease is attributable to the major revenue and expense items explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Liquidity and Capital Resources

As of September 30, 2005, our cash balance was $312,000 compared to a cash balance of $267,000 at December 31, 2004. We continue to utilize cash, notes, license proceeds and stock to fund operations. On March 8, 2005 we agreed to sell our master license for the Landers lateral drilling technology for $1.3 million in cash to be received over four installments. However, we have retained a sub-license in the Landers technology. During the nine months ended September 30, 2005, we received $500,000 of the $1.3 million. We have entered into an amended contract with Maxim, which resulted in a $275,000 increase in the value of original Assignment of License Agreement (“Assignment”). The terms of the original Assignment required Maxim to make a $500,000 payment on June 3, 2005 and any delay of payment beyond a ten day period of the contracted payment date would cause a default of the contract which could be cured during a 45 day grace period if Maxim made a payment of $550,000 before the grace period expired. Maxim was unable to cure the default within the grace period, but Blast Energy and Maxim have entered into several amendments to extend the period to cure the default. The current arrangement is for Maxim to pay $500,000 in October, of which $500,000 has been received, $200,000 by November 30 and $215,000 by December 31, 2005. As of September 30, 2005, Maxim has paid $135,000 towards the June 3, 2005 payment and has paid $350,000 in delinquency fees. We are substantially dependent on the ability of Maxim to timely pay these obligations to satisfy our short-term liquidity requirements.

On July 15, 2005, Blast Energy entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, LLC, a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. As of September 30, 2005, Blast Energy had received $900,000 in funding under this agreement and has received the balance in October of 2005. Under the terms of the loan agreement with Berg McAfee, cash revenues will be shared on the basis of allocating 90% to Blast Energy and 10% to BMC for a ten-year period following repayment. After ten years, Blast Energy will receive all of the revenue from the rig. The loan, which has a senior and subordinated structure, carries an average interest rate of 7.4 % and is due September 15, 2006 and September 30, 2006 respectively. Berg McAfee also has the option to fund an additional three rigs under these commercial terms.

We have used the proceeds from the Maxim Assignment and loan advances from Berg McAfee to fund the construction of our new generation drilling rig. Due to the delay in these funding sources and other factors, we have slowed down the construction of our first abrasive jetting rig. Based upon our current schedule, we believe this rig will be completed and commercially ready for service by December 31, 2005. As of September 30, 2005, we had expended $813,000 towards the rig construction project. In addition, we expect to spend an additional $387,000 towards the rig construction, bringing the total cost of the rig to approximately $1.2 million.

We have $350,000 of convertible notes that become due on December 31, 2005 and a $50,000 note that is due on demand. In addition, we have $200,000 of convertible notes with related parties that mature on May 31, 2006. Both sets of convertible notes are convertible into common stock at the option of the holder and at the rate of one share for each $2.00 of principal and interest outstanding.

In February 2005, we entered into an Agreed Judgment and Order of Severance with Gryphon Master Fund, L.P. (“Gryphon”) as to all breach of contract claims related to our delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, we are obligated to pay liquidated damages of $0.5 million to Gryphon on or before September 30, 2005. The Company has failed to make this payment but did pay $250,000 in November 2005 and Gryphon has agreed to postpone any depositions in connection with collection of any further amounts under the Agreed Judgment until January 2006.

Additional financing, positive cash flow from operations or proceeds from the sale of license technology to Maxim will be required to satisfy the obligations discussed above. We will not have cash flow from operations until the new drilling rig is commercially deployed and sufficient revenue is received from customers. No assurances can be given that financing will be available, or, if available, on acceptable terms.

Our continued operating losses raise substantial doubt as to our ability to continue as a going concern. We are in an early stage of development and are rapidly depleting our cash resources, therefore we have determined that we will need additional financing in the short term to continue in operation and fund future growth. We currently plan to raise additional financing. The use of stock for currency in financing or making acquisitions has been heavily curtailed while we have been under SEC investigation (see Financial Note 17 to the December 31, 2004 Financial Statements). The company has arranged debt financing from Berg McAfee to build the initial rig. However, if we are unable to arrange new financing, generate sufficient cash flow from new business arrangements or collect the proceeds from the sale of license technology to Maxim, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

For the nine months ended September 30, 2005, we had capital expenditures of $813,000 as compared to $4,000 in capital expenditures for the nine months ended September 30, 2004. We expect to have capital expenditures of approximately $387,000 for the fourth quarter of 2005 relating to the construction of the abrasive jetting rig (see Note 8).

Subsequent Events

As of November 1, 2005, Blast Energy received the entire amount due for October under the current arrangement with Maxim. To date, Maxim has paid $885,000 toward the purchase price of the license and $500,000 in delinquency payments. Such payments include $350,000 toward the purchase price of the license and $150,000 in delinquency payments subsequent to the quarter end.

On October 25, 2005, Blast Energy conveyed one of its two remaining Landers technology rigs to Edge Capital as part of the Settlement Agreement & Mutual Release entered into between the parties.

On October 21, 2005, Blast Energy settled an outstanding account payable for legal services with Clayton & McEvoy with 30,000 shares of Blast Energy and $22,000 in cash, payable in four installments of $5,500 per month from November 2005 through February 2006.

On October 4, 2005, under the agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, the final installment of the $1 million rig funding loan agreement was received.

Under the terms of the Agreed Judgment, Blast Energy was obligated to pay liquidated damages of $500,000 to Gryphon Master Fund on or before September 30, 2005 (note 10). The Company has failed to make this payment but did pay $250,000 in partial settlement of the agreed judgment in November 200 and Gryphon has postponed its next deposition until January 2006.

Ite m 3.	Controls and Procedures

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

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The full time Controller left the Company during the third quarter and his duties have been reassigned to a part time consulting CPA and two existing employees.

Part II. OTHER INFORMATION

Item 1.	L egal Proceedings

Full disclosure of prior or other legal activities may be found in the audited financial statements and notes thereto contained in our 2004 Annual Report filed with the SEC on Form 10-KSB, and in the Quarterly Reports on Form 10-QSB for the quarters ended March 31 and June 30, 2005, and in the notes to the financial statements in this report.

Ite m 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2005, Blast Energy issued 487,355 shares of common stock for the payment of accrued bonuses to employees totaling $192,974 and 58,124 shares of common stock for the payment of accrued interest totaling $25,922. In addition, 35,000 shares of common stock were issued for website designs fees and 60,000 shares for investor relations consulting fees totaling $37,400.

In September 2005, 3,000,000 shares of restricted common stock were issued to Alberta Energy Holdings pursuant to the Blast Energy agreement with Alberta dated August 25, 2005.

We believe the issuances of securities described above to be exempt from registration under Section 4(2) of the Securities Act. Furthermore, the securities are restricted pursuant to Rule 144 by operation of provisions made in the underlying agreements.

No funds were raised by the issuance of equity securities during the quarter ended September 30, 2005. All of the stock issuances resulted in the removal of recorded liabilities.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

Ite m 6.	Exhibits

4.1	$800,000 Secured Senior Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC.

Filed July 26, 2005 with the SEC, Report on Form 8-K

4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC.

Filed July 26, 2005 with the SEC, Report on Form 8-K

10.1	Settlement Agreement and Mutual Release dated January 19, 2005 by and among Verdisys, Inc., Eric McAfee, Edge Capital Group, Inc. and certain entities affiliated with Robert Frazier, Sr.;

Filed February 4, 2005 with the SEC, Report on Form 8-K

10.2	Assignment of License Agreement dated March 8, 2005 by and among Verdisys, Inc. and Maxim TEP, Inc.;

Filed March 14, 2005 with the SEC, Report on Form 8-K

10.3	License Agreement dated March 15, 2005, by and among Edge Capital Group, Inc. or its assignee and Verdisys, Inc.

Filed May 5, 2005 with the SEC, Report on Form 10-QSB.

10.4	Abrasive Fluid Jet Rig Construction Agreement dated March 17, 2005, by and among Verdisys, Inc. and Alberta Energy Holding, Inc.

Filed May 5, 2005 with the SEC, Report on Form 10-QSB.

10.5	Drilling Rig Development and Management Agreement dated April 12, 2005, by and between Verdisys, Inc. and Advanced Drilling Services, LLC

Filed May 5, 2005 with the SEC, Report on Form 10-QSB.

10.6	Service Proposal Apache Corporation and Verdisys, Inc. dated May 26, 2005. Filed August 11, 2005 with the SEC, Report on Form 10-QSB.

10.7	First Amendment to the Assignment of License Agreement dated July 18, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Report on Form 8-K

10.8	Second Amendment to the Assignment of License Agreement dated July 21, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Report on Form 8-K

10.9	Third Amendment to the Assignment of License Agreement dated July 25, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Report on Form 8-K

10.10	Fourth Amendment to the Assignment of License Agreement dated July 29, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed August 11, 2005 with the SEC, Report on Form 10-QSB

10.11	Fifth Amendment to the Assignment of License Agreement dated July 29, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed August 11, 2005 with the SEC, Report on Form 10-QSB

10.12	Letter of Intent dated August 5, 2005 by and between Blast Energy Services, Inc. and RadTech North America. Filed August 11, 2005 with the SEC, Report on Form 10-QSB

10.14	Settlement Agreement dated August 12, 2005 between Blast Energy Services and Charles Steinberger. Filed August 17, 2005 with the SEC, Report on Form 8-K.

10.15	Abrasive Fluid Jet Technology Purchase Agreement dated August 25, 2005 between Blast Energy Services, Inc. and Alberta Energy Holding, Inc. Filed August 31, 2005 with the SEC, Report on Form 8-K.

10.16	Amendment #1 dated August 25, 2005 to the Construction Agreement between Blast Energy Services, Inc. and Alberta Energy Holding, Inc. Filed August 31, 2005 with the SEC, Report on Form 8-K.

10.17	Amendments Six through Ten to the Assignment of License Agreement dated August and September 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed September 29, 2005 with the SEC, Registration Statement on Form SB-2.

*10.18	Amendment eleven to the Assignment of License Agreement dated September 28, 2005 and Demand letters dated October 13th and 18th by and among Blast Energy Services, Inc. and Maxim TEP, Inc.

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

By:	/s/ DAVID M. ADAMS, COO
David M. Adams Chief Operating Officer Principal Executive Officer

Date: November 14, 2005

By:	/s/ JOHN O’KEEFE, CFO
John O’Keefe Chief Financial Officer Principal Accounting Officer

Date: November 14, 2005