Form 10KSB/A
period 2004-12-31
BLAST ENERGY SERVICES, INC.
filed 2006-03-30
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB/A

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

Explanatory Note

Verdisys, Inc. (now known as Blast Energy Services, Inc.) is filing this amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004 (“Amended Annual Report”) to amend its Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Original Annual Report”), which was filed with the Securities and Exchange Commission on March 30, 2005.

The Amended Annual Report amends the disclosure under the Part I, Item 1 “Financial Statements,” Part I, Item 2 “Management's Discussion and Analysis and Plan of Operation - Forward Looking Statements,” and Part II, Item 8a “Controls and Procedures.” Except for these items, no other information in the original Report is amended hereby.

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

The U.S. Geological Survey estimates there are 1,400 trillion cubic feet (“Tcf”) of recoverable gas resources in the U.S.- enough to last decades - “But most of it is off-limits to recover because of restrictive environmental rules and lawsuits.” This is particularly the case with drilling moratoriums on the East and West Coasts of America, parts of the Rocky Mountain Area and Alaska. On its website, www.naturalgasfacts.org, the American Petroleum Institute advocates “A multi-pronged approach is essential for meeting future U.S. gas demand: (1) using energy wisely and conserving where possible; (2) developing more U.S. supplies; (3) diversifying supplies through pipelines to bring Arctic gas to consumers; (4) facilitating more liquefied gas (LNG) imports.” We believe a more immediate impact can be made by exploiting existing U.S. supplies. Developing such supplies is dependent on drilling new wells in existing fields, or new reserves in expensive less accessible fields. We believe our lateral drilling technology can access previously uneconomic reserves and bring them to market cost effectively thereby helping to resolve this supply/demand imbalance.

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

According to the Department of Energy Report - Natural Gas Fundamentals, June, 2003, there are “Over 7,000 small independent businesses (that) drill 85% of wells and produce 65% of gas in the U.S. from over 350,000 U.S. wells.” These independent producers are potential customers for our lateral drilling service. In the same report it estimates 10,000 to 15,000 new gas wells are drilled and completed each year costing anywhere from less than $100,000 to several million. These new wells are necessary just to replace depleted supplies from existing wells in an effort to maintain current U.S. production levels.

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

Competition

Source: Department of Energy - Natural Gas Fundamentals, June, 2003

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

On March 8, 2005, we entered into an Assignment of License Agreement with Maxim TEP, Inc. (“Maxim”). The President and Chief Executive Officer of Maxim is Dan Williams, our former President and CEO. Under the assignment, we assigned to Maxim our rights in the license of the Landers Horizontal Drilling Process; all current and future negotiations for assignments, sublicenses or territorial royalty pertaining to the license and two lateral drilling rigs. As consideration, Maxim agreed to pay us a total sum of $1.3 million payable in four installments (two of which were received by March 22, 2005) and release a $270,000 credit obligation we owe to Maxim. In connection with the sale, we fully impaired the asset while creating an account receivable for the sales value. We will retain a non-exclusive sublicense interest in the Landers license, as long as we pay all required royalties on which the Landers Horizontal Technology is utilized.

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

Common Stock Issued Upon Exercise of Options

Date	Shares Issued Upon Exercise	Value	Comment

Second Quarter of 2004	344,583	$34,458

First Quarter of 2004	25,000	$2,500

Fourth Quarter of 2003	100,000	$10,000

Second Quarter of 2003	2,409,291	$240,929	In lieu of cash, we agreed to expense the exercise price.

Common Stock Issued Upon Exercise of Warrants

Date	Shares Issued Upon Exercise	Value	Comment
Second Quarter of 2004	57,658	$5,766

First Quarter of 2004	779,597	$38,494	Includes cash less exercise of 400,000 warrants for 395,022 shares of common stock.

Fourth Quarter of 2003	245,631	$29,564

Third Quarter of 2003	269,547	$177,751

Second Quarter of 2003	430,000	$56,500

Second Quarter of 2003	950,000	$95,000	Accounts payable reduced in lieu of cash for exercise.

Second Quarter of 2003	200,000	$20,000	Note payable reduced in lieu of cash for exercise.

Options

The following table summarizes option grants for the last three years:

Date	Number of Shares	Exercise Price	Market Price	Vesting	Term (years)	Fair Value	To Whom Issued

July 2004	770,000	$0.90	$0.90	Quarterly over 3 years	10	$689,232	Officers

May 2004	72,000	$2.20	$2.20	Quarterly over 1 year	10	$156,913	Non-employee directors

Jan 2004	230,000	$4.28	$4.28	Quarterly over 1 year	10	$890,785	Officers

Jan 2004	80,000	$4.28	$4.28	Immediate	10	$309,840	Non-employee directors

Dec 2003	500,000	$9.55	$9.55	10% immediate, 80% over 12 months, 10% on performance	10	$4,061,703	Officer/director

Aug 2003	100,000	$4.10	$4.10	Quarterly over 1 year	5	$321,024	Employee

April 2003	750,000	$0.10	$0.50	Quarterly over 3 years	10	N/A	Officer

April 2003	250,000	$0.10	$0.50	Quarterly over 1 year	10	N/A	Non-employee directors

April 2003	250,000	$0.10	$0.50	Quarterly over 1 year	10	N/A	Officer/director

April 2003	30,000	$0.10	$0.50	Over 4 months	10	N/A	Officer

Dec 2002	3,450,000	$0.10	$0.50	Quarterly over 4 years	10	N/A	Officers and employees

June 2002	350,000	$0.10	$0.50	Quarterly over 1 year	10	N/A	Officers and directors

April 2002	105,000	$0.10	$0.50	Quarterly over 1 year	10	N/A	Employees

April 2002	2,000,000	$0.10	$0.50	Quarterly over 2 years	10	N/A	Officer

April 2002	200,000	$0.10	$0.50	Quarterly over 3 years	10	N/A	Employee

2002	1,050,000	$0.10	$0.50	Over 12 months	10	N/A	Officers

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

We suffered net losses of $3,128,782 for the year ended December 31, 2002, $7,356,045 for the year ended December 31, 2003, and $8,766,108 for the year ended December 31, 2004. The volatility underlying the early stage nature of our business and our industry prevents us from accurately predicting future operating conditions and results, and we could continue to have losses. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations. If cash needs exceed available resources, there can be no assurances that additional capital will be available through public or private equity or debt financings. Sustained losses will continue to have a material adverse effect on our business.

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

License

In March 2005, we entered into an agreement to sell our lateral drilling license for $1.3 million and have fully impaired the asset while creating an account receivable for the sales value. We provide for amortization of our license using the straight-line method over the estimated useful lives. We review our carrying value of the license for impairment on an annual basis or when events or changes in circumstances indicate that the carrying values may no longer be appropriate. We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. There were no impairment charges to the lateral drilling license during the years ended December 31, 2003 but we charged $3.2 million to impairment expense at December 31, 2004.

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

Asset Impairment Expense
We charged $3,175,000 to impairment expense at December 31, 2004 to recognize the difference in the carrying value and the market price when we entered into the sale of the Landers license to Maxim for $1.3 million.

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

Net Loss

The net loss for the year ended December 31, 2004 increased to $8.8 million from $7.4 million for the year ended December 31, 2003. The increase is attributable to the major items explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that tax benefits will not be realized.

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

Item 7. Financial Statements

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

As described in Note 23 to the financial statements, the accompanying consolidated balance sheet as of December 31, 2004 and consolidated statement of operations and cash flows for the year ended have been restated to reflect the impairment of the carrying value of the Company's intellectual property as of December 31, 2004.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

March 21, 2005 (March 29, 2006 as to the effects of the restatement as described in Note 23)

VERDISYS, INC.
BALANCE SHEET
December 31, 2004

ASSETS	(Restated)

Current Assets
Cash	$266,917
Accounts receivable, net of allowance for doubtful accounts of $30,000	58,726
Lease receivable	125,000
License receivable	1,300,000
Other current assets	44,076
Total Current Assets	1,794,719

Equipment, net of accumulated depreciation of $130,467	447,401
License, net of accumulated amortization of $549,167	-
Total Assets	$2,242,120
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$738,442
Accrued expenses	1,270,732
Deferred revenue	254,726
Customer deposit	276,850
Notes payable - related parties, net of unamortized discount of $7,674	102,326
Notes payable, net of unamortized discount of $74,148	400,852
Total Current Liabilities	3,043,928

Long Term Liabilities
Notes payable - related parties, net of unamortized discount of $50,622	149,378
Deferred revenue, less current portion	81,878
Total Liabilities	3,275,184

Commitments & Contingencies

Stockholders’ Equity
Common Stock, $.001 par value, 50,000,000 shares authorized, 33,443,691 shares issued and outstanding	33,444
Additional paid-in capital	26,000,119
Accumulated deficit	(27,066,627)
Total Stockholders’ Equity	(1,033,064)
Total Liabilities and Stockholders’ Equity	$2,242,120

See accompanying summary of accounting policies and notes to financial statements.

VERDISYS, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and 2003

	2004	2003
Revenue	(Restated)
Satellite Service - third parties	$714,634	$419,247

Drilling Services
Third parties	716,163	7,444
Related parties	22,547	458,750
Total Revenue	1,453,344	885,441

Cost of Services Provided
Satellite Services
Third parties	720,912	588,498
Drilling Services
Third parties	868,160	787,560
Related parties	—	226,611
Total Cost of Services Provided	1,589,072	1,602,669
Gross Loss	(135,728)	(717,228)

Operating Expenses
Selling, general & administrative	4,752,391	6,614,539
Depreciation and amortization	512,706	219,692
Bad debts	73,249	172,003
Asset Impairment	3,175,833
Operating Loss	(8,649,907)	(7,723,462)

Other (Income) Expense
Debt forgiveness income	—	(460,235)
Loss (gain) on sale of property	11,237	(120,000)
Interest income	(89)	(417)
Interest expense	105,053	213,235
Total other (income) expense	116,201	(367,417)
Net Loss	$(8,766,108)	$(7,356,045)
Basic and diluted net loss per share	$(.28)	$(.33)
Weighted average shares outstanding	31,415,041	22,180,185

See accompanying summary of accounting policies and notes to financial statements.

VERDISYS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003 and 2004 (Restated)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balances, December 31, 2002	1,410,000	$705,000	13,553,139	$13,553

Series B preferred stock exchanged for common stock	(1,410,000)	(705,000)	1,410,000	1,410

Stock issued for:
Cash, net of fundraising costs			2,740,733	2,741
Services			4,679,194	4,679
Accounts payable			33,333	33
Notes payable and accrued interest			2,890,688	2,891
Cash exercise of warrants and options			1,995,178	1,995
Cashless exercise of warrants for note payment			200,000	200
Note payment on lease			125,000	125
Reduction of royalty			500,000	500
RDGI merger			1,500,000	1,500

Fair value of options and warrants issued for services

Contribution to capital

Net loss
Balances, December 31, 2003	—	—	29,627,265	29,627

Stock issued for:
Cash, net of fundraising costs			829,500	830
Services			47,950	48
Accounts payable			104,000	104
Notes payable, accrued interest and licensing fees			300,000	300
Cash exercise of warrants and options			1,207,198	1,207
Prior fundraising agreement			277,778	278
Lawsuit settlements			1,050,000	1,050

Fair value of options and warrants issued for services

Net Loss
Balances, December 31, 2004	—	$—	33,443,691	$33,444

VERDISYS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003 and 2004 (Restated)

	Paid-In Capital	Retained Deficit	Totals
Balances, December 31, 2002	$6,098,924	$(10,944,474)	$(4,126,997)

Series B preferred stock exchanged for common stock	703,590

Stock issued for:
Cash, net of fundraising costs	6,559,409		6,562,150
Services	1,619,660		1,624,339
Accounts payable	16,633		16,666
Notes payable and accrued interest	1,503,299		1,506,190
Cash exercise of warrants and options	366,820		368,815
Cashless exercise of warrants for note payment	19,800		20,000
Note payment on lease	249,875		250,000
Reduction of royalty	2,274,500		2,275,000
RDGI merger	(1,500)		—

Fair value of options and warrants issued for services	1,844,311		1,844,311

Contribution to capital	488,000		488,000

Net loss		(7,356,045)	(7,356,045)
Balances, December 31, 2003	21,743,321	(18,300,519)	3,472,429

Stock issued for:
Cash, net of fundraising costs	633,170		634,000
Services	(48)		—
Accounts payable	51,873		51,977
Notes payable, accrued interest and licensing fees	1,919,700		1,920,000
Cash exercise of warrants and options	80,010		81,217
Prior fundraising agreement	(278)		—
Lawsuit settlements	836,950		838,000

Fair value of options and warrants issued for services	735,421		735,421

Net Loss		(8,766,108)	(8,766,108)
Balances, December 31, 2004	$26,000,119	$(27,066,627)	$(1,033,064)

VERDISYS, INC.
STATEMENT OF CASH FLOWS
Years Ended December 31, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities	(Restated)
Net loss	$(8,766,108)	$(7,356,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	1,573,192	1,624,339
Release of deferred revenue from litigation settlement	(565,750)	—
Option and warrant expense	544,579	1,844,311
Amortization of note discount	58,398	—
Depreciation and amortization	512,706	219,692
Debt forgiveness income	—	(460,235)
Guarantee of third party debt	(300,000)	300,000
Loss (gain) on sale of property	11,237	(120,000)
Asset impairment	3,175,833
Bad debts	73,249	172,003
Changes in:
Accounts receivable	32,131	(201,747)
Accounts receivable - related party	—	(23,960)
Lease receivable	50,000	—
Employee advances	—	42,620
Accounts payable	473,437	(277,755)
Accrued expenses	787,767	(171,815)
Deferred revenue	15,039	724,648
Customer deposit	208,568	68,282
Net Cash Used In Operating Activities	(2,115,722)	(3,615,662)
Cash Flows From Investing Activities
Purchase of equipment	(3,705)	(459,493)
Cash payments for license	—	(100,000)
Proceeds from sale of property	12,500	120,000
Deposit on equipment purchase	—	(340,000)
Loan to third party	—	(100,000)
Net Cash Provided By (Used In) Investing Activities	8,795	(879,493)
Cash Flows From Financing Activities
Proceeds from sales of common stock	634,000	6,562,150
Proceeds from exercise of options and warrants	81,217	368,815
Proceeds from notes payable, related parties	345,000	50,000
Proceeds from notes payable	475,000	—
Payments on notes payable, related parties	(35,000)	(363,558)
Payments on note payable related to license	(500,000)	(748,760)
Net Cash Provided By Financing Activities	1,000,217	5,868,647
Net change in cash	(1,106,710)	1,373,492
Cash at beginning of year	1,373,627	135
Cash at end of year	$266,917	$1,373,627
Cash paid during the year for:
Interest	$—	$176,240
Income taxes	$—	$—

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

	2004	2003
Net loss as reported	$(8,766,108)	$(7,356,045)
Less: stock based compensation determined under fair value- based method	(2,337,230)	(828,737)
Pro forma net loss	$(11,103,338)	$(8,184,782)
Basic and diluted net loss per common share: As reported	$(.28)	$(.33)
Pro forma	(.35)	(.37)

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

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Verdisys incurred recurring net losses of $8,766,108 and $7,356,045 in 2004 and 2003, respectively, has an accumulated deficit of $27,066,627 and a working capital deficit of $1,249,209 as of December 31, 2004. These conditions create an uncertainty as to Verdisys’ ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock or convertible instruments as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Verdisys is unable to continue as a going concern.

NOTE 3 - LEASE RECEIVABLE

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

NOTE 4 - EQUIPMENT

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

NOTE 5 - LATERAL DRILLING LICENSE & NOTE PAYABLE ON LICENSE TO RELATED PARTY

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

NOTE 6 - ACCRUED EXPENSES

Accrued expenses at December 31, 2004 consisted of the following:

Description	Amount
Liquidated damages (see Note 17)	$500,000
Accrued payroll	328,034
Litigation settlement (see Note 22)	240,000
Director fees	78,250
Interest	49,934
Other	74,514
$1,270,732

NOTE 7 - DEFERRED REVENUE

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

NOTE 8 - NOTES PAYABLE, RELATED PARTIES

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

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE

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

NOTE 10 - RELATED PARTY REVENUES

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

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

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

NOTE 12 - PREFERRED STOCK

650,000 and 760,000 shares of Series B preferred stock were issued in 2001 and 2002, respectively, for $.50 per share. In early 2003, Verdisys converted all 1,410,000 shares of Series B convertible preferred stock into 1,410,000 shares of common stock.

There are currently no preferred shares issued or outstanding. Verdisys currently has no authorized preferred stock.

NOTE 13 - COMMON STOCK

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

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTIONS AND WARRANTS

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

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at December 31, 2002	9,502,189	$0.10	3,550,909	$0.33

Year ended December 31, 2003:
Granted	1,880,000	2.83	3,319,607	0.26
Exercised	(2,509,291)	0.10	(2,092,961)	0.10
Forfeited	(4,760,522)	0.23	(352,840)	0.31
Outstanding at December 31, 2003	4,112,376	1.35	4,424,715	0.38

Year ended December 31, 2004:
Granted	1,152,000	1.89	780,980	0.48
Exercised	(369,583)	0.10	(837,605)	0.10
Forfeited	(2,481,113)	1.47	(573,871)	0.18
Outstanding at December 31, 2004	2,413,680	$1.67	3,794,219	$0.49

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

Options outstanding and exercisable as of December 31, 2004:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Remaining life	Number of Shares
$ 0.10	5,000	6 years	5,000
0.10	118,556	7 years	118,556
0.10	954,792	8 years	685,790
9.55	183,332	9 years	183,332
4.28	310,000	9 years	252,500
2.20	72,000	9 years	36,000
0.90	770,000	10 years	128,333
	2,413,680		1,409,511

Warrants outstanding and exercisable as of December 31, 2004:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Remaining life	Number of Shares
$ 0.00 - 0.15	1,150,000	1 years	1,150,000
2.00	378,482	1 years	378,482
0.01 - 0.50	260,889	2 years	218,889
1.00	85,000	2 years	85,000
2.00	16,180	2 years	16,180
0.10 - 0.50	1,810,833	3 years	1,810,833
2.00	9,501	4 years	9,501
6.00	83,334	4 years	83,334
	3,794,219		3,752,219

NOTE 15 - CONCENTRATIONS

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

NOTES TO FINANCIAL STATEMENTS

NOTE 16 - COMMITMENTS & CONTINGENCIES

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

NOTE 17 - LITIGATION

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

NOTE 18 - NON-CASH TRANSACTIONS ON CASH FLOW STATEMENT

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

NOTE 19 - DEBT FORGIVENESS INCOME & CONTRIBUTION TO CAPITAL

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

NOTES TO FINANCIAL STATEMENTS

NOTE 20 - GAIN ON SALE OF PROPERTY

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

NOTE 21 - BUSINESS SEGMENTS

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

Verdisys evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The table below reports certain financial information by reportable segment:

	For the Years Ended December 31,
	2004	2003
Revenues from external customers	(Restated)
Lateral drilling	$738,710	$466,194
Satellite service	714,634	419,247
	$1,453,344	$885,441
Depreciation and amortization
Lateral drilling	$499,631	$215,258
Corporate	13,075	4,434
	$512,706	$219,692
Operating loss [1]
Lateral drilling	$(1,521,185)	$(935,238)
Satellite service	(195,521)	(169,251)
Corporate	(6,933,201)	(6,618,973)
	$(8,649,907)	$(7,723,462)
Acquisition of equipment
Lateral drilling	$—	$767,420
Corporate	3,705	32,073
	$3,705	$799,493
_____________________________
1
- Operating loss is total operating revenue less operating expenses, selling general & administrative expenses, depreciation and amortization, bad debts and does not include other income and expense or income taxes.

VERDISYS, INC.

NOTES TO FINANCIAL STATEMENTS

One customer of Verdisys lateral drilling, Maxim Energy, represented approximately 14% of total revenue in 2004. Energy 2000, a customer of Verdisys lateral drilling and a related party, represented approximately 38% of total revenue in 2003.

Verdisys assets at December 31, 2004 were as follows:

(Restated)
Lateral drilling	$1,854,643
Satellite service	73,936
Corporate	313,541
$2,242,120

All of Verdisys’ long-term assets are attributable to North America. The following table sets forth financial information with respect to Verdisys’ revenues by geographic area:

	2004	2003
United States	$1,279,053	$885,441
Africa	174,291	—
	$1,453,344	$885,441

NOTE 22 - SUBSEQUENT EVENTS

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

NOTE 23 - RESTATEMENT
The 2004 financial statements have been restated to reflect an agreement to sell our lateral drilling license for $1.3 million and the non-cash impairment of our License asset.

The accounts affected by the restatement are:

	As reported	Adjustments	As restated

License	$5,025,000	$(5,025,000)	-

Accumulated amortization	(549,167)	549,167	-

Net Book Value	4,475,833	(4,475,833)	-

Asset impairment expense	-	3,175,833	3,175,833

License receivable	-	1,300,000	1,300,000

Item 8. Changes In / Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a. Controls and Procedures

Our management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was conducted as of December 31, 2004. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, relative to the valuation of the Company's intellectual property, the disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by Verdisys in the reports that it files or submits under the Exchange Act is accumulated and communicated to Verdisys management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) information required to be filed in the reports it files or submits is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no changes in internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting. In the future, the Company and its independent accountants will institute a procedure to thoroughly review the carrying value of its intangible assets relative to indicated market value, including without limitation the net present value of future cash flows from the intellectual property to indicate whether the asset should be impaired.

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

Joseph J. Penbera, PhD - Chairman
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
_________________________
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
_________________________
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
_________________________
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

Item 13. Exhibits and Reports on Form 10-KSB

(a) Exhibits

Index of Exhibits

Verdisys, Inc. includes by reference, unless otherwise indicated, the following exhibits:

Number	Description
2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K

3.1	Restated Articles of Incorporation dated July 15, 2003 Filed June 29, 2004 with the SEC, Form SB-2

3.2	Bylaws, as amended September 25, 2003 Filed June 29, 2004 with the SEC, Form SB-2

4.1	Form of Subscription Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.2	Form of Warrant Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.3	Form of Promissory Note Filed August 11, 2004 with the SEC, Form 10-QSB

4.4	Form of Convertible Promissory Note Filed August 11, 2004 with the SEC, Form 10-QSB

4.5	Form of Registration Rights Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

10.1	Employment Agreement - John O’Keefe, dated January 6, 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.2	Employment Agreement - David Adams, dated December 31, 2003 Filed April 15, 2004 with the SEC, Form 10-KSB

10.3	Advisor Agreement - Dr. Ron Robinson, amended December 11, 2003 Filed April 15, 2004 with the SEC, Form 10-KSB

10.4	Employment Agreement - Andrew Wilson, dated June 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.5	License Agreement - Carl W. Landers, dated April 24, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K

10.6	Amendment to License Agreement - Carl W. Landers, dated September 4, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K

10.7	Second Amendment to License Agreement - Carl W. Landers, dated February 28, 2004; Filed February 28, 2004 with the SEC, Report on Form 8-K

10.8	Technology Report, “Landers Technology”, dated October 13, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.9	Subscription Agreement, Gryphon Master Fund, L.P., dated October 23, 2003 and Registration Rights Agreement dated October 24, 2003 Filed October 27, 2003 with the SEC, Report on Form 8-K

Number	Description
10.10	Form of Registration Rights Agreement, re: Private Placement Offering July/August 2003 Filed December 3, 2003 with the SEC, Form 10-QSB, as amended

10.11	Alternative Form of Registration Rights Agreement, re: Offering July/August 2003 Filed December 3, 2003 with the SEC, Form 10-QSB, as amended

10.12	Placement Agency Agreement, Stonegate Securities, Inc., dated August 26, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.13	Independent Contractor Agreement, Terronne Petroleum Corporation, dated August 1, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.14	Master Services Contract, Esperada Energy Partners, L.L.C., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.15	Services Contract, Maxim Energy, Inc., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.16	Services Contract, Natural Gas Systems, dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.17	Contract - Natural Gas Systems, “Delhi Field”, dated September 22, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.18	Services Contract, Amvest Osage, Inc.; dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.19	Acknowledge of amounts owed at September 30, 2003 re. Edge Capital Group contract dated June 16, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.20	Contract - Edge Capital Group, “Franklin Field”, dated September 27, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.21	Contract - Edge Capital Group, “Monroe Field”, dated June 16, 2003 Filed August 20, 2003 with the SEC, Form 10-QSB, as amended

10.22	Addendum to Contract, Edge Capital Group, “Monroe Field”, dated November 19, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.23	Contract - Noble Energy, re: Satellite Services, dated September 17, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.24	Contract - Apache Corp., re: Satellite Services, dated September 11, 2002 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.25	Contract - Energy 2000 NGC, “Monroe Field”, dated April 30, 2000 Filed August 20, 2003 with the SEC, Form 10-QSB, as amended

10.26	Verdisys, Inc. 2003 Stock Option Plan; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.27	Master Service Contract - BlueRidge Gas Partners, LLC - June 23, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.28	Master Service Contract - VJI Natural Resources, LLC - July 20, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

Number	Description
10.29	Contract/Order - U. S. Department of Energy - June 4, 2004 and Letter of Intent, Radial Drilling Optimization Services - April 14, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.30	Contract - License Agreement between Alberta Energy Holdings, Inc. and Verdisys, Inc. for Abrasive Fluid Jet Technology, dated October 27, 2004 Filed November 15, 2004 with the SEC, Form 10-QSB

10.31	Contract - Agreement among Verdisys, Berg McAfee Companies, Energy 2000 NGC, and Eric McAfee Filed November 15, 2004 with the SEC, Form 10-QSB

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
_________________________
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

By:	/s/ David M. Adams	By:	/s/ John O’Keefe
	David M. Adams		John O’Keefe
	President		Co-Chief Executive Officer
	Co-Chief Executive Officer		Chief Financial Officer
	Principal Executive Officer		Principal Accounting Officer

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ John R. Block	By:	/s/ Joseph J. Penbera, Ph.D.
	John R. Block		Joseph J. Penbera, Ph.D.
	Director		Director

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ Ronald J. Robinson, Ph.D.	By:	/s/ Frederick R. Ruiz
	Ronald J. Robinson, Ph.D.		Frederick R. Ruiz
	Director		Director

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ O. James Woodward III
O. James Woodward III
Director

Date: March 29, 2005