Form 10QSB/A
period 2005-03-31
BLAST ENERGY SERVICES, INC.
filed 2006-03-30
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

Verdisys, Inc. (now known as Blast Energy Services, Inc) is filing this amended Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2005 (the “Amended Quarterly Report”), to amend its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 (the “Original Quarterly Report”), which was filed with the Securities and Exchange Commission on May 5, 2005.

The Amended Quarterly Report amends the disclosure under the Part I, Item 1 “Financial Statements,” Part I, Item 2 “Management’s Discussion and Analysis and Plan of Operation” and Part I, Item 3 “Controls and Procedures.” Except for these items, no other information in the Original Quarterly Report is amended hereby.

Verdisys, Inc.

VERDISYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VERDISYS, INC.
BALANCE SHEET
(Unaudited)
March 31, 2005

Assets
(Restated)
Current Assets:
Cash	$169,856
Accounts receivable, net of allowance for doubtful accounts of $17,001	136,102
Lease receivable	50,000
Receivable from related party	375,000
License receivable	900,000
Other current assets	75,381

Total Current Assets	1,706,339

Equipment, net of accumulated depreciation of $103,174	531,570

Total Assets	$2,237,909

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$661,096
Accrued expenses	1,210,075
Deferred revenue	270,710
Customer deposits	101,850
Notes payable - related parties, net of unamortized discount of $2,521	107,479
Notes payable - other, net of unamortized discount of $53,643	421,357

Total Current Liabilities	2,772,567

Long Term Liabilities:
Notes payable - related parties, net of unamortized discount of $41,792	158,208
Deferred revenue, less current portion	48,543

Total Liabilities	2,979,318

Commitments & Contingencies

Stockholders’ Equity:
Common Stock, $.001 par value, 50,000,000 shares authorized; 36,051,830 shares issued and outstanding	36,052
Additional paid-in capital	27,419,393
Accumulated deficit	(28,196,854)

Total Stockholders’ Equity	(741,409)

Total Liabilities and Stockholders’ Equity	$2,237,909

See accompanying notes to condensed financial statements.

VERDISYS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31,
	2005	2004
Revenue:	(Restated)
Satellite Services	$272,802	$91,750
Drilling Services	14,981	114,158

Total Revenue	287,783	205,908
Cost of Services Provided:
Satellite Services	173,803	164,078
Drilling Services	119,484	255,262

Total Cost of Services Provided	293,287	419,340

Gross Deficit	(5,504)	(213,432)

Operating Expenses:
Selling, general and administrative	1,034,627	2,031,079
Depreciation and amortization	29,810	129,823
Bad debts	10,000	—

Operating Loss	(1,079,941)	(2,374,334)

Other (Income) Expense:
Interest expense	51,261	33,569
Other income	(971)	(88,631)
Interest income	(4)	(9)

Total other (income) expense	50,286	(55,071)

Net Loss	$(1,130,227)	$(2,319,263)

Basic and diluted net loss per share	$(0.03)	$(0.08)
Weighted average shares outstanding	34,404,860	30,259,880

See accompanying notes to condensed financial statements.

VERDISYS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:	(Restated)
Net loss	$(1,130,227)	$(2,319,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	962,395	735,192
Option and warrant expense	25,000	80,099
Amortization of note discount	34,488	—
Depreciation and amortization	29,810	129,823
Loss on sale of property	(971)	—
Bad debts	10,000	—
Change in working capital items	(19,306)	342,690

Net Cash Used In Operating Activities	(88,811)	(1,031,459)

Cash Flows From Investing Activities:
Construction of equipment	(250,000)	—

Net Cash Provided By Investing Activities	(250,000)	—

Cash Flows From Financing Activities:
Proceeds from sale of stock	241,500	—
Proceeds from exercise of options and warrants	250	40,993
Proceeds from notes payable to stockholders	—	50,000
Payments on note payable related to license	—	(100,000)

Net Cash Provided By (Used In) Financing Activities	241,750	(9,007)

Net change in cash	(97,061)	(1,040,466)
Cash at beginning of period	266,917	1,373,627

Cash at end of period	$169,856	$333,161

Non-Cash Transactions:
Conversion of liabilities to common stock	$192,737	$—
Exchange of equipment for customer deposit	$175,000	$—
Exchange of equipment for accounts payable	$3,883	$—
Conversion of notes payable and accrued interest to common stock	$—	$1,920,000

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Verdisys incurred a net loss of $1.1 million for the three months ended March 31, 2005, has an accumulated deficit of $28.2 million and a working capital deficit of $1.1 million as of March 31, 2005. These conditions create an uncertainty as to Verdisys’ ability to continue as a going concern. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Verdisys is unable to continue as a going concern.

NOTE 3 - STOCK OPTIONS AND WARRANTS

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

	2005	2004
Net loss as reported	$(1,130,227)	$(2,319,263)
Less: stock based compensation determined under fair value based method	(81,569)	(532,535)

Pro forma net loss	$(1,211,796)	$(2,851,798)

Basic and diluted net loss per common share:

As reported	$(.03)	$(.08)
Pro forma	$(.04)	$(.09)

The weighted average fair value of the stock options granted during 2005 and 2004 was $.42 and $4.28, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 153% and 102%, respectively, and (4) zero expected dividends.

NOTE 4 - RECEIVABLE FROM RELATED PARTY

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

NOTE 5 - EQUIPMENT & LATERAL DRILLING LICENSE

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

NOTE 6 - ACCRUED EXPENSES

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

NOTE 8 - COMMITMENT

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

NOTE 9 - STOCKHOLDERS EQUITY

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

NOTE 10 - LITIGATION

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

NOTE 11 - BUSINESS SEGMENTS

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

	For the Three Months Ended March 31,
	2005	2004
Revenues from external customers
Lateral drilling	$14,981	$114,158
Satellite communication	272,802	91,750

	$287,783	$205,908

Operating profit (loss) [1]
Lateral drilling	$(233,512)	$(1,006,119)
Satellite communication	48,217	(73,328)
Corporate	(894,646)	(1,294,887)

	$(1,079,941)	$(2,374,334)

1  - Operating loss is total operating revenue less operating expenses, selling general & administrative expenses, depreciation and amortization, bad debts and does not include other income and expense or income taxes.

VERDISYS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - SUBSEQUENT EVENT

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

NOTE 13 - RESTATEMENT

On March 22, 2006, the Company determined that it needed to amend and restate certain of its previously issued financial statements. The 2005 financial statements have been restated to reflect an agreement to sell our lateral drilling license for $1.3 million and the non-cash impairment of our License asset as of December 31, 2004.

The accounts affected by the restatement are:

	As reported	Adjustments	As restated

License asset	$4,625,000	$(4,625,000)	$-
Accumulated amortization	(637,505)	637,505	-
Net Book Value	3,987,465	(3,987,465)	-

License receivable	-	900,000	900,000
Depreciation & amortization	118,148	(88,339)	28,909

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

Net Loss

The net loss for the first quarter of 2005 decreased to $1.1 million from $2.3 million for the corresponding period in 2004. The decrease is attributable to the major items explained in the foregoing paragraphs. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

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

Item 3. Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer have concluded that, relative to the valuation of the Company’s intellectual property, our disclosure controls and procedures were not effective. The Company’s management and audit committee have discussed the restatement issues with Malone & Bailey, its independent registered accounting firm. The Company believes it has addressed the deficiencies by fully impairing the carrying value of the intellectual property. In the future, the Company and its independent accountants will institute a procedure to thoroughly review the carrying value of its intangible assets relative to indicated market value, including without limitation the net present value of future cash flows from the IP, to indicate whether the asset should be impaired.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the period ending March 31, 2005 and through the date of the filing of this Quarterly Report on Form 10-QSB; Verdisys, Inc. had filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

April 7, 2005	Press Release - Closing of Edge Capital Group, Inc. lawsuit settlement and receipt of $375,000 in cash.

March 22, 2005	Press Release - Settlement of class action lawsuit.

March 14, 2005	Material Agreement - Assignment of License Agreement dated March 8, 2005 by and among Verdisys, Inc. and Maxim TEP, Inc.

February 22, 2005	Press Release - Settlement of contract claims by Gryphon Master Fund, L.P.

February 4, 2005
Material Agreement - Settlement Agreement and Mutual Release dated January 19, 2005 by and among Verdisys, Inc., Eric McAfee, Edge Capital Group, Inc. and certain entities affiliated with Robert Frazier, Sr.

January 20, 2005	Press Release - Abrasive jetting drilling process.

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

Date: March 29, 2006

	By:	/s/ John O’Keefe, CFO
John O’Keefe
Chief Financial Officer
Principal Accounting Officer

Date: March 29, 2006