Form 10QSB/A
period 2005-06-30
BLAST ENERGY SERVICES, INC.
filed 2006-03-30
CIK 1141197

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

Explanatory Note

Blast Energy Services, Inc (fka Verdisys, Inc.) is filing this amended Quarterly Report on Form 10-QSB/A for the quarterly period ended June 30, 2005 (the “Amended Quarterly Report”), to amend its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 (the “Original Quarterly Report”), which was filed with the Securities and Exchange Commission on August 11, 2005.

The Amended Quarterly Report amends the disclosure under the Part I, Item 1 “Financial Statements,” Part I, Item 2 “Management’s Discussion and Analysis and Plan of Operation” and Part I, Item 3 “Controls and Procedures.” Except for these items, no other information in the Original Quarterly Report is amended hereby.

Blast Energy Services, Inc.

BLAST ENERGY SERVICES, INC.
(FORMERLY VERDISYS, INC.)

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLAST ENERGY SERVICES, INC.
(FORMERLY VERDISYS, INC.)
BALANCE SHEET
(Unaudited)
June 30, 2005

Assets	(Restated)

Current Assets:
Cash	$78,604
Accounts receivable, net of allowance for doubtful accounts of $10,736	123,512
License Receivable	800,000
Other current assets	76,573

Total Current Assets	1,078,689

Equipment, net of accumulated depreciation of $72,393	132,351
Construction in progress	590,335
Drilling equipment held for sale	129,000

Total Assets	$1,930,375

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$706,055
Accrued expenses	1,165,861
Advances - related parties	249,500
Deferred revenue	246,052
Customer deposits	76,850
Notes payable - related parties, net of unamortized discount of $32,864	167,136
Notes payable - other, net of unamortized discount of $34,743	365,257

Total Current Liabilities	2,976,711

Long Term Liabilities:
Deferred revenue, less current portion	27,120

Total Liabilities	3,003,831

Commitments & Contingencies

Stockholders’ Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized; 36,791,727 shares issued and outstanding	36,792
Additional paid-in capital	27,729,163
Accumulated deficit	(28,839,411)

Total Stockholders’ Equity	(1,073,456)

Total Liabilities and Stockholders’ Equity	$1,930,375

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
(FORMERLY VERDISYS, INC.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:	(Restated)		(Restated)
Satellite Communications	$235,973	$162,519	$508,775	$254,269
Downhole Services	4,010	158,756	18,991	272,914

Total Revenue	239,983	321,275	527,766	527,183

Cost of Services Provided:
Satellite Communications	211,315	154,598	385,118	318,676
Downhole Services	118,068	167,816	237,552	423,078

Total Cost of Services Provided	329,383	322,414	622,670	741,754

Gross Deficit	(89,400)	(1,139)	(94,904)	(214,571)

Operating Expenses:
Selling, general and administrative	487,337	903,014	1,521,964	2,845,463
Depreciation and amortization	20,219	136,108	49,488	265,931
Bad debts	—	—	10,000	—

Operating Loss	(596,956)	(1,040,261)	(1,676,356)	(3,325,965)

Other (Income) Expense:
Interest expense	45,601	6,309	96,862	39,879
Gain on sale	—	—	(971)	—
Interest income	—	(8)	(4)	(18)

Total other (income) expense	45,601	6,301	95,887	39,861

Net Loss	$(642,557)	$(1,046,562)	$(1,772,243)	$(3,365,826)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.05)	$(0.11)
Weighted average shares outstanding	36,067,903	31,313,963	35,440,245	30,716,019

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
(FORMERLY VERDISYS, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:	(Restated)
Net loss	$(1,772,243)	$(3,365,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	1,029,361	735,192
Option and warrant expense	50,000	160,198
Amortization of note discount	64,837	4,397
Depreciation and amortization	49,488	265,931
Gain on sale of property	(971)	—
Bad debts	10,000	—
Change in working capital items	480,300	818,212

Net Cash Used In Operating Activities	(89,228)	(1,381,896)

Cash Flows From Investing Activities:
Construction of equipment	(590,335)	—

Net Cash Used In Investing Activities	(590,335)	—

Cash Flows From Financing Activities:
Proceeds from sale of stock	241,500	359,000
Proceeds from exercise of options and warrants	250	81,217
Advance on future financing	249,500	—
Proceeds from notes payable to stockholders	—	235,000
Payments on note payable related to license	—	(500,000)

Net Cash Provided By Financing Activities	491,250	175,217

Net change in cash	(188,313)	(1,206,679)
Cash at beginning of period	266,917	1,373,627

Cash at end of period	$78,604	$166,948

Non-Cash Transactions:
Conversion of liabilities to common stock	$253,287	$—
Exchange of equipment for customer deposit	$175,000	$—
Exchange of equipment for accounts payable	$3,883	$—
Conversion of notes payable and accrued interest to common stock	$200,044	$1,184,808
Discount on notes payable	$—	$35,157

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Blast Energy incurred a net loss of $1.8 million for the six months ended June 30, 2005, has an accumulated deficit of $28.8 million and a working capital deficit of $1.9 million as of June 30, 2005 and has several significant future financial obligations. These conditions create an uncertainty as to Blast Energy’s ability to continue as a going concern. Blast Energy’s drilling operations have ceased until such time as the new generation abrasive jetting rig is deployed. As of June 30, 2005, Blast Energy has expended $590,000 towards the rig construction project with a formal loan commitment of another $285,000. In addition, management expects to spend an additional $350,000 towards the rig construction, bringing the total cost of the rig to approximately $1.2 million. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Blast Energy is unable to continue as a going concern.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(642,557)	$(1,046,562)	$(1,772,243)	$(3,365,826)
Less: stock based compensation determined under fair value based method	(84,171)	(379,610)	(165,804)	(912,145)

Pro forma net loss	$(726,728)	$(1,426,172)	$(1,938,047)	$(4,277,971)

Basic and diluted net loss per common share:
As reported	$(.02)	$(.04)	$(0.05)	$(.11)
Pro forma	$(.02)	$(.05)	$(0.05)	$(.13)

The weighted average fair value of the stock options granted during 2005 and 2004 was $.37 and $3.09, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 133% and 124%, respectively, and (4) zero expected dividends.

NOTE 4 - EQUIPMENT & LATERAL DRILLING LICENSE

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

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at June 30, 2005 consisted of the following:

Description	Amount
Gryphon stock registration delay penalty	$500,000
Accrued payroll	416,027
Litigation settlement	55,000
Director fees	76,500
Interest	58,824
Other	59,510

$1,165,861

NOTE 6 - ADVANCES - RELATED PARTIES

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

NOTE 7 - DEFERRED REVENUE

Blast Energy bills some of its satellite bandwidth contracts in advance over periods ranging from 3 to 36 months. Blast Energy recognizes revenue evenly over the contract. Deferred revenue related to satellite services totaled $231,282, of which $204,162 will be recognized in the next twelve months. Deferred revenue also includes $41,890 from the sale of a rig (See Note 4).

NOTE 8 - COMMITMENT

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

NOTE 9 - STOCKHOLDERS EQUITY

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

NOTE 11 - BUSINESS SEGMENTS

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

NOTE 12 - SUBSEQUENT EVENTS

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

The accounts affected by the restatement are:

	As reported	Adjustments	As restated

License asset	$4,525,000	$(4,525,000)	$-
Accumulated amortization	(717,790)	717,790	-
Net Book Value	3,807,210	(3,807,210)	-

License receivable	-	800,000	800,000
Depreciation & amortization	102,410	(75,228)	27,183

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

Net Loss

The net loss for the second quarter of 2005 decreased to $643,000 from $1.0 million for the corresponding period in 2004. The decrease is attributable to the major revenue and expense items explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

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

Net Loss

The net loss for the first six months of 2005 decreased to $1.8 million from $3.4 million for the corresponding period in 2004. The decrease is attributable to the major revenue and expense items explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

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

Item 3. Controls and Procedures

Based on management’s evaluation as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer have participated in the evaluation and concluded that, relative to the valuation of the Company’s intellectual property, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the periods specified and in accordance with the SEC’s rules and forms. The Company’s management and audit committee have discussed the restatement issues with Malone & Bailey, its independent registered accounting firm. The Company believes it has addressed the deficiencies by fully impairing the carrying value of the intellectual property. In the future, the Company and its independent accountants will institute a procedure to thoroughly review the carrying value of its intangible assets relative to indicated market value, including without limitation the net present value of future cash flows from the IP, to indicate whether the asset should be impaired.

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

Item 4. Submission of Matters to a Vote of Security Holders

We conducted our Annual Meeting of Shareholders on June 6, 2005 and disclose herein the final voting results:

	YES	WITHHELD AUTHORITY
Proposal One - Election of Directors (voted upon as a block):
John R. Block,	21,699,672	502,405
Roger P. (Pat) Herbert,	21,699,672	502,405
Joseph J. Penbera, Ph.D.,	21,699,672	502,405
Frederick R. Ruiz,	21,699,672	502,405
O. James Woodward III	21,699,672	502,405

	YES	NO	ABSTAIN

Proposal Two - Increase the number of authorized shares of common stock to 100,000,000:	20,629,356	1,111,101	461,620

Proposal Three - Change the Company’s name to Blast Energy Services, Inc:	20,667,840	1,090,617	443,620

Proposal Four - Approval of Independent Public Accountant (Malone & Bailey, PC):	20,669,173	15,333	1,517,571

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the period ending March 31, 2005 and through the date of the filing of this Quarterly Report on Form 10-QSB; Verdisys, Inc. had filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

June 10, 2005	Press Releases - Voting results of annual meeting of shareholders and new trading symbol.

April 7, 2005	Press Release - Closing of Edge Capital Group, Inc. lawsuit settlement and receipt of $375,000 in cash.

Exhibits
4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC. Filed July 26, 2005 with the SEC, Report on Form 8-K

4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC. Filed July 26, 2005 with the SEC, Report on Form 8-K

10.1
Settlement Agreement and Mutual Release dated January 19, 2005 by and among Verdisys, Inc., Eric McAfee, Edge Capital Group, Inc. and certain entities affiliated with Robert Frazier, Sr.;
Filed February 4, 2005 with the SEC, Report on Form 8-K

10.2	Assignment of License Agreement dated March 8, 2005 by and among Verdisys, Inc. and Maxim TEP, Inc.; Filed March 14, 2005 with the SEC, Report on Form 8-K

10.3	License Agreement dated March 15, 2005, by and among Edge Capital Group, Inc. or its assignee and Verdisys, Inc. Filed May 5, 2005 with the SEC, Report on Form 10-QSB.

10.4	Abrasive Fluid Jet Rig Construction Agreement dated March 17, 2005, by and among Verdisys, Inc. and Alberta Energy Holding Inc. Filed May 5, 2005 with the SEC, Report on Form 10-QSB.

10.5	Drilling Rig Development and Management Agreement dated April 12, 2005, by and between Verdisys, Inc. and Advanced Drilling Services, LLC Filed May 5, 2005 with the SEC, Report on Form 10-QSB.

10.6	Service Proposal Apache Corporation and Verdisys, Inc. dated May 26, 2005.

10.7	First Amendment to the Assignment of License Agreement dated July 18, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Report on Form 8-K

10.8	Second Amendment to the Assignment of License Agreement dated July 21, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Report on Form 8-K

10.9	Third Amendment to the Assignment of License Agreement dated July 25, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Report on Form 8-K

10.10	Fourth Amendment to the Assignment of License Agreement dated July 29, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc.

10.11	Fifth Amendment to the Assignment of License Agreement dated August 5, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc.

10.12	Letter of Intent dated August 5, 2005 by and between Blast Energy Services, Inc. and RadTech North America.

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

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