Form 10QSB/A
period 2005-09-30
BLAST ENERGY SERVICES, INC.
filed 2006-03-30
CIK 1141197

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

Explanatory Note

Blast Energy Services, Inc. (fka Verdisys, Inc.) is filing this amended Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005 (the “Amended Quarterly Report”), to amend its Quarterly Report on Form 10-QSB for the quarterly period ending September 30, 2005 (the “Original Quarterly Report”), which was filed with the Securities and Exchange Commission on November 14, 2005.

The Amended Quarterly Report amends the disclosure under the Part I, Item 1 “Financial Statements,” Part I, Item 2 “Management’s Discussion and Analysis and Plan of Operation” and Part I, Item 3 “Controls and Procedures.” Except for these items, no other information in the Original Quarterly Report is amended hereby.

Blast Energy Services, Inc.

BLAST ENERGY SERVICES, INC.
(FORMERLY VERDISYS, INC.)

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
BALANCE SHEET
(Unaudited)
September 30, 2005

Assets	(Restated)
Current Assets:
Cash	$311,715
Accounts receivable, net of allowance for doubtful accounts of $10,290	197,015
License Receivable	765,000
Other current assets	69,055

Total Current Assets	1,342,785
Equipment, net of accumulated depreciation of $143,611	1,055,088
Licenses, net of accumulated amortization of $6,964	1,163,036

Total Assets	$3,560,909

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$696,824
Accrued expenses	952,301
Advances-related parties	900,000
Deferred revenue	216,668
Customer deposits	76,850
Notes payable-related parties, net of unamortized discount of $23,840	176,160
Notes payable-other, net of unamortized discount of $17,369	377,631

Total Current Liabilities	3,396,434
Long Term Liabilities:
Note payable-other	500,000
Deferred revenue, less current portion	6,780

Total Liabilities	3,903,214

Commitments and Contingencies	—
Stockholder’ Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized; 40,486,206 shares issued and outstanding	40,482
Additional paid in capital	29,176,819
Accumulated deficit	(29,559,606)

Total Stockholders’ Equity	(342,305)

Total Liabilities and Stockholders’ Equity	$3,560,909

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:	(Restated)		(Restated)
Satellite Communications	$293,937	$154,906	$802,712	$401,705
Downhole Services	8,500	427,519	27,491	694,180

Total Revenue	302,437	582,425	830,203	1,095,885

Cost of Services Provided:
Satellite Communications	217,979	153,668	603,097	464,874
Downhole Services	113,493	272,080	351,045	688,906

Total Cost of Services Provided	331,472	425,748	954,142	1,153,780

Gross Margin (Deficit)	(29,035)	156,677	(123,939)	(57,895)
Operating Expenses:
Selling, general and administrative	963,581	936,591	2,485,545	3,382,053
Depreciation and amortization	27,182	130,051	76,670	395,982
Bad debts	—	50,000	10,000	50,000

Operating Loss	(1,019,798)	(959,965)	(2,696,154)	(3,885,930)

Other (Income) Expense:
Interest expense	50,400	14,544	147,262	454,422
(Gain) loss on sale of equipment	—	1,900	(971)	1,900
Other Income	(350,000)		(350,000)
Interest income	—	(31)	(4)	(48)

Total other (income) expense	(299,600)	16,413	(203,713)	456,274

Net Loss	$(720,198)	$(976,378)	$(2,492,441)	$(4,342,204)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.14)
Weighted average shares outstanding	38,034,048	31,523,265	36,309,792	30,986,520

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:	(Restated)
Net loss	$(2,492,441)	$(4,342,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	1,066,761	948,192
Option and warrant expense	75,000	290,844
Amortization of note discount	91,235	25,685
Depreciation and amortization	76,670	395,982
(Gain) loss on sale of equipment	(971)	1,900
Note payable issued for lawsuit settlement	500,000	—
Bad debts	10,000	50,000
Change in working capital items	395,699	844,726

Net Cash Used in Operating Activities	(278,047)	(1,784,875)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,000)	(3,705)
Proceeds from sale of equipment	—	12,500
Construction of equipment	(812,955)	—

Net Cash Provided by Investing Activities	(813,955)	8,795

Cash Flows from Financing Activities:
Proceeds from sale of stock	241,500	359,000
Proceeds from exercise of options and warrants	300	81,217
Advance on future financing	900,000	—
Proceeds from notes payable to stockholders	—	220,000
Payments on notes payable	(5,000)	—
Payments on notes payable to stockholders	—	(35,000)
Payments on note payable related to license	—	(500,000)
Proceeds from convertible notes	—	400,000

Net Cash Provided by Financing Activities	1,136,800	525,217

Net change in cash	44,798	(1,250,863)
Cash at beginning of period	266,917	1,373,627

Cash at end of period	$311,715	$122,764

Non-Cash Transactions:
Conversion of accounts payable to common stock	$206,737	$—
Exchange of equipment for customer deposit	175,000	—
Exchange of equipment for accounts payable	3,883	—
Conversion of notes payable and accrued interest to common stock	225,966	1,184,808
Conversion of accrued bonuses to common stock	197,474	—
Discount on notes payable	—	133,746
Exchange of intangible for 3 million shares of common stock	1,170,000	—

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Blast Energy incurred a net loss of $2.5 million for the nine months ended September 30, 2005, has an accumulated deficit of $29.6 million and a working capital deficit of $2.0 million as of September 30, 2005 and has several significant future financial obligations. These conditions create an uncertainty as to Blast Energy’s ability to continue as a going concern. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Blast Energy is unable to continue as a going concern.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(720,198)	$(976,378)	$(2,492,441)	$(4,342,204)
Less: stock based compensation determined under fair value based method	(93,113)	(49,776)	(258,917)	(710,775)

Pro forma net loss	$(813,311)	$(1,026,154)	$(2,751,358)	$(5,052,979)

Basic and diluted net loss per common share:
As reported	$(.02)	$(.03)	$(.07)	$(.14)
Pro forma	$(.02)	$(.03)	$(.08)	$(.16)

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

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at September 30, 2005 consisted of the following:

Description	Amount
Gryphon liquidated damages	$500,000
Accrued payroll	204,759
Class Action Litigation settlement	25,000
Director fees	107,000
Interest	56,301
Other	59,241

$952,301

NOTE 6 - ADVANCES - RELATED PARTIES

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

NOTE 9 - STOCKHOLDERS EQUITY

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

NOTE 10 - LITIGATION AND NOTE PAYABLE

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues from external customers
Satellite communications	$293,937	$154,906	$802,712	$401,705
Downhole services	8,500	427,519	27,491	694,180

	$302,437	$582,425	$830,203	$1,095,885

Operating profit (loss) 1
Satellite communications	$65,821	$(50,038)	$137,918	$(119,703)
Downhole services	(212,359)	(5,607)	(669,023)	(1,174,128)
Corporate	(573,660)	(904,320)	(1,961,336)	(2,592,099)

	$(720,198)	$(959,965)	$(2,492,441)	$(3,885,930)

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

The accounts affected by the restatement are:

	As reported	Adjustments	As restated

License asset	$5,310,000	$(4,140,000)	$1,170,000
Accumulated amortization	(799,983)	793,019	(6,964)
Net Book Value	4,510,107	(3,347,071)	1,163,036

License receivable	-	765,000	765,000
Depreciation & amortization	82,193	(75,228)	6,964
Other Income and expense	-	350,000	350,000

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

The net loss for the third quarter of 2005 was reduced by $256,000 to $720,000 from $976,000 for the corresponding period in 2004. This improvement is attributable to the major revenue and expense items explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

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

The net loss for the first nine months of 2005 decreased by $1.8 million to $2.5 million from $4.3 million for the corresponding period in 2004. The decrease is attributable to the major revenue and expense items explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

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

Item 6. Exhibits

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

10.18	Amendment eleven to the Assignment of License Agreement dated September 28, 2005 and Demand letters dated October 13th and 18th by and among Blast Energy Services, Inc. and Maxim TEP, Inc.

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

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