Form 10KSB
period 2005-12-31
BLAST ENERGY SERVICES, INC.
filed 2006-03-31
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period fromto

Commission file number: 333-64122

Blast Energy Services, Inc.
(Name of small business issuer in its charter)

California	22-3755993
(State of incorporation)	(I.R.S. Employer Identification No.)

14550 Torrey Chase Blvd, Suite 330
Houston, Texas 77014
(Address of principal executive offices)
(281) 453-2888
(Telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendments to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

Issuer’s revenues for the most recent fiscal year: $1,159,458

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on February 28, 2006 is $33,569,923.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005:

Common Stock: 42,060,477 shares

No (1) annual report to security holders; (2) proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933; are incorporated by reference into any part of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes No

Table of Contents

PART I
DESCRIPTION OF BUSINESS	3
FORWARD-LOOKING STATEMENTS	3
BUSINESS DEVELOPMENT	3
BUSINESS OF ISSUER	3
INDUSTRY	4
ABRASIVE JETTING LATERAL DRILLING SERVICES	5
Major Customers	7
Market	8
Competition	8
SATELLITE SERVICES	9
Major Customers	10
Market	10
Competition	10
PATENTS	10
GOVERNMENTAL REGULATION	11
DESCRIPTION OF PROPERTY	12
LEGAL PROCEEDINGS	13
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
PART II
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	14
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	20
FINANCIAL STATEMENTS	34
CHANGES IN / DISAGREEMENTS WITH ACCOUNTANTS	51
CONTROLS AND PROCEDURES	51
PART III
DIRECTORS AND EXECUTIVE OFFICERS	52
EXECUTIVE COMPENSATION	54
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	56
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	58
EXHIBITS AND REPORTS ON FORM 10-KSB	61
PRINCIPAL ACCOUNTANTS FEES AND SERVICES	64
SIGNATURES	65

Item 1. Description of Business

Forward-Looking Statements
Certain statements concerning our plans and intentions included herein may constitute forward-looking statements, including, but not limited to, statements identified by the words “anticipate”, “believe”, “expect” and similar expressions and statements regarding our business strategy, plans, beliefs and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. There are a number of factors that may affect our future results, including, but not limited to, (a) our ability to obtain additional funding for development and operations, (b) the continued availability of management to execute the business plan, (c) successful deployment and market acceptance of our products, and (d) the resolution of legal matters that may inhibit the execution of the business plan.

This annual report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties. Moreover, future revenue and margin trends cannot be reliably predicted.

Business Development
In September 2000 we were incorporated as Rocker & Spike Entertainment, Inc, a California corporation. Until December 31, 2000, operations consisted of organizational matters and the search for an operating company with which to perform a merger or acquisition. Effective January 1, 2001, we purchased the assets and web domain of Accident Reconstruction Communications Network from its sole proprietor. Following the acquisition, we changed our name from Rocker & Spike Entertainment, Inc. to Reconstruction Data Group, Inc. At that time, we provided research, communication and marketing exposure to the accident reconstruction industry through our website and seminars.

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

Effective June 6, 2005, we formally changed our name to Blast Energy Services, Inc. (“Blast” or “Blast Energy”) from Verdisys in part to reflect our focus on the energy service business. We have shifted our business strategy away from an agricultural related business toward energy services. We believe such a name change creates better name recognition related to the types of service that we intend to provide and the ability to trademark new applications and services in a way to uniquely identify them with our company.

Business of Issuer
Our mission is to substantially improve the economics of existing oil and gas operations through the application of our licensed and proprietary technologies.

We expect our primary segment will be our down-hole energy services business. We have been striving to develop a commercially viable lateral drilling technology with the potential to penetrate through well casing and into reservoir formations to stimulate oil and gas production using abrasive fluid jetting (AFJ) and the principles gained from the non-abrasive process used in the Landers lateral drilling technology. In 2003, with the acquisition of exclusive rights to a proprietary Landers horizontal drilling process we began to deploy this non-abrasive, lateral drilling service in the field. During 2004, it became apparent that this process was limited and was not able to succeed in a wide variety of oil and gas formations. After redesigning and improving the existing process and designing and testing some newer technologies, including abrasive fluid jetting, we now believe that we can deliver a valuable and cost effective production enhancement service to onshore oil and gas producers, particularly operators of marginal wells. We believe we have now made this new service more reliably predictable and consistently dependable for our customers than our old technology. We have recently delivered our first new generation lateral drilling rig with the AFJ capability which utilizes high-pressure fluid mixed with a small volume of abrasive materials, such as fine garnet sand, to cut through surfaces as tough as four inches of steel as well as granite rock. During this period of development and construction in late 2004 and all of 2005, we have conducted no drilling operations. If accepted by the market, the capabilities of this new generation AFJ rig will allow us to expand to a wider range of well services, including specialty casing cutting, long reach and large bore perforating, lateral jetting and specialty completions. Should we achieve favorable results for our customers with this initial rig’s capabilities, we intend to order the construction of up to three additional rigs in 2006 and significantly grow the deployment of our abrasive jetting service.

Our secondary business segment is providing satellite communication services to energy companies. This service allows them to remotely monitor and control well head, pipeline, drilling, and other operations through low cost broadband data and voice services to remote operations where terrestrial or celluar communication networks do not exist or are too costly to install to meet customers commercial requirements. Longer term, our broader vision is to introduce additional early stage technologies to the energy services sector, all of which would fit our mission of helping energy companies produce oil and gas more economically.

Industry
We operate in the energy services industry which services the broader energy industry, where companies explore, develop, produce, transport, and market oil and gas. This industry is comprised of a diversity of operators, ranging from the very small to the extremely large. While the major portion of oil and gas production is provided by very large international oil companies, there are also a large number of smaller independent companies who own the vast majority of existing wells.

As a smaller firm with a specialized service, we intend to provide down-hole solutions and satellite communication services to both small and large operators in the energy industry. Initially, the down-hole business will be focused toward North American onshore-based independent producers while the satellite business already has several of the large oil and gas operators as customers. As we grow, we intend to cater to all segments of the industry in situations where the application of our services can add value to our customers.

Demand for our services depends on our ability to demonstrate improved economics, primarily to the oil and gas production sector we serve. We believe that they will use our abrasive jetting service where it costs less than alternative services and/or when they perceive it enhances production. It will also be driven by macro-economic factors driving oil and gas fundamentals. The report of the Energy Information Administration of the U.S. Department of Energy entitled “International Energy Outlook 2006” forecasts that world oil consumption will increase at an average annual rate of approximately 1.1% from 2004 to 2030 and that world natural gas consumption will increase at an average annual rate of approximately 0.7% over the same period. The projected increase in demand for oil is based on growth in the transportation and industry sectors in particular, and primarily in Asian emerging economies, such as China and India, as well as North America. The projected increase in gas consumption over this period is expected to result from higher demand across the electrical power, industrial and commercial sectors, as well as from the increasing use of gas as a source of fuel for electric power generation, particularly in North and South America, as well as other regions. We also believe that reliance on traditional sources of oil and gas will be limited due to the inadequate delivery infrastructure and political unrest in major supplying countries.

There are 1,337 trillion cubic feet (“Tcf “) of recoverable gas resources in the U.S. - enough to last decades - but some of it is off-limits to recover because of restrictive environmental rules and lawsuits. This is particularly the case with drilling moratoriums on the East and West Coasts of America, parts of the Rocky Mountain Area and Alaska. On its website, www.naturalgasfacts.org, the American Petroleum Institute advocates “A multi-pronged approach is essential for meeting future U.S. gas demand: (1) wiser energy use and conservation, where possible; (2) development of more U.S. supplies - both offshore and in the Mountain West; (3) construction of pipelines to bring Arctic gas to consumers; and (4) tapping into global markets through liquefied natural gas from a diverse array of suppliers.” We believe a more immediate impact can be made by exploiting existing U.S. supplies. Developing such supplies is dependent on drilling new wells in existing fields, or new reserves in expensive less accessible fields. We believe our lateral drilling technology can access previously uneconomic reserves and bring them to market cost effectively thereby helping to resolve this supply/demand imbalance.

The Office of Fossil Energy, U.S. Department of Energy, estimates there are over 400,000 oil wells and 260,000 gas wells that are marginal or classified as “stripper” wells in the United States. These stripper wells produce 10 to 15 barrels or less of oil a day or 60 thousand cubic feet of gas or less a day. According to the Office of Fossil Energy “together (stripper wells) account for over 1.4 Tcf of gas, or about 7% of the natural gas produced in the lower 48 states.” Such wells are potentially considered uneconomic or marginal with the strong potential of being abandoned due to poor production economics. Indeed approximately 142,000 marginal wells were abandoned between 1994 and 2003 “costing the U.S. more than $3.0 billion in lost oil revenue” according to the Office of Fossil Energy. In seeking to revitalize marginal and stripper wells both the Department of Energy and American Petroleum Institute have emphasized the need for new technologies to access more of the reserves available. We believe we have the ability to generate new business by re-entering existing wells rather than being dependent on the production companies drilling new wells. With our unique abrasive jetting drilling technology, we believe we can provide potentially improved recovery rates rather than abandoning a field because of the depletion of its oil or gas reserves.

We believe that producing companies will react to the combination of the increased demand and the decreased supply of oil and gas in a manner that requires them to utilize both segments of our business. We believe that oil and gas producers have great economic incentive to recover additional production and reserves from known reservoirs rather than pursuing a more risky exploration approach. Our extraction methods may permit producers to add value by potentially recovering a significant additional percentage of the oil and gas from a reservoir. We believe that there exists a large potential market in North America that comprises logical candidates to apply our abrasive jetting stimulation methods.

Activity in the energy services industry tends to be cyclical with oil and gas prices. In addition to the currently positive industry fundamentals, we believe the following sector-specific trends enhance the growth potential of our business:

• While oil prices are unpredictable, they have remained and are projected to remain relatively high by historic terms for several years. Continuing high consumption and strong growth in Asian demand, limitations in delivery infrastructures and political unrest in major supplying countries are expected to be contributing factors.

• Gas prices are projected to remain high for several years due to the combination of strong demand and major supply constraints The situation is serious enough that Federal Reserve Bank Chairman Greenspan has expressed concern as to its effect as a constraint to US economic growth during his testimony before the Joint Economic Committee of Congress on May 21, 2003 and in updates since that time.

• There is no substitution threat to oil and gas in the foreseeable future. In particular, any significant substitution by hydrogen or any other potential source is believed by management to be some decades away.

Abrasive Jetting Services
Our AFJ service intends to provide casing milling, perforation, well stimulation and lateral drilling services to oil and gas producers. As a co-owner of the intellectual property with Alberta Energy Partners (“Alberta”) formerly known as Alberta Energy Holding, Inc., we also have exclusive worldwide licensing rights for the application of their patent pending Abrasive Fluid Jet (“AFJ”) cutting technique to cut through well casing and formation rock in oil and gas wells. AFJ is being added to, and will enhance the existing principles of lateral jetting and completion techniques utilized by us and the industry. Applications of such abrasive cutting techniques are a proven feature in industries as diverse as munitions disposal in the military, offshore platform dismantlement in the salvage industry and cutting specialty glass and steel in the machining business. We would be among the first to commercially apply the proven abrasive jetting techniques to the energy producing business.

We have recently completed the construction of a new generation specialty rig based upon modifications using existing coiled tubing technology as the primary platform. The capabilities of our new rig include: one-inch coiled tubing with a working depth capability of 8,000 feet; a fluid pressure pumping system; an abrasive slurry system; and a computer-controlled system to guide and control the down-hole formation access tool for precise casing milling and jetting services. The new generation rig is expected to be commercially deployed during April, 2006. After the initial rig establishes a reliable and commercial oilfield service, we intend to begin construction of additional rigs with similar capabilities as the market demands.

Expanded Product Line
Our versatile AFJ product line offerings have been expanded greatly from the single oilfield service offered using the Landers technology. The product line now varies in scope and complexity from the provision of relatively simple services such as coil tubing pumping, tubing cleaning and cutting, window casing milling, and large bore perforations to the more technically challenging services of long reach lateral jetting, with or without well stimulation services, using materials such as propants to ensure integrity of the well bore and acid to stimulate release of hydrocarbons. Most of the services offered currently exist in the marketplace but our goal is to provide them more efficiently and effectively by adding the abrasive cutting capability. For example, the current industry standard for well perforation involves shooting multiple small holes into the well bore and out into the oil and gas formation 3 to 6 feet compared to our approach of blasting 2 to 4 inch diameter tunnels into the formation rock as far as 10 feet or more. Another example is casing milling, where conventional methods take far longer to mechanically cut windows into the casing than the abrasive cutting technique. Management believes that the industry will rapidly embrace such time and cost saving operations.

Our initial rig is configured to provide such services to a working depth of 8,000 feet. Given our current lack of experience in providing these new AFJ services, we are unsure which services will be better received by the market or which will be more profitable to the company. Consequently, 2006 will be a year of learning much more about these markets for us.

Due to our unique and environmentally sound process, we believe that our AFJ product line will offer the ability to access previously uneconomic reserves and bring them to market cost effectively. These services should have appeal for both small independent operators as well as larger energy companies. At our lower comparative costs, we believe we can make it feasible to enhance production from a large potential market in North America and worldwide that would otherwise be cost prohibitive to recover. The existing independent oil and gas producers in North America are leading potential customers of these services. The company’s strategy is to operate in North America as a service company and to accelerate worldwide growth by attempting to deploy the technology overseas via licensing of the technology to energy service companies in their geographic areas of greatest strength.

Lateral Jetting Services
Many of the nation’s mature oil and gas fields contain new infield reservoir compartments and bypassed pockets of productive zones that have not previously been economic to produce. By extending 2 inch or greater diameter channels extended distances in multiple directions from the casing of the well, our lateral jetting service provides an potentially economic way to enhance production levels of existing reservoirs or by reaching new infield reservoirs or untapped reservoirs located near the existing vertical well. Our lateral drilling process uses a high pressure AFJ cutting technique, capable of drilling lateral holes from existing wells extended distances beyond the near well bore damage in wells at working depths as deep as 8,000 feet.

With conventional horizontal drilling, the transition from drilling vertically to horizontal drilling may take 200 feet or more and take many days to accomplish. With our patented technology, we can make this transition in two feet in an immediate fashion. This enables us to be extremely precise in targeting and staying within specific pay zones for a potentially significant enhancement to the production of the well.

We are developing abrasive jetting technology using specially designed deflection shoes, nozzles and hoses to drill 2 inch and larger diameter well bores into the producing formation in multiple directions around the well-bore. By increasing the surface drainage area opened to the producing reservoir, oil or gas production should be increased, which represents a potentially large value-added application in conventional drilling and completion operations. The figure below more precisely illustrates the process.

Our AFJ process is designed to work on both new and existing wells, but may have greater attraction to operators of marginal wells, whose production and basic economic performance could be greatly improved. The strong market potential arises from the realization that our service could negate the continual need for new drilling and denser infield drilling. Any fields that may be ready to be abandoned but have remaining resource potential can have their production re-established and their economic lives significantly extended if our abrasive jetting application is successful.

The figure below demonstrates how drilling multiple lateral wells from existing vertical well bores can drastically expand the production area within a given field. A typical vertical well will only recover petroleum from an area relatively near to the well bore. However, each lateral can extend in multiple directions from the well bore, thus potentially increasing the area of productive capacity several fold. With our lateral drilling process we have the ability to drill multiple laterals in different directions and at multiple depths within the same producing intervals in a matter of days. The average price for our service will range from $25,000 to $40,000 per well depending upon the size of the project. Specialized directional drilling companies typically charge $250,000 or more to drill horizontally in one direction and in only one horizon and may require weeks to drill each well.

Potential Benefits of our AFJ lateral jetting service:
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

Major Customers
We currently have one single active customer as we are in the commercial deployment mode. We have a letter of intent with Oracle Energy to conduct down-hole service testing on several wells located in their fields in Louisiana.  Additionally, we have several other potential customers attending our yard and field demonstrations while on location in our contracted Fort Worth fabrication facility and in Sabine Parish, Louisiana with Oracle Energy.

Customer Acceptance
We are encouraged by the level of interest from prior and prospective customers in the abrasive jetting technology as it relates to conventional oil and gas production as well as coal bed methane opportunities.

Our abrasive jetting service directly competes with the need for new wells by laterally drilling from existing wells to extend the pay zone resulting in increased production through existing well bores. Our ability to target new or previously untapped deposits makes our technology potentially very compelling. By cost effectively extending the accessibility of reserves through the existing well bore, our technology can provide an alternative for a customer to add value to an existing field as compared to conventional well fracturing and stimulation techniques or infield drilling programs. The field operator’s next best economic alternatives are all more expensive than our service. This has the potential to be not only compelling economically but also very environmentally friendly because it uses previously established well bores rather than building new surface locations to drill new wells.

According to the Department of Energy Report - Natural Gas Fundamentals from Resource to Market, June, 2003, there are “Over 7,000 small independent businesses (that) drill 85% of wells and produce 65% of gas in the U.S. from over 350,000 U.S. wells.” These independent producers are potential customers for our abrasive jetting service. In the same report it estimates 10,000 to 15,000 new gas wells are drilled and completed each year costing anywhere from less than $100,000 to several million. These new wells are necessary just to replace depleted supplies from existing wells in an effort to maintain current U.S. production levels.

Recent changes in U.S. tax laws provide for incentives to keep smaller oil and gas wells pumping even at lower energy prices. Operators of the nation’s 650,000 marginally producing wells, representing approximately 25% of total U.S. production, receive tax credits of up to $9 per well per day. We believe such credits will be reinvested by the operators toward services such as abrasive jetting in an effort to increase production and the value of their oil and gas fields.

Market
It has become clear in recent years that while the demand of oil and gas in the U.S. continues to grow, its ability to meet this demand from existing and new sources is rapidly declining. This accelerated decline will require producers to seek new extraction methods or technologies to exploit oil and gas production from existing fields and we anticipate that our abrasive jetting process will help satisfy the need for these new technologies. According to the Department of Energy, there have been 2.3 million wells drilled in the US since 1949. “Historically, only some 30% of the total oil in a reservoir - the “original oil-in-place” - was recoverable. As pressure declines in the reservoir, the oil becomes costlier and costlier to produce until further production becomes uneconomic…recent advances now allow greater recovery from old reservoirs.”

Emphasis on Gas
The U.S. consumed 22.3 Tcf of gas in 2004 - heating 57% of U.S. households and meeting 23% of the country’s energy requirements, according to the U.S. Energy Information Administration (EIA). In that same year, U.S. production of gas totaled 18.8 Tcf, which equates to 84% of the amount consumed. According to the EIA, this gap between demand and supply is estimated to grow over the next decade. Demand will grow because gas is a versatile, clean burning and, historically, an economic fuel. At the same time, the new domestic fields being found are smaller and have shorter productive lives. So, it is management’s belief that with legal and political barriers to drilling on new lands, producers will seek alternative to extend the lives from existing fields, utilizing new energy service technologies such as AFJ.

Competition
Our AFJ business is expected to operate in a niche that lies between the more expensive and higher impact conventional horizontal drilling business and the much cheaper and lower impact casing milling and perforation businesses. Our abrasive jetting service can provide significant reservoir exposure, and therefore greater production potential, similar to horizontal drilling at a cost closer to that of a perforation service.

Conventional horizontal or directional drilling is slow and significantly more expensive to the extent that it is only being used if its much longer drilling radius was required as is necessary in offshore or environmentally sensitive areas. Companies offering this service include Halliburton, Baker Hughes, Schlumberger and other independent service companies. They traditionally drill one lateral through the existing well bore. That lateral can take over 200 feet to achieve the turn to the horizontal and be limited to only one “pay” zone. It usually costs over $250,000 and positive financial returns require very high producing rates or high oil and gas prices.

However, many of our competitors are better financed, equipped and resourced than us.

Satellite Communications
Our second business segment provides satellite communication services to oil and gas producers. It has been common practice to manually gather much of the data for energy management, and communicate using satellite phone or cellular service where available. This is not only expensive but also causes a significant time lag in the availability of critical management information. The Blast Satellite Private Network (“BSPN”) services utilize two-way satellite broadband to provide oil and gas companies with a wide variety of remote energy management communications and applications. Satellite’s capability to provide secure broadband to any remote location in the world gives it unique capabilities over terrestrial and cellular networks. Technology advancements now facilitate not only data, email and internet traffic but also Voice over Internet (“VoiP”) and video streaming. Bandwidth traffic capabilities of base station have also increased significantly allowing larger and faster file and data transfer capabilities to compete with terrestrial systems. Satellites capability to operate off stationary and mobile remote dishes with no supporting infrastructure has proven invaluable in both disaster recovery and remote or continuously moving commercial operations.

Our satellite services can be optimized to provide cost effective applications such as VoIP, Virtual Private Networking “VPN” and Real-time Supervisory Control and Data Acquisition Systems, commonly referred to as SCADA. SCADA permits oil and gas companies to dispense with a manual structure and move to a real-time, automated, energy management program. Utilizing SCADA, a service we currently offer, production levels can be optimized to meet the producer’s current market demands and commitments.

At present, we acquire modem hardware from ViaSat, iDirect Technologies and Spacenet and install this equipment on our customers’ onshore and offshore platforms. Space segment services are acquired from SES and Loral and hub services from Constellation, Isotropic Networks, Viasat and Spacenet.

Blast uses satellite communications that are low cost and that ensure worldwide availability, even in geographic areas with a poor communications infrastructure. Our satellite services are based on industry standards to lower implementation costs and to simplify the integration into existing systems. Reliability and availability are critical considerations for SCADA. Satellite services are provided 24 hours a day, 7 days a week with 99.9% availability virtually anywhere in the world. There are fewer points of failure than comparable terrestrial services. They provide uniform service levels, are faster and more cost effective to deploy. Our satellite services are also very flexible and easily accommodate site additions, relocations, bandwidth expansion, and network reconfiguration.

Additionally, security, integrity, and reliability have been designed into our satellite services to ensure that information is neither corrupted nor compromised. Satellite communications are more secure than many normal telephone lines.

Major Customers
Our current satellite services customers include Apache Corporation, BP America Production Company, and Noble Energy with 22 remote sites, representing 16%, 23% and 16%, respectively, of our satellite revenues through December 31, 2006. We are also providing satellite services in West Africa to ExxonMobil, Kellogg Brown & Root Inc. and General Electric Power Company. Contracts are usually for hardware, backhaul, and bandwidth. Virtually any oil and gas producer, of which there are thousands, is a potential customer for our satellite services.

Market
There are more than two million oil and gas wells in existence in the U.S. alone, many of which are located in remote or rural areas where communications and monitoring well status can be difficult and expensive. Such well locations could benefit from the economics of our real-time, high speed satellite connectivity services as compared to more conventional monitoring alternatives, such as, the time consuming and costly transportation of personnel to remote well locations, or the equipment and maintenance costs of laying land lines for real-time monitoring of remote well operations. Our focus is serving the needs of oil and gas producers worldwide to control their production effectively and to enhance customer satisfaction by providing worldwide real-time access to information. This market for satellite services is very competitive with increasing pressure on margins our larger competitors offer services at substantially discounted prices. We attempt to compete against such competitors by attempting to target niche markets and offering alternative solutions that solve customers’ complex communication problems at more cost effective rates. We utilize satellite, Wi-Fi and other wireless technology for the last mile of wellhead connectivity for these customers and focus almost exclusively on the oil and gas market. The common denominator throughout is Multiple Protocol Label Switching “MPLS/ATM” network transport services.

Competition
The satellite communication industry is intensely competitive due to overcapacity, but the competition is less severe in the oil and gas producing sector. Other satellite services providers in the oil and gas industry include Petrocom, Stratus Global, Tachyon, Schlumberger and Caprock. Caprock, Schlumberger and Stratus are focused on the top 20% of the market, particularly international and offshore platforms, and Petrocom and Stratus Global are focused on the offshore market using a traditional wireless network. Our satellite services offer advantages over those services by:

• Customizing the provided service to better meet the customer’s needs;
• Offering superior speed;
• Providing single vendor convenience; and
• Offering lower up-front infrastructure and operating costs.

Insurance
Our operations are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, implosions, fires and oil spills. These conditions can cause:

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

We maintain insurance coverage that we believe to be customary in the industry against these types of hazards. However, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, our insurance is subject to coverage limits and some policies exclude coverage for damages resulting from environmental contamination. The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a materially adverse effect on our financial condition and results of operations.

Patents and Licenses
Effective August 25, 2005, Blast entered into a definitive agreement to purchase from Alberta an interest in the AFJ technology that enables Blast the unrestricted right to use the technology and license the technology worldwide to others. Blast expects to utilize the technology as the foundation for its energy services business. Blast has acquired a

20% interest in the technology that can increase to up to a 50% interest as described below. The agreement supersedes the previously existing licensing agreement between the parties.

As part of the agreement, Blast has agreed to issue to Alberta 3,000,000 shares of restricted common stock, with registration rights, and warrants to purchase 750,000 shares of Blast common stock at an exercise price of $0.45 per share. The warrants have a three-year term and are exercisable when Blast receives $225,000 in revenue from its initial rig utilizing the technology. Blast has agreed to pay a royalty payment of $2,000 per well bore or 2% of the gross revenues received, whichever is greater. The parties also agreed to share any revenues received by Blast from licensing the technology, with Alberta receiving 75% of licensing revenues until it receives $2,000,000 and then decreasing to 50% thereafter. Blast’s ownership interest in the technology would increase on a sliding scale from 20% up to 50% based on the licensing revenues received by Alberta. Either party has a right of first refusal on any new applications of the technology by the other party, or any sale of the other party’s interest in the technology.

In March of 2006, Alberta accelerated the revenue sharing provisions of the Technology Purchase Agreement and assigned the full 50% ownership in the AFJ technology to Blast effective immediately. Blast had previously been awarded only 20% of the ownership and the remaining 30% balance had been contingent upon the sharing of future revenues.

Blast and Alberta also agreed to amend the existing construction agreement between the parties. The amendment increased the construction cost of the rig by $50,000 to $900,000. Under the amendment, the parties agree to share cost overruns, if any, equally up to a rig cost of $1,000,000, with Blast assuming responsibility of any costs above that amount.

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

On March 8, 2005, we entered into an Assignment of License Agreement (“Assignment”) with Maxim TEP (“Maxim”). The President and CEO of Maxim is Dan Williams, our former President and CEO. Under the assignment, we assigned to Maxim our rights in the license of the Landers Horizontal Drilling Process; all current and future negotiations for assignments, sublicenses or territorial royalty pertaining to the license and two lateral drilling rigs. As consideration, Maxim has paid $1,300,000 in principal payments and $500,000 in penalties for extending the payment deadlines and released a $270,000 credit obligation we owed to Maxim. We will retain a non-exclusive sublicense interest in the Landers Horizontal Technology provided we pay all required royalties in utilizing the technology.

The lateral jetting technology and related trade secrets are instrumental to our competitive edge in the oil and gas service industry. We are highly committed to protecting the technology. We cannot assure our investors that the scope of any protection we are able to secure for our license will be adequate to protect it, or that we will have the financial resources to engage in litigation against parties who may infringe on our exclusive license. We also can not provide our investors with any degree of assurance regarding the possible independent development by others of technology similar to that which we have licensed, thereby possibly diminishing our competitive edge.

Governmental Regulations
Once we begin commercial lateral drilling operations, we may be subject to various local, state and federal laws and regulations intended to protect the environment. Such laws may include among others:

•	Comprehensive Environmental Response, Compensation and Liability Act;
•	Oil Pollution Act of 1990;
•	Oil Spill Prevention and Response Act;
•	The Clean Air Act;
•	The Federal Water Pollution Control Act; and
•	Texas Railroad Commission Regulations.

These operations may involve the handling of non-hazardous oil-field wastes such as sediment, sand and water. Consequently, the environmental regulations applicable to our operations pertain to the storage, handling and disposal of oil-field wastes. State and federal laws make us responsible for the proper use and disposal of waste materials while we are conducting operations. We do not believe we are currently required under any environmental laws to obtain permits to conduct our lateral drilling operations as proposed. We believe we conduct our operations in compliance with all applicable environmental laws, however, there has been a trend toward more stringent regulation of oil and gas exploration and production in recent years and future modifications of the environmental laws could require us to obtain permits or could negatively impact our operations.

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

Research and Development Activities
During 2005 and 2004, we incurred an insignificant amount of research and development costs as it relates to our abrasive jetting process. We incurred no research and development costs in our satellite business.

Employees
As of December 31, 2005, we had a total of seven full time employees. We also utilize independent contractors and consultants to assist us conducting the drilling operations, installing the satellite equipment, maintaining and supervising such services in order to complement our existing work force, as needed. Our agreements with these independent contractors and consultants are usually short-term. We are not a party to any collective bargaining agreement with any employees, and believe relations with our employees, independent contractors and consultants are good.

Item 2. Description of Property

Office Facilities
We lease approximately 3,000 square feet of office space in Houston, Texas for our principal executive office at a cost of $4,000 per month. Our lease expires in August of 2007.

Equipment
As of December 31, 2005, our primary equipment consisted of one new generation AFJ mobile drilling unit, which was under construction. The unit is expected to be deployed during April 2006.   We also maintain certain satellite communication equipment, computer equipment, and furniture at our principal executive office.

On March 8, 2005, Blast assigned its rights in the license of the Landers Horizontal Drilling Process to Maxim along with all current and future assignments, sublicenses or territorial royalty pertaining to the license. In connection with the assignment, Blast sold two of its three drilling rigs for the release of a customer deposit obligation that we owed Maxim. Maxim has taken delivery of both rigs.  The other rig was transferred to Edge Capital, as part of the settlement agreement.  As a result, Blast no longer owns any of the older generation non-abrasive drilling rigs.

We believe that our facilities and equipment are in good operating condition and that they are adequate for their present use.

Item 3. Legal Proceedings

Securities and Exchange Commission Investigation
We received notice in January 2004 that the Securities and Exchange Commission has initiated a formal investigation into our reporting practices and our public statements in 2003.

The SEC has requested substantiation and documentary evidence from us concerning the performance of certain lateral drilling services by subcontractors in the period from May, 2003 to September 2003, supervision of such services by our executive management at the time, revenue recognition related to the performance of such services, the third quarter 2003 earnings restatement, public statements concerning the services performed, and related matters. The SEC has also requested information and documentary evidence related to our acquisition of certain assets of Quikview, Inc., a related party company, in June, 2003.

Since December 2003, we have taken several steps to address issues related to the SEC’s inquiries, including the termination and replacement of the previous CEO and COO. Two directors have resigned from our board and we have appointed a new CFO. Internal controls have been strengthened overall, particularly with respect to the public release of information and the recognition of revenue. We had also initiated an internal investigation of the matters of concern to the SEC. Consequently, we restated our second and third quarter financial statements from fiscal year 2003 to reverse all revenue related to the aforementioned period.

We are cooperating fully with the SEC, including the provision of numerous documents and voluntary testimony by our current executives. In December 2004, the staff of the SEC notified us that it was considering recommending that the SEC bring a civil injunction (including a possible permanent injunction and a civil penalty) against us alleging violations of provisions of the Sections 10(b), 13(b)(2)(A), 13(b)(2)(B) and 15(d) of the Securities Exchange Act of 1934 and rules promulgated there under in connection with the purchase and sale of our securities, recordkeeping, internal controls, certification and disclosure obligations. We were notified of our right to make a Wells submission. We have provided information to the SEC setting forth the specific steps we have taken to upgrade the quality and effectiveness of our board of directors, replace the previous management team with industry experts, improve our recordkeeping, internal and disclosure controls, and revenue recognition procedures. Although we are working to bring the matter to a prompt conclusion and have been engaged in settlement discussions with the SEC, we cannot make any assurance that the investigation will be resolved positively or that it will not have negative effects on our limited resources or our ability to raise capital and use its stock as acquisition currency during the period of the investigation.

Claims by Investor (Partially Settled)
In February 2005, Blast entered into an Agreed Judgment and Order of Severance with Gryphon Master Fund, L.P. (“Gryphon”) as to all breach of contract claims related to Blast Energy’s delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, Blast agreed to pay liquidated damages of $500,000 to Gryphon and has satisfied this obligation. In the portion of the lawsuit which was severed from the breach of contract and liquidated damages claims, filed in state court in Dallas County, Texas. Gryphon has also claimed against us that it has sustained actual damages in excess of $2.1 million. The suit alleges a claim, among other things, of securities fraud by us. In connection with the lawsuit, Gryphon requested liquidated damages, actual damages, punitive damages, interest, cost and attorneys’ fees among other claims. Gryphon has made a settlement demand on the Company for $2.1 million, which it purports to represent the actual damages it has sustained. We intend to vigorously defend ourselves in this matter with respect to the remaining claims of Gryphon. If Gryphon prevails on the remaining claims, it may obtain significant damages that may have a material adverse effect on our financial condition.

Concluding Statement
We have never been in bankruptcy, receivership or any similar legal proceeding. Other than described above, we are not aware of any other threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years. As part of its regular operations, we may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters. Although we can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the company, except as described above, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters
The common stock of Blast Energy Services, formerly known as Verdisys, Inc., commenced trading on the OTC Bulletin Board on July 18, 2003 under the symbol “VDYS”. Effective June 6, 2005, the symbol for our stock became “BESV”. The following table sets forth, for the periods indicated, the high and low bid prices of a share of our common stock as reported on the OTC Bulletin Board since active trading began on May 2, 2003. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	HIGH	LOW
2004
First Quarter	$ 9.54	$ 3.35
Second Quarter	$ 4.75	$ 1.50
Third Quarter	$ 1.95	$ 0.25
Fourth Quarter	$ 1.00	$ 0.40

2005
First Quarter	$ 0.59	$ 0.35
Second Quarter	$ 0.52	$ 0.30
Third Quarter	$ 0.61	$ 0.31
Fourth Quarter	$ 1.08	$ 0.34

Holders
As of February 28, 2006, we had 42,954,507 shares of common stock issued and outstanding held by approximately 420 shareholders of record, including 1,150,000 shares approved for issue under the class action settlement.

Dividends
We have never paid cash dividends. At present, we do not anticipate paying any dividends on our common stock in the foreseeable future and intend to devote any earnings to the development of our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities shown in first column)
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders	4,749,847	$1.27	3,250,153
Total	4,749,847	$1.27	3,250,153

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

December 2005	Shares	Value
Linden Capital Partners	900,000	$540,000

Offering Costs:  A commission of $27,000 was earned by Chadbourn Securities
Other Terms:  None

February 2005	Shares	Value
Nick Gorenc	13,000	$6,500
John & Cecelia Colgate	30,000	$15,000
Lakshmana Madala
Defined Benefits Plan	20,000	$10,000
Flavio & Veronica Parigi	15,000	$7,500
Henry Rasmussen	10,000	$5,000
Nyla Rasmussen	20,000	$10,000
Steven E. Berglund	20,000	$10,000
Martin Hagenson	10,000	$5,000
Michael J. Paveloff	20,000	$10,000
Total	158,000	$79,000

Offering Costs:  15,800 shares of common stock and warrants to purchase 15,800 shares of our common stock at $1.00 per share were issued as a finders fee to Prima Capital Group.
Other Terms:  Two year warrants to purchase 433,000 shares of our common stock at a price of $1.00 per share were issued in connection with the private placement. The proceeds will be allocated between the common stock and the warrants based on their respective relative fair values.

January 2005	Shares	Value
Michael Peterson	100,000	$50,000
George Andros	100,000	$50,000
Osvaldo Diaz-Christians, Jr.	25,000	12,500
Jack St. Arnold	50,000	$25,000
Total	275,000	$137,500

Offering Costs:  None
Other Terms:  Two year warrants to purchase 433,000 shares of our common stock at a price of $1.00 per share were issued in connection with the private placement. The proceeds will be allocated between the common stock and the warrants based on their respective relative fair values.

May - June 2004	Shares	Value
Venkata Kollipara	62,500	$125,000
D.L. Dunbar, Trustee &	5,000	$10,000
Ruth Anne Dunbar, Trustee
George C. Koutures	14,000	$28,000
John Burke Trustee	12,500	$25,000
Robert E. & Rosalie T. Dettle	12,500	$25,000
Living Trust
Joseph W. Brown	13,000	$26,000
James & Bernice Campbell	12,500	$25,000
Edwards Family Trust	12,500	$25,000
Prima Capital Group	35,000	$70,000
Total	179,500	$137,500

Offering Costs:  17,950 shares of common stock and warrants to purchase 7,180 shares of our common stock at $2.00 per share were issued as a finders fee to Prima Capital Group.
Other Terms:  Two year warrants to purchase 71,800 shares of our common stock at a price of $2.00 per share were issued in connection with the private placement. The proceeds were allocated between the common stock and the warrants based on their respective relative fair values.

July - August 2003	Shares	Value
Elizabeth A. Reed	12,500	$25,000
Peter A. Massaniso	40,000	$80,000
Ponte Vedra Partners	60,000	$120,000
Nick Gorenc	37,000	$74,000
Ernest Telford	25,000	$50,000
Venkata Kollipara	12,500	$25,000
George Shirahama Maggay	12,500	$25,000
Gregg Mullery	12,500	$25,000
David Newton	10,000	$10,000
Vivanis Kaplanis	8,000	$16,000
Mahi-Niki Loumidis	7,500	$15,000
Louis Lyras	7,000	$14,000
Elizabeth A. Reed	6,250	$12,500
Michael A. Frangopolous	7,000	$14,000
Jerome Dreyfuss	6,250	$12,500
Howard Kaplan	5,000	$10,000
Peter Skafte	5,000	$10,000
R.V. Edwards, Jr.	2,500	$5,000
Navid Eskandari	6,250	$12,500
David Eskandari	6,250	$12,500
Total	609,000	$1,218,000

Offering Costs:  59,400 shares of common stock and warrants to purchase 9,501 shares of our common stock at $2.00 per share were issued as a finders fee to Prima Capital Group.
Other Terms:  None

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

Date	Number of Shares of Common Stock	Value	Comment
Fourth Quarter of 2005	30,000	$ 11,100	Shares issued to Clayton & McEvoy P.C. for legal services.

Third Quarter of 2005	35,000	$ 14,000	Shares issued to BlausenLisi for design services.
	60,000	$ 24,500	Shares issued to Prima Capital for investor relations services.

Second Quarter of 2005	63,000	$ 22,050	Shares issued to Jeffrey MacKay in payment of legal fees for SEC filing
	20,000	$ 10,000	Shares issued to Clayton McEvoy P.C. for legal services

First Quarter of 2005	83,333	$ 25,000	Shares issued to settle a dispute with Mr. Pimentel, a former consultant.

First Quarter of 2004	60,000	$ 30,000	Shares issued to Jeffery MacKay in payment of legal fees for SEC filing.
	44,000	$ 22,000	Shares issued to the Strickland Group for engineering consulting services
	250,000	$ 75,000	Shares issued to settle a dispute with Mr. John Pimentel, a former consultant
	400,000	$ 200,000	Shares to Berg McAfee Companies for cash

Third Quarter of 2004	30,000	$ 15,000	Shares issued to Amerifund Capital Group in payment of a future fundraising effort
	300,000	$ 213,000	Shares issued in lawsuit settlement with Scooter’s Convenience, Inc.

First Quarter of 2004	300,000	$ 1,920,000	Shares issued in payment of outstanding obligations to Mr. Landers for technology fees.

Third Quarter 2003	500,000	$ 2,275,000	Shares issued to Mr. Landers in exchange for amendment to Landers licensing agreement
	125,000	$ 250,000	Shares issued in payment of note payable to Mr. Landers.

Other Sales

In August 2005, Blast entered into a definitive agreement to purchase from Alberta an interest in the abrasive fluid jetting technology. Blast issued to Alberta 3,000,000 shares of restricted common stock valued at $1,170,000, with registration rights, and warrants to purchase 750,000 shares of Blast common stock at an exercise price of $0.45 per share. The warrants have a three-year term and are exercisable when Blast receives $225,000 in revenue from its initial rig utilizing the technology.

In June 2005, Blast issued 592,000 shares of common stock to a group of lenders composed principally of management and directors for the payment of $ 199,800 in notes payable and accrued interest that matured on May 15, 2005.

In March 2005, the Board of Directors awarded to certain employees and officers a total of 560,000 shares of company stock as a bonus payment in lieu of cash for 2004 performance. These shares were issued in September 2005 with a value of $196,000.

In early 2005, we issued 403,340 shares of our common stock under a program to compensate our directors, employees, contractors and former employees for $201,670 of unpaid wages, commissions and director fees incurred in 2004.

In January 2005, we issued 16,000 shares of our common stock for the payment of leasing fees valued at approximately $8,000 and 10,666 shares of our common stock with a value of $4,626 to settle unpaid compensation with two former AgZone employees. Additionally, 500,000 shares of common stock with a value of $215,000 were issued to Edge under the final terms of the lawsuit settlement agreement.

In October 2004, we issued 750,000 shares of our common stock valued at $240,000 in a move to settle outstanding litigation matters. In a Settlement Agreement and Mutual Release (“Agreement”) between Edge, Eric McAfee and us, the parties would release each other from any claims upon the completion of the terms of the Agreement. As a part of this Agreement, 250,000 shares of our common stock were placed in escrow for the benefit of Edge. In October 2004, we entered into an agreement with Berg McAfee Companies, Energy 2000 and Eric McAfee (collectively, “McAfee Group”) to settle several outstanding legal issues. Under this agreement, 500,000 shares of our common stock were placed in escrow for the benefit of the McAfee Group. In return, the McAfee Group contributed 875,000 shares of NGS. Further detail on these agreements can be found in the “litigation” section of this Form 10-KSB. The shares of stock were issued in transactions we believe to be exempt from registration under Section 4(2) of the Securities Act. The recipient of our stock was an accredited investor as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had access to information concerning us and our business prospects.

Furthermore, no advertisements were made and the securities are restricted pursuant to Rule 144.

Common Stock Issued Upon Exercise of Options

Date	Shares Issued Upon Exercise	Value	Comment
Second Quarter of 2004	344,583	$ 34,458

First Quarter of 2004	25,000	$ 2,500

Fourth Quarter of 2003	100,000	$ 10,000

Second Quarter of 2003	2,409,291	$ 240,929	In lieu of cash, we agreed to expense the exercise price.

Common Stock Issued Upon Exercise of Warrants

Date	Shares Issued Upon Exercise	Value	Comment
Third Quarter of 2005	50,000	$ 50

First Quarter of 2005	25,000	$ 250

Second Quarter of 2004	57,658	$ 5,766

First Quarter of 2004	779,597	$ 38,494	Includes cashless exercise of 400,000 warrants for 395,022 shares of common stock.

Fourth Quarter of 2003	245,631	$ 29,564

Third Quarter of 2003	269,547	$ 177,751

Second Quarter of 2003	430,000	$ 56,500

Second Quarter of 2003	950,000	$ 95,000	Accounts payable reduced in lieu of cash exercise.

Second Quarter of 2003	200,000	$ 20,000	Note payable reduced in lieu of cash for exercise.

Options
The following table summarizes option grants for the last three years:

Date	Number of Shares	Exercise Price	Market Price	Vesting	Term (years)	Fair Value	To Whom Issued
Dec 2005	1,000,000	$ 0.80	$ 0.79	Quarterly over 2.5 years	10	$ 800,000	Officers
	170,000	$ 0.80	$ 0.79	Quarterly over 3 years	10	$ 136,000	Employees
Aug 2005	900,000	$0.10	$ 0.40	Subject to terms of settlement agreement	2	$ 360,000	Former Officer
Aug 2005	140,000	$ 0.40	$ 0.40	Quarterly over 3 years	10	$ 56,000	Employees
June 2005	72,000	$ 0.38	$ 0.38	Quarterly over 1 year	10	$ 27,360	Non-employee directors
March 2005	100,000	$ 0.40	$ 0.40	Quarterly over 3 years	10	$ 39,990	Officers
Jan 2005	30,000	$ 0.50	$ 0.50	Quarterly over 3 years	10	$ 14,996	Officers
July 2004	770,000	$ 0.90	$ 0.90	Quarterly over 3 years	10	$ 689,232	Officers
May 2004	72,000	$ 2.20	$ 2.20	Quarterly over 1 year	10	$ 156,913	Non-employee directors
Jan 2004	230,000	$ 4.28	$ 4.28	Quarterly over 1 year	10	$ 890,785	Officers
Jan 2004	80,000	$ 4.28	$ 4.28	Immediate	10	$ 309,840	Non-employee directors
Dec 2003	500,000	$ 9.55	$ 9.55	10% immediate, 80% over 12 months, 10% on performance	10	$ 4,061,703	Officer/director
Aug 2003	100,000	$ 4.10	$ 4.10	Quarterly over 1 year	5	$ 321,024	Employee
April 2003	750,000	$ 0.10	$ 0.50	Quarterly over 3 years	10	N/A	Officer
April 2003	250,000	$ 0.10	$ 0.50	Quarterly over 1 year	10	N/A	Non-employee directors
April 2003	250,000	$ 0.10	$ 0.50	Quarterly over 1 year	10	N/A	Officer/director
April 2003	30,000	$ 0.10	$ 0.50	Over 4 months	10	N/A	Officer

We recorded expense of $0 and $245,829 for the intrinsic value associated with the options vesting in 2005 and 2004, respectively. The expense is included in selling, general & administrative expense on the statement of operations.

Warrants
The following table summarizes warrants granted for the last three years:

Date	Number of Shares	Exercise Price	Term (years)	Other
August 2005	750,000	$ 0.45	3	Issued in connection with definitive agreement to purchase from Alberta an interest in the AFJ technology.

April 2005	400,000	$ 1.00	2	Issued in connection with stock sale.

Jan & Feb 2005	433,000	$ 1.00	2	Issued in connection with Private Placement.

Jan & Feb 2005	15,800	$ 1.00	2	Offering costs of Private Placement.

Jan 2005	750,000	$ 1.00	3	Issued in connection with Edge dispute settlement.

October 2004	100,000	$ 0.001	1	Issued in connection with aggregate convertible notes of $200,000 to Berg McAfee and Eric McAfee. The notes have been discounted for the relative fair value of the warrants.

October 2004	250,000	$ 0.50	3	Issued to Alberta as part of a licensing agreement. The fair value of $199,750 was expensed in 2004.
August 2004	140,000	$ 0.80	2	Issued to certain subcontractors and the fair value of $98,000 was expensed in 2004. 20% of the warrants vest immediately and the balance vest 20% every 90 days thereafter.

July 2004	100,000	$ 0.001	1	Issued in connection with $200,000 in convertible notes to third party lenders. The notes have been discounted for the relative fair value of the warrants.

July 2004	75,000	$ 0.01	2	Issued in connection with $150,000 in convertible notes to third party lenders. The notes have been discounted for the relative fair value of the warrants.

May & June 2004	71,800	$ 2.00	2	Issued in connection with Private Placement.

June 2004	7,180	$ 2.00	2	Offering costs of Private Placement.

May 2004	37,000	$ 2.00	1	Issued in connection with $185,000 in promissory notes to third party lenders. The notes have been discounted for the relative fair value of the warrants.
Fall 2003 Fall 2003	92,835 9,501	$ 6.00 $ 2.00	5 5	Issued in connection with raising $5,000,000 from Gryphon and the fair value of $822,738 has been treated as a cost of fundraising.

Summer 2003	150,000	$ 0.10	1
Part of settlement, along with $28,000 in cash, with the two original founders for various debts recorded on the books at $576,000. The warrants were valued at $0.40 per share or $60,000, resulting in a contribution to capital of $488,000.

May 2003	2,644,438	$ 0.10	Var	Issued to former employees and the fair value of $1,050,687 were expensed in 2003.

April 2003	200,000	$ 0.10	4	Issued to consultants and the fair value of $800,000 was expensed in 2003.

April 2003	232,334	$ 0.75	1	Previously expired warrants were extended.

Item 6. Management’s Discussion and Analysis or Plan of Operation
The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report. All statements that are included in this Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to, such risk factors as: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of our customers to pay for our services, together with such other risk factors as may be included in this report.

We are currently deploying our first new generation lateral drilling rig with the capability of abrasive fluid jetting by use of much higher hydraulic horsepower. During this period of development and construction in late 2004 and all of 2005, we have conducted no drilling operations and the only income provided by our primary segment has been the proceeds from the sale of equipment. We believe our future success depends on the ability to effectively utilize the lateral drilling technology obtained through our purchase of an interest in the intellectual property behind the AFJ technology provided by Alberta. See “Patents and Licenses” in the Description of Business section of this prospectus. Funding for developing this abrasive cutting service has been primarily met by a $1 million loan from Berg McAfee Companies, our major shareholder. The loan has a senior and subordinated structure. The loans carry a combined interest rate of 7.4% and will share in 10% of the future gross revenues from the abrasive jetting rig for a period of ten years. In addition, working capital needs have been through the assignment of our exclusive rights acquired in 2003 for the previous generation technology to Maxim. Maxim has paid $1,300,000 in principal payments and $500,000 in late payment penalties. See “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.”

Risk factors
Investing in our common stock is highly speculative and risky. You should be able to bear a complete loss of your investment. You should carefully consider the following risks and the other information in this Prospectus before investing in the shares. If any of the following risks and uncertainties develops into actual events, the business, financial condition and operating results could be materially adversely affected, and you could lose your entire investment. The risks and uncertainties described below are not the only ones which we face; there may be additional risks and uncertainties not presently known to us or those we currently believe are immaterial which could also have a negative impact on our business, financial condition, and operating results.

THIS PROSPECTUS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THE RISK FACTORS DESCRIBED BELOW. THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS PROSPECTUS BEFORE PURCHASING THE SHARES OFFERED HEREBY.

GENERAL RISKS RELATING TO OUR COMPANY

1. The deployment of our abrasive jetting rig may be put in jeopardy due to funding issues.

Cash flow from our current operations does not cover overhead expenses and our future financial security depends on the customer acceptance and commercial deployment of our abrasive jetting service. The rig has largely been funded from a loan from our major shareholder, Berg McAfee Companies. In addition, we have received $1.8 million in payments from Maxim from the sale of the Landers Master License. If for any reason, the service is not successfully deployed in a timely manner and accepted by customers, then the company will face a liquidity crisis. If we are unable to generate sufficient revenue from new business arrangements or arrange new financing, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

2. We have a limited operating history, and our business and marketing strategies planned are not yet proven, which makes it difficult to evaluate our business performance. An investor could lose some or all of his investment.

We have been in existence for a few years. We conducted drilling operations using a prior generation of a proprietary non-abrasive lateral drilling technology only since June 2003. The principles of the prior technology form the basis for our abrasive jetting technology. We have not commenced any drilling with our abrasive jetting technology and are not conducting operations with the prior technology. Abrasive jetting has been successfully commercialized in several industries but is not yet proven in the energy drilling industry. Also, we have conducted satellite services to the oil and gas industry only since June 2002. We have no established basis to assure investors that our business or marketing strategies will be successful. Because we have a limited operating history, there is little historical financial data upon which an investor may evaluate our business performance. An investor must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in a rapidly evolving market. These risks and difficulties include our ability to develop our infrastructure, reliability in the milling process in our abrasive jetting technology, attract and maintain a base of customers, provide customer support, personnel, and facilities to support our business, and respond effectively to competitive and technological developments. Our business strategy may not be successful or may not successfully address any of these risks or difficulties and we may not be able to realize revenues. If we are unable to generate sufficient revenue from new business arrangements or arrange new financing, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

3. We may be unable to raise the additional capital needed to fund our abrasive jetting business, which would prevent us from continuing operations.

We may need to raise additional funds through public or private debt or equity financing or other various means to fund our abrasive jetting business if we are unable to successfully deploy the rig and generate positive cash flow. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds by issuing equity securities, dilution to existing stockholders will result, and such equity may have rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, we may be required to agree to covenants that may restrict our ability to expend or raise capital in the future. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

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

5. We experienced operating losses in 2004 and 2005, and this trend may continue. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations.

We suffered net losses since our inception, including net losses of $8,766,108 and $2,827,231 for the years ended December 31, 2004 and 2005, respectively. These losses are the result of a sporadic revenue stream which has been inadequate to compensate for our operating and overhead costs as well as an impairment of our Landers license. The volatility underlying the early stage nature of our business and our industry prevents us from accurately predicting future operating conditions and results, and we could continue to have losses. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations. If cash needs exceed available resources additional capital may not be available through public or private equity or debt financings. If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

6. We have historically had negative working capital, which will impair our ability to continue operations if we are unable to reverse this trend.

We had negative working capital of $1,249,000 and $644,000 as of December 31, 2004 and 2005, respectively. Due to this situation we have structured payments to vendors in a manner to continue operations. Our vendors may decide to stop providing services and/or materials until we are able to pay them according to their terms. Our vendors may decide to no longer offer credit to us. A large portion of our accounts payable are due to our legal support vendors and they may cease to assist us until we can make satisfactory payment arrangements. If we cannot raise capital, we will need our lenders to extend payment terms or accept stock in lieu of cash, which they may not be willing to do. If we are unable to arrange new financing or convince our lenders to extend payment terms or accept stock in lieu of cash, we may be unable to continue in our current form and be forced to restructure or seek creditor protection.

7. Significant amounts of our outstanding common shares are restricted from immediate resale but will be available for resale into the market in the near future, which could potentially cause the market price of our common stock to drop significantly, even if our business is doing well.

As of February 28, 2006, we had 42,954,507 shares of common stock issued and outstanding held by approximately 420 shareholders of record, including 1,150,000 shares approved for issue under the class action settlement. As restrictions on these outstanding shares end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them in an excessive amount relative to the market demand for our shares. An excessive sale of our shares may result in a substantial decline in the price of our common stock, and limit our ability to raise capital, even if our business is doing well.

8. One principal stockholder can influence the corporate and management policies of our company.

Berg McAfee Companies, and its affiliates, effectively control approximately 26% of the outstanding common stock. Therefore, Berg McAfee Companies, and its affiliates, may have the ability to substantially influence all decisions made by us. Additionally, Berg McAfee Companies and its affiliates’ control could have a negative impact on any future takeover attempts or other acquisition transactions. Furthermore, certain types of equity offerings require stockholder approval depending on the exchange on which shares of a company’s common stock are traded. The control by one principal stockholder results in less control by our board of directors, management and the remaining stockholders. Please read ‘Certain Relationships and Related Transactions.’

9. SEC investigation and inquiries may continue to draw on our limited financial resources and continue to negatively impact our ability to raise additional capital.

We received notice that the Securities and Exchange Commission initiated an inquiry which became a formal investigation into our reporting practices and public statements about the company in 2003. The SEC has requested substantiation and documentary evidence from us concerning the performance of certain lateral drilling services by subcontractors in the period from May 2003 to September 2003, supervision of such services by our executive management at the time, revenue recognition related to the performance of such services, the third quarter 2003 earnings restatement, public statements concerning the services performed, and related matters. The SEC has also requested information and documentary evidence related to our acquisition of certain assets of QuikView, Inc., a related party company, in June, 2003.

In December 2004, the staff of the SEC notified us that it was considering recommending that the SEC bring a civil injunction (including a possible permanent injunction and a civil penalty) against us alleging violations of provisions of the Sections 10(b), 13(b)(2)(A), 13(b)(2)(B) and 15(d) of the Securities Exchange Act of 1934 and rules promulgated thereunder in connection with the purchase and sale of our securities, recordkeeping, internal controls, certification and disclosure obligations. We were notified of our right to make a Wells submission. We have provided information to the SEC setting forth the specific steps we have taken to upgrade the quality and effectiveness of our board of directors, replace the previous management team with industry experts, improve our recordkeeping, internal and disclosure controls, and revenue recognition procedures. The investigation or any settlement may not be resolved positively and could strain our limited financial resources and our ability to raise capital and use our stock as acquisition currency during the period of the investigation.

10. We are subject to certain additional lawsuits. If these lawsuits are successful and substantial damages are awarded, these damages would have a material adverse effect on our financial condition.

In February 2005, we entered into an Agreed Judgment and Order of Severance with Gryphon Master Fund, L.P. (“Gryphon”) as to all breach of contract claims related to our delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, we were obligated to pay $500,000 to Gryphon and have paid such obligation in full, resulting in a discharge of the agreed judgment. In the portion of the lawsuit which remains, Gryphon has alleged, among other things, securities fraud by us. In connection with the lawsuit, Gryphon requested actual damages, punitive damages, interest, cost and attorneys’ fees among other claims. Gryphon has made a settlement demand on the company for $2.1 million, which it purports to represent the actual damages it has sustained. If Gryphon prevails on the remaining claims, it may obtain significant damages that may have a material adverse effect on our financial condition.

An adverse outcome in the above litigation or SEC investigation could subject us to additional financial obligations, which our cash position may not be sufficient to meet. If we are unable to meet such obligations through revenue from operations or obtaining additional financing, we may be unable to continue in our current form and be forced to restructure or seek creditor protection.

Please see the section ‘Legal Proceedings.’

11. Our common stock is currently traded over the counter on the OTC Bulletin Board and is considered a “penny stock” resulting in potential illiquidity and high volatility in the market price of our common stock.

The market price of our common stock is likely to be highly volatile, as is the stock market in general, as well as the capital stock of most small cap companies. Our common stock currently trades over the counter on the OTC Bulletin Board, where stocks typically suffer from lower liquidity. This may lead to depressed trading prices, greater price volatility and difficulty in buying or selling shares in large quantities. Currently, there is a limited trading market for our common stock If a fully developed public market for the common stock does not occur, our stock will continue to have reduced liquidity and our shareholders may have difficulty in selling our stock.

12. Because our common stock is considered a “penny stock,” certain rules may impede the development of increased trading activity and could affect the liquidity for stockholders.

Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ stock market, subject to certain exceptions for companies which exceed certain minimum tangle net worth requirements.

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

On July 7, 2005, the SEC approved amendments to the penny stock rules to ensure that investors continue to receive the protections of those rules. The amendments also provide that broker-dealers be required to enhance their disclosure schedule to investors who purchase penny stocks, and that those investors have an explicit “cooling-off period” to rescind the transaction. These amendments could place further constraints on broker-dealers’ ability to sell our securities.

13. Our operations are subject to inherent risks that are beyond our control and such risks may not be fully covered under our insurance policies or under our contracts with customers.

We plan to deploy the first drilling rig utilizing high pressure abrasive jetting and the application of the technology does not have a safety history. However, we expect our operations to be subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, implosions, fires and oil spills. These conditions can cause:

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

We mandate, in our customer contracts, that our customers indemnify us from operational hazards. We also maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, our insurance is subject to coverage limits and our policies typically exclude coverage for damages resulting from environmental contamination, damage to the well bore, blow-outs and other extraordinary events. The occurrence of a significant event or adverse claim excluded by or in excess of the indemnities we receive or the insurance coverage that we maintain or that is not covered by insurance could potentially strain our limited financial resources.

14. We are subject to various operational and performance risks related to projects that we undertake and services that we provide.

We are subject to various operational and performance risks related to projects that we undertake and services that we provide. These risks include:

• changes in the price or the availability of commodities that we use;
• non-performance, default or bankruptcy of key suppliers or subcontractors;
• cost over-runs and operating cost inflation resulting from fixed-price projects; and
• failure by one or more parties to a complex business arrangement for technically demanding projects.

Some of these risks may be beyond our control, or we may be unable to collect on the indemnities we typically ask for to guard against some of these risks.

15. Our markets may be adversely affected by oil and gas industry conditions that are beyond our control.

Oil and gas industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and gas producers. Those conditions could reduce the level of drilling and workover activity by oil and gas producers. A reduction in activity could increase competition among energy services business such as ours, making it more difficult for us to attract and maintain customers, or could adversely affect the price we could charge for our services.

16. Our success depends on key members of our management, the loss of whom could disrupt our business operations.

We depend to a large extent on the services of some of our executive officers and directors. The loss of the services of either John O’Keefe or David Adams could disrupt our operations. We may not be able to retain our executive officers and may not be able to enforce the non-compete provisions in the employment agreements. We maintain key man insurance against the loss of these individuals. Failure to retain key members of our management may have a material adverse effect on our continued operations.

17. Compliance with Section 404 of the Sarbanes-Oxley Act will strain our limited financial and management resources.

We expect to be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act (“Sarbanes”) for our fiscal year ended 2007, which require annual management assessments of the effectiveness of our internal controls over financial reporting and our auditor’s attestation report on management’s assessment. During the course of our testing we may identify deficiencies, which we may not be able to remediate in time to meet the deadline imposed. Effective internal controls are necessary for us to produce reliable financial reports and may be important to prevent financial fraud. If we cannot comply with Section 404, our stock price may decrease as investors lose confidence in the accuracy of our reported financial information. Compliance with Section 404 will likely require the Company to expend significant financial and management resources, which are extremely limited at this time and would therefore divert such resources from our day-to-day operations.

RISKS RELATED TO OUR DOWN-HOLE SOLUTIONS BUSINESS

1. We currently have one active customer. If we are unable to attract more permanent and active customers, we will not be able to generate revenue.

We have one customer. The deployment of our rig for such customer is currently in process of being prepared for mobilization. If the rig is not deployed, we will not be able to generate revenue for our abrasive jetting services since we are in the construction and testing mode. Our current indications of interest in the new AFJ drill rig may not convert into customer orders or cash revenue. If we are unable to attract new customers and generate sufficient revenue or arrange new financing, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

2. Our business plan relies on the successful deployment of a new generation drilling rig utilizing abrasive fluid jetting which has been unproven in the energy service industry.

Our abrasive jetting service intends to provide casing milling, well stimulation and lateral drilling services to oil and gas producers. Applications of such abrasive cutting techniques are a proven feature in industries as diverse as munitions disposal in the military, offshore platform dismantlement in the salvage industry and cutting specialty glass and steel in the machining business. We are currently building a custom drilling rig based on the abrasive jetting concept. Since we would be among the first to commercially apply the proven abrasive jetting techniques to the energy producing business, we cannot guarantee that our custom drilling rig design based on the abrasive jetting concept will be adequate, that the rig will be built correctly or timely, or that the abrasive jetting technology will stimulate additional oil and gas production. We may not achieve the designed results for the rig. Customers may not accept the services we offer. Any of these results would have a negative impact on the development of our abrasive jetting business.

3. We may not be able to protect our abrasive jetting technology. Providers utilizing an infringing technology may compete with us, which may impair the development of our abrasive jetting business.

The technology purchase agreement between Alberta and Blast allocates joint responsibility for maintaining the status of the patents underlying the technology with the US Patent and Trademark Office to Alberta. In the event that both parties had to assume these responsibilities, additional pressure on our financial resources would result. Competition from infringers of our technology may significantly impair the development of our abrasive jetting business.

4. Our customers may not realize the expected benefits of enhanced production or lower costs from our abrasive jetting technology, which may impair market acceptance of our drilling services.

Our abrasive jetting business will be heavily dependent upon our clients achieving enhanced production, or lower costs, from certain types of existing oil and gas wells. Many of the wells for which the abrasive jetting technology will be used on have been abandoned for some time due to low production volumes or other reasons. In some cases, we have experienced difficulty in having the enhanced production reach the market due to the gathering field pipeline system’s disrepair resulting from the age of the fields and the reliability of the milling process. Our abrasive jetting technology may not achieve enhanced production from every well drilled, or, if enhanced production is achieved initially, it may not continue for the duration necessary to achieve payout or reach the market on a timely basis. The failure to screen adequately and achieve projected enhancements could result in making the application of the technology uneconomic for our clients. Failure to achieve an economic benefit for our clients in the provision of this service would significantly impair the development of our abrasive jetting business and limit our ability to achieve revenue from these operations.

5. Geological uncertainties may negatively impact the effectiveness of abrasive jetting services.

Oil and gas fields may be depleted and zones may not be capable of stimulation by our abrasive jetting technology due to geological uncertainties such as lack of reservoir drive or adequate well pressure. Such shortcomings may not be identifiable. The failure to avoid such shortcomings could have a material adverse effect on our results of operations and financial condition.

6. Competition within the well service industry may adversely affect our ability to market our services.

The well service industry is highly competitive and includes several large companies as well as other independent drilling companies that possess substantially greater financial and other resources than we do. These greater resources could allow those competitors to compete more effectively than we can. Additionally, the number of rigs available continues to exceed demand, resulting in active price competition. Moreover, many contracts are awarded on a bid basis, which further increases competition based on price. Failure to successfully compete within our industry would significantly impair the development of our abrasive jetting business and limit our ability to generate revenue from these operations.

7. The energy service market is currently in tight supply conditions and key equipment items are subject to long lead-times as well as cost escalation.

We depend on the key equipment suppliers for our AFJ rigs to deliver in a timely manner and at a reasonable price, but lead-times in items, such as coiled tubing strings, have lengthened and prices have firmed with the current tightness in the energy service supply industry. If we are unable to source our key equipment in a reasonable period and at a reasonable price, our planned revenues and costs may suffer, which would have a material negative impact on our abrasive jetting business.

8. We may be subject to environmental requirements that may increase our costs or liabilities related to our abrasive jetting operations.

Given the manner in which we currently operate our business, we are not regulated to the extent that an oil and gas company is with respect to environmental laws, rules and regulations in the U.S. and other countries, including those covering hazardous materials, because we generally do not own the properties we service. Also, the materials we use to provide abrasive jetting services consist primarily of water and fine garnet sand, neither of which are hazardous materials. However, environmental requirements generally are becoming increasingly strict. In the future, we may be held liable for certain failures relating to environmental regulations. Sanctions for failure to comply with these requirements, many of which may be applied retroactively, may include:

• administrative, civil and criminal penalties;
• revocation of permits; and
• corrective action orders, including orders to investigate and/or clean up contamination.

Liability for damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our results of operations. The liabilities incurred as a result of complying with environmental requirements or failure on our part to comply with applicable environmental requirements may have a material adverse effect on our financial condition. Governmental laws could broaden in scope in the future to cover the types of services that we currently provide. Any changes that might require us to comply with environmental laws could require us to make significant additional expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our results of operations and financial condition.

9. Changes in environmental laws may decrease demand for our services.

Changes in environmental laws may negatively impact demand and reduce potential revenues from our down-hole well services. Activity by exploration and production companies may decline if, for example, the Environmental Protection Agency promulgates more stringent environmental regulations such as land use policies. If exploration and production drilling activity declines, this could have a material adverse effect on our ability to market down-hole services as the number of potential clients and overall market size may decline.

RISKS RELATED TO OUR SATELLITE COMMUNICATIONS BUSINESS

1. Our satellite communications business is highly dependent upon a few key suppliers of satellite networking components, hardware, and technological services.

Our satellite business is heavily dependent on agreements with Spacenet, ViaSat and other equipment and service providers. These strategic relationships provide key network technology, satellite data transport, hardware and software. Failure of Spacenet, ViaSat or other key relationships to meet our expectations or termination of a relationship with one of our key providers could adversely affect our ability to provide customers with our satellite services and could lead to a loss in revenues, which would adversely affect our results of operations and financial condition.

2. We depend upon our vendors and their affiliates to provide services that we require to operate the network we use to provide services to our customers.

We are not and do not plan to become a licensee of the Federal Communications Commission (“FCC”) and do not hold any authorization to operate satellite communications facilities. We depend upon licenses held by Spacenet and ViaSat and their subsidiaries for our satellite communications. If the licenses held by Spacenet and ViaSat are limited or revoked, if the FCC limits the number of its customer premises earth stations or if Spacenet or ViaSat fails to operate the earth stations providing service to us and our subscribers in a satisfactory manner, we may not be able to provide our customers with proper service, which could lead to a loss in revenues and could adversely affect our results of operations and financial condition.

3. We rely on third-party independent contractors to install our customer premises equipment at new subscribers’ businesses and remote locations.

We do not control the hiring, training, certification and monitoring of the employees of our third-party independent contractors. If growth of our new subscriber base outpaces growth of our installer base or if the installers fail to provide the quality of service that our customers expect, the introduction of our service could be delayed, and which could lead to a deferment or loss in satellite revenues.

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

If any of these events occurs, we are likely to suffer:

• permanent loss of service;
• temporary gaps in service availability; or
• decreased quality of service.

Any such failure in the service we provide could lead to a loss in revenues and could adversely affect our results of operations and financial condition.

5. We may be unable to attract or retain subscribers. If we are unable to attract or retain subscribers, our Satellite Communications business will be harmed.

Our success depends upon our ability to rapidly grow our subscriber base and retain our existing customers. Several factors may negatively impact this ability, including:

• loss of our existing sales employees, resulting in our lack of access to potential subscribers;
• failure to establish and maintain the Blast Energy Services brand through advertising and marketing, or erosion of our brand due to misjudgments in service offerings;
• failure to develop or acquire technology for additional value added services that appeals to the evolving preferences of our subscribers;
• failure to meet our expected minimum sales commitments to Spacenet and ViaSat; and
• failure to provide the minimum transmission speeds and quality of service our customers expect.

In addition, our service may require customers to purchase our satellite system equipment and to pay our monthly subscriber fees. The price of the equipment and the subscription fees may be higher than the price of many dial-up, DSL and cable modem internet access services, where available. In some instances, we expect to subsidize our subscribers’ customer premises equipment to encourage the purchase of our service and to offset our higher relative costs but such subsidy may not be possible. Failure to attract or retain subscribers would affect our ability to generate satellite revenues.

6. We may fail to manage any potential growth or expansion, negatively impacting our quality of service or overcapacity impacting profitability.

If we fail to manage our potential rapid growth and expansion effectively or expand and allocate our resources efficiently, we may not be able to retain or grow our subscriber base. While we believe that the trend toward satellite broadband information services in the energy market will continue to develop, our future success is highly dependent on increased use of these services within the sector. The number of satellite broadband users willing to pay for online services and information may not continue to increase. If our assumptions regarding the usage patterns of our subscribers are wrong, our subscribers’ usage patterns change or the market for satellite broadband services fails to develop as expected, we will have either too little or too much satellite capacity, both of which could harm our business.

If we achieve the substantial subscriber growth that we anticipate, we will need to procure additional satellite capacity. If we are unable to procure this capacity, we may be unable to provide service to our subscribers or the quality of service we provide may not meet their expectations. Failure to manage any potential growth may have a material adverse effect on our business and our ability to generate satellite revenues.

7. Our current services may become obsolete due to the highly competitive and continued advancement of the satellite industry. Larger service providers may provide services reduced pricing.

Intense competition in the internet services market and inherent limitations in existing satellite technology may negatively affect the number of our subscribers. Competition in the market for consumer internet access services is intense, and we expect the level of competition to intensify in the future. We compete with providers of various high-speed communications technologies for local access connections such as cable modem and DSL. We also may face competition from traditional telephone companies, competitive local exchange carriers and wireless communication companies. As our competitors expand their operations to offer high speed internet services, we may no longer be the only high-speed service available in certain markets. We also expect additional competitors with satellite-based networks to begin operations soon. In particular, some satellite companies have announced that in the future they may offer high-speed internet service at the same price or at a lower price than we currently intend to offer and are offering our services. The market for internet services and satellite technology is characterized by rapid change, evolving industry standards and frequent introductions of new technological developments. These new standards and developments could make our existing or future services obsolete. Many of our current and potential competitors have longer operating histories, greater brand name recognition, larger subscriber bases and substantially greater financial, technical, marketing and other resources than we have. Therefore, they may be able to respond more quickly than we can respond to new or changing opportunities, technologies, standards or subscriber requirements. Our effort to keep pace with the introduction of new standards and technological developments and effectively compete with larger service providers could result in additional costs or the effort could prove difficult or impossible. The failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our services could harm our ability to attract and retain users, which could lead to a loss of satellite revenues.

8. We may be subject to significant liability for our products.

If our products contain defects, we may be subject to significant liability claims from subscribers and other users of our products and incur significant unexpected expenses or lost revenues. Our satellite communications products are complex and may contain undetected errors or failures. We also have exposure to significant liability claims from our customers because our products are designed to provide critical communications services. Our product liability insurance and contractual limitations in our customer agreements may not cover all potential claims resulting from a defect in one or more of our products. Failure of our products to perform satisfactorily could cause us to lose revenue, as well as to experience delay in or loss of market acceptance and sales, products returns, diversion of research and development resources, injury to our reputation or increased service and warranty costs.

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

Equipment
Equipment, including betterments which extend the useful life of the asset, is stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our equipment using the straight-line method over the estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our equipment. We review our assets for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges to equipment during the years ended December 31, 2005 and 2004.

Intellectual Property
Our AFJ Intellectual Property (“IP”), consisting of our 50% ownership interest in the AFJ technology jointly with Alberta, is stated at cost. We provide for amortization of our IP using the straight-line method over the estimated useful life of the technology. We review our carrying value of the IP for impairment on an annual basis or when events or changes in circumstances indicate that the carrying values may no longer be appropriate. We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. There were no impairment charges during the years ended December 31, 2005 but we charged $3.2 million to impairment expense in 2004.

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

Fiscal Year ended December 31, 2005 Compared to the Fiscal Year Ended December 31, 2004

Satellite Communications
Satellite Communications’ revenues increased by $417,000 to $1,132,000 for the year ended December 31, 2005 compared to $715,000 for the year ended December 31, 2004. The operating margin from Satellite Communications improved by $314,000 to a positive contribution of $308,000 for the year ended December 31, 2005 compared to a loss of $6,000 for the year ended December 31, 2004. As this segment of our business grows, it becomes more efficient and realizes economies of scale.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. We bill some of our bandwidth contracts in advance, but recognize revenue over the period benefited. At December 31, 2005, there was $131,000 reflected in the balance sheet as deferred revenue relating to Satellite Communication Services.

Down-hole Solutions
Down-hole Solutions’ revenues decreased by $712,000 to $27,000 for the year ended December 31, 2005 compared to $739,000 for the year ended December 31, 2004. The operating margin from Down-hole Solutions deteriorated by $337,000 to a loss of $466,000 for the year ended December 31, 2005 compared to a loss of $129,000 for the year ended December 31, 2004. We have been in technology development mode following mixed results using the Landers technology and therefore have been unable to generate a profit during either year.

Effective as of October 27, 2004, we entered into a licensing agreement to develop a new generation of lateral drilling technology using the AFJ process; such license was converted to a 20% equity ownership in the IP in August 2005, which was subsequently increased to 50% in March 2006. In the short term, the development activity will decrease lateral drilling revenues until such time as the new technology rigs are deployed into commercial operations.

Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense decreased by $1.9 million to $2.8 million for the year ended December 31, 2005 compared to $4.7 million for the year ended December 31, 2004. The following table details the major components of SG&A expense over the periods.

In thousands	2005	2004	Increase (Decrease)
Payroll and related costs	$627	$774	$(147)
Option and warrant expense	100	747	(647)
License fee	-	735	(735)
Legal fees and settlements	1,336	719	617
External services	413	568	(155)
Insurance	183	447	(264)
Liquidated damages	-	500	(500)
Travel & entertainment	69	140	(71)
Office rent	31	67	(36)
Communications	15	56	(41)
Miscellaneous	73	-	73
	$2,847	$4,753	$(1,906)

The decrease in option and warrant expense can be attributed to the fact that in 2005, we started issuing options at market price and therefore recognized no expense under our accounting policy (see Financial Note 13). The 2004 license fee is related to the lateral drilling license and note payable with Carl Landers. We issued 300,000 shares of common stock with a value of $1.9 million to reduce the note balance by $1.2 million and recorded expense of $0.7 million. Legal fees and settlement costs continue to increase due to the level of legal activity we have experienced over the last three years, including a Note we incurred to settle the dispute with a previous CEO. Our external services have decreased due to the fact we were in construction and development versus operating mode in Down-hole Solutions in 2005. The decrease in the cost of insurance was primarily attributable to the decrease in the directors and officers’ liability policy premium due to lower legal exposure and the lower level of operating exposure. The 2004 liquidated damages relate to our delay in registering shares that we sold (see Financial Note 12).

Depreciation and Amortization
Depreciation and amortization expense decreased by $82,000 to $431,000 for the year ended December 31, 2005 compared to $513,000 for the year ended December 31, 2004. The decrease in depreciation was due to the partial year depreciation of the rigs in 2005 including the transfer of one rig in early 2005 and the transfer of the remaining rigs in the fourth quarter of 2005. Amortization was reduced by the asset impairment as of December 31,2004.

Asset Impairment Expense
We charged $3,175,000 to impairment expense at December 31, 2004 to recognize the difference in the carrying value and the market price when we entered into the sale of the Landers license to Maxim for $1.3 million. No impairment charge was recorded for the year ended December 31, 2005.

Other Income
We recognized $561,000 of other income in 2005 primarily from the receipt of late payment fees associated with the sale of the Landers license. No other income or expense was recorded in 2004.

Gain or Loss on Sale of Property
In 2005, we had a net loss from the sale and or disposition of the non-abrasive drilling equipment in the normal course of business of $93,000. In 2004, we recognized a loss of only $11,000.

Interest Expense
Interest expense increased by $90,000 to $195,000 for the year ended December 31, 2005 compared to $105,000 for the year ended December 31, 2004. The increase in interest expense can be attributed to an average debt outstanding for the year ended December 31, 2005 of approximately $1.1 million compared to average debt outstanding of approximately $0.7 million for the year ended December 31, 2004.

Net Loss
The net loss for the year ended December 31, 2005 decreased to $2.9 million from $8.8 million for the year ended December 31, 2004. The $5.9 million decrease is attributable to the major items explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that tax benefits will not be realized.

Liquidity and Capital Resources
As of December 31, 2005 and 2004, our cash balance was $836,000 and $267,000, respectively, an improvement of $569,000. The improved cash balance at December 31, 2005 was generated primarily by the sale of the Landers Master License for a total of $1.8 million and stock sales of $780,000 that were utilized to pay debt and to fund operations. We have $350,000 of convertible notes that became due on December 31, 2005 and a $50,000 note that is due on demand. In addition, we have $200,000 of convertible notes with related parties that mature on May 31, 2006. Both sets of convertible notes are convertible into common stock at the rate of one share for each $2.00 of principal and interest outstanding. The $350,000 of December Notes were exchanged for stock in January 2006. In addition, the maturity date on the $1 million AFJ Rig loan was extended from September 2006 to March 31, 2007 and is now reflected as a long term liability.

We are also subject to significant contingent liabilities as more fully described in the Notes to the Financial Statements (See Financial Note 15).

Our cash balance as of March, 2006 is approximately $470,000.We are in an early stage of development and are rapidly depleting our cash resources, therefore we have determined that we will need to raise additional financing in the short term to continue in operation and fund future growth. We currently plan to raise additional financing in the quarter ending June 30, 2006. The use of stock for currency in financing or making acquisitions has been heavily curtailed while we have been under SEC investigation. (See Financial Note 16) If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

Capital Expenditures
We expended $970,000 in 2005 for the building of the first rig utilizing the AFJ cutting technology. As of December 31, 2005, we had approximately $230,000 of commitments towards this project, including spare parts. The project has been financed from Notes and working capital. Capital expenditures for 2005 were $970,000 as compared to $4,000 from 2004. Capital expenditures for 2005 include the development and construction of the first AFJ mobile drilling unit. We do not anticipate significant additional expenditures for Blast Rig #1 during 2006, but depending on customer acceptance of our services, expect to make decisions with respect to building additional rigs this year.

Research and Development, Patents and Licenses
We believe our future success depends on the ability to effectively utilize the lateral drilling technology obtained in a license granted by Mr. Landers and the AFJ technology currently under ownership and development jointly with Alberta Energy. See “Patents and Licenses” in the Description of Business section of this Form 10-KSB.

Item 7. Financial Statements

Index to Financial Statements

Page
Report of Independent Registered Public
Accounting Firm	35

Balance Sheet at December 31, 2005	36

Statements of Operations
Years ended December 31, 2005 and 2004	37

Statements of Stockholders’ Deficit
Years ended December 31, 2005 and 2004	38

Statements of Cash Flows
Years ended December 31, 2005 and 2004	40

Notes to Financial Statements	41 - 57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blast Energy Services, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Blast Energy Services, Inc. as of December 31, 2005 and the related statements of operations, stockholders’ deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of Blast Energy’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blast Energy Services, Inc. as of December 31, 2005 and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Blast will continue as a going concern. As discussed in Note 2 to the financial statements, Blast suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

March 22, 2006

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
BALANCE SHEET
December 31, 2005

Assets
Current Assets
Cash	$835,978
Accounts Receivable, net of allowance for doubtful accounts of $10,290	156,437
Other Assets	231,413
Current Assets	1,223,828
Intangible assets, net of $27,857 of accumulated amortization	1,142,143
Property & equipment, net of $22,416 of accumulated depreciation	977,269
Total Assets	3,343,240

Liabilities and Stockholder’s Deficit
Current Liabilities
Accounts payable	$622,396
Accrued expenses	533,842
Deferred revenue	131,425
Notes payable-related parties, net of unamortized discount of $14,814	185,186
Notes payable-other	395,000
Total Current Liabilities	1,867,849
Long Term Liabilities
Advances-related parties	1,000,000
Note payable-other	500,000
Deferred revenue, less current portion	6,780
Total Liabilities	3,374,629

Commitments and Contingencies	-
Stockholders’ Deficit
Common stock, $.001 par value, 100,000,000 shares authorized, 42,060,477 shares issued and outstanding	42,060
Additional paid in capital	29,855,409
Accumulated deficit	(29,928,859)
Total Stockholders’ Deficit	(31,390)
Total Liabilities and Stockholders’ Deficit	$3,343,240

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
STATEMENTS OF OPERATIONS
Years ended December 31, 2005 and 2004

	2005	2004
Revenue:
Satellite Communications	$1,131,967	$714,634
Down-hole Solutions	27,491	738,710
Total Revenue	1,159,458	1,453,344

Cost of Services Provided:
Satellite Communications	824,505	720,912
Down-hole Solutions	493,209	868,160
Total Cost of Services Provided	1,317,714	1,589,072

Gross Margin (Deficit)	(158,256)	(135,728)

Operating Expenses:
Selling, general and administrative	2,847,212	4,752,391
Depreciation and amortization	119,306	512,706
Bad debts	10,000	73,249
Asset impairment	-	3,175,833
Operating loss	(3,134,774)	(8,649,907)

Other (Income) Expense	(560,912)	-
Interest expense	195,121	105,053
(Gain) loss on sale of equipment	93,247	11,237
Interest income	(4)	(89)
Total other (income) expense	(272,548)	116,201

Net Loss	$(2,862,231,)	$(8,766,108)

Basic and diluted loss per share	$(0.08)	$(0.28)
Weighted average shares outstanding	37,480,228	31,415,041

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2005 and 2004

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balances at December 31, 2003			29,627,265	$29,627

Shares issued for:
Cash, net of fundraising costs			829,500	830
Services			47,950	48
Accounts payable			104,000	104
Notes payable, accrued interest & licensing fees			300,000	300
Cash exercise of warrants and options			1,207,198	1,207
Prior fundraising agreement			277,778	278
Lawsuits settlements			1,050,000	1,050
Fair value of options and warrants issued for services

Net loss

Balances at December 31, 2004	-	-	33,443,691	$33,444

Shares issued for:
Cash, net of fundraising costs			900,000	900
Services			673,903	674
Technology acquisition			3,000,000	3,000
Cash exercise of warrants and options			675,000	675
Prior fundraising agreement			448,800	449
Notes payable, accrued interest and salaries			1,185,750	1,185
Lawsuit settlements			1,733,333	1,733
Option expense
Warrant expense

Net loss

Balances at December 31, 2005	-	-	42,060,477	$42,060

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2005 and 2004

	Paid-In Capital	Retained Deficit	Totals

Balances at December 31, 2003	21,743,321	(18,300,519)	3,472,429

Shares issued for:
Cash, net of fundraising costs	633,170		634,000
Services	(48)		-
Accounts payable	51,873		51,977
Notes payable, accrued interest & licensing fees	1,919,700		1,920,000
Cash exercise of warrants and options	80,010		81,217
Prior fundraising agreement	(278)		-
Lawsuits settlements	836,950		838,000
Fair value of options and warrants issued for services	735,421		735,421

Net loss		(8,766,108)	(8,766,108)

Balances at December 31, 2004	26,000,119	$(27,066,627)	$(1,033,063)

Shares issued for:
Cash, net of fundraising costs	539,100		540,000
Services	309,385		310,059
Technology acquisition	1,167,000		1,170,000
Cash exercise of warrants and options	74,725		75,400
Prior fundraising agreement	216,051		216,500
Notes payable, accrued interest and salaries	468,593		469,778
Lawsuit settlements	711,767		713,500
Option expense	100,000		100,000
Warrant expense	268,669		268,669

Net loss		(2,862,233)	(2,862,233)

Balances at December 31, 2005	29,855,409	$(29,928,858)	$(31,390)

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities
Net loss	$(2,862,231)	$(8,766,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	1,193,133	1,573,192
Release of deferred revenue from litigation settlement	-	(565,750)
Option and warrant expense	368,669	544,579
Amortization of note discount	117,630	58,398
Depreciation and amortization	119,306	512,706
Guarantee of third party debt	-	(300,000)
Loss (gain) on sale of property	93,247	11,237
Asset impairment charge	-	3,175,833
Note issued for settlement	500,000	-
Bad debts	-	73,249
Changes in:
Accounts receivable	1,327,289	132,131
Other current assets	(187,337)	-
Accounts payable	(91,130)	473,437
Accrued expenses	(670,002)	787,767
Deferred revenue	(198,399)	15,039
Customer deposit	(276,850)	208,568

Net Cash Used In Operating Activities	(566,675)	(2,115,722)

Cash Flows From Investing Activities
Purchase of equipment	(970,298)	(3,705)
Proceeds from sale of equipment	255,734	12,500

Net Cash Provided By Investing Activities	(714,564)	8,795

Cash Flows From Financing Activities
Proceeds from sales of common stock	779,900	634,000
Proceeds from exercise of options and warrants	75,400	81,217
Proceeds from advances by advanced parties	1,000,000	-
Proceeds from notes payable, related parties	-	345,000
Proceeds from notes payable	(5,000)	475,000
Payments on notes payable, related parties	-	(35,000)
Payments on note payable related to license	-	(500,000)

Net Cash Provided By Financing Activities	1,850,300	1,000,217

Net change in cash	569,061	(1,106,710)
Cash at beginning of year	266,917	1,373,627

Cash at end of year	$835,978	$266,917

Cash paid during the year for:
Interest	$83,311	$-
Income taxes	-	-

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Business. The Company was formed in California on April 7, 1999. The Company entered into a merger agreement with Reconstruction Data Group, Inc. in July 2003, the principal effect of which was to make the company, after the transactions, a publicly traded company. Effective June 6, 2005, the Company changed its name to Blast Energy Services, Inc. (“Blast”) from Verdisys, Inc. in part to reflect its focus on the energy service business. Management believes such a name change creates better name recognition related to the types of service that it intends to provide and the ability to trademark new applications and services in a way to uniquely identify them with our company. In June 2003, Blast began selling a lateral drilling technique using high pressure water jetting for the enhancement and production of oil and gas reserves using licensed technology acquired in April 2003.

In 2005 and 2004, Blast provided lateral jetting services through the utilization of its drilling rigs by oil and gas operators primarily in Texas and Louisiana. Blast also provided satellite services to oil and gas companies throughout North America and West Africa.

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

Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. Revenue is derived from sales of satellite hardware, satellite bandwidth, satellite service and lateral drilling services. Revenue from satellite hardware is recognized when the hardware is installed. Revenue from satellite bandwidth is recognized evenly over the term of the contract. Revenue from satellite service is recognized when the services are performed. Blast provides no warranty but sells commercially obtained 3 to 12 month warranties for satellite hardware. Blast has a 30 day return policy. Revenue for lateral drilling services is recognized when the services are performed and collectibility is reasonably assured and when collection is uncertain, revenue is recognized when cash is collected.

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

Impairment of Long-Lived Assets. Blast reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Blast assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Stock Options and Warrants. Blast accounts for all stock-based employee compensation plans in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which permits the measurement of compensation expense in accordance with Accounting Principles Board Opinion 25 Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. Blast accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the fair value of the services received or the fair value of the equity instruments issued whichever value is more reliably measurable.

	2005	2004
Net loss as reported	$(2,862,231)	$(8,766,108)
Add: intrinsic value of stock-based compensation	-	245,829
Less: stock based compensation determined
under fair value-based method	(354,290)	(2,337,230)
Pro forma net loss	$(3,216,521)	$(10,857,509)

Basic and diluted net loss per common share:
As reported	$(.08)	$(.28)
Pro forma	(.09)	(.35)

The weighted average fair value of the stock options granted during 2005 and 2004 was $.08 and $1.78, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 69% to 153% and (4) zero expected dividends.

Income Taxes. Blast utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

Earnings Per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. Blast has incurred net losses for the years ended December 31, 2005 and 2004 and has, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which and entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123 shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the Company’s calculation of the pro forma impact on net income of FAS 123 included in Note 1 above.

Reclassifications. Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a net loss of $2.9 million for the year ended December 31, 2005, has an accumulated deficit of $29.9 million and a working capital deficit of $0.6 million as of December 31, 2005 and has several significant future financial obligations. These conditions create an uncertainty as to Blast’s ability to continue as a going concern. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.

NOTE 3 - EQUIPMENT

Equipment consisted of the following at December 31, 2005:

Description	Life	Amount
Rig under construction	12 years	$ 944,355
Computer equipment	3 years	31,246
Automobile	4 years	19,300
Service Trailer	5 years	4,784
		$ 999,685
Less: accumulated depreciation		(22,416)
		$ 977,269

During the first quarter of 2005, one of Blast’s three rigs was transferred to Maxim TEP under the terms of the Technology Assignment Agreement. In October 2005, Blast conveyed the second of its Landers technology rigs to Edge Capital as part of the Settlement Agreement & Mutual Release entered into between the parties. In December 2005 the remaining rig and related spare parts, was transferred to Maxim TEP (See Note 4).

Depreciation expense totaled $91,449 and $159,352 in 2005 and 2004, respectively.

NOTE 4 - INTELLECTUAL PROPERTY (“IP”)

Blast entered into a license agreement on April 23, 2003 for the exclusive use of the Landers lateral drilling process. On March 8, 2005, Blast assigned its rights in that license to Maxim TEP, Inc. (“Maxim”) along with all current and future assignments, sublicenses or territorial royalty pertaining to the license. The President and CEO of Maxim is Dan Williams, a former President and CEO of Blast. As consideration, Maxim has paid $1,300,000 in principal payments and $500,000 in penalties for extending the payment deadlines and released a $270,000 credit obligation we owed to Maxim. We will retain a non-exclusive sublicense interest in the Landers license, as long as we pay all required royalties on which the Landers Horizontal Technology is utilized. The carrying value of the IP was impaired by $3,175,000 at December 31, 2004 to recognize the sale of the license.

In connection with the assignment, Blast sold two of its three drilling rigs for the release of a customer deposit obligation that Blast owed Maxim. Maxim took delivery of the first rig during the first quarter and the second rig was delivered to Maxim in the fourth quarter. The rigs were sold as a package and the gain on the sale of the first rig of $41,890 had been deferred and Blast recognized as a loss on the second rig in the fourth quarter. Blast continued to depreciate the second rig until its delivery to Maxim in the fourth quarter. The Equipment asset includes the cost incurred to date for the abrasive fluid jetting rig that is currently under construction.

On July 15, 2005, Blast entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, LLC (“BMC”), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. As of December 31, 2005, Blast received $1,000,000 in funding under this agreement. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90% to Blast and 10% to BMC for a ten-year period following repayment. After ten years, Blast will receive all of the revenue from the rig. The loan, which carries an average interest rate of 7.4%, has a senior and subordinated structure due September 15, 2006 and September 30, 2006, respectively. In February 2006, Blast and Berg McAfee Companies, our major shareholder, mutually agreed to extend the Maturity Date of the AFJ Rig Loans from September 2006 to March 31, 2007. BMC also has the option to fund an additional three rigs under these commercial terms.

On August 25, 2005, Blast entered into a purchase agreement with Alberta Energy Holdings Inc. (“Alberta”) to purchase a one-half interest in Alberta’s Abrasive Fluid Jet (“AFJ”) cutting technology. The purchase agreement replaces in its entirety an October 2004 licensing agreement between Blast and Alberta. Blast issued to Alberta 3,000,000 restricted shares of its common stock and 750,000 warrants exercisable at $.45 per share for the purchase of Blast common shares. The warrants are exercisable at such time as a minimum of $225,000 in revenue has been received by operation of Blast Rig # 1, and expire three years from date of issuance. The fair value of the award will be measured and recognized at which time Blast achieves the $225,000 revenue mark. In addition, one half of Blast’s 50% share of the revenue stream from licensing of the technology shall be paid to Alberta, in addition to Alberta’s own one-half, until Alberta has received $2 million. Thereafter, Blast and Alberta will share licensing revenue equally. Blast shall not own its full 50% in the technology until all of the $2 million has been paid, but shall own a 20% interest initially with ownership increasing at the same percentage as the $2million dollars is paid to Alberta. Royalties are payable to Alberta at the rate of $2,000 per well or 2% of gross revenues received, whichever is greater, for each well bore in which Blast uses the technology. The agreement shall remain in effect for the commercial life of the technology. Alberta also has agreed to continue the provision of consulting services to Blast at the rate of $10,000 per month through December 31, 2005.

At December 31, 2005 the total cost of the Intellectual Property was $1,170,000 with $27,857 of accumulated amortization. The IP, composed of the 50% ownership in the Alberta technology, is being amortized on a straight-line method over the life of the patent, which is 14 years.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at December 31, 2005 consisted of the following:

Description	Amount
Accrued payroll	$ 221,951
Director fees	135,500
Interest	61,332
Other	115,059
$ 533,842

NOTE 6 - DEFERRED REVENUE

Blast bills some of its satellite bandwidth contracts in advance over periods ranging from 3 to 36 months. Blast recognizes revenue evenly over the contract term. Deferred revenue related to satellite services totaled $131,425, of which $119,880 will be recognized in the next twelve months.

NOTE 7 - ADVANCES - RELATED PARTIES

During 2005, under the agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, funded primarily by Eric McAfee and Clyde Berg, each of whom are considered significant holders of Blast, $1 million rig funding was received (see note 4). The loan matures on March 31, 2007.

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at December 31, 2005 consisted of the following:

Convertible promissory notes with related individual and entity, 8%, maturing on May 31, 2006, issued in connection with 100% warrant coverage to purchase Blast common stock at $.001 per share until October 26, 2005, conversion rate of one share of common stock for every $2.00 of outstanding principal and unpaid interest.	$200,000
Less: discount for warrants	(23,840)
$176,160

NOTE 9 - NOTES PAYABLE

Notes payable at December 31, 2005 consisted of the following:

Convertible promissory notes, 8%, maturing on December 31, 2005, issued in connection with 100% warrant coverage to purchase Blast common stock until December 31, 2005, conversion rate of one share of common stock for every $2.00 of outstanding principal and unpaid interest.	$350,000
Note payable, individual, 10%, due on demand	45,000
$395,000

NOTE 10 - RELATED PARTY REVENUES

Energy 2000 NGC, Inc. (“Energy 2000”) is a subsidiary of Berg McAfee Energy, LLC, a wholly owned subsidiary of Berg McAfee Companies. Berg McAfee Companies are beneficial owners of 24% of Blast and Eric McAfee is a former Vice Chairman and CEO of Blast. In April 2003, Blast signed a drilling service contract with Energy 2000, whereby Energy 2000 would have paid Blast a minimum of $1,800,000 for lateral drilling of 45 wells. In September, 2003 Blast entered into another contract with Energy 2000 for an additional 57 wells with terms similar to the original contract. This contract was suspended for lack of payment.

Blast billed $666,250 and $153,960 to Energy 2000 and NGS, respectively, for services performed in 2003. Blast received $397,500 and $130,000, respectively. However, Blast has inadequate documentation to substantiate whether some of the services were performed. For Energy 2000, Blast was able to substantiate $328,750 of revenue leaving $68,750 in deferred revenue. Blast billed $20,547 and $2,000 to Energy 2000 and NGS, respectively, for expenses incurred in 2004. The amount billed to Energy 2000 was deemed uncollectible and the amount billed to NGS was collected. As of December 31, 2004, deferred revenues from related parties totaled $0. In October 2004, Blast entered into an agreement with Berg McAfee Companies, Energy 2000 and Eric McAfee to settle several outstanding legal issues. Under the agreement, Blast is entitled to retain the $68,750 and Energy 2000 has waived all claims to the funds.

NOTE 11 - INCOME TAXES

During 2005 and 2004, Blast incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $16,500,000 at December 31, 2005, and will expire in the years 2019 through 2025.

At December 31, 2005, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$5,880,000
Less: valuation allowance	(5,880,000)
Net deferred tax asset	$0

The change in the valuation allowance for the years ended December 31, 2005 and 2004 totaled $420,000 and $1,800,000, respectively.

NOTE 12 - COMMON STOCK

In June 2005, Blast shareholders approved the increase in the number of authorized common shares from 50 million to 100 million.

During 2004, Blast issued 3,816,426 shares of common stock as follows:
•
829,500 shares issued in a series of private placement offerings for total proceeds of $634,000. Two year warrants to purchase 71,800 shares of common stock at a price of $2.00 per share were issued in connection with one of the private placements. The proceeds were allocated between the common stock and the warrants based on their respective relative fair values. Offering costs consisted of 17,950 shares of common stock and 7,180 warrants exercisable at $2.00 per share until August 23, 2006.

•	47,950 shares issued in payment of legal and consulting services in connection with private placements.
•	104,000 shares issued in payment of accounts payable valued at $51,977.
•	300,000 shares issued in repayment of notes payable, accrued interest and licensing fees valued at $1,920,000.
•
1,207,198 shares issued as a result of cash exercise of warrants and options valued at $81,217. The exercised warrants included a cashless exercise of 400,000 warrants for 395,022 shares of common stock.

•	277,778 shares issued pursuant to a prior period fundraising agreement.
•	1,050,000 shares issued as a result of lawsuit settlements valued at $838,000.

During 2005, Blast issued 8,616,786 shares of common stock as follows:
•	900,000 shares issued in a private placement offering for total proceeds of $540,000.
•	613,903 shares issued in payment of legal and consulting services valued at $286,659.
•	3,000,000 shares issued in connection with a technology acquisition valued at $1,170,000.
•	675,000 shares issued as a result of cash exercise of warrants and options valued at $75,400.
•	508,800 shares issued pursuant to a prior period fundraising agreement valued at $239,900.
•	1,185,750 shares issued in repayment of notes payable, accrued interest and salaries valued at $469,778.
•	1,733,333 shares issued as a result of lawsuit settlements valued at $713,500.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Options

During 2004, Blast issued 1,152,000 options as follows:
•	230,000 options vesting over 12 months were issued to officers at market price of $4.28.
•	80,000 options vesting at grant date were issued to non-employee directors at market price of $4.28.
•	72,000 options vesting quarterly over one year, were issued to non-employee directors at market price of $2.20.
•	770,000 options vesting quarterly over 3 years were issued to officers at market price of $0.90.

During 2005, Blast issued 2,412,000 options as follows:
•
270,000 ten-year options, vesting quarterly over 36 months, issued to employees at market prices of $0.38 to $0.50. 80,000 of these options were subsequently cancelled upon the termination of employment.

•	72,000 ten-year options, vesting over 12 months, issued to non-employee directors at market price of $0.38.
•	900,000 options, vesting at grant date at an exercise price of $0.10, relating to a settlement agreement were reinstated, of which only 300,000 may be exercised in the first year.
•	1,170,000 ten-year options issued to employees at market price of $0.80. 1,000,000 vest quarterly over 30 months and 170,000 vest quarterly over 36 months.

Warrants

Blast issues warrants to non-employees from time to time. The board of directors has discretion as to the terms under which the warrants are issued. All warrants vest immediately unless specifically noted in warrant agreements.

During 2004, Blast issued warrants to purchase 780,980 shares of common stock as follows:
•
37,000 warrants, with an exercise price of $2.00 and a one year term, were issued in connection with one year promissory notes totaling $185,000. The notes have been discounted for the relative fair value of the warrants.

•
78,980 warrants, with an exercise price of $2.00 and a two-year term, were issued in connection with the raise of funds in a private placement offering that raised $359,000. The warrants were recorded as part of the offering costs of the private placement.

•
100,000 warrants, with an exercise price of $0.001 and a one-year term, were issued in connection with convertible notes totaling $200,000. The notes have been discounted for the relative fair value of the warrants.

•
75,000 warrants, with an exercise price of $0.01 and a two-year term, were issued to third party lenders in connection with a $150,000 convertible note. The notes have been discounted for the relative fair value of the warrants.

•
140,000 warrants, 20% of which vested immediately and the balance vesting at the rate of 20% every 90 days thereafter, with an exercise price of $0.80 and a two-year term were issued to subcontractors.

•
100,000 warrants, with an exercise price of $0.001 and a one-year term, were issued in connection with convertible notes totaling $200,000. The notes have been discounted for the relative fair value of the warrants.

•	250,000 warrants, with an exercise price of $0.50 and a three-year term, were issued as part of a licensing agreement. The fair value was expensed in 2004.

There were no warrants issued during 2005.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at
December 31, 2003	4,112,376	$1.35	4,424,715	$0.38

Year ended December 31, 2004:
Granted	1,152,000	1.89	780,980	0.48
Exercised	(369,583)	0.10	(837,605)	0.10
Forfeited	(2,481,113)	1.47	(573,871)	0.18

Outstanding at
December 31, 2004	2,413,680	1.67	3,794,219	0.49

Year ended December 31, 2005:
Granted	1,512,000	0.71	2,348,800	0.82
Exercised	-	-	(675,000)	0.11
Reinstated	900,000	0.56	-	-
Forfeited	(386,888)	0.12	(1,647,833)	0.18

Outstanding at
December 31, 2005	4,438,792	$1.36	3,820,186	$0.90

Options outstanding and exercisable as of December 31, 2005:
	- - Outstanding - -
Exercise Price	Number of Shares	Weighted Average Remaining life	Exercisable Number of Shares
$ 0.10	1,854,792	8.9 years	1,709,346
4.28	310,000	9 years	252,500
2.20	72,000	9 years	36,000
0.38	72,000	10 years	72,000
0.40	190,000	10 years	190,000
0.80	1,170,000	10 years	1,170,000
0.90	770,000	10 years	128,333
	4,438,792		3,558,179

Warrants outstanding and exercisable as of December 31, 2005:
	- - Outstanding - -
Exercise Price	Number of Shares	Weighted Average Remaining life	Exercisable Number of Shares
$ 0.01 - 0.50	735,889	1.0 years	735,889
1.00	2,683,800	2.4 years	2,683,800
2.00	317,163	1.1 years	317,163
6.00	83,334	3.0 years	83,334
	3,820,186		3,820,186

NOTE 14 - CONCENTRATIONS

One customer accounted for 25% and 9% of total revenues in 2005 and 2004, respectively. Related parties accounted for 0% and 2% of total revenues in 2005 and 2004, respectively.

Blast at times has cash in bank in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2005, Blast had $735,978 in cash in excess of FDIC insurance limits.

Blast performs ongoing credit evaluations of its customers’ financial condition and does not generally require collateral from them.

NOTE 15 - COMMITMENTS & CONTINGENCIES

Under the terms of the Landers lateral drilling license (see Note 4), Blast is obligated to pay a royalty of $500 for every well in which that technology is utilized. The Landers license expires upon the expiration of the underlying patents, the earliest date being October 2013.

In November 2004, Blast entered into a worldwide licensing agreement with Alberta. The licensing agreement was replaced in its entirety in August 2005 when Alberta sold up to 50% of its interest in the AFJ technology. In return, Blast agreed to award 3 million shares of Blast stock to Alberta and to fix the price of the 1 million previously awarded warrants. Blast also agreed to pay a royalty to Alberta based on the greater of 2% of gross revenues or $2,000 per well. The agreement awarded Blast 20% ownership, which would accrete to 50% based upon license revenue sharing provisions. (See Note 4)

Three of Blast’s employees are under employment agreements. One agreement was entered into June 2003 and provides for a base salary of $150,000 in year one, $180,000 in year two and $210,000 in year three. This agreement has been amended to provide a base of $175,000. The other agreements have a one year term but provide for one year renewals. One of the agreements is for a minimum base salary of $185,000, while the other agreement provides for a $20,000 escalation for two years from the original base salary of $175,000 in 2004. These agreements have been amended to provide a base of $200,000.

On August 25, 2005, Blast amended its AFJ Construction Agreement, under which Alberta will engineer, design, source and build the AFJ Rig, to provide for a lump-sum price of $900,000 rather than the earlier price of $850,000. Under the agreement the first $100,000 of budget overruns will be borne by Alberta, with additional overruns being the responsibility of Blast. As of December 31, 2005, Blast had expended $944,355 towards the rig under construction and anticipates the total cost to approximate $1.2 million.

NOTE 16 - LITIGATION

Claims by Investor (Partial Settlement)
In February 2005, we entered into an Agreed Judgment and Order of Severance with Gryphon Master Fund, L.P. (“Gryphon”) as to all breach of contract claims related to our delay in registering common stock acquired by Gryphon in October 2003. Under the terms of the Agreed Judgment, we were obligated to pay $500,000 to Gryphon and has satisfied this obligation, resulting in a discharge of the agreed judgment. In connection with the lawsuit, Gryphon has alleged, among other things, securities fraud by us. In connection with the lawsuit, Gryphon requested actual damages, punitive damages, interest, cost and attorneys’ fees among other claims. Gryphon has made a settlement demand on the company for $2.1 million, which it purports to represent the actual damages it has sustained. If Gryphon prevails on the remaining claims, it may obtain significant damages that may have a material adverse effect on our financial condition.

Securities and Exchange Commission Investigation
Blast received notice in January 2004 that the Securities and Exchange Commission (“SEC”) has initiated a formal investigation into its reporting practices and public statements about Blast in 2003.

The SEC has requested substantiation and documentary evidence from Blast concerning the performance of certain lateral drilling services by subcontractors in the period from May 2003 to September 2003, supervision of such services by Blast‘s executive management at the time, revenue recognition related to the performance of such services, the third quarter 2003 earnings restatement, public statements concerning the services performed, and related matters. The SEC has also requested information and documentary evidence related to Blast’s acquisition of certain assets of QuikView, Inc., a related party company, in June, 2003. In its letters to Blast requesting documents, the SEC stated that the staff’s inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any persons, company or security.

Since December 2003, Blast has taken several steps to address issues related to the SEC’s inquiries, including the termination and replacement of the previous Chief Executive Officer and Chief Operating Officer and the reassignment of its Chief Financial Officer. Two directors have resigned from the Blast‘s board and Blast has appointed a new CFO. Internal controls have been strengthened overall, particularly with respect to the public release of Blast information and the recognition of revenue. Blast had also initiated an internal investigation of the matters of concern to the SEC. Consequently, Blast restated its second and third quarter financial statements for fiscal year 2003 and deferred all revenue related to the aforementioned period until such time that it can substantiate whether or not the services were performed.

Blast is cooperating fully with the SEC, including the provision of numerous documents and voluntary testimony by its current executives. In December 2004, the staff of the SEC notified Blast that it was considering recommending that the SEC bring a civil injunction (including a possible permanent injunction and a civil penalty) against Blast alleging violations of provisions of the Sections 10(b), 13(b)(2)(A), 13(b)(2)(B) and 15(d) of the Securities Exchange Act of 1934 and rules promulgated thereunder in connection with the purchase and sale of securities of Blast, recordkeeping, internal controls, certification and disclosure obligations. Blast was notified of its right to make a Wells submission. Blast has provided information to the SEC setting forth the specific steps it has taken to upgrade the quality and effectiveness of its board of directors, replace the previous management team with industry experts, improve its recordkeeping, internal and disclosure controls, and revenue recognition procedures. Although Blast is working to bring the matter to a prompt conclusion, it cannot make any assurance that the investigation will be resolved positively or that it will not have negative effects on Blast‘s limited resources or its ability to raise capital and use its stock as acquisition currency during the period of the investigation.

General
Blast has never been in bankruptcy, receivership or any similar legal proceeding. Other than the aforementioned legal matters, Blast is not aware of any other threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

As part of its regular operations, Blast may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters. Although Blast can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the company, except as described above, Blast believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on Blast‘s financial condition or results of operations.

NOTE 17 - NON-CASH TRANSACTIONS FOR CASH FLOW STATEMENTS

	2005	2004
Conversion of notes payable and accrued interest to common stock	$ 251,888	$ 1,184,808
Stock issued for AFJ technology	1,170,000	-
Exchange of equipment for customer deposit	175,000	-
Exchange of equipment for accounts payable	3,883	-
Conversion of accounts payable to common stock	24,916	-
Discount on notes payable	224,960	133,746

NOTE 18 - BUSINESS SEGMENTS

Blast has two reportable segments: (1) Down-hole Solutions and (2) Satellite Communications. A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The table below reports certain financial information by reportable segment:

	For the Years Ended December 31,
	2005	2004
Revenues from external customers
Down-hole Solutions	$ 27,491	$ 738,710
Satellite Communications	1,131,967	714,634
	$ 1,159,458	$ 1,453,344

Operating loss [1]
Down-hole Solutions	$ (778,665)	$ (1,521,185)
Satellite Communications	467,142	(195,521)
Corporate	(2,823,381)	(6,933,201)
	$ (3,134,774)	$ (8,649,907)

1 - Operating loss is total operating revenue less operating expenses, selling general & administrative expenses, depreciation and amortization, bad debts, impairment expense and does not include other income and expense or income taxes.

 Blast assets at December 31, 2005 and 2004 were as follows:

	For the Years Ended December 31,
	2005	2004
Down-hole Solutions	$ 2,136,802	$ 1,854,643
Satellite Communications	180,582	73,936
Corporate	1,025,856	313,541
	$ 3,343,240	$ 2,242,120

All of Blast‘s long-term assets are attributable to North America.

The following table sets forth financial information with respect to Blast’s revenues by geographic area:

	2005	2004

United States	$ 978,582	$ 1,279,053
Africa	180,876	174,291
	$ 1,159,458	$ 1,453,344

NOTE 19 - SUBSEQUENT EVENTS

In January 2006, Blast issued (in lieu of cash) 13,784 shares of common stock for the payment of 4th quarter, 2005 interest on Convertible Promissory Notes at $.80 per share (the average five-day closing price at year end).

In January 2006, holders of four Convertible Promissory Note Agreements dated July 23, 2004 totaling $350,000 converted their note principal amounts which were due on December 31, 2005, into shares of Company stock in lieu of cash payment. The original conversion terms including warrants, but excluding 8% interest, would equate to a $1.00 per share investment value. The conversion includes a premium in the number of shares converted in order to lower the value of the holder’s investment to $.60 per share, which is the same price of the Company’s December 2005 private placement. Blast issued 175,000 shares of common stock related to the conversion of the $350,000 in notes at a conversion price of $2.00 per share and 233,333 shares of common stock related to the premium on the conversion.

In January 2006, Blast issued 28,000 shares of its common stock to a warrant holder who exercised their warrant option at an exercise price of $2,800.

In February 2006, Blast and Berg McAfee Companies, our major shareholder, mutually agreed to extend the Maturity Date of the AFJ Rig Loans from September 2006 to March 31, 2007.

In February 2006, Blast issued 449,100 shares of its common stock to warrant holders who exercised their warrants at an average exercise price of $0.20 and generating proceeds of $91,910.

In March 2006, Alberta Energy Partners accelerated the revenue sharing provisions of the Technology Purchase Agreement and assigned the full 50% ownership of the AFJ technology to Blast effective immediately. Blast had previously owned only 20% and the remaining 30% balance had been contingent upon the sharing of future revenues.

Item 8. Changes In / Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a. Controls and Procedures

Our management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  This evaluation was conducted as of December 31, 2005. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that (i) information required to be disclosed by Blast in the reports that it files or submits under the Exchange Act is accumulated and communicated to Blast management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) information required to be filed in the reports it files or submits is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

The Audit Committee, along with management, has reinforced internal controls and has implemented stringent policies regarding business engagements and activities.  These policies and procedures cover the areas of approval and authority limits, segregation of duties, internal audit procedures, revenue recognition, contractual commitments, documentation and customer acceptance, and staggered levels of internal checks and balances.  Operating documents, such as the “Blast Energy Accounting Operations Manual,” “Employee Handbook” and “Approval Authorities” have been revised and adopted to describe such policies and train personnel. Since the earnings restatement in November 2003, the Committee has increased the frequency of its meetings and has directly reviewed and approved internal policies and procedures. They have also been directly involved in recruiting key personnel, namely a new CFO, a new controller and meeting with our auditors.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and has discussed with the independent accountant the independent accountant’s independence. Based on the review and discussions conducted by the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for filing with the Commission.

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

Name	Age	Current Position	Year First Became Director
David M. Adams	54	President & Co-CEO	N/A

John O’Keefe	57	Co-CEO & CFO	N/A

John R. Block	71	Director[1]	2000

Roger P. (Pat) Herbert	59	Director	2005

Joseph J. Penbera, Ph.D.	58	Director[1]	1999

Frederick R. Ruiz	62	Director	1999

O. James Woodward, III	70	Chairman of the Board[1]	1999

1 - Member of Audit Committee

Statements below pertaining to the time at which an individual became one of our directors, executive officers or founders refers to the time at which the respective individual achieved his respective status with our predecessor in interest, Verdisys, Inc.

David M. Adams has served as our President and COO since January 2004, and became Co-CEO in May 2004. From 1989 to 2000, Mr. Adams served as General Manager of Baker Hughes, E&P Solutions, and from 2001 to 2004; he served as President and General Manager of Subsea Mudlift Drilling Co., LLC, a subsidiary of Hydril Co., LP. Mr. Adams has a degree in petroleum engineering from the University of Texas and is a registered Professional Engineer.

John O’Keefe has served as our Executive Vice President and CFO since January 2004 and became Co-CEO in May 2004. From 1999 to 2000, Mr. O’Keefe served as Vice President of Investor Relations of Santa Fe Snyder, and from 2000 to 2003, he served as Executive Vice President and CFO of Ivanhoe Energy. Mr. O’Keefe has a B.A. in Business from the University of Portsmouth, is a Chartered Accountant and graduated from the Program for Management Development (PMD) from the Harvard Graduate School of Business in 1985 under sponsorship of Sun Oil Company.

John R. Block has served as a director since May 2000. He currently serves as Senior Legislative Advisor to Olsson, Frank and Weeda, P.C., an organization that represents the food industry. Prior to that, Mr. Block served as Secretary of Agriculture for the U.S. Department of Agriculture from 1981 to 1986. He currently serves as a director of John Deere and Co. and Hormel Foods Corp.

Roger P. (Pat) Herbert was elected to the Board at the 2005 Annual Meeting held June 6, 2005. He has worked in the energy services business for nearly 30 years. He is currently serving as a Director and CEO for JDR Cable Systems (Holdings) Ltd - a position he has held since 2002. Prior to that, he served as COO of Petris Technology for a year and before that he was the Chairman & CEO of GeoNet Energy Services, a company he founded in 2000. Prior to 2000 Mr. Herbert had worked with International Energy Services, Baker Hughes and Smith International. Herbert received his M.B.A. from Pepperdine University, his B.S.E. from California State University-Northridge and is a registered professional engineer in the State of Texas.

Joseph J. Penbera, Ph.D. co-founded our company and has served as a director since its inception in April 1999. Since 1985, he has been a Professor of Business at California State University, Fresno, where he previously served as Dean of the Craig School of Business, and was appointed a Senior Fulbright Scholar in 2005. Dr. Penbera was Senior Economist at Westamerica Bank, Regency Bancorp and California Bank from 1999 to 2002. Dr. Penbera is on the board of Gottschalks, Inc., a publicly traded regional department store and Rug Doctor, Inc. Dr. Penbera received his Ph.D. from American University, his M.P.A. from Bernard Baruch School and his B.A. from Rutgers University.

Frederick R. Ruiz has served as a director since its inception in April 1999. He co-founded Ruiz Food Products, Inc., a privately held frozen food company in 1964 and has served as Chairman of the Board since 1998. Mr. Ruiz currently serves as a director of McClatchy Newspapers, Inc. and Gottschalks, Inc., each of which are publicly traded, the California Chamber of Commerce and the Hispanic College Fund. During 2004, Mr. Ruiz was named to the California University System Board of Regents.

O. James Woodward III has served as a director since its inception in April 1999 and was elected Chairman of the Board in May 2004. From 1992 to 1999, Mr. Woodward was an attorney in private practice in Fresno, California. From 1995 to 2000, he was Chairman of MJ Construction Co., a Fresno, California based construction company, and from 2001 to 2003, he served as a consultant in Fresno, California. Mr. Woodward has been in private practice as an attorney since 2003 and is currently Of Counsel with Baker, Manock and Jensen. He currently serves on the board of Gottschalks, Inc. Mr. Woodward received his M.B.A. from Stanford Graduate School of Business and his J.D. from the University of California, Berkeley Law School.

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

We have group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we have a 401(k) savings plan in effect and agreements which provide compensation on the event of termination of employment or change in control of us.

We pay members of our Board of Directors fees for attendance at Board and other committee meetings in the form of cash compensation or similar remuneration, and reimburse them for any out-of-pocket expenses incurred in connection with our business. Currently, each independent director earns compensation of $1,000 per month with an additional $1,000 per month for chairing a committee with the exception of the audit committee chair who receives an additional $2,000 per month and the Chairman of the Board who receives an additional $3,000 per month. Meeting fees are earned at a rate of $1,000 per day for regularly scheduled Board meetings and $500 per day for committee meetings. Currently, only the Chairman of the Board is receiving cash payments towards fees earned.

Additionally, the Chairman receives options to purchase 24,000 shares of our common stock per year and all other independent directors receive options to purchase 12,000 shares per year.

No non-compete or non-disclosure agreements exist between our management and any prior or current employer. All key personnel are employees or under contracts with us.

Our directors are aware of no petitions or receivership actions having been filed or court appointed as to our business activities, officers, directors, or key personnel.

We have not, nor anticipate making loans to any of our officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

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

Code of Ethics
We have adopted a code of ethics that applies to our senior officers such as the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified by the code; and

•	Accountability for adherence to the code.

Our code of ethics was filed as Exhibit 14.1 of our 10-KSB for the year ended December 31, 2003. Our code of ethics is posted on our website at www.blastenergyservices.com. We will provide to any person without charge, upon written request to our corporate secretary at our principal executive office, a copy of our code of ethics.

Item 10. Executive Compensation

Compensation of Executive Officers
Other than Mr. Adams, and Mr. O’Keefe, we have no other person that is a named executive officer as of December 31, 2005.

Compensation Summary
The following table provides certain summary information concerning compensation for the last three fiscal years earned by or paid to our CEOs and each of our other executive officers who had compensation in excess of $100,000 during the last fiscal year (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Award(s)		Payouts
Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
David M. Adams	2005	200,000(1)	70,000(3)	0	0	400,000	0	0
President, Co-CEO	2004	181,146(2)	50,000	0	0	500,000	0	0
	2003	0	0	0	0	0	0	0

John O’Keefe	2005	200,000(1)	70,000(3)	0	0	400,000	0	0
EVP, Co-CEO, CFO	2004	172,500(2)	40,000	0	0	500,000	0	0
	2003	0	0	0	0	0	0	0

During the periods indicated, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Accordingly, no such amounts are included in the Summary Compensation Table.

(1) Includes $15,000 deferred by each officer into 2006.
(2) Includes $30,833 and $29,167 for Mr. Adams and Mr. O’Keefe, respectively, deferred from 2004 and paid in 2005 in shares of common stock with a value of $0.50 per share.
(3) Paid in 200,000 shares of common stock valued at $0.35 per share.

Option Grants
The following table provides certain information with respect to options granted to our Named Executive Officers named in the Summary Compensation Table during the fiscal year ended December 31, 2005 under our stock option plan:

OPTION GRANTS IN 2005

Name	Number of Securities Underlying Options Granted	Percent of Total Granted to Employees in Fiscal Year	Exercise Price	Market Price on Date of Grant	Expiration Date

David M Adams	400,000	17%	$ 0.80	$ 0.79	12/31/2015

John O’Keefe	400,000	17%	$ 0.80	$ 0.79	12/31/2015

Option Exercises and Values
The following table sets forth the information concerning option exercises and the value of unexercised options held by our Named Executive Officers named in the Summary Compensation Table as of the end of the last fiscal year.

AGGREGATED OPTION EXERCISES IN 2005
AND OPTION VALUES AT DECEMBER 31, 2005

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options Held at December 31, 2005		Value of Unexercised In The Money Options Held at December 31, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable

David M. Adams	None	-	365,000	535,000	$ 0	$ 0

John O’Keefe	None	-	330,000	570,000	$ 0	$ 0

Note:

Value of Unexercised In-The-Money Options Held at December 31, 2005 computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of our common stock on December 31, 2005 was $0.79, based on the closing price on the OTC Bulletin Board.

Compensation of Directors
We pay our directors fees for attendance at board and other committee meetings in the form of cash compensation or similar remuneration, and reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Currently, each independent director earns compensation of $1,000 per month with an additional $1,000 per month for chairing a committee with the exception of the audit committee chair who earns an additional $2,000 per month and the chairman of the board who earns an additional $3,000 per month. Meeting fees are earned at a rate of $1,000 per day for regularly scheduled Board meetings and $500 per day for committee meetings. Currently, only the Chairman of the Board is receiving cash payments toward fees earned. Additionally, the Chairman receives options to purchase 24,000 shares of our common stock per year and all other independent directors receive options to purchase 12,000 shares per year.

Employment Agreements

David M. Adams

In January 2004, we entered into an employment agreement with David Adams. The term of the agreement is for one year, and it may be renewed at the pleasure of both parties. Pursuant to the agreement, Mr. Adams serves as our President and COO in exchange for a base salary of $185,000 per year. This base salary has since been amended to $200,000 per year. Mr. Adams also received an option to purchase 150,000 shares of common stock to vest quarterly over the initial term of the employment agreement. Mr. Adams also received a signing bonus in the amount of $50,000 on the effective date of the employment agreement, and is entitled to participate in our annual incentive compensation program with a potential bonus being up to fifty percent of his base salary.

John O’Keefe

In January 2004, we entered into an employment agreement with John O’Keefe. The term of the agreement is for one year, and it may be renewed at the pleasure of both parties. Pursuant to the agreement, Mr. O’Keefe serves in the position of Executive Vice President and CFO in exchange for a base annual salary of $175,000 for the first twelve months of his employment, $195,000 for the second year of employment and $215,000 for the third year of employment. This base salary has since been amended to $200,000 per year. Mr. O’Keefe also received an option to purchase 80,000 shares of common stock to vest quarterly over the initial term of the employment agreement. Mr., O’Keefe received a one time payment of $40,000 as a sign-on bonus entitled to participate in our annual compensation program with a potential bonus being up to fifty percent of his base salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management
The following table presents certain information regarding the beneficial ownership of our common stock as of February 28, 2006 by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) our Named Executive Officers, and (iv) all directors and executive officers as a group. Each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class (1)

Berg McAfee Companies (2) 100600 N. De Anza Blvd., #250 Cupertino, California 95014	9,882,659(3)	23.0%

Alberta Energy Partners (15) 43 Brookgreen Circle North Montgomery, Texas 77356	4,000,000(14)	9.3%

Eric McAfee 100600 N. De Anza Blvd., #250 Cupertino, California 95014	1,142,307(4)(5)	2.7%

David M. Adams President & Co-CEO	762,099(6)	1.8%

John O’Keefe Co-CEO & CFO	778,334(7)	1.8%

John R. Block Director	234,000(8)	*

Roger P. (Pat) Herbert Director	10,000(9)	*

Joseph J. Penbera Director	1,088,452(10)	2.5%

Frederick R. Ruiz Director	493,382(11)	1.1%

O. James Woodward III Director	234,000(12)	*

Total Shares of 5% or more Beneficial Ownership	18,625,234(13)	43.4%

Total Shares of Officers and Directors as a group	3,600,267	8.4%

•	Less than 1%

Notes:

(1)
Each beneficial owner’s percentage ownership is based upon 42,954,507 shares of common stock outstanding as of February 28, 2006 and assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after February 28, 2006.

(2)	Berg McAfee Companies is controlled by Clyde Berg and Eric McAfee. Mr. McAfee is our former Vice-Chairman.

(3)	Includes 520,014 shares issuable upon exercise of warrants and 50,000 shares issuable upon conversion of convertible debt.

(4) Includes 50,000 shares issuable upon exercise of warrants and 50,000 shares issuable upon conversion of convertible debt.

(5)	Does not include shares beneficially owned by Berg McAfee.

(6)	Includes 463,333 shares issuable upon exercise of options.

(7)	Includes 440,000 shares issuable upon exercise of options.

(8)	Includes 92,000 shares issuable upon exercise of options.

(9)	10,000 shares issuable upon exercise of options.

(10)	Includes 92,000 shares issuable upon exercise of options.

(11)	Includes 92,000 shares issuable upon exercise of options.

(12)	Includes 114,000 shares issuable upon exercise of options.

(13)	Includes shares beneficially owned by Berg McAfee and Eric McAfee.

(14)	Includes 1,000,000 shares issuable upon exercise of warrants

(15)
Alberta Energy Partners is controlled by Mark McAfee and Mark Alley, who have investment decision and voting powes. Neither Mark McAfee nor Alberta Energy Partners are related to or affiliated with Eric McAfee or the Berg McAfee Companies.

Holders
As of February 28, 2006, we had 42,954,507 shares of common stock issued and outstanding held by approximately 420 shareholders of record, including 1,150,000 approved shares arising from the class action settlement.

Item 12. Certain Relationships and Related Transactions

Energy 2000 NGC, Inc. and Natural Gas Systems, Inc.
Energy 2000 NGC, Inc. (“Energy 2000”) is a subsidiary of Berg McAfee Energy, LLC, which is a wholly owned subsidiary of Berg McAfee Companies (“Berg McAfee”). Berg McAfee has a 24% beneficial interest in us. Natural Gas Systems, Inc. (“NGS”) is an independent company with substantial shareholdings owned by Eric McAfee, a partner and the managing member of Berg McAfee Companies and one of our former directors. Energy 2000 and NGS are beneficially owned 80% and 23% respectively by Berg McAfee or Eric McAfee personally.

We billed $666,250 and $153,960 to Energy 2000 and NGS, respectively, for lateral drilling services performed in 2003. We received $397,500 and $130,000, respectively. However, for Energy 2000 we had inadequate documentation to substantiate whether some of the services were performed. For Energy 2000, we were able to substantiate $328,750 of revenue leaving $68,750 in deferred revenue. We billed $20,457 and $2,000 to Energy 2000 and NGS, respectively, for expenses incurred in 2004. The amount billed to Energy 2000 was deemed uncollectible and the amount billed to NGS was collected. In October 2004, we entered into an agreement with Berg McAfee Companies, Energy 2000 and Eric McAfee to settle several outstanding legal issues. Under the agreement, we are entitled to retain the $68,750 and Energy 2000 has waived all claims to the funds.

In April 2003, we signed a drilling service contract with Energy 2000 NGC, Inc., whereby Energy 2000 would have paid us a minimum of $1,800,000 for the lateral drilling of 45 wells. In September, 2003 we entered into another contract with Energy 2000 for an additional 57 wells with terms similar to the original contract. These contracts have been suspended for lack of payment.

Lateral drilling services for these two customers ceased in December 2003 because of a change in our management.

Berg McAfee Companies
In addition to the transactions involving Energy 2000 and NGS, we have had additional transactions with Berg McAfee.

In December 2005, a commission fee (5% cash) was earned for a private placement brokered by Chadbourn Securities. Chadbourn Securities is controlled by Eric McAfee, partner in Berg McAfee Companies.

In December 2004, Berg McAfee purchased 400,000 shares of our common stock at a price of $0.50 per share in a private transaction valued at $200,000 with two year warrants attached to purchase 400,000 shares of our common stock at a price of $1.00 per share. The proceeds from that transaction were used for general corporate purposes.

In October 2004, Berg McAfee loaned us $100,000 under the terms of a convertible promissory note bearing interest at 8% and maturing May 31, 2006. In connection with the note, we issued warrants to purchase 50,000 shares of common stock at $2.00 per share during the term of the note to Berg McAfee.

On July 15, 2005, Blast entered into an agreement to develop its’ initial abrasive jetting rig with Berg McAfee Companies, LLC (“BMC”), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90 percent to Blast and 10 percent to BMC for a ten-year period following repayment. After ten years, Blast will receive all of the revenue from the rig. The loan, which has a senior and subordinated structure, carries an average interest rate of 7.4 percent, and is due September 30, 2006. BMC also has the option to fund an additional three rigs under these commercial terms.

Eric McAfee
In addition to the transactions involving Energy 2000, NGS and Berg McAfee, we had the following transactions with Eric McAfee.

On January 19, 2005, we entered into a settlement agreement and mutual release with Eric McAfee, Edge Capital Group, Inc. (“Edge”) and certain entities affiliated with Robert Frazier, Sr. As part of the settlement, Mr. McAfee paid us $625,000 and gave us 300,000 shares of NGS common stock in exchange for 500,000 shares of our common stock. The 300,000 shares of NGS common stock was collateral for a $375,000 required payment to us. That payment was made in April 2005, and the NGS shares were released. The $625,000 in cash was then distributed to Edge along with 750,000 shares of our common stock. At the closing of the settlement agreement, the parties executed a mutual release and dismissed all pending claims and litigation between them.

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

Directors and Officers
In June 2005, we granted options to purchase 12,000 shares of our common stock to the following directors: John A. Block, Robert P. Herbert, Joseph J. Penbera and Frederick R. Ruiz. We also granted options to purchase 24,000 shares of our common stock to O. James Woodward III, Chairman of the Board. The options have a ten-year term and are exercisable at $0.38 per share, the market price at the date of grant. The options vest quarterly over 12 months.

In March 2005, the Board of Directors awarded to certain employees and officers a total of 560,000 shares of company stock as a bonus payment in lieu of cash for 2004 performance. These shares were issued in September 2005.

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

In May 2004, we granted options to purchase 12,000 shares of our common stock to the following directors; John R. Block, Joseph J. Penbera, Frederick R. Ruiz and Ronald J. Robinson. We also granted options to purchase 24,000 shares of our common stock to O. James Woodward III, Chairman of the Board. The options have a ten year term and are exercisable at $2.20 per share, the market price at date of grant. The options vest quarterly over one year.

In May 2004, Messrs. Adams, O’Keefe, Penbera and Ruiz loaned $25,000 to us, while Mr. Block loaned $10,000. The notes bear interest at 8% and mature on May 14, 2005. In connection with the notes we issued warrants to purchase 5,000 shares of common stock to Messrs. Adams, O’Keefe, Penbera and Ruiz and warrants to purchase 2,000 shares of common stock to Mr. Block. The warrants are exercisable at $2.00 per share. The notes were exchanged into 80,000 shares of common stock for each $25,000 of loan principal in May 2005.

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

In January 2004, we entered into an employment agreement with Mr. O’Keefe to serve as CFO. The agreement stipulates compensation of $175,000 in year one, $195,000 in year two and $215,000 in year three. The salary has since been amended to a base of $200,000. The agreement renews annually.

In January 2004, we entered into an employment agreement with Mr. Adams to serve as CEO. The agreement provides for a base salary of not less than $185,000. The salary has since been amended to a base of $200,000. The agreement renews annually.

Item 13. Exhibits and Reports on Form 10-KSB

(a) Exhibits
Index of Exhibits

Blast Energy, Inc. includes by reference, unless otherwise indicated, the following exhibits:

Number	Description

2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K

3.1	Restated Articles of Incorporation dated July 15, 2003 Filed June 29, 2004 with the SEC, Form SB-2

3.2	Bylaws, as amended September 25, 2003 Filed June 29, 2004 with the SEC, Form SB-2

4.1	Form of Subscription Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.2	Form of Warrant Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.3	Form of Promissory Note Filed August 11, 2004 with the SEC, Form 10-QSB

4.4	Form of Convertible Promissory Note Filed August 11, 2004 with the SEC, Form 10-QSB

4.5	Form of Registration Rights Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.6	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.7	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

10.1	Employment Agreement - John O’Keefe, dated January 6, 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.2	Employment Agreement - David Adams, dated December 31, 2003 Filed April 15, 2004 with the SEC, Form 10-KSB

10.3	Advisor Agreement - Dr. Ron Robinson, amended December 11, 2003 Filed April 15, 2004 with the SEC, Form 10-KSB

10.4	Employment Agreement - Andrew Wilson, dated June 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.5	Amendment to License Agreement - Carl W. Landers, dated September 4, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K

10.6	Second Amendment to License Agreement - Carl W. Landers, dated February 28, 2004; Filed February 28, 2004 with the SEC, Report on Form 8-K

10.7	Technology Report, “Landers Technology”, dated October 13, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.8	Subscription Agreement, Gryphon Master Fund, L.P., dated October 23, 2003 and Registration Rights Agreement dated October 24, 2003 Filed October 27, 2003 with the SEC, Report on Form 8-K

10.9	Form of Registration Rights Agreement, re: Private Placement Offering July/August 2003 Filed December 3, 2003 with the SEC, Form 10-QSB, as amended

10.10	Alternative Form of Registration Rights Agreement, re: Offering July/August 2003 Filed December 3, 2003 with the SEC, Form 10-QSB, as amended

10.11	Placement Agency Agreement, Stonegate Securities, Inc., dated August 26, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.12	Independent Contractor Agreement, Terronne Petroleum Corporation, dated August 1, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.13	Master Services Contract, Esperada Energy Partners, L.L.C., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.14	Services Contract, Maxim Energy, Inc., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.15	Services Contract, Natural Gas Systems, dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.16	Contract - Natural Gas Systems, “Delhi Field”, dated September 22, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.17	Services Contract, Amvest Osage, Inc.; dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.18	Acknowledge of amounts owed at September 30, 2003 re. Edge Capital Group contract dated June 16, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.19	Contract - Edge Capital Group, “Franklin Field”, dated September 27, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.20	Contract - Edge Capital Group, “Monroe Field”, dated June 16, 2003 Filed August 20, 2003 with the SEC, Form 10-QSB, as amended

10.21	Addendum to Contract, Edge Capital Group, “Monroe Field”, dated November 19, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.22	Contract - Noble Energy, re: Satellite Services, dated September 17, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.23	Contract - Apache Corp., re: Satellite Services, dated September 11, 2002 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.24	Contract - Energy 2000 NGC, “Monroe Field”, dated April 30, 2000 Filed August 20, 2003 with the SEC, Form 10-QSB, as amended

10.25	Blast Energy, Inc. 2003 Stock Option Plan; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.26	Master Service Contract - BlueRidge Gas Partners, LLC - June 23, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.27	Master Service Contract - VJI Natural Resources, LLC - July 20, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.28	Contract/Order - U.S. Department of Energy dated June 4, 2004 and Letter of Intent, Radial Drilling Optimization Services dated April 14, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.29	License Agreement - Carl W. Landers, dated April 24, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K

10.30	License Agreement between Alberta Energy Holdings, Inc. and Verdisys, Inc. for Abrasive Fluid Jet Technology, dated October 27, 2004 Filed November 15, 2004 with the SEC, Form 10-QSB

10.31	Agreement between Verdisys, Berg McAfee Companies, Energy 2000 NGC, and Eric McAfee Filed November 15, 2004 with the SEC, Form 10-QSB

10.32
Settlement Agreement and Mutual Release dated January 19, 2005 by and among Verdisys, Inc., Eric McAfee, Edge Capital Group, Inc. and certain entities affiliated with Robert Frazier, Sr.
Filed February 4, 2005 with the SEC, Form 8-K

10.33	Assignment of License Agreement dated March 8, 2005 by and among Verdisys, Inc. and Maxim TEP, Inc. Filed March 14, 2005 with the SEC, Form 8-K

10.34	License Agreement dated March 15, 2005, by and among Edge Capital Group, Inc. or its assignee and Verdisys, Inc. Filed May 5, 2005 with the SEC, Form 10-QSB

10.35	Abrasive Fluid Jet Rig Construction Agreement dated March 17, 2005, by and among Verdisys, Inc. and Alberta Energy Holding, Inc. Filed May 5, 2005 with the SEC, Form 10-QSB

10.36	Drilling Rig Development and Management Agreement dated April 12, 2005, by and between Verdisys, Inc. and Advanced Drilling Services, LLC Filed May 5, 2005 with the SEC, Form 10-QSB

10.37	Service Proposal Apache Corporation and Verdisys, Inc. dated May 16, 2005 Filed August 11, 2005 with the SEC, Form 10-QSB

10.38	First Amendment to the Assignment of License Agreement dated July 18, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Form 8-K

10.39	Second Amendment to the Assignment of License Agreement dated July 21, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Form 8-K

10.40	Third Amendment to the Assignment of License Agreement dated July 25, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed July 26, 2005 with the SEC, Form 8-K

10.41	Fourth Amendment to the Assignment of License Agreement dated July 29, 2005 by and among Blast Energy Services, Inc. and Maxim TEP, Inc. Filed August 12, 2005 with the SEC, Form 10--QSB

10.42	Fifth Amendment to the Assignment of License Agreement dated August 5, 2005 by and among Blast Energy Services, Inc. an Maxim TEP, Inc. Filed August 12, 2005 with the SEC, Form 10-QSB

10.43	Letter of Intent dated August 5, 2005 by and between Blast Energy Services, Inc. and RadTech North America Filed August 12, 2005 with the SEC, Form 10-QSB

10.44	Abrasive Fluid Jet Technology Purchase Agreement among Blast Energy Services, Inc. and Alberta Energy Holding, Inc. Filed August 31, 2005 with the SEC, Form 8-K

10.45	Amendment #1 to the Construction Agreement among Blast Energy Services, Inc. and Alberta Energy Holding, Inc. Filed August 31, 2005 with the SEC, Form 8-K

10.46
Amendments Six through Ten to the Assignment of License Agreement dated August and September 205 by and among Blast Energy Services, Inc. and Maxim TEP, Inc.
Filed September 29. 2005 with the SEC, Registration Statement on Form SB-2.

10.47
Amendment eleven to the Assignment of License Agreement dated September 28, 2005 and Demand letters dated October 13th and 18th by and among Blast Energy Services, Inc. and Maxim TEP, Inc.
Filed November 14, 2005 with the SEC, Form 10-QSB

10.48	Amended Technology Purchase Agreement with Alberta Energy Partners dated August 31, 2005. Filed March 27, 2006 with the SEC, Form 8K

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

*	Filed herewith

(b) Reports on Form 8-K
During the quarter ending December 31, 2005, we had no filings on Form 8-K with the Securities and Exchange Commission.

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant Malone & Bailey, PC for the audit of our annual financial statements and for services provided by the accountant in connection with statutory and regulatory filings or engagements were: $53,535 in Fiscal Year 2005 and $95,970 in Fiscal Year 2004.

No other fees were billed for services by Malone & Bailey, PC other than those covered in the preceding paragraph. No professional fees were billed for financial information, tax advice or planning, or system design and implementation.

Our Audit Committee has approved all of the services performed by our principal accountant for the fiscal year ending December 31, 2005.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.
(Registrant)

By:	/s/ David M. Adams
David M. Adams President Co-Chief Executive Officer Principal Executive Officer
Date:	March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David M. Adams	By:	/s/ John O’Keefe
	David M. Adams President Co-Chief Executive Officer Principal Executive Officer		John O’Keefe Co-Chief Executive Officer Chief Financial Officer Principal Accounting Officer
Date:	March 30, 2006	Date:	March 30, 2006

By:	/s/ John R. Block	By:	/s/ Joseph J. Penbera, Ph.D.
	John R. Block Director		Joseph J. Penbera, Ph.D. Director
Date:	March 30, 2006	Date:	March 30, 2006

By:	/s/ Roger P. Herbert	By:	/s/ Frederick R. Ruiz
	Roger P. Herbert Director		Frederick R. Ruiz Director
Date:	March 30, 2006	Date:	March 30, 2006

By:	/s/ O. James Woodward III
O. James Woodward III Director
Date:	March 30, 2006