Form 10QSB
period 2006-03-31
BLAST ENERGY SERVICES, INC.
filed 2006-05-15
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes   ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2005 - 43,054,507

The common stock of Blast Energy Services, Inc. is traded on the OTC Bulletin Board under the symbol “BESV”.

Transitional Small Business Disclosure Format (check one):     Yes   ☐ No ☒

Blast Energy Services, Inc.

Blast Energy Services, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLAST ENERGY SERVICES, INC.
BALANCE SHEETS

	March 31, 2006	December 31, 2005
Assets	(Unaudited)
Current Assets
Cash	$325,871	$835,978
Accounts Receivable, net of allowance for doubtful accounts of $10,290 and $10,290	123,333	156,437
Other Assets	199,303	231,413
Current Assets	648,507	1,223,828

Intangible assets, net of $48,750 and $27,857 accumulated amortization	1,121,250	1,142,143
Equipment, net of $28,236 and $22,416 of accumulated depreciation	1,039,824	977,269

Total Assets	$2,809,581	$3,343,240

Liabilities and Stockholder’s Deficit
Current Liabilities
Accounts payable	$555,676	$622,396
Accrued expenses	524,201	533,842
Deferred revenue	99,417	131,425
Notes payable-related parties, net of unamortized discount of $5,926 and $14,814	194,074	185,186
Notes payable-other	42,500	395,000
Total Current Liabilities	1,415,868	1,867,849

Long Term Liabilities
Advances-related parties	1,000,000	1,000,000
Note payable-other	500,000	500,000
Deferred revenue, less current portion	6,780	6,780
Total Liabilities	2,922,648	3,374,629

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock, $.001 par value, 100,000,000 shares authorized, 43,054,507 and 42,060,477 shares issued and outstanding	43,054	42,060
Additional paid in capital	30,741,083	29,855,409
Accumulated deficit	(30,897,204)	(29,928,859)

Total Stockholders’ Deficit	(113,067)	(31,390)

Total Liabilities and Stockholders’ Deficit	$2,809,581	$3,343,240

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Restated)
Revenue:
Satellite Communications	$291,961	$272,802
Down-hole Solutions	-	14,981
Total Revenue	291,961	287,783

Cost of Services Provided:
Satellite Communications	205,143	173,803
Down-hole Solutions	132,246	119,484
Total Cost of Services Provided	337,389	293,287

Gross Margin (Deficit)	(45,428)	(5,504)

Operating Expenses:
Selling, general and administrative	712,861	1,034,627
Depreciation and amortization	26,713	29,810
Bad debts	-	10,000
Operating loss	(785,002)	(1,079,941)

Other (Income) Expense:		-
Other income	(42,533)	-
Interest expense	43,877	51,261
Loss on extinguishment of debt	182,000	-
Other Income	-	(971)
Interest income	-	(4)
Total other (income) expense	183,344	50,286

Net Loss	$(968,346)	$(1,130,227)

Basic and diluted loss per share	$(0.02)	$(0.03)
Weighted average shares outstanding	42,695,063	34,404,860

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Restated)
Cash Flows From Operating Activities:
Net loss	$(968,346)	$(1,130,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	202,500	962,395
Option and warrant expense	93,458	25,000
Amortization of note discount	8,888	34,488
Depreciation and amortization	26,713	29,810
Loss on extinguishment of debt	182,000	(971)
Bad debts	-	10,000
Change in working capital items	(59,155)	(19,306)

Net Cash Used In Operating Activities	(513,942)	(88,811)

Cash Flows From Investing Activities:
Construction of equipment	(46,490)	(250,000)
Purchase of property and equipment	(21,885)	-

Net Cash Used In Investing Activities	(68,375)	(250,000)

Cash Flows From Financing Activities:
Proceeds from sale of stock	-	241,500
Proceeds from exercise of options and warrants	74,710	250
Payments on note payable	(2,500)	-

Net Cash Provided By Financing Activities	72,210	241,750

Net change in cash	(510,107)	(97,061)
Cash at beginning of period	835,978	266,917

Cash at end of period	$325,871	$169,856

Non-Cash Transactions:
Conversion of notes payable to common stock	$350,000	$-
Shares issued for interest	$11,000	$-
Shares issued for extinguishment of debt	$182,000	$-
Conversion of liabilities to common stock	$-	$192,737
Exchange of equipment for customer deposit	$-	$175,000
Exchange of equipment for accounts payable	$-	$3,883

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Blast Energy Services, Inc. (“Blast”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in Blast’s 2005 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

Reclassifications. Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a net loss of $1.0 million for the three months ended March 31, 2006, has an accumulated deficit of $30.9 million and a working capital deficit of $0.8 million as of March 31, 2006 and has several significant future financial obligations. These conditions create an uncertainty as to Blast’s ability to continue as a going concern. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.

NOTE 3 - STOCK OPTIONS AND WARRANTS

On January 1, 2006, Blast adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Blast adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, compensation was recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price.

For the Three Months Ended March 31, 2005
Net loss as reported	$ (1,130,227)
Less: stock based compensation determined
Under fair value based method	(81,569)
Pro forma net loss	$ (1,211,796)
Basic and diluted net loss per common share:
As reported	$ (.03)
Pro forma	$ (.04)

The weighted average fair value of the stock options granted during the three months March 31, 2006 and 2005 was $.08 and $.42, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 69% and 153%, respectively, and (4) zero expected dividends.

NOTE 4 - EQUIPMENT

This consists primarily of one abrasive fluid jetting tractor & trailer rig that is currently under repair, mounted with high powered water compressors, flexible hose and other assorted down-hole equipment which is used to conduct casing cutting and lateral drilling operations with abrasive jetting technology. It also includes a heavy duty pick up truck and a rig support trailer as well as office furniture and computers.

NOTE 5 - INTELLECTUAL PROPERTY (“IP”)

In April 2003, Blast entered into a license agreement for the exclusive use of the Landers lateral drilling process. On March 8, 2005, Blast assigned its rights in that license to Maxim TEP, Inc. (“Maxim”) along with all current and future assignments, sublicenses or territorial royalty pertaining to the license. The President and CEO of Maxim is Dan Williams, a former President and CEO of Blast. As consideration, Maxim paid $1,300,000 in principal payments and $500,000 in penalties for extending the payment deadlines and released a $270,000 credit obligation we owed to Maxim. Blast will retain a non-exclusive sublicense interest in the Landers license, as long as we pay all required royalties on which the Landers Horizontal Technology is utilized. The carrying value of the IP was impaired by $3,175,000 at December 31, 2004 to recognize the sale of the license.

On July 15, 2005, Blast entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, LLC (“BMC”), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. As of December 31, 2005, Blast received $1 million in funding under this agreement. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90% to Blast and 10% to BMC for a ten-year period following repayment. After ten years, Blast will receive all of the revenue from the rig. The loan, secured by the value of the rig, which carries an average interest rate of 7.4%, has a senior and subordinated structure due September 15, 2006 and September 30, 2006, respectively. In February 2006, Blast and Berg McAfee Companies, our major shareholder, mutually agreed to extend the Maturity Date of the AFJ Rig Loans from September 2006 to March 31, 2007. In consideration for the extension, BMC will earn additional interest during the extended loan period. BMC also has the option to fund an additional three rigs under these commercial terms.

On March 17, 2006 Blast replaced in their entirety both its August 25, 2005 purchase agreement and October 2004 licensing agreement with a revised Technology Purchase Agreement with Alberta Energy Partners (“Alberta”) to purchase a one-half interest in Alberta’s Abrasive Fluid Jet (“AFJ”) cutting technology. Blast issued to Alberta 3,000,000 restricted shares of its common stock and 750,000 warrants exercisable at $.45 per share for the purchase of Blast common shares. The warrants are exercisable at such time as a minimum of $225,000 in revenue has been received by operation of Blast Rig # 1, and expire three years from date of issuance. The fair value of the award will be measured and recognized at which time Blast achieves the $225,000 revenue mark. In addition, one half of Blast’s 50% share of the revenue stream from licensing of the technology shall be paid to Alberta, in addition to Alberta’s own one-half, until Alberta has received $2 million. Thereafter, Blast and Alberta will share licensing revenue equally. Royalties are payable to Alberta at the rate of $2,000 per well or 2% of gross revenues received, whichever is greater, for each well bore in which Blast uses the technology. The agreement shall remain in effect for the commercial life of the technology.

At March 31, 2006 the total cost of the Intellectual Property was $1,170,000 with $48,750 of accumulated amortization. The IP, composed of the 50% ownership in the Alberta technology, is being amortized on a straight-line method over the life of the patent, which is 14 years. Effective December 31, 2005, the Company commissioned an independent evaluation of the Intellectual Property, which exceeds the carrying value. Therefore, on that basis, no asset impairment is required.

NOTE 6 - STOCKHOLDERS EQUITY

In the first quarter of 2006, Blast issued a total of 994,030 shares of common stock as follows:
- 135,000 shares valued at $202,500 were issued to a consultant.
- 377,100 shares were issued pursuant to warrants exercised for $74,710 cash.
- 13,783 shares were issued for the payment of 4th qtr. 2005 accrued interest
- 175,000 shares were issued for the payment of $350,000 of notes payable that matured on 12/31/05
- 233,333 shares were issued as premium on the conversion of notes payable that matured on 12/31/05.
- 59,814 shares of common stock were reinstated to an existing shareholder.

NOTE 7 - NOTES PAYABLE

In January 2006, Blast issued (in lieu of cash) 13,784 shares of common stock for the payment of 4th quarter, 2005 interest on Convertible Promissory Notes at $.80 per share (the average five-day closing price at year end).

In January 2006, holders of four Convertible Promissory Note Agreements dated July 23, 2004 totaling $350,000 converted their Note principal amounts which were due on December 31, 2005, into shares of Company stock in lieu of cash payment. The original conversion terms including warrants, but excluding 8% interest, would equate to a $1.00 per share investment value. The conversion includes a premium in the number of shares converted in order to lower the value of the holder’s investment to $.60 per share. This conversion value was based upon the same value of a private placement closed during December 2005.Blast issued 175,000 shares of common stock at a conversion price of $2.00 per share and 233,333 shares of common stock related to the premium on the conversion.

NOTE 8 - BUSINESS SEGMENTS

Blast has two reportable segments: (1) satellite communications and (2) down-hole services. A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered. Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The table below reports certain financial information by reportable segment:

	For the Three Months Ended March 31,
	2006	2005
Revenues from external customers
Satellite communications	$291,961	$272,802
Down-hole services	-	14,981

	$291,961	$287,783

Operating profit (loss) 1
Satellite communications	$80,743	$48,217
Down-hole services	(180,319)	(233,512)
Corporate	(685,426)	(894,646)

	$(785,002)	$(1,079,941)

1- Operating loss is total operating revenue less operating expenses, selling general and administrative expenses, depreciation and amortization, bad debts and does not include other income and expense or income taxes.

NOTE 9 - RESTATEMENT

On March 23, 2006, the Board of Directors determined that Blast should restate the financial statements for the year ended December 31, 2004 included in its 2004 Annual Report on Form 10-KSB and the 2005 financial statements included in its three 2005 Quarterly Reports on Form 10-QSB. The restated financial statements were filed with the SEC on March 30, 2006.  These financial statements originally included the value of our Intellectual Property asset as cost since the independent valuation of the net present value of the future cash flows exceeded the acquisition cost.  During 2005, Blast agreed to sell its lateral drilling license for $1.3 million.  Subsequently, it was determined that our asset valuation conclusions were incorrect and that the license sales agreement thereby established the asset value of the IP.  Consequently, the value of the lateral drilling license was written down with a non-cash impairment charge of $3.2 million as of December 31, 2004.

NOTE 10 - SUBSEQUENT EVENTS

Blast’s prototype abrasive fluid jetting (AFJ) rig, the Blast Rig #1, was deployed on its first commercial job in Many, Louisiana for Oracle Operating LLC in April, 2006. Blast believed that it successfully cut through the well casing at approximately 3,000 feet but was unable to laterally jet into the formation rock due to mechanical problems with the coil tubing delivery system. The rig has been taken to a coil tubing refurbishing yard to repair the injector head and hydraulic control system and to obtain an independent evaluation of the rig’s major systems. Based upon this evaluation, Blast is estimating repairs to cost less than $100,000 over the next eight to ten weeks. Upon completion of these repairs, the rig will return to a test well location to further shakedown the rig and test its lateral drilling capabilities.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Satellite Communications Services

Satellite Communication Services’ revenues increased by $19,000 to $292,000 for the quarter ended March 31, 2006 compared to $273,000 for the quarter ended March 31, 2005. The increase in revenue can be attributed to an increase in service provided to existing customers. The operating margin from Satellite Communication Services decreased by $12,000 to a margin of $87,000 for the quarter ended March 31, 2006 compared to a margin of $99,000 for the quarter ended March 31, 2005. Increased expenses more than offset the increase in revenue.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended March 31, 2006 and 2005. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

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

Blast’s prototype abrasive fluid jetting (AFJ) rig, the Blast Rig #1, was deployed on its first commercial job in Many, Louisiana for Oracle Operating LLC in April, 2006. Blast believed that it successfully cut through the well casing at approximately 3,000 feet but was unable to laterally jet into the formation rock due to mechanical problems with the coil tubing delivery system. The rig has been taken to a coil tubing refurbishing yard to repair the injector head and hydraulic control system and to obtain an independent evaluation of the rig’s major systems. Based upon this evaluation, Blast is estimating repairs to cost less than $100,000 over the next eight to ten weeks. Upon completion of these repairs, the rig will return to a test well location to further shakedown the rig and test its lateral drilling capabilities.

Funding for developing this abrasive cutting capability into commercial operation is expected to come from current and future capital commitments. No assurances can be given that the capital from these sources will be adequate. If this is the case, we will be required to obtain additional capital from equity markets. No assurances can be given that such capital will be available or that the terms will be acceptable.

Down-hole Solutions’ revenues were zero for the quarter ended March 31, 2006 compared to $15,000 for the quarter ended March 31, 2005. The revenue in 2005 was generated from the direct financing lease of one of our Lander’s rigs. Drilling operations have ceased until such time as our new generation abrasive jetting rig is deployed, currently projected to occur in the third quarter of 2006.

The operating loss from Down-hole Solutions decreased by $54,000 to a loss of $180,000 for the quarter ended March 31, 2006 compared to a loss of $234,000 for the quarter ended March 31, 2005. The expenses for both periods were primarily labor related associated with designing and testing the new abrasive fluid jetting process.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $322,000 to $713,000 for the quarter ended March 31, 2006 compared to $1,035,000 for the quarter ended March 31, 2005. The following table details major components of expense over the periods.

	For The Three Months Ended March 31,		Increase (Decrease)
	2006	2005
Payroll and related costs	$106	$284	$(178)

Option and warrant expense	93	25	68

Legal & settlement costs	70	561	(491)

External services	315	101	214

Insurance	54	42	12

Travel & entertainment	47	6	40

Office rent, Communications etc.	28	16	12

	$713	$1,035	$(322)

Due to the lack of drilling activity during the first quarter of 2006, we focused on technology development and lowering our controllable overhead, which has resulted in a decrease in payroll and related costs. Conversely option and warrant, external services, travel and entertainment, office rent and communications all increased. Legal and settlement expenses decreased significantly as the prior year’s quarter included $503,000 for the value of the 1,150,000 shares of our common stock to be issued to settle the class action lawsuit and $55,000 of associated expenses.

Net Loss

The net loss for the first quarter of 2006 decreased to $968,000 from a loss of $1,130,000 for the corresponding period in 2005. The decrease is attributable to the major items explained in the paragraphs above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Liquidity and Capital Resources

As of March 31, 2006, our cash balance was $326,000 compared to a cash balance of $836,000 at December 31, 2005 and $170,000 for the period ended March 31, 2005. The cash balances were impacted by the 2005 sale of the Landers license for a total of $1.8 million and 2005 stock sales of $780,000 that were utilized to pay debt and fund operations. We continue to utilize cash, stock, and notes to fund operations. We have used these proceeds to fund the construction of our new generation drilling rig. As of March 31, 2006, we had expended approximately $1.2 million to construct and outfit the AFJ tractor/trailer rig as well as support truck and trailers. As of May 1, 2006 our cash balance was approximately $170,000. We continue to utilize our cash to fund the repair for the rig and to fund payables.

We have a $42,500 note that is due on demand. In addition, we have $200,000 of convertible notes with related parties that mature on May 31, 2006. The convertible notes are convertible into common stock at the rate of one share for each $2.00 of principal and interest outstanding.

Our continued operating losses raise substantial doubt as to our ability to continue as a going concern. We are in an early stage of development and are rapidly depleting our cash resources, therefore we have determined that we will need to raise additional financing in the short term to continue in operation and fund future growth. We currently plan to raise additional financing. The use of stock for currency in financing or making acquisitions has been negatively impacted while we have been under SEC investigation (see Financial Note 16 to the December 31, 2005 Financial Statements). If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

For the quarter ended March 31, 2006, we had capital expenditures of $61,000 as compared to $250,000 in capital expenditures for the quarter ended March 31, 2005. We expect to have up to $100,000 of AFJ rig repair costs for the second quarter of 2006 (see Note 4 and subsequent event).

Subsequent Event

We deployed our prototype abrasive fluid jetting (AFJ) rig, the Blast Rig #1 on its first commercial job in Many, Louisiana for Oracle Operating LLC in April, 2006. We believe that it successfully cut through the well casing at approximately 3,000 feet but was unable to laterally jet into the formation rock due to mechanical problems with the coil tubing delivery system. The rig has been taken to a coil tubing refurbishing yard to repair the injector head and hydraulic control system and to obtain an independent evaluation of the rig’s major systems. Based upon this evaluation, the Company is estimating repairs to cost less than $100,000 over the next eight to ten weeks. Upon completion of these repairs, the rig will return to a test well location to further shakedown the rig and test its lateral drilling capabilities.

Item 3. Controls and Procedures

Based on management’s evaluation as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer have participated in the evaluation and concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the periods specified and in accordance with the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Full disclosure of prior or other legal activities may be found in the audited financial statements and notes thereto contained in our 2005 Annual Report filed with the SEC on Form 10-KSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2006, Blast issued a total of 994,030 shares of common stock as follows:
In January
- 135,000 shares valued at $202,500 were issued to a consultant.
- 28,000 shares were issued pursuant to warrants exercised for $2,800 cash.
- 13,783 shares were issued for the payment of 4th qtr. 2005 accrued interest.
- 175,000 shares were issued for the payment of $350,000 of notes payable that matured on 12/31/05.
- 233,333 shares were issued as premium on the conversion of notes payable that matured on 12/31/05.
- 59,814 shares of common stock were reinstated to an existing shareholder.

In February
 - 249,100 shares were issued pursuant to warrants exercised for $61,910 cash.

In March
- 100,000 shares were issued pursuant to warrants exercised for $10,000 cash.

Each of the above shares were issued pursuant to the exemption from registration under the Securities Act of 1933 under the exemption afforded by Section 4(2) thereunder.

 Item 4. Submission of Matters to a Vote of Security Holders

We conducted our Annual Meeting of Shareholders on May 11, 2006 and disclose herein the final voting results:

	YES	WITHHELD AUTHORITY
Proposal One - Election of Directors (voted upon as a block):
John R. Block,	29,219,562	32,460
Roger P. (Pat) Herbert,	29,219,562	32,460
Scott W. Johnson	29,219,562	32,460
Joseph J. Penbera, Ph.D.,	29,219,562	32,460
Jeffrey R. Pendergraft,	29,219,562	32,460
Frederick R. Ruiz,	29,219,562	32,460
O. James Woodward III	29,219,562	32,460

	YES	NO	ABSTAIN
Proposal Two - Approval of Independent Public Accountant (Malone & Bailey, PC):	28,344,834	874,353	32,834

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the period ending March 31, 2006 and through the date of the filing of this Quarterly Report on Form 10-QSB; Blast filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

April 26, 2006	Blast Energy Services press release, dated April 20, 2006.

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302

31.2	Certification of Principal Accounting Officer pursuant to Section 302

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Accounting Officer pursuant to Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

	By:	/s/ David M. Adams, COO
David M. Adams
Chief Operating Officer
Principal Executive Officer

Date: May 15, 2006

	By:	/s/ John O’Keefe, CFO
John O’Keefe
Chief Financial Officer
Principal Accounting Officer

Date: May 15, 2006