Form 10KSB/A
period 2004-12-31
BLAST ENERGY SERVICES, INC.
filed 2006-06-05
CIK 1141197

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

The Amended Annual Report amends the Company’s financial statements to reflect a non-cash adjustment to impair the carrying value of the Company’s Intellectual Property as of December 31, 2004, including the associated footnotes to the financial statements and disclosures under Part I, Item 1 “Financial Statements,” Item 2 “Management’s Discussions and Analysis of Financial Condition and Plan of Operation - Forward Looking Statements and Part II, Item 8a “Controls and Procedures.” Except for these items no other information in the original Report is amended hereby.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Verdisys, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Verdisys, Inc. as of December 31, 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of Verdisys’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 23, the accompanying financial statements as of December 31, 2004 and the year then ended have been restated to reflect the impairment of the carrying value of the Company's intellectual property as of December 31, 2004.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

March 21, 2005 (March 29, 2006 as to the effects of the restatement as described in Note 23)

VERDISYS, INC.
BALANCE SHEET
December 31, 2004

ASSETS	(Restated)

Current Assets
Cash	$266,917
Accounts receivable, net of allowance for doubtful accounts of $30,000	58,726
Lease receivable	125,000
License receivable	1,300,000
Other current assets	44,076
Total Current Assets	1,794,719

Equipment, net of accumulated depreciation of $130,467	447,401
License, net of accumulated amortization of $549,167	-
Total Assets	$2,242,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$738,442
Accrued expenses	1,270,732
Deferred revenue	254,726
Customer deposit	276,850
Notes payable - related parties, net of unamortized discount of $7,674	102,326
Notes payable, net of unamortized discount of $74,148	400,852
Total Current Liabilities	3,043,928

Long Term Liabilities
Notes payable - related parties, net of unamortized discount of $50,622	149,378
Deferred revenue, less current portion	81,878
Total Liabilities	3,275,184

Commitments & Contingencies

Stockholders’ Deficit
Common Stock, $.001 par value, 50,000,000 shares authorized, 33,443,691 shares issued and outstanding	33,444
Additional paid-in capital	26,000,119
Accumulated deficit	(27,066,627)
Total Stockholders’ Deficit	(1,033,064)
Total Liabilities and Stockholders’ Deficit	$2,242,120

See accompanying summary of accounting policies and notes to financial statements.

VERDISYS, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and 2003

	2004	2003
Revenue	(Restated)
Satellite Service - third parties	$714,634	$419,247

Drilling Services
Third parties	716,163	7,444
Related parties	22,547	458,750
Total Revenue	1,453,344	885,441

Cost of Services Provided
Satellite Services
Third parties	720,912	588,498
Drilling Services
Third parties	868,160	787,560
Related parties	—	226,611
Total Cost of Services Provided	1,589,072	1,602,669
Gross Loss	(135,728)	(717,228)

Operating Expenses
Selling, general & administrative	4,752,391	6,614,539
Depreciation and amortization	512,706	219,692
Bad debts	73,249	172,003
Asset Impairment	3,175,833	—
Operating Loss	(8,649,907)	(7,723,462)

Other (Income) Expense
Debt forgiveness income	—	(460,235)
Loss (gain) on sale of property	11,237	(120,000)
Interest income	(89)	(417)
Interest expense	105,053	213,235
Total other (income) expense	116,201	(367,417)
Net Loss	$(8,766,108)	$(7,356,045)
Basic and diluted net loss per share	$(.28)	$(.33)
Weighted average shares outstanding	31,415,041	22,180,185

See accompanying summary of accounting policies and notes to financial statements.

VERDISYS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2003 and 2004 (Restated)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balances, December 31, 2002	1,410,000	$705,000	13,553,139	$13,553

Series B preferred stock exchanged for common stock	(1,410,000)	(705,000)	1,410,000	1,410

Stock issued for:
Cash, net of fundraising costs			2,740,733	2,741
Services			4,679,194	4,679
Accounts payable			33,333	33
Notes payable and accrued interest			2,890,688	2,891
Cash exercise of warrants and options			1,995,178	1,995
Cashless exercise of warrants for note payment			200,000	200
Note payment on lease			125,000	125
Reduction of royalty			500,000	500
RDGI merger			1,500,000	1,500

Fair value of options and warrants issued for services

Contribution to capital

Net loss
Balances, December 31, 2003	—	—	29,627,265	29,627

Stock issued for:
Cash, net of fundraising costs			829,500	830
Services			47,950	48
Accounts payable			104,000	104
Notes payable, accrued interest and licensing fees			300,000	300
Cash exercise of warrants and options			1,207,198	1,207
Prior fundraising agreement			277,778	278
Lawsuit settlements			1,050,000	1,050

Fair value of options and warrants issued for services

Net Loss
Balances, December 31, 2004	—	$—	33,443,691	$33,444

VERDISYS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2003 and 2004 (Restated)

	Paid-In Capital	Retained Deficit	Totals
Balances, December 31, 2002	$6,098,924	$(10,944,474)	$(4,126,997)

Series B preferred stock exchanged for common stock	703,590

Stock issued for:
Cash, net of fundraising costs	6,559,409		6,562,150
Services	1,619,660		1,624,339
Accounts payable	16,633		16,666
Notes payable and accrued interest	1,503,299		1,506,190
Cash exercise of warrants and options	366,820		368,815
Cashless exercise of warrants for note payment	19,800		20,000
Note payment on lease	249,875		250,000
Reduction of royalty	2,274,500		2,275,000
RDGI merger	(1,500)		—

Fair value of options and warrants issued for services	1,844,311		1,844,311

Contribution to capital	488,000		488,000

Net loss		(7,356,045)	(7,356,045)
Balances, December 31, 2003	21,743,321	(18,300,519)	3,472,429

Stock issued for:
Cash, net of fundraising costs	633,170		634,000
Services	(48)		—
Accounts payable	51,873		51,977
Notes payable, accrued interest and licensing fees	1,919,700		1,920,000
Cash exercise of warrants and options	80,010		81,217
Prior fundraising agreement	(278)		—
Lawsuit settlements	836,950		838,000

Fair value of options and warrants issued for services	735,421		735,421

Net Loss		(8,766,108)	(8,766,108)
Balances, December 31, 2004	$26,000,119	$(27,066,627)	$(1,033,064)

VERDISYS, INC.
STATEMENT OF CASH FLOWS
Years Ended December 31, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities	(Restated)
Net loss	$(8,766,108)	$(7,356,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	1,573,192	1,624,339
Release of deferred revenue from litigation settlement	(565,750)	—
Option and warrant expense	544,579	1,844,311
Amortization of note discount	58,398	—
Depreciation and amortization	512,706	219,692
Debt forgiveness income	—	(460,235)
Guarantee of third party debt	(300,000)	300,000
Loss (gain) on sale of property	11,237	(120,000)
Asset impairment	3,175,833	—
Bad debts	73,249	172,003
Changes in:
Accounts receivable	32,131	(201,747)
Accounts receivable - related party	—	(23,960)
Lease receivable	50,000	—
Employee advances	—	42,620
Accounts payable	473,437	(277,755)
Accrued expenses	787,767	(171,815)
Deferred revenue	15,039	724,648
Customer deposit	208,568	68,282
Net Cash Used In Operating Activities	(2,115,722)	(3,615,662)
Cash Flows From Investing Activities
Purchase of equipment	(3,705)	(459,493)
Cash payments for license	—	(100,000)
Proceeds from sale of property	12,500	120,000
Deposit on equipment purchase	—	(340,000)
Loan to third party	—	(100,000)
Net Cash Provided By (Used In) Investing Activities	8,795	(879,493)
Cash Flows From Financing Activities
Proceeds from sales of common stock	634,000	6,562,150
Proceeds from exercise of options and warrants	81,217	368,815
Proceeds from notes payable, related parties	345,000	50,000
Proceeds from notes payable	475,000	—
Payments on notes payable, related parties	(35,000)	(363,558)
Payments on note payable related to license	(500,000)	(748,760)
Net Cash Provided By Financing Activities	1,000,217	5,868,647
Net change in cash	(1,106,710)	1,373,492
Cash at beginning of year	1,373,627	135
Cash at end of year	$266,917	$1,373,627
Cash paid during the year for:
Interest	$—	$176,240
Income taxes	$—	$—

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

NOTE 23 - RESTATEMENT
The 2004 financial statements originally included the value of the intellectual property at cost because the net present value of the future cash flows exceeded the acquisition cost. During 2005, Blast agreed to sell the lateral drilling license for $1.3 million in cash over a period of time. Subsequently, Verdisys determined that the asset valuation conclusions were incorrect and that the sales agreement established the asset value of the intellectual property. Consequently, the value of the lateral drilling license was written down with a non-cash impairment charge of approximately $3.2 million and the financial statements were restated.

The accounts affected by the restatement are:

	As reported	Adjustments	As restated

License	$5,025,000	$(5,025,000)	-

Accumulated amortization	(549,167)	549,167	-

Net Book Value	4,475,833	(4,475,833)	-

Asset impairment expense	-	3,175,833	3,175,833

License receivable	-	1,300,000	1,300,000

Basic and diluted loss per share	(0.18)		(0.28)

Item 8. Changes In / Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a. Controls and Procedures

Our management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was conducted as of December 31, 2004. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer originally concluded that the disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by Verdisys in the reports that it files or submits under the Exchange Act is accumulated and communicated to Verdisys management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) information required to be filed in the reports it files or submits is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. As of March 23, 2006, it was determined the controls and procedures were not effective because the impairment charge was not recognized and disclosed. The Company has instituted a procedure to thoroughly review the carrying value of its assets relative to indicated market value to determine whether the asset should be impaired. There have been no changes in internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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
Date: June 2, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David M. Adams	By:	/s/ John O’Keefe
	David M. Adams		John O’Keefe
	President		Co-Chief Executive Officer
	Co-Chief Executive Officer		Chief Financial Officer
	Principal Executive Officer		Principal Accounting Officer

Date: June 2, 2006		Date: June 2, 2006

By:	/s/ John R. Block	By:	/s/ Joseph J. Penbera, Ph.D.
	John R. Block		Joseph J. Penbera, Ph.D.
	Director		Director

Date: June 2, 2006		Date: June 2, 2006

By:	/s/ Ronald J. Robinson, Ph.D.	By:	/s/ Frederick R. Ruiz
	Ronald J. Robinson, Ph.D.		Frederick R. Ruiz
	Director		Director

Date: June 2, 2006		Date: June 2, 2006

By:	/s/ O. James Woodward III
O. James Woodward III
Director

Date: June 2, 2006