Form 10QSB/A
period 2005-03-31
BLAST ENERGY SERVICES, INC.
filed 2006-06-05
CIK 1141197

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

The Amended Annual Report amends the Company’s financial statements to reflect a non-cash adjustment to impair the carrying value of the Company’s Intellectual Property as of December 31, 2004, including the associated footnotes to the financial statements and disclosures under Part I, Item 1 “Financial Statements,” Item 2 “Management’s Discussions and Analysis of Financial Condition and Plan of Operation - Forward Looking Statements and Item 3 “Controls and Procedures.” Except for these items no other information in the original Report is amended hereby.

Verdisys, Inc.

VERDISYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VERDISYS, INC.
BALANCE SHEET
(Unaudited)
March 31, 2005

Assets
(Restated)
Current Assets:
Cash	$169,856
Accounts receivable, net of allowance for doubtful accounts of $17,001	136,102
Lease receivable	50,000
Receivable from related party	375,000
License receivable	900,000
Other current assets	75,381

Total Current Assets	1,706,339

Equipment, net of accumulated depreciation of $103,174	531,570

Total Assets	$2,237,909

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$661,096
Accrued expenses	1,210,075
Deferred revenue	270,710
Customer deposits	101,850
Notes payable - related parties, net of unamortized discount of $2,521	107,479
Notes payable - other, net of unamortized discount of $53,643	421,357

Total Current Liabilities	2,772,567

Long Term Liabilities:
Notes payable - related parties, net of unamortized discount of $41,792	158,208
Deferred revenue, less current portion	48,543

Total Liabilities	2,979,318

Commitments & Contingencies

Stockholders’ Deficit:
Common Stock, $.001 par value, 50,000,000 shares authorized; 36,051,830 shares issued and outstanding	36,052
Additional paid-in capital	27,419,393
Accumulated deficit	(28,196,854)

Total Stockholders’ Deficit	(741,409)

Total Liabilities and Stockholders’ Deficit	$2,237,909

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

VERDISYS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:	(Restated)
Net loss	$(1,130,227)	$(2,319,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	962,395	735,192
Option and warrant expense	25,000	80,099
Amortization of note discount	34,488	—
Depreciation and amortization	29,810	129,823
Loss on sale of property	(971)	—
Bad debts	10,000	—
Change in working capital items	(419,306)	342,690

Net Cash Used In Operating Activities	(488,811)	(1,031,459)

Cash Flows From Investing Activities:
Construction of equipment	(250,000)	—
Proceeds from Sale of License	400,000	—
Net Cash Provided By Investing Activities	150,000	—

Cash Flows From Financing Activities:
Proceeds from sale of stock	241,500	—
Proceeds from exercise of options and warrants	250	40,993
Proceeds from notes payable to stockholders	—	50,000
Payments on note payable related to license	—	(100,000)

Net Cash Provided By (Used In) Financing Activities	241,750	(9,007)

Net change in cash	(97,061)	(1,040,466)
Cash at beginning of period	266,917	1,373,627

Cash at end of period	$169,856	$333,161

Non-Cash Transactions:
Conversion of liabilities to common stock	$192,737	$—
Exchange of equipment for customer deposit	$175,000	$—
Exchange of equipment for accounts payable	$3,883	$—
Conversion of notes payable and accrued interest to common stock	$—	$1,920,000

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
[1] -
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

NOTE 13 - RESTATEMENT

The 2004 financial statements originally included the value of the intellectual property at cost because the net present value of the future cash flows exceeded the acquisition cost. During 2005, Blast agreed to sell the lateral drilling license for $1.3 million in cash over a period of time. On March 23, 2006, Blast determined that the asset valuation conclusions were incorrect and that the sales agreement established the asset value of the intellectual property. Consequently, the value of the lateral drilling license was written down with a non-cash impairment charge of approximately $3.2 million and the financial statements were restated.

The accounts affected by the restatement are:

	As reported	Adjustments	As restated

License asset	$4,625,000	$(4,625,000)	$-
Accumulated amortization	(637,505)	637,505	-
Net Book Value	3,987,465	(3,987,465)	-

License receivable	-	900,000	900,000
Accumulated Deficit	(25,109,359)	(3,087,465)	(28,196,854)
Depreciation & amortization	118,148	(88,339)	28,909

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

	For The Three Months Ended March 31,		Increase (Decrease)
	2005	2004
Payroll and related costs	$284	$261	$23

Option and warrant expense	25	80	(55)

License fee	—	735	(735)

Legal fees	58	131	(73)

External services	101	242	(141)

Insurance	42	218	(176)

Liquidated damages	—	250	(250)

Travel & entertainment	6	49	(43)

Office rent	9	37	(28)

Communications	1	19,	(18)

Class action settlement	504	—	504

Miscellaneous	5	9,	(4)

	$1,035	$2,031	$(996)

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

Item 3. Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer originally concluded that the disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by Verdisys in the reports that it files or submits under the Exchange Act is accumulated and communicated to Verdisys management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) information required to be filed in the reports it files or submits is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. As of March 23, 2006, it was determined the controls and procedures were not effective because the impairment charge to Intellectual Property was not recognized and disclosed. The Company has instituted a procedure to thoroughly review the carrying value of its assets relative to indicated market value to determine whether the asset should be impaired.

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

Date: June 2, 2006

	By:	/s/ John O’Keefe, CFO
John O’Keefe
Chief Financial Officer
Principal Accounting Officer

Date: June 2, 2006