Form 10QSB/A
period 2005-06-30
BLAST ENERGY SERVICES, INC.
filed 2006-06-05
CIK 1141197

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

Blast Energy Services, Inc.

BLAST ENERGY SERVICES, INC.
(FORMERLY VERDISYS, INC.)

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLAST ENERGY SERVICES, INC.
(FORMERLY VERDISYS, INC.)
BALANCE SHEET
(Unaudited)
June 30, 2005

Assets	(Restated)

Current Assets:
Cash	$78,604
Accounts receivable, net of allowance for doubtful accounts of $10,736	123,512
License Receivable	800,000
Other current assets	76,573

Total Current Assets	1,078,689

Equipment, net of accumulated depreciation of $72,393	132,351
Construction in progress	590,335
Drilling equipment held for sale	129,000

Total Assets	$1,930,375

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$706,055
Accrued expenses	1,165,861
Advances - related parties	249,500
Deferred revenue	246,052
Customer deposits	76,850
Notes payable - related parties, net of unamortized discount of $32,864	167,136
Notes payable - other, net of unamortized discount of $34,743	365,257

Total Current Liabilities	2,976,711

Long Term Liabilities:
Deferred revenue, less current portion	27,120

Total Liabilities	3,003,831

Commitments & Contingencies

Stockholders’ Deficit:
Common Stock, $.001 par value, 100,000,000 shares authorized; 36,791,727 shares issued and outstanding	36,792
Additional paid-in capital	27,729,163
Accumulated deficit	(28,839,411)

Total Stockholders’ Deficit	(1,073,456)

Total Liabilities and Stockholders’ Deficit	$1,930,375

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

BLAST ENERGY SERVICES, INC.
(FORMERLY VERDISYS, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:	(Restated)
Net loss	$(1,772,243)	$(3,365,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	1,029,361	735,192
Option and warrant expense	50,000	160,198
Amortization of note discount	64,837	4,397
Depreciation and amortization	49,488	265,931
Gain on sale of property	(971)	—
Bad debts	10,000	—
Change in working capital items	(19,700)	818,212

Net Cash Used In Operating Activities	(589,228)	(1,381,896)

Cash Flows From Investing Activities:
Construction of equipment	(590,335)	—
Proceeds from Sale of License	500,000	—
Net Cash Used In Investing Activities	(90,335)	—

Cash Flows From Financing Activities:
Proceeds from sale of stock	241,500	359,000
Proceeds from exercise of options and warrants	250	81,217
Advance on future financing	249,500	—
Proceeds from notes payable to stockholders	—	235,000
Payments on note payable related to license	—	(500,000)

Net Cash Provided By Financing Activities	491,250	175,217

Net change in cash	(188,313)	(1,206,679)
Cash at beginning of period	266,917	1,373,627

Cash at end of period	$78,604	$166,948

Non-Cash Transactions:
Conversion of liabilities to common stock	$253,287	$—
Exchange of equipment for customer deposit	$175,000	$—
Exchange of equipment for accounts payable	$3,883	$—
Conversion of notes payable and accrued interest to common stock	$200,044	$1,184,808
Discount on notes payable	$—	$35,157

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

On July 15, 2005, Blast Energy entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies (BMC), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. As of August 11, 2005, Blast Energy had received $600,000 in funding under this agreement and is scheduled to receive the balance in several payments before the end of September 2005. Previously announced negotiations to develop up to five abrasive jetting rigs in a profit sharing agreement with Advanced Drilling Systems did not materialize. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90 percent to Blast Energy and 10 percent to BMC for a ten-year period following repayment. After ten years, Blast Energy will receive all of the revenue from the rig. The loan, secured by the rig, has a senior and subordinated structure, carries an average interest rate of 7.4% and is due September 15, 2006. BMC also has the option to fund an additional three rigs under these commercial terms.

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

The accounts affected by the restatement are:

	As reported	Adjustments	As restated

License asset	$4,525,000	$(4,525,000)	$-
Accumulated amortization	(717,790)	717,790	-
Net Book Value	3,807,210	(3,807,210)	-

License receivable	-	800,000	800,000
Accumulated deficit	(25,832,201)	(3,087,210)	(28,839,411)
Depreciation & amortization	102,410	(75,228)	27,183

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

	For The Three Months Ended June 30,		Increase (Decrease)
	2005	2004
Payroll and related costs	$142	$212	$(70)
Option and warrant expense	25	69	(44)
Legal fees	124	132	(8)
External services	90	135	(45)
Insurance	50	114	(64)
Liquidated damages	—	150	(150)
Travel & entertainment	12	30	(18)
Office rent	8	7	1
Communications	4	17	(13)
Miscellaneous	32	37	(5)

	$487	$903	$(416)

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

	For The Six Months Ended June 30,		Increase (Decrease)
	2005	2004
Payroll and related costs	$426	$473	$(47)
Option and warrant expense	50	149	(99)
License fee	—	735	(735)
Legal fees	182	263	(81)
External services	192	377	(185)
Insurance	92	332	(240)
Liquidated damages	—	400	(400)
Travel & entertainment	18	79	(61)
Office rent	17	44	(27)
Communications	5	36	(31)
Class action settlement	503	—	503
Miscellaneous	37	(43)	80

	$1,522	$2,845	$(1,323)

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

On July 15, 2005, Blast Energy entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies (BMC), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. As of August 11, 2005, Blast Energy had received $600,000 in funding under this agreement and is scheduled to receive the balance in several payments before the end of September 2005. Previously announced negotiations to develop up to five abrasive jetting rigs in a profit sharing agreement with Advanced Drilling Systems did not materialize. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90 percent to Blast Energy and 10 percent to BMC for a ten-year period following repayment. After ten years, Blast Energy will receive all of the revenue from the rig. The loan, secured by the rig, has a senior and subordinated structure, carries an average interest rate of 7.4 % and is due September 15, 2006. BMC also has the option to fund an additional three rigs under these commercial terms.

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

Item 3. Controls and Procedures

Based on management’s evaluation as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer originally concluded that the disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by Blast in the reports that it files or submits under the Exchange Act is accumulated and communicated to Blast management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) information required to be filed in the reports it files or submits is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. As of March 23, 2006, it was determined the controls and procedures were not effective because the impairment charge to Intellectual Property was not recognized and disclosed. The Company has instituted a procedure to thoroughly review the carrying value of its assets relative to indicated market value to determine whether the asset should be impaired.

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