Form 10QSB/A
period 2005-09-30
BLAST ENERGY SERVICES, INC.
filed 2006-06-05
CIK 1141197

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

Blast Energy Services, Inc.

BLAST ENERGY SERVICES, INC.
(FORMERLY VERDISYS, INC.)

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
BALANCE SHEET
(Unaudited)
September 30, 2005

Assets	(Restated)
Current Assets:
Cash	$311,715
Accounts receivable, net of allowance for doubtful accounts of $10,290	197,015
License Receivable	765,000
Other current assets	69,055

Total Current Assets	1,342,785
Equipment, net of accumulated depreciation of $143,611	1,055,088
Licenses, net of accumulated amortization of $6,964	1,163,036

Total Assets	$3,560,909

Liabilities and Stockholder’s Deficit
Current Liabilities
Accounts payable	$696,824
Accrued expenses	952,301
Advances-related parties	900,000
Deferred revenue	216,668
Customer deposits	76,850
Notes payable-related parties, net of unamortized discount of $23,840	176,160
Notes payable-other, net of unamortized discount of $17,369	377,631

Total Current Liabilities	3,396,434
Long Term Liabilities:
Note payable-other	500,000
Deferred revenue, less current portion	6,780

Total Liabilities	3,903,214

Commitments and Contingencies	—
Stockholder’ Deficit:
Common Stock, $.001 par value, 100,000,000 shares authorized; 40,486,206 shares issued and outstanding	40,482
Additional paid in capital	29,176,819
Accumulated deficit	(29,559,606)

Total Stockholders’ Deficit	(342,305)

Total Liabilities and Stockholders’ Deficit	$3,560,909

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

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:	(Restated)
Net loss	$(2,492,441)	$(4,342,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	1,066,761	948,192
Option and warrant expense	75,000	290,844
Amortization of note discount	91,235	25,685
Depreciation and amortization	76,670	395,982
(Gain) loss on sale of equipment	(971)	1,900
Note payable issued for lawsuit settlement	500,000	—
Bad debts	10,000	50,000
Change in working capital items	(139,301)	844,726

Net Cash Used in Operating Activities	(813,047)	(1,784,875)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,000)	(3,705)
Proceeds from sale of equipment	—	12,500
Proceeds from Sale of License	535,000	—
Construction of equipment	(812,955)	—

Net Cash Provided by Investing Activities	(278,955)	8,795

Cash Flows from Financing Activities:
Proceeds from sale of stock	241,500	359,000
Proceeds from exercise of options and warrants	300	81,217
Advance on future financing	900,000	—
Proceeds from notes payable to stockholders	—	220,000
Payments on notes payable	(5,000)	—
Payments on notes payable to stockholders	—	(35,000)
Payments on note payable related to license	—	(500,000)
Proceeds from convertible notes	—	400,000

Net Cash Provided by Financing Activities	1,136,800	525,217

Net change in cash	44,798	(1,250,863)
Cash at beginning of period	266,917	1,373,627

Cash at end of period	$311,715	$122,764

Non-Cash Transactions:
Conversion of accounts payable to common stock	$206,737	$—
Exchange of equipment for customer deposit	175,000	—
Exchange of equipment for accounts payable	3,883	—
Conversion of notes payable and accrued interest to common stock	225,966	1,184,808
Conversion of accrued bonuses to common stock	197,474	—
Discount on notes payable	—	133,746
Exchange of intangible for 3 million shares of common stock	1,170,000	—

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

On July 15, 2005, Blast Energy entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, LLC (“BMC”), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. As of September 30, 2005, Blast Energy received $900,000 in funding under this agreement and received the balance in October of 2005. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90 percent to Blast Energy and 10 percent to BMC for a ten-year period following repayment. After ten years, Blast Energy will receive all of the revenue from the rig. The loan, secured by the rig, carries an average interest rate of 7.4%, has a senior and subordinated structure due September 15, 2006 and September 30, 2006, respectively. BMC also has the option to fund an additional three rigs under these commercial terms.

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

The accounts affected by the restatement are:

	As reported	Adjustments	As restated

License asset	$5,310,000	$(4,140,000)	$1,170,000
Accumulated amortization	(799,983)	793,019	(6,964)
Net Book Value	4,510,107	(3,347,071)	1,163,036

License receivable	-	765,000	765,000
Accumulated deficit	(26,977,625)	(2,581,981)	(29,599,606)
Depreciation & amortization	82,193	(75,228)	6,964
Other Income and expense	-	350,000	350,000

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

	For The Three Months Ended September 30,		Increase (Decrease)
	2005	2004
Payroll and related costs	$104	$124	$(20)
Option and warrant expense	25	343	(318)
Legal fees	118	217	(99)
External services	135	62	73
Insurance	49	103	(54)
Legal settlement	500	—	500
Travel & entertainment	10	33	(23)
Office rent	9	10	(1)
Communications	3	10	(7)
Miscellaneous	11	35	(24)

	$964	$937	$27

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

	For The Nine Months Ended September 30,		Increase (Decrease)
	2005	2004
Payroll and related costs	$530	$535	$(5)
Option and warrant expense	75	492	(417)
License fee	—	735	(735)
Legal fees	299	395	(96)
External services	327	295	32
Insurance	141	335	(194)
Liquidated damages	—	400	(400)
Legal settlements	1,003	—	1,003
Travel & entertainment	29	101	(72)
Office rent	26	44	(18)
Communications	8	41	(33)
Miscellaneous	48	9	39

	$2,486	$3,382	$(896)

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