Form 10KSB/A
period 2005-12-31
BLAST ENERGY SERVICES, INC.
filed 2006-06-05
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________

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

Explanatory Note

Blast Energy Services, Inc. is filing this amended Annual Report on Form 10-KSB/A for the period ended December 31, 2005 (the “Amended Annual Report”), to amend its Report on Form 10-KSB for the period ended December 31, 2005 (the “Original Annual Report”), which was filed with the Securities and Exchange Commission on March 31, 2006.

The Amended Annual Report amends the Company’s financial statements to reflect the proper classification of the cash received from the sale of the Landers license, revisions to the language describing notes payable, warrants issued in 2005 and subsequent events, including the associated footnotes to the financial statements and disclosures under Part I, Item 1 “Financial Statements,” I, and Part II, Item 8a “Controls and Procedures.” Except for these items no other information in the original Report is amended hereby.

Table of Contents

PART I
DESCRIPTION OF BUSINESS	3
FORWARD-LOOKING STATEMENTS	3
BUSINESS DEVELOPMENT	3
BUSINESS OF ISSUER	3
INDUSTRY	4
ABRASIVE JETTING LATERAL DRILLING SERVICES	5
Major Customers	7
Market	8
Competition	8
SATELLITE SERVICES	8
Major Customers	9
Market	9
Competition	10
PATENTS	10
GOVERNMENTAL REGULATION	11
DESCRIPTION OF PROPERTY	12
LEGAL PROCEEDINGS	12
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
PART II
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	13
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	19
FINANCIAL STATEMENTS	31
CHANGES IN / DISAGREEMENTS WITH ACCOUNTANTS	48
CONTROLS AND PROCEDURES	48
PART III
DIRECTORS AND EXECUTIVE OFFICERS	49
EXECUTIVE COMPENSATION	51
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	54
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	55
EXHIBITS AND REPORTS ON FORM 10-KSB	58
PRINCIPAL ACCOUNTANTS FEES AND SERVICES	61
SIGNATURES	62

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

Our secondary business segment is providing satellite communication services to energy companies. This service allows them to remotely monitor and control well head, pipeline, drilling, and other operations through low cost broadband data and voice services to remote operations where terrestrial or cellular communication networks do not exist or are too costly to install to meet customers commercial requirements. Longer term, our broader vision is to introduce additional early stage technologies to the energy services sector, all of which would fit our mission of helping energy companies produce oil and gas more economically.

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

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THE RISK FACTORS DESCRIBED BELOW. THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT.

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

Item 7. Financial Statements

Index to Financial Statements

Page
Report of Independent Registered Public
Accounting Firm	32

Balance Sheet at December 31, 2005	33

Statements of Operations
Years ended December 31, 2005 and 2004	34

Statements of Stockholders’ Deficit
Years ended December 31, 2005 and 2004	35

Statements of Cash Flows
Years ended December 31, 2005 and 2004	37

Notes to Financial Statements	38 - 48

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

As described in Note 20, the accompanying statement of cash flows for the year ended December 31, 2005 has been restated to properly classify the cash received from the sale of the Landers license.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

March 22, 2006 (May 8, 2006 as to the effects of the restatement as described in Note 20)

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

BLAST ENERGY SERVICES, INC.
(Formerly Verdisys, Inc.)
STATEMENTS OF CASH FLOWS (Restated)
Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities	(Restated)
Net loss	$(2,862,231)	$(8,766,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	1,193,133	1,573,192
Release of deferred revenue from litigation settlement	-	(565,750)
Option and warrant expense	368,669	544,579
Amortization of note discount	117,630	58,398
Depreciation and amortization	119,306	512,706
Guarantee of third party debt	-	(300,000)
Loss (gain) on sale of property	93,247	11,237
Asset impairment charge	-	3,175,833
Note issued for legal settlement	500,000	-
Bad debts	-	73,249
Changes in:
Other Accounts receivable	27,289	132,131
Other current assets	(187,337)	-
Accounts payable	(91,130)	473,437
Accrued expenses	(670,002)	787,767
Deferred revenue	(198,399)	15,039
Customer deposit	(276,850)	208,568

Net Cash Used In Operating Activities	(1,866,675)	(2,115,722)

Cash Flows From Investing Activities
Purchase of equipment	(970,298)	(3,705)
Proceeds from sale of license	1,300,000	-
Proceeds from sale of equipment	255,734	12,500

Net Cash Provided By Investing Activities	585,436	8,795

Cash Flows From Financing Activities
Proceeds from sales of common stock	779,900	634,000
Proceeds from exercise of options and warrants	75,400	81,217
Proceeds from advances by advanced parties	1,000,000	-
Proceeds from notes payable, related parties	-	345,000
Proceeds from notes payable	(5,000)	475,000
Payments on notes payable, related parties	-	(35,000)
Payments on note payable related to license	-	(500,000)

Net Cash Provided By Financing Activities	1,850,300	1,000,217

Net change in cash	569,061	(1,106,710)
Cash at beginning of year	266,917	1,373,627

Cash at end of year	$835,978	$266,917

Cash paid during the year for:
Interest	$83,311	$-
Income taxes	-	-

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

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at December 31, 2005 consisted of the following:

Convertible promissory notes with related individual and entity, 8%, maturing on May 31, 2006, issued in connection with 100% warrant coverage to purchase Blast common stock at $.001 per share until October 26, 2005, conversion rate of one share of common stock for every $2.00 of outstanding principal and unpaid interest.	$200,000
Less: discount for warrants	(23,840)
$176,160

NOTE 9 - NOTES PAYABLE

Current Notes payable at December 31, 2005 consisted of the following:

Convertible promissory notes, 8%, maturing on December 31, 2005, issued in connection with 100% warrant coverage to purchase Blast common stock until December 31, 2005, conversion rate of one share of common stock for every $2.00 of outstanding principal and unpaid interest.	$350,000
Note payable, individual, 10%, due on demand	45,000
$395,000
Long-Term Notes payable at December 31, 2005 consisted of the following:

Promissory Note with Charles Steinberger, a previous CEO of the Company, becomes due on June 30, 2007 and carries no interest. Blast Energy has the option to pay the Note early and in the event that the price of Blast Energy common stock trades on average greater that $2.00 per share for the 20 trading days prior to the due date, the Note will no longer be payable.	$500,000

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

During 2005, Blast issued warrants to purchase 2,348,800 shares of common stock as follows:
•
848,800 warrants, with an exercise price of $1.00 and a two-year term, were issued in connection with the raise of funds in a private placement offerings that raised $830,000. The warrants were recorded as part of the offering costs of the private placement.

•	750,000 warrants, with an exercise price of $1.00 and a three-year term, were issued in connection with the settlement of a legal dispute. The fair value was expensed in 2005.
•	750,000 warrants, with an exercise price of $0.45 and a three-year term, were issued as part of a licensing agreement. The fair value was expensed in 2005.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at
December 31, 2003	4,112,376	$1.35	4,424,715	$0.38

Year ended December 31, 2004:
Granted	1,152,000	1.89	780,980	0.48
Exercised	(369,583)	0.10	(837,605)	0.10
Forfeited	(2,481,113)	1.47	(573,871)	0.18

Outstanding at
December 31, 2004	2,413,680	1.67	3,794,219	0.49

Year ended December 31, 2005:
Granted	1,512,000	0.71	2,348,800	0.82
Exercised	-	-	(675,000)	0.11
Reinstated	900,000	0.56	-	-
Forfeited	(386,888)	0.12	(1,647,833)	0.18

Outstanding at
December 31, 2005	4,438,792	$1.36	3,820,186	$0.90

Options outstanding and exercisable as of December 31, 2005:
	- - Outstanding - -
Exercise Price	Number of Shares	Weighted Average Remaining life	Exercisable Number of Shares
$ 0.10	1,854,792	8.9 years	1,709,346
4.28	310,000	9 years	252,500
2.20	72,000	9 years	36,000
0.38	72,000	10 years	72,000
0.40	190,000	10 years	190,000
0.80	1,170,000	10 years	1,170,000
0.90	770,000	10 years	128,333
	4,438,792		3,558,179

Warrants outstanding and exercisable as of December 31, 2005:

	- - Outstanding - -
Exercise Price	Number of Shares	Weighted Average Remaining life	Exercisable Number of Shares
$ 0.01 - 0.50	735,889	1.0 years	735,889
1.00	2,683,800	2.4 years	2,683,800
2.00	317,163	1.1 years	317,163
6.00	83,334	3.0 years	83,334
	3,820,186		3,820,186

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

In March 2006, Alberta Energy Partners accelerated the revenue sharing provisions of the Technology Purchase Agreement and assigned the full 50% ownership of the AFJ technology to Blast effective immediately. Blast had previously owned only 20% and the receipt of the remaining 30% balance had been contingent upon the sharing of future revenues. In exchange for the assignment of the 30% balance, Blast agreed to be responsible for 50% of the costs to protect the patents. Blast does not expect these costs to have an impact on our financial position, results of operation or cash flow.

NOTE 20 - RESTATEMENT

During 2005, Blast agreed to sell our lateral drilling license for $1.3 million in cash. Subsequently, we determined that these proceeds should have been classified as “Cash from Investing Activities” rather than included in “Cash from Operations”. Consequently, the statement of cash flows for 2005 was restated for the line items shown below. The net increase in cash during the period of $ 569,061 remained unchanged.

	For the Year Ended December 31,
	2005	2005
	(as Originally Filed)	(Restated)
Cash Flows From Operating Activities:
Change in working capital items	$ 1,327,289	$ 27,289

Net Cash Used In Operating Activities	(566,675)	(1,866,675)

Cash Flows From Investing Activities:
Proceeds from sale of license	-	1,300,000

Net Cash Provided by Investing Activities	$ (714,564)	$ 585,436

Item 8. Changes In / Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a. Controls and Procedures

Our management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  This evaluation was conducted as of December 31, 2005. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer originally concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that (i) information required to be disclosed by Blast in the reports that it files or submits under the Exchange Act is accumulated and communicated to Blast management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) information required to be filed in the reports it files or submits is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. As of March 23, 2006, it was determined the controls and procedures were not effective because the impairment charge to Intellectual Property was not recognized and disclosed. The Company and its independent accountants have instituted a procedure to thoroughly review the carrying value of its assets relative to indicated market value to determine whether the asset should be impaired. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Filed November 14, 2005 with the SEC, Form 10-QSB

10.48	Amendments to Senior and Subordinated Secured Promissory Notes dated February 20, 2006 by and among Blast Energy Services, Inc and Berg McAfee Companies. Filed February 22, 2006 with the SEC, Form 8K

10.49	Amended Technology Purchase Agreement with Alberta Energy Partners dated August 31, 2005. Filed March 27, 2006 with the SEC, Form 8K

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

*	Filed herewith

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

By:	/s/ David M. Adams	By:	/s/ John O’Keefe
	David M. Adams President Co-Chief Executive Officer Principal Executive Officer		John O’Keefe Co-Chief Executive Officer Chief Financial Officer Principal Accounting Officer
Date:	June 2, 2006	Date:	June 2, 2006

By:	/s/ John R. Block	By:	/s/ Joseph J. Penbera, Ph.D.
	John R. Block Director		Joseph J. Penbera, Ph.D. Director
Date:	June 2, 2006	Date:	June 2, 2006

By:	/s/ Roger P. Herbert	By:	/s/ Frederick R. Ruiz
	Roger P. Herbert Director		Frederick R. Ruiz Director
Date:	June 2, 2006	Date:	June 2, 2006

By:	/s/ O. James Woodward III
O. James Woodward III Director
Date:	June 2, 2006