Form 10QSB/A
period 2006-03-31
BLAST ENERGY SERVICES, INC.
filed 2006-06-05
CIK 1141197

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

Explanatory Note

Blast Energy Services, Inc (fka Verdisys, Inc.) is filing this amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 2006 (the “Amended Quarterly Report”), to amend its Quarterly Report on Form 10-QSB for the period ending March 31, 2006 originally filed with the Securities and Exchange Commission on May 15, 2006.

The Amended Quarterly Report amends the Company’s financial statements to reflect the proper classification of the cash received from the 2005 sale of the Landers license, including the associated footnotes to the financial statements and disclosures under Part I, Item 1, “Financial Statements.” Except for these items no other information in the original Report is amended hereby.

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

BLAST ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
		(Restated)
Revenue:
Satellite Communications	$291,961	$272,802
Down-hole Solutions	-	14,981
Total Revenue	249,523	287,783

Cost of Services Provided:
Satellite Communications	205,143	173,803
Down-hole Solutions	132,246	119,484
Total Cost of Services Provided	337,389	293,287

Gross Margin (Deficit)	(45,428)	(5,504)

Operating Expenses:
Selling, general and administrative	712,861	1,034,627
Depreciation and amortization	26,713	29,810
Bad debts	-	10,000
Operating loss	(785,002)	(1,079,941)

Other (Income) Expense:		-
Other income	(42,533)	-
Interest expense	43,877	51,261
Loss on extinguishment of debt	182,000	-
Other Income	-	(971)
Interest income	-	(4)
Total other (income) expense	183,344	50,286

Net Loss	$(968,346)	$(1,130,227)

Basic and diluted loss per share	$(0.02)	$(0.03)
Weighted average shares outstanding	42,695,063	34,404,860

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
		(Restated)
Cash Flows From Operating Activities:
Net loss	$(968,346)	$(1,130,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	202,500	962,395
Option and warrant expense	93,458	25,000
Amortization of note discount	8,888	34,488
Depreciation and amortization	26,713	29,810
Loss on extinguishment of debt	182,000	(971)
Bad debts	-	10,000
Change in working capital items	(59,155)	(419,306)

Net Cash Used In Operating Activities	(513,942)	(488,811)

Cash Flows From Investing Activities:
Construction of equipment	(46,490)	(250,000)
Proceeds from Sale of License	-	400,000
Purchase of property and equipment	(21,885)	-

Net Cash Used In Investing Activities	(68,375)	150,000

Cash Flows From Financing Activities:
Proceeds from sale of stock	-	241,500
Proceeds from exercise of options and warrants	74,710	250
Payments on note payable	(2,500)	-

Net Cash Provided By Financing Activities	72,210	241,750

Net change in cash	(510,107)	(97,061)
Cash at beginning of period	835,978	266,917

Cash at end of period	$325,871	$169,856

Non-Cash Transactions:
Conversion of notes payable to common stock	$350,000	$-
Shares issued for interest	$11,000	$-
Shares issued for extinguishment of debt	$182,000	$-
Conversion of liabilities to common stock	$-	$192,737
Exchange of equipment for customer deposit	$-	$175,000
Exchange of equipment for accounts payable	$-	$3,883

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a net loss of $0.9 million for the three months ended March 31, 2006, has an accumulated deficit of $30.9 million and a working capital deficit of $0.8 million as of March 31, 2006 and has several significant future financial obligations. These conditions create an uncertainty as to Blast’s ability to continue as a going concern. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.

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

On July 15, 2005, Blast entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, LLC (“BMC”), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. As of December 31, 2005, Blast received $1 million in funding under this agreement. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90% to Blast and 10% to BMC for a ten-year period following repayment. After ten years, Blast will receive all of the revenue from the rig. The loan, secured by the value of the rig, which carries an average interest rate of 7.4%, has a senior and subordinated structure due September 15, 2006 and September 30, 2006, respectively. In February 2006, Blast and Berg McAfee Companies, our major shareholder, mutually agreed to extend the Maturity Date of the AFJ Rig Loans from September 2006 to March 31, 2007. No consideration was paid to BMC for this extension. However, BMC will earn additional interest which accrues during the extended loan period. BMC also has the option to fund an additional three rigs under these commercial terms.

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

NOTE 7 -NOTES PAYABLE

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

	For the Three Months Ended March 31,
	2006	2005
Revenues from external customers
Satellite communications	$ 291,962	$ 272,802
Down-hole services	-	14,981

	$ 291,962	$ 287,783

Operating profit (loss) 1
Satellite communications	$ 80,743	$ 48,217
Down-hole services	(180,319)	(233,512)
Corporate	(685,426)	(894,646)

	$ (785,002)	$ (1,079,941)

1- Operating loss is total operating revenue less operating expenses, selling general and administrative expenses, depreciation and amortization, bad debts and does not include other income and expense or income taxes.

NOTE 9 - RESTATEMENT
On March 23, 2006, the Board of Directors determined that Blast should restate the financial statements for the year ended December 31, 2004 included in its 2004 Annual Report on Form 10-KSB and the 2005 financial statements included in its three 2005 Quarterly Reports on Form 10-QSB. The restated financial statements were filed with the SEC on March 30, 2006. These financial statements originally included the value of the Intellectual Property asset as cost because the independent valuation of the net present value of the future cash flows exceeded the acquisition cost. During 2005, Blast agreed to sell its lateral drilling license for $1.3 million in cash over a period of time. Subsequently, it was determined that the asset valuation conclusions were incorrect and that the license sales agreement thereby established the asset value of the intellectual property. Consequently, the value of the lateral drilling license was written down with a non-cash impairment charge of $3.2 million as of December 31, 2004 and the financial statements were restated.

During 2005, Blast agreed to sell our lateral drilling license for $1.3 million in cash over a period of time, including $400,000 received during the first quarter of 2005. Subsequently, we determined that these proceeds should have been classified as “Cash from Investing Activities” rather than included in “Cash from Operations”. Consequently, the statement of cash flows for 2005 was restated for the line items shown below. The net decrease in cash during the period of $ 97,061 remained unchanged.

	For the Three Months Ended March 31,
	2005	2005
	(as Originally Filed)	(Restated)
Cash Flows From Operating Activities:
Change in working capital items	(19,306)	(419,306)

Net Cash Used In Operating Activities	(88,811)	(488,811)

Cash Flows From Investing Activities:
Proceeds from sale of license	-	400,000

Net Cash Used In Investing Activities	(250,000)	150,000

NOTE 10 - SUBSEQUENT EVENTS

Blast’s prototype abrasive fluid jetting (AFJ) rig, the Blast Rig #1, was deployed on its first commercial job in Many, Louisiana for Oracle Operating LLC in April, 2006. Blast believed that it successfully cut through the well casing at approximately 3,000 feet but was unable to laterally jet into the formation rock due to mechanical problems with the coil tubing delivery system. The rig has been taken to a coil tubing refurbishing yard to repair the injector head and hydraulic control system and to obtain an independent evaluation of the rig’s major systems. Based upon this evaluation, Blast is estimating repairs to cost approximately $75,000 over the next eight to ten weeks. Upon completion of these repairs, the rig will return to a test well location to further shakedown the rig and test its lateral drilling capabilities.

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

Down-hole Solutions

We have been striving to develop a commercially viable lateral drilling technology with the potential to penetrate through well casing and into reservoir formations to stimulate oil and gas production. In 2003, with the acquisition of exclusive rights to a proprietary horizontal drilling process we began to deploy lateral drilling services in the field. In mid 2004, it became apparent that this process was limited in its application to a wide variety of oil and gas formations. After redesigning and improving the existing process and designing and testing some new capabilities, we now believe that we can deliver a valuable and cost effective production enhancement service to onshore oil and gas producers, particularly operators of marginal wells. The goal is to make this new service reliably predictable and consistently dependable for our customers. We are currently repairing our first new generation lateral drilling rig with the capability of abrasive fluid jetting by use of much higher hydraulic horsepower. Following favorable results and customer acceptance of this initial rig’s capabilities, we plan to order the construction of additional rigs and significantly grow the deployment of our abrasive jetting service.

Blast’s prototype abrasive fluid jetting (AFJ) rig, the Blast Rig #1, was deployed on its first commercial job in Many, Louisiana for Oracle Operating LLC in April, 2006. Blast believed that it successfully cut through the well casing at approximately 3,000 feet but was unable to laterally jet into the formation rock due to mechanical problems with the coil tubing delivery system. The rig has been taken to a coil tubing refurbishing yard to repair the injector head and hydraulic control system and to obtain an independent evaluation of the rig’s major systems. Based upon this evaluation, Blast is estimating repairs to cost approximately $75,000 over the next eight to ten weeks. Upon completion of these repairs, the rig will return to a test well location to further shakedown the rig and test its lateral drilling capabilities.

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

	For the Three Months Ended March 31,		Increase (Decrease)
	2006	2005
Payroll and related costs	$ 106	$ 284	$ (178)

Option and warrant expense	93	25	68

Legal & settlement costs	70	561	(491)

External services	315	101	214

Insurance	54	42	12

Travel & entertainment	47	6	40

Office rent, Communications etc.	28	16	12

	$ 713	$ 1,035	$ (322)

Due to the lack of drilling activity during the first quarter of 2006, we focused on technology development and lowering our controllable overhead, which has resulted in a decrease in payroll, and option and warrant expense. Conversely, external services, travel and entertainment, office rent and communications all increased. Legal and settlement expenses decreased significantly as the prior year’s quarter included $503,000 for the value of the 1,150,000 shares of our common stock to be issued to settle the class action lawsuit and $55,000 of associated expenses.

Net Loss

The net loss for the first quarter of 2006 decreased to $968,000 from a loss of $1,130,000 for the corresponding period in 2005. The decrease is attributable to the major items explained in the paragraphs above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Liquidity and Capital Resources

As of March 31, 2006, our cash balance was $326,000 compared to a cash balance of $836,000 at December 31, 2005 and $170,000 for the period ended March 31, 2005. The cash balances were impacted by the sale of the Landers license for a total of $1.8 million and 2005 stock sales of $780,000 that were utilized to pay debt and fund operations. We continue to utilize cash, stock, and notes to fund operations. We have used these proceeds to fund the construction of our new generation drilling rig. As of March 31, 2006, we had expended approximately $1.2 million to construct and outfit the AFJ tractor/trailer rig as well as support truck and trailers. As of May 1, 2006 our cash balance is approximately $170,000. We continue to utilize our cash to fund the repair for the rig and to fund payables.

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

For the quarter ended March 31, 2006, we had capital expenditures of $61,000 as compared to $250,000 in capital expenditures for the quarter ended March 31, 2005. We expect to have approximately $75,000 of AFJ rig repair costs for the second quarter of 2006 (see Note 8 and subsequent event).

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

Item 4. Submission of Matters to a Vote of Security Holders

We conducted our Annual Meeting of Shareholders on May 11, 2006 and disclose herein the final voting results:

	YES	WITHELD AUTHORITY
Proposal One - Election of Directors (voted upon as a block):
John R. Block,	29,219,562	32,460
Roger P. (Pat) Herbert,	29,219,562	32,460
Scott W. Johnson,	29,219,562	32,460
Joseph J. Penbera, Ph.D.,	29,219,562	32,460
Jeffrey R. Pendergraft,	29,219,562	32,460
Frederick R. Ruiz,	29,219,562	32,460
O. James Woodward III	29,219,562	32,460

	YES	NO	ABSTAIN
Proposal Two - Approval of Independent Public Accountant (Malone & Bailey, PC):	28,344,834	874,353	32,834

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