Form 10QSB
period 2006-06-30
BLAST ENERGY SERVICES, INC.
filed 2006-08-10
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
    Yes   ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of June 30, 2006 - 43,640,404

The common stock of Blast Energy Services, Inc. is traded on the OTC Bulletin Board under the symbol “BESV”.

Transitional Small Business Disclosure Format (check one):     Yes   ☐ No ☒

Blast Energy Services, Inc.

Blast Energy Services, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLAST ENERGY SERVICES, INC.
BALANCE SHEETS
As of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
Assets	(Unaudited)	(Restated)
Current Assets
Cash	$223,228	$835,978
Accounts Receivable, net of allowance for doubtful accounts of $10,290 and $10,290	135,879	156,437
Other Assets	205,116	231,413
Current Assets	564,223	1,223,828

Intellectual Property, net of $69,643 and $27,857 accumulated amortization	1,100,357	1,142,143
Equipment, net of $33,252 and $22,416 accumulated depreciation	1,076,951	977,269

Total Assets	$2,741,531	$3,343,240

Liabilities and Stockholder’s Deficit
Current Liabilities
Accounts payable	$601,255	$622,396
Accrued expenses	416,026	533,842
Deferred revenue	74,593	131,425
Notes payable-related parties, net of unamortized discount of $-0- and $14,814	-	185,186
Notes payable-other	542,500	395,000
Total Current Liabilities	1,634,374	1,867,849

Long Term Liabilities
Advances-related parties	1,000,000	1,000,000
Note payable-other	-	500,000
Deferred revenue, less current portion	6,780	6,780
Total Liabilities	2,641,154	3,374,629

Commitments and Contingencies	-	-

Stockholders’ Equity/(Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 43,640,404 and 42,060,477 shares issued and outstanding	44,790	42,060
Additional paid in capital	31,962,163	29,855,409
Accumulated deficit	(31,906,576)	(29,928,859)

Total Stockholders’ Equity/(Deficit)	100,377	(31,390)

Total Liabilities and Stockholders’ Equity	$2,741,531	$3,343,240

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenue:
Satellite Communications	$265,082	$235,973	$557,044	$508,775
Down-hole Solutions	14,150	4,010	14,150	18,991
Total Revenue	279,232	239,983	571,194	527,766

Cost of Services Provided:
Satellite Communications	298,126	211,315	503,269	385,118
Down-hole Solutions	300,602	118,068	432,847	237,552
Total Cost of Services Provided	598,728	329,383	936,116	622,670

Gross Margin (Deficit)	(319,494)	(89,400)	(364,922)	(94,904)

Operating Expenses:
Selling, general and administrative	593,524	487,337	1,306,386	1,521,964
Depreciation, amortization & other	25,909	20,219	52,622	59,488

Operating Loss	(938,927)	(596,956)	(1,723,930)	(1,676,356)

Other (Income) Expense:
Other (income)	(39,128)	-	(81,661)	-
Interest expense	29,571	45,601	73,448	96,862
Loss on extinguishment of debt	80,000	-	262,000	-
Gain on sale	-	-	-	(971)
Interest income	-	-	-	(4)

Total other (income)/expense	70,443	45,601	253,787	95,887

Net Loss	$(1,009,370)	$(642,557)	$(1,977,717)	$(1,772,243)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Weighted average shares outstanding	43,697,634	36,067,903	43,199,118	35,440,245

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
		(Restated)
Cash Flows From Operating Activities:
Net loss	$(1,977,717)	$(1,772,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	644,000	1,029,361
Option and warrant expense	173,833	50,000
Amortization of note discount	14,814	64,837
Depreciation and amortization	52,622	49,488
Loss on extinguishment of debt	262,000	(971)
Receivable from related party	100	-
Bad debts	-	10,000
Change in working capital items	(158,268)	(19,700)

Net Cash Used In Operating Activities	(988,616)	(589,228)

Cash Flows From Investing Activities:
Construction of equipment	(68,633)	(590,335)
Proceeds from sale of license	-	500,000
Purchase of property and equipment	(21,885)	-

Net Cash Used In Investing Activities	(90,518)	(90,335)

Cash Flows From Financing Activities:
Proceeds from sale of stock	300,000	241,500
Proceeds from exercise of options and warrants	168,885	250
Advance on future financing		249,500
Payments on note payable	(2,500)	-

Net Cash Provided By Financing Activities	466,385	491,250

Net change in cash	(612,750)	(188,313)
Cash at beginning of period	835,978	266,917

Cash at end of period	$223,228	$78,604

Non-Cash Transactions:
Conversion of notes payable and interest to common stock	$550,000	$200,004
Shares issued for extinguishment of debt and liabilities	282,000	253,287
Exchange of equipment for customer deposit	-	175,000
Exchange of equipment for accounts payable	-	3,883

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a net loss of $1.0 million for the three months ended June 30, 2006, has an accumulated deficit of $31.9 million and a working capital deficit of $1.1 million as of June 30, 2006 and has several significant future financial obligations. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create an uncertainty as to Blast’s ability to continue as a going concern. Management is trying to raise additional capital but there are no assurances that such efforts will be successful.

NOTE 3 - STOCK OPTIONS AND WARRANTS

On January 1, 2006, Blast adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Blast adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended June 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, compensation was recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net loss as reported	$(642,557)	$(1,772,243)
Less: stock based compensation determined
Under fair value based method	(84,171)	(165,804)
Pro forma net loss	$(726,728)	$(1,938,047)
Basic and diluted net loss per common share:
As reported	$(.02)	$(.05)
Pro forma	$(.02)	$(.05)

The weighted average fair value of the stock options granted during the three months ended June 30, 2006 and 2005 was $.61 and $.42 per share, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 155% and 153%, respectively, and (4) zero expected dividends.

NOTE 4 - INTELLECTUAL PROPERTY

On March 17, 2006 Blast replaced in their entirety both its August 25, 2005 purchase agreement and October 2004 licensing agreement with a revised Technology Purchase Agreement with Alberta Energy Partners (“Alberta”) to purchase a one-half interest in Alberta’s Abrasive Fluid Jet (“AFJ”) cutting technology. Blast issued to Alberta 3,000,000 common shares and 750,000 warrants exercisable at $.45 per common share. The warrants are exercisable at such time as a minimum of $225,000 in revenue has been received by operation of Blast Rig #1, and expire three years from date of issuance. The fair value of the award will be measured and recognized at which time Blast achieves the $225,000 revenue mark. In addition, one half of Blast’s 50% share of the revenue stream from licensing of the technology shall be paid to Alberta, in addition to Alberta’s own one-half, until Alberta has received $2 million. Thereafter, Blast and Alberta will share licensing revenue equally. Royalties are payable to Alberta at the rate of $2,000 per well or 2% of gross revenues received, whichever is greater, for each well bore in which Blast uses the technology. The agreement shall remain in effect for the commercial life of the technology.

At June 30, 2006 the total cost of the Intellectual Property was $1,170,000 with $69,643 of accumulated amortization. The patent-pending IP, composed of the 50% ownership in the Alberta technology, is being amortized on a straight-line method over the life of the patent, which is 14 years.

NOTE 5 - STOCKHOLDERS EQUITY

In the first quarter of 2006, Blast issued a total of 994,030 shares of common stock as follows:
- 135,000 shares valued at $202,500 were issued to a consultant.
- 377,100 shares were issued pursuant to warrants exercised for $74,710 cash.
- 175,000 shares were issued for the payment of $350,000 of notes payable that matured on 12/31/05.
- 233,333 shares were issued as a premium on the conversion of notes payable that matured on 12/31/05.
- 13,783 shares were issued for the payment of 4th quarter 2005 accrued interest on convertible promissory notes.
- 59,814 shares of common stock were reinstated to an existing shareholder.

In the second quarter of 2006, Blast issued a total of 1,735,897 shares of common stock as follows:
-	33,333 shares valued at 20,000 were issued in exchange for services.
-	159,375 shares were issued for the payment of 2005 deferred director fees.
-	392,500 shares were issued in payment of 2005 executive performance bonus.
-	600,000 shares were issued pursuant to a private placement resulting in gross cash proceeds in the amount of $300,000.
-	309,107 shares were issued pursuant to warrants exercised for $94,275 cash.
-	100,000 shares were issued for the payment of $200,000 of notes payable that matured on 05/31/06.
-	133,430 shares were issued as a premium on the conversion of notes payable that matured on 05/31/06.
-	8,152 shares were issued for the payment of 2006 accrued interest on notes payable that matured on 05/31/06.

NOTE 6 - NOTES PAYABLE

In January 2006, Blast issued (in lieu of cash) 13,783 shares of common stock for the payment of 4th quarter, 2005 interest on Convertible Promissory Notes at $.80 per share (the average five-day closing price at year end).

In January 2006, holders of four Convertible Promissory Note Agreements dated July 23, 2004 totaling $350,000 converted their Note principal amounts which were due on December 31, 2005, into shares of Company stock in lieu of cash payment. The original conversion terms including warrants, but excluding 8% interest, would equate to a $1.00 per share investment value. The conversion includes a premium in the number of shares converted in order to lower the value of the holder’s investment to $.60 per share. This conversion value was based upon the same value of a private placement closed during December 2005. Blast issued 175,000 shares of common stock at a conversion price of $2.00 per share and 233,333 shares of common stock related to the premium on the conversion.

In June 2006, Blast issued (in lieu of cash) 6,666 shares of common stock for the payment of 1st and 2nd quarter 2006 interest on Convertible Promissory Notes at $1.08 per share (the average five-day closing price at quarter end March 31, 2006 and for the two months ended on May 31, 2006 of $0.60).

In June 2006, holders of two Convertible Promissory Note Agreements dated October 26, 2004 totaling $200,000 converted their Note principal amounts which were due on May 31, 2006, into shares of Company stock in lieu of cash payment. The original conversion terms including warrants, but excluding 8% interest, would equate to a $1.00 per share investment value. The conversion includes a premium in the number of shares converted in order to lower the value of the holder’s investment to $0.60 per share. This conversion value was based upon the same value of a private placement closed during December 2005. Blast issued 200,000 shares of common stock at a conversion price of $2.00 per share and 133,430 shares of common stock related to the premium on the conversion.

Advances - Related Parties
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

NOTE 7 - BUSINESS SEGMENTS

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues from external customers
Satellite communications	$265,082	$235,973	$557,044	$508,775
Down-hole services	14,150	4,010	14,150	18,981

	$279,232	$239,983	$571,194	$527,766

Operating profit/(loss) 1
Satellite communications	$(41,029)	$23,880	$39,719	$72,097
Down-hole services	(337,467)	(223,152)	(517,786)	(456,664)
Corporate	(560,436)	(397,684)	(1,245,863)	(1,291,784)

	$(938,927)	$(596,956)	$(1,723,930)	$(1,676,356)

1- Operating profit/(loss) is total operating revenue less operating expenses, selling general and administrative expenses, depreciation and amortization and bad debts. It does not include other income and expense or income taxes.

NOTE 8 - RESTATEMENT
On March 30, 2006, Blast restated its 2004 financial statements included in its 2004 Annual Report on Form 10-KSB and the 2005 financial statements included in its three 2005 Quarterly Reports on Form 10-QSB. These financial statements originally included the value of our Intellectual Property asset at cost since the independent valuation of the net present value of the future cash flows exceeded the acquisition cost. During 2005, Blast sold its lateral drilling license for $1.3 million over a period of time. Subsequently, it was determined that our asset valuation conclusions were incorrect and that the license sales agreement thereby established the asset value of the IP. Consequently, the value of the lateral drilling license was written down with a non-cash impairment charge of $3.2 million as of December 31, 2004 and the financial statements were restated.

During 2005, Blast sold its lateral drilling license for $1.3 million in cash over a period of time, including $500,000 received during the first six months of 2005. Subsequently, we determined that these proceeds should have been classified as “Cash from Investing Activities” rather than included in “Cash from Operations”. Consequently, the statement of cash flows for 2005 was restated for the line items shown below. The net decrease in cash during the period of $188,313 remained unchanged.

	For the Six Months Ended June 30,
	2005	2005
	(as Originally Filed)	(Restated)
Cash Flows From Operating Activities:
Change in working capital items	480,300	(19,700)

Net Cash Used In Operating Activities	(89,228)	(589,228)

Cash Flows From Investing Activities:
Proceeds from sale of license	-	500,000

Net Cash Used In Investing Activities	(590,335)	(90,335)

NOTE 9 - SUBSEQUENT EVENTS

In July 2006, the Securities and Exchange Commission (SEC), as part of an agreed resolution of claims against Blast, has filed a civil complaint, consents, and proposed judgments against Blast and two individuals in the US District Court for the Southern District of Texas. The complaint and proposed judgments resolve the SEC’s formal investigation relating to Blast’s reporting practices and public statements made in 2003. Without admitting or denying the allegations in the complaint, Blast agreed to a proposed final judgment that includes a permanent injunction against Blast from violating Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder. The proposed final judgment does not assess any civil penalties against Blast. This settlement is subject to the approval of the court.

On July 14, 2006 Blast received $150,000 as the remaining cash proceeds due from a May 2006 private placement agreement for 300,000 shares of common stock and 150,000 two-year warrants.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Satellite Communications Services

Satellite Communication Services’ revenues increased by $29,000 to $265,000 for the quarter ended June 30, 2006 compared to $236,000 for the quarter ended June 30, 2005. The increase in revenue can be attributed to an increase in service provided to existing customers. The operating margin from Satellite Communication Services increased by $58,000 to a loss of $(33,000) for the quarter ended June 30, 2006 compared to a margin of $25,000 for the quarter ended June 30, 2005. As this segment of our business grows, it benefits from economies of scale.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended June 30, 2006 and 2005. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

We have been striving to develop a commercially viable lateral drilling technology with the potential to penetrate through well casing and into reservoir formations to stimulate oil and gas production. In 2003, with the acquisition of exclusive rights to a proprietary horizontal drilling process we began to deploy lateral drilling services in the field. In mid 2004, it became apparent that this process was limited in its application to a wide variety of oil and gas formations. After redesigning and improving the existing process and designing and testing some new capabilities, we now believe that we can deliver a valuable and cost effective production enhancement service to onshore oil and gas producers, particularly operators of marginal wells. The goal is to make this new service reliably predictable and consistently dependable for our customers. We have completed repairs and are currently deploying our first new generation lateral drilling rig with the capability of abrasive fluid jetting by use of much higher hydraulic horsepower. Following favorable results and customer acceptance of this initial rig’s capabilities, we plan to order the construction of additional rigs and significantly grow the deployment of our abrasive jetting service.

In July 2006 Blast returned to the location of its first field test using its new abrasive fluid jetting (AFJ) technology on a well for Oracle Operating located in Many, Louisiana. With repairs to the coil tubing unit completed, the Blast Rig #1 has resumed operations that include demonstrating the ability to cut through the steel well casing at approximately 3,000 feet of vertical depth and attempting to jet large bore perforations though the window cut in the casing.

While on this location, the Blast Rig #1 has again successfully demonstrated the ability to cut a large (3 x 3 inch) window into the steel well casing using AFJ from within the well-bore - a unique attribute in the energy business. Additionally, the Company now believes that this cutting process perforated approximately three feet into the rock formation beyond the casing wall. This large bore perforation service adds to the rig’s existing well service capabilities, which include specialty casing cutting and normal coiled tubing well services.

While attempting to jet laterally into the formation there were indications that the formation-cutting nozzles were eroding and that higher strength material would be needed. Replacement nozzles composed of higher strength carbide have been ordered. In the meantime, Blast will take the opportunity to replace some of the down-hole equipment that may have been damaged during a jetting attempt. It is expected to take about a week to secure a work-over rig to return to the location and switch out the down hole equipment. Once this is completed and the replacement nozzles are delivered, further lateral jetting operations are planned.

Funding for developing this abrasive cutting capability into commercial operation is expected to come from future capital commitments. No assurances can be given that such capital will be available or adequate. If this is the case, we will be required to obtain additional capital from equity markets. No assurances can be given that such capital will be available or that the terms will be acceptable.

Down-hole Solutions’ revenues were $14,000 for the quarter ended June 30, 2006 compared to $4,000 for the quarter ended June 30, 2005. The revenue in 2006 was related to the initial deployment of the AFJ rig to Many, Louisiana for Oracle Operating compared with the revenue in 2005 which was generated from the direct financing lease of one of our Lander’s rigs.

The operating margin from Down-hole Solutions decreased by $172,000 to a loss of ($286,000) for the quarter ended June 30, 2006 compared to a loss of ($114,000) for the quarter ended June 30, 2005. The expenses for both periods were primarily labor related associated with designing and testing the new abrasive fluid jetting process.

Selling, General and Administrative

Selling, general and administrative expenses increased by $107,000 to $594,000 for the quarter ended June 30, 2006 compared to $487,000 for the quarter ended June 30, 2005. The following table details major components of expense over the periods.

	For the Three Months Ended June 30,		Increase (Decrease)
	2006	2005
Payroll and related costs	$191	$142	$49

Option and warrant expense	80	25	55

Legal & settlement costs	66	124	(59)

External services	109	90	19

Insurance	90	50	40

Travel & entertainment	41	12	29

Office rent, communications, misc.	17	44	(27)

	$594	$487	$107

During the quarter we continued to focus on technology development and lowering our controllable overhead, which has resulted in a slight increase in expenses compared to the second quarter of 2005.

Net Loss

The net loss for the second quarter of 2006 increased to $1,009,000 from a loss of $643,000 for the corresponding period in 2005. The increase is primarily attributable to the costs associated with deploying the new AFJ rig. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Satellite Communications Services

Satellite Communication Services’ revenues increased by $48,000 to $557,000 for the six months ended June 30, 2006 compared to $509,000 for the six months ended June 30, 2005. The increase in revenue can be attributed to an increase in service provided to existing customers. The operating margin from Satellite Communication Services decreased by $70,000 to a margin of $54,000 for the six months ended June 30, 2006 compared to a margin of $124,000 for the six months ended June 30, 2005.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended June 30, 2006 and 2005. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

Down-hole Solutions’ revenues were $14,000 for the six months ended June 30, 2006 compared to $19,000 for the six months ended June 30, 2005. The revenue in 2006 was related to the initial deployment of the AFJ rig to Many, Louisiana for Oracle Operating compared with the revenue in 2005 which was generated from the direct financing lease of one of our Lander’s rigs.

The operating margin from Down-hole Solutions decreased by $200,000 to a loss of ($419,000) for the six months ended June 30, 2006 compared to a loss of ($219,000) for the six months ended June 30, 2005. The expenses for both periods were primarily labor related associated with designing and testing the new abrasive fluid jetting process.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $216,000 to $1,306,000 for the six months ended June 30, 2006 compared to $1,522,000 for the six months ended June 30, 2005. The following table details major components of expense over the periods.

	For the Six Months Ended June 30,		Increase (Decrease)
	2006	2005
Payroll and related costs	$296	$426	$(130)

Option and warrant expense	173	50	123

Legal & settlement costs	136	685	(549)

External services	424	191	233

Insurance	144	92	52

Travel & entertainment	88	18	70

Office rent, communications, misc.	45	60	(15)

	$1,306	$1,522	$(216)

Due to the lack of drilling activity during the six months quarter of 2006, we focused on technology development and lowering our controllable overhead, which has resulted in a decrease in payroll. Conversely, external services and travel and entertainment all increased. Legal and settlement expenses decreased significantly as the prior year’s period included $503,000 for the value of the 1,150,000 shares of our common stock to be issued to settle the class action lawsuit and $55,000 of associated expenses.

Net Loss

The net loss for the first six months of 2006 decreased to $1,724,000 from a loss of $1,772,000 for the corresponding period in 2005. This decrease is primarily attributable to increased rig deployment costs offset by the reductions in overhead expenses. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Liquidity and Capital Resources

As of June 30, 2006, our cash balance was $223,000 compared to a cash balance of $836,000 at December 31, 2005 and $79,000 for the period ended June 30, 2005. As of August 1, 2006, our cash balance is $165,000. The cash balances were impacted by the sale in 2005 of the Landers license for a total of $1.8 million and 2005 stock sales of $780,000 that were utilized to pay debt and fund operations. We continue to utilize cash, stock, and notes to fund operations. We have used these proceeds to fund the construction of our new generation drilling rig. As of June 30, 2006, we had expended approximately $1.2 million to construct and outfit the AFJ tractor/trailer rig as well as support truck and trailers.

We have a $42,500 note that is due on demand and a $500,000 note due on June 30, 2007. Convertible notes with related parties for $200,000 matured on May 31, 2006 and were converted into common stock in June 2006.

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

For the three and six months ended June 30, 2006 we had capital expenditures of $62,000 and $130,000, respectively as compared to capital expenditures of $340,000 and 590,000 for the three and six months ended June 30, 2005. Substantially all of the above expenditures were attributable to the Company’s AFJ drilling technology.

Subsequent Events

On July 26, 2006, Blast reported that the SEC, as part of an agreed resolution of claims against the Company, has filed a civil complaint, consents, and proposed judgments against the company and two individuals in the US District Court for the Southern District of Texas. The complaint and proposed judgments resolve the SEC’s formal investigation relating to the Company’s reporting practices and public statements made in 2003. Without admitting or denying the allegations in the complaint, Blast agreed to a proposed final judgment that includes a permanent injunction against the Company from violating Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder. The proposed final judgment does not assess any civil penalties against the Company. This settlement is subject to the approval of the court.

In July 2006 Blast returned to the location of its first field test using its new abrasive fluid jetting (AFJ) technology on a well for Oracle Operating located in Many, Louisiana. With repairs to the coil tubing unit completed, the Blast Rig #1 resumed operations that include demonstrating the ability to cut through the steel well casing at approximately 3,000 feet of vertical depth and attempting to jet large bore perforations though the window cut in the casing.

While on this location, the Blast Rig #1 has again successfully demonstrated the ability to cut a large (3 x 3 inch) window into the steel well casing using AFJ from within the well-bore - a unique attribute in the energy business. Additionally, the Company now believes that this cutting process perforated approximately three feet into the rock formation beyond the casing wall. This large bore perforation service adds to the rig’s existing well service capabilities, which include specialty casing cutting and normal coiled tubing well services.

On June 7, 2006, we announced that we had signed a non-binding letter of intent to further evaluate the potential of a purchase transaction to acquire several U.S. rotary land drilling rigs. Subsequently, on June 28, 2006, we entered into an interim non-binding agreement which superseded the letter of intent. The transactions contemplated are non-binding, are subject to the parties entering into definitive documentation, financing, acceptable financial statements from the entity to be acquired, an appraisal acceptable to lenders, and board and potentially shareholder approvals. It is uncertain if these conditions will be satisfied or waived. If the transactions are consummated, we would acquire all of the shares of the entity owning the rigs for $50 million in cash and 500,000 shares of common stock with registration rights. The transaction would be subject to customary conditions and no shop and confidentiality provisions. Effective upon closing, we would enter into employment agreements with certain of the principals. At this time it is uncertain if this transaction will occur.  By mutual consent of the parties, the term of this agreement has been extended to August 18, 2006.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Full disclosure of prior or other legal activities may be found in the audited financial statements and notes thereto contained in our 2005 Annual Report filed with the SEC on Form 10-KSB. In addition, on July 26, 2006, Blast reported that the SEC, as part of an agreed resolution of claims against the Company, has filed a civil complaint, consents, and proposed judgments against the company and two individuals in the US District Court for the Southern District of Texas. The complaint and proposed judgments resolve the SEC’s formal investigation relating to the Company’s reporting practices and public statements made in 2003. Without admitting or denying the allegations in the complaint, Blast agreed to a proposed final judgment that includes a permanent injunction against the Company from violating Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder. The proposed final judgment does not assess any civil penalties against the Company. This settlement is subject to the approval of the court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2006, Blast issued a total of 1,735,897 shares of common stock as follows:

In April
-	159,375 shares were issued for the payment of 2005 deferred director fees.

In May
-	392,500 shares were issued in payment of 2005 executive performance bonus.

In June
-	33,333 shares valued at $20,000 were issued in exchange for services.
-	600,000 shares were issued pursuant to a private placement resulting in gross cash proceeds in the amount of $300,000.
-	309,107 shares were issued pursuant to warrants exercised for $94,275 cash.
-	100,000 shares were issued for the payment of $200,000 of notes payable that matured on 05/31/06.
-	133,430 shares were issued as a premium on the conversion of notes payable that matured on 05/31/06.
-	8,152 shares were issued for the payment of 2006 accrued interest on notes payable that matured on 05/31/06

Each of the above shares were issued pursuant to the exemption from registration under the Securities Act of 1933 under the exemption afforded by Section 4(2) thereunder [state reason for exemption].

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting was held on May 11, 2006. The results of the voting at such meeting are disclosed in that certain Form 10-QSB/A filed on June 5, 2006.

Item 6. Exhibits

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

Blast Energy Services, Inc.

By:	/s/ David M. Adams, COO
David M. Adams
Chief Operating Officer
Principal Executive Officer

Date:	August 10, 2006

By:	/s/ John O’Keefe, CFO
John O’Keefe
Chief Financial Officer
Principal Accounting Officer

Date:	August 10, 2006