Form 10QSB
period 2006-09-30
BLAST ENERGY SERVICES, INC.
filed 2006-11-17
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
    Yes   ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of September 30, 2006 - 66,722,904.

The common stock of Blast Energy Services, Inc. is traded on the OTC Bulletin Board under the symbol “BESV.”

Transitional Small Business Disclosure Format (check one):     Yes   ☐ No ☒

Blast Energy Services, Inc.

Blast Energy Services, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLAST ENERGY SERVICES, INC.
BALANCE SHEETS
As of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
Assets	(Unaudited)	(Restated)
Current Assets
Cash	$3,869,534	$835,978
Restricted cash	704,750	-
Accounts receivable	181,978	156,437
Deferred consulting fees	1,800,000	-
Other assets	487,494	231,413
Total Current Assets	7,043,756	1,223,828

Deferred financing costs	1,430,277	-
Intellectual property, net of $90,536 and $27,857 accumulated amortization	1,079,464	1,142,143
Equipment, net of $239,594 and $22,416 accumulated depreciation	60,133,160	977,269
Deferred consulting fees, less current portion	3,450,000	-

Total Assets	$73,136,657	$3,343,240

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable	$831,354	$622,396
Accounts payable-related parties	321,300	-
Accrued expenses	845,132	533,843
Escrow	704,750	-
Deferred revenue	1,718,899	131,425
Advances-related parties	1,000,000	-
Notes payable-related parties, net of unamortized discount of $-0- and $14,814	-	185,186
Notes payable-other	542,500	395,000
Current portion of long term payable	1,800,000	-
Total Current Liabilities	7,763,935	1,867,850

Long Term Liabilities
Advances-related parties	-	1,000,000
Note payable-other	-	500,000
Deferred revenue, less current portion	-	6,780
Senior debt, net of unamortized discount of $12,387,189	28,212,811	-
Long term payable	3,450,000	-
Total Liabilities	39,426,746	3,374,630

Commitments and Contingencies	-	-

Stockholders’ Equity/(Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 66,722,904 and 42,060,477 shares issued and outstanding	66,723	42,060
Additional paid in capital	68,711,526	29,855,409
Accumulated deficit	(35,068,338)	(29,928,859)

Total Stockholders’ Equity (Deficit)	33,709,911	(31,390)

Total Liabilities and Stockholders’ Equity (Deficit)	$73,136,657	$3,343,240

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenue:

Drilling Services	$158,296	$-	$158,296	$-
Down-hole Solutions	-	8,500	14,150	27,491
Satellite Communications	251,714	293,937	808,758	802,712
Total Revenue	410,010	302,437	981,204	830,203

Cost of Services Provided:

Drilling Services	793,466	-	793,466	-
Down-hole Solutions	326,686	113,493	759,533	351,045
Satellite Communications	200,454	217,979	703,723	603,097
Total Cost of Services Provided	1,320,606	331,472	2,256,722	954,142

Gross Margin (Deficit)	(910,596)	(29,035)	(1,275,518)	(123,939)

Operating Expenses:
Selling, general and administrative	914,614	963,581	2,221,000	2,485,545
Depreciation and amortization	227,235	27,182	279,857	76,670
Bad debts (recoveries)	(10,290)	-	(10,290)	10,000

Operating Loss	(2,042,155)	(1,019,798)	(3,766,085)	(2,696,154)

Other (Income) Expense:
Other (income)	(10,524)	(350,000)	(92,185)	(350,000)
Interest expense (net)	1,130,132	50,400	1,203,579	147,258
Loss on extinguishment of debt	-	-	262,000	-
Gain on sale	-	-	-	(971)

Total other (income)/expense	1,119,608	(299,600)	1,373,394	(203,713)

Net Loss	$(3,161,763)	$(720,198)	$(5,139,479)	$(2,492,441)

Basic and diluted net loss per share	$(0.06)	$(0.02)	$(0.11)	$(0.07)
Weighted average shares outstanding	52,589,643	38,034,048	46,363,690	36,309,792

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
	For the Nine Months Ended
	September 30,
	2006	2005
		(Restated)
Cash Flows From Operating Activities:
Net loss	$(5,139,480)	$(2,492,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	644,000	1,066,761
Option and warrant expense	341,902	75,000
Amortization of note discount	603,992	91,235
Depreciation and amortization	279,857	76,670
Amortization of deferred financing costs	68,029	-
Gain on sale of equipment	-	(971)
Loss on extinguishment of debt	262,000	-
Note payable issued for legal settlement	-	500,000
Receivable from related party	3,600	-
Bad debt provisions	(10,290)	10,000
Change in working capital items	891,762	(139,301)

Net Cash Used In Operating Activities	(2,054,628)	(813,047)

Cash Flows From Investing Activities:
Purchase of Eagle, net of cash received of $1,648,600	(47,351,400)	-
Investment in restricted cash	(704,750)	-
Construction of equipment	(127,303)	(812,955)
Proceeds from sale of license	-	535,000
Purchase of property and equipment	(300,163)	(1,000)

Net Cash Used In Investing Activities	(48,483,616)	(278,955)

Cash Flows From Financing Activities:
Proceeds from sale of stock	15,450,000	241,500
Proceeds from exercise of options and warrants	211,778	300
Net proceeds from senior debt	37,912,521	-
Advance on future financing	-	900,000
Payments on note payable	(2,500)	(5,000)

Net Cash Provided By Financing Activities	53,571,799	1,136,800

Net change in cash	3,033,555	44,798
Cash at beginning of period	835,978	266,917

Cash at end of period	$3,869,533	$311,715

Cash paid for:
Interest	$84,865	$-
Income taxes	-	-

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

Non-Cash Transactions:
Shares issued for acquisition of Eagle	$3,120,000	$-
Warrants issued for acquisition of Eagle	18,286,835	-
Conversion of accounts payable to common stock	-	206,737
Conversion of notes payable and interest payable to common stock	550,000	225,966
Additional shares issued for interest payable	17,666	-
Conversion of accrued bonuses to common stock	-	197,474
Shares issued for extinguishment of debt and liabilities	-	253,287
Exchange of equipment for customer deposit	-	175,000
Exchange of equipment for accounts payable	-	3,883
Exchange of intangible for 3 million shares of stock	-	1,170,000
Shares issued for accounts payable	27,000	-
Long-term payable for consulting agreement	5,400,000	-
Shares issued for equipment	20,000	-

See accompanying notes to financial statements.

BLAST ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Blast Energy Services, Inc. (“Blast”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in Blast’s 2005 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate disclosures contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

Acquisitions. On August 25, 2006, Blast acquired Eagle Domestic Drilling Operations, LLC, (“Eagle”) a privately held drilling rig contractor for $50 million in cash and 1.5 million shares of Blast common stock. The acquisition of Eagle is being financed with senior debt from Laurus Master Fund Ltd. of $40.6 million and associated note and warrants, along with a private placement of common equity and associated warrants. See Note 11.

Reclassifications. Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a net loss of $3.2 million for the three months ended September 30, 2006, has an accumulated deficit of $35.1 million and a working capital deficit of $1.7 million as of September 30, 2006 and has several significant future financial obligations. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create an uncertainty as to Blast’s ability to continue as a going concern. Management is trying to raise additional capital but there are no assurances that such efforts will be successful.

NOTE 3 - STOCK OPTIONS AND WARRANTS

On January 1, 2006, Blast adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Blast adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended September 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, compensation was recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net loss as reported	$(720,198)	$(2,492,441)
Less: stock based compensation determined
Under fair value based method	(93,113)	(258,917)
Pro forma net loss	$(813,311)	$(2,751,358)
Basic and diluted net loss per common share:
As reported	$(.02)	$(.07)
Pro forma	$(.02)	$(.08)

The weighted average fair value of the stock options granted during the three months ended September 30, 2006 and 2005 was $1.45 and $.35 per share, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 151% and 133%, respectively, and (4) zero expected dividends.

NOTE 4 - INTELLECTUAL PROPERTY

On March 17, 2006 Blast replaced in their entirety both its August 25, 2005 purchase agreement and October 2004 licensing agreement with a revised Technology Purchase Agreement with Alberta Energy Partners (“Alberta”) to purchase a one-half interest in Alberta’s Abrasive Fluid Jet (“AFJ”) cutting technology. Blast issued to Alberta 3,000,000 common shares and 750,000 warrants exercisable at $.45 per common share. The warrants are exercisable at such time as a minimum of $225,000 in revenue has been received by operation of Blast Rig #1, and expire three years from date of issuance. The fair value of the award will be measured and recognized at which time Blast achieves the $225,000 revenue mark. In addition, one-half of Blast’s 50% share of the revenue stream from licensing of the technology shall be paid to Alberta, in addition to Alberta’s own one-half, until Alberta has received $2 million. Thereafter, Blast and Alberta will share licensing revenue equally. Royalties are payable to Alberta at the rate of $2,000 per well or 2% of gross revenues received, whichever is greater, for each well bore in which Blast uses the technology. The agreement shall remain in effect for the commercial life of the technology.

At September 30, 2006 the total cost of the Intellectual Property (“IP”) was $1,170,000 with $90,536 of accumulated amortization. The patent-pending IP, composed of the 50% ownership in the Alberta technology, is being amortized on a straight-line method over the life of the patent, which is 14 years.

NOTE 5 - STOCKHOLDERS EQUITY

In the first quarter of 2006, Blast issued a total of 994,030 shares of common stock as follows:
-	135,000 shares valued at $202,500 were issued to a consultant.
-	377,100 shares were issued pursuant to warrants exercised for $74,710 cash.
-	175,000 shares were issued for the payment of $350,000 of notes payable that matured on 12/31/05.
-	233,333 shares were issued as a premium on the conversion of notes payable that matured on 12/31/05.
-	13,783 shares were issued for the payment of 4th quarter 2005 accrued interest on convertible promissory notes.
-	59,814 shares of common stock were reinstated to an existing shareholder.

In the second quarter of 2006, Blast issued a total of 1,735,897 shares of common stock as follows:
-	33,333 shares valued at $20,000 were issued in exchange for services.
-	159,375 shares were issued for the payment of 2005 deferred director fees.
-	392,500 shares were issued in payment of 2005 executive performance bonus.
-	600,000 shares were issued pursuant to a private placement resulting in gross cash proceeds in the amount of $300,000.
-	309,107 shares were issued pursuant to warrants exercised for $94,275 cash.
-	100,000 shares were issued for the payment of $200,000 of notes payable that matured on 05/31/06.
-	133,430 shares were issued as a premium on the conversion of notes payable that matured on 05/31/06.
-	8,152 shares were issued for the payment of 2006 accrued interest on notes payable that matured on 05/31/06.

In the third quarter of 2006, Blast issued a total of 21,932,500 shares of common stock as follows:
-	17,400,000 shares were issued in connection with financing the acquisition of Eagle.
-	300,000 shares were issued pursuant to a private placement resulting in gross cash proceeds in the amount of $150,000.
-	4,232,500 shares were issued pursuant to warrants exercised for $46,392 cash.

NOTE 6 -NOTES PAYABLE

In January 2006, Blast issued 13,783 shares of common stock in lieu of cash for the payment of 4th quarter, 2005 interest on Convertible Promissory Notes at $0.80 per share (the average five-day closing price at year end).

In January 2006, holders of four Convertible Promissory Note Agreements dated July 23, 2004 totaling $350,000 converted their Note principal amounts which were due on December 31, 2005, into shares of Company stock in lieu of cash payment. The original conversion terms including warrants, but excluding 8% interest, would equate to a $1.00 per share investment value. However, since the average market prices of the Company stock was trading below $1.00 at time of conversion, a premium in the number of shares converted was added in order to lower the value of the holder’s investment to $0.60 per share. Accordingly, 408,333 shares of common stock were issued in the conversion of these notes, including 233,333 common shares for the conversion premium.

In June 2006, related parties Eric McAfee and Clyde Berg, equal holders of two Convertible Promissory Note Agreements dated October 26, 2004 totaling $200,000, converted their Note principal amounts which were due on May 31, 2006, into shares of Company stock in lieu of cash payment. The original conversion terms including warrants, but excluding 8% interest, would equate to a $1.00 per share investment value. The conversion includes a premium in the number of shares converted in order to lower the value of the holder’s investment to $0.60 per share. However, since the average market prices of the Company stock was trading below $1.00 at time of conversion, a premium in the number of shares converted was added in order to lower the value of the holder’s investment to $.60 per share. Accordingly, 333,430 shares of common stock were issued in the conversion of these notes, including 133,430 common shares for the conversion premium. Additionally in June 2006, Blast issued 6,666 shares of common stock in lieu of cash for the payment of 1st and 2nd quarter 2006 interest on these Convertible Promissory Notes.

On August 25, 2006, as part of the financial consideration for the purchase of Eagle Domestic Drilling Operations (“Eagle”), Blast entered into a Securities Purchase Agreement (“SPA”) with Laurus to finance $40.6 million of the total purchase price. Under the SPA Blast issued a Secured Term Note (“the Note”) dated August 25, 2006 in the original principal amount of $40.6 million with a final maturity in three years, with interest at prime plus 2.5%, with a minimum rate of 9%, payable monthly. The principal is to be repaid commencing April 1st, 2007 at a rate of $800,000 per month for the first twelve months from that date, $900,000 per month for the subsequent twelve months and $1 million per month until the Note matures. The remaining balance of the Note is to be paid at maturity with any associated interest. Blast can elect to repay the note at any time during the first twelve months at 110% of principal plus accrued interest, during the second twelve months at 105% of principal plus accrued interest and during the final twelve months at 100% of principal plus accrued interest. The SPA required the additional fee payment to Laurus of 3.5% of the total value of the investment of $40.6 million at closing. The SPA further required the issuance of Common Stock Purchase Warrants (“Warrants”) to purchase 6,090,000 shares of common stock of Blast at an exercise price of $1.44 per share, and an additional 6,090,000 shares of common stock at an exercise price of $0.01 per share. The Warrants have a seven year term and require Blast to file a registration statement to register the underlying shares within 60 days after closing and to obtain effectiveness with the SEC within 180 days after closing. Blast and Eagle have pledged their assets to Laurus in consideration for the investment, including the assets acquired in conjunction with the purchase. In addition, under the SPA, Blast agreed to restrictions on any dividends or distributions on its capital stock, agreed to not issue any short-term preferred stock, and agreed to not incur any indebtedness outside of the indebtedness to Laurus, other than for certain amounts of trade debt and certain outstanding indebtedness. Blast analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19 and determined that derivative accounting is not applicable.

NOTE 7 - RELATED PARTY TRANSACTIONS

As part of the acquisition of Eagle Domestic Drilling Operations LLC, the selling members agreed to purchase 15 million Blast common shares at $1.00 per share and 5 million two-year warrants with an exercise price of $0.01 per share with registration rights. The largest component of the private placement was purchased by the Thornton Business Security Trust, a trust whose beneficiaries are Rodney D. Thornton and his spouse. Thornton Business Security Trust beneficially owns 16,447,500 shares of our common stock and has become our largest shareholder..

Blast has also entered into a consulting contract with Second Bridge LLC, (“Second Bridge”) a privately held Oklahoma limited liability company for the completion of Rig# 17, a sixth rig (“Rig# 17 Contract”). The Rig# 17 Contract calls for the utilization of existing parts purchased as part of the acquisition, the payment of an estimated $2.4 million to vendors for parts and labor, and the delivery of 900,000 shares of Blast common stock. As part of the Rig# 17 Contract, Second Bridge agreed to grant Blast a right of first refusal on any drilling rigs built by Second Bridge for a period of two years. Blast has also entered into a consulting contract with Second Bridge for a period of three years at $150,000 per month to provide such services as are agreed to between the parties, including operational, construction, and business development advisory services. Second Bridge is a manager managed LLC and its managers include Richard D. Thornton and Rodney Thornton. Rodney Thornton, through an affiliated entity, Thornton Business Security Trust, is the beneficial holder of 12,622,500 shares of Blast. Richard D. Thornton is an employee of Blast.

Lastly, we entered into two lease agreements with Adkins Hill Properties LLC, also controlled by Rodney D. Thornton, to use the Adkins Fabrication yard at a rate of $7,500 per month for three years plus an additional six month lease for temporary space also at $7,500 per month.

On July 15, 2005, Blast entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, LLC (“BMC”), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. As of December 31, 2005, Blast had received $1 million in funding under this agreement. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90% to Blast and 10% to BMC for a ten-year period following repayment. After ten years, Blast will receive all of the revenue from the rig. The loan, secured by the value of the rig, which carries an average interest rate of 7.4%, has a senior and subordinated structure due September 15, 2006 and September 30, 2006, respectively. In February 2006, Blast and Berg McAfee Companies, our major shareholder, mutually agreed to extend the Maturity Date of the AFJ Rig Loans from September 2006 to March 31, 2007. In consideration for the extension, BMC will earn additional interest during the extended loan period. BMC also has the option to fund an additional three rigs under these commercial terms. As part of the Laurus transaction, BMC agreed to subordinate the loan to Laurus’ senior indebtedness.

NOTE 8 - BUSINESS SEGMENTS

Blast has three reportable segments: (1) Drilling Services, (2) Down-hole Solutions, and (3) Satellite Communications. A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered. Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The table below reports certain financial information by reportable segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues from external customers
Drilling services	$158,296	$-	$158,296	$-
Down-hole solutions	-	8,500	14,150	27,491
Satellite communications	251,714	293,937	808,758	802,712

	$410,010	$302,437	$981,204	$830,203

Operating profit/(loss) 1
Drilling services	$(835,846)	$-	$(835,846)	$-
Down-hole solutions	(381,348)	(212,359)	(897,134)	(669,023)
Satellite communications	56,816	65,821	94,535	137,918
Corporate	(881,777)	(573,660)	(2,127,640)	(1,961,336)

	$(2,042,155)	$(1,019,798)	$(3,766,085)	$(2,696,154)

1-
Operating profit/(loss) is total operating revenue less operating expenses, selling, general and administrative expenses, depreciation and amortization and bad debts. It does not include other income and expense or income taxes.

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

During 2005, Blast sold its lateral drilling license for $1.3 million in cash plus delinquency payments over a period of time, including $885,000 received during the first nine months of 2005. Subsequently, we determined that these proceeds should have been classified as “Cash from Investing Activities” rather than included in “Cash from Operations.” Consequently, the statement of cash flows for 2005 was restated for the line items shown below. The net increase in cash during the period of $44,798 remained unchanged.

	For the Nine Months Ended September 30,
	2005	2005
	(as Originally Filed)	(Restated)
Cash Flows From Operating Activities:
Net loss	$(3,086,833)	$(2,492,441)
Depreciation and amortization	321,062	76,670

Net Cash Used In Operating Activities	(1,163,047)	(813,047)

Cash Flows From Investing Activities:
Proceeds from sale of license	885,000	535,000

Net Cash Used In Investing Activities	71,045	(278,955)

NOTE 10 - LITIGATION

SEC Settlement
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

Hallwood Energy/Hallwood Petroleum Lawsuit
Following the acquisition of Eagle, we learned of a dispute pertaining to two IADC two-year term drilling contracts between Eagle and Hallwood Energy/Hallwood Petroleum (Hallwood). Hallwood alleged that the rigs did not satisfy the weight capacity requirements under the contracts, and it ceased performance under the contracts. Following several attempts to resolve the dispute, Hallwood filed a lawsuit against Eagle in September 2006 in district court in Fort Worth, Texas alleging breach of contract by Eagle and Eagle Drilling LLC. Hallwood has claimed that the derrick on Rig #12 was not up to contract capacity and that the alleged undercapacity resulted in unsafe conditions and damage to the rig. In addition, Hallwood has demanded that a prepayment of approximately $1.7 million under the contracts be returned to Hallwood. Eagle also plans to vigorously contest the claims by Hallwood. Eagle has filed a claim for breach of contract by Hallwood and plans to pursue its case for recovery of rig damage costs on Rig #12 and damages for early termination and loss of revenues under the two IADC contracts for Rigs #11 & #12. Blast has engaged counsel to pursue the lawsuit on a contingent fee basis. Under this arrangement, the law firm will be entitled to one-third of any final settlement or recovery. Blast has recorded deferred revenue of $1,648,600 from Hallwood at September 30, 2006.

Quicksilver Resources Lawsuit
Also after the acquisition of Eagle, we learned of a dispute pertaining to three other two-year IADC contracts with Quicksilver Resources (“Quicksilver”). Quicksilver asserted that the rig was not timely delivered and that it experienced mechanical problems which caused delays in a drilling operation. Following attempts to resolve the dispute, Quicksilver has filed a lawsuit in district court in Fort Worth, Texas asking for rescission of the contracts, requesting a declaratory judgment that the contracts are void, and asserting claims of negligence and breach of contract, among other claims, against Eagle and Eagle Drilling LLC. Eagle intends to vigorously defend itself in this proceeding and has filed a countersuit asserting breach of contract, among other claims, against Quicksilver. Blast has engaged counsel to pursue the lawsuit on a contingent fee basis. Under this arrangement, the law firm will be entitled to one-third of any final settlement or recovery.

NOTE 11 - ACQUISITION OF EAGLE

On August 25, 2006, Blast acquired Eagle Domestic Drilling Operations, LLC. Eagle owns drilling equipment for the extraction of oil and gas. The purchase price was $50 million and 1.5 million shares of Blast common stock. The acquisition of Eagle was financed through senior debt of $40,600,000 and a private placement of 15 million shares of Blast common stock at a price of $1.00 per share. The lender of the senior debt received warrants to purchase 6,090,000 shares of common stock at an exercise price of $1.44 per share and an additional 6,090,000 shares of common stock at an exercise price of $0.01. These warrants have a seven-year term. The broker received warrants to purchase 304,500 shares of common stock at an exercise price of $0.01 with a two-year term. In connection with the private placement, Blast issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.01 with a two-year term. Blast issued 900,000 shares to Second Bridge LLC for consulting services to complete construction of a sixth drilling rig. The acquisition was recorded using purchase method of accounting in accordance with SFAS No. 141, Business Combination. $1,000,000 of the purchase price has been retained by Blast contingent upon the costs incurred while completing the construction of rigs #14 & #15.

The statements of operations reflect Eagle's operations for the period from August 25, 2006 to September 30, 2006.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$1,648,600
Property and equipment, net	58,449,641

Total assets	60,098,241

Less:
Total liabilities	(1,648,600)

Total purchase price	$58,449,641

The following unaudited pro forma information assumes the acquisition of Eagle occurred as of January 1, 2006. No pro forma information is presented for 2005 as Eagle had no operations then. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

 PRO FORMA STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2006
(Unaudited)

	Blast	Eagle	Pro Forma Adjustments		Pro Forma

Total Revenue	$410,010	2,751,309	$-		$3,161,319

Total Cost of Services Provided	1,320,606	2,037,093	-		3,357,699

Gross Margin (Deficit)	(910,596)	714,216	-		(196,380)

Operating Expenses:
Selling, general and administrative	914,614	-	372,900	(a)	1,287,514
Depreciation, amortization & other	227,235	175,530	787,182	(d)	1,189,947
Bad debts	(10,290)	-	-		(10,290)

Operating Loss	(2,042,155)	538,686	(1,160,082)		(2,663,551)

Other (Income) Expense:
Other (income)	(10,524)	-	-		(10,524)
Interest expense (net)	1,130,132	-	666,798	(b)	2,530,885
			733,955	(c)
Loss on extinguishment of debt	-	-	-		-
Gain on sale	-	-	-		-

Total other (income)/expense	1,119,608	-	1,400,753		2,520,361

Net Income/(Loss)	$(3,161,763)	$538,686	$(2,560,835)		$(5,183,912)

Basic and diluted net loss per share	$(0.06)	N/A	N/A		$(0.08)
Weighted average shares outstanding	52,589,643	N/A	10,402,174		62,991,817

PRO FORMA STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2006
(Unaudited)

	Blast	Eagle	Pro Forma Adjustments		Pro Forma

Total Revenue	981,204	5,351,913			6,333,117

Total Cost of Services Provided	2,256,722	2,846,969			5,103,691

Gross Margin (Deficit)	(1,275,518)	2,504,944			1,229,426

Operating Expenses:
Selling, general and administrative	2,221,000		1,593,200	(a)	3,814,200
Depreciation, amortization & other	279,857	315,951	1,028,424	(d)	1,624,232
Bad debts	(10,290)				(10,290)

Operating Loss	(3,766,085)	2,188,993	(2,621,624)		(4,198,716)

Other (Income) Expense:
Other (income)	(92,185)				(92,185)
Interest expense (net)	1,203,580		2,849,048	(b)	7,188,615
			3,135,987	(c)
Loss on extinguishment of debt	262,000	-			262,000
Gain on sale	-	-			-

Total other (income)/expense	1,373,395	-	5,985,035		7,358,430

Net income/(Loss)	$(5,139,480)	$2,188,993	$(8,606,659)		$(11,557,146)

Basic and diluted net loss per share	$(0.11)	N/A	N/A		$(0.19)
Weighted average shares outstanding	46,363,690	N/A	15,041,758		61,405,448

Pro Forma Adjustments

(a)	Record additional administrative expenses including the Second Bridge consulting services fee and the addition of Richard D. Thornton as VP Drilling Operations.
(b)	Record interest expense on the senior debt
(c)	Record the amortization of legal expense, brokerage commissions, lenders fees and warrants issued in the transaction.
(d)	Record increase in depreciation on equipment placed into service in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations

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

Background

The three segments of our business are contract land drilling services, down-hole solutions, and satellite communications. Our strategy is to grow our businesses by maximizing our equipment capacity and controlling costs while analyzing potential acquisition and new technology opportunities in the energy service sector. We plan to make our primary focus in the near term our contract land drilling business.

On August 25, 2006, Blast acquired Eagle Domestic Drilling Operations, LLC, a Texas limited liability company (“Eagle”), a privately held Texas based land drilling contractor. The aggregate purchase price was $50 million and 1.5 million shares of Blast common stock. As part of the acquisition, Eagle owned three drilling rigs, two more which were under construction, and the rights to a sixth rig to be constructed. The acquisition of Eagle was financed with an investment made by Laurus Master Fund Ltd. of $40.6 million and associated senior secured note and warrants, along with a private placement of common equity and associated warrants, to the former members of Eagle. As a result of the acquisition of Eagle, Blast entered into the drilling service contracting business.

We generate revenue from our contract land drilling business by contracting with customers to utilize our rigs under day rate contracts. Due to the leverage associated with the acquisition of Eagle, we need to generate revenue and cash flow from customer contracts. We believe we need to fully deploy at least five of our rigs in the near term at current market rates to satisfy our principal and interest obligations to our senior lender and meet our other obligations. We presently have two of our rigs under contract which are presently being utilized by customers, with a third rig under contract to be deployed. We are continuing to market our remaining rigs to prospective customers. For a discussion of these obligations and the liquidity obligations facing us, please see “Management Discussion and Analysis-Liquidity and Capital Resources.”

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Drilling Services

Drilling services’ revenues were $158,000 for the quarter ended September 30, 2006, which was generated by only one rig in operation for a partial month.

The operating margin from Drilling Services was a loss of $635,000 for the quarter ended September 30, 2006. The expenses were primarily labor and material related associated with operating and repair of the drilling rigs and running the fabrication yard.

Our revenues are dependent on our ability to enter into day rate contracts with customers for the utilization of our rigs. During the first quarter, we only had one rig in operation for part of the quarter under a day rate contract.

Down-hole Solutions

Although our primary business in the near term is our contract land drilling business, we have been striving to develop a commercially viable lateral drilling technology with the potential to penetrate through well casing and into reservoir formations to stimulate oil and gas production. In 2003, with the acquisition of exclusive rights to a proprietary horizontal drilling process we began to deploy lateral drilling services in the field. In mid 2004, it became apparent that this process was limited in its application to a wide variety of oil and gas formations. After redesigning and improving the existing process and designing and testing some new capabilities, we now believe that we can deliver a valuable and cost effective production enhancement service to onshore oil and gas producers, particularly operators of marginal wells. The goal is to make this new service reliably predictable and consistently dependable for our customers. We have completed repairs and are currently deploying our first new generation lateral drilling rig with the capability of abrasive fluid jetting by use of much higher hydraulic horsepower. Following favorable results and customer acceptance of this initial rig’s capabilities, we plan to order the construction of additional rigs and significantly grow the deployment of our abrasive jetting service.

During March 2006, Blast was on location with its first field test using its new abrasive fluid jetting (AFJ) technology on a well for Oracle Operating located in Many, Louisiana. In July 2006, with repairs to the coil tubing unit completed, the Blast Rig #1 resumed operations that include demonstrating the ability to cut through the steel well casing at approximately 3,000 feet of vertical depth and attempted to jet large bore perforations though the window cut in the casing.

This new generation rig has recently completed developmental tests with the U.S. Department of Energy Rocky Mountain Oilfield Testing Center at their facility outside Casper, Wyoming. After the initial rig establishes a reliable and commercial oilfield service, we intend to begin construction of additional rigs with similar capabilities as the market demands.

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

Down-hole Solutions’ revenues were zero for the quarter ended September 30, 2006 compared to $8,500 for the quarter ended September 30, 2005. The revenue in 2005 was generated from the direct financing lease of one of our Lander’s rigs.

The operating margin from Down-hole Solutions decreased by $222,000 to a margin of $327,000 for the quarter ended September 30, 2006 compared to a loss of $105,000 for the quarter ended September 30, 2005. The expenses in 2006 have been primarily the result of additional costs associated with the field testing activities conducted in Many, Louisiana compared to primarily labor related costs in 2005 associated with designing and construction of the abrasive fluid jetting unit.

Satellite Communications Services

Satellite Communication Services’ revenues decreased by $42,000 to $252,000 for the quarter ended September 30, 2006 compared to $294,000 for the quarter ended September 30, 2005. The decrease in revenue can be attributed to fewer services being delivered to customers. The operating margin from Satellite Communication Services decreased by $24,000 to a margin of $52,000 for the quarter ended September 30, 2006 compared to a margin of $76,000 for the quarter ended September 30, 2005. As this segment of our business grows, it benefits from economies of scale.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended September 30, 2006 and 2005. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Selling, General and Administrative

Selling, general and administrative expenses decreased $49,000 to $915,000 for the quarter ended September 30, 2006 compared to $964,000 for the quarter ended September 30, 2005. The following table details major components of expense over the periods.

	For the Three Months Ended September 30,		Increase (Decrease)
	2006	2005
Payroll and related costs	$69	$104	$(35)

Option and warrant expense	168	25	143

Legal & settlement costs	493	618	(125)

External services	114	135	(21)

Insurance	24	49	(25)

Travel & entertainment	29	10	19

Office rent, communications, misc.	18	23	(5)

	$915	$964	$(49)

During the quarter we continued to focus on acquiring the land rig drilling business, AFJ technology development and lowering our controllable overhead, which has resulted in a lower overhead expense compared to the third quarter of 2005.

Net Loss

The net loss for the third quarter of 2006 increased to $3,162,000 from a loss of $720,000 for the corresponding period in 2005. The increase is primarily attributable to the negative contributions from our drilling and down-hole solutions business lines. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Drilling Services

Drilling services’ revenues and operating margin were the same as the quarterly results ending September 30, 2006, since the acquisition of that business occurred during the third quarter.

Satellite Communications Services

Satellite Communication Services’ revenues increased by $6,000 to $809,000 for the nine months ended September 30, 2006 compared to $803,000 for the nine months ended September 30, 2005. The increase in revenue can be attributed to an increase in service provided to existing customers. The operating margin from Satellite Communication Services decreased $95,000 to $105,000 for the nine months ended September 30, 2006 compared to a margin of $200,000 for the nine months ended September 30, 2005.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended September 30, 2006 and 2005. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

Down-hole Solutions’ revenues were $14,000 for the nine months ended September 30, 2006 compared to $27,000 for the nine months ended September 30, 2005. The revenue in 2006 was related to the initial deployment of the AFJ rig to Many, Louisiana for Oracle Operating compared with the revenue in 2005 which was generated from the direct financing lease of one of our Lander’s rigs.

The operating margin from Down-hole Solutions decreased by $421,000 to a loss of $745,000 for the nine months ended September 30, 2006 compared to a loss of $324,000 for the nine months ended September 30, 2005. The expenses for both periods were primarily labor related associated with designing, testing and repairing the new abrasive fluid jetting process.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $265,000 to $2,221,000 for the nine months ended September 30, 2006 compared to $2,486,000 for the nine months ended September 30, 2005. The following table details major components of expense over the periods.

	For the Nine Months Ended September 30,		Increase (Decrease)
	2006	2005
Payroll and related costs	$433	$530	$(97)

Option and warrant expense	342	75	267

Legal & settlement costs	628	1,302	(674)

External services	528	327	201

Insurance	165	141	24

Travel & entertainment	49	29	20

Office rent, communications, misc.	76	82	(6)

	$2,221	$2,486	$(265)

Due to the lack of down-hole activity during the first nine months of 2006, we focused on technology development and lowering our controllable overhead. Payroll, legal and office rent had net reductions of cost but these were partially offset by option and warrant expense, external services, insurance and travel costs. Legal and settlement expenses decreased significantly as the prior year’s period included $503,000 for the value of the 1,150,000 shares of our common stock to be issued to settle the class action lawsuit and $55,000 of associated expenses.

Net Loss

The net loss for the first nine months of 2006 increased to $5,139,000 from a loss of $2,492,000 for the corresponding period in 2005. The increase is primarily attributable to the negative contributions from our drilling and down-hole solutions business lines. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Liquidity and Capital Resources

As of September 30, 2006, our cash and restricted cash balance was $4,574,000 compared to a cash balance of $836,000 at December 31, 2005 and $312,000 for the period ended September 30, 2005. As of November 13, 2006, our cash balance is $2,734,000. The cash balances were impacted by the acquisition of Eagle and associated financing liquidity in 2006 as compared to the sale of a license and private placement of stock in 2005. We continue to utilize cash, stock, and notes to fund operations. We have used these proceeds to fund the construction of our new generation abrasive drilling unit and to complete construction of the Eagle rigs during September 2006. As of September 30, 2006, we had expended approximately $1.2 million to construct and outfit the AFJ tractor/trailer rig as well as support truck and trailers.

Our future liquidity will be significantly affected by our obligations to the holder of our senior indebtedness incurred to finance the acquisition of Eagle. As previously disclosed, the senior debt has an original principal amount of $40.6 million, with a final maturity in three years, with interest accruing at prime plus 2.5%, with a minimum rate of 9%, payable monthly. The debt is secured by substantially all of our assets. The interest payments are presently $375,000 for a 31 day month. The principal is to be repaid commencing on April 1, 2007 at the rate of $800,000 per month for the first twelve months after that date, $900,000 per month for the subsequent twelve months, and $1,000,000 per month until the note matures. The remaining balance of the note is to be repaid at maturity, plus accrued interest.

In order to satisfy the principal and interest payment obligations to our senior lender, we have assumed the full utilization at current market rates of five of our drilling rigs. We presently have two of the rigs deployed under contract at market rates, a third rig under contract to be deployed, and are actively marketing the other two rigs. If we are unable to timely secure contracts at market rates for our remaining rigs, if any of the rates we secure are not current market rates, or if any of the contracts we require expire or terminate, and we are unable to replace such contracts, we will not be able to satisfy the obligations to our senior lender. In such an event, we would be forced to restructure our debt obligations, or absent that, might be forced to seek creditor protection.

As part of the Eagle acquisition, we entered into a consulting agreement with Second Bridge LLC for the completion of a sixth rig. This contract calls for an estimated payment of $2.4 million to vendors for parts and labor, and the issuance of 900,000 shares of Blast common stock to Second Bridge. In addition, Blast entered into a consulting contract with Second Bridge for a period of three years at the rate of $150,000 per month to provide such services as agreed between the parties, including operational, construction, and business development advisory services. Subsequent to the Eagle acquisition, Blast has experienced a lack of expected revenues from the contracts with Hallwood Petroleum and Quicksilver Resources, two of its former customers, the contracts of which are now in dispute. Accordingly Blast has decided not to build out Rig #17 in early 2007, as earlier projected, until such time as the rig may be contracted to a new customer.

The Company is also subject to certain contingent liabilities relating to litigation matters, including the disputes with Hallwood Petroleum and Quicksilver Resources and the pending court approval of our SEC settlement. An adverse determination in any of these matters could have a material adverse effect on the Company. See “Subsequent Events” and “Legal Proceedings” for more information.

We have a $42,500 note that is due on demand, a $1,000,000 note with accrued interest due on March 31, 2007 and a $500,000 note due on June 30, 2007. In connection with the financing with the senior lender, the holder of these notes agreed to subordinate its right of payment and its liens to the rights of the senior lender. Convertible notes with related parties for $200,000 matured on May 31, 2006 and were converted into common stock in June 2006.

Our continued operating losses raise substantial doubt as to our ability to continue as a going concern. We are in an early stage of development, have just completed a major acquisition, are highly leveraged, and are rapidly depleting our cash resources, therefore we have determined that we may need to raise additional financing in the short term to continue in operation and fund future growth. We currently plan to raise additional financing if we are not able to generate cash flow from operations in the near term. The use of stock for currency in financing or making acquisitions has been negatively impacted while we have been under SEC investigation (see Financial Note 16 to the December 31, 2005 Financial Statements). If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

For the nine months ended September 30, 2006 we had capital expenditures of $127,000, as compared to capital expenditures of $814,000 for the nine months ended September 30, 2005. Prior to the acquisition of Eagle in August 2006, substantially all of the above expenditures were attributable to the Company’s AFJ drilling technology. With respect to our contract land drilling business, our main capital expenditures were anticipated to relate to the construction of our sixth rig, which is being delayed until that rig is committed under contract with a customer.  The estimated expenditures to complete that rig would be approximately $2.4 million under current market conditions.

Subsequent Events

Hallwood Energy/Hallwood Petroleum Lawsuit
Following the acquisition of Eagle Domestic Drilling Operations (“Eagle”), Blast learned of a dispute pertaining to two IADC two-year term drilling contracts between Eagle and Hallwood Energy/Hallwood Petroleum (Hallwood). Hallwood alleged that the rigs did not satisfy the weight capacity requirements under the contracts, and it ceased performance under the contracts. Following several attempts to resolve the dispute, Hallwood filed a lawsuit against Eagle in September 2006 in district court in Fort Worth, Texas alleging breach of contract by Eagle and Eagle Drilling LLC. Hallwood has claimed that the derrick on Rig #12 was not up to contract capacity and that the alleged undercapacity resulted in unsafe conditions and damage to the rig. In addition, Hallwood has demanded that a prepayment of approximately $1.7 million under the contracts be returned to Hallwood. Eagle plans to vigorously contest the claims by Hallwood. Eagle has filed a claim for breach of contract by Hallwood and plans to pursue its case for recovery of rig damage costs on Rig #12 and damages for early termination and loss of revenues under the two IADC contracts for Rigs #11 & #12. Blast has engaged counsel to pursue the lawsuit on a contingent fee basis. Under this arrangement, the law firm will be entitled to one-third of any final settlement or recovery.

Quicksilver Resources Lawsuit
Also after the acquisition of Eagle, Blast learned of a dispute pertaining to three other two year IADC contracts with Quicksilver Resources (“Quicksilver”). Quicksilver asserted that the rig was not timely delivered and that it experienced mechanical problems which caused delays in a drilling operation. Following attempts to resolve the dispute, Quicksilver has filed a lawsuit in state district court in Fort Worth, Texas asking for rescission of the contracts, requesting a declaratory judgment that the contracts are void, and asserting claims of negligence and breach of contract, among other claims, against Eagle and Eagle Drilling LLC. Eagle intends to vigorously defend itself in this proceeding and has filed a countersuit asserting breach of contract, among other claims, against Quicksilver. Blast has engaged counsel to pursue the lawsuit on a contingent fee basis. Under this arrangement, the law firm will be entitled to one-third of any final settlement or recovery.
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

SEC Settlement
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

Hallwood Energy/Hallwood Petroleum Lawsuit
Following the acquisition of Eagle Domestic Drilling Operations (“Eagle”), Blast learned of a dispute pertaining to two IADC two-year term drilling contracts between Eagle and Hallwood Energy/Hallwood Petroleum (Hallwood). Hallwood alleged that the rigs did not satisfy the weight capacity requirements under the contracts, and it ceased performance under the contracts. Following several attempts to resolve the dispute, Hallwood filed a lawsuit against Eagle in September 2006 in district court in Fort Worth, Texas alleging breach of contract by Eagle and Eagle Drilling LLC. Hallwood has claimed that the derrick on Rig #12 was not up to contract capacity and that the alleged undercapacity resulted in unsafe conditions and damage to the rig. In addition, Hallwood has demanded that a prepayment of approximately $1.7 million under the contracts be returned to Hallwood. Eagle plans to vigorously contest the claims by Hallwood. Eagle has filed a claim for breach of contract by Hallwood and plans to pursue its case for recovery of rig damage costs on Rig #12 and damages for early termination and loss of revenues under the two IADC contracts for Rigs #11 & #12. Blast has engaged counsel to pursue the lawsuit on a contingent fee basis. Under this arrangement, the law firm will be entitled to one-third of any final settlement or recovery.

Quicksilver Resources Lawsuit
Also after the acquisition of Eagle, Blast learned of a dispute pertaining to three other two year IADC contracts with Quicksilver Resources (“Quicksilver”). Quicksilver asserted that the rig was not timely delivered and that it experienced mechanical problems which caused delays in a drilling operation. Following attempts to resolve the dispute, Quicksilver has filed a lawsuit in state district court in Fort Worth, Texas asking for rescission of the contracts, requesting a declaratory judgment that the contracts are void, and asserting claims of negligence and breach of contract, among other claims, against Eagle and Eagle Drilling LLC. Eagle intends to vigorously defend itself in this proceeding and has filed a countersuit asserting breach of contract, among other claims, against Quicksilver. Blast has engaged counsel to pursue the lawsuit on a contingent fee basis. Under this arrangement, the law firm will be entitled to one-third of any final settlement or recovery.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on our Form 8-K dated August 25, 2006, Blast issued a total of 21,932,500 shares of common stock in the third quarter of 2006 as follows:

-	17,400,000 shares were issued in connection with the acquisition of Eagle.
-	300,000 shares were issued pursuant to a private placement resulting in gross cash proceeds in the amount of $150,000.
-	4,232,500 shares were issued pursuant to warrants exercised for $46,392 cash.

Each of the above shares were issued pursuant to the exemption from registration under the Securities Act of 1933 under the exemption afforded by Rule 506 as promulgated under Regulation D.

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

Blast Energy Services, Inc.

By:	/s/ David M. Adams, COO
David M. Adams
Chief Operating Officer
Principal Executive Officer

Date:	November 17, 2006

By:	/s/ John O’Keefe, CFO
John O’Keefe
Chief Financial Officer
Principal Accounting Officer

Date:	November 17, 2006