Form 10KSB
period 2006-12-31
BLAST ENERGY SERVICES, INC.
filed 2007-04-17
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to

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

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendments to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒No

Issuer’s revenues for the most recent fiscal year: $3,243,487

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 30, 2007 is $ 4,194,920.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2006:

Common Stock: 67,609,904 shares, including 1,150,000 approved shares arising from the class action settlement, described below in greater detail.

No (1) annual report to security holders; (2) proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933; are incorporated by reference into any part of this Form 10-KSB.

Transitional Small Business Disclosure Format: ☐Yes  ☒ No

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

Important Investor Information

On January 19, 2007, Blast Energy Services, Inc. (“we,” “us,” the “Company,” “Blast” and words of similar meaning) and its wholly owned subsidiary, Eagle Domestic Drilling Operations LLC, filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas - Houston Division, under Chapter 11 of Title 11 of the US Code in order that they may dispose of burdensome and uneconomical assets and reorganize their financial obligations and capital structure. Accordingly, we urge that caution be exercised with respect to existing and future investments in our equity securities.

Business Development

In September 2000, we were incorporated as Rocker & Spike Entertainment, Inc, a California corporation. Until December 31, 2000, our operations consisted of organizational matters and the search for an operating company with which to perform a merger or acquisition. Effective January 1, 2001, we purchased the assets and web domain of Accident Reconstruction Communications Network from its sole proprietor. Following that acquisition, we changed our name from Rocker & Spike Entertainment, Inc. to Reconstruction Data Group, Inc. At that time, we provided research, communication and marketing exposure to the accident reconstruction industry through our website and seminars.

In April 2003, we entered into a merger agreement with Verdisys, Inc. (“Verdisys”). Verdisys was initially incorporated as TheAgZone Inc. in 1999 as a California corporation. Its purpose was to provide e-Commerce satellite services to agribusiness. They changed their name to Verdisys in 2001, and in 2003, with the acquisition of exclusive rights to a proprietary lateral drilling process throughout most of the US and Canada, they changed their market focus to concentrate on services to the oil and natural gas (“oil and gas”) industry.

The merger agreement with Verdisys called for us to be the surviving company. In connection with the merger, our name changed to Verdisys, Inc., our articles of incorporation and bylaws remained in effect, the officers and directors of Verdisys became our officers and directors, each share of Verdisys’ common stock was converted into one share of our common stock, our accident reconstruction assets were sold, and our business focus changed to the oil and gas industry.

Effective June 6, 2005, we formally changed our name to Blast Energy Services, Inc. (“Blast” or “Blast Energy”) from Verdisys, Inc., in part to reflect our focus on the energy service business. We have shifted our business strategy away from an agricultural related business toward energy services.

In August 2006, we acquired Eagle Domestic Drilling Operations LLC (“Eagle”), a drilling contractor which at that time owned three land rigs, and had three more under construction. The acquisition of Eagle added a major new segment to our business, which we expect to represent our primary business operations in the near term. Throughout this Form 10-KSB, references to our operations include the operations of Eagle, unless otherwise stated or the context suggests otherwise.

As part of the financial consideration for the purchase of Eagle, we entered into a Securities Purchase Agreement (“SPA”) dated August 25, 2006 with Laurus Master Fund, Ltd. (“Laurus”) to finance $40.6 million of the total purchase price of Eagle. Under the SPA, we issued a Secured Term Note (“the Note”) dated August 25, 2006 in the original principal amount of $40.6 million with a final maturity in three years, with interest at prime plus 2.5%, with a minimum rate of 9%, currently equal to 10.75% as of the filing of this report, payable quarterly to Laurus. The principal was to be repaid commencing April 1, 2007 at a rate of $800,000 per month for the first twelve months from that date, $900,000 per month for the subsequent twelve months and $1,000,000 per month until the Note matures. The remaining balance of the Note is to be paid at maturity with any associated interest.

The SPA required the additional payment in cash fees to Laurus of 3.5% of the total value of the investment of $40.6 million at closing. The SPA further required the issuance of Common Stock Purchase Warrants (“Warrants”) to purchase 6,090,000 shares of our common stock at an exercise price of $1.44 per share, and an additional 6,090,000 shares of common stock at an exercise price of $0.01 per share. The Warrants have a seven year term and we were required to file a registration statement to register the underlying shares within 60 days after closing and to obtain effectiveness with the SEC within 180 days after closing, which registration statement has since been filed and withdrawn, and which filing has since been abandoned by us. The Laurus financing was privately arranged through a broker who received a 2% commission in cash and warrants with a two year term to purchase 304,500 shares of our common stock at an exercise price of $0.01 per share.

In connection with our voluntary bankruptcy petition, described below, we ceased making payments under the Note as of December 31, 2006.

Recent Events

On January 19, 2007, Blast and Eagle, filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas - Houston Division (the “Court”) under Chapter 11 of Title 11 of the US Code in order that we may dispose of burdensome and uneconomical assets and reorganize our financial obligations and capital structure (Case Nos. 07-30424-H4-11 and 07-30426-H4-11, respectively). This action also stayed any existing lawsuits filed against us and Eagle, regardless of jurisdiction. Moving forward, we and Eagle will continue to operate our businesses as “debtors-in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

We had previously used assumptions in the August 2006 acquisition of Eagle that included high revenue and full utilization rate expectations based upon the five two-year term drilling contracts Eagle had in place at the time. The subsequent cancellation of these contracts by Hallwood Energy/Hallwood Petroleum and Quicksilver Resources in the fall of 2006 reduced our revenue expectations and consequently our ability to meet the scheduled payments on the Laurus’ Note. This cancellation was in violation of the terms of the drilling contracts and we and Eagle have subsequently filed suit for breach of those contracts.

In approximately January 2007, we received written notice from Laurus of various events of default under the SPA, Note and related agreements. Further discussions with Laurus resulted in the mutual decision that we should file for protection under the applicable bankruptcy law, as described above. Additionally, these discussions resulted in a consensual stipulation that will enable us to continue to use cash collateral during the course of the Chapter 11 case, subject to certain reservations and provisions for adequate protection of Laurus debts.

Additionally, we have reached an agreement with Laurus, which agreement has not been approved by the Bankruptcy Court, on the terms of an asset purchase agreement intended to offset the full amount of the $40.6 million senior Note, accrued interest and default penalties. Under the terms of this agreement, only the five land drilling rigs and associated spare parts will be sold to repay the Note, accrued interest and default penalties on the Note. The potential benefit of the customer litigation, the satellite communication business and the abrasive fluid jetting technology, described in greater detail below, will remain with us subsequent to the sale of the rigs. The asset purchase agreement and plan of reorganization are subject to the approval of the Court, which we believe will be heard by the court before the end of April 2007.

On April 9, 2007, we entered into an amendment with David M. Adams, our current President and former Co-Chief Executive Officer, pursuant to which we amended the terms of Mr. Adam’s January 17, 2004 employment agreement. Pursuant to the amendment, Mr. Adams will serve as our President until June 30, 2007, will be compensated at the rate of $80,000 per year, instead of the $200,000 per year that he was previously scheduled to make, will work on Company matters at least 2 days per week, will lose any unvested stock options as of March 31, 2007, and will have an unsecured claim at June 20, 2007, for six months of severance pay, one month of vacation pay, one half month of 2006 pay for a total value of $125,000, as well as 9 months of COBRA payments for medical and dental benefits under his employment agreement. Such agreement is subject to approval of the Bankruptcy court.

On April 1, 2007, subject to the approval of the Bankruptcy Court, we entered into a nine (9) month lease for office space for our corporate offices. Pursuant to the lease we agreed to lease approximately 2,000 square feet of office space in Houston, Texas at a cost of $2,000 per month, pursuant to a lease which expires on December 31, 2007. This lease substantially decreased the amount of rent we were paying pursuant to our previous lease agreement, which we believe will help us lower our overhead and meet our current expenses during the Bankruptcy proceeding.

Blast is currently in discussions to merge with another energy company that has oil and gas production as well as certain energy service technologies. Discussions are at an early stage and no assurances can be given that such a merger will be consummated or that the economic terms of such a merger would be favorable to Blast shareholders or creditors.

Description of Business

Our mission has been to provide quality services to the energy industry through our three divisions:
•	contract land drilling services,
•	down-hole solutions, such as our abrasive fluid jetting technology, and
•	satellite communication services to remote locations.

Our strategy is to grow our businesses by maximizing our equipment capacity and controlling costs while analyzing potential acquisition and new technology opportunities in the energy service sector.

As a result of the recent acquisition of Eagle, we had hoped to establish a contract land drilling business. We currently own four US onshore drilling rigs with a fifth rig partially constructed and various spare parts. Substantially all of our rigs can operate in conventional crude oil and natural gas producing areas, where conventional and specialized drilling techniques are required to develop crude oil and natural gas resources efficiently. All of our drilling rigs are equipped to handle drilling for horizontal wells. Horizontal (or lateral) drilling is a specialized drilling technique intended to increase the exposure of the wellbore to the natural gas producing formation and increase drainage rates and production volumes. Moving forward, we hope to sell off all of these rigs and our partially constructed rig, as well as other various drilling equipment, pursuant to the asset purchase agreement with Laurus, described above, which we believe, if approved by the Bankruptcy Court, will satisfy our outstanding debts with Laurus. Assuming the asset purchase agreement is approved, we will cease all land drilling operations for the near future, although we may choose to have land drilling operations in the future, subsequent to the finalization of our reorganization plan.

Separate from the contract land drilling business, we have been striving to develop a commercially viable lateral drilling technology with the potential to penetrate through well casing and into reservoir formations to stimulate oil and gas production using abrasive fluid jetting (“AFJ”) and the principles gained from the non-abrasive process used in the Landers lateral drilling technology, which we obtained the patented rights to in April 2003, as described below under “Patents and Licenses.” After redesigning and improving the existing process and introducing AFJ technology, we now believe that we can deliver a valuable and cost effective production enhancement service to onshore oil and gas producers, particularly operators of marginal wells. We have recently completed the construction of a new generation specialty rig based upon modifications using existing coiled tubing technology as the primary platform. The capabilities of our new rig include: one-inch coiled tubing with a working depth capability of approximately 8,000 feet; a fluid pressure pumping system; an abrasive slurry system; and a computer-controlled system to guide and control the down-hole formation access tool for precise casing milling and jetting services. The AFJ rig was deployed during the fourth quarter of 2006 and has undergone developmental tests with the US Department of Energy Rocky Mountain Oilfield Testing Center, outside Casper, Wyoming.

Another of our business segments is providing satellite communication services to energy companies. This service allows such energy companies to remotely monitor and control well head, pipeline, drilling, and other oil and gas operations through low cost broadband data and voice services, transmitted from remote operations where terrestrial or cellular communication networks do not exist or are too costly to install.

Following the approval of our planned asset purchase agreement with Laurus, which we can give no assurances will be approved; we will sell substantially all of our contract land drilling operations and operate solely in the down-hole solutions and satellite communication services industries. As a result, although we operated in the contract land drilling industry in a limited basis during 2006, the description of our current business operations below focuses more on our planned operations moving forward. Additionally, in the future, our broader vision is to introduce additional early stage technologies to the energy services sector, all of which would fit our mission of helping energy companies produce oil and gas more economically.

Energy Industry

We operate in the energy services industry which services the broader upstream energy industry, where companies explore, develop, produce, transport, and market oil and gas. This industry is comprised of a diverse number of operators, ranging from very small independent contractors to the extremely large corporations. While the majority of oil and gas production is produced by very large international oil companies, there are also a large number of smaller independent companies who own and operate a large number of new and existing wells.

As a smaller firm with a specialized service, we intend to provide contract drilling, down-hole solutions and satellite communication services to both small and large operators in the energy industry. As we grow, we intend to cater to all segments of the industry in situations where the application of our services will add value to our customers.

Demand for our services depends on our ability to demonstrate improved economics, primarily to the oil and gas production sector we serve. We believe that oil and gas developers will use our contract drilling and abrasive jetting service where the use of such services costs those developers less than other available alternative services and/or when they perceive such use will be able to cost effectively increase their production and reserves. We also believe the use of our technology will be influenced by macro-economic factors driving oil and gas fundamentals.

We believe that producing companies will react to the combination of the increased demand and the limited supply of oil and gas in a manner that requires them to utilize all segments of our business. We believe that oil and gas producers have and will continue to have great economic incentives to recovering additional production and reserves from known reservoirs rather than pursuing a more risky exploration approach. Our abrasive jetting technology may permit producers to add value by potentially recovering a significant additional percentage of the oil and gas from a reservoir. We believe that a large potential market exists in North America for our contract drilling services (which we are currently in discussions to sell to Laurus, as described above) and our ongoing abrasive jetting stimulation methods.

Activity in the energy services industry tends to be cyclical with oil and gas prices. In addition to the currently positive industry fundamentals, we believe the following sector-specific trends enhance the growth potential of our business sectors:

• While oil prices are unpredictable, they have remained and are projected to remain relatively high by historic terms for several years. Continuing high consumption and strong growth in Asian demand, limitations in delivery infrastructures and political unrest in major supplying countries are expected to be contributing factors.

• Gas prices, while volatile, are projected to remain high for several years due to the combination of strong demand and major supply constraints The situation is serious enough that former Federal Reserve Bank Chairman Greenspan has expressed concern as to its effect as a constraint to US economic growth during his testimony before the Joint Economic Committee of Congress on May 21, 2003 and in updates since that time.

• There is no substitution threat to oil and gas in the foreseeable future. In particular, any significant substitution by hydrogen or any other potential source is believed by management to be some decades away.

Land Rig Drilling Services

We entered into the land rig drilling services sector in August 2006 with the acquisition of Eagle which owned three drilling rigs and had at that time an additional three under construction (one of which has been completed, one of which we have not completed, and the other of which is still under construction as of the filing of this report). Eagle had limited drilling operations during the remainder of the third and fourth quarters of 2006, and has since ceased all drilling operations. Moving forward, we plan to sell all four of our currently operational rigs and our rig under construction to Laurus to satisfy the debts which Eagle owes Laurus pursuant to an asset purchase agreement, as described above. Assuming the asset purchase agreement is approved by the Bankruptcy court, of which there can be no assurance, Blast will continue to retain the right to sue two parties Hallwood Energy/Hallwood Petroleum and Quicksilver Resources, with whom Eagle had previously entered into agreements prior to our purchase of Eagle, which were subsequently breached, leading to our inability to meet our ongoing payments to Laurus, and forcing us to enter Chapter 11, Bankruptcy.

From August 2006 until December 2006 we performed limited land rig drilling activities, which totaled approximately $2,200,000 in revenue, 68% of our total revenues for the year ended December 31, 2006.

Drilling contracts

Contracts for drilling oil and gas wells are obtained either through competitive bidding or through direct negotiations with customers. Typical drilling contracts provide for compensation on a "daywork" or "footage" basis. Contract terms we offered generally depended on the complexity and risk of operations, the on site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Our contracts generally provided for the drilling of a single well or a series of wells and permitted the customer to terminate on short notice.

Daywork contracts.    These are the most common form of contract, typically using the International Association of Drilling Contractors (“IADC”) standard form of contract. Under these contracts, we provided a drilling rig with required personnel to the operator, who supervised the drilling of the well. We were then paid based on a fixed rate of compensation per day while the rig is utilized.

Rig Information

A land drilling rig consists of engines, a hoisting system, a rotating system, pumps and related equipment to circulate drilling fluid, blowout preventers and related equipment. Our rigs use diesel engines as their main power source. Power requirements for drilling jobs may vary considerably, but most land drilling rigs employ two or more engines to generate between 500 and 2,000 horsepower, depending on well depth and rig design.

There are numerous factors that differentiate land drilling rigs, including their power generation systems and their drilling depth capabilities. The actual drilling depth capability of a rig may be less than or more than its rated depth capability due to numerous factors, including the size, weight and amount of the drill pipe on the rig. The intended well depth and the drill site conditions determine the amount of drill pipe and other equipment needed to drill a well. Generally, land rigs operate with crews of four to six people.

Down-Hole Solutions

Our down-hole solutions division intends to provide casing milling, perforation, well stimulation and lateral drilling services to oil and gas producers. As a co-owner of intellectual property with Alberta Energy Partners (“Alberta”) formerly known as Alberta Energy Holding, Inc., we also have exclusive worldwide licensing rights for the application of Alberta’s patent pending Abrasive Fluid Jet (“AFJ”) cutting technique to cut through well casing and formation rock in oil and gas wells. AFJ is being added to, and we believe will enhance the existing principles of non-abrasive lateral jetting and completion techniques utilized by us and the industry as a whole. Applications of such abrasive cutting techniques are a proven feature in industries as diverse as munitions disposal in the military, offshore platform dismantlement in the salvage industry and cutting specialty glass and steel in the machining business. When we commercialize our technology, we would be among the first to commercially apply the proven abrasive jetting techniques to the energy producing business.

In 2006 we completed the construction of a new generation specialty rig based upon modifications using existing coiled tubing technology as the primary platform. The capabilities of our new rig include: one-inch coiled tubing with a working depth capability of 8,000 feet; a fluid pressure pumping system; an abrasive slurry system; and a computer-controlled system to guide and control the down-hole formation access tool for precise casing milling and jetting services. During November 2006, the Department of Energy operated Rocky Mountain Oilfield Testing Center (RMOTC), and Blast successfully tested the prototype rig at their location in Wyoming. While on location, down-hole video cameras verified the results of operations in the down-hole environment. In this case, the camera verified that Blast’s new technology was able to cut holes, slots and windows in the well casing and confirmed further penetration into the rock formations beyond the well casing. The testing team believes that this can be an innovative new oil and gas drilling technology that when commercialized should facilitate lower production costs and increased access to reserves. We will retain the rights to our AFJ technology and the current rig subsequent to our planned entry into the asset purchase agreement with Laurus described above. As of the date of this report, our AFJ rig is currently awaiting some minor repairs and we are waiting for additional funding to continue testing and developing such technology, which we can provide no assurances will be forthcoming.

Major Customers

We currently have no active customers for our AFJ rig, as the rig has not yet been proven commercially successful.

Market

It has become clear in recent years that while the demand of oil and gas in the US continues to grow, its ability to meet this demand from existing and new sources is rapidly declining. This accelerated decline will require producers to seek new extraction methods or technologies to exploit oil and gas production from existing fields and we anticipate that our abrasive jetting process will help satisfy the need for these new technologies. According to the Department of Energy, there have been 2.3 million wells drilled in the US since 1949. “Historically, only some 30% of the total oil in a reservoir - the “original oil-in-place” - was recoverable. As pressure declines in the reservoir, the oil becomes costlier and costlier to produce until further production becomes uneconomic…recent advances now allow greater recovery from old reservoirs.”

Competition

Our AFJ business is expected to operate in a niche that lies between the more expensive and higher impact conventional horizontal drilling business and the much cheaper and lower impact casing milling and perforation businesses. We believe that our abrasive jetting service, once proven, can provide significant reservoir exposure, and therefore greater production potential, similar to horizontal drilling at a cost closer to that of a perforation service.

Conventional horizontal or directional drilling is slower and significantly more expensive to the extent that it is only being used if its much longer drilling radius was required as is necessary in offshore or environmentally sensitive areas. Companies offering this service include Halliburton, Baker Hughes, Schlumberger and other independent service companies. However, our competitors are better financed, equipped and resourced than us.

Satellite Communications

Our final business segment provides satellite communication services to oil and gas producers. Historically, it has been common practice for oil and gas companies to manually gather much of their data for energy management, and communicate using satellite phones or cellular service where available. This is not only expensive but also causes a significant time lag in the availability of critical management information. The Blast Satellite Private Network (“BSPN”) services utilize two-way satellite broadband to provide oil and gas companies with a wide variety of remote energy management communications and applications. Satellite’s capability to provide secure broadband to any remote location in the world gives it unique capabilities over terrestrial and cellular networks. Technology advancements now facilitate not only data, email and internet traffic but also Voice over Internet (“VoiP”) and video streaming. Bandwidth traffic capabilities of base station have also increased significantly allowing larger and faster file and data transfer capabilities to compete with terrestrial systems. Satellites capability to operate off stationary and mobile remote dishes with no supporting infrastructure has proven invaluable in both disaster recovery and remote or continuously moving commercial operations.

Our satellite services can be optimized to provide cost effective applications such as VoIP, Virtual Private Networking “VPN” and Real-time Supervisory Control and Data Acquisition Systems, commonly referred to as “SCADA”. SCADA permits oil and gas companies to dispense with a manual structure and move to a real-time, automated, energy management program. Utilizing SCADA, a service we currently offer, production levels can be optimized to meet the producer’s current market demands and commitments.

At present, we acquire modem hardware from ViaSat, iDirect Technologies and Spacenet and install this equipment on our customers’ onshore and offshore platforms. Space segment services are acquired from SES and Loral and hub services from Constellation, Isotropic Networks, Viasat and Spacenet.

We use satellite communications that are low cost and that ensure worldwide availability, even in geographic areas with a poor communications infrastructure. Our satellite services are based on industry standards to lower implementation costs and to simplify the integration into existing systems. Reliability and availability are critical considerations for SCADA. Satellite services are provided 24 hours a day, 7 days a week with 99.9% availability virtually anywhere in the world. Our satellite services offer fewer points of failure than comparable terrestrial services, provide uniform service levels, and are faster and more cost effective to deploy. Our satellite services are also very flexible and easily accommodate site additions, relocations, bandwidth expansion, and network reconfiguration.

Additionally, security, integrity, and reliability have been designed into our satellite services to ensure that information is neither corrupted nor compromised. Satellite communications are more secure than many normal telephone lines.

Major Customers

Our current satellite services customers include Apache Corporation, BP America Production Company, and General Electric Company, representing 18%, 20% and 9%, respectively, of our satellite revenues for the year ended December 31, 2006.. Contracts are usually for hardware, backhaul, and bandwidth. Virtually any oil and gas producer, of which there are thousands, is a potential customer for our satellite services.

Market

According to the Department of Energy there are more than two million oil and gas wells in existence in the US alone, many of which are located in remote or rural areas where communications and monitoring well status can be difficult and expensive. Such well locations could benefit from the economics of our real-time, high speed satellite connectivity services as compared to more conventional monitoring alternatives, such as, the time consuming and costly transportation of personnel to remote well locations, or the equipment and maintenance costs of laying land lines for real-time monitoring of remote well operations. Our focus is serving the needs of oil and gas producers worldwide to control their production effectively and to enhance customer satisfaction by providing worldwide real-time access to information. This market for satellite services is very competitive with increasing pressure on margins our larger competitors offer services at substantially discounted prices. We attempt to compete against such competitors by attempting to target niche markets and offering alternative solutions that solve customers’ complex communication problems at more cost effective rates. We utilize satellite, Wi-Fi and other wireless technology for the last mile of wellhead connectivity for these customers and focus almost exclusively on the oil and gas market.

Competition

The satellite communication industry is intensely competitive due to overcapacity, but we believe that competition is less severe in the oil and gas producing sector. Other satellite services providers in the oil and gas industry include, Stratus Global, Tachyon, Schlumberger and Caprock. Caprock, Schlumberger and Stratus are focused on the top 20% of the market, particularly international and offshore platforms, and Stratus Global is focused on the offshore market using a traditional wireless network. We believe our satellite services offer advantages over those services by:

• Customizing the provided service to better meet the customer’s needs;
• Offering superior speed;
• Providing single vendor convenience; and
•  Offering lower up-front infrastructure and operating costs.

Insurance

Our oil and gas operations are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, implosions, fires and oil spills. These conditions can cause:

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

Patents and Licenses

Effective August 25, 2005, we entered into a definitive agreement to purchase from Alberta Energy Partners (“Alberta”) an interest in the AFJ technology that provides us the unrestricted right to use the technology and license the technology worldwide to others. We expect to utilize the technology as the foundation for our energy services business.

As part of the agreement, we issued Alberta 3,000,000 shares of restricted common stock, with registration rights, and warrants to purchase 750,000 shares of our common stock at an exercise price of $0.45 per share. The warrants have a three-year term and vest when we receive $225,000 in revenue from our initial rig utilizing the technology, which has not occurred to date. We also agreed to pay Alberta a royalty payment of $2,000 per well bore or 2% of the gross revenues received in connection with each well bore, whichever is greater, in connection with the licensing of the technology. The parties also agreed to share any revenues received by us from licensing the technology, with Alberta receiving 75% of licensing revenues until it receives $2,000,000, at which time its proportion of the licensing revenue shall decrease to 50%, thereafter. Our ownership interest in the technology is 50%. Either party has a right of first refusal on any new applications of the technology by the other party, or any sale of the other party’s interest in the technology. However, following our Chapter 11 restructuring filing, Alberta Energy Partners filed suit to rescind the Technology Purchase Agreement, which we entered into in August 2005. We intend to vigorously defend our ownership rights to this technology. A hearing on this matter has not yet been scheduled by the Bankruptcy Court.

On April 24, 2003, we entered into an agreement to license the Landers Horizontal Drilling Process, based on US Patent Nos. 5,413,184, 5,853,056, and 6,125,949, relating to certain oil and gas well production enhancement techniques and devices and related trade secrets with the inventor and holder of the patents and trade secrets, Carl Landers. The license gave us exclusive rights to apply the technology and the related trade secrets in all of the US (except for part of Colorado West of the Rockies, and Utah) and Canada. Mr. Landers also reserved the rights to certain applications in which he has a direct interest but may not compete with us. Any improvements to the technology remain the sole property of the licensor but are provided to us without additional licensing fees. The license terminates upon the expiration of the underlying patents, the earliest date being October 1, 2013.

On March 8, 2005, we entered into an Assignment of License Agreement (“Assignment”) with Maxim TEP (“Maxim”). The President and CEO of Maxim is Daniel W. Williams, our former President and CEO. Under the assignment, we assigned to Maxim our rights in the license of the Landers Horizontal Drilling Process; all current and future negotiations for assignments, sublicenses or territorial royalty pertaining to the license and two lateral drilling rigs. As consideration, Maxim has paid $1,300,000 in principal payments and $500,000 in penalties for extending the payment deadlines and released a $270,000 credit obligation we owed to Maxim. We will retain a non-exclusive sublicense interest in the Landers Horizontal Technology provided we pay all required royalties in utilizing the technology.

We believe the AFJ technology and related trade secrets are instrumental to our competitive edge in the oil and gas service industry. We are highly committed to protecting the technology. We cannot assure our investors that the scope of any protection we are able to secure for our license will be adequate to protect it, or that we will have the financial resources to engage in litigation against parties who may infringe on our exclusive license. We also can not provide our investors with any degree of assurance regarding the possible independent development by others of technology similar to that which we have licensed, thereby possibly diminishing our competitive edge.

Governmental Regulations

Assuming we begin commercial drilling operations, we may be subject to various local, state and federal laws and regulations intended to protect the environment. Such laws may include among others:

•	Comprehensive Environmental Response, Compensation and Liability Act;
•	Oil Pollution Act of 1990;
•	Oil Spill Prevention and Response Act;
•	The Clean Air Act;
•	The Federal Water Pollution Control Act; Louisiana Regulations; and
•	Texas Railroad Commission Regulations.

These operations may involve the handling of non-hazardous oil-field wastes such as sediment, sand and water. Consequently, the environmental regulations applicable to our operations pertain to the storage, handling and disposal of oil-field wastes. State and federal laws make us responsible for the proper use and disposal of waste materials while we are conducting operations. As our operations are presently conducted, we do not believe we are currently required under applicable environmental laws to obtain permits to conduct our business. We believe we conduct our operations in compliance with all applicable environmental laws, however, there has been a trend toward more stringent regulation of oil and gas exploration and production in recent years and future modifications of the environmental laws could require us to obtain permits or could negatively impact our operations.

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

Research and Development Activities

During 2004, 2005, and during the second quarter of 2006, we incurred an insignificant amount of research and development costs as it relates to our abrasive jetting process. After the second quarter of 2006, we began testing the AFJ technology, and as such, we ceased booking such costs as research and development. We incurred no research and development costs in our satellite business.

Employees

As of December 31, 2006, we had a total of 42 full time employees; however, due to the pending sale of our land drilling rigs, we have since reduced the number of our employees to six (6), as all of the previous full-time rig crews have been terminated pending the current rig sale.

We also utilize independent contractors and consultants to assist us in conducting the drilling and abrasive jetting operations, installing the satellite equipment, and maintaining and supervising such services in order to complement our existing work force, as needed. Our agreements with these independent contractors and consultants are usually short-term. We are not a party to any collective bargaining agreement with any employees, and believe relations with our employees, independent contractors and consultants are good.

Item 2. Description of Property

Office Facilities

On April 1, 2007, subject to the approval of the Bankruptcy Court, we entered into a nine (9) month lease for office space for our corporate offices. Pursuant to the lease we agreed to lease approximately 2,000 square feet of office space in Houston, Texas for our principal executive office at a cost of $2,000 per month, pursuant to a lease which expires on December 31, 2007. This lease substantially decreased the amount of rent we were paying pursuant to our previous lease agreement, which we believe will help us lower our overhead and meet our current expenses during the Bankruptcy proceeding.

Real Estate Lease

Additionally, we currently lease approximately four acres of land in Goldsby, Oklahoma, pursuant to a three (3) year Real Property Lease, which expires on August 24, 2009. Pursuant to the lease, we pay $7,500 per month, as well as certain ancillary expenses associated with the property leased. The property is essentially a clear parcel of fenced land, which we currently use to store our drilling rigs. If the proposed rig sale to Laurus is approved by the Bankruptcy Court, we may take steps to terminate the Real Estate lease in the future, which may cause the landlord to become an unsecured creditor.

Equipment

As of December 31, 2006, our primary equipment consisted of four operational medium depth mechanical drilling rigs and one drilling rig under construction. We also own one mobile AFJ coiled tubing unit, which is currently being stored in Fort Worth, Texas. We also maintain certain satellite communication equipment, computer equipment, and furniture at our principal executive office.

We believe that our facilities and equipment are in good operating condition and that they are adequate for their present use.

Item 3. Legal Proceedings
Chapter 11 Proceedings

On January 19, 2007, Blast Energy Services, Inc. (“Blast”) and its wholly owned subsidiary, Eagle Domestic Drilling Operations LLC (“EDDO” and collectively, the “Debtors”), filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas - Houston Division under Chapter 11 of Title 11 of the US Code, Cases Nos. 07-30424-H4-11 and 07-30426-H4-11, respectively (the “Bankruptcy Cases”). The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As of the date of the Chapter 11 filing, then pending litigation against the Debtors was automatically stayed pursuant to 11 USC.§ 362. Absent termination or modification of the automatic stay by order of the Bankruptcy Court, litigants may not take any action to recover on pre-petition claims against the Debtors. These stayed lawsuits include: (i) a state court suit filed by Second Bridge LLC in Cleveland County, Oklahoma (“Oklahoma State Court Suit”) claiming breach of contract under a consulting services agreement signed on August 25, 2006, asserting a personal property lien and claiming damages of $4.8 million; and (ii) a complaint in Franklin County, Arkansas filed by Chrisman Ready Mix claiming approximately $126,000 for drilling rig transportation expenses incurred on behalf of the Debtors. All such pre-petition claims will be resolved in the Bankruptcy Cases.

The Debtors are involved with additional disputes filed in the Bankruptcy Cases, which are classified as either adversary proceedings or contested matters, but which are separate and distinct from proofs of claim that have been or may be filed in the Bankruptcy Cases, which disputes include the following:

(a) the Debtors filed an adversary proceeding against Second Bridge LLC seeking to invalidate the personal property lien asserted by Second Bridge, to recover preferences and fraudulent transfers and to avoid the consulting services agreement as a fraudulent conveyance. Second Bridge filed a second suit in the form of an adversary proceeding essentially alleging the same claims asserted in the Oklahoma State Court Suit.   The Debtors intend to vigorously prosecute their claims for affirmative relief under the Bankruptcy Code and defend themselves in both of these proceedings;

(b) the Debtors have sued Saddle Creek Energy Development, a Texas joint venture in the Bankruptcy Court for non-payment of work performed under an IADC drilling contract for EDDO’s Rig #12 that provided for the drilling of three initial wells, and which was subsequently amended to provide for the drilling of an additional three wells as well as providing labor and materials to operate a rig not owned by EDDO and identified as “Saddle Creek’s Falcon Rig #1.” EDDO also filed liens on certain leases and on the Saddle Creek Falcon Rig #1, and has initiated a foreclosure action in the Bankruptcy Court. The monetary damages aspect of the case is scheduled for trial May 1, 2007, and the foreclosure proceedings are currently scheduled for trial December 1, 2007;

(c) Alberta Energy Partners filed pleadings in the nature of a contested matter asserting that Blast cannot retain its interests under that certain Technology Purchase Agreement entered into by Blast in August, 2005. Blast plans to vigorously defend against such action, and assert rights available to it under the Bankruptcy Code; and

(d) the Debtors have requested authority to sell the drilling rigs owned by EDDO to their senior secured lender Laurus Master Fund, Ltd. (“Laurus”) for a consideration equal to the outstanding debt obligations owed to Laurus. The Debtors’ efforts to complete this transaction have been objected to by various entities controlled by Rodney D. Thornton. The Debtors are actively pursuing their right to complete the sale in accordance with the Bankruptcy Code.

Hallwood Energy/Hallwood Petroleum Lawsuit

On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of the Company, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  Hallwood alleged Eagle Drilling and EDDO were in breach of the IADC contracts and it ceased performance under the contracts.  Hallwood has claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failure to meet such specifications are material breaches of the contracts.  In addition, Hallwood has demanded that the remaining balance of funds advanced under the contracts, in the amount of $1.65 million, be returned. The Hallwood suit pending in Tarrant County, Texas is currently stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of the Company and its subsidiary, EDDO. EDDO plans to vigorously contest the claims by Hallwood and, at the appropriate juncture, institute proceedings to prosecute causes of action against Hallwood for its damages arising out of what the Company considers are unjustified terminations of the two IADC contracts.

Quicksilver Resources Lawsuit

On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of the Company, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by EDDO and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations. Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  Although the lawsuit filed in Tarrant County was stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of the Company and its subsidiary, EDDO, Quicksilver has removed the lawsuit to the US Bankruptcy Court for the Northern District of Texas. EDDO has not yet been served with process in the lawsuit. EDDO, however, has filed a motion with US Bankruptcy Court for the Northern District of Texas seeking to have the lawsuit transferred to the US Bankruptcy Court for the Southern District of Texas where its petition for reorganization under Chapter 11 of the US Bankruptcy Code is presently pending. EDDO intends to vigorously defend itself in this proceeding and, at the appropriate juncture, institute proceedings to prosecute causes of action against Quicksilver for its damages arising out of what the Company considers are unjustified terminations of the three IADC contracts.

Securities and Exchange Commission Investigation (Settled)

On July 24, 2006, the Securities and Exchange Commission filed a complaint in the US District Court for the Southern District of Texas against us, alleging that we and our former CEO, Daniel W. Williams, violated the anti-fraud provisions of the Securities Exchange Act of 1934 by making various misleading disclosures regarding the capabilities of our lateral drilling technology, the status and success of our drilling operations, and our revenues, and that our former CFO, Andrew G. Wilson, aided and abetted the violations. Also on July 28, 2006, the Commission entered a cease-and-desist order against our former director and current large shareholder Eric A. McAfee, finding that he caused us to make misleading disclosures regarding our expenses and revenues. The Commission also commenced a civil money penalty action against Mr. McAfee in US District Court for the Southern District of Texas.

Each party independently entered into settlements with the Commission, on a neither admit-nor-deny basis, by which they consented to the entry of permanent injunctions by the US District Court, barring future violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Mr. Williams has also agreed to pay a civil money penalty of $125,000, and to be barred from serving as an officer or director of a public company. Mr. Wilson agreed to pay a penalty of $25,000, and to be barred from serving as the officer or director of a public company for five years. Mr. Wilson continues to serve the Company in the non-executive position of Vice President of Business Development. However, Mr. Williams has not been employed by us since December, 2003. Mr. McAfee consented, on a neither admit-nor-deny basis, to the entry of the Commission's cease-and-desist order, which found that he caused violations Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. In the related penalty action filed in US District Court, Mr. McAfee also agreed to pay a civil money penalty of $25,000.

Claims by Investor (Settled)

As previously disclosed, in July 2004, Gryphon Master Fund, L.P. (“Gryphon”) filed suit in state district court in Dallas County, Texas against the Company alleging, among other things, breach of contract and securities fraud by the Company relating to an investment made by Gryphon. In February 2005, the Company entered into an Agreed Judgment and Order of Severance which settled all breach of contract claims relating to the delay by the Company in registering common stock issued by the Company to Gryphon in connection with the investment. The remaining claims were abated until September 30, 2005. On March 6, 2006, Gryphon made a settlement demand on the Company for $2.1 million, which it purported to represent the actual damages it had sustained. Blast filed a counterclaim in April 2006 for conversion and fraud by Gryphon for engaging in hedging transactions during its share holding period to enlarge the number of shares to which it was entitled in the event of price resets under the agreement between the parties.

On September 1, 2006, the Company made a cash payment of $550,000 to Gryphon in full settlement of the claims between the parties.  Under the terms of the settlement, we received an executed release of judgment from Gryphon and all claims have been dismissed.

Class Action Lawsuit (Settled)

In March 2005, we entered into an agreement, to settle the class action lawsuit brought by former shareholders in March 2004 in the US District Court for the Southern District. Under terms of the agreement, we agreed to issue to the class 1,150,000 shares of common stock and pay up to $55,000 in legal and administrative fees for the plaintiffs, which has been fully paid,. The lawsuit alleged that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. We have been unable to ascertain the shareholder names who were due to be issued the 1,150,000 settlement shares to date, and as such have not issued those shares to date, but have reflected those shares as issued and outstanding in connection with the disclosure of our outstanding shares of common stock listed throughout this report.

Concluding Statement

Other than described above, we are not aware of any other threatened or pending legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years. As part of its regular operations, we may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters. Although we can provide no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the company, except as described above, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The common stock of Blast Energy Services, Inc., formerly known as Verdisys, Inc., commenced trading on the OTC Bulletin Board on July 18, 2003 under the symbol “VDYS”. Effective June 6, 2005, in connection with our subsequent name change, our trading symbol for our common stock became “BESV”. The following table sets forth, for the periods indicated, the high and low bid prices of a share of our common stock as reported on the OTC Bulletin Board for the past two fiscal years. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

December 31, 2006	$ 0.90	$ 0.30
September 30, 2006	$ 1.56	$ 0.88
June 30, 2006	$ 1.10	$ 0.44
March 31, 2006	$ 1.59	$ 0.71

December 31, 2005	$ 1.08	$ 0.34
September 30, 2005	$ 0.61	$ 0.31
June 30, 2005	$ 0.52	$ 0.30
March 31, 2005	$ 0.59	$ 0.35

Holders

As of March 30, 2007, we had 67,609,904 shares of common stock issued and outstanding held by approximately 385 shareholders of record, which amount includes 1,150,000 shares of common stock approved for issuance under the class action settlement, which shares have not been issued to date, as described in greater detail above under “Legal Proceedings.”

Dividends

We have never paid cash dividends. At present, we do not anticipate paying any dividends on our common stock in the foreseeable future and intend to devote any earnings to the development of our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities shown in first column)
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders	6,404,375	$0.90	1,595,625
Total	6,404,375	$0.90	1,595,625

Recent Sales of Unregistered Securities

The following table details shares of common stock issued under transactions under a private offering during the fourth quarter of 2006, which we believe to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The sales of stock were to individuals or entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to us. Furthermore, no advertisements or general solicitation activities were made or undertaken by us and the securities were restricted pursuant to Rule 144 of the Securities Act.

August 2006	Shares	Value
Glenn A. Foster	1,856,250	$1,856,250
Richard Thornton	1,196,250	1,196,250
Herman Livesay	825,000	825,000
Thornton Business Security Trust	12,622,500	12,622,500

Offering Costs: None

Other Terms: Two year warrants to purchase 5,000,000 shares of our common stock at a price of $0.01 per share were issued in connection with the purchase of land rig drilling business. The proceeds will be allocated between the common stock and the warrants based on their respective relative fair values.

Common Stock Issued Upon Exercise of Warrants

Date	Shares Issued Upon Exercise	Value	Comment

Fourth Quarter 2006	562,500	$ 5,625	Issued to a selling member of Eagle Domestic Drilling Operations, LLC in connection with land rig drilling business acquisition.
	304,500	$ 3,054	Issued to Equity Source Partners, as a commission in connection with providing senior debt relationship in the purchase of land rig drilling business
	20,000	$ 2,000	Issued to a former employee in 2003

Options

The following table summarizes option grants for the last two fiscal years:

Date	Number of Shares	Exercise Price	Market Price	Vesting	Term (years)	Fair Value	To Whom Issued
August 2006	1,500,000	$ 1.30	$ 1.30	Quarterly over 3 years	10	$1,950,000	Richard Thornton
May 2006	96,000	$ 0.61	$ 0.61	Monthly over 1 year	10	$ 58,560	Non-employee directors
Dec 2005	1,000,000	$ 0.80	$ 0.79	Quarterly over 2.5 years	10	$ 800,000	Officers
	170,000	$ 0.80	$ 0.79	Quarterly over 3 years	10	$ 136,000	Employees
Aug 2005	900,000	$0.10	$ 0.40	Subject to terms of settlement agreement	2	$ 360,000	Former Officer
Aug 2005	140,000	$ 0.40	$ 0.40	Quarterly over 3 years	10	$ 56,000	Employees
June 2005	72,000	$ 0.38	$ 0.38	Monthly over 1 year	10	$ 27,360	Non-employee directors
March 2005	100,000	$ 0.40	$ 0.40	Quarterly over 3 years	10	$ 39,990	Officers
Jan 2005	30,000	$ 0.50	$ 0.50	Quarterly over 3 years	10	$ 14,996	Officers

We recorded no expense for the intrinsic value associated with the options vesting in 2006 and 2005, respectively. The expense is included in selling, general & administrative expense on the statement of operations.

Warrants

The following table summarizes warrants granted for the last two fiscal years:

Date	Number of Shares	Exercise Price	Term (years)	Other
August 2006	5,000,000	$ 0.01	2	Issued to selling members of Eagle Domestic Drilling Operations, LLC in connection with land rig drilling business acquisition.
	6,090,000	$ 1.44	7	Issued to Laurus Master Fund in connection with providing senior debt for purchase of land rig drilling business.
	6,090,000	$ 0.01	7	Issued to Laurus Master Fund in connection with providing senior debt for purchase of land rig drilling business.
	304,500	$0.01	2	Issued to Equity Source Partners as a commission in connection with providing senior debt relationship in the purchase of land rig drilling business.

May 2006	300,000	$ 0.55	2	Issued in connection with Private Placement.

August 2005	750,000	$ 0.45	3	Issued in connection with definitive agreement to purchase from Alberta an interest in the AFJ technology.

April 2005	400,000	$ 1.00	2	Issued in connection with stock sale.

Jan & Feb 2005	433,000	$ 1.00	2	Issued in connection with Private Placement.

Jan & Feb 2005	15,800	$ 1.00	2	Offering costs of Private Placement.

Jan 2005	750,000	$ 1.00	3	Issued in connection with Edge dispute settlement.

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing grants and no underwriting discounts or commissions were paid by us.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report. All statements that are included in this Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe”, “expect” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to, such risk factors as: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of our customers to pay for our services, together with such other risk factors as may be included in this report.

Risk factors

You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The business and the value of our common stock are subject to the following Risk Factors:

We filed for reorganization under Chapter 11 of the Bankruptcy Code on January 19, 2007 and are subject to the risks and uncertainties associated with Chapter 11 proceedings.

For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:

•	our ability to prosecute, confirm and consummate our proposed Plan of Reorganization (the “Plan”);

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;

•	our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•	our ability to obtain and maintain normal terms with vendors and service providers;

•	our ability to maintain contracts that are critical to our operations; and

•
risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to confirm our proposed Plan, to appoint a Chapter 11 trustee or to convert such Bankruptcy to a Chapter 7 proceeding.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our revenues and the relationship with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are unexpectedly protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.

GENERAL RISKS RELATING TO OUR COMPANY

Any interest that shareholders own in the Company or that they may acquire in the future, until such time as we complete our Chapter 11 Bankruptcy proceedings, may be decreased or diluted due to our final Chapter 11 reorganization and/or we may cease to trade our common stock in the future.

We recently filed for Chapter 11 Bankruptcy protection, the result of which will likely be a corporate restructuring and/or reorganization. While we do not currently know and cannot predict the outcome of such restructuring or reorganization, it is likely that the interests of our current shareholders will be diluted by securities issued to our creditors, which dilution may be significant or our common stock may not be publicly traded in the future. As a result, current and potential investors should be aware that any interest they hold in the Company may decrease in value and/or be substantially diluted, or become worthless through the bankruptcy proceeding.

We experienced substantial operating losses in 2006 and 2005, and do not currently have a sufficient amount of cash on hand or sources of available capital to meet our current liabilities and sustain our operations. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to meet our current liabilities and/or sustain our operations.

We suffered net losses since our inception, including net losses of $38,072,526 and $2,862,231 for the years ended December 31, 2005 and 2006, respectively. These losses are the result of a sporadic revenue stream which has been inadequate to compensate for our operating and overhead costs as well as the impairment of our Landers license. As of December 31, 2006, our cash balance was approximately $1.6 million; however, as our current expenditures exceed our income, and because we are currently using our cash to fund our day to day operations and legal support for our Chapter 11 proceedings, our cash balance has been decreasing precipitously since December 31, 2006, and as a result, as of March 31, 2007, our cash balance was $389,000, and as of April 16, 2007, we had a cash balance of $220,000. In the near term, unless we are able to recover settlement monies for amounts owed under various breached customer contracts or recover insurance refunds in a timely manner or secure debtor in possession financing, we will be forced to liquidate the remaining assets and wind up the affairs of the company. Even assuming we are able to continue our business operations through our Chapter 11 Bankruptcy and are able to discharge a substantial amount of our debt, of which there can be no assurance, it is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain our operations. If cash needs exceed available resources, additional capital may not be available through public or private equity or debt financings. If we are unable to arrange new financing or generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to liquidate our remaining assets and wind up the affairs of the company, at which time any investment in the Company will be worthless.

If our asset purchase agreement with Laurus is not approved by the Bankruptcy Court, we will be subject to significant liquidated damages due to our failure to timely pay Laurus amounts due under the Laurus note.

We have reached an agreement with Laurus, which agreement has not been approved by the Bankruptcy Court, on the terms of an asset purchase agreement intended to offset the full amount of the $40.6 million senior Note, accrued interest and default penalties. Under the terms of this agreement, only the five land drilling rigs and associated spare parts will be sold to repay the Note, accrued interest and default penalties on the Note. The potential benefit of the customer litigation, the satellite communication business and the abrasive fluid jetting technology, described in greater detail below, will remain with us subsequent to the sale of the rigs. The asset purchase agreement and plan of reorganization are subject to the approval of the Court, which we believe will be heard by the Court before the end of April 2007. If the asset purchase agreement is not approved by the Bankruptcy Court, we will be responsible for repaying Laurus the entire amount of the $40.6 million senior Note, as well as accrued interest, default interest and liquidated damages, which amounts total more than our current cash on hand and likely more than our current assets. As a result, if the asset purchase agreement with Laurus is not approved by the Bankruptcy Court, we will likely be forced to abandon all of our business activities and sell substantially all of our assets in an attempt to repay Laurus. Additionally, if that were to happen, we would likely cease the public trading our common stock, and any investment in our securities would likely become worthless.

We chose to enter Chapter 11 Bankruptcy, because we did not have sufficient funds to pay our ongoing liabilities, and even assuming that the majority of our debts are discharged through the bankruptcy proceedings, we will still need substantial additional capital to continue our business operations.

While we currently expect to sell our drilling rigs to Laurus in consideration for Laurus releasing us from the terms of our $40.6 million note, we still have several other liabilities, which we do not currently have sufficient funds to pay. We believe that the majority of those debts may be discharged by the Bankruptcy Court; however, we currently only have a limited amount of cash on hand. Although we may eventually receive judgments from the breach of our drilling contracts by Hallwood Energy Petroleum and Quicksilver Resources, there can be no assurance that we will have sufficient funds to prosecute such claims and/or that any judgments will be recovered. As a result of our bankruptcy proceedings and our significant amount of current liabilities, we believe we will need to raise additional capital to continue our business operations. While we cannot currently estimate the total amount of additional funds we will need to raise, as we do not know which of our debts will be discharged through the bankruptcy proceedings, we anticipate the need for a substantial amount of additional funds to continue to test and refine our AFJ technology and to expand our satellite services. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our business activities. If this were to happen, any investment in us could decline in value or become worthless.

We have agreed to enter into an asset purchase agreement with Laurus, which if approved by the Bankruptcy Court, will result in us selling substantially all of our land drilling rigs and equipment to Laurus.

If our asset purchase agreement with Laurus is approved by the Bankruptcy Court, we will sell all of our land drilling rigs to Laurus. As a result of such approval, our remaining operations will be the recovery of claims under certain law suits, our satellite communications business and our AFJ technology, which is still in the development stage. Consequently, our results of operations will be substantially dependent upon revenues generated through our satellite communications division, and if we were to lose any of our satellite clients, our revenues could be further impacted, and we could be forced to curtail or abandon our business operations, which could cause any investment in us to decline in value and/or become worthless.

We may choose to seek a merger or acquisition partner or to become acquired as part of our restructuring Plan.

Because of the Company’s lack of cash and inability to meet its current liabilities, the Company may seek to merge with and/or acquire (or be acquired by) a third party company. While the Company has not entered into any agreements regarding a potential merger or acquisition in the future, in the event the Company does enter into a merger or acquisition transaction, the Company's majority shareholders will likely change and new shares of common stock will be issued resulting in dilution to current shareholders. Additionally, the Company's new majority shareholders will likely change the composition of the Company's Board of Directors and replace the Company's management. The new management will also likely change the Company's business focus. We can make no assurances that the Company's new management will be able to properly manage the direction of the Company or that any change in the Company's business focus will be successful. If the Company does close a merger and/or acquisition in the future, and the Company's new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its operations, which will cause the value of the Company's common stock to decline. The Company will continue with its current business in the event a merger or acquisition is not completed.

We are highly leveraged which limits our financial flexibility.

In order to finance the acquisition of Eagle Domestic drilling Operations LLC, we entered into a $40.6 million senior note, which is secured by substantially all of our assets. The note bears interest at the rate of prime plus 2.5%, currently equal to 10.75% as of the filing of this report. This transaction makes the Company highly leveraged. In addition, the note has monthly interest payments and principal payments until the loan is repaid in full in three years, which interest payments we have not been making to date, because of our limited cash flows and because we are currently in Chapter 11 Bankruptcy.

Our senior note also contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•	Incur additional indebtedness or issue certain types of securities;
•	Pay dividends or make distributions of our capital stock;
•	Make certain investments, including capital expenditures;
•	Sell or merge certain assets;
•	Create liens; and
•	Consolidate, merge, sell or otherwise dispose of all or substantially all our assets.

If we are unable to meet our debt service requirements, satisfy our debt covenants or any other event were to occur which would cause an event of default under the note, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

We may be unable to raise the additional capital needed to fund our businesses, which would prevent us from continuing operations, even if substantially all of our debts are discharged through the Bankruptcy proceeding.

Even if our debts are reduced or discharged through the Bankruptcy proceeding, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of such bankruptcy proceedings. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt securities due to our high leverage and due to restrictive covenants contained in our senior debt, assuming such senior debt is not fully discharged by the Bankruptcy Court, of which there can be no assurance, which may restrict our ability to expend or raise capital in the future. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

We have historically had negative working capital, which will impair our ability to continue operations if we are unable to reverse this trend.

We had negative working capital of $41,656,163 and $644,021 as of December 31, 2006 and 2005, respectively. We have also discontinued certain payments to vendors due to our pending bankruptcy proceedings. As a result, our vendors may decide to stop providing services and/or materials until we are able to pay them according to their terms. Our vendors may decide to no longer offer credit to us and they may cease to assist us until we can make satisfactory payment arrangements. If we cannot raise capital, we will need our lenders to extend payment terms or accept stock in lieu of cash, which they may not be willing to do. If we are unable to discharge our debts through the bankruptcy proceedings, arrange new financing or convince our lenders to extend payment terms or accept stock in lieu of cash, we may be unable to continue our business operations.

We have a limited operating history, just completed a major acquisition, and our business and marketing strategies planned are not yet proven, which makes it difficult to evaluate our business performance. An investor could lose some or all of his investment.

We have been in existence for only a few years. We only recently completed a major acquisition of a drilling service contracting business and have no history with the business. Additionally, the two major customers which our drilling business had contracts with prior to the acquisition, terminated their agreements with us, and although we currently plan to sue such prior customers, there can be no assurance that any damages will be received. We have not yet been able to commercialize the capabilities of our abrasive jetting technology and are not conducting operations with the prior technology. Abrasive jetting has been successfully commercialized in several industries but is not yet proven in the energy drilling industry. Also, we have conducted satellite services to the oil and gas industry only since June 2002. We have no established basis to assure investors that our business or marketing strategies will be successful. Because we have a limited operating history, there is little historical financial data upon which an investor may evaluate our business performance. An investor must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in a rapidly evolving market. These risks and difficulties include our ability to meet our debt service and capital obligations, develop a commercial milling or jetting process with our abrasive jetting technology, attract and maintain a base of customers, provide customer support, personnel, and facilities to support our business, and respond effectively to competitive and technological developments, which difficulties have been further exacerbated by our Chapter 11 Bankruptcy. Our business strategy may not be successful or may not successfully address any of these risks or difficulties and we may not be able to generate future revenues.

Significant amounts of our outstanding common shares are restricted from immediate resale but will be available for resale into the market in the near future, which could potentially cause the market price of our common stock to drop significantly, even if our business is doing well.

As of March 30, 2007, we had 67,609,904 shares of common stock issued and outstanding held by approximately 385 shareholders of record, including 1,150,000 shares approved for issue under the class action settlement, described above. As restrictions on these outstanding shares end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them in an excessive amount relative to the market demand for our shares. An excessive sale of our shares may result in a substantial decline in the price of our common stock, and limit our ability to raise capital, even if our business is doing well.

We are subject to various contingent liabilities, which if we are required to pay could result in a material adverse effect on us.

Our subsidiary Eagle Domestic Drilling Operations (“Eagle”) is a defendant in a lawsuit initiated by Hallwood Petroleum alleging breach of contract with a claim of money damages in excess of $1.65 million. If this matter is determined adversely against Eagle, this would have a material adverse effect on us.

Two principal stockholders can influence the corporate and management policies of our company.

Thornton Business Security Trust and Berg McAfee Companies with its affiliates, effectively control approximately 24% and 16% of our outstanding common stock, respectively. Therefore, the Thornton Trust and Berg McAfee Companies may have the ability to substantially influence all decisions made by us. Additionally, these two major shareholders’ control could have a negative impact on any future takeover attempts or other acquisition transactions. Furthermore, certain types of equity offerings require stockholder approval depending on the exchange on which shares of a company’s common stock are traded. Because our officers and Directors do not exercise majority voting control over us, our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

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

If we are late in filing our Quarterly or Annual reports with the SEC, we may be de-listed from the Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Our common stock is subject to the SEC “penny stock rules.” The rules impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of penny stock securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. And, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These rules may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. In addition, the penny-stock rules could have an adverse effect on our ability to raise capital in the future from offerings of our common stock.

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

Oil and gas industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and gas producers. Those conditions could reduce the level of drilling and work-over activity by oil and gas producers. A reduction in activity could increase competition among energy services business such as ours, making it more difficult for us to attract and maintain customers, or could adversely affect the price we could charge for our services and the utilization rate we may achieve.

Our operations are subject to hazards inherent in the energy service business, which are beyond our control. If those risks are not adequately insured or indemnified against, our results of operations could be adversely affected.

Our operations are subject to many hazards inherent in the land drilling business, including, but not limited to blow outs, damaged well bores, fires, explosions, equipment failures, poisonous gas emissions, loss of well control, loss of hole, damage or lost drill strings and damage or loss from inclement weather or other natural disasters.

These hazards are to some extent beyond our control and could cause, among other things, personal injury and death, serious damage or destruction of property and equipment, suspension of drilling operations, and substantial damage to the producing formations and surrounding environment.

Our insurance policies for public liability and property damage to others and injury or death to persons are in some cases subject to large deductibles and may not be sufficient to protect us against liability for all consequences of well disasters, personal injury, extensive fire damage or damage to the environment. We may not be able to maintain adequate insurance in the future at rates we consider reasonable, or particular types of coverage may not be available. The occurrence of events, including any of the above-mentioned risks and hazards, that are not fully insured against or the failure of a customer that has agreed to indemnify us against certain liabilities to meet its indemnification obligations could subject us to significant liability and could have a material adverse effect on our financial condition and results of operations.

Our operations are subject to environmental, health and safety laws and regulations that may expose us to liabilities for noncompliance, which could adversely affect us.

The US oil and natural gas industry is affected from time to time in varying degrees by political developments and federal, state and local environmental, health and safety laws and regulations applicable to our business. Our operations are vulnerable to certain risks arising from the numerous environmental health and safety laws and regulations. These laws and regulations may restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling activities, require reporting of the storage, use or release of certain chemicals and hazardous substances, require removal or cleanup of contamination under certain circumstances, and impose substantial civil liabilities or criminal penalties for violations. Environmental laws and regulations may impose strict liability, rendering a company liable for environmental damage without regard to negligence or fault, and could expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with all applicable laws at the time such acts were performed. Moreover, there has been a trend in recent years toward stricter standards in environmental, health and safety legislation and regulation, which may continue.

We may incur material liability related to our operations under governmental regulations, including environmental, health and safety requirements. We cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on our business, financial condition or results of operations. Because the requirements imposed by such laws and regulations are subject to change, we are unable to forecast the ultimate cost of compliance with such requirements. The modification of existing laws and regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and natural gas for economic, political, environmental or other reasons could have a material adverse effect on us by limiting drilling opportunities.

Our success depends on key members of our management, the loss of whom could disrupt our business operations.

We depend to a large extent on the services of some of our executive officers and directors. The loss of the services of John O’Keefe, David Adams or John MacDonald could disrupt our operations. We may not be able to retain our executive officers and may not be able to enforce the non-compete provisions in the employment agreements. We do not currently maintain key man insurance against loss of these individuals. Failure to retain key members of our management may have a material adverse effect on our continued operations.

Compliance with Section 404 of the Sarbanes-Oxley Act will strain our limited financial and management resources, which will be negatively impacted by the significant amount of time and resources we are forced to spend on our Bankruptcy proceeding.

We expect to begin complying with the requirements of Section 404 of the Sarbanes-Oxley Act (“Sarbanes”) as soon as we are required by the SEC to comply with such requirements, which compliance date is currently set to begin for our Form 10-KSB for the year ended 2007, which will require our auditor’s attestation report on management’s assessment and will require in the subsequent year, and annual management assessments of the effectiveness of our internal controls over financial reporting. Both the amount of time and resources we are able to commit to these Section 404 requirements will be negatively impacted by our pending Bankruptcy proceeding. As such, we may not be able to implement the required Section 404 procedures as of the deadlines set forth above. During the course of our testing we may identify deficiencies, which we may not be able to remediate in time to meet the deadline imposed. Effective internal controls are necessary for us to produce reliable financial reports and may be important to prevent financial fraud. If we cannot comply with Section 404, our stock price may decrease as investors lose confidence in the accuracy of our reported financial information. Compliance with Section 404 will likely require the Company to expend significant financial and management resources, which are extremely limited at this time and would therefore divert such resources from our day-to-day operations.

We do not intend to pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock will provide a return to our stockholders.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. In addition, the terms of our senior note prohibit us from paying dividends and making other distributions. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

RISKS RELATED TO OUR LAND RIG DRILLING SERVICES BUSINESS

Our land rig drilling services business, which we currently anticipate selling to Laurus, is substantially dependent upon, and affected by, the level of US onshore oil and natural gas exploration and development activity. If the level of that activity decreases, our business and results of operations could be adversely affected.

Our business and operations are substantially dependent upon, and affected by, the level of US onshore oil and natural gas exploration and development activity. Such activity determines the demand for contract land drilling and related services. We have no control over the factors driving the level of US exploration and development activity. Those factors include, among others, the following:

•	Market prices for oil and gas;
•	Market expectations about the future path of oil and gas prices;
•	The cost of producing and delivering oil and gas;
•	Gas pipeline capacities;
•	Government regulations and trade restrictions;
•	Tax incentives or disincentives;
•	Geopolitical and economic uncertainties;
•	Production levels of OPEC and other major producers;
•	Natural gas imports by pipeline or by LNG tankers; and
•	Alternative energy sources and energy conservation measures.

Future levels of US natural gas exploration and development activity may not increase or be maintained. If the current level of such activity is not maintained or increased, demand for our contract drilling services may decrease and our business and the results of our operations could be adversely affected.

RISKS RELATED TO OUR DOWN-HOLE SOLUTIONS BUSINESS

We currently have no active customers. If we are unable to attract more permanent and active customers, we will not be able to generate revenue.

We currently have no active customers. We are in the process of testing and commercializing our AFJ technology. If the technology cannot be commercialized, we will not be able to generate revenue for our abrasive jetting services. Our new AFJ drill rig may not convert into customer orders or cash revenue. If we are unable to attract new customers and generate sufficient revenue or arrange new financing, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

Our business plan relies on the successful deployment of a new generation coiled tubing unit utilizing abrasive fluid jetting which has been unproven in the energy service industry.

Our abrasive jetting service intends to provide casing milling, well stimulation and lateral drilling services to oil and gas producers. Applications of such abrasive cutting techniques are a proven feature in industries as diverse as munitions disposal in the military, offshore platform dismantlement in the salvage industry and cutting specialty glass and steel in the machining business. We are currently building and testing a custom drilling rig based on the abrasive jetting concept. Since we would be among the first to commercially apply the proven abrasive jetting techniques to the energy producing business, we cannot guarantee that our custom drilling rig design based on the abrasive jetting concept will be adequate, that the rig will be built correctly or timely, or that the abrasive jetting technology will stimulate additional oil and gas production. We may not achieve the designed results for the rig. Customers may not accept the services we offer. Any of these results would have a negative impact on the development of our abrasive jetting business.

We may not be able to protect our abrasive jetting technology. Providers utilizing an infringing technology may compete with us, which may impair the development of our abrasive jetting business.

The technology purchase agreement between us and Alberta allocates joint responsibility for maintaining the status of the patents underlying the technology with the US Patent and Trademark Office to Alberta. In the event that both parties had to assume these responsibilities, additional pressure on our financial resources would result. Competition from infringers of our technology may significantly impair the development of our abrasive jetting business.

Our customers may not realize the expected benefits of enhanced production or lower costs from our abrasive jetting technology, which may impair market acceptance of our drilling services.

Our abrasive jetting business will be heavily dependent upon our customers achieving enhanced production, or lower costs, from certain types of existing oil and gas wells. Many of the wells for which the abrasive jetting technology will be used on have been abandoned for some time due to low production volumes or other reasons. In some cases, we could experience difficulty in having the enhanced production reach the market due to the gathering field pipeline system’s disrepair resulting from the age of the fields, significant amounts of deterioration of the reservoirs in the abandoned wells or the reliability of the milling process. Our abrasive jetting technology may not achieve enhanced production from every well drilled, or, if enhanced production is achieved initially, it may not continue for the duration necessary to achieve payout or reach the market on a timely basis. The failure to screen adequately and achieve projected enhancements could result in making the application of the technology uneconomic for our customers. Failure to achieve an economic benefit for our customers in the provision of this service would significantly impair the development of our abrasive jetting business and limit our ability to achieve revenue from these operations.

Geological uncertainties may negatively impact the effectiveness of our abrasive jetting services.

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

The energy service market is currently experiencing tight supply conditions and key equipment items are subject to long lead-times as well as cost escalation.

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

RISKS RELATED TO OUR SATELLITE COMMUNICATIONS BUSINESS

Our satellite business is highly dependent upon a few key suppliers of satellite networking components, hardware, and technological services.

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

We are dependant on only a small number of customers for the majority of our revenues from our satellite business, and if we were to lose such customers, our results of operations would be severely impacted.

For the year ended December 31, 2006, we generated $1,036,000 in revenues through our satellite business, of which 52% of those revenues came from only 3 customers. If we were to lose any of those customers and were unable to find similarly sized customers to take their place, our results of operations and revenues could be severely impacted, and we could be forced to curtail or abandon our current business plan and/or business operations.

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

If any of these events occurs, we are likely to suffer a permanent loss of service; temporary gaps in service availability; or decreased quality of service. Any such failure in the service we provide could lead to a loss in revenues and could adversely affect our results of operations and financial condition.

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

Plan of Operations

Background

In August 2006, we acquired Eagle Domestic Drilling Operations LLC (“Eagle”), a drilling contractor which at that time owned three land rigs, and had three more under construction. The acquisition of Eagle added a major new segment to our business, which we expect to represent our primary business operations in the near term. Throughout this Form 10-KSB, references to our operations include the operations of Eagle, unless otherwise stated or the context suggests otherwise.

As part of the financial consideration for the purchase of Eagle, we entered into a Securities Purchase Agreement (“SPA”) dated August 25, 2006 with Laurus Master Fund, Ltd. (“Laurus”) to finance $40.6 million of the total purchase price of Eagle. Under the SPA, we issued a Secured Term Note (“the Note”) dated August 25, 2006 in the original principal amount of $40.6 million with a final maturity in three years, with interest at prime plus 2.5%, with a minimum rate of 9%, currently equal to 10.75% as of the filing of this report, payable quarterly to Laurus. The principal was to be repaid commencing April 1, 2007 at a rate of $800,000 per month for the first twelve months from that date, $900,000 per month for the subsequent twelve months and $1,000,000 per month until the Note matures. The remaining balance of the Note is to be paid at maturity with any associated interest.

The SPA required the additional payment to Laurus of 3.5% of the total value of the investment of $40.6 million at closing. The SPA further required the issuance of Common Stock Purchase Warrants (“Warrants”) to purchase 6,090,000 shares of our common stock at an exercise price of $1.44 per share, and an additional 6,090,000 shares of common stock at an exercise price of $0.01 per share. The Warrants have a seven year term and we were required to file a registration statement to register the underlying shares within 60 days after closing and to obtain effectiveness with the SEC within 180 days after closing, which registration has since been filed and withdrawn, and which filing has since been abandoned by us. The Laurus financing was privately arranged through a broker whose fees are payable in cash in the amount of 2% of the principal amount of the facility and warrants with a two year term to purchase 304,500 shares of our common stock at an exercise price of $0.01 per share.

In connection with our voluntary bankruptcy petition, described below, we ceased making payments under the Note as of December 2006

On January 19, 2007, we and Eagle, filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas - Houston Division (the “Court”) under Chapter 11 of Title 11 of the US Code in order that we may dispose of burdensome and uneconomical assets and reorganize our financial obligations and capital structure (Case Nos. 07-30424-H4-11 and 07-30426-H4-11, respectively). This action also stayed any existing lawsuits filed against us and Eagle, regardless of jurisdiction. Moving forward, we and Eagle will continue to operate our businesses as “debtors-in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

We had previously used assumptions in the August 2006 acquisition of Eagle that included high revenue and full utilization rate expectations based upon the five two-year term drilling contracts Eagle had in place at the time. The subsequent cancellation of these contracts by Hallwood Energy/Petroleum and Quicksilver Resources in the fall of 2006 reduced our revenue expectations and consequently our ability to meet the scheduled payments on the Laurus’ Note. This cancellation was in violation of the terms of the drilling contracts.

In approximately January 2007 we received written notice from Laurus of various events of default under the SPA, Note and related agreements. Further discussions with Laurus resulted in the mutual decision that we should file for protection under the applicable bankruptcy law, as described above. Additionally, these discussions resulted in a consensual stipulation that will enable us to continue to use cash collateral during the course of the Chapter 11 case, subject to certain reservations and provisions for adequate protection of Laurus debts.

Blast, Eagle and Laurus Master Fund (“Laurus”) have agreed in principle to sell five drilling rigs owned by Eagle. The sale will result in the full satisfaction of the debt obligations owed Laurus which include a principal amount of $40.6 million plus accumulated interest and fees owed under a promissory note payable to Laurus by Eagle. The sale of the rigs will be considered at a hearing scheduled for April 30, 2007. Laurus has agreed to and has received approval to credit bid the amount of its senior debt under the authority of section 363 of the US Bankruptcy Code. The rigs are being sold pursuant to the terms of a pre-negotiated Asset Purchase Agreement between Blast, Eagle and Laurus, the terms of which are incorporated in the pending motion to sell the rigs. The entire proposed transaction is subject to approval of the Bankruptcy Court, which we believe will be heard during the last week of April 2007.

For additional information regarding the Debtors’ Chapter 11 proceedings, see Note 1 of the Notes to the Consolidated Financial Statements.

Blast is currently in discussions to merge with another energy company that has oil and gas production as well as certain energy service technologies. Discussions are at an early stage and no assurances can be given that such a merger will be consummated or that the economic terms of such a merger would be favorable to Blast shareholders or creditors.

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

Equipment
Equipment, including betterments which extend the useful life of the asset, is stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our equipment using the straight-line method over the estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our equipment. We review our assets for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. In the case of the asset impairment booked in 2006, the future value of the rig assets was based upon the value of the proposed rig sale described in Note 18.

Intellectual Property
Our AFJ Intellectual Property (“IP”), consisting of our 50% ownership interest in the AFJ technology jointly with Alberta, is stated at cost. We provide for amortization of our IP using the straight-line method over the estimated useful life of the technology. We review our carrying value of the IP for impairment on an annual basis or when events or changes in circumstances indicate that the carrying values may no longer be appropriate. We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. There were no impairment charges related to the intellectual property during the years ended December 31, 2006 and 2005.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the US of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets during the reporting period. Actual results could differ from such estimates.

Estimates are used by management in the following financial reporting areas:

•	Allowance for doubtful accounts,
•	Depreciation and amortization,
•	Asset impairment,
•	Income taxes and
•	Stock option values

For additional information on our accounting policies, see Note 1 of Notes to Financial Statements included as part of Item 7 of this Report.

Fiscal Year ended December 31, 2006 Compared to the Fiscal Year Ended December 31, 2005

Drilling Services
The business segment was acquired in August 2006 and had revenues of approximately $2.2 million and an operating loss of $1,009,000 for the year ended December 31, 2006. The operating loss was generated as a result of revenue shortfalls from early termination of the Hallwood and Quicksilver IADC drilling contracts. As a new business segment in 2006, there are no comparisons to results available from 2005.

Satellite Communications
Satellite Communications’ revenues increased by $4,000 to $1,036,000 for the year ended December 31, 2006, compared to $1,132,000 for the year ended December 31, 2005. The operating margin from Satellite Communications decreased by $413,000 to a positive contribution of $54,000 for the year ended December 31, 2006, compared to a contribution of $467,000 for the year ended December 31, 2005. The margin declines were associated with the loss of several higher margin contracts in 2006.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. We bill some of our bandwidth contracts in advance, but recognize revenue over the period benefited. At December 31, 2006, $51,000 was reflected in the balance sheet as deferred revenue relating to Satellite Communication Services.

Down-hole Solutions
Down-hole Solution revenues decreased by $13,000 to $14,000 for the year ended December 31, 2006, compared to $27,000 for the year ended December 31, 2005. The operating margin from Down-hole Solutions decreased by $480,000, to a loss of $1,259,000 for the year ended December 31, 2006, compared to a loss of $779,000 for the year ended December 31, 2005. This decease is primarily related to the additional costs of early deployment and testing our AFJ technology before we reached a point where we could generate significant revenue from our services.

Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense increased by $0.3 million to $3.2 million for the year ended December 31, 2006, compared to $2.8 million for the year ended December 31, 2005. The following table details the major components of SG&A expense over the periods:

	In thousands
	2006	2005	Increase (Decrease)
Payroll and related costs	$ 400	$ 627	$(227)
Option and warrant expense	687	100	587
Legal fees and settlements	880	1,336	(456)
External services	637	413	224
Insurance	213	183	30
Travel & entertainment	132	69	63
Office rent	46	31	15
Communications	11	15	(4)
Miscellaneous	110	73	37
	$ 3,116	$ 2,847	$ 269

The reduction in Payroll related costs is primarily related to the absence of management bonuses in 2006. The increase in option and warrant expense can be primarily attributed to the issuance of warrants to the participants in the $15 million private placement to selling members of Eagle, which we purchased in August 2006. Legal fees and settlement costs decreased primarily related to the absence of settlement costs in 2006 of a dispute concerning employment options with our previous CEO, which was settled in 2005. Our external services, travel and insurance costs have increased due to the fact we shifted from construction and development to deployment and testing in Down-hole Solutions during 2006.

Depreciation and Amortization
Depreciation and amortization expense increased by $598,000 to $717,000 for the year ended December 31, 2006 compared to $119,000 for the year ended December 31, 2005. The increase was due to the partial year depreciation of the in-service land drilling rigs acquired in August 2006.

Asset Impairment Expense
Following the cancellations of the two-year term contracts by our customers (see Note 14) and our inability to replace these contracts with new customers, under the guidance of FAS 144, the Company has elected to impair the asset value of the land drilling rigs acquired in August 2006. These assets have been revalued at approximately $41 million based upon the proposed sale price of five drilling rigs described below. As a result, an asset impairment of approximately $18 million was made against these assets as of December 31, 2006.

Blast, Eagle and Laurus Master Fund (“Laurus”) have agreed in principle to sell five drilling rigs owned by Eagle. The sale will result in the full satisfaction of the debt obligations owed Laurus that include a principal amount of $40.6 million plus accumulated interest and fees owed under a promissory note payable to Laurus. The sale of the rigs will be considered at a hearing scheduled for April 30, 2007. Laurus has agreed to and has received approval to credit bid the amount of its senior debt under the authority of section 363 of the US Bankruptcy Code. The rigs are being sold pursuant to the terms of a pre-negotiated Asset Purchase Agreement between Blast, Eagle and Laurus, the terms of which are incorporated in the pending motion to sell the rigs. The entire proposed transaction is subject to approval of the Bankruptcy Court.

Other Income
Other Income decreased by $469,000 to $92,000 for the year ended December 31, 2006 compared to $561,000 for the year ended December 31, 2005. We recognized $561,000 of other income in 2005 primarily from the receipt of late payment fees associated with the sale of the Landers license.

Gain or Loss on Sale of Property
In 2006, there were no sales of equipment. In 2005, we had a net loss of $93,000 from the sale and or disposition of the non-abrasive drilling equipment in the normal course of business.

Interest Expense
Interest expense increased by $3,830,000 to $4,025,000 for the year ended December 31, 2006 compared to $195,000 for the year ended December 31, 2005. The significant increase in interest expense was a result of incurring the $40.6 million Senior Debt financing incurred to acquire Eagle in August 2006.

Note Discount Amortization
The amortization of discount on the Laurus Note has been accelerated at December 31, 2006 as a result of the loan being placed in default when the January 2007 interest payment was not made. The acceleration will revalue the Note to its face value of $40.6 million resulting in a $13 million charge against Net Loss.

Net Loss
The net loss for the year ended December 31, 2006 increased to $38.1 million from $2.9 million for the year ended December 31, 2005. The $35.2 million increase in loss is primarily attributable to the impairment expense incurred in 2006 as well as the acceleration of Note discount amortization, increase in interest expense and SG&A costs, explained above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that tax benefits will not be realized.
.
Liquidity and Capital Resources

During our Chapter 11 proceedings, we have not yet entered into any agreements related to financing arrangements or settlements of pre-petition claims.

As of December 31, 2006, our cash balance was approximately $1.6 million compared to a cash balance of approximately $836,000 at December 31, 2005. The cash balances were impacted by the proceeds of the financing of the acquisition of Eagle Domestic drilling Operations LLC in August 2006. We continue to utilize cash to fund operations. We have used these proceeds to fund day to day operations and legal support for our Chapter 11 proceedings. As of March 31, 2007, our cash balance was $389,000 - a decline due to the absence of any meaningful land drilling rig revenues and continued operating and legal expenses. At April 16, 2007, we had a cash balance of $205,000. In the near term, unless we are able to recover settlement monies for amounts owed under various breached customer contracts or recover owed insurance premium refunds in a timely manner or secure debtor in possession financing, we will be forced to liquidate the remaining assets and wind up our affairs.

In addition to the 40.6 million senior secured debt to fund the Eagle rig acquisition in August 2006, we have a $1 million note with Berg McAfee secured on the abrasive jetting rig, a $42,500 note that is due on demand, and a $500,000 note due on June 30, 2007. Convertible notes with related parties in the amount of $200,000 matured on May 31, 2006 and were converted into common stock in June 2006.

We had negative net working capital of $41,656,163 and a total accumulated deficit of $68,001,384 as of December 31, 2006.

The Company is also subject to certain contingent liabilities relating to litigation matters, including the disputes with Hallwood Petroleum/Hallwood Energy (“Hallwood”), Quicksilver Resources (“Quicksilver”), Second Bridge LLC, Saddle Creek Energy and other matters before the Bankruptcy Court. An adverse determination in any of these matters could have a material adverse effect on the Company.

Blast is currently in discussions to merge with another energy company that has oil and gas production as well as certain energy service technologies. Discussions are at an early stage and no assurances can be given that such a merger will be consummated or that the economic terms of such a merger would be favorable to Blast shareholders or creditors.

Cash Flows From Operating Activities

We had net cash used in operating activities of approximately $3,646,000 for the year ended December 31, 2006, which was mainly due to $38,072,526 of net operating losses offset by $17,434,729 of asset impairment charge for the year ended December 31, 2006, as described above.

Cash Flows from Investing Activities

We spent $1,155,000 in 2006, primarily for the construction of two land drilling rigs acquired in August 2006. Capital expenditures for 2005 were $970,000, and primarily included the development and construction cost of the first AFJ mobile drilling unit.

We had total net cash used in investing activities of $48,533,000 for the year ended December 31, 2006, which was mainly due to the amounts spent on the construction of the land drilling rigs, $47,351,000 associated with the purchase of Eagle, and approximately $57,000 of investment in restricted cash.

Cash Flows from Financing Activities

We had $52,908,000 in net cash provided by financing activities for the year ended December 31, 2006, which was mainly due to $37,913,000 of proceeds from the sale of the promissory note to Laurus and $15,000,000 in proceeds from the sale of common stock and warrants in a private placement to the selling members of Eagle.

Item 7. Financial Statements

Index to Financial Statements

Page
Report of Independent Registered Public
Accounting Firm	39

Balance Sheet at December 31, 2006	40

Statements of Operations
Years ended December 31, 2006 and 2005	41

Statements of Stockholders’ Deficit
Years ended December 31, 2006 and 2005	42

Statements of Cash Flows
Years ended December 31, 2006 and 2005	44

Notes to Financial Statements	45-59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blast Energy Services, Inc. (Debtor and Debtor-in-Possession)
Houston, Texas

We have audited the accompanying consolidated balance sheets of Blast Energy Services, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two then ended. These financial statements are the responsibility of Blast Energy’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (US). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blast Energy Services, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the US of America.

The accompanying consolidated financial statements have been prepared assuming that Blast Energy Services, Inc. (Debtor-in-Possession) will continue as a going concern. As discussed in Note 2 to the financial statements, Blast filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code on January 19,2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

April 16, 2007

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Assets
Current Assets
Cash	$1,534,603	$835,978
Restricted cash	56,631	-
Accounts receivable, net	177,737	156,437
Deferred consulting fees	1,800,000	-
Other assets	829,379	231,413
Current Assets	4,398,350	1,223,828

Deferred consulting fees, less current portion	3,000,000	-
Intellectual property, net	1,058,571	1,142,143
Equipment, net	42,208,020	977,269
Deferred financing costs	1,264,801	-
Total Assets	$51,929,742	$3,343,240

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$729,549	$622,396
Accounts payable - related parties	-	-
Accrued expenses	847,426	533,842
Other Current Liabilities	56,631	-
Deferred revenue	6,780	131,425
Advances-related parties	1,000,000	-
Notes payable-related parties	-	185,186
Notes payable-other	1,014,127	395,000
Senior Debt	40,600,000	-
Current portion of long term payable	1,800,000	-
Total Current Liabilities	46,054,513	1,867,849

Long Term Liabilities
Advances-related parties	-	1,000,000
Note payable-other	-	500,000
Deferred revenue, less current portion	1,692,750	6,780
Long term payable	3,000,000	-
Total Liabilities	50,747,263	3,374,629

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares authorized, 69,116,253 and 29,855,409 shares outstanding, respectively	67,610	42,060
Additional paid in capital	69,116,253	29,855,409
Accumulated deficit	(68,001,384)	(29,928,858)
Total Stockholders’ Equity (Deficit)	1,182,479	(31,389)
Total Liabilities and Stockholders’ Equity (Deficit)	$51,929,742	$3,343,240

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005
Revenue:
Drilling Services	$2,193,625	$-
Satellite Communications	1,035,712	1,131,967
Down-hole Solutions	14,150	27,491
Total Revenue	3,243,487	1,159,458

Cost of Services Provided:
Drilling Services	2,589,660	-
Satellite Communications	937,918	824,505
Down-hole Solutions	1,093,506	493,209
Total Cost of Services Provided	4,621,084	1,317,714

Depreciation and amortization	717,002	119,306

Gross Deficit	(2,094,599)	(277,562)

Operating Expenses:
Selling, general and administrative	3,165,776	2,847,212
Bad debts	251,270	10,000
Asset Impairment - drilling rigs	17,434,729	-
Total Expense	20,851,775	2,857,212

Other (Income) Expense:
Other (Income)	(91,804)	(560,912)
Interest expense	4,024,970	195,121
Accelerated amortization of note discount	10,954,053	-
Loss on extinguishment of debt	262,000	-
Gain loss on sale of equipment	-	93,247
Interest income	(23,067)	1
Total other (income) expense	15,126,152	(272,543)

Net Loss	$(38,072,526)	$(2,862,231)

Basic and diluted loss per share	$(0.74)	$(0.08)
Weighted average shares outstanding	51,526,500	37,480,228

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balances at December 31, 2004			33,443,691	$33,444

Shares issued for:
Cash, net of fundraising costs			900,000	900
Services			673,903	674
Technology acquisition			3,000,000	3,000
Cash exercise of warrants and options			675,000	675
Prior fundraising agreement			448,800	449
Notes payable, accrued interest and salaries			1,185,750	1,185
Lawsuit settlements			1,733,333	1,733
Option expense

Net loss

Balances at December 31, 2005	-	-	42,060,477	$42,060

Shares issued for:
Cash, net of fundraising costs			900,000	900
Services			720,208	720
Land Drilling Rig acquisition			17,400,000	17,400
Cash exercise of warrants and options			5,805,707	5,806
Notes payable, accrued interest and salaries			663,698	664
Reinstatement			59,814	60
Option expense
Warrant expense

Net loss

Balances at December 31, 2006	-	-	67,609,904	$67,610

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2006 and 2005

	Paid-In Capital	Retained Deficit	Totals

Balances at December 31, 2004	26,000,119	$(27,066,627)	$(1,033,064)

Shares issued for:
Cash, net of fundraising costs	539,100		540,000
Services	309,385		310,059
Technology acquisition	1,167,000		1,170,000
Cash exercise of warrants and options	74,725		75,400
Prior fundraising agreement	216,051		216,500
Notes payable, accrued interest and salaries	468,593		469,778
Lawsuit settlements	711,767		713,500
Option expense	100,000		100,000
Warrant expense	268,669		268,669

Net loss		(2,862,231)	(2,862,231)

Balances at December 31, 2005	29,855,409	$(29,928,858)	$(31,389)

Shares issued for:
Cash, net of fundraising costs	422,100		423,000
Services	663,280		664,000
Land Drilling Rig acquisition	18,102,600		18,120,000
Cash exercise of warrants and options	220,241		226,047
Notes payable, accrued interest and salaries	829,002		829,666
Reinstatement	(60)		-
Option expense	736,846		736,846
Warrant expense	18,286,835		18,286,835

Net loss		(38,072,526)	(38,072,526)

Balances at December 31, 2006	69,116,253	$(68,001,384)	$1,182,479

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
Cash Flows From Operating Activities
Net loss	$(38,072,526)	$(2,862,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services or litigation	664,000	1,193,133
Option and warrant expense	736,846	368,669
Accelerated amortization of note discount	12,991,181	117,630
Amortization of deferred financing costs	233,505	-
Depreciation and amortization	717,002	119,306
Loss on extinguishment of debt	262,000	-
Loss on sale of property	-	93,247
Asset impairment charge	17,434,729	-
Note issued for settlement	-	500,000
Bad debts	251,270	-
Changes in:
Accounts receivable	(272,570)	1,327,289
Other current assets	524,643	(187,337)
Accounts payable	609,903	(91,130)
Accrued expenses	361,250	(670,002)
Deferred revenue	(87,275)	(198,399)
Customer deposit	-	(276,850)

Net Cash Used In Operating Activities	(3,646,042)	(566,675)

Cash Flows From Investing Activities
Purchase of equipment	(1,155,389)	(970,298)
Purchase of Eagle, net of $1,648,600 cash received	(47,351,400)	-
Investment in restricted cash	(26,631)	-
Proceeds from sale of equipment	-	255,734

Net Cash Used in Investing Activities	(48,533,420)	(714,564)

Cash Flows From Financing Activities
Proceeds from sales of common stock, net of placement costs	423,000	779,900
Proceeds from exercise of options and warrants	226,047	75,400
Proceeds from advances by related parties	-	1,000,000
Net Proceeds from Senior Debt	37,912,521	-
Payments on notes payable	(653,481)	(5,000)
Proceeds from purchase of Eagle private placement	15,000,000	-

Net Cash Provided By Financing Activities	52,908,087	1,850,300

Net change in cash	728,625	569,061
Cash at beginning of year	835,978	266,917

Cash at end of year	$1,564,603	$835,978

Cash paid during the year for:
Interest	$1,064,071	$83,311
Income taxes See notes to the consolidated financial statements	-	-

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Restructuring. Our Consolidated Financial Statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including the provisions of AICPA’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Due to our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty.  Accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern. Upon emergence from bankruptcy, we expect to adopt fresh start reporting in accordance with SOP 90-7 which will result in our becoming a new entity for financial reporting purposes.  The adoption of fresh start reporting may have a material impact on the consolidated financial statements of the new financial reporting entity.

The accompanying Consolidated Financial Statements do not reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or their status and priority; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made in our business.

Blast’s consolidated financial statements include the accounts of Blast and it’s wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Fair Value of Financial Instruments. SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of related party transactions is not determinable due to their related party nature.

Cash Equivalents. Blast considers all highly liquid investments with original maturities of three months or less are considered cash equivalents.

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

Credit Risk Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial conditions. Blast determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2006 and December 31, 2005, Blast has determined that an allowance for doubtful accounts of $251,270 and $0, is required.

Equipment. Equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to twenty years.

Impairment of Long-Lived Assets. Blast reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Blast assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. In the case of the asset impairment recorded in 2006, the future value of the rig assets was based upon the value of the proposed rig sale described in Note 19. Blast recorded an impairment of $17,434,729 related to drilling rigs purchased as part of the Eagle Domestic Drilling Operations, LLC acquisition.

Stock Options and Warrants. Effective January 1, 2006, Blast began recording compensation expense associated with stock options and other forms of equity compensation is accordance with Statement of Financial Accounting Standards (“SFAS”) No.123R, Share−Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Blast had accounted for stock options according to the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Blast adopted the modified prospective transition method provided for under SFAS No.123R, and, consequently, has not retroactively adjusted results from prior periods.

During the 12 months ended December 31, 2006, Blast granted 1,596,000 share options at exercise prices ranging from $ 0.61 to$1.30 per share for services rendered at the options fair value totaling $2,233,560. Of this amount, $345,555 was recorded as compensation expense and $1,888,005 was deferred to recognize over the future periods in which the services are being performed. Variables used in the Black−Scholes option−pricing model included: (1) 4.8 to 5.25% risk−free discount rate, (2) expected option life is the actual remaining life of the options as of each period end., (3) expected volatility from 475% to 490%, and (4) zero expected dividends.

Prior to 2006, compensation was recorded for stock−based compensation grants only to the extent that the market price of the common stock on the measurement date exceeded the exercise price. The fair value of options granted during 2005 was $932,164.Variables used in the Black−Scholes option−pricing model included: (1) 2.0% risk−free discount rate, (2) expected option life is the actual remaining life of the options as of each period end., (3) expected volatility is 69 to 153%, and (4) zero expected dividends.

Had Blast recorded compensation expense during 2005 for stock−based compensation grants to employees based on their estimated fair value at their grant date, the net loss and net loss per share would have been as follows:

2005
Net loss as reported	$ (2,862,231)
Add: intrinsic value of stock-based compensation	-
Less: stock based compensation determined
under fair value-based method	(354,290)
Pro forma net loss	$ (3,216,521)

Basic and diluted net loss per common share:
As reported	$ (.08)
Pro forma	(.09)

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

Earnings Per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. Blast has incurred net losses for the years ended December 31, 2006 and 2005 and has, therefore, basic and diluted earnings per share are the same as all potential common equivalent shares would be anti-dilutive.

Recently Issued Accounting Pronouncements. Blast does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Reclassifications. Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a net loss of $38.1 million for the year ended December 31, 2006, has an accumulated deficit of $56.8 million and a working capital deficit of $41.7 million as of December 31, 2006 and has several significant future financial obligations. These conditions raise substantial doubt as to Blast’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.

The accompanying Consolidated Financial Statements do not reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre−petition liabilities, the amounts that may be allowed for claims or contingencies, or their status and priority; (3) as to shareowners' equity accounts, the effect of any changes that may be made in our capitalization; and (4) as to operations, the effect of any changes that may be made to our business.

NOTE 3 - EQUIPMENT

Equipment consisted of the following at December 31, 2006:

Description	Life	2006	2005
Land Drilling Rigs - In Service	20 years	$ 23,506,146	$ -
Land Drilling Rigs - In Progress	20 years	18,076,016	-
AFJ Rig	12 years	1,071,658	944,355
Computer equipment	3 years	29,998	31,246
Automobile	4 years	170,990	19,300
Service Trailer	5 years	4,784	4,784
		42,859,592	999,685
Less: accumulated depreciation		(651,572)	(22,416)
		$ 42,208,020	$ 977,269

In August 2006, the Company significantly increased its equipment with the purchase of the Eagle land drilling rig business. Depreciation expense totaled $651,572 and $91,449 in 2006 and 2005, respectively.

NOTE 4 - INTELLECTUAL PROPERTY (“IP”)

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

At December 31, 2006 the total cost of the Intellectual Property was $1,170,000 with $111,429 of accumulated amortization. The IP, composed of the 50% ownership in the Alberta technology, is being amortized on a straight-line method over the life of the patent, which is 14 years.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at December 31, 2006 and 2005 consisted of the following:

Description	2006	2005
Accrued payroll	$ 55,505	$221,951
Director fees	169,000	135,500
Interest	504,413	61,332
Other	118,508	115,059
	$ 847,426	$533,842

NOTE 6 - DEFERRED REVENUE

Blast bills some of its satellite bandwidth contracts in advance over periods ranging from 3 to 36 months. Blast recognizes revenue evenly over the contract term. Deferred revenue related to satellite services totaled $50,930 and $138,205 at December 31, 2006 and 2005, of which $6,780 is expected be recognized in the next twelve months.

Eagle Domestic Drilling Operations, LLC prior to the acquisition by Blast received a $1,648,000 prepayment by a customer for future long term services. These services may not be performed by Blast and it is possible that this revenue will not be recognized.

NOTE 7 - ADVANCES - RELATED PARTIES

During 2005, under the agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, funded primarily by Eric McAfee and Clyde Berg, each of whom are considered significant holders of Blast, $1 million rig funding was received. These loans bear interest at rates ranging from 5% to 8% and accrued interest has not been paid. The loan matured on March 31, 2007 and was not paid subject to the Chapter 11 proceedings.

NOTE 8 - RELATED PARTY TRANSACTIONS

As part of the acquisition of Eagle Domestic Drilling Operations LLC, (see note 20) the selling members agreed to purchase 15 million Blast common shares at $1.00 per share and 5 million two-year warrants with an exercise price of $0.01 per share with registration rights. The largest component of the private placement was purchased by the Thornton Business Security Trust, a trust whose beneficiaries are Rodney D. Thornton and his spouse. Thornton Business Security Trust beneficially owns 16,447,500 shares of our common stock and has become our largest shareholder.

Blast has also entered into a consulting contract with Second Bridge LLC, (“Second Bridge”) a privately held Oklahoma limited liability company for the completion of Rig# 17, a sixth rig (“Rig# 17 Contract”). The Rig# 17 Contract calls for the utilization of existing parts purchased as part of the acquisition, the payment of an estimated $2.4 million to vendors for parts and labor, and the delivery of 900,000 shares of Blast common stock. As part of the Rig# 17 Contract, Second Bridge agreed to grant Blast a right of first refusal on any drilling rigs built by Second Bridge for a period of two years. Blast has also entered into a consulting contract with Second Bridge for a period of three years at $150,000 per month to provide such services as are agreed to between the parties, including operational, construction, and business development advisory services. Second Bridge is a manager managed LLC and its managers include Richard D. Thornton and Rodney Thornton. Rodney Thornton, through an affiliated entity, Thornton Business Security Trust, is the beneficial holder of 12,622,500 shares of Blast. Richard D. Thornton is an employee of Blast. As of December 31, 2006, the principal balance owed to Second Bridge is $4,800,000.

Lastly, Blast entered into two lease agreements with Adkins Hill Properties LLC, also controlled by Rodney D. Thornton, to use the Adkins Fabrication yard at a rate of $7,500 per month for three years plus an additional six month lease for temporary space also at $7,500 per month.

NOTE 9 - NOTES PAYABLE

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

As a result of the two conversions, a loss on the extinguishment of debt of $262,000 has been recorded as a component of interest expense.

On August 25, 2006, as part of the financial consideration for the purchase of Eagle Domestic Drilling Operations (“Eagle”), Blast entered into a Securities Purchase Agreement (“SPA”) with Laurus to finance $40.6 million of the total purchase price. Under the SPA Blast issued a Secured Term Note (“the Note”) dated August 25, 2006 in the original principal amount of $40.6 million with a final maturity in three years, with interest at prime plus 2.5%, with a minimum rate of 9%, payable monthly. The principal is to be repaid commencing April 1st, 2007 at a rate of $800,000 per month for the first twelve months from that date, $900,000 per month for the subsequent twelve months and $1 million per month until the Note matures. The remaining balance of the Note is to be paid at maturity with any associated interest. Terms of the note provide that Blast can elect to repay the note at any time during the first twelve months at 110% of principal plus accrued interest, during the second twelve months at 105% of principal plus accrued interest and during the final twelve months at 100% of principal plus accrued interest. The SPA required the additional fee payment to Laurus of 3.5% of the total value of the investment of $40.6 million at closing. The SPA further required the issuance of Common Stock Purchase Warrants (“Warrants”) to purchase 6,090,000 shares of common stock of Blast at an exercise price of $1.44 per share, and an additional 6,090,000 shares of common stock at an exercise price of $0.01 per share. The Warrants have a seven year term and require Blast to file a registration statement to register the underlying shares within 60 days after closing and to obtain effectiveness with the SEC within 180 days after closing. Blast and Eagle have pledged their assets to Laurus in consideration for the investment, including the assets acquired in conjunction with the purchase. In addition, under the SPA, Blast agreed to restrictions on any dividends or distributions on its capital stock, agreed to not issue any short-term preferred stock, and agreed to not incur any indebtedness outside of the indebtedness to Laurus, other than for certain amounts of trade debt and certain outstanding indebtedness. Blast analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19 and determined that derivative accounting is not applicable.

As a result of defaults on the SPA agreement in early 2007 Blast has classified the debt as current and has accelerated the amortization of the remaining discount of $10,954,053 to reflect the note at its stated $40.6 million face value. Blast also recorded $2,037,128 of amortized discount during the year ended December 31, 2006 prior to removal of the remaining discount.

Notes payable at December 31, 2006 consisted of the following:
	2006	2005
Laurus note payable, prime + 2.5% (classified as current)	$ 40,600,000	$ -
Second Bridge consulting contract	4,800,000	-
Steinberger settlement	500,000	-
Note payable, Imperial Credit, 8.95%	471,627	-
Convertible related party promissory notes, 8% maturing on May 31, 2006	-	185,186
Convertible promissory notes, 8%, maturing on December 31, 2005	-	350,000
Note payable, individual, 10%, due on demand	42,500	45,000

Total	$ 46,414,127	$ 580,186

NOTE 10 - INCOME TAXES

During 2006 and 2005, Blast incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $22,500,000 and $16,500,000 at December 31, 2006 and 2005, respectively, and will expire in the years 2019 through 2026.

At December 31, 2006 and 2005, the deferred tax assets consisted of the following:

Deferred tax assets	2006	2005
Net operating losses	$ 7,880,300	$ 5,880,000
Less: valuation allowance	(7,880,300)	(5,880,000)
Net deferred tax asset	$ 0	$ 0

The change in the valuation allowance for the years ended December 31, 2006 and 2005 totaled $2,000,300 and $420,000, respectively.

NOTE 11 - COMMON STOCK

In June 2005, Blast shareholders approved the increase in the number of authorized common shares from 50 million to 100 million.

During 2005, Blast issued 8,616,786 shares of common stock as follows:
•	900,000 shares issued in a private placement offering for total proceeds of $540,000.
•	673,903 shares issued in payment of legal and consulting services valued at $286,659.
•	3,000,000 shares issued in connection with a technology acquisition valued at $1,170,000.
•	675,000 shares issued as a result of cash exercise of warrants and options valued at $75,400.
•	448,800 shares issued pursuant to a prior period fundraising agreement valued at $239,900.
•	1,185,750 shares issued in repayment of notes payable, accrued interest and salaries valued at $469,778.
•	1,733,333 shares issued as a result of lawsuit settlements valued at $713,500.
.
During 2006, Blast issued 25,549,427 shares of common stock as follows:
•	900,000 shares issued in a private placement offering for total proceeds of $423,000.
•	720,208shares issued in payment for consulting services valued at $664,000.
•	17,400,000 shares issued in connection with acquisition of Eagle valued at $18,120,000.
•	5,805,707 shares issued as a result of cash exercise of warrants and options valued at $226,047.
•	663,698 shares issued in repayment of notes payable and accrued interest valued at $829,666.
•	59,814 shares were reinstated with no value assigned.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Options

During 2005, Blast issued 2,412,000 options as follows:
•
270,000 ten-year options, vesting quarterly over 36 months, issued to employees at market prices of $0.38 to $0.50. 80,000 of these options were subsequently cancelled upon the termination of employment.

•	72,000 ten-year options, vesting over 12 months, issued to non-employee directors at an exercise of $0.38.
•	900,000 options, vesting at grant date at an exercise price of $0.10, relating to a settlement agreement were reinstated, of which only 300,000 may be exercised in the first year.
•	1,170,000 ten-year options issued to employees at market price of $0.80. 1,000,000 vest quarterly over 30 months and 170,000 vest quarterly over 36 months.

During 2006, Blast issued 1,596,000 options as follows:
•	96,000 ten-year options, vesting over 12 months, issued to non-employee directors at market price of $0.61.
•	1,500,000 ten-year options, vesting quarterly over 36 months, issued to an employee at market price of $1.30.

Warrants

Blast issues warrants to non-employees from time to time. The board of directors has discretion as to the terms under which the warrants are issued. All warrants vest immediately unless specifically noted in warrant agreements.

During 2005, Blast issued warrants to purchase 2,348,800 shares of common stock as follows:
•
848,800warrants, with an exercise price of $1.00 and a two-year term, were issued in connection with the raise of funds in private placement offerings that raised $830,000. The warrants were recorded as part of the offering costs of the private placement.

•	750,000warrants, with an exercise price of $1.00 and a three-year term, were issued in connection with the settlement of a legal dispute. The fair value was expensed in 2005.
•	750,000warrants, with an exercise price of $0.45 and a three-year term, were issued as part of a licensing agreement. The fair value was expensed in 2005.

During 2006, Blast issued warrants to purchase 17,962,671 shares of common stock as follows:

•
6,090,000 warrants, with an exercise price of $0.01 and a seven year term, were issued in connection with the Laurus note payable totaling $40,600,000. The notes have been discounted for the relative fair value of the warrants.

•
6,090,000warrants, with an exercise price of $1.44 and a seven year term, were issued in connection with the Laurus note payable totaling $40,600,000. The notes have been discounted for the relative fair value of the warrants.

•
450,000 warrants, with an exercise price of $0.55 and a two-year term, were issued in connection with the raise of funds in a private placement offering that raised $450,000. The warrants were recorded as part of the offering costs of the private placement.

•
304,500 warrants, with an exercise price of $0.01 and a two-year term, were issued to the broker in connection with Laurus note payable totaling $40,600,000. The fair value of the warrants have been added to the deferred financing costs.

•
5,000,000 warrants, with an exercise price of $0.01 and a two-year term, were issued to members of Eagle in connection with the acquisition of Eagle. The fair value of the warrants was considered as part of the purchase price of Eagle.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at
December 31, 2004	2,413,680	$1.67	3,794,219	$0.49

Year ended December 31, 2005:
Granted Exercised	1,512,000 -	0.71	2,348,800 (675,000)	0.48
Reinstated	900,000	0.56	-	0.10
Forfeited	(386,888)	0.12	(1,647,833)	0.18

Outstanding at
December 31, 2005	4,438,792	1.36	3,820,186	0.90

Year ended December 31, 2006:
Granted	1,596,000	1.26	17,962,671	0.51
Exercised	-	-	(5,805,707)	0.09
Reinstated	-	-	-	-
Forfeited	-	-	(835,515)	0.92

Outstanding at
December 31, 2006	6,034,792	$0.89	15,141,635	$0.74

Options outstanding and exercisable as of December 31, 2006:
	- - Outstanding - -
Exercise Price	Number of Shares	Weighted Average Remaining life	Exercisable Number of Shares
$ 0.10	1,854,792	7 years	1,854,792
4.28	310,000	7 years	310,000
2.20	72,000	7 years	72,000
1.30	1,500,000	10 years	212,500
0.38	72,000	8 years	72,000
0.40	190,000	9 years	190,000
0.61	96,000	9 years	61,360
0.80	1,170,000	9 years	1,170,000
0.90	770,000	8 years	385,001
	6,034,792		4,327,653

Warrants outstanding and exercisable as of December 31, 2006:
	- - Outstanding - -
Exercise Price	Number of Shares	Weighted Average Remaining life	Exercisable Number of Shares
$ 0.01 - 0.50	7,340,000	5.6 years	7,340,000
0.55	450,000	1.4 years	450,000
1.00	1,168,800	0.7 years	1,168,800
1.44	6,090,000	6.7 years	6,090,000
2.00	9,501	1.7 years	9,501
6.00	83,334	1.8 years	83,334
	15,141,635		15,141,635

NOTE 13 - CONCENTRATIONS & CREDIT RISKS

One customer accounted for 32% and 25% of total revenues in 2006 and 2005, respectively. There were no related party revenues in 2006 and 2005, respectively

Blast at times has cash in banks in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2006, Blast had approximately $1.5 million in cash in banks in excess of FDIC insurance limits.

Blast performs ongoing credit evaluations of its customers’ financial condition and does not generally require collateral from them.

NOTE 14 - COMMITMENTS & CONTINGENCIES

Under the terms of the Landers lateral drilling license, Blast is obligated to pay a royalty of $500 for every well in which that technology is utilized. The Landers license expires upon the expiration of the underlying patents, the earliest date being October 2013.

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

In November 2004, Blast entered into a worldwide licensing agreement with Alberta. The licensing agreement was replaced in its entirety in August 2005 when Alberta sold up to 50% of its interest in the AFJ technology. In return, Blast agreed to award 3 million shares of Blast stock to Alberta and to fix the price of the 1 million previously awarded warrants. Blast also agreed to pay a royalty to Alberta based on the greater of 2% of gross revenues or $2,000 per well. The agreement awarded Blast 20% ownership, which would accrete to 50% based upon license revenue sharing provisions. (See Note 4)

On August 25, 2005, Blast amended its AFJ Construction Agreement, under which Alberta will engineer, design, source and build the AFJ Rig, to provide for a lump-sum price of $900,000 rather than the earlier price of $850,000. Under the agreement the first $100,000 of budget overruns will be borne by Alberta, with additional overruns being the responsibility of Blast. As of December 31, 2006, Blast had expended $944,355 towards the rig under construction and anticipates the total cost to approximate $1.2 million.

NOTE 15 - LITIGATION

Chapter 11 Proceedings

On January 19, 2007, Blast Energy Services, Inc. (“Blast”) and its wholly owned subsidiary, Eagle Domestic Drilling Operations LLC (“EDDO” and collectively, the “Debtors”), filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas - Houston Division under Chapter 11 of Title 11 of the US Code, Cases Nos. 07-30424-H4-11 and 07-30426-H4-11, respectively (the “Bankruptcy Cases”). The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As of the date of the Chapter 11 filing, then pending litigation against the Debtors was automatically stayed pursuant to 11 USC.§ 362. Absent termination or modification of the automatic stay by order of the Bankruptcy Court, litigants may not take any action to recover on pre-petition claims against the Debtors. These stayed lawsuits include: (i) a state court suit filed by Second Bridge LLC in Cleveland County, Oklahoma (“Oklahoma State Court Suit”) claiming breach of contract under a consulting services agreement signed on August 25, 2006, asserting a personal property lien and claiming damages of $4.8 million; and (ii) a complaint in Franklin County, Arkansas filed by Chrisman Ready Mix claiming approximately $126,000 for drilling rig transportation expenses incurred on behalf of the Debtors. All such pre-petition claims will be resolved in the Bankruptcy Cases.

The Debtors are involved with additional disputes filed in the Bankruptcy Cases, which are classified as either adversary proceedings or contested matters, but which are separate and distinct from proofs of claim that have been or may be filed in the Bankruptcy Cases:

(a) the Debtors filed an adversary proceeding against Second Bridge LLC seeking to invalidate the personal property lien asserted by Second Bridge, to recover preferences and fraudulent transfers and to avoid the consulting services agreement as a fraudulent conveyance. Second Bridge filed a second suit in the form of an adversary proceeding essentially alleging the same claims asserted in the Oklahoma State Court Suit.   The Debtors intend to vigorously prosecute their claims for affirmative relief under the Bankruptcy Code and defend themselves in both of these proceedings.

(b) the Debtors have sued Saddle Creek Energy Development, a Texas joint venture in the Bankruptcy Court for non-payment of work performed under an IADC drilling contract for EDDO’s Rig #12 that provided for the drilling of three initial wells, and which was subsequently amended to provide for the drilling of an additional three wells as well as providing labor and materials to operate a rig not owned by EDDO and identified as “Saddle Creek’s Falcon Rig #1.” EDDO also filed liens on certain leases and on the Saddle Creek Falcon Rig #1, and has initiated a foreclosure action in the Bankruptcy Court. The monetary damages aspect of the case is scheduled for trial May 1, 2007, and the foreclosure proceedings are currently scheduled for trial December 1, 2007.

(c) Alberta Energy Partners filed pleadings in the nature of a contested matter asserting that Blast cannot retain its interests under that certain Technology Purchase Agreement entered into by Blast in August, 2005. Blast plans to vigorously defend against such action, and assert rights available to it under the Bankruptcy Code.

(d) the Debtors have requested authority to sell the drilling rigs owned by EDDO to their senior secured lender Laurus Master Fund, Ltd. (“Laurus”) for a consideration equal to the outstanding debt obligations owed to Laurus. The Debtors’ efforts to complete this transaction have been objected to by various entities controlled by Rodney D. Thornton. The Debtors are actively pursuing their right to complete the sale in accordance with the Bankruptcy Code.

Hallwood Energy/Hallwood Petroleum Lawsuit

On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of the Company, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  Hallwood alleged Eagle Drilling and EDDO were in breach of the IADC contracts and it ceased performance under the contracts.  Hallwood has claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failure to meet such specifications are material breaches of the contracts.  In addition, Hallwood has demanded that the remaining balance of funds advanced under the contracts, in the amount of $1.65 million, be returned. The Hallwood suit pending in Tarrant County, Texas is currently stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of the Company and its subsidiary, EDDO. EDDO plans to vigorously contest the claims by Hallwood and, at the appropriate juncture, institute proceedings to prosecute causes of action against Hallwood for its damages arising out of what the Company considers are unjustified terminations of the two IADC contracts. EDDO and Hallwood have discussed potential settlements to this litigation; however, there can be no assurance that any settlement will be reached, or that it will be on favorable terms to EDDO.

Quicksilver Resources Lawsuit

On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of the Company, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by EDDO and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations. Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  Although the lawsuit filed in Tarrant County was stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of the Company and its subsidiary, EDDO, Quicksilver has removed the lawsuit to the US Bankruptcy Court for the Northern District of Texas. EDDO has not yet been served with process in the lawsuit. EDDO, however, has filed a motion with US Bankruptcy Court for the Northern District of Texas seeking to have the lawsuit transferred to the US Bankruptcy Court for the Southern District of Texas where its petition for reorganization under Chapter 11 of the US Bankruptcy Code is presently pending. EDDO intends to vigorously defend itself in this proceeding and, at the appropriate juncture, institute proceedings to prosecute causes of action against Quicksilver for its damages arising out of what the Company considers are unjustified terminations of the three IADC contracts.

General
Other than the aforementioned legal matters, Blast is not aware of any other pending or threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

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

NOTE 16 - NON-CASH TRANSACTIONS FOR CASH FLOW STATEMENTS

	2006	2005
Conversion of notes payable and accrued interest to common stock	$ 567,666	$ 251,888
Issuance of stock for acquisition of Eagle	1,950,000	-
Issuance of stock for construction advice re Rig # 17	1,170,000	-
Warrants granted for acquisition of Eagle	18,286,835	-
Advances/escrow used to pay for fixed assets	502,750	-
Deferred consulting for long term debt	5,400,000	-
Prepaid insurance for short-term debt	1,122,608	-
Stock issued for equipment	20,000	-
Accelerated amortization of note discount	10,959,053	-
Stock issued for purchase of AFJ technology	-	1,170,000
Exchange of equipment for customer deposit	-	175,000
Exchange of equipment for accounts payable	-	3,883
Conversion of accounts payable to common stock	-	24,916
Discount on notes payable	-	224,960

NOTE 17 - BUSINESS SEGMENTS

Blast has three reportable segments: (1) Drilling Services (2) Satellite Communications and (3) Down-hole Solutions. A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The table below reports certain financial information by reportable segment:

	For the Years Ended December 31,
	2006	2005
Revenues from external customers
Drilling Services	$ 2,193,625	$ -
Satellite Communication	1,035,712	1,131,967
Down-hole Solutions	14,150	27,491
	$ 3,243,487	$ 1,159,458

Operating loss [1]
Drilling Services	$ (1,009,437)	$ -
Satellite Communication	54,026	467,142
Down-hole Solutions	(1,259,350)	(778,665)
Corporate	(3,296,884)	(2,823,381)
	$ (5,511,645)	$ (3,134,904)

1 - Operating loss is total operating revenue less operating expenses, selling general & administrative expenses, depreciation and amortization, bad debts, impairment expense and does not include other income and expense or income taxes.

Blast assets at December 31, 2006 and 2005 were as follows:

	For the Years Ended December 31,
	2006	2005
Drilling Services	$48,002,124	$ -
Satellite Communications	170,323	180,582
Down-hole Solutions	2,168,025	2,136,802
Corporate	1,589,270	1,025,856
	$ 51,929,742	$ 3,343,240

All of Blast‘s long-term assets are attributable to North America.

The following table sets forth financial information with respect to Blast’s revenues by geographic area:

	2006	2005

United States	$ 3,042,915	$ 978,582
Africa	200,572	180,876
	$ 3,243,487	$ 1,159,458

NOTE 18 - SUBSEQUENT EVENTS

Chapter 11 Proceedings
On January 19, 2007, Blast Energy Services, Inc. and its wholly owned subsidiary, Eagle Domestic Drilling Operations LLC (collectively, the “Debtors”), filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas - Houston Division under Chapter 11 of Title 11 of the US Code, Cases Nos. 07-30424-H4-11 and 07-30426-H4-11, respectively. The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, then pending litigation against the Debtors was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against the Debtors.

NOTE 19 - RESTRUCTURING

Blast, Eagle and Laurus Master Fund (“Laurus”) have agreed in principle to sell five drilling rigs owned by Eagle. The sale will result in the full satisfaction of the debt obligations owed Laurus that include a principal amount of $40.6 million plus accumulated interest and fees. The sale of the rigs will be considered at a hearing scheduled for April 30, 2007. Laurus has agreed to and has received approval to credit bid the amount of its senior debt under the authority of section 363 of the US Bankruptcy Code. The rigs are being sold pursuant to the terms of a pre-negotiated Asset Purchase Agreement between the Blast, Eagle and Laurus, the terms of which are incorporated in the pending motion to sell the rigs. The entire proposed transaction is subject to approval of the Bankruptcy Court.
As a result of this proposed restructuring and in accordance with FASB statement number 144, Blast has considered the carrying value of the five rigs proposed to be exchanged to Laurus. Blast believes that best indicator of the actual fair value of the rigs is the amount the rigs can be purchased or exchanged for. At December 31,2006 Blast determined that a impairment of $17,434,729 and has been reflected in the statement of operations and the carrying value of the five rigs has been adjusted to equal the principal balance on the Laurus note plus accrued interest.

NOTE 20 − ACQUISITION OF EAGLE

On August 25, 2006, Blast acquired Eagle Domestic Drilling Operations, LLC. Eagle owns drilling equipment for the extraction of oil and gas. The purchase price was $50 million and 1.5 million shares of Blast common stock. The acquisition of Eagle was financed through senior debt of $40,600,000 and a private placement of 15 million shares of Blast common stock at a price of $1.00 per share. The lender of the senior debt received warrants to purchase 6,090,000 shares of common stock at an exercise price of $1.44 per share and an additional 6,090,000 shares of common stock at an exercise price of $0.01. These warrants have a seven−year term. The broker received warrants to purchase 304,500 shares of common stock at an exercise price of $0.01 with a two−year term. In connection with the private placement, Blast issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.01 with a two−year term. Blast issued 900,000 shares to Second Bridge LLC for consulting services to complete construction of a sixth drilling rig. The acquisition was recorded using the purchase method of accounting in accordance with SFAS No. 141, Business Combination. $1,000,000 of the purchase price has been retained by Blast contingent upon the costs incurred while completing the construction of rigs #14 & #15.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$ 5,561,121
Property and equipment, net	59,619,641
Other assets, net	1,498,306

Total assets	66,679,068

Less:
Total liabilities	(2,648,600)

Total purchase price	$ 64,030,468

The following unaudited pro forma information assumes the acquisition of Eagle occurred as of January 1, 2006. No pro forma information is presented for 2005 as Eagle had no operations then. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

PRO FORMA STATEMENTS OF OPERATIONS
Twelve Months Ended December 31, 2006
(Unaudited)

	Blast	Eagle	Pro Forma Adjustments		Pro Forma

Total Revenue	$3,243,487	5,351,913			8,595,400

Total Cost of Services Provided	5,338,086	3,162,920	1,028,424	(a)	9,529,430

Gross Margin (Deficit)	(2,094,599)	2,188,993	(1,028,424)		(934,030)

Operating Expenses:
S, G &A	3,165,776		1,593,200	(b)	4,758,976
Bad debts	251,270				251,270
Asset Impairment - drilling rigs	17,434,729				17,434,729

Operating Loss	(22,946,374)	2,188,993	(2,621,624)		(23,379,005)

Other (Income) Expense:
Other (income)	(91,804)				(91,804)
Interest expense (net)	4,001,903		2,849,048	(c)	9.986,938
			3,135,987	(d)
Accelerated amortization on note discount	10,954,053	-	-		10,954,053
Loss on extinguishment of debt	262,000	-	-		262,000

Total other (income)/expense	15,126,152	-	5,985,035		21,111,187

Net income/(Loss)	$(38,072,526)	2,188,993	(8,606,659)		(44,490,192)

Basic and diluted net loss per share	$(0.74)	N/A	N/A		$(0.71)
Weighted average shares outstanding	51,526,500	N/A	15,041,758		62,776,911

Pro Forma Adjustments

(a)	Record increase in depreciation on equipment placed into service in 2006
(b)	Record additional administrative expenses including the Second Bridge consulting services fee and the addition of Richard D. Thornton as VP Drilling Operations.
(c)	Record interest expense on the senior debt
(d)	Record the amortization of legal expense, brokerage commissions, lenders fees and warrants issued in the transaction.

Item 8. Changes In / Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a. Controls and Procedures

The Company’s chief executive has evaluated the Company’s disclosure controls and procedures as of December 31, 2006, and has concluded that they were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based upon the number and magnitude of the year end adjusting entries and additional financial reporting disclosures identified by our independent accountants.
There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

The Audit Committee, along with management, has reinforced internal controls and has implemented stringent policies regarding business engagements and activities.   These policies and procedures cover the areas of approval and authority limits, segregation of duties, internal audit procedures, revenue recognition, contractual commitments, documentation and customer acceptance, and staggered levels of internal checks and balances.  Operating documents, such as the “Blast Energy Accounting Operations Manual,” “Employee Handbook” and “Approval Authorities” have been revised and adopted to describe such policies and train personnel.  Since an earnings restatement in November 2003, the Committee has increased the frequency of its meetings and has directly reviewed and approved internal policies and procedures.  They have also been directly involved in recruiting key personnel, namely a new Chief Financial Officer, a new Controller and meeting with our auditors..

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has received the written disclosures and the letter from the independent accountants required by ISB Standard No. 1, as may be modified or supplemented, and has discussed with the independent accountant their independence.  Based on the review and discussions conducted by the Audit Committee, they have recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for filing with the SEC.

Scott W. Johnson - Chairman
Joseph J. Penbera, PhD
John R. Block
O. James Woodward III

Part III

Item 9. Directors and Executive Officers

The names of our directors and executive officers as of the filing of this report, and certain additional information with respect to each of them are set forth below. The dates set forth under “Year First Became Director” below indicate the year in which our directors first became a director of us or our predecessor in interest, Verdisys, Inc.

Name	Age	Current Position	Year First Became Director
David M. Adams	55	President	N/A

John O’Keefe	57	CEO	N/A

John MacDonald	48	CFO & Corp. Secretary	N/A

John R. Block	72	Director[1]	2000

Roger P. (Pat) Herbert	60	Director	2005

Scott W. Johnson	55	Director[1]	2006

Joseph J. Penbera, Ph.D.	60	Director[1]	1999

Jeffrey R. Pendergraft	59	Director	2006

Frederick R. Ruiz	63	Director	1999

O. James Woodward, III	71	Chairman of the Board[1]	1999

1 - Member of Audit Committee

Statements below pertaining to the time at which an individual became one of our directors, executive officers or founders refers to the time at which the respective individual achieved his respective status with us, or our predecessor in interest, Verdisys, Inc.

John O’Keefe, has served as our Executive Vice President from January 2004 through May 2004, at which time he became our Co-Chief Executive Officer, which position he held until March 2007, when he became our sole Chief Executive Officer. From January 2004, until March 2007, Mr. O’Keefe served as our Chief Financial Officer. From 1999 to 2000, Mr. O’Keefe served as Vice President of Investor Relations of Santa Fe Snyder, and from 2000 to 2003, he served as Executive Vice President and CFO of Ivanhoe Energy. Mr. O’Keefe has a B.A. in Business from the University of Portsmouth, is a Chartered Accountant and graduated from the Program for Management Development (PMD) from the Harvard Graduate School of Business in 1985 under sponsorship of Sun Oil Company.

David M. Adams, has served as our President and Chief Operating Officer since January 2004, and served as Co-Chief Executive Officer of us from May 2004, until March 2007. From 1989 to 2000, Mr. Adams served as General Manager of Baker Hughes, E&P Solutions, and from 2001 to 2004; he served as President and General Manager of Subsea Mudlift Drilling Co., LLC, a subsidiary of Hydril Co., LP. Mr. Adams has a degree in petroleum engineering from the University of Texas and is a registered Professional Engineer.

John MacDonald, has served as our Chief Financial Officer since March 2007. From March 2005 until March of 2007, Mr. MacDonald served as Vice President of Investor Relations and Corporate Secretary. He retains the title of Corporate Secretary. From January 2004 until March 2005, Mr. MacDonald served as an Investor Relations consultant. Prior to that Mr. MacDonald was Vice President of Investor Relations for Ivanhoe Energy from June 2001 until December 2003. He has also held investor relations and financial analysis positions with EEX Corporation and Oryx Energy from 1980 to 2001. Mr. MacDonald received his MBA from Southern Methodist University in 1994 and his B.A. from Oklahoma State University in 1980.

John R. Block, has served as a director since May 2000. He currently serves as Senior Legislative Advisor to Olsson, Frank and Weeda, P.C., an organization that represents the food industry, and has since January 2005. From January 2002 until January 2005, he served as Executive Vice President at the Food Marketing Institute. From February 1986 until January 2002, Mr. Block served as President of Food Distributors International. Prior to that, Mr. Block served as Secretary of Agriculture for the US Department of Agriculture from 1981 to 1986. He currently serves as a director of John Deere and Co. and Hormel Foods Corp. Mr. Block received his B.A. from the US Military Academy.

Scott W. Johnson, has served as a director since June 2006. He has over twenty five years of investment banking experience in the energy industry - spanning public and private financings; debt, equity, hybrid and structured securities; corporate restructurings; and acquisitions, divestitures and stock mergers. He is currently co-founder and managing director of Houston-based GasRock Capital, LLC, an energy industry investment firm. He co-founded and became a Managing Director of Weisser, Johnson & Co in 1991, where he still serves as Managing Director and prior to that he served first as an Associate and later as Vice President for Goldman, Sachs & Co. Johnson received his M.B.A. from Stanford University and his AB from Harvard College.

Roger P. (Pat) Herbert, was elected to the Board at the 2005 Annual Meeting held June 6, 2005. He has worked in the energy services business for nearly 30 years. He is currently serving as a Director and CEO for JDR Cable Systems (Holdings) Ltd - a position he has held since 2002. Prior to that, he was the Chairman and CEO of GeoNet Energy Services, a company he founded in 2000. Prior to 2000 Mr. Herbert had worked with International Energy Services, Baker Hughes and Smith International. Herbert received his M.B.A. from Pepperdine University, his B.S.E. from California State University-Northridge and is a registered professional engineer in the State of Texas.

Joseph J. Penbera, Ph.D., co-founded our company and has served as a director since its inception in April 1999. Since 1985, he has been a Professor of Business at California State University, Fresno, where he previously served as Dean of the Craig School of Business, and was appointed a Senior Fulbright Scholar in 2005. Dr. Penbera was Senior Economist at Westamerica Bank, Regency Bancorp and California Bank from 1999 to 2002. Dr. Penbera has served on the boards of Gottschalks, Inc., a publicly traded regional department store since October 1986 and on the board of directors of Rug Doctor, Inc., since October 1987. Dr. Penbera received his Ph.D. from American University, his M.P.A. from Bernard Baruch School and his B.A. from Rutgers University.

Jeffrey R. Pendergraft, has served as a director since June, 2006. He currently serves as Chairman and CEO of HNNG Development, a company focused on commercialization of low BTU natural gas, and has served in those positions since November 2004. In addition, he is the founder and principal of the Wind Rose Group, an energy investment and advisory firm, which he has served as Chairman of since January 2001. His broad background includes private investments, financings, mergers and acquisitions. He has been recognized for achievements in change management, corporate governance, finance, and legal affairs. Prior to forming Wind Rose in 2001, he was EVP and Chief Administrative Officer at Lyondell Chemical and prior to that he served as staff counsel for ARCO. Mr. Pendergraft received his Bachelor of Arts from Stanford University, and his Juris Doctor from Stanford University School of Law.

Frederick R. Ruiz, has served as a director since the inception of Verdisys, Inc., in April 1999. He co-founded Ruiz Food Products, Inc., a privately held frozen food company in 1964 and has served as Chairman of the Board since 1998. Mr. Ruiz currently serves as a director of McClatchy Newspapers, Inc. and Gottschalks, Inc., each of which are publicly traded, the California Chamber of Commerce and the Hispanic College Fund. During 2004, Mr. Ruiz was named to the California University System Board of Regents.

O. James Woodward III, has served as a director since the inception of Verdisys, Inc., in April 1999 and was elected Chairman of the Board in May 2004. From 1992 to 1999, Mr. Woodward was an attorney in private practice in Fresno, California. From 1995 to 2000, he was Chairman of MJ Construction Co., a Fresno, California based construction company, and from 2001 to 2003, he served as a consultant in Fresno, California. Mr. Woodward has been in private practice as an attorney since 2003 and is currently Of Counsel with Baker, Manock and Jensen. He currently serves on the board of Gottschalks, Inc. Mr. Woodward received his Bahchelors degree from the University of California at Berkeley, his M.B.A. from Stanford Graduate School of Business and his J.D. from the University of California, Berkeley Law School. Mr. Woodward is member of the State Bar of California and of the Fresno County Bar Association.

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

We have group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we have a 401(k) savings plan in effect and agreements which provide compensation in the event of termination of employment or change in control of us.

No non-compete or non-disclosure agreements exist between our management and any prior or current employer. All key personnel are employees or under contracts with us.

Our directors are aware of no petitions or receivership actions having been filed or court appointed as to our business activities, officers, directors, or key personnel, other than those described above under “Legal Proceedings.”

We have not, nor anticipate making loans to any of our officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

None of our officers, directors, key personnel, or 10% stockholders has guaranteed or co-signed any bank debt, obligation, or any other indebtedness pertaining to us.

Audit Committee

Our Board of Directors has established an Audit Committee. The Audit Committee meets with management and our independent auditors to determine the adequacy of internal controls and other financial reporting matters. In addition, the committee provides an avenue for communication between the independent auditors, financial management and the Board. Our Board of Directors have determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Scott W. Johnson possesses the attributes of an audit committee financial expert. Mr. Johnson is one of our Board members and is the Chairman of the Audit Committee. Mr. Johnson is independent as defined by item 401(e)(ii) of regulation S-B. He receives compensation for board service only and is not otherwise an affiliated person.

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

Our code of ethics was filed as Exhibit 14.1 of our Form 10-KSB for the year ended December 31, 2003. Our code of ethics is posted on our website at www.blastenergyservices.com. We will provide to any person without charge, upon written request to our corporate secretary at our principal executive office, a copy of our code of ethics.

Item 10. Executive Compensation

Compensation of Executive Officers

Other than Mr. Adams, Mr. O’Keefe and Mr. MacDonald, we have no other person that is a named executive officer of the Company.

Compensation Summary
The following table provides certain summary information concerning compensation for the last three fiscal years earned by or paid to our CEOs and each of our other executive officers who had compensation in excess of $100,000 during the last fiscal year (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Award(s)	Payouts
Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs ($) (14)	LTIP Payouts ($)	All Other Compensation ($)	Total Compensation ($)
David M. Adams	2006	200,000(1)	84,000(5)	0	0	0	0	0	284,000
President	2005	200,000(2)	70,000(4)	0	0	0	0	0	270,000
	2004	181,146(3)	50,000	0	0	0	0	0	231,146

John O’Keefe	2006	200,000(1)	84,000(5)	0	0	0	0	0	284,000
CEO	2005	200,000(2)	70,000(4)	0	0	0	0	0	270,000
	2004	172,500(3)	40,000	0	0	0	0	0	212,500

John MacDonald	2006	105,000(1)	25,000(5)	0	0	0	0	0	130,000
CFO(6)	2005	79,167	10,500(4)	0	0	0	0	0	89,667
	2004	0	0	0	0	0	0	0	0

John R. Block	2006	0	0	18,500(7)	0	7,320	0	0	25,820
Director
									31,320
Roger P. (Pat) Herbert	2006	0	0	24,000(8)	0	7,320	0	0
Director

Scott W. Johnson	2006	0	0	14,500(9)	0	7,320	0	0	21,820
Director

Joseph J. Penbera, Ph. D.	2006	0	0	40,500(10)	0	7,320	0	0	47,820
Director

Jeffrey R. Pendergraft	2006	0	0	11,000(11)	0	7,320	0	0	18,320
Director

Frederick R. Ruiz	2006	0	0	20,000(12)	0	7,320	0	0	27,320
Director

O. James Woodward, III	2006	0	0	66,500(13)	0	14,640	0	0	81,140
Chairman

During the periods indicated, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Accordingly, no such amounts are included in the Summary Compensation Table.

(1) Includes $8,333 deferred each by Mr. O’Keefe and Mr. Adams and $1,750 by Mr. MacDonald into 2007.
(2) Includes $15,000 deferred each by Mr. O’Keefe and Mr. Adams into 2006.
(3) Includes $30,833 and $29,167 for Mr. Adams and Mr. O’Keefe, respectively, deferred from 2004 and paid in 2005 in shares of common stock with a value of $0.50 per share.
(4) Paid in shares of common stock valued at $0.35 per share.
(5) Paid in shares of common stock valued at $0.80 per share
(6) Mr. MacDonald began serving as our Chief Financial Officer in March 2007; however, he was previously employed by us for the year ended December 31, 2006,. His salary for 2006 and his partial year salary since being hired in March 2005 is reported above.
(7) The entire amount of Mr. Block’s salary for the year ended December 31, 2006, was accrued.
(8) The entire amount of Mr. Herbert’s salary for the year ended December 31, 2006, was accrued.
(9) The entire amount of Mr. Johnson’s salary for the year ended December 31, 2006, was accrued.

(10) The entire amount of Dr. Penbera’s salary for the year ended December 31, 2006, was accrued.
(11) The entire amount of Mr. Pendergraft’s salary for the year ended December 31, 2006, was accrued.
(12) The entire amount of Mr. Ruiz’s salary for the year ended December 31, 2006, was accrued.
(13) All but $34,000 of Mr. Woodward’s salary for the year ended December 31, 2006, was accrued.
(14) In May 2006 the Members of the Board were awarded 12,000 ten-year options (24,000 for the Chairman) with an exercise price of $0.61, vesting monthly over one year.

Option Grants

No options were issued to Named Executive Officers in 2006.

AGGREGATED OPTION EXERCISES IN 2006
AND OPTION VALUES AT DECEMBER 31, 2006

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options Held at December 31, 2006		Value of Unexercised In The Money Options Held at December 31, 2006
			Exercisable	Unexercisable	Exercisable	Unexercisable

David M. Adams	None	-	740,000	160,000	$ 0	$ 0

John O’Keefe	None	-	740,000	160,000	$ 0	$ 0

John MacDonald	None	-	100,000	50,000	$ 0	$ 0

Note:
Value of Unexercised In-The-Money Options Held at December 31, 2006 computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of our common stock on December 31, 2006 was $0.30, based on the closing price on the OTC Bulletin Board.

Employment Agreements

David M. Adams

In January 2004, we entered into an employment agreement with David Adams. The term of the agreement is for one year, and it may be renewed at the pleasure of both parties. Pursuant to the agreement, Mr. Adams serves as our President and COO in exchange for a base salary of $185,000 per year. This base salary has since been amended to $200,000 per year. Mr. Adams also received an option to purchase 150,000 shares of common stock to vest quarterly over the initial term of the employment agreement. Mr. Adams also received a signing bonus in the amount of $50,000 on the effective date of the employment agreement, and is entitled to participate in our annual incentive compensation program with a potential bonus being up to fifty percent of his base salary. Effective March 31, 2007, Mr. Adams agreed to modify his Employment Agreement for three months, remain as President of the Company, and reduce his base salary to $80,000 in consideration for a reduction of his time spent at the Company to two days per week. The amendment to Mr. Adam’s employment agreement is described in greater detail below under “Certain Relationships and Related Transactions.”

John O’Keefe

In January 2004, we entered into an employment agreement with John O’Keefe. The term of the agreement is for one year, and it may be renewed at the pleasure of both parties. Pursuant to the agreement, Mr. O’Keefe serves in the position of Executive Vice President and CFO (until March 2007, when he resigned as CFO of the Company) in exchange for a base annual salary of $175,000 for the first twelve months of his employment, $195,000 for the second year of employment and $215,000 for the third year of employment. This base salary has since been amended to $200,000 per year. Mr. O’Keefe also received an option to purchase 80,000 shares of common stock to vest quarterly over the initial term of the employment agreement. Mr., O’Keefe received a one time payment of $40,000 as a sign-on bonus entitled to participate in our annual compensation program with a potential bonus being up to fifty percent of his base salary. Effective March 31, 2007 Mr. O’Keefe assumed the title of CEO.

John MacDonald

Effective March 31, 2007, Mr. MacDonald assumed the title of Executive Vice President and CFO. He also retains the title of Corporate Secretary. No Employment Agreement has yet been entered into between Mr. MacDonald and the Company. He currently receives an annual salary of $105,000, which remains unchanged from 2006.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

We pay members of our Board of Directors fees for attendance at Board and other committee meetings in the form of cash compensation or similar remuneration, and reimburse them for any out-of-pocket expenses incurred in connection with our business. Currently, each independent director earns compensation of $1,000 per month with an additional $1,000 per month for chairing a committee with the exception of the audit committee chair who receives an additional $2,000 per month and the Chairman of the Board who receives an additional $3,000 per month. Meeting fees are earned at a rate of $1,000 per day for regularly scheduled Board meetings and $500 per day for committee meetings. To date, with the exception of the Chairman’s fees, all compensation amounts for 2006 remain deferred and amounts prior to 2006 have been paid in common stock in lieu of cash. Additionally, the Chairman receives options to purchase 24,000 shares of our common stock per year and all other independent directors receive options to purchase 12,000 shares per year.

The Board of Directors reserves the right in the future to award the members of the Board of Directors additional cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Compensation Committee, consisting of Mr. Herbert, the chair of the Committee, Mr. Ruiz and Mr. Block, all Directors of the Company, determine the compensation paid to our executives and Directors. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package includes a base salary, which we believe is competitive with other companies of our relative size. In addition we also, from time-to-time, award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. Our executive compensation packages may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. The Compensation Committee reserves the right to grant such options in the future, if the Committee in its sole determination believes such grants would be in the best interests of the Company.

Base Salary

The base salary of our executive officers, are provided in their employment agreements, in the case of Mr. O’Keefe and Mr. Adams, and by the Compensation Committee in the case of Mr. MacDonald. The base salaries were established by evaluating the range of responsibilities of their positions, as well as the anticipated impact such individuals could have in meeting our strategic objectives. Base salaries are adjusted to reflect the varying levels of position responsibilities and individual executive performance.

Incentive Bonus

The Compensation Committee reserves the right to provide our executives incentive bonuses, which bonuses the Committee may grant in its sole discretion, if the Committee believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of those executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company has always sought to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which the Company operates.

The Compensation Committee (in establishing compensation levels for the Chief Executive Officer, President and Chief Financial Officer) considers many factors, including, but not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. An officer must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development with new and existing customers, development of new products, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Compensation Committee also considers: competitiveness of compensation packages relative to other comparable companies, and the experience level of each particular individual.

Compensation levels for executive officers are generally reviewed upon the expiration of such executive’s employment agreement (if any), or annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of the Company.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

Compensation Strategy for Key Management Personnel

The Company’s compensation strategy for its key management personnel is as follows:

•	Total compensation will include base salary and short-term and long-term variable incentives based on annual performance, and long-term variable incentives, in each case, where appropriate.

•	Compensation will be comparable to general and industry-specific compensation practices.

•
Generally, base compensation, and targeted short and long-term variable compensation, if any, will be established within the range of compensation of similarly situated companies. The Company’s organization size and complexity will be taken into account, and therefore similarly situated companies includes companies of similar size and complexity whether or not such companies are in the Company’s industry or not.

•
When determining compensation for officers and managers, the Company takes into account the employee’s knowledge and experience, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to the Company’s ability to achieve its business objectives.

•	The Company reserves the right to adjust annual base salaries of employees if individual performance is at or above pre-established performance expectations.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of our common stock as of March 30, 2007, by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) our Named Executive Officers, and (iv) all directors and executive officers as a group. Each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class (1)

Thornton Business Security Trust 9037 Opus Drive Las Vegas, Nevada 89117	16,447,500	24.3%

Laurus Master Fund 825 Third Avenue, 14th Floor New York, New York 10022	12,180,000(3)	15.3%

Berg McAfee Companies LLC (2) 100600 N. De Anza Blvd., #250 Cupertino, California 95014	9,483,386	14.0%

Alberta Energy Partners (16) 43 Brookgreen Circle North Montgomery, Texas 77356	3,810,000(4)	5.6%

Eric A. McAfee 100600 N. De Anza Blvd., #250 Cupertino, California 95014	10,696,535(5)	15.8%

John O’Keefe CEO	1,183,334(7)	1.7%

David M. Adams President	1,143,766(6)	1.7%

John A. MacDonald CFO	171,450(17)	*

John R. Block Director	274,250(8)	*

Roger P. (Pat) Herbert Director	36,500(9)	*

Scott W. Johnson Director	162,000(10)	*

Joseph J. Penbera Director	1,157,452(11)	1.7%

Frederick R. Ruiz Director	546,132(12)	*

Jeffrey R. Pendergraft Director	17,000(13)	*

O. James Woodward III Chairman	288,875(14)	*

Total Shares of 5% or more Beneficial Ownership	41,920,936(15)	62.0%

Total Shares of Officers and Directors as a group	4,980,759	7.4%

* Less than 1%

Notes:

(1)
Each beneficial owner’s percentage ownership is based upon 67,609,904 shares of common stock outstanding as of March 30, 2007, and assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after March 30, 2007.

(2)	Berg McAfee Companies is controlled by Clyde Berg and Eric McAfee. Eric McAfee is our former Vice-Chairman.

(3)
Shares issuable upon exercise of Warrants held by Laurus, of which 6,090,000 Warrants are exercisable at an exercise price of $1.44 per share and 6,090,000 Warrants are exercisable at an exercise price of $0.001 per share.. Under the terms of the Warrants, Laurus is prohibited from exercising the Warrants in an amount which would cause it and its affiliates to beneficially own more than 4.99% of the common stock of Blast. This provision may be waived by Laurus with 61 days prior written notice to Blast and becomes null and void following notice of an Event of Default under the Note issued to Laurus, which Event of Default has previously occurred to date, and as such, the ownership limitation no longer applied to Laurus.

(4)	Includes 1,000,000 shares issuable upon the exercise of warrants held by Alberta.

(5)
Includes 90,000 shares held by members of Mr. McAfee’s household, which Mr. McAfee is deemed to beneficially own. Also includes the 9,483,386 shares of common stock which are held by Berg McAfee Companies LLC, which Mr. McAfee is deemed to beneficially own.

(6)	Includes 740,000 shares issuable upon exercise of options held by Mr. Adams.

(7)
Includes 740,000 shares issuable upon exercise of options held by Mr. O’Keefe. Also includes 105,000 shares of common stock held by O’Keefe Capital Partners, LP, which is controlled by Mr. O’Keefe, and 338,334 shares of common stock held by O’Keefe Management LLC, which is controlled by Mr. O’Keefe, which shares Mr. O’Keefe is deemed to beneficially own.

(8)	Includes 106,000 shares issuable upon exercise of options held by Mr. Block.

(9)	Includes 24,000 shares issuable upon exercise of options held by Mr. Herbert.

(10)	Includes 12,000 shares issuable upon exercise of options held by Mr. Johnson.

(11)
Includes 106,000 shares issuable upon exercise of option held by Mr. Penbera. Also includes 20,000 shares of common stock held by members of Mr. Penbera’s household, which shares Mr. Penbera is deemed to beneficially own.

(12)
Includes 106,000 shares issuable upon exercise of options held by Mr. Ruiz. Also includes 21,048 shares of common stock held by members of Mr. Ruiz’s household, which shares Mr. Ruiz is deemed to beneficially own.

(13)	Includes 12,000 shares issuable upon exercise of options held by Mr. Pendergraft.

(14)	Includes 142,000 shares issuable upon exercise of options held by Mr. Woodward.

(15)
Includes shares beneficially owned by Berg McAfee Companies LLC, Eric McAfee (except those shares which are owned by Berg McAfee Companies LLC, which are already included in the shares beneficially owned by Mr. McAfee), Laurus Master Fund, Ltd., and Alberta Energy Partners.

(16)
Alberta Energy Partners is controlled by Mark McAfee and Mark Alley, who have investment decision and voting powers. Neither Mark McAfee nor Alberta Energy Partners are related to or affiliated with Eric McAfee or the Berg McAfee Companies.

(17)	Includes 100,000 shares issuable upon exercise of options held by Mr. MacDonald.

Holders

As of March 30, 2007, we had 67,609,904 shares of common stock issued and outstanding held by approximately 385 shareholders of record, including 1,150,000 approved shares arising from the class action settlement, described above under “Legal Proceedings.”

Item 12. Certain Relationships and Related Transactions

Thornton related entities

As part of the acquisition of Eagle Domestic Drilling Operations LLC, the selling members agreed to purchase 15 million Blast common shares at $1.00 per share and 5 million two year warrants with an exercise price of $0.01 per share with registration rights. The largest component of the private placement was purchased by the Thornton Business Security Trust, a trust whose beneficiaries are Rodney D. Thornton and his spouse. Thornton Business Security Trust beneficially owns 16,447,500 shares of our common stock and has become our largest shareholder. We also entered into a three year Consulting Agreement for transition and strategic services with Second Bridge LLC, an entity controlled by Rodney D. Thornton, at a rate of $150,000 per month, which amount we ceased paying as of December 2006

We also entered into a short term Consulting Agreement with Second Bridge LLC to advise in the construction of Rig 17 in exchange for 900,000 common shares of Blast. Lastly, we entered into two lease agreements with Adkins Hill Properties LLC, also controlled by Rodney D. Thornton, to use the Adkins Fabrication yard at a rate of $7,500 per month for three years, as described above under “Description of Property,” and an additional six month lease for temporary space also at $7,500 per month, which has since expired.

Berg McAfee Companies

In December 2005, a commission fee (5% cash) was earned for a private placement brokered by Chadbourn Securities. Eric McAfee, partner in Berg McAfee Companies, and a significant shareholder of the Company holds an interest in Chadbourn Securities.

On July 15, 2005, Blast entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, LLC (“BMC”), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period. Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90 percent to Blast and 10 percent to BMC for a ten-year period following repayment. After ten years, Blast will receive all of the revenue from the rig. The loan, secured by the rig, has a senior and subordinated structure, carries an average interest rate of 7.4%, and is due June 30, 2006. BMC also has the option to fund an additional three rigs under these commercial terms. In February 2006, BMC mutually agreed to extend the Maturity Date of the AFJ Rig Loans from September 2006 to March 31, 2007. No additional consideration was paid by the Company to BMC for the extension. BMC will be entitled to receive the additional interest which accrues during the extended loan period.

In December 2004, Berg McAfee purchased 400,000 shares of our common stock at a price of $0.50 per share in a private transaction valued at $200,000 with two year warrants attached to purchase 400,000 shares of our common stock at a price of $1.00 per share. The proceeds from that transaction were used for general corporate purposes.

In October 2004, Berg McAfee loaned us $100,000 under the terms of a convertible promissory note bearing interest at 8% and maturing May 31, 2006. In connection with the note, we issued warrants to purchase 50,000 shares of common stock at $2.00 per share during the term of the note to Berg McAfee. In May 2006, Berg McAfee agreed to convert their note principal amount due on May 31, 2006 into shares of Company stock in lieu of cash payment. The original conversion terms including warrants, but excluding 8% interest, would equate to a $1.00 per share investment value. The conversion included a premium in the number of shares converted in order to lower the value of the holder’s investment to $.60 per share, which is the same price offered to note holders who converted their notes in December 2005. Blast issued 50,000 shares of common stock related to the conversion of the $100,000 note at a conversion price of $2.00 per share and 66,667 shares of common stock related to the premium on the conversion.

Eric McAfee

On January 19, 2005, we entered into a settlement agreement and mutual release with Eric McAfee, Edge Capital Group, Inc. (“Edge”) and certain entities affiliated with Robert Frazier, Sr. As part of the settlement, Mr. McAfee paid us $625,000 and gave us 300,000 shares of Natural Gas Systems, Inc. (“NGS”) common stock in exchange for 500,000 shares of our common stock. The 300,000 shares of NGS common stock was collateral for a $375,000 required payment to us. That payment was made in April 2005, and the NGS shares were subsequently released back to Mr. McAfee. The $625,000 in cash was then distributed to Edge along with 750,000 shares of our common stock. At the closing of the settlement agreement, the parties executed a mutual release and dismissed all pending claims and litigation between them.

In October 2004, Mr. McAfee loaned us $100,000 under the terms of a convertible promissory note bearing interest at 8% and maturing May 31, 2006. In connection with the note, we issued warrants to purchase 50,000 shares of common stock at $2.00 per share during the term of the note to Mr. McAfee. In May 2006, Eric McAfee agreed to convert their note principal amount due on May 31, 2006 into shares of Company stock in lieu of cash payment. The original conversion terms including warrants, but excluding 8% interest, would equate to a $1.00 per share investment value. The conversion includes a premium in the number of shares converted in order to lower the value of the holder’s investment to $.60 per share, which is the same price offered to note holders who converted their notes in December 2005. Blast issued 50,000 shares of common stock related to the conversion of the $100,000 note at a conversion price of $2.00 per share and 66,667 shares of common stock related to the premium on the conversion.

We had a consulting agreement with Mr. McAfee for $10,000 per month through April 30, 2005, with $120,000 due during 2004 and $40,000 in 2005. This agreement was cancelled upon the resignation of Mr. McAfee as a director, and as a result, we no longer owe Mr. McAfee any of the previous amounts which he was due pursuant to the consulting agreement.

Richard D. Thornton

On August 25, 2006 Blast hired Richard D. Thornton, a selling member of Eagle Domestic Drilling Operations and a participant in the private placement described above, as Vice President of Operations and entered into an Employment Agreement with him whereby he received a salary of $150,000 per year and 1.5 million Blast stock options which vest quarterly over three years and have an exercise price of $1.30 per share with a ten year term. Mr. Thornton resigned on January 14, 2007.

Directors and Officers

In May 2006, we granted options to purchase 12,000 shares of our common stock to each of the following directors: John A. Block, Scott W. Johnson, Robert P. Herbert, Joseph J. Penbera, Jeffery Pendergraft and Frederick R. Ruiz. We also granted options to purchase 24,000 shares of our common stock to O. James Woodward III, Chairman of the Board. The options have a ten-year term and are exercisable at $0.61 per share, the market price at the date of grant. The options vest quarterly over 12 months.

In August 2006, we issued 1.5 million options of our common stock to Richard Thornton under the terms of his employment contract. The options have a ten year term and are exercisable at $1.30 per share, the market price at the date of grant. The options vest quarterly over three years. These options were unexercised and expired 30 days following his resignation in January 2007.

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

On April 9, 2007, we entered into an amendment with David M. Adams, our current President and former Co-Chief Executive Officer, pursuant to which we amended the terms of Mr. Adam’s January 17, 2004 employment agreement. Pursuant to the amendment, Mr. Adams will serve as our President until June 30, 2007, will be compensated at the rate of $80,000 per year, instead of the $200,000 per year that he was previously scheduled to make, will work on Company matters at least 2 days per week, will lose any unvested stock options as of March 31, 2007, and will have an unsecured claim at June 20, 2007, for six months of severance pay, one month of vacation pay, one half month of 2006 pay for a total value of $125,000, as well as 9 months of COBRA payments for medical and dental benefits under his employment agreement.

Item 13. Exhibits and Reports on Form 10-KSB

(a) Exhibits
Index of Exhibits

Blast Energy, Inc. includes by reference, unless otherwise indicated, the following exhibits:

Number	Description

2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K

3.1	Restated Articles of Incorporation dated July 15, 2003 Filed June 29, 2004 with the SEC, Form SB-2

3.2	Bylaws, as amended September 25, 2003 Filed June 29, 2004 with the SEC, Form SB-2

4.1	Form of Subscription Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.2	Form of Warrant Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.3	Form of Promissory Note Filed August 11, 2004 with the SEC, Form 10-QSB

4.4	Form of Convertible Promissory Note Filed August 11, 2004 with the SEC, Form 10-QSB

4.5	Form of Registration Rights Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.6	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.7	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

10.1	Employment Agreement - John O’Keefe, dated January 6, 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.2	Employment Agreement - David Adams, dated December 31, 2003 Filed April 15, 2004 with the SEC, Form 10-KSB

10.3	Advisor Agreement - Dr. Ron Robinson, amended December 11, 2003 Filed April 15, 2004 with the SEC, Form 10-KSB

10.4	Employment Agreement - Andrew Wilson, dated June 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.5	Amendment to License Agreement - Carl W. Landers, dated September 4, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K

10.6	Second Amendment to License Agreement - Carl W. Landers, dated February 28, 2004; Filed February 28, 2004 with the SEC, Report on Form 8-K

10.7	Technology Report, “Landers Technology”, dated October 13, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.8	Subscription Agreement, Gryphon Master Fund, L.P., dated October 23, 2003 and Registration Rights Agreement dated October 24, 2003 Filed October 27, 2003 with the SEC, Report on Form 8-K

10.9	Form of Registration Rights Agreement, re: Private Placement Offering July/August 2003 Filed December 3, 2003 with the SEC, Form 10-QSB, as amended

10.10	Alternative Form of Registration Rights Agreement, re: Offering July/August 2003 Filed December 3, 2003 with the SEC, Form 10-QSB, as amended

10.11	Placement Agency Agreement, Stonegate Securities, Inc., dated August 26, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.12	Independent Contractor Agreement, Terronne Petroleum Corporation, dated August 1, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.13	Master Services Contract, Esperada Energy Partners, L.L.C., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.14	Services Contract, Maxim Energy, Inc., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.15	Services Contract, Natural Gas Systems, dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.16	Contract - Natural Gas Systems, “Delhi Field”, dated September 22, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.17	Services Contract, Amvest Osage, Inc.; dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.18	Acknowledge of amounts owed at September 30, 2003 re. Edge Capital Group contract dated June 16, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.19	Contract - Edge Capital Group, “Franklin Field”, dated September 27, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.20	Contract - Edge Capital Group, “Monroe Field”, dated June 16, 2003 Filed August 20, 2003 with the SEC, Form 10-QSB, as amended

10.21	Addendum to Contract, Edge Capital Group, “Monroe Field”, dated November 19, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.22	Contract - Noble Energy, re: Satellite Services, dated September 17, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.23	Contract - Apache Corp., re: Satellite Services, dated September 11, 2002 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.24	Contract - Energy 2000 NGC, “Monroe Field”, dated April 30, 2000 Filed August 20, 2003 with the SEC, Form 10-QSB, as amended

10.25	Blast Energy, Inc. 2003 Stock Option Plan; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.26	Master Service Contract - BlueRidge Gas Partners, LLC - June 23, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.27	Master Service Contract - VJI Natural Resources, LLC - July 20, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.28	Contract/Order - US Department of Energy dated June 4, 2004 and Letter of Intent, Radial Drilling Optimization Services dated April 14, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.29	License Agreement - Carl W. Landers, dated April 24, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K

10.30	License Agreement between Alberta Energy Holdings, Inc. and Verdisys, Inc. for Abrasive Fluid Jet Technology, dated October 27, 2004 Filed November 15, 2004 with the SEC, Form 10-QSB

10.31	Agreement between Verdisys, Berg McAfee Companies, Energy 2000 NGC, and Eric McAfee Filed November 15, 2004 with the SEC, Form 10-QSB

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
Filed November 14, 2005 with the SEC, Form 10-QSB

10.48	Amended Technology Purchase Agreement with Alberta Energy Partners dated August 31, 2005. Filed March 27, 2006 with the SEC, Form 8K

*10.49	April 9, 2007, Amendment to Employment Agreement with David M. Adams

*21.1	Subsidiaries

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

*	Filed herewith

(b) Reports on Form 8-K

During the quarter ended December 31, 2006, we filed the following report on Form 8-K:

November 3, 2006 -To report that Quicksilver has filed a lawsuit in district court in Fort Worth, Texas against Eagle Domestic Drilling Operations LLC (as described in greater detail above).

Subsequent to the quarter ended December 31, 2006, we filed the following reports on Form 8-K:

January 5, 2007 -  To report that, due to the cancellation of our two land drilling contracts, and the resulting lack of revenue, Eagle Domestic Drilling Operations LLC had forced to suspend interest payments on the Laurus note, which triggered an event of default under such note.

January 8, 2007 -  To report that we received written notice of various events of default from Laurus.

January 22, 2007 -  To report that Blast Energy Services, Inc. and Eagle Domestic Drilling Operations LLC had voluntarily filed for Chapter 11 Bankruptcy.

Item 14. Principal Accountants Fees and Services
Audit Fees

The following table presents fees for professional audit services performed by Malone & Bailey, PC for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2005 and fees billed for other services rendered by it during those periods.

	2006	2005
Audit fees	$ 65,630	$ 53,535
Other non-audit fees	14,610	-
Tax related fees	3,400	-

Total	$ 83,640	$ 53,535

Audit Related Fees

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit fees.

Tax Fees

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. The services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

Other Fees

All Other Fees consist of fees billed for products and services provided by the principal accountants, other than those services described above.

Our Audit Committee Charter requires the prior approval of all audit and non−audit services provided by our independent auditors, subject to certain de minimus exceptions which are approved by the Audit Committee prior to the completion of the audit. Prior to the creation of the Audit Committee, our Board of Directors served the role of our audit committee and approved the engagement of our independent auditors to render audit and non−audit services before they were engaged. All of the services for which fees are listed above were pre−approved by our Board of Directors.

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.
(Registrant)

By:	/s/ John O’Keefe
John O’Keefe Chief Executive Officer Principal Executive Officer
/s/ John MacDonald
John MacDonald Chief Financial Officer, Principal Accounting Officer and Secretary

Date:	April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John O’Keefe	By:	/s/ John A. MacDonald
	John O’Keefe Chief Executive Officer Principal Executive Officer		John A. MacDonald Chief Financial Officer Principal Accounting Officer, and Secretary
Date:	April 17, 2007	Date:	April 17, 2007

By:	/s/ John R. Block	By:	/s/ Joseph J. Penbera, Ph.D.
	John R. Block Director		Joseph J. Penbera, Ph.D. Director
Date:	April 17, 2007	Date:	April 17, 2007

By:	/s/ Roger P. Herbert	By:	/s/ Frederick R. Ruiz
	Roger P. Herbert Director		Frederick R. Ruiz Director
Date:	April 17, 2007	Date:	April 17, 2007

By:	/s/ O. James Woodward III		/s/ Scott Johnson
	O. James Woodward III Director		Scott Johnson Director
Date:	April 17, 2007	Date:	April 17, 2007

By:	/s/ Jeffrey R. Pendergraft
Jeffrey R. Pendergraft Director

Date:	April 17, 2007