Form 10QSB
period 2007-03-31
BLAST ENERGY SERVICES, INC.
filed 2007-05-18
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2007 is 67,609,904

The common stock of Blast Energy Services, Inc. is traded on the OTC Bulletin Board under the symbol “BESV”.

Transitional Small Business Disclosure Format (check one):     Yes   ☐ No ☒

Blast Energy Services, Inc. (Debtor and Debtor-in-Possession)

Blast Energy Services, Inc. (Debtor and Debtor-in-Possession)

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash	$338,877	$1,534,603
Restricted cash	47,123	56,631
Accounts receivable, net	784,011	177,737
Other assets	593,127	821,879
Total Current Assets	1,763,138	2,590,850

Intellectual property, net	1,037,679	1,058,571
Equipment, net	1,053,092	1,100,413
Assets held for sale	45,818,705	45,915,107
Deferred financing costs	-	1,264,801

Total Assets	$49,672,614	$51,929,742

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,103,419	$729,549
Accrued expenses	2,082,044	471,594
Other current liabilities	47,123	56,631
Deferred revenue	29,734	6,780
Advances-related parties	1,000,000	1,000,000
Notes payable	918,255	1,014,127
Liabilities associated with assets held for sale	45,775,832	45,775,832
Total Current Liabilities	50,956,407	49,054,513

Long Term Liabilities
Deferred revenue, less current portion	-	1,692,750
Total Liabilities	50,956,407	50,747,263

Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares authorized, 67,609,904 shares issued and outstanding	67,610	67,610
Additional paid in capital	70,179,322	69,116,253
Accumulated deficit	(71,530,725)	(68,001,384)

Total Stockholders’ Equity (Deficit)	(1,283,793)	1,182,479

Total Liabilities and Stockholders’ Equity (Deficit)	$49,672,614	$51,929,742

See accompanying notes to consolidated financial statements.

BLAST ENERGY SERVICES, INC
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Revenue:
Drilling Services	$1,102,150	$-
Satellite Communications	162,419	291,961
Down-hole Solutions	-	-
Total Revenue	1,264,569	291,961

Cost of Services Provided:
Drilling Services	1,301,074	-
Satellite Communications	117,393	205,143
Down-hole Solutions	6,794	132,246
Total Cost of Services Provided	1,425,261	337,389

Depreciation and amortization	119,616	26,713

Gross Margin (Deficit)	(280,308)	(72,141)

Operating Expenses:
Selling, general and administrative	1,889,264	712,861

Operating Loss	(2,169,572)	(785,002)

Other (Income) Expense:
Other income	-	(42,533)
Interest expense	1,368,792	43,877
Loss on extinguishment of debt	-	182,000
Interest income	(9,024)	-

Total other (income)/expense	1,359,768	183,344

Net Loss	$(3,529,340)	$(968,346)

Basic and diluted net loss per share	$(0.05)	$(0.02)
Weighted average shares outstanding - basic and diluted	67,609,904	42,695,063

See accompanying notes to consolidated financial statements.

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(3,529,340)	$(968,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	202,500
Option and warrant expense	1,063,069	93,458
Amortization of note discount	-	8,888
Depreciation and amortization	119,616	26,713
Amortization of deferred financing costs	1,264,801	-
Loss on extinguishment of debt	-	182,000
Changes in:
Accounts receivable	(606,273)	33,104
Other current assets	341,658	32,109
Accounts payable	373,870	(93,720)
Accrued expenses	6,849	1,360
Deferred revenue	(21,197)	(32,008)

Net Cash Used In Operating Activities	(986,947)	(513,942)

Cash Flows From Investing Activities:
Construction of equipment	-	(46,490)
Purchase of property and equipment	-	(21,885)

Net Cash Used in Investing Activities	-	(68,375)

Cash Flows From Financing Activities:
Proceeds from exercise of options and warrants	-	74,710
Payments on notes payable	-	(2,500)
Payments on short term debt	(208,779)	-
Net Cash Used in Financing Activities	(208,779)	72,210

Net change in cash	(1,195,726)	(510,107)
Cash at beginning of period	1,534,603	835,978

Cash at end of period	$338,877	$325,871

Non-Cash Transactions:
Conversion of notes payable to common stock	$-	$350,000
Shares issued for interest	-	11,000
Shares issued for extinguishment of debt and liabilities	-	182,000
Prepaid insurance financed with note payable	112,907	-

See accompanying notes to consolidated financial statements.

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim financial statements of Blast Energy Services, Inc. (“Blast”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in Blast’s 2006 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate disclosures contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted.

Blast’s Consolidated Financial Statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including the provisions of AICPA’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, Blast’s Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Blast be unable to continue as a going concern.

Due to Blast’s Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty.  Accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern. Upon emergence from bankruptcy, Blast expects to adopt fresh-start reporting in accordance with SOP 90-7 which will result in becoming a new entity for financial reporting purposes.  The adoption of fresh-start reporting may have a material impact on the consolidated financial statements of the new financial reporting entity.

The accompanying Consolidated Financial Statements do not reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or their status and priority; (3) as to shareholders’ equity accounts, the effect of any changes that may be made in capitalization; or (4) as to operations, the effect of any changes that may be made in business operations.

Blast’s consolidated financial statements include the accounts of Blast and it’s wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications - certain reclassifications of prior year amounts have been made to conform to the current presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a net loss of approximately $3.5 million for the three months ended March 31, 2007, has an accumulated deficit of approximately $71.5 million and a working capital deficit of $49.2 million as of March 31, 2007 and has several significant future financial obligations. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create an uncertainty as to Blast’s ability to continue as a going concern.

NOTE 3 - INTELLECTUAL PROPERTY

At March 31, 2007 and December 31, 2006, the total cost of the Intellectual Property (“IP”) was $1,170,000 with $132,321 and $111,429, respectively, of accumulated amortization. The patent-pending IP, composed of the 50% ownership in the Alberta Energy Partners’ abrasive fluid jetting technology, is being amortized on a straight-line method over the life of the patent, which is 14 years.

NOTE 4 - DEFERRED REVENUE

Blast bills some of its satellite bandwidth contracts in advance over periods ranging from 3 to 36 months. Blast recognizes revenue evenly over the contract term. Deferred revenue related to satellite services totaled $29,734 at March 31, 2007 all of which are expected be recognized in the next twelve months.

NOTE 5 - ADVANCES - RELATED PARTIES

During 2005, under the agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, funded by Eric McAfee and Clyde Berg, each of whom are considered significant shareholders of Blast, $1 million rig funding was received. These loans bear interest at rates ranging from 5% to 8% and accrued interest has not been paid. The loan matured on March 31, 2007 and was not paid subject to the Chapter 11 proceedings.

NOTE 6 - RELATED PARTY TRANSACTIONS

As part of the acquisition of Eagle Domestic Drilling Operations LLC, the selling members agreed to purchase 15 million Blast common shares at $1.00 per share and 5 million two-year warrants with an exercise price of $0.01 per share with registration rights. The largest component of the private placement was purchased by the Thornton Business Security Trust, a trust whose beneficiaries are Rodney D. Thornton and his spouse. Thornton Business Security Trust beneficially owns 16,447,500 shares of Blast’s common stock and is Blast’s largest shareholder.

Blast has also entered into a consulting contract with Second Bridge LLC, (“Second Bridge”) a privately held Oklahoma limited liability company for the completion of Rig# 17, a sixth rig (“Rig# 17 Contract”). The Rig# 17 Contract calls for the utilization of existing parts purchased as part of the acquisition, the payment of an estimated $2.4 million to vendors for parts and labor, and the delivery of 900,000 shares of Blast common stock. As part of the Rig# 17 Contract, Second Bridge agreed to grant Blast a right of first refusal on any drilling rigs built by Second Bridge for a period of two years. Blast also entered into a consulting contract with Second Bridge for a period of three years at $150,000 per month to provide such services as are agreed to between the parties, including operational, construction, and business development advisory services. Second Bridge is a manager-managed LLC and its managers include Richard D. Thornton and Rodney Thornton. Rodney Thornton, through an affiliated entity, Thornton Business Security Trust, is the beneficial holder of 12,622,500 shares of Blast. As of March 31, 2007 and December 31, 2006, the principal balance owed to Second Bridge is $4,800,000.

Blast entered into a lease agreement with Adkins Hill Properties LLC, also controlled by Rodney D. Thornton, to use the Adkins Fabrication yard at a rate of $7,500 per month for three years.

All of these Related Party agreements are impacted by the Settlement Agreement discussed in Subsequent Events.

NOTE 7 - CURRENT NOTES PAYABLE

Notes payable at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31,2006
Steinberger settlement	500,000	500,000
Note payable, Ideal Premium Finance, 8.95%	283,377	471,627
Note payable, Ideal Premium Finance, 8.06%	92,378	-
Note payable, individual, 10% due on demand	42,500	42,500

	$918,255	$1,014,127

NOTE 8 -ASSETS HELD FOR SALE

As a result of the May 11, 2007 settlement agreement and associated rig sale described below in Subsequent Events, we are accounting for these assets in accordance with FAS 144 - Accounting for the Impairment of Disposal of Long-Lived Assets. Per that guideline, we have separated the detail of the individual assets and liabilities related to the settlement agreement and rig sale from our consolidated balance sheet and reflected them into single asset categories, “Assets Held for Sale” and “Liabilities held for Sale”.

The assets and liabilities included in the settlement agreement and associated rig sale are comprised of the following:

Assets:	March 31, 2007	December 31,2006
Equipment (net of accumulated depreciation)	$41,011,205	$41,107,607
Deferred Consulting Fees	4,800,000	4,800,000
Advance on Property Lease	7,500	7,500
Total Assets	$45,818,705	$45,915,107
Liabilities:
Senior Debt	$40,600,000	$40,600,000
Accrued Interest	375,832	375,832
Long Term Consulting Agreement	4,800,000	4,800,000
Total Liabilities	$45,775,832	$45,775,832

NOTE 9 - BUSINESS SEGMENTS

Blast has three reportable segments: (1) Drilling Services, (2) Satellite Communications, and (3) Down-hole Solutions. A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered. Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The table below reports certain financial information by reportable segment:

	Three Months Ended March 31,
	2007	2006
Revenues from external customers
Drilling Services	$1,102,150	$-
Satellite Communications	162,419	291,961
Down-hole Solutions	-	-

	$1,264,569	$291,961

Operating profit (loss):
Drilling Services	$(269,882)	$0
Satellite Communications	45,026	80,743
Down-hole Solutions	(6,794)	(180,319)
Corporate	(1,937,922)	(685,426)

	$(2,169,572)	$(785,002)

Operating profit/(loss) is total operating revenue less operating expenses, selling, general and administrative expenses, depreciation and amortization and bad debts. It does not include other income and expense or income taxes.

NOTE 10 - LITIGATION

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

The Debtors are involved with additional disputes filed in the Bankruptcy Cases, which are classified as either adversary proceedings or contested matters, but which are separate and distinct from proofs of claim that have been or may be filed in the Bankruptcy Cases:

(a) the Debtors filed an adversary proceeding against Second Bridge LLC seeking to invalidate the personal property lien asserted by Second Bridge, to recover preferences and fraudulent transfers and to avoid the consulting services agreement as a fraudulent conveyance. Second Bridge filed a second suit in the form of an adversary proceeding essentially alleging the same claims asserted in the Oklahoma State Court Suit.   Second Bridge and numerous other Thornton entities objected to the debtors planned rig sale but all parties entered into a settlement agreement approved on May 14, 2007 and all claims, including this suit, were mutually released (See Subsequent Events).

(b) the Debtors have sued Saddle Creek Energy Development, a Texas joint venture in the Bankruptcy Court for non-payment of work performed under an IADC drilling contract for EDDO’s Rig #12 that provided for the drilling of three initial wells, and which was subsequently amended to provide for the drilling of an additional three wells as well as providing labor and materials to operate a rig not owned by EDDO and identified as “Saddle Creek’s Falcon Rig #1.” EDDO also filed liens on certain leases and on the Saddle Creek Falcon Rig #1, and has initiated a foreclosure action in the Bankruptcy Court and the foreclosure proceedings are currently scheduled for trial December 1, 2007. On April 23, 2007, Saddle Creek and EDDO entered into a consensual mediated settlement whereby Saddle Creek will pay to EDDO $475,000 and $200,000 on May 15th and June 1st, respectively. In return for payments, EDDO will release all liens filed on Saddle Creek’s assets. This settlement agreement has been filed with the Bankruptcy Court for approval. On May 15, 2007, notwithstanding the agreed settlement and Bankruptcy Court approval, Saddle Creek has failed to perform its obligations and it is anticipated that Eagle will continue with its litigation claims against Saddle Creek in the amount in excess of $3.4 million. In accordance with FAS 5 - Accounting for Gain or Loss Contingencies, the Company has estimated the most reasonable estimate of value of this claim to be based upon the previously agreed to settlement amount of $675,000. This accounting methodology in no way reduces or impacts the full amount of the Company’s claims..

(c) Alberta Energy Partners filed pleadings in the nature of a contested matter asserting that Blast cannot retain its interests under that certain Technology Purchase Agreement entered into by Blast in August, 2005. Blast plans to vigorously defend against such action, and assert rights available to it under the Bankruptcy Code.

(d) the Debtors have requested authority to sell the drilling rigs owned by EDDO to their senior secured lender Laurus Master Fund, Ltd. (“Laurus”) for a consideration equal to the outstanding debt obligations owed to Laurus. The Debtors’ efforts to complete this transaction have been objected to by various entities controlled by Rodney D. Thornton. The Debtors are actively pursuing their right to complete the sale in accordance with the Bankruptcy Code. On May 14, 2007, the Bankruptcy Court approved a settlement agreement between Thornton entities and the Debtors (See Subsequent events).

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of the Company, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  Hallwood alleged Eagle Drilling and EDDO were in breach of the IADC contracts and it ceased performance under the contracts.  Hallwood has claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood has demanded that the remaining balance of funds advanced under the contracts, in the amount of $1.65 million, be returned. The Hallwood suit pending in Tarrant County, Texas is currently stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of the Company and its subsidiary, EDDO. EDDO plans to vigorously contest the claims by Hallwood and, at the appropriate juncture, institute proceedings to prosecute causes of action against Hallwood for its damages arising out of what the Company considers are unjustified terminations of the two IADC contracts. EDDO and Hallwood have discussed potential settlements to this litigation; however, there can be no assurance that any settlement will be reached, or that it will be on favorable terms to EDDO. The parties’ attorneys have agreed to try the case in the US Bankruptcy Court for the Southern District in Houston where the debtor’s petition for reorganization is presently pending. This agreement is subject to approval by the US Bankruptcy Court

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of the Company, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by EDDO and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations. Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  Although the lawsuit filed in Tarrant County was stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of the Company and its subsidiary, EDDO, Quicksilver has removed the lawsuit to the US Bankruptcy Court for the Northern District of Texas. On May 7, 2007 the US Bankruptcy Court for the Northern District of Texas approved the motion filed by EDDO seeking to have the lawsuit transferred to the US Bankruptcy Court for the Southern District of Texas where its petition for reorganization under Chapter 11 of the US Bankruptcy Code is presently pending. EDDO intends to vigorously defend itself in this proceeding and, at the appropriate juncture, institute proceedings to prosecute causes of action against Quicksilver for its damages arising out of what the Company considers are unjustified terminations of the three IADC contracts.

Blast has filed with the Bankruptcy Court that it has estimated that the Hallwood and Quicksilver legal recoveries are in the range of $15-45 million.

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

NOTE 11 - SUBSEQUENT EVENTS

On May 17, 2007 Blast and Eagle have filed their first joint plan of reorganization with the US Bankruptcy Court. This plan outlines the Company’s plan to emerge from Chapter 11 bankruptcy, including proposed short-term and longer-term financing arrangements, provisions to address secured and unsecured creditor claims and other matters required under such a plan.

On May 15, 2007, notwithstanding the agreed settlement and Bankruptcy Court approval, Saddle Creek has failed to perform its obligations and it is anticipated that Eagle will continue with its litigation claims against Saddle Creek in the amount in excess of $3.4 million. In accordance with FAS 5 - Accounting for Gain or Loss Contingencies, the Company has estimated the most reasonable estimate of value of this claim to be based upon the previously agreed to settlement amount of $675,000. This accounting methodology in no way reduces or impacts the full amount of the Company’s claims.

Blast Energy Services, Inc. and Eagle Domestic Drilling Operations LLC (“EDDO”), our wholly owned subsidiary, entered into a settlement with Second Bridge, LLC, Thornton Oilfield Holdings, LLC and various other Thornton entities (the “Thornton Entities”), Laurus Master Fund, Ltd. (“Laurus”), and the Unsecured Creditors Committee (collectively the “Parties” and overall the “Settlement”). The Settlement provides the structure for the satisfaction of several classes of claims against the Company, and forms the basis for treatment of those classes of claims in the Company’s plan of reorganization that will be filed incorporating the benefits of the Settlement. The Settlement was approved by the Bankruptcy Court on May 14, 2007.

In connection with our Bankruptcy proceedings, we previously filed an adversary proceeding against Second Bridge seeking to invalidate the personal property lien asserted by Second Bridge, to recover preferences and fraudulent transfers and to avoid a consulting services agreement as a fraudulent conveyance. Second Bridge subsequently filed a second suit in the form of an adversary proceeding against us, essentially alleging the same claims asserted in Cleveland County, Oklahoma State Court.  Second Bridge also filed an adversary proceeding asserting its lien rights in certain property owned by Eagle. These claims between the Company and Second Bridge are incorporated in the terms of the Settlement and provide the method by which the Second Bridge claims will be treated in the plan of reorganization.

Additionally, the Settlement provides for an agreement with Laurus on the terms of the satisfaction of substantially all of its secured claims against the Company by virtue of the implementation of an asset purchase agreement. The terms of the Settlement, including the satisfaction of the remainder of the Laurus claims, are to be implemented in the plan of reorganization. The Settlement and the treatment of the Laurus secured claims provides for the transfer of five land drilling rigs and associated spare parts to Laurus in settlement of Laurus’ note, accrued interest and default penalties on the note, save and except a residual $2.1 million that will remain as a secured debt owed by the Company to Laurus and which will be provided for in the plan of reorganization consistent with the terms of the Settlement. We previously received objections by the Thornton Entities to the sale. One of the Thornton Entities, Thornton Business Security Trust, is a significant shareholder of the Company.

Further, the Settlement provides for the treatment of several claims made by the Thornton Entities that enable the Company to propose its reorganization plan. More specifically, the Thornton Entities shall dismiss all of their lawsuits against us. The Settlement also provides that Laurus would pay Second Bridge $1.8 million, that we would purchase 900,000 shares of our common stock, currently held by Second Bridge for $900; and that we agree in our reorganization plan to pay Laurus the remainder of its secured claim of $2.1 million as a reimbursement, which payment is secured by all of our assets which Laurus had security interests in at the time we entered bankruptcy, which amount we will carry as a note payable on our balance sheet until paid (the “$2.1 Million Note”). The Settlement provides that full mutual releases of all claims are given among the Company, the Thornton Entities and Laurus, except with respect to the $2.1 Million Note.

The Settlement and our plan of reorganization anticipate that any funds we receive as a result of the sale of any of our assets, accounts receivable collection or favorable judgments we may receive (other than those excluded below) will be split 35%/65%, between Laurus and us, respectively, until such $2.1 Million Note is repaid in full, provided however that Laurus shall have no claim on any insurance refunds received by us and that with respect to the proceeds from our Saddle Creek Energy Development litigation (described in greater detail in item “b” of “Chapter 11 Proceedings” in Note 10 to the consolidated financial statements), we would receive 65% of any such proceeds and Laurus would receive 35% of any such proceeds.

Lastly, the Settlement and our plan of reorganization provide that the remaining shares held by the Thornton Entities will take no action to call or support a special shareholder meeting of the Blast shareholders nor will they vote their shares prior to the effective date of the Debtors’ plan of reorganization; provided, however, that any of them will be entitled to vote their shares on a matter requiring shareholder vote called by a third party shareholder, except with respect to removal of the members of the board of directors or corporate officers as to which they will not be entitled to vote.

On April 1, 2007, subject to the approval of the Bankruptcy Court, (a) Blast entered into a nine month lease (April 2007 - December 2007) for 2,000 square feet of office space for its corporate offices in Houston, Texas at a cost of $2,000 per month. (b) Blast and David Adams agreed that he would remain as President but step down as Co-CEO and reduce his commitment to two days per week. As a result John O’Keefe became CEO and John MacDonald became Executive VP and CFO of the Company. If approved by the Court, these actions represent a significant decrease in overhead expenses from the prior lease and employment arrangements.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Drilling Services

This business segment was acquired in August 2006 and had revenues of $1,102,000 and an operating loss of $270,000 for the three months ended March 31, 2007. The operating loss was generated as a result of revenue shortfalls from low drilling rig utilization rates following the breach of drilling contracts by Hallwood and Quicksilver. As a newly acquired business segment, there are no comparisons to results available from the first quarter of 2006. We transfered substantially all of the assets which make up the drilling services segment to Laurus Master Fund, Ltd. (“Laurus”), in satisfaction of our outstanding note with Laurus, as described below, effective May 14, 2007.

Satellite Communications Services

Satellite Communication Services’ revenues decreased by $130,000 to $162,000 for the three months ended March 31, 2007 compared to $292,000 for the three months ended March 31, 2006. The decrease can be attributed to the loss of services revenue following the cancellation of licenses by the government in Chad and the decision by Calderon not to renew the services contracts on the assets they purchased from Noble, a previous customer of our satellite services. The operating margin from Satellite Communication Services decreased approximately $36,000 to $45,000 for the three months ended March 31, 2007 compared to a margin of $81,000 for the three months ended March 31, 2006.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended March 31, 2007 and 2006. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

There were no Down-hole Solutions’ revenues for the three months ended March 31, 2007 and March 31, 2006. The development of this technology is on hold due to a lack of liquidity during our Chapter 11 proceedings. The operating loss from Down-hole Solutions decreased by $173,000 to a loss of $7,000 for the three months ended March 31, 2007 compared to a loss of $180,000 for the three months ended March 31, 2006. Expenses for 2007 represent basic overhead costs while the expenses for 2006 were primarily labor related associated with designing, testing and repairing the new abrasive fluid jetting process

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased by $1,176,000 to $1,889,000 for the quarter ended March 31, 2007 compared to $713,000 for the quarter ended March 31, 2006. The following table details major components of SG&A expense over the periods (in thousands).

	For the Three Months Ended March 31,		Increase (Decrease)
	2007	2006
Payroll and related costs	$81	$106	$(25)

Option and warrant expense	1,063	93	970

Legal & settlement costs	547	70	477

External services	98	315	(217)

Insurance	41	54	(13)

Travel & entertainment	33	47	(14)

Office rent, Communications etc.	26	28	(2)

	$1,889	$713	$1,176

 For the most part, lower administrative costs were a result of our efforts to reduce overhead costs while in Chapter 11, with the exception of the legal fees associated with the restructuring of the debtors while in bankruptcy, which includes not only debtors counsel but the costs incurred by the creditors committee and its support. Additionally, the calculation of non-cash expense associated with the employee options issued with the rig acquisition caused overall administrative expenses to be significantly higher than for the same period a year ago.

Net Loss

The net loss for the first quarter of 2007 increased substantially to $2.8 million from a loss of $968,000 for the corresponding period in 2006. This increase is primarily related to the higher legal fees as well as option and warrant expense described above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Liquidity and Capital Resources

As of March 31, 2007, we had a cash balance of $339,000 compared to a cash balance of $1.5 million as of December 31, 2006. The decline since year end is due to the absence of any meaningful land drilling rig revenues without relief from continued operating and legal expenses. We continue to utilize cash to fund operations. We have used these proceeds to fund day to day operations and legal support for our Chapter 11 proceedings. As of May 10, 2007, our cash balance was approximately $80,000. In the near term, unless we are able to recover settlement monies for amounts owed under various breached customer contracts or recover owed insurance premium refunds in a timely manner or secure debtor in possession financing, we will be forced to liquidate the remaining assets and wind up our affairs.  On May 17, 2007 Blast and Eagle have filed their first joint plan of reorganization with the US Bankruptcy Court. This plan outlines the Company’s plan to emerge from Chapter 11 bankruptcy, including proposed short-term and longer-term financing arrangements, provisions to address secured and unsecured creditor claims and other matters required under such a plan.

In addition to the $40.6 million senior secured debt owed to Laurus, which we used to fund the Eagle acquisition in August 2006, we have a $1 million note with Berg McAfee secured on the abrasive jetting rig, a $42,500 note that is due on demand, and a $500,000 note due from a legal settlement on June 30, 2007.

We had negative net working capital of $49.2 million and a total accumulated deficit of $71.5 million as of March 31, 2007.

Blast has filed with the Bankruptcy Court that it has estimated that the Hallwood and Quicksilver legal recoveries are in the range of $15-45 million. However, the Company is also subject to certain contingent liabilities relating to litigation matters, including the dispute with Hallwood and other matters before the Bankruptcy Court. An adverse determination in any of these matters could have a material adverse effect on the Company.

Blast Energy Services, Inc. and Eagle Domestic Drilling Operations LLC (“EDDO”), our wholly owned subsidiary, entered into a settlement with Second Bridge, LLC, Thornton Oilfield Holdings, LLC and various other Thornton entities (the “Thornton Entities”), Laurus Master Fund, Ltd. (“Laurus”), and the Unsecured Creditors Committee (collectively the “Parties” and overall the “Settlement”). The Settlement provides the structure for the satisfaction of several classes of claims against the Company, and forms the basis for treatment of those classes of claims in the Company’s plan of reorganization that will be filed incorporating the benefits of the Settlement. The Settlement was approved by the Bankruptcy Court on May 14, 2007.

In connection with our Bankruptcy proceedings, we previously filed an adversary proceeding against Second Bridge seeking to invalidate the personal property lien asserted by Second Bridge, to recover preferences and fraudulent transfers and to avoid a consulting services agreement as a fraudulent conveyance. Second Bridge subsequently filed a second suit in the form of an adversary proceeding against us, essentially alleging the same claims asserted in Cleveland County, Oklahoma State Court.  Second Bridge also filed an adversary proceeding asserting its lien rights in certain property owned by Eagle. These claims between the Company and Second Bridge are incorporated in the terms of the Settlement and provide the method by which the Second Bridge claims will be treated in the plan of reorganization.

Additionally, the Settlement provides for an agreement with Laurus on the terms of the satisfaction of substantially all of its secured claims against the Company by virtue of the implementation of an asset purchase agreement. The terms of the Settlement, including the satisfaction of the remainder of the Laurus claims, are to be implemented in the plan of reorganization. The Settlement and the treatment of the Laurus secured claims provides for the transfer of five land drilling rigs and associated spare parts to Laurus in settlement of Laurus’ note, accrued interest and default penalties on the note, save and except a residual $2.1 million that will remain as a secured debt owed by the Company to Laurus and which will be provided for in the plan of reorganization consistent with the terms of the Settlement. We previously received objections by the Thornton Entities to the sale. One of the Thornton Entities, Thornton Business Security Trust, is a significant shareholder of the Company.

Further, the Settlement provides for the treatment of several claims made by the Thornton Entities that enable the Company to propose its reorganization plan. More specifically, the Thornton Entities shall dismiss all of their lawsuits against us. The Settlement also provides that Laurus would pay Second Bridge $1.8 million, that we would purchase 900,000 shares of our common stock, currently held by Second Bridge for $900; and that we agree in our reorganization plan to pay Laurus the remainder of its secured claim of $2.1 million as a reimbursement, which payment is secured by all of our assets which Laurus had security interests in at the time we entered bankruptcy, which amount we will carry as a note payable on our balance sheet until paid (the “$2.1 Million Note”). The Settlement provides that full mutual releases of all claims are given among the Company, the Thornton Entities and Laurus, except with respect to the $2.1 Million Note.

The Settlement and our plan of reorganization anticipate that any funds we receive as a result of the sale of any of our assets, accounts receivable collection or favorable judgments we may receive (other than those excluded below) will be split 35%/65%, between Laurus and us, respectively, until such $2.1 Million Note is repaid in full, provided however that Laurus shall have no claim on any insurance refunds received by us and that with respect to the proceeds from our Saddle Creek Energy Development litigation (described in greater detail in item “b” of “Chapter 11 Proceedings” in Note 10 to the consolidated financial statements), we would receive 65% of any such proceeds and Laurus would receive 35% of any such proceeds.

Blast is currently in discussions to merge with another energy company that has oil and gas production as well as certain energy service technologies. Discussions are at an early stage and no assurances can be given that such a merger will be consummated or that the economic terms of such a merger would be favorable to Blast shareholders or creditors. Blast is also in discussions with a major data networking company to market its products to existing Blast customers in the Satellite Communications division. Again no assurances can be given that such discussions will result in additional revenues.

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

The Debtors are involved with additional disputes filed in the Bankruptcy Cases, which are classified as either adversary proceedings or contested matters, but which are separate and distinct from proofs of claim that have been or may be filed in the Bankruptcy Cases, which disputes include the following:

(a) the Debtors filed an adversary proceeding against Second Bridge LLC seeking to invalidate the personal property lien asserted by Second Bridge, to recover preferences and fraudulent transfers and to avoid the consulting services agreement as a fraudulent conveyance. Second Bridge filed a second suit in the form of an adversary proceeding essentially alleging the same claims asserted in the Oklahoma State Court Suit.   The Debtors intend to vigorously prosecute their claims for affirmative relief under the Bankruptcy Code and defend themselves in both of these proceedings. Second Bridge and numerous other Thornton entities objected to the debtors planned rig sale but all parties entered into a settlement agreement on May 11, 2007 and all claims, including this suit, were mutually released (See Subsequent Events);

(b) the Debtors have sued Saddle Creek Energy Development, a Texas joint venture in the Bankruptcy Court for non-payment of work performed under an IADC drilling contract for EDDO’s Rig #12 that provided for the drilling of three initial wells, and which was subsequently amended to provide for the drilling of an additional three wells as well as providing labor and materials to operate a rig not owned by EDDO and identified as “Saddle Creek’s Falcon Rig #1.” EDDO also filed liens on certain leases and on the Saddle Creek Falcon Rig #1, and has initiated a foreclosure action in the Bankruptcy Court. The foreclosure proceedings are currently scheduled for trial December 1, 2007. On April 23, 2007, Saddle Creek and EDDO entered into a consensual mediated settlement whereby Saddle Creek will pay to EDDO $475,000 and $200,000 on May 15th and June 1st, respectively. In return for payments, EDDO will release all liens filled on Saddle Creek’s assets. This settlement agreement has been filed with the Bankruptcy Court for approval. On May 15, 2007, notwithstanding the agreed settlement and Bankruptcy Court approval, Saddle Creek has failed to perform its obligations and it is anticipated that Eagle will continue with its litigation claims against Saddle Creek in the amount of approximately $3.4 million. In accordance with FAS 5 - Accounting for Gain or Loss Contingencies, the Company has estimated the most reasonable estimate of value of this claim to be based upon the previously agreed to settlement amount of $675,000. This accounting methodology in no way reduces or impacts the full amount of the Company’s claims;

(c) Alberta Energy Partners filed pleadings in the nature of a contested matter asserting that Blast cannot retain its interests under that certain Technology Purchase Agreement entered into by Blast in August, 2005. Blast plans to vigorously defend against such action, and assert rights available to it under the Bankruptcy Code; and

(d) the Debtors have requested authority to sell the drilling rigs owned by EDDO to their senior secured lender Laurus Master Fund, Ltd. (“Laurus”) for a consideration equal to the outstanding debt obligations owed to Laurus. The Debtors’ efforts to complete this transaction have been objected to by various entities controlled by Rodney D. Thornton. The Debtors are actively pursuing their right to complete the sale in accordance with the Bankruptcy Code. On May 14, 2007, a settlement was reached between Thornton entities and the Debtors (See Subsequent events).

In connection with the Settlement, described above, Rodney D. Thornton and the Thornton Entities, as well as Second Bridge agreed to dismiss their lawsuits and approve the sale of the assets to Laurus, as described in greater detail above.

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of the Company, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  Hallwood alleged Eagle Drilling and EDDO were in breach of the IADC contracts and it ceased performance under the contracts.  Hallwood has claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood has demanded that the remaining balance of funds advanced under the contracts, in the amount of $1.65 million, be returned. The Hallwood suit pending in Tarrant County, Texas is currently stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of the Company and its subsidiary, EDDO. EDDO plans to vigorously contest the claims by Hallwood and, at the appropriate juncture, institute proceedings to prosecute causes of action against Hallwood for its damages arising out of what the Company considers are unjustified terminations of the two IADC contracts. The parties attorneys have agreed to try the case in the US Bankruptcy Court for the Southern District in Houston where the debtor’s petition for reorganization is presently pending. This agreement is subject to approval by the US Bankruptcy Court.

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of the Company, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by EDDO and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations. Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  Although the lawsuit filed in Tarrant County was stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of the Company and its subsidiary, EDDO, Quicksilver has removed the lawsuit to the US Bankruptcy Court for the Northern District of Texas. On May 7, 2007 the US Bankruptcy Court for the Northern District of Texas approved the motion filed by EDDO seeking to have the lawsuit transferred to the US Bankruptcy Court for the Southern District of Texas where its petition for reorganization under Chapter 11 of the US Bankruptcy Code is presently pending. EDDO intends to vigorously defend itself in this proceeding and, at the appropriate juncture, institute proceedings to prosecute causes of action against Quicksilver for its damages arising out of what the Company considers are unjustified terminations of the three IADC contracts.

Blast has filed with the Bankruptcy Court that it has estimated that the Hallwood and Quicksilver legal recoveries are in the range of $15-45 million.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

10.1	Settlement Agreement - incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed May 14, 2007

31.1	Certification of Principal Executive Officer pursuant to Section 302 (1)

31.2	Certification of Principal Accounting Officer pursuant to Section 302 (1)

32.1	Certification of Principal Executive Officer pursuant to Section 1350 (1)

32.2	Certification of Principal Accounting Officer pursuant to Section 1350 (1)

(1)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

	By:	/s/ John O’Keefe, CEO
John O’Keefe
Chief Executive Officer
Principal Executive Officer

Date: May 18, 2007

	By:	/s/ John MacDonald, CFO
John MacDonald
Chief Financial Officer
Principal Accounting Officer

Date: May 18, 2007