Form 10QSB
period 2007-06-30
BLAST ENERGY SERVICES, INC.
filed 2007-08-14
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 14, 2007 is 67,609,904

The common stock of Blast Energy Services, Inc. is traded on the OTC Bulletin Board under the symbol “BESV”.

Transitional Small Business Disclosure Format (check one):     Yes   ☐ No ☒

BLAST ENERGY SERVICES, INC.
(Debtor and Debtor-in-Possession)

BLAST ENERGY SERVICES, INC.
 (Debtor and Debtor-in-Possession)

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current Assets
Cash	$150,859	$1,534,603
Restricted cash	-	56,631
Accounts receivable	912,997	177,737
Other assets	120,507	821,879
Total Current Assets	1,184,363	2,590,850

Intellectual property, net of accumulated amortization of $153,214 and $111,429	1,016,786	1,058,571
Equipment, net of accumulated depreciation of $33,373 and $38,171	1,046,246	1,100,413
Assets held for sale	-	45,915,107
Deferred financing costs	-	1,264,801
Total Assets	$3,247,395	$51,929,742

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$1,275,025	$729,549
Accrued expenses	2,585,778	471,594
Other current liabilities	-	56,631
Deferred revenue	14,713	6,780
Advances-related parties	1,200,000	1,000,000
Notes payable	604,085	1,014,127
Senior debt	2,100,000	-
Liabilities associated with assets held for sale	-	45,775,832
Total Current Liabilities	7,779,601	49,054,513

Long Term Liabilities
Deferred revenue, less current portion	-	1,692,750
Total Liabilities	7,779,601	50,747,263

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares authorized; 67,609,904 shares issued and outstanding	67,610	67,610
Additional paid in capital	70,267,612	69,116,253
Accumulated deficit	(74,867,428)	(68,001,384)

Total Stockholders’ Equity (Deficit)	(4,532,206)	1,182,479

Total Liabilities and Stockholders’ Equity (Deficit)	$3,247,395	$51,929,742

See accompanying notes to consolidated financial statements.

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Drilling Services	$-	$-	$1,102,150	$-
Satellite Communications	111,189	265,082	273,608	557,044
Downhole Solutions	-	14,150	-	14,150
Total Revenue	111,189	279,232	1,375,758	571,194

Cost of Services Provided:
Drilling Services	295,794	-	1,596,868	-
Satellite Communications	104,537	298,126	221,930	503,269
Downhole Solutions	-	300,602	6,794	432,847
Total Cost of Services Provided	400,331	598,728	1,825,592	936,116

Depreciation and amortization	22,907	25,909	142,523	52,622

Gross (Deficit)	(312,049)	(345,405)	(592,357)	(417,544)

Operating Expenses:
Selling, general and administrative	1,007,901	593,522	2,897,165	1,306,386

Operating Loss	(1,319,950)	(938,927)	(3,489,522)	(1,723,930)

Other (Income) Expense:
Other (income)	(35,545)	(39,128)	(35,545)	(81,661)
Interest expense	1,716	29,571	1,370,508	73,448
Loss on sale of equipment	2,033,714	-	2,033,714	-
Loss on extinguishment of debt	17,970	80,000	17,970	262,000
Interest income	(1,101)	-	(10,125)	-

Total other (income)/expense	2,016,754	70,443	3,376,522	253,787

Net Loss	$(3,336,704)	$(1,009,370)	$(6,866,044)	$(1,977,717)

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.10)	$(0.05)
Weighted average shares outstanding	67,609,904	43,697,634	67,609,904	43,199,118

See accompanying notes to consolidated financial statements.

 BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net loss	$(6,866,044)	$(1,977,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	644,000
Option and warrant expense	1,151,359	173,833
Amortization of note discount	-	14,814
Depreciation and amortization	142,523	52,622
Amortization of deferred financing costs	1,264,801	-
Loss on sale of equipment	2,033,714	-
Loss on extinguishment of debt	17,970	262,000
Changes in:
Accounts receivable	(735,260)	20,657
Other current assets	609,984	26,297
Accounts payable	545,476	(48,141)
Accrued expenses	510,585	(100,150)
Deferred revenue	(36,217)	(56,832)

Net Cash Used in Operating Activities	(1,361,109)	(988,617)

Cash Flows From Investing Activities:
Proceeds from restricted cash	46,489	-
Proceeds from sale of equipment	67,500	-
Payments for construction of equipment	-	(68,633)
Purchase of property and equipment	-	(21,885)

Net Cash Used in Investing Activities	113,989	(90,518)

Cash Flows From Financing Activities:
Proceeds from exercise of options and warrants	-	168,885
Proceeds from sale of stock	-	300,000
Proceeds from advances - related parties	200,000	-
Payments on notes payable	(336,624)	(2,500)

Net Cash Provided by Financing Activities	(136,624)	466,385

Net change in cash	(1,383,744)	(612,750)
Cash at beginning of period	1,534,603	835,978

Cash at end of period	$150,859	$223,228

Supplemental disclosures:
Interest paid in cash	$-	$-
Income taxes paid	-	-

Non-Cash Transactions:
Conversion of notes payable to common stock	$-	$550,000
Exchange of rigs for debt	45,822,321	-
Prepaid insurance financed with note payable	112,907	-
Cancellation of insurance finance note	186,325	-
Shares issued for extinguishment of debt and liabilities	-	282,000

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

Blast’s consolidated financial statements include the accounts of Blast and its wholly owned subsidiary, Eagle Domestic Drilling Operations LLC (“EDDO”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications - certain reclassifications of prior year amounts have been made to conform to the current presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a net loss of approximately $3.3 million for the three months ended June 30, 2007, has an accumulated deficit of approximately $75 million and a working capital deficit of $6.6 million as of June 30, 2007 and has several significant future financial obligations. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create an uncertainty as to Blast’s ability to continue as a going concern.

NOTE 3 - INTELLECTUAL PROPERTY

At June 30, 2007 and December 31, 2006, the total cost of the Intellectual Property (“IP”) was $1,170,000 with $153,214 and $111,429, respectively, of accumulated amortization. The patent-pending IP, composed of the 50% ownership in the Alberta Energy Partners’ abrasive fluid jetting technology, is being amortized on a straight-line method over the life of the patent, which is 14 years.

NOTE 4 - DEFERRED REVENUE

Blast bills some of its satellite bandwidth contracts in advance over periods ranging from 3 to 36 months. Blast recognizes revenue evenly over the contract term. Deferred revenue related to satellite services totaled $14,713 at June 30, 2007, all of which are expected be recognized in the next twelve months.

NOTE 5 - ADVANCES - RELATED PARTIES

During June 2007, Blast agreed to a $500,000 debtor-in-possession financing arrangement with Berg McAfee Companies, funded by Eric McAfee and Clyde Berg, each of whom are considered significant shareholders of Blast. As of June 30, 2007, Blast has borrowed $200,000 under this arrangement. The financing carries interest at 8% and is secured by certain insurance refunds and receivables from Saddle Creek Energy Development, a drilling services customer.

During 2005 under the agreement to develop its initial abrasive jetting rig with Berg McAfee Companies $1 million of rig funding was received. These loans bear interest at rates ranging from 5% to 8% and accrued interest has not been paid. The loan matured on March 31, 2007 and was not paid subject to the Chapter 11 proceedings.

NOTE 6 - RELATED PARTY TRANSACTIONS

Blast and EDDO entered into a settlement with Second Bridge, LLC, Thornton Oilfield Holdings, LLC and various other Thornton entities (the “Thornton Entities”), Laurus Master Fund, Ltd. (“Laurus”), and the Unsecured Creditors Committee (collectively the “Parties” and overall the “Settlement”). The Settlement provides the structure for the satisfaction of several classes of claims against the Company, and forms the basis for treatment of those classes of claims in Blast's plan of reorganization that incorporated the benefits of the Settlement. The Settlement was approved by the Bankruptcy Court on May 14, 2007.

In connection with our Bankruptcy proceedings, we previously filed an adversary proceeding against Second Bridge LLC (“Second Bridge”) seeking to invalidate the personal property lien asserted by Second Bridge, to recover preferences and fraudulent transfers and to avoid a consulting services agreement as a fraudulent conveyance. Second Bridge subsequently filed a second suit in the form of an adversary proceeding against us, essentially alleging the same claims asserted in Cleveland County, Oklahoma State Court.  Second Bridge also filed an adversary proceeding asserting its lien rights in certain property owned by Eagle. These claims between Blast and Second Bridge are incorporated in the terms of the Settlement and provide the method by which the Second Bridge claims will be treated in the plan of reorganization.

Additionally, the Settlement provides for an agreement with Laurus on the terms of the satisfaction of substantially all of its secured claims against the Company by virtue of the implementation of an asset purchase agreement. The terms of the Settlement, including the satisfaction of the remainder of the Laurus claims, are to be implemented in the plan of reorganization. The Settlement and the treatment of the Laurus secured claims provides for the transfer of five land drilling rigs and associated spare parts to Laurus in settlement of Laurus’ note, accrued interest and default penalties on the note, save and except a residual $2.1 million that will remain as a secured debt owed by Blast to Laurus and which will be provided for in the plan of reorganization consistent with the terms of the Settlement. We previously received objections by the Thornton Entities to the sale. One of the Thornton Entities, Thornton Business Security Trust, is a significant shareholder of Blast.

Further, the Settlement provides for the treatment of several claims made by the Thornton Entities that enable Blast to propose its reorganization plan. More specifically, the Thornton Entities shall dismiss all of their lawsuits against us. The Settlement also provides that Laurus will pay Second Bridge $1.8 million, that we will purchase 900,000 shares of our common stock, currently held by Second Bridge for $900; and that we agree in our reorganization plan to pay Laurus the remainder of its secured claim of $2.1 million as a reimbursement, which payment is secured by all of our assets which Laurus had security interests in at the time we entered bankruptcy, which amount we will carry as a note payable on our balance sheet until paid (the “$2.1 Million Senior Note”). The Settlement provides that full mutual releases of all claims are given among Blast, the Thornton Entities and Laurus, except with respect to the $2.1 Million Senior Note.

The Settlement and our plan of reorganization anticipate that any funds we receive as a result of the sale of any of our assets, accounts receivable collection or favorable judgments we may receive (other than those excluded below) will be split 65%/35% between Laurus and us, respectively, until such $2.1 Million Senior Note is repaid in full, provided however that Laurus shall have no claim on any insurance refunds received by us and that with respect to the proceeds from our Saddle Creek Energy Development litigation (described in greater detail in item “a” of “Chapter 11 Proceedings” in Note 10 to the consolidated financial statements), we will receive 65% of any such proceeds and Laurus will receive 35% of any such proceeds.

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

NOTE 7 -CURRENT NOTES PAYABLE

Notes payable at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Steinberger settlement	500,000	500,000
Note payable, Ideal Premium Finance, 8.95%	-	471,627
Note payable, Ideal Premium Finance, 8.06%	61,585	-
Note payable, individual, 10% due on demand	42,500	42,500

	$ 604,085	$ 1,014,127

NOTE 8 -ASSETS SOLD

As a result of the settlement agreement and associated rig sale described in Note 6 above, these assets are accounted for pursuant to FAS 144 - Accounting for the Impairment of Disposal of Long-Lived Assets. Accordingly, the detail of the individual assets and liabilities related to the settlement agreement and rig sale were separated on the December 31, 2006 consolidated balance sheet and reflected in the single asset categories, “Assets Held for Sale” and “Liabilities held for Sale”.

The assets and liabilities included in the settlement agreement and associated rig sale are comprised of the following:

Assets:	June 30, 2007	December 31, 2006
Equipment (net of accumulated depreciation)	$-	$41,107,607
Deferred consulting fees	-	4,800,000
Advance on property lease	-	7,500
Accounts receivable	682,500	-
Total Assets	$682,500	$45,915,107

Liabilities:
Senior debt	$2,100,000	$40,600,000
Accrued interest	-	375,832
Long term consulting agreement	-	4,800,000
Total Liabilities	$2,100,000	$45,775,832

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues from external customers
Drilling Services	$-	$-	$1,102,150	$-
Satellite Communications	111,189	265,082	273,608	557,044
Down-hole Solutions	-	14,150	-	14,150

	$111,189	$279,232	1,375,758	571,194

Operating profit (loss):
Drilling Services	$(302,987)	$-	$(607,312)	$-
Satellite Communications	6,652	(41,029)	51,678	39,719
Down-hole Solutions	-	(337,467)	(6,794)	(517,786)
Corporate	(1,023,615)	(560,436)	(2,927,094)	(1,245,863)

	$(1,319,950)	$(938,927)	$(3,489,522)	$(1,723,930)

1-
Operating profit/(loss) is total operating revenue less operating expenses, selling, general and administrative expenses, depreciation and amortization and bad debts. It does not include other income and expense or income taxes.

2-
During the second quarter of 2007, with the transfer of our land drilling rig assets to Laurus in satisfaction of our outstanding note with Laurus (see note 6 to the financial statements), this business segment ceased operations and will have no future contribution to revenue, expense or operating profit or loss.

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

On May 17, 2007 Blast and Eagle filed their first joint plan of reorganization with the US Bankruptcy Court. This plan outlines Blast’s plan to emerge from Chapter 11 bankruptcy, including proposed short-term and longer-term financing arrangements, provisions to address secured and unsecured creditor claims and other matters required under such a plan. This plan further proposes that Blast will remain as an ongoing business by sustaining its satellite services business, developing a new digital oilfield services business and redeveloping the abrasive fluid jetting business following the receipt of damage claim proceeds from favorable outcomes to the Hallwood and Quicksilver lawsuits.

On June 1, 2007, Blast and Eagle filed their disclosure statement and submitted it for approval. Objections were received and the disclosure statement has not yet been approved. A hearing is scheduled for August 22, 2007. There is no assurance that the plan as presently proposed will not be significantly amended or that any plan will be confirmed.

As of the date of the Chapter 11 filing, then pending litigation against the Debtors was automatically stayed pursuant to 11 USC.§ 362. Absent termination or modification of the automatic stay by order of the Bankruptcy Court, litigants may not take any action to recover on pre-petition claims against the Debtors. These stayed lawsuits include a complaint in Franklin County, Arkansas filed by Chrisman Ready Mix claiming approximately $126,000 for drilling rig transportation expenses incurred on behalf of the Debtors. All such pre-petition claims will be resolved in the Bankruptcy Cases.

The Debtors are involved with additional disputes filed in the Bankruptcy Cases, which are classified as either adversary proceedings or contested matters, but which are separate and distinct from proofs of claim that have been or may be filed in the Bankruptcy Cases:

(a) the Debtors have sued Saddle Creek Energy Development, a Texas joint venture, in the Bankruptcy Court for non-payment for work performed under an IADC drilling contract for EDDO’s Rig #12 that provided for the drilling of three initial wells, and which was subsequently amended to provide for the drilling of an additional three wells as well as providing labor and materials to operate a rig not owned by EDDO and identified as “Saddle Creek’s Falcon Rig #1.” EDDO also filed liens on certain leases and on the Saddle Creek Falcon Rig #1. On April 23, 2007, Saddle Creek and EDDO entered into a consensual mediated settlement whereby Saddle Creek agreed to pay to EDDO $475,000 and $200,000 on May 15th and June 1st, respectively. In return for payments, EDDO will release all liens filed on Saddle Creek’s assets. This settlement agreement has been filed with the Bankruptcy Court for approval. Notwithstanding the agreed settlement and Bankruptcy Court approval, Saddle Creek has failed to perform its obligations and on May 15, 2007 filed for protection under Chapter 11. In accordance with FAS 5 - Accounting for Gain or Loss Contingencies, Blast has estimated the most reasonable estimate of value of this claim to be based upon the previously agreed to settlement amount and interest awarded by the Court of $682,500. While no assurance can be provided that the Company will recover amounts owed pursuant to the settlement, due to the fact that Saddle Creek’s bankruptcy filing indicated that they are still a solvent entity, management believes that it is a valid receivable at this time; and

(b) Alberta Energy Partners filed pleadings in the nature of a contested matter asserting that Blast cannot retain its interests under that certain Technology Purchase Agreement entered into by Blast in August, 2005. Blast plans to vigorously defend against such action, and assert rights available to it under the Bankruptcy Code. Alberta has also requested that the pending Chapter 11 cases be converted to Chapter 7 cases or, alternatively, that a trustee be appointed.

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary Blast, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  Hallwood alleged Eagle Drilling and EDDO were in breach of the IADC contracts and it ceased performance under the contracts.  Hallwood has claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood has demanded that the remaining balance of funds advanced under the contracts, in the amount of $1.65 million, be returned. The Hallwood suit pending in Tarrant County, Texas is currently stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of Blast and its subsidiary, EDDO. EDDO plans to vigorously contest the claims by Hallwood and, at the appropriate juncture, institute proceedings to prosecute causes of action against Hallwood for its damages arising out of what Blast considers are unjustified terminations of the two IADC contracts. EDDO and Hallwood have discussed potential settlements to this litigation; however, there can be no assurance that any settlement will be reached, or that it will be on favorable terms to EDDO. The parties’ attorneys have agreed to try the case in the US Bankruptcy Court for the Southern District in Houston where the debtor’s petition for reorganization is presently pending. This agreement was approved by the US Bankruptcy Court and a trial date has been scheduled for mid-April, 2008.

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by EDDO and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations. Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  Although the lawsuit filed in Tarrant County was stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of Blast and its subsidiary, EDDO, Quicksilver has removed the lawsuit to the US Bankruptcy Court for the Northern District of Texas. On May 7, 2007 the US Bankruptcy Court for the Northern District of Texas approved the motion filed by EDDO seeking to have the lawsuit transferred to the US Bankruptcy Court for the Southern District of Texas where its petition for reorganization under Chapter 11 of the US Bankruptcy Code is presently pending. Subsequent to the transfer the parties entered a stipulation that the lawsuit would be tried in the Bankruptcy Court before a jury. EDDO intends to vigorously defend itself in this proceeding and, at the appropriate juncture, institute proceedings to prosecute causes of action against Quicksilver for its damages arising out of what Blast considers are unjustified terminations of the three IADC contracts.

Blast has filed with the Bankruptcy Court that it has estimated that the Hallwood and Quicksilver legal recoveries are in the range of $15 million to $45 million, of which there can be no assurance. Furthermore, there can be no assurance that any judgment will be received from the pending litigation or that if received, such judgment will be collectible.

Steinberger Derivative Lawsuit
Blast entered into a settlement agreement with Mr. Steinberger in August 2005 in full settlement of a lawsuit for wrongful dismissal between the parties. Such settlement has resulted in the creation of a $500,000 interest free note being made in favor of Mr. Steinberger on Blast’s books payable at June 30, 2007. Subsequently, Blast has been named as a party in the derivative lawsuit between Mr. Steinberger and his attorney, Mr. Sessions. Blast believes it has no liability arising from this dispute and is defending its interests in the case.

General
Other than the aforementioned legal matters, Blast is not aware of any other pending or threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

As part of its regular operations, Blast may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters. Although Blast can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on Blast, except as described above, Blast believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on Blast‘s financial condition or results of operations.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Drilling Services

The Drilling Services’ business segment was acquired in August 2006 and had revenues of $-0- and an operating loss of $303,000 for the three months ended June 30, 2007. The operating loss is a result of the costs associated with maintaining the rig business until it could be sold as part of the settlement agreement. During the second quarter of 2007, with the transfer of our land drilling rig assets to Laurus in satisfaction of our outstanding note with Laurus (see note 6 to the financial statements), this business segment ceased operations and will have no future contribution to revenue, expense or operating profit or loss.

Satellite Communications Services

Satellite Communication Services’ revenues decreased by $164,000 to $111,000 for the three months ended June 30, 2007 compared to $265,000 for the three months ended June 30, 2006. The decrease is primarily a result of the loss of services revenue following the cancellation of licenses by the government in Chad, the decision by Coldren Resources LP on not to renew the services contracts on the assets they purchased from Noble Energy, Inc., a previous customer of our satellite services and some difficulty renewing existing contracts while in Chapter 11. The operating margin from Satellite Communication Services increased approximately $48,000 to $7,000 for the three months ended June 30, 2007 compared to a deficit of $41,000 for the three months ended June 30, 2006. This increase is primarily related to a reduction of payroll and overhead costs while certain employee efforts were temporarily shifted to assist in the Drilling Services business.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended June 30, 2007 and 2006. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

There were no Down-hole Solutions’ revenues for the three months ended June 30, 2007 and June 30, 2006. The development of this technology is on hold due to a lack of liquidity during our Chapter 11 proceedings. The operating loss from Down-hole Solutions decreased by approximately $337,000 to a loss of -0- for the three months ended June 30, 2007 compared to a loss of approximately $337,000 for the three months ended June 30, 2006. Expenses for 2006 were primarily labor related associated with designing, testing and repairing the new abrasive fluid jetting process.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased by approximately $414,000 to $1,008,000 for the quarter ended June 30, 2007 compared to $594,000 for the quarter ended June 30, 2006. The following table details major components of SG&A expense over the periods (in thousands).

	For the Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2007	2006
Payroll and related costs	$ 109	$ 191	$ (82)
Option and warrant expense	88	80	8
Legal fees & settlements	593	66	527
External services	138	109	29
Insurance	40	90	(50)
Travel & entertainment	21	41	(20)
Office rent, communications, misc.	18	17	1
	$ 1,008	$ 594	$ 414

For the most part, lower administrative costs were a result of our efforts to reduce overhead costs while in Chapter 11. However, the main factor leading to the increase in SG&A expenses was increased legal fees associated with the restructuring of the debtors while in bankruptcy, which includes not only the debtors counsel but the costs incurred by the creditors committee and its support, during the three months ended June 30, 2007, which expenses were not present during the three months ended June 30, 2006, as we were not in bankruptcy at that time.

Net Loss

The net loss for the second quarter of 2007 increased substantially to $3.3 million from a loss of $1 million for the corresponding period in 2006. This increase is primarily related to the loss on sale of equipment related to the Laurus transaction (see note 6 to the financial statments) and increased legal fees associated with the bankruptcy proceedings. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Drilling Services

This business segment was acquired in August 2006 and had revenues of $1,102,000 and an operating loss of $607,000 for the six months ended June 30, 2007. The operating loss was primarily related to low drilling rig utilization rates following the breach of drilling contracts by Hallwood and Quicksilver and the costs associated with maintaining the rig business until it could be sold as part of the settlement agreement. As a newly acquired business segment, there are no comparisons to results available from the six months ended June 30, 2006. During the second quarter of 2007, with the transfer of our land drilling rig assets to Laurus in satisfaction of our outstanding note with Laurus (see note 6 to the financial statements), this business segment ceased operations and will have no future contribution to revenue, expense or operating profit or loss.

Satellite Communications Services

Satellite Communication Services’ revenues decreased by approximately $283,000 to $274,000 for the six months ended June 30, 2007 compared to $557,000 for the six months ended June 30, 2006. The decrease can be attributed to the loss of services revenue following the cancellation of licenses by the government in Chad, the decision by Coldren Resources LP on not to renew the services contracts on the assets they purchased from Noble Energy, Inc, a previous customer of our satellite services and some difficulty renewing existing contracts while in Chapter 11. The operating margin from Satellite Communication Services increased approximately $12,000 to $52,000 for the six months ended June 30, 2007 compared to a margin of $40,000 for the six months ended June 30, 2006. This increase is primarily related to a reduction of payroll and overhead costs while certain employee efforts were temporarily shifted to assist in the Drilling Services business.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the six months ended June 30, 2007 and 2006. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

There were no Down-hole Solutions’ revenues for the six months ended June 30, 2007 and June 30, 2006. The development of this technology is on hold due to a lack of liquidity during our Chapter 11 proceedings. The operating loss from Down-hole Solutions decreased by $511,000 to a loss of $7,000 for the six months ended June 30, 2007 compared to a loss of $518,000 for the three months ended June 30, 2006. Expenses for 2007 represent minor overhead costs to put the business on hold while the expenses for 2006 were primarily labor related associated with designing, testing and repairing the new abrasive fluid jetting process.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased by approximately $1,591,000 to $2,897,000 for the six months ended June 30, 2007 compared to $1,306,000 for the six months ended June 30, 2006. The following table details major components of SG&A expense over the periods (in thousands).

	For the Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2007	2006
Payroll and related costs	$ 190	$ 296	$ (106)
Option and warrant expense	1,151	173	978
Legal fees & settlements	1,199	136	1,063
External services	235	424	(189)
Insurance	21	144	(123)
Travel & entertainment	54	88	(34)
Office rent, communications, misc.	47	45	2
	$ 2,897	$ 1,306	$ 1,591

 For the most part, lower administrative costs were a result of our efforts to reduce overhead costs while in Chapter 11. The main reason for the increase in SG&A expenses was a result of increased legal fees associated with the restructuring of the debtors while in bankruptcy, which includes not only debtors counsel but the costs incurred by the creditors committee and its support, which expenses were not present during the six months ended June 30, 2006. Additionally, the calculation of non-cash expense associated with the employee options issued with the rig acquisition caused overall administrative expenses to be significantly higher than for the same period a year ago.

Net Loss

The net loss for the six months ended June 30, 2007 increased substantially to $6.9 million from a loss of $2.0 for the corresponding period in 2006. This increase is primarily related to the loss on sale of equipment related to the Laurus transaction (see note 6 to the financial statements) and higher legal fees as well as option and warrant expense described above. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Liquidity and Capital Resources

As of June 30, 2007, we had a cash balance of $150,859 compared to a cash balance of $1.5 million as of December 31, 2006. The decline since year end is due to the absence of any meaningful land drilling rig revenues without relief from continued operating and legal expenses. We continue to utilize cash to fund operations. We have used these proceeds to fund day to day operations and legal support for our Chapter 11 proceedings. As of August 10, 2007, our cash balance was approximately $125,000, which includes the benefit of a $200,000 DIP loan described above (see note 5 to the financial statements). In the near term, unless we are able to recover settlement monies for amounts owed under various breached customer contracts in a timely manner or secure additional debtor in possession financing, we will be forced to liquidate the remaining assets and wind up our affairs.

On May 17, 2007 Blast and Eagle filed their first joint plan of reorganization with the US Bankruptcy Court. This plan outlines the Company’s plan to emerge from Chapter 11 bankruptcy, including proposed short-term and longer-term financing arrangements, provisions to address secured and unsecured creditor claims and other matters required under such a plan. This plan further proposes that Blast will remain as an ongoing business by sustaining its satellite services business, developing a new digital oilfield services business and redeveloping the abrasive fluid jetting business following the receipt of damage claim proceeds from favorable outcomes to the Hallwood and Quicksilver lawsuits.

On June 1 Blast and Eagle filed their disclosure statement and submitted it for approval. Objections were received and the disclosure statement has not yet been approved. A hearing is scheduled for August 22, 2007. There is no assurance that the plan as presently proposed will not be significantly amended or that any plan will be confirmed.

In addition to the $2.1 million Senior Note owed to Laurus, we have a $1 million note with Berg McAfee secured on the abrasive jetting rig, a $42,500 note that is due on demand, and a $500,000 note due from a legal settlement.

We had negative net working capital of $6.6 million and a total accumulated deficit of $75 million as of June 30, 2007.

Blast has filed with the Bankruptcy Court that it has estimated that the Hallwood and Quicksilver legal recoveries are in the range of $15 million to $45 million, however, the Company is also subject to certain contingent liabilities relating to litigation matters, including the dispute with Hallwood and other matters before the Bankruptcy Court. An adverse determination in any of these matters could have a material adverse effect on the Company.

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

On May 17, 2007 Blast and Eagle filed their first joint plan of reorganization with the US Bankruptcy Court. This plan outlines Blast’s plan to emerge from Chapter 11 bankruptcy, including proposed short-term and longer-term financing arrangements, provisions to address secured and unsecured creditor claims and other matters required under such a plan. This plan further proposes that Blast will remain as an ongoing business by sustaining its satellite services business, developing a new digital oilfield services business and redeveloping the abrasive fluid jetting business following the receipt of damage claim proceeds from favorable outcomes to the Hallwood and Quicksilver lawsuits.

On June 1 Blast and Eagle filed their disclosure statement and submitted it for approval. Objections were received and the disclosure statement has not yet been approved. A hearing is scheduled for August 22, 2007. There is no assurance that the plan as presently proposed will not be significantly amended or that any plan will be confirmed.

As of the date of the Chapter 11 filing, then pending litigation against the Debtors was automatically stayed pursuant to 11 USC.§ 362. Absent termination or modification of the automatic stay by order of the Bankruptcy Court, litigants may not take any action to recover on pre-petition claims against the Debtors. These stayed lawsuits include a complaint in Franklin County, Arkansas filed by Chrisman Ready Mix claiming approximately $126,000 for drilling rig transportation expenses incurred on behalf of the Debtors. All such pre-petition claims will be resolved in the Bankruptcy Cases.

The Debtors are involved with additional disputes filed in the Bankruptcy Cases, which are classified as either adversary proceedings or contested matters, but which are separate and distinct from proofs of claim that have been or may be filed in the Bankruptcy Cases:

(a) the Debtors have sued Saddle Creek Energy Development, a Texas joint venture, in the Bankruptcy Court for non-payment for work performed under an IADC drilling contract for EDDO’s Rig #12 that provided for the drilling of three initial wells, and which was subsequently amended to provide for the drilling of an additional three wells as well as providing labor and materials to operate a rig not owned by EDDO and identified as “Saddle Creek’s Falcon Rig #1.” EDDO also filed liens on certain leases and on the Saddle Creek Falcon Rig #1. On April 23, 2007, Saddle Creek and EDDO entered into a consensual mediated settlement whereby Saddle Creek agreed to pay to EDDO $475,000 and $200,000 on May 15th and June 1st, respectively. In return for payments, EDDO will release all liens filed on Saddle Creek’s assets. This settlement agreement has been filed with the Bankruptcy Court for approval. Notwithstanding the agreed settlement and Bankruptcy Court approval, Saddle Creek has failed to perform its obligations and on May 15, 2007 filed for protection under Chapter 11. In accordance with FAS 5 - Accounting for Gain or Loss Contingencies, Blast has estimated the most reasonable estimate of value of this claim to be based upon the previously agreed to settlement amount and interest awarded by the Court of $682,500. While no assurance can be provided that the Company will recover amounts owed pursuant to the settlement, due to the fact that Saddle Creek’s bankruptcy filing indicated that they are still a solvent entity, management believes that it is a valid receivable at this time; and

(b) Alberta Energy Partners filed pleadings in the nature of a contested matter asserting that Blast cannot retain its interests under that certain Technology Purchase Agreement entered into by Blast in August, 2005. Blast plans to vigorously defend against such action, and assert rights available to it under the Bankruptcy Code. Alberta has also requested that the pending Chapter 11 cases be converted to Chapter 7 cases or, alternatively, that a trustee be appointed.

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of the Company, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  Hallwood alleged Eagle Drilling and EDDO were in breach of the IADC contracts and it ceased performance under the contracts.  Hallwood has claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood has demanded that the remaining balance of funds advanced under the contracts, in the amount of $1.65 million, be returned. The Hallwood suit pending in Tarrant County, Texas is currently stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of the Company and its subsidiary, EDDO. EDDO plans to vigorously contest the claims by Hallwood and, at the appropriate juncture, institute proceedings to prosecute causes of action against Hallwood for its damages arising out of what Blast considers are unjustified terminations of the two IADC contracts. EDDO and Hallwood have discussed potential settlements to this litigation; however, there can be no assurance that any settlement will be reached, or that it will be on favorable terms to EDDO. The parties’ attorneys have agreed to try the case in the US Bankruptcy Court for the Southern District in Houston where the debtor’s petition for reorganization is presently pending. This agreement was approved by the US Bankruptcy Court and a trial date has been scheduled for mid-April, 2008.

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of the Company, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by EDDO and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations. Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  Although the lawsuit filed in Tarrant County was stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of the Company and its subsidiary, EDDO, Quicksilver has removed the lawsuit to the US Bankruptcy Court for the Northern District of Texas. On May 7, 2007 the US Bankruptcy Court for the Northern District of Texas approved the motion filed by EDDO seeking to have the lawsuit transferred to the US Bankruptcy Court for the Southern District of Texas where its petition for reorganization under Chapter 11 of the US Bankruptcy Code is presently pending. Subsequent to the transfer the parties entered a stipulation that the lawsuit would be tried in the Bankruptcy Court before a jury. EDDO intends to vigorously defend itself in this proceeding and, at the appropriate juncture, institute proceedings to prosecute causes of action against Quicksilver for its damages arising out of what Blast considers are unjustified terminations of the three IADC contracts.

Blast has filed with the Bankruptcy Court that it has estimated that the Hallwood and Quicksilver legal recoveries are in the range of $15 million to $45 million, of which there can be no assurance. Furthermore, there can be no assurance that any judgment will be received from the pending litigation or that if received, such judgment will be collectible.

Steinberger Derivative Lawsuit
Blast entered into a settlement agreement with Mr. Steinberger in August 2005 in full settlement of a lawsuit for wrongful dismissal between the parties. Such settlement has resulted in the creation of a $500,000 interest free note being made in favor of Mr. Steinberger on Blast’s books paybable at June 30, 2007. Subsequently, Blast has been named as a party in the derivative lawsuit between Mr. Steinberger and his attorney, Mr. Sessions. Blast believes it has no liability arising from this dispute and is defending its interests in the case.

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

Blast Energy Services, Inc.

	By:	/s/ John O’Keefe, CEO
John O’Keefe
Chief Executive Officer and Principal Executive Officer

Date: August 14, 2007

	By:	/s/ John MacDonald, CFO
John MacDonald
Chief Financial Officer and Principal Accounting Officer

Date: August 14, 2007