Form 10QSB
period 2007-09-30
BLAST ENERGY SERVICES, INC.
filed 2007-11-16
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, & 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes   ☐ No   ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of November 12, 2007 is 51,127,404

The common stock of Blast Energy Services, Inc. is traded on the OTC Bulletin Board under the symbol “BESV”.

Transitional Small Business Disclosure Format (check one):     Yes   ☐ No   ☒

BLAST ENERGY SERVICES, INC.
 (Debtor and Debtor-in-Possession)

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
Assets

Current Assets:
Cash	$72,718	$1,534,603
Restricted cash	-	56,631
Accounts receivable, net	90,373	118,410
Current assets of discontinued operations	682,500	2,612,126
Other assets	88,237	76,580
Total Current Assets	933,828	4,398,350

Intellectual property, net of accumulated amortization of $174,107 and $111,429	995,893	1,058,571
Equipment, net of accumulated depreciation of $33,337 and $38,171	1,045,778	1,109,455
Non-current assets of discontinued operations	-	45,363,366
Total Assets	$2,975,499	$51,929,742

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$1,031,035	$455,967
Accrued expenses	888,601	465,280
Deferred revenue	11,080	6,780
Advances-related parties	1,300,000	1,000,000
Notes payable	573,293	542,500
Senior debt	2,100,000	-
Current liabilities of discontinued operations	2,133,869	43,539,836
Total Current Liabilities	8,037,878	46,010,363

Long Term Liabilities:
Deferred revenue, less current portion	-	44,150
Long term liabilities of discoontinued operations	-	4,692,750
Total Liabilities	8,037,878	50,747,263

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common Stock, $.001 par value, 100,000,000 shares authorized;
51,127,404 shares issued and outstanding	51,127	67,610
Additional paid-in capital	70,359,869	69,116,253
Accumulated deficit	(75,473,375)	(68,001,384)
Total Stockholders' Equity (Deficit)	(5,062,379)	1,182,479

Total Liabilities and Stockholders' Equity (Deficit)	$2,975,499	$51,929,742

See accompanying notes to consolidated financial statements

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine  and Three Months Ended September 30, 2007 and 2006
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Satellite Communications	80,151	251,714	353,759	808,758
Down-hole Solutions	-	-	-	14,150
Total revenue	80,151	251,714	353,759	822,908

Cost of services provided:
Satellite Communications	103,267	200,454	325,197	703,723
Down-hole Solutions	-	326,686	6,793	759,533
Total cost of services provided	103,267	527,140	331,990	1,463,256

Depreciation and amortization	22,995	26,559	70,322	79,181

Gross (deficit)	(46,111)	(301,985)	(48,553)	(719,529)

Operating expenses:
Selling, general and administrative	602,839	914,614	3,482,606	2,221,000
Bad debts expense (recoveries)	-	(10,290)	-	(10,290)

Operating loss	(648,950)	(1,206,309)	(3,531,159)	(2,930,239)

Other (income) expense:
Other (income)	(47,541)	(10,524)	(83,086)	(92,185)
Interest expense	2,375	1,130,132	97,957	1,203,579
Loss on extinguishment of debt	-	-	17,970	262,000
Total other (income)/expense	(45,166)	1,119,608	32,841	1,373,394

Loss from continuing operations	(603,784)	(2,325,917)	(3,564,000)	(4,303,633)

Discontinued operations:
Loss from operations	(2,163)	(835,846)	(1,874,277)	(835,846)
Loss on sale of equipment	-	-	(2,033,714)	-
Loss from discontinued operations	(2,163)	(835,846)	(3,907,991)	(835,846)

Net loss	$(605,947)	$(3,161,763)	$(7,471,991)	$(5,139,479)

Basic and diluted net loss per share
Continuing operations	$(0.01)	$(0.04)	$(0.06)	$(0.09)
Discontinued operations	$-	$(0.02)	$(0.05)	$(0.02)
Net loss	$(0.01)	$(0.06)	$(0.11)	$(0.11)

Weighted average shares outstanding	60,245,040	52,589,643	65,127,972	46,363,690

See accompanying notes to consolidated financial statements

BLAST ENERGY SERVICES, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited)
	2007	2006
Cash flows from operating activities:
Net loss	$(7,471,991)	$(5,139,479)
Loss from discontinued operations	$3,907,991	$835,846
Loss from continuing operations	$(3,564,000)	$(4,303,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,322	279,857
Option and warrant expense	1,230,649	341,901
Loss on extinguishment of debt	17,970	262,000
Stock issued for services	-	644,000
Amortization of note discount	-	603,992
Receivable from related party	-	3,600
Bad debt provisions	-	(10,290)
Change in:
Accounts receivable	24,537	(15,251)
Other current assets	83,280	(256,081)
Accounts payable	575,068	902,044
Accrued expenses	423,321	328,956
Deferred revenue	(39,850)	(67,906)
Net cash used in operating activities	(1,178,703)	(1,286,811)

Cash flows from investing activities:

Investment in restricted cash	46,489	(704,750)
Purchase of property and equipment	(1,634)	(300,163)
Construction of equipment	-	(127,303)
Net cash provided by investing activities	44,855	(1,132,216)

Cash flows from financing activities:
Purchase of treasury stock	(16)	-
Proceeds from exercise of options and warrants	-	211,778
Borrowngs on debt	300,000	-
Principal payments on long term debt	(82,114)	(2,500)
Net cash provided by financing activities	217,870	209,278

Discontinued operations:
Discontinued operating activities	(328,104)	(767,817)
Discontinued investing activities	67,500	(47,351,400)
Discontinued financing activities	(285,303)	53,362,521
Net cash provided by discontinued operations	(545,907)	5,243,304

Net change in cash	(1,461,885)	3,033,555
Cash at beginning of period	1,534,603	835,978

Cash at end of period	$72,718	$3,869,533

Cash paid for:
Interest	$-	$84,865
Income taxes	-	-

Non-Cash Transactions:
Shares issued for acquisition of Eagle	$-	$3,120,000
Warrants issued for acquisition of Eagle	-	18,286,835
Conversion of notes payable to common stock	-	550,000
Additional shares issued for interest payable	-	17,666
Shares issued for accounts payable	-	27,000
Long-term payable for consulting agreement	-	5,400,000
Shares issued for equipment	-	20,000
Exchange of rigs for debt	45,822,321	-
Prepaid insurance financed with note payable	112,907	-
Cancellation of insurance finance note	186,325	-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a net loss of $0.6 million for the three months ended September 30, 2007, has an accumulated deficit of $75.5 million and a working capital deficit of $7.1 million as of September 30, 2007 and has several significant future financial obligations. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create an uncertainty as to Blast’s ability to continue as a going concern.

NOTE 3 – INTELLECTUAL PROPERTY

At September 30, 2007 and December 31, 2006, the total cost of the Intellectual Property (“IP”) was $1,170,000 with $174,107 and $111,429, respectively, of accumulated amortization. The patent-pending IP, composed of the 50% ownership in the Alberta Energy Partners’ abrasive fluid jetting technology, is being amortized on a straight-line method over the life of the patent, which is expected to be 14 years.

NOTE 4 – DEFERRED REVENUE

Blast bills some of its satellite bandwidth contracts in advance over periods ranging from 3 to 36 months. Blast recognizes revenue evenly over the contract term. Deferred revenue related to satellite services totaled $11,080 at September 30, 2007, all of which are expected be recognized in the next twelve months.

NOTE 5 – ADVANCES - RELATED PARTIES

During June 2007, Blast agreed to a $500,000 debtor-in-possession financing arrangement with Berg McAfee Companies, funded by Eric McAfee and Clyde Berg, each of whom are considered significant shareholders of Blast.  As of September 30, 2007, Blast has borrowed $300,000 under this arrangement which is secured by certain receivables from Saddle Creek Energy Development, a drilling services customer. In November, Blast borrowed an additional $100,000 under this facility.

During 2005 under the agreement to develop its initial abrasive jetting rig with Berg McAfee Companies $1 million of rig funding was received. These loans bear interest at rates averaging 7.4% and accrued interest has not been paid. The loan matured on March 31, 2007 and was not paid subject to the Chapter 11 proceedings.

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 20, 2007, Blast Energy Services, Inc. (the “Company” or “Blast”) entered into a Settlement Agreement and Mutual Release  (the “Release”) with the Thornton Security Business Trust (the “Trust”) whereby the Company and the Trust agreed to release, acquit and forever discharge each other, their current and former agents, officers, directors, servants, attorneys, representatives, successors, employees trustees, beneficiaries, accountants, and assigns (the “Parties”) from any and all rights, obligations, claims, demands and causes of action, whether in contract, tort, under state and/or federal law, or state and/or federal securities regulations, whether asserted or unasserted, whether known or unknown, suspected or unsuspected, for or by reason of any matter, cause or thing whatsoever, including all obligations arising therefrom, and omissions and/or conduct of each party, and/or each parties’ agents, attorneys, servants, representatives, successors, employees, directors, officers, trustees, beneficiaries, accountants and assigns, relating directly or indirectly thereto (the “Release”).  Additionally, the Trust agreed to sell its entire share ownership of Blast common stock (16,447,500 shares) to the Company in consideration for the Release and $16.48 in cash.

Previously, Blast and EDDO entered into a settlement with Second Bridge, LLC, Thornton Oilfield Holdings, LLC and various other Thornton entities (the “Thornton Entities”), Laurus Master Fund, Ltd. (“Laurus”), and the Unsecured Creditors Committee (collectively the “Parties” and overall the “Settlement”). The Settlement provides the structure for the satisfaction of several classes of claims against the Company, and forms the basis for treatment of those classes of claims in Blast’s plan of reorganization that incorporated the benefits of the Settlement. The Settlement was approved by the Bankruptcy Court on May 14, 2007.

Additionally, the Settlement provides for an agreement with Laurus on the terms of the satisfaction of substantially all of its secured claims against the Company by virtue of the implementation of an asset purchase agreement. The terms of the Settlement, including the satisfaction of the remainder of the Laurus claims, are to be implemented in the plan of reorganization. The Settlement and the treatment of the Laurus secured claims provides for the transfer of five land drilling rigs and associated spare parts to Laurus in settlement of Laurus’ note, accrued interest and default penalties on the note, save and except a residual $2.1 million that will remain as a secured debt owed by Blast to Laurus and which will be provided for in the plan of reorganization consistent with the terms of the Settlement.  We previously received objections by the Thornton Entities to the sale. One of the Thornton Entities, Thornton Business Security Trust, was a significant shareholder of Blast.

Further, the Settlement provides for the treatment of several claims made by the Thornton Entities that enable Blast to propose its reorganization plan. More specifically, the Thornton Entities shall dismiss all of their lawsuits against us. The Settlement also provides that Laurus will pay Second Bridge $1.8 million, that we will purchase 900,000 shares of our common stock, currently held by Second Bridge for $900; and that we agree in our reorganization plan to pay Laurus the remainder of its secured claim of $2.1 million as a reimbursement, which payment is secured by all of our assets which Laurus had security interests in at the time we entered bankruptcy, which amount we will carry as a note payable on our balance sheet until paid (the “$2.1 Million Senior Note”). The Settlement provides that full mutual releases of all claims are given among Blast, the Thornton Entities and Laurus, except with respect to the $2.1 Million Senior Note, until it is discharged.

The Settlement and our plan of reorganization anticipate that any funds we receive as a result of the sale of any of our assets, accounts receivable collection or favorable judgments we may receive (other than those excluded below) will be  split 65%/35%, between Laurus and us, respectively, until such $2.1 Million Senior Note is repaid in full, provided however that  with respect to the proceeds from our Saddle Creek Energy Development litigation (described in greater detail in item “a” of “Chapter 11 Proceedings” in Note 10 to the consolidated financial statements), we will receive 65% and Laurus will receive 35% of any such proceeds.

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

NOTE 7 –CURRENT NOTES PAYABLE

Notes payable at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Steinberger settlement	$500,000	$500,000
Note payable, Ideal Premium, 8.95%	-	-
Note payable, Ideal Premium, 8.06%	30,793	-
Note payable, individual, 10% due on demand	42,500	42,500

	$573,293	$542,500

NOTE 8 – BUSINESS SEGMENTS

Blast has two reportable segments: (1) Satellite Communications and (2) Down-hole Solutions. A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.  The table below reports assets by business segment.  Corporate supports both Satellite Communications and Down-hole Solutions segments.
Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes. The table below reports certain financial information by reportable segment:

	September 30, 2007	December 31, 2006
Satellite Communications	$122,153	$163,381
Down-hole Solutions	2,037,793	2,164,164
Corporate	133,053	1,626,705

	$2,292,999	$3,954,250

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues from external customers
Satellite Communications	80,151	251,714	353,759	808,758
Down-hole Solutions	-	-	-	14,150

	80,151	251,714	353,759	822,908

Operating profit (loss):
Satellite Communications	(23,116)	56,816	28,562	94,535
Down-hole Solutions	-	(381,348)	(6,793)	(897,134)
Corporate	(625,834)	(881,777)	(3,552,928)	(2,127,640)

	(648,950)	(1,206,309)	(3,531,159)	(2,930,239)

1-
Operating profit/(loss) is total operating revenue less operating expenses, selling, general and administrative expenses, depreciation and amortization and bad debts. It does not include other income and expense or income taxes.

2-
During the third quarter of 2007, with the transfer of our land drilling rig assets to Laurus in satisfaction of our outstanding note with Laurus (see note 6 to the financial statements), this business segment ceased operations and will have no future contribution to revenue, expense or operating profit or loss.

NOTE 9 – LITIGATION

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

On June 1, 2007, Blast and Eagle filed their disclosure statement and submitted it for approval. Objections were received and the disclosure statement was approved by order of the Bankruptcy Court. Votes are being solicited and the confirmation hearing on the plan is set for November 28, 2007.

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

The Debtors are involved with additional disputes filed in the Bankruptcy Cases, which are classified as either adversary proceedings or contested matters, but which are separate and distinct from proofs of claim that have been or may be filed in the Bankruptcy Cases:

    (a) the Debtors have sued Saddle Creek Energy Development, a Texas joint venture, in the Bankruptcy Court for non-payment for work performed under an IADC drilling contract for EDDO’s Rig #12 that provided for the drilling of three initial wells, and which was subsequently amended to provide for the drilling of an additional three wells as well as providing labor and materials to operate a rig not owned by EDDO and identified as “Saddle Creek’s Falcon Rig #1.” EDDO also filed liens on certain leases and on the Saddle Creek Falcon Rig #1. On April 23, 2007, Saddle Creek and EDDO entered into a consensual mediated settlement whereby Saddle Creek agreed to pay to EDDO $675,000.  In return for payments, EDDO will release all liens filed on Saddle Creek’s assets. This settlement agreement was approved by the Bankruptcy Court. Notwithstanding the agreed settlement and Bankruptcy Court approval, Saddle Creek has failed to perform its obligations and on May 15, 2007 filed for protection under Chapter 11.  In accordance with FAS 5 - Accounting for Gain or Loss Contingencies, Blast has estimated the most reasonable estimate of value of this claim to be based upon the previously agreed to settlement amount and interest awarded by the Court of $682,500. While no assurance can be provided that the Company will recover amounts owed pursuant to the settlement, due to the fact that Saddle Creek’s bankruptcy filing indicated that they are still a solvent entity, management believes that it is a valid receivable at this time. Saddle Creek has filed a plan of reorganization that proposes to pay all claims 100%.

    (b) Alberta Energy Partners filed pleadings in the nature of a contested matter asserting that Blast cannot retain its interests under that certain Technology Purchase Agreement entered into by Blast in August, 2005. Blast plans to vigorously defend against such action, and assert rights available to it under the Bankruptcy Code. Alberta has also requested that the pending Chapter 11 cases be converted to Chapter 7 cases or, alternatively, that a trustee be appointed. This request was denied by the Bankruptcy Court. Alberta is currently requesting an order requiring the rejection of the Technology Purchase Agreement. A hearing to determine this dispute was held on November 13 and 14, 2007 and we are awaiting the Judge’s ruling on the matter.

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  Hallwood alleged Eagle Drilling and EDDO were in breach of the IADC contracts and it ceased performance under the contracts.  Hallwood has claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood has demanded that the remaining balance of funds advanced under the contracts, in the amount of $1.65 million, be returned. The Hallwood suit pending in Tarrant County, Texas is currently stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of Blast and its subsidiary, EDDO. EDDO plans to vigorously contest the claims by Hallwood and, at the appropriate juncture, institute proceedings to prosecute causes of action against Hallwood for its damages arising out of what Blast considers are unjustified terminations of the two IADC contracts. EDDO and Hallwood have discussed potential settlements to this litigation; however, there can be no assurance that any settlement will be reached, or that it will be on favorable terms to EDDO. The parties’ have agreed to try the case in the US Bankruptcy Court for the Southern District in Houston where the debtor’s petition for reorganization is presently pending. This agreement was approved by the US Bankruptcy Court and a trial date has been scheduled for mid-April, 2008.

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by EDDO and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations. Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  Although the lawsuit filed in Tarrant County was stayed by operation of the automatic stay provided for in the US Bankruptcy Code, Quicksilver has removed the lawsuit to the US Bankruptcy Court for the Northern District of Texas. On May 7, 2007 the US Bankruptcy Court for the Northern District of Texas approved the motion filed by EDDO seeking to have the lawsuit transferred to the US Bankruptcy Court for the Southern District of Texas where its petition for reorganization under Chapter 11 of the US Bankruptcy Code is presently pending. Subsequent to the transfer the parties entered a stipulation that the lawsuit would be tried in the Bankruptcy Court before a jury. EDDO intends to vigorously defend itself in this proceeding and, at the appropriate juncture, institute proceedings to prosecute causes of action against Quicksilver for its damages arising out of what Blast considers are unjustified terminations of the three IADC contracts.

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

NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

NOTE 11 – DISCONTINUED OPERATIONS

In August 2006, we acquired Eagle Domestic Drilling Operations LLC (“Eagle”), a drilling contractor which at that time owned three land rigs, and had three more under construction.   The acquisition of Eagle added a major new segment to our business. As part of the financial consideration for the purchase of Eagle, we entered into a Securities Purchase Agreement (“SPA”) with Laurus Master Fund, Ltd. (“Laurus”) to finance $40.6 million of the total purchase price of Eagle. Under the SPA, we issued a Secured Term Note in the original principal amount of $40.6 million with a final maturity in three years, with interest at prime plus 2.5%, with a minimum rate of 9%, at the time equal to 10.75%, payable quarterly to Laurus. The principal was to be repaid commencing April 1, 2007 at a rate of $800,000 per month for the first twelve months from that date, $900,000 per month for the subsequent twelve months and $1,000,000 per month until the Note matures. The remaining balance of the Note is to be paid at maturity with any associated interest.

We had used assumptions in the August 2006 acquisition of Eagle that included high revenue and full utilization rate expectations based upon the five two-year term drilling contracts Eagle had in place at the time.  The subsequent cancellation of these contracts by Hallwood Energy/Hallwood Petroleum and Quicksilver Resources in the fall of 2006 reduced our revenue expectations and consequently our ability to meet the scheduled payments on the Laurus’ Note. This cancellation was in violation of the terms of the drilling contracts and we and Eagle have subsequently filed suit for breach of those contracts.

On January 19, 2007, Blast and Eagle, filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas – Houston Division (the “Court”) under Chapter 11 of Title 11 of the US Code in order that we may dispose of burdensome and uneconomical assets and reorganize our financial obligations and capital structure.

In May 2007, Blast entered into a Settlement Agreement with Laurus on the terms of the satisfaction of substantially all of its secured claims against the Company by virtue of the implementation of an asset purchase agreement. The terms of the Settlement, including the satisfaction of the remainder of the Laurus claims, are to be implemented in the plan of reorganization. The Settlement and the treatment of the Laurus secured claims provides for the transfer of five land drilling rigs and associated spare parts to Laurus in settlement of Laurus’ note, accrued interest and default penalties on the note, save and except a residual $2.1 million that will remain as a secured debt owed by Blast to Laurus and which will be provided for in the plan of reorganization consistent with the terms of the Settlement.

The assets and liabilities of the discontinued operations are presented separately under the captions “Current assets of discontinued operations”, “Current liabilities of discontinued operations” and “Long term liabilities of discontinued operations” respectively in the accompanying balance sheet and consist of the following:

	September 30,	December 31,
Assets:	2007	2006
Current Assets
Accounts receivable	$682,500	$59,327
Deferred consulting fees	-	1,800,000
Prepaid expenses	-	745,299
Advance on property lease	-	7,500
Total AssetsTotal Current Assets	682,500	2,612,126

Equipment		41,098,565
Deferred consulting fees - long term	-	3,000,000
Deferred financing costs	-	1,264,801
Total Assets	$682,500	$47,975,492

Liabilities:
Current liabilities
Accounts payable	$-	$273,582
Accrued expenses	-	337,996
Senior debt	-	40,600,000
Escrow	-	56,631
Short term debt	-	471,627
Accrued liabilities	1,782,799	-
Accounts payable	351,070	-
Current portion of long term consulting agrement	-	1,800,000
Total Current Liabilities	2,133,869	43,539,836

Long term liabilities
Long term consulting agreement	-	3,000,000
Deferred revenue	-	1,692,750
Total Liabilities	$2,133,869	$48,232,586

Loss from the discontinuance of drilling operations for the three and nine month periods ended September 30, 2007 and September 30, 2006 are as follows:

BLAST ENERGY SERVICES, INC.
Loss from Discontinued Operations
Nine and Three Months Ended September 30, 2007 and 2006
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Drilling Services	$-	$158,296	$1,102,150	$158,296

Cost of Services Provided:
Drilling Services	2,025	793,466	1,598,893	793,466
Total Cost of Services Provided	(2,025)	(635,170)	(496,743)	(635,170)

Depreciation and amortization	-	200,676	95,196	200,676

Gross (Deficit)	(2,025)	(835,846)	(591,939)	(835,846)

Selling, general and administrative	138	-	17,537	-
Interest expense	-	-	1,264,801	-

Loss from discontinued operations	(2,163)	(835,846)	(1,874,277)	(835,846)

Loss on sale of equipment	-	-	(2,033,714)	-

Net loss from discontinued operations	$(2,163)	$(835,846)	$(3,907,991)	$(835,846)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Forward-Looking Statements

Certain statements concerning our plans and intentions included herein may constitute forward-looking statements, including, but not limited to, statements identified by the words “anticipate”, “believe”, “expect” and similar expressions and statements regarding our business strategy, plans, beliefs and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. There are a number of factors that may affect our future results, including, but not limited to, (a) our ability to obtain additional funding for development and operations, (b) the continued availability of management to execute the business plan, (c) successful deployment and market acceptance of our products, and (d) the resolution of legal matters that may inhibit the execution of the business plan, together with such other risk factors as may be included in our Annual Report on Form 10-KSB.

This quarterly report may contain both historical facts and forward-looking statements.  Any forward-looking statements involve risks and uncertainties.  Moreover, future revenue and margin trends cannot be reliably predicted.

Important Investor Information

On January 19, 2007, Blast Energy Services, Inc. (“we,” “us,” the “Company,” “Blast” and words of similar meaning) and its wholly owned subsidiary, Eagle Domestic Drilling Operations LLC, filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas – Houston Division, under Chapter 11 of Title 11 of the US Code in order that they may dispose of burdensome and uneconomical assets and reorganize their financial obligations and capital structure. Accordingly, we urge that caution be exercised with respect to existing and future investments in our equity securities.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Satellite Communications Services

Satellite Communication Services’ revenues decreased by $172,000 to $80,000 for the three months ended September 30, 2007 compared to $252,000 for the three months ended September 30, 2006. The decrease is a result of the loss of services revenue following the cancellation of licenses by the government in Chad, the decision by Coldren Resources LP not to renew the services contracts on the assets they purchased from Noble Energy, Inc., a previous customer of our satellite services, and some difficulty renewing existing contracts while in Chapter 11. The operating margin from Satellite Communication Services decreased $75,000 to a loss of ($23,000) for the three months ended September 30, 2007 compared to a profit of $52,000 for the three months ended September 30, 2006. This decrease is primarily related to lower revenues partially offset by lower payroll and overhead costs.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended September 30, 2007 and 2006. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

There were no Down-hole Solutions’ revenues for the three months ended September 30, 2007 and September 30, 2006. The development of this technology is on hold due to a lack of liquidity during our Chapter 11 proceedings. The operating loss decreased by $327,000 to zero for the three months ended September 30, 2007 compared to a loss of $327,000 for the three months ended September 30, 2006. Expenses for 2006 were primarily labor related associated with designing, testing and repairing the new abrasive fluid jetting process.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by approximately $312,000 to $603,000 for the quarter ended September 30, 2007 compared to $915,000 for the quarter ended September 30, 2006. The following table details major components of SG&A expense over the periods (in thousands).

	For the Three Months Ended
(in thousands)	September 30,		Increase
	2007	2006	(Decrease)
Payroll and related costs	$84	$69	$15
Option and warrant expense	79	168	(89)
Legal fees & settlements	312	493	(181)
External services	66	114	(48)
Insurance	37	24	13
Travel & entertainment	14	29	(15)
Office rent, communications, misc.	11	18	(7)
	$603	$915	$(311)

For the most part, lower administrative costs were a result of our efforts to reduce overhead costs while in Chapter 11, lower option and warrant expense as no new options have been awarded during bankruptcy, and lower legal costs related to lawsuit settlement costs in 2006 exceeding the bankruptcy legal fees of approximately $165,000 incurred in the third quarter of 2007.

Net Loss

The net loss for the third quarter of 2007 decreased substantially to $0.6 million from a loss of $3.2 million for the corresponding period in 2006. This decrease is primarily related to the reduction in business revenues and the additional legal costs associated with the bankruptcy proceedings.  The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Nine Months Ended September30, 2007 Compared to Nine Months Ended September30, 2006

Satellite Communications Services

Satellite Communication Services’ revenues decreased by $455,000 to $354,000 for the nine months ended September 30, 2007 compared to $809,000 for the nine months ended September 30, 2006. The decrease can be attributed to the loss of services revenue following the cancellation of licenses by the government in Chad, the decision by Coldren Resources LP not to renew the services contracts on the assets they purchased from Noble Energy, Inc, a previous customer of our satellite services and some difficulty renewing existing contracts while in Chapter 11. The operating margin from Satellite Communication Services decreased $76,000 to $29,000 for the nine months ended September 30, 2007 compared to a margin of $105,000 for the nine months ended September 30, 2006.  This decrease is primarily related to lower revenues partially offset by lower payroll and overhead costs.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the nine months ended September 30, 2007 and 2006. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

There were no Down-hole Solutions’ revenues for the nine months ended September 30, 2007, compared to $14,000 of Down-hole Solutions’ revenue for the nine months ended September 30, 2006. The development of this technology is currently on hold due to a lack of liquidity during our Chapter 11 proceedings. The operating loss from Down-hole Solutions decreased by $745,000 to a loss of $7,000 for the nine months ended September 30, 2007 compared to a loss of $745,000 for the nine months ended September 30, 2006. Expenses for 2007 represent minor overhead costs to put the business on hold while the expenses for 2006 were primarily labor related associated with designing, testing and repairing the new abrasive fluid jetting process.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased by $1,262,000 to $3,483,000 for the nine months ended September 30, 2007 compared to $2,221,000 for the nine months ended September 30, 2006. The following table details major components of SG&A expense over the periods (in thousands).

	For the Three Months Ended
(in thousands)	September 30,		Increase
	2007	2006	(Decrease)
Payroll and related costs	$274	$433	$(159)
Option and warrant expense	1,231	342	889
Legal fees & settlements	1,511	628	883
External services	296	528	(232)
Insurance	108	165	(57)
Travel & entertainment	56	49	7
Office rent, communications, misc.	7	76	(69)
	$3,483	$2,221	$1,262

For the most part, lower administrative costs were a result of our efforts to reduce overhead costs while in Chapter 11. The main reason for the increase in SG&A expenses was a result of approximately $845,000 from increased legal fees associated with the restructuring of the debtors while in bankruptcy, which includes not only debtors counsel but the costs incurred by the creditors committee and its support. Such expenses were not present during the nine months ended September 30, 2006. Additionally, the calculation of non-cash expense associated with the employee options issued with the rig acquisition caused overall administrative expenses to be significantly higher than for the same period a year ago.

Net Loss

The net loss for the nine months ended September 30, 2007 increased to $7.5 million from a loss of $5.1 million for the corresponding period in 2006. This increase is primarily related to the loss on sale of equipment related to the Laurus transaction (see note 6 to the financial statements) and higher legal fees as well as option and warrant expense described above.  The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Liquidity and Capital Resources

As of September 30, 2007, we had a cash balance of $72,718 compared to a cash balance of $1.5 million as of December 31, 2006.  The decline since year end is due to the absence of any meaningful land drilling rig revenues without relief from continued operating and legal expenses. We continue to utilize cash to fund operations. We have used these proceeds to fund day to day operations and legal support for our Chapter 11 proceedings. As of November 10, 2007, our cash balance was approximately $112,000, which includes the benefit of $400,000 drawn on the DIP loan described above (see note 5 to the financial statements). In the near term, unless we are able to secure exit financing sufficient to achieve Plan confirmation, recover settlement monies for amounts owed under various breached customer contracts in a timely manner or secure additional debtor in possession financing, we will be forced to liquidate the remaining assets and wind up our affairs.

On May 17, 2007 Blast and Eagle filed their first joint plan of reorganization with the US Bankruptcy Court. This plan outlines the Company’s plan to emerge from Chapter 11 bankruptcy, including proposed short-term and longer-term financing arrangements, provisions to address secured and unsecured creditor claims and other matters required under such a plan. This plan further proposes that Blast will remain as an ongoing business by rebuilding its satellite services business, developing a new digital oilfield services business and redeveloping the abrasive fluid jetting business following the receipt of damage claim proceeds from favorable outcomes to the Hallwood and Quicksilver lawsuits.

On June 1, 2007, Blast and Eagle filed their disclosure statement and submitted it for approval. Objections were received and the disclosure statement was approved by order of the Bankruptcy Court. Votes are being solicited and the confirmation hearing on the plan is set for November 28, 2007.

In addition to the $2.1 million Senior Note owed to Laurus, we have a $1 million note with Berg McAfee secured on the abrasive jetting rig, a $42,500 note that is due on demand, and a $500,000 interest free note payable from a legal settlement.

We had negative net working capital of $7.1 million and a total accumulated deficit of $75.5 million as of September 30, 2007. Working capital is primarily impacted by $8.0 million in current liabilities, consisting of:

-	$1.0 million in accounts payable balances primarily related to pre-petition invoices that cannot be paid while in Chapter 11;
-	$0.9 million for accrued expenses related to bankruptcy legal fees not yet invoiced and deferred Board of Directors’ fees for 2007 and 2006;
-	$1.3 million in advances from Berg McAfee Companies, our largest shareholder, for the $300,000 in draws on our DIP financing and the AFJ construction note for $1,000,000;
-	$0.6 million in notes payable, see ‘Note 7 – Current Notes Payable’ in the footnotes to the financial statements;
-	$2.1 million in senior debt owed to Laurus Master Fund, see ‘Note 6 – Related Party Transactions’ in the footnotes to the financial statements; and
-
$2.1 million of current liabilities of discontinued operations primarily related to the $1.7 million advance from Hallwood prior to their breach of the drilling contracts. The Company will carry this liability until the legal dispute with Hallwood is resolved, see ‘Note 10 – Litigation’ in the footnotes to the financial statements.

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

On June 1, 2007, Blast and Eagle filed their disclosure statement and submitted it for approval. Objections were received and the disclosure statement was approved by order of the Bankruptcy Court. Votes are being solicited and the confirmation hearing on the plan is set for November 28, 2007.

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

The Debtors are involved with additional disputes filed in the Bankruptcy Cases, which are classified as either adversary proceedings or contested matters, but which are separate and distinct from proofs of claim that have been or may be filed in the Bankruptcy Cases:

(a) the Debtors have sued Saddle Creek Energy Development, a Texas joint venture, in the Bankruptcy Court for non-payment for work performed under an IADC drilling contract for EDDO’s Rig #12 that provided for the drilling of three initial wells, and which was subsequently amended to provide for the drilling of an additional three wells as well as providing labor and materials to operate a rig not owned by EDDO and identified as “Saddle Creek’s Falcon Rig #1.” EDDO also filed liens on certain leases and on the Saddle Creek Falcon Rig #1. On April 23, 2007, Saddle Creek and EDDO entered into a consensual mediated settlement whereby Saddle Creek agreed to pay to EDDO $675,000.  In return for payments, EDDO will release all liens filed on Saddle Creek’s assets. This settlement agreement was approved by the Bankruptcy Court. Notwithstanding the agreed settlement and Bankruptcy Court approval, Saddle Creek has failed to perform its obligations and on May 15, 2007 filed for protection under Chapter 11.  In accordance with FAS 5 - Accounting for Gain or Loss Contingencies, Blast has estimated the most reasonable estimate of value of this claim to be based upon the previously agreed to settlement amount and interest awarded by the Court of $682,500. While no assurance can be provided that the Company will recover amounts owed pursuant to the settlement, due to the fact that Saddle Creek’s bankruptcy filing indicated that they are still a solvent entity, management believes that it is a valid receivable at this time. Saddle Creek has filed a plan of reorganization that proposes to pay all claims 100%.

(b) Alberta Energy Partners filed pleadings in the nature of a contested matter asserting that Blast cannot retain its interests under that certain Technology Purchase Agreement entered into by Blast in August, 2005. Blast plans to vigorously defend against such action, and assert rights available to it under the Bankruptcy Code. Alberta has also requested that the pending Chapter 11 cases be converted to Chapter 7 cases or, alternatively, that a trustee be appointed. This request was denied by the Bankruptcy Court. Alberta is currently requesting an order requiring the rejection of the Technology Purchase Agreement. A hearing to determine this dispute was held on November 13 and 14, 2007 and we are awaiting the Judge’s ruling on the matter.

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  Hallwood alleged Eagle Drilling and EDDO were in breach of the IADC contracts and it ceased performance under the contracts.  Hallwood has claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood has demanded that the remaining balance of funds advanced under the contracts, in the amount of $1.65 million, be returned. The Hallwood suit pending in Tarrant County, Texas is currently stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of Blast and its subsidiary, EDDO. EDDO plans to vigorously contest the claims by Hallwood and, at the appropriate juncture, institute proceedings to prosecute causes of action against Hallwood for its damages arising out of what Blast considers are unjustified terminations of the two IADC contracts. EDDO and Hallwood have discussed potential settlements to this litigation; however, there can be no assurance that any settlement will be reached, or that it will be on favorable terms to EDDO. The parties’ have agreed to try the case in the US Bankruptcy Court for the Southern District in Houston where the debtor’s petition for reorganization is presently pending. This agreement was approved by the US Bankruptcy Court and a trial date has been scheduled for mid-April, 2008.

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by EDDO and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations. Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  Although the lawsuit filed in Tarrant County was stayed by operation of the automatic stay provided for in the US Bankruptcy Code, Quicksilver has removed the lawsuit to the US Bankruptcy Court for the Northern District of Texas. On May 7, 2007 the US Bankruptcy Court for the Northern District of Texas approved the motion filed by EDDO seeking to have the lawsuit transferred to the US Bankruptcy Court for the Southern District of Texas where its petition for reorganization under Chapter 11 of the US Bankruptcy Code is presently pending. Subsequent to the transfer the parties entered a stipulation that the lawsuit would be tried in the Bankruptcy Court before a jury. EDDO intends to vigorously defend itself in this proceeding and, at the appropriate juncture, institute proceedings to prosecute causes of action against Quicksilver for its damages arising out of what Blast considers are unjustified terminations of the three IADC contracts.

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

 Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

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

Date: November 15, 2007

By:	/s/ John MacDonald, CFO
John MacDonald
Chief Financial Officer and Principal Accounting Officer

Date: November 15, 2007