Form 10KSB
period 2007-12-31
BLAST ENERGY SERVICES, INC.
filed 2008-04-07
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB

      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to

Commission file number: 333-64122

Blast Energy Services, Inc.
(Name of small business issuer in its charter)

Texas	22-3755993
(State of incorporation)	(I.R.S. Employer Identification No.)

14550 Torrey Chase Blvd, Suite 330
Houston, Texas 77014
(Address of principal executive offices)

(281) 453-2888
(Telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendments to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

Issuer’s revenues for the most recent fiscal year: $418,468

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on April 1, 2008 is $8,478,046.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2008:

Common Stock: 51,162,404 shares, including 1,150,000 approved shares arising from the class action settlement and 900,000 shares, which are still outstanding as of the filing of this report, but which shares Blast plans to cancel in the second quarter 2008, described below in greater detail.

No (1) annual report to security holders; (2) proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933; are incorporated by reference into any part of this Form 10-KSB.

Transitional Small Business Disclosure Format: ☐Yes  ☒No

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.  AS USED HEREIN, THE “COMPANY,” “BLAST,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO BLAST ENERGY SERVICES, INC. AND ITS WHOLLY OWNED SUBSIDIARY, EAGLE DOMESTIC DRILLING OPERATIONS LLC, UNLESS OTHERWISE STATED.

Item 1. Description of Business

Organizational History

Important Investor Information

On January 19, 2007, Blast Energy Services, Inc. and its wholly owned subsidiary, Eagle Domestic Drilling Operations LLC, filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas – Houston Division, under Chapter 11 of Title 11 of the US Code in order that they may dispose of burdensome and uneconomical assets and reorganize their financial obligations and capital structure. On February 27, 2008 we emerged from bankruptcy after having our plan of reorganization confirmed by the court. Accordingly, we urge that caution be exercised with respect to existing and future investments in our equity securities.

Business Development

Blast was originally incorporated in September 2000 as Rocker & Spike Entertainment, Inc, a California corporation. Effective January 1, 2001, we purchased the assets and web domain of Accident Reconstruction Communications Network, following which we filed articles of amendment to our articles of incorporation with California to change our name to Reconstruction Data Group, Inc. At that time, we provided research, communication and marketing exposure to the accident reconstruction industry through our website and seminars.

In April 2003, we entered into a merger agreement with Verdisys, Inc. Verdisys was initially incorporated as TheAgZone Inc. in 1999 as a California corporation. Its purpose was to provide e-Commerce satellite services to agribusiness. We changed our name to Verdisys in 2001, and in 2003, with the acquisition of exclusive rights to a proprietary lateral drilling process throughout most of the US and Canada, we changed our market focus to concentrate on services to the oil and natural gas (“oil and gas”) industry.

The merger agreement with Verdisys called for us to be the surviving company. Our name was changed to Verdisys, Inc., our articles of incorporation and bylaws remained in effect, the officers and directors of Verdisys became our officers and directors, each share of Verdisys’ common stock was converted into one share of our common stock, our accident reconstruction assets were sold, and our business focus was changed to the oil and gas industry. On June 6, 2005, we filed articles of amendment to our articles of incorporation with California to change our name to Blast Energy Services, Inc. (“Blast” or “Blast Energy”) in part to reflect our focus on the energy service business.

In August 2006, we acquired Eagle Domestic Drilling Operations LLC (“Eagle”), a drilling contractor which at that time owned three land rigs, and had three more under construction; henceforth references to our operations include the operations of Eagle, unless otherwise stated or the context suggests otherwise.

As part of the financial consideration for the purchase of Eagle, we  received $15 million in cash in exchange for the issuance of 15,000,000 common shares and three–year warrants for the right to purchase 3.750,000 shares with an exercise price of $0.01. We also entered into a Securities Purchase Agreement (“SPA”) dated August 25, 2006 with Laurus Master Fund, Ltd. (“Laurus”) to finance $40.6 million of the total purchase price of Eagle. Under the SPA, we issued a Secured Term Note (“the Note”) in the original principal amount of $40.6 million with a final maturity in three years, with interest at prime plus 2.5%, with a minimum rate of 9%, payable quarterly to Laurus. The principal was to be repaid commencing April 1, 2007 at a rate of $800,000 per month for the first twelve months from that date, $900,000 per month for the subsequent twelve months and $1,000,000 per month until the Note matures. The remaining balance of the Note was to be paid at maturity with any associated interest.

The SPA required the additional payment in cash fees to Laurus of 3.5% of the total value of the investment of $40.6 million at closing. The SPA further required the issuance of Common Stock Purchase Warrants (“Warrants”) to purchase 6,090,000 shares of our common stock at an exercise price of $1.44 per share, and an additional 6,090,000 shares of common stock at an exercise price of $0.01 per share. The Warrants have a seven year term and we were required to file a registration statement to register the underlying shares within 60 days after closing and to obtain effectiveness with the SEC within 180 days after closing, which registration statement has since been filed and withdrawn, and which filing has since been abandoned by us. The Laurus financing was privately arranged through a broker who received a 2% commission in cash and warrants with a two year term to purchase 304,500 shares of our common stock at an exercise price of $0.01 per share. We ceased making payments on the Note as of December 31, 2006.

The Eagle acquisition included five two-year term International Association of Drilling Contractors (“IADC”) contracts with day rates of $18,500 per day and favorable cost sharing provisions. We had used assumptions in the Eagle acquisition that included high revenue and full utilization rate expectations based upon the five contracts. The subsequent cancellation of these contracts by Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) and Quicksilver Resources, Inc. (“Quicksilver”) in the fall of 2006 reduced our revenue expectations and consequently our ability to meet the scheduled payments on the Laurus’ Note. We believe this cancellation was in violation of the terms of the drilling contracts and we and Eagle have subsequently filed suit for breach of those contracts.

On January 19, 2007, Blast and Eagle, filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas – Houston Division (the “Court”) under Chapter 11 of Title 11 of the US Code in order that we could dispose of burdensome and uneconomical assets and reorganize our financial obligations and capital structure (Case Nos. 07-30424-H4-11 and 07-30426-H4-11, respectively).  This action also stayed any existing lawsuits filed against us and Eagle, regardless of jurisdiction. We operated our businesses as “debtors-in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

On May 17, 2007 we executed an agreement with Laurus on the terms of an asset purchase agreement intended to offset the full amount of the $40.6 million senior Note, including accrued interest and default penalties.  Under the terms of this agreement, only the five land drilling rigs and associated spare parts were sold to repay the Note, including accrued interest and default penalties. As a result of this settlement, the customer litigation, the satellite communication business and the abrasive fluid jetting technology, remained with us subsequent to the sale of the rigs. The Settlement Agreement is described below.

On February 26, 2008, the Bankruptcy Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  This ruling allows Blast to emerge from Chapter 11 bankruptcy.

The overall impact of the confirmed Plan was for Blast to emerge with unsecured creditors fully paid, have no debt service scheduled for at least two years, and keep equity shareholders’ interests intact.  The major components of the Plan, which was overwhelmingly approved by creditors and shareholders, are detailed in the following paragraphs.

Under the terms of this confirmed Plan, Blast has raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining $1.6 million will be used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business.

The sale of the convertible preferred securities was conditioned on approval of the Plan and as such, the securities can only be issued after the Merger (defined below) is effected, which only occurred recently.  As such, we anticipate issuing the convertible preferred securities shortly after the filing of this report.

This Plan also preserves the equity interests of our existing shareholders. Furthermore, Blast will continue to prosecute the litigation against Quicksilver and Hallwood, if they are unable to meet the terms of the settlement agreement (described below).

Under the terms of the Plan, Blast will carry three secured obligations:

•
A $2.1 million interest-free senior obligation with Laurus Master Fund, Ltd., which is secured by the assets of Blast and is payable only by way of a 65% portion of the proceeds that may be received for the customer litigation lawsuits or any asset sales that may occur in the future;

•
A $125,000 note to McClain County, Oklahoma for property taxes, which can also be paid from the receipt of litigation proceeds from Quicksilver, or if not paid, it will convert into a six and one half percent interest bearing note in February 27, 2010, and due in twelve monthly installments of $10,417;  and

•
A pre-existing secured $1.12 million note with Berg McAfee Companies has been extended for an additional three years from the effective date of the Plan, February 27, 2008 at eight-percent (8%) interest, and contains an option to be convertible into Company stock at the rate of one share of common stock for each $0.20 of the note outstanding.

No other claims exist on the future operating cash flows of Blast.

Laurus Settlement Agreement

We previously reached an agreement with Laurus, on the terms of an asset purchase agreement intended to offset the full amount of the $40.6 million senior note, accrued interest and default penalties owed to Laurus. Under the terms of this agreement, only five land drilling rigs and associated spare parts were sold to repay Laurus’ note, accrued interest and default penalties on the note.  We had previously requested authority to consummate the agreement with Laurus from Thornton, which proposed sale was originally objected to by Thornton Oilfield Holdings LLC and various other entities controlled by Rodney D. Thornton (collectively “Thornton Entities”), at the time a significant shareholder of Blast.

The Settlement provided that Thornton Entities shall dismiss their lawsuits against us in Oklahoma and New York, respectively, and they shall support the proposed sale of our rigs to Laurus or its designee Boom Drilling LLC.  The Settlement also provided that we agreed to pay Laurus $2.1 million as a reimbursement which payment is secured by all of our assets which Laurus had security interests in at the time we entered bankruptcy (the “Bankruptcy Assets”), and that we and Laurus shall split the proceeds 35%/65%, respectively, from the sale of any Bankruptcy Assets, and; that we would purchase 900,000 shares of Blast common stock from Second Bridge LLC for $900 These shares have been returned to Blast and are in the process of being retired.

The Settlement was approved by the Bankruptcy Court on May 10, 2007 and the rig sale was completed shortly thereafter.

Stock Repurchase

In August 2007 we entered into an Agreement and Mutual Release with the Thornton Security Business Trust whereby the parties would release each other and their associates from any legal proceedings (See Item 3 Legal Proceedings). In addition Blast agreed to repurchase 16,447,500 shares of common stock from the Trust for $16.48. The shares were retired in 2007 and reduced he number of shares of common stock we had outstanding by approximately 24 per cent.

Director Fees Conversions

Blast’s Directors converted unsecured claims for unpaid directors fees totaling approximately $164,000, into shares of Blast’s common stock at the rate of one share of common stock for each $0.20 of the deferred amount owed in connection with the approval of the Plan. Such conversions will result in the issuance of the following shares to our current and former Directors, which issuances are still in process and have therefore not been included in the number of issued and outstanding shares disclosed throughout this report:

John Block	92,500
Roger P. (Pat) Herbert	120,000
Scott Johnson	72,500
Joseph Penbera	202,500
Jeff Pendergraft	55,000
Fred Ruiz	100,000
O. James Woodward III	177,500

Management Warrants

Under the Plan, Blast’s Board of Directors was given the authority to enter into long-term warrant agreements with Blast’s senior management, and grant such senior management the right to purchase up to 4,000,000 warrants to purchase shares of Blast’s common stock at $0.20 per share, for a period of five years.  No warrant grants have been issued to date.

Debtor-in-Possession (DIP) Loan

The Bankruptcy court approved Blast’s ability to draw $800,000 from Berg McAfee and related entities to finance Blast on a temporary basis.  The Plan allows Berg McAfee to convert the outstanding balance of the DIP loan into Company common stock on the effective date of the Plan at the rate of one share of common stock for each $0.20 of the DIP loan outstanding.  No amount of this loan has been converted into stock to date.

Re-domicile to Texas

Pursuant to the Plan, Blast was to re-domicile in Texas.  Blast created and filed a certificate of formation for Blast Energy Services, Inc, a Texas corporation and wholly owned subsidiary of Blast, in March 2008.  Immediately upon the formation of this subsidiary, Blast filed Articles of Merger in Texas and California, whereby Blast merged with and into the Texas corporation which became the surviving entity.  Blast adopted and replaced its articles of incorporation and bylaws with those of the Texas corporation to effect the merger. Blast also adopted a resolution providing for the issuance of a series of Eight Million (8,000,000) shares of Series A Convertible Preferred Stock (described below).

Hallwood Settlement

On April 3, 2008, Eagle and Hallwood signed an agreement to settle the litigation between them for a total settlement amount of approximately $6.4 million. Under the terms of this agreement, Hallwood will pay to Eagle $2.0 million in cash, issue $2.75 million in equity from a pending major financing and has agreed to irrevocably forgive approximately $1.65 million in Eagle payment obligations effective immediately. In return, Eagle has agreed to suspend its legal actions against Hallwood for approximately six months.  Additionally, in the event Hallwood is able to secure an aggregate of $20 million in bridge financing prior to June 30, 2008, Hallwood will pay Eagle a $500,000 advance on its cash obligation. Should Hallwood be unable to complete its major financing by September 30, 2008, Eagle will immediately resume their legal actions against Hallwood and the $500,000 advance will not be credited against any future judgment or settlement amounts.  Upon receipt of the entire settlement amount by Eagle, the parties and their affiliates will be fully and mutually released from all and any claims between them. This settlement agreement has been approved by both companies’ boards of directors but is subject to the approval of the Bankruptcy Court.

Business Operations

Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Blast licensed and owned technologies. We operate a website at www.blastenergyservices.com, which includes information we do not desire to be incorporated by reference into this report. We are an emerging technology company in the energy sector and strive to assist oil and gas companies in producing more economically. We seek to provide quality services to the energy industry through our two divisions:
•	Satellite Communication services to remote oilfield locations, and
•	Down-hole Solutions, such as our abrasive fluid jetting technology.

Our strategy is to grow our businesses by maximizing revenues from the communications and down-hole segments and controlling costs while analyzing potential acquisition and new technology opportunities in the energy service sector. In the near term, we also seek to maximize value from the customer litigation (described in Item 3 “Legal Proceedings”).

One of our business segments is providing satellite communication services to energy companies. This service allows such energy companies to remotely monitor and control well head, pipeline, drilling, and other oil and gas operations through low cost broadband data and voice services, transmitted from remote operations where terrestrial or cellular communication networks do not exist or are too costly to install.

Also, we have been striving to develop a commercially viable lateral drilling technology with the potential to penetrate through well casing and into reservoir formations to stimulate oil and gas production using abrasive fluid jetting (“AFJ”) and the principles gained from the non-abrasive process used in the Landers lateral drilling technology, which we obtained the patented rights to in April 2003, as described below under “Patents and Licenses.”  After redesigning and improving the existing process and introducing AFJ technology, we believe that we can deliver a valuable and cost effective production enhancement service to onshore oil and gas producers, particularly operators of marginal wells. We have completed the construction of a new generation specialty rig based upon modifications using existing coiled tubing technology as the primary platform. The capabilities of our rig include: one-inch coiled tubing with a working depth capability of approximately 8,000 feet; a fluid pressure pumping system; an abrasive slurry system; and a computer-controlled system to guide and control the down-hole formation access tool for precise casing milling and jetting services. The AFJ rig was deployed during the fourth quarter of 2006 and has undergone developmental tests with the US Department of Energy Rocky Mountain Oilfield Testing Center, outside Casper, Wyoming.

Following the execution of our Settlement Agreement with Laurus, we sold substantially all of our contract land drilling operations and currently operate solely in the down-hole solutions and satellite communication segments. As a result, although we operated in the contract land drilling industry on a limited basis during 2006, the description of our current business operations below focuses more on our planned operations moving forward. Furthermore, the results of operations described throughout this Form 10-KSB focuses on our operations during the twelve months ended December 31, 2007, which included only our satellite communications services and down-hole solutions.

In connection with the Eagle acquisition in August 2006 and the subsequent termination of the five IADC two year drilling contracts by Hallwood and Quicksilver in September of 2006, both Hallwood and Quicksilver have filed suits against Eagle to rescind the contracts.  In April 2008, Blast agreed to settle their dispute with Hallwood, subject to certain conditions, as discussed below in Item 3, “Legal Proceedings,” of this annual report.  Failure to meet these conditions will cause Blast to resume their legal actions against Hallwood. Both suits are currently pending in US Bankruptcy Court and District Court for the Southern District of Texas,.  We believe that Blast has claims for damages arising from early termination of these contracts. Further, we estimate these claims to be in the $15-45 million (gross) range and as such may represent Blast’s largest asset. We can make no assurances, however, that Blast will be successful in prosecuting these suits nor can we make any assurances as to the ultimate outcome of any litigation in connection with these contract terminations.

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

As a smaller firm with a specialized service, we intend to provide satellite communication services and down-hole solutions to both small and large operators in the energy industry. As we grow, we intend to cater to all segments of the industry in situations where we hope the application of our services will add value to our customers.

Demand for our services depends on our ability to demonstrate improved economics, to the sector we serve. We believe that oil and gas developers will use our contract drilling and abrasive jetting service where the use of such services costs those developers less than other available alternative services and/or when they perceive such use will be able to cost effectively increase their production and reserves. We also believe the use of our technology will be influenced by macro-economic factors driving oil and gas fundamentals.

We believe that producing companies will react to the combination of the increased demand and the limited supply of oil and gas in a manner that requires them to utilize all segments of our business. We believe that oil and gas producers have and will continue to have great economic incentives to recovering additional production and reserves from known reservoirs rather than pursuing a more risky exploration approach. Our abrasive jetting technology may permit producers to add value by potentially recovering a significant additional percentage of the oil and gas from a reservoir. We believe that a large potential market exists in North America for our abrasive jetting stimulation methods.

Activity in the energy services industry tends to be cyclical with oil and gas prices. In addition to the currently positive industry fundamentals, we believe the following sector-specific trends enhance the growth potential of our business sectors:

•
While oil prices are unpredictable, they have remained high and we believe they will continue to remain relatively high by historic terms for several years. We expect continuing high consumption and strong growth in Asian demand, along with limitations in delivery infrastructures and political unrest in major supplying countries are expected to be contributing factors.

•	We believe gas prices, while volatile, will remain high for several years due to the combination of strong demand and major supply constraints.

•
We do not believe there is any substitution threat to oil and gas in the foreseeable future. In particular, any significant substitution by hydrogen or any other potential source is believed by management to be some decades away.

Satellite Communications

Our satellite business segment provides communication services to the energy sector. Historically, it has been common practice for oil and gas companies to manually gather much of their data for energy management, and communicate using satellite phones or cellular service where available. This is not only expensive but also causes a significant time lag in the availability of critical management information. The Blast Satellite Private Network (“BSPN”) services utilize two-way satellite broadband to provide oil and gas companies with a wide variety of remote energy management communications and applications. Satellite’s capability to provide secure broadband to any remote location in the world gives it unique capabilities over terrestrial and cellular networks. Technology advancements now facilitate not only data, email and internet traffic but also Voice over Internet (“VoiP”) and video streaming. Bandwidth traffic capabilities of base station have also increased significantly allowing larger and faster file and data transfer capabilities to compete with terrestrial systems. Satellites capability to operate off stationary and mobile remote dishes with no supporting infrastructure has proven invaluable in both disaster recovery and remote or continuously moving commercial operations.

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

At present, we acquire modem hardware from ViaSat Inc., iDirect Technologies and Spacenet Inc. and install this equipment on our customers’ onshore and offshore platforms. Space segment services are acquired from SES and Loral and hub services from Constellation, Isotropic Networks, Viasat and Spacenet, Inc.

We use satellite communications that are low cost and that ensure worldwide availability, even in geographic areas with a poor communications infrastructure. Our satellite services are based on industry standards to lower implementation costs and to simplify the integration into existing systems. Reliability and availability are critical considerations for SCADA. Satellite services are provided 24 hours a day, 7 days a week with 99.9% availability virtually anywhere in the world, based on our own estimates. We believe our satellite services offer fewer points of failure than comparable terrestrial services, provide uniform service levels, and are faster and more cost effective to deploy. Our satellite services are also very flexible and easily accommodate site additions, relocations, bandwidth expansion, and network reconfiguration.

Additionally, security, integrity, and reliability have been designed into our satellite services to ensure that information is neither corrupted nor compromised. We believe that satellite communications are more secure than many normal telephone lines.

Major Customers

Our current satellite services customers include BP America and Apache, representing 40% and 29%, respectively, of our satellite revenues for the year ended December 31, 2007. Contracts are usually for hardware, backhaul, and bandwidth. Virtually any oil and gas producer, of which there are thousands, is a potential customer for our satellite services.

Market

According to the Department of Energy there are more than two million oil and gas wells in existence in the US alone, many of which are located in remote or rural areas where communications and monitoring well status can be difficult and expensive.  Such well locations could benefit from the economics of our real-time, high speed satellite connectivity services as compared to more conventional monitoring alternatives, such as, the time consuming and costly transportation of personnel to remote well locations, or the equipment and maintenance costs of laying land lines for real-time monitoring of remote well operations. Our focus is serving the needs of oil and gas producers worldwide to control their production effectively and to enhance customer satisfaction by providing worldwide real-time access to information. This market for satellite services is very competitive with increasing pressure on margins. Further, our larger competitors offer services at substantially discounted prices. We attempt to compete against such competitors by attempting to target niche markets and offering alternative solutions that solve customers’ complex communication problems at more cost effective rates. We utilize satellite, Wi-Fi and other wireless technology for the last mile of wellhead connectivity for these customers and focus almost exclusively on the oil and gas market.

Competition

The satellite communication industry is intensely competitive due to overcapacity, but we believe that competition is less severe in the oil and gas producing sector. Other satellite services providers in the oil and gas industry include, Stratus Global, Tachyon, Schlumberger and Caprock. Schlumberger, Caprock and Stratus are focused on the top 20% of the market, particularly international and offshore platforms, and Stratus Global is focused on the offshore market using a traditional wireless network. We believe our satellite services offer advantages over those services by:

•	Customizing the provided service to better meet the customer’s needs;
•	Offering superior speed;
•	Providing single vendor convenience; and
•	Offering lower up-front infrastructure and operating costs.

Digital Oilfield, a New Business Opportunity

Blast’s experience in the interface between satellite communications and the energy industry presents us with a unique opportunity to exploit this convergence of technology and market need.  Recent announcements by Cisco Systems, Inc. (“Cisco”) and Motorola, Inc. (“Motorola”) have promoted the capability of converting two-way radio signals into digital IP or carrying digital IP across radio networks. Cisco has also announced products to address interoperability and collaboration between radio, telephone, IP phone, mobile phone and PC clients as part of their strategy to tie remote radio networks into mainstream enterprise communication networks. Blast believes these products and technologies provide the basis for developing a suite of valuable products suited to the oil and gas industry.  These are expected to allow extensive radio-based SCADA and pipeline monitoring systems interoperability and interaction with other networks and applications. These systems were originally built by the producers themselves as “stand-alone” networks as no other alternative infrastructure was available in the remote areas. The advances in new technology may also facilitate:

•	Utilizing existing legacy networks for SCADA and sensor monitoring together with the capability to support internet access, VoIP phones and video surveillance;
•	Achieving economies of scale in monitoring systems and personnel by allowing multiple systems to be monitored by reduced staff;
•	Integrating video, voice and data networks so that producers can detect, review and respond to emergencies utilizing multiple networks;

•	Deploying standard policies and procedures across disparate networks to ensure a uniform response to health, safety and environment issues;
•	Tracking events to ensure compliance with government rules and regulations;
•	Further automating process and control monitoring to capture long term savings in costs and personnel; and
•	Promoting the use of standardized policies and procedures to capture “best practices” and further efficiency improvements.

Energy and Communications Industry Convergence

Operations in the energy sector have several unique characteristics: (i) generally remote and sometimes hostile locations without communications infrastructure both onshore and offshore (ii) expensive unmanned assets in those locations and (iii) high sensitivity to continued flow of oil and gas production or pipeline throughput. Blasts’ experience in marketing Satellite Communications solutions to the industry puts it in a unique position to offer a new and improved way for the oilfield to communicate with its operating headquarters, both from remote sensors and between humans.

Technological breakthroughs now allow us to offer voice, data and video communications to our customers based on digitization of radio waves routed through communication centers and managed by sophisticated software. We are calling this suite of products the “Digital Oilfield”. Since its Chapter 11 filing January 19, 2007, in order to expand its business base and develop additional business opportunities Blast has aligned itself with Spacenet, Inc., among others, to supply satellite hardware and bandwidth, with Cisco Systems, Inc. to supply technology, routers, and communication centers, and with outside contractors to supply sensor policy management software. Spacenet, Inc. has developed an exclusive relationship with Cisco Systems to fully integrate its satellite equipment with some of Cisco’s router products. Our outside contractors have completed initial deployment of its sensor policy management software performing monitoring and control functions at Cisco’s headquarters and regional offices and is active in a number of pilots. Management believes that these relationships provide Blast with a major opportunity to create an early entry into a significant market growth opportunity in the energy sector. Cisco and our outside contractors had previously developed the technology, equipment, and protocols for the Homeland Security market, but Blast believes there is vast potential in the energy sector to offer these products and services

Oil and gas producers have been early adopters of radio and non-Internet Protocol (IP) networks to support SCADA systems, which monitor and control oil fields and pipelines, as well as remote communications for personnel support. Initially, the systems were targeted at controlling oil and gas production and its transportation to refineries and other distribution points. Later, environmental and safety regulations required the industry to implement additional SCADA systems and monitor and control them in some remote and hostile environments. Due to the remoteness, often the only solution involved extensive radio-based networks supporting proprietary communications devices. Technological breakthroughs have recently occurred in converting radio signals into digital IP and creation of wireless networks that cover greater distance at increased speeds. This has created an opportunity to integrate these disparate radio, non-IP and IP networks together with centralized communication networks, thereby improving the speed of responsiveness and more effective sharing of information.

Digital Oilfield Business Relationships

Many of the initial wireless sensor-monitoring systems relied on satellite to backhaul the data to the oil and gas producers’ operating centers. The largest network equipment supplier is our partner Spacenet, a wholly owned subsidiary of Gilat Satellite Networks Ltd. We have been working with Spacenet on proposals to upgrade the satellite backhaul equipment of several pipeline companies. Spacenet has also worked with Cisco to integrate its satellite modems with Cisco’s router products. We are also working with vendors of sensor policy management software and video surveillance equipment introduced to us by Cisco, allowing us to provide more complete solutions to our customers. We intend to work with our partners to exploit these opportunities in the energy sector, of which there can be no assurance. Below is an example of a potential network.

Digital Oilfield Market

In general, oil and gas producers have been early adopters of radio and non-IP based networks to support monitoring and control of exploration and production activities, pipelines, gas processing plants, and refineries. The lack of communication infrastructure in the remote sites where producers operate has made the industry early adopters of wireless networks and wireless sensor networks (“WSN”).

We continue to be excited about the large potential market of the Digital Oilfield Services and determining how we can best exploit the market opportunities such services present. We are pursuing our first pilot tests and attempt to leverage the current satellite service opportunities being afforded by discussions with third parties in the Digital Oilfield Services market. We continue to be confident that the market is there and we can effectively exploit it in the future to meet our objectives but we can offer no assurances that we will be successful.

Down-Hole Solutions

Our down-hole solutions division intends to provide casing milling, perforation, well stimulation and lateral drilling services to oil and gas producers. As a co-owner of intellectual property with Alberta Energy Partners (“Alberta”) we also have exclusive worldwide licensing rights for the application of Alberta’s patent pending Abrasive Fluid Jet (“AFJ”) cutting technique to cut through well casing and formation rock in oil and gas wells. AFJ is being added to, and we believe will enhance the existing principles of non-abrasive lateral jetting and completion techniques utilized by us and the industry as a whole. Applications of such abrasive cutting techniques are a proven feature in industries as diverse as munitions disposal in the military, offshore platform dismantlement in the salvage industry and cutting specialty glass and steel in the machining business. If we are able to commercialize our technology, we would be among the first to commercially apply the proven abrasive jetting techniques to the energy producing business.

In 2006 we completed the construction of a new generation specialty rig based upon modifications using existing coiled tubing technology as the primary platform. The capabilities of our new rig include: one-inch coiled tubing with a working depth capability of 8,000 feet; a fluid pressure pumping system; an abrasive slurry system; and a computer-controlled system to guide and control the down-hole formation access tool for precise casing milling and jetting services. During November 2006, the Department of Energy operated the Rocky Mountain Oilfield Testing Center (RMOTC), and Blast successfully tested the prototype rig at their location in Wyoming.  While on location, down-hole video cameras verified the results of operations in the down-hole environment.  In this case, the camera verified that Blast’s new technology was able to cut holes, slots and windows in the well casing and confirmed further penetration into the rock formations beyond the well casing. The testing team believes that this can be an innovative new oil and gas drilling technology and that assuming it can be commercialized could facilitate lower production costs and increased access to reserves. We plan to retain the rights to our AFJ technology and the current rig. Our AFJ rig is currently undergoing some minor repairs and we are seeking additional funding to continue testing and developing such technology with a view to deployment in the second half of 2008. We can provide no assurances that such funding will be forthcoming. As such, we can provide no assurances that we will be able to successfully commercialize our AFJ technology.

Major Customers

We currently have no active customers for our AFJ rig, as the rig has not yet been proven commercially successful.   However we entered into an Equipment Repair Agreement in November 2007 to repair the rig and develop additional elements of the overall process as well as a Revenue Sharing Agreement in January 2008 with Reliance Oil and Gas Inc., a private operator, to put the rig to work in some of their ventures in Texas.

Market

We believe it has become clear in recent years that while the demand of oil and gas in the US continues to grow, its ability to meet this demand from existing and new sources is rapidly declining. This accelerated decline will require producers to seek new extraction methods or technologies to exploit oil and gas production from existing fields and we anticipate that our abrasive jetting process will help satisfy the need for these new technologies. According to the Department of Energy, there have been 2.3 million wells drilled in the US since 1949. “Historically, only some 30% of the total oil in a reservoir – the “original oil-in-place” – was recoverable. As pressure declines in the reservoir, the oil becomes costlier and costlier to produce until further production becomes uneconomic…recent advances now allow greater recovery from old reservoirs.”

Competition

We plan for our AFJ business to operate in a niche that lies between the more expensive and higher impact conventional horizontal drilling business and the much cheaper and lower impact casing milling and perforation businesses. We believe that our abrasive jetting service, assuming it is proven, can provide significant reservoir exposure, and therefore greater production potential, similar to horizontal drilling at a cost closer to that of a perforation service.

Conventional horizontal or directional drilling is slower and significantly more expensive to the extent that it is only being used if its much longer drilling radius is required as is necessary in offshore or environmentally sensitive areas. Companies offering this service include Halliburton, Baker Hughes, Schlumberger and other independent service companies. However, our competitors are better financed, equipped and resourced than us.

Other Business Factors

Insurance

Our oil and gas operations are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, implosions, fires and oil spills. These conditions can cause:

a)	personal injury or loss of life;
b)	damage to or destruction of property, equipment and the environment; and
c)	suspension of operations.

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

Patents and Licenses

Effective August 25, 2005, we entered into a definitive agreement to purchase from Alberta Energy Partners (“Alberta”) an interest in the AFJ technology that provides us the unrestricted right to use the technology and license the technology worldwide to others. We expect to utilize the technology as the foundation for our down-hole solutions business once it is commercialized.

As part of the agreement, we issued Alberta 3,000,000 shares of restricted common stock, with registration rights, and warrants to purchase 750,000 shares of our common stock at an exercise price of $0.45 per share. The warrants have a three-year term and vest when we receive $225,000 in revenue from our initial rig utilizing the technology, which has not occurred to date. We also agreed to pay Alberta a royalty payment of $2,000 per well bore or 2% of the gross revenues received in connection with each well bore, whichever is greater, in connection with the licensing of the technology. The parties also agreed to share any revenues received by us from licensing the technology, with Alberta receiving 75% of licensing revenues until it receives $2,000,000, at which time its proportion of the licensing revenue shall decrease to 50%, thereafter. Our ownership interest in the technology is 50%. Either party has a right of first refusal on any new applications of the technology by the other party, or any sale of the other party’s interest in the technology. However, in connection with our Chapter 11 restructuring, Alberta Energy Partners filed pleadings to rescind the Technology Purchase Agreement, which is discussed in Item 3, “Legal Proceedings.”   While these issues are under appeal by Alberta in District Court, we intend to vigorously defend our ownership rights to this technology in any future legal actions in this matter.

On April 24, 2003, we entered into an agreement to license the Landers Horizontal Drilling Process, based on US Patent Nos. 5,413,184, 5,853,056, and 6,125,949, relating to certain oil and gas well production enhancement techniques and devices and related trade secrets with the inventor and holder of the patents and trade secrets, Carl Landers. The license gave us exclusive rights to apply the technology and the related trade secrets in all of the US (except for Utah, and the section of Colorado west of the Rocky Mountains) and Canada. The license terminates upon the expiration of the underlying patents, the earliest date being October 1, 2013.

On March 8, 2005, we entered into an Assignment of License Agreement (“Assignment”) with Maxim TEP (“Maxim”). The President and CEO of Maxim is Daniel W. Williams, our former President and CEO. We assigned to Maxim our rights in the license of the Landers Horizontal Drilling Process, as well as, all current and future negotiations for assignments, sublicenses or territorial royalty pertaining to the license and two lateral drilling rigs. As consideration, Maxim paid $1,800,000 in cash and released a $270,000 credit obligation owed to Maxim. We will retain a non-exclusive sublicense interest in the Landers Horizontal Technology provided we pay all required royalties in utilizing the technology.

We believe the AFJ technology and related trade secrets are instrumental to our competitive edge in the oil and gas service industry. We are highly committed to protecting the technology. We cannot assure our investors that the scope of any protection we are able to secure for our technology will be adequate to protect such technology, or that we will have the financial resources to engage in litigation against parties who may infringe upon us or seek to rescind their agreements with us. We also cannot provide our investors with any degree of assurance regarding the possible independent development by others of technology similar to that which we have acquired, thereby possibly diminishing our competitive edge.

Governmental Regulations

Assuming we begin commercial drilling operations, of which there can be no assurance, we may be subject to various local, state and federal laws and regulations intended to protect the environment. Such laws may include among others:

•	Comprehensive Environmental Response, Compensation and Liability Act;
•	Oil Pollution Act of 1990;
•	Oil Spill Prevention and Response Act;
•	The Clean Air Act;
•	The Federal Water Pollution Control Act; Louisiana Regulations; and/or
•	Texas Railroad Commission Regulations.

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

Research and Development Activities

During 2006 and 2007, we incurred an insignificant amount of research and development costs as it relates to our abrasive jetting process.  We incurred no research and development costs in our satellite business during 2006 or 2007.

Employees

As of December 31, 2007, we had a total of 5 full time and 2 part time employees. We also utilize independent contractors and consultants to assist us with the abrasive jetting activities, installing the satellite equipment, and maintaining and supervising such services in order to complement our existing work force, as needed. Our agreements with these independent contractors and consultants are usually short-term. We are not a party to any collective bargaining agreement with any employees, and believe relations with our employees, independent contractors and consultants are good.

Item 2. Description of Property

Office Facilities

On April 1, 2007, we entered into a nine month lease for office space for our principal executive office in Houston, Texas. Pursuant to the lease which expired on December 31, 2007, we agreed to lease approximately 2,000 square feet of office space at a cost of $2,000 per month. Currently, we renew this lease on a month to month basis.

Equipment

As of December 31, 2007, our primary equipment consisted of one mobile AFJ coiled tubing unit, which is currently located at the Reliance facility in Lulling, Texas. We also maintain certain satellite communication equipment, computer equipment, and furniture at our principal executive office. We believe that our facilities and equipment are in good operating condition and that they are adequate for their present use.

Item 3. Legal Proceedings

Chapter 11 Proceedings

On January 19, 2007, Blast Energy Services, Inc. and its wholly owned subsidiary, Eagle Domestic Drilling Operations LLC, the (“Debtors”), filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas - Houston Division under Chapter 11 of Title 11 of the US Code (the “Bankruptcy cases”). The Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As of the date of the filing, then pending litigation against the Debtors was automatically stayed pursuant to 11 USC§ 362. Absent termination or modification of the automatic stay by order of the Bankruptcy Court, litigants may not take any action to recover on pre-petition claims against the Debtors. These stayed lawsuits include: (i) a state court suit filed by Second Bridge LLC in Cleveland County, Oklahoma (“Oklahoma State Court Suit”) claiming breach of contract under a consulting services agreement signed on August 25, 2006, asserting a personal property lien and claiming damages of $4.8 million; and (ii) a complaint in Franklin County, Arkansas filed by Chrisman Ready Mix claiming approximately $126,000 for drilling rig transportation expenses incurred on behalf of the Debtors. All such pre-petition claims were resolved in the Bankruptcy Cases.

The Debtors were also involved with the following additional disputes filed in the Bankruptcy Cases, which are separate and distinct from proofs of claim filed in the cases:

(a) the Debtors filed an adversary proceeding against Second Bridge LLC seeking to invalidate the personal property lien asserted by Second Bridge, to recover preferences and fraudulent transfers and to avoid the consulting services agreement as a fraudulent conveyance. Second Bridge filed a second suit in the form of an adversary proceeding essentially alleging the same claims asserted in the Oklahoma State Court Suit.   Second Bridge and numerous other Thornton entities also filed objections to the debtors planned rig sale referenced below, but all parties entered into a settlement agreement approved on May 14, 2007 and all claims, including this suit and the Oklahoma State Court Suit, were mutually released.

(b) the Debtors requested authority to sell the Eagle drilling rigs to their senior secured lender Laurus for a consideration equal to the outstanding debt obligations owed to Laurus. The Debtors’ efforts to complete this transaction were objected to by various entities controlled by Rodney D. Thornton. On May 14, 2007, the Court approved a settlement agreement between Thornton entities and the Debtors. Laurus and the Debtors signed an Asset Purchase Agreement May 17, 2007 to sell the rigs to Boom Drilling LLC, a designee of Laurus.

(c) the Debtors sued Saddle Creek Energy Development, a Texas joint venture, for non-payment of work performed under an IADC drilling contract that provided for the drilling of three initial wells, and which was subsequently amended to provide for the drilling of an additional three wells as well as providing labor and materials to operate a Saddle Creek rig. Eagle also filed liens on certain leases and on the Saddle Creek rig and initiated a foreclosure action in the Court. On April 23, 2007, Saddle Creek and Eagle entered into a mediated settlement whereby Saddle Creek would pay Eagle $475,000 and $200,000 on May 15th and June 1st, respectively.  In return, Eagle would release all liens filed on Saddle Creek’s assets. On May 15, 2007, Saddle Creek failed to perform its obligations and Eagle has continued its litigation claims against Saddle Creek for an amount in excess of $3.4 million. Saddle Creek filed bankruptcy itself in the US Bankruptcy Court for the Northern District of Texas, which case is still pending.

(d) Alberta Energy Partners filed pleadings in the nature of contested matters asserting that Blast cannot retain its interests under that certain Technology Purchase Agreement entered into by Blast in August, 2005. Blast has vigorously defended itself against such action, and asserted the rights available to it under the Bankruptcy Code. At the Bankruptcy Court level all issues have been resolved in favor of Blast. Alberta continues to appeal the Court’s decisions in the District Court for the Southern District and Blast plans to vigorously defend itself.

(e) On August 20, 2007, the Debtors entered into an Agreement and Mutual Release with the Thornton Security Business Trust (the “Trust”) whereby the Debtors and the Trust agreed to release, acquit and forever discharge each other, their current and former agents, officers, directors, servants, attorneys, representatives, successors, employees, trustees, beneficiaries, accountants, and assigns from any and all rights, obligations, claims, demands and causes of action, whether in contract, tort, under state and/or federal law, or state and/or federal securities regulations, whether asserted or unasserted, whether known or unknown, suspected or unsuspected, for or by reason of any matter, cause or thing whatsoever, including all obligations arising therefrom, and omissions and/or conduct of each party, and/or each parties’ agents, attorneys, servants, representatives, successors, employees, directors, officers, trustees, beneficiaries, accountants and assigns, relating directly or indirectly thereto (the “Release”).  Additionally, the Trust agreed to sell its entire share ownership of Blast common stock (16,477,500 shares) to Blast in consideration for the Release and $16.48 in cash. The Release and the stock repurchase were approved by the Bankruptcy Court.  As a result, the Trust, no longer owns any Blast securities resulting in the number of outstanding Blast shares being reduced by approximately 24%.

(f) On August 21, 2007, the Debtors entered into an Agreement and Mutual Release with Edge Capital and the Frazier Entities (collectively “Edge”). Edge had made a claim against the Debtors for about $2.4 million for allegedly failing to register stock on their behalf. The Agreement and Mutual Release included provisions that Edge withdraw their claims, that Edge confirm and ratify the stipulation entered by the Court, that Edge sign a mutual release in exchange for the Debtors entering into a revised Warrant Agreement with Edge that extended the term of 750,000 preexisting warrants by three years to January 19, 2011, for the Debtors agreeing to not require return of a certain Landers rig and for the Debtors waiving a royalty fee on any operations performed with said Landers rig.

Emergence from Bankruptcy

On November 28, 2007 Blast entered into an agreement with Eric McAfee, a major shareholder to guarantee $4 million of funding to Blast in exchange for certain Convertible Preferred shares, to provide additional DIP financing and a commitment to pay all unsecured creditors in full. On February 26, 2008, the Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  This ruling allows the Debtors to emerge from Chapter 11 bankruptcy, which became effective February 27, 2008.

The overall impact of the confirmed Plan was for Blast to emerge with allowed unsecured claims fully paid, have no debt service scheduled for at least two years, and to keep equity shareholders’ interests intact.  The major components of the Plan, which was overwhelmingly approved by creditors and shareholders, are detailed below.

Under the terms of the confirmed Plan, Blast has raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the allowed unsecured  claims, all allowed unsecured administrative claims, and all statutory priority claims (unless a contrary agreement was reached), for a total amount of approximately $2.4 million.  The remaining $1.6 million will be used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business.

The sale of the convertible preferred securities was conditioned on approval of the Plan and as such, the securities will be issued after Blast successfully merges with its wholly owned subsidiary, Blast Energy Services, Inc., a Texas corporation, whereby Blast re-domiciles in the State of Texas

This Plan also preserves the equity interests of our existing shareholders. Furthermore, Blast will continue to prosecute the litigation against Quicksilver and Hallwood, if they are unable to meet the terms of the settlement agreement (described below). Blast has previously estimated these legal recoveries to be in the range of $15 million to $45 million (gross). Blast can make no assurances as to the outcome or success of the Quicksilver litigation or that Hallwood can complete their major financing and satisfy the terms of their settlement agreement.

Under the terms of the Plan, Blast will carry three secured obligations:

•
A $2.1 million interest-free senior obligation with Laurus, that is secured by the assets of Blast and is payable only by way of a 65% portion of the proceeds that may be received for the customer litigation lawsuits or any asset sales that may occur in the future; and

•
A $125,000 note to McClain County, Oklahoma for property taxes, which can also be paid from the receipt of litigation proceeds from Quicksilver, or if not paid, it will convert into a six and one half percent interest bearing note in February 27, 2010, and due in twelve monthly installments of $10,417;  and

•
A pre-existing secured $1.12 million eight-percent (8%) note with Berg McAfee Companies has been extended for an additional three years from February 27, 2008 and contains an option to be convertible into Company stock at the rate of one share of common stock for each $0.20 of the note outstanding.

No other claims exist on the future operating cash flows of Blast except for ongoing ordinary operating expenses.

Non-Bankruptcy Related Litigation Matters

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (“Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“Eagle”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of the membership interests of Eagle.  Hallwood alleged Eagle Drilling and Eagle were in breach of the IADC contracts and it ceased performance under the contracts.  Hallwood claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood has demanded that the remaining balance of funds advanced under the contracts, in the amount of $1.65 million, be returned. The Hallwood suit pending in Tarrant County, Texas is currently stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of Blast and its subsidiary, Eagle. Eagle vigorously contests the claims by Hallwood and has instituted proceedings (“the Adversary Proceeding”) to prosecute causes of action for breach of contract, tortious interference and business disparagement against Hallwood in the US Bankruptcy Court for the Southern District of Texas in Houston.  Hallwood filed its counterclaim in the Adversary Proceeding, largely mirroring the claim that was filed in the Tarrant County litigation.  Eagle and Hallwood have discussed potential settlements to this litigation; however, there can be no assurance that any settlement will be reached, or that it will be on favorable terms to Eagle.  The parties’ have agreed to try the case in the US Bankruptcy Court for the Southern District of Texas in Houston.  This agreement was approved by the US Bankruptcy Court and a trial date has been scheduled for May 20, 2008.

On April 3, 2008, Eagle and Hallwood signed an agreement to settle the litigation between them for a total settlement amount of approximately $6.4 million. Under the terms of this agreement, Hallwood will pay to Eagle $2.0 million in cash, issue $2.75 million in equity from a pending major financing and has agreed to irrevocably forgive approximately $1.65 million in Eagle payment obligations effective immediately. In return, Eagle has agreed to suspend its legal actions against Hallwood for approximately six months.  Additionally, in the event Hallwood is able to secure an aggregate of $20 million in bridge financing prior to June 30, 2008, Hallwood will pay Eagle a $500,000 advance on its cash obligation. Should Hallwood be unable to complete their major financing by September 30, 2008, Eagle will immediately resume its legal actions against Hallwood and the $500,000 advance will not be credited against any future judgment or settlement amounts.  Upon receipt of the entire settlement amount by Eagle, the parties and their affiliates will be fully and mutually released from all and any claims between them. This settlement agreement has been approved by both companies’ board of directors but is subject to the approval of the Bankruptcy Court.

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of the membership interests of Eagle.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by Eagle and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations.  Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  After Blast and Eagle filed their petition for reorganization in the US Bankruptcy Court for the Southern District of Texas in Houston, Quicksilver removed the lawsuit to the US Bankruptcy Court for the Northern District of Texas.  On May 7, 2007, the US Bankruptcy Court for the Northern District of Texas approved the motion filed by Eagle seeking to have the lawsuit transferred to the US Bankruptcy Court for the Southern District of Texas in Houston where its petition for reorganization under Chapter 11 of the US Bankruptcy Code was pending.  Subsequent to the transfer, Eagle and Quicksilver entered into a stipulation that the lawsuit would be tried in the Bankruptcy Court before a jury and the case was set for a jury trial in September 2008.  On motion filed by Eagle Drilling, the US Bankruptcy Court for the Southern District of Texas in Houston recommended that the US District Court for the Southern District of Texas withdraw its reference of the adversary proceeding to the Bankruptcy Court.  The District Court has not yet acted on the Bankruptcy Court’s recommendation.  It is unknown what, if any, affect the Bankruptcy Court’s recommendation will have on the date for the trial of this matter.

Steinberger Derivative Lawsuit (Settled)
Blast entered into a settlement agreement with Mr. Charles Steinberger in August 2005 in full settlement of a lawsuit for wrongful dismissal between the parties. Such settlement resulted in the creation of a $500,000 interest free note being made in favor of Mr. Steinberger on Blast’s books payable at June 30, 2007. Subsequently, Blast was named as a party in the derivative lawsuit between Mr. Steinberger and his attorney but this case has now been settled and Mr. Steinberger was paid $500,000 in full February 27, 2008.

Concluding Statement

Other than described above, we are not aware of any other threatened or pending legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years. As part of its regular operations, we may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters. Although we can provide no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on Blast, except as described above, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

In October 2007, as a part of the restructuring process under Chapter 11 bankruptcy, Blast distributed to shareholders a copy of its First Amended Plan of Reorganization and an accompanying ballot to vote for or against the Plan.  The terms of the Plan that required a vote of the shareholders included Blast’s plan to increase authorized common shares from 100,000,000 to 180,000,000, authorize 20,000,000 shares of new preferred stock and change its corporate registration from California to Texas. Shareholders overwhelmingly approved the Plan with over 99% of the returned ballots voting in favor of the Plan.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The common stock of Blast Energy Services, Inc. commenced trading on the OTC Bulletin Board July 18, 2003 under the symbol “VDYS”. Effective June 6, 2005, we changed our name and the trading symbol became “BESV”. The following table sets forth, for the periods indicated, the high and low trading prices of a share of our common stock as reported on the OTC Bulletin Board for the past two fiscal years. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

December 31, 2007	$ 0.24	$ 0.12
September 30, 2007	$ 0.34	$ 0.10
June 30, 2007	$ 0.24	$ 0.12
March 31, 2007	$ 0.37	$ 0.08

December 31, 2006	$ 0.90	$ 0.30
September 30, 2006	$ 1.56	$ 0.88
June 30, 2006	$ 1.10	$ 0.44
March 31, 2006	$ 1.59	$ 0.71

Holders

As of March 31, 2008, we had 51,162,404 shares of common stock issued and outstanding held by approximately 370 shareholders of record, which amount includes 1,150,000 shares of common stock approved for issuance under the class action settlement, which shares have not been issued to date. It also includes 900,000 shares, that are still outstanding as of the filing of this report, but which shares Blast plans to cancel in the second quarter 2008.

Dividends

We have never paid cash dividends. At present, we do not anticipate paying any dividends on our common stock in the foreseeable future and intend to devote any earnings to the development of our business.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the Directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Series A Convertible Preferred Stock

In connection with the approval of the Plan, the Bankruptcy Court, and the Board of Directors of Blast approved a change in domicile of Blast from California to Texas, which also included the authorization of  20,000,00 shares of Preferred Stock, of which 8,000,000 shares were designated Series A Convertible Preferred Stock, of which we have sold 8,000,000 shares to date, but which shares have not been issued as of the date of this filing.  We currently anticipate issuing such shares of Series A Convertible Preferred Stock shortly after the filing of this report.

The 8,000,000 shares of Series A Preferred Stock accrue interest at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of its intention to repay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with either (or both) of Blast’s pending litigation proceedings with Hallwood or Quicksilver in excess of $4,000,000, Blast is required to pay any and all outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs.

Additionally, the Preferred Stock (and any accrued and unpaid dividends) has optional conversion rights, which provide the holders of the Preferred Stock the right, at any time, to convert the Preferred Stock into shares of Blast’s common stock at a conversion price of $0.50 per share.

In addition, the Preferred Stock automatically converts into shares of Blast’s common stock at a conversion price of $0.50 per share, if Blast’s common stock trades for a period of more than twenty consecutive trading days at greater than $3.00 per share and the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

The Preferred Stock has the right to vote at any shareholder vote, the number of shares of voting common stock that the Preferred Stock is then convertible into.

The Preferred Stock may be redeemed at the sole option of Blast upon the receipt by Blast of a Cash Settlement from the pending Hallwood and Quicksilver litigation in excess of $7,500,000 provided that the holders, at their sole option, may have six months from the date of Blast’s receipt of the Cash Settlement to either accept the redemption of the Preferred Stock or convert such Preferred Stock into underlying shares of Blast’s common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities shown in first column)
Equity compensation plans approved by shareholders	-0-	-0-	-0-
Equity compensation plans not approved by shareholders	3,842,375	$0.89	4,157,625
Total	3,842,375	$0.89	4,157,625

Recent Sales of Unregistered Securities

There were no shares of common stock issued in 2007 from fund raising or private placement offerings of securities.  However, the Thornton Security Business Trust sold 16,447,500 shares of common stock back to Blast for $16.48 in August, 2007, which shares were then retired.  The retirement of the shares represented approximately a twenty-four percent decrease in the number of shares of common stock then outstanding. These shares were originally issued to the Trust as a part the purchase of the Eagle drilling rig business in August 2006.

In January 2008, Blast sold the rights to an aggregate of 2,000,000 units each consisting of four shares of Series A Convertible Preferred Stock and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4,000,000 or $2.00 per Unit, to Clyde Berg, an individual and to McAfee Capital LLC, a limited liability company.  The sale of the Units was conditioned on approval of the Plan and as such, the Units could not be issued until after the Merger is effected, Blast is re-domiciled and the Preferred Stock is authorized, however, the shares of Series A Preferred Stock have not been issued to date.  We currently anticipate the Units being issued shortly after the filing of this report.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and Blast took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by Blast.

In connection with the approval of the Bankruptcy Plan in February 2008, Blast’s Directors agreed to convert their unsecured claims for unpaid directors’ fees totaling approximately $164,000, into shares of Blast’s common stock at the rate of one share of common stock for each $0.20 of the deferred amount owed in connection with the approval of the Plan. Such conversions, currently still in progress, will result in the issuance of the following shares to our current and former Directors:

John Block	92,500
Roger P. (Pat) Herbert	120,000
Scott Johnson	72,500
Joseph Penbera	202,500
Jeff Pendergraft	55,000
Fred Ruiz	100,000
O. James Woodward III	177,500

We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuances, since the issuances will not involve a public offering, the recipients will take the securities for investment and not resale and Blast will take appropriate measures to restrict transfer.

Common Stock Issued Upon Exercise of Options

Date	Shares Issued Upon Exercise	Value	Comment

Fourth Quarter 2007	900,000	$90,000	Issued to a former CEO under the terms of a lawsuit settlement agreement signed in August 2005.

Common Stock Issued Upon Exercise of Warrants

Date	Shares Issued Upon Exercise	Value	Comment
Year 2007	None

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing grants and no underwriting discounts or commissions were paid by us.

Options

The following table summarizes option grants for the last two fiscal years:

Date	Number of Shares	Exercise Price	Market Price	Vesting	Term (years)	Fair Value	To Whom Issued
Year 2007	None
August 2006	1,500,000	$ 1.30	$ 1.30	Quarterly over 3 years	10	$1,950,000	Richard Thornton
May 2006	96,000	$ 0.61	$ 0.61	Monthly over 1 year	10	$ 58,560	Non-employee directors

Mr. Thornton subsequently resigned prior to any of these options vesting and his options were cancelled. We recorded no expense for the intrinsic value associated with the options vesting in 2007 and 2006, respectively.

Warrants

The following table summarizes warrants granted for the last two fiscal years:

Date	Number of Shares	Exercise Price	Term (years)	Other
Year 2007	None

August 2006	5,000,000	$ 0.01	2	Issued to selling members of Eagle Domestic Drilling Operations, LLC
	6,090,000	$ 1.44	7	Issued to Laurus Master Fund in connection with providing senior debt for purchase of land rig drilling business.
	6,090,000	$ 0.01	7	Issued to Laurus Master Fund in connection with providing senior debt for purchase of land rig drilling business.
	304,500	$0.01	2	Issued to Equity Source Partners as a commission to raise funds in 2006.

May 2006	300,000	$ 0.55	2	Issued in connection with Private Placement.

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing grants and no underwriting discounts or commissions were paid by us.

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

The business and the value of our common stock are subject to the following Risk Factors:

GENERAL RISKS RELATING TO OUR COMPANY

We filed for reorganization under Chapter 11 of the Bankruptcy Code on January 19, 2007 and despite having emerged effective February 27, 2008, we continue to be subject to the risks and uncertainties associated with residual Chapter 11 proceedings.

Because of the residual risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during and subsequent to these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.

We experienced substantial operating losses in 2007 and 2006, and do not currently have a sufficient amount of cash on hand or sources of available capital to meet our current liabilities and sustain our operations.   It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to meet our current liabilities and/or sustain our operations.

We suffered net losses since our inception, including net losses of approximately $9.9 million and $38.1 million for the years ended December 31, 2007 and 2006, respectively. These losses are the result of a sporadic revenue stream which has been inadequate to compensate for our operating and overhead costs as well as the impairment of our Landers license and our AFJ technology (as described above). As of December 31, 2007, our cash balance was approximately $49,000; however, during our bankruptcy case we were able to secure financing of $4 million through the sale of Convertible Preferred shares to our major shareholders and such funding occurred in January of 2008. At March 31, 2008, our cash balance was approximately $1.6 million. However, our base business still consumes cash and we have to generate more revenues and/or funding to avoid running out of cash and can give no assurances that we will not run out of cash.  If that were to occur, the value of our securities could decline in value and/or become worthless.

We are highly leveraged which limits our financial flexibility.

Our $2.1 million interest-free senior note with Laurus Master Fund contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	Incur additional indebtedness or issue certain types of securities;
•	Pay dividends or make distributions of our capital stock;
•	Make certain investments, including capital expenditures;
•	Sell or merge certain assets;
•	Create liens; and
•	Consolidate, merge, sell or otherwise dispose of all or substantially all our assets.

If we are unable to meet our debt service requirements, satisfy our debt covenants or any other event were to occur which would cause an event of default under the note, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection, which could cause any investment in Blast or Blast’s securities to become worthless.

We may be unable to raise the additional capital needed to fund our businesses, which would prevent us from continuing operations

We may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of such bankruptcy proceedings.  In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt securities due to our high leverage and due to restrictive covenants contained in our senior debt, assuming such senior debt, which may restrict our ability to expend or raise capital in the future. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection. If this were to happen, our results of operations and the value of our securities could be adversely affected.

Our Independent Auditors have expressed doubt as to our ability to continue as a going concern.

We incurred a net loss of approximately $9.9 million for the year ended December 31, 2007, and had an accumulated deficit of $77.9 million and a working capital deficit of $8.3 million as of December 31, 2007 and have several significant future financial obligations. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we are unable to continue as a going concern, any investment in Blast could become devalued or worthless.

We have historically had negative working capital, which will impair our ability to continue operations if we are unable to reverse this trend.

We had negative working capital of approximately $8.3 million and $41.6 million as of December 31, 2007 and 2006, respectively. We have also discontinued certain payments to vendors due to our previously pending bankruptcy proceedings. As a result, our vendors may decide to stop providing services and/or materials until we are able to pay them according to their terms. Our vendors may decide to no longer offer credit to us and they may cease to assist us until we can make satisfactory payment arrangements. If we cannot raise capital, we will need our lenders to extend payment terms or accept stock in lieu of cash, which they may not be willing to do.  If we are unable to arrange new financing or convince our lenders to extend payment terms or accept stock in lieu of cash, we may be unable to continue our business operations.

We have a limited operating history, just emerged from Chapter 11 Bankruptcy, and our business and marketing strategies planned are not yet proven, which makes it difficult to evaluate our business performance.

We have been in existence for only a few years.  We recently emerged from bankruptcy. Additionally, the two major customers which our drilling business had contracts with prior to our acquisition of certain drilling rigs, which were subsequently sold, terminated their agreements with us, and there can be no assurance that any damages will be received from such litigation. We have not yet been able to commercialize the capabilities of our abrasive jetting technology and are not conducting operations with the prior technology.  Abrasive jetting has been successfully commercialized in several industries but is not yet proven in the energy drilling industry.  Also, we have conducted satellite services to the oil and gas industry only since June 2002. We have no established basis to assure investors that our business or marketing strategies will be successful.  Because we have a limited operating history, there is little historical financial data upon which an investor may evaluate our business performance.   An investor must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in a rapidly evolving market. These risks and difficulties include our ability to meet our debt service and capital obligations, develop a commercial milling or jetting process with our abrasive jetting technology, attract and maintain a base of customers, provide customer support, personnel, and facilities to support our business, and respond effectively to competitive and technological developments, which difficulties have been further exacerbated by our Chapter 11 Bankruptcy. Our business strategy may not be successful or may not successfully address any of these risks or difficulties and we may not be able to generate future revenues.

Significant amounts of our outstanding shares of common stock are restricted from immediate resale but will be available for resale into the market in the near future, which could potentially cause the market price of our common stock to drop significantly, even if our business is doing well.

As of March 31, 2008, we had 51,162,404 shares of common stock issued and outstanding held by approximately 370 shareholders of record, including the pending retirement of 900,000 shares as described above and 1,150,000 shares approved for issuance but remain un-issued under the class action settlement from 2005. Blast is waiting on plaintiff counsel to provide our transfer agent with the approved distribution list of the members of the class.  Many of our outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop. An excessive sale of our shares may result in a substantial decline in the price of our common stock, and limit our ability to raise capital, even if our business is doing well.  Furthermore, the sale of a significant amount of securities into the market could cause the value of our securities to decline in value.

One principal stockholder can influence the corporate and management policies of our company.

Berg McAfee Companies with its affiliates, effectively control approximately 22% of our outstanding common stock on December 31, 2007, or 38% including common and preferred shares and warrants to be issued under the terms of the Plan of Reorganization in April 2008. Therefore, the Berg McAfee Companies may have the ability to substantially influence all decisions made by us. Additionally, these two major shareholders’ control could have a negative impact on any future takeover attempts or other acquisition transactions. Furthermore, certain types of equity offerings require stockholder approval depending on the exchange on which shares of a company’s common stock are traded. Because our officers and Directors do not exercise majority voting control over us, our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

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

Our operations are subject to hazards inherent in the energy service business, which are beyond our control. If those risks are not adequately insured or indemnified against, our results of operations could be adversely affected. Our operations are also subject to many hazards inherent in the land drilling business, including, but not limited to blow outs, damaged well bores, fires, explosions, equipment failures, poisonous gas emissions, loss of well control, loss of hole, damage or lost drill strings and damage or loss from inclement weather or other natural disasters. These hazards are to some extent beyond our control and could cause, among other things, personal injury and death, serious damage or destruction of property and equipment, suspension of drilling operations, and substantial damage to the producing formations and surrounding environment.

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

We depend to a large extent on the services of some of our executive officers and directors. The loss of the services of John O’Keefe or John MacDonald could disrupt our operations. We may not be able to retain our executive officers and may not be able to enforce the non-compete provisions in their employment agreements. We do not currently maintain key man insurance against loss of these individuals. Failure to retain key members of our management may have a material adverse effect on our continued operations.

Compliance with Section 404 of the Sarbanes-Oxley Act will strain our limited financial and management resources.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-KSB, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We currently have no active customers. We are in the process of testing and commercializing our AFJ technology.  If the technology cannot be commercialized, we will not be able to generate revenue for our abrasive jetting services. Our new AFJ drill rig may not convert into customer orders or cash revenue. If we are unable to attract customers and generate sufficient revenue or arrange new financing, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

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

We have been in an adversarial relationship with Alberta Energy Partners, which could ultimately cause our Technology Purchase Agreement to be rescinded.

Alberta Energy Partners filed pleadings in the nature of a contested matter asserting that Blast cannot retain its interests under the Technology Purchase Agreement entered into by Alberta and Blast in August, 2005, as amended in March 2006. Blast has vigorously defended itself against such action, and asserted the rights available to it under the Bankruptcy Code. Alberta continues to appeal the Court’s decisions and Blast plans to vigorously defend itself. The fact that we are in an adversarial relationship with our partner could have an adverse effect on our operations, the AFJ technology and/or the development thereof, which in turn could cause the value of our securities to decline in value or become worthless

Our customers may not realize the expected benefits of enhanced production or lower costs from our abrasive jetting technology, which may impair market acceptance of our drilling services.

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

We depend on the key equipment suppliers for our AFJ rigs to deliver in a timely manner and at a reasonable price, but lead-times in items, such as coiled tubing strings, have lengthened and prices have firmed with the current tightness in the energy service supply industry.  If we are unable to source our key equipment in a reasonable period and at a reasonable price, our planned revenues and costs may suffer, which would have a material negative impact on our abrasive jetting business and/or our ability to commercialize such technology.

RISKS RELATED TO OUR SATELLITE COMMUNICATIONS BUSINESS

We are in the early stages of defining a new intelligent-monitoring network-system for oil and gas customers in remote locations.

Currently, we are in the early stages of defining a new intelligent-monitoring network-system for oil and gas customers in remote locations.  Such new technical developments and product offerings have not been proven in the market place and may fail.  The failure of our intelligent-monitoring network-system would adversely affect are ability to generate revenues from this part of our business, which in turn would adversely affect an investment in our Company.

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

We are dependant on a few key customers for the majority of our revenues from our satellite business, and if we were to lose such customers, our results of operations would be severely impacted.

For the year ended December 31, 2007, we generated $418,468 in revenues through our satellite business, of which  69% of those revenues came from only two customers.  If we were to lose any of those customers and were unable to find similarly sized customers to take their place, our results of operations and revenues could be severely impacted, and we could be forced to curtail or abandon our current business plan and/or business operations.

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

Plan of Operations

Background

On February 26, 2008, the Bankruptcy Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  This ruling allows Blast to emerge from Chapter 11 bankruptcy. The overall impact of the confirmed Plan is for Blast to emerge with unsecured creditors fully paid, have no debt service scheduled for at least two years, and to keep equity shareholders’ interests intact.  Under the terms of the Plan, Blast has raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies. The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining $1.6 million will be used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business. It also allows Blast and Eagle to pursue their claims against Quicksilver and Hallwood, if Hallwood is unable to meet the terms of the settlement agreement.

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

Equipment

Equipment, including betterments which extend the useful life of the asset, is stated at cost.  Maintenance and repairs are charged to expense when incurred.  We provide for the depreciation of our equipment using the straight-line method over the estimated useful lives.  Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis.  No provision for salvage value is considered in determining depreciation of our equipment.  We review our assets for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives.  Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value.  In the case of the asset impairment booked in 2006, the future value of the rig assets was based upon the value of the proposed rig sale described in Note 8 in the Notes to the Consolidated Financial Statements.

Intellectual Property

We review our carrying value of the IP for impairment on an annual basis or when events or changes in circumstances indicate that the carrying values may no longer be appropriate.

During the bankruptcy process, Blast suffered several legal attacks by Alberta Energy Partners in their effort to rescind the AFJ Technology Purchase Agreement of March 17, 2006, which sold 50% of the technology to Blast. Such adversarial actions were defeated in Bankruptcy Court and are believed to be without merit by Blast but are now subject to appeal in the US District Court for the Southern District. Also during 2007, Blast was prevented from developing the AFJ technology due to severe cash constraints. Blast management continues to see huge market potential for the AFJ technology and plans to develop the technology as and when cash and human resources may be prudently applied to its commercialization. To this end, it has entered into Repair and Revenue Sharing agreements with Reliance Oil and Gas, a private operator.

The original cost of the Abrasive Fluid Jetting (“AFJ”) technology was $1,170,000 and the unamortized balance at December 31, 2007 was approximately $975,000 but management decided to impair the carrying value of the intellectual property to zero in order to reflect the uncertainty of the valuation of the technology, which is not yet commercially proven and which ownership is subject to dispute by its 50% owner, Alberta Energy Partners. Accordingly an impairment of $975,000 was recognized at December 31, 2007 and the AFJ technology is consequently being carried on the balance sheet at zero value.

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

Fiscal Year ended December 31, 2007 Compared to the Fiscal Year Ended December 31, 2006

Satellite Communications

Satellite Communications’ revenues decreased by approximately $618,000 to $418,000 for the year ended December 31, 2007, compared to $1,036,000 for the year ended December 31, 2006. Costs of services provided in connection with our Satellite Communications decreased by $493,000 to $445,000 for the year ended December 31, 2007, compared to $938,000 for the year ended December 31, 2006. The operating margin from Satellite Communications decreased by $147,000 to a negative contribution of $39,000 for the year ended December 31, 2007, compared to a positive contribution of $108,000 for the year ended December 31, 2006. The revenue and margin declines were a result of the loss of renewal and new business due to the customers’ reluctance to sign multi-year contracts while we were in Chapter 11 bankruptcy.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer.  We bill some of our bandwidth contracts in advance, but recognize revenue over the period benefited.  At December 31, 2007, $10,517 was reflected on the balance sheet as deferred revenue relating to Satellite Communication Services.

Down-hole Solutions

Down-hole Solution revenues decreased by approximately $14,000 to zero for the year ended December 31, 2007, compared to $14,000 for the year ended December 31, 2006.  Cost of services in connection with our Down-hole Solution revenues decreased $1,087,000 to $7,000 for the year ended December 31, 2007, compared to $1,094,000 for the year ended December 31, 2006. The operating margin from Down-hole Solutions increased by $107,000, to a loss of $1,075,000 for the year ended December 31, 2007, compared to a loss of $1,182,000 for the year ended December 31, 2006. The operating loss in 2007 is primarily related to the impairment of AFJ intellectual property described below.  The development of this technology has been on hold due to a lack of discretionary cash prior to and during our  Chapter 11  proceedings.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $1.0 million to $4.2 million for the year ended December 31, 2007, compared to $3.2 million for the year ended December 31, 2006.  The following table details the major components of SG&A expense over the periods:

	In thousands
	2007	2006	Increase (Decrease)
Payroll and related costs	$377	$400	$(23)
Option and warrant expense	1,254	737	517
Legal fees and settlements	1,940	880	1,060
External services	387	644	(257)
Insurance	152	213	(60)
Travel & entertainment	71	166	(95)
Office rent, Communications and Miscellaneous	5	120	(115)
	$4,186	$ 3,159	$ 1,027

The main reason for the increase in SG&A expenses was a result of approximately $1,060,000 from increased legal fees associated with the restructuring of the debtors while in bankruptcy, which includes not only debtors counsel but the costs incurred by the creditors’ committee and its support. For the most part, lower administrative costs were a result of managements’ efforts to reduce overhead costs while in Chapter 11.  Additionally, the calculation of non-cash expense associated with the employee stock options issued to a new employee hired as a part of the rig acquisition caused option and warrant expense to be significantly higher in 2007 than 2006.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $11,000 to $93,000 for the year ended December 31, 2007 compared to $104,000 for the year ended December 31, 2006.

Other Income

Total other income increased by approximately $490,000 to $211,000 for the year ended December 31, 2007 compared to total other expense of $279,000 for the year ended December 31, 2006.  The increase was primarily due to other income increasing by $141,000 in large part from a commission paid to Blast by Maxim TEP, a third-party oil and gas producer, in the sale of one of their producing fields and a $262,000 decrease in loss on extinguishment of debt resulting from the accounting for discontinued Eagle drilling operations in 2006.

Loss from Continuing Operations

Loss from continuing operations increased by approximately $576,000 to $5,089,000 for the year ended December 31, 2007 compared to $4,513,000 for the year ended December 31, 2006.  This increase is primarily related to the bankruptcy legal fees incurred in 2007.

Loss From Discontinued Operations

The loss from discontinued operations decreased by approximately $13,373,000 to a loss of $2,752,000 for the year ended December 31, 2007 compared to a loss of $16,125,000 for the year ended December 31, 2006.  The decrease in loss is primarily due to the significant reduction in operational activity resulting from the discontinued operations at the end of the first quarter of 2007 as Eagle’s business was being wound down and auctioned off in the bankruptcy process.

Asset Impairment Expense

In 2007, we fully impaired the value of the remaining Intellectual Property by writing off $975,000 due to legal challenges by our 50% partner Alberta Energy Partners and uncertainty as to its value. The charge for this impairment was made to operating income for the Down-hole Solutions business segment.

There were no asset impairments from our discontinued operations during 2007.  For the year ended December 31, 2006, following the cancellations of the two-year term contracts by our customers and our inability to replace these contracts with new customers, under the guidance of FAS 144, Blast has elected to impair the asset value of the land drilling rigs acquired in August 2006.and an impairment of approximately $17,435,000 was made against these assets for the year ended December 31, 2006.

Gain or Loss on Sale of Property

In 2007, we had a net loss of approximately $2.0 million from the sale of the contract land drilling business. In 2006, there were no sales of equipment.

Net Loss

The net loss for the year ended December 31, 2007 decreased to approximately $9.9 million from $38.1 million for the year ended December 31, 2006.  The decrease in net loss is primarily attributable to the reduction in impairment expense and a lower loss from discontinued operations offset in part by increases in general and administrative expenses from  legal costs while in Chapter 11. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that tax benefits will not be realized.

Liquidity and Capital Resources

Blast had total current assets of approximately $153,000 as of December 31, 2007, including a cash balance of $49,000, compared to total current assets of $4.4 million as of December 31, 2006, including a cash balance of $1.5 million.  The main reason for a decrease in current assets and cash was caused by the discontinued operations and tight cash availability during bankruptcy.

Blast had total assets as of December 31, 2007 of approximately $1.2 million compared to total assets of $52.0 million for the year ended December 31, 2006.  This decrease in total assets was mainly due to the decrease in non-current assets of discontinued operations from $45.0 million as of December 31, 2006 compared to zero as of December 31, 2007.

Blast also had total liabilities of approximately $8.6 million as of December 31, 2007, consisting of current liabilities of $8.5 million compared to total liabilities of $50.7 million as of December 31, 2006, consisting of current liabilities of $46.0 million.  The main reason for the decrease in liabilities is a $41.4 million decrease in current liabilities from discontinued operations.

We had negative net working capital of approximately $8.3 million and a total accumulated deficit of $77.9 million as of December 31, 2007.

Blast was also subject to certain contingent liabilities for approximately $1.65 million relating to litigation matters, including the dispute with Hallwood. However, under the terms of the April 2008 Hallwood Settlement Agreement, Hallwood has forgiven this obligation.

During our bankruptcy case we were able to secure financing of $4.0 million through the sale of Series A Convertible Preferred shares to Clyde Berg and McAfee Capital, LLC affiliates of our major shareholder Berg McAfee Companies. This funding became available to Blast when the Plan of Reorganization became effective on February 27, 2008. At March 31, 2008, our cash balance was approximately $1.6 million. However, our base business still consumes cash and we have to generate more revenues or funding to avoid running out of cash at some point and can provide no assurances that such generation will occur or that we will be successful in prosecuting our litigation claims against Quicksilver or Hallwood, if Hallwood is unable to meet the terms of the settlement agreement.

In May 2007 as a part of the Plan of Reorganization, Blast agreed with Laurus to exchange the $40.6 million of senior secured debt plus interest and penalties for five drilling rigs, which were sold to Laurus designee Boom Drilling, LLC. In August 2007, Blast also entered into an agreement and mutual release with the Thornton Securities Business Trust and repurchased 16.48 million shares for $16.48. Those shares were originally sold in August 2006 in the acquisition of Eagle and were retired by Blast following the repurchase in August 2007, reducing Blast’s outstanding shares by approximately 24%.

Under the terms of the Plan, Blast will carry three secured obligations:

•
A $2.1 million interest-free senior obligation with Laurus, that is secured by the assets of Blast and is payable only by way of a 65% portion of the proceeds that may be received for the customer litigation lawsuits or any asset sales that may occur in the future; and

•
A $125,000 note to McClain County, Oklahoma for property taxes, which can also be paid from the receipt of litigation proceeds, or if not paid, it will convert into a six and one half percent interest bearing note due February 27, 2010, and due in twelve monthly installments of $10,417;  and

•
A pre-existing secured $1.12 million eight-percent (8%) note with Berg McAfee Companies has been extended for an additional three years from February 27, 2008 and contains an option to be convertible into Company stock at the rate of one share of common stock for each $0.20 of the note outstanding.

No other claims exist on the future operating cash flows of Blast except for ongoing ordinary operating expenses.

Cash Flows From Operating Activities

We had net cash used in operating activities of approximately $1,097,000 for the year ended December 31, 2007, which was mainly due to a $5,089,000 loss from continuing operations offset by positive changes in working capital, which included a non-cash charge for option and warrant expense of $1,254,000, a decrease in accounts payable of $1,430,000 and $975,000 of impairment of intellectual property .

Cash Flows from Investing Activities

We had net cash used in investing activities of $12,000 for the year ended December 31, 2007 compared to $1,132,000 as of December 31, 2006.  Net cash used in investing activities for the year ended December 31, 2007, included $41,649 of purchase of property and equipment offset by $30,000 of proceeds from restricted cash.  We spent approximately $127,000 in 2006, primarily for the construction costs on the prototype abrasive fluid jetting rig.

Cash Flows from Financing Activities

We had approximately $790,000 in net cash provided by financing activities for the year ended December 31, 2007, which was mainly due to $700,000 of proceeds received from the Debtor-in-Possession financing arrangement with McAfee Capital and Clyde Berg. The Debtor-in-Possession loan had a balance of $800,000 at the time of the approval of the Plan and Blast currently anticipates converting such debt into shares of Blast’s common stock at the rate of one share of common stock for each $0.20 owed, shortly after the filing of this report.

In connection with the approval of Blast’s Bankruptcy Plan, Blast raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining $1.6 million will be used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business.

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Item 7. Financial Statements

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public
Accounting Firm	42

Consolidated Balance Sheet as of December 31, 2007	43

Consolidated Statements of Operations
Years ended December 31, 2007 and 2006	44

Consolidated Statements of Stockholders’ Deficit
Years ended December 31, 2007 and 2006	45

Consolidated Statements of Cash Flows
Years ended December 31, 2007 and 2006	47

Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Blast Energy Services, Inc.
 Houston, Texas

We have audited the accompanying consolidated balance sheet of Blast Energy Services, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of Blast Energy’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Blast is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Blast’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blast Energy Services, Inc. as of December 31, 2007 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Blast Energy Services, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Blast incurred a net loss for the year ended December 31, 2007 and has a working capital deficit and an accumulated deficit at December 31, 2007  which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 4, 2008

BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2007

2007
Assets
Current Assets:
Cash	$48,833
Accounts receivable, net	46,292
Other assets	57,409
Total Current Assets	152,534

Intellectual property, net of accumulated amortization of $195,000 and impairment of $975,000	-
Equipment, net of accumulated depreciation of $35,488 and $38,171	1,083,645
Total Assets	$1,236,179

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,384,929
Accrued expenses	612,476
Deferred revenue	10,517
Advances-related parties	1,700,000
Notes payable	542,500
Senior Debt	2,100,000
Current liabilities of discontinued operations	2,112,413
Total Current Liabilities	8,462,835

Notes payable	125,000
Total Liabilities	8,587,835

Stockholders’ Deficit:
Common stock, $.001 par value, 100,000,000 shares authorized; 52,027,404 shares issued and outstanding	52,027
Additional paid-in capital	70,471,873
Accumulated deficit	(77,875,556)
Total Stockholders’ Deficit	(7,351,656)
Total Liabilities and Stockholders’ Deficit	$1,236,179

See notes to the consolidated financial statements

 BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006
Revenue:
Satellite Communications	$418,468	$1,035,712
Down-hole Solutions	-	14,150
Total Revenue	418,468	1,049,862

Cost of services provided:
Satellite Communications	445,060	937,918
Down-hole Solutions	6,793	1,093,506
Total Cost of Services Provided	451,853	2,031,424

Depreciation and amortization	93,366	103,602
Impairment of intellectual property	975,000	–

Gross deficit	(1,101,751)	(1,085,164)

Operating expenses:
Selling, general and administrative	4,185,847	3,159,030
Bad debts expense (recoveries)	12,436	(10,290)

Operating loss	(5,300,034)	(4,233,904)

Other income (expense):
Interest income	2,740	6,055
Other income	232,434	91,804
Interest expense	(23,758)	(114,699)
Loss on extinguishment of debt	–	(262,000)
Total other income (expense)	211,416	(261,828)

Loss from continuing operations	(5,088,618)	(4,495,732)

Discontinued operations:
Loss from discontinued operations	(2,751,840)	(16,125,435)
Asset impairment	–	(17,434,729)
Loss on sale of equipment	(2,033,714)	–
Loss from discontinued operations	(4,785,554)	(33,576,794)

Net loss	$(9,874,172)	$(38,072,526)

Basic and diluted net loss per share
Continuing operations	$(0.08)	$(0.09)
Discontinued operations	$(0.08)	$(0.65)
Net loss	$(0.16)	$(0.74)

Weighted average shares outstanding	61,680,431	51,526,500

See notes to the consolidated financial statements

Blast Energy Services, Inc. Annual Report

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balances at December 31, 2005	-	-	42,060,477	$42,060

Shares issued for:
Cash, net of fundraising costs			900,000	900
Services			720,208	720
Land Drilling Rig acquisition			17,400,000	17,400
Cash exercise of warrants and options			5,805,707	5,806
Notes payable, accrued interest and salaries			663,698	664
Reinstatement			59,814	60
Option expense
Warrant expense

Net loss

Balances at December 31, 2006	-	-	67,609,904	$67,610

Shares issued for:
Cash exercise of warrants and options			900,000	900
Cancellation of shares			(16,482,500)	(16,483)
Option expense

Net loss

Balances at December 31, 2007	-	-	52,027,404	$52,027

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2007 and 2006

	Additional Paid-In Capital	Accumulated Deficit	Total

Balances at December 31, 2005	$29,855,409	$(29,928,858)	$(31,389)

Shares issued for:
Cash, net of fundraising costs	422,100		423,000
Services	663,280		664,000
Land Drilling Rig acquisition	18,102,600		18,120,000
Cash exercise of warrants and options	220,241		226,047
Notes payable, accrued interest and salaries	829,002		829,666
Reinstatement	(60)		-
Option expense	736,846		736,846
Warrant expense	18,286,835		18,286,835

Net loss		(38,072,526)	(38,072,526)

Balances at December 31, 2006	$69,116,253	$(68,001,384)	$1,182,479

Shares issued for:
Cash exercise of warrants and options	89,100		90,000
Cancellation of shares	12,967		(3,516)
Option expense	1,253,553		1,253,553

Net loss		(9,874,172)	(9,874,172)

Balances at December 31, 2007	$70,471,873	$(77,875,556)	$(7,351,656)

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities
Net loss	$(9,874,172)	$(38,072,526)
Loss from discontinued operations	(4,785,554)	(33,576,794)
Loss from continuing operations	(5,088,621)	(4,495,732)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	93,366	103,602
Impairment of intellectual property	975,000	-
Option and warrant expense	1,253,553	19,023,681
Loss on extinguishment of debt	-	262,00
Stock issued for services	-	644,000
Amortization of note discount	-	603,992
Receivable from related party	-	3,600
Bad debt provisions	12,436	(10,290)
Change in:
Accounts receivable	56,182	(272,570)
Other current assets	19,172	524,643
Accounts payable	1,429,831	609,903
Accrued expenses	192,195	361,250
Deferred revenue	(40,413)	(87,275)
Net Cash Provided By (Used In) Operating Activities	(1,097,296)	17,270,804

Cash Flows From Investing Activities
Investment in restricted cash	-	(704,750)
Proceeds from restricted cash	30,000	-
Purchase of property and equipment	(41,649)	(300,163)
Construction of equipment	-	(127,303)
Net Cash Used In Investing Activities	(11,649)	(1,132,216)

Cash Flows From Financing Activities
Purchase of treasury stock	(16)	-
Proceeds from exercise of options and warrants	90,000	211,778
Borrowings on debt	700,000	-
Principal payments on long term debt	-	(2,500)
Net Cash Provided By Financing Activities	789,984	209,278

Discontinued Operations
Discontinued operating activities	(1,020,870)	(21,660,362)
Discontinued investing activities	94,131	(47,351,400)
Discontinued financing activities	(240,070)	53,362,521
Net Cash Provided By (Used In) Discontinued Operations	(1,166,809)	(15,649,241)

Net change in cash	(1,485,770)	698,625
Cash at beginning of period	1,534,603	835,978

Cash at end of period	$48,833	$1,534,603

Cash paid for:
Interest	$-	$84,865
Income taxes	-	-

Non-Cash Transactions:
Shares issued for acquisition of Eagle	$-	$3,120,000
Warrants issued for acquisition of Eagle	-	18,286,835
Conversion of notes payable to common stock	-	550,000
Additional shares issued for interest payable	-	17,666
Shares issued for accounts payable	-	27,000
Long-term payable for consulting agreement	-	5,400,000
Shares issued for equipment	-	20,000
Exchange of rigs for debt	45,822,321	-
Prepaid insurance financed with note payable	112,907	-
Cancellation of insurance finance note	186,325	-

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Business. Blast Energy Services, Inc. was originally formed in California on April 7, 1999.  Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Blast licensed and owned technologies. We are an emerging technology company in the energy sector and strive to assist oil and gas companies in producing more economically. We seek to provide quality services to the energy industry through our two divisions:
•	Satellite Communication services to remote oilfield locations, and
•	Down-hole Solutions, such as our abrasive fluid jetting technology.

Our strategy is to grow our businesses by maximizing revenues from the communications and down-hole segments and controlling costs while analyzing potential acquisition and new technology opportunities in the energy service sector. In the near term, we also seek to maximize value from the customer litigation (described in Note 15).

On February 26, 2008, the Bankruptcy Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  This ruling allows Blast to emerge from Chapter 11 bankruptcy. The overall impact of the confirmed Plan was for Blast to emerge with unsecured creditors fully paid, have no debt service scheduled for at least two years, and keep equity shareholders’ interests intact.  Pursuant to the Plan, Blast was to re-domicile in Texas.  Blast created and filed a certificate of formation for Blast Energy Services, Inc, a Texas corporation and wholly owned subsidiary of Blast, in March 2008.  Immediately upon the formation of this subsidiary, Blast filed Articles of Merger in Texas and California, whereby Blast merged with and into the Texas corporation which became the surviving entity.  Blast adopted and replaced its articles of incorporation and bylaws with those of the Texas corporation to effect the merger. Blast also adopted a resolution providing for the issuance of a series of Eight Million (8,000,000) shares of Series A Convertible Preferred Stock (described above).

Acquisition of Eagle.  In August 2006, we acquired Eagle Domestic Drilling Operations LLC (“Eagle”), a drilling contractor which at that time owned three land rigs, and had three more under construction.   The acquisition of Eagle added a major new segment to our business. As part o the financial consideration for the purchase of Eagle, we entered into a Securities Purchase Agreement (“SPA”) with Laurus Master Fund, Ltd. (“Laurus”) to finance $40.6 million of the total purchase price of Eagle. Under the SPA, we issued a Secured Term Note in the original principal amount of $40.6 million with a final maturity in three years, with interest at prime plus 2.5%, with a minimum rate of 9%, at the time equal to 10.75%., payable quarterly to Laurus. The principal was to be repaid commencing April 1, 2007 at a rate of $800,000 per month for the first twelve months from that date, $900,000 per month for the subsequent twelve months and $1,000,000 per month until the Note matures. The remaining balance of the Note was to be paid at maturity with any associated interest.

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

Restructuring.  On January 19, 2007, Blast and Eagle, filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas – Houston Division (the “Court”) under Chapter 11 of Title 11 of the US Code in order that we may dispose of burdensome and uneconomical assets and reorganize our financial obligations and capital structure.

In May 2007, Blast entered into a Settlement Agreement with Laurus on the terms of the satisfaction of substantially all of its secured claims against Blast by virtue of the implementation of an asset purchase agreement. The terms of the Settlement, including the satisfaction of the remainder of the Laurus claims, are to be implemented in the plan of reorganization. The Settlement and the treatment of the Laurus secured claims provides for the transfer of five land drilling rigs and associated spare parts to Laurus in settlement of Laurus’ note, accrued interest and default penalties on the note, save and except a residual $2.1 million that will remain as a secured debt owed by Blast to Laurus and which will be provided for in the plan of reorganization consistent with the terms of the Settlement.

Our consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including the provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Fair Value of Financial Instruments.  The carrying amount of Blast’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of related party transactions is not determinable due to their related party nature.

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

Credit Risk Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2007, Blast has determined that no amount for allowance for doubtful accounts is required.

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

During the bankruptcy process, Blast suffered several legal attacks by Alberta Energy Partners in their effort to rescind the AFJ Technology Purchase Agreement of March 17, 2006, which sold 50% of the technology to Blast. Such adversarial actions were defeated in Bankruptcy Court and are believed to be without merit by Blast but are now subject to appeal in the US District Court. Also during 2007, Blast was prevented from developing the AFJ technology due to severe cash constraints. Blast management continues to see market potential for the AFJ technology and plans to develop the technology as and when cash and human resources may be prudently applied to its commercialization. To this end, it has entered into Repair and Revenue Sharing agreements with Reliance Oil and Gas, a private operator.

The carrying value of IP is subject to the accounting doctrine of “lower of cost or market”. The original cost of the AFJ technology was $1,170,000 and the unamortized balance at December 31, 2007 was $975,000 but management has decided to impair the carrying value to zero in order to reflect the uncertainty of the valuation of the technology, which is not yet commercially proven and which ownership is subject to dispute by its 50% owner, Alberta Energy Partners. Accordingly an impairment of $975,000 was recognized at December 31, 2007 and the AFJ technology is consequently being carried on the balance sheet at zero value. Blast had also reduced the value of its Landers technology to zero effective December 31, 2005.

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

Blast did not grant any options or warrants in 2007.  However, it did extend 750,000 warrants for three years to Edge Capital Group under an Agreement for Settlement and Mutual Release. During the year ended December 31, 2006, Blast granted 1,596,000 share options at exercise prices ranging from $ 0.61 to $1.30 per share for services rendered at the options’ fair value totaling $2,233,560. Of this amount, $345,555 was recorded as compensation expense and $1,888,005 was deferred to recognize over the future periods in which the services are being performed. Variables used in the Black−Scholes option−pricing model included: (1) 4.8 to 5.25% risk−free discount rate, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility in the range of 475% to 490%, and (4) zero expected dividends.

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

Earnings Per Share.  Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast has incurred net losses for the years ended December 31, 2007 and 2006 and therefore, basic and diluted earnings per share are the same as all potential common equivalent shares would be anti-dilutive.

Recently Issued Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  Blast adopted FIN 48 effective January 1, 2007.  The impact of the adoption of FIN 48 did not have a material effect on Blast’s financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157, but does not expect its implementation will have a significant impact on Blast’s financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intention of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007.  Management is currently analyzing the effects of SFAS 159, but does not expect its implementation will have a significant impact on Blast’s financial condition or results of operations.

Blast does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Reclassifications. Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Blast incurred a net loss of approximately $9.9 million for the year ended December 31, 2007, has an accumulated deficit of $77.9 million and a working capital deficit of $8.3 million as of December 31, 2007 and has several significant future financial obligations. These conditions raise substantial doubt as to Blast’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.

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

NOTE 3 – EQUIPMENT

Equipment consisted of the following at December 31, 2007:

Description	Life
AFJ Rig	12 years	$ 1,066,678
Computer equipment	3 years	25,788
Automobile	4 years	21,883
Service Trailer	5 years	4,784
		1,119,133
Less: accumulated depreciation		(35,488)
		$ 1,083,645

NOTE 4 – INTELLECTUAL PROPERTY (“IP”)

Effective August 25, 2005, we entered into a definitive agreement to purchase from Alberta Energy Partners (“Alberta”) an interest in the AFJ technology that provides us the unrestricted right to use the technology and license the technology worldwide to others. We expect to utilize the technology as the foundation for our down-hole solutions business once it is commercialized.

As part of the agreement, we issued Alberta 3,000,000 shares of restricted common stock, with registration rights, and warrants to purchase 750,000 shares of our common stock at an exercise price of $0.45 per share. The warrants have a three-year term and vest when we receive $225,000 in revenue from our initial rig utilizing the technology, which has not occurred to date. We also agreed to pay Alberta a royalty payment of $2,000 per well bore or 2% of the gross revenues received in connection with each well bore, whichever is greater, in connection with the licensing of the technology. The parties also agreed to share any revenues received by us from licensing the technology, with Alberta receiving 75% of licensing revenues until it receives $2,000,000, at which time its proportion of the licensing revenue shall decrease to 50%, thereafter. Our ownership interest in the technology is 50%. Either party has a right of first refusal on any new applications of the technology by the other party, or any sale of the other party’s interest in the technology. However, in connection with our Chapter 11 restructuring, Alberta Energy Partners filed pleadings to rescind the Technology Purchase Agreement, which is discussed in greater detail below in Note 15.   While these issues are under appeal by Alberta in District court, we intend to vigorously defend our ownership rights to this technology in any future legal actions in this matter.

The original cost of the AFJ technology was $1,170,000 and the unamortized balance prior to the write down at December 31, 2007 was approximately $975,000. Management has decided to impair the carrying value to zero in order to reflect  the uncertainty of the valuation of the technology, which is not yet commercially proven and which ownership has been subject to dispute by its 50% owner, Alberta Energy Partners. Accordingly an impairment of $975,000 was recognized at December 31, 2007 and the AFJ technology is consequently being carried on the Balance Sheet at zero value.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at December 31, 2007 consisted of the following:

Accrued payroll	$ 25,708
Director fees	372,000
Interest	148,129
Other	66,639
$ 612,476

Substantial amounts of the Accrued Expenses were paid or satisfied effective February 27, 2008.

NOTE 6 – DEFERRED REVENUE

Blast bills some of its satellite bandwidth contracts in advance over periods ranging from 3 to 36 months.  Blast recognizes revenue evenly over the contract term.  Deferred revenue related to satellite services totaled $10,517 at December 31, 2007, all of which is expected to be recognized in the next twelve months.

NOTE 7 – ADVANCES – RELATED PARTIES

Rig Financing
During 2005, under the agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, funded primarily by Eric McAfee and Clyde Berg, each of whom are considered significant holders of Blast, $1 million rig funding was received. These loans bear interest at an average rate of 7.4% and have been accrued since the note’s inception. The loan matured on March 31, 2007 and was not paid subject to the Chapter 11 proceedings.

Debtor-in-Possession (DIP) Loan
The Bankruptcy court approved Blast’s ability to draw $800,000 from Berg McAfee and related entities to finance Blast on a temporary basis.  This loan is interest-free and due on demand.  The Plan allows Berg McAfee to convert the outstanding balance of the DIP loan into Company’s common stock on the effective date of the Plan at the rate of one share of common stock for each $0.20 of the DIP loan outstanding.  No amount of this loan has been converted into stock to date.

NOTE 8 - RELATED PARTY TRANSACTIONS

On February 26, 2008, the Bankruptcy Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  This ruling allows Blast to emerge from Chapter 11 bankruptcy.

The overall impact of the confirmed Plan was for Blast to emerge with unsecured creditors fully paid, have no debt service scheduled for at least two years, and keep equity shareholders’ interests intact.  The major components of the Plan, which was overwhelmingly approved by creditors and shareholders, are detailed in the following paragraphs.

Under the terms of this confirmed Plan, Blast has raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining $1.6 million will be used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business.

The sale of the convertible preferred securities was conditioned on approval of the Plan and as such, the securities can only be issued after the Merger (defined below) is effected, which occurred in March 2008.  As such, we anticipate issuing the convertible preferred securities shortly after the filing of this report.

Laurus Settlement Agreement

We previously reached an agreement with Laurus, on the terms of an asset purchase agreement intended to offset the full amount of the $40.6 million senior note, accrued interest and default penalties owed to Laurus. Under the terms of this agreement, only five land drilling rigs and associated spare parts were sold to repay Laurus’ note, accrued interest and default penalties on the note.  We had previously requested authority to consummate the agreement with Laurus from Thornton as defined below, which proposed sale was originally objected to by Thornton Oilfield Holdings LLC and various other entities controlled by Rodney D. Thornton (collectively “Thornton Entities”), at the time a significant shareholder of Blast.

The Settlement provided that Thornton Entities shall dismiss their lawsuits against us in Oklahoma and New York, respectively, and they shall support the proposed sale of our rigs to Laurus or its designee Boom Drilling LLC.  The Settlement also provided that we agreed to pay Laurus $2.1 million as a reimbursement which payment is secured by all of our assets which Laurus had security interests in at the time we entered bankruptcy (the “Bankruptcy Assets”), and that we and Laurus shall split the proceeds 35%/65%, respectively, from the sale of any Bankruptcy Assets, and; that we would purchased 16,447,500 shares of common stock from Thornton Entities for $16.48.

The Settlement was approved by the Bankruptcy court on May 10, 2007 and the rig sale was completed shortly thereafter.

Share Repurchase

On August 20, 2007, Blast Energy Services, Inc. (the “Company” or “Blast”) entered into a Settlement Agreement and Mutual Release  (the “Release”) with the Thornton Security Business Trust (the “Trust”) whereby Blast and the Trust agreed to release, acquit and forever discharge each other, their current and former agents, officers, directors, servants, attorneys, representatives, successors, employees trustees, beneficiaries, accountants, and assigns (the “Parties”) from any and all rights, obligations, claims, demands and causes of action, whether in contract, tort, under state and/or federal law, or state and/or federal securities regulations, whether asserted or unasserted, whether known or unknown, suspected or unsuspected, for or by reason of any matter, cause or thing whatsoever, including all obligations arising therefrom, and omissions and/or conduct of each party, and/or each parties’ agents, attorneys, servants, representatives, successors, employees, directors, officers, trustees, beneficiaries, accountants and assigns, relating directly or indirectly thereto (the “Release”).  Additionally, the Trust agreed to sell its entire share ownership of Blast common stock (16,447,500 shares) to Blast in consideration for the Release and $16.48 in cash.

NOTE 9 - NOTES PAYABLE

In January 2006, Blast issued 13,783 shares of common stock in lieu of cash for the payment of 4th quarter, 2005 interest on Convertible Promissory Notes at $0.80 per share (the average five-day closing price at year end).

In January 2006, holders of four Convertible Promissory Note Agreements dated July 23, 2004 totaling $350,000 converted their Note principal amounts which were due on December 31, 2005, into shares of Company stock in lieu of cash payment. The original conversion terms including warrants, but excluding 8% interest, would equate to a $1.00 per share investment value. However, since the average market prices of Blast’s common stock was trading below $1.00 at time of conversion, a premium in the number of shares converted was added in order to lower the value of the holder’s investment to $0.60 per share. Accordingly, 408,333 shares of common stock were issued in the conversion of these notes, including 233,333 common shares for the conversion premium.

In June 2006, related parties Eric McAfee and Clyde Berg, equal holders of two Convertible Promissory Note Agreements dated October 26, 2004 totaling $200,000, converted their Note principal amounts which were due on May 31, 2006, into shares of Company stock in lieu of cash payment. The original conversion terms including warrants, but excluding 8% interest, would equate to a $1.00 per share investment value. The conversion includes a premium in the number of shares converted in order to lower the value of the holder’s investment to $0.60 per share. However, since the average market prices of Blast’s common stock was trading below $1.00 at time of conversion, a premium in the number of shares converted was added in order to lower the value of the holder’s investment to $.60 per share. Accordingly, 333,430 shares of common stock were issued in the conversion of these notes, including 133,430 common shares for the conversion premium. Additionally in June 2006, Blast issued 6,666 shares of common stock in lieu of cash for the payment of 1st and 2nd quarter 2006 interest on these Convertible Promissory Notes.

As a result of the two conversions, a loss on the extinguishment of debt of $262,000 has been recorded as a component of interest expense.

In May 2007, Blast entered into a Settlement Agreement with Laurus on the terms of the satisfaction of substantially all of its secured claims against Blast by virtue of the implementation of an asset purchase agreement. The terms of the Settlement, including the satisfaction of the remainder of the Laurus claims, are to be implemented in the plan of reorganization. The Settlement and the treatment of the Laurus secured claims provides for the transfer of five land drilling rigs and associated spare parts to Laurus in settlement of Laurus’ note, accrued interest and default penalties on the note, except for a residual $2.1 million that will remain as a secured debt owed by Blast to Laurus and which will be provided for in the plan of reorganization consistent with the terms of the Settlement.

Other notes payable at December 31, 2007 consisted of the following:

Steinberger settlement	$ 500,000
Note payable, individual, 10%, due on demand	42,500

Total	$ 542,500

Under the terms of the Plan of Reorganization both note holders scheduled above were paid in full.  After February 27, 2008, Blast will carry three secured obligations:

•
A $2.1 million interest-free senior obligation with Laurus Master Fund, Ltd., which is secured by the assets of Blast and is payable only by way of a 65% portion of the proceeds that may be received for the customer litigation lawsuits or any asset sales that may occur in the future;

•
A $125,000 note to McClain County, Oklahoma for property taxes, which can also be paid from the receipt of litigation proceeds, or if not paid, it will convert into a six and one half percent interest bearing note due February 27, 2010, and due in twelve monthly installments of $10,417;  and

•
A pre-existing secured $1.12 million note with Berg McAfee Companies has been extended for an additional three years from the effective date of the Plan, February 27, 2008 at eight-percent (8%) interest, and contains an option to be convertible into Company stock at the rate of one share of common stock for each $0.20 of the note outstanding.

No other claims exist on the future operating cash flows of Blast.

NOTE 10 - INCOME TAXES

As of December 31, 2007, Blast has an accumulated deficit, and therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $30,200,000 at December 31, 2007, and will expire in the years 2019 through 2027.

At December 31, 2007, the deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$10,560,000
Less: valuation allowance	(10,560,000)
Net deferred tax asset	$ –

The change in the valuation allowance for the years ended December 31, 2007 and 2006 totaled approximately $2,700,000 and $ 2,000,000, respectively.

NOTE 11 – COMMON STOCK

During 2006, Blast issued 25,549,427 shares of common stock as follows:
•	900,000 shares issued in a private placement offering for total proceeds of $423,000.
•	720,208 shares issued in payment for consulting services valued at $664,000.
•	17,400,000 shares issued in connection with the acquisition of Eagle valued at $18,120,000.
•	5,805,707 shares issued as a result of cash exercise of warrants and options valued at $226,047.
•	663,698 shares issued in repayment of notes payable and accrued interest valued at $829,666.
•	59,814 shares were reinstated with no value assigned.

During 2007, Blast issued 900,000 shares of common stock as a result of cash exercise of options valued at $90,000.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Options

During 2006, Blast issued 1,596,000 options as follows:
•	96,000 ten-year options, vesting over 12 months, issued to non-employee directors at market with an exercise price of $0.61.
•	1,500,000 ten-year options, vesting quarterly over 36 months, issued to an employee at market with an exercise price of $1.30.

No new options were issued or awarded in 2007.

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

No warrants were issued or awarded in 2007. However, 750,000 warrants with Edge Capital were extended three years as part of an Agreement for Settlement and Mutual Release.

Effective February 27, 2008, 4,000,000 Management Warrants were created for a term of five years and an exercise price of $0.20 per share. None had been awarded at March 31, 2008.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at December 31, 2004	2,413,680	$1.67	3,794,219	$0.49

Year ended December 31, 2005:
Granted	1,512,000	0.71	2,348,800	0.48
Exercised	-	-	(675,000)	0.10
Reinstated	900,000	0.56	-	-
Forfeited	(386,888)	0.12	(1,647,833)	0.18

Outstanding at December 31, 2005	4,438,792	1.36	3,820,186	0.90

Year ended December 31, 2006:
Granted	1,596,000	1.26	17,962,671	0.51
Exercised	-	-	(5,805,707)	0.09
Reinstated	-	-	-	-
Forfeited	-	-	(835,515)	0.92

Outstanding at December 31, 2006	6,034,792	$0.89	15,141,635	$0.74

Year ended December 31, 2007:
Granted	-	-	-	-
Exercised	(900,000)	0.10	-	-
Reinstated	-	-	-	-
Forfeited	(2,562,000)	1.31	(668,800)	0.81

Outstanding at December 31, 2007	2,572,792	$0.77	14,472,835	$0.74

Options outstanding and exercisable as of December 31, 2007:
	- - Outstanding - -
Exercise Price	Number of Shares	Weighted Average Remaining Life	Exercisable Number of Shares
$ 0.10	954,792	6 years	954,792
4.28	160,000	6 years	160,000
2.20	60,000	6 years	60,000
0.38	72,000	7 years	72,000
0.90	420,000	7 years	420,000
0.40	140,000	8 years	140,000
0.61	96,000	8 years	96,000
0.80	670,000	8 years	421,333
	2,572,792		2,324,125

Warrants outstanding and exercisable as of December 31, 2007:
	- - Outstanding - -
Exercise Price	Number of Shares	Weighted Average Remaining Life	Exercisable Number of Shares
$ 0.01 – 0.50	7,090,000	4.6 years	7,090,000
0.55	450,000	0.4 years	450,000
1.00	750,000	0.1 years	750,000
1.44	6,090,000	5.7 years	6,090,000
2.00	9,501	0.7 years	9,501
6.00	83,334	0.8 years	83,334
	14,472,835		14,472,835

NOTE 13 – CONCENTRATIONS & CREDIT RISKS

One customer accounted for 40% and 32% of total revenues in 2007 and 2006, respectively.  There were no related party revenues in 2007 and 2006, respectively

Blast at times has cash in banks in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At December 31, 2007, Blast had no cash in banks in excess of FDIC insurance limits.

Blast performs ongoing credit evaluations of its customers’ financial condition and does not generally require collateral from them.

NOTE 14 – COMMITMENTS & CONTINGENCIES

Under the terms of the Landers lateral drilling license, Blast is obligated to pay a royalty of $500 for every well in which that technology is utilized.  The Landers license expires upon the expiration of the underlying patents, the earliest date being October 2013.

Three of Blast’s employees are under employment agreements with base salaries of $200,000, $175,000 and $150,000 per annum plus bonus potential up to 50% of the base.

In November 2004, Blast entered into a worldwide licensing agreement with Alberta. The licensing agreement was replaced in its entirety in August 2005 when Alberta sold up to 50% of its interest in the AFJ technology.  In return, Blast agreed to award 3 million shares of Blast stock to Alberta and to fix the price of the 1 million previously awarded warrants. Blast also agreed to pay a royalty to Alberta based on the greater of 2% of gross revenues or $2,000 per well. The agreement awarded Blast 20% ownership but this was increased to 50%on  March 17, 2006. (See Note 4 above)

NOTE 15 – LITIGATION

Chapter 11 Proceedings

On January 19, 2007, Blast Energy Services, Inc. and its wholly owned subsidiary, Eagle Domestic Drilling Operations LLC, the (“Debtors”), filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas - Houston Division under Chapter 11 of Title 11 of the US Code (the “Bankruptcy cases”). The Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As of the date of the filing, then pending litigation against the Debtors was automatically stayed pursuant to 11 USC§ 362. Absent termination or modification of the automatic stay by order of the Bankruptcy Court, litigants may not take any action to recover on pre-petition claims against the Debtors. These stayed lawsuits include: (i) a state court suit filed by Second Bridge LLC in Cleveland County, Oklahoma (“Oklahoma State Court Suit”) claiming breach of contract under a consulting services agreement signed on August 25, 2006, asserting a personal property lien and claiming damages of $4.8 million; and (ii) a complaint in Franklin County, Arkansas filed by Chrisman Ready Mix claiming approximately $126,000 for drilling rig transportation expenses incurred on behalf of the Debtors. All such pre-petition claims were resolved in the Bankruptcy Cases.

The Debtors were also involved with the following additional disputes filed in the Bankruptcy Cases, which are separate and distinct from proofs of claim filed in the cases:

(a) the Debtors filed an adversary proceeding against Second Bridge LLC seeking to invalidate the personal property lien asserted by Second Bridge, to recover preferences and fraudulent transfers and to avoid the consulting services agreement as a fraudulent conveyance. Second Bridge filed a second suit in the form of an adversary proceeding essentially alleging the same claims asserted in the Oklahoma State Court Suit.   Second Bridge and numerous other Thornton entities also filed objections to the debtors planned rig sale referenced below, but all parties entered into a settlement agreement approved on May 14, 2007 and all claims, including this suit and the Oklahoma State Court Suit, were mutually released.

(b) the Debtors requested authority to sell the Eagle drilling rigs to their senior secured lender Laurus for a consideration equal to the outstanding debt obligations owed to Laurus. The Debtors’ efforts to complete this transaction were objected to by various entities controlled by Rodney D. Thornton. On May 14, 2007, the Court approved a settlement agreement between Thornton entities and the Debtors. Laurus and the Debtors signed an Asset Purchase Agreement May 17, 2007 to sell the rigs to Boom Drilling LLC, a designee of Laurus.

(c) the Debtors sued Saddle Creek Energy Development, a Texas joint venture, for non-payment of work performed under an IADC drilling contract that provided for the drilling of three initial wells, and which was subsequently amended to provide for the drilling of an additional three wells as well as providing labor and materials to operate a Saddle Creek rig. Eagle also filed liens on certain leases and on the Saddle Creek rig and initiated a foreclosure action in the Court. On April 23, 2007, Saddle Creek and Eagle entered into a mediated settlement whereby Saddle Creek would pay Eagle $475,000 and $200,000 on May 15th and June 1st, respectively.  In return, Eagle would release all liens filed on Saddle Creek’s assets. On May 15, 2007, Saddle Creek failed to perform its obligations and Eagle has continued its litigation claims against Saddle Creek for an amount in excess of $3.4 million. Saddle Creek filed bankruptcy itself in the US Bankruptcy Court for the Northern District of Texas, which case is still pending.

(d) Alberta Energy Partners filed pleadings in the nature of contested matters asserting that Blast cannot retain its interests under that certain Technology Purchase Agreement entered into by Blast in August, 2005. Blast has vigorously defended itself against such action, and asserted the rights available to it under the Bankruptcy Code. At the Bankruptcy Court level all issues have been resolved in favor of Blast. Alberta continues to appeal the Court’s decisions in the District Court for the Southern District and Blast plans to vigorously defend itself.

(e) On August 20, 2007, the Debtors entered into an Agreement and Mutual Release with the Thornton Security Business Trust (the “Trust”) whereby the Debtors and the Trust agreed to release, acquit and forever discharge each other, their current and former agents, officers, directors, servants, attorneys, representatives, successors, employees, trustees, beneficiaries, accountants, and assigns from any and all rights, obligations, claims, demands and causes of action, whether in contract, tort, under state and/or federal law, or state and/or federal securities regulations, whether asserted or unasserted, whether known or unknown, suspected or unsuspected, for or by reason of any matter, cause or thing whatsoever, including all obligations arising therefrom, and omissions and/or conduct of each party, and/or each parties’ agents, attorneys, servants, representatives, successors, employees, directors, officers, trustees, beneficiaries, accountants and assigns, relating directly or indirectly thereto (the “Release”).  Additionally, the Trust agreed to sell its entire share ownership of Blast common stock (16,477,500 shares) to Blast in consideration for the Release and $16.48 in cash. The Release and the stock repurchase were approved by the Bankruptcy Court.  As a result, the Trust, no longer owns any Blast securities resulting in the number of outstanding Blast shares being reduced by approximately 24%.

(f) On August 21, 2007, the Debtors entered into an Agreement and Mutual Release with Edge Capital and the Frazier Entities (collectively “Edge”). Edge had made a claim against the Debtors for about $2.4 million for allegedly failing to register stock on their behalf. The Agreement and Mutual Release included provisions that Edge withdraw their claims, that Edge confirm and ratify the stipulation entered by the Court, that Edge sign a mutual release in exchange for the Debtors entering into a revised Warrant Agreement with Edge that extended the term of 750,000 preexisting warrants by three years to January 19, 2011, for the Debtors agreeing to not require return of a certain Landers rig and for the Debtors waiving a royalty fee on any operations performed with said Landers rig.

Emergence from Bankruptcy

On November 28, 2007 Blast entered into an agreement with Eric McAfee, a major shareholder to guarantee $4 million of funding to Blast in exchange for certain Convertible Preferred shares, to provide additional DIP financing and a commitment to pay all unsecured creditors in full. On February 26, 2008, the Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  This ruling allows the Debtors to emerge from Chapter 11 bankruptcy, which became effective February 27, 2008.

The overall impact of the confirmed Plan was for Blast to emerge with allowed unsecured claims fully paid, have no debt service scheduled for at least two years, and to keep equity shareholders’ interests intact.  The major components of the Plan, which was overwhelmingly approved by creditors and shareholders, are detailed below.

Under the terms of this confirmed Plan, Blast has raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the allowed unsecured  claims, all allowed unsecured administrative claims, and all statutory priority claims (unless a contrary agreement was reached), for a total amount of approximately $2.4 million.  The remaining $1.6 million will be used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business.

The sale of the convertible preferred securities was conditioned on approval of the Plan and as such, the securities will be issued after Blast successfully merges with its wholly owned subsidiary, Blast Energy Services, Inc., a Texas corporation, whereby Blast re-domiciles in the State of Texas

This Plan also preserves the equity interests of our existing shareholders. Furthermore, Blast will continue to prosecute the litigation against Quicksilver and Hallwood, if they are unable to meet the terms of the settlement agreement.. Blast has previously estimated these legal recoveries to be in the range of $15 million to $45 million (gross). Blast can make no assurances as to the outcome or success of the Quicksilver litigation or that Hallwood can complete their major financing and satisfy the terms of their settlement agreement.

Under the terms of the Plan, Blast will carry three secured obligations:

•
A $2.1 million interest-free senior obligation with Laurus, that is secured by the assets of Blast and is payable only by way of a 65% portion of the proceeds that may be received for the customer litigation lawsuits or any asset sales that may occur in the future; and

•
A $125,000 note to McClain County, Oklahoma for property taxes, which can also be paid from the receipt of litigation proceeds from Quicksilver, or if not paid, it will convert into a six and one half percent interest bearing note in February 27, 2010, and due in twelve monthly installments of $10,417;  and

•
A pre-existing secured $1.12 million eight-percent (8%) note with Berg McAfee Companies has been extended for an additional three years from February 27, 2008 and contains an option to be convertible into Company stock at the rate of one share of common stock for each $0.20 of the note outstanding.

No other claims exist on the future operating cash flows of Blast except for ongoing ordinary operating expenses.

Non-Bankruptcy Related Litigation Matters

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (“Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“Eagle”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of the membership interests of Eagle.  Hallwood alleged Eagle Drilling and Eagle were in breach of the IADC contracts and it ceased performance under the contracts.  Hallwood claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood has demanded that the remaining balance of funds advanced under the contracts, in the amount of $1.65 million, be returned. The Hallwood suit pending in Tarrant County, Texas is currently stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of Blast and its subsidiary, Eagle. Eagle vigorously contests the claims by Hallwood and has instituted proceedings (“the Adversary Proceeding”) to prosecute causes of action for breach of contract, tortious interference and business disparagement against Hallwood in the US Bankruptcy Court for the Southern District of Texas in Houston.  Hallwood filed its counterclaim in the Adversary Proceeding, largely mirroring the claim that was filed in the Tarrant County litigation.  Eagle and Hallwood have discussed potential settlements to this litigation; however, there can be no assurance that any settlement will be reached, or that it will be on favorable terms to Eagle.  The parties’ have agreed to try the case in the US Bankruptcy Court for the Southern District of Texas in Houston.  This agreement was approved by the US Bankruptcy Court and a trial date has been scheduled for May 20, 2008.

On April 3, 2008, Eagle and Hallwood signed an agreement to settle the litigation between them for a total settlement amount of approximately $6.4 million. Under the terms of this agreement, Hallwood will pay to Eagle $2.0 million in cash, issue $2.75 million in equity from a pending major financing and has agreed to irrevocably forgive approximately $1.65 million in Eagle payment obligations effective immediately. In return, Eagle has agreed to suspend its legal actions against Hallwood for approximately  six months.  Additionally, in the event Hallwood is able to secure an aggregate of $20 million in bridge financing prior to June 30, 2008, Hallwood will pay Eagle a $500,000 advance on its cash obligation. Should Hallwood be unable to complete their major financing by September 30, 2008, Eagle will immediately resume its legal actions against Hallwood and the $500,000 advance will not be credited against any future judgment or settlement amounts.  Upon receipt of the entire settlement amount by Eagle, the parties and their affiliates will be fully and mutually released from all and any claims between them. This settlement agreement has been approved by both companies’ boards of directors but is subject to the approval of the Bankruptcy Court.

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of the membership interests of Eagle.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by Eagle and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations.  Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  After Blast and Eagle filed their petition for reorganization in the US Bankruptcy Court for the Southern District of Texas in Houston, Quicksilver removed the lawsuit to the US Bankruptcy Court for the Northern District of Texas.  On May 7, 2007, the US Bankruptcy Court for the Northern District of Texas approved the motion filed by Eagle seeking to have the lawsuit transferred to the US Bankruptcy Court for the Southern District of Texas in Houston where its petition for reorganization under Chapter 11 of the US Bankruptcy Code was pending.  Subsequent to the transfer, Eagle and Quicksilver entered into a stipulation that the lawsuit would be tried in the Bankruptcy Court before a jury and the case was set for a jury trial in September 2008.  On motion filed by Eagle Drilling, the US Bankruptcy Court for the Southern District of Texas in Houston recommended that the US District Court for the Southern District of Texas withdraw its reference of the adversary proceeding to the Bankruptcy Court.  The District Court has not yet acted on the Bankruptcy Court’s recommendation.  It is unknown what, if any, affect the Bankruptcy Court’s recommendation will have on the date for the trial of this matter.

Steinberger Derivative Lawsuit (Settled)
Blast entered into a settlement agreement with Mr. Steinberger in August 2005 in full settlement of a lawsuit for wrongful dismissal between the parties. Such settlement resulted in the creation of a $500,000 interest free note being made in favor of Mr. Steinberger on Blast’s books payable at June 30, 2007. Subsequently, Blast was named as a party in the derivative lawsuit between Mr. Steinberger and his attorney, Mr. Sessions but this case has now been settled and Mr. Steinberger was paid $500,000 in full February 27, 2008.

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

NOTE 16 – BUSINESS SEGMENTS

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

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment:

	For the Years Ended December 31,
	2007	2006
Revenues from external customers
Satellite Communication	$ 418,468	$ 1,035,712
Down-hole Solutions	-	14,150
	$ 418,468	$ 1,049,862

Operating profit (loss) [1]
Satellite Communication	$ (39,028)	$ 108,084
Down-hole Solutions	(1,067,365)	(1,079,356)
Corporate	(4,195,642)	(3,262,632)
	$ (5,302,035)	$ (4,233,904)

1 – Operating profit/(loss) is total operating revenue less operating expenses, selling, general & administrative expenses, impairment of intellectual property, depreciation and amortization and bad debts.  It does not include other income and expense or income taxes.

Blast assets at December 31, 2007 were as follows:

Satellite Communications	$ -
Down-hole Solutions	1,080,313
Corporate	3,332
$ 1,083,645

All of Blast‘s long-term assets are attributable to North America.

NOTE 17 – DISCONTINUED OPERATIONS

The assets and liabilities of the discontinued operations of Eagle are presented separately under the captions “Current assets of discontinued operations”, “Current liabilities of discontinued operations” and “Long term liabilities of discontinued operations” respectively in the accompanying balance sheet.  Assets and liabilities of the discontinued operations are as follows:

	December 31,
	2007	2006
Assets:
Current Assets
Accounts receivable	$-	$59,327
Deferred consulting fees	-	1,800,000
Prepaid expenses	-	745,299
Advance on property lease	-	7,500
Total Current Assets	-	2,612,126

Equipment	-	41,098,565
Deferred consulting fees – long term	-	3,000,000
Deferred financing costs	-	1,264,801
Total Assets	$-	$47,975,492

Liabilities:
Current Liabilities:
Accounts payable	$-	$273,582
Accrued expenses	-	337,996
Senior Debt	-	40,600,000
Escrow	-	56,631
Short term debt	-	471,627
Accrued liabilities	1,783,557	-
Accounts payable	328,856	-
Current portion of long term consulting agreement	-	1,800,000
Total Current Liabilities	2,112,413	43,539,836

Long Term Liabilities:
Notes payable	125,000	-
Long term consulting agreement	-	3,000,000
Deferred revenue	-	1,692,750
Total Liabilities	$2,237,413	$48,232,586

Loss from the discontinuance of drilling operations for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Revenue:
Drilling Services	$419,650	$2,193,625

Cost of services provided:
Drilling Services	1,600,093	2,589,660
Total Cost of Services Provided	(1,180,443)	(396,035)

Depreciation and amortization	95,196	613,400

Gross (deficit)	(1,275,639)	(1,009,435)

Operating expenses:
Selling, general and administrative	142,543	6,746
Bad debts expense	-	261,560
Interest expense	1,264,801	14,864,324
Total operating expenses	1,407,344	15,132,630

Loss from discontinued operations	(2,682,983)	(16,142,065)

Asset impairment	-	(17,434,729)
Loss on sale of equipment	(2,033,714)	-

Net loss from discontinued operations	$(4,716,697)	$(33,576,794)

NOTE 18 – OTHER SUBSEQUENT EVENTS

Hallwood Settlement

On April 3, 2008, Eagle and Hallwood signed an agreement to settle the litigation between them for a total settlement amount of approximately $6.5 million. Under the terms of this agreement, Hallwood will pay to Eagle $2.0 million in cash, issue $2.75 million in equity from a pending major financing and has agreed to irrevocably forgive approximately $1.65 million in Eagle payment obligations effective immediately. In return, Eagle has agreed to suspend its legal actions against Hallwood for approximately  six months.  Additionally, in the event Hallwood is able to secure an aggregate of $20 million in bridge financing prior to June 30, 2008, Hallwood will pay Eagle a $500,000 advance on their cash obligation. Should Hallwood be unable to complete their major financing by September 30, 2008, Eagle will immediately resume their legal actions against Hallwood and the $500,000 advance will not be credited against any future judgment or settlement amounts.  Upon receipt of the entire settlement amount by Eagle, the parties and their affiliates will be fully and mutually released from all and any claims between them. This settlement agreement has been approved by both companies’ boards of directors but is subject to the approval of the Bankruptcy Court.

Directors Fees Conversion

Blast’s Directors will convert their unsecured claims for unpaid directors fees totaling approximately $164,000, into 820,000 shares of Blast’s common stock at the rate of one share of common stock for each $0.20 of the deferred amount owed.

Management Warrants

Under the Plan, Blast’s Board of Directors was given the authority to enter into long-term warrant agreements with Blast’s senior management, and grant such senior management the right to purchase up to 4,000,000 warrants to purchase shares of Blast’s common stock at $0.20 per share, for a period of five years.  No warrant grants have been issued to date.

Unregistered Sales of Equity Securities

In January 2008, Blast sold the rights to an aggregate of 1,000,000 units each consisting of four shares of Series A Convertible Preferred Stock, which Preferred Stock is explained in greater detail below, and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $2,000,000 or $2.00 per Unit, to Clyde Berg, an individual and an equal amount to McAfee capital LLC, a limited liability company.  The sale of the Units was conditioned on approval of the Plan and as such, the Units will be issued after the Merger is affected, Blast is re-domiciled (as described below) and the Preferred Stock is authorized.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units.

Series A Convertible Preferred Stock
The 8,000,000 shares of Series A Preferred Stock of Blast (the “Preferred Stock”) accrue interest at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to repay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with either (or both) of Blast’s pending litigation proceedings with (i) Hallwood Petroleum, LLC and Hallwood Energy, LP (Adversary Proceeding No. 07-03282 in the US Bankruptcy Court in Houston); and/or (ii) Quicksilver Resources, Inc (Adversary Proceeding No. 07-03292 in the US Bankruptcy Court in Houston), in excess of $4,000,000, Blast is required to pay any and all outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs.

Additionally, the Preferred Stock (and any accrued and unpaid dividends on such Preferred Stock) have optional conversion rights, which provide the holders of the Preferred Stock the right, at any time, to convert the Preferred Stock into shares of Blast’s common stock at a conversion price of $0.50 per share.

In addition, the Preferred Stock automatically converts into shares of Blast’s common stock at a conversion price of $0.50 per share, if Blast’s common stock trades for a period of more than twenty consecutive trading days at greater than $3.00 per share and the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

The Preferred Stock has the right to vote at any shareholder vote, the number of underlying common shares of voting stock that the Preferred Stock is then convertible into.

The Preferred Stock may be redeemed at the sole option of Blast upon the receipt by Blast of a Cash Settlement from the pending litigation in excess of $7,500,000, provided that the holders, at their sole option, may have six months from the date of Blast’s receipt of the Cash Settlement to either accept the redemption of the Preferred Stock or convert such Preferred Stock into shares of Blast’s common stock.

Amendments to Articles of Incorporation

In connection with the approval of the Plan, the Bankruptcy Court, and the Board of Directors of Blast approved a change in domicile of Blast from California to Texas.  This will be implemented by Blast creating a wholly owned subsidiary, Blast Energy Services, Inc., in the State of Texas, which Blast will merge with and into, the result of which will be that Blast will become a Texas corporation (the “Merger”).  Following the Merger, Blast will have 200,000,000 authorized shares of stock, of which 180,000,000 shares will be common stock, $0.001 par value per share, and 20,000,000 shares will be preferred stock, $0.001 par value per share.  The Certificate of Formation of the resulting Texas corporation will also allow Blast’s Board of Director to issue “blank check” preferred stock with rights and privileges as it may decide in its sole discretion, but which shares must have voting rights.  Blast also authorized 8,000,000 shares of Series A Convertible Preferred Stock in connection with the Merger. In connection with the Merger, Blast adopted new Bylaws.

Item 8. Changes In / Disagreements with Accountants on Accounting and Financial Disclosure

Effective February 27, 2008, the client auditor relationship between Blast and Malone & Bailey, PC ("Malone") was terminated as Malone was dismissed by Blast. Effective February 27, 2008, Blast engaged GBH CPAs, PC, Certified Public Accountants ("GBH") as its principal independent public accountant for the fiscal year ended December 31, 2007. The decision to change accountants was recommended, approved and ratified by Blast's Board of Directors effective February 27, 2008.

Malone's report on the financial statements of Blast for the fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about Blast's ability to continue as a going concern.

In connection with the audit of Blast's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, there were no disagreements between Malone and Blast on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Malone would have caused Malone to make reference to the subject matter of the disagreement in connection with its report on Blast's financial statements.

There have been no reportable events as provided in Item 304(a)(iv) of Regulation S-B during Blast's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased.

Blast has authorized Malone to respond fully to any inquiries of any new auditors hired by Blast relating to their engagement as Blast's independent accountant. Blast has requested that Malone review the disclosure and Malone has been given an opportunity to furnish Blast with a letter addressed to the Commission containing any new information, clarification of Blast's expression of its views, or the respect in which it does not agree with the statements made by Blast herein. Such letter is incorporated by reference as an exhibit to this report.

Blast has not previously consulted with GBH regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on Blast's financial statements; or (iii) a reportable event (as provided in Item 304(a)(iv)(B) of Regulation S-B) during Blast's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased. GBH has reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and has been provided an opportunity to furnish Blast with a letter addressed to the Commission containing any new information, clarification of Blast's expression of its views, or the respects in which it does not agree with the statements made by Blast in response to Item 304 (a). GBH did not furnish a letter to the Commission.

Item 8A. Controls and Procedures

As of December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007 such disclosure controls and procedures were effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting - Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of Blast's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Blast's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Blast to provide only management's report in this annual report.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

The Audit Committee, along with management, has reinforced internal controls and has implemented stringent policies regarding business engagements and activities.  These policies and procedures cover the areas of approval and authority limits, segregation of duties, internal audit procedures, revenue recognition, contractual commitments, documentation and customer acceptance, and staggered levels of internal checks and balances.  Operating documents, such as the “Blast Energy Accounting Operations Manual,” “Employee Handbook” and “Approval Authorities” have been revised and adopted to describe such policies and train personnel.  Since an earnings restatement in November 2003, the Committee has increased the frequency of its meetings and has directly reviewed and approved internal policies and procedures.  They have also been directly involved in recruiting key personnel, namely a new Chief Financial Officer and meeting with our auditors.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has received the written disclosures and the letter from the independent accountants required by ISB Standard No. 1, as may be modified or supplemented, and has discussed with the independent accountant their independence.  Based on the review and discussions conducted by the Audit Committee, they have recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for filing with the SEC.

Joseph J. Penbera, PhD - Chairman
John R. Block
Roger P. (Pat) Herbert

Item 8B. Other Information

None.

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

Name	Age	Current Position	Year First Became Director

John O’Keefe	59	CEO	N/A

John MacDonald	49	CFO & Corp. Secretary	N/A

John R. Block	73	Director*	2000

Roger P. (Pat) Herbert	61	Chairman of the Board* Director	2005

Joseph J. Penbera, Ph.D.	60	Director*	1999

Jeffery R. Pendergraft	60	Director	2006

*Member of Audit Committee

Statements below pertaining to the time at which an individual became one of our directors, executive officers or founders refers to the time at which the respective individual achieved his respective status with us, or our predecessor in interest, Verdisys, Inc.

John O’Keefe, has served as our Executive Vice President from January 2004 through May 2004, at which time he became our Co-Chief Executive Officer, which position he held until March 2007, when he became our sole Chief Executive Officer.  From January 2004, until March 2007, Mr. O’Keefe served as our Chief Financial Officer. From September 1999 to October 2000, Mr. O’Keefe served as Vice President of Investor Relations of Santa Fe Snyder, and from October 2000 to December 2003, he served as Executive Vice President and CFO of Ivanhoe Energy. Mr. O’Keefe has a B.A. in Business from the University of Portsmouth, is a Chartered Accountant and graduated from the Program for Management Development (PMD) from the Harvard Graduate School of Business in 1985 under sponsorship of Sun Oil Company.

John MacDonald, has served as our Chief Financial Officer since April 2007. From March 2004 until March of 2007, Mr. MacDonald served as Vice President of Investor Relations and Corporate Secretary. He retains the title of Corporate Secretary.  From January 2004 until March 2004, Mr. MacDonald served as an Investor Relations consultant. Prior to that Mr. MacDonald was Vice President of Investor Relations for Ivanhoe Energy from June 2001 until December 2003.  He has also held investor relations and financial analysis positions with EEX Corporation and Oryx Energy from 1980 to 2001.  Mr. MacDonald received his MBA from Southern Methodist University in 1994 and his B.A. from Oklahoma State University in 1980.

John R. Block, has served as a director since May 2000. He currently serves as Senior Legislative Advisor to Olsson, Frank and Weeda, P.C., an organization that represents the food industry. Mr. Block has held this position since January 2005. From January 2002 until January 2005, he served as Executive Vice President at the Food Marketing Institute.  From February 1986 until January 2002, Mr. Block served as President of Food Distributors International.  Prior to that, Mr. Block served as Secretary of Agriculture for the US Department of Agriculture from 1981 to 1986. He currently serves as a director of John Deere and Co. and Hormel Foods Corp.  Mr. Block received his B.A. from the US Military Academy.

Roger P. (Pat) Herbert, was elected to the Board at the 2005 Annual Meeting held June 6, 2005. He has worked in the energy services business for nearly 30 years. He is currently serving as a Director and CEO for JDR Cable Systems (Holdings) Ltd – a position he has held since July 2002.  Prior to that, he was the Chairman and CEO of GeoNet Energy Services, a company he founded in September 2000. Prior to that Mr. Herbert had worked with International Energy Services, Baker Hughes and Smith International.  Mr. Herbert has served on the board as audit committee chairman for Scorpion Offshore, a publicly traded Norwegian energy services company since August 2007. Herbert received his M.B.A. from Pepperdine University, his B.S.E. from California State University-Northridge and is a registered professional engineer in the State of Texas.

Joseph J. Penbera, Ph.D., co-founded our company and has served as a director since its inception in April 1999. Since August 1985, he has been a Professor of Business at California State University, Fresno, where he previously served as Dean of the Craig School of Business, and was appointed a Senior Fulbright Scholar in March 2005. Dr. Penbera was Senior Economist at Westamerica Bank, Regency Bancorp and California Bank from January 1994 to January 2002. Dr. Penbera is lead director and has served on the board of Gottschalks, Inc., a publicly traded regional department store since October 1986. He also has served on the board of directors of Rug Doctor, Inc., since October 1987 and as chairman on the board for California-based, Intravenous Access Technology, Inc., since September 2007. Dr. Penbera received his Ph.D. from American University, his M.P.A. from Bernard Baruch School and his B.A. from Rutgers University.

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

Messrs Johnson, Ruiz and Woodward resigned from their director positions effective February 27, 2008 when Blast emerged from bankruptcy. Mr. Herbert became Chairman of the Board.

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

Audit Committee

Our Board of Directors has established an Audit Committee. The Audit Committee meets with management and our independent auditors to determine the adequacy of internal controls and other financial reporting matters. In addition, the committee provides an avenue for communication between the independent auditors, financial management and the Board. Our Board of Directors have determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Dr. Joseph Penbera possesses the attributes of an audit committee financial expert. Mr. Penbera is one of our Board members and is the Chairman of the Audit Committee. Dr. Penbera is independent as defined by item 401(e)(ii) of regulation S-B. He receives compensation for board service only and is not otherwise an affiliated person.

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

Item 10. Executive Compensation

Compensation of Executive Officers

Other than Mr. O’Keefe and Mr. MacDonald, we have no other person that is a named executive officer of Blast.

Compensation Summary

The following table provides certain summary information concerning compensation for the last three fiscal years earned by or paid to our CEOs and each of our other executive officers who had compensation in excess of $100,000 during the last fiscal year (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Award(s)	Payouts
Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (12) ($)	LTIP Payouts ($)	All Other Compensation ($)	Total Compensation ($)
David M. Adams	2007	70,000	0	130,000(13)	0	0	0	0	200,000
Former President	2006	200,000(1)	84,000(4)	0	0	0	0	0	284,000
	2005	200,000(2)	70,000(3)	0	0	0	0	0	270,000

John O’Keefe	2007	200,000	0	0	0	0	0	0	200,000
CEO	2006	200,000(1)	84,000(4)	0	0	0	0	0	284,000
	2005	172,500(2)	70,000(3)	0	0	0	0	0	212,500

John MacDonald	2007	105,000	0	0	0	0	0	0	105,000
CFO	2006	105,000(1)	25,000(4)	0	0	0	0	0	130,000
	2005	79,167	10,500(3)	0	0	0	0	0	89,667

John R. Block	2007	0	0	17,000(5)	0	0	0	0	17,000
Director	2006	0	0	18,500(5)	0	7,320	0	0	25,820

Roger P. (Pat) Herbert	2007	0	0	29,000(6)	0	0	0	0	29,000
Chairman	2006	0	0	24,000(6)	0	7,320	0	0	31,320

Scott W. Johnson	2007	0	0	41,000(7)	0	0	0	0	41,000
Former Director	2006	0	0	14,500(7)	0	7,320	0	0	21,820

Joseph J. Penbera, Ph. D.	2007	0	0	17,000(8)	0	0	0	0	17,000
Director	2006	0	0	40,500(8)	0	7,320	0	0	47,820

Jeffrey R. Pendergraft	2007	0	0	29,000(9)	0	0	0	0	29,000
Director	2006	0	0	11,000(9)	0	7,320	0	0	18,320

Frederick R. Ruiz	2007	0	0	17,000(10)	0	0	0	0	17,000
Former Director	2006	0	0	20,000(10)	0	7,320	0	0	27,320

O. James Woodward, III	2007	0	0	53,000(11)	0	0	0	0	53,000
Former Chairman	2006	0	0	66,500(11)	0	14,640	0	0	81,140

During the periods indicated, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Accordingly, no such amounts are included in the Summary Compensation Table.

(1) Includes $8,333 deferred each by Mr. O’Keefe and Mr. Adams and $1,750 by Mr. MacDonald into 2007. Upon the confirmation of the Plan of Reorganization on February 27, 2008 these amounts were paid as priority claims under the Plan.
(2) Includes $15,000 deferred each by Mr. O’Keefe and Mr. Adams into 2006.
(3) Paid in shares of common stock valued at $0.35 per share.
(4) Paid in shares of common stock valued at $0.80 per share
(5) The entire amount of Mr. Block’s salary for the years ended December 31, 2006 and 2007, were accrued.
(6) The entire amount of Mr. Herbert’s salary for the years ended December 31, 2006 and 2007, were accrued.
(7) The entire amount of Mr. Johnson’s salary for the years ended December 31, 2006 and 2007, were accrued.
(8) The entire amount of Dr. Penbera’s salary for the year ended December 31, 2006, was accrued.
(9) The entire amount of Mr. Pendergraft’s salary for the year ended December 31, 2006, was accrued.
(10) The entire amount of Mr. Ruiz’s salary for the year ended December 31, 2006, was accrued.

(11) The entire amount of Mr. Woodward’s salary for the year ended December 31, 2007, was accrued. All but $34,000 of Mr. Woodward’s salary for the year ended December 31, 2006, was accrued.
(12) In May 2006 the Members of the Board were awarded 12,000 ten-year options (24,000 for the Chairman) with an exercise price of $0.61, vesting monthly over one year.
(13) Represents accrued severance pay related to the terms of Mr. Adam’s employment contract following his resignation on June 30, 2007.  Under Chapter 11 this amount was considered an allowed unsecured claim and was paid upon the confirmation of the Plan of Reorganization on February 27, 2008.

Option Grants

No options were issued to Named Executive Officers in 2007.

AGGREGATED OPTION EXERCISES IN 2007
AND OPTION VALUES AT DECEMBER 31, 2007

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options Held at December 31, 2007		Value of Unexercised In The Money Options Held at December 31, 2007
			Exercisable	Unexercisable	Exercisable	Unexercisable

John O’Keefe	None	-	900,000	-	$ 0	$ 0

John MacDonald	None	-	141,667	8,333	$ 0	$ 0

Note:
Value of Unexercised In-The-Money Options Held at December 31, 2007 computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of our common stock on December 31, 2007 was $0.16, based on the closing price on the OTC Bulletin Board.

Employment Agreements

John O’Keefe

In January 2004, Blast entered into an employment agreement with John O’Keefe. The term of the agreement was for one year, and it may be renewed at the option of both parties. Pursuant to the agreement, Mr. O’Keefe served in the position of Executive Vice President and CFO until March 2007, when he resigned these positions and assumed the title of CEO. Mr. O’Keefe received an annual base salary of $175,000 for the first year of his employment, $195,000 for the second year of employment and $215,000 for the third year of employment. This base salary has since been amended to $200,000 per year. Mr. O’Keefe also received an option to purchase 80,000 shares of common stock to vest quarterly over the initial term of the employment agreement and with and exercise price of $4.28. Mr., O’Keefe received a one time payment of $40,000 as a sign-on bonus and is entitled to participate in our annual compensation program with a potential bonus of up to fifty percent of his base salary. Effective March 31, 2007 Mr. O’Keefe assumed the title of CEO.

John MacDonald

Effective March 31, 2007, Mr. MacDonald assumed the title of Executive Vice President and CFO. He also retains the title of Corporate Secretary. Also on that effective date we entered into an employment agreement with Mr. MacDonald. The term of the agreement is for one year, and it may be renewed at the option of both parties. Pursuant to the agreement, Mr. MacDonald serves in the position of Executive Vice President and CFO in exchange for a base annual salary of $150,000. He is entitled to participate in our annual compensation program with a potential bonus being up to fifty percent of his base salary. Mr. MacDonald has been our Vice President of Investor Relations and Corporate Secretary since March 2004.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisible)	Number of Securities Underlying Unexercised Options (Unexercisible)	Option Exercise Price ($)	Option Expiration Date

John O'Keefe	80,000	-	$4.28	01/21/14
CEO	420,000	-	$0.90	07/29/14
	400,000	-	$0.80	12/31/15

John MacDonald	100,000	-	$0.40	03/14/15
CFO	41,667	8,333	$0.80	12/31/15

John R. Block	50,000	-	$0.10	04/15/13
Director	20,000	-	$4.28	01/21/14
	12,000	-	$2.20	05/27/14
	12,000	-	$0.38	06/06/15
	12,000	-	$0.61	05/11/16

Roger P. (Pat) Herbert	12,000	-	$0.38	06/06/15
Director	12,000	-	$0.61	05/11/16

Scott J. Johnson	12,000	-	$0.61	08/27/08
Former Director

Joseph J. Penbera Ph.D.	50,000	-	$0.10	04/15/13
Director	20,000	-	$4.28	01/21/14
	12,000	-	$2.20	05/27/14
	12,000	-	$0.38	06/06/15
	12,000	-	$0.61	05/11/16

Jeffrey R. Pendergraft	12,000	-	$0.61	05/11/16
Director

Frederick R. Ruiz	50,000	-	$0.10	08/27/08
Former Director	20,000	-	$4.28	08/27/08
	12,000	-	$2.20	08/27/08
	12,000	-	$0.38	08/27/08
	12,000	-	$0.61	08/27/08

O.James Woodward, III	50,000	-	$0.10	08/27/08
Former Director	20,000	-	$4.28	08/27/08
	24,000	-	$2.20	08/27/08
	24,000	-	$0.38	08/27/08
	24,000	-	$0.61	08/27/08
(1) There are no options awarded that are unearned and there are no shares of stock awarded under an equity incentive plan.  The table above does not include the 4,000,000 warrants which the Board of Directors was given authority to issue pursuant to the Plan, as described above, which were not outstanding as of the end of December 31, 2007, and had not been granted as of the date of this filing.

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

The Board of Directors reserves the right in the future to award the members of the Board of Directors additional cash or stock based consideration for their services to Blast, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Compensation Committee, consisting of Mr. Pendergraft, the chair of the Committee, Dr. Penbera and Mr. Block, all Directors of Blast, determine the compensation paid to our executives and Directors. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package includes a base salary, which we believe is competitive with other companies of our relative size. In addition we also, from time-to-time, award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. Our executive compensation packages may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. The Compensation Committee reserves the right to grant such options in the future, if the Committee in its sole determination believes such grants would be in the best interests of Blast.

Base Salary

The base salary of our executive officers, are provided in their employment agreements, in the case of Mr. O’Keefe and Mr. MacDonald in consultation with the Compensation Committee.  The base salaries were established by evaluating the range of responsibilities of their positions, as well as the anticipated impact such individuals could have in meeting our strategic objectives. Base salaries are adjusted to reflect the varying levels of position responsibilities and individual executive performance.

Incentive Bonus

The Compensation Committee reserves the right to provide our executives incentive bonuses, which bonuses the Committee may grant in its sole discretion, if the Committee believes such bonuses are in Blast’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of those executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support Blast’s long-term business strategy we may award certain executives with long-term, stock based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

Blast has always sought to attract and retain qualified executives and employees able to positively contribute to the success of Blast for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which Blast operates.

The Compensation Committee (in establishing compensation levels for the Chief Executive Officer, President and Chief Financial Officer) may consider many factors, including, but not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of Blast, execution of Blast’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. An officer must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development with new and existing customers, development of new products, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Compensation Committee also considers: competitiveness of compensation packages relative to other comparable companies, and the experience level of each particular individual.

Compensation levels for executive officers are generally reviewed upon the expiration of such executive’s employment agreement (if any), or annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, Blast has a “Compensation Philosophy” for all employees of Blast (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of Blast.

Compensation Philosophy

Blast’s compensation philosophy is as follows:

•
Blast believes that compensation is an integral component of its overall business and human resource strategies. Blast’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute Blast’s business strategies and achieve its business objectives subject to its financial ability.

•
Blast’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. Blast’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, Blast’s compensation programs generally will consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	Blast’s compensation plans will be administered consistently and fairly to promote equal opportunities for Blast’s employees.

Compensation Strategy for Key Management Personnel

Blast’s compensation strategy for its key management personnel is as follows:

•	Total compensation will include base salary and short-term and long-term variable incentives based on annual performance, and long-term variable incentives, in each case, where appropriate.

•	Compensation will be comparable to general and industry-specific compensation practices.

•
Generally, base compensation, and targeted short and long-term variable compensation, if any, will be established within the range of compensation of similarly situated companies. Blast’s organization size and complexity will be taken into account, and therefore similarly situated companies includes companies of similar size and complexity whether or not such companies are in Blast’s industry or not.

 •           When determining compensation for officers and managers, Blast takes into account the employee’s knowledge and experience, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to Blast’s ability to achieve its business objectives.

•	Blast reserves the right to adjust annual base salaries of employees if individual performance is at or above pre-established performance expectations.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of our common stock as of March 31, 2008, by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) our Named Executive Officers, and (iv) all directors and executive officers as a group. Each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class (1)

Laurus Master Fund Ltd. 335 Madison Ave. New York, New York 10017	12,180,000(3)	19.2%

Berg McAfee Companies LLC (2) 10600 N. De Anza Blvd., #250 Cupertino, California 95014	9,035,745	17.7%

Eric A. McAfee 10600 N. De Anza Blvd., #250 Cupertino, California 95014	17,248,844(4)	29.7%

Clyde Berg 10600 N. De Anza Blvd., #250 Cupertino, California 95014	16,410,745(5)	28.2%

John O’Keefe (16) CEO	1,343,334(6)	2.6%

John A. MacDonald (16) CFO	213,117(7)	*

John R. Block (16) Director	366,750(8)	*

Roger P. (Pat) Herbert (16) Chairman	156,500(9)	*

Scott W. Johnson Former Director 1301 McKinney, Suite 2810 Houston, Texas 77010	234,500(10)	*

Joseph J. Penbera (16) Director	1,359,952(11)	2.6%

Frederick R. Ruiz Former Director P.O. Box 37 Dinuba, California 93618	646,132(12)	1.3%

Jeffrey R. Pendergraft (16) Director	72,000(13)	*

O. James Woodward III Former Chairman 5260 N. Palm Ave., Suite 421 Fresno, California 93704	466,375(14)	*

Total Shares of 5% or more Beneficial Ownership	36,803,844(15)	47.6%

Total Shares of Officers and Directors as a group (6 persons)	4,858,660	6.6%

* Less than 1%

Notes:

(1)
Each beneficial owner’s percentage ownership is based upon 51,162,404 shares of common stock outstanding as of March 31, 2008, including 1,150,000 approved shares arising from the class action settlement, 900,000 shares, that  are still outstanding as of the filing of this report, but which shares Blast plans to cancel in the second quarter 2008, and assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after March 31, 2008.

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

(4)
Includes 90,000 shares held by members of Mr. McAfee’s household, which Mr. McAfee is deemed to beneficially own,  the 9,035,745 shares of common stock which are held by Berg McAfee Companies LLC, which Mr. McAfee is deemed to beneficially own, 2,000,000 shares to be issued upon the conversion of the DIP financing under the terms of the confirmed Plan of Reorganization and 4,000,000 common shares issuable upon the exercise of the Convertible Preferred stock, and 1,000,000 warrants issued in connection with the  Convertible Preferred stock offering (as described herein).

(5)
Includes the 9,035,745 shares of common stock which are held by Berg McAfee Companies LLC, which Mr. Berg is deemed to beneficially own, 2,000,000 shares to be issued upon the conversion of the DIP financing under the terms of the confirmed Plan of Reorganization and 4,000,000 common shares issuable upon the exercise of the Convertible Preferred stock, and 1,000,000 warrants issued in connection with the Convertible Preferred stock offering (as described herein).

(6)
Includes 900,000 shares issuable upon exercise of options held by Mr. O’Keefe.  Also includes 105,000 shares of common stock held by O’Keefe Capital Partners, LP, which is controlled by Mr. O’Keefe, and 338,334 shares of common stock held by O’Keefe Management LLC, which is controlled by Mr. O’Keefe, which shares Mr. O’Keefe is deemed to beneficially own.

(7)	Includes 141,667 shares issuable upon exercise of options held by Mr. MacDonald.

(8)
Includes 106,000 shares issuable upon exercise of options held by Mr. Block and 92,500 shares issuable to Mr. Block in consideration for services to the Company during the year ended December 31, 2006, which shares were approved by the Plan, but have not been officially issued to date.

(9)
Includes 24,000 shares issuable upon exercise of options held by Mr. Herbert and 120,000 shares issuable to Mr. Herbert in consideration for services to the Company during the year ended December 31, 2006, which shares were approved by the Plan, but have not been officially issued to date

(10)
Includes 12,000 shares issuable upon exercise of options held by Mr. Johnson and 72,500 shares issuable to Mr. Johnson in consideration for services to the Company during the year ended December 31, 2006, which shares were approved by the Plan, but have not been officially issued to date.

(11)
Includes 106,000 shares issuable upon exercise of option held by Mr. Penbera.  Also includes 20,000 shares of common stock held by members of Mr. Penbera’s household, which shares Mr. Penbera is deemed to beneficially own. Also includes 202,500 shares issuable to Mr. Penbera in consideration for services to the Company during the year ended December 31, 2006, which shares were approved by the Plan, but have not been officially issued to date.

(12)
Includes 106,000 shares issuable upon exercise of options held by Mr. Ruiz.  Also includes 21,048 shares of common stock held by members of Mr. Ruiz’s household, which shares Mr. Ruiz is deemed to beneficially own. Also includes 100,000 shares issuable to Mr. Ruiz in consideration for services to the Company during the year ended December 31, 2006, which shares were approved by the Plan, but have not been officially issued to date.

(13)
Includes 12,000 shares issuable upon exercise of options held by Mr. Pendergraft and 50,000 shares issuable to Mr. Penderfraft in consideration for services to the Company during the year ended December 31, 2006, which shares were approved by the Plan, but have not been officially issued to date

(14)
Includes 142,000 shares issuable upon exercise of options held by Mr. Woodward and 177,500 shares issuable to Mr. Woodward in consideration for services to the Company during the year ended December 31, 2006, which shares were approved by the Plan, but have not been officially issued to date.

(15)
Includes shares beneficially owned by Laurus Master Fund, Ltd., Berg McAfee Companies LLC, Eric McAfee and Clyde Berg (except those shares which are owned by Berg McAfee Companies LLC, which are already included in the shares beneficially owned by Mr. McAfee and Mr. Berg).

(16)	Blast offices are located at 14550 Torrey Chase Blvd., Suite 330, Houston, Texas 77014.

Holders

As of March 30, 2008, we had 51,162,404 shares of common stock issued and outstanding held by approximately 370 shareholders of record, including 1,150,000 approved shares arising from the class action settlement .It also includes 900,000 shares, that are still outstanding as of the filing of this report, but which shares Blast plans to cancel in the second quarter 2008.

Item 12. Certain Relationships and Related Transactions

Berg McAfee Companies

In January of 2008, as part of the bankruptcy emergence, Clyde Berg and McAfee Capital invested $2 million to purchase Blast Series A Convertible Preferred Stock. This transaction with McAfee Capital is described in greater detail under “Recent Sales of Unregistered Securities” in Item 5 of this annual report.  Also Berg McAfee Companies, LLC (“BMC”) extended the term for the $1 million Note secured on the Abrasive Jetting rig for three years. The revised Note was issued for $1.12 million, including accumulated interest, and carries an 8% interest rate and is convertible into common stock at $0.20 per share.

The Bankruptcy court approved Blast’s ability to draw $800,000 from Berg McAfee and related entities to finance Blast on a temporary basis.  The Plan allows Berg McAfee to convert the outstanding balance of the DIP loan into Company’s common stock on the effective date of the Plan at the rate of one share of common stock for each $0.20 of the DIP loan outstanding.  No amount of this loan has been converted into stock to date.

On July 15, 2005, Blast entered into an agreement to develop its initial abrasive jetting rig with Berg McAfee Companies, LLC (“BMC”), a major shareholder. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period.  Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90 percent to Blast and 10 percent to BMC for a ten-year period following repayment. After ten years, Blast will receive all of the revenue from the rig. The loan, secured by the rig, has a senior and subordinated structure, carries an average interest rate of 7.4%, and is due June 30, 2006. BMC also has the option to fund an additional three rigs under these commercial terms.  In February 2006, BMC mutually agreed to extend the Maturity Date of the AFJ Rig Loans from September 2006 to March 31, 2007.  No additional consideration was paid by Blast to BMC for the extension.  BMC will be entitled to receive the additional interest which accrues during the extended loan period.

Clyde Berg

In January 2008, Blast sold the rights to an aggregate of 1,000,000 units each consisting of four shares of Series A Convertible Preferred Stock and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $2,000,000 or $2.00 per Unit, to Clyde Berg, an individual.  The sale of the Units was conditioned on approval of the Plan and as such, the Units will be issued after the Merger is effected, Blast is re-domiciled and the Preferred Stock is authorized.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units. Mr. Berg holds more than 5% of the outstanding shares of common stock of Blast.

Eric McAfee

In January 2008, Blast sold the rights to an aggregate of 1,000,000 Units, for an aggregate of $2,000,000 or $2.00 per Unit, to McAfee Capital, LLC, a limited liability company.  The sale of the Units was conditioned on approval of the Plan and as such, the Units will be issued after the Merger is effected, Blast is re-domiciled  and the Preferred Stock is authorized.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units. Mr. McAfee holds more than 5% of the outstanding shares of common stock of Blast.

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

Effective February 27, 2008, as part of the bankruptcy emergence, we entered into new Employment Agreements with Mr. O’Keefe and MacDonald. These agreements included base salaries of $200,000 for Mr. O’Keefe and $150,000 for Mr. MacDonald. Four million Management Warrants were created in the Plan of Reorganization to incentivize management but none have been awarded at March 31, 2008. Such warrants have a term of five years commencing February 27, 2008 and an exercise price of $0.20 per share.

Item 13. Exhibits and Reports on Form 10-KSB

 (a) Exhibits
Index of Exhibits

Blast Energy, Inc. includes by reference, unless otherwise indicated, the following exhibits:

Number	Description

2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K

*2.2	Articles of Merger (California and Texas) Filed Herewith

3.1	Restated Articles of Incorporation dated July 15, 2003 Filed June 29, 2004 with the SEC, Form SB-2

3.2	Bylaws, as amended September 25, 2003 Filed June 29, 2004 with the SEC, Form SB-2

3.3	Certificate of Formation Texas Filed March 6, 2008 with the SEC, Form 8-K

3.4	Certificate of Designation of Series A Preferred Stock Filed March 6, 2008 with the SEC, Form 8-K

3.5	Bylaws of Blast Energy Services, Inc., Texas Filed March 6, 2008 with the SEC, Form 8-K

4.1	Form of Subscription Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.2	Form of Warrant Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.3	Form of Promissory Note Filed August 11, 2004 with the SEC, Form 10-QSB

4.4	Form of Convertible Promissory Note Filed August 11, 2004 with the SEC, Form 10-QSB

4.5	Form of Registration Rights Agreement Filed August 11, 2004 with the SEC, Form 10-QSB

4.6	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.7	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

10.1	Employment Agreement – John O’Keefe, dated January 6, 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.2	Employment Agreement – David Adams, dated December 31, 2003 Filed April 15, 2004 with the SEC, Form 10-KSB

10.3	Advisor Agreement – Dr. Ron Robinson, amended December 11, 2003 Filed April 15, 2004 with the SEC, Form 10-KSB

10.4	Employment Agreement – Andrew Wilson, dated June 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.5	Amendment to License Agreement – Carl W. Landers, dated September 4, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K

10.6	Second Amendment to License Agreement – Carl W. Landers, dated February 28, 2004; Filed February 28, 2004 with the SEC, Report on Form 8-K

10.7	Technology Report, “Landers Technology”, dated October 13, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.8	Subscription Agreement, Gryphon Master Fund, L.P., dated October 23, 2003 and Registration Rights Agreement dated October 24, 2003 Filed October 27, 2003 with the SEC, Report on Form 8-K

10.9	Form of Registration Rights Agreement, re: Private Placement Offering July/August 2003 Filed December 3, 2003 with the SEC, Form 10-QSB, as amended

10.10	Alternative Form of Registration Rights Agreement, re: Offering July/August 2003 Filed December 3, 2003 with the SEC, Form 10-QSB, as amended

10.11	Placement Agency Agreement, Stonegate Securities, Inc., dated August 26, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.12	Independent Contractor Agreement, Terronne Petroleum Corporation, dated August 1, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.13	Master Services Contract, Esperada Energy Partners, L.L.C., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.14	Services Contract, Maxim Energy, Inc., dated March 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.15	Services Contract, Natural Gas Systems, dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.16	Contract – Natural Gas Systems, “Delhi Field”, dated September 22, 2003; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.17	Services Contract, Amvest Osage, Inc.; dated January 2004 Filed April 15, 2004 with the SEC, Form 10-KSB

10.18	Acknowledge of amounts owed at September 30, 2003 re. Edge Capital Group contract dated June 16, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.19	Contract – Edge Capital Group, “Franklin Field”, dated September 27, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.20	Contract – Edge Capital Group, “Monroe Field”, dated June 16, 2003 Filed August 20, 2003 with the SEC, Form 10-QSB, as amended

10.21	Addendum to Contract, Edge Capital Group, “Monroe Field”, dated November 19, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.22	Contract – Noble Energy, re: Satellite Services, dated September 17, 2003 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.23	Contract – Apache Corp., re: Satellite Services, dated September 11, 2002 Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.24	Contract – Energy 2000 NGC, “Monroe Field”, dated April 30, 2000 Filed August 20, 2003 with the SEC, Form 10-QSB, as amended

10.25	Blast Energy, Inc. 2003 Stock Option Plan; Filed November 20, 2003 with the SEC, Form 10-QSB, as amended

10.26	Master Service Contract – BlueRidge Gas Partners, LLC – June 23, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.27	Master Service Contract – VJI Natural Resources, LLC – July 20, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.28	Contract/Order – US Department of Energy dated June 4, 2004 and Letter of Intent, Radial Drilling Optimization Services dated April 14, 2004 Filed August 11, 2004 with the SEC, Form 10-QSB

10.29	License Agreement – Carl W. Landers, dated April 24, 2003; Filed October 6, 2003 with the SEC, Report on Form 8-K

10.30	License Agreement between Alberta Energy Holdings, Inc. and Verdisys, Inc. for Abrasive Fluid Jet Technology, dated October 27, 2004 Filed November 15, 2004 with the SEC, Form 10-QSB

10.31	Agreement between Verdisys, Berg McAfee Companies, Energy 2000 NGC, and Eric McAfee Filed November 15, 2004 with the SEC, Form 10-QSB

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
Filed November 14, 2005 with the SEC, Form 10-QSB

10.48	Amended Technology Purchase Agreement with Alberta Energy Partners dated August 31, 2005. Filed March 27, 2006 with the SEC, Form 8K

10.49	Second Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

10.50	First Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

10.51	Subscription Agreement and Related Exhibits with Clyde Berg Filed March 6, 2008 with the SEC, Form 8-K

10.52	Subscription Agreement and Related Exhibits with McAfee Capital, LLC Filed March 6, 2008 with the SEC, Form 8-K

10.53	Laurus Master Fund, Ltd. $2.1 million Security Agreement Filed March 6, 2008 with the SEC, Form 8-K

10.54	Berg McAfee Companies $1.12 million Note Filed March 6, 2008 with the SEC, Form 8-K

10.55	Settlement Agreement Filed on May 14, 2007 with the SEC, Form 8-K

*10.56	Eagle Domestic Drilling Operations LLC and Hallwood Energy, LP and Hallwood Petroleum LLC Settlement Agreement Filed Herewith

16.1	Letter from Malone & Bailey, PC Filed on March 5, 2008 with the SEC, Form 8-K

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

*Filed herewith

(b) Reports on Form 8-K

During the quarter ended December 31, 2007, we filed the following report on Form 8-K:

December 3, 2007	To report a continuance of the confirmation hearing for the approval of our First Amended Joint Plan of Bankruptcy.

Subsequent to the quarter ended December 31, 2007, we filed the following reports on Form 8-K:

March 5, 2008	To report our change in auditors from Malone & Bailey, PC, to GBH CPAs, PC.

March 6, 2008	To report the approval of our bankruptcy plan, the sale of shares of our Series A Convertible Preferred Stock, and information on our then planned Merger into our yet to be formed Texas subsidiary.

Item 14. Principal Accountants Fees and Services

Audit Fees

The following table presents fees for professional audit services performed by GBH CPAs, PC for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006 and Malone & Bailey, PC for the audit of our annual financial statements for the year ended December 31, 2006 and quarterly reviews for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by it during those periods.

	2007	2006
GBH CPAs, PC
Audit fees	$ 24,000	$ -
Other non-audit fees	-	-
Tax related fees	-	-

Malone & Bailey, PC
Audit fees	42,046	65,630
Other non-audit fees	10,368	14,610
Tax related fees	-	3,400

Total	$ 76,414	$ 83,640

Audit Related Fees

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Blast’s consolidated financial statements and are not reported under Audit fees.

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

Blast Energy Services, Inc.
(Registrant)

By:	/s/ John O’Keefe
John O’Keefe Chief Executive Officer Principal Executive Officer
By:	/s/ John MacDonald
John MacDonald Chief Financial Officer, Principal Accounting Officer and Secretary

Date:	April 7, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John O’Keefe	By:	/s/ John A. MacDonald
	John O’Keefe Chief Executive Officer Principal Executive Officer		John A. MacDonald Chief Financial Officer Principal Accounting Officer, and Secretary
Date:	April 7, 2008	Date:	April 7, 2008

By:	/s/ John R. Block	By:	/s/ Joseph J. Penbera, Ph.D.
	John R. Block Director		Joseph J. Penbera, Ph.D. Director
Date:	April 7, 2008	Date:	April 7, 2008

By:	/s/ Roger P. Herbert	By:	/s/ Jeffrey R. Pendergraft
	Roger P. Herbert Chairman		Jeffrey R. Pendergraft Director
Date:	April 7, 2008	Date:	April 7, 2008