Form 10-Q
period 2008-03-31
BLAST ENERGY SERVICES, INC.
filed 2008-04-30
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

333-64122
(Commission file number)

Blast Energy Services, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	22-3755993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                                                                                           Accelerated filer   ☐
Non-accelerated filer  ☐                                                                                           Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes   ☐ No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes   ☒  No   ☐

The number of shares outstanding of each of the issuer’s classes of equity as of April 30, 2008 is 56,142,404, including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Blast Energy Services, Inc.

For the Quarter Ended March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash	$1,572,235	$48,833
Accounts receivable, net	30,790	46,292
Other assets	157,117	57,409
Total Current Assets	1,760,142	152,534

Equipment, net of accumulated depreciation of $36,052 and $35,488	1,081,496	1,083,645

Total Assets	$2,841,638	$1,236,179

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$427,921	$1,384,929
Accrued expenses	320,315	612,476
Deferred revenue	8,650	10,517
Advances-related parties	-	1,700,000
Notes payable – other	96,805	542,500
Liabilities of discontinued operations	1,649,064	2,112,413
Total Current Liabilities	2,502,755	6,362,835

Long Term Liabilities
Senior Debt	2,100,000	2,100,000
Notes Payable – Related Party	1,120,000	-
Notes Payable	125,000	125,000
Total Liabilities	5,847,755	8,587,835

Stockholders’ Deficit:
Preferred stock, $.001 par value, 20,000,000 shares authorized, 8,000,000 and 0 shares issued and outstanding	8,000	-
Common stock, $.001 par value, 180,000,000 shares authorized, 55,947,404 and 52,027,404 shares issued and outstanding	55,947	52,027
Additional paid-in capital	75,471,776	70,471,873
Accumulated deficit	(78,541,840)	(77,875,556)

Total Stockholders’ Deficit	(3,006,117)	(7,351,656)

Total Liabilities and Stockholders’ Deficit	$2,841,638	$1,236,179

See accompanying notes to consolidated financial statements.

BLAST ENERGY SERVICES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue:
Satellite Communications	$71,652	$162,419
Down-hole Solutions	-	-
Total Revenue	71,652	162,419

Cost of Services Provided:
Satellite Communications	96,300	117,391
Down-hole Solutions	23,821	6,793
Total Cost of Services Provided	120,121	124,184

Depreciation and amortization	2,150	24,420

Gross Margin (Deficit)	(50,619)	13,815

Operating Expenses:
Selling, general and administrative	585,947	1,879,082

Operating Loss	(636,566)	(1,865,267)

Other Income (Expense):
Other income	8,000	-
Interest income	11,103	1,912
Interest expense	(42,493)	(20,390)
Total other (income)/expense	(23,390)	(18,478)

Loss from Continuing Operations	(659,956)	(1,883,745)
Loss from Discontinued Operations	(6,328)	(1,645,595)

Net Loss	$(666,284)	$(3,529,340)

Basic and diluted net loss per share
Continuing Operations	$(0.01)	$(0.03)
Discontinued Operations	-	$(0.02)
Total	$(0.01)	$(0.05)

Weighted average common shares outstanding – basic and diluted	53,448,942	67,609,904

See accompanying notes to consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(666,284)	$(3,529,340)
Loss from discontinued operations	6,328	1,645,595
Loss from continuing operations	(659,956)	(1,883,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,150	69,419
Option and warrant expense	51,723	1,063,069
Changes in:
Accounts receivable	15,502	182,809
Other current assets	7,166	35,128
Accounts payable	(1,430,845)	264,760
Deferred revenue	(1,867)	(21,196)
Accrued expenses	(11,160)	(31,836)

Net Cash Used In Operating Activities	(2,027,287)	(321,592)

Cash Flows From Financing Activities:
Payments on short term debt	(552,570)	(20,529)
Borrowings on DIP financing	100,000	-
Repurchase of common shares	(900)	-
Issuance of convertible preferred stock	4,000,000	-

Net Cash Provided By (Used In) Financing Activities	3,546,530	(20,529)

Cash Flows From Discontinued Operations:
Discontinued operating activities	4,159	(665,354)
Discontinued investing activities	-	(20,492)
Discontinued financing activities	-	(197,758)

Net Cash Provided By (Used In) Discontinued Operations	4,159	(883,604)

Net change in cash	1,523,402	(1,225,725)
Cash at beginning of period	48,833	1,534,603

Cash at end of period	$1,572,235	$338,877

Supplement Disclosures:
Cash paid for interest	$30,615	$842
Cash paid for income taxes	-	-

Non-Cash Transactions:
Prepaid insurance financed with note payable	106,875	112,907
Conversion of deferred compensation to common shares	161,000	-
Conversion of related party advances to common shares	800,000	-
Issuance of note payable for related party debt and accrued interest	1,120,000	-

See accompanying notes to consolidated financial statements.

BLAST ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim financial statements of Blast Energy Services, Inc. (“Blast”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Blast’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-KSB, have been omitted.

Blast’s consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, Blast’s Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Blast be unable to continue as a going concern.

Business. Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Blast licensed and owned technologies. We are an emerging technology company in the energy sector and strive to assist oil and gas companies in producing more economically. We seek to provide quality services to the energy industry through our two divisions:
•	Satellite Communication services to remote oilfield locations, and
•	Down-hole Solutions, such as our abrasive fluid jetting technology.

Our strategy is to grow our businesses by maximizing revenues from the communications and down-hole segments and controlling costs while analyzing potential acquisition and new technology opportunities in the energy service sector. In the near term, we also seek to maximize value from the customer litigation proceedings described below.

On February 26, 2008, the Bankruptcy Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  This ruling allows Blast to emerge from Chapter 11 bankruptcy. The overall impact of the confirmed Plan was for Blast to emerge with unsecured creditors fully paid, have no debt service scheduled for at least two years, and keep equity shareholders’ interests intact.

Under the terms of this confirmed Plan, Blast has raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of $2.4 million.  The remaining $1.6 million will be used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business.

Acquisition of Eagle.  In August 2006, we acquired Eagle Domestic Drilling Operations LLC (“Eagle”), a drilling contractor which at that time owned three land rigs, and had three more under construction. As part of  the financial consideration for the purchase of Eagle, we issued stock and warrants to the owners of Eagle in exchange for $15 million in cash. We also entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”) to finance $40.6 million of the total purchase price of Eagle. We had used assumptions in the acquisition of Eagle that included high revenue and full utilization rate expectations based upon the five two-year term drilling contracts Eagle had in place at the time.  The subsequent cancellation of these contracts by Hallwood Energy/Hallwood Petroleum and Quicksilver Resources in the fall of 2006 reduced our revenue expectations and consequently our ability to meet the scheduled payments on the Laurus Note. This cancellation was in violation of the terms of the drilling contracts and we and Eagle have subsequently filed suit for breach of those five contracts.

Restructuring.  On January 19, 2007, Blast and Eagle, filed voluntary petitions with the US Bankruptcy Court for the Southern District of Texas – Houston Division (the “Court”) under Chapter 11 of Title 11 of the US Code in order that we may dispose of burdensome and uneconomical assets and reorganize our financial obligations and capital structure.

In May 2007, Blast entered into a Settlement Agreement with Laurus on the terms of the satisfaction of substantially all of its secured claims against Blast by the implementation of an asset purchase agreement. The terms of the Settlement, including the satisfaction of the remainder of the Laurus claims, were implemented in the plan of reorganization. The Settlement and the treatment of the Laurus secured claims provided for the transfer of five land drilling rigs and associated spare parts to Laurus in settlement of Laurus’ note, accrued interest and default penalties on the note, save and except a residual $2.1 million that remains as a secured debt owed by Blast to Laurus.

Amendments to Articles of Incorporation
In connection with the approval of the Plan, the Bankruptcy Court, and the Board of Directors of Blast approved a change in domicile of Blast from California to Texas.  This was implemented by Blast creating a wholly owned subsidiary, Blast Energy Services, Inc., in the State of Texas, which Blast merged with and into, the result of which was that Blast became a Texas corporation (the “Merger”).  Following the Merger, Blast has 200,000,000 authorized shares of stock, of which 180,000,000 shares are common stock, $0.001 par value per share, and 20,000,000 shares are preferred stock, $0.001 par value per share.  The Certificate of Formation of the resulting Texas corporation also allows Blast’s Board of Directors to issue “blank check” preferred stock with rights and privileges as it may decide in its sole discretion, but which shares must have voting rights.  Blast also authorized 8,000,000 shares of Series A Convertible Preferred Stock and adopted new Bylaws in connection with the Merger.

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

Credit Risk Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2008, Blast has determined that no amount for allowance for doubtful accounts is required.

Earnings Per Share.  Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast has incurred net losses for the quarters ended March 31, 2008 and 2007 and therefore, basic and diluted earnings per share are the same as all potential common equivalent shares would be anti-dilutive.

Reclassifications. Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a net loss of $666,284 for the quarter ended March 31, 2008, has an accumulated deficit of $78.5 million and a working capital deficit of $742,613 as of March 31, 2008 and has several significant future financial obligations.  The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.  These conditions create an uncertainty as to Blast’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common stock or convertible instruments as well as seeking financing from third parties.

NOTE 3 – EQUIPMENT

Equipment consisted of the following at March 31, 2008:

Description	Life
Computer equipment	3 years	24,201
Automobile	4 years	21,885
Service Trailer	5 years	4,784
AFJ Rig, in progress	12 years	$ 1,066,678
		1,117,548
Less: accumulated depreciation		(36,052)
		$ 1,081,496

NOTE 4 – RELATED PARTY TRANSACTIONS

Convertible Preferred Stock
Under the terms of this confirmed Plan, Blast has raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of $2.4 million.  The remaining $1.6 million will be used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business. The sale of the convertible preferred securities was conditioned on approval of the Plan and as such, the securities were issued after the Merger became effective in March 2008.

Note Extension
A pre-existing secured $1.12 million note with Berg McAfee Companies has been extended for an additional three years from the Plan effective date of February 27, 2008 at eight-percent (8%) interest, and contains an option for the principal and interest to be convertible into Company stock at the rate of one share of common stock for each $0.20 of the note outstanding.

Debtor-in-Possession (“DIP”) Loan
The Bankruptcy court approved Blast’s ability to draw $800,000 from Berg McAfee and related entities to finance Blast on a temporary basis.  The Plan allowed Berg McAfee to convert the outstanding balance of the DIP loan and accrued interest into Company common stock at the rate of one share of common stock for each $0.20 of the DIP loan outstanding.  In March 2008 after the Merger became effective, 4,000,000 shares of common stock were issued in full payment of the principal on this loan, and 160,000 shares of common stock were issued for the accrued interest on the obligation.

Director Fees Conversions
Blast’s Directors converted unsecured claims for unpaid directors fees from 2006 totaling $164,000, into 820,000 shares of Blast’s common stock at the rate of one share of common stock for each $0.20 of the deferred amount owed.

NOTE 5 – NOTES PAYABLE

Under the terms of the Plan of Reorganization, Blast will carry three secured obligations:

•
A $2.1 million interest-free senior obligation with Laurus Master Fund, Ltd., secured by the assets of Blast and payable only by way of a 65% portion of the proceeds that may be received for the customer litigation lawsuits or any asset sales that may occur in the future;

•
A $125,000 note to McClain County, Oklahoma for property taxes, which can also be paid from the receipt of litigation proceeds, or if not paid, it will convert into a six and one half percent (6.5%) interest bearing note due February 27, 2010, and due in twelve monthly installments of $10,417;  and

•
A pre-existing secured $1.12 million note with Berg McAfee Companies has been extended for an additional three years from the effective date of the Plan (February 27, 2008) at eight-percent (8%) interest, and contains an option for the principal and interest to be convertible into Company stock at the rate of one share of common stock for each $0.20 of the note outstanding.

NOTE 6 – PREFERRED STOCK

In January 2008, Blast sold the rights to an aggregate of 2,000,000 units each consisting of four shares of Series A Convertible Preferred Stock, which Preferred Stock is explained in greater detail below, and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4,000,000 or $2.00 per Unit, to Clyde Berg, an individual and to McAfee Capital LLC, a limited liability company.  The sale of the Units was conditioned upon approval of the Plan.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units.  The proceeds from the sale of the Units were used to satisfy creditor claims of about $2.4 million under the terms of the Plan and working capital of $1.6 million.

Series A Convertible Preferred Stock
The 8,000,000 shares of Series A Preferred Stock of Blast (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to repay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with either (or both) of Blast’s pending litigation proceedings with (i) Hallwood Petroleum, LLC and Hallwood Energy, LP (Adversary Proceeding No. 07-03282 in the US Bankruptcy Court in Houston); and/or (ii) Quicksilver Resources, Inc (Adversary Proceeding No. 07-03292 in the US Bankruptcy Court in Houston), in excess of $4,000,000, Blast is required to pay any and all outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs. As of March 31, 2008, the aggregate and per share arrearages were $29,808 and $0.004, respectively.

The Preferred Stock (and any accrued and unpaid dividends on such Preferred Stock) have optional conversion rights, which provide the holders of the Preferred Stock the right, at any time, to convert the Preferred Stock into shares of Blast’s common stock at a conversion price of $0.50 per share. The Preferred Stock automatically converts into shares of Blast’s common stock at a conversion price of $0.50 per share, if Blast’s common stock trades for a period of more than twenty consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

The Preferred Stock has the right to vote at any shareholder vote the number of underlying common shares of voting stock that the Preferred Stock is then convertible into.  The Preferred Stock may be redeemed at the sole option of Blast upon the receipt by Blast of a Cash Settlement from the pending litigation in excess of $7,500,000, provided that the holders, at their sole option, may have six months from the date of Blast’s receipt of the Cash Settlement to either accept the redemption of the Preferred Stock or convert such Preferred Stock into shares of Blast’s common stock.

Warrants
In connection with the issuance of the Preferred Stock, Blast issued warrants to purchase up to 4,000,000 shares of common stock at an exercise price of $0.10 per share.  These warrants have a three-year term. The relative fair value of the warrants was approximately $446,000 on the date of sale.  The relative fair value was determined utilizing the Black-Scholes model.  The significant assumptions used in the valuation were: the exercise price of $010; the market value of Blast’s common stock on the date of issuance, $0.29; expected volatility of 131.41%; risk free interest rate of 2.25%; and a term of three years.  Management has evaluated the terms of the Convertible Preferred Stock and the issuance of warrants in accordance with EITF 98-5 and EITF 00-27, and concluded that there is not a beneficial conversion feature at the date of issuance.

NOTE 7 – BUSINESS SEGMENTS

Blast has two reportable segments: Satellite Communications and Down-hole Solutions. Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment for the three months ended March 31, 2008 and 2007:

	2008	2007
Revenues from external customers
Satellite Communication	$71,652	$162,419
Down-hole Solutions	-	-
	$71,652	$162,419

Operating profit (loss) [1]
Satellite Communication	$(24,648)	$45,028
Down-hole Solutions	(23,821)	(6,793)
Corporate	(588,097)	(1,903,502)
	$(636,566)	$(1,865,267)

1 – Operating profit/(loss) is total operating revenue less operating expenses, selling, general & administrative expenses, impairment of intellectual property, depreciation and amortization and bad debts.  It does not include other income and expense or income taxes.

NOTE 8 - LITIGATION

Emergence from Bankruptcy

On February 26, 2008, the Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  This ruling allows the Debtors to emerge from Chapter 11 bankruptcy, which became effective February 27, 2008.

The overall impact of the confirmed Plan was for Blast to emerge from Chapter 11 bankruptcy which allowed unsecured claims to be fully paid, have no debt service scheduled for at least two years, and to keep equity shareholders’ interests intact.  The major components of the Plan, which was approved by creditors and shareholders, are detailed below.

Under the terms of this confirmed Plan, Blast has raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the allowed unsecured  claims, all allowed unsecured administrative claims, and all statutory priority claims (unless a contrary agreement was reached), for a total amount of $2.4 million.  The remaining $1.6 million will be used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business.

The sale of the convertible preferred securities was conditioned on approval of the Plan and as such, the securities were issued after Blast successfully merged with its wholly owned subsidiary, Blast Energy Services, Inc., a Texas corporation, whereby Blast re-domiciled in the State of Texas.

This Plan also preserves the equity interests of our existing shareholders. Furthermore, Blast will continue to prosecute the litigation against Quicksilver and Hallwood, if they are unable to meet the terms of the settlement agreement. Blast has previously estimated these legal recoveries to be in the range of $15 million to $45 million (gross). Blast can make no assurances as to the outcome or success of the Quicksilver litigation or that Hallwood can complete their major financing and satisfy the terms of their settlement agreement.

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

On April 3, 2008, Eagle and Hallwood signed an agreement to settle the litigation between them for a total settlement amount of approximately $6.5 million. Under the terms of this agreement, Hallwood will pay to Eagle $2.0 million in cash, issue $2.75 million in equity from a pending major financing and has agreed to irrevocably forgive approximately $1.65 million in deposits paid to Eagle effective immediately. In return, Eagle has agreed to suspend its legal actions against Hallwood for approximately six months.  Additionally, in the event Hallwood is able to secure an aggregate of $20 million in bridge financing prior to June 30, 2008, Hallwood will pay Eagle a $500,000 advance on its cash obligation. Should Hallwood be unable to complete their major financing by September 30, 2008, Eagle will immediately resume its legal actions against Hallwood and the $500,000 advance will not be credited against any future judgment or settlement amounts.  Upon receipt of the entire settlement amount by Eagle, the parties and their affiliates will be fully and mutually released from all and any claims between them. This settlement agreement has been approved by both companies’ boards of directors but is subject to the approval of the Bankruptcy Court.

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of Eagle.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by Eagle and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations.  Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  After Blast and Eagle filed their petition for reorganization in the US Bankruptcy Court for the Southern District of Texas in Houston, Quicksilver moved the lawsuit to the US Bankruptcy Court for the Northern District of Texas.  On May 7, 2007, the US Bankruptcy Court for the Northern District of Texas approved the motion filed by Eagle seeking to have the lawsuit transferred to the US Bankruptcy Court for the Southern District of Texas in Houston where its petition for reorganization under Chapter 11 of the US Bankruptcy Code was pending.  Subsequent to the transfer, Eagle and Quicksilver entered into a stipulation that the lawsuit would be tried in the Bankruptcy Court before a jury and the case was set for a jury trial in September 2008.  On motion filed by Eagle Drilling, the US Bankruptcy Court for the Southern District of Texas in Houston recommended that the US District Court for the Southern District of Texas withdraw its reference of the adversary proceeding to the Bankruptcy Court.  The District Court has not yet acted on the Bankruptcy Court’s recommendation.  It is unknown what, if any, affect the Bankruptcy Court’s recommendation will have on the date for the trial of this matter.

Steinberger Derivative Lawsuit (Settled)
Blast entered into a settlement agreement with Mr. Steinberger in August 2005 in full settlement of a lawsuit for wrongful dismissal between the parties. Such settlement resulted in the creation of a $500,000 interest free note being made in favor of Mr. Steinberger payable at June 30, 2007. Subsequently, Blast was named as a party in the derivative lawsuit between Mr. Steinberger and his attorney, Mr. Sessions but this case has now been settled and Mr. Steinberger was paid $500,000 in full February 27, 2008.

Alberta Energy Partners
Alberta took a number of actions adverse to Blast during the course of the Chapter 11 case. Alberta filed a motion to appoint a trustee. That motion was denied. Alberta filed a motion to deem rejected the Technology Purchase Agreement (the “Agreement”) between Alberta and Blast. That motion was denied. Alberta filed a motion to require Blast to reject the Agreement. That motion was denied, and Alberta appealed the bankruptcy court’s rulings. No decision has been rendered on that consolidated appeal of two orders. Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. This appeal was dismissed by the district court as moot. Blast objected to the proof of claim filed by Alberta seeking rescission of the Agreement. Blast’s objection to the proof of claim was sustained, and Alberta’s claim for rescission was disallowed by the bankruptcy court. Alberta appealed the ruling on its claim, and that appeal is still pending before the district court.

General
Other than the aforementioned legal matters, Blast is not aware of any other pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

As part of its regular operations, Blast may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters.  Although Blast can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on Blast, except as described above, Blast believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on Blast‘s financial condition or results of operations.

NOTE 9 – OTHER SUBSEQUENT EVENTS

Under the Plan, Blast’s Board of Directors was given the authority to enter into long-term warrant agreements with Blast’s senior management, and grant such senior management the right to purchase up to 4,000,000 warrants to purchase shares of Blast’s common stock at $0.20 per share, for a period of five years.  During a meeting held in April 2008, the Compensation Committee recommended to the Board of Directors that management be awarded 900,000 warrants out of the pool of 4,000,000. Upon full Board approval, such warrant grants will be issued.

NOTE 10 – DISCONTINUED OPERATIONS

There are no assets associated with the discontinued operations.  The liabilities of the discontinued operations of Eagle are presented separately under the captions “Current liabilities of discontinued operations” in the accompanying balance sheet and are represented by the following:

	March 31, 2008	December 31, 2007
Liabilities:
Current Liabilities:
Accrued liabilities	$1,648,600	$1,783,557
Accounts payable	464	328,856
Total Current Liabilities	1,649,064	2,112,413

Long Term Liabilities:
Notes payable	125,000	125,000
Total Liabilities	$1,774,064	$2,237,413

Loss from the discontinuance of drilling operations for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Revenue:
Drilling Services	$-	$1,102,150

Cost of services provided:
Drilling Services	3,667	1,301,074
Total Cost of Services Provided	(3,667)	(198,924)

Depreciation and amortization	-	95,196

Gross (deficit)	(3,667)	(294,120)

Operating expenses:
Selling, general and administrative	644	10,184
Interest expense	1,047	1,348,402
Total operating expenses	1,691	1,358,586

Loss from discontinued operations	(5,358)	(1,652,706)

Other Expenses	(1,007)	-
Interest Income	37	7,111

Net loss from discontinued operations	$(6,328)	$(1,645,595)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Operations

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

All dollar amounts discussed in “Item 2” are rounded to the nearest $1,000 increment, or for larger numbers, to the nearest tenth of a million (e.g. “$1.4 million”).  Please consult the financial statements in “Item 1” for exact dollar amounts.

Quarter Ended March 31, 2008 Compared to March 31, 2007

Satellite Communications Services

Satellite Communication Services’ revenues decreased by $90,000 to $72,000 for the quarter ended March 31, 2008 compared to $162,000 for the quarter ended March 31, 2007. The decrease can be attributed to the decline in new business and existing customer renewals during the time the Company was in Chapter 11. The operating margin from Satellite Communication Services decreased by $70,000 to a loss of $25,000 for the quarter ended March 31, 2008 compared to a gross profit of $45,000 for the quarter ended March 31, 2007.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the quarters ended March 31, 2008 and 2007. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

There were no Down-hole Solutions’ revenues for the quarters ended March 31, 2008 and March 31, 2007. The development of this technology was put on hold due to cash constraints prior to and while the Company was in Chapter 11 bankruptcy. The operating loss from Down-hole Solutions increased by $17,000 to a loss of $24,000 for the quarter ended March 31, 2008 compared to a loss of $7,000 for the quarter ended March 31, 2007. Cost of services provided for Down-hole Solutions for the quarter ended March 31, 2008 represent the payments made to unsecured creditors following the settlement of claims during the bankruptcy process for costs incurred while testing and repairing the AFJ process prior to filing for Chapter 11 in January 2007.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $1,293,000 to $586,000 for the quarter ended March 31, 2008 compared to $1,879,000 for the quarter ended March 31, 2007. The following table details major components of SG&A expense over the periods (in thousands).

	For the Quarter Ended March 31,		Increase (Decrease)
	2008	2007
Payroll and related costs	$ 169	$ 81	$ 88
Option and warrant expense	52	1,063	(1,011)
Legal & settlement costs	227	547	(320)
External services	71	98	(27)
Insurance	31	41	(10)
Travel & entertainment	13	25	(12)
Office rent, Communications etc.	23	24	(1)

	$ 586	$ 1,879	$ (1,293)

Lower administrative costs were primarily a result of our efforts to reduce overhead costs while in Chapter 11, including lower legal fees as the bankruptcy proceedings wound down.  Additionally, the administrative costs in 2007 included the calculation of non-cash expense associated with the employee options issued with the rig acquisition while there were no such issuances in the first quarter of 2008.

 Depreciation and Amortization

Depreciation and amortization expense decreased by $22,000 to $2,000 for the quarter ended March 31, 2008 compared to $24,000 for the quarter ended March 31, 2007.

Other Expense

Total other expense increased by $5,000 to $23,000 for the quarter ended March 31, 2008 compared to total other expense of $18,000 for the quarter ended March 31, 2007.

Loss from Continuing Operations

Loss from continuing operations decreased by $1,224,000 to $660,000 for the quarter ended March 31, 2008 compared to $1,884,000 for the quarter ended March 31, 2007 primarily due to lower expenses.

Loss from Discontinued Operations

The loss from discontinued operations decreased by $1,639,000 to a loss of $6,000 for the quarter ended March 31, 2008 compared to a loss of $1,646,000 for the quarter ended March 31, 2007.    The decrease in loss is primarily due to the significant reduction in operational activity resulting from operations being discontinued during the first quarter of 2008.

Net Loss

The net loss for the first quarter of 2008 decreased substantially to $0.6 million from a loss of $3.5 million for the corresponding period in 2007. This decrease is primarily related to the lower loss from discontinued operations arising from the sale of our contract drilling business during 2007 and lower administrative costs as described above.  The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized.

Liquidity and Capital Resources

Blast had total current assets of $1,760,000 as of March 31, 2008, including a cash balance of $1,572,000, compared to total current assets of $153,000 as of December 31, 2007, including a cash balance of $49,000.  The increase in current assets is principally due to the net cash remaining from the $4.0 million cash infusion from the sale of convertible preferred securities after payments were made to creditors and legal professionals following confirmation of the Plan.

Blast had total assets as of March 31, 2008 of $2.8 million compared to total assets of $1.2 million for the year ended December 31, 2007.  This increase is related to the increase in current assets as described above.

Blast had total liabilities of $5.8 million as of March 31, 2008, consisting of current liabilities of $2.5 million compared to total liabilities of $8.6 million as of December 31, 2007, consisting of current liabilities of $6.4 million.  The decrease in liabilities is principally due to the reduction in accrued liabilities and accounts payable from payments made to creditors and legal professionals following confirmation of the Plan.

Included in total current liabilities was $1.65 million payable in connection with Blast’s discontinued operations and is related to the dispute with Hallwood. However, under the terms of the April 2008 Settlement Agreement, Hallwood has forgiven this obligation.

Included in total long-term liabilities were:

•
A $2.1 million interest-free senior obligation with Laurus Master Fund, Ltd., secured by the assets of Blast and payable only by way of a 65% portion of the proceeds that may be received for the customer litigation lawsuits or any asset sales that may occur in the future;

•
A $125,000 note to McClain County, Oklahoma for property taxes, which can also be paid from the receipt of Quicksilver litigation proceeds, or if not paid, it will convert into a six and one half percent (6.5%) interest bearing note due February 27, 2010, and due in twelve monthly installments of $10,417;  and

•
A pre-existing secured $1.12 million note with Berg McAfee Companies has been extended for an additional three years from the effective date of the Plan (February 27, 2008) at eight-percent (8%) interest, and contains an option for the principal and interest to be convertible into Company stock at the rate of one share of common stock for each $0.20 of the note outstanding.

Blast had a negative net working capital of $0.7 million and a total accumulated deficit of $78.6 million as of March 31, 2008.

Cash Flows from Operating Activities

We had net cash used in operating activities of approximately $1,773,000 for the quarter ended March 31, 2008, which was mainly due to a $666,000 net loss and a $957,000 decrease in accounts payable.

Cash Flows from Financing Activities

We had net cash provided by financing activities of $3,558,000 for the quarter ended March 31, 2008. Net cash provided by financing activities for the quarter ended March 31, 2008, included $4,000,000 from issuing convertible preferred stock and $100,000 of borrowings under our DIP loan facility offset by $543,000 of payments on short term debt.

In connection with the approval of Blast’s Bankruptcy Plan, Blast raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining approximately $1.6 million will be used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business.

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

Cash Flows from Discontinued Operations

We had approximately $4,000 and ($884,000) of net cash provided by (or used in) discontinued operations for the three months ended March 31, 2008 and 2007, respectively.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

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

Emergence from Bankruptcy

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

Under the terms of this confirmed Plan, Blast has raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the allowed unsecured  claims, all allowed unsecured administrative claims, and all statutory priority claims (unless a contrary agreement was reached), for a total amount of $2.4 million.  The remaining $1.6 million will be used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business.

The sale of the convertible preferred securities was conditioned on approval of the Plan and as such, the securities were issued after Blast successfully merged with its wholly owned subsidiary, Blast Energy Services, Inc., a Texas corporation, whereby Blast re-domiciled in the State of Texas.

This Plan also preserves the equity interests of our existing shareholders. Furthermore, Blast will continue to prosecute the litigation against Quicksilver and Hallwood, if they are unable to meet the terms of the settlement agreement. Blast has previously estimated these legal recoveries to be in the range of $15 million to $45 million (gross). Blast can make no assurances as to the outcome or success of the Quicksilver litigation or that Hallwood can complete their major financing and satisfy the terms of their settlement agreement.

Under the terms of the Plan, Blast will carry three secured obligations:

•
A $2.1 million interest-free senior obligation with Laurus, that is secured by the assets of Blast and is payable only by way of a 65% portion of the proceeds that may be received for the customer litigation lawsuits or any asset sales that may occur in the future; and

•
A $125,000 note to McClain County, Oklahoma for property taxes, which can also be paid from the receipt of litigation proceeds from Quicksilver, or if not paid, it will convert into a six and one half percent (6.5%) interest bearing note in February 27, 2010, due in twelve monthly installments of $10,417;  and

•
A pre-existing secured $1.12 million eight-percent (8%) note with Berg McAfee Companies has been extended for an additional three years from February 27, 2008 and contains an option to be convertible into Company stock at the rate of one share of common stock for each $0.20 of the note outstanding.

Non-Bankruptcy Related Litigation Matters

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (“Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“Eagle”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of the membership interests of Eagle.  Hallwood alleged Eagle Drilling and Eagle were in breach of the IADC contracts and it ceased performance under the contracts.  Hallwood claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood has demanded that the remaining balance of funds advanced under the contracts, in the amount of $1.65 million, be returned. The Hallwood suit pending in Tarrant County, Texas is currently stayed by operation of the automatic stay provided for in the US Bankruptcy Code as a result of the Chapter 11 filing of Blast and its subsidiary, Eagle. Eagle vigorously contests the claims by Hallwood and has instituted proceedings (“the Adversary Proceeding”) to prosecute causes of action for breach of contract, tortious interference and business disparagement against Hallwood in the US Bankruptcy Court for the Southern District of Texas in Houston.  Hallwood filed its counterclaim in the Adversary Proceeding, largely mirroring the claim that was filed in the Tarrant County litigation.  Eagle and Hallwood have discussed potential settlements to this litigation; however, there can be no assurance that any settlement will be reached, or that it will be on favorable terms to Eagle.  The parties’ have agreed to try the case in the US Bankruptcy Court for the Southern District of Texas in Houston.  This agreement was approved by the US Bankruptcy Court and a trial date was scheduled for May 20, 2008 prior to the parties entering into the settlement agreement described below.

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

Alberta Energy Partners
Alberta took a number of actions adverse to Blast during the course of the Chapter 11 case. Alberta filed a motion to appoint a trustee. That motion was denied. Alberta filed a motion to deem rejected the Technology Purchase Agreement (the “Agreement”) between Alberta and Blast. That motion was denied. Alberta filed a motion to require Blast to reject the Agreement. That motion was denied, and Alberta appealed the bankruptcy court’s rulings. No decision has been rendered on that consolidated appeal of two orders. Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. This appeal was dismissed by the district court as moot. Blast objected to the proof of claim filed by Alberta seeking rescission of the Agreement. Blast’s objection to the proof of claim was sustained, and Alberta’s claim for rescission was disallowed by the bankruptcy court. Alberta appealed the ruling on its claim, and that appeal is still pending before the district court.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, Blast sold the rights to an aggregate of 2,000,000 units each consisting of four shares of Series A Convertible Preferred Stock, which Preferred Stock is explained in greater detail below, and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4,000,000 or $2.00 per Unit, to Clyde Berg, an individual and to McAfee Capital LLC, a limited liability company.  The sale of the Units was conditioned upon approval of the Plan.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units.  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the Units for investment and not resale and we took appropriate measures to restrict transfer.  The proceeds from the sale of the Units were used to satisfy creditor claims of about $2.4 million under the terms of the Plan and working capital of $1.6 million.

Series A Convertible Preferred Stock
The 8,000,000 shares of Series A Preferred Stock of Blast (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to repay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with either (or both) of Blast’s pending litigation proceedings with (i) Hallwood Petroleum, LLC and Hallwood Energy, LP (Adversary Proceeding No. 07-03282 in the US Bankruptcy Court in Houston); and/or (ii) Quicksilver Resources, Inc (Adversary Proceeding No. 07-03292 in the US Bankruptcy Court in Houston), in excess of $4,000,000, Blast is required to pay any and all outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs. As of March 31, 2008, the aggregate and per share arrearages were $29,808 and $0.004, respectively.

Additionally, the Preferred Stock (and any accrued and unpaid dividends on such Preferred Stock) have optional conversion rights, which provide the holders of the Preferred Stock the right, at any time, to convert the Preferred Stock into shares of Blast’s common stock at a conversion price of $0.50 per share. The Preferred Stock automatically converts into shares of Blast’s common stock at a conversion price of $0.50 per share, if Blast’s common stock trades for a period of more than twenty consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

The Preferred Stock has the right to vote at any shareholder vote the number of underlying common shares of voting stock that the Preferred Stock is then convertible into.  The Preferred Stock may be redeemed at the sole option of Blast upon the receipt by Blast of a Cash Settlement from the pending litigation in excess of $7,500,000, provided that the holders, at their sole option, may have six months from the date of Blast’s receipt of the Cash Settlement to either accept the redemption of the Preferred Stock or convert such Preferred Stock into shares of Blast’s common stock.

Warrants
In connection with the issuance of the Preferred Stock, Blast issued warrants to purchase up to 4,000,000 shares of common stock at an exercise price of $0.10 per share.  These warrants have a three-year term. The relative fair value of the warrants was approximately $446,000 on the date of sale.  The relative fair value was determined utilizing the Black-Scholes model.  The significant assumptions used in the valuation were: the exercise price of $010; the market value of Blast’s common stock on the date of issuance, $0.29; expected volatility of 131.41%; risk free interest rate of 2.25%; and a term of three years.  Management has evaluated the terms of the Convertible Preferred Stock and the issuance of warrants in accordance with EITF 98-5 and EITF 00-27, and concluded that there is not a beneficial conversion feature at the date of issuance.

Debtor-in-Possession (“DIP”) Loan
The Bankruptcy court approved Blast’s ability to draw $800,000 from Berg McAfee and related entities to finance Blast on a temporary basis.  The Plan allowed Berg McAfee to convert the outstanding balance of the DIP loan and accrued interest into Company common stock at the rate of one share of common stock for each $0.20 of the DIP loan outstanding.  In March 2008 after the Merger became effective, 4,000,000 shares of common stock were issued in full payment of the principal on this loan, and 160,000 shares of common stock were issued for the accrued interest on the obligation.  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

Director Fees Conversions
Blast’s Directors converted unsecured claims for unpaid directors fees from 2006 totaling $164,000, into 820,000 shares of Blast’s common stock at the rate of one share of common stock for each $0.20 of the deferred amount owed.  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

Additionally, under the Plan, Blast’s Board was given the authority to enter into long-term warrant agreements with senior management, and grant them the right to purchase up to 4,000,000 warrants to purchase shares of Blast’s common stock at $0.20 per share, for a period of five years.  During a meeting held in April 2008, the Compensation Committee recommended to the Board of Directors that management be awarded 900,000 warrants out of the pool of 4,000,000. Upon full Board approval, such warrant grants will be issued.  We will claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances will not involve a public offering, the recipients will take the warrants for investment and not resale and we will take appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing grants and no underwriting discounts or commissions were paid by us.

Second Bridge Share Cancellation
Under the terms of the Plan and pursuant to the settlement agreement approved on May 14, 2007, Blast repurchased 900,000 shares of common stock previously issued to Second Bridge LLC for $900. These shares were returned to Blast’s transfer agent and cancelled.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K

2.2	Articles of Merger (California and Texas) Filed on April 7, 2008, as an Exhibit to our Form 10-KSB filing

3.1	Certificate of Formation Texas Filed March 6, 2008 with the SEC, Form 8-K

3.2	Certificate of Designation of Series A Preferred Stock Filed March 6, 2008 with the SEC, Form 8-K

3.3	Bylaws of Blast Energy Services, Inc., Texas Filed March 6, 2008 with the SEC, Form 8-K

4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

10.1	Second Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

10.2	First Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

10.3	Subscription Agreement and Related Exhibits with Clyde Berg Filed March 6, 2008 with the SEC, Form 8-K

10.4	Subscription Agreement and Related Exhibits with McAfee Capital, LLC Filed March 6, 2008 with the SEC, Form 8-K

10.5	Laurus Master Fund, Ltd. $2.1 million Security Agreement Filed March 6, 2008 with the SEC, Form 8-K

10.6	Berg McAfee Companies $1.12 million Note Filed March 6, 2008 with the SEC, Form 8-K

10.7	Settlement Agreement Filed on May 14, 2007 with the SEC, Form 8-K

10.8	Eagle Domestic Drilling Operations LLC and Hallwood Energy, LP and Hallwood Petroleum LLC Settlement Agreement Filed on April 7, 2008, as an Exhibit to our Form 10-KSB filing

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

	By:	/s/ John O’Keefe, CEO
John O’Keefe
Chief Executive Officer
Principal Executive Officer

Date: April 30, 2008

	By:	/s/ John MacDonald, CFO
John MacDonald
Chief Financial Officer
Principal Accounting Officer

Date: April 30, 2008