Form 10-Q
period 2008-06-30
BLAST ENERGY SERVICES, INC.
filed 2008-08-13
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

333-64122
(Commission file number)

Blast Energy Services, Inc.
(Exact name of registrant as specified in its charter)

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
 Yes   ☒  No   ☐

The number of shares outstanding of each of the issuer’s classes of equity as of August 12, 2008 is 59,349,904 including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Blast Energy Services, Inc.

For the Quarter Ended June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash	$741,222	$48,833
Accounts receivable, net	59,059	46,292
Other assets	159,892	57,409
Total Current Assets	960,173	152,534

Equipment, net of accumulated depreciation of $34,440 and $35,488	1,160,065	1,083,645

Total Assets	$2,120,238	$1,236,179

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$192,162	$1,384,929
Accrued expenses	443,603	612,476
Deferred revenue	19,666	10,517
Advances - related parties	-	1,700,000
Notes payable – other	66,594	542,500
Liabilities of discontinued operations	-	2,112,413
Short term portion of senior debt	216,668	-
Total Current Liabilities	938,693	6,362,835

Long Term Liabilities:
Senior debt	1,883,332	2,100,000
Notes payable – related party	1,120,000	-
Liabilities of discontinued operations	125,000	125,000
Total Liabilities	4,067,025	8,587,835

Stockholders’ Deficit:
Preferred stock, $.001 par value, 20,000,000 shares authorized; 8,000,000 and –0– shares issued and outstanding	8,000	-
Common stock, $.001 par value, 180,000,000 shares authorized; 59,219,904 and 52,027,404 shares issued and outstanding	59,219	52,027
Additional paid-in capital	75,851,186	70,471,873
Accumulated deficit	(77,865,192)	(77,875,556)

Total Stockholders’ Deficit	(1,946,787)	(7,351,656)

Total Liabilities and Stockholders’ Deficit	$2,120,238	$1,236,179

See accompanying notes to consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Satellite Communications	$79,973	$111,189	$151,625		$273,608
Down-hole Solutions	-	-	-		-
Total Revenue	79,973	111,189	151,625		273,608

Cost of Services Provided:
Satellite Communications	96,935	104,537	193,235		221,930
Down-hole Solutions	100,612	-	124,433		6,794
Total Cost of Services Provided	197,547	104,537	317,668		228,724

Depreciation and amortization	2,467	22,907	4,617		47,327

Gross Loss	(120,041)	(16,255)	(170,660)		(2,443)

Operating Expenses:
Selling, general and administrative	876,409	1,000,687	1,462,356		2,879,767

Operating Loss	(996,450)	(1,016,942)	(1,633,016)		(2,882,210)

Other Income (Expense):
Other income	158	28,045	8,158		28,045
Interest income	2,025	805	13,128		2,717
Interest expense	(23,485)	(1,104)	(65,978)		(21,494)
Loss on disposal of equipment	(1,270)	-	(1,270)		-

Total other income (expense)	(22,572)	27,746	(45,962)		9,268

Loss from continuing operations	(1,019,022)	(989,196)	(1,678,978)		(2,872,942)
Income (loss) from discontinued operations	1,695,670	(2,347,508)	1,689,342		(3,993,102)
Net income (loss)	$676,648	$(3,336,704)	$10,364		$(6,866,044)

Preferred dividends	78,904	-	108,712		-
Net income (loss) available to common shareholders	$597,744	$(3,336,704)	$(98,348)		$(6,866,044)

Basic income (loss) per common share:
Continuing operations	$(0.02)	$(0.02)	$(0.03)		$(0.04)
Discontinued operations	$0.03	$(0.03)	$0.03	$	(0.06)
Net income/(loss)	$0.01	$(0.05)	$0.00		$(0.10)

Diluted net income (loss) per common share:
Continuing operations	$(0.02)	$(0.02)	$(0.03)		$(0.04)
Discontinued operations	$0.02	$(0.03)	$0.03		$(0.06)
Net income/(loss)	$0.00	$(0.05)	$0.00		$(0.10)

Weighted average common stock shares outstanding
Basic	57,790,618	67,609,904	55,619,780		67,609,904
Diluted	70,796,686	67,609,904	65,707,716		67,609,904

See accompanying notes to consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$10,364	$(6,866,044)
(Income) loss from discontinued operations	(1,689,342)	3,993,102
Loss from continuing operations	$(1,678,978)	$(2,872,942)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,617	47,327
Option and warrant expense	360,111	1,151,359
Loss on disposition of equipment	1,270	-
Stock issued for services	42,500	-
Change in:
Accounts receivable	(12,767)	42,614
Other current assets	4,392	68,980
Accounts payable	(1,615,839)	821,325
Deferred revenue	9,149	(36,217)
Accrued expenses	143,921	381,940
Net Cash Used in Operating Activities	(2,741,624)	(395,614)

Cash Flows From Investing Activities:
Proceeds from restricted cash	-	30,000
Cash paid for purchase of fixed assets	(6,528)	-
Cash paid for construction of equipment	(75,778)	-
Net Cash (Used in) Provided by Investing Activities	(82,306)	30,000

Cash Flows From Financing Activities:
Payments on short term debt	(582,781)	(51,322)
Proceeds from advances – related parties	-	200,000
Borrowings on DIP financing	100,000	-
Repurchase common shares	(900)	-
Issuance of convertible preferred stock	4,000,000	-
Net Cash Provided by Financing Activities	3,516,319	148,678

Discontinued operating activities	-	(975,637)
Discontinued investing activities	-	94,131
Discontinued financing activities	-	(285,302)
Net Cash Provided by Discontinued Operations	-	(1,166,808)

Net change in cash	692,389	(1,383,744)
Cash at beginning of period	48,833	1,534,603

Cash at end of period	$741,222	$150,859

Cash paid for:
Interest	$31,589	$-
Income taxes	-	-

Non-Cash Transactions:
Conversion of deferred board compensation to common stock	$161,000	$-
Conversion of related party interest to common stock	31,794	-
Conversion of related party advances to common shares	800,000	-
Cashless exercise of warrants	2,900	-
Issuance of note payable for related party debt and accrued interest	1,120,000	-
Exchange of rigs for debt	-	45,822,321
Prepaid insurance financed with note payable	106,875	112,907
Cancellation of insurance finance note	-	186,325

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

Blast’s consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, Blast’s Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Blast be unable to continue as a going concern.

Business
Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Blast licensed and owned technologies. We are an emerging technology company in the energy sector and strive to assist oil and gas companies in producing more economically. We seek to provide quality services to the energy industry through our two divisions:

•	Satellite Communications services to remote oilfield locations, and
•	Down-hole Solutions, such as our abrasive fluid jetting technology.

Our strategy is to grow our businesses by maximizing revenues from the communications and down-hole segments and controlling costs while analyzing potential acquisitions and new technology opportunities in the energy service sector. In the near term, we will also seek to maximize value from the customer litigation proceedings described below.

On February 26, 2008, the Bankruptcy Court confirmed our Second Amended Plan of Reorganization (the “Plan”) allowing Blast to emerge from Chapter 11 bankruptcy. The overall impact of the confirmed Plan was for Blast to emerge with unsecured creditors fully paid, have no debt service scheduled for at least two years, and keep equity shareholders’ interests intact.

Amendments to Articles of Incorporation
In connection with the approval of the Plan, the Bankruptcy Court, and the Board of Directors of Blast (the “Board”) approved a change in Blast’s domicile from California to Texas.  Blast effected the re-domicile by forming a wholly owned subsidiary, Blast Energy Services, Inc., in the State of Texas.  Blast then merged with and into this subsidiary thereby becoming a Texas corporation (the “Merger”).  Following the Merger, Blast has 200,000,000 authorized shares of stock, of which 180,000,000 shares are common stock, $0.001 par value per share and 20,000,000 shares are preferred stock, $0.001 par value per share.  The Certificate of Formation of the resulting Texas corporation also allows Blast’s Board to issue “blank check” preferred stock with rights and privileges as it may decide in its sole discretion, but which shares must have voting rights.  Blast also authorized 8,000,000 shares of Series A Convertible Preferred Stock and adopted new bylaws in support of the Merger.

Management Estimates
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

Credit Risk
Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2008, Blast has determined that no amount for allowance for doubtful accounts is required.

Earnings Per Share
Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year.  Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast has incurred net losses for all periods in 2007 and therefore, basic and diluted earnings per share are the same for those periods as all potential common equivalent shares would be anti-dilutive.

Reclassifications
Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a loss from continuing operations of $1,678,978 for the six months ended June 30, 2008, has an accumulated deficit of $77,865,192 and working capital surplus of $21,480 as of June 30, 2008 and has several significant future financial obligations.  The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.  These conditions create an uncertainty as to Blast’s ability to continue as a going concern.  Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties.

NOTE 3 – EQUIPMENT

Equipment consisted of the following at June 30, 2008:

Description	Life	Balance
Computer equipment	3 years	$ 21,000
Automobile	4 years	26,265
Service Trailer	5 years	4,784
AFJ Rig, in progress	12 years	1,110,248
Remote Sensor Unit, in progress	12 years	32,208
		1,194,505
Less: accumulated depreciation		(34,440)
		$ 1,160,065

NOTE 4 – RELATED PARTY TRANSACTIONS

Convertible Preferred Stock
Under the terms of the confirmed Plan, Blast raised $4.0 million in cash from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  $2.4 million of the proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims.  The remaining $1.6 million was used to execute an operational plan including, but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Remote Sensor business. The sale of the convertible preferred securities was conditioned on approval of the Plan and as such, the securities were issued after the Merger became effective in March 2008.

Note Extension
A pre-existing secured $1.12 million note with Berg McAfee Companies has been extended for an additional three years from the Plan effective date of February 27, 2008.  This note bears interest at 8% and contains an option for the principal and interest to be convertible into Company stock at the rate of one share for each $0.20 of the note outstanding.

Debtor-in-Possession (“DIP”) Loan
The Bankruptcy court approved Blast’s ability to draw $800,000 from Berg McAfee and related entities to finance Blast’s working capital needs on a temporary basis.  The Plan allowed Berg McAfee to convert the outstanding balance of the DIP loan and accrued interest into Company common stock at the rate of one share for each $0.20 of the DIP loan outstanding.  In March 2008 after the Merger became effective, 4,160,000 shares of common stock were issued in full payment of the principal and accrued interest on this obligation.

Director Fees Conversions
During 2008 Blast’s Directors converted unsecured claims for unpaid directors fees from 2006 totaling $164,000, into 820,000 shares of Blast’s common stock at the rate of one share for each $0.20 of the deferred amount owed.

NOTE 5 – NOTES PAYABLE

In accordance with the terms of the Plan, Blast maintains the following three secured obligations:

•
A $2.1 million interest-free senior obligation with Laurus Master Fund, Ltd., secured by the assets of Blast and payable only with 65% of any net proceeds that may be received from customer litigation or asset sales that may occur in the future;

•
A $125,000 note to McClain County, Oklahoma for property taxes, which must be paid from any receipts of litigation proceeds from Quicksilver, or if not paid, it will convert into a 6.5% interest bearing note due February 27, 2010, and due in twelve monthly installments of $10,417;  and

•
A pre-existing secured $1.12 million note with Berg McAfee Companies has been extended for an additional three years from the effective date of the Plan (February 27, 2008) at 8% interest, and contains an option for the principal and interest to be convertible into common stock at the rate of one share for each $0.20 of the note outstanding.

During July 2008, Blast received a $500,000 cash payment under the terms of the settlement agreement in the Hallwood Energy / Hallwood Petroleum lawsuit (see Note 8). Accordingly, Blast has reclassified $216,668 of the $2.1 million interest-free senior obligation to current liabilities at June 30, 2008.

NOTE 6 – PREFERRED STOCK

In January 2008, Blast sold the rights to an aggregate of 2,000,000 units each consisting of four shares of Series A Convertible Preferred Stock, and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4,000,000 or $2.00 per Unit, to Clyde Berg and to McAfee Capital LLC.  The sale of the Units was conditioned upon approval of the Plan.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units.  The proceeds from the sale of the Units were used to satisfy creditor claims of about $2.4 million under the terms of the Plan and provide working capital of $1.6 million.

Series A Convertible Preferred Stock
The 8,000,000 shares of Series A Preferred Stock (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to repay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with either (or both) of Blast’s pending litigation proceedings with Hallwood and Quicksilver in excess of $4,000,000, Blast is required to pay any and all outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs. As of June 30, 2008, the aggregate and per share arrearages were $108,712 and $0.014, respectively.

The Preferred Stock, and any accrued and unpaid dividends, have optional conversion rights, which provide the holders  the right to convert into shares of Blast’s common stock at a conversion price of $0.50 per share. The Preferred Stock automatically converts if Blast’s common stock trades for a period of more than twenty consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

The Preferred Stockholder has the right to vote at any shareholder vote the number of underlying common shares of voting stock that the Preferred Stock is then convertible into.  The Preferred Stock may be redeemed at the sole option of Blast upon the receipt by Blast of a cash settlement from the pending litigation in excess of $7,500,000, provided that the holders, at their sole option, may have six months from the date of Blast’s receipt of the cash settlement to either accept the redemption of the Preferred Stock or convert into shares of Blast’s common stock.

Warrants
Blast also issued warrants to the Preferred Stockholders to purchase up to 4,000,000 shares of common stock at an exercise price of $0.10 per share.  These warrants have a three-year term. The relative fair value of the warrants was approximately $446,000 on the date of sale.  The relative fair value was determined utilizing the Black-Scholes model.  The significant assumptions used in the valuation were: the exercise price of $0.10; the market value of Blast’s common stock on the date of issuance, $0.29; expected volatility of 131%; risk free interest rate of 2.25%; and a term of three years.  Management has evaluated the terms of the Convertible Preferred Stock and the issuance of warrants in accordance with EITF 98-5 and EITF 00-27, and concluded that there is not a beneficial conversion feature at the date of issuance.

NOTE 7 – BUSINESS SEGMENTS

Blast has two reportable segments: Satellite Communications and Down-hole Solutions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues from external customers
Satellite Communications	$79,973	$111,189	$151,625	$273,608
Down-hole Solutions	-	-	-	-

Total Revenue	$79,973	$111,189	$151,625	$273,608

Operating profit (loss):
Satellite Communications	$(16,962)	$6,652	$(41,610)	$51,678
Down-hole Solutions	(100,612)	-	(124,433)	(6,794)
Corporate	(878,876)	(1,023,599)	(1,466,973)	(2,927,094)

Operating Loss	$(996,450)	$(1,016,942)	$(1,633,016)	$(2,882,210)

NOTE 8 - LITIGATION

 Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (“Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“Eagle”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit sought to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of the membership interests of Eagle.  Hallwood alleged Eagle Drilling and Eagle were in breach of the IADC contracts.  Hallwood purported to terminate the two IADC day rate drilling contracts on September 6, 2006.  Hallwood claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood demanded that the remaining balance of funds advanced under the contracts, in the amount of approximately $1.65 million, be returned. Eagle vigorously contested the claims by Hallwood and instituted a proceeding (“the Adversary Proceeding”) to prosecute causes of action for breach of contract, tortious interference and business disparagement against Hallwood in the US Bankruptcy Court for the Southern District of Texas in Houston.  Hallwood filed its counterclaim in the Adversary Proceeding, largely mirroring the claim that was filed in the Tarrant County litigation.

On April 3, 2008, Eagle and Hallwood signed an agreement to settle the litigation between them for a total settlement amount of approximately $6.5 million. Under the terms of this agreement, Hallwood will pay to Eagle $2.0 million in cash, issue $2.75 million in equity and has irrevocably forgiven approximately $1.65 million in deposits paid to Eagle effective immediately.  In return, Eagle agreed to suspend its legal actions against Hallwood for approximately six months. Upon receipt of the entire settlement amount by Eagle, the parties and their affiliates will be fully and mutually released from all and any claims between them. This settlement agreement was approved by both companies’ boards but is subject to certain conditions set forth in the Blast Plan of Reorganization, as amended and confirmed by the Bankruptcy Court.

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of Eagle.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by Eagle and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations.  Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  After Blast and Eagle filed their petition for reorganization in the US Bankruptcy Court in Houston, Eagle and Quicksilver entered into a stipulation that the lawsuit would be tried in the Bankruptcy Court before a jury and the case was set for a jury trial in September 2008.  On motion filed by Eagle Drilling, the US Bankruptcy Court  recommended that the US District Court  withdraw its reference of the adversary proceeding.

Alberta Energy Partners
Alberta Energy Partners (“Alberta”) took a number of actions adverse to Blast during the course of the Chapter 11 case. Alberta filed a motion to appoint a trustee. That motion was denied. Alberta filed a motion to deem rejected the Technology Purchase Agreement (the “Agreement”) between Alberta and Blast. That motion was denied. Alberta filed a motion to require Blast to reject the Agreement. That motion was denied, and Alberta appealed the bankruptcy court’s rulings. No decision has been rendered on that consolidated appeal of two orders. However, the District Court has ordered that the consolidated appeal is stayed and administratively closed until Alberta has exhausted its appeal of the confirmation order. Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. This appeal was dismissed by the district court as moot. Alberta filed a motion for reconsideration and rehearing of the District Court’s order. That matter is presently pending. Blast objected to the proof of claim filed by Alberta seeking rescission of the Agreement. Blast’s objection to the proof of claim was sustained, and Alberta’s claim for rescission was disallowed by the bankruptcy court. Alberta appealed the ruling on its claim, but that appeal has subsequently been withdrawn by Alberta.

General

As part of its regular operations, Blast may become a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters.  Although Blast can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on Blast, except as described above, Blast believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on Blast‘s financial condition or results of operations.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Under the Plan, Blast’s Board was given the authority to enter into long-term warrant agreements with Blast’s management, and grant such senior management up to 4,000,000 warrants to purchase shares of Blast’s common stock at $0.20 per share, for a period of five years.  In April 2008, the Board awarded 900,000 warrants to management. These warrants were determined to have a fair value of $143,802 by using the Black-Scholes pricing model.  Variables used in the Black-Scholes pricing model for warrants issued during the quarter included (1) a discount rate of 2.70%, (2) an expected life of 3 years, (3) an expected volatility of 131.82% and (4) no expected dividends. The total fair value of these warrants was recorded as a current period expense.

During May, 2008 options to purchase 750,000 shares of common stock were granted by Blast to its directors at an exercise price of $0.20 per share.  These options have a term of ten years of which 100,000 shares vested immediately on the date of grant and the remainder vest 1/12th per quarter thereafter.  These options were determined to have a fair value of $167,266 by using the Black-Scholes pricing model.  Variables used in the Black-Scholes pricing model for options issued during the quarter included (1) a discount rate range of 3.14% to 3.36%, (2) an expected life of 6 years, (3) an expected volatility of 150% and (4) no expected dividends. The current period expense recorded for these options was $116,150.

NOTE 10 – SUBSEQUENT EVENTS

Hallwood Energy/Hallwood Petroleum Lawsuit
On July 7, 2008, Hallwood paid  $500,000 as an advance on its cash obligation under the terms of the settlement agreement, and in return, Eagle agreed to suspend the legal proceeding against Hallwood until September 30, 2008 pursuant to the terms of the settlement agreement.

Quicksilver Resources Lawsuit
On August 1, 2008, the US District Court for the Southern District of Texas (the “Court”) issued various orders and rulings in connection with the pending litigation between Quicksilver, Eagle and Eagle Drilling.

The Court:
•
approved Eagle’s motion for summary judgment on the issue of whether the three International Association of Drilling Contactors (“IADC”) drilling contracts, which are subject to the litigation, were properly assigned by Eagle Drilling finding that the contracts were properly assigned by Eagle Drilling to Eagle;

•	denied Quicksilver’s motion for summary judgment contending that the substitution by Eagle of a Chinese manufactured derrick constituted a material breach of the IADC contract; and

•	denied Eagle Drilling’s motion to transfer venue of the trial from the Southern District of Texas to the Western District of Oklahoma.

Additionally, on August 4, 2008, the Court approved an order granting a ninety (90) day continuance of the trial due to the illness of Quicksilver’s attorney and setting a new trial date for December 15, 2008.

NOTE 11 – DISCONTINUED OPERATIONS

There are no assets associated with the discontinued operations.  The liabilities of the discontinued operations of Eagle are presented separately under the captions “Current liabilities of discontinued operations” and “Long-term liabilities” in the accompanying balance sheet and are represented by the following:

	June 30, 2008	December 31, 2007
Liabilities:
Current Liabilities:
Accrued liabilities	$-	$1,783,557
Accounts payable	-	328,856
Total Current Liabilities	$-	$2,112,413

Long Term Liabilities:
Notes payable	125,000	125,000
Total Liabilities	$125,000	$2,237,413

Loss from the discontinuance of drilling operations for the three and six months ended June 30, 2008 and 2007 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Drilling Services	$-	$-	$-	$1,102,150

Cost of services provided:
Drilling Services	(47,070)	295,794	(43,403)	1,596,868
Depreciation and amortization	-	-	-	95,196

Gross income (loss)	47,070	(295,794)	43,403	(589,914)

Operating Expenses:
Selling, general and administrative	-	7,214	644	17,398
Interest expense	-	612	1,047	1,349,014
Total operating expenses	-	7,826	1,691	1,366,412

Gain (loss) from discontinued operations	47,070	(303,620)	41,712	(1,956,326)

Gain on forgiveness of debt	1,648,600	-	1,648,600	-
Interest income	-	296	37	-
Other (expenses)	-	(10,470)	(1,007)	(3,062)
Loss on sale of equipment	-	(2,033,714)	-	(2,033,714)

Net income (loss) from discontinued operations	$1,695,670	$(2,347,508)	$1,689,342	$(3,993,102)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Operations

Forward-Looking Statements

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to, such risk factors as: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of our customers to pay for our services, together with such other risk factors as may be included in our Annual Report on
Form 10-K.

All dollar amounts discussed in “Item 2” are rounded to the nearest $1,000, or for larger numbers, to the nearest tenth of a million.  Please consult the financial statements in “Item 1” for exact dollar amounts.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Satellite Communications Services

Satellite Communication Services’ revenues decreased by $31,000 to $80,000 for the three months ended June 30, 2008 compared to $111,000 for the three months ended June 30, 2007. The decrease was caused by the decline in new business and customer renewals during the time the Company was in Chapter 11 bankruptcy. The operating margin from Satellite Communication Services decreased by $24,000 to a loss of $17,000 for the three months ended June 30, 2008 compared to a gross profit of $7,000 for the three months ended June 30, 2007.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the three months ended June 30, 2008 and 2007. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

There were no Down-hole Solutions’ revenues for the three months ended June 30, 2008 and June 30, 2007. The development of this technology was put on hold due to cash constraints prior to and while the Company was in Chapter 11. The operating loss increased by $101,000 to a loss of $101,000 for the three months ended June 30, 2008 compared to a loss of $-0-for the three months ended June 30, 2007. Cost of services provided for the three months ended June 30, 2008 represents repair and maintenance costs being spent to bring the abrasive fluid jetting (“AFJ”) rig back into good operating condition.

Depreciation and Amortization

Depreciation and amortization expense decreased by $21,000 to $2,000 for the three months ended June 30, 2008 compared to $23,000 for the three months ended June 30, 2007 due to the impairment of AFJ related intellectual property in December 2007.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $125,000 to $876,000 for the three months ended June 30, 2008 compared to $1,001,000 for the three months ended June 30, 2007. The following table details the major components:

	For the Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2008	2007
Payroll and related costs	$ 122	$ 109	$ 13
Option and warrant expense	308	88	220
Legal fees & settlements	234	593	(359)
External services	150	138	12
Insurance	32	40	(8)
Travel & entertainment	17	19	(2)
Office rent, communications, misc.	13	14	(1)
	$ 876	$ 1,001	$ (125)

Lower administrative costs were primarily a result of lower legal fees as the bankruptcy proceedings wound down partially offset by higher non-cash expenses associated with the warrants issued to management and options issued to directors in the second quarter of 2008.

Interest Expense

Interest expense increased by $22,000 to $23,000 for the three months ended June 30, 2008 compared to $1,000 for the three months ended June 30, 2007 due to the accrued interest on the note payable – related party (the AFJ note).

Loss from Continuing Operations

Loss from continuing operations increased by $30,000 to $1,019,000 for the three months ended June 30, 2008 compared to $989,000 for the three months ended June 30, 2007 primarily due to repair and maintenance of the AFJ rig.

Income (Loss) from Discontinued Operations

The results from discontinued operations improved by $4,044,000 to income of $1,696,000 for the three months ended June 30, 2008 compared to a loss of $2,348,000 for the three months ended June 30, 2007. The change to a gain from a loss is primarily due to the significant reduction in operational activity during the second quarter of 2008 and the benefit of the April 2008 settlement with Hallwood which irrevocably forgave an accumulated liability of $1,648,600 previously accrued to cover an advance made by Hallwood.

Net Income (Loss)

The net loss for the three months ended June 30, 2008 decreased by $4.0 million to a net income of $0.7 million compared to a loss of $3.3 million for the corresponding period in 2007. This decrease is primarily related to the change from a net loss in discontinued operations to a net income arising from the sale of our contract drilling business during 2007 and the April 2008 settlement with Hallwood which included a provision that irrevocably forgave an accumulated liability of $1.6 million.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Satellite Communications Services

Satellite Communication Services’ revenues decreased by $122,000 to $152,000 for the six months ended June 30, 2008 compared to $274,000 for the six months ended June 30, 2007. The decrease can be attributed to the decline in new business and customer renewals during the time the Company was in Chapter 11 bankruptcy. The operating margin decreased by $93,000 to a loss of $41,000 for the six months ended June 30, 2008 compared to a gross profit of $52,000 for the six months ended June 30, 2007.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were no significant hardware sales during the six months ended June 30, 2008 and 2007. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

There were no Down-hole Solutions’ revenues for the six months ended June 30, 2008 and June 30, 2007. The development of this technology was put on hold due to cash constraints prior to and while the Company was in Chapter 11 bankruptcy. The operating loss increased by $117,000 to a loss of $124,000 for the six months ended June 30, 2008 compared to a loss of $7,000 for the six months ended June 30, 2007. Cost of services provided for the six months ended June 30, 2008 represents repair and maintenance costs being spent to bring the AFJ rig back into good operating condition.

Depreciation and Amortization

Depreciation and amortization expense decreased by $42,000 to $5,000 for the six months ended June 30, 2008 compared to $47,000 for the six months ended June 30, 2007 due to the impairment of AFJ related intellectual property in December 2007.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $1,418,000 to $1,462,000 for the six months ended June 30, 2008 compared to $2,880,000 for the six months ended June 30, 2007. The following table details major components:

	For the Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2008	2007
Payroll and related costs	$ 291	$ 190	$ 101
Option and warrant expense	360	1,151	(791)
Legal fees & settlements	461	1,199	(738)
External services	221	235	(14)
Insurance	63	21	42
Travel & entertainment	30	42	(12)
Office rent, communications, misc.	36	42	(6)
	$ 1,462	$ 2,880	$ (1,418)

Lower administrative costs were primarily a result of lower legal fees as the bankruptcy proceedings wound down.  Additionally, the administrative costs in 2007 included the calculation of non-cash expense associated with the employee options issued with the acquisition of Eagle.

Interest Expense

Interest expense increased by $45,000 to $66,000 for the six months ended June 30, 2008 compared to $21,000 for the six  months ended June 30, 2007 due to the accrued interest on the note payable – related party (the AFJ note)..

Loss from Continuing Operations

Loss from continuing operations decreased by $1.2 million to $1.7 million for the six months ended June 30, 2008 compared to $2.9 million for the six months ended June 30, 2007 primarily due to lower expenses.

Income (Loss) from Discontinued Operations

The results from discontinued operations improved by $5.7 million to income of $1.7 million for the six months ended June 30, 2008 compared to a loss of $4.0 million for the six months ended June 30, 2007.  This improvement is primarily due to the significant reduction in operational activity resulting from operations being discontinued during the second quarter of 2007 and the April 2008 settlement with Hallwood which included a provision that irrevocably forgave an accumulated liability of $1.6 million previously accrued to cover an advance made by Hallwood.

Net Income (Loss)

The income for the six months ended June 30, 2008 was approximately $0 compared to a loss of $6.9 million for the corresponding period in 2007. The decrease in net loss is primarily related to the lower loss from discontinued operations arising from the sale of our contract drilling business during 2007, reduced administrative costs and benefit of the April 2008 settlement with Hallwood which irrevocably forgave an accumulated liability of $1.6 million. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized. The cumulative net operating loss carry-forward is approximately $30 million at December 31, 2007, and will expire in the years 2019 through 2027.

Liquidity and Capital Resources

Blast had total current assets of $960,000 as of June 30, 2008, including a cash balance of $741,000, compared to total current assets of $153,000 as of December 31, 2007, including a cash balance of $49,000.  The increase in current assets is principally due to the $4.0 million cash infusion from the sale of convertible preferred securities after payments of $2.4 million were made to creditors and legal professionals.

Blast had total assets as of June 30, 2008 of $2.1 million compared to total assets of $1.2 million as of December 31, 2007.  This increase is related to the increase in current assets as described above.

Blast had total liabilities of $4.1 million as of June 30, 2008, consisting of current liabilities of $0.9 million compared to total liabilities of $8.6 million as of December 31, 2007, consisting of current liabilities of $6.4 million.  The decrease in liabilities is principally due to the reduction in accrued liabilities and accounts payable from payments made to creditors and legal professionals following confirmation of the Plan and the settlement with Hallwood which included a provision that irrevocably forgave an accumulated liability of $1.6 million. Blast had net working capital of $21,000 and a total accumulated deficit of $78 million as of June 30, 2008.

Included in total long-term liabilities are:

•
A $2.1 million interest-free senior obligation with Laurus Master Fund, Ltd., secured by the assets of Blast and payable only by way of a 65% portion of the proceeds that may be received for the customer litigation lawsuits or any asset sales that may occur in the future.

•
A $125,000 note to McClain County, Oklahoma for property taxes, which can also be paid from the receipt of Quicksilver litigation proceeds, or if not paid, it will convert into a 6.5% interest bearing note due February 27, 2010, and due in twelve monthly installments of $10,417; and

•
A pre-existing secured $1.12 million note with Berg McAfee Companies has been extended for an additional three years from the effective date of the Plan (February 27, 2008) at 8% interest, and contains an option for the principal and interest to be convertible into Company stock at the rate of one share for each $0.20 of the note outstanding.

During July 2008, Blast received a $500,000 cash payment under the terms of the settlement agreement in the Hallwood Energy / Hallwood Petroleum lawsuit (see Note 8). Accordingly, Blast has reclassified $216,668 of the $2.1 million interest-free senior obligation to short term liabilities at June 30, 2008.

Cash Flows from Operating Activities

Blast had net cash used in operating activities of approximately $2.7 million for the six months ended June 30, 2008, which was mainly due to the loss from continuing operations of $1.7 million and a $1.6 million decrease in accounts payable to pay creditors and professionals in emerging from bankruptcy.

Cash Flows used for Investing Activities

Blast had net cash used by investing activities of $82,000 for the six months ended June 30, 2008, which consisted solely of capitalized improvements to bring the AFJ rig back into good operating condition.

Cash Flows from Financing Activities

Blast had net cash provided by financing activities of $3.5 million for the six months ended June 30, 2008, which included $4,000,000 from issuing convertible preferred stock and $100,000 of borrowings under our DIP loan facility offset by $583,000 of payments on short term debt.

In connection with the approval of the Bankruptcy Plan, Blast raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining  $1.6 million is being used to execute an operational plan including, but not limited to, reinvesting in the Down-hole Solutions and Satellite Communications businesses and pursuing an emerging Remote Sensor business.

The April 2008 settlement with Hallwood had several provisions, one of which had immediate effect, namely to reverse an accumulated debt of $1,648,600 previously accrued to cover an advance of costs made by Hallwood when rigs 11 and 12 were originally constructed.

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

Cash Flows from Discontinued Operations

We had approximately $-0- and $1.2 million of net cash used by discontinued operations for the six months ended June 30, 2008 and 2007, respectively.

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

This Plan also preserved the equity interests of our shareholders. Furthermore, Blast will continue to prosecute the litigation against Quicksilver and Hallwood, if they are unable to meet the terms of the settlement agreement. Blast can make no assurances as to the outcome or success of the Quicksilver litigation or that Hallwood can complete their major financing and satisfy the terms of their settlement agreement.

Other Litigation Matters

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (“Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“Eagle”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit sought to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of the membership interests of Eagle.  Hallwood alleged Eagle Drilling and Eagle were in breach of the IADC contracts.  Hallwood purported to terminate the two IADC day rate drilling contracts on September 6, 2006.  Hallwood claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood demanded that the remaining balance of funds advanced under the contracts, in the amount of approximately $1.65 million, be returned. Eagle vigorously contested the claims by Hallwood and instituted a proceeding (“the Adversary Proceeding”) to prosecute causes of action for breach of contract, tortious interference and business disparagement against Hallwood in the US Bankruptcy Court for the Southern District of Texas in Houston.  Hallwood filed its counterclaim in the Adversary Proceeding, largely mirroring the claim that was filed in the Tarrant County litigation.

On April 3, 2008, Eagle and Hallwood signed an agreement to settle the litigation between them for a total settlement amount of approximately $6.5 million. Under the terms of this agreement, Hallwood will pay to Eagle $2.0 million in cash, issue $2.75 million in equity and has irrevocably forgiven approximately $1.65 million in deposits paid to Eagle effective immediately.  In return, Eagle agreed to suspend its legal actions against Hallwood for approximately six months. Upon receipt of the entire settlement amount by Eagle, the parties and their affiliates will be fully and mutually released from all and any claims between them. This settlement agreement was approved by both companies’ boards but is subject to certain conditions set forth in the Blast Plan of Reorganization, as amended and confirmed by the Bankruptcy Court. On July 7, 2008, Hallwood paid $500,000 as an advance on its cash obligation under the terms of the settlement agreement, which amount is being held in trust pending full settlement

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle and a separate company, Eagle Drilling, LLC. The lawsuit seeks to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of Eagle.  The lawsuit includes further allegations of other material breaches of the contracts and negligent operation by Eagle and Eagle Drilling under the contracts. Quicksilver asserts that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations.  Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.  After Blast and Eagle filed their petition for reorganization in the US Bankruptcy Court in Houston, Eagle and Quicksilver entered into a stipulation that the lawsuit would be tried in the Bankruptcy Court before a jury and the case was set for a jury trial in September 2008.  On motion filed by Eagle Drilling, the US Bankruptcy Court recommended that the US District Court withdraw its reference of the adversary proceeding.  On August 1, 2008, the US District Court for the Southern District of Texas (the “Court”) issued various orders and rulings in connection with the pending litigation between Quicksilver, Eagle and Eagle Drilling.

The Court:

•
approved Eagle’s motion for summary judgment on the issue of whether the three International Association of Drilling Contactors (“IADC”) drilling contracts, which are subject to the litigation, were properly assigned by Eagle Drilling finding that the contracts were properly assigned by Eagle Drilling to Eagle;

•	denied Quicksilver’s motion for summary judgment contending that the substitution by Eagle of a Chinese manufactured derrick constituted a material breach of the IADC contract; and

•	denied Eagle Drilling’s motion to transfer venue of the trial from the Southern District of Texas to the Western District of Oklahoma.

Additionally, on August 4, 2008, the Court approved an order granting a ninety (90) day continuance of the trial due to the illness of Quicksilver’s attorney and setting a new trial date for December 15, 2008.

Alberta Energy Partners
Alberta Energy Partners (“Alberta”) took a number of actions adverse to Blast during the course of the Chapter 11 case. Alberta filed a motion to appoint a trustee. That motion was denied. Alberta filed a motion to deem rejected the Technology Purchase Agreement (the “Agreement”) between Alberta and Blast. That motion was denied. Alberta filed a motion to require Blast to reject the Agreement. That motion was denied, and Alberta appealed the bankruptcy court’s rulings. No decision has been rendered on that consolidated appeal of two orders. However, the District Court has ordered that the consolidated appeal is stayed and administratively closed until Alberta has exhausted its appeal of the confirmation order. Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. This appeal was dismissed by the district court as moot. Alberta filed a motion for reconsideration and rehearing of the District Court’s order. That matter is presently pending. Blast objected to the proof of claim filed by Alberta seeking rescission of the Agreement. Blast’s objection to the proof of claim was sustained, and Alberta’s claim for rescission was disallowed by the bankruptcy court. Alberta appealed the ruling on its claim, but that appeal has subsequently been withdrawn by Alberta.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-KSB, filed with the Commission on April 7, 2008.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, Blast sold the rights to an aggregate of 2,000,000 units each consisting of four shares of Series A Convertible Preferred Stock, and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4,000,000 or $2.00 per Unit, to Clyde Berg, an individual and to McAfee Capital LLC.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units.  The proceeds from the sale of the Units were used to satisfy creditor claims of about $2.4 million under the terms of the Plan and provide working capital of $1.6 million.

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.

Series A Convertible Preferred Stock
The 8,000,000 shares of Series A Preferred Stock (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to repay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with either (or both) of Blast’s pending litigation proceedings with Hallwood and Quicksilver in excess of $4,000,000, Blast is required to pay any and all outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs. As of June 30, 2008, the aggregate and per share arrearages were $108,712 and $0.014, respectively.

The Preferred Stock (and any accrued and unpaid dividends) have optional conversion rights, which provide the holders  the right, to convert Stock into shares of Blast’s common stock at a conversion price of $0.50 per share. The Preferred Stock automatically converts if Blast’s common stock trades for a period of more than twenty consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

The Preferred Stockholder has the right to vote at any shareholder vote the number of underlying common shares of voting stock that the Preferred Stock is then convertible into.  The Preferred Stock may be redeemed at the sole option of Blast upon the receipt by Blast of a Cash Settlement from the pending litigation in excess of $7,500,000, provided that the holders, at their sole option, may have six months from the date of Blast’s receipt of the Cash Settlement to either accept the redemption of the Preferred Stock or convert such Preferred Stock into common stock.

Warrants
Blast also issued warrants to the Preferred Stockholders to purchase up to 4,000,000 shares of common stock at an exercise price of $0.10 per share.  These warrants have a three-year term. The relative fair value of the warrants was approximately $446,000 on the date of sale.  The relative fair value was determined utilizing the Black-Scholes model.  The significant assumptions used in the valuation were: the exercise price of $0.10; the market value of Blast’s common stock on the date of issuance, $0.29; expected volatility of 131%; risk free interest rate of 2.25%; and a term of three years.  Management has evaluated the terms of the Convertible Preferred Stock and the issuance of warrants in accordance with EITF 98-5 and EITF 00-27, and concluded that there is not a beneficial conversion feature at the date of issuance.

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Debtor-in-Possession (“DIP”) Loan
The Bankruptcy court approved Blast’s ability to draw $800,000 from Berg McAfee and related entities to finance Blast on a temporary basis.  The Plan allowed Berg McAfee to convert the outstanding balance of the DIP loan and accrued interest into Company common stock at the rate of one share of common stock for each $0.20 outstanding.  In March 2008 after the Merger became effective, 4,000,000 shares of common stock were issued in full payment of the principal on this loan, and 160,000 shares of common stock were issued for the accrued interest on the obligation.  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

Director Fees Conversions
Blast’s Directors converted unsecured claims for unpaid directors’ fees from 2006 totaling $164,000, into 820,000 shares of Blast’s common stock at the rate of one share for each $0.20 of the deferred amount owed as follows:

Roger P. Herbert	120,000 shares
O. James Woodward III	177,500 shares
Joseph J. Penbera	202,500 shares
Frederick R. Ruiz	100,000 shares
John Block	92,500 shares
Scott W. Johnson	72,500 shares
Jeffery R. Pendergraft	55,000 shares

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

Additionally, under the Plan, Blast’s Board was given the authority to enter into long-term warrant agreements with  management, and grant them the right to purchase up to 4,000,000 warrants to purchase shares of Blast’s common stock at $0.20 per share, for a period of five years.  During May, 2008 five year warrants to purchase 900,000 shares of common stock were granted to the following executives, Directors and employees at an exercise price of $0.20 per share:

John O’Keefe	Chief Executive Officer	400,000 warrants
John MacDonald	Chief Financial Officer	200,000 warrants
Andrew Wilson	GM Satellite Division	200,000 warrants
Charley Gallo	Satellite Technician	50,000 warrants
Cara Phelps	Office Manager	50,000 warrants

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the warrants for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing grants and no underwriting discounts or commissions were paid by us.

Laurus Warrant Exercise
On or around May 9, 2008, Laurus Master Fund, Ltd. (“Laurus”) affected a cashless exercise of certain of its outstanding warrants, and exercised 3,026,087 of such warrants for 2,900,000 shares of our restricted common stock (with 126,087 exercised shares being used in the cashless exercise to effectively purchase such exercised shares).  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

Second Bridge Share Cancellation
Under the terms of the Plan and pursuant to the settlement agreement approved on May 14, 2007, Blast repurchased 900,000 shares of common stock previously issued to Second Bridge LLC for $900. These shares were returned to Blast’s transfer agent and cancelled.

Shares Approved But Not Issued at Quarter End
In April and May 2008, the Board of Directors approved the issuance of 45,000 and 62,500 shares of common stock, respectively, in partial consideration of technical consulting services.

Also in May 2008, the Board of Directors approved the issuance of up to 300,000 shares of Blast’s common stock to an consultant in consideration for market surveillance and financial consulting services provided.  The shares will be earned by the consultant as follows: 150,000 shares immediately and 37,500 shares at the end of each quarter for the one year period of the engagement.

The issuances described above were issued in July 2008.  As a result, none of the issuances described above are included in the number of issued and outstanding shares disclosed throughout this Form 10-Q.  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances will not involve a public offering, the recipients will take the shares for investment and not resale and we took appropriate measures to restrict transfer.

Director Options
In May 2008, the Board of Directors approved compensation of $2,500 per month for each Director of Blast and an additional $2,500 for the Chairman, as well as $1,500 per month for the Audit Committee Chair and $1,000 additional per month for the Chairman of each additional committee. However, the Board elected to defer the payment of any cash compensation pending a favorable resolution of the Quicksilver litigation. If cash proceeds are not received from the Quicksilver matter by July 1, 2009, each member will then have the option to convert the amount owed to them into shares of common stock at a rate of $0.20 per share.  Additionally, the Board approved the grant of 100,000 options to each Director which would vest immediately and additional compensation of 50,000 warrants for each quarter vesting over the next three years as described in Note 9 to the Financial Statements above.

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

In July 2008, Blast’s former Director, Frederick R. Ruiz exercised 50,000 of the options he was granted in April 2003, pursuant to Blast’s 2003 stock option plan and purchased 50,000 shares of common stock.  The options had an exercise price of $0.10 per share and Mr. Ruiz paid Blast $5,000 in connection with his exercise.

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

Date: August 12, 2008

	By:	/s/ John MacDonald, CFO
John MacDonald
Chief Financial Officer
Principal Accounting Officer

Date: August 12, 2008