Form 10-Q
period 2008-09-30
BLAST ENERGY SERVICES, INC.
filed 2008-11-13
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Yes   ☒  No   ☐

The number of shares outstanding of each of the issuer’s classes of equity as of November 13, 2008 is 60,354,904 including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Blast Energy Services, Inc.

For the Quarter Ended September 30, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash	$312,397	$48,833
Accounts receivable, net	76,795	46,292
Other assets	124,347	57,409
Total Current Assets	513,539	152,534

Equipment, net of accumulated depreciation of $36,856 and $35,488	1,221,376	1,083,645

Total Assets	$1,734,915	$1,236,179

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$203,645	$1,384,929
Accrued expenses	440,947	612,476
Deferred revenue	10,341	10,517
Advances - related parties	-	1,700,000
Notes payable – other	36,384	542,500
Liabilities of discontinued operations	125,000	2,112,413
Short term portion of senior debt	2,100,000	-
Total Current Liabilities	2,916,317	6,362,835

Long Term Liabilities:
Senior debt	-	2,100,000
Notes payable – related party	1,120,000	-
Liabilities of discontinued operations	-	125,000
Total Liabilities	4,036,317	8,587,835

Stockholders’ Deficit:
Preferred stock, $.001 par value, 20,000,000 shares authorized; 8,000,000 and –0– shares issued and outstanding	8,000	-
Common stock, $.001 par value, 180,000,000 shares authorized; 59,364,904 and 52,027,404 shares issued and outstanding	59,365	52,027
Additional paid-in capital	75,879,794	70,471,873
Accumulated deficit	(78,248,561)	(77,875,556)

Total Stockholders’ Deficit	(2,301,402)	(7,351,656)

Total Liabilities and Stockholders’ Deficit	$1,734,915	$1,236,179

See accompanying notes to unaudited consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$135,925	$80,151	$287,550		$353,759

Operating Expenses:
Cost of sales	128,772	103,267	446,440		331,990
Selling, general and administrative	364,909	602,839	1,827,265		3,482,606
Depreciation and amortization	2,416	22,995	7,033		70,322
Total Operating Expenses	496,097	729,101	2,280,738		3,884,918

Operating Loss	(360,172)	(648,950)	(1,993,188)		(3,531,159)

Other Income (Expense):
Other income	-	47,541	8,158		83,086
Interest income	614	-	13,742		-
Interest expense	(23,486)	(2,375)	(89,464)		(97,957)
Loss on extinguishment of debt	-	-	-		(17,970)
Loss on disposal of equipment	-	-	(1,270)		-

Total other income (expense)	(22,872)	45,166	(68,834)		(32,841)

Loss from continuing operations	(383,044)	(603,784)	(2,062,022)		(3,564,000)
Income (loss) from discontinued operations	(325)	(2,163)	1,689,017		(3,907,991)
Net loss	$(383,369)	$(605,947)	$(373,005)		$(7,471,991)

Preferred dividends	80,658	-	189,370		-
Net loss attributable to common shareholders	$(464,027)	$(605,947)	$(562,375)		$(7,471,991)

Basic income (loss) per common share:
Continuing operations	$(0.01)	$(0.01)	$(0.04)		$(0.05)
Discontinued operations	$(0.00)	$(0.00)	$0.03	$	(0.06)
Total	$(0.01)	$(0.01)	$(0.01)		$(0.11)

Diluted net income (loss) per common share:
Continuing operations	$(0.01)	$(0.01)	$(0.04)		$(0.05)
Discontinued operations	$(0.00)	$(0.00)	$0.03		$(0.06)
Total	$(0.01)	$(0.01)	$(0.01)		$(0.11)

Weighted average common stock shares outstanding
Basic	59,323,002	60,245,040	56,863,198		65,127,972
Diluted	59,323,002	60,245,040	56,863,198		65,127,972

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(373,005)	$(7,471,991)
(Income) loss from discontinued operations	(1,689,017)	3,907,991
Loss from continuing operations	(2,062,022)	(3,564,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,033	70,322
Share – based compensation	421,365	1,230,649
Loss on extinguishment of debt	-	17,970
Loss on disposition of equipment	1,270	-
Change in:
Accounts receivable	(453,899)	24,537
Other current assets	39,937	83,280
Accounts payable	(1,181,285)	575,068
Deferred revenue	(176)	(39,850)
Accrued expenses	141,265	423,321
Net Cash Used in Operating Activities	(3,086,512)	(1,178,703)

Cash Flows From Investing Activities:
Proceeds from restricted cash	-	46,489
Cash paid for purchase of fixed assets	(6,528)	(1,634)
Cash paid for construction of equipment	(139,505)	-
Net Cash (Used in) Provided by Investing Activities	(146,033)	44,855

Cash Flows From Financing Activities:
Borrowings on debtor-in-possession financing	100,000	300,000
Payments on short term debt	(612,991)	-
Principal payments on long term debt	-	(82,114)
Issuance of convertible preferred stock	4,000,000	-
Proceeds from exercise of options	10,000	-
Common stock repurchased and cancelled	(900)	-
Purchase of treasury stock	-	(16)
Net Cash Provided by Financing Activities	3,496,109	217,870

Discontinued operating activities	-	(328,104)
Discontinued investing activities	-	67,500
Discontinued financing activities	-	(285,303)
Net Cash Used in Discontinued Operations	-	(545,907)

Net change in cash	263,564	(1,461,885)
Cash at beginning of period	48,833	1,534,603

Cash at end of period	$312,397	$72,718

Cash paid for:
Interest	$32,563	$-
Income taxes	-	-

Non-Cash Transactions:
Conversion of deferred board compensation to common stock	$161,000	$-
Conversion of related party interest to common stock	31,794	-
Conversion of related party advances to common shares	800,000	-
Cashless exercise of warrants	2,900	-
Issuance of note payable for related party debt and accrued interest	1,120,000	-
Exchange of rigs for debt	-	45,822,321
Prepaid insurance financed with note payable	106,875	112,907
Cancellation of insurance finance note	-	186,325

See accompanying notes to unaudited consolidated financial statements.

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

Amendments to Articles of Incorporation
In connection with the approval of the Plan, the Bankruptcy Court, and the Board of Directors of Blast (the “Board”) approved a change in Blast’s domicile from California to Texas.  Blast effected the re-domicile by forming a wholly owned subsidiary, Blast Energy Services, Inc., in the State of Texas.  Blast then merged with and into this subsidiary thereby becoming a Texas corporation (the “Merger”).  Following the Merger, Blast has 200,000,000 authorized shares of stock, of which 180,000,000 shares are common stock, $0.001 par value per share and 20,000,000 shares are preferred stock, $0.001 par value per share.  The Certificate of Formation of the resulting Texas corporation also allows the Board to issue “blank check” preferred stock with rights and privileges as it may decide in its sole discretion, but which shares must have voting rights.  Blast also authorized 8,000,000 shares of Series A Convertible Preferred Stock and adopted new bylaws in support of the Merger.

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

Credit Risk
Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of September 30, 2008, Blast has determined that no allowance for doubtful accounts is required.

Earnings Per Share
Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share calculations include the impact of dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast has incurred net losses for all periods in 2007 and therefore, basic and diluted earnings per share are the same for those periods as all potential common equivalent shares would be anti-dilutive.

Reclassifications
Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the current presentation for comparative purposes.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Blast incurred a loss from continuing operations of $2,062,022 for the nine months ended September 30, 2008, has an accumulated deficit of $78,248,561 and a working capital deficit of $2,402,778 as of September 30, 2008 and has several significant future financial obligations.  The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.  These conditions create an uncertainty as to Blast’s ability to continue as a going concern.

However, subsequent to the end of the third quarter 2008, the settlement of customer lawsuits has provided Blast with cash, other assets and reductions in liabilities that dramatically improved Blast’s financial position (See Note 11 – Subsequent Events).

NOTE 3 – EQUIPMENT

Equipment consists of the following:

		September 30,	December 31,
Description	Life	2008	2007
Computer equipment	3 years	$ 21,000	$ 25,788
Remote Sensor Unit, in progress	3 years	50,479	-
Automobile	4 years	26,265	21,883
Service Trailer	5 years	4,784	4,784
AFJ Rig, in progress	12 years	1,155,704	1,066,678
		1,258,232	1,119,133
Less: accumulated depreciation		(36,856)	(35,488)
		$ 1,221,376	$ 1,083,645

NOTE 4 – RELATED PARTY TRANSACTIONS

Convertible Preferred Stock
Under the terms of the confirmed Plan, Blast raised $4.0 million in cash from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  $2.4 million of the proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims.  The remaining $1.6 million was used to execute an operational plan including, but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging remote monitoring and control business. The sale of the convertible preferred securities was conditioned on approval of the Plan and as such, the securities were issued after the Merger became effective in March 2008.

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

Director Fees Conversions
In April and October 2008 Blast’s Directors converted unsecured claims for unpaid directors fees from 2006 totaling $164,000 and unpaid director fees from 2007 and 2008 year-to-date totaling $191,000 into 820,000 shares and 955,000 shares of Blast’s common stock, respectively. These conversions were at the rate of one share for each $0.20 of the deferred amount owed.

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

•	A pre-existing secured $1.12 million note with Berg McAfee Companies as described in Note 4 under Note Extension.

During September 2008, gross cash proceeds of $7.0 million were deposited into an escrow account for the benefit of Blast under the terms of the settlement agreements in the Hallwood Energy / Hallwood Petroleum and Quicksilver Resources lawsuits (see Note 8). Accordingly, Blast has reclassified the $1,883,332 long-term portion of interest-free senior obligation and $125,000 note to McClain County, Oklahoma to current liabilities at September 30, 2008 (see Note 11 - Subsequent Events).

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

Series A Convertible Preferred Stock
The 8,000,000 shares of Series A Preferred Stock (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to repay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with either (or both) of Blast’s pending litigation proceedings with Hallwood and Quicksilver in excess of $4,000,000, Blast is required to pay any and all outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs. As of September 30, 2008, the aggregate and per share arrearages were $189,370 and $0.024, respectively.

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

On October 16, 2008, Blast agreed to redeem 2,000,000 shares of Preferred Stock, 1,000,000 shares each held by Clyde Berg and McAfee Capital, LLC at the face value of $0.50 per share, and paid $1,000,000 to redeem the Preferred Shares (Blast cancelled the 1,000,000 Preferred Shares each held by Clyde Berg and McAfee Capital, LLC, and consequently only 6,000,000 Preferred Shares remain outstanding as of the date of this filing.

Warrants
Blast also issued warrants to the Preferred Stockholders to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share.  These warrants have a three-year term. The relative fair value of the warrants determined utilizing the Black-Scholes model was approximately $446,000 on the date of sale.  The significant assumptions used in the valuation were: the exercise price of $0.10; the market value of Blast’s common stock on the date of issuance of $0.29; expected volatility of 131%; risk free interest rate of 2.25%; and a term of three years.  Management has evaluated the terms of the Convertible Preferred Stock and the issuance of warrants in accordance with EITF 98-5 and EITF 00-27, and concluded that there is not a beneficial conversion feature at the date of issuance.

NOTE 7 – BUSINESS SEGMENTS

Blast has two reportable segments: Satellite Communications and Down-hole Solutions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Satellite Communications	$115,925	$80,151	$267,550	$353,759
Down-hole Solutions	20,000	-	20,000	-

Total Revenue	$135,925	$80,151	$287,550	$353,759

Operating profit (loss):
Satellite Communications	$11,559	$(23,116)	$(30,051)	$28,562
Down-hole Solutions	(4,406)	-	(128,839)	(6,793)
Corporate	(367,325)	(625,834)	(1,834,298)	(3,552,928)

Operating Loss	$(360,172)	$(648,950)	$(1,993,188)	$(3,531,159)

NOTE 8 - LITIGATION

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (“Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit sought to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of EDDO.  Hallwood alleged Eagle Drilling and EDDO were in breach of the IADC contracts.  Hallwood purported to terminate the two IADC day rate drilling contracts on September 6, 2006.  Hallwood claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood demanded that the remaining balance of funds advanced under the contracts, in the amount of approximately $1.65 million, be returned. EDDO vigorously contested the claims by Hallwood and instituted a proceeding (“the Adversary Proceeding”) to prosecute causes of action for breach of contract, tortious interference and business disparagement against Hallwood in the US Bankruptcy Court for the Southern District of Texas in Houston.  Hallwood filed its counterclaim in the Adversary Proceeding, largely mirroring the claim that was filed in the Tarrant County litigation.

On April 3, 2008, EDDO and Hallwood signed an agreement to settle the litigation between them for a total amount of approximately $6.5 million. Under the terms, Hallwood agreed to pay $2.0 million in cash, of which $500,000 was paid in  July 2008, issue $2.75 million in equity and has irrevocably forgiven $1.65 million in deposits paid to Eagle.  In return, EDDO agreed to suspend its legal actions against Hallwood for approximately six months. Upon receipt of the entire settlement amount, the parties and their affiliates will be fully and mutually released from any and all claims between them. This settlement agreement was approved by both companies’ boards but is subject to certain conditions set forth in the Blast Plan of Reorganization, as amended and confirmed by the Bankruptcy Court.

On July 7, 2008, Hallwood paid $500,000 as an advance on its $2.0 million cash obligation under the terms of the settlement agreement. On September 30, 2008, Hallwood paid the remaining cash balance owed of $1.5 million under the terms of the settlement agreement.  However, the determination of the Hallwood equity value needed to satisfy the $2,750,000 equity component of the settlement agreement are in dispute.  Therefore, the parties have not been fully or mutually released from any and all claims between them. Payments received from Hallwood were funded into an escrow account for the benefit of EDDO. The escrow account was distributed to EDDO during October 2008.

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle and a separate company, Eagle Drilling, LLC, seeking to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of Eagle.  The lawsuit included further allegations of other material breaches of the contracts and negligent operation by Eagle and Eagle Drilling under the contracts. Quicksilver asserted that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations.  Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.

On September 17, 2008, Blast and EDDO entered into a Compromise Settlement and Release Agreement  with Quicksilver in the US District Court for the Southern District of Texas in connection with the pending litigation with Quicksilver.

Pursuant to the settlement, Blast and Quicksilver agreed to release all the claims against each other and certain related parties.  The settlement also required that both we and Quicksilver use our best efforts to dismiss all pending claims and the lawsuit we have against each other with prejudice.

Quicksilver agreed to the terms and conditions of the Settlement and agreed to pay EDDO a total of $10,000,000 (the “Settlement Fees”), as follows:

•	$5,000,000 payable upon the parties’ entry into the settlement, which funds EDDO received in September 2008;

•	$1,000,000 payable on or before the first anniversary date of the execution of the settlement;

•	$2,000,000 payable on or before the second anniversary date of the execution of the settlement; and

•	$2,000,000 payable on or before the third anniversary date of the execution of the settlement.

In the event any Settlement Fees are not paid on their due date and Quicksilver’s failure to pay such Settlement Fees are not cured within 10 days after written notice of such failure is communicated by EDDO to Quicksilver, then all of the remaining payments are accelerated and are immediately due and payable. The first payment of $5.0 million was funded to an escrow account in September 2008 and was distributed during October 2008.

Alberta Energy Partners

Alberta Energy Partners (“Alberta”) took a number of actions adverse to Blast during the course of the Chapter 11 case. Alberta filed a motion to appoint a trustee. That motion was denied. Alberta filed a motion to deem rejected the Technology Purchase Agreement (the “Agreement”) between Alberta and Blast. That motion was denied. Alberta filed a motion to require Blast to reject the Agreement. That motion was denied, and Alberta appealed the bankruptcy court’s rulings to the United States District Court and the two appeals were consolidated (the “Consolidated Appeals”).

Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed (the “Confirmation Appeal”). The Confirmation Appeal was dismissed by the District Court as moot. Alberta filed a motion for reconsideration and rehearing of the district court’s order dismissing the Confirmation Appeal.

The district court denied the motion to reconsider the order dismissing the Confirmation Appeal, and the district court dismissed as moot the Consolidated Appeals. Alberta has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit of both of the orders related to the Confirmation Appeal and the Consolidated Appeals. The two appeals have been consolidated by the Fifth Circuit Court of Appeals, and they are presently pending.

Blast objected to the proof of claim filed by Alberta seeking rescission of the Agreement. Blast’s objection to the proof of claim was sustained, and Alberta’s claim for rescission was disallowed by the bankruptcy court. Alberta appealed the ruling on its claim, but that appeal has subsequently been withdrawn by Alberta.

General

As part of its regular operations, Blast may become a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters.  Although Blast can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on Blast, except as described above, Blast believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on Blast's financial condition or results of operations.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Under the Plan, Blast’s Board was given the authority to enter into long-term warrant agreements with Blast’s management, and grant up to 4,000,000 warrants to purchase shares of Blast’s common stock at $0.20 per share, for a period of five years.  In April 2008, the Board awarded 900,000 warrants to management. These warrants were determined to have a fair value of $143,802 by using the Black-Scholes pricing model.  Variables used in the Black-Scholes pricing model for warrants issued during the quarter included (1) a discount rate of 2.70%, (2) an expected life of 3 years, (3) an expected volatility of 131.82% and (4) no expected dividends. The total fair value was recorded as a current period expense.

During May 2008, options to purchase 750,000 shares of common stock were granted by Blast to its directors at an exercise price of $0.20 per share.  These options have a term of ten years of which 500,000 shares vested immediately on the date of grant and the remainder vest 1/12th per quarter thereafter.  These options were determined to have a fair value of $167,266 by using the Black-Scholes pricing model.  Variables used in the Black-Scholes pricing model for options issued during the quarter included (1) a discount rate range of 3.14% to 3.36%, (2) an expected life of 6 years, (3) an expected volatility of 150% and (4) no expected dividends. The expense recorded for the three months and nine months ended September 30, 2008 was $4,650 and $120,800, respectively.

In July 2008, Blast’s former Director, Frederick R. Ruiz exercised options granted in April 2003, pursuant to Blast’s 2003 stock option plan and purchased 50,000 shares of common stock. In August 2008, Blast’s former Director, O. James Woodward III exercised options granted in April 2003, pursuant to Blast’s 2003 stock option plan and purchased 50,000 shares of common stock. The options had an exercise price of $0.10 per share and Mr. Ruiz and Mr. Woodward each paid Blast $5,000 in connection with his exercise.

No options or warrants were issued during the third quarter of 2008.

NOTE 10 – DISCONTINUED OPERATIONS

There are no assets associated with the discontinued operations.  The liabilities of the discontinued operations of Eagle are presented separately under the captions “Current liabilities of discontinued operations” and “Long-term liabilities” in the accompanying balance sheet and are represented by the following:

	September 30, 2008	December 31, 2007
Liabilities:
Current Liabilities:
Accrued liabilities	$-	$1,783,557
Accounts payable	-	328,856
Notes payable	125,000	-
Total Current Liabilities	$125,000	$2,112,413

Long Term Liabilities:
Notes payable	-	125,000
Total Liabilities	$125,000	$2,237,413

Loss from the discontinuance of drilling operations for the three and nine months ended September 30, 2008 and 2007 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$-	$-	$-	$1,102,150

Operating Expenses:
Cost of sales	-	2,025	(43,403)	1,598,893
Selling, general and administrative	325	138	969	17,537
Depreciation and amortization	-	-	-	95,196
Total operating expenses	325	2,163	(42,434)	1,711626

Gain (loss) from discontinued operations	(325)	(2,163)	42,434	(609,476)

Other income (expense):
Other income	-	-	1,648,600	-
Other expenses	-	-	(1,007)	-
Interest income	-	-	37	-
Interest expense	-	-	(1,047)	(1,264,801)
Loss on sale of equipment	-	-	-	(2,033,714)
Total other income (expense)	-	-	1,646,583	(3,298,515)

Net income (loss) from discontinued operations	$(325)	$(2,163)	$1,689,017	$(3,907,991)

NOTE 11 – SUBSEQUENT EVENTS

On October 16, 2008, Blast fully repaid its $2.1 million Senior Lien with Laurus Master Fund, Ltd. and a $125,000 Note with McClain County, Oklahoma as a result of favorably settling certain lawsuits with former customers.

Blast also agreed to redeem 2,000,000 shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at the face value of $0.50 per share, and paid $1,000,000 to redeem the Preferred Shares.  The Preferred Shares have a dividend rate of 8% per annum until paid or converted.  Blast cancelled the 1,000,000 Preferred Shares each held by Clyde Berg and McAfee Capital, LLC, and consequently only 6,000,000 Preferred Shares remain outstanding as of the date of this filing.

Furthermore, an obligation for $191,000 owed to certain of Blast’s board of directors for deferred compensation for the 2007 fiscal year and through September 30, 2008, was converted into stock in October 2008. The stock conversion was made at $0.20 per share per the terms of the Plan. Also in October 2008, $155,000 owed to certain other directors was paid in cash.

Blast believes that these events represent significant benefits to Blast and help to reduce Blast’s outstanding liabilities, as reflected in the September 30, 2008 Pro Forma Balance Sheet shown below.

Pro Forma Balance Sheet

The Pro-Forma Balance Sheet as of September 30, 2008 is presented with a series of explanations of the significant changes that have occurred subsequent to the quarter end, including the value of certain legal settlements, the extinguishment of debt, and redemption of preferred stock. The net impact resulting from the subsequent events are to improve Shareholders Equity from a deficit of $2.3 million (reported) to a positive balance of $6.6 million (pro forma) and to improve working capital from a deficit of  $2.4 million (reported) to a positive balance of $1.9 million (pro forma).

	Reported September 30, 2008	Pro Forma Adjustments	Explanations	Pro Forma September 30, 2008
Assets
Current Assets:
Cash	$312,397	855,540	(a)(b)(c)(d)(e)(f)	1,167,937
Accounts receivable, net	76,795	720,000	(a)	796,795
Other assets	124,347	-		124,347
Total Current Assets	513,539	1,575,540		2,089,079

Long-term Receivable		2,880,000	(a)	2,880,000
Other Asset – Equity interest in Hallwood Energy		1,833,333	(b)	1,833,333
Equipment, net of accumulated depreciation of $36,856	1,221,376	-		1,221,376

Total Assets	$1,734,915	6,228,873		8,023,788

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$203,645	(144,312)	(e)	59,333
Accrued expenses	440,947	(305,000)	(d)(e)	135,947
Deferred revenue	10,341	-		10,341
Notes payable – other	36,384	-		36,384
Liabilities of discontinued operations	125,000	(125,000)	(c)	-
Short term portion of senior debt	2,100,000	(2,100,000)	(c)	-
Total Current Liabilities	2,916,317	(2,674,312)		242,005

Long Term Liabilities:
Notes payable – related party	1,120,000	-		1,120,000
Total Liabilities	4,036,317	(2,674,312)		1,362,005

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	(2,000)	(f)	6,000
Common stock, $.001 par value, 180,000,000 shares authorized; 59,364,904 shares issued and outstanding	59,364	191	(d)	59,555
Additional paid-in capital	75,879,795	(807,191)	(d)(f)	75,072,604
Accumulated deficit	(78,248,561)	9,772,185	(a)(b)(e)	(68,476,376)

Total Stockholders’ Deficit	(2,301,402)	8,963,185		6,661,783

Total Liabilities and Stockholders’ Deficit	$1,734,915	6,288,873		8,023,788

Notes:
(a)	Impact of lawsuit settlement with Quicksilver Resources resulting in net cash proceeds after contingency legal fees of $3,600,000 in 2008, $720,000 in 2009 and $1,440,000 in 2010 and 2011.
(b)	Impact of lawsuit settlement with Hallwood Energy resulting in net cash proceeds of $779,852 and equity interest in Hallwood equal to a value of $1,833,333 after contingency legal fees.
(c)	Payment of $2.1 million and $125,000 triggered by the lawsuit settlements to Laurus Master Fund and McClain County, Oklahoma, respectively.
(d)	Payment of deferred compensation to Directors triggered by the lawsuit settlements - $191,000 converted into common stock and $155,000 paid in cash.
(e)	Payment of $144,312 in deferred cash legal expenses incurred by litigation counsel, including a $41,000 accrual pending final invoice.
(f)	Redemption of 2,000,000 shares of preferred stock for $1,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Operations

Forward-Looking Statements

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to, such risk factors as: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of our customers to pay for our services, together with such other risk factors as may be included in our Annual Report on Form 10-K filed with the Commission on April 7, 2008 and incorporated herein by reference.

All dollar amounts discussed in “Item 2” are rounded to the nearest $1,000, or for larger numbers, to the nearest tenth of a million.  Please consult the financial statements in “Item 1” for exact dollar amounts.

Plan of Operations

Blast currently believes that it can operate for approximately twelve months with its current cash on hand and the income it receives from its ongoing satellite operations.  Pursuant to Blast’s current projections, which Blast can provide no assurances are accurate and/or will come to fruition, Blast will become cash-flow neutral during the first quarter of 2009, based on increased revenues it anticipates receiving from its Down-hole Solutions business.  However, in the future Blast may choose to raise funds through the sale of debt and/or equity in order to expand its current lateral drilling rig fleet and/or to support its operations. Such funding may not be available and/or may be available on unfavorable terms.  During the next twelve months, Blast plans to work to expand its Satellite Communications Services and Down-hole Solutions businesses.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Satellite Communications Services

Satellite Communications Services’ revenues increased by $36,000 to $116,000 for the three months ended September 30, 2008 compared to $80,000 for the three months ended September 30, 2007. The increase was the result of new business and customer renewals, including the initial partial delivery of 35 new systems sold to a major pipeline company. The operating margin from Satellite Communications Services increased by $35,000 to a gross profit of $12,000 for the three months ended September 30, 2008 compared to a gross deficit of $23,000 for the three months ended September 30, 2007.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. There were significantly more hardware sales during the three months ended September 30, 2008 as compared to the same period in 2007. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

Down-hole Solutions’ revenues for the three months ended September 30, 2008 increased to $20,000 compared to no revenue for the three months ended September 30, 2007. The Company resumed the development of this technology during the three months ended September 30, 2008, and the lateral jetting rig successfully drilled laterals on two wells in September 2008. The gross deficit increased to $4,000 for the three months ended September 30, 2008 compared to no activity during the three months ended September 30, 2007. Cost of services provided for the three months ended September 30, 2008 represents fabrication costs of certain down-hole equipment used in the lateral jetting process.  We had no costs of services for the three months ended September 30, 2007, as we had no revenues associated with our Down-hole solution technology during that period.

Depreciation and Amortization

Depreciation and amortization expense decreased by $21,000 to $2,000 for the three months ended September 30, 2008 compared to $23,000 for the three months ended September 30, 2007 due to the impairment of our abrasive fluid jetting (“AFJ”) related intellectual property in December 2007, which in turn lowered our depreciation expense for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $238,000 to $365,000 for the three months ended September 30, 2008 compared to $603,000 for the three months ended September 30, 2007.

	For the Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2008	2007
Payroll and related costs	$ 117	$ 84	$ 33
Option and warrant expense	9	79	(70)
Legal fees & settlements	84	312	(228)
External services	75	66	9
Insurance	42	37	5
Travel & entertainment	14	14	0
Office rent, communications, misc.	24	11	13
	$ 365	$ 603	$ (238)

Lower administrative costs were primarily a result of significantly lower legal fees following the Company’s emergence from bankruptcy in February 2008.

Interest Expense

Interest expense increased by $21,000 to $23,000 for the three months ended September 30, 2008 compared to $2,000 for the three months ended September 30, 2007 due to the accrued interest on the note payable – related party (the AFJ note, as described in Note 4 to the financial statements included herein, “Note Extension”).

Loss from Continuing Operations

Loss from continuing operations decreased by $221,000 to $383,000 for the three months ended September 30, 2008 compared to $604,000 for the three months ended September 30, 2007, primarily relating to lower administrative costs, as described above.

Income (Loss) from Discontinued Operations

The results from discontinued operations improved by $2,000 to a loss of $-0- for the three months ended September 30, 2008 compared to a loss of $2,000 for the three months ended September 30, 2007. These operations have virtually no activity having been discontinued in mid-2007.

Net Loss

The net loss for the three months ended September 30, 2008 decreased by $223,000 to a net loss of $383,000 compared to a loss of $606,000 for the corresponding period in 2007. This decrease is primarily related to lower administrative costs.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Satellite Communications Services

Satellite Communications Services’ revenues decreased by $86,000 to $268,000 for the nine months ended September 30, 2008 compared to $354,000 for the nine months ended September 30, 2007. The decrease can be attributed to the decline in new business and customer renewals during the time the Company was in Chapter 11. The operating margin decreased by $59,000 to a gross deficit of $30,000 for the nine months ended September 30, 2008 compared to a gross margin of $29,000 for the nine months ended September 30, 2007.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer. We experienced increased hardware sales during the nine months ended September 30, 2008 as compared to the same period in 2007. We bill some of our bandwidth contracts in advance, but recognize the revenue over the period benefited.

Down-hole Solutions

Down-hole Solutions’ revenues for the nine months ended September 30, 2008 were $20,000 compared to $-0- revenues for the nine months ended September 30, 2007. The Company resumed the development of this technology during the nine months ended September 30, 2008, and the lateral jetting rig successfully drilled laterals on two wells in September 2008.  The gross deficit increased by $122,000 to a loss of $129,000 for the nine months ended September 30, 2008 compared to a loss of $7,000 for the nine months ended September 30, 2007. Cost of services provided for the nine months ended September 30, 2008 represents repair and maintenance costs being spent to bring the AFJ rig back into good operating condition and the fabrication of certain down-hole equipment used in the lateral jetting process.

Depreciation and Amortization

Depreciation and amortization expense decreased by $63,000 to $7,000 for the nine months ended September 30, 2008 compared to $70,000 for the nine months ended September 30, 2007 due to the impairment of AFJ related intellectual property in December 2007.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $1,656,000 to $1,827,000 for the nine months ended September 30, 2008 compared to $3,483,000 for the nine months ended September 30, 2007.

	For the Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2008	2007
Payroll and related costs	$ 408	$ 274	$ 134
Option and warrant expense	369	1,231	(862)
Legal fees & settlements	544	1,511	(967)
External services	292	296	(4)
Insurance	105	108	(3)
Travel & entertainment	40	56	(16)
Office rent, communications, misc.	69	7	62
	$ 1,827	$ 3,483	$ (1,656)

Lower administrative costs were primarily a result of significantly lower legal fees following the Company’s emergence from bankruptcy in February 2008. Additionally, the administrative costs in 2007 included the one-time impact from the non-cash expense associated with employee options issued with the acquisition of Eagle Domestic Drilling Operations, LLC.

Other Income

Other income decreased $75,000 to $8,000 for the nine months ended September 30, 2008, compared to $83,000 for the nine months ended September 30, 2007.  During the nine months ended September 30, 2007, Blast earned a one-time commission of $75,000 for a referral provided to a third-party oil and gas operator which resulted in the sale of their interest in a natural gas producing property.

Interest Expense

Interest expense decreased by $9,000 to $89,000 for the nine months ended September 30, 2008 compared to $98,000 for the nine months ended September 30, 2007.

Loss from Continuing Operations

Loss from continuing operations decreased by $1.5 million to $2.1 million for the nine months ended September 30, 2008 compared to $3.6 million for the nine months ended September 30, 2007 primarily due to lower administrative expenses.

Income (Loss) from Discontinued Operations

The results from discontinued operations improved by $5.6 million to income of $1.7 million for the nine months ended September 30, 2008 compared to a loss of $3.9 million for the nine months ended September 30, 2007.  This improvement is primarily due to the significant reduction in operational activity resulting from operations being discontinued during the second quarter of 2007 and the April 2008 settlement with Hallwood which included a provision that irrevocably forgave an accumulated liability of $1.6 million previously accrued to cover an advance made by Hallwood (see Note 8 to the financial statements).

Net Income (Loss)

The net loss for the nine months ended September 30, 2008 decreased by $7.1 million to a net loss of $0.4 million compared to a loss of $7.5 million for the corresponding period in 2007. The decrease is primarily related to the lower loss from discontinued operations arising from the sale of our contract drilling business during 2007, reduced administrative costs and the benefit of the April 2008 settlement with Hallwood which irrevocably forgave indebtedness of $1.6 million. The tax benefit associated with our loss has been fully reserved as we have recurring net losses and it is more likely than not that the tax benefits will not be realized. The cumulative net operating loss carry-forward is approximately $30 million at December 31, 2007, and will expire in the years 2019 through 2027.

Liquidity and Capital Resources

Blast had total current assets of $514,000 as of September 30, 2008, including a cash balance of $312,000, compared to total current assets of $153,000 as of December 31, 2007, including a cash balance of $49,000.  The increase in current assets is principally due to the $4.0 million cash infusion from the sale of convertible preferred securities in March 2008, offset by payments of $2.4 million which were made to creditors and legal professionals following our exit from Chapter 11.

Blast had total assets as of September 30, 2008 of $1.7 million compared to total assets of $1.2 million as of December 31, 2007.  This increase is primarily related to the increase in current assets as described above.

Blast had total liabilities of $4.0 million as of September 30, 2008, consisting of current liabilities of $2.9 million compared to total liabilities of $8.6 million as of December 31, 2007, consisting of current liabilities of $6.4 million.  The decrease in liabilities is principally due to the reduction in accrued liabilities and accounts payable from payments made to creditors and legal professionals following confirmation of the Plan and the provision in the Hallwood Settlement that irrevocably forgave an accumulated liability of $1.6 million. Blast had a net working capital deficit of $2.4 million and a total accumulated deficit of $78 million as of September 30, 2008.

Included in current liabilities as of September 30, 2008 were the following notes, which have since been repaid with funds received in connection with the Hallwood Settlement and the Quicksilver Settlement:

•
A $2.1 million interest-free senior obligation with Laurus Master Fund, Ltd., secured by the assets of Blast and payable only by way of a 65% portion of the proceeds that may be received for the customer litigation lawsuits or any asset sales that may occur in the future; and

•
A $125,000 note to McClain County, Oklahoma for property taxes, which can also be paid from the receipt of Quicksilver litigation proceeds, or if not paid, it will convert into a 6.5% interest bearing note due February 27, 2010, and due in twelve monthly installments of $10,417.

During July 2008, Blast received a $500,000 cash payment under the terms of the settlement agreement in the Hallwood Energy / Hallwood Petroleum lawsuit (see Note 8 to the financial statements). Accordingly, Blast reclassified the entire $2.1 million interest-free senior obligation to short term liabilities at September 30, 2008.

On or about October 16, 2008, we paid off our $2.1 million Senior Lien with Laurus Master Fund, Ltd., and the $125,000 Note with McClain County, Oklahoma, described above, as a result of favorably settling certain lawsuits with former customers.

Blast also agreed to redeem 2,000,000 shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at the face value of $0.50 per share in October 2008, and paid $1,000,000 to redeem the Preferred Shares.  The Preferred Shares have a dividend rate of 8% per annum until paid or converted.  Blast cancelled the 1,000,000 Preferred Shares each held by Clyde Berg and McAfee Capital, LLC, and consequently only 6,000,000 Preferred Shares remain outstanding as of the date of this filing.

Furthermore, an obligation for $191,000 owed to certain members of Blast’s Board of Directors for deferred compensation for the 2007 fiscal year and through September 30, 2008, was converted into stock in October 2008. The stock conversion was made at $0.20 per share and accordingly shares will be issued to those Board members in exchange for the forgiveness of debt subsequent to the filing of this report.

Blast believes that these events represent significant benefits to Blast and help to reduce Blast’s outstanding liabilities, as reflected in the improved September 30, 2008 Pro Forma Balance Sheet shown above in Note 11 – Subsequent Events. The net impact resulting from the subsequent events are to improve Shareholders Equity from a deficit of $2.3 million (reported) to a positive balance of $6.6 million (pro forma) and to improve working capital from a deficit of  $2.4 million (reported) to a positive balance of $1.9 million (pro forma).

Cash Flows from Operating Activities

Blast had net cash used in operating activities of approximately $3.1 million for the nine months ended September 30, 2008, which was mainly due to the loss from continuing operations of $2.1 million and a $1.0 million decrease in accounts payable to pay creditors and professionals in Blast’s emergence from bankruptcy and a $0.5 million increase in accounts receivable.

Cash Flows used for Investing Activities

Blast had net cash used in investing activities of $146,000 for the nine months ended September 30, 2008, which primarily consisted of capitalized improvements to bring the AFJ rig back into good operating condition and the fabrication cost of its intelligent petroleum services module for the Satellite Communications business.

Cash Flows from Financing Activities

Blast had net cash provided by financing activities of $3.5 million for the nine months ended September 30, 2008, which included $4,000,000 from the sale of convertible preferred stock (as described below) and $100,000 of borrowings under our Debtor in Possession (“DIP”) loan facility, which has since been fully converted into shares of our common stock (as described in greater detail below under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, offset by $613,000 of payments applied to short term debt.

In connection with the approval of the Bankruptcy Plan, Blast raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining $1.6 million is being used to execute an operational plan including, but not limited to, reinvesting in the Down-hole Solutions and Satellite Communications businesses and pursuing an emerging remote monitoring and control business.

The April 2008 settlement with Hallwood had several provisions, one of which had immediate effect, namely to reverse an accumulated debt of $1,648,600 previously accrued to cover an advance of costs made by Hallwood when rigs 11 and 12 were originally constructed.

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. Blast believes that the benefit of recent customer lawsuit settlements represent significant benefits to Blast and help to reduce Blast’s outstanding liabilities, as reflected in the September 30, 2008 Pro Forma Balance Sheet shown above in the attached financial statements under Note 11 – Subsequent Events.  However, in the future, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

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

Cash Flows from Discontinued Operations

Approximately $-0- and $0.5 million of net cash was provided by discontinued operations for the nine months ended September 30, 2008 and 2007, respectively in connection with our discontinued rig operations.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

For the period ended September 30, 2008, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-KSB for the year ended December 31, 2007.

Material Agreements

Management Employment Agreements

As a condition of the Plan confirmation, the Company’s CEO, John O’Keefe, entered into a new employment agreement with Blast (the “O’Keefe Agreement”), which was substantially the same as the prior contract.  Mr. O’Keefe will serve as CEO on an “at will” basis for a term of one year from the agreement’s effective date of February 27, 2008, and his employment shall automatically renew each year unless terminated in writing by either party at least sixty (60) days prior to the anniversary.  Mr. O’Keefe is to receive a gross annual salary of $200,000, a car allowance of $1,000 per month, and is eligible to receive annual bonuses of up to 50% of his salary.  Further, Mr. O’Keefe is eligible to receive stock options under Blast’s annual stock option award program.  Blast also agreed to cover Mr. O’Keefe’s business expenses and up to $422 per month of medical insurance reimbursement.  Blast or Mr. O’Keefe may terminate the agreement at any time for any reason or no reason or with or without cause.  If Blast terminates Mr. O’Keefe for any reasons other than Cause or disability, or if Mr. O’Keefe resigns and such resignation qualifies as a Constructive Termination, then Blast shall pay  severance pay equal to his base compensation and COBRA or equivalent health insurance for the remaining period of the then current term, but not in excess of 6 months.  If Mr. O’Keefe’s employment is terminated by disability, he is entitled to a cash payment of the prorated portion of his base salary for the year in which such termination occurs.

John MacDonald, the Company’s Chief Financial Officer entered into an Employment Agreement with Blast with substantially similar terms and conditions as the O’Keefe Agreement, except for the fact that Mr. MacDonald will receive a base salary of $150,000 per year and is eligible to receive annual bonuses of up to 50% of his salary, a car allowance of $1,000 per month, and is entitled to receive up to $224 per month of medical insurance reimbursement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Emergence from Bankruptcy

On February 26, 2008, the Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  This ruling allowed Blast to emerge from Chapter 11 bankruptcy, which became effective February 27, 2008.

The overall impact of the confirmed Plan was for Blast to emerge from Chapter 11 bankruptcy, with unsecured claims fully paid, having no debt service scheduled for at least two years, and to keep equity shareholders’ interests intact.

Under the terms of this confirmed Plan, Blast raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the allowed unsecured claims, all allowed unsecured administrative claims, and all statutory priority claims, for a total amount of $2.4 million.  The sale of the convertible preferred securities was conditioned on approval of the Plan and as such, the securities were issued after Blast successfully merged with its wholly owned subsidiary, Blast Energy Services, Inc., a Texas corporation, whereby Blast re-domiciled in the State of Texas.

Other Litigation Matters

Hallwood Energy/Hallwood Petroleum Lawsuit
On September 1, 2006, Hallwood Petroleum, LLC and Hallwood Energy, LP (“Hallwood”) filed suit in the state district court of Tarrant County, Texas, against Eagle Domestic Drilling Operations, LLC (“EDDO”), a wholly owned subsidiary of Blast, and a separate company, Eagle Drilling, LLC. The lawsuit sought to rescind two IADC two-year term day rate drilling contracts between Eagle Drilling and Hallwood, which had been assigned to EDDO by Eagle Drilling prior to Blast’s acquisition of the membership interests of Eagle.  Hallwood alleged Eagle Drilling and EDDO were in breach of the IADC contracts.  Hallwood purported to terminate the two IADC day rate drilling contracts on September 6, 2006.  Hallwood claimed that the rigs provided for use under the IADC contracts did not meet contract specifications and that the failures to meet such specifications are material breaches of the contracts.  In addition, Hallwood demanded that the remaining balance of funds advanced under the contracts, in the amount of approximately $1.65 million, be returned. Eagle vigorously contested the claims by Hallwood and instituted a proceeding (“the Adversary Proceeding”) to prosecute causes of action for breach of contract, tortious interference and business disparagement against Hallwood in the US Bankruptcy Court for the Southern District of Texas in Houston.  Hallwood filed its counterclaim in the Adversary Proceeding, largely mirroring the claim that was filed in the Tarrant County litigation.

On April 3, 2008, EDDO and Hallwood signed an agreement to settle the litigation between them for a total settlement amount of approximately $6.5 million. Under the terms of this agreement, Hallwood will pay to EDDO $2.0 million in cash, of which $500,000 was paid to Blast in July 2008, issue $2.75 million in equity and has irrevocably forgiven approximately $1.65 million in deposits paid to Eagle effective immediately.  In return, Eagle agreed to suspend its legal actions against Hallwood for approximately six months. Upon receipt of the entire settlement amount by Eagle, the parties and their affiliates will be fully and mutually released from any and all claims between them. This settlement agreement was approved by both companies’ boards but is subject to certain conditions set forth in the Blast Plan of Reorganization, as amended and confirmed by the Bankruptcy Court. On July 7, 2008, Hallwood paid $500,000 as an advance on its cash obligation under the terms of the settlement agreement, which amount is being held in trust pending full settlement.

On September 30, 2008, Hallwood paid the remaining cash balance owed of $1.5 million under the terms of the settlement agreement.  However, the determination of the Hallwood equity value needed to satisfy the $2,750,000 equity component of the settlement agreement are still a matter for negotiation.  Therefore, the parties have not been fully or mutually released from any and all claims between them.

Quicksilver Resources Lawsuit
On October 13, 2006, Quicksilver Resources, Inc. (“Quicksilver”) filed suit in the state district court of Tarrant County, Texas against Eagle and a separate company, Eagle Drilling, LLC (“Eagle Drilling”), sought to rescind three IADC two-year term day rate contracts between Eagle Drilling and Quicksilver, which had been assigned to Eagle by Eagle Drilling prior to Blast’s acquisition of Eagle.  The lawsuit included further allegations of other material breaches of the contracts and negligent operation by Eagle and Eagle Drilling under the contracts. Quicksilver asserted that performance under one of the contracts was not timely and that mechanical problems of the rig provided under the contract caused delays in its drilling operations.  Quicksilver repudiated the remaining two contracts prior to the time for performance set forth in each respective contract.

On September 17, 2008, Blast Energy Services, Inc. (“Blast”) and its wholly owned subsidiary Eagle Domestic Drilling Operations LLC (“EDDO”) and collectively with Blast, entered into a Compromise Settlement and Release Agreement with Quicksilver in the US District Court for the Southern District of Texas in connection with our pending litigation with Quicksilver.

Pursuant to the settlement, we and Quicksilver agreed to release all the claims we had against each other and certain related parties.  The settlement also required that both we and Quicksilver use our best efforts to dismiss all pending claims and the lawsuit we have against each other with prejudice.

Quicksilver agreed to the terms and conditions of the Settlement and agreed to pay EDDO a total of $10,000,000 (the “Settlement Fees”), as follows:

•	$5,000,000 payable upon the parties’ entry into the settlement, which funds EDDO received in September 2008;

•	$1,000,000 payable on or before the first anniversary date of the execution of the settlement;

•	$2,000,000 payable on or before the second anniversary date of the execution of the settlement; and

•	$2,000,000 payable on or before the third anniversary date of the execution of the settlement.

In the event any Settlement Fees are not paid on their due date and Quicksilver’s failure to pay such Settlement Fees are not cured within 10 days after written notice of such failure is communicated by EDDO to Quicksilver, then all of the remaining payments are accelerated and are immediately due and payable. The first payment of $5.0 million was funded to an escrow account in September 2008 and was distributed during October 2008.

Alberta Energy Partners

Alberta Energy Partners (“Alberta”) took a number of actions adverse to Blast during the course of the Chapter 11 case. Alberta filed a motion to appoint a trustee. That motion was denied. Alberta filed a motion to deem rejected the Technology Purchase Agreement (the “Agreement”) between Alberta and Blast. That motion was denied. Alberta filed a motion to require Blast to reject the Agreement. That motion was denied, and Alberta appealed the bankruptcy court’s rulings to the United States District Court and the two appeals were consolidated (the “Consolidated Appeals”).

Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed (the “Confirmation Appeal”). The Confirmation Appeal was dismissed by the District Court as moot. Alberta filed a motion for reconsideration and rehearing of the district court’s order dismissing the Confirmation Appeal.

The district court denied the motion to reconsider the order dismissing the Confirmation Appeal, and the district court dismissed as moot the Consolidated Appeals. Alberta has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit of both of the orders related to the Confirmation Appeal and the Consolidated Appeals. The two appeals have been consolidated by the Fifth Circuit Court of Appeals, and they are presently pending.

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

As part of its regular operations, Blast may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters.  Although Blast can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on Blast, except as described above, Blast believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on Blast’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-KSB, filed with the Commission on April 7, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, Blast sold the rights to an aggregate of 2,000,000 units each consisting of four shares of Series A Convertible Preferred Stock, and one three year warrant with an exercise price of $0.10 per share (collectively with the Series A Convertible Preferred Stock, the “Units”), for an aggregate of $4,000,000 or $2.00 per Unit, to Clyde Berg, an individual and to McAfee Capital LLC.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units.  The proceeds from the sale of the Units were used to satisfy creditor claims of approximately $2.4 million under the terms of the Plan and provide working capital of $1.6 million.

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.

Series A Convertible Preferred Stock
The 8,000,000 shares of Series A Preferred Stock (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to repay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with either (or both) of Blast’s pending litigation proceedings with Hallwood and Quicksilver in excess of $4,000,000, Blast is required to pay any and all outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs. As of September 30, 2008, the aggregate and per share arrearages were $189,370 and $0.024, respectively.

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

On or about October 16, 2008, Blast agreed to redeem 2,000,000 shares of Blast’s Series A Preferred Stock, 1,000,000 shares each held by Clyde Berg and McAfee Capital, LLC, at the face value of $0.50 per share, and paid $1,000,000 to redeem the Preferred Shares.  The Preferred Shares have a dividend rate of 8% per annum until paid or converted.   Blast cancelled the 1,000,000 Preferred Shares each held by Clyde Berg and McAfee Capital, LLC, and consequently only 6,000,000 Preferred Shares remain outstanding as of the date of this filing.

Warrants
Blast also issued warrants to the Preferred Stockholders to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share.  These warrants have a three-year term. The relative fair value of the warrants determined utilizing the Black-Scholes model was approximately $446,000 on the date of sale.  The significant assumptions used in the valuation were: the exercise price of $0.10; the market value of Blast’s common stock on the date of issuance, $0.29; expected volatility of 131%; risk free interest rate of 2.25%; and a term of three years.  Management has evaluated the terms of the Convertible Preferred Stock and the issuance of warrants in accordance with EITF 98-5 and EITF 00-27, and concluded that there is not a beneficial conversion feature at the date of issuance.

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

2006 Director Fees Conversion

Also under the Plan, in April 2008, Blast’s Directors converted unsecured claims for unpaid directors’ fees from 2006 totaling $164,000, into 820,000 shares of Blast’s common stock at the rate of one share for each $0.20 of the deferred amount owed as follows:

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

Additionally, under the Plan, Blast’s Board was given the authority to enter into long-term warrant agreements with management, and grant them the right to purchase up to 4,000,000 warrants to purchase shares of Blast’s common stock at $0.20 per share, for a period of five years.  During May 2008, five year warrants to purchase 900,000 shares of common stock were granted to the following executives, Directors and employees at an exercise price of $0.20 per share:

John O’Keefe	Chief Executive Officer	400,000 warrants
John MacDonald	Chief Financial Officer	200,000 warrants
Andrew Wilson	GM Satellite Division	200,000 warrants
Cara Phelps	Office Manager	50,000 warrants

50,000 warrants previously awarded to Charley Gallo, Satellite Technician, have expired following his resignation in August 2008.

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the warrants for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing grants and no underwriting discounts or commissions were paid by us.

Laurus Warrant Exercise
On or around May 9, 2008, Laurus Master Fund, Ltd. (“Laurus”) effected a cashless exercise of certain of its outstanding warrants, and exercised 3,026,087 of such warrants for 2,900,000 shares of our restricted common stock (with 126,087 exercised shares being used in the cashless exercise to effectively purchase such exercised shares).  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

Second Bridge Share Cancellation
Under the terms of the Plan and pursuant to the settlement agreement approved on May 14, 2007, Blast repurchased and cancelled 900,000 shares of common stock previously issued to Second Bridge LLC for $900.

Shares Issued for Services Rendered
In April and May 2008, the Board of Directors approved the issuance of 45,000 and 62,500 shares of common stock, respectively, in partial consideration of technical consulting services. Also in May 2008, the Board of Directors approved the issuance of up to 300,000 shares of Blast’s common stock to a consultant in consideration for market surveillance and financial consulting services provided.  The shares will be earned by the consultant as follows: 150,000 shares immediately and 37,500 shares at the end of each quarter for the one year period of the engagement. The issuances described above were issued in July 2008.

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

Blast claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above issuances, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and Blast took appropriate measures to restrict transfer.

In July 2008, Blast’s former Director, Frederick R. Ruiz exercised options granted in April 2003, pursuant to Blast’s 2003 stock option plan and purchased 50,000 shares of common stock. In August 2008, Blast’s former Director, O. James Woodward III exercised options granted in April 2003, pursuant to Blast’s 2003 stock option plan and purchased 50,000 shares of common stock. The options had an exercise price of $0.10 per share and Mr. Ruiz and Mr. Woodward each paid Blast $5,000 in connection with his exercise.

As a result of the settlement of the Quicksilver matter in September 2008, an obligation for $191,000 owed to certain of Blast’s Board of Directors for deferred compensation for the 2007 fiscal year and through September 30, 2008, was converted into stock. The stock conversion was made at $0.20 per share and, in October 2008, shares were issued to the following Board members in exchange for the forgiveness of debt:

Jack Block	182,500 shares
Roger (Pat) Herbert	340,000 shares
Jeffrey Pendergraft	287,500 shares
Michael Peterson	50,000 shares
Fred Ruiz (retired)	95,000 shares

Blast claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above issuances, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and Blast took appropriate measures to restrict transfer.

Item 5. Other Information.

In October 2008, Michael Peterson, Blast’s Director, was appointed to Blast’s Audit Committee.

In October 2008, Jack Block, Blast’s Director, accepted the position as Chairman of Blast’s Nominating and Corporate Governance Committee, who took over the position from Roger (Pat) Herbert, the Chairman of Blast, who will remain on the Governance Committee.

Also in October 2008, Mr. Block was appointed to the board of directors for AE Biofuels, a California-based vertically integrated biofuels company.  The Chairman and CEO of AE Biofuels is Eric McAfee. Mr. McAfee is also the managing partner for McAfee Capital LLC and president of BergMcAfee Companies LLC, both of whom are significant shareholders of Blast. Also, as previously reported in May 2008 when he joined the Blast board, Michael Peterson is also a director of AE Biofuels.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K

2.2	Articles of Merger (California and Texas) Filed on April 7, 2008, as an Exhibit to our Form 10-KSB filing

3.1	Certificate of Formation Texas Filed March 6, 2008 with the SEC, Form 8-K

3.2	Certificate of Designation of Series A Preferred Stock Filed March 6, 2008 with the SEC, Form 8-K

3.3	Bylaws of Blast Energy Services, Inc., Texas Filed March 6, 2008 with the SEC, Form 8-K

4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

10.1	Second Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

10.2	First Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

10.3	Subscription Agreement and Related Exhibits with Clyde Berg Filed March 6, 2008 with the SEC, Form 8-K

10.4	Subscription Agreement and Related Exhibits with McAfee Capital, LLC Filed March 6, 2008 with the SEC, Form 8-K

10.5	Laurus Master Fund, Ltd. $2.1 million Security Agreement Filed March 6, 2008 with the SEC, Form 8-K

10.6	Berg McAfee Companies $1.12 million Note Filed March 6, 2008 with the SEC, Form 8-K

10.7	Settlement Agreement Filed on May 14, 2007 with the SEC, Form 8-K

10.8	Eagle Domestic Drilling Operations LLC and Hallwood Energy, LP and Hallwood Petroleum LLC Settlement Agreement Filed on April 7, 2008, as an Exhibit to our Form 10-KSB filing

*10.9	Employment Agreement with John O’Keefe

*10.10	Employment Agreement with John MacDonald

*31.1	Certification of Principal Executive Officer pursuant to Section 302

*31.2	Certification of Principal Accounting Officer pursuant to Section 302

*32.1	Certification of Principal Executive Officer pursuant to Section 1350

*32.2	Certification of Principal Accounting Officer pursuant to Section 1350

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

	By:	/s/ John O’Keefe, CEO
John O’Keefe
Chief Executive Officer
Principal Executive Officer

Date: November 13, 2008

	By:	/s/ John MacDonald, CFO
John MacDonald
Chief Financial Officer
Principal Accounting Officer

Date: November 13, 2008