Form 10-K
period 2008-12-31
BLAST ENERGY SERVICES, INC.
filed 2009-03-31
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-64122

Blast Energy Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Texas	22-3755993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14550 Torrey Chase Blvd, Suite 330
Houston, Texas 77014
(Address of Principal Executive Offices)

(281) 453-2888
(Registrant’s Telephone Number,
Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                           Accelerated filer   ☐
Non-accelerated filer  ☐                                           Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No   ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008, the last business day of the registrant’s second fiscal quarter was approximately $14,277,276 based on the closing price reported on such date of the registrant’s common stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes   ☒  No   ☐

The number of shares of the issuer’s common stock outstanding of each of the issuer’s classes of equity as of March 31, 2009 is 61,817,404 including 1,150,000 approved but unissued shares arising from the class action settlement from 2005 and 35,000 shares that are still outstanding as of the filing of this report, but which shares the Issuer expects to cancel in the second quarter of 2009.

Table of Contents

Page
PART I
Item 1. Business	3
Item 1A. Risk Factors	14
Item 1B. Unresolved Staff Comments	23
Item 2. Properties	23
Item 3. Legal Proceedings	23
Item 4. Submission of Matters to a Vote of Security Holders	4

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6 Selected Financial Data	27
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A. Quantitative and Qualitative Disclosure About Market Risk	32
Item 8. Financial Statements and Supplementary Data	32
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A. Controls and Procedures	33
Item 9B. Other Information	33

PART III
Item 10. Directors, Executive Officers and Corporate Governance	34
Item 11. Executive Compensation	37
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13. Certain Relationships and Related Transactions, and Director Independence	44
Item 14. Principal Accounting Fees and Services	46

PART IV
Item 15. Exhibits and Financial Statement Schedules	47
SIGNATURES	48

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008.  AS USED HEREIN, THE “COMPANY,” “BLAST,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO BLAST ENERGY SERVICES, INC. AND ITS WHOLLY OWNED SUBSIDIARY, EAGLE DOMESTIC DRILLING OPERATIONS LLC, UNLESS OTHERWISE STATED.

PART I

Item 1. Business.

Organizational History

Blast was originally incorporated in September 2000 as Rocker & Spike Entertainment, Inc, a California corporation. On January 1, 2001, we purchased the assets of Accident Reconstruction Communications Network and changed our name to Reconstruction Data Group, Inc. In April 2003, we entered into a merger agreement with Verdisys, Inc., which was initially incorporated as TheAgZone Inc. in 1999 as a California corporation. Its purpose was to provide e-Commerce satellite services to agribusiness. The merger agreement called for us to be the surviving company. Our name was changed to Verdisys, Inc., our articles of incorporation and bylaws remained in effect, each share of Verdisys’ common stock was converted into one share of our common stock, our accident reconstruction assets were sold, and our business focus was changed to the oil and gas industry. In June 2005, we changed our name to Blast Energy Services, Inc. (“Blast”) to reflect our focus on the energy services business.

In August 2006, we acquired Eagle Domestic Drilling Operations LLC (“Eagle”), a drilling contractor which owned three completed land rigs and three more under construction. The Eagle acquisition included five two-year term International Association of Drilling Contractors (“IADC”) contracts with day rates of $18,500 per day and favorable cost sharing provisions. The assumptions used in the Eagle acquisition include a steady and high revenue stream and full utilization rate expectations based upon these five contracts. The subsequent cancellation of these contracts by Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) and Quicksilver Resources, Inc. (“Quicksilver”) in the fall of 2006 severely impacted  our ability to service the note incurred with the acquisition of the drilling rig business. We filed suit for breach of those contracts.

In January, 2007, Blast and Eagle, filed voluntary petitions with the U.S. Bankruptcy Court for the Southern District of Texas – Houston Division (the “Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in order that we could dispose of burdensome and uneconomical assets and reorganize our financial obligations and capital structure.  We operated our businesses as “debtors-in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

In May 2007 we executed an agreement with our lender on the terms of an asset purchase agreement intended to offset the full amount of the $40.6 million senior Note, including accrued interest and default penalties.  Under the terms of this agreement, only the five land drilling rigs and associated spare parts were sold to repay the Note. As a result, the satellite communication business and the applied fluid jetting technology remained with us subsequent to the sale of the rigs.

In February 2008, the Bankruptcy Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  The overall impact of the confirmed Plan was for Blast to emerge with unsecured creditors fully paid, have no debt service scheduled for at least two years, and keep equity shareholders’ interests intact.

Under the terms of the Plan, Blast raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining $1.6 million was used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business.

Under the terms of the Plan, Blast carried three secured obligations:

•
A $2.1 million interest-free senior obligation with Laurus Master Fund, Ltd., (“Laurus”) secured by the assets of Blast and payable only by way of a 65% portion of the proceeds received in the customer litigation lawsuits, or from any asset sales that may occur in the future;

•	A $125,000 note to McClain County, Oklahoma for property taxes, which was also to be paid from the receipt of litigation proceeds from Quicksilver; and

•
A pre-existing secured $1.12 million note with Berg McAfee Companies, which was extended for an additional three years from the effective date of the Plan (February 27, 2008) at an  8% interest rate, and contains an option to be convertible into Company stock at the rate of one share of common stock for each $0.20 of the note outstanding.

The notes to Laurus and McClain County were subsequently paid in full from the Hallwood and Quicksilver lawsuit settlement proceeds in October 2008.

Debtor-in-Possession (DIP) Loan

The Bankruptcy court approved Blast’s ability to draw $0.8 million from McAfee Capital and Clyde Berg to finance Blast on a temporary basis.  The Plan allowed them to convert the outstanding balance of the DIP loan and including accrued interest into Company common stock at the rate of one share for each $0.20 of the outstanding balance.  The full conversion of the DIP Loan took place in April 2008.

Preferred Stock

In January 2008, Blast sold the rights to an aggregate of 2,000,000 units, each unit consisting of four shares of Series A Convertible Preferred Stock (the “Preferred Stock”), and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4,000,000 or $2.00 per Unit, to Clyde Berg and to McAfee Capital LLC.   The shares of common stock issuable in connection with the exercise of the warrants and the conversion of the Preferred Stock were granted piggy-back registration rights.  The proceeds from the sale of the Units were used to satisfy creditor claims of $2.4 million under the terms of the Plan and provide working capital of $1.6 million.

Series A Convertible Preferred Stock
The 8,000,000 shares of Series A Preferred Stock accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to repay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with Blast’s litigation proceedings with Hallwood and Quicksilver in excess of $4 million, Blast is required to pay outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs. As of December 31, 2008, the aggregate arrearages for the 6,000,000 preferred shares then outstanding were $202,521. Also included in the arrearages per share calculation were additional dividends in arrearage of $50,630 related to the 2,000,000 preferred shares that were redeemed in October 2008 (as described below). As of December 31, 2008, the aggregate per share arrearages were $0.04 per share.

The Preferred Stock and any accrued and unpaid dividends, have optional conversion rights into shares of Blast’s common stock at a conversion price of $0.50 per share. The Preferred Stock automatically converts if Blast’s common stock trades for a period of more than twenty consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

The Preferred Stockholders have the right to vote the number of underlying common shares of voting stock that the Preferred Stock is then convertible into.  The Preferred Stock may be redeemed at the sole option of Blast upon the receipt by Blast of a cash settlement from the litigation in excess of $7.5 million, provided that the holders, at their sole option, may have six months, after Blast’s election to redeem the Preferred Stock, starting from the date of Blast’s notice of the receipt of the cash settlement to either accept the redemption of the Preferred Stock or convert into shares of Blast’s common stock.

On October 16, 2008, Blast agreed to redeem 2,000,000 shares of Preferred Stock, 1,000,000 shares each held by Clyde Berg and McAfee Capital, LLC at the face value of $0.50 per share, and paid $1,000,000 to redeem the Preferred Shares. Blast cancelled the 1,000,000 Preferred Shares each held by Clyde Berg and McAfee Capital, LLC.  As a result only 6,000,000 shares of Preferred Stock remain outstanding as of the date of this filing.

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

Re-domicile to Texas

Pursuant to the Plan, Blast was re-domiciled in Texas. Blast created and filed a certificate of formation for Blast Energy Services, Inc, a Texas corporation and wholly-owned subsidiary of Blast, in March 2008.  Immediately upon the formation of this subsidiary, Blast filed Articles of Merger in Texas and California, whereby Blast merged with and into the Texas Corporation, which became the surviving entity.  Blast adopted and replaced its articles of incorporation and bylaws with those of the Texas Corporation to effect the merger.

Litigation Settlements

Hallwood Energy/Hallwood Petroleum Lawsuit
In April 2008, Eagle and Hallwood agreed to settle the litigation for approximately $6.5 million. Under the terms of the settlement, Hallwood agreed to pay $2.0 million in cash, issue $2.75 million in equity and irrevocably forgave $1.65 million in deposits paid to Eagle.  The parties and their affiliates were fully and mutually released from any and all claims between them.  The terms of the settlement agreement was approved by the board of directors of each company and was confirmed by the Court.

Under the terms of the settlement agreement Hallwood paid Eagle $0.5 million in July 2008 and $1.5 million in September 2008. Payments received from Hallwood were distributed in October 2008.

On February 11, 2009, Blast and Eagle entered into an amended settlement letter with Hallwood that modified and finalized the terms of the parties April 3, 2008 settlement letter.  The amended settlement provided that the equity component would be satisfied by the issuance to Blast of Class C Partnership Interests in Hallwood Energy, equal to 7% of such Interests, having a face value of $7,658,000 as of September 30, 2008 (the “Class C Interests”). The settlement was approved by the board of directors of each company and was confirmed by the Court.

On March 2, 2009, Hallwood Energy filed voluntary petitions with the U.S. Bankruptcy Court for the Northern District of Texas under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in order that it could dispose of burdensome and uneconomical assets and reorganize its financial obligations and capital structure. This bankruptcy filing creates uncertainty on the future value of this equity position in Hallwood, so we are recognizing a zero carrying value in our financial statements relating to the Class C Interests in Hallwood.

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle entered into a Compromise Settlement and Release Agreement with Quicksilver in the Court to resolve the pending litigation.  Blast and Quicksilver also agreed to release all the claims against each other and certain related parties.

Quicksilver agreed to the terms and conditions of the Settlement and agreed to pay Eagle a total of $10 million (the “Settlement Fees”), as follows:

•	$5 million payable upon the parties’ entry into the settlement;
•	$1million payable on or before the first anniversary date of the execution of the settlement;
•	$2 million payable on or before the second anniversary date of the execution of the settlement; and
•	$2 million payable on or before the third anniversary date of the execution of the settlement.

In the event any Settlement Fees are not paid on their due date and Quicksilver’s failure to pay is not cured within 10 days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million to Eagle in October 2008.

Business Operations

Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Blast licensed and owned technologies. We are an emerging technology company in the energy sector and strive to assist oil and gas companies in producing more economically. We seek to provide quality services to the energy industry through our two divisions:

•	Satellite Communication services to remote oilfield locations, and
•	Down-hole Solutions, such as our applied fluid jetting technology

Our strategy is to grow our businesses by maximizing revenues from the communications and down-hole segments and controlling costs while analyzing potential acquisition and new technology opportunities in the energy service sector. In the near term, we will also seek to maximize value from certain non-recurring litigation proceeds receivables in 2009 and throughout 2010 and 2011.

Our primary business is the provision of Applied Fluid Jetting (“AFJ”) services to stimulate production and increase reservoir recoveries on behalf of oil and gas operators primarily in North America. For the relatively low cost of our service, operators can potentially multiply the revenues and profits from their old fields.

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

Conventional drilling locations typically use a massive area of land for the rig, equipment and support vehicles and badly scar the terrain. Blast’s AFJ service has a much smaller environmental footprint, using about 5% of the area with no scarring or damage of any kind to the land.

There are relatively small volumes of cutting fluids generated with the AFJ process, especially compared to conventional well drilling and the AFJ fluid is primarily composed of simple water. Blast ensures that even small quantities of AFJ cutting fluids are hauled away and processed for safe and legal disposal in approved disposal sites.

Industry Description

In recent years, the increase in product prices has increased drilling activity for oil and natural gas.  However, U.S. production volumes from traditional sources continue to decline. We believe our AFJ stimulation process can help offset this decline by increasing both initial flow volumes and ultimate recoveries from new and existing wells.

We operate in the energy services sector, which services the broader upstream energy industry where companies explore, develop, produce, transport, and market oil and gas. This industry is comprised of a diverse number of operators, ranging from very small independent contractors to the extremely large corporations. While the majority of oil and gas is produced by very large international oil companies, there are a much larger number of smaller independent companies who own and operate the vast majority of new and existing wells.

As a smaller firm with a specialized service, we provide satellite communication services and down-hole solutions to both small and large operators in the energy industry. As we grow, we intend to cater to all segments of the industry in situations where we believe the application of our services will add value to our customers.

Demand for our services depends on our ability to demonstrate improved economics to the sector we serve. We believe that oil and gas developers will use our AFJ service where the use of such services costs those developers less than other available alternative services and/or when they perceive such use will be able to cost effectively increase their production and reserves. We also believe the use of our technology will be influenced by macro-economic factors driving oil and gas fundamentals.

We believe that producing companies will react to the combination of the increased demand and the limited supply of oil and gas in a manner that requires them to utilize all segments of our business. We believe that oil and gas producers have and will continue to have great economic incentives to recover additional production and reserves from known reservoirs rather than pursuing a more risky exploration or infill approach. Our AFJ technology may permit producers to add value by potentially recovering a significant additional percentage of the oil and gas from a reservoir. We believe that a very large potential market exists in North America for our production stimulation methods.

Activity in the energy services industry tends to be cyclical with oil and gas prices. In addition to the currently positive industry fundamentals, we believe the following sector-specific trends enhance the growth potential of our business sectors:

•
While oil prices are difficult to predict, we believe they will remain relatively high by historic terms for the next several years. Following the current recession, we expect a resumption of high consumption and strong growth in Asian demand, along with limitations in delivery infrastructure and political unrest in major supplying countries to be primary contributing factors.

•
We believe gas prices, while volatile, will recover over the next several years due to the combination of strong market demand for clean fuels and major supply constraints in conventional areas.  However, the impact of new supplies from unconventional gas sources may have a dampening effect on price.

•
We do not believe there is any major substitution threat to oil and gas in the foreseeable future. In particular, any significant substitution of fossil fuels by hydrogen or other potential energy sources is believed by management to be at least a decade away.

Applied Fluid Jetting Services

Over the past several years, Blast has developed an exciting down-hole stimulation service that management believes has the potential to dramatically increase production volumes and reserves from existing or newly drilled wells at an attractive price to the customer. Blast has patents pending for their AFJ process.

The theory behind AFJ is both simple and extremely bold- to maximize the reservoir area contacted by the well bore, both vertically and horizontally--in order to increase production rates and improve reservoir recovery rates. Recent experience has moved the theory closer to commercial realization. Blast provides a production stimulation service by entering existing or new well bores to access the productive formations containing oil and natural gas. By jetting laterally into the formations, more of the reservoir is exposed to the wellbore and additional hydrocarbons are flowed to the surface.

In recent months, Blast has successfully jetted up to 90 feet horizontally into targeted oil zones from the 2,750 feet deep vertical well bore and we jetted 20 laterals into multiple zones. In 2008, at a well depth of approximately 300 feet, the Blast rig completed two separate 50 foot laterals in each of two gas wells located near Abilene, Texas. Each lateral extension was positioned at 180 degrees from each other into the targeted producing sand. As a result, the initial production of the first well increased five-fold and increased twelve-fold on the second well.

It is believed that this AFJ process will be successful in many types of sandstone and limestone/carbonate formations. In addition, management believes that the AFJ service may be successfully applied down to 9,000 feet of vertical well depth by simply adding a longer coiled tubing string. Since the process is at an early stage, management believes that laterals longer than 90 feet may be jetted with the existing equipment.

While, currently focused on open-hole completions, the Company also plans to offer stimulation services on targeted zones behind pipe.  In this case, milling operations will first be conducted by a work-over unit or as an addition to the Blast rig configuration using abrasive cutting or some other method.

Blast intends to provide casing milling, perforation, well stimulation and lateral drilling services to oil and gas producers to allow them to increase production and reserve recovery from existing and newly drilled wells. Since late 2007, we have developed the AFJ process to work on our current rig and filed patents covering the technology in February 2009. Blast Rig #1 is currently available for contract on behalf of third party customers and we are looking at either building or refurbishing additional rigs to add to our fleet.

Blast owns the patent pending covering the AFJ process and intends to defend it vigorously from would-be infringers of the technology. One of the major features that make the AFJ process attractive is the low barriers of entry required in securing the production stimulation business. Independent operators face a natural decline from their oil and gas wells and are willing to pay a modest amount to stimulate that production and increase their revenues. Their investment is demonstrated almost right away and can be returned very quickly while Blast’s investment of approximately $1 million per Rig can also be paid back in short order. The major service companies have focused their marketing away from Blast’s niche.

Major Customers

Management believes we have successfully commercialized the AFJ technology. We currently have several active customers for our AFJ rig, including Reliance Oil & Gas, Pantera Energy and Resource Energy Technologies. Thus far our customers are small private oil and gas companies with lease ownership interests in Texas and Kentucky. Our sales and marketing team is very active in prospecting for new customers, including a potential new client, which is a major public energy company with operations in Kern County, California. We are also actively pursuing joint ventures and alliances in this market niche.

Market
We believe it has become clear in recent years that while the demand for oil and gas in the U.S. continues to grow, our ability to meet this demand from existing and new sources worldwide is rapidly declining. This accelerated decline will require producers to seek new extraction methods or technologies to develop oil and gas production from existing fields and we anticipate that our AFJ process will help satisfy the need for these new technologies. According to the US Energy Information Administration, approximately, 2.5 million wells have been drilled in the U.S. since 1949. “Historically, only some 30% of the total oil in a reservoir – the “original oil-in-place” – was recoverable. As pressure declines in the reservoir, the oil becomes costlier and costlier to produce until further production becomes uneconomic…recent advances now allow greater recovery from old reservoirs.”

A key issue facing most independent oil and gas producers is how to economically increase their production volumes. Conventional approaches can involve some fairly expensive undertakings such as in-fill drilling programs, horizontal drilling, well stimulation and massive “frac” jobs.  While these programs may apply to large fields with thick contiguous pay sands, there are many fields with geological conditions or production characteristics where the potential improvement may not support such high dollar solutions.

The use of the AFJ process in the existing energy business is very small but has the potential for explosive growth. The vast majority of the approximate 2.5 million wells drilled in the U.S. since 1949 are either shut-in or are producing far below their productive capacity. Traditional energy stimulation techniques are not cost effective for these wells due to high costs. Producers universally agree that more revenue from each well makes good economic sense for them at almost any price level of crude oil and natural gas in excess of marginal operating cost.

Blast has created a market opportunity by offering a unique service that can be priced as low as $20,000 per day, which we believe will stimulate production in new or existing wells by multiples of their current rates. The payback calculation for the operator is exemplified in recent AFJ work performed by Blast for Reliance Oil & Gas, whereby for a cost of $80,000 they more than doubled the volume of oil capable of being produced in two wells in South Texas and were able to pay back their investment in approximately 48 days at crude oil prices of $35 per barrel.

One approach to pricing our service has been to offer the service for free but share in the net revenues generated from the increase in production by applying the service to certain wells. In one example, we agreed to 50% revenue sharing and in another we agreed to 40% of revenue sharing. Offering the service on cash for fees basis is expected to generate gross revenues of approximately $20-30,000 per day.

Conventional and directional drilling is slower and significantly more expensive than our service and only applies to high productivity wells as do the massive sand fracturing jobs common in the market today. Blast is not competing in this segment of the market place. The large energy service companies such as BJ Services, Halliburton or Schlumberger cater to the high price end of the market for the minority of wells that actually have high production potential. We believe that this leaves over a million wells, that are not being serviced by the larger companies in the industry. There are a few other small operators that offer a service they claim to be similar to Blast, but they are universally limited in both gaining access to the formation and having sufficient pressure and volume flow to laterally jet effectively.

Competition
Blast is in the energy services sector which has many other firms offering a wide range of services to oil and gas producers.  We are not aware of any major competitors to our specialized AFJ service.  The top energy services firms are actively marketing high dollar solutions as described above.

Satellite Communications

Our satellite business segment provides communication services to the energy sector. Historically, it has been common practice for oil and gas companies to manually gather much of their data for energy management, and communicate using satellite phones or cellular service where available. This is not only expensive but also causes a significant time lag in the availability of critical management information. The Blast Satellite Private Network (“BSPN”) services utilize two-way satellite broadband to provide oil and gas companies with a wide variety of remote energy management communications and applications. Satellite’s capability to provide secure broadband to any remote location in the world gives it unique capabilities over terrestrial and cellular networks. Technology advancements now facilitate not only data, email and internet traffic but also Voice over Internet (“VoiP”) and video streaming. Bandwidth traffic capabilities of base station have also increased significantly allowing larger and faster file and data transfer capabilities to compete with terrestrial systems. The capability of satellites to operate off stationary and mobile remote dishes with no supporting infrastructure has proven invaluable in both disaster recovery and remote or continuously moving commercial operations.

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

At present, we acquire modem hardware from ViaSat Inc., iDirect Technologies and Spacenet Inc. and install this equipment on our customers’ onshore and offshore platforms. Space segment services are acquired from SES and Loral and hub services from Isotropic Networks, Viasat and Spacenet, Inc. (“Spacenet”).

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

Major Customers
Our major satellite services customers in 2008 included BP America, Apache Corporation and Dow Chemical, representing 37%, 18% and 16%, respectively, of our satellite revenues for the year ended December 31, 2008. Contracts are usually for hardware, backhaul, and bandwidth. Virtually any oil and gas producer, of which there are many thousands, is a potential customer for our satellite services.

Market
According to the U.S. Department of Energy more than 2.5 million oil and gas wells have been drilled since 1949 in  the U.S. alone, many of which are located in remote or rural areas where communications and monitoring well status can be difficult and expensive.  These well locations could benefit from the economics of our real-time, high speed satellite connectivity services as compared to more conventional monitoring alternatives, such as the time consuming and costly transportation of personnel to remote well locations, or the equipment and maintenance costs of laying land lines for real-time monitoring of remote well operations. Our focus is serving the needs of oil and gas producers worldwide to control their production effectively and to enhance customer satisfaction by providing worldwide real-time access to information. This market for satellite services is very competitive with increasing pressure on margins. Further, our larger competitors offer services at substantially discounted prices. We attempt to compete against such competitors by attempting to target niche markets and offering alternative solutions that solve customers’ complex communication problems at more cost effective rates. We utilize satellite, Wi-Fi and other wireless technology for the last mile of wellhead connectivity for these customers and focus almost exclusively on the oil and gas market.

Competition
The satellite communication industry is intensely competitive due to overcapacity, but we believe that competition is less severe in the oil and gas producing sector. Other satellite services providers in the oil and gas industry include, Stratus Global, Tachyon, Schlumberger and Caprock. Schlumberger, Caprock and Stratus Global are focused on the top 20% of the market, particularly international and offshore platforms. Stratus Global is also focused on the offshore market using a traditional wireless network. We believe our satellite services offer advantages over these services by:

•	Customizing the service to better meet the customer’s needs;
•	Offering superior speed;
•	Providing single vendor convenience; and
•	Offering lower up-front infrastructure and operating costs.

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

We continue to be excited about the large potential market of the Digital Oilfield Services and are determining how we can best develop market opportunities for our services. We are pursuing our first pilot tests and attempt to leverage the current satellite service opportunities being afforded by discussions with third parties in the Digital Oilfield Services market. We continue to be confident that there is a strong market and that we can effectively expand the market in the future to meet our objectives.  However, we can offer no assurances that we will be successful.

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

Intelligent Petro-Services Module
In September 2008 we successfully demonstrated its new remote sensing product that it believes will dramatically improve the energy industry’s ability to remotely monitor and control their worldwide assets on a real-time basis. Blast has demonstrated the Intelligent Petro-Services Module (“IPSM”) to several potential customers, including representatives from energy services companies and systems integrators, resulting in requests for further demonstrations to decision makers and introductions to a number of prospective high visibility customers.

With the convergence of several new technological breakthroughs, Blast can now provide an integrated and intelligent solution whereby operators can remotely monitor and control their wells, pipelines, or other assets on a real-time basis over any standard IP network. Blast has achieved this solution in part by enhancing the capabilities of a broad range of Cisco routers. Blast has integrated cost-effective remote computing, new communication routers with proprietary software, the conversion of multiple industry sensor protocols into one network standard, radio wave over internet IP capability and policy rule engines. This technology will allow customers to take immediate action to remedy a remote event based on thresholds which they have specified.

Advantages of the IPSM include:

•	Providing the operator with an automated real-time remote response to multiple events occurring in the field, including the ability to immediately notify operations staff anywhere over the IP network.

•	Flexibility – the module can be cost-effectively installed on small field operations with just a few sensors or scaled up to handle large operations managing hundreds of different sensor types.

•
Providing the operator with an improved interface between existing remote sensor networks and back-end applications through the IP network. These capabilities can seamlessly upgrade a producer’s existing network infrastructure by converting multiple industry sensor protocols into one network standard.

While Blast is excited about the potential for the introduction of IPSM into the marketplace, delays have been experienced due to a legal dispute between our business partner providing software support, Sensuion Inc., and their previous employer, Vialogy Inc. Blast has no way to predict the outcome of this dispute or how long it will take to be resolved.

Other Business Factors

Insurance

Our oil and gas operations are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, implosions, fires and oil spills. These conditions can cause:

a)	personal injury or loss of life;
b)	damage to or destruction of property, equipment and the environment; and
c)	suspension of operations.

In addition, claims for loss of oil and gas production and damage to formations can occur in the well service industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in the Company being named as a defendant in lawsuits asserting large claims.

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

Patents and Licenses

In February 2009, we filed a provisional patent (application number 61/152,885) relating to the process and unique equipment related to our applied fluid jetting process.  This filing preserves our exclusive use of this proprietary process. Later this year we expect to submit the final patent application.

In August 2005, we entered into a definitive agreement to purchase from Alberta Energy Partners (“Alberta”) a 50% interest in the abrasive fluid jetting technology that provides us the unrestricted right to use the technology and license the technology worldwide to others. While we are not currently utilizing the technology, there may be an opportunity in the future to use it to mill or perforate well casing and supplement the products offered with our down-hole solutions business.

We believe the applied fluid and abrasive jetting technologies and related trade secrets may be instrumental to our competitive edge in the oil and gas service industry. We are highly committed to protecting the technology. We cannot assure our investors that the scope of any protection we are able to secure for our technology will be adequate to protect such technology, or that we will have the financial resources to engage in litigation against parties who may infringe upon us or seek to rescind their agreements with us. We also cannot provide our investors with any degree of assurance regarding the possible independent development by others of technology similar to that which we have acquired, thereby possibly diminishing our competitive edge.

Governmental Regulations

Assuming we begin commercial drilling operations, of which there can be no assurance, we may be subject to various local, state and federal laws and regulations intended to protect the environment. Such laws may include among others:

•	Comprehensive Environmental Response, Compensation and Liability Act;
•	Oil Pollution Act of 1990;
•	Oil Spill Prevention and Response Act;
•	The Clean Air Act;
•	The Federal Water Pollution Control Act; Louisiana Regulations; and/or
•	Texas Railroad Commission and other state regulations.

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

Research and Development Activities

During 2008, approximately $88,000 was spent on modifying the AFJ rig so that it could be capable of returning to service and approximately $50,000 was spent on the development of the IPSM demonstration unit that was used to introduce this new product offering in our satellite services business. During 2007 we incurred an insignificant amount of research and development costs relating to our AFJ and satellite businesses.

Employees

As of December 31, 2008, we had five full time employees and one part time employee. We also utilize independent contractors and consultants to assist us with the operation, repair and maintenance on the AFJ rig, installing the satellite equipment, and maintaining and supervising such services in order to complement our existing work force, as needed. Our agreements with these independent contractors and consultants are usually short-term. We are not a party to any collective bargaining agreement with any employees, and believe relations with our employees, independent contractors and consultants are good.

Item 1A.  Risk Factors.

The following factors affect our business and the industries in which we operate. The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties may exist which are not presently known or which may also have an adverse effect on our business.  You should carefully consider these risk factors and other information in this annual report on Form 10-K before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

GENERAL RISKS RELATING TO OUR COMPANY

It is uncertain when we will have significant operating income or cash flow from operations sufficient to sustain our operations.

As of March 31, 2009, our cash balance was approximately $300,000. However, our base business still consumes cash and we have to generate more revenues and/or funding to avoid running out of cash.  If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail our business plan. If we are unable to raise the additional funding, the value of our securities could become worthless and we may be forced to abandon our business plan.

We will need additional capital to conduct our operations and fund our business and our ability to obtain the necessary funding is uncertain.

We may need to raise additional funds through public or private debt or equity financing or other various means to fund our business. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt securities due to our high leverage and due to restrictive covenants contained in our senior debt, assuming such senior debt, which may restrict our ability to expend or raise capital in the future. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection. If this were to happen, our results of operations and the value of our securities could be adversely affected.

We have a limited operating history and our business and marketing strategies planned are not yet proven, which makes it difficult to evaluate our business performance.

We have not yet been able to commercialize the capabilities of our applied jetting technology and are not conducting operations with the abrasive technology.  We have no established basis to assure investors that our business or marketing strategies will be successful.  Because we have a limited operating history, there is little historical financial data upon which an investor may evaluate our business performance.   An investor must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in a rapidly evolving market. These risks and difficulties include our ability to meet our debt service and capital obligations, develop a commercial milling or jetting process with our AFJ technology, attract and maintain a base of customers, provide customer support, personnel, and facilities to support our business, and respond effectively to competitive and technological developments. Our business strategy may not be successful or may not successfully address any of these risks or difficulties and we may not be able to generate future revenues.

Significant amounts of our outstanding shares of common stock are restricted from immediate resale but will be available for resale into the market in the near future, which could potentially cause the market price of our common stock to drop significantly, even if our business is doing well.

As of March 30, 2009, we had 66,817,404 shares of common stock issued and outstanding held by approximately 349 shareholders of record, including the 1,150,000 shares approved for issuance but remaining un-issued under the class action settlement from 2005. Blast is waiting on plaintiff’s counsel to provide its transfer agent with the approved distribution list of the members of the class.  Many of our outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop. An excessive sale of our shares may result in a substantial decline in the price of our common stock, and limit our ability to raise capital, even if our business is doing well.  Furthermore, the sale of a significant amount of securities into the market could cause the value of our securities to decline in value.

One principal stockholder can influence the corporate and management policies of our company.

Berg McAfee Companies with its affiliates (“BMC”), effectively control approximately 23% of our outstanding shares of common stock on March 31, 2009, or 35% including common and preferred shares and warrants issued under the terms of the Reorganization in April 2008. Therefore, BMC may have the ability to substantially influence all decisions made by us. Additionally, BMC’s control could have a negative impact on any future takeover attempts or other acquisition transactions. Furthermore, certain types of equity offerings require stockholder approval depending on the exchange on which shares of a company’s common stock are traded. Because our officers and directors do not exercise majority voting control over us, our shareholders who are not officers and directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our board may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

In October 2008, Blast’s current board of director, John R. Block, was appointed to the board of directors of AE Biofuels, Inc., a California-based vertically integrated biofuels company.  The Chairman and CEO of AE Biofuels, Inc. is Eric McAfee. Mr. McAfee is also the managing partner for McAfee Capital, LLC and president of Berg McAfee Companies, LLC, both of which are significant shareholders of Blast. Additionally, Michael L. Peterson, a current board member is also a director of AE Biofuels, Inc..  The fact that certain of our directors are also directors of entities affiliated with BMC could cause actual or perceived conflicts of interest between us and BMC and could cause the value for our securities to become devalued or worthless.

If we are late in filing our Quarterly or Annual reports with the Securities and Exchange Commission, we may be de-listed from the Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25),  three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any 24 month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Because our common stock is considered a “penny stock,” certain rules may impede the development of increased trading activity and could affect the liquidity for stockholders.

Our common stock is subject to the SEC “penny stock rules.” The rules impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of penny stock securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities, and, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These rules may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. In addition, the penny-stock rules could have an adverse effect on our ability to raise capital in the future from offerings of our common stock.

On July 7, 2005, the SEC approved amendments to the penny stock rules. The amendments provide that broker-dealers be required to enhance their disclosure schedule to investors who purchase penny stocks, and that those investors have an explicit “cooling-off period” to rescind the transaction. These amendments could place further constraints on broker-dealers’ ability to sell our securities.

Our markets may be adversely affected by oil and gas industry conditions that are beyond our control.

Industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and gas producers. Those conditions frequently change the level of drilling and work-over activity by producers. A reduction in activity could increase competition among energy services business such as ours, making it more difficult for us to attract and maintain customers, or could adversely affect the price we could charge for our services and the utilization rate we may achieve.

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

The U.S. oil and natural gas industry is affected from time to time in varying degrees by political developments and federal, state and local environmental, health and safety laws and regulations applicable to our business. Our operations are vulnerable to certain risks arising from the numerous environmental health and safety laws and regulations. These laws and regulations may restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling activities, require reporting of the storage, use or release of certain chemicals and hazardous substances, require removal or cleanup of contamination under certain circumstances, and impose substantial civil liabilities or criminal penalties for violations. Environmental laws and regulations may impose strict liability, rendering a company liable for environmental damage without regard to negligence or fault, and could expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with all applicable laws at the time such acts were performed. Moreover, there has been a trend in recent years toward stricter standards in environmental, health and safety legislation and regulation, which may continue.

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

We depend to a large extent on the services of some of our executive officers and directors. Specifically, the loss of the services of John O’Keefe, our Chief Executive Officer or John MacDonald, our Chief Financial Officer, with whom we currently have one year employment agreements with, as described below under “Item 11. Executive Compensation,” could severely disrupt our operations. We may not be able to retain our executive officers and may not be able to enforce the non-compete provisions in their employment agreements. We do not currently maintain key man insurance against loss of these individuals. Failure to retain key members of our management may have a material adverse effect on our continued operations.

Because of the inherent dangers involved in oil and gas exploration, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. As a result, substantial liabilities to third parties or governmental entities may be incurred and/or we could be forced to expend substantial monies in connection with litigation or settlements. In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. As such, there can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against, could materially and adversely affect our financial condition and operations, which could lead to any investment in us becoming worthless.

Compliance with Section 404 of the Sarbanes-Oxley Act will strain our limited financial and management resources.

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-K, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

The market price of our common stock historically has been volatile.

The market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, conditions and trends in the industries in which our customers are engaged.

Our common stock is traded on the OTCBB under the symbol “BESV.” In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

We currently have a sporadic, illiquid, volatile market for our common stock, and the market for our common stock may remain sporadic, illiquid, and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for oil and gas and down-hole services.

Furthermore, because our common stock is traded on the Over The Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, asked and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

RISKS RELATED TO OUR DOWN-HOLE SOLUTIONS BUSINESS

We currently have only a few active customers.  If we are unable to attract more permanent customers, we will not be able to generate revenue.

The deployment of our AFJ rig may not result into a significant number of customer orders or realized cash revenue. If we are unable to attract customers and generate sufficient revenue or arrange new financing, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

Our business plan relies on the successful deployment of a new generation coiled tubing unit utilizing applied fluid jetting, which has not been well established in the energy service industry.

Our AFJ service intends to provide well stimulation and lateral drilling services to oil and gas producers. Since we are among the first to commercially apply the proven applied jetting techniques to the energy producing business, we cannot guarantee that our custom drilling rig design based on the AFJ concept will be adequate or that the applied jetting technology will stimulate additional oil and gas production. We may not achieve the designed results from application of the technology. Customers may not accept the services we offer. Any of these results could have a negative impact on the development of our business.

Our customers may not realize the expected benefits of enhanced production or lower costs from our applied jetting technology, which may impair market acceptance of our drilling services.

Our AFJ business will be heavily dependent upon our customers achieving enhanced production, or lower costs, from certain types of existing oil and gas wells. Many of the wells for which the technology will be used on have been abandoned for some time due to low production volumes or other reasons. In some cases, we could experience difficulty in having the enhanced production reach the market due to the gathering field pipeline system’s disrepair resulting from the age of the fields, significant amounts of deterioration of the reservoirs in the abandoned wells or the reliability of the milling process. Our AFJ technology may not achieve enhanced production from every well drilled, or, if enhanced production is achieved initially, it may not continue for the duration necessary to achieve payout or reach the market on a timely basis. The failure to screen adequately and achieve projected enhancements could result in making the application of the technology uneconomic for our customers. Failure to achieve an economic benefit for our customers in the provision of this service would significantly impair the development of our AFJ business and limit our ability to achieve revenue from these operations.

Geological uncertainties may negatively impact the effectiveness of our applied jetting services.

Oil and gas fields may be depleted and zones may not be capable of stimulation by our applied jetting technology due to geological uncertainties such as lack of reservoir drive or adequate well pressure. Such shortcomings may not be identifiable. The failure to avoid such shortcomings could have a material adverse effect on our results of operations and financial condition.

Competition within the well service industry may adversely affect our ability to market our services.

The well service industry is highly competitive and includes several large companies as well as other independent drilling companies that possess substantially greater financial and other resources than we do. These greater resources could allow those competitors to compete more effectively than we can. While the large energy service companies are not currently competing for production stimulation business in the low productivity wells that we target, this may change.  Failure to successfully compete within our industry would significantly impair the development of our AFJ business and limit our ability to generate sufficient revenue from these operations.

We have no issued patents for our technology and although we have recently filed a pending patent application, such patent application has not been approved to date.  As a result, companies with products similar to ours may sue us in the future claiming our activities infringe on their patent rights.

While we have recently filed a patent application for our AFJ technology, such patent has not been approved or granted to date.  As such, we have no issued patents or pending for our technology in the United States or any other country.  In the event the patent application for our AFJ technology is not granted, we will not be able to stop other companies from lawfully practicing technology identical or similar to ours in the future. If we are sued by another company claiming our activities infringe on their patent, and we are not able to prove the prior use of such technology, we could be forced to abandon our technology and/or expend substantial expenses in defending against another company's claims. This could have a severely adverse affect on our revenues and could cause any investment in the Company to decline in value and/or become worthless.

RISKS RELATED TO OUR SATELLITE COMMUNICATIONS BUSINESS

We are in the early stages of defining a new intelligent-monitoring network-system for oil and gas customers in remote locations.

Currently, we are in the early stages of defining a new intelligent-monitoring network-system for oil and gas customers in remote locations called IPSM.  Such new technical developments and product offerings have not been proven in the market place and may fail.  The failure of our intelligent-monitoring network-system would adversely affect are ability to generate revenues from this part of our business, which in turn would adversely affect an investment in our Company.

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

We are dependent on only a few key customers for the majority of our revenues from our satellite business, and if we were to lose such customers, our results of operations would be severely impacted.

For the year ended December 31, 2008, we generated approximately $400,000 in revenues through our satellite business, of which approximately 70% of those revenues came from only three customers. Specifically, our major satellite services customers in 2008 included BP America, Apache and Dow Chemical, representing 37%, 18% and 16%, respectively, of our satellite revenues for the year ended December 31, 2008. If we were to lose any of those customers and were unable to find similarly sized customers to take their place, our results of operations and revenues could be severely impacted, and we could be forced to curtail or abandon our current business plan and/or business operations.

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

We do not control the hiring, training, certification and monitoring of the employees of our third-party independent contractors. If growth of our new subscriber base outpaces growth of our installer base or if the installers fail to provide the quality of service that our customers expect, the introduction of our service could be delayed, which could lead to a postponement or loss in satellite revenues.

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

If any of these events occurs, we are likely to suffer a permanent loss of service, temporary gaps in service availability, or decreased quality of service. Any such failure in the service we provide could lead to a loss in revenues and could adversely affect our results of operations and financial condition.

If we are unable to attract or retain subscribers, our Satellite Communications business would be materially harmed.

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

Our current services may become obsolete due to the highly competitive and continued advancement of the satellite industry. Larger service providers may provide services at lower costs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Office Facilities

We lease approximately 2,000 square feet of office space at a cost of $2,000 per month renewable on a month-to-month basis.

Equipment

As of December 31, 2008, our primary equipment consisted of one mobile AFJ coiled tubing unit, which is currently located at the Reliance Oil and Gas facility in Luling, Texas. We also maintain certain satellite communication equipment, computer equipment, and furniture at our principal executive office. We believe that our facilities and equipment are in good operating condition and that they are adequate for their present use.

Item 3. Legal Proceedings.

Emergence from Chapter 11 Proceedings

On February 26, 2008, the Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  This ruling allowed Blast to emerge from Chapter 11 bankruptcy effective one day later. The overall impact of the confirmed Plan was for Blast to emerge with unsecured claims fully paid, having no debt service scheduled for at least two years, and to keep equity shareholders’ interests intact.

Under the terms of this Plan, Blast raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the allowed unsecured claims, all allowed unsecured administrative claims, and all statutory priority claims, for a total amount of $2.4 million.  The sale of the convertible preferred securities were issued after Blast successfully merged with its wholly owned subsidiary, Blast Energy Services, Inc., a Texas corporation, whereby Blast re-domiciled in Texas.

Hallwood Energy/Hallwood Petroleum Lawsuit
In April 2008, Eagle and Hallwood agreed to settle the litigation for approximately $6.5 million. Under the terms of the settlement, Hallwood agreed to pay $2.0 million in cash, issue $2.75 million in equity and irrevocably forgave $1.65 million in deposits paid to Eagle.  The parties and their affiliates were fully and mutually released from any and all claims between them.  The terms of the settlement agreement were approved by the board of directors of each company and was confirmed by the Court.

Under the terms of the settlement agreement Hallwood paid Eagle $0.5 million in July 2008 and $1.5 million in September 2008. Payments received from Hallwood were distributed in October 2008.

On February 11, 2009, Blast and Eagle entered into an amended settlement letter with Hallwood that modified and finalized the terms of the parties April 3, 2008 settlement letter.  The amended settlement provided that the equity component would be satisfied by the issuance to Blast of Class C Partnership Interests in Hallwood Energy, equal to 7% of such Interests, having a face value of $7,658,000 as of September 30, 2008 (the “Class C Interests”). The settlement was approved by the board of directors of each company and was confirmed by the Court.

On March 2, 2009, Hallwood Energy filed voluntary petitions with the U.S. Bankruptcy Court for the Northern District of Texas under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in order that it could dispose of burdensome and uneconomical assets and reorganize its financial obligations and capital structure. This bankruptcy filing creates uncertainty on the future value of this equity position in Hallwood, so we are recognizing a zero carrying value in our financial statements relating to the Class C Interests in Hallwood.

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle entered into a Compromise Settlement and Release Agreement with Quicksilver in the Court to resolve the pending litigation.  Blast and Quicksilver also agreed to release all the claims against each other and certain related parties.

Quicksilver agreed to the terms and conditions of the Settlement and agreed to pay Eagle a total of $10 million (the “Settlement Fees”), as follows:

•	$5 million payable upon the parties’ entry into the settlement;
•	$1million payable on or before the first anniversary date of the execution of the settlement;
•	$2 million payable on or before the second anniversary date of the execution of the settlement; and
•	$2 million payable on or before the third anniversary date of the execution of the settlement.

In the event any Settlement Fees are not paid on their due date and Quicksilver’s failure to pay is not cured within ten days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million to Eagle in October 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The common stock of Blast Energy Services, Inc. commenced trading on the OTC Bulletin Board July 18, 2003 under the symbol “VDYS”. Effective June 6, 2005, we changed our name and the trading symbol became “BESV”. The following table sets forth the high and low trading prices of a share of our common stock as reported for the past two fiscal years. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

December 31, 2008	$ 0.30	$ 0.05
September 30, 2008	$ 0.41	$ 0.19
June 30, 2008	$ 0.38	$ 0.19
March 31, 2008	$ 0.30	$ 0.14

December 31, 2007	$ 0.24	$ 0.12
September 30, 2007	$ 0.34	$ 0.10
June 30, 2007	$ 0.24	$ 0.12
March 31, 2007	$ 0.37	$ 0.08

As of March 30, 2009, we had 61,817,404 shares of common stock issued and outstanding held by approximately 350 shareholders of record, which amount includes 1,150,000 shares of common stock approved for issuance under the 2005 class action settlement, which shares have not been issued to date. It also includes 35,000 shares, that are still outstanding as of the filing of this report, but which shares Blast expects to cancel in the second quarter of 2009.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Series A Convertible Preferred Stock

In connection with the approval of the Plan, the Bankruptcy Court, and the Board of Blast approved a change in domicile from California to Texas, which also included the authorization of 20,000,000 shares of Preferred Stock, of which 8,000,000 shares were designated Series A Convertible Preferred Stock, of which we have 6,000,000 shares outstanding at this time.

The 6,000,000 shares of Series A Preferred Stock accrue interest at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of its intention to repay such dividends.

Additionally, the Preferred Stock (and any accrued and unpaid dividends) has optional conversion rights, which provide the holders of the Preferred Stock the right, at any time, to convert the Preferred Stock into shares of Blast’s common stock at a conversion price of $0.50 per share. In addition, the Preferred Stock automatically converts at the same rate if Blast’s common stock trades for a period of more than 20 consecutive trading days at a price greater than $3 per share and the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

The Preferred Stock shareholders have the right to vote the number of shares of voting common stock that the Preferred Stock is then convertible into. The Preferred Stock may be redeemed at the sole option of Blast upon the receipt by Blast of a net Cash Settlement from the pending Hallwood and Quicksilver litigation in excess of $7.5 million provided that the holders, at their sole option, may have six months from the date of Blast’s receipt of the Cash Settlement to either accept the redemption of the Preferred Stock or convert such Preferred Stock into shares of Blast’s common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the Plan	850,000	0.20	3,150,000
Equity compensation plans not approved by shareholders	3,034,792	$0.59	4,865,208
Total	3,884,792	$0.50	8,015,208

Recent Sales of Unregistered Securities

There were no shares of common stock issued in 2008 from fund raising or private placement offerings of securities.

In January 2008, Blast sold the rights to an aggregate of 2,000,000 units each consisting of four shares of Series A Convertible Preferred Stock and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4,000,000 or $2.00 per Unit, to Clyde Berg, an individual and to McAfee Capital LLC, a limited liability company.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted piggy-back registration rights in connection with the sale of the Units. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and Blast took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by Blast.

As a result of the settlement of the Quicksilver matter in September 2008, an obligation for $191,000 owed to certain of Blast’s Board of Directors for deferred compensation for the 2007 fiscal year and through September 30, 2008, was converted into stock. The stock conversion was made at $0.20 per share and, in October 2008, shares were issued to the following Board members in exchange for the forgiveness of debt:

No. of shares
Jack Block	182,500
Roger (Pat) Herbert	340,000
Jeffrey Pendergraft	287,500
Michael Peterson	50,000
Fred Ruiz (retired)	95,000

Blast claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above issuances, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and Blast took appropriate measures to restrict transfer.

In May 2008, the Board of Directors approved the issuance of up to 300,000 shares of Blast’s common stock to a consultant in consideration for market surveillance and financial consulting services provided.  A total of 150,000 shares were issued at that time and 37,500 shares were earned at the end of each quarter for the one year period of the engagement. In March 2009, an additional 112,500 shares were issued under the terms of this engagement.  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On or around March 11, 2009, Laurus Master Fund, Ltd. (“Laurus”) affected a cashless exercise of certain of its outstanding $0.01 warrants, and exercised 1,508,824 of such warrants for 1,350,000 shares of our restricted common stock (with 158,824 exercised shares being used in the cashless exercise to effectively purchase such exercised shares).  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

Item 6. Selected Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report. All statements that are included in this Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe”, “expect” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to, such risk factors as: changes in technology, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of our customers to pay for our services, together with such other risk factors as may be included in this report.

Overview

On February 26, 2008, the U.S. Bankruptcy Court confirmed our Second Amended Plan of Reorganization (the “Plan”).  This ruling allowed Blast to emerge from Chapter 11 bankruptcy. The overall impact of the confirmed Plan was for Blast to emerge with unsecured creditors fully paid, have no debt service scheduled for at least two years, and to keep equity shareholders’ interests intact.  Under the terms of the Plan, Blast raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies. The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining $1.6 million was used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses.

Critical Accounting Policies

The following is a discussion of our critical accounting policies pertaining to accounts receivable, equipment, depreciation, revenue recognition and the use of estimates.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable.  We determine the allowance based on management’s estimate of likely losses based on a review of current open receivables and our historical write-off experience.  We review the adequacy of our allowance for doubtful accounts at least quarterly.  Significant individual accounts receivable balances and balances which have been outstanding greater than 90 days are reviewed individually. Account balances, when determined to be uncollectible, are charged against the allowance.

Equipment

Equipment, including improvements which extend the useful life of the asset, is stated at cost.  Maintenance and repairs are charged to expense when incurred.  We provide for the depreciation of our equipment using the straight-line method over the estimated useful lives.  Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idle equipment on a straight-line basis.  No provision for salvage value is considered in determining depreciation of our equipment. We review our assets for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives.  Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value.

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from sales of satellite hardware, satellite bandwidth, satellite service and AFJ services.  Revenue from satellite hardware is recognized when the hardware is installed.  Revenue from satellite bandwidth is recognized evenly over the term of the contract.  Revenue from satellite service is recognized when the services are performed.  We provide no warranty but sell commercially-obtained three to twelve month warranties for satellite hardware.  We have a 30-day return policy.  Revenue from AFJ services is recognized when the services are performed and collectability is reasonably assured. If collection is uncertain, revenue is recognized when cash is collected.  In accordance with Emerging Issues Task Force Issue No. 00-14, we recognize reimbursements received from third parties for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets during the reporting period.  Actual results could differ from such estimates.

Estimates are used by management in the following financial reporting areas:

•	Allowance for doubtful accounts,
•	Depreciation and amortization,
•	Asset impairment,
•	Income taxes, and
•	Stock option values.

All dollar amounts discussed in “Item 7” are rounded.  For exact dollar amounts and additional information on our accounting policies, see the financial statements and notes to the financial statements included in Part IV, Item 15 of this Report.

Fiscal Year ended December 31, 2008 Compared to the Fiscal Year Ended December 31, 2007

Satellite Communications

Satellite Communications’ revenues decreased by $22,000 to $396,000 for the year ended December 31, 2008, compared to $418,000 for the year ended December 31, 2007. Costs of services provided for Satellite Communications decreased by $41,000 to $404,000 for the year ended December 31, 2008, compared to $445,000 for the year ended December 31, 2007. The operating profit from Satellite Communications increased by $19,000 to a loss of $8,000 for the year ended December 31, 2008, compared to a loss of $27,000 for the year ended December 31, 2007. The margin increase was the result of new business with Dow Pipeline and BP America as well as a reduction in allocated overhead.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer.  We bill some of our bandwidth contracts in advance, but recognize revenue over the period benefited.  At December 31, 2008, $9,459 was reflected on the balance sheet as Satellite deferred revenue.

Down-hole Solutions

Down-hole Solutions revenues increased to $36,000 for the year ended December 31, 2008, compared to zero for the year ended December 31, 2007.  Cost of services for Down-hole Solutions revenues increased $272,000 to $279,000 for the year ended December 31, 2008, compared to $7,000 for the year ended December 31, 2007. The operating loss from Down-hole Solutions increased by $236,000, to a loss of $243,000 for the year ended December 31, 2008, compared to a loss of $7,000 for the year ended December 31, 2007. The increased operating loss in 2008 is primarily related to the costs of developing the Company’s patent pending AFJ process.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense decreased by $2.3 million to $1.9 million for the year ended December 31, 2008, compared to $4.2 million for the year ended December 31, 2007.  The following table details the major components of SG&A expense over the periods:

	In thousands
	2008	2007	Increase/ (Decrease)
Payroll and related costs	$541	$377	$164
Option and warrant expense	377	1,254	(877)
Legal fees and settlements	269	1,940	(1,671)
External services	440	387	53
Insurance	130	152	(22)
Travel & entertainment	56	71	(15)
Office rent, Communications and Miscellaneous	111	17	94
	$1,924	$ 4,198	$ (2,274)

The main reason for the decrease in SG&A expenses was a result of the $1.3 million decrease in legal fees incurred while in bankruptcy.  Higher payroll-related costs represents payments made in 2008 for deferred pay from 2007 and a change in allocations of overhead from operating cost centers. The increase in miscellaneous expenses was due in part to increased marketing related expenses in 2008.

Depreciation and Amortization

Depreciation and amortization expense decreased by $55,000 to $38,000 for the year ended December 31, 2008 compared to $93,000 for the year ended December 31, 2007. This reduction is primarily related to the impairment of intellectual property in December 2007.

Asset Impairment Expense

There were no asset impairments in 2008. However, we recorded zero value for the equity position we acquired from the lawsuit settlement with Hallwood Energy LP as they have subsequently filed for Chapter 11 bankruptcy in early 2009 (as described above).  In 2007, we fully impaired the value of intellectual property of the abrasive jetting technology by writing off $975,000, due to the uncertainty as to its value.

Interest Expense

Interest expense increased by $89,000 to $113,000 for the year ended December 31, 2008 compared to $24,000 for the year ended December 31, 2007. This increase is primarily related to the 2008 accrual of interest on to the notes payable – related party that had been suspended during bankruptcy proceedings in 2007.

Interest Income

Interest income increased by $19,000 to $22,000 for the year ended December 31, 2008 compared to $3,000 for the year ended December 31, 2007. This increase is primarily related to interest earned from higher average cash balances provided from the net proceeds of the lawsuit settlements with Hallwood and Quicksilver.

Other Income

Total other income decreased by $212,000 to $20,000 for the year ended December 31, 2008 compared to total other expense of $232,000 for the year ended December 31, 2007.  The decrease was due to commissions earned on the sale of third party oil and gas producing assets in 2007, which were not represented during fiscal 2008.

Loss From Continuing Operations

Loss from continuing operations decreased by $2.8 million to $2.3 million for the year ended December 31, 2008 compared to loss of $5.1 million for the year ended December 31, 2007.  This decrease is primarily related to the reduction in bankruptcy related legal fees as well as significant overhead reductions.

Income From Discontinued Operations

Income from discontinued operations increased by $14.1 million to $9.3 million for the year ended December 31, 2008 compared to a loss of $4.8 million for the year ended December 31, 2007.  The increase is primarily due to the lack of activity from discontinued operations, the debt forgiveness from the Hallwood settlement and other income recognized from the lawsuit settlements with Hallwood and Quicksilver during 2008, which was not present during the year ended December 31, 2007.

Net Income

Net Income for the year ended December 31, 2008 increased $16.9 million to $7.0 million from a loss of $9.9 million for the year ended December 31, 2007.  This increase is primarily related to the other income and income from discontinued operations recognized from the lawsuit settlements with Hallwood and Quicksilver as well as significant overhead reductions following our emergence from bankruptcy during 2008 versus 2007.

Liquidity and Capital Resources

Blast had total current assets of $1.6 million as of December 31, 2008, including a cash balance of $732,000, compared to total current assets of $153,000 as of December 31, 2007, including a cash balance of $49,000. The main reason for the increase in current assets was the remaining balance of cash received from the lawsuit settlements with Hallwood and Quicksilver net of certain obligations and the portion of the settlement proceeds receivable from Quicksilver due in September 2009.

Blast had total assets as of December 31, 2008 of $5.7 million compared to total assets of $1.2 million for the year ended December 31, 2007.  This increase in total assets was mainly due to the increase in cash balance discussed above and the long-term receivable created under the terms of the Quicksilver lawsuit settlement.

Blast also had total liabilities of $1.4 million as of December 31, 2008, consisting of current liabilities of $259,000 compared to total liabilities of $8.6 million as of December 31, 2007, consisting of current liabilities of $6.4 million.  The primary reason for the decrease in liabilities is the payment or forgiveness of certain obligations as a result of the lawsuit settlements with Hallwood and Quicksilver.

We had positive net working capital of $1.3 million and total stockholders’ equity of $4.3 million as of December 31, 2008 compared to negative working capital and total stockholders deficit of $5.1 million as of December 31, 2007. These changes were caused by the favorable legal settlements and significant overhead reductions.

During July 2008, Blast received a $500,000 cash payment under the terms of the settlement agreement in the Hallwood lawsuit.

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

An obligation for $191,000 owed to certain members of Blast’s Board of Directors for deferred compensation for the 2007 fiscal year and through September 30, 2008, was converted into shares of Blast’s common stock in October 2008. The common stock conversion was at $0.20 per share and shares were issued to those board members in exchange for the forgiveness of debt.

A secured $1.12 million note with Berg McAfee Companies, LLC remains outstanding as of December 31, 2008.  The note, which was extended for an additional three years from the effective date of the Plan, February 27, 2008, bears interest at eight-percent (8%) per annum, and contains an option to be convertible into shars of the company’s common stock at the rate of one share of common stock for each $0.20 of the note outstanding.

Cash Flows From Operating Activities

We had net cash used in operating activities of approximately $1.6 million for the year ended December 31, 2008 which was mainly due to $2.3 million of loss from continuing operations, offset by $0.9 million of changes in working capital, which included a decrease in accounts payable of $1.4 million and a decrease in accounts receivable of $1.3 million.

Cash Flows from Investing Activities

We used cash from investing activities of $147,000 for the year ended December 31, 2008 primarily related to capitalized improvements made to the AFJ rig as it prepared to return to field operations.

Cash Flows from Financing Activities

We had net cash provided from investing activities of $2.5 million for the year ended December 31, 2008 primarily related to the sale of $4 million in convertible preferred securities, which was offset by the redemption of $1 million in convertible preferred securities.

Blast raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies promptly after the approval of Blast’s Plan.  The proceeds were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.

We have no current commitment from our officers and directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective February 27, 2008, the client auditor relationship between Blast and Malone & Bailey, PC ("Malone") was terminated as Malone was dismissed by the Company. Effective February 27, 2008, the Company engaged GBH CPAs, PC, Certified Public Accountants ("GBH") as its principal independent public accountant for the fiscal year ended December 31, 2007. The decision to change accountants was recommended, approved and ratified by the Company's Board of Directors effective February 27, 2008.

Malone's report on the financial statements of the Company for the fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

In connection with the audit of the Company's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, there were no disagreements between Malone and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Malone would have caused Malone to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There were no reportable events as provided in Item 304(a)(v) of Regulation S-K during the Company's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased.

The Company authorized Malone to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Malone review the disclosure and Malone has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company. Such letter is incorporated by reference as an exhibit to this Report.

The Company did not previously consult with GBH regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(v)(B) of Regulation S-K) during the Company's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this years’ annual report.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

In October 2008, the Company amended its Bylaws to allow for the Company to issue shares in electronic form to help facilitate the issuance of shares in connection with the Company’s pending 2005 class action settlement.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board.  Our executive officers are as follows:

Name	Age	Position
John O’Keefe	60	CEO
John MacDonald	50	CFO & Secretary

Biographical information for our executive officers is set forth below:

John O’Keefe was appointed Chief Executive Officer in March 2007. From May 2004 until March 2007, Mr. O’Keefe served as Co-Chief Executive Officer of the Company.  From January 2004 through May 2004 he served as Executive Vice President and from January 2004 until March 2007, Mr. O’Keefe served as Chief Financial Officer.
From September 1999 to October 2000, Mr. O’Keefe served as Vice President of Investor Relations of Santa Fe Snyder, and from October 2000 to December 2003, he served as Executive Vice President and Chief Financial Officer of Ivanhoe Energy. He spent the majority of his career with Sun Oil Company and BP. Mr. O’Keefe has a B.A. in Business from the University of Portsmouth, is a Chartered Accountant and graduated from the Program for Management Development (PMD) from the Harvard Graduate School of Business in 1985 under sponsorship of Sun Oil Company.

John MacDonald has served as our Chief Financial Officer since April 2007. From March 2004 until March 2007, Mr. MacDonald served as Vice President of Investor Relations and Corporate Secretary. He retains the title of Corporate Secretary.  From January 2004 until March 2004, Mr. MacDonald served as an Investor Relations consultant. From June 2001 until December 2003 he was Vice President of Investor Relations for Ivanhoe Energy.  Mr. MacDonald held investor relations and financial analysis positions with EEX Corporation and Oryx Energy from 1980 to 2001.  Mr. MacDonald received an MBA from Southern Methodist University in 1994 and his B.A. from Oklahoma State University in 1980.

Directors

All of the current directors will serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified. Our board of directors are as follows:

Name	Age	Position
Roger P. (Pat) Herbert	62	Chairman of the Board, Director
John R. Block	74	Director
Joseph J. Penbera, Ph.D.	61	Director
Jeffrey R. Pendergraft	60	Director
Michael L. Peterson	47	Director

Biographical information for our directors is set forth below:

Roger P. (Pat) Herbert has served as a Director of the Company since June 2005.  He has worked in the energy services business for nearly 30 years. Mr. Herbert has served as CEO and as a director of JDR Cable Systems (Holdings) Ltd. since July 2002.  From September 2000 to July 2002 he was Chairman and CEO of GeoNet Energy Services, a company he founded. Prior to that time, Mr. Herbert worked at International Energy Services, Baker Hughes and Smith International.  Mr. Herbert currently serves on the board of Scorpion Offshore, a publicly traded Norwegian energy services company, and also serves as Chairman of the Audit Committee.  Mr. Herbert received his MBA from Pepperdine University, his B.S.E. from California State University-Northridge and is a registered professional engineer in the State of Texas.

John R. Block has served as a director since May 2000. He currently serves as Senior Legislative Advisor to Olsson, Frank and Weeda, P.C., an organization that represents the food industry, a position he has held since January 2005. From January 2002 until January 2005, he served as Executive Vice President at the Food Marketing Institute.  From February 1986 until January 2002, Mr. Block served as President of Food Distributors International.  Prior to that time, Mr. Block served as Secretary of Agriculture for the US Department of Agriculture from 1981 to 1986. He currently serves as a director of and Hormel Foods Corp. and AE BioFuels, a company controlled by Eric McAfee. Mr. Block received his B.A. from the US Military Academy.

Joseph J. Penbera, Ph.D. co-founded our company and has served as a director since its inception in April 1999. Since August 1985, he has been a Professor of Business at California State University, Fresno, where he previously served as Dean of the Craig School of Business, and was appointed a Senior Fulbright Scholar in March 2005. Dr. Penbera was Senior Economist at Westamerica Bank, Regency Bancorp and California Bank from January 1994 to January 2002. Dr. Penbera is lead director and has served on the board of Gottschalks, Inc., a publicly traded regional department store since October 1986. He also has served on the board of directors of Rug Doctor, Inc., since October 1987 and as chairman on the board for California-based, Intravenous Access Technology, Inc., since September 2007. Dr. Penbera received his Ph.D. from American University, his MPA from Bernard Baruch School and his B.A. from Rutgers University.

Jeffrey R. Pendergraft has served as a director since June, 2006.  He currently serves as Chairman and Chief Executive Officer of HNNG Development, a company focused on commercialization of low BTU natural gas, and has served in those positions since November 2004. In addition, he is the founder and principal of the Wind Rose Group, an energy investment and advisory firm, which he has served as Chairman of since January 2001. His broad background includes private investments, financings, mergers and acquisitions. He has been recognized for achievements in change management, corporate governance, finance, and legal affairs. Prior to forming Wind Rose in 2001, he was EVP and Chief Administrative Officer at Lyondell Chemical and prior to that time he served as staff counsel for ARCO.  Mr. Pendergraft received his B.A. from Stanford University, and his Juris Doctor from Stanford University School of Law.

Michael L. Peterson, 47, joined the board as a director in May 2008. He is currently Chairman and CEO of Solargen Energy Inc, a developer of large thin-film solar farms, and managing partner of California-based, Pascal Management, a registered Investment Advisor. In 2005, he co-founded and became a managing partner of American International Partners, a venture investment fund based in Salt Lake City. Prior to that time, he served for four years as a First Vice President at Merrill Lynch. For a majority of his career, he was employed by Goldman Sachs & Co. as a Vice President with the responsibility for a team of professionals that advised and managed over $7 billion in assets. Mr. Peterson received his MBA at the Marriott School of Management and a B.S. from Brigham Young University. He is also a director of AE Biofuels, a company controlled by Eric McAfee.

Certain of our Directors are Directors of entities affiliated with BMC which could cause actual or perceived conflicts of interest between us and BMC and could cause the value for our securities to become devalued or worthless.

Committees of the Board of Directors

We currently have an audit committee, a compensation committee, and a nominating and corporate governance committee.

 Audit Committee

The audit committee of the Board currently consists of Dr. Penbera, Mr. Herbert, Mr. Peterson and Mr. Block, each of whom are independent, non-employee directors. The audit committee selects, on behalf of our board of directors, an independent public accounting firm to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management, and recommend to our board of directors whether the audited financials should be included in our Annual Reports to be filed with the SEC. The audit committee operates pursuant to a written charter, which was adopted in 2003. During the last fiscal year, the audit committee held three meetings.

All of the members of the audit committee are non-employee directors who: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) did not participate in the preparation of our financial statements or the financial statements of Blast; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. The Board has determined that Dr. Penbera and qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act. He receives compensation for board service only and is not otherwise an affiliated person.

Compensation Committee

The compensation committee of the board consists of Mr. Block, Mr. Pendergraft, and Mr. Peterson, each of whom are independent directors, as defined in Rule 10A-3 of the Exchange Act. The compensation Committee reviews and approves (1) the annual salaries and other compensation of our executive officers, and (2) individual stock and stock option grants. The compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices, and assists with the administration of our compensation plans. The compensation committee operates pursuant to a written charter, which was adopted in 2003.  During the last fiscal year the compensation committee held two meetings.

 Nominating and Corporate Governance Committee

The nominating and corporate governance committee of the board currently consists of Mr. Herbert, Dr. Penbera, and Mr. Pendergraft, each of whom are found by the board of directors to be an “independent director” pursuant to the applicable rules and regulations promulgated by the SEC. The nominating and corporate governance committee assists our board of directors in fulfilling its responsibilities by: identifying and approving individuals qualified to serve as members of our board of directors, selecting director nominees for our annual meetings of shareholders, evaluating the performance of our board of directors, and developing and recommending to our board of directors corporate governance guidelines and oversight procedures with respect to corporate governance and ethical conduct. This committee operates pursuant to a written charter adopted in 2003. During the last fiscal year, the nominating and corporate governance committee held two meetings.

 Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Mr. Block, Mr. Pendergraft, and Mr. Peterson. None of the committee members has ever been an employee of Blast Energy Services, Inc. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or compensation committee.

Code of Ethics for the CEO and CFO

In 2005, in accordance with SEC rules, the then audit committee and the Board adopted a Code of Ethics for the Company’s senior officers.  The Board believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance.  This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.  The Code of Ethics is available on our website at www.blastenergyservices.com.

Section 16(a) Beneficial Ownership Reporting Compliance

As Blast does not have securities registered pursuant to Section 12(b) or Section 12(g) of the Securities Act of 1934, as amended (the “Exchange Act”), Blast’s officers, Directors and significant shareholders are not subject to reporting and disclosure requirements of Section 16(a) of the Exchange Act.

 Audit Committee Report

The Audit Committee of the Board currently consists of Dr. Penbera, Mr. Herbert, Mr. Block and Mr. Peterson all of which are independent, non-employee directors.

The Audit Committee operates under a written charter adopted by the Board, which is evaluated annually. The charter of the Audit Committee is available on the Company’s website at www.blastenergyservices.com under the same heading as the Code of Ethics.  The Audit Committee selects, evaluates and, where deemed appropriate, replaces the Company’s independent auditors.  The Audit Committee also pre-approves all audit services, engagement fees and terms, and all permitted non-audit engagements.

Management is responsible for the Company’s internal controls and the financial reporting process.  The Company’s independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and issuing a report on the Company’s consolidated financial statements.  The Audit Committee’s responsibility is to monitor and oversee these processes.

In this context, the Audit Committee has reviewed the Company’s audited financial statements for fiscal 2008 and has met and held discussions with management and GBH CPAs, PC, the Company’s independent auditors.  Management represented to the Audit Committee that the Company’s consolidated financial statements for fiscal 2008 were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee discussed the consolidated financial statements with the independent auditors. The Audit Committee also discussed with GBH CPAs, PC matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees).

GBH CPAs, PC also provided to the Audit Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with GBH CPAs, PC the accounting firm’s independence.

Based upon the Audit Committee’s discussion with management and GBH CPAs, PC, and the Audit Committee’s review of the representation of management and the report of GBH CPAs, PC to the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC.

Submitted by the Audit Committee of the Board of Blast Energy Services, Inc.

Joseph J. Penbera, PhD., Roger P. (Pat) Herbert, Michael L. Peterson, and John R. Block

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Objectives of Our Executive Compensation Program

The compensation committee of our Board (the “Compensation Committee”) administers our executive compensation program. The Compensation Committee is composed entirely of independent directors.

The general philosophy of our executive compensation program is to align executive compensation with the Company’s business objectives and the long-term interests of our stockholders. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals. In addition, the Company strives to provide compensation that is competitive with other energy services companies and that will allow us to attract, motivate, and retain qualified executives with superior talent and abilities.

Our executive compensation is designed to reward achievement of the Company’s corporate goals. In 2008, our corporate goals included, but were not limited to:  (i) emerging from bankruptcy with existing equity holders in place; (ii) negotiating favorable settlements to the customer lawsuits; (iii) growing the Company’s satellite business ; (iv) developing a commercially viable AFJ and IPSM business; and (v) obtaining additional financing as needed. This focus allows us to reward our executives for their roles in creating value for our stockholders. In 2009, our corporate goals will be primarily focused on growing the Company’s AFJ and satellite businesses.

The Role of the Compensation Committee

The Compensation Committee has the primary authority to determine the Company’s compensation philosophy and to establish compensation for the Company’s executive officers. The Compensation Committee oversees the Company’s compensation and benefit plans and policies; administers the Company’s stock option plans; reviews the compensation components provided to Blast’s officers, employees, and consultants; grants options to purchase common stock to Blast’s officers, employees, and consultants; and reviews and makes recommendations to the Board regarding all forms of compensation to be provided to the members of the Board.

The Compensation Committee generally sets the initial compensation of each executive. The Compensation Committee annually reviews and in some cases adjusts compensation for executives. Although, the CEO provides recommendations to the Compensation Committee regarding the compensation of the other executive officers, the Compensation Committee has full authority over all compensation matters relating to executive officers.

Elements of Executive Compensation

Although the Compensation Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, it strives to maintain a strong link between executive incentives and the creation of stockholder value. Therefore, the Company emphasizes incentive compensation in the form of stock options or warrants rather than base salary.

Executive compensation consists of the following elements:

Base Salary.  Base salaries for our executives are generally established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions and recognizing the Company’s ability to pay. Prior to making its recommendations and determinations, the Compensation Committee reviews each executive’s:

•	historical pay levels;
•	past performance; and
•	expected future contributions.

The Compensation Committee does not use any particular indices or formulae to arrive at each executive’s recommended pay level.

Incentive Bonus. The Compensation Committee reserves the right to provide our executives incentive bonuses, which the Committee may grant in its sole discretion, if they believe are in Blast’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue generated as a direct result of the actions and abilities of those executives.

Equity Awards.  We also use long-term incentives in the form of stock options or warrants. Employees and executive officers generally receive stock option grants at the commencement of employment and periodically receive additional stock option grants, typically on an annual basis. Additionally, in connection with the approval of the Plan, the Bankruptcy Court approved a pool of 4 million five-year warrants with a $0.20 exercise price for the Board to award. To date, 850,000 of such warrants have been awarded. We believe that equity awards are instrumental in aligning the long-term interests of the Company’s employees and executive officers with those of the stockholders because such individuals realize gains only if the stock price increases. Equity awards also help to balance the overall executive compensation program, with base salary providing short-term compensation and equity participation rewarding executives for long-term increases in stockholder value.

Options are generally granted through our 2003 Employee Stock Option Plan that authorizes us to grant options to purchase shares of common stock to our employees and directors. The Compensation Committee reviews and approves stock option awards to executive officers in amounts that are based upon a review and assessment of:

•	competitive compensation data;
•	individual performance;
•	each executive’s existing long-term incentives; and
•	retention considerations.

Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management, such as the CEO. Stock options are granted with an exercise price equal to the fair market value of our common stock on the day of grant and typically vest ratably over a three year period. In 2008, no stock options were awarded to executive officers.

Compensation Committee Report

The Compensation Committee of the Board is composed of three independent directors as defined under the Marketplace Rules of The Nasdaq Stock Market Inc. (“Nasdaq”). The Compensation Committee operates under a written charter adopted by the Board. The members of the Compensation Committee are John Block, Jeffrey R. Pendergraft, and Michael L. Peterson.  We believe that each member of the Compensation Committee meets the director independence requirements set forth in the applicable Securities and Exchange Commission (“Commission”) rules and Nasdaq Rules.

The Compensation Committee administers Blast’s 2003 Employee Stock Option Plan; reviews compensation components to be provided to Blast’s  officers, employees, and consultants; grants options to purchase common stock and restricted stock to Blast’s  officers, employees, and consultants; and reviews and makes recommendations to the Board regarding all forms of compensation to be provided to the members of the Board. The Compensation Committee believes it has fulfilled its responsibilities under its charter for the fiscal year ended December 31, 2008.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) for the fiscal year ended December 31, 2008 with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Blast’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Submitted by the Compensation Committee of the Board of Blast Energy Services, Inc.

John Block, Jeffrey R. Pendergraft, and Michael L. Peterson

Summary Compensation Table

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2008 and 2007 exceeded $100,000

Name and Principal Position	Year	Salary ($)	Option & Warrant Awards ($)[1]	All Other Compensation ($)[2]	Total ($)
John O’Keefe	2008	208,333[3]	121,372	-	329,705
CEO and President	2007	200,000	-	-	200,000

John MacDonald	2008	185,500[4]	43,964	-	229,464
CFO and Secretary	2007	105,000	-	-	105,000

Andrew Wilson	2008	182,292[5]	60,776	-	243,068
VP Bus. Development	2007	175,000	-	-	175,000

David Adams	2008	-	-	-	-
Former President	2007	70,000	-	130,000	200,000

No executive officer received any bonus, stock awards, non-equity incentive plan compensation, or non-qualified deferred compensation earnings during the periods presented above.  The table above excludes perquisites and other personal benefits, or property, in the event the aggregate amount of such compensation is less than $10,000.
______________________

(1) Reflects the amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123(R) (but disregarding forfeiture estimates related to service-based vesting conditions) and, accordingly, includes amounts from options granted prior to 2007. See the information appearing under the heading entitled “Stock Options and Warrants” in Note 15 to our consolidated financial statements in Part IVof this Annual Report.

(2) Represents accrued severance pay related to the terms of Mr. Adam’s employment contract following his resignation on June 30, 2007 and paid upon the confirmation of the Plan of Reorganization on February 27, 2008.

(3) Includes $8,333 of deferred pay from 2006 paid to Mr. O’Keefe upon the confirmation of the Plan of Reorganization on February 27, 2008.

(4) Includes the $35,500 in deferred pay from 2007 following promotion to CFO in April 2007 paid upon the confirmation of the Plan of Reorganization on February 27, 2008.

(5) Includes $7,292 of deferred pay from 2006 paid to Mr. Wilson upon the confirmation of the Plan of Reorganization on February 27, 2008.

Executive Employment Agreements

John O’Keefe is employed by us pursuant to an Employment Agreement entered into upon the confirmation of the Plan of Reorganization on February 27, 2008. Mr. O’Keefe is employed as CEO and President of the Company at an annual salary of $200,000.  The term of the agreement is for one year and is automatically renewed unless cancelled by the Board. The contract may be cancelled by either party with a 60-day written notice. Should the contract be cancelled by the Company, he is entitled to severance pay equal to six months pay. Mr. O’Keefe is also entitled to participate in our annual compensation program with a potential bonus up to 50% of his base. Effective March 31, 2007 Mr. O’Keefe assumed the title of CEO and President. Prior to that date he had been the Company’s co-CEO and CFO since January 2004.

John MacDonald is employed by us pursuant to an Employment Agreement entered into upon the confirmation of the Plan of Reorganization on February 27, 2008.  Mr. MacDonald is employed as Executive Vice President and CFO of the Company at an annual salary of $150,000.  he term of the agreement is for one year and is automatically renewed unless cancelled by the Board. The contract may be cancelled by either party with a 60-day written notice. Should the contract be cancelled by the Company, he is entitled to severance pay equal to six months pay. Mr. MacDonald is also entitled to participate in our annual compensation program with a potential bonus up to 50% of his base. Mr. MacDonald had been the Company’s CFO since April 2007 and retained his duties  as Vice President of Investor Relations and Corporate Secretary since March 2004.

Andrew Wilson is employed by us pursuant to an Employment Agreement entered into upon the confirmation of the Plan of Reorganization on February 27, 2008.  Mr. Wilson is employed as Vice President - Business Development of the Company at an annual salary of $175,000.  The term of the agreement is for one year and is automatically renewed unless cancelled by the Board. The contract may be cancelled by either party with a 60-day written notice. Should the contract be cancelled by the Company, Mr. Wilson is entitled to severance pay equal to six months pay. Mr. Wilson is also entitled to participate in our annual compensation program with a potential bonus up to 50% of his base.

Grants of Plan Based Awards in 2008

The following table presents each grant of warrants established under the Plan of Reorganization to the individuals named in the summary compensation table above.

Name	Grant Date	Securities Underlying Warrants(1)	Exercise Price of Warrant Awards	Grant Date Fair Value of Warrants
John O’Keefe	05/15/08	400,000	$ 0.20	$ 63,912

John MacDonald	05/15/08	200,000	$ 0.20	$ 31,956

Andrew Wilson	05/15/08	200,000	$ 0.20	$ 31,956
______________________
(1)	Vests immediately on date of grant.

Each of the options in the foregoing table was granted under the Company’s 2003 Employee Stock Option Plan. Warrants were granted under the terms established by the Second Amended Plan of Reorganization (the “Plan”).

Outstanding Equity Awards at Fiscal Year-End

Warrant and Option Awards*
Name	Securities Underlying Unexercised Equity Awards (#) Exercisable	Securities Underlying Unexercised Equity Awards (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John O’Keefe	400,000(1)	-	-	$ 0.20	05/15/13
	80,000	-	-	$ 4.28	01/21/14
	420,000	-	-	$ 0.90	07/29/14
	400,000	-	-	$ 0.80	12/31/15

John MacDonald	200,000(1)	-	-	$ 0.20	05/15/13
	100,000	-	-	$ 0.40	03/14/15
	50,000	-	-	$ 0.80	12/31/15

Andrew Wilson	10,000	-	-	$ 0.10	03/01/13
	744,792	-	-	$ 0.10	04/15/13
	200,000(1)	-	-	$ 0.20	05/15/13
	200,000	-	-	$ 0.80	12/31/15

(1) Warrants.  All other equity awards represent Options.
*None of the Company’s officers or Directors held any outstanding Non-vested Stock Awards as of December 31, 2008.

Director Compensation

The following table presents summary information for the year ended December 31, 2008 regarding the compensation of the non-employee members of our board. Mr. Peterson was appointed to the board in May, 2008.

	Fees Earned or Paid in Cash ($)(1)	Fees Earned or Paid in Stock ($)(2)	Other Compensation ($)(3)	Option Awards ($)(4)	Total ($)
John R. Block	-	55,000	10,500	34,035	99,535
Roger P. (Pat) Herbert	-	92,000	15,000	34,035	141,035
Scott J. Johnson(5)	47,000	14,500	-	-	61,500
Joseph J. Penbera, PhD	47,000	40,500	12,000	34,035	133,535
Jeffrey R. Pendergraft	-	68,500	10,500	34,035	113,035
Michael L. Peterson	-	10,000	7,500	31,128	48,628
Frederick R. Ruiz(5)	-	39,000	-	-	39,000
O. James Woodward, III(5)	61,000	35,500	-	-	96,500

No Director received any non-equity incentive plan compensation, or non-qualified deferred compensation earnings during the periods presented above.  The table above excludes perquisites and other personal benefits, or property, in the event the aggregate amount of such compensation is less than $10,000.
_____________________

(1)	Reflects payment in cash of deferred compensation for the 2007 fiscal year and through September 30, 2008.

(2)
Reflects payment in shares of common stock of deferred compensation from 2006 totaling $164,000 and unpaid director fees totaling $191,000 for the 2007 fiscal year and through September 30, 2008. The stock was issued at $0.20 per share.

(3)	Reflects fourth quarter 2008 board fees deferred at year end.

(4)
Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123R (but disregarding forfeiture estimates related to service-based vesting conditions).

(5)	Former director – retired in 2008.

Former directors Frederick R. Ruiz and O. James Woodard, III each exercised options for 50,000 shares of common stock during the fiscal year ended December 31, 2008.

The following table presents the fair value of each grant of stock options in 2008 to non-employee members of our board of directors, computed in accordance with FAS 123R:

Name	Grant Date	Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Options
John R. Block	05/05/08	150,000	$ 0.20	$ 34,035
Roger P. (Pat) Herbert	05/05/08	150,000	$ 0.20	$ 34,035
Joseph J. Penbera, PhD	05/05/08	150,000	$ 0.20	$ 34,035
Jeffrey R. Pendergraft	05/05/08	150,000	$ 0.20	$ 34,035
Michael L. Peterson	05/28/08	150,000	$ 0.20	$ 31,128

Compensation of Directors

Currently, each independent director earns compensation as outlined in the table below. In April and October 2008 Blast’s current and former Directors converted unsecured claims for unpaid director fees from 2006 totaling $164,000 and unpaid director fees from 2007 and as of September 30, 2008 totaling $191,000 into 820,000 shares and 955,000 shares of Blast’s common stock, respectively. These conversions were at the rate of one share for each $0.20 of the deferred amount owed. In total, the following shares were issued to Board members in 2008 for unpaid fees:

No. of shares
Jack Block	275,000
Roger (Pat) Herbert	460,000
Scott Johnson (retired)	72,500
Joe Penbera	202,500
Jeffrey Pendergraft	342,500
Michael Peterson	50,000
Fred Ruiz (retired)	195,000
O. James Woodward III (retired)	177,500

The Board of Directors reserves the right in the future to award the members of the Board of Directors additional cash or stock based consideration for their services to Blast, which awards, if granted shall be in the sole determination of the Board of Directors.

 In summary, Board members fees are calculated on the following basis:

Monthly Retainer	Amount
Board Chair	$ 2,500
Board Member	$ 2,500
Audit Committee Chair	$ 1,500
Compensation Committee Chair	$ 1,000
Nominating and Governance Committee Chair	$ 1,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2009, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of March 30, 2009, there were 61,817,404 shares of common stock issued and outstanding including 1,150,000 approved but unissued shares arising from the class action settlement from 2005 and 35,000 shares, that are still outstanding as of the filing of this report, but which shares the Blast expects to cancel in the second quarter of 2009.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner[1]	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%
Laurus Master Fund Ltd.	8,995,089	(2)	12.95%
335 Madison Ave.
New York, New York 10017

Berg McAfee Companies LLC(3)	8,733,436	(4)	14.13%
10600 N. De Anza Blvd., #250
Cupertino, California 95014

McAfee Capital LLC(5)	6,080,000	(6)	9.24%
10600 N. De Anza Blvd., #250
Cupertino, California 95014

Eric A. McAfee	16,026.534	(7)	24.35%
10600 N. De Anza Blvd., #250
Cupertino, California 95014

Clyde Berg	15,188,436	(8)	23.08%
10600 N. De Anza Blvd., #250
Cupertino, California 95014

Officers and Directors:
John O’Keefe	1,845,000	(9)	2.92%
John MacDonald	531,450	(10)	*
John R. Block	670,083	(11)	1.07%
Roger P. (Pat) Herbert	617,333	(12)	1.00%
Joseph J. Penbera, PhD	1,480,785	(11)	2.38%
Jeffrey R. Pendergraft	480,333	(13)	*
Michael L. Peterson	920,833	(14)	1.48%
All directors and executive officers as a group (7 persons)	6,545,817	(15)	10.47%

* Less than 1%

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is c/o Blast Energy Services, Inc., 14550 Torrey Chase Blvd., Suite 330, Texas 77014.

(2)
Consisting of (i) 1,350,000 shares of common stock, (ii) 6,090,000 shares of common stock underlying warrants exercisable at $1.44 per share and (iii) 1,555,089 shares of common stock underlying warrants exercisable at a price of $0.01 per share.  Under the terms of the warrants, Laurus is prohibited from exercising the warrants in an amount which would cause it and its affiliates to beneficially own more than 4.99% of the common stock of Blast.

(3)	Berg McAfee Companies is controlled by Clyde Berg and Eric McAfee.

(4)	Consisting of 8,733,436 shares of common stock held by Berg McAfee Companies LLC.

(5)	McAfee Capital is controlled by Eric McAfee. Eric McAfee is the Company’s former Vice-Chairman.

(6)
Consisting of (i) 2,080,000 shares of common stock held, (ii) 3,000,000 shares of common stock underlying preferred stock exercisable at $.50 per share and (iii) 1,000,000 shares of common stock underlying warrants exercisable at $0.10 per share.

(7)
Consisting of: (i) 1,213,098 common shares held personally, including 90,000 shares held by members of Mr. McAfee’s household, which Mr. McAfee is deemed to beneficially own; (ii) 8,733,436 shares of common stock held by Berg McAfee Companies LLC, which Mr. McAfee is deemed to beneficially own; (iii) 2,080,000 common shares, 3,000,000 common shares issuable upon the exercise of the Convertible Preferred stock  and 1,000,000 warrants issued in connection with the Convertible Preferred stock offering held by McAfee Capital LLC, which Mr. McAfee is deemed to beneficially own (as described herein).

(8)
Consisting of: (i) 2,455,000 common shares held personally, (ii) 8,733,436 shares of common stock held by Berg McAfee Companies LLC, which Clyde. Berg is deemed to beneficially own; (iii) 3,000,000 common shares issuable upon the exercise of the Convertible Preferred stock; and (iv) 1,000,000 warrants issued in connection with the Convertible Preferred stock offering (as described herein).

(9)
Consisting of: (i) 545,000 shares of common stock held personally or through family-owned entities in which Mr. O’Keefe has investment and voting power and (ii) 1,300,000 shares of common stock underlying options or warrants.

(10)	Consisting of: (i) 181,450 shares of common stock and (ii). 350,000 shares of common stock underlying options or warrants.

(11)	Consisting of (i) 443,250 shares of common stock and (ii) 222,667 shares of common stock underlying options .

(12)	Consisting of (i) 472,500 shares of common stock and (ii)140,667 shares of common stock underlying options .

(13)	Consisting of (i) 1,253,952 shares of common stock and (ii) 222,667 shares of common stock underlying options .

(14)	Consisting of (i) 347,500 shares of common stock and (ii)128,667 shares of common stock underlying options .

(15)	Consisting of (i) 800,000 shares of common stock and (ii)116,667 shares of common stock underlying options .

(16)	Consisting of the holdings provided above in notes 9 through 15.

Item 13. Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Berg McAfee Companies

In 2008, Berg McAfee Companies, LLC (“BMC”) extended the term for the $1.0 million Note secured on the Applied Fluid Jetting rig (described below) for three years. The revised Note was issued for $1.12 million, including accumulated interest, and carries an 8% interest rate and is convertible into common stock at $0.20 per share.

On July 15, 2005, Blast entered into an agreement to develop its initial applied jetting rig with BMC. The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period.  Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90 percent to Blast and 10 percent to BMC for a ten-year period following repayment. After ten years, Blast will receive all of the revenue from the rig. BMC also has the option to fund an additional three rigs under these commercial terms.  This note originally due in March 2007 was extended for three years, as described above.

McAfee Capital

On the effective date, the Plan allowed McAfee Capital to convert the $416,000 outstanding balance of the DIP loan, including accrued interest, they provided during the bankruptcy into the Company’s common stock at the rate of one share of common stock for each $0.20 of the DIP loan outstanding. Accordingly, 2,080,000 shares were issued to McAfee Capital in April 2008.

In January 2008, Blast sold the rights to an aggregate of 1,000,000 units each consisting of four shares of Series A Convertible Preferred Stock and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $2,000,000 or $2.00 per Unit, to McAfee Capital, LLC.  The Units were issued after Blast was re-domiciled and the Preferred Stock authorized.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted piggy-back registration rights in connection with the sale of the Units. In October 2008, the Company redeemed 1,000,000 of the Preferred Stock shares for $500,000.

Clyde Berg

On the effective date, the Plan allowed Mr. Berg to convert the $416,000 outstanding balance of the DIP loan , including accrued interest, he provided during the bankruptcy into the Company’s common stock at the rate of one share of common stock for each $0.20 of the DIP loan outstanding. Accordingly, 2,080,000 shares were issued to Mr. Berg in April 2008.

In January 2008, Blast sold the rights to an aggregate of 1,000,000 units each consisting of four shares of Series A Convertible Preferred Stock and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $2,000,000 or $2.00 per Unit, to Clyde Berg, an individual.  The Units were issued after Blast was re-domiciled and the Preferred Stock authorized.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted piggy-back registration rights in connection with the sale of the Units. In October 2008, the Company redeemed 1,000,000 of the Preferred Stock shares for $500,000.  As a partner in BMC and in combination with holding these units, Mr. Berg is the beneficial holder of more than 5% of the outstanding shares of common stock of Blast.

Eric McAfee

As a partner in BMC and McAfee Capital and in combination with his personal holdings, Mr. McAfee is the beneficial holder of more than 5% of the outstanding shares of common stock of Blast. Eric McAfee is the Company’s former Vice-Chairman.

Director Independence
Director	Independent	Audit Committee	Nominating & Corporate Governance Committee
John R. Block	X	X
Roger P. (Pat) Herbert	X	X	X
Joseph J. Penbera	X	X	X
Jeffrey R. Pendergraft	X		X
Michael L. Peterson	X	X

In October 2008, Mr. Block was appointed to the board of directors for AE Biofuels, a California-based vertically integrated biofuels company.  The Chairman and CEO of AE Biofuels is Eric McAfee. Mr. McAfee is also the managing partner for McAfee Capital LLC and president of Berg McAfee Companies LLC, both of whom are significant shareholders of Blast. Michael Peterson is also a director of AE Biofuels.

Employment Agreements

John O’Keefe is employed by us pursuant to an Employment Agreement entered into upon the confirmation of the Plan of Reorganization on February 27, 2008. Mr. O’Keefe is employed as CEO and President of the Company at an annual salary of $200,000.

John MacDonald is employed by us pursuant to an Employment Agreement entered into upon the confirmation of the Plan of Reorganization on February 27, 2008.  Mr. MacDonald is employed as Executive Vice President and CFO of the Company at an annual salary of $150,000.

Andrew Wilson is employed by us pursuant to an Employment Agreement entered into upon the confirmation of the Plan of Reorganization on February 27, 2008.  Mr. Wilson is employed as Vice President of Business Development of the Company at an annual salary of $175,000.

The Employment Agreements are described in greater detail above under “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by GBH CPAs, PC for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2007 and Malone & Bailey, PC for the quarterly reviews for the year ended December 31, 2007 and fees billed for other services rendered by it during those periods.

	2008	2007
GBH CPAs, PC:
Audit fees	$ 55,000	$ 24,000
Other non-audit fees	-	-
Tax related fees	-	-

Malone & Bailey, PC
Audit fees	-	42,046
Other non-audit fees	-	10,368
Tax related fees	-	-

Total	$ 55,000	$ 76,414

Audit Related Fees

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Blast’s consolidated financial statements and are not reported under Audit fees.

Tax Fees

Tax related fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. The services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

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

PART IV

Item15. Exhibits and Financial Statement Schedules.

(a)           1.           Financial Statements of the Company (attached below)

2.	Financial Statement Schedules

The required information is included in the Consolidated Financial Statements or Notes thereto.

3.	List of Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K

Exhibit 2.2	Articles of Merger (California and Texas) Filed on April 7, 2008 with the SEC, Form 10-KSB

Exhibit 3.1	Certificate of Formation Texas Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 3.2	Certificate of Designation of Series A Preferred Stock Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 3.3	Bylaws of Blast Energy Services, Inc., Texas Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

Exhibit 4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

Exhibit 10.1	Second Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.2	First Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.3	Subscription Agreement and Related Exhibits with Clyde Berg Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.4	Subscription Agreement and Related Exhibits with McAfee Capital, LLC Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.5	Laurus Master Fund, Ltd. $2.1 million Security Agreement Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.6	Berg McAfee Companies $1.12 million Note Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.7	Settlement Agreement Filed on May 14, 2007 with the SEC, Form 8-K

Exhibit 10.8	Eagle Domestic Drilling Operations LLC and Hallwood Energy, LP and Hallwood Petroleum LLC Settlement Agreement Filed on April 7, 2008 with the SEC, Form 10-KSB

Exhibit 10.9	Employment Agreement with John O’Keefe Filed on November 13, 2008 with the SEC, Form 10-Q

Exhibit 10.10	Employment Agreement with John MacDonald Filed on November 13, 2008 with the SEC, Form 10-Q

Exhibit 16.1	Letter from Malone & Bailey, PC Filed on March 5, 2008 with the SEC, Form 8-K

Exhibit 21.1*	Subsidiaries

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SIGNATURES

BLAST ENERGY SERVICES, INC.

By:	/s/ John O’Keefe
John O’Keefe Chief Executive Officer and Principal Executive Officer
By:	/s/ John MacDonald
John MacDonald Chief Financial Officer and Principal Accounting Officer

Date:	March 31, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN O’KEEFE	Chief Executive Officer and	March 31, 2009
John O’Keefe	Principal Executive Officer

/s/ JOHN MACDONALD	Chief Financial Officer and	March 31, 2009
John MacDonald	Principal Accounting Officer

/s/ JOHN R. BLOCK	Director	March 31, 2009
John R. Block

/s/ ROGER P. HERBERT	Director	March 31, 2009
Roger P. Herbert

/s/ JOSEPH J. PENBERA	Director	March 31, 2009
Joseph J. Penbera

/s/ JEFFREY R. PENDERGRAFT	Director	March 31, 2009
Jeffrey R. Pendergraft

/s/ MICHAEL L. PETERSON	Director	March 31, 2009
Michael L. Peterson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Blast Energy Services, Inc.
 Houston, Texas

We have audited the accompanying consolidated balance sheets of Blast Energy Services, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of Blast Energy Services, Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blast Energy Services, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Blast Energy Services, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Blast incurred a loss from continuing operations for the year ended December 31, 2008 and an accumulated deficit at December 31, 2008 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 30, 2009

BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
Assets
Current Assets:
Cash	$731,631	$48,833
Accounts receivable, net	107,065	46,292
Other assets	53,254	57,409
Current portion of long-term receivable	666,667	-
Total Current Assets	1,558,617	152,534

Equipment, net of accumulated depreciation of $68,282 and $35,488	1,191,263	1,083,645
Long-term accounts receivable	2,933,333	-
Total Assets	$5,683,213	$1,236,179

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$24,085	$1,384,929
Accrued expenses	225,312	612,476
Deferred revenue	9,459	10,517
Advances-related parties	-	1,700,000
Notes payable – other	-	542,500
Liabilities of discontinued operations	-	2,112,413
Short-term portion of senior debt	-	2,100,000
Total Current Liabilities	258,856	8,462,835

Long-Term Liabilities:
Notes payable – related party	1,120,000	-
Liabilities of discontinued operations	-	125,000
Total Liabilities	1,378,856	8,587,835

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized; 6,000,000 and -0- shares issued and outstanding	6,000	-
Common stock, $.001 par value, 180,000,000 shares authorized; 60,432,404 and 52,027,404 shares issued and outstanding	60,432	52,027
Additional paid-in capital	75,102,481	70,471,873
Accumulated deficit	(70,864,556)	(77,875,556)
Total Stockholders’ Equity (Deficit)	4,304,357	(7,351,656)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,683,213	$1,236,179

See notes to the consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008	2007

Revenue:	$432,012	$418,468

Operating expenses:
Cost of sales	682,995	451,853
Selling, general and administrative	1,923,814	4,198,283
Depreciation and amortization	38,458	93,366
Impairment of intellectual property	-	975,000
Total operating expenses	2,645,267	5,718,502

Operating loss	(2,213,255)	(5,300,034)

Other income (expense):
Other income	19,947	232,434
Interest income	22,177	2,740
Interest expense	(112,951)	(23,758)
Loss on disposal of equipment	(1,270)	-
Total other income (expense)	(72,097)	211,416

Loss from continuing operations	(2,285,352)	(5,088,618)
Income (loss) from discontinued operations	9,296,352	(4,785,554)
Net Income (loss)	$7,011,000	$(9,874,172)

Preferred dividends	253,151	-
Net income (loss) attributable to common shareholders	$6,757,849	$(9,874,172)

Basic income (loss) per common share:
Continuing operations	$(0.04)	$(0.08)
Discontinued operations	0.16	(0.08)
Net income (loss)	$0.12	$(0.16)

Diluted net income (loss) per common share:
Continuing operations	$(0.03)	$(0.08)
Discontinued operations	0.13	(0.08)
Net income (loss)	$0.10	$(0.16)

Weighted average common shares outstanding
Basic	57,627,725	61,680,431
Diluted	67,098,771	61,680,431

See notes to the consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2008 and 2007

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balances at December 31, 2006	-	$-	67,609,904	$67,610	$69,116,253	$(68,001,384)	$1,182,479

Common stock issued for:
Cash exercise of warrants and options	-	-	900,000	900	89,100	-	90,000
Cancellation of shares	-	-	(16,482,500)	(16,483)	12,967	-	(3,516)
Option expense	-	-	-	-	1,253,553	-	1,253,553

Net loss	-	-	-	-	-	(9,874,172)	(9,874,172)

Balances at December 31, 2007	-	$-	52,027,404	$52,027	$70,471,873	$(77,875,556)	$(7,351,656)

Issuance of preferred shares	8,000,000	8,000	-	-	3,992,000	-	4,000,000
Common stock issued for:
Notes payable and accrued interest	-	-	4,160,000	4,160	827,634	-	831,794
Services	-	-	2,145,000	2,145	424,855	-	427,000
Cashless exercise of warrants and options	-	-	2,900,000	2,900	(2,900)	-	-
Cash exercise of warrants and options	-	-	100,000	100	9,900	-	10,000
Cancellation of shares			(900,000)	(900)	-	-	(900)
Redemption of preferred shares	(2,000,000)	(2,000)	-	-	(998,000)	-	(1,000,000)
Option expense	-	-	-	-	233,317	-	233,317
Warrant expense	-	-	-	-	143,802	-	143,802

Net income	-	-	-	-	-	7,011,000	7,011,000

Balances at December 31, 2008	6,000,000	$6,000	60,432,404	$60,432	$75,102,481	$(70,864,556)	$4,304,357

See notes to the consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$7,011,000	$(9,874,172)
(Income) loss from discontinued operations	(9,296,352)	4,785,554
Loss from continuing operations	$(2,285,352)	$(5,088,618)
Adjustments to reconcile net loss to net cash provided from operating:
Depreciation and amortization	38,458	93,366
Impairment of intellectual property	-	975,000
Share-based compensation	377,119	1,253,553
Stock issued for services	75,000	-
Bad debt provisions	-	12,436
Loss on disposition of equipment	1,270	-
Change in:
Accounts receivable	1,298,166	56,182
Other current assets	111,030	19,172
Accounts payable	(1,360,845)	1,429,831
Accrued expenses	116,630	192,195
Deferred revenue	(1,058)	(40,413)
Net Cash Used in Operating Activities	(1,629,582)	(1,097,296)

Cash Flows From Investing Activities
Proceeds from restricted cash	-	30,000
Cash paid for purchase of fixed assets	(7,840)	(41,649)
Cash paid for construction of equipment	(139,505)	-
Net Cash Used in Investing Activities	(147,345)	(11,649)

Cash Flows From Financing Activities
Borrowings on debtor-in-possession financing	100,000	700,000
Payments on short term debt	(649,375)	-
Issuance of convertible preferred stock	4,000,000	-
Proceeds from exercise of options	10,000	90,000
Common stock repurchased and cancelled	(900)	-
Redemption of preferred stock	(1,000,000)	-
Purchase of treasury stock	-	(16)
Net Cash Provided By Financing Activities	2,459,725	789,984

Discontinued Operations
Discontinued operating activities	2,225,000	(1,020,870)
Discontinued investing activities	-	94,131
Discontinued financing activities	(2,225,000)	(240,070)
Net Cash Used in Discontinued Operations	-	(1,166,809)

Net change in cash	682,798	(1,485,770)
Cash at beginning of period	48,833	1,534,603

Cash at end of period	$731,631	$48,833

Cash paid for:
Interest	$33,537	$-
Income taxes	-	-

Non-Cash Transactions:
Conversion of deferred board compensation to common stock	$352,000	-
Conversion of related party interest to common stock	31,794	-
Conversion of related party advances to common stock	800,000	-
Cashless exercise of warrants	2,900	-
Issuance of note payable for related party debt and accrued interest	1,120,000	-
Exchange of rigs for debt	-	45,822,321
Prepaid insurance financed with note payable	106,875	112,907
Cancellation of insurance finance note	-	186,325

See notes to the consolidated financial statements.

BLAST ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Business. Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Blast licensed and owned technologies. We are an emerging technology company in the energy sector and strive to assist oil and gas companies in producing more economically. We seek to provide quality services to the energy industry through our two divisions (i) Satellite Communications services and (ii) Down-hole Solutions, such as our AFJ technology.

Our strategy is to grow our businesses by maximizing revenues from the communications and down-hole segments and controlling costs while analyzing potential acquisitions and new technology opportunities in the energy service sector.

On February 26, 2008, the Court confirmed our Second Amended Plan of Reorganization (the “Plan”) allowing Blast to emerge from Chapter 11 bankruptcy. The overall impact of the confirmed Plan was for Blast to emerge with unsecured creditors fully paid, have no debt service scheduled for at least two years, and keep equity shareholders’ interests intact.

Basis of Presentation. Blast’s consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, Blast’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Blast be unable to continue as a going concern.

Blast’s consolidated financial statements include the accounts of Blast and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.  Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the current presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Amendments to Articles of Incorporation. In connection with the approval of the Plan, the Court, and the Board of Blast approved a change in Blast’s domicile from California to Texas.  Blast effected the re-domicile by forming a wholly owned subsidiary, Blast Energy Services, Inc., in the State of Texas.  Blast then merged with and into this subsidiary thereby becoming a Texas Corporation (the “Merger”).  Following the Merger, Blast has 200,000,000 authorized shares of stock, of which 180,000,000 shares are common stock, $0.001 par value per share and 20,000,000 shares are preferred stock, $0.001 par value per share.  The Certificate of Formation of the resulting Texas Corporation also allows the Board to issue “blank check” preferred stock with rights and privileges as it may decide in its sole discretion, but which shares must have voting rights.  Blast also authorized 8,000,000 shares of Series A Convertible Preferred Stock and adopted new bylaws in support of the Merger.

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

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from sales of satellite hardware, satellite bandwidth, satellite service and lateral drilling services.  Revenue from satellite hardware is recognized when the hardware is installed.  Revenue from satellite bandwidth is recognized evenly over the term of the contract.  Revenue from satellite service is recognized when the services are performed.  Blast provides no warranty but sells commercially obtained three to twelve month warranties for satellite hardware.  Blast has a 30-day return policy.  Revenue for applied fluid jetting services is recognized when the services are performed and collectability is reasonably assured and when collection is uncertain, revenue is recognized when cash is collected.

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2008 and 2007, Blast has determined that no allowance for doubtful accounts is required.

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

Stock-Based Compensation.  Effective January 1, 2006, Blast began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No.123R, Share−Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.

Income Taxes.  Blast utilizes the asset and liability method in accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

Earnings Per Share.  Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the years ended December 31, 2007 and therefore, basic and diluted earnings per share for 2007 are the same as all potential common equivalent shares would be anti-dilutive.

Recently Issued Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 - Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  Blast adopted FIN 48 effective January 1, 2007.  The impact of the adoption of FIN 48 did not have a material effect on Blast’s financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Blast implemented SFAS No. 157 effective January 1, 2008, and it did not have a significant impact on Blast’s financial position, results of operations, and cash flows.

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

NOTE 2 – GOING CONCERN

In October, 2008, Blast entered into a settlement of customer lawsuits which provided Blast with cash, other assets and reductions in liabilities that dramatically improved Blast’s financial position. However, Blast had a loss from continuing operations of approximately $2.3 million for the year ended December 31, 2008, and an accumulated deficit of approximately $70.8 million as of December 31, 2008. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

Description	Life	December 31, 2008	December 31, 2007
Computer equipment	3 years	$ 22,313	$ 25,788
IPSM, in progress	3 years	50,479	-
Tractor	4 years	26,265	21,883
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	1,155,704	1,066,678
Equipment		$ 1,259,545	$ 1,119,133

Less: accumulated depreciation		(68,282)	(35,488)
Equipment, net		$ 1,191,263	$ 1,083,645

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at December 31, 2008 and 2007 consisted of the following:

Description	2008	2007
Director fees	$ 55,500	$ 372,000
Interest	75,748	148,129
Other	94,064	92,347
	$ 225,312	$ 612,476

NOTE 4 – DEFERRED REVENUE

Blast bills some of its satellite bandwidth contracts in advance over periods ranging from 3 to 36 months.  Blast recognizes revenue evenly over the contract term.  Deferred revenue related to satellite services totaled $9,459 at December 31, 2008, all of which is expected to be recognized in the next twelve months.

NOTE 5 – RELATED PARTY TRANSACTIONS

Convertible Preferred Stock.  Under the terms of the confirmed Plan, Blast raised $4.0 million in cash from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  A total of $2.4 million of the proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims.  The remaining $1.6 million was used to execute an operational plan including, but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging remote monitoring and control business. The sale of the convertible preferred securities was conditioned on approval of the Plan and as such, the securities were issued after the Merger became effective in March 2008.

In October 2008 Blast agreed to redeem 2,000,000 shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at the face value of the Preferred shares, $0.50 per share, and paid $1,000,000 to redeem the Preferred shares.  The Preferred shares have a dividend rate of 8% per annum until paid or converted.  In connection with the Redemption, Blast cancelled the 1,000,000 Preferred shares each held by Clyde Berg and McAfee Capital, LLC, and consequently only 6,000,000 Preferred Shares remain outstanding as of the December 31, 2008.

Note Extension.  A pre-existing secured $1.12 million note with Berg McAfee Companies was extended for an additional three years from the Plan effective date of February 27, 2008.  The note bears interest at 8% and contains an option for the principal and interest to be convertible into Company stock at the rate of one share for each $0.20 of the note outstanding.

Debtor-in-Possession (“DIP”) Loan.  The Bankruptcy court approved Blast’s ability to draw $800,000 from  McAfee Capital and Clyde Berg  to finance Blast’s working capital needs on a temporary basis.  The Plan allowed them to convert the outstanding balance of the DIP loan and including accrued interest into Company common stock at the rate of one share for each $0.20 of the DIP loan outstanding.  In March 2008 after the Merger became effective, 4,160,000 shares of common stock were issued in full payment of the principal and accrued interest on this obligation in April 2008.

Director Fee Conversion.  In April and October 2008 Blast’s Directors converted unsecured claims for unpaid directors fees from 2006 totaling $164,000 and unpaid director fees from 2007 and 2008 year-to-date totaling $191,000 into 820,000 shares and 955,000 shares of Blast’s common stock, respectively. These conversions were at the rate of one share for each $0.20 of the deferred amount owed.

NOTE 6 – NOTES PAYABLE

In October, 2008, Blast paid off its $2.1 million Senior Lien with Laurus Master Fund, Ltd. and $125,000 note with McClain County, Oklahoma as a result of cash received from settling certain lawsuits with Hallwood and Quicksilver.

NOTE 7 - INCOME TAXES

As of December 31, 2008, Blast had accumulated net operating losses, and therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $23,566,119 at December 31, 2008, and will expire in the years 2019 through 2027.

At December 31, 2008, the deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$8,012,480
Less: valuation allowance	(8,012,480)
Net deferred tax asset	$ –

The change in the valuation allowance for the years ended December 31, 2008 and 2007 totaled approximately $2,547,520 and $ 2,700,000, respectively.

NOTE 8 – PREFERRED STOCK

In January 2008, Blast sold the rights to an aggregate of 2,000,000 units each consisting of four shares of Series A Convertible Preferred Stock, and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4,000,000 or $2.00 per Unit, to Clyde Berg and to McAfee Capital LLC.   The shares of common stock issuable in connection with the exercise of the warrants and the conversion of the Preferred Stock were granted piggy-back registration rights.  The proceeds from the sale of the Units were used to satisfy creditor claims of $2.4 million under the terms of the Plan and provide working capital of $1.6 million.

Series A Convertible Preferred Stock
The 8,000,000 shares of Series A Preferred Stock (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to pay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to pay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with Blast’s litigation proceedings with Hallwood and Quicksilver in excess of $4 million, Blast is required to pay outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs. As of December 31, 2008, the aggregate arrearages for the 6,000,000 preferred shares outstanding are $202,521. Also included in the arrearages per share calculation are additional dividends in arrearage of $50,630 related to the 2,000,000 preferred shares that were redeemed in October 2008. As of December 31, 2008, the aggregate per share arrearages on the outstanding Preferred Stock were approximately $0.04 per share.

The Preferred Stock and any accrued and unpaid dividends, have optional conversion rights into shares of Blast’s common stock at a conversion price of $0.50 per share. The Preferred Stock automatically converts if Blast’s common stock trades for a period of more than twenty consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

The Preferred Stockholder has the right to vote the number of underlying common shares of voting stock that the Preferred Stock is then convertible into.  The Preferred Stock may be redeemed at the sole option of Blast upon the receipt by Blast of a cash settlement from the litigation in excess of $7.5 million, provided that the holders, at their sole option, may have six months from the date of Blast’s receipt of the cash settlement to either accept the redemption of the Preferred Stock or convert into shares of Blast’s common stock.

On October 16, 2008, Blast agreed to redeem 2,000,000 shares of Preferred Stock, 1,000,000 shares each held by Clyde Berg and McAfee Capital, LLC at the face value of $0.50 per share, and paid $1,000,000 to redeem those Preferred Shares. Blast cancelled the 1,000,000 Preferred Shares each held by Clyde Berg and McAfee Capital, LLC, and only 6,000,000 Preferred Shares remain outstanding as of December 31, 2008.

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

NOTE 9 – COMMON STOCK

During 2007, Blast issued 900,000 shares of common stock as a result of a cashless exercise of options valued at $90,000.

During 2008 Blast issued 9,305,000 shares of common stock as follows:
•	2,900,000 shares issued in connection with the cashless exercise of warrants and options
•	4,160,000 shares issued in repayment of notes payable and accrued interest valued at $831,794
•	1,775,000 shares issued to directors in payment of board compensation fees for 2007 and partial year 2008 valued at $352,000
•	370,000 shares issued to consultants for their services valued at $75,000
•	100,000 shares issued as a result of cash exercise of warrants and options valued at $10,000

During 2008 Blast cancelled 900,000 shares of common stock pursuant to the settlement agreement approved on May 14, 2007, whereby Blast repurchased shares of common stock previously issued to Second Bridge LLC for $900.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Options

During 2007 no new options were issued or awarded.

During 2008, options to purchase 750,000 shares of common stock were granted by Blast to its directors at an exercise price of $0.20 per share. These options have a term of ten years of which 500,000 shares vested immediately on the date of grant and the remainder vest 1/12th per quarter thereafter.  Fair value of $167,266 was recorded using the Black-Scholes method of option-pricing model.  Variables used in the Black-Scholes pricing model for warrants issued during the year ended December 31, 2008 include (1) discount rate range of 3.1% to 3.4%, (2) expected life of 6 years, (3) expected volatility of 150% and (4) zero expected dividends.

Warrants

Blast issues warrants to non-employees from time to time.  The board of directors has discretion as to the terms under which the warrants are issued.  All warrants vest immediately unless specifically noted in warrant agreements.

No warrants were issued or awarded in 2007. However, warrants to purchase 750,000 shares with Edge Capital were extended three years to 2013 as part of an Agreement for Settlement and Mutual Release.

During 2008, warrants to purchase 900,000 shares of common stock were granted by Blast to its employees at an exercise price of $0.20 per share. These warrants have a term of five years and vested on the date of the grant.  Fair value of $143,802 was recorded using the Black-Scholes method of option-pricing model.  Variables used in the Black-Scholes pricing model for warrants issued during the year ended December 31, 2008 include (1) discount rate of 2.7%, (2) expected life of 3 years, (3) expected volatility of 131.8% and (4) zero expected dividends.

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

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at December 31, 2006	6,034,792	$ 0.89	15,141,635	$ 0.74

Year ended December 31, 2007:
Granted	-	-	-	-
Exercised	(900,000)	0.10	-	-
Forfeited	(2,562,000)	1.31	(668,800)	0.81

Outstanding at December 31, 2007	2,572,792	$ 0.77	14,472,835	$ 0.74

Year ended December 31, 2008:
Granted	750,000	0.20	2,900,000	0.13
Exercised	(100,000)	0.10	(2,900,000)	0.01
Forfeited	(190,000)	1.63	(968,922)	0.81

Outstanding at December 31, 2008	3,032,792	$ 0.60	13,503,913	$ 0.76

Summary of options outstanding and exercisable as of December 31, 2008 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$ 0.10	4.3	854,792	854,792
0.20	9.4	750,000	541,667
0.38	6.4	36,000	36,000
0.40	6.3	120,000	120,000
0.61	7.4	48,000	41,333
0.80	7.0	660,000	660,000
0.90	5.6	420,000	420,000
2.20	5.4	24,000	24,000
4.28	5.1	120,000	120,000
$0.10 to $4.28	6.5	3,032,792	2,817,792

Summary of warrants outstanding and exercisable as of December 31, 2008 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$ 0.01	4.7	3,063,913	3,063,913
0.10	2.2	2,000,000	2,000,000
0.20	4.4	850,000	850,000
0.45	4.1	750,000	750,000
1.00	4.1	750,000	750,000
1.44	4.7	6,090,000	6,090,000
$0.01to $1.44	3.9	13,503,913	13,503,913

NOTE 11 – CONCENTRATIONS & CREDIT RISKS

One customer accounted for 37% and 44% of total revenues in 2008 and 2007, respectively.  There were no related party revenues in 2008 and 2007, respectively.

Blast at times has cash in banks in excess of FDIC insurance limits.  At December 31, 2008, Blast had no cash in banks in excess of FDIC insurance limits.

Blast performs ongoing credit evaluations of its customers’ financial condition and does not generally require collateral from them.

NOTE 12 – COMMITMENTS & CONTINGENCIES

Three of Blast’s executive employees are under employment agreements with base salaries of $200,000, $175,000 and $150,000 per annum plus bonus potential up to 50% of the base salary.

In November 2004, Blast entered into a worldwide licensing agreement with Alberta. The licensing agreement was replaced in its entirety in August 2005 when Alberta sold up to 50% of its interest in the abrasive jetting technology.  In return, Blast agreed to award 3 million shares of Blast stock to Alberta and to fix the price of the 1 million previously awarded warrants. Blast also agreed to pay a royalty to Alberta based on the greater of 2% of gross revenues or $2,000 per well. The agreement awarded Blast a 20% ownership in the technology but this was increased to 50% on March 17, 2006. There are currently no material amounts payable to Alberta under the terms of this agreement.

NOTE 13 – LITIGATION

Emergence from Chapter 11 Proceedings

On February 26, 2008, the Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  This ruling allowed Blast to emerge from Chapter 11 bankruptcy effective one day later. The overall impact of the confirmed Plan was for Blast to emerge with unsecured claims fully paid, having no debt service scheduled for at least two years, and to keep equity shareholders’ interests intact.

Under the terms of this Plan, Blast raised $4.0 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the allowed unsecured claims, all allowed unsecured administrative claims, and all statutory priority claims, for a total amount of $2.4 million.  The sale of the convertible preferred securities were issued after Blast successfully merged with its wholly owned subsidiary, Blast Energy Services, Inc., a Texas corporation, whereby Blast re-domiciled in Texas.

Hallwood Energy/Hallwood Petroleum Lawsuit
In April 2008, Eagle and Hallwood agreed to settle the litigation for approximately $6.5 million. Under the terms of the settlement, Hallwood agreed to pay $2.0 million in cash, issue $2.75 million in equity and irrevocably forgave $1.65 million in deposits paid to Eagle.  The parties and their affiliates were fully and mutually released from any and all claims between them.  The terms of the settlement agreement were approved by the board of directors of each company and was confirmed by the Court.

Under the terms of the settlement agreement Hallwood paid Eagle $0.5 million in July 2008 and $1.5 million in September 2008.  Payments received from Hallwood were distributed in October 2008.

On February 11, 2009, Blast and Eagle entered into an amended settlement letter with Hallwood that modified and finalized the terms of the parties April 3, 2008 settlement letter.  The amended settlement provided that the equity component would be satisfied by the issuance to Blast of Class C Partnership Interests in Hallwood Energy, equal to 7% of such Interests, having a face value of $7,658,000 as of September 30, 2008 (the “Class C Interests”). The settlement was approved by the board of directors of each company and was confirmed by the Court.

On March 2, 2009, Hallwood Energy filed voluntary petitions with the U.S. Bankruptcy Court for the Northern District of Texas under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in order that it could dispose of burdensome and uneconomical assets and reorganize its financial obligations and capital structure. This bankruptcy filing creates uncertainty on the future value of this equity position in Hallwood, so we are recognizing a zero carrying value in our financial statements relating to the Class C Interests in Hallwood.

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle entered into a Compromise Settlement and Release Agreement with Quicksilver in the Court to resolve the pending litigation.  Blast and Quicksilver also agreed to release all the claims against each other and certain related parties.

Quicksilver agreed to the terms and conditions of the Settlement and agreed to pay Eagle a total of $10 million (the “Settlement Fees”), as follows:

•	$5 million payable upon the parties’ entry into the settlement;
•	$1million payable on or before the first anniversary date of the execution of the settlement;
•	$2 million payable on or before the second anniversary date of the execution of the settlement; and
•	$2 million payable on or before the third anniversary date of the execution of the settlement.

In the event any Settlement Fees are not paid on their due date and Quicksilver’s failure to pay is not cured within 10 days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million to Eagle in October 2008.

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

NOTE 14 – BUSINESS SEGMENTS

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

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment:

	For the Year Ended December 31,
	2008	2007
Revenues:
Satellite Communications	$396,012	$418,468
Down-hole Solutions	36,000	-

Total Revenue	$432,012	$418,468

Cost of Goods Sold:
Satellite Communications	$404,151	$445,060
Down-hole Solutions	278,844	6,793
Corporate	1,962,272	5,266,649

Total Costs Loss	$2,645,267	$5,718,502

Operating profit (loss):
Satellite Communications	$(8,139)	$(26,592)
Down-hole Solutions	(242,844)	(6,793)
Corporate	(1,962,272)	(5,266,649)

Total Loss	$(2,213,255)	$(5,300,034)

Blast’s fixed assets at December 31, 2008 were as follows:

2008
Satellite Communications	$ -
Down-hole Solutions	1,188,055
Corporate	3,208
$ 1,191,263

All of Blast‘s long-term assets are attributable to North America.

NOTE 15 – DISCONTINUED OPERATIONS

The assets and liabilities of the discontinued operations of Eagle are presented separately under the captions “Current assets of discontinued operations”, “Current liabilities of discontinued operations” and “Long term liabilities of discontinued operations” respectively in the accompanying balance sheet.

	December 31,
	2008	2007
Assets:
Current Assets:
Cash	$-	$-
Total Current Assets	$-	$-

Liabilities:
Current Liabilities:
Accrued liabilities	$-	$1,783,557
Accounts payable	-	328,856
Notes payable	-	-
Total Current Liabilities	$-	$2,112,413

Long Term Liabilities:
Notes payable	-	125,000
Total Liabilities	$-	$2,237,413

Net income (loss) from the discontinuance of drilling operations for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Revenues	$-	$419,650

Operating Expenses:
Cost of sales	(43,403)	1,600,093
Selling, general and administrative	365,355	142,543
Depreciation and amortization	-	95,196
Total operating expenses	(321,952)	1,837,832

Gain (loss) from discontinued operations	(321,952)	(1,418,182)

Other income (expense)
Other income	9,620,291	-
Other (expenses)	(1,005)	-
Interest income	66	-
Interest expense	(1,048)	(1,264,801)
Loss on sale of equipment	-	(2,033,714)
Total other income (expense)	9,618,304	(3,298,515)

Net income (loss) from discontinued operations	$9,296,352	$(4,716,697)

The increase in net income from discontinued operations is primarily due to the lack of activity from discontinued operations, the debt forgiveness from the Hallwood settlement and other income recognized from the lawsuit settlements with Hallwood and Quicksilver during 2008.

NOTE 16 – OTHER SUBSEQUENT EVENTS

Hallwood Energy Chapter 11 Bankruptcy

On February 11, 2009, Blast and Eagle entered into a settlement with Hallwood that modified and finalized the terms of the parties April 3, 2008 settlement letter.  The amended settlement provided that the equity component would be satisfied by the issuance to Blast of Class C Partnership Interests in Hallwood Energy, equal to 7%  and having a face value of $7,658,000 as of September 30, 2008 (the “Class C Interests”).

On March 2, 2009, Hallwood Energy filed voluntary petitions with the US Bankruptcy Court for the Northern District of Texas under Chapter 11 of Title 11 of the US Code in order that it could dispose of burdensome and uneconomical assets and reorganize its financial obligations and capital structure. This bankruptcy filing creates uncertainty on the future value of this equity position in Hallwood, therefore we are recognizing a zero carrying value in our financial statements relating to the Class C Interests.