Form 10-Q
period 2009-03-31
BLAST ENERGY SERVICES, INC.
filed 2009-05-11
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(281) 453-2888
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

 Yes   ☒  No   ☐

The number of shares of the issuer’s common stock outstanding of each of the issuer’s classes of equity as of May 11, 2009 is 61,817,404 including 1,150,000 approved but unissued shares arising from the class action settlement from 2005 and 35,000 shares that are still outstanding as of the filing of this report, but which shares the Issuer expects to cancel in the second quarter of 2009.

Blast Energy Services, Inc.

For the Quarter Ended March 31, 2009

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets
Cash	$303,713	$731,631
Accounts receivable, net	79,088	107,065
Other assets	137,280	53,254
Current portion of long-term receivable	666,667	666,667
Total Current Assets	1,186,748	1,558,617

Equipment, net of accumulated depreciation of $82,917 and $68,282	1,238,394	1,191,263
Long term accounts receivable	2,933,333	2,933,333

Total Assets	$5,358,475	$5,683,213

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$95,315	$24,085
Accrued expenses	243,622	225,312
Deferred revenue	8,581	9,459
Notes payable – other	67,087	-
Total Current Liabilities	414,605	258,856

Long Term Liabilities
Notes Payable – Related Party	1,120,000	1,120,000
Total Liabilities	1,534,605	1,378,856

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; 6,000,000 and 6,000,000 shares issued and outstanding	6,000	6,000
Common stock, $.001 par value, 180,000,000 shares authorized; 61,782,404 and 6,432,404 shares issued and outstanding	61,782	60,432
Additional paid-in capital	75,109,385	75,102,481
Accumulated deficit	(71,353,297)	(70,864,556)

Total Stockholders’ Equity	3,823,870	4,304,357

Total Liabilities and Stockholders’ Equity	$5,358,475	$5,683,213

See accompanying notes to unaudited consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Revenue:	$118,013	$71,652

Operating expenses:
Cost of sales	188,711	120,121
Selling, general and administrative	359,210	585,947
Depreciation and amortization	32,015	2,150
Loss on disposal of equipment	3,885	-
Total operating expenses	583,821	708,218

Operating loss	(465,808)	(636,566)

Other income (expense):
Other income	-	8,000
Interest income	101	11,103
Interest expense	(23,034)	(42,493)
Total other income (expense)	(22,933)	(23,390)

Loss from continuing operations	(488,741)	(659,956)
Loss from discontinued operations	-	(6,328)
Net loss	$(488,741)	$(666,284)

Preferred dividends	59,178	-
Net loss attributable to common shareholders	$(547,919)	$(666,284)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	-	-
Net income (loss)	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	60,528,306	53,448,942

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
 (Unaudited)

	2009	2008
Cash Flows From Operating Activities:
Net loss	$(488,741)	$(666,284)
Loss from discontinued operations	-	6,328
Loss from continuing operations	(488,741)	(659,956)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,015	2,150
Option and warrant expense	8,254	51,723
Loss on disposition of equipment	3,885	-
Changes in:
Accounts receivable	27,977	15,502
Other current assets	(16,940)	7,166
Accounts payable	71,230	(1,430,845)
Accrued expenses	18,311	(11,160)
Deferred revenue	(878)	(1,867)
Net Cash Used In Operating Activities	(344,887)	(2,027,287)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	5,000	-
Cash paid for purchase of fixed assets	(77,520)	-
Cash paid for construction of equipment	(10,511)	-
Net Cash Used In Investing Activities	(83,031)	-

Cash Flows From Financing Activities:
Borrowings on debtor-in-possession financing	-	100,000
Payments on short term debt	-	(552,570)
Issuance of convertible preferred stock	-	4,000,000
Common stock repurchased and cancelled	-	(900)
Net Cash Provided By Financing Activities	-	3,546,530

Discontinued operating activities	-	4,159
Net Cash Provided By Discontinued Operations	-	4,159

Net change in cash	(427,918)	1,523,402
Cash at beginning of period	731,631	48,833

Cash at end of period	$303,713	$1,572,235

Cash paid for:
Interest	$521	$30,615
Income taxes	-	-

Non-Cash Transactions:
Conversion of deferred board compensation to common shares	-	161,000
Conversion of related party advances to common shares	-	800,000
Issuance of note payable for related party debt and accrued interest	-	1,120,000
Prepaid insurance financed with note payable	67,088	106,875
Cashless exercise of warrants	1,350	-

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim financial statements of Blast Energy Services, Inc. (“Blast”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Blast’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K, have been omitted.

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

Reclassifications.  Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current presentation for comparative purposes.

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

Cash Equivalents.  Blast considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2009 and December 31, 2008, Blast has determined that no allowance for doubtful accounts is required.

Earnings Per Share.  Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the three month periods ended March 31, 2009 and 2008 and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

New Accounting Pronouncements. We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

Blast has a cash balance of $304,000, current assets of $1.2 million and stockholders equity of $3.8 million as of March 31, 2009. However, Blast had a loss from continuing operations of approximately $489,000 for the three months ended March 31, 2009 and an accumulated deficit at March 31, 2009 of approximately $71,353,000. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create uncertainty as to Blast’s ability to continue as a going concern. Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

Description	Life	March 31, 2009	December 31, 2008
Computer equipment	3 years	$ 22,313	$ 22,313
Automobile/Trucks	4 years	77,520	26,265
Service Trailer	5 years	4,784	4,784
Remote Sensor Unit, in progress	3 years	50,479	50,479
AFJ Rig	10 years	1,166,215	1,155,704
		1,321,311	1,259,545

Less: accumulated depreciation		(82,917)	(68,282)
		$ 1,238,394	$ 1,191,263

NOTE 4 – PREFERRED STOCK

Related Party Transactions

In January 2008, Blast sold the rights to an aggregate of 2,000,000 units each consisting of four shares of Series A Convertible Preferred Stock, and one three year warrant to purchase one share of common stock with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4,000,000 or $2.00 per Unit, to Clyde Berg and to McAfee Capital LLC, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units.  The proceeds from the sale of the Units were used to satisfy creditor claims of about $2.4 million under the terms of our Second Amended Plan of Reorganization allowing Blast to emerge from Chapter 11 bankruptcy and provided working capital of $1.6 million.

In October 2008 Blast agreed to redeem 2,000,000 shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at the face value of the Preferred shares, $0.50 per share, and paid $1,000,000 to redeem the Preferred shares.  The Preferred shares have a dividend rate of 8% per annum until paid or converted.  In connection with the Redemption, Blast cancelled the 1,000,000 Preferred shares each held by Clyde Berg and McAfee Capital, LLC, and consequently only 6,000,000 Preferred Shares remain outstanding as of March 31, 2009. As of March 31, 2009, the aggregate and per share arrearages were $312,329 and $0.05, respectively.

NOTE 5 - OPTIONS AND WARRANTS

In March 2009, under the terms of the $0.01 warrants granted to Laurus Master Fund, Ltd. (“Laurus”), in August 2006, Laurus elected to make a cash-less exercise of 1,508,824 shares of common stock using a fair market value of $0.095 per share.  This resulted in 1,350,000 shares being issued to Laurus and 158,824 shares being cancelled under the cash-less exercise formula. Of the 6,090,000 penny warrants originally granted to Laurus, only 1,555,089 remain unexercised as of March 31, 2009.

Share-based Compensation

The Company accounts for share-based compensation, including options, warrants and nonvested shares, according to the provisions of SFAS No. 123R, "Share Based Payment". During the three month period ended March 31, 2009, the Company recognized share-based compensation expense of approximately $8,254. The remaining value of unamortized options remaining at March 31, 2009 is $37,167.

Activity in options during the three month period ended March 31, 2009 and related balances outstanding as of that date are reflected below. No options were issued during the three month period ended March 31, 2009. At March 31, 2009, 3,032,792 options were outstanding. The intrinsic value of the exercisable options at March 31, 2009 was $0.40.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2009	3,032,792	$ 0.59
Granted	-	-
Exercised	-	-
Forfeited and canceled	-	-

Outstanding at March 31, 2009	3,032,792	$ 0.59	6.3

Exercisable at March 31, 2009	2,845,292	$ 0.62	6.1

Activity in warrants during the three month period ended March 31, 2009 and related balances outstanding as of that date are reflected below. No warrants were issued during the three month period ended March 31, 2009. At March 31, 2009, 12,153,913 warrants were outstanding. The intrinsic value of the exercisable warrants at March 31, 2009 was $0.29.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2009	13,503,913	$ 0.76
Granted	-	-
Exercised	(1,350,000)	0.01
Forfeited and canceled	-	-

Outstanding at March 31, 2009	12,153,913	$ 0.84	3.6

Exercisable at March 31, 2009	12,153,913	$ 0.84	3.6

NOTE 6 – LITIGATION

Hallwood Energy/Hallwood Petroleum Lawsuit
In April 2008, Eagle Domestic Drilling Operations LLC, our wholly owned subsidiary (“Eagle”), and Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) agreed to settle their ongoing litigation for $6.5 million. Under the terms of the settlement, Hallwood agreed to pay $2.0 million in cash, issue $2.75 million in equity and irrevocably forgave $1.65 million in deposits paid to Eagle.  The parties were fully and mutually released from any and all claims between them.  The terms of the settlement were approved by the board of each company and were confirmed by the Court. Hallwood paid Eagle $0.5 million in July 2008 and $1.5 million in September 2008.  Payments received from Hallwood were distributed in October 2008.

On February 11, 2009, Blast and Eagle entered into an amended settlement letter with Hallwood that modified and finalized the terms of the parties April 3, 2008 settlement letter.  The amended settlement provided that the equity component would be satisfied by the issuance to Blast of Class C Partnership Interests in Hallwood Energy LP, equal to 7% of such Interests, having a face value of $7,658,000 as of September 30, 2008 (the “Class C Interests”). The settlement was approved by the board of each company and was confirmed by the Bankruptcy Court.

On March 2, 2009, Hallwood Energy filed voluntary petitions with the Bankruptcy Court for the Northern District of Texas under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in order that it could dispose of burdensome and uneconomical assets and reorganize its financial obligations and capital structure. This bankruptcy filing creates uncertainty as to the future value of this equity position in Hallwood, so we are recognizing a zero carrying value in our financial statements.

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation.  Blast and Quicksilver also agreed to release all the claims against each other and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million, as follows:

•	$5 million payable upon the parties’ entry into the settlement;
•	$1 million payable on or before the first anniversary date of the execution of the settlement;
•	$2 million payable on or before the second anniversary date of the execution of the settlement; and
•	$2 million payable on or before the third anniversary date of the execution of the settlement.

In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within 10 days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million in October 2008. The remaining amounts due from Quicksilver are shown as a receivable in the balance sheet, net of contingent legal fees.

General
Other than the aforementioned matters, Blast is not aware of any other pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

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

NOTE 6 – BUSINESS SEGMENTS

Blast has two reportable segments: (1) Satellite Communications Services and (2) Down-hole Solutions.  A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.  Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment:

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Satellite Communications	$98,013	$71,652
Down-hole Solutions	20,000	-

Total Revenue	$118,013	$71,652

Costs of Goods Sold:
Satellite Communications	$88,995	$96,300
Down-hole Solutions	99,716	23,821
Corporate	395,110	588,097

Total Costs of Good Sold	$583,821	$708,218

Operating profit (loss):
Satellite Communications	$9,018	$(24,648)
Down-hole Solutions	(79,716)	(23,821)
Corporate	(395,110)	(588,097)

Operating Loss	$(465,808)	$(636,566)

NOTE 7 – DISCONTINUED OPERATIONS

There are no assets or liabilities associated with the discontinued operations at March 31, 2009.

Net income (loss) from the discontinuance of drilling operations for the three months ended March 31, 2009 and 2008 are as follows:

	March 31, 2009	March 31, 2008
Revenues	$-	$-

Operating Expenses:
Cost of sales	-	3,667
Selling, general and administrative	-	644
Interest expense	-	1,047
Total operating expenses	-	5,358

Loss from discontinued operations	-	(5,358)

Other income (expense)
Other expenses	-	(1,007)
Interest income	-	37
Total other income (expense)	-	(970)

Net loss from discontinued operations	$-	$(6,328)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Operations

Forward-Looking Statements

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to, such risk factors as: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of our customers to pay for our services, together with such other risk factors as may be included in our Annual Report on Form 10-K filed with the Commission on March 31, 2009 and incorporated herein by reference. The use of the term “Blast” or the “Company” herein refers to Blast Energy Services, Inc. and its wholly-owned subsidiary, Eagle Domestic Drilling Operations LLC.

All dollar amounts discussed in “Item 2” are rounded to the nearest $1,000, or for larger numbers, to the nearest tenth of a million.  Please consult the financial statements in “Item 1” for exact dollar amounts.

Plan of Operations

During the next twelve months, Blast plans to attempt to expand its Satellite Communications Services and Down-hole Solutions businesses. Blast may choose to raise funds through the sale of debt and/or equity in order to expand its current lateral jetting rig fleet and/or to support its operations. Such funding may not be available and/or may be available on unfavorable terms.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Satellite Communications Services

Satellite Communications Services’ revenues increased by $26,000 to $98,000 for the three months ended March 31, 2009 compared to $72,000 for the three months ended March 31, 2008. The increase was the result of new business and customer renewals, including the new systems sold to a major pipeline company. The operating margin from Satellite Communications Services increased by $34,000 to a gross profit of $9,000 for the three months ended March 31, 2009 compared to a deficit of $25,000 for the three months ended March 31, 2008.

Down-hole Solutions

Down-hole Solutions’ revenues for the three months ended March 31, 2009 increased to $20,000 compared to zero revenue for the three months ended March 31, 2008. The Company has resumed field testing of this technology and the lateral jetting rig successfully drilled laterals on one well in January 2009. The loss generated increased $56,000 to $80,000 for the three months ended March 31, 2009 compared to $24,000 during the three months ended March 31, 2008. Cost of services provided for the three months ended March 31, 2009 increased by $76,000 to $100,000 compared to $24,000 for the three months ended March 31, 2008. This increase represents rig crew, repairs, and maintenance costs associated with rig deployment in 2009 compared with certain pre-deployment fabrication costs and rig repairs incurred in 2008.

Depreciation and Amortization

Depreciation and amortization expense increased by $30,000 to $32,000 for the three months ended March 31, 2009 compared to $2,000 for the three months ended March 31, 2008.  This increase is primarily related to the depreciation of the AFJ rig which was brought into service in October 2008.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $227,000 to $359,000 for the three months ended March 31, 2009 compared to $586,000 for the three months ended March 31, 2008.

	For the Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2009	2008
Payroll and related costs	$ 115	$ 169	$ (54)
Option and warrant expense	8	52	(44)
Legal fees	10	227	(217)
External services	156	71	85
Insurance	29	31	(2)
Travel & entertainment	18	13	5
Office rent, communications, misc.	23	23	-
	$ 359	$ 586	$ (227)

Lower administrative costs were primarily a result of lower payroll costs, significantly lower legal fees following the emergence from bankruptcy and lower non-cash charges associated with the lack of any grant of warrants or options during the three month ended March 31, 2009. These lower costs were partially offset by higher external services costs related to new business development activities.

Interest Expense

Interest expense decreased by $19,000 to $23,000 for the three months ended March 31, 2009 compared to $42,000 for the three months ended March 31, 2008. During the three months ended March 31, 2008, interest expense included accrued interest on the debtor-in-possession note that was converted to common stock after our emergence from bankruptcy in March 2008.

Loss from Continuing Operations

Loss from continuing operations improved by $171,000 to $489,000 for the three months ended March 31, 2009 compared to $660,000 for the three months ended March 31, 2008, primarily relating to lower administrative costs partially offset by higher costs of services from Down-hole Solutions business.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $-0- for the three months ended March 31, 2009 compared to a loss of $6,000 for the three months ended March 31, 2008. These operations continue to have no activity, having been discontinued since mid-2007.

Net Loss

The net loss improved by $177,000 to $489,000 for the three months ended March 31, 2009 compared to $666,000 for the three months ended March 31, 2008, primarily relating to lower administrative costs partially offset by higher costs of services from Down-hole Solutions business.

Liquidity and Capital Resources

Blast had total current assets of $1.2 million as of March 31, 2009, including a cash balance of $304,000, compared to total current assets of $1.6 million as of December 31, 2008, including a cash balance of $732,000.  The decrease in current assets is primarily related to the cash costs expended to field test and deploy the AFJ rig.

Blast had total assets as of March 31, 2009 of $5.4 million compared to total assets of $5.7 million as of December 31, 2008.  This decrease is primarily related to the costs of deploying the AFJ rig as described above.

Blast had total liabilities of $1.5 million as of March 31, 2009, consisting of current liabilities of $0.4 million compared to total liabilities of $1.4 million as of December 31, 2008, consisting of current liabilities of $0.3 million.  The slight increase in current liabilities is related to the financing of insurance policies covering the AFJ rig and its workers. Blast also had net working capital of $0.8 million and stockholders’ equity of $3.8 million as of March 31, 2009.

Cash Flows from Operating Activities

Blast had net cash used in operating activities of approximately $345,000 for the three months ended March 31, 2009, which was mainly due to the loss from continuing operations of $489,000 partially offset by a $99,000 favorable change in working capital.

Cash Flows used for Investing Activities

Blast had net cash used in investing activities of $83,000 for the three months ended March 31, 2009, which primarily consisted of capitalized improvements to the AFJ rig and the purchase of a crane truck to support field operations.

Cash Flows from Financing Activities

Blast had no cash provided by financing activities for the three months ended March 31, 2009.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

For the period ended March 31, 2009, there were no significant changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Hallwood Energy/Hallwood Petroleum Lawsuit
In April 2008, Eagle Domestic Drilling Operations LLC our wholly-owned subsidiary (“Eagle”) and Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) agreed to settle their ongoing litigation for $6.5 million. Under the terms of the settlement, Hallwood agreed to pay $2.0 million in cash, issue $2.75 million in equity and irrevocably forgave $1.65 million in deposits paid to Eagle.  The parties were fully and mutually released from any and all claims between them.  The terms of the settlement were approved by the board of each company and were confirmed by the Court. Hallwood paid Eagle $0.5 million in July 2008 and $1.5 million in September 2008.  Payments received from Hallwood were distributed in October 2008.

On February 11, 2009, Blast and Eagle entered into an amended settlement letter with Hallwood that modified and finalized the terms of the parties April 3, 2008 settlement letter.  The amended settlement provided that the equity component would be satisfied by the issuance to Blast of Class C Partnership Interests in Hallwood Energy, equal to 7% of such Interests, having a face value of $7,658,000 as of September 30, 2008 (the “Class C Interests”). The settlement was approved by the board of each company and was confirmed by the Bankruptcy Court.

On March 2, 2009, Hallwood Energy filed voluntary petitions with the Bankruptcy Court for the Northern District of Texas under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in order that it could dispose of burdensome and uneconomical assets and reorganize its financial obligations and capital structure. This bankruptcy filing creates uncertainty as to the future value of this equity position in Hallwood, so we are recognizing a zero carrying value in our financial statements.

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation.  Blast and Quicksilver also agreed to release all the claims against each other and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million, as follows:

•	$5 million payable upon the parties’ entry into the settlement;
•	$1million payable on or before the first anniversary date of the execution of the settlement;
•	$2 million payable on or before the second anniversary date of the execution of the settlement; and
•	$2 million payable on or before the third anniversary date of the execution of the settlement.

In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within 10 days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million in October 2008. The remaining amounts due from Quicksilver are shown as a receivable in the balance sheet, net of contingent legal fees.

 General
Other than the aforementioned matters, Blast is not aware of any other pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K, filed with the Commission on March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Accounting Officer pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

	By:	/s/ John O’Keefe, CEO
John O’Keefe
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009

	By:	/s/ John MacDonald, CFO
John MacDonald
Chief Financial Officer
(Principal Accounting Officer)

Date: May 11, 2009