Form 10-Q
period 2009-06-30
BLAST ENERGY SERVICES, INC.
filed 2009-08-14
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

000-53725
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

 Yes   ☒  No   ☐

The number of shares of the issuer’s common stock outstanding of each of the issuer’s classes of equity as of August 14, 2009 is 61,817,404 including 1,150,000 approved but unissued shares arising from the class action settlement from 2005 and 35,000 shares that are still outstanding as of the filing of this report, but which shares the Issuer expects to cancel in the third quarter of 2009 and which are not shown as outstanding in the accompanying financial statements.

Blast Energy Services, Inc.

For the Three and Six Months Ended June 30, 2009

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash	$27,075	$731,631
Accounts receivable	66,157	107,065
Other assets	147,364	53,254
Current portion of long-term receivable	666,667	666,667
Total Current Assets	907,263	1,558,617

Equipment, net of accumulated depreciation of $118,591 and $68,282	1,224,174	1,191,263
Long term receivable	2,933,333	2,933,333

Total Assets	$5,064,770	$5,683,213

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$184,691	$24,085
Accrued expenses	401,083	225,312
Deferred revenue	8,395	9,459
Notes payable – other	101,843	-
Total Current Liabilities	696,012	258,856

Long Term Liabilities:
Notes payable – related party	1,120,000	1,120,000
Loan payable – long term portion	17,524	-
Total Liabilities	1,833,536	1,378,856

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; 6,000,000 and 6,000,000 shares issued and outstanding	6,000	6,000
Common stock, $.001 par value, 180,000,000 shares authorized; 61,782,404 and 60,432,404 shares issued and outstanding	61,782	60,432
Additional paid-in capital	75,110,431	75,102,481
Accumulated deficit	(71,946,979)	(70,864,556)

Total Stockholders’ Equity	3,231,234	4,304,357

Total Liabilities and Stockholders’ Equity	$5,064,770	$5,683,213

See accompanying notes to unaudited consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:	$84,319	$79,973	$202,332	$151,625

Operating expenses:
Cost of sales	269,079	197,547	457,790	317,668
Selling, general and administrative	339,155	876,409	698,365	1,462,356
Depreciation and amortization	35,675	2,467	67,690	4,617
Bad debt expense	10,778	-	10,778	-
Loss on disposal of equipment	-	1,270	3,885	1,270
Total operating expenses	654,687	1,077,693	1,238,508	1,785,911

Operating loss	(570,368)	(997,720)	(1,036,176)	(1,634,286)

Other income (expense):
Other income	-	158	-	8,158
Interest income	30	2,025	131	13,128
Interest expense	(23,344)	(23,485)	(46,378)	(65,978)
Total other income (expense)	(23,314)	(21,302)	(46,247)	(44,692)

Loss from continuing operations	(593,682)	(1,019,022)	(1,082,423)	(1,678,978)
Income from discontinued operations	-	1,695,670	-	1,689,342
Net income (loss)	$(593,682)	$676,648	$(1,082,423)	$10,364

Preferred dividends	59,836	78,904	119,014	108,712
Net income (loss) attributable to common shareholders	$(653,518)	$597,744	$(1,201,437)	$(98,348)

Basic income (loss) per common share:
Continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Discontinued operations	-	0.03	-	0.03
Net income (loss)	$(0.01)	$0.01	$(0.02)	$0.00

Diluted income (loss) per common share:
Continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Discontinued operations	-	0.02	-	0.03
Net income (loss)	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average common stock shares outstanding
Basic	61,782,404	57,790,618	61,245,387	55,619,780
Diluted	61,782,404	70,796,686	61,245,387	65,707,716

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended June 30, 2009 and 2008
 (Unaudited)

	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1,082,423)	$10,364
Income from discontinued operations	-	(1,689,342)
Loss from continuing operations	(1,082,423)	(1,678,978)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,690	4,617
Bad debt expense	10,778	-
Option and warrant expense	9,300	360,111
Loss on disposition of equipment	3,885	1,270
Stock issued for services	-	42,500
Changes in:
Accounts receivable	30,130	(12,767)
Other current assets	16,949	4,392
Accounts payable	160,607	(1,615,839)
Accrued expenses	175,770	9,149
Deferred revenue	(1,064)	143,921
Net Cash Used In Operating Activities	(608,378)	(2,741,624)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	5,000	-
Cash paid for purchase of fixed assets	(77,520)	(6,528)
Cash paid for construction of equipment	(10,511)	(75,778)
Net Cash Used In Investing Activities	(83,031)	(82,306)

Cash Flows From Financing Activities:
Borrowings on debtor-in-possession financing	-	100,000
Payments on short term debt	(13,147)	(582,781)
Issuance of convertible preferred stock	-	4,000,000
Common stock repurchased and cancelled	-	(900)
Net Cash Provided By Financing Activities	(13,147)	3,516,319

Discontinued operating activities	-	-
Net Cash Provided By Discontinued Operations	-	-

Net change in cash	(704,556)	692,389
Cash at beginning of period	731,631	48,833
Cash at end of period	$27,075	$741,222

Cash paid for:
Interest	$970	$31,589
Income taxes	-	-

Non-Cash Transactions:
Conversion of deferred board compensation to common stock	-	161,000
Conversion of related party interest to common stock	-	31,794
Conversion of related party advances to common shares	-	800,000
Issuance of note payable for related party debt and accrued interest	-	1,120,000
Cashless exercise of warrants	1,350	2,900
Prepaid insurance financed with note payable	111,059	106,875
Property financed with note payable	21,455	-

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

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2009 and December 31, 2008, Blast has determined that no allowance for doubtful accounts is required.

Earnings Per Share.  Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the three and six month periods ended June 30, 2009 and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

New Accounting Pronouncements. We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

Blast has a cash balance of $27,000, current assets of $0.9 million and stockholders’ equity of $3.2 million as of June 30, 2009. Blast had a loss from continuing operations of approximately $1.1 million for the six months ended June 30, 2009 and an accumulated deficit at June 30, 2009 of approximately $71.9 million. The financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create uncertainty as to Blast’s ability to continue as a going concern. Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

Description	Life	March 31, 2009	December 31, 2008
Computer equipment	3 years	$ 22,313	$ 22,313
Automobile/Trucks	4 years	98,975	26,265
Service Trailer	5 years	4,784	4,784
Remote Sensor Unit, in progress	3 years	50,479	50,479
AFJ Rig	10 years	1,166,215	1,155,704
		1,342,765	1,259,545

Less: accumulated depreciation		(118,591)	(68,282)
		$ 1,224,174	$ 1,191,263

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On June 12, 2009, the Company’s board of directors implemented cost cutting measures to reduce overhead costs and conserve cash, including partial and full furloughs of management and staff with reduced or no pay, respectively.   As such, John O’Keefe, our then President and CEO, was furloughed without pay, effective June 15, 2009, and therefore will not serve as President or CEO until such time as he returns to the Company.  John MacDonald, CFO and Corporate Secretary, and Andrew Wilson, VP Business Development (a non-executive position) were reduced to half pay until October 2009 at which time payment is expected to be received from Quicksilver (as defined below). The Blast board of directors has appointed Michael L. Peterson, a current member of the board, to serve as interim President and CEO in the absence of Mr. O’Keefe. If Mr. O’Keefe is not retained after the furlough period, the Company will recognize a $100,000 employment severance liability under the terms of Mr. O’Keefe’s employment contract.

NOTE 5 – PREFERRED STOCK

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

In October 2008 Blast agreed to redeem 2,000,000 shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at the face value of the Preferred shares, $0.50 per share, and paid $1,000,000 to redeem the Preferred shares.  The Preferred shares have a dividend rate of 8% per annum until paid or converted.  In connection with the Redemption, Blast cancelled the 1,000,000 Preferred shares each held by Clyde Berg and McAfee Capital, LLC, and consequently only 6,000,000 Preferred Shares remain outstanding as of June 30, 2009. As of June 30, 2009, the aggregate and per share dividend arrearages were $372,165 and $0.06, respectively.

NOTE 6 - OPTIONS AND WARRANTS

In March 2009, under the terms of the $0.01 warrants granted to Laurus Master Fund, Ltd. (“Laurus”), in August 2006, Laurus elected to make a cashless warrant exercise equivalent to 1,508,824 shares of common stock using a fair market value of $0.095 per share.  This resulted in 1,350,000 shares being issued to Laurus and 158,824 shares being cancelled under the cash-less exercise formula. Of the 6,090,000 $0.01 warrants originally granted to Laurus, 1,713,913 warrants remain unexercised as of June 30, 2009.

Share-based Compensation

The Company accounts for share-based compensation, including options, warrants and nonvested shares, according to the provisions of SFAS No. 123R, "Share Based Payment". During the six months ended June 30, 2009, the Company recognized share-based compensation expense of $9,300. The remaining amount of unamortized options expense at June 30, 2009 is $32,517.

Activity in options during the six months ended June 30, 2009 and related balances outstanding as of that date are reflected below. No options were issued during the six months ended June 30, 2009. There were 3,032,792 options outstanding at June 30, 2009. The intrinsic value of the exercisable options at June 30, 2009 was -0-.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2009	3,032,792	$ 0.59
Granted	-	-
Exercised	-	-
Forfeited and canceled	-	-

Outstanding at June 30, 2009	3,032,792	$ 0.59	6.0

Exercisable at June 30, 2009	2,866,125	$ 0.62	5.8

Activity in warrants during the six months ended June 30, 2009 and related balances outstanding as of that date are reflected below. No warrants were issued during the six months ended June 30, 2009. There were 11,995,089 warrants outstanding at June 30, 2009. The intrinsic value of the exercisable warrants at June 30, 2009 was $139,958.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2009	13,503,913	$ 0.76
Granted	-	-
Exercised	(1,350,000)	0.01
Forfeited and canceled	(158,824)	0.01

Outstanding at June 30, 2009	11,995,089	$ 0.84	3.4

Exercisable at June 30, 2009	11,995,089	$ 0.84	3.4

NOTE 7 – LITIGATION

Hallwood Energy/Hallwood Petroleum Lawsuit
In April 2008, Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), and Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) agreed to settle their ongoing litigation for $6.5 million. Under the terms of the settlement, Hallwood agreed to pay $2.0 million in cash, issue $2.75 million in equity and irrevocably forgave $1.65 million in deposits paid to Eagle.  The parties were fully and mutually released from any and all claims between them.  The terms of the settlement were approved by the board of each company and were confirmed by the Court. Hallwood paid Eagle $0.5 million in July 2008 and $1.5 million in September 2008.  Payments received from Hallwood were distributed in October 2008.

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

Subsequently, the Bankruptcy Court ruled in favor of a motion filed by an adversarial party in this matter which transferred the control of Hallwood to the third party. We believe this action will result in the elimination of any existing equity position held in Hallwood, including Blast’s, so we will continue to recognize a zero carrying value in our financial statements for our Hallwood equity interests until the matter is fully resolved.

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

In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within 10 days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million in October 2008. The remaining amounts due from Quicksilver are shown as a current and long term receivable in the balance sheet, net of contingent legal fees.

Alberta Energy Partners
Alberta Energy Partners (“Alberta”) took a number of actions adverse to Blast during the course of the Chapter 11 case. Alberta filed a motion to deem rejected the Technology Purchase Agreement (the “Agreement”) between Alberta and Blast. That motion was denied, and Alberta appealed the bankruptcy court’s rulings. However, the District Court has ordered that the consolidated appeal is stayed and administratively closed until Alberta has exhausted its appeal of the confirmation order. Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. This appeal was dismissed by the district court as moot. Alberta filed a motion for reconsideration and rehearing of the District Court’s order. That matter is presently pending and the Fifth District Court of Appeals has scheduled to hear oral arguments on this matter on September 1, 2009. Blast believes that the rulings made by the district court were correct and expects the appeal process to concur with the district judge’s rulings.

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

NOTE 8 – BUSINESS SEGMENTS

Blast has two reportable segments: (1) Satellite Communications Services and (2) Down-hole Solutions.  A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.  Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Satellite Communications	$84,319	$79,973	$182,332	$151,625
Down-hole Solutions	-	-	20,000	-
Total Revenue	$84,319	$79,973	$202,332	$151,625

Costs of Goods Sold:
Satellite Communications	$74,370	$96,935	$163,365	$193,235
Down-hole Solutions	194,709	100,612	294,425	124,433
Corporate	385,608	880,146	780,718	1,468,243
Total Costs of Goods Sold	$654,687	$1,077,693	$1,238,508	$1,785,911

Operating profit (loss):
Satellite Communications	$9,949	$(16,962)	$18,967	$(41,610)
Down-hole Solutions	(194,709)	(100,612)	(274,425)	(124,433)
Corporate	(385,608)	(880,146)	(780,718)	(1,468,243)
Operating Loss	$(570,368)	$(997,720)	$(1,036,176)	$(1,634,286)

NOTE 9 – DISCONTINUED OPERATIONS

There are no assets or liabilities associated with the discontinued operations at June 30, 2009 and December 31, 2008.

Net income from the discontinuance of drilling operations for the three and six months ended June 30, 2009 and 2008 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$-	$-	$-	$-

Operating Expenses:
Cost of sales	-	(47,070)	-	(43,403)
Selling, general and administrative	-	-	-	644
Interest expense	-	-	-	1,047
Total operating expenses	-	(47,070)		(41,712)

Gain from discontinued operations	-	47,070	-	41,712

Other income (expense)
Gain on forgiveness of debt	-	1,648,600	-	1,648,600
Other expenses	-	-	-	(1,007)
Interest income	-	-	-	37
Total other income (expense)	-	1,648,600	-	1,647,630

Net loss from discontinued operations	$-	$1,695,670	$-	$1,689,342

NOTE 10 – SUBSEQUENT EVENTS

In August 2009, Blast entered into a Demand Promissory Note (“Note”) with a third-party individual (“Lender”), pursuant to which the Lender loaned Blast $60,000.  The Note is due and payable on the earlier to occur of (a) August 10, 2010, or (b) any time after October 10, 2009, if the Lender declares all or a portion of the loan due and payable on such date (the “Due Date”). The Note bears interest at the rate of 8% per annum, with interest and principal payable on the Due Date.  Blast has the right to repay the Note at any time without penalty.  In connection with and as consideration for the Note, Blast granted the Lender warrants to purchase 250,000 shares of its common stock.  The warrants have an exercise price of $0.10 per share, contain a cashless exercise provision, and are exercisable for three years from the grant date (August 10, 2009).

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

Plan of Operations

During the next twelve months, Blast plans to attempt to expand its Satellite Communications Services and Down-hole Solutions businesses. Blast may choose to raise funds through the sale of debt and/or equity in order to expand its current lateral jetting rig fleet and/or to support its operations. The sale of additional equity securities, if undertaken by Blast and if accomplished, may result in dilution to our shareholders. Blast cannot assure you, however, that future financing will be available in amounts or on terms acceptable to Blast, or at all.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Satellite Communications Services

Satellite Communications Services’ revenues increased by $4,000 to $84,000 for the three months ended June 30, 2009 compared to $80,000 for the three months ended June 30, 2008. The increase was the result of new business and customer renewals. The operating margin from Satellite Communications Services increased by $27,000 to an operating profit of $10,000 for the three months ended June 30, 2009 compared to an operating loss of $17,000 for the three months ended June 30, 2008.

Down-hole Solutions

Down-hole Solutions’ revenues were $-0- for the three months ended June 30, 2009 and 2008. The Company has resumed field testing of this technology and unsuccessfully attempted to drill laterals on several wells during the quarter. The loss generated increased $94,000 to $195,000 for the three months ended June 30, 2009 compared to a loss of $101,000 during the three months ended June 30, 2008. This increase is primarily due to rig crew, repairs, and maintenance costs associated with rig deployment compared with certain pre-deployment fabrication costs and rig repairs incurred in 2008.

Depreciation and Amortization

Depreciation and amortization expense increased by $34,000 to $36,000 for the three months ended June 30, 2009 compared to $2,000 for the three months ended June 30, 2008.  This increase is primarily related to the depreciation of the AFJ rig which was brought into service in October 2008.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $537,000 to $339,000 for the three months ended June 30, 2009 compared to $876,000 for the three months ended June 30, 2008.

	For the Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008
Payroll and related costs	$ 111	$ 122	$ (11)
Option and warrant expense	1	308	(307)
Legal fees & settlements	62	234	(172)
External services	81	150	(69)
Insurance	50	32	18
Travel & entertainment	15	17	(2)
Office rent, communications, misc.	19	13	6
	$ 339	$ 876	$ (537)

Significantly lower administrative costs were primarily a result of lower payroll costs related to an increase in the allocation to the Down-hole Services business, lower legal fees following the emergence from bankruptcy and lower non-cash charges associated with the lack of grants of warrants and options during the three month ended June 30, 2009, compared to the three months ended June 30, 2008.

Interest Expense

Interest expense was $23,000 for the three months ended June 30, 2009 and 2008. During the three months ended June 30, 2009 and 2008, interest expense included accrued interest on the $1.1 million related party note related to the fabrication of the AFJ rig.

Loss from Continuing Operations

Loss from continuing operations improved by $425,000 to $594,000 for the three months ended June 30, 2009 compared to $1,019,000 for the three months ended June 30, 2008, primarily due to significantly lower administrative costs partially offset by higher costs of services from the Down-hole Solutions business.

Income  from Discontinued Operations

Income from discontinued operations was $-0- for the three months ended June 30, 2009 compared to a gain of $1.7 million for the three months ended June 30, 2008. These operations relating to our prior rig acquisition and related oil drilling operations continue to have no activity, having been discontinued since mid 2007. The gain in 2008 was primarily due to the April 2008 settlement with Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) which irrevocably forgave an accumulated liability of $1,648,600 previously accrued to cover an advance made by Hallwood.

Net Income (Loss )

Net loss increased by $1,271,000 to a loss of $594,000 for the three months ended June 30, 2009 compared to a net gain of $677,000 for the three months ended June 30, 2008, primarily due to the gain from the April 2008 settlement whereby Hallwood irrevocably forgave an accumulated liability of $1,648,600 previously accrued to cover an advance made by Hallwood. The loss in 2009 was primarily due to higher costs of services from Down-hole Solutions business partially offset by lower administrative costs.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Satellite Communications Services

Satellite Communications Services’ revenues increased by $30,000 to $182,000 for the six months ended June 30, 2009 compared to $152,000 for the six months ended June 30, 2008. The increase was the result of new business and customer renewals, including the new systems sold to a major pipeline company. The operating margin from Satellite Communications Services increased by $61,000 to a gross profit of $19,000 for the six months ended June 30, 2009 compared to a gross loss of $42,000 for the six months ended June 30, 2008.

Down-hole Solutions

Down-hole Solutions’ revenues for the six months ended June 30, 2009 increased to $20,000 compared to $-0- revenue for the six months ended June 30, 2008. The Company resumed field testing of this Applied Fluid Jetting (“AFJ”) technology in fiscal 2009, and the lateral jetting rig successfully drilled laterals on one well in January 2009 but has not been successful on laterals attempted in the second quarter of 2009. The loss generated increased $150,000 to $274,000 for the six months ended June 30, 2009 compared to $124,000 during the six months ended June 30, 2008. This increase represents rig crew, repairs, and maintenance costs associated with rig deployment in 2009 compared with certain pre-deployment fabrication costs and rig repairs incurred in 2008.

Depreciation and Amortization

Depreciation and amortization expense increased by $63,000 to $68,000 for the six months ended June 30, 2009 compared to $5,000 for the six months ended June 30, 2008.  This increase is primarily related to the depreciation of the AFJ rig which was brought into service in October 2008.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $764,000 to $698,000 for the six months ended June 30, 2009 compared to $1,462,000 for the six months ended June 30, 2008.

	For the Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008
Payroll and related costs	$ 226	$ 291	$ (65)
Option and warrant expense	9	360	(351)
Legal fees & settlements	72	461	(389)
External services	240	221	19
Insurance	79	63	16
Travel & entertainment	33	30	3
Office rent, communications, misc.	39	36	3
	$ 698	$ 1,462	$ (764)

Significantly lower administrative costs were primarily a result of lower payroll costs related to deferred salaries being paid upon emergence from bankruptcy in 2008 and increase in the allocation to the Down-hole Services business, lower legal fees following the emergence from bankruptcy and lower non-cash charges associated with the lack of any grant of warrants or options during the six months ended June 30, 2009.

Interest Expense

Interest expense decreased by $20,000 to $46,000 for the six months ended June 30, 2009 compared to $66,000 for the six months ended June 30, 2008. During the six months ended June 30, 2009 and 2008, interest expense included accrued interest on the $1.1 million related party note related to the fabrication of the AFJ rig. The higher interest expense in 2008 is related to the payment of interest on the Debtor-in-Possession loan that was paid off in April 2008.

Loss from Continuing Operations

Loss from continuing operations improved by $0.6 million to $1.1 million for the six months ended June 30, 2009 compared to $1.7 million for the six months ended June 30, 2008, primarily due to lower administrative costs partially offset by higher costs of services from Down-hole Solutions business.

Income from Discontinued Operations

Income from discontinued operations was $-0- for the six months ended June 30, 2009 compared to a gain of $1.7 million for the six months ended June 30, 2008. These operations continue to have no activity, having been discontinued since mid 2007. The gain from in 2008 was primarily due to the April 2008 settlement with Hallwood which irrevocably forgave an accumulated liability of $1,648,600 previously accrued to cover an advance made by Hallwood.

Net Loss

The net loss increased by $1.0 million to $1,1 million for the six months ended June 30, 2009 compared to a gain of $10,000 for the six months ended June 30, 2008, primarily due to the gain from the April 2008 settlement whereby Hallwood irrevocably forgave an accumulated liability of $1,648,600 previously accrued to cover an advance made by Hallwood. The loss in 2009 was primarily due to higher costs of services from Down-hole Solutions business partially offset by lower administrative costs.

Liquidity and Capital Resources

Blast had total current assets of $0.9 million as of June 30, 2009, including a cash balance of $27,000, compared to total current assets of $1.6 million as of December 31, 2008, including a cash balance of $732,000.  The decrease in current assets is primarily related to the cash costs expended to field test and deploy the AFJ rig.

Blast had total assets as of June 30, 2009 of $5.1 million compared to total assets of $5.7 million as of December 31, 2008.  This decrease is primarily due to cash expenditures related to the costs of deploying the AFJ rig as described above.

Blast had total liabilities of $1.8 million as of June 30, 2009, including current liabilities of $0.7 million compared to total liabilities of $1.4 million as of December 31, 2008, including current liabilities of $0.3 million.  The increase in current liabilities is related to the financing of insurance policies covering the AFJ rig and its workers, increase in accounts payable, and the deferral of officers’ salaries. Blast also had net working capital of $0.2 million and stockholders’ equity of $3.2 million as of June 30, 2009.

On June 12, 2009, the Company’s board of directors implemented cost cutting measures to reduce overhead costs and conserve cash, including partial and full furloughs of management and staff with reduced or no pay, respectively.   As such, John O’Keefe, our then President and CEO, was furloughed without pay, effective June 15, 2009, and therefore will not serve as President or CEO until such time as he returns to the Company.  John MacDonald, CFO and Corporate Secretary, and Andrew Wilson, VP Business Development (a non-executive position) were reduced to half pay until October 2009 at which time payment is expected to be received from Quicksilver (as defined below). The Blast Board of directors has appointed Michael L. Peterson, a current member of the board, to serve as interim President and CEO in the absence of Mr. O’Keefe.

On or around August 10, 2009, Blast entered into a Demand Promissory Note with a third-party individual (“Lender”), pursuant to which Lender loaned Blast $60,000, which amount bears interest at the rate of 8% per annum, with interest and principal payable on the Due Date (as described below).  The loan is due and payable on the earlier to occur of (a) August 10, 2010, and (b) any time after October 10, 2009, if Lender declares all or a portion of the loan due and payable on such date (the “Due Date”).  Blast has the right to repay the loan at any time without penalty.  In connection with and consideration for the loan, Blast granted the Lender warrants to purchase 250,000 shares of Blast’s common stock, which warrants have an exercise price of $0.10 per share, contain a cashless exercise provision, and are exercisable for three years from the grant date (August 10, 2009).

Cash Flows from Operating Activities

Blast had net cash used in operating activities of approximately $608,000 for the six months ended June 30, 2009, which was mainly due to the loss from continuing operations of $1,082,000.

Cash Flows used in Investing Activities

Blast had net cash used in investing activities of $83,000 for the six months ended June 30, 2009, which primarily consisted of capitalized improvements to the AFJ rig and the purchase of a crane truck to support field operations.

Cash Flows from Financing Activities

Blast had net cash used in financing activities of $13,000 for the six months ended June 30, 2009.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

For the period ended June 30, 2009, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Hallwood Energy/Hallwood Petroleum Lawsuit
In April 2008, Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), and Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) agreed to settle their ongoing litigation for $6.5 million. Under the terms of the settlement, Hallwood agreed to pay $2.0 million in cash, issue $2.75 million in equity and irrevocably forgave $1.65 million in deposits paid to Eagle.  The parties were fully and mutually released from any and all claims between them.  The terms of the settlement were approved by the board of each company and were confirmed by the Court. Hallwood paid Eagle $0.5 million in July 2008 and $1.5 million in September 2008.  Payments received from Hallwood were distributed in October 2008.

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

Subsequently the Bankruptcy Court ruled in favor of a motion filed by an adversarial party in this matter which transferred the control of Hallwood to the third party. We believe this action will result in the elimination of any existing equity position held in Hallwood, so we will continue to recognize a zero carrying value in our financial statements until the matter is fully resolved.

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

In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within 10 days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million in October 2008. The remaining amounts due from Quicksilver are shown as a receivable on the balance sheet, net of contingent legal fees.

Alberta Energy Partners
Alberta Energy Partners (“Alberta”) took a number of actions adverse to Blast during the course of the Chapter 11 case. Alberta filed a motion to deem rejected the Technology Purchase Agreement (the “Agreement”) between Alberta and Blast. That motion was denied, and Alberta appealed the bankruptcy court’s rulings. However, the District Court has ordered that the consolidated appeal is stayed and administratively closed until Alberta has exhausted its appeal of the confirmation order. Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. This appeal was dismissed by the district court as moot. Alberta filed a motion for reconsideration and rehearing of the District Court’s order. That matter is presently pending and the Fifth District Court of Appeals has scheduled to hear oral arguments on this matter on September 1, 2009. Blast believes that the rulings made by the district court were correct and expects the appeal process to concur with the district judge’s rulings.

General
Other than the aforementioned matters, Blast is not aware of any other pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

As part of its regular operations, Blast may become a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters.  Although Blast can provide no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on Blast, except as described above, Blast believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on Blast‘s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of stockholders was held on May 27, 2009, which meeting had a record date of April 9, 2009, and disclosed herein are the final voting results of such meeting:

	NUMBER OF VOTES CAST:
	YES(1)	WITHHELD AUTHORITY
Proposal One - Election of Directors (all of which were Directors prior to the meeting, and whose term continued after the meeting):
John R. Block,	54,762,962	2,850,820
Roger P. (Pat) Herbert,	56,657,987	955,795
Joseph J. Penbera, Ph.D.,	54,531,597	3,082,185
Jeffrey R. Pendergraft (2), and	56,669,987	943,795
Michael L. Peterson	57,401,034	1,888,415

	YES(1)	NO	ABSTAIN
Proposal Two – Approval of Independent Public Accountant (GBH CPAs, PC):	57,401,034	146,041	66,708
Proposal Three – Approval of the Company’s 2009 Stock Incentive Plan and the cancellation of the Company’s previously adopted 2003 Employee Stock Option Plan:	32,539,618	850,113	257,150

(1) Includes the vote of all 6,000,000 shares of Blast’s Series A Preferred Stock, which are each able to vote the number of shares of common stock such shares are convertible into, and therefore each vote one voting share or 6,000,000 voting shares total.

(2) Resigned effective July 13, 2009.

As a result of the voting described above, all of our director nominees were re-elected as directors of Blast, GBH CPAs, PC, was approved as Blast’s independent auditors for the fiscal year ended December 31, 2009, and Blast’s 2009 Stock Incentive Plan, and the cancellation of the 2003 Employee Stock Option Plan (without affecting the validity of any securities granted pursuant to such plan) were approved at the meeting.

Blast’s 2009 Stock Incentive Plan:

The 2009 Stock Incentive Plan (the “Plan”) is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth.  The Plan is designed to help attract and retain for the Company and its affiliates personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its affiliates.

Pursuant to the Plan, the Board of Directors (or a committee thereof) has the ability to award grants of incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Plan to the Company’s employees, officers, directors and consultants.  The number of securities issuable pursuant to the Plan is initially 5,000,000, provided that the number of shares available for issuance under the Plan will be increased on the first day of each Fiscal Year (as defined below) beginning with the Company’s 2011 Fiscal Year, in an amount equal to the greater of (i) 2,000,000 shares; or (ii) three percent (3%) of the number of issued and outstanding shares of the Company on the first day of such Fiscal Year.  The Company’s “Fiscal Year” shall be defined as the twelve month accounting period which the Company has designated for its public accounting purposes, which shall initially be the period from January 1 to December 31, and shall thereafter be such Fiscal Year as the Company shall adopt from time to time.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit 4.1*	Blast Energy Services, Inc. 2009 Stock Incentive Plan

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Accounting Officer pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

	By:	/s/ Michael Peterson
Michael Peterson
Interim President and CEO
(Principal Executive Officer)

Date: August 14, 2009

	By:	/s/ John MacDonald, CFO
John MacDonald
Chief Financial Officer
(Principal Accounting Officer)

Date: August 14, 2009