Form 10-Q
period 2009-09-30
BLAST ENERGY SERVICES, INC.
filed 2009-11-13
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

 Yes   ☒ No   ☐

The number of shares of the issuer’s common stock outstanding of each of the issuer’s classes of equity as of November 12, 2009 is 61,854,904 including 1,150,000 approved but unissued shares arising from the class action settlement from 2005 and 35,000 shares that are still outstanding as of the filing of this report, but which shares the Issuer expects to cancel in the fourth quarter of 2009 and which are not shown as outstanding in the accompanying financial statements.

Blast Energy Services, Inc.

For the Three and Nine Months Ended September 30, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash	$661,470	$731,631
Accounts receivable	39,516	107,065
Other assets	133,500	53,254
Current portion of long-term receivable	1,440,000	666,667
Total current assets	2,274,486	1,558,617

Equipment, net of accumulated depreciation of $154,459 and $68,282	1,188,306	1,191,263
Long-term receivable	1,440,000	2,933,333

Total assets	$4,902,792	$5,683,213

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$171,425	$24,085
Accrued expenses	492,739	225,312
Deferred revenue	2,250	9,459
Notes payable – related party	60,000	-
Notes payable-other	89,062	-
Total current liabilities	815,476	258,856

Long-term liabilities:
Notes payable-related party	1,120,000	1,120,000
Loan payable long-term portion	16,566	-
Total liabilities	1,952,042	1,378,856

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; 6,000,000 and 6,000,000 shares issued and outstanding	6,000	6,000
Common stock, $.001 par value, 180,000,000 shares authorized; 61,819,904 and 60,432,404 shares issued and outstanding	61,820	60,432
Additional paid-in capital	75,134,095	75,102,481
Accumulated deficit	(72,251,165)	(70,864,556)

Total stockholders’ equity	2,950,750	4,304,357

Total liabilities and stockholders’ equity	$4,902,792	$5,683,213

See accompanying notes to unaudited consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009	2008		2009	2008

Revenue:	$63,298		$135,925	$265,630	$287,550

Operating expenses:
Cost of sales	103,767		128,772	561,557	446,440
Selling, general and administrative	191,188		364,909	889,552	1,827,265
Depreciation and amortization	35,868		2,416	103,558	7,033
Bad debt expense	-		-	10,778	-
Loss on disposal of equipment	-		-	3,885	1,270
Total operating expenses	330,823		496,097	1,569,330	2,282,008

Operating loss	(267,525)		(360,172)	(1,303,700)	(1,994,458)

Other income (expense):
Other income	-		-	-	8,158
Interest income	41		614	172	13,742
Interest expense	(36,703)		(23,486)	(83,081)	(89,464)
Total other income (expense)	(36,662)		(22,872)	(82,909)	(67,564)

Loss from continuing operations	(304,187)		(383,044)	(1,386,609)	(2,062,022)
Income (loss) from discontinued operations	-		(325)	-	1,689,017
Net loss	$(304,187)		$(383,369)	$(1,386,609)	$(373,005)

Preferred dividends	60,493		80,658	179,507	189,370
Net loss attributable to common shareholders	$(364,680)		$(464,027)	$(1,566,116)	$(562,375)

Net income (loss) per common share – Basic and diluted:
Continuing operations	$(0.01)		$(0.01)	$(0.03)	$(0.04)
Discontinued operations	-		-	-	0.03
Net loss	$(0.01)	$	(0.01)	$(0.03)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	60,775,009		59,233,002	61,427,459	56,863,198

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,386,609)	$(373,005)
Income from discontinued operations	-	(1,689,017)
Loss from continuing operations	(1,386,609)	(2,062,022)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,558	7,033
Stock issued for services	7,500	-
Option and warrant expense	13,005	421,365
Warrants issued with debt	12,498	-
Loss on disposition of equipment	3,885	1,270
Changes in:
Accounts receivable	67,549	(453,899)
Other current assets	30,812	39,937
Accounts payable	147,340	(1,181,285)
Accrued expenses	267,427	141,265
Deferred revenue	(7,209)	(176)
Net cash used for operating activities	(740,244)	(3,086,512)

Cash flows from investing activities:
Proceeds from sale of fixed assets	5,000	-
Cash paid for purchase of fixed assets	(77,520)	(6,528)
Cash paid for construction of equipment	(10,511)	(139,505)
Net cash used for investing activities	(83,031)	(146,033)

Cash flows from financing activities:
Borrowings on debtor-in-possession financing	-	100,000
Payments on short term debt	(26,886)	(612,991)
Issuance of convertible preferred stock	-	4,000,000
Borrowings on note payable	60,000	-
Proceeds from exercise of options	-	10,000
Common stock repurchased and cancelled	-	(900)
Net cash provided by financing activities	33,114	3,496,109

Discontinued operating activities	720,000	-
Net cash provided by discontinued operations	720,000	-

Net change in cash	(70,161)	263,564
Cash at beginning of period	731,631	48,833
Cash at end of period	$661,470	$312,397

Cash paid for:
Interest	$3,046	$32,563
Income taxes	-	-

Non-Cash Transactions:
Conversion of deferred board compensation to common stock	$-	$161,000
Conversion of related party interest to common stock	-	31,794
Conversion of related party advances to common shares	-	800,000
Issuance of note payable for related party debt and accrued interest	-	1,120,000
Cashless exercise of warrants	1,350	2,900
Prepaid insurance financed with note payable	111,059	106,875
Property financed with note payable	$21,455	$-

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim financial statements of Blast Energy Services, Inc. (“Blast”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Blast’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K, have been omitted.

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

Business. Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Blast licensed and owned technologies. We are an emerging technology company in the energy sector and strive to assist oil and gas companies in producing more economically. We seek to provide quality services to the energy industry through our two divisions (i) Satellite Communications Services and (ii) Down-hole Solutions, such as our Applied Fluid Jetting (“AFJ”) technology.

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

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of September 30, 2009 and December 31, 2008, Blast has determined that no allowance for doubtful accounts is required.  During the nine months ended September 30, 2009, Blast recognized bad debt expense of $10,778 related to one customer’s receivable balance determined to be uncollectible.

Earnings Per Share.  Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the three and nine month periods ended September 30, 2009 and 2008, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

New Accounting Pronouncements. We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.

NOTE 2 – GOING CONCERN

Blast has a cash balance of approximately $661,000, current assets of approximately $2.3 million and stockholders’ equity of approximately $3.0 million as of September 30, 2009. Blast had a loss from continuing operations of approximately $1.4 million for the nine months ended September 30, 2009 and an accumulated deficit at September 30, 2009 of approximately $72.3 million. The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create uncertainty as to Blast’s ability to continue as a going concern. Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

Description	Life	September 30, 2009	December 31, 2008
Computer equipment	3 years	$ 22,313	$ 22,313
Automobile/Trucks	4 years	98,974	26,265
Service Trailer	5 years	4,784	4,784
Remote Sensor Unit, in progress	3 years	50,479	50,479
AFJ Rig	10 years	1,166,215	1,155,704
		1,342,765	1,259,545

Less: accumulated depreciation		(154,459)	(68,282)
		$ 1,188,306	$ 1,191,263

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On June 12, 2009, the Company’s board of directors implemented cost cutting measures to reduce overhead costs and conserve cash, including partial and full furloughs of management and staff with reduced or no pay, respectively.   As such, John O’Keefe, our then President and CEO, was furloughed without pay, effective June 15, 2009, and therefore will not serve as President or CEO until such time as he may return to the Company.  John MacDonald, CFO and Corporate Secretary, and Andrew Wilson, V.P. of Business Development (a non-executive position) were reduced to half pay until such time as funds are available to return to full pay. The Blast board of directors has appointed Michael L. Peterson, a current member of the board, to serve as interim President and CEO in the absence of Mr. O’Keefe. If Mr. O’Keefe is not retained after the furlough period, the Company will recognize a $100,000 employment severance liability under the terms of Mr. O’Keefe’s employment contract.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

In August 2009, Blast entered into a Demand Promissory Note (“Note”) with a related third-party individual (“Lender”), pursuant to which the Lender loaned Blast $60,000.  The Note was due and payable on the earlier to occur of (a) August 10, 2010, or (b) any time after October 10, 2009, if the Lender declared all or a portion of the loan due and payable on such date (the “Due Date”). The Note accrued interest at the rate of 8% per annum, with interest and principal payable on the Due Date.  Blast had the right to repay the Note at any time without penalty.  In connection with and as consideration for the Note, Blast granted the Lender warrants to purchase 250,000 shares of its common stock.  The warrants have an exercise price of $0.10 per share, contain a cashless exercise provision, and are exercisable for three years from the grant date (August 10, 2009). The value of the warrants, $12,498 based upon the Black-Scholes option pricing model, was expensed on the date of grant as additional interest expense due to the demand nature of the Note.  On October 31, 2009, Blast repaid this $60,000 Note in full including accrued interest of $1,027.

NOTE 6 - PREFERRED STOCK

Related Party Transactions

In January 2008, Blast sold the rights to an aggregate of two million units each consisting of four shares of Series A Convertible Preferred Stock, and one three year warrant to purchase one share of common stock with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4 million or $2.00 per Unit, to Clyde Berg and to McAfee Capital LLC, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units.  The proceeds from the sale of the Units were used to satisfy creditor claims of about $2.4 million under the terms of our Second Amended Plan of Reorganization allowing Blast to emerge from Chapter 11 bankruptcy and provided working capital of $1.6 million.

In October 2008, Blast agreed to redeem two million shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at face value of $0.50 per share and paid $1 million to redeem the Preferred shares.  The Preferred shares have a dividend rate of 8% per annum until paid or converted.  In connection with the redemption, Blast cancelled one million Preferred shares each held by Clyde Berg and McAfee Capital, LLC, and consequently only six million Preferred shares remain outstanding as of September 30, 2009. As of September 30, 2009, the aggregate and per share dividend arrearages were $432,658 and $0.07, respectively.

NOTE 7 – COMMON STOCK

In May 2008, the Board of Directors approved the issuance of up to 300,000 shares of Blast’s common stock to a consultant in consideration for market surveillance and financial consulting services provided.  The shares were earned by the consultant as follows: 150,000 shares immediately and 37,500 shares at the end of each quarter for the one year period of the engagement. In September 2009, under the terms of this engagement, the remaining 37,500 shares were issued. The shares were valued at $7,500 based upon the closing price of Blast’s common stock at the date the shares were earned.

NOTE 8 - OPTIONS AND WARRANTS

In August 2009, in connection with and as consideration for the Demand Promissory Note mentioned above in Note 5, Blast granted the Lender warrants to purchase 250,000 shares of its common stock. The fair value of $12,498 was recorded as interest expense during the nine months ended September 30, 2009 and the warrants were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the 250,000 warrants include: (1) discount rate of 1.79%, (2) expected term of 1.5 years, (3) expected volatility of 155.51% and (4) zero expected dividends. The warrants have an exercise price of $0.10 per share, contain a cashless exercise provision, and are exercisable for three years from the grant date.

In March 2009, under the terms of the $0.01 warrants granted to Laurus Master Fund, Ltd. (“Laurus”) in August 2006, Laurus elected to make a cashless warrant exercise equivalent to 1,508,824 shares of common stock using a fair market value of $0.095 per share.  This resulted in 1,350,000 shares being issued to Laurus and 158,824 shares being cancelled under the cashless exercise formula. Of the 6,090,000 $0.01 warrants originally granted to Laurus, 1,713,913 warrants remain unexercised as of September 30, 2009. These warrants expire in August 2013.

Share-based Compensation

The Company accounts for share-based compensation, including options, warrants and nonvested shares, according to the provisions of ASC 718, Compensation – Stock Compensation (formerly, SFAS No. 123R, "Share Based Payment"). During the nine months ended September 30, 2009, the Company recognized share-based compensation expense of $13,005. The remaining amount of unamortized options expense at September 30, 2009 is $22,434.

Activity in options during the nine months ended September 30, 2009 and related balances outstanding as of that date are reflected below. No options were issued during the nine months ended September 30, 2009. There were 2,999,459 options outstanding at September 30, 2009. The intrinsic value of outstanding as well as exercisable options at September 30, 2009 was -0-.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2009	3,032,792	$ 0.59
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(33,333)	.20

Outstanding at September 30, 2009	2,999,459	$ 0.60	5.7

Exercisable at September 30, 2009	2,882,792	$ 0.61	5.6

Activity in warrants during the nine months ended September 30, 2009 and related balances outstanding as of that date are reflected below. There were 12,245,089 warrants outstanding at September 30, 2009. The intrinsic value of the exercisable warrants at September 30, 2009 was $108,856.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2009	13,503,913	$ 0.76
Granted	250,000	0.10
Exercised	(1,350,000)	0.01
Forfeited and cancelled	(158,824)	0.01

Outstanding at September 30, 2009	12,245,089	$ 0.84	3.1

Exercisable at September 30, 2009	12,245,089	$ 0.84	3.1

NOTE 9 – LITIGATION

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

In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within 10 days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million in October 2008 and the second payment of $1 million ($720,000 net to Blast) in September 2009. The remaining amounts due from Quicksilver are shown as a current and long term receivable in the balance sheet, net of contingent legal fees.

Alberta Energy Partners
Alberta Energy Partners (“Alberta”) took a number of actions adverse to Blast during the course of the Chapter 11 case. Alberta filed a motion to deem rejected the Technology Purchase Agreement (the “Agreement”) between Alberta and Blast. That motion was denied, and Alberta appealed the bankruptcy court’s rulings. However, the District Court has ordered that the consolidated appeal is stayed and administratively closed until Alberta has exhausted its appeal of the confirmation order. Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. This appeal was dismissed by the district court as moot. Alberta filed a motion for reconsideration and rehearing of the District Court’s order. On September 1, 2009, oral arguments on that matter were heard by the Fifth District Court of Appeals but no ruling has yet been issued. Blast believes that the rulings made by the district court were correct and expects the appeal process to concur with the district judge’s rulings.

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

NOTE 10 – BUSINESS SEGMENTS

Blast has two reportable segments: (1) Satellite Communications Services and (2) Down-hole Solutions.  A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.  Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Satellite Communications	$63,298	$115,925	$245,630	$267,550
Down-hole Solutions	-	20,000	20,000	20,000
Total Revenue	$63,298	$135,925	$265,630	$287,550

Costs of Goods Sold:
Satellite Communications	$45,462	$104,366	$208,827	$297,601
Down-hole Solutions	58,305	24,406	352,730	148,839
Corporate	227,056	367,325	1,007,773	1,835,568
Total Costs of Goods Sold	$330,823	$496,097	$1,569,330	$2, 282,008

Operating profit (loss):
Satellite Communications	$17,836	$11,559	$36,803	$(30,051)
Down-hole Solutions	(58,305)	(4,406)	(332,730)	(128,839)
Corporate	(227,056)	(367,325)	(1,007,773)	(1,835,568)
Operating Loss	$(267,525)	$(360,172)	$(1,303,700)	$(1,994,458)

NOTE 11 – DISCONTINUED OPERATIONS

There are no assets or liabilities associated with the discontinued operations at September 30, 2009 and December 31, 2008.  Net income from the discontinuance of drilling operations for the three and nine months ended September 30, 2009 and 2008 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$-	$-	$-	$-

Operating Expenses:
Cost of sales	-	-	-	(43,403)
Selling, general and administrative	-	325	-	969
Depreciation and amortization	-	-	-	-
Total operating expenses	-	325		(42,434)

Gain (loss) from discontinued operations	-	(325)	-	42,434

Other income (expense)
Gain on forgiveness of debt	-	-	-	1,648,600
Other expenses	-	-	-	(1,007)
Interest expense	-	-	-	(1,047)
Interest income	-	-	-	37
Total other income (expense)	-	-	-	1,646,583

Net income (loss) from discontinued operations	$-	$(325)	$-	$1,689,017

NOTE 12 – SUBSEQUENT EVENTS

Effective October 1, 2009, after serving for more than ten years, Dr. Joseph P. Penbera resigned from the board of directors for Blast Energy Services, Inc. on amicable terms in order to devote his attentions to other business opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Operations

Forward-Looking Statements

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by words such as “anticipate,” “believe” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to, such risk factors as: changes in technology, reservoir or sub-surface conditions, the introduction of new services, commercial acceptance and viability of new services, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, the ability of our customers to pay for our services, together with such other risk factors as may be included in our Annual Report on Form 10-K filed with the Commission on March 31, 2009 and incorporated herein by reference. The use of the term “Blast” or the “Company” herein refers to Blast Energy Services, Inc. and its wholly-owned subsidiary, Eagle Domestic Drilling Operations LLC.

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

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Satellite Communications Services

Satellite Communications Services’ revenues decreased by $53,000 or 45% to $63,000 for the three months ended September 30, 2009 compared to $116,000 for the three months ended September 30, 2008. The decrease was the result of a reduction in new business and customer renewals from the prior period. The operating margin from Satellite Communications Services increased by $6,000 or 50% to an operating profit of $18,000 for the three months ended September 30, 2009 compared to $12,000 for the three months ended September 30, 2008.

Down-hole Solutions

Down-hole Solutions’ revenues were $-0- for the three months ended September 30, 2009 compared to $20,000 for the three months ended September 30, 2008. The Company has temporarily suspended field testing of this technology after unsuccessfully attempting to drill laterals on several wells during the second quarter of 2009. The loss generated increased $54,000 to $58,000 for the three months ended September 30, 2009 compared to a loss of $4,000 during the three months ended September 30, 2008. This increase is primarily due to rig crew, repairs, and maintenance costs associated with attempted rig deployment in 2009 compared with certain pre-deployment fabrication costs and rig repairs incurred in 2008.

Depreciation and Amortization

Depreciation and amortization expense increased by $34,000 to $36,000 for the three months ended September 30, 2009 compared to $2,000 for the three months ended September 30, 2008.  This increase is primarily related to the depreciation of the AFJ rig which was brought into service in October 2008.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $174,000 or 48% to $191,000 for the three months ended September 30, 2009 compared to $365,000 for the three months ended September 30, 2008.

	For the Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2009	2008
Payroll and related costs	$ 46	$ 117	$ (71)
Option and warrant expense	4	9	(5)
Legal fees & settlements	22	84	(62)
External services	68	75	(7)
Insurance	37	42	(5)
Travel & entertainment	3	14	(11)
Office rent, communications, misc.	11	24	(13)
	$ 191	$ 365	$ (174)

Significantly lower administrative costs were primarily a result of lower payroll costs related to the furlough of executive management and lower legal fees from a reduction in matters requiring legal advice and consultation during the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

Interest Expense

Interest expense was $37,000 for the three months ended September 30, 2009 as compared to $23,000 for the three months ended September 30, 2008. During the three months ended September 30, 2009 and 2008, interest expense included accrued interest on the $1.1 million related party note related to the fabrication of the AFJ rig.  Interest expense for the 2009 period also included $12,000 of expense related to the fair value of warrants granted as part of the $60,000 note payable entered into in August 2009, as described in Note 4 to the financial statements included herewith.

Loss from Continuing Operations

Loss from continuing operations improved by $79,000 or 21% to $304,000 for the three months ended September 30, 2009 compared to $383,000 for the three months ended September 30, 2008, primarily due to significantly lower administrative costs partially offset by higher costs of services from the Down-hole Solutions business.

Income from Discontinued Operations

Income from discontinued operations was $-0- for the three months ended September 30, 2009 compared to a negligible loss for the three months ended September 30, 2008. These operations relating to our prior rig acquisition and related oil drilling operations continue to have no activity, having been discontinued since mid 2007.

Net Loss

Net loss decreased by $79,000 or 21% to a net loss of $304,000 for the three months ended September 30, 2009 compared to a net loss of $383,000 for the three months ended September 30, 2008, primarily due to significantly lower administrative costs partially offset by higher costs of services from Down-hole Solutions business.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Satellite Communications Services

Satellite Communications Services’ revenues decreased by $22,000 or 8% to $246,000 for the nine months ended September 30, 2009 compared to $268,000 for the nine months ended September 30, 2008. The decrease was the result of a reduction in new business and customer renewals. The operating margin from Satellite Communications Services increased by $67,000 or 223% to an operating profit of $37,000 for the nine months ended September 30, 2009 compared to an operating loss of $30,000 for the nine months ended September 30, 2008.

Down-hole Solutions

Down-hole Solutions’ revenues were $20,000 for the nine months ended September 30, 2009 and September 30, 2008. The Company resumed field testing of the Applied Fluid Jetting (“AFJ”) technology in fiscal 2009, and the lateral jetting rig successfully drilled laterals on one well in January 2009 but had not been successful on laterals attempted in the second quarter and subsequently suspended field operations in the third quarter of 2009. The loss generated by the Down-hole Solutions segment increased $204,000 or 158% to $333,000 for the nine months ended September 30, 2009 compared to $129,000 during the nine months ended September 30, 2008. This increase represents rig crew, repairs, and maintenance costs associated with the attempted rig deployment in 2009 compared with certain pre-deployment fabrication costs and rig repairs incurred in 2008.

Depreciation and Amortization

Depreciation and amortization expense increased by $97,000 to $104,000 for the nine months ended September 30, 2009 compared to $7,000 for the nine months ended September 30, 2008.  This increase is primarily related to the depreciation of the AFJ rig which was brought into service in October 2008.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $937,000 or 51% to $890,000 for the nine months ended September 30, 2009 compared to $1,827,000 for the nine months ended September 30, 2008.

	For the Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2009	2008
Payroll and related costs	$ 272	$ 408	$ (136)
Option and warrant expense	13	369	(356)
Legal fees & settlements	94	544	(450)
External services	308	292	16
Insurance	116	105	11
Travel & entertainment	37	40	(3)
Office rent, communications, misc.	50	69	(19)
	$ 890	$ 1,827	$ (937)

Significantly lower administrative costs were primarily a result of lower payroll costs related to the furlough of executive management in June 2009 and to previously deferred salaries being paid upon emergence from bankruptcy in 2008, lower legal fees following the emergence from bankruptcy in 2008 and lower non-cash charges associated with the reduction in issuance of grants of warrants and non-issuance of options during the nine months ended September 30, 2009.

Interest Expense

Interest expense decreased by $6,000 to $83,000 for the nine months ended September 30, 2009 compared to $89,000 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009 and 2008, interest expense included accrued interest on the $1.1 million related party note related to the fabrication of the AFJ rig. Interest expense for the 2009 period also included $12,000 of expense related to the fair value of warrants granted as part of the $60,000 note payable entered into in August 2009.  The higher interest expense in 2008 is related to the payment of interest on the Debtor-in-Possession loan that was paid off in April 2008.

Loss from Continuing Operations

Loss from continuing operations improved by $0.7 million or 33% to $1.4 million for the nine months ended September 30, 2009 compared to $2.1 million for the nine months ended September 30, 2008, primarily due to lower administrative costs partially offset by higher costs of services from the Down-hole Solutions business.

Income from Discontinued Operations

Income from discontinued operations was $-0- for the nine months ended September 30, 2009 compared to a gain of $1.7 million for the nine months ended September 30, 2008. These operations continue to have no activity, having been discontinued since mid 2007. The gain in 2008 was primarily due to the April 2008 settlement with Hallwood which irrevocably forgave an accumulated liability of $1,649,000 previously accrued to cover an advance made by Hallwood.

Net Loss

The net loss increased by $1.0 million to $1.4 million for the nine months ended September 30, 2009 compared to a loss of $0.4 million for the nine months ended September 30, 2008, primarily due to the gain for the nine months ended September 30, 2008, from the April 2008 settlement whereby Hallwood irrevocably forgave an accumulated liability of $1,649,000 previously accrued to cover an advance made by Hallwood. The loss in 2009 was primarily due to higher costs of services from the Down-hole Solutions business partially offset by lower administrative costs.

Liquidity and Capital Resources

Blast had total current assets of $2.3 million as of September 30, 2009, including a cash balance of $661,000, compared to total current assets of $1.6 million as of December 31, 2008, including a cash balance of $732,000.  The increase in current assets is primarily related to the increase in the current portion of long-term receivable related to the $1.4 million net payment due from Quicksilver (after subtracting attorney fees due in connection with such payment) in September 2010 under the terms of the lawsuit settlement agreement described above.

Blast had total assets as of September 30, 2009 of $4.9 million compared to total assets of $5.7 million as of December 31, 2008.  This decrease is primarily related to the reduction in the cash balance from costs expended in field testing the AFJ rig, partially offset by the payment received in September 2009 under the terms of the Quicksilver lawsuit settlement agreement.

Blast had total liabilities of $2.0 million as of September 30, 2009, including current liabilities of $0.8 million compared to total liabilities of $1.4 million as of December 31, 2008, including current liabilities of $0.3 million.  The increase in current liabilities is related to the financing of insurance policies covering the AFJ rig and its workers, an increase in accounts payable, and the deferral of officers’ salaries. Blast also had net working capital of $1.5 million and stockholders’ equity of $3.0 million as of September 30, 2009.

On June 12, 2009, the Company’s board of directors implemented cost cutting measures to reduce overhead costs and conserve cash, including partial and full furloughs of management and staff with reduced or no pay, respectively.   As such, John O’Keefe, our then President and CEO, was furloughed without pay, effective June 15, 2009, and therefore will not serve as President or CEO until such time as he may return to the Company.  John MacDonald, CFO and Corporate Secretary, and Andrew Wilson, V.P. of Business Development (a non-executive position) were reduced to half pay until such time as funds are available to return to full pay. The Blast board of directors has appointed Michael L. Peterson, a current member of the board, to serve as interim President and CEO in the absence of Mr. O’Keefe.

In August 2009, Blast entered into a Demand Promissory Note (“Note”) with a related third-party individual (“Lender”), pursuant to which the Lender loaned Blast $60,000.  The Note was due and payable on the earlier to occur of (a) August 10, 2010, or (b) any time after October 10, 2009, if the Lender declared all or a portion of the loan due and payable on such date (the “Due Date”). The Note accrued interest at the rate of 8% per annum, with interest and principal payable on the Due Date.  Blast had the right to repay the Note at any time without penalty.  In connection with and as consideration for the Note, Blast granted the Lender warrants to purchase 250,000 shares of its common stock.  The warrants have an exercise price of $0.10 per share, contain a cashless exercise provision, and are exercisable for three years from the grant date (August 10, 2009). On October 31, 2009, Blast repaid this $60,000 Note in full including accrued interest of $1,027.

Cash Flows from Operating Activities

Blast had net cash used in operating activities of approximately $740,000 for the nine months ended September 30, 2009, which was mainly due to the loss from continuing operations of approximately $1,387,000.

Cash Flows From Investing Activities

Blast had net cash used in investing activities of $83,000 for the nine months ended September 30, 2009, which primarily consisted of capitalized improvements to the AFJ rig and the purchase of a crane truck to support field operations.

Cash Flows from Financing Activities

Blast had net cash provided by financing activities of approximately $33,000 for the nine months ended September 30, 2009, which primarily consisted of the loan proceeds from the $60,000 demand promissory note described above and was partially offset by payments on short-term debt.

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

Cash Flows from Discontinued Operating Activities

Blast had net cash provided by discontinued operations of $720,000 for the nine months ended September 30, 2009, which primarily consisted of the settlement proceeds from the Quicksilver lawsuit settlement agreement.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

For the period ended September 30, 2009, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within 10 days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million in October 2008 and the second payment of $1 million in September 2009 ($720,000 net to Blast). The remaining amounts due from Quicksilver are shown as a current and long term receivable in the balance sheet, net of contingent legal fees.

Alberta Energy Partners
Alberta Energy Partners (“Alberta”) took a number of actions adverse to Blast during the course of the Chapter 11 case. Alberta filed a motion to deem rejected the Technology Purchase Agreement (the “Agreement”) between Alberta and Blast. That motion was denied, and Alberta appealed the bankruptcy court’s rulings. However, the District Court has ordered that the consolidated appeal is stayed and administratively closed until Alberta has exhausted its appeal of the confirmation order. Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. This appeal was dismissed by the district court as moot. Alberta filed a motion for reconsideration and rehearing of the District Court’s order. On September 1, 2009, oral arguments on that matter were heard by the Fifth District Court of Appeals but no ruling has yet been issued. Blast believes that the rulings made by the district court were correct and expects the appeal process to concur with the district judge’s rulings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2008, the Board of Directors approved the issuance of up to 300,000 shares of Blast’s common stock to a consultant in consideration for market surveillance and financial consulting services provided.  The shares were earned by the consultant as follows: 150,000 shares immediately and 37,500 shares at the end of each quarter for the one year period of the engagement. In September 2009, under the terms of this engagement, the remaining 37,500 shares were issued, The shares were valued at $7,500 based upon the closing price of Blast’s common stock at the date the shares were earned.

In August 2009, in connection with and as consideration for the Demand Promissory Note described above, Blast granted the Lender warrants to purchase 250,000 shares of its common stock.  The warrants have an exercise price of $0.10 per share, contain a cashless exercise provision, and are exercisable for three years from the grant date.

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

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
Michael Peterson
Interim President and CEO
(Principal Executive Officer)

Date: November 12, 2009

	By:	/s/ John MacDonald
John MacDonald
Chief Financial Officer
(Principal Accounting Officer)

Date: November 12, 2009