Form 10-K
period 2009-12-31
BLAST ENERGY SERVICES, INC.
filed 2010-04-01
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-53725

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
Common Stock, $0.001 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 based upon the closing price reported on such date was $4,354,147.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes   ☒  No   ☐

As of March 31, 2010, 61,909,238 shares of the registrant’s common stock, $.001 par value per share, were outstanding, including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Forward Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2009.  AS USED HEREIN, THE “COMPANY,” “BLAST,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO BLAST ENERGY SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, EAGLE DOMESTIC DRILLING OPERATIONS LLC AND BLAST AFJ, INC., UNLESS OTHERWISE STATED.

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

In August 2006, we acquired Eagle Domestic Drilling Operations LLC (“Eagle”), a drilling contractor which owned three completed land rigs and three more under construction. The Eagle acquisition included five two-year term International Association of Drilling Contractors (“IADC”) contracts with day rates of $18,500 per day and favorable cost sharing provisions. The assumptions used in the Eagle acquisition included a steady and high revenue stream and full utilization rate expectations based upon these five contracts. The subsequent cancellation of these contracts by Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) and Quicksilver Resources, Inc. (“Quicksilver”) in the fall of 2006 severely impacted  our ability to service the note incurred with the acquisition of the drilling rig business. We filed suit for breach of those contracts.

In January 2007, Blast and Eagle filed voluntary petitions with the U.S. Bankruptcy Court for the Southern District of Texas – Houston Division (the “Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in order that we could dispose of burdensome and uneconomical assets and reorganize our financial obligations and capital structure.  We operated our businesses as “debtors-in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

In May 2007 we executed an agreement with our lender on the terms of an asset purchase agreement intended to offset the full amount of our then outstanding $40.6 million senior Note, including accrued interest and default penalties.  Under the terms of this agreement, only the five land drilling rigs and associated spare parts were sold to repay the Note. As a result, our satellite communication business and our applied fluid jetting technology remained with us subsequent to the sale of the rigs.

In February 2008, the Bankruptcy Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  The overall impact of the confirmed Plan was for Blast to emerge with unsecured creditors fully paid, have no debt service scheduled for at least two years, and keep equity shareholders’ interests intact.

Under the terms of the Plan, Blast raised $4 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital (as described in greater detail below under “Preferred Stock”), two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining $1.6 million was used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses and pursue an emerging Digital Oilfield Services business.

Under the terms of the Plan, Blast carried three secured obligations:

•
A $2.1 million interest-free senior obligation with Laurus Master Fund, Ltd., (“Laurus”) secured by the assets of Blast and payable only by way of a 65% portion of the proceeds received in the Hallwood and Quicksilver litigation, or from any asset sales that may occur in the future;

•	A $125,000 note to McClain County, Oklahoma for property taxes, to be paid from the receipt of litigation proceeds from Quicksilver; and

•
A pre-existing secured $1.12 million note with Berg McAfee Companies, which was extended for an additional three years from the effective date of the Plan (February 27, 2008) at an  8% interest rate, and which contains an option to be convertible into Company stock at the rate of one share of common stock for each $0.20 of the note outstanding.

In October 2008 the notes owed to Laurus and McClain County were paid in full from the Hallwood and Quicksilver lawsuit settlement proceeds.

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

Series A Convertible Preferred Stock
The 8,000,000 shares of Series A Preferred Stock accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to repay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with Blast’s litigation proceedings with Hallwood and Quicksilver in excess of $4 million, Blast is required to pay outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs. As of December 31, 2009, the aggregate and per share arrearages on the outstanding Preferred Stock were $493,151 and $0.08, respectively. Also included in the arrearages per share calculation were additional dividends in arrearage of $50,630 related to the 2,000,000 preferred shares that were redeemed in October 2008 (as described below).

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

In October 2008, Blast paid $1 million to redeem 2,000,000 shares of Preferred Stock, 1,000,000 shares each held by Clyde Berg and McAfee Capital, LLC, at $0.50 per share face value, and 6,000,000 shares of Preferred Stock are remain outstanding as of the date of this filing.

Warrants
Blast also granted warrants to the Preferred Stockholders to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share.  These warrants have a three-year term. The relative fair value of the warrants determined utilizing the Black-Scholes option-pricing model was approximately $446,000 on the date of sale.  The significant assumptions used in the valuation were: the exercise price of $0.10; the market value of Blast’s common stock on the date of issuance of $0.29; expected volatility of 131%; risk free interest rate of 2.25%; and an expected term of three years.  Management has evaluated the terms of the Convertible Preferred Stock and the grant of warrants and concluded that there was not a beneficial conversion feature at the date of grant.

Re-domicile to Texas

Pursuant to the Plan, Blast was re-domiciled in Texas. Blast filed a certificate of formation for Blast Energy Services, Inc, a Texas corporation and wholly-owned subsidiary of Blast, in March 2008.  Immediately upon the formation of this subsidiary, Blast filed Articles of Merger in Texas and California, whereby Blast merged with and into the Texas Corporation, which became the surviving entity.  Blast adopted and replaced its articles of incorporation and bylaws with those of the Texas Corporation to effect the merger.

Litigation Settlements

Hallwood Energy/Hallwood Petroleum Lawsuit
In April 2008, Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), and Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) agreed to settle their ongoing litigation for $6.5 million. Under the terms of the settlement, Hallwood agreed to pay $2.0 million in cash, issue $2.75 million in equity and irrevocably forgave $1.65 million in deposits paid to Eagle.  The parties were fully and mutually released from any and all claims between them.  The terms of the settlement were approved by the board of each company and were confirmed by the Court. Hallwood paid Eagle $0.5 million in July 2008 and $1.5 million in September 2008.  Payments received from Hallwood in October 2008 were distributed to the appropriate class of creditors as designated in the Plan.

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

Subsequently, the Bankruptcy Court ruled in favor of a motion filed by an adversarial party in this matter which transferred the control of Hallwood to the third party. We believe this action will result in the elimination of any existing equity position held in Hallwood, including Blast’s, so we have recognized a zero carrying value in our financial statements for the Class C Interests.

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million, as follows:

•	$5 million payable upon the parties’ entry into the settlement;
•	$1 million payable on or before the first anniversary date of the execution of the settlement;
•	$2 million payable on or before the second anniversary date of the execution of the settlement; and
•	$2 million payable on or before the third anniversary date of the execution of the settlement.

In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within 10 days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million in October 2008 and the second payment of $1 million in September 2009 ($720,000 to Blast, net of legal fees). The remaining amounts due from Quicksilver are shown as a current and long-term receivable in the balance sheet, net of contingent legal fees.

Alberta Energy Partners
During the course of Blast’s Chapter 11 bankruptcy proceedings in 2007 and 2008, Alberta Energy Partners (“Alberta”) took a number of legal actions adverse to Blast. Alberta filed a motion to deem rejected the 2005 Technology Purchase Agreement (the “Purchase Agreement”) between Alberta and Blast. That motion was denied, and Alberta appealed the bankruptcy court’s ruling. Additionally, Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. The appeal was dismissed by the United District Court for the Southern District of Texas (the “District Court”) as moot (together with the prior denial of Alberta’s motions, the “Dismissal Orders”); however, Alberta filed a motion for reconsideration and rehearing of the District Court’s order.

On September 1, 2009, oral arguments on that matter were heard by the United States District Court of Appeals for the Fifth Circuit (the “Fifth Circuit”).  On January 21, 2010, Blast was informed that the Fifth Circuit reversed the decision of the District Court, vacated the Dismissal Orders and remanded the matters to the District Court for further consideration.

Rather than enter into costly and lengthy hearings on this matter, Blast, Alberta and certain related parties of Alberta instead entered into a Settlement Agreement to end the legal dispute with an effective date of February 1, 2010. Under the terms of the Settlement Agreement, the 50% of the Abrasive Fluid Jetting Technology owned by Blast that was sold to Blast pursuant to the Purchase Agreement was transferred and assigned back to Alberta. In consideration of the assignment provided for above, Alberta and the related parties of Alberta agreed to release Blast, its present and former officers, directors, employees, attorneys and agents of and from any and all commitments, actions, debts, claims, counterclaims, suits, causes of action, damages, demands, liabilities, obligations, costs, expenses, and compensation of every kind and nature whatsoever. All personal property (whether machinery, equipment or of any other type) that Blast developed and paid for in connection with the Purchase Agreement shall also remain the property of Blast as a result of the Settlement Agreement, including, but not limited to, the coiled tubing rig and all parts, machinery and equipment associated with the operation and/or maintenance of such rig.

Upon the execution of the Settlement Agreement, Alberta agreed to file with the District Court a motion to dismiss with prejudice its appeal of the prior District Court orders, which together with the Settlement Agreement, settles and ends the ongoing disputes and litigation between Blast and Alberta. This settlement has no bearing on the Applied Fluid Jetting technology the Company is continuing to develop as described below.

Business Operations

Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Blast licensed and owned technologies. We are an emerging technology company in the energy sector and strive to assist oil and gas companies in producing more economically. We seek to provide quality services to the energy industry through our two divisions:

•	Satellite Communication services to remote oilfield locations, and
•	Down-hole Solutions, such as our applied fluid jetting technology.

Our strategy is to grow our businesses by maximizing revenues from the communications and down-hole segments and controlling costs while analyzing potential acquisition and new technology opportunities in the energy service sector. In the near term, we will also seek to maximize value from certain non-recurring litigation proceeds receivable in 2010 and 2011.

Our primary business segment is providing satellite communication services to energy companies. This service allows such energy companies to remotely monitor and control well head, pipeline, drilling, and other oil and gas operations through low cost broadband data and voice services, transmitted from remote operations where terrestrial or cellular communication networks do not exist or are too costly to install.

Our secondary business is the provision of Applied Fluid Jetting (“AFJ”) services to stimulate production and increase reservoir recoveries on behalf of oil and gas operators primarily in North America. For the relatively low cost of our service, operators can potentially multiply the revenues and profits from their old fields.

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

Industry Description

In recent years, relatively higher oil and natural gas prices have resulted in increased drilling activity for oil and natural gas.  However, U.S. production volumes from traditional sources continue to decline. We believe our AFJ stimulation process can help offset this decline by increasing both initial flow volumes and ultimate recoveries from new and existing wells.

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

•
We believe gas prices, while volatile, will recover over the next several years due to the combination of strong market demand for clean fuels and major supply constraints in conventional areas.  However, the impact of new supplies from unconventional gas sources, together with the recent economic downturn, has had and may continue to have, a dampening effect on price.

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

At present, we acquire modem hardware from ViaSat Inc., and Spacenet Inc. and install this equipment on our customers’ onshore platforms. Space segment services are acquired from SES and Loral and hub services from Viasat and Spacenet, Inc. (“Spacenet”).

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

Major Customers
Our major satellite services customers in 2009 included BP America, Dow Chemical and Apache Corporation, representing 43%, 24% and 12%, respectively, of our satellite revenues for the year ended December 31, 2009. Contracts are usually for hardware, backhaul, and bandwidth. Virtually any oil and gas producer, of which there are many thousands, is a potential customer for our satellite services.

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

Applied Fluid Jetting Services

Over the past several years, Blast has developed a down-hole stimulation service that management believes has the potential to dramatically increase production volumes and reserves from existing or newly drilled wells at an attractive price to the customer. Blast has filed for a patent to protect this proprietary AFJ process (as described in greater detail below).

The theory behind AFJ is both simple and extremely bold to maximize the reservoir area contacted by the well bore, both vertically and horizontally--in order to increase production rates and improve reservoir recovery rates. Recent experience has moved the theory closer to commercial realization. Blast provides a production stimulation service by entering existing or new well bores to access the productive formations containing oil and natural gas. By jetting laterally into the formations, more of the reservoir is exposed to the wellbore and additional hydrocarbons are flowed to the surface.

It is believed that this AFJ process can be successful in many types of sandstone and limestone/carbonate formations. In addition, management believes that the AFJ service may be successfully applied down to 9,000 feet of vertical well depth by simply adding a longer coiled tubing string. Since the process is at an early stage, management believes that laterals longer than 90 feet may be jetted with the existing equipment.

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

In 2008, Blast successfully jetted up to 90 feet horizontally into targeted oil zones from the 2,750 feet deep vertical well bore and we jetted 20 laterals into multiple zones. At a well depth of approximately 300 feet, the Blast rig completed two separate 50 foot laterals in each of two gas wells located near Abilene, Texas. Each lateral extension was positioned at 180 degrees from each other into the targeted producing sand. As a result, the initial production of the first well increased five-fold and increased twelve-fold on the second well.

During 2009, Blast further tested the AFJ process on wells in the Austin Chalk play in Central Texas operated by Reliance Oil & Gas, Inc. (“Reliance”) with some initial production success. Later Blast attempted to apply the process to third-party wells in West Texas and in Kentucky. Unfortunately due to mechanical failures of the surface equipment we were not able to achieve any lateral jetting in the down-hole environment. Currently the AFJ rig and other support vehicles have been moved back to a storage yard in Luling, Texas that is operated by Reliance.  Once sufficient funds are available we intend to resolve the mechanical issues and we will once again take steps to try to commercialize this technology.

Major Customers
Management will continue to work with its partner, Reliance to find opportunities to further test and attempt to commercialize the AFJ technology. We currently have no active customers but are in discussions with one potential customer.

Market
We believe it has become clear in recent years that while the demand for oil and gas in the U.S. continues to grow, the planet’s ability to meet this demand from existing and new sources worldwide is rapidly declining. This accelerated decline will require producers to seek new extraction methods or technologies to develop oil and gas production from existing fields and we anticipate that our AFJ process will help satisfy the need for these new technologies. According to the US Energy Information Administration, approximately, 2.5 million wells have been drilled in the U.S. since 1949. “Historically, only some 30% of the total oil in a reservoir – the “original oil-in-place” – was recoverable. As pressure declines in the reservoir, the oil becomes costlier and costlier to produce until further production becomes uneconomic…recent advances now allow greater recovery from old reservoirs.”

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

Blast has created a market opportunity by offering a unique service that can be priced as low as $20,000 per day, which we believe will stimulate production in new or existing wells by multiples of their current rates. The payback calculation for the operator is exemplified in prior AFJ work performed by Blast for Reliance, whereby for a cost of $80,000 they more than doubled the volume of oil capable of being produced in two wells in South Texas and were able to pay back their investment in approximately 48 days at crude oil prices of $35 per barrel.

One approach to pricing our service has been to offer the service for free but share in the net revenues generated from the increase in production by applying the service to certain wells. In one example, we agreed to 50% revenue sharing and in another we agreed to 40% of revenue sharing. Offering the service on cash for fees basis is expected to generate gross revenues of approximately $20.000 to $30,000 per day.

Conventional and directional drilling is slower and significantly more expensive than our service and only applies to high productivity wells as do the massive sand fracturing jobs common in the market today. Blast is not competing in this segment of the market place. The large energy service companies such as BJ Services, Halliburton or Schlumberger cater to the high price end of the market for the minority of wells that actually have high production potential. We believe that this leaves over a million wells, which are not being serviced by the larger companies in the industry. There are a few other small operators that offer a service they claim to be similar to Blast, but they are universally limited in both gaining access to the formation and having sufficient pressure and volume flow to laterally jet effectively.

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

Patents and Licenses

In February 2009, we filed a provisional patent (application number 61/152,885) relating to the process and unique equipment related to our applied fluid jetting process.  In February 2010, the final patent application was submitted. This filing, if granted, preserves Blast’s and John Adam’s, the inventor’s, exclusive  use of this proprietary process.

We believe the applied fluid technology and related trade secrets may be instrumental to our competitive edge in the oil and gas service industry. We are highly committed to protecting the technology. We cannot assure our investors that the scope of any protection we are able to secure for our technology will be adequate to protect such technology, or that we will have the financial resources to engage in litigation against parties who may infringe upon us or seek to rescind their agreements with us. We also cannot provide our investors with any degree of assurance regarding the possible independent development by others of technology similar to that which we have acquired, thereby possibly diminishing our competitive edge.

Governmental Regulations

Our satellite services utilize products that are incorporated into wireless communications systems that must comply with various government regulations, including those of the Federal Communications Commission (FCC). In addition, we provide services to customers through the use of several satellite earth hub stations, which are licensed by the FCC through third parties. Regulatory changes, including changes in the allocation of available frequency spectrum and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by (1) restricting development efforts by us and our customers, (2) making our current products less attractive or obsolete, or (3) increasing the opportunity for additional competition. Our, or the third parties who we license services from, failure to comply with applicable regulations could materially harm our business and impair the value of our common stock. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems. This, in turn, may have a material adverse effect on our sales of products to our customers.

Assuming we continue our commercial drilling operations in connection with our AFJ technology, of which there can be no assurance, we may be subject to various local, state and federal laws and regulations intended to protect the environment. Such laws may include among others:

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

Research and Development Activities

During 2009, Blast considered the AFJ rig in service, so operations and repair costs were not considered research and development costs.  During 2008, approximately $88,000 was spent on modifying the AFJ rig so that it should  be capable of returning to service and approximately $50,000 was spent on the development of the IPSM demonstration unit that was used to introduce the new product offering in our satellite services business.

Employees

As of March 31, 2010, we had two full time employees and two part time employees. We also utilize independent contractors and consultants to assist us with the operation, repair and maintenance of the AFJ rig, installing the satellite equipment, and maintaining and supervising such services in order to complement our existing work force, as needed. Our agreements with these independent contractors and consultants are usually short-term. We believe that our relations with our employees, independent contractors and consultants are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

Available Information

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

Financial and other information about Blast is available on our website (www.blastenergyservices.com). Information on our website is not incorporated by reference into this report. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider the following risk factors, as well as other information contained or incorporated by reference in this report, before deciding to invest in our common stock. The following factors affect our business and the industry in which we operate. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or which we currently consider immaterial may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected, the market price of our common stock could decline and you could lose all or part of your investment.

GENERAL RISKS RELATING TO OUR COMPANY

It is uncertain when we will have significant operating income or cash flow from operations sufficient to sustain our operations.

As of March 31, 2010, our cash balance was approximately $122,907. However, our base business still consumes cash and we have to generate more revenues and/or funding to avoid running out of cash.  If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail our business plan. If we are unable to raise the additional funding, the value of our securities could become worthless and we may be forced to abandon our business plan.

We will need additional capital to conduct our operations and fund our business and our ability to obtain the necessary funding is uncertain.

We may need to raise additional funds through public or private debt or equity financing or other various means to fund our business. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt securities due to our high leverage and due to restrictive covenants contained in our senior debt, which may restrict our ability to expend or raise capital in the future. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection. If this were to happen, our results of operations and the value of our securities could be adversely affected.

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

As of March 31, 2010, 61,909,238 shares of common stock were issued and outstanding and held by approximately 333 shareholders of record, including 1,150,000 approved but unissued shares arising from  the 2005 class action settlement.  Blast is waiting on plaintiff’s counsel to provide its transfer agent with the approved distribution list of the members of the class.  Many of our outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop. An excessive sale of our shares may result in a substantial decline in the price of our common stock, and limit our ability to raise capital, even if our business is doing well.  Furthermore, the sale of a significant amount of securities into the market could cause the value of our securities to decline in value.

One principal stockholder can influence the corporate and management policies of our company.

Berg McAfee Companies with its affiliates (“BMC”), effectively control approximately 23% of our outstanding shares of common stock on March 31, 2010, or 32% including common and preferred shares and warrants issued under the terms of the Reorganization in April 2008. Therefore, BMC may have the ability to substantially influence all decisions made by us. Additionally, BMC’s control could have a negative impact on any future takeover attempts or other acquisition transactions. Furthermore, certain types of equity offerings require stockholder approval depending on the exchange on which shares of a company’s common stock are traded. Because our officers and directors do not exercise majority voting control over us, our shareholders who are not officers and directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our board may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

In October 2008, Blast’s current director, John R. Block, was appointed to the board of directors of AE Biofuels, Inc., a California-based vertically integrated biofuels company.  The Chairman and CEO of AE Biofuels, Inc. is Eric McAfee. Mr. McAfee is also the managing partner for McAfee Capital, LLC and president of Berg McAfee Companies, LLC, both of which are significant shareholders of Blast. Additionally, Michael L. Peterson, Blast’s Interim President and CEO and current board member is also a director of AE Biofuels, Inc.  The fact that certain of our directors are also directors of entities affiliated with BMC could cause actual or perceived conflicts of interest between us and BMC and could cause the value for our securities to become devalued or worthless.

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

On July 7, 2005, the SEC approved amendments to the penny stock rules. The amendments provide that broker-dealers are required to enhance their disclosure schedule to investors who purchase penny stocks, and that those investors have an explicit “cooling-off period” to rescind the transaction. These amendments could place further constraints on broker-dealers’ ability to sell our securities.

Our markets may be adversely affected by oil and gas industry conditions that are beyond our control.

Industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and gas producers. Those conditions frequently change the level of drilling and work-over activity by producers. A reduction in activity could increase competition among energy services businesses such as ours, making it more difficult for us to attract and maintain customers, or could adversely affect the price we could charge for our services and the utilization rate we may achieve.

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

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to their requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Compliance with Section 404 of the Sarbanes-Oxley Act will strain our limited financial and management resources.

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-K, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2010, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate revenues;
•	the number of shares in our public float;
•	increased competition; and
•	conditions and trends in the market for oil and gas and down-hole services.

Furthermore, because our common stock is traded on the OTCBB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, asked and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

RISKS RELATED TO OUR DOWN-HOLE SOLUTIONS BUSINESS

We currently have no active customers.  If we are unable to attract more permanent customers, we will not be able to generate revenue.

Assuming we are able to re-deploy our AFJ rig, such re-deployment may not result in a significant number of customer orders or realized cash revenue. If we are unable to attract customers and generate sufficient revenue or arrange new financing, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

Our business plan relies on the successful deployment of a new generation coiled tubing unit utilizing applied fluid jetting, which has not been well established in the energy service industry.

Our AFJ service intends to provide well stimulation and lateral drilling services to oil and gas producers. Since we are among the first to commercially apply the proven applied jetting techniques to the energy producing business, we cannot guarantee that our custom drilling rig design based on the AFJ concept will be adequate or that the applied jetting technology will stimulate additional oil and gas production. We may not achieve the designed results from application of the technology. Customers may not accept the services we offer. Any of these results could have a negative impact on the development of our business, including the possible impairment and write down of our AFJ assets.

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

The well service industry is highly competitive and includes several large companies as well as other independent drilling companies that possess substantially greater financial and other resources than we do. These greater resources could allow those competitors to compete more effectively than we can. While the large energy service companies are not currently competing for production stimulation business in the low productivity wells that we target, this may change.  Failure to successfully compete within our industry would significantly adversely effect the development of our AFJ business and limit our ability to generate sufficient revenue from these operations.

We have no issued patents for our technology and although we have recently filed a pending patent application, such patent application has not been approved to date.  As a result, companies with products similar to ours may sue us in the future claiming our activities infringe on their patent rights.

While we have recently filed a patent for our AFJ technology, such patent has not been approved or granted to date.    In the event the patent application for our AFJ technology is not granted, we will not be able to stop other companies from lawfully practicing technology identical or similar to ours in the future. If we are sued by another company claiming our activities infringe on their patent, and we are not able to prove the prior use of such technology, we could be forced to abandon our technology and/or expend substantial expenses in defending against another company's claims. This could have a severely adverse affect on our revenues and could cause any investment in the Company to decline in value and/or become worthless.

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

For the year ended December 31, 2009, we generated approximately $311,000 in revenues through our satellite business, of which approximately 79% of those revenues came from only three customers. Specifically, our major satellite services customers in 2009 included BP America, Dow Chemical and Apache, representing 43%, 24% and 12%, respectively, of our satellite revenues for the year ended December 31, 2009. If we were to lose any of those customers and were unable to find similarly sized customers to take their place, our results of operations and revenues could be severely impacted, and we could be forced to curtail or abandon our current business plan and/or business operations.

We depend upon our vendors and their affiliates to provide services that we require to operate the network we use to provide services to our customers.

We are not and do not plan to become a licensee of the FCC and do not hold any authorization to operate satellite communications facilities. We depend upon licenses held by Spacenet and ViaSat and their subsidiaries for our satellite communications. If the licenses held by Spacenet and ViaSat are limited or revoked, if the FCC limits the number of its customer premises earth stations or if Spacenet or ViaSat fails to operate the earth stations providing service to us and our subscribers in a satisfactory manner, we may not be able to provide our customers with proper service, which could lead to a loss in revenues and could adversely affect our results of operations and financial condition.

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

If our products contain defects, we may be subject to significant liability claims from subscribers and other users of our products and incur significant unexpected expenses or lost revenues. Our satellite communications products are complex and may contain undetected errors or failures. We also have exposure to significant liability claims from our customers because our products are designed to provide critical communications services. Our product liability insurance and contractual limitations in our customer agreements may not cover all potential claims resulting from a defect in one or more of our products. Failure of our products to perform satisfactorily could cause us to lose revenue, as well as to experience delay in or loss of market acceptance and sales, product returns, diversion of research and development resources, injury to our reputation or increased service and warranty costs.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Office Facilities.  We lease approximately 2,000 square feet of office space at a cost of $2,000 per month renewable on a month-to-month basis.

Equipment Storage. As of December 31, 2009, our primary equipment consisted of the AFJ rig and support vehicles, which are currently located at the Reliance facility in Luling, Texas. We also maintain certain satellite communication equipment, computer equipment, and furniture at our principal executive office. With the exception of some mechanical repairs needed to the AFJ rig, we believe that our facilities and equipment are in good operating condition and that they are adequate for their present use.

Item 3. Legal Proceedings.

Hallwood Energy/Hallwood Petroleum Lawsuit
In April 2008, Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), and Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) agreed to settle their ongoing litigation for $6.5 million. Under the terms of the settlement, Hallwood agreed to pay $2.0 million in cash, issue $2.75 million in equity and irrevocably forgave $1.65 million in deposits paid to Eagle.  The parties were fully and mutually released from any and all claims between them.  The terms of the settlement were approved by the board of each company and were confirmed by the Court. Hallwood paid Eagle $0.5 million in July 2008 and $1.5 million in September 2008.  Payments received from Hallwood in October 2008 were distributed to the appropriate class of creditors as designated in the Plan.

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

Subsequently, the Bankruptcy Court ruled in favor of a motion filed by an adversarial party in this matter which transferred the control of Hallwood to the third party. We believe this action will result in the elimination of any existing equity position held in Hallwood, including Blast’s, so we have recognized a zero carrying value in our financial statements for the Class C Interests.

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million, as follows:

•	$5 million payable upon the parties’ entry into the settlement;
•	$1 million payable on or before the first anniversary date of the execution of the settlement;
•	$2 million payable on or before the second anniversary date of the execution of the settlement; and
•	$2 million payable on or before the third anniversary date of the execution of the settlement.

In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within 10 days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million in October 2008 and the second payment of $1 million in September 2009 ($720,000 to Blast, net of legal fees). The remaining amounts due from Quicksilver are shown as a current and long-term receivable in the balance sheet, net of contingent legal fees.

Alberta Energy Partners
During the course of Blast’s Chapter 11 bankruptcy proceedings in 2007 and 2008, Alberta Energy Partners (“Alberta”) took a number of legal actions adverse to Blast. Alberta filed a motion to deem rejected the 2005 Technology Purchase Agreement (the “Purchase Agreement”) between Alberta and Blast. That motion was denied, and Alberta appealed the bankruptcy court’s ruling. Additionally, Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. The appeal was dismissed by the United District Court for the Southern District of Texas (the “District Court”) as moot (together with the prior denial of Alberta’s motions, the “Dismissal Orders”); however, Alberta filed a motion for reconsideration and rehearing of the District Court’s order.

On September 1, 2009, oral arguments on that matter were heard by the United States District Court of Appeals for the Fifth Circuit (the “Fifth Circuit”).  On January 21, 2010, Blast was informed that the Fifth Circuit reversed the decision of the District Court, vacated the Dismissal Orders and remanded the matters to the District Court for further consideration.

Rather than enter into costly and lengthy hearings on this matter, Blast, Alberta and certain related parties of Alberta instead entered into a Settlement Agreement to end the legal dispute with an effective date of February 1, 2010. Under the terms of the Settlement Agreement, the 50% of the Abrasive Fluid Jetting Technology owned by Blast that was sold to Blast pursuant to the Purchase Agreement was transferred and assigned back to Alberta. In consideration of the assignment provided for above, Alberta and the related parties of Alberta agreed to release Blast, its present and former officers, directors, employees, attorneys and agents of and from any and all commitments, actions, debts, claims, counterclaims, suits, causes of action, damages, demands, liabilities, obligations, costs, expenses, and compensation of every kind and nature whatsoever. All personal property (whether machinery, equipment or of any other type) that Blast developed and paid for in connection with the Purchase Agreement shall also remain the property of Blast as a result of the Settlement Agreement, including, but not limited to, the coiled tubing rig and all parts, machinery and equipment associated with the operation and/or maintenance of such rig.

Upon the execution of the Settlement Agreement, Alberta agreed to file with the District Court a motion to dismiss with prejudice its appeal of the prior District Court orders, which together with the Settlement Agreement, settles and ends the ongoing disputes and litigation between Blast and Alberta. This settlement has no bearing on the Applied Fluid Jetting technology the Company is continuing to develop as described above in “Business Operations”.

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

Item 4. RESERVED.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the OTCBB under the symbol “BESV”.  As of March 31, 2010 there were approximately 333 holders of record of the common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street name”.  Our common stock trades on a limited, sporadic and volatile basis.

The table below shows the high and low per-share bid information for our common stock for the periods as indicated as reported by the OTCBB.

PRICE RANGES
QUARTER ENDED	HIGH	LOW

December 31, 2009	$ 0.19	$ 0.04
September 30, 2009	$ 0.12	$ 0.05
June 30, 2009	$ 0.33	$ 0.09
March 31, 2009	$ 0.20	$ 0.07

December 31, 2008	$ 0.30	$ 0.05
September 30, 2008	$ 0.41	$ 0.19
June 30, 2008	$ 0.38	$ 0.19
March 31, 2008	$ 0.30	$ 0.14

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors of the Company.  Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Series A Convertible Preferred Stock

In connection with the approval of the Plan, the Bankruptcy Court and the Board of Directors approved a change in domicile from California to Texas and the authorization of 20,000,000 shares of Preferred Stock  8,000,000 shares of which were designated Series A Convertible Preferred Stock, of which 6,000,000 shares are currently outstanding.

The 6,000,000 shares of Series A Preferred Stock accrue interest at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of its intention to repay such dividends.

Additionally, the Preferred Stock (and any accrued and unpaid dividends) has optional conversion rights, which provide the holders of the Preferred Stock the right, at any time, to convert the Preferred Stock into shares of Blast’s common stock at a conversion price of $0.50 per share. In addition, the Preferred Stock automatically converts at the same rate if Blast’s common stock trades for a period of more than twenty (20) consecutive trading days at a price greater than $3.00 per share and the average trading volume of Blast’s common stock exceeds 50,000 shares per day. The Preferred Stock shareholders have the right to vote the number of shares of voting common stock that the Preferred Stock is then convertible into.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2009, with respect to our compensation plans under which common stock is authorized for issuance. We grant options to officers, directors, employees and consultants under our 2009 Stock Incentive Plan. We believe that the exercise price for all of the options set forth below reflects at least 100% of fair market value on the dates of grant for the options at issue.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders	850,000	0.20	3,150,000
Equity compensation plans not approved by stockholders	2,970,292	$0.60	1,029,708
Total	3,820,292	$0.51	4,179,708

2003 Stock Option Plan

The 2003 Stock Option Plan is intended to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company's business.  Pursuant to the plan, the Board of Directors (or a committee thereof) has the ability to award grants of incentive or non-qualified options as described in greater detail in the plan to the Company’s employees, officers, directors and consultants.  The number of securities originally grantable pursuant to the plan were 8,000,000.  As of December 31, 2009, any future grants of shares will be made from the 2009 Stock Incentive Plan described below.

2009 Stock Incentive Plan

The 2009 Stock Incentive Plan (the “Incentive Plan”) is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth.  The Incentive Plan is designed to help attract and retain for the Company and its affiliates personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its affiliates.

Pursuant to the Incentive Plan, the Board of Directors (or a committee thereof) has the ability to award grants of incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan to the Company’s employees, officers, directors and consultants.  The number of securities issuable pursuant to the Incentive Plan is initially 5,000,000, provided that the number of shares available for issuance under the Incentive Plan will be increased on the first day of each Fiscal Year (as defined below) beginning with the Company’s 2011 Fiscal Year, in an amount equal to the greater of (i) 2,000,000 shares; or (ii) three percent (3%) of the number of issued and outstanding shares of the Company on the first day of such Fiscal Year.  The Company’s “Fiscal Year” shall be defined as the twelve month accounting period which the Company has designated for its public accounting purposes, which shall initially be the period from January 1 to December 31, and shall thereafter be such Fiscal Year as the Company shall adopt from time to time. As of December 31, 2009, no shares have yet been granted from this plan.

Recent Sales of Unregistered Securities

There were no shares of common stock issued in 2009 from fund raising or private placement offerings of securities.

In December 2009, Blast cancelled 35,000 shares of common stock previously issued in August 2006 to an employee of Blast in connection with such employee’s exercise of warrants, the exercise price of such warrants was never paid by such employee and the shares were previously held in custody by Blast pending payment of the exercise price.

In December 2009, Blast, through a yet to be formed wholly-owned Delaware subsidiary, began a private placement offering of the Series A Preferred Stock of its subsidiary corporation to “accredited” investors and “non-U.S. persons” as such terms are defined under the Securities Act of 1933, as amended.  Pursuant to the offering, the subsidiary offered up to 10,000,000 shares of its Series A Preferred Stock at a purchase price of $2.50 per share ($25,000,000 in total).  Each share of the subsidiary’s Series A Preferred Stock is convertible into one share of Blast’s common stock at any time, and automatically converts into shares of Blast’s common stock on the tenth anniversary of the issuance of the Series A Preferred Stock.  The offering was in connection with the United States Citizenship and Immigration Service (“USCIS”) EB-5 Program, pursuant to which Blast’s subsidiary will be formed as a development stage fossil fuel extraction company, to manage the manufacturing and operation of well drilling units or rigs within the geographic area of a regional center designated by the USCIS pursuant to the EB-5 Immigrant Investor Program.  To date, no shares of Series A Preferred Stock of Blast’s subsidiary have been sold and no funds have been raised.  Blast intends to include additional disclosure regarding the offering and the business plan of its wholly-owned subsidiary at such time as any securities have been sold in the offering.

In February 2010 Blast issued 89,334 shares of common stock in consideration for payment of invoices for nitrogen rejection technology due diligence consulting services provided from October 2008 through February 2009 by Hunter Project Management, Inc. The consulting contract called for the consultant to receive half its pay in cash and half in common shares. Cash payments were made at the time the invoices were received, but for security reasons, the stock issuance for the remainder amount owed of $14,800 was delayed until the consultant returned to the U.S. from an extended assignment in Moscow on behalf of another client.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

Item 6. Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Organizational Overview

On February 26, 2008, the U.S. Bankruptcy Court confirmed our Second Amended Plan of Reorganization (the “Plan”).  This ruling allowed Blast to emerge from Chapter 11 bankruptcy. The overall impact of the confirmed Plan was for Blast to emerge with unsecured creditors fully paid, have no debt service scheduled for at least two years, and to keep equity shareholders’ interests intact.  Under the terms of the Plan, Blast raised $4 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital, two parties related to Blast’s largest shareholder, Berg McAfee Companies. The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining $1.6 million was used to execute an operational plan, including but not limited to, reinvesting in the Satellite Services and Down-hole Solutions businesses.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our financial statements.

Accounts Receivable.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable.  We determine the allowance based on management’s estimate of likely losses based on a review of current open receivables and our historical write-off experience.  We review the adequacy of our allowance for doubtful accounts at least quarterly.  Significant individual accounts receivable balances and balances which have been outstanding greater than ninety (90) days are reviewed individually. Account balances, when determined to be uncollectible, are charged against the allowance.

Equipment. Equipment, including improvements which extend the useful life of the asset, is stated at cost.  Maintenance and repairs are charged to expense when incurred.  We provide for the depreciation of our equipment using the straight-line method over the estimated useful lives.  Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idle equipment on a straight-line basis.  No provision for salvage value is considered in determining depreciation of our equipment. We review our assets for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives.  Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value, and any impairment loss recorded will be equal to the difference between the asset’s carrying value and its estimated fair value.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets during the reporting period.  Actual results could differ from such estimates.

Estimates are used by management in the following financial reporting areas:

•	Allowance for doubtful accounts,
•	Depreciation and amortization,
•	Asset impairment,
•	Income taxes, and
•	Stock option values.

Stock-Based Compensation. We account for the grant of options pursuant to the provisions of FASB ASC 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

All dollar amounts discussed in “Item 7” are rounded.  For exact dollar amounts and additional information on our accounting policies, see the financial statements and notes to the financial statements included in Part IV, Item 15 of this Report.

Results of Operations

Comparison  of  Year Ended December 31, 2009 with the Year Ended December 31, 2008

Satellite Communications.  Satellite Communications’ revenues decreased by $85,000 or 21% to $311,000 for the year ended December 31, 2009, compared to $396,000 for the year ended December 31, 2008. Cost of services provided for Satellite Communications decreased by $124,000 or 30.7% to $280,000 for the year ended December 31, 2009, compared to $404,000 for the year ended December 31, 2008. The operating profit from Satellite Communications increased by $39,000 to a profit of $31,000 for the year ended December 31, 2009, compared to a loss of $8,000 for the year ended December 31, 2008. The margin increase was the result of new business with Dow Pipeline and BP America as well as a reduction in allocated overhead attributable to our ongoing cost reduction efforts.

As hardware is sold, we recognize the revenue in the period it is delivered to the customer.  We bill some of our bandwidth contracts in advance, but recognize revenue over the period benefited.  At December 31, 2009, $1,890 was reflected on the balance sheet as Satellite deferred revenue.

Down-hole Solutions.  Down-hole Solutions revenues decreased to $20,000 for the year ended December 31, 2009, compared to $36,000 for the year ended December 31, 2008, a decrease of $16,000 or 44.4% from the prior period.  Cost of services for Down-hole Solutions revenues increased $106,000 or 38.0%  to $385,000 for the year ended December 31, 2009, compared to $279,000 for the year ended December 31, 2008. The operating loss from Down-hole Solutions increased by $122,000, to a loss of $365,000 for the year ended December 31, 2009, compared to a loss of $243,000 for the year ended December 31, 2008. The increased operating loss in 2009 is primarily related to the costs of field testing the Company’s patent pending AFJ process.

Selling, General and Administrative Expense Selling, general and administrative (“SG&A”) expense decreased by $888,000 to $1,036,000 for the year ended December 31, 2009, compared to $1,924,000 for the year ended December 31, 2008.  The following table details the major components of SG&A expense over the periods:

	In thousands
	2009	2008	Increase/ (Decrease)
Payroll and related costs	$319	$541	$(222)
Option and warrant expense	16	377	(361)
Legal fees and settlements	100	269	(169)
External services	366	440	(74)
Insurance	132	130	2
Travel & entertainment	41	56	(15)
Office rent, communications and miscellaneous	62	111	(49)
	$1,036	$ 1,924	$ (888)

Significantly lower administrative costs were primarily a result of lower non-cash charges associated with fewer grants of warrants and options for the year ended December 31, 2009, reduced payroll costs associated with the furlough of executive management in June 2009, a reduction in the use of outside consultants and a reduction in legal fees following the emergence from bankruptcy in 2008.

Depreciation and Amortization. Depreciation and amortization expense increased by $101,000 to $139,000 for the year ended December 31, 2009 compared to $38,000 for the year ended December 31, 2008. This increase is primarily related to the depreciation of the AFJ rig which was brought into service in October 2008.

Asset Impairment Expense.  Impairment of the IPSM equipment in the amount of $50,479 was taken in 2009 as it was determined that development of this product is uncertain due to legal issues being experienced by the software development subcontractor. There were no asset impairments in 2008.

Interest Expense. Interest expense decreased by $6,000 to $107,000 for the year ended December 31, 2009 compared to $113,000 for the year ended December 31, 2008. This decrease is primarily related to the reduction in interest expense associated with notes that were paid off in late 2008.

Interest Income. Interest income decreased to almost zero for the year ended December 31, 2009 compared to $22,000 for the year ended December 31, 2008. This decrease is primarily related to a decrease in cash balances that were available for investment compared to interest earned from higher average cash balances provided from the net proceeds of the lawsuit settlements with Hallwood and Quicksilver in 2008.

Other Income. Other income was zero for the year ended December 31, 2009 compared to $20,000 for the year ended December 31, 2008.  The decrease was due to write-offs of vendor balances in 2008 during the bankruptcy process.

Loss From Continuing Operations. Loss from continuing operations decreased by $0.6 million to $1.7 million for the year ended December 31, 2009 compared to a loss of $2.3 million for the year ended December 31, 2008.  This decrease is primarily due to lower administrative costs related to a reduction in stock compensation expenses, payroll expenses, legal fees and overhead costs and was partially offset by higher costs of services from the Down-hole Solutions business and lower revenues for the year ended December 31, 2009, compared to the year ended December 31, 2008.

Income From Discontinued Operations. Income from discontinued operations was zero for the year ended December 31, 2009 compared to income of $9.3 million for the year ended December 31, 2008. These operations continue to have no activity, having been discontinued since mid 2007. The gain in 2008 was primarily due to the debt forgiveness from the Hallwood settlement and other income recognized from the lawsuit settlements with Hallwood and Quicksilver.

Net Loss.  Net loss was $1.7 million for the year ended December 31, 2009 compared to net income of $7.0 million for the year ended December 31, 2008. The net income in 2008 was primarily due to the income from discontinued operations recognized from the lawsuit settlements with Hallwood and Quicksilver, which represented one-time income, compared to the loss for the year ended December 31, 2009, which mainly reflects our operating loss.

Liquidity and Capital Resources

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

Blast had total current assets of $1.8 million as of December 31, 2009, including a cash balance of $261,000, compared to total current assets of $1.6 million as of December 31, 2008, including a cash balance of $732,000. The increase in current assets is primarily related to the increase in the current portion of our receivable due from Quicksilver of $1.4 million (after subtracting attorney fees due in connection with such payment) which is due in September 2010 under the terms of the lawsuit settlement agreement described above.

Blast had total assets as of December 31, 2009 of $4.3 million compared to total assets of $5.7 million as of  December 31, 2008.  This decrease is primarily related to the reduction in the cash balance from costs expended in field testing the AFJ rig and the impairment of the IPSM equipment, partially offset by the payment received in September 2009 under the terms of the Quicksilver lawsuit settlement agreement.

Blast had total liabilities of $1.7 million as of December 31, 2009, including current liabilities of $541,000 compared to total liabilities of $1.4 million as of December 31, 2008, including current liabilities of $259,000.  The increase in current liabilities is primarily related to the deferral of board of directors compensation and accrued interest on notes payable.

Blast had positive net working capital of $1.3 million and total stockholders’ equity of $2.7 million as of December 31, 2009 compared to networking capital of $1.3 million and total stockholders’ equity of $4.3 million as of December 31, 2008. The reduction in equity is related to the net loss of $1.7 million in 2009.

A secured $1.12 million note with Berg McAfee Companies, LLC remains outstanding as of December 31, 2009.  The note, which was extended for an additional three years from the effective date of the Plan (February 27, 2008), bears interest at eight-percent (8%) per annum, and contains an option to be convertible into shares of the Company’s common stock at the rate of one share of common stock for each $0.20 of the note outstanding.

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

In December 2009, Blast, through a wholly-owned Delaware subsidiary, began a private placement offering of the Series A Preferred Stock of its subsidiary corporation to “accredited” investors and “non-U.S. persons” as such terms are defined under the Securities Act of 1933, as amended.  Pursuant to the offering, the subsidiary offered up to 10,000,000 shares of its Series A Preferred Stock at a purchase price of $2.50 per share ($25,000,000 in total).  Each share of the subsidiary’s Series A Preferred Stock is convertible into one share of Blast’s common stock at any time, and automatically converts into shares of Blast’s common stock on the tenth anniversary of the issuance of the Series A Preferred Stock.  The offering was in connection with the United States Citizenship and Immigration Service (“USCIS”) EB-5 Program, pursuant to which Blast’s subsidiary will be formed as a development stage fossil fuel extraction company, to manage the manufacturing and operation of well drilling units or rigs within the geographic area of a regional center designated by the USCIS pursuant to the EB-5 Immigrant Investor Program.  To date, no shares of Series A Preferred Stock of Blast’s subsidiary have been sold and no funds have been raised.  Blast intends to include additional disclosure regarding the offering and the business plan of its wholly-owned subsidiary at such time as any securities have been sold in the offering.

Cash Flows From Operating Activities. Blast had net cash used in operating activities of approximately $1.0 million for the year ended December 31, 2009 which was mainly due to $1.7 million of loss from continuing operations, partially offset by an increase in accrued expenses of $236,000, an increase in other current assets of $137,000 and depreciation and amortization of $139,000.

Cash Flows from Investing Activities. Blast had net cash used in investing activities of $83,000 for the year ended December 31, 2009 primarily related to the purchase of equipment used for field testing the AFJ process in the amount of $78,000.

Cash Flows from Financing Activities. Blast had net cash used in financing activities of $123.000 for the year ended December 31, 2009, primarily related to payments on short-term debt.

Cash Flows from Discontinued Operating Activities.  Blast had net cash provided by discontinued operations of $720,000 for the year ended December 31, 2009, which primarily consisted of the settlement proceeds from the Quicksilver lawsuit settlement agreement.

Off-Balance Sheet Arrangements

None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and supplementary data required by this Item are presented beginning on page F-1 of this annual report on Form 10-K.

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

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Interim President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2009, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board.  Our executive officers are as follows:

Name	Age	Position
Michael L. Peterson	48	Interim President and CEO
John MacDonald	51	CFO & Secretary

Biographical information for our executive officers is set forth below:

Michael L. Peterson has served as Interim President and CEO since June 2009 and as Director since May 2008. He has enjoyed a successful career in the securities industry in various capacities, including the last four years as a private investor and venture capitalist. He is currently the Chairman and CEO of Solargen Energy, Inc., a developer of utility-scale solar farms where he began serving in December 2008.  Since February 2006, Mr. Peterson is also founder and managing partner of California-based, Pascal Management. Prior to that, during 2005, he co-founded and became a managing partner of American International Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004 he served as a First Vice President at Merrill Lynch where he helped establish a new private client services division to work exclusively with high net worth investors. For a majority of his career prior to 2000, he was employed by Goldman Sachs & Co. as a Vice President with the responsibility for a team of professionals that advised and managed over $7 billion in assets. Mr. Peterson received his MBA at the Marriott School of Management and a BS from Brigham Young University. In 2008 he became a director of AE Biofuels, a company controlled by Eric McAfee.

John MacDonald has served as Chief Financial Officer since April 2007 and as Corporate Secretary since March 2004. From March 2004 until March 2007, Mr. MacDonald served as Vice President of Investor Relations and Corporate Secretary. From January 2004 until March 2004, Mr. MacDonald served as an Investor Relations consultant.  From June 2001 until December 2003 Mr. MacDonald served as Vice President of Investor Relations for Ivanhoe Energy.  Mr. MacDonald held investor relations and financial analysis positions with EEX Corporation and Oryx Energy from 1980 to 2001.  Mr. MacDonald received an MBA from Southern Methodist University in 1994 and his B.A. from Oklahoma State University in 1980.

Directors

All of the current directors will serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified. Our board of directors is as follows:

Name	Age	Position
Roger P. (Pat) Herbert	63	Chairman of the Board
John R. Block	75	Director
Michael L. Peterson	48	Director

Biographical information for our directors is set forth below:

Roger P. (Pat) Herbert has served as a Director of the Company since June 2005.  He has worked in the energy services business for nearly 34 years. Mr. Herbert has served as CEO and as a director of JDR Cable Systems (Holdings) Ltd. since July 2002.  From September 2000 to July 2002 he was Chairman and CEO of GeoNet Energy Services, a company he founded. Prior to that time, Mr. Herbert worked at International Energy Services, Baker Hughes and Smith International.  Mr. Herbert currently serves on the board of Scorpion Offshore, a publicly traded Norwegian energy services company, and also serves as Chairman of the Audit Committee.  Mr. Herbert received his MBA from Pepperdine University, his B.S.E. from California State University-Northridge and is a registered professional engineer in the State of Texas.

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

Michael L. Peterson- refer to “Executive Officers” section above for Mr. Peterson’s biographical information.

Certain of our Directors are Directors of entities affiliated with BMC which could cause actual or perceived conflicts of interest between us and BMC and could cause the value for our securities to become devalued or worthless.

Committees of the Board of Directors

We currently have an audit committee, a compensation committee, and a nominating and corporate governance committee.

 Audit Committee

The audit committee of the Board of Directors currently consists of Mr. Peterson, Mr. Herbert, and Mr. Block, each of whom are non-employee directors. The audit committee selects, on behalf of our Board, an independent public accounting firm to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management, and recommend to the Board whether the audited financials should be included in our Annual Reports to be filed with the SEC. The audit committee operates pursuant to a written charter, which was adopted in 2003. During the last fiscal year, the audit committee held three meetings.

While Mr. Peterson serves as interim CEO and President, he is not considered as an independent member of the Board. However, Mr. Block and Mr. Herbert: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) did not participate in the preparation of our financial statements or the financial statements of Blast; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. The Board has determined that Mr. Peterson qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act. He receives compensation for Board service only.

Compensation Committee

The compensation committee of the board consists of Mr. Block, Mr. Herbert, and Mr. Peterson. The compensation Committee reviews and approves (1) the annual salaries and other compensation of our executive officers, and (2) individual stock and stock option grants. The compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices, and assists with the administration of our compensation plans. The compensation committee operates pursuant to a written charter, which was adopted in 2003.

 Nominating and Corporate Governance Committee

The nominating and corporate governance committee of the board currently consists of Mr. Herbert, Mr. Block, and Mr. Peterson. The nominating and corporate governance committee assists our board of directors in fulfilling its responsibilities by: identifying and approving individuals qualified to serve as members of our board of directors, selecting director nominees for our annual meetings of shareholders, evaluating the performance of our board of directors, and developing and recommending to our board of directors corporate governance guidelines and oversight procedures with respect to corporate governance and ethical conduct. This committee operates pursuant to a written charter adopted in 2003.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Mr. Block, Mr. Herbert, and Mr. Peterson. None of the committee members has ever been an employee of Blast Energy Services, Inc. While Mr. Peterson serves as interim CEO and President, he is not considered as an independent member of the Board. None of our remaining executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or compensation committee.

Code of Ethics

In 2005, in accordance with SEC rules, the then audit committee and the Board adopted a Code of Ethics for the Company’s senior officers.  The Board believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance.  This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.  The Code of Ethics is available on our website at www.blastenergyservices.com. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, this document.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act of 1934, as amended, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

To our knowledge, based solely on a review of the copies of such reports furnished to us Michael L. Peterson, John A. MacDonald, John Block, and Roger P. (Pat) Herbert, are currently subject to Section 16(a) filing requirements and have made their required filings with the Commission.  We also believe that Berg McAfee Companies is subject to the Section 16(a) filing requirements and may not have made their required filings with the Commission to date.

 Audit Committee Report

The Audit Committee of the Board currently consists of Mr. Peterson, Mr. Herbert, and Mr. Block.

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

In this context, the Audit Committee has reviewed the Company’s audited financial statements for fiscal 2009 and has met and held discussions with management and GBH CPAs, PC, the Company’s independent auditors.  Management represented to the Audit Committee that the Company’s consolidated financial statements for fiscal 2009 were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee discussed the consolidated financial statements with the independent auditors. The Audit Committee also discussed with GBH CPAs, PC matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees).

GBH CPAs, PC also provided to the Audit Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with GBH CPAs, PC the accounting firm’s independence.

Based upon the Audit Committee’s discussion with management and GBH CPAs, PC, and the Audit Committee’s review of the representation of management and the report of GBH CPAs, PC to the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC.

Submitted by the Audit Committee of the Board of Blast Energy Services, Inc.

Michael L. Peterson, Roger P. (Pat) Herbert and John R. Block

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

Our executive compensation is designed to reward achievement of the Company’s corporate goals. In 2009, our corporate goals were primarily focused on growing the Company’s satellite businesses and testing the AFJ process.

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

Equity Awards.  We also use long-term incentives in the form of stock options or warrants. Employees and executive officers generally receive stock option grants at the commencement of employment and periodically receive additional stock option grants, typically on an annual basis. Additionally, in connection with the approval of the Plan, the Bankruptcy Court approved a pool of four million five-year warrants with a $0.20 exercise price for the Board to award. To date, 850,000 of such warrants have been awarded. We believe that equity awards are instrumental in aligning the long-term interests of the Company’s employees and executive officers with those of the stockholders because such individuals realize gains only if the stock price increases. Equity awards also help to balance the overall executive compensation program, with base salary providing short-term compensation and equity participation rewarding executives for long-term increases in stockholder value.

Options are generally granted through our 2003 Employee Stock Option Plan and 2009 Stock Incentive Plan, which that authorizes us to grant options to purchase shares of common stock to our employees and directors. The Compensation Committee reviews and approves stock option awards to executive officers in amounts that are based upon a review and assessment of:

•	competitive compensation data;
•	individual performance;
•	each executive’s existing long-term incentives; and
•	retention considerations.

Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management, such as the CEO. Stock options are granted with an exercise price equal to the fair market value of our common stock on the day of grant and typically vest ratably over a three year period. In 2009, no stock options were awarded to executive officers.

Compensation Committee Report

The members of the Compensation Committee are John Block, Roger P. (Pat) Herbert, and Michael L. Peterson.

The Compensation Committee administers Blast’s 2003 Employee Stock Option Plan; reviews compensation components to be provided to Blast’s  officers, employees, and consultants; grants options to purchase common stock and restricted stock to Blast’s  officers, employees, and consultants; and reviews and makes recommendations to the Board regarding all forms of compensation to be provided to the members of the Board. The Compensation Committee believes it has fulfilled its responsibilities under its charter for the fiscal year ended December 31, 2009.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) for the fiscal year ended December 31, 2009 with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Blast’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Submitted by the Compensation Committee of the Board of Blast Energy Services, Inc.

John Block, Roger P. (Pat) Herbert, and Michael L. Peterson

Summary Compensation Table

The following tables set forth certain information earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended December 31, 2009. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2009; (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Year	Salary ($)	Option & Warrant Awards ($)1	All Other Compensation ($)	Total ($)
Michael L. Peterson	2009	-	-	33,0006	33,000
Interim President and CEO

John O’Keefe	2009	91,6672	-	-	91,667
Former President and CEO	2008	208,3335	63,912	-	272,245

John MacDonald	2009	109,3752	-	-	109,375
CFO and Secretary	2008	185,5003	31,956	-	217,456

Andrew Wilson	2009	127,6042	-	-	127,604
Non-executive V.P. Business Development	2008	182,2924	31,956	-	214,248

______________________

(1) Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 11 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(2) Reflects the furlough of Mr. O’Keefe and the reduction in half for the salaries of Mr. MacDonald and Mr. Wilson in June 2009.

(3) Includes $35,500 in deferred pay from 2007 paid to Mr. MacDonald upon the confirmation of the Plan of Reorganization on February 27, 2008.

(4) Includes $7,292 in deferred pay from 2006 paid to Mr. Wilson upon the confirmation of the Plan of Reorganization on February 27, 2008.

(5) Includes $8,333 of deferred pay from 2006 paid to Mr. O’Keefe upon the confirmation of the Plan of Reorganization on February 27, 2008.

(6) Accrued board fees for 2009, all deferred into 2010.

Executive Employment Agreements

John MacDonald is employed by us pursuant to an Employment Agreement entered into upon the confirmation of the Plan of Reorganization on February 27, 2008.  Mr. MacDonald is employed as Executive Vice President and CFO of the Company at an annual salary of $150,000.  The term of the agreement was for one year and is automatically renewed unless cancelled by the Board. The contract may be cancelled by either party with a 60-day written notice. Should the contract be cancelled by the Company, he is entitled to severance pay equal to six months pay. Mr. MacDonald is also entitled to participate in our annual compensation program with a potential bonus up to 50% of his base. Mr. MacDonald had been the Company’s CFO since April 2007 and retained his duties as Vice President of Investor Relations and Corporate Secretary since March 2004. On June 15, 2009, at the request of the Board, Mr. MacDonald’s salary was temporarily reduced to $75,000, until such time that sufficient funds are available to resume normal operations.

Andrew Wilson is employed by us pursuant to an Employment Agreement entered into upon the confirmation of the Plan of Reorganization on February 27, 2008.  Mr. Wilson is employed as Vice President - Business Development of the Company at an annual salary of $175,000.  The term of the agreement was for one year and is automatically renewed unless cancelled by the Board. The contract may be cancelled by either party with a 60-day written notice. Should the contract be cancelled by the Company, Mr. Wilson is entitled to severance pay equal to six months pay. Mr. Wilson is also entitled to participate in our annual compensation program with a potential bonus up to 50% of his base. On June 15, 2009, at the request of the Board, Mr. Wilson’s salary was temporarily reduced to $87,500, until such time that sufficient funds are available to resume normal operations.

On June 12, 2009, the Company’s board of directors implemented cost cutting measures to reduce overhead costs and conserve cash, including partial and full furloughs of management and staff with reduced or no pay, respectively.   As such, John O’Keefe, our then President and CEO, was furloughed without pay, effective June 15, 2009, and therefore will not serve as President or CEO until such time as he may return to the Company. The Blast board of directors has appointed Michael L. Peterson, a member of the board, to serve as interim President and CEO in the absence of Mr. O’Keefe. If Mr. O’Keefe is not retained after the furlough period, the Company will recognize a $100,000 employment severance liability under the terms of Mr. O’Keefe’s employment contract.

2009 Grants of Plan Based Awards

There were no grants of options or warrants to the Named Executive Officers in 2009.

2009 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2009 for each of the Named Executive Officers.

Warrant and Option Awards
Name	Number of Securities Underlying Unexercised Equity Awards (#) Exercisable	Number of Securities Underlying Unexercised Equity Awards (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael L. Peterson	133,3333	16,667	$ 0.20	05/28/13

John O’Keefe	400,000(1)	-	$ 0.20	05/15/13
(Former President and CEO)	80,000	-	$ 4.28	01/21/14
	420,000	-	$ 0.90	07/29/14
	400,000	-	$ 0.80	12/31/15

John MacDonald	200,000(1)1)	-	$ 0.20	05/15/13
	100,000	-	$ 0.40	03/14/15
	50,000	-	$ 0.80	12/31/15

______________________
(1) Represents award of warrants.  All other equity awards represent options.

2009 Director Compensation

The following table presents summary information for the year ended December 31, 2009 regarding the compensation of the non-employee members of our Board of Directors. Mr. Peterson was appointed to the Board in May 2008.

	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
John R. Block	42,000	-	42,000
Roger P. (Pat) Herbert	60,000	-	60,000
Joseph J. Penbera, PhD(3)	36,000	-	36,000
Jeffrey R. Pendergraft(4)	21,000	-	21,000
Michael L. Peterson	33,000	-	33,000
 _____________________

(1)	Amounts in this column represent 2009 board compensation fees that were deferred at year end.

(2)	There were no grants of options or warrants to Board members in 2009.

(3)	Former director – resigned in September 2009.

(4)	Former director – resigned in June 2009.

Standard Compensation Arrangements

We reimburse our directors for travel and lodging expenses in connection with their attendance at Board and committee meetings. In summary, non-employee Board members receive the following fees:

Monthly Retainer	Amount
Board Chair	$ 2,500
Board Member	$ 2,500
Audit Committee Chair	$ 1,500
Compensation Committee Chair	$ 1,000
Nominating and Governance Committee Chair	$ 1,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2010, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of March 31, 2010, there were 61,819,904 shares of common stock issued and outstanding including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

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

Name and Address of Beneficial Owner1	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%
Laurus Master Fund Ltd.	8,995,089	(2)	12.95%
335 Madison Ave.
New York, New York 10017

Berg McAfee Companies LLC(3)	8,733,436	(4)	14.13%
10600 N. De Anza Blvd., #250
Cupertino, California 95014

McAfee Capital LLC(5)	6,080,000	(6)	9.24%
10600 N. De Anza Blvd., #250
Cupertino, California 95014

Eric A. McAfee	16,026.534	(7)	20.91%
10600 N. De Anza Blvd., #250
Cupertino, California 95014

Clyde Berg	15,188,436	(8)	20.37%
10600 N. De Anza Blvd., #250
Cupertino, California 95014

Officers and Directors:
John MacDonald	421,450	(9)	*
John O’Keefe (Former President and CEO)	1,845,000	(10)	2.92%
John R. Block	682,583	(11)	1.10%
Roger P. (Pat) Herbert	629,833	(12)	1.02%
Michael L. Peterson	933,333	(13)	1.51%
All directors and executive officers as a group (4 persons)	2,667,200	(14)	4.30%

______________________
* Less than 1%

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is c/o Blast Energy Services, Inc., 14550 Torrey Chase Blvd., Suite 330, Texas 77014.

(2)
Consisting of (i) 1,350,000 shares of common stock and (ii) 7,645,089 shares of common stock underlying warrants.  Under the terms of the warrants, Laurus is prohibited from exercising the warrants in an amount which would cause it and its affiliates to beneficially own more than 4.99% of the common stock of Blast.

(3)	Berg McAfee Companies is controlled by Clyde Berg and Eric McAfee.

(4)	Consisting of 8,733,436 shares of common stock held by Berg McAfee Companies LLC.

(5)	McAfee Capital is controlled by Eric McAfee. Eric McAfee is the Company’s former Vice-Chairman.

(6)
Consisting of (i) 2,080,000 shares of common stock held, (ii) 3,000,000 shares of common stock issuable upon conversion of preferred stock at $.50 per share and (iii) 1,000,000 shares of common stock underlying warrants exercisable at $0.10 per share.

(7)
Consisting of: (i) 1,213,098 common shares held personally, including 90,000 shares held by members of Mr. McAfee’s household, which Mr. McAfee is deemed to beneficially own; (ii) 8,733,436 shares of common stock held by Berg McAfee Companies LLC, which Mr. McAfee is deemed to beneficially own; (iii) 2,080,000 common shares, 3,000,000 common shares issuable upon conversion of the Convertible Preferred Stock  and warrants to purchase 1,000,000 shares issued in connection with the Convertible Preferred Stock offering held by McAfee Capital LLC, which Mr. McAfee is deemed to beneficially own (as described herein).

(8)
Consisting of: (i) 2,455,000 common shares held personally, (ii) 8,733,436 shares of common stock held by Berg McAfee Companies LLC, which Clyde. Berg is deemed to beneficially own; (iii) 3,000,000 common shares issuable upon conversion of the Convertible Preferred Stock; and (iv) warrants to purchase 1,000,000 shares issued in connection with the Convertible Preferred Stock offering (as described herein).

(9)
Consisting of: (i) 71,450 shares of common stock and (ii). 150,000 shares of common stock underlying currently exercisable stock options, and (iii) 200,000 shares underlying currently exercisable warrants.

(10)
Consisting of: (i) 545,000 shares of common stock and (ii). 900,000 shares of common stock underlying currently exercisable stock options, and (iii) 400,000 shares underlying currently exercisable warrants.

(11)	Consisting of (i) 443,250 shares of common stock and (ii) 239,333 shares of common stock underlying currently exercisable stock options.

(12)	Consisting of (i) 472,500 shares of common stock and (ii) 157,333 shares of common stock underlying currently exercisable stock options..

(13)	Consisting of (i) 800,000 shares of common stock and (ii) 133,333 shares of common stock underlying currently exercisable stock options.

(14)	Consisting of the holdings provided above in notes 9 through 12.

Item 13. Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Berg McAfee Companies

In 2008, Berg McAfee Companies, LLC (“BMC”) extended the term for the $1 million Note secured on the Applied Fluid Jetting rig (described below) for three years. The revised Note was issued for $1.12 million, including accumulated interest, and carries an 8% interest rate and is convertible into common stock at $0.20 per share.

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

In January 2008, Blast sold the rights to an aggregate of 1,000,000 units each consisting of four shares of Series A Convertible Preferred Stock and one three year warrant with an exercise price of $0.10 per share (the “Units”), for an aggregate of $2 million or $2.00 per Unit, to McAfee Capital, LLC.  The Units were issued after Blast was re-domiciled and the Preferred Stock authorized.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted piggy-back registration rights in connection with the sale of the Units. In October 2008, the Company redeemed 1,000,000 of the Preferred Stock shares for $500,000.

Clyde Berg

On the effective date, the Plan allowed Mr. Berg to convert the $416,000 outstanding balance of the DIP loan, including accrued interest, he provided during the bankruptcy into the Company’s common stock at the rate of one share of common stock for each $0.20 of the DIP loan outstanding. Accordingly, 2,080,000 shares were issued to Mr. Berg in April 2008.

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

Director Independence

Director	Independent	Audit Committee	Nominating & Corporate Governance Committee
John R. Block	X	X	X
Roger P. (Pat) Herbert	X	X	X
Michael L. Peterson		X	X

While Mr. Peterson serves as interim CEO and President, he is not considered as an independent member of the Board.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by GBH CPAs, PC for the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008.

	2009	2008
GBH CPAs, PC:
Audit fees(1)	$ 46,550	$ 55,000
Other non-audit fees(2)	-	-
Tax related fees(3)	-	-

Total	$ 46,550	$ 55,000

(1)
Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2009 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Other fees include professional services for review of various filings and issuance of consents.

(3)	Tax fees include professional services relating to preparation of the annual tax return.

PART IV

Item15. Exhibits and Financial Statement Schedules.

(a)      1.      Financial Statements

2.	Financial Statement Schedules

The required information is included in the Consolidated Financial Statements or Notes thereto.

3.	List of Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K

Exhibit 2.2	Articles of Merger (California and Texas) Filed on April 7, 2008 with the SEC, Form 10-KSB

Exhibit 3.1	Certificate of Formation Texas Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 3.2	Certificate of Designation of Series A Preferred Stock Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 3.3	Bylaws of Blast Energy Services, Inc., Texas Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

Exhibit 4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

Exhibit 4.3	2003 Stock Option Plan Filed November 20, 2003 with the SEC, Form 10-QSB

Exhibit 4.4	Blast Energy Services, Inc. 2009 Stock Incentive Plan Filed August 14, 2009 with the SEC, Form 10Q

Exhibit 10.1	Second Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.2	First Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.3	Subscription Agreement and Related Exhibits with Clyde Berg Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.4	Subscription Agreement and Related Exhibits with McAfee Capital, LLC Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.5	Laurus Master Fund, Ltd. $2.1 million Security Agreement Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.6	Berg McAfee Companies $1.12 million Note Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.7	Settlement Agreement Filed on May 14, 2007 with the SEC, Form 8-K

Exhibit 10.8	Eagle Domestic Drilling Operations LLC and Hallwood Energy, LP and Hallwood Petroleum LLC Settlement Agreement Filed on April 7, 2008 with the SEC, Form 10-KSB

Exhibit 10.9	Employment Agreement with John O’Keefe Filed on November 13, 2008 with the SEC, Form 10-Q

Exhibit 10.10	Employment Agreement with John MacDonald Filed on November 13, 2008 with the SEC, Form 10-Q

Exhibit 10.11	Settlement Agreement Filed on February 9, 2010 with the SEC, Form 8-K

Exhibit 16.1	Letter from Malone & Bailey, PC Filed on March 5, 2008 with the SEC, Form 8-K

Exhibit 21.1*	Subsidiaries

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

BLAST ENERGY SERVICES, INC.

By:	/s/ Michael L. Peterson
Michael L. Peterson Interim President and Principal Executive Officer
By:	/s/ John MacDonald
John MacDonald Chief Financial Officer and Principal Accounting Officer

Date:	April 1, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. PETERSON	Interim President and	April 1, 2010
Michael L. Peterson	Principal Executive Officer and Director

/s/ JOHN MACDONALD	Chief Financial Officer and	April 1, 2010
John MacDonald	Principal Accounting Officer

/s/ JOHN R. BLOCK	Director	April 1, 2010
John R. Block

/s/ ROGER P. HERBERT	Director	April 1, 2010
Roger P. Herbert

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Blast Energy Services, Inc.
 Houston, Texas

We have audited the accompanying consolidated balance sheets of Blast Energy Services, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of Blast Energy Services, Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blast Energy Services, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Blast Energy Services, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Blast incurred a loss from continuing operations for the year ended December 31, 2009 and has an accumulated deficit at December 31, 2009 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 30, 2010

BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash	$261,164	$731,631
Accounts receivable, net	58,281	107,065
Other assets	37,485	53,254
Current portion of long-term receivable	1,440,000	666,667
Total current assets	1,796,930	1,558,617

Equipment, net of accumulated depreciation of $190,327 and $68,282	1,101,959	1,191,263
Long-term accounts receivable	1,440,000	2,933,333
Total assets	$4,338,889	$5,683,213

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,846	$24,085
Accrued expenses	295,772	149,564
Accrued expenses – related party	165,797	75,748
Deferred revenue	1,890	9,459
Notes payable – other	3,794	-
Total current liabilities	541,099	258,856

Long-term liabilities:
Notes payable – related party	1,120,000	1,120,000
Loan payable – long term portion	15,588	-
Total liabilities	1,676,687	1,378,856

Stockholders’ equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized; Series A - 6,000,000 shares issued and outstanding	6,000	6,000
Common stock, $.001 par value, 180,000,000 shares authorized; 61,819,904 and 60,432,404 shares issued and outstanding	61,820	60,432
Additional paid-in capital	75,136,853	75,102,481
Accumulated deficit	(72,542,471)	(70,864,556)
Total stockholders’ equity	2,662,202	4,304,357
Total liabilities and stockholders’ equity	$4,338,889	$5,683,213

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009		2008

Revenue:		$330,908	$432,012

Operating expenses:
Cost of sales		665,523	682,995
Selling, general and administrative		1,036,254	1,923,814
Depreciation and amortization		139,426	38,458
Bad debt expense		6,716	-
Asset impairment		50,479	-
Loss on disposal of equipment		3,885	1,270
Total operating expenses		1,902,283	2,646,537

Operating loss		(1,571,375)	(2,214,525)

Other income (expense):
Other income		-	19,947
Interest income		245	22,177
Interest expense		(106,785)	(112,951)
Total other income (expense)		(106,540)	(70,827)

Loss from continuing operations		(1,677,915)	(2,285,352)
Income from discontinued operations		-	9,296,352
Net Income (loss)		$(1,677,915)	$7,011,000

Preferred dividends		240,000	253,151
Net income (loss) attributable to common shareholders		$(1,917,915)	$6,757,849

Net income (loss) per common share - Basic :
Continuing operations		$(0.03)	$(0.04)
Discontinued operations		-	0.16
Net income (loss)	$	(0.03)	$0.12

Net income (loss) per common share - Diluted:
Continuing operations		$(0.03)	$(0.03)
Discontinued operations		-	0.13
Net income (loss)		$(0.03)	$0.10

Weighted average common shares outstanding:
Basic		61,526,377	57,627,725
Diluted		61,526,377	67,098,771

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009 and 2008

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at December 31, 2007	-	$-	52,027,404	$52,027	$70,471,873	$(77,875,556)	$(7,351,656)

Issuance of preferred shares	8,000,000	8,000	-	-	3,992,000	-	4,000,000
Common stock issued for:
Notes payable and accrued interest	-	-	4,160,000	4,160	827,634	-	831,794
Services	-	-	2,145,000	2,145	424,855	-	427,000
Cashless exercise of warrants and options	-	-	2,900,000	2,900	(2,900)	-	-
Cash exercise of warrants and options	-	-	100,000	100	9,900	-	10,000
Cancellation of shares			(900,000)	(900)	-	-	(900)
Redemption of preferred shares	(2,000,000)	(2,000)	-	-	(998,000)	-	(1,000,000)
Option expense	-	-	-	-	233,317	-	233,317
Warrant expense	-	-	-	-	143,802	-	143,802

Net income	-	-	-	-	-	7,011,000	7,011,000

Balances at December 31, 2008	6,000,000	$6,000	60,432,404	$60,432	$75,102,481	$(70,864,556)	$4,304,357

Common stock issued for:
Cashless exercise of warrants	-	-	1,350,000	1,350	(1,350)	-	-
Services	-	-	37,500	38	7,462		7,500
Option expense	-	-	-	-	15,762	-	15,762
Warrant expense	-	-	-	-	12,498	-	12,498

Net loss	-	-	-	-	-	(1,677,915)	(1,677,915)

Balances at December 31, 2009	6,000,000	$6,000	61,819,904	$61,820	$75,136, 853	$(72,542,471)	$2,662,202

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(1,677,915)	$7,011,000
Income from discontinued operations	-	(9,296,352)
Loss from continuing operations	$(1,677,915)	$(2,285,352)
Adjustments to reconcile net loss to net cash provided from operating:
Depreciation and amortization	139,426	38,458
Asset impairment	50,479	-
Share-based compensation	15,762	377,119
Stock issued for services	7,500	75,000
Warrants issued with debt	12,498	-
Loss on disposal of equipment	3,885	1,270
Change in:
Accounts receivable	48,784	1,298,166
Other current assets	136,794	111,030
Accounts payable	49,761	(1,360,845)
Accrued expenses	146,209	40,882
Accrued expenses – related party	90,049	75,748
Deferred revenue	(7,569)	(1,058)
Net Cash Used in Operating Activities	(984,337)	(1,629,582)

Cash Flows From Investing Activities:
Proceeds from restricted cash	5,000	-
Cash paid for purchase of fixed assets	(77,520)	(7,840)
Cash paid for construction of equipment	(10,511)	(139,505)
Net Cash Used in Investing Activities	(83,031)	(147,345)

Cash Flows From Financing Activities:
Borrowings on debtor-in-possession financing	-	100,000
Borrowings on short-term debt	60,000	-
Payments on short-term debt	(183,099)	(649,375)
Issuance of convertible preferred stock	-	4,000,000
Proceeds from exercise of options	-	10,000
Common stock repurchased and cancelled	-	(900)
Redemption of preferred stock	-	(1,000,000)
Net Cash Provided By (Used In) Financing Activities	(123,099)	2,459,725

Discontinued operating activities	720,000	-
Net cash provided by discontinued operations	720,000	-

Net change in cash	(470,467)	682,798
Cash at beginning of period	731,631	48,833

Cash at end of period	$261,164	$731,631

Cash paid for:
Interest	$4,238	$33,537
Income taxes	-	-

Non-Cash Transactions:
Conversion of deferred board compensation to common stock	$-	$352,000
Conversion of related party interest to common stock	-	31,794
Conversion of related party advances to common stock	-	800,000
Issuance of note payable for related party debt and accrued interest	-	1,120,000
Cashless exercise of warrants	1,350	2,900
Prepaid insurance financed with note payable	121,026	106,875
Property financed with note payable	21,455	-

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS OVERVIEW AND SUMMARY OF ACCOUNTING POLICIES

Business. Blast Energy Services, Inc.’s (“our” and “Blast’s”) is an emerging technology company in the energy sector and strives to assist oil and gas companies in producing more economically. We seek to provide quality services to the energy industry through our two divisions (i) Satellite Communications services and (ii) Down-hole Solutions, such as our AFJ technology. Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Blast licensed and owned technologies. Our strategy is to grow our businesses by maximizing revenues from the communications and down-hole segments and controlling costs while analyzing potential acquisitions and new technology opportunities in the energy service sector.

On February 26, 2008, the Court confirmed our Second Amended Plan of Reorganization (the “Plan”) , allowing Blast to emerge from Chapter 11 bankruptcy.

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

Blast’s consolidated financial statements include the accounts of Blast and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Amendments to Articles of Incorporation. In connection with the approval of the Plan , the Court, and the Board of Blast approved a change in Blast’s domicile from California to Texas.  Blast effected the re-domicile by forming a wholly-owned subsidiary, Blast Energy Services, Inc., in the State of Texas.  Blast then merged with and into this subsidiary thereby becoming a Texas Corporation (the “Merger”).  Following the Merger, Blast has 200,000,000 authorized shares of stock, of which 180,000,000 shares are common stock, $0.001 par value per share, and 20,000,000 shares are preferred stock, $0.001 par value per share.  The Certificate of Formation of the resulting Texas Corporation also allows the Board to issue “blank check” preferred stock with rights and privileges as it may decide in its sole discretion, but which shares must have voting rights.  Blast also authorized 8,000,000 shares of Series A Convertible Preferred Stock and adopted new bylaws in connection with the Merger.

Fair Value of Financial Instruments.  The carrying amount of Blast’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of related party transactions is not determinable due to their related party nature.

Cash Equivalents.  Blast considers all highly liquid investments with original maturities of three months or less cash equivalents.

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from sales of satellite hardware, satellite bandwidth, satellite service and lateral drilling services.  Revenue from satellite hardware is recognized when the hardware is installed.  Revenue from satellite bandwidth is recognized evenly over the term of the contract.  Revenue from satellite service is recognized when the services are performed.  Blast provides no warranty but sells commercially obtained three to twelve-month warranties for satellite hardware.  Blast has a 30-day return policy.  Revenue for applied fluid jetting services is recognized when the services are performed and collectability is reasonably assured and when collection is uncertain, revenue is recognized when cash is collected.

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2009 and 2008, Blast has determined that no allowance for doubtful accounts is required. During the year ended December 31, 2009, Blast recognized bad debt expense of $6,716 related to several dated receivable balances determined to be uncollectible.

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

Impairment of Long-Lived Assets.  Blast reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  Blast assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition.  If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value.

Stock-Based Compensation. Blast accounts for the issuance of options pursuant to the provisions of FASB ASC 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of stock based compensation at the date of grant.

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

Earnings or Loss Per Common Share.  Basic earnings per common share equals net earnings or loss divided by the weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the year ended December 31, 2009, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.  Diluted earnings per share for the year ended December 31, 2008 includes the dilutive effect of the assumed conversion of Blast’s outstanding Series A preferred stock into common stock and the exercise of 3,063,913 warrants into an equivalent amount of common shares.

Recently Issued Accounting Pronouncements. On July 1, 2009, the FASB officially launched the FASB Accounting Standards Codification, which has become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles, in addition to guidance issued by the Securities and Exchange Commission. The codification supersedes all prior FASB, AICPA, EITF, and related literature. The codification, which is effective for interim and annual periods ending after September 15, 2009, is organized into approximately 90 accounting topics. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, amendments to the codification are made by issuing “Accounting Standards Updates.” The Company has incorporated the current codification in its Form 10-K.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on Blast’s financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

Blast had a cash balance of approximately $261,000, current assets of approximately $1.8 million and stockholders’ equity of approximately $2.7 million as of December 31, 2009. Blast had a loss from continuing operations of approximately $1.7 million for the year ended December 31, 2009 and an accumulated deficit at December 31, 2009 of approximately $72.5 million. The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create uncertainty as to Blast’s ability to continue as a going concern. Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

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

NOTE 4 – EQUIPMENT

Equipment consists of the following:

Description	Life	December 31, 2009	December 31, 2008
Computer equipment	3 years	$ 22,313	$ 22,313
IPSM, in progress	3 years	-	50,479
Tractor	4 years	98,974	26,265
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	1,166,215	1,155,704
Equipment		$ 1,292,286	$ 1,259,545

Less: accumulated depreciation		(190,327)	(68,282)
Equipment, net		$ 1,101,959	$ 1,191,263

During the year ended December 31, 2009, the carrying value of the IPSM equipment of $50,479 was fully impaired.  Blast determined that future development of this product is uncertain due to a legal dispute between the software development subcontractor and another party and as a consequence of this uncertainty, recovery of this investment is not likely.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at December 31, 2009 and 2008 consisted of the following:

Description	2009	2008
Director fees	$ 247,500	$ 55,500
Interest	54	-
Other	48,218	94,064
	$ 295,772	$ 149,564

NOTE 6 – DEFERRED REVENUE

Blast bills some of its satellite bandwidth contracts in advance, over periods ranging from 3 to 36 months.  Blast recognizes revenue evenly over the contract term.  Deferred revenue related to satellite services totaled $1,890 and $9,459 at December 31, 2009 and 2008, respectively.  All of the deferred revenue at December 31, 2009  is expected to be recognized in the next twelve months.

NOTE 7 – NOTES PAYABLE – RELATED PARTIES AND OTHER

Related Party Transactions

Demand Note.  In August 2009, Blast entered into a Demand Promissory Note (“Note”) with a related third-party individual (“Lender”), pursuant to which the Lender loaned Blast $60,000.  The Note was due and payable on the earlier to occur of (a) August 10, 2010, or (b) any time after October 10, 2009, if the Lender declared all or a portion of the loan due and payable on such date (the “Due Date”). The Note accrued interest at the rate of 8% per annum, with interest and principal payable on the Due Date.  Blast had the right to repay the Note at any time without penalty.  In connection with the Note, Blast granted the Lender warrants to purchase 250,000 shares of its common stock.  The warrants have an exercise price of $0.10 per share, contain a cashless exercise provision, and are exercisable for three years from the grant date (August 10, 2009). The value of the warrants, $12,498 based upon the Black-Scholes option pricing model, was expensed on the date of grant as additional interest expense due to the demand nature of the Note.  On October 31, 2009, Blast repaid this $60,000 Note in full including accrued interest of $1,027.

Note Extension.  A pre-Plan secured $1.12 million note with Berg McAfee Companies, a major shareholder of Blast, was extended for an additional three years from the Plan effective date of February 27, 2008.  The note bears interest at 8% and contains a lender option for the principal and interest to be convertible into Company stock at the rate of one share for each $0.20 of the note outstanding.  Blast had accrued interest payable under this note (reflected as Accrued expenses – related party in the accompanying balance sheet) of $165,797 and $75,748 at December 31, 2009 and 2008, respectively

Debtor-in-Possession (“DIP”) Loan.  The Bankruptcy court approved Blast’s ability to draw $800,000 from McAfee Capital and Clyde Berg to finance Blast’s working capital needs on a temporary basis.  The Plan allowed them to convert the outstanding balance of the DIP loan and related accrued interest into Company common stock at the rate of one share for each $0.20 of the DIP loan outstanding.  After the Merger became effective, 4,160,000 shares of common stock were issued in full payment of the principal and accrued interest on this obligation in April 2008.

Director Fee Conversion.  In April and October 2008 Blast’s Directors converted unsecured claims for unpaid directors’ fees from 2006 totaling $164,000 and unpaid director fees from 2007 and 2008 totaling $191,000 into 820,000 shares and 955,000 shares of Blast’s common stock, respectively. These conversions were at the rate of one share for each $0.20 of the deferred amount owed.

Other Transactions

In May 2009, Blast financed the $21,455 purchase of a pre-owned 2006 Ford F-250 truck to be used as a service vehicle for satellite and down-hole solutions employees. The note carries a 60-month term and an interest rate of 8.25%, which resulted in a monthly payment of approximately $438 commencing in June 2009.

In October 2008, Blast paid off its $2.1 million Senior Lien with Laurus Master Fund, Ltd. and $125,000 note with McClain County, Oklahoma from a portion of the cash proceeds of its lawsuit settlements with Hallwood and Quicksilver (as defined below under footnote 13).

NOTE 8 - INCOME TAXES

As of December 31, 2009, Blast had accumulated net operating losses, and therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $25,208,273 at December 31, 2009, and will expire in the years 2019 through 2028.

At December 31, 2009, the deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$8,570,813
Less: valuation allowance	(8,570,813)
Net deferred tax asset	$ –

The change in the valuation allowance for the years ended December 31, 2009 and 2008 totaled approximately $558,333 and $ 2,547,520, respectively.

NOTE 9 – PREFERRED STOCK – RELATED PARTIES

Series A Convertible Preferred Stock
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

The Series A Preferred Stock (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to pay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to pay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with Blast’s litigation proceedings with Hallwood and Quicksilver in excess of $4 million, Blast is required to pay outstanding dividends within thirty (30) days in cash or stock at the holder’s option.  If the dividends are not paid within thirty (30) days of the date the Cash Settlement is received, a “Dividend Default” occurs.

The Preferred Stock and any accrued and unpaid dividends, have optional conversion rights into shares of Blast’s common stock at a conversion price of $0.50 per share. The Preferred Stock automatically converts if Blast’s common stock trades for a period of more than twenty (20) consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

In October 2008, Blast redeemed two million shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at face value of $0.50 per share and paid $1 million to redeem the Preferred shares.  In connection with the redemption, Blast cancelled one million Preferred shares each held by Clyde Berg and McAfee Capital, LLC.  Accordingly, six million preferred shares remain outstanding at December 31, 2009.

As of December 31, 2009, the aggregate and per share arrearages on the outstanding Preferred Stock were $493,151 and $0.08, respectively, which includes dividends in arrearage of $50,630 related to the 2,000,000 preferred shares that were redeemed in October 2008.

Warrants
Blast also granted warrants to the Preferred Stockholders to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share.  These warrants have a three-year term. The relative fair value of the warrants determined utilizing the Black-Scholes model was approximately $446,000 on the date of sale.  The significant assumptions used in the valuation were: the exercise price of $0.10; the market value of Blast’s common stock on the date of issuance of $0.29; expected volatility of 131%; risk free interest rate of 2.25%; and a term of three years.  Management has evaluated the terms of the Convertible Preferred Stock and the grant of warrants in accordance with EITF 98-5 (ASC 470) and EITF 00-27 (ASC 470), and concluded that there was not a beneficial conversion feature at the date of grant.

NOTE 10 – COMMON STOCK

During 2008 Blast issued 9,305,000 shares of common stock as follows:
•	2,900,000 shares issued in connection with the cashless exercise of warrants and options
•	4,160,000 shares issued in repayment of notes payable and accrued interest valued at $831,794
•	1,775,000 shares issued to directors in payment of board compensation fees for 2007 and partial year 2008 valued at $352,000
•	370,000 shares issued to consultants for their services valued at $75,000; and
•	100,000 shares issued as a result of cash exercise of warrants and options valued at $10,000.

During 2008 Blast cancelled 900,000 shares of common stock pursuant to the settlement agreement approved on May 14, 2007, whereby Blast repurchased shares of common stock previously issued to Second Bridge LLC for $900.

During 2009 Blast issued 1,387,500 shares of common stock as follows:
•	1,350,000 shares issued in connection with the cashless exercise of warrants by Laurus per footnote 8; and
•	37,500 shares issued to consultants valued at $7,500 based upon the closing price of Blast’s common stock at the date the shares were earned.

During 2009 Blast cancelled 35,000 shares of common stock previously issued, but not considered outstanding, pursuant an option exercise that was never completed due to the filing for Chapter 11 in January 2007.

NOTE 11 - STOCK OPTIONS AND WARRANTS

2003 Stock Option Plan

The 2003 Stock Option Plan is intended to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company's business.  Pursuant to the plan, the Board of Directors (or a committee thereof) has the ability to award grants of incentive or non-qualified options as described in greater detail in the plan to the Company’s employees, officers, directors and consultants.   The number of securities originally grantable pursuant to the plan were 8,000,000.  As of December 31, 2009, any future grants of shares will be made from the 2009 Stock Incentive Plan described below.

Blast’s 2009 Stock Incentive Plan:

The 2009 Stock Incentive Plan (the “Incentive Plan”) is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth.  The Incentive Plan is designed to help attract and retain for the Company and its affiliates personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its affiliates.

Pursuant to the Incentive Plan, the Board of Directors (or a committee thereof) has the ability to award grants of incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan to the Company’s employees, officers, directors and consultants.  The number of securities issuable pursuant to the Incentive Plan is initially 5,000,000, provided that the number of shares available for issuance under the Incentive Plan will be increased on the first day of each Fiscal Year (as defined below) beginning with the Company’s 2011 Fiscal Year, in an amount equal to the greater of (i) 2,000,000 shares; or (ii) three percent (3%) of the number of issued and outstanding shares of the Company on the first day of such Fiscal Year.  The Company’s “Fiscal Year” shall be defined as the twelve month accounting period which the Company has designated for its public accounting purposes, which shall initially be the period from January 1 to December 31, and shall thereafter be such Fiscal Year as the Company shall adopt from time to time.  As of December 31, 2009, no shares have yet been granted under this plan.

Options

During 2008, options to purchase 750,000 shares of common stock were granted by Blast to its directors at an exercise price of $0.20 per share. These options have a term of ten years of which 500,000 shares vested immediately on the date of grant and the remainder vest 1/12th per quarter thereafter.  Fair value of $167,266 was recorded using the Black-Scholes method of option-pricing model.  Variables used in the Black-Scholes pricing model for warrants granted during the year ended December 31, 2008 include (1) discount rate range of 3.1% to 3.4%, (2) expected life of 6 years, (3) expected volatility of 150% and (4) zero expected dividends.

During 2009 no new options were granted or awarded.

Warrants

Blast grants warrants to non-employees from time to time.  The board of directors has discretion as to the terms under which the warrants are granted.  All warrants vest immediately unless specifically noted in warrant agreements.

During 2008, warrants to purchase 900,000 shares of common stock were granted by Blast to its employees at an exercise price of $0.20 per share. These warrants have a term of five years and vested on the date of the grant.  Fair value of $143,802 was recorded using the Black-Scholes method of option-pricing model.  Variables used in the Black-Scholes pricing model for warrants granted during the year ended December 31, 2008 include (1) discount rate of 2.7%, (2) expected life of 3 years, (3) expected volatility of 131.8% and (4) zero expected dividends.

Blast also granted warrants to the Preferred Stockholders to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share.  These warrants have a three-year term. The relative fair value of the warrants determined utilizing the Black-Scholes model was approximately $446,000 on the date of sale.  The significant assumptions used in the valuation were: the exercise price of $0.10; the market value of Blast’s common stock on the date of issuance of $0.29; expected volatility of 131%; risk free interest rate of 2.25%; and a term of three years.

In March 2009, under the terms of the $0.01 warrants granted to Laurus Master Fund, Ltd. (“Laurus”) in August 2006, Laurus elected to make a cashless exercise of 1,508,824 shares of common stock using a fair market value of $0.095 per share.  This resulted in 1,350,000 shares being issued to Laurus and 158,824 shares being cancelled under the cashless exercise formula. Of the 6,090,000 penny warrants originally granted to Laurus, 1,555,089 remain unexercised as of December 31, 2009.

In August 2009, in connection with and as consideration for the Demand Promissory Note mentioned above in Note 7, Blast granted the Lender warrants to purchase 250,000 shares of its common stock. The fair value of $12,498 was recorded as interest expense for the year ended December 31, 2009 and the warrants were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the 250,000 warrants include: (1) discount rate of 1.79%, (2) expected term of 1.5 years, (3) expected volatility of 155.51% and (4) zero expected dividends. The warrants have an exercise price of $0.10 per share, contain a cashless exercise provision, and are exercisable for three years from the grant date.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at December 31, 2007	2,572,792	$ 0.77	14,472,835	$ 0.74

Year ended December 31, 2008:
Granted	750,000	0.20	2,900,000	0.13
Exercised	(100,000)	0.10	(2,900,000)	0.01
Forfeited	(190,000)	1.63	(968,922)	0.81

Outstanding at December 31, 2008	3,032,792	$ 0.59	13,503,913	$ 0.76

Year ended December 31, 2009:
Granted	-	-	250,000	0.10
Exercised	-	-	(1,350,000)	0.01
Forfeited	(62,500)	0.20	(158,824)	0.01

Outstanding at December 31, 2009	2,970,292	$ 0.60	12,245,089	$ 0.84

Summary of options outstanding and exercisable as of December 31, 2009 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$ 0.10	3.3	854,792	854,792
0.20	8.4	687,500	600,000
0.38	5.4	36,000	36,000
0.40	5.3	120,000	120,000
0.61	6.4	48,000	48,000
0.80	6.0	660,000	660,000
0.90	4.6	420,000	420,000
2.20	4.4	24,000	24,000
4.28	4.1	120,000	120,000
$0.10 to $4.28	5.4	2,970,292	2,882,792

At December 31, 2009, options outstanding had zero intrinsic value.  At December 31, 2009, unrecognized compensation expense related to outstanding options was $13,946, all of which is expected to be amortized to expense over the next eighteen months.

Summary of warrants outstanding and exercisable as of December 31, 2009 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$ 0.01	3.7	1,555,089	1,555,089
0.10	1.2	2,250,000	2,250,000
0.20	3.4	850,000	850,000
0.45	3.1	750,000	750,000
1.00	3.1	750,000	750,000
1.44	3.7	6,090,000	6,090,000
$0.01to $1.44	3.1	12,245,089	12,245,089

At December 31, 2009, warrants outstanding had an intrinsic value of $77,754.

NOTE 12 – CONCENTRATIONS AND CREDIT RISKS

Three customers accounted for 43%, 24% and 12% of total revenues in 2009.  Three customers accounted for 37%, 18% and 16% of total revenues in 2008.  There were no related party revenues in 2009 and 2008, respectively.

Blast at times has cash in banks in excess of FDIC insurance limits.  At December 31, 2009, Blast had no cash in banks in excess of FDIC insurance limits.

Blast performs ongoing credit evaluations of its customers’ financial condition and does not generally require collateral from them.

NOTE 13 – LITIGATION

Hallwood Energy/Hallwood Petroleum Lawsuit
In April 2008, Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), and Hallwood Petroleum, LLC and Hallwood Energy, LP (collectively, “Hallwood”) agreed to settle their ongoing litigation for $6.5 million. Under the terms of the settlement, Hallwood agreed to pay $2.0 million in cash, issue $2.75 million in equity and irrevocably forgave $1.65 million in deposits paid to Eagle.  The parties were fully and mutually released from any and all claims between them.  The terms of the settlement were approved by the board of each company and were confirmed by the Court. Hallwood paid Eagle $0.5 million in July 2008 and $1.5 million in September 2008.  Payments received from Hallwood in October 2008 were distributed to the appropriate class of creditors as designated in the Plan.

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

Subsequently, the Bankruptcy Court ruled in favor of a motion filed by an adversarial party in this matter which transferred the control of Hallwood to the third party. We believe this action will result in the elimination of any existing equity position held in Hallwood, including Blast’s, so we have recognized a zero carrying value in our financial statements for the Class C Interests.

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million, as follows:

•	$5 million payable upon the parties’ entry into the settlement;
•	$1 million payable on or before the first anniversary date of the execution of the settlement;
•	$2 million payable on or before the second anniversary date of the execution of the settlement; and
•	$2 million payable on or before the third anniversary date of the execution of the settlement.

In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within 10 days after written notice, then all of the remaining payments immediately become due and payable. Quicksilver made the first payment of $5 million in October 2008 and the second payment of $1 million in September 2009 ($720,000 to Blast, net of legal fees). The remaining amounts due from Quicksilver are shown as a current and long-term receivable in the balance sheet, net of contingent legal fees.

Alberta Energy Partners
During the course of Blast’s Chapter 11 bankruptcy proceedings in 2007 and 2008, Alberta Energy Partners (“Alberta”) took a number of legal actions adverse to Blast. Alberta filed a motion to deem rejected the 2005 Technology Purchase Agreement (the “Purchase Agreement”) between Alberta and Blast. That motion was denied, and Alberta appealed the bankruptcy court’s ruling. Additionally, Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. The appeal was dismissed by the United District Court for the Southern District of Texas (the “District Court”) as moot (together with the prior denial of Alberta’s motions, the “Dismissal Orders”); however, Alberta filed a motion for reconsideration and rehearing of the District Court’s order.

On September 1, 2009, oral arguments on that matter were heard by the United States District Court of Appeals for the Fifth Circuit (the “Fifth Circuit”).  On January 21, 2010, Blast was informed that the Fifth Circuit reversed the decision of the District Court, vacated the Dismissal Orders and remanded the matters to the District Court for further consideration.

Rather than enter into costly and lengthy hearings on this matter, Blast, Alberta and certain related parties of Alberta have instead entered into a Settlement Agreement to end the legal dispute with an effective date of February 1, 2010. Under the terms of the Settlement Agreement, the 50% of the Abrasive Fluid Jetting Technology owned by Blast that was sold to Blast pursuant to the Purchase Agreement was transferred and assigned back to Alberta. In consideration of the assignment provided for above, Alberta and the related parties of Alberta agreed to release Blast, its present and former officers, directors, employees, attorneys and agents of and from any and all commitments, actions, debts, claims, counterclaims, suits, causes of action, damages, demands, liabilities, obligations, costs, expenses, and compensation of every kind and nature whatsoever. All personal property (whether machinery, equipment or of any other type) that Blast developed and paid for in connection with the Purchase Agreement shall also remain the property of Blast as a result of the Settlement Agreement, including, but not limited to, the coiled tubing rig and all parts, machinery and equipment associated with the operation and/or maintenance of such rig.

Upon the execution of the Settlement Agreement, Alberta agreed to file with the District Court a motion to dismiss with prejudice its appeal of the prior District Court orders, which together with the Settlement Agreement, settles and ends the ongoing disputes and litigation between Blast and Alberta. This settlement has no bearing on the Applied Fluid Jetting technology the Company is continuing to develop as described above in “Business Operations”.

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

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment:

	For the Year Ended December 31,
	2009	2008
Revenues:
Satellite Communications	$310,908	$396,012
Down-hole Solutions	20,000	36,000
Total Revenue	$330,908	$432,012

Cost of Goods Sold:
Satellite Communications	$280,268	$404,151
Down-hole Solutions	385,255	278,844
Corporate	1,186,281	1,962,272
Total Costs	$1,851,804	$2,645,267

Operating profit (loss):
Satellite Communications	$30,640	$(8,139)
Down-hole Solutions	(365,255)	(242,844)
Corporate	(1,186,281)	(1,962,272)
Total Loss	$(1,520,896)	$(2,213,255)

Blast’s fixed assets at December 31, 2009 were as follows:

2009
Satellite Communications	$ -
Down-hole Solutions	1,100,409
Corporate	1,550
$ 1,101,959

All of Blast‘s long-term assets are attributable to North America.

NOTE 15 – DISCONTINUED OPERATIONS

There are no assets or liabilities associated with discontinued operations for the years ended December 31, 2009 and 2008.

Net income from the discontinuance of drilling operations for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Revenues	$-	$-

Operating Expenses:
Cost of sales	-	(43,403)
Selling, general and administrative	-	365,355
Depreciation and amortization	-	-
Total operating expenses	-	(321,952)

Loss from discontinued operations	-	(321,952)

Other income (expense)
Other income	-	9,620,291
Other (expense)	-	(1,005)
Interest income	-	66
Interest expense	-	(1,048)
Loss on sale of equipment	-	-
Total other income	-	9,618,304

Net income from discontinued operations	$-	$9,296,352

The net income from discontinued operations is primarily due to the lack of activity from discontinued operations, the debt forgiveness from the Hallwood settlement and other income recognized from the lawsuit settlements with Hallwood and Quicksilver during 2008.

NOTE 16 – OTHER SUBSEQUENT EVENTS

Alberta Energy Partners
During the course of Blast Energy Services, Inc.’s (“Blast’s”) Chapter 11 bankruptcy proceedings in 2007 and 2008, Alberta Energy Partners (“Alberta”) took a number of legal actions adverse to Blast. Alberta filed a motion to deem rejected the 2005 Technology Purchase Agreement (the “Purchase Agreement”) between Alberta and Blast. That motion was denied, and Alberta appealed the bankruptcy court’s ruling. Additionally, Alberta objected to the confirmation of Blast’s plan of reorganization. That objection was overruled by the bankruptcy court, and Alberta appealed. The appeal was dismissed by the United District Court for the Southern District of Texas (the “District Court”) as moot (together with the prior denial of Alberta’s motions, the “Dismissal Orders”); however, Alberta filed a motion for reconsideration and rehearing of the District Court’s order.

On September 1, 2009, oral arguments on that matter were heard by the United States District Court of Appeals for the Fifth Circuit (the “Fifth Circuit”).  On January 21, 2010, Blast was informed that the Fifth Circuit reversed the decision of the District Court, vacated the Dismissal Orders and remanded the matters to the District Court for further consideration.

Rather than enter into costly and lengthy hearings on this matter, Blast, Alberta and certain related parties of Alberta have instead entered into a Settlement Agreement to end the legal dispute with an effective date of February 1, 2010. Under the terms of the Settlement Agreement, the 50% of the Jetting Technology owned by Blast that was sold to Blast pursuant to the Purchase Agreement was transferred and assigned back to Alberta. In consideration of the assignment provided for above, Alberta and the related parties of Alberta agreed to release Blast, its present and former officers, directors, employees, attorneys and agents of and from any and all commitments, actions, debts, claims, counterclaims, suits, causes of action, damages, demands, liabilities, obligations, costs, expenses, and compensation of every kind and nature whatsoever. All personal property (whether machinery, equipment or of any other type) that Blast developed and paid for in connection with the Purchase Agreement shall also remain the property of Blast as a result of the Settlement Agreement, including, but not limited to, the coiled tubing rig and all parts, machinery and equipment associated with the operation and/or maintenance of such rig.

Upon the execution of the Settlement Agreement, Alberta agreed to file with the District Court a motion to dismiss with prejudice its appeal of the prior District Court orders, which together with the Settlement Agreement, settles and ends the ongoing disputes and litigation between Blast and Alberta.

Patent for AFJ process
In February 2009, we filed a provisional patent (application number 61/152,885) relating to the process and unique equipment related to our applied fluid jetting process.  In February 2010, the final patent application was submitted. This filing preserves Blast’s and John Adam’s exclusive use of this proprietary process.

Stock Issued In Payment of Consulting Services
In February 2010 Blast issued 89,334 shares of common stock toward payment of invoices for nitrogen rejection technology due diligence consulting services provided from October 2008 through February 2009 by Hunter Project Management, Inc. The consulting contract called for the consultant to receive half its pay in cash and half in common shares. Cash payments were made at the time the invoices were received, but for security reasons, the stock issuance for the remainder amount owed of $14,800 was delayed until the consultant returned to the U.S. from an extended assignment in Moscow on behalf of another client.

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through March 30, 2010 and there are no other material subsequent events to report.