Form 10-Q
period 2010-03-31
BLAST ENERGY SERVICES, INC.
filed 2010-05-17
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

 Yes   ☒ No   ☐

As of May 17, 2010, 61,909,238 shares of the registrant’s common stock, $.001 par value per share, were outstanding, including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Blast Energy Services, Inc.

For the Three Months Ended March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash	$108,200	$261,164
Accounts receivable, net	65,035	58,281
Other assets	84,012	37,485
Current portion of long-term receivable	1,440,000	1,440,000
Total Current Assets	1,697,247	1,796,930

Equipment, net of accumulated depreciation of $226,195 and $190,327	1,066,091	1,101,959
Long-term accounts receivable	1,440,000	1,440,000
Total Assets	$4,203,338	$4,338,889

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$114,229	$73,846
Accrued expenses	319,727	295,772
Accrued expense – related party	188,309	165,797
Deferred revenue	1,900	1,890
Notes payable – other	52,994	3,794
Notes payable – related party	1,120,000	-
Total Current Liabilities	1,797,159	541,099

Long Term Liabilities:
Notes payable – related party	-	1,120,000
Notes payable – long term portion	14,590	15,588
Total Liabilities	1,811,749	1,676,687

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; 6,000,000 shares issued and outstanding	6,000	6,000
Common stock, $.001 par value, 180,000,000 shares authorized; 61,909,238 and 61,819,904 shares issued and outstanding	61,909	61,820
Additional paid-in capital	75,154,322	75,136,853
Accumulated deficit	(72,830,642)	(72,542,471)
Total Stockholders’ Equity	2,391,589	2,662,202

Total Liabilities and Stockholders’ Equity	$4,203,338	$4,338,889

See accompanying notes to unaudited consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

	2010	2009

Revenue:	$84,402	$118,013

Operating Expenses:
Cost of sales	105,744	188,711
Selling, general and administrative	207,753	359,210
Depreciation and amortization	35,868	32,015
Loss on disposal of equipment	-	3,885
Total operating expenses	349,365	583,821

Operating Loss	(264,963)	(465,808)

Other income (expense):
Interest income	17	101
Interest expense	(23,225)	(23,034)
Net loss	$(288,171)	$(488,741)

Preferred dividends	59,178	59,178
Net loss attributable to common shareholders	$(347,349)	$(547,919)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	61,827,959	60,528,306

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net loss	$(288,171)	$(488,741)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,868	32,015
Option and warrant expense	2,758	8,254
Loss on disposition of equipment	-	3,885
Changes in:
Accounts receivable	(6,754)	27,977
Other current assets	14,506	(16,940)
Accounts payable	40,383	71,230
Accrued expenses	38,754	18,311
Accrued expenses – related party	22,512	-
Deferred revenue	10	(878)
Net Cash Used In Operating Activities	(140,134)	(344,887)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	-	5,000
Cash paid for purchase of fixed assets	-	(77,520)
Cash paid for construction of equipment	-	(10,511)
Net Cash Used In Investing Activities	-	(83,031)

Cash Flows From Financing Activities:
Payments on short term debt	(12,830)	-
Net Cash Used In Financing Activities	(12,830)	-

Net change in cash	(152,964)	(427,918)
Cash at beginning of period	261,164	731,631

Cash at end of period	$108,200	$303,713

Cash paid for:
Interest	$342	$521
Income taxes	-	-

Non-Cash Transactions:
Cashless exercise of warrants	-	1,350
Prepaid insurance financed with note payable	61,031	67,088
Common stock issued for accrued liabilities	14,800	-

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Blast Energy Services, Inc. (“Blast” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Blast’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K, have been omitted.

Blast’s consolidated financial statements include the accounts of Blast and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2010 and December 31, 2009, Blast has determined that no allowance for doubtful accounts is required.

Earnings or Loss Per Share.  Basic earnings per share equals net earnings or loss divided by weighted average shares outstanding during the year.  Diluted earnings per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the three month periods ended March 31, 2010 and 2009, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares and would be anti-dilutive.

New Accounting Pronouncements. We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.

NOTE 2 – GOING CONCERN

Blast incurred a net loss of approximately $288,000 for the three months ended March 31, 2010 and has an accumulated deficit of approximately $72.8 million.  The cash balance of approximately $108,000 as of March 31, 2010 is not sufficient to fund the Company’s operations for the next twelve months. These conditions raise substantial doubt as to Blast’s ability to continue as a going concern. Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments, as well as obtain financing from third parties. The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.

NOTE 3 - EQUIPMENT

Equipment consists of the following:

Description	Life	March 31, 2010	December 31, 2009
Computer equipment	3 years	$ 22,313	$ 22,313
Tractor/Trucks	4 years	98,974	98,974
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	1,166,215	1,166,215
		1,292,286	1,292,286

Less: accumulated depreciation		(226,195)	(190,327)
		$ 1,066,091	$ 1,101,959

During the year ended December 31, 2009, the carrying value of equipment of $50,479 representing a new potential product in our Satellite Division, the Intelligent Petro-Service Module, was fully impaired.  Blast determined that future development of this product is uncertain due to a legal dispute between the software development subcontractor and another party.  As a consequence of this uncertainty, recovery of this investment is not likely.

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

NOTE 5 – NOTES PAYABLE – RELATED PARTY

In February 2008, the Bankruptcy Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”). A pre-Plan secured $1.12 million note with Berg McAfee Companies, a major shareholder of Blast, was extended for an additional three years from the Plan effective date of February 27, 2008.  The note bears interest at 8% and contains a lender option for the principal and interest to be convertible into Company stock at the rate of one share for each $0.20 of the note outstanding.  Blast had accrued interest payable under this note (reflected as Accrued expenses – related party in the accompanying balance sheet) of $188,309 and $165,797 at March 31, 2010 and December 31, 2009 respectively.

NOTE 6 – PREFERRED STOCK – RELATED PARTIES

Series A Convertible Preferred Stock

In January 2008, Blast sold the rights to an aggregate of two million units, each consisting of four shares of Series A Convertible Preferred Stock, and one three year warrant to purchase one share of common stock with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4 million or $2.00 per Unit, to Clyde Berg and to McAfee Capital LLC, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units.  The proceeds from the sale of the Units were used to satisfy creditor claims of approximately $2.4 million under the terms of our Second Amended Plan of Reorganization allowing Blast to emerge from Chapter 11 bankruptcy, and provided working capital of $1.6 million.

The Series A Preferred Stock (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to pay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to pay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with Blast’s litigation proceedings with Hallwood and Quicksilver (as defined below) in excess of $4 million, Blast is required to pay outstanding dividends within thirty (30) days in cash or stock at the holder’s option.  If the dividends are not paid within thirty (30) days of the date the Cash Settlement is received, a “Dividend Default” occurs.

The Preferred Stock and any accrued and unpaid dividends, have optional conversion rights into shares of Blast’s common stock at a conversion price of $0.50 per share. The Preferred Stock automatically converts if Blast’s common stock trades for a period of more than twenty (20) consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.  Six million preferred shares remain outstanding at March 31, 2010.

As of March 31, 2010, the aggregate and per share arrearages on the outstanding Preferred Stock were $552,329 and $0.09, respectively.

NOTE 7 – COMMON STOCK

In February 2010, 89,334 shares of Blast’s common stock were issued to a consultant in consideration for their services and were valued at $14,800, based upon the price of Blast’s common stock at the time the services were rendered.

NOTE 8 – OPTIONS AND WARRANTS

Share-based Compensation:

 The 2009 Stock Incentive Plan (the “Incentive Plan”) authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan, to the Company’s employees, officers, directors and consultants.  A total of 5,000,000 options are authorized to be issued under the Incentive Plan.  As of March 31, 2010, no shares have been granted under this plan.

The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment". During the three month period ended March 31, 2010, the Company recognized share-based compensation expense of $2,758. The remaining amount of unamortized options expense at March 31, 2010 is $11,188.  The intrinsic value of outstanding as well as exercisable options at March 31, 2010 was -0-.

Activity in options during the three month period ended March 31, 2010 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2010	2,970,292	$ 0.60
Granted	-	-
Exercised	-	-
Forfeited and cancelled	355,500	0.61

Outstanding at March 31, 2010	2,614,792	$ 0.61	5.2

Exercisable at March 31, 2010	2,552,292	$ 0.62	5.2

Activity in warrants during the three months ended March 31, 2010 and related balances outstanding as of that date are reflected below. There were 12,245,089 warrants outstanding at March 31, 2010. The intrinsic value of the exercisable warrants at March 31, 2010 was $124,407.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2010	12,245,089	$ 0.84
Granted	-	-
Exercised	-	-
Forfeited and cancelled	-	-

Outstanding at March 31, 2010	12,245,089	$ 0.84	2.9

Exercisable at March 31, 2010	12,245,089	$ 0.84	2.9

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

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million of which $6 million has been received to date. The remaining amounts due from Quicksilver are (i) $2 million payable on or before the second anniversary date of the execution of the settlement; and (ii) $2 million payable on or before the third anniversary date of the execution of the settlement.   In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within ten days after written notice, then all of the remaining payments immediately become due and payable. The remaining amounts due from Quicksilver are shown as a current and long-term receivable in the balance sheet, net of contingent legal fees.

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

Upon the execution of the Settlement Agreement, Alberta agreed to file with the District Court a motion to dismiss with prejudice its appeal of the prior District Court orders, which together with the Settlement Agreement, settles and ends the ongoing disputes and litigation between Blast and Alberta. This settlement has no bearing on the Applied Fluid Jetting technology the Company is continuing to develop.

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

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Satellite Communications	$ 84,402	$ 98,013
Down-hole Solutions	-	20,000

Total Revenue	$ 84,402	$ 118,013

Costs of Goods Sold:
Satellite Communications	$ 77,619	$ 88,995
Down-hole Solutions	28,125	99,716
Corporate	243,621	395,110

Total Costs of Goods Sold	$ 349,365	$ 583,821

Operating profit (loss):
Satellite Communications	$ 6,783	$ 9,018
Down-hole Solutions	(28,125)	(79,716)
Corporate	(243,621)	(395,110)

Operating Loss	$ (264,963)	$ (465,808)

NOTE 11 – SUBSEQUENT EVENTS

Letter of Intent to Acquire Oil and Gas Properties
On April 26, 2010, Blast Energy Services, Inc. (“Blast”) entered into a letter of intent with Sun Resources Texas, Inc., a privately-held company based in Longview, Texas (“Sun”), to acquire Sun’s oil and gas interests in the Sugar Valley Field located in Matagorda County, Texas (the “Field”).

Under the terms proposed in the letter of intent, Blast will pay $1.2 million in cash and stock (as described below) for Sun’s approximately 66% working interest in three wells on the Field currently producing a total of approximately 40 gross barrels per day from the Gravier Sand formation, with an estimate of more than 30,000 barrels of recoverable reserves net to the interest to be acquired by Blast, and approximately a 75% working interest in non-producing recoverable reserves estimated on the Field at over 78,000 barrels net to the interest to be acquired by Blast.

This transaction also contemplates the drilling of a development well to access the non-producing reserves commencing in November 2010.  The gross drilling and completion cost of this well is expected to be approximately $900,000.  In addition, Blast contemplates drilling a water disposal well on the Field with a gross cost of $200,000 to reduce the operating costs of the producing wells.

Terms of the transaction as provided in the letter of intent include the issuance of a note payable to Sun in the amount of $400,000, which will be payable in cash on or before October 8, 2010 and the issuance of restricted common shares of Blast with an equivalent value of $800,000 at the closing of the transaction.

Additionally, since Sun is the operator of the wells, Blast expects to retain key employees of Sun through service agreements following the closing.

Following due diligence and the negotiation of a definitive agreement, the transaction is expected to close in September 2010, funding permitting, and subject to the approval of the Board of Directors of both companies and Sun’s shareholders.  Blast intends to pay Sun in connection with the transaction with funds received from the $2 million payable to Blast in September 2010 from Quicksilver in connection with the Compromise Settlement and Release Agreement entered into with Quicksilver in September 2008, as described above in Note 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

 Forward-Looking Statements

 Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other SEC filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of our financial condition is as of March 31, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

 Business Overview

Unless otherwise indicated, we use “Blast,” “the Company,” “we,” “our” and “us” in this quarterly report to refer to the businesses of Blast Energy Services, Inc. and its wholly-owned subsidiaries, Eagle Domestic Drilling Operations LLC and Blast AFJ, Inc.

Blast is an emerging technology company in the energy sector and strives to assist oil and gas companies in producing more economically. We seek to provide quality services to the energy industry through our two divisions (i) Satellite Communications services and (ii) Down-hole Solutions, such as our Applied Fluid Jetting (“AFJ”)  technology. Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Blast licensed and owned technologies. Our strategy is to grow our businesses by maximizing revenues from the communications and down-hole segments and controlling costs while analyzing potential acquisitions and new technology opportunities in the energy service sector.  Additionally, Blast is considering the potential impact from applying our down-hole solutions business toward oil and gas assets that we own, thus exploiting the assets for our own benefit rather than for a third-party customer. To this end, we have begun exploring the opportunity to purchase oil and gas producing properties.

Other Opportunities

During the next twelve months, the Company plans to attempt to expand its Satellite Communications Services and Down-hole Solutions businesses and possibly acquire oil and gas assets. Blast may choose to raise funds through the sale of debt and/or equity in order to expand its current lateral jetting rig fleet and/or to support its operations. The sale of additional equity securities, if undertaken by Blast and if accomplished, may result in dilution to our shareholders. Blast cannot assure you, however, that future financing will be available in amounts or on terms acceptable to Blast, or at all.

Management Changes

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

Critical Accounting Policies

General

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

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of FASB ASC 718 which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We estimated volatility by considering historical stock volatility. We have opted to use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term.

Results of Operations and Financial Condition

All dollar amounts discussed in “Item 2” are rounded to the nearest $1,000, or for larger numbers, to the nearest tenth of a million dollars.  Please consult the financial statements in “Item 1” for exact dollar amounts.

Comparison of the Three Months Ended March 31, 2010 with the Three Months Ended March 31, 2009

Satellite Communications. Satellite Communications Services’ revenues decreased by $14,000 or 14% to $84,000 for the three months ended March 31, 2010 compared to $98,000 for the three months ended March 31, 2009. The operating margin from Satellite Communications Services decreased by $2,000 to an operating profit of $7,000 for the three months ended March 31, 2010 compared to $9,000 for the three months ended March 31, 2009. Lower market prices for natural gas has resulted in our customers reducing the number of active drilling rigs they employ as compared to the similar period in 2009, and thereby reducing the demand for our satellite communications services. As a result, revenues and margin are lower for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Down-hole Solutions. Down-hole Solutions’ revenues were $-0- for the three months ended March 31, 2010 compared to $20,000 for the three months ended March 31, 2009. The loss from Down-Hole Solutions decreased by $52,000 to $28,000 for the three months ended March 31, 2010 compared to a loss of $80,000 for the three months ended March 31, 2009. This decrease was due to the temporary suspension of field testing of this technology after unsuccessfully attempting to drill laterals on several wells.

Depreciation and Amortization. Depreciation and amortization expense increased by $4,000 or 12% to $36,000 for the three months ended March 31, 2010 compared to $32,000 for the three months ended March 31, 2009.  This increase is primarily related to the depreciation of trucks put in service in the first and second quarters of 2009.

 Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses decreased by $151,000 to $208,000 for the three months ended March 31, 2010 compared to $359,000 for the three months ended March 31, 2009.

	For the Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2010	2009
Payroll and related costs	$ 47	$ 115	$ (68)
Option and warrant expense	3	8	(5)
Legal fees	36	10	26
External services	77	156	(79)
Insurance	32	29	3
Travel & entertainment	4	18	(14)
Office rent, communications, misc.	9	23	(14)
	$ 208	$ 359	$ (151)

Significantly lower administrative costs were primarily a result of reduced payroll costs associated with the furlough and reduction of salary of executive management in 2009 and a reduction in the use of outside consultants. These reductions were partially offset by an increase in legal fees related to the Applied Fluid Jetting (“AFJ”) patent application that was filed during the three month period ending March 31, 2010.  In February 2009, we filed a provisional patent (application number 61/152,885) relating to the process and unique equipment related to our applied fluid jetting process.  In February 2010, the final patent application was submitted. This filing, if granted, preserves Blast’s and John Adam’s, the inventor’s, exclusive use of this proprietary process.

Interest Expense. Interest expense was $23,000 for the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010 and 2009, interest expense included accrued interest on the $1.1 million related party note related to the fabrication of the AFJ rig.

Net Loss. Net loss decreased by $201,000 or 41% to a net loss of $288,000 for the three months ended March 31, 2010 compared to a net loss of $489,000 for the three months ended March 31, 2009.  This decrease is primarily due to lower administrative costs as described above.

Liquidity and Capital Resources

We have no current commitment from our officers and directors or any of our shareholders to supplement our operations or provide us with financing in the future. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all. As of March 31, 2010, we had cash of approximately $108,000.

Blast had total current assets of $1.7 million as of March 31, 2010, including the cash balance of $108,000, compared to total current assets of $1.8 million as of December 31, 2009, including a cash balance of $261,000.

Blast had total assets as of March 31, 2010 of $4.2 million compared to total assets of $4.3 million as of  December 31, 2009.

Blast had total liabilities of $1.8 million as of March 31, 2010, including current liabilities of $1.8 million compared to total liabilities of $1.7 million as of December 31, 2009, including current liabilities of $541,000.

Blast had negative net working capital of $100,000 and total stockholders’ equity of $2.4 million as of March 31, 2010 compared to net working capital of $1.3 million and total stockholders’ equity of $2.7 million as of December 31, 2009. The reduction in equity is related to the net loss of $288,000 for the three months ended March 31, 2010.

A secured $1.12 million note with Berg McAfee Companies, LLC remains outstanding as of March 31, 2010.  The note, which was extended for an additional three years from the effective date of the Plan (February 27, 2008), bears interest at eight-percent (8%) per annum, and contains an option to be convertible into shares of the Company’s common stock at the rate of one share of common stock for each $0.20 of the note outstanding.

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

Cash Flows From Operating Activities. Blast had net cash used in operating activities of approximately $140,000 for the three months ended March 31, 2010 which was mainly due to $288,000 of loss from continuing operations, partially offset by an increase in accrued expenses of $39,000, an increase in accounts payable of $40,000, an increase in accrued expenses-related party of $23,000 and $36,000 of depreciation and amortization.

Cash Flows from Financing Activities. Blast had net cash used in financing activities of $13,000 for the three months ended March 31, 2010, primarily related to payments on short-term debt.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2010, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended  December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

PART II

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

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million of which $6 million has been received to date. The remaining amounts due from Quicksilver are (i) $2 million payable on or before the second anniversary date of the execution of the settlement; and (ii) $2 million payable on or before the third anniversary date of the execution of the settlement.   In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within ten days after written notice, then all of the remaining payments immediately become due and payable. The remaining amounts due from Quicksilver are shown as a current and long-term receivable in the balance sheet, net of contingent legal fees.

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

Upon the execution of the Settlement Agreement, Alberta agreed to file with the District Court a motion to dismiss with prejudice its appeal of the prior District Court orders, which together with the Settlement Agreement, settles and ends the ongoing disputes and litigation between Blast and Alberta. This settlement has no bearing on the Applied Fluid Jetting technology the Company is continuing to develop.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2009, filed with the Commission on March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, Blast issued 89,334 shares of common stock in consideration for payment of invoices for nitrogen rejection technology due diligence consulting services provided from October 2008 through February 2009 by Hunter Project Management, Inc. The consulting contract called for the consultant to receive half of its pay in cash and half in common shares. Cash payments were made at the time the invoices were received, but for security reasons, the stock issuance for the remainder amount owed of $14,800 was delayed until the consultant returned to the U.S. from an extended assignment in Moscow on behalf of another client.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

Exhibit 10.1(1)	Letter of Intent with Sun Resources Texas, Inc.

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Accounting Officer pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith
(1) Filed as an exhibit to our Report on Form 8-K, filed with the Commission on May 3, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

Date: May 17, 2010	By:	/s/ Michael L. Peterson
Michael L. Peterson
Interim President and CEO
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ John MacDonald
John MacDonald
Chief Financial Officer
(Principal Accounting Officer)