Form 10-Q
period 2010-06-30
BLAST ENERGY SERVICES, INC.
filed 2010-08-16
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

 Yes   ☒ No   ☐

As of August 16, 2010, 61,909,238 shares of the registrant’s common stock, $.001 par value per share, were outstanding, including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Blast Energy Services, Inc.

For the Three and Six Months Ended June 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash	$22,638	$261,164
Accounts receivable, net	61,421	58,281
Other assets	84,411	37,485
Current portion of long-term receivable	1,440,000	1,440,000
Total Current Assets	1,608,470	1,796,930

Equipment, net of accumulated depreciation of $262,063 and $190,327	1,030,223	1,101,959
Long-term accounts receivable	1,440,000	1,440,000

Total Assets	$4,078,693	$4,338,889

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$123,842	$73,846
Accrued expenses	357,014	295,772
Accrued expenses – related party	210,821	165,797
Deferred revenue	6,014	1,890
Notes payable – other	55,268	3,794
Notes payable – related party	1,120,000	-
Total Current Liabilities	1,872,959	541,099

Long Term Liabilities:
Notes payable – related party	-	1,120,000
Notes payable – long-term portion	13,571	15,588
Total Liabilities	1,886,530	1,676,687

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; 6,000,000 and 6,000,000 shares issued and outstanding	6,000	6,000
Common stock, $.001 par value, 180,000,000 shares authorized; 61,909,238 and 61,819,904 shares issued and outstanding	61,909	61,820
Additional paid-in capital	75,157,080	75,136,853
Accumulated deficit	(73,032,826)	(72,542,471)
Total Stockholders’ Equity	2,192,163	2,662,202

Total Liabilities and Stockholders’ Equity	$4,078,693	$4,338,889

See accompanying notes to unaudited consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:	$69,623	$84,319	$154,025	$202,332

Operating expenses:
Cost of sales	84,250	269,079	189,994	457,790
Selling, general and administrative expense	130,430	339,155	338,183	698,365
Depreciation and amortization	35,868	35,675	71,736	67,690
Bad debt expense	-	10,778	-	10,778
Loss on disposal of equipment	-	-	-	3,885
Total operating expenses	250,548	654,687	599,913	1,238,508

Operating loss	(180,925)	(570,368)	(445,888)	(1,036,176)

Other income (expense):
Other income	2,073	-	2,073	-
Interest income	-	30	17	131
Interest expense	(23,332)	(23,344)	(46,557)	(46,378)
Net loss	$(202,184)	$(593,682)	$(490,355)	$(1,082,423)

Preferred dividends	59,178	59,836	119,014	119,014
Net loss attributable to common shareholders	$(261,362)	$(653,518)	$(609,369)	$(1,201,437)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	61,909,238	61,782,404	61,881,105	61,245,387

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(490,355)	$(1,082,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,736	67,690
Bad debt expense	-	10,778
Option and warrant expense	5,516	9,300
Loss on disposition of equipment	-	3,885
Changes in:
Accounts receivable	(3,140)	30,130
Other current assets	22,809	16,949
Accounts payable	49,996	160,607
Accrued expenses	76,042	175,770
Accrued expenses – related party	45,024	-
Deferred revenue	4,124	(1,064)
Net Cash Used In Operating Activities	(218,248)	(608,378)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	-	5,000
Cash paid for purchase of fixed assets	-	(77,520)
Cash paid for construction of equipment	-	(10,511)
Net Cash Used In Investing Activities	-	(83,031)

Cash Flows From Financing Activities:
Payments on short term debt	(20,278)	(13,147)
Net Cash Used In Financing Activities	(20,278)	(13,147)

Net change in cash	(238,526)	(704,556)
Cash at beginning of period	261,164	731,631
Cash at end of period	$22,638	$27,075

Cash paid for:
Interest	$1,533	$970
Income taxes	-	-

Non-Cash Transactions:
Cashless exercise of warrants	-	1,350
Prepaid insurance financed with note payable	69,735	111,059
Property financed with note payable	-	21,455
Common stock issued for accrued liabilities	14,800	-

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

Fair Value of Financial Instruments.  The carrying amount of Blast’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term nature of those financial instruments. The fair value of related party transactions is not determinable due to their related party nature.

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

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2010 and December 31, 2009, Blast has determined that no allowance for doubtful accounts is required.

Earnings or Loss Per Share.  Basic earnings per share equal net earnings or loss divided by weighted average shares outstanding during the period.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the three and six month periods ended June 30, 2010 and 2009 and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

New Accounting Pronouncements. We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.  We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

NOTE 2 – GOING CONCERN

Blast incurred a net loss of approximately $490,000 for the six months ended June 30, 2010 and has an accumulated deficit of approximately $73 million.  The cash balance of approximately $23,000 as of June 30, 2010 is not sufficient to fund the Company’s operations for the next twelve months. These conditions raise substantial doubt as to Blast’s ability to continue as a going concern. Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments, as well as obtain financing from third parties. The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.

NOTE 3 - EQUIPMENT

Equipment consists of the following:

Description	Life	June 30, 2010	December 31, 2009
Computer equipment	3 years	$ 22,313	$ 22,313
Tractor/Trucks	4 years	98,974	98,974
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	1,166,215	1,166,215
		1,292,286	1,292,286

Less: accumulated depreciation		(262,063)	(190,327)
		$ 1,030,223	$ 1,101,959

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Management Furlough

On June 12, 2009, the Company’s board of directors implemented cost cutting measures to reduce overhead costs and conserve cash, including partial and full furloughs of management and staff with reduced or no pay, respectively.   As such, John O’Keefe, our then President and CEO, was furloughed without pay, effective June 15, 2009.  John MacDonald, CFO and Corporate Secretary, and Andrew Wilson, V.P. of Business Development (a non-executive position) were reduced to half pay until such time as funds are available to return to full pay. The Blast board of directors has appointed Michael L. Peterson, a current member of the board, to serve as interim President and CEO in the absence of Mr. O’Keefe. If Mr. O’Keefe is not retained after the furlough period, the Company will recognize a $100,000 employment severance liability under the terms of Mr. O’Keefe’s employment contract.

Letter of Intent to Acquire Oil and Gas Properties

On April 26, 2010, Blast Energy Services, Inc. (“Blast”) entered into a letter of intent with Sun Resources Texas, Inc., a privately-held company based in Longview, Texas (“Sun”), to acquire Sun’s oil and gas interests in the Sugar Valley Field located in Matagorda County, Texas (the “Field”).

Under the terms proposed in the letter of intent, Blast will pay $1.2 million in cash and common stock (as described below) for Sun’s approximately 66% working interest in three wells on the Field currently producing a total of approximately 40 gross barrels of oil per day from the Gravier Sand formation, with an estimate of more than 30,000 barrels of recoverable reserves net to the interest to be acquired by Blast, and approximately a 75% working interest in non-producing recoverable reserves estimated on the Field at over 78,000 barrels net to the interest to be acquired by Blast.

Following due diligence and the negotiation of a definitive agreement, the transaction is expected to close in September 2010, funding permitting, and subject to the approval of the Board of Directors of both companies and Sun’s shareholders.  There is no assurance that the transaction will be completed on these terms, if at all.

Blast intends to pay Sun in connection with the transaction with funds received from the $1.44 million (net of associated legal fees) payable to Blast in September 2010 from Quicksilver in connection with the Compromise Settlement and Release Agreement entered into with Quicksilver in September 2008, as described in Note 9.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

In February 2008, the Bankruptcy Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”). The maturity date of a pre-Plan, secured $1.12 million note with Berg McAfee Companies, a major shareholder of Blast, was extended for an additional three years from the Plan effective date to February 27, 2011.  The note bears interest at 8% and contains a lender option for the principal and interest to be convertible into Company stock at the rate of one share for each $0.20 of the note outstanding.  Blast had accrued interest payable under this note (reflected as Accrued expenses – related party in the accompanying balance sheet) of $210,821 and $165,797 at June 30, 2010 and December 31, 2009, respectively.

NOTE 6 – PREFERRED STOCK – RELATED PARTIES

Series A Convertible Preferred Stock

In January 2008, Blast sold the rights to an aggregate of two million units, each consisting of four shares of Series A Convertible Preferred Stock, and one three year warrant to purchase one share of common stock with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4 million or $2.00 per Unit, to Clyde Berg and to McAfee Capital LLC, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units.  The proceeds from the sale of the Units were used to satisfy creditor claims of approximately $2.4 million under the terms of our Second Amended Plan of Reorganization, allowing Blast to emerge from Chapter 11 bankruptcy, and provided working capital of $1.6 million.

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

The Preferred Stock, and any accrued and unpaid dividends, have optional conversion rights into shares of Blast’s common stock at a conversion price of $0.50 per share. The Preferred Stock automatically converts if Blast’s common stock trades for a period of more than twenty (20) consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.  Six million preferred shares remain outstanding at June 30, 2010.

As of June 30, 2010, the aggregate and per share arrearages on the outstanding Preferred Stock were $612,165 and $0.10, respectively.

NOTE 7 – COMMON STOCK

In February 2010, 89,334 shares of Blast’s common stock were issued to a consultant in consideration for their services and were valued at $14,800, based upon the price of Blast’s common stock at the time the services were rendered.

In March 2009, the Company issued 1,350,000 shares to Laurus Master Fund Ltd. (“Laurus”) pursuant to Laurus’s cashless exercise of 1,508,824 common stock purchase warrants.

NOTE 8 – OPTIONS AND WARRANTS
Share-based Compensation:

 The 2009 Stock Incentive Plan (the “Incentive Plan”) authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan, to the Company’s employees, officers, directors and consultants.  A total of 5,000,000 options are authorized to be issued under the Incentive Plan.  As of June 30, 2010, no shares have been granted under this plan.

During the six month period ended June 30, 2010, the Company recognized share-based compensation expense of $5,516. The remaining amount of unamortized options expense at June 30, 2010 is $8,430.  The intrinsic value of outstanding as well as exercisable options at June 30, 2010 was -0-.

Activity in options during the six month period ended June 30, 2010 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2010	2,970,292	$ 0.60
Granted	-	-
Exercised	-	-
Forfeited and cancelled	355,500	0.61

Outstanding at June 30, 2010	2,614,792	$ 0.61	4.7

Exercisable at June 30, 2010	2,556,459	$ 0.62	4.7

Activity in warrants during the six months ended June 30, 2010 and related balances outstanding as of that date are reflected below. There were 12,245,089 warrants outstanding at June 30, 2010. The intrinsic value of the exercisable warrants at June 30, 2010 was $77,754.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2010	12,245,089	$ 0.84
Granted	-	-
Exercised	-	-
Forfeited and cancelled	-	-

Outstanding at June 30, 2010	12,245,089	$ 0.84	2.6

Exercisable at June 30, 2010	12,245,089	$ 0.84	2.6

NOTE 9 – LITIGATION

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million of which $6 million has been received to date. The remaining amounts due from Quicksilver are (i) $2 million ($1.44 million net of associated legal fees) payable on or before September 2010, the second anniversary date of the execution of the settlement; and (ii) $2 million ($1.44 million net of associated legal fees) payable on or before September 2010, the third anniversary date of the execution of the settlement.   In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within ten days after written notice, then all of the remaining payments immediately become due and payable. The remaining amounts due from Quicksilver are shown as a current and long-term receivable in the balance sheet, net of contingent legal fees.

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

Rather than enter into costly and lengthy hearings on this matter, Blast, Alberta and certain related parties of Alberta instead entered into a Settlement Agreement with an effective date of February 1, 2010, to end the legal dispute. Under the terms of the Settlement Agreement, the 50% of the Abrasive Fluid Jetting Technology owned by Blast that was sold to Blast pursuant to the Purchase Agreement was transferred and assigned back to Alberta. In consideration of the assignment provided for above, Alberta and the related parties of Alberta agreed to release Blast, its present and former officers, directors, employees, attorneys and agents of and from any and all commitments, actions, debts, claims, counterclaims, suits, causes of action, damages, demands, liabilities, obligations, costs, expenses, and compensation of every kind and nature whatsoever. All personal property (whether machinery, equipment or of any other type) that Blast developed and paid for in connection with the Purchase Agreement remained the property of Blast as a result of the Settlement Agreement, including, but not limited to, the coiled tubing rig and all parts, machinery and equipment associated with the operation and/or maintenance of such rig.

Upon the execution of the Settlement Agreement, Alberta filed with the District Court a motion to dismiss with prejudice its appeal of the prior District Court orders, which together with the Settlement Agreement, settles and ends the ongoing disputes and litigation between Blast and Alberta. This settlement has no bearing on the Applied Fluid Jetting technology the Company is continuing to develop.

General
Other than the aforementioned matters, Blast is not aware of any other pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder, as well as any entity owned by any officer, director and control shareholder, over the last five years.

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

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Satellite Communications	$ 69,623	$ 84,319	$ 154,025	$ 182,332
Down-hole Solutions	-	-	-	20,000
Total Revenue	$ 69,623	$ 84,319	$ 154,025	$ 202,332

Costs of Goods Sold:
Satellite Communications	$ 62,487	$ 74,370	$140,106	$ 163,365
Down-hole Solutions	21,763	194,709	49,888	294,425
Corporate	166,298	385,608	409,919	780,718
Total Costs of Goods Sold	$ 250,548	$ 654,687	$ 599,913	$ 1,238,508

Operating profit (loss):
Satellite Communications	$ 7,136	$ 9,949	$ 13,919	$ 18,967
Down-hole Solutions	(21,763)	(194,709)	(49,888)	(274,425)
Corporate	(166,298)	(385,608)	(409,919)	(780,718)
Operating Loss	$ (180,925)	$ (570,368)	$ (445,888)	$ (1,036,176)

NOTE 11 – SUBSEQUENT EVENTS

In July 2010, Blast sold a surplus service vehicle for $45,000 in cash and also received approximately $23,000 in cash resulting from a refund related to the cancellation of workers compensation insurance policies from 2009.  This receivable amount is recorded as an other asset in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

 Forward-Looking Statements

 Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other SEC filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of our financial condition is as of June 30, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

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

Other Opportunities

During the next twelve months, the Company plans to acquire oil and gas assets and may explore the sale of the satellite business. Blast may choose to raise funds through the sale of debt and/or equity in order to support its operations. The sale of additional equity securities, if undertaken by Blast, and if accomplished, may result in dilution to our shareholders. Blast cannot assure you, however, that future financing will be available in amounts or on terms acceptable to Blast, or at all.

Management Changes

On June 12, 2009, the Company’s board of directors implemented cost cutting measures to reduce overhead costs and conserve cash, including partial and full furloughs of management and staff with reduced or no pay, respectively.   As such, John O’Keefe, our then President and CEO, was furloughed without pay, effective June 15, 2009.  John MacDonald, CFO and Corporate Secretary, and Andrew Wilson, V.P. of Business Development (a non-executive position) were reduced to half pay until such time as funds are available to return to full pay. The Blast board of directors has appointed Michael L. Peterson, a current member of the board, to serve as interim President and CEO in the absence of Mr. O’Keefe.

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

Stock-Based Compensation

Pursuant to the provisions of FASB ASC 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We estimate volatility by considering historical stock volatility. We have opted to use the simplified method for estimating expected term, which is equal to the midpoint between the vesting period and the contractual term.

Results of Operations and Financial Condition

All dollar amounts discussed in “Item 2” are rounded to the nearest $1,000, or for larger numbers, to the nearest tenth of a million dollars.  Please consult the financial statements in “Item 1” for exact dollar amounts.

Comparison of the Three Months Ended June 30, 2010 with the Three Months Ended June 30, 2009

Satellite Communications. Satellite Communications Services’ revenues decreased by $14,000 or 17% to $70,000 for the three months ended June 30, 2010 compared to $84,000 for the three months ended June 30, 2009. The operating margin from Satellite Communications Services decreased by $3,000 to an operating profit of $7,000 for the three months ended June 30, 2010, compared to $10,000 for the three months ended June 30, 2009. Lower market prices for natural gas during 2010 have resulted in our customers reducing the number of active drilling rigs they employed during the three months ended June 30, 2010, as compared to the similar period in 2009, thereby reducing the demand for our satellite communications services. As a result, revenues and margin are lower for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Down-hole Solutions. Down-hole Solutions’ revenues were $-0- for the three months ended June 30, 2010 and 2009. The loss from Down-hole Solutions decreased by $173,000 to $22,000 for the three months ended June 30, 2010 compared to a loss of $195,000 for the three months ended June 30, 2009. This decrease was due to the temporary suspension of field testing of this technology after unsuccessfully attempting to drill laterals on several wells.

Depreciation and Amortization.  Depreciation and amortization expense was $36,000 for the three months ended June 30, 2010 and 2009.

 Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses decreased by $209,000 to $130,000 for the three months ended June 30, 2010 compared to $339,000 for the three months ended June 30, 2009.

	For the Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2010	2009
Payroll and related costs	$ 47	$ 111	$ (64)
Option and warrant expense	3	1	2
Legal fees & settlements	5	62	(57)
External services	56	81	(25)
Insurance	3	50	(47)
Travel & entertainment	5	15	(10)
Office rent, communications, misc.	11	19	(8)
	$ 130	$ 339	$ (209)

Significantly lower administrative costs were a result of reduced payroll costs associated with the furlough and reduction of salary of executive management in 2009, along with a reduction legal fees and the use of outside consultants, a reduction in insurance expenses due to cancellation of certain policies, and an approximate $23,000 refund of 2009 workers compensation insurance expense accrued at June 30, 2010 and received by the Company in July 2010.

Interest Expense.  Interest expense was $23,000 for the three months ended June 30, 2010 and 2009. During the three months ended June 30, 2010 and 2009, interest expense included accrued interest on the $1.1 million related party note related to the fabrication of the AFJ rig (described in greater detail below).

Net Loss.  Net loss decreased by $392,000 or 66% to a net loss of $202,000 for the three months ended June 30, 2010 compared to a net loss of $594,000 for the three months ended June 30, 2009.  This decrease is primarily due to lower administrative costs and the reduction in Down-hole expenses as described above, offset by the decrease in revenues described above.

Comparison of the Six Months Ended June 30, 2010 with the Six Months Ended June 30, 2009

Satellite Communications. Satellite Communications Services’ revenues decreased by $28,000 or 15% to $154,000 for the six months ended June 30, 2010 compared to $182,000 for the six months ended June 30, 2009. The operating margin from Satellite Communications Services decreased by $5,000 to an operating profit of $14,000 for the six months ended June 30, 2010 compared to $19,000 for the six months ended June 30, 2009.   Lower market prices for natural gas during 2010 have resulted in our customers reducing the number of active drilling rigs they employed for the six months ended June 30, 2010, as compared to the similar period in 2009, thereby reducing the demand for our satellite communications services. As a result, revenues and margin are lower for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Down-hole Solutions. Down-hole Solutions’ revenues were $-0- for the six months ended June 30, 2010 compared to $20,000 for the six months ended June 30, 2009. The loss from Down-hole Solutions decreased by $224,000 to $50,000 for the six months ended June 30, 2010 compared to a loss of $274,000 for the six months ended June 30, 2009. This decrease was due to the temporary suspension of field testing of this technology after unsuccessfully attempting to drill laterals on several wells.

Depreciation and Amortization. Depreciation and amortization expense was $72,000 for the six months ended June 30, 2010 compared to $68,000 for the six months ended June 30, 2009, which increase was mainly due to an increase in our depreciable asset base.

 Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses decreased by $360,000 to $338,000 for the six months ended June 30, 2010 compared to $698,000 for the six months ended June 30, 2009.

.
	For the Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2010	2009
Payroll and related costs	$ 94	$ 226	$ (132)
Option and warrant expense	6	9	(3)
Legal fees & settlements	41	72	(31)
External services	136	240	(104)
Insurance	35	79	(44)
Travel & entertainment	9	33	(24)
Office rent, communications, misc.	17	39	(22)
	$ 338	$ 698	$ (360)

Significantly lower administrative costs were a result of reduced payroll costs associated with the furlough and reduction of salary of executive management in 2009, along with a reduction in legal fees, a reduction in the use of outside consultants, a reduction in insurance expenses due to cancellation of certain policies, and an approximate $23,000 refund of 2009 workers compensation insurance expense accrued at June 30, 2010 and received by the Company in July 2010.

Interest Expense. Interest expense was approximately $47,000 for the six months ended June 30, 2010 and $46,000 for the six months ended June 30, 2009. During the six months ended June 30, 2010 and 2009, interest expense included accrued interest on the $1.1 million related party note related to the fabrication of the AFJ rig.

Net Loss.  Net loss decreased by $592,000 to a net loss of $490,000 for the six months ended June 30, 2010 compared to a net loss of $1,082,000 for the six months ended June 30, 2009.  This decrease is primarily due to lower administrative costs and the reduction in Down-hole expenses as described above, offset by the decrease in revenues described above.

Liquidity and Capital Resources

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all. As of June 30, 2010, we had cash of approximately $23,000.  However, in July 2010, Blast sold a surplus service vehicle for $45,000 in cash and received approximately $23,000 in cash resulting from the refund of premiums related to cancelled workers compensation policies from 2009.  Cash on hand at August 16, 2010 was $51,993. The Company anticipates receiving $1.44 million in September 2010 pursuant to its Settlement Agreement with Quicksilver Resources. A portion of the proceeds are expected to be used to close its acquisition of oil and gas properties from Sun Resources Texas, Inc. pursuant to the letter of intent dated April 26, 2010.

Under the terms proposed in the letter of intent, Blast will pay $1.2 million in cash and common stock (as described below) for Sun’s approximately 66% working interest in three wells on the Field currently producing a total of approximately 40 gross barrels of oil per day from the Gravier Sand formation, with an estimate of more than 30,000 barrels of recoverable reserves net to the interest to be acquired by Blast, and approximately a 75% working interest in non-producing recoverable reserves estimated on the Field at over 78,000 barrels net to the interest to be acquired by Blast.

Blast had total current assets of $1.6 million as of June 30, 2010, including the cash balance of $23,000, compared to total current assets of $1.8 million as of December 31, 2009, including a cash balance of $261,000.

Blast had total assets as of June 30, 2010 of $4.1 million compared to total assets of $4.3 million as of December 31, 2009.

Blast had total liabilities of $1.89 million as of June 30, 2010, including current liabilities of $1.87 million compared to total liabilities of $1.7 million as of December 31, 2009, including current liabilities of $541,000.

Blast had negative net working capital of $265,000, total stockholders’ equity of $2.2 million and a total accumulated deficit of $73.0 million as of June 30, 2010 compared to net working capital of $1.3 million, total stockholders’ equity of $2.7 million and a total accumulated deficit of $72.5 million as of December 31, 2009. The reduction in equity is attributable to the net loss of $490,000 for the six months ended June 30, 2010.

A secured $1.12 million note with Berg McAfee Companies, LLC remains outstanding as of June 30, 2010.  The note, which was extended for an additional three years from the effective date of the Plan (February 27, 2008) to February 27, 2011, bears interest at eight-percent (8%) per annum, and contains an option to convert into shares of the Company’s common stock at the rate of one share of common stock for each $0.20 of the note outstanding.

In December 2009, Blast, through its wholly-owned Delaware subsidiary, Blast AFJ, Inc., began a private placement offering of the Series A Preferred Stock of its subsidiary corporation to “accredited” investors and “non-U.S. persons” as such terms are defined under the Securities Act of 1933, as amended.  The proposed terms of the offering have since changed however, and Blast AFJ, Inc. currently plans to offer, pursuant to the offering, up to 50 Convertible Subordinated Promissory Notes, each, with the principal value of $500,000 (for $25,000,000 in total possible funding)(the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 3% per annum, payable quarterly, with the principal amount of the Convertible Notes due five years from their issuance date.  The Notes are convertible into shares of Blast’s common stock at the option of the holders thereof, at any time after the fourth anniversary of their issuance, at a conversion price of $2.50 per share.  The Convertible Notes are unsecured and no Series A Preferred Stock or Convertible Notes have been sold to date.  The offering is in connection with the United States Citizenship and Immigration Service (“USCIS”) EB-5 Program, pursuant to which Blast’s subsidiary was formed as a development stage fossil fuel extraction company, to manage the manufacturing and operation of well drilling units or rigs within the geographic area of a regional center designated by the USCIS pursuant to the EB-5 Immigrant Investor Program.  To date no funds have been raised.  Blast intends to include additional disclosure regarding the offering and the business plan of its wholly-owned subsidiary at such time as any securities have been sold in the offering.

Cash Flows From Operating Activities. Blast had net cash used in operating activities of approximately $218,000 for the six months ended June 30, 2010 which was mainly due to $490,000 of loss from continuing operations, partially offset by an increase in accrued expenses of $76,000, an increase in accounts payable of $50,000, an increase in accrued expenses-related party of $45,000 and $72,000 of depreciation and amortization expense.

Cash Flows from Financing Activities. Blast had net cash used in financing activities of $20,000 for the six months ended June 30, 2010, primarily related to payments on short-term debt.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2010, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended  December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

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
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

Date: August 16, 2010	By:	/s/ Michael L. Peterson
Michael L. Peterson
Interim President and CEO
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ John MacDonald
John MacDonald
Chief Financial Officer
(Principal Accounting Officer)