Form 10-Q
period 2010-09-30
BLAST ENERGY SERVICES, INC.
filed 2010-11-15
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

 Yes   ☒ No   ☐

As of November 15, 2010, 67,909,238 shares of the registrant’s common stock, $.001 par value per share, were outstanding, including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Blast Energy Services, Inc.

For the Three and Nine Months Ended September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash	$676,762	$261,164
Accounts receivable, net	15,626	58,281
Other assets	54,289	37,485
Current portion of long-term receivable	1,440,000	1,440,000
Total current assets	2,186,677	1,796,930

Oil and gas properties, full cost, subject to amortization	1,181,098	-
Equipment, net of accumulated depreciation of $273,389 and $190,327	956,897	1,101,959
Long-term accounts receivable	-	1,440,000

Total assets	$4,324,672	$4,338,889

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$18,434	$73,846
Accrued expenses	383,949	295,772
Accrued expenses – related party	232,997	165,797
Deferred revenue	2,095	1,890
Note payable - current portion, net of debt discount of $4,694 and $0	138,935	3,794
Notes payable - related party	1,120,000	-
Total current liabilities	1,896,410	541,099

Long-term liabilities:
Notes payable – related party	-	1,120,000
Note payable – long-term portion, net of debt discount of $13,860 and $0	166,140	15,588
Total liabilities	2,062,550	1,676,687

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; 6,000,000 shares issued and outstanding	6,000	6,000
Common stock, $.001 par value, 180,000,000 shares authorized; 67,909,238 and 61,819,904 shares issued and outstanding	67,909	61,820
Additional paid-in capital	75,452,892	75,136,853
Accumulated deficit	(73,264,679)	(72,542,471)

Total stockholders’ equity	2,262,122	2,662,202

Total liabilities and stockholders’ equity	$4,324,672	$4,338,889

See accompanying notes to unaudited consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue:	$31,535	$63,298	$185,561	$265,630

Operating expenses:
Cost of sales	62,796	103,767	252,791	561,557
Selling, general and administrative	148,635	191,188	486,817	889,552
Depreciation and amortization	31,993	35,868	103,729	103,558
Bad debt expense	-	-	-	10,778
(Gain) Loss on disposal of equipment	(3,667)	-	(3,667)	3,885
Total operating expenses	239,757	330,823	839,670	1,569,330

Operating loss	(208,222)	(267,525)	(654,109)	(1,303,700)

Other income (expense):
Other income	84	-	2,158	-
Interest income	-	41	16	172
Interest expense	(23,716)	(36,703)	(70,273)	(83,081)
Net loss	$(231,854)	$(304,187)	$(722,208)	$(1,386,609)

Preferred dividends	60,493	60,493	179,507	179,507
Net loss attributable to common shareholders	$(292,347)	$(364,680)	$(901,715)	$(1,566,116)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding – Basic and diluted	62,561,412	60,775,009	62,110,366	61,427,459

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(722,208)	$(1,386,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,729	103,558
Amortization of debt discount	348	-
Stock issued for services	-	7,500
Option and warrant expense	7,328	13,005
Warrants issued with debt	-	12,498
(Gain)/Loss on disposition of equipment	(3,667)	3,885
Changes in:
Accounts receivable	42,655	67,549
Other current assets	52,931	30.812
Accounts payable	(16,487)	147,340
Accrued expenses	102,977	267,427
Accrued expenses – related party	67,200	-
Deferred revenue	205	(7,209)
Net cash used for operating activities	(364,989)	(740,244)

Cash flows from investing activities:
Proceeds from sale of fixed assets	45,000	5,000
Cash paid for purchase of fixed assets	-	(77,520)
Cash paid for acquisition of oil and gas properties	(600,000)	-
Cash paid for construction of equipment	-	(10,511)
Net cash used for investing activities	(555,000)	(83,031)

Cash flows from financing activities:
Payments on short term debt	(65,487)	(26,886)
Borrowings on note payable	-	60,000
Net cash (used for) provided by financing activities	(65,487)	33,114

Discontinued operating activities	1,401,074	720,000
Net cash provided by discontinued operations	1,401,074	720,000

Net change in cash	415,598	(70,161)
Cash at beginning of period	261,164	731,631
Cash at end of period	$676,762	$661,470

Cash paid for:
Interest	$2,725	$3,046
Income taxes	-	-

Non-Cash Transactions:
Cashless exercise of warrants	-	1,350
Prepaid insurance financed with note payable	69,735	111,059
Common stock issued for accrued liabilities	14,800	-
Common stock issued for acquisition of oil and gas properties	300,000	-
Note payable issued for acquisition of oil and gas properties	281,098	-
Property financed with note payable	-	21,455

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Blast Energy Services, Inc. (“Blast” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Blast’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K, have been omitted.

Blast’s consolidated financial statements include the accounts of Blast and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments.  The carrying amount of Blast’s cash, accounts receivable, accounts payable, note payable and accrued expenses approximates their estimated fair values due to the short-term nature of those financial instruments. The fair value of related party transactions is not determinable due to their related party nature.

Cash Equivalents.  Blast considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from sales of satellite hardware, satellite bandwidth, satellite service and crude oil production.  Revenue from satellite hardware is recognized when the hardware is installed.  Revenue from satellite bandwidth is recognized evenly over the term of the contract.  Revenue from satellite service is recognized when the services are performed.  Blast provides no warranty but sells commercially obtained three to twelve month warranties for satellite hardware.  Blast has a 30-day return policy.

Blast  will recognize oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Blast is not expected to be significantly different from Blast’s share of production.  Costs associated with production are expensed in the period incurred.

Oil and Gas Properties, Full Cost Method. Blast will use the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs, and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a field by field basis. Sales of oil and gas properties or interests therein are credited against capitalized costs in the full cost pool. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Blast will assess the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Blast  to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of oil and gas properties will be amortized using the units of production method.

Ceiling Test.  In applying the full cost method, Blast will perform an impairment test (ceiling test) at each reporting date commencing on December 31, 2010, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves, discounted at a 10-percent interest rate of future net revenues based on current operating conditions at the end of the period and the average, first day of the month price received for oil and gas production over the preceding 12 month period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess will be charged as an impairment expense.

Accounting for Asset Retirement Obligations.  If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, Blast will record a liability (an asset retirement obligation or ARO) on our consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for Blast. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statements of operations.

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable, but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of September 30, 2010 and December 31, 2009, Blast has determined that no allowance for doubtful accounts is required.

Earnings or Loss Per Share.  Basic earnings per share equal net earnings or loss divided by weighted average shares outstanding during the period.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the three and nine month periods ended September 30, 2010 and 2009 and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

New Accounting Pronouncements. We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.  We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

NOTE 2 – GOING CONCERN

Blast incurred a net loss of approximately $722,000 for the nine months ended September 30, 2010 and has an accumulated deficit of approximately $73 million.  The cash balance of approximately $677,000 as of September 30, 2010 is not sufficient to fund the Company’s operations for the next twelve months. These conditions raise substantial doubt as to Blast’s ability to continue as a going concern. Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments, as well as obtain financing from third parties. The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern.

NOTE 3 - EQUIPMENT

Equipment consists of the following:

Description	Life	September 30, 2010	December 31, 2009
Computer equipment	3 years	$ 22,313	$ 22,313
Tractor/Trucks	4 years	36,975	98,974
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	1,166,215	1,166,215
		1,230,287	1,292,286

Less: accumulated depreciation		(273,390)	(190,327)
		$ 956,897	$ 1,101,959

NOTE 4 – ACQUISITION OF OIL AND GAS PROPERTIES

On September 23,  2010, Blast Energy Services, Inc. (“Blast”) closed on a sales agreement with Sun Resources Texas, Inc., a privately-held company based in Longview, Texas (“Sun”), to acquire Sun’s oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas (the “Field”).

Under the terms of the agreement, Blast paid $1.2 million in cash, common stock and the issuance of a promissory note payable (as described below) for Sun’s approximately 66% working interest in three wells on the Field currently producing a total of approximately 43 gross barrels of oil per day from the Gravier Sand formation.

Under the terms of the sales agreement with Sun, Blast (i) made a cash payment of $600,000; (ii) issued an interest free promissory note for $300,000 payable at a rate of $10,000 per month commencing October 31, 2010, with the final balance payable in full on or before October 8, 2011; and (iii) issued to the shareholders of Sun 6,000,000 shares of restricted common stock of Blast with a value of $300,000 based upon the $0.05 closing market price of Blast’s stock on the day the agreement was signed.

Blast funded the initial cash portion of this acquisition from a portion of the $1.4 million in funds, net of attorney’s fees, recently received from Quicksilver Resources in connection with the Compromise Settlement and Release Agreement entered into with Quicksilver in September 2008 as described in Note 9.  The monthly payments toward the promissory note are expected to be paid from a portion of the net operating cash flow generated by the acquired properties.  The balloon payment on the promissory note is expected to be paid from a portion of the fourth and final Quicksilver settlement payment of a net $1.4 million due in September 2011.

The promissory note is secured by a lien against the Field.  As the promissory note is noninterest bearing, Blast discounted the promissory note back to its estimated net present value using an 8% interest rate, which Blast believes is representative of its cost of borrowing given the secured nature of the promissory note.  The resulting discount of $18,902 will be amortized using the effective interest rate method over the term of the promissory note.  For the three months ended September 30, 2010, Blast recognized $348 of interest expense related to amortization of the discount.

The effective date of the sale is October 1, 2010. Under the terms of the agreement Sun will continue to act as Operator of the properties.  Sun has retained a 1% working interest in the wells, which may be conveyed back to Blast at a later date.  As of September 30, 2010, Blast has not determined what the asset retirement obligations are with respect to the Field.

The acquisition of the Field is reported in the balance sheet under “Oil and gas properties – full cost, subject to amortization.”

NOTE 5 – NOTES PAYABLE – RELATED PARTY AND ACCRUED EXPENSES – RELATED PARTY

In February 2008, the Bankruptcy Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”). The maturity date of a pre-Plan, secured $1.12 million note with Berg McAfee Companies, a major shareholder of Blast, was extended for an additional three years from the Plan effective date to February 27, 2011.  The note bears interest at 8% and contains a lender option for the principal and interest to be convertible into Company stock at the rate of one share for each $0.20 of the note outstanding.  Blast had accrued interest payable under this note (reflected as Accrued expenses – related party in the accompanying balance sheet) of $232,997 and $165,797 at September 30, 2010 and December 31, 2009, respectively.

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

The Preferred Stock, and any accrued and unpaid dividends, have optional conversion rights into shares of Blast’s common stock at a conversion price of $0.50 per share. The Preferred Stock automatically converts if Blast’s common stock trades for a period of more than twenty (20) consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.  Six million preferred shares remain outstanding at September 30, 2010.

As of September 30, 2010, the aggregate and per share arrearages on the outstanding Preferred Stock were $672,658 and $0.11, respectively.

NOTE 7 – COMMON STOCK

In September 2010, 6,000,000 shares of Blast’s common stock were issued in connection with the acquisition of the Field from Sun as described in Note 4.  The shares were valued at $300,000 based upon the $0.05 closing market price of Blast’s stock on the day the agreement with Sun was signed.

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

NOTE 8 – OPTIONS AND WARRANTS

Share-based Compensation:

The 2009 Stock Incentive Plan (the “Incentive Plan”) authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan, to the Company’s employees, officers, directors and consultants.  Options to purchase a total of 5,000,000 shares are authorized to be issued under the Incentive Plan.  As of September 30, 2010, no shares have been granted under this plan.

During the nine month period ended September 30, 2010, the Company recognized share-based compensation expense of $7,328. The remaining amount of unamortized options expense at September 30, 2010 is $5,539.  The intrinsic value of outstanding as well as exercisable options at September 30, 2010 was -0-.

Activity in options during the nine month period ended September 30, 2010 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2010	2,970,292	$ 0.60
Granted	-	-
Exercised	-	-
Forfeited and cancelled	355,500	0.61

Outstanding at September 30, 2010	2,614,792	$ 0.61	4.5

Exercisable at September 30, 2010	2,556,459	$ 0.62	4.5

Activity in warrants during the nine months ended September 30, 2010 and related balances outstanding as of that date are reflected below. There were warrants to purchase 12,245,089 shares of common stock outstanding at September 30, 2010. The intrinsic value of the exercisable warrants at September 30, 2010 was $77,754.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2010	12,245,089	$ 0.84
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(750,000)	0.45

Outstanding at September 30, 2010	11,495,089	$ 0.86	2.4

Exercisable at September 30, 2010	11,495,089	$ 0.86	2.4

NOTE 9 – LITIGATION

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million of which $8 million has been received to date. The remaining amount due from Quicksilver is $2 million ($1.4 million net of associated legal fees) payable on or before September 2011, the third anniversary date of the execution of the settlement.   In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within ten days after written notice, then all of the remaining payments immediately become due and payable. The remaining amounts due from Quicksilver are shown as a current receivable in the balance sheet, net of contingent legal fees.

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

NOTE 10 – BUSINESS SEGMENTS

Blast currently has two reportable segments: (1) Satellite Communications Services and (2) Down-hole Solutions.  Beginning October 1, 2010, Blast will have an additional reportable segment, Oil and Gas Production.  A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Satellite Communications	$31,535	$63,298	$185,561	$245,630
Down-hole Solutions	-	-	-	20,000
Total Revenue	$31,535	$63,298	$185,561	$265,630

Costs of Goods Sold:
Satellite Communications	$35,162	$45,462	$175,268	$208,827
Down-hole Solutions	23,969	58,305	73,857	352,730
Corporate	180,626	227,056	590,545	1,007,773
Total Costs of Goods Sold	$239,757	$330,823	$839,670	$1,569,330

Operating profit (loss):
Satellite Communications	$(3,627)	$17,836	$10,293	$36,803
Down-hole Solutions	(23,969)	(58,305)	(73,857)	(332,730)
Corporate	(180,626)	(227,056)	(590,545)	(1,007,773)
Operating Loss	$(208,222)	$(267,525)	$(654,109)	$(1,303,700)

NOTE 11 – SUBSEQUENT EVENTS

On or about October 26, 2010, Blast Energy Services, Inc. (“Blast”) entered into a letter of intent with Solimar Energy LLC (“Solimar”), which provides Blast the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California. Solimar is a wholly-owned subsidiary of Solimar Energy Limited, a publicly-traded company on the Australia Stock Exchange based in Melbourne, Australia.  Blast’s right to participate in the project pursuant to the letter of intent is subject to the negotiation and execution of definitive agreements and Blast raising additional funding necessary to pay for its percentage of the required drilling costs, as described in greater detail below.

Under the terms of the letter of intent with Solimar, Blast has an option to participate in the Guijarral Hills project on a promoted basis of 66-2/3 percent (%) of the costs to drill and complete the initial planned well. After the drilling of the initial well, Blast will earn a 50% working interest, with net revenue interest of 38% in the entire project’s acreage position and will be required to contribute 50% of all costs on any additional wells that may be drilled in the project.

Pursuant to the letter of intent, Blast paid Solimar a non-refundable fee of $100,000 in return for the exclusive right for a period of 90 days to execute a definitive agreement. Should the 90 day period expire without an executed definitive agreement, Blast’s exclusivity fee will be applied toward a small interest in the field under the same terms of the letter of intent. Otherwise, this fee will be applied toward 50% of Solimar’s sunk costs in the project, or approximately $200,000, net to Blast.

The estimated gross cost to drill the initial planned well to its approximate total depth of 10,500 feet is approximately $2.3 million. Under the terms of the letter of intent, Blast would pay approximately $1.54 million of this cost. If the well is successful, Blast would then expect to pay its 66-2/3% share toward the additional costs needed to complete the well and bring it onto production.  After the initial planned well is drilled, whether successful or not, Blast will participate in future drilling activities within the project at a 50% working interest, subject to Blast’s requirement to pay 50% of the costs associated with the project.

Blast does not currently have sufficient available cash to pay the costs associated with the drilling of the initial well and will have to raise additional funding which may not be available on favorable terms, if at all. Participation in the initial well is required for Blast to earn a 50% working interest in the project.

In accordance with ASC 855-10, Blast reviewed all material events through the issuance date of this report and there are no other material subsequent events to report.

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

The following discussion and analysis of our financial condition is as of September 30, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

Business Overview

Unless otherwise indicated, we use “Blast,” “the Company,” “we,” “our” and “us” in this quarterly report to refer to the businesses of Blast Energy Services, Inc. and its wholly-owned subsidiaries, Eagle Domestic Drilling Operations LLC and Blast AFJ, Inc.

Blast is an emerging technology company in the energy sector and strives to assist oil and gas companies in producing more economically. We seek to provide quality services to the energy industry through our two divisions (i) Satellite Communications services and (ii) Down-hole Solutions, such as our Applied Fluid Jetting (“AFJ”) technology. Our mission is to substantially improve the economics of existing and evolving oil and gas operations through the application of Blast licensed and owned technologies. Our strategy is to grow our businesses by maximizing revenues from the communications and down-hole segments and controlling costs while analyzing potential acquisitions and new technology opportunities in the energy service sector.  Additionally, Blast is considering the potential impact from applying our down-hole solutions business toward oil and gas assets that we recently acquired, thus exploiting the assets for our own benefit rather than for a third-party customer. To this end, we have purchased, and are further exploring the opportunity to purchase, oil and gas producing properties.

Oil and Gas Properties

North Sugar Valley Field

On September 23, 2010, Blast closed on a sales agreement with Sun Resources Texas, Inc., (“Sun”) a privately-held company based in Longview, Texas, to acquire Sun’s oil and gas interests in the North Sugar Valley Field (the “Field”) located in Matagorda County, Texas. Under the terms of the agreement, Blast paid $1.2 million in cash, common stock and the issuance of a promissory note for Sun’s approximately 66% working interest in three wells on the Field currently producing a total of approximately 43 gross barrels of oil per day from the Gravier Sand formation, which Blast estimates contains more than 60,000 barrels of recoverable reserves net to the interest to be acquired by Blast.

The effective date of the sale is October 1, 2010. Under the terms of the agreement, Sun will continue to act as Operator of the properties.  Sun has retained a 1% working interest in the wells, which may be conveyed back to Blast at a later date.

Other Opportunities

Solimar Letter of Intent

On or about October 26, 2010, Blast entered into a letter of intent with Solimar Energy LLC (“Solimar”), which provides Blast the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California. Solimar is a wholly-owned subsidiary of Solimar Energy Limited, a publicly-traded company on the Australia Stock Exchange based in Melbourne, Australia.  Blast’s right to participate in the project pursuant to the letter of intent is subject to the negotiation and execution of definitive agreements and Blast raising additional funding necessary to pay for its percentage of the required drilling costs, as described in greater detail below.

Under the terms of the letter of intent with Solimar, Blast has an option to participate in the Guijarral Hills project on a promoted basis of 66-2/3 percent (%) of the costs to drill and complete the initial planned well. After the drilling of the initial well, Blast will earn a 50% working interest, with net revenue interest of 38% in the entire project’s acreage position and will be required to contribute on an equal heads up basis (i.e., 50% of all costs) on any additional wells that may be drilled in the project.

Pursuant to the letter of intent, Blast paid Solimar a non-refundable fee of $100,000 in return for the excusive right for a period of 90 days to execute a definitive agreement. Should the 90 day period expire without an executed definitive agreement, Blast’s exclusivity fee will be applied toward a small interest in the field under the same terms of the letter of intent. Otherwise, this fee will be applied toward 50% of Solimar’s sunk costs in the project, or approximately $200,000, net to Blast.

The estimated gross cost to drill the initial planned well to its approximate total depth of 10,500 feet is approximately $2.3 million. Under the terms of the letter of intent, Blast would pay approximately $1.54 million of this cost. If the well is successful, Blast would then expect to pay its 66-2/3% promoted share toward the additional costs needed to complete the well and bring it onto production.  After the initial planned well is drilled, whether successful or not, Blast will participate in future drilling activities within the project at a 50% working interest, subject to Blast’s requirement to pay 50% of the costs associated with the project.

Blast does not currently have sufficient available cash to pay the costs associated with the drilling of the initial well and will have to raise additional funding which may not be available on favorable terms, if at all. Participation in the initial well is required for Blast to earn a 50% working interest in the project.

During the next twelve months, the Company plans to acquire oil and gas assets and may consider the sale of the satellite business. As of the date of this filing, no definitive decision has been made regarding our satellite business.  Blast may choose to raise funds through the sale of debt and/or equity in order to support its operations. The sale of additional equity securities, if undertaken by Blast, and if accomplished, may result in dilution to our shareholders. Blast cannot assure you, however, that future financing will be available in amounts or on terms acceptable to Blast, or at all.

Management Changes

On June 12, 2009, the Company’s board of directors implemented cost cutting measures to reduce overhead costs and conserve cash, including partial and full furloughs of management and staff with reduced or no pay, respectively.   As such, John O’Keefe, our then President and CEO, was furloughed without pay, effective June 15, 2009.  John MacDonald, CFO and Corporate Secretary, and Andrew Wilson, V.P. of Business Development (a non-executive position) were reduced to half pay until such time as funds are available to return to full pay. Mr. O’Keefe has subsequently been employed elsewhere and is considered to have resigned from the Company. Mr. MacDonald returned to his full pay on September 1, 2010.  Mr. Wilson has elected to continue with his furloughed status. The Blast board of directors has appointed Michael L. Peterson, a current member of the board, to serve as interim President and CEO.

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

Oil and Gas Properties, Full Cost Method.

Blast will use the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs, and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a field by field basis. Sales of oil and gas properties or interests therein are credited against capitalized costs in the full cost pool. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Blast will assess the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Blast to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of oil and gas properties will be amortized using the units of production method.

Ceiling Test.

In applying the full cost method, Blast will perform an impairment test (ceiling test) at each reporting date commencing on December 31, 2010, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves, discounted at a 10-percent interest rate of future net revenues based on current operating conditions at the end of the period and the average, first day of the month price received for oil and gas production over the preceding 12 month period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess will be charged as an impairment expense.

Accounting for Asset Retirement Obligations.

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, Blast will record a liability (an asset retirement obligation or ARO) on our consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for Blast. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statement of income.

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

Comparison of the Three Months Ended September 30, 2010 with the Three Months Ended September 30, 2009

Satellite Communications. Satellite Communications Services’ revenues decreased by $31,000 or 49% to $32,000 for the three months ended September 30, 2010 compared to $63,000 for the three months ended September 30, 2009. The operating margin from Satellite Communications Services decreased by $22,000 to an operating loss of $4,000 for the three months ended September 30, 2010, compared to an operating profit of $18,000 for the three months ended September 30, 2009. During the quarter, we were informed by BP that they were moving their communications networks to another platform that Blast does not support and they would not be renewing our contracts, which contributed to lower revenue during the three months ended September 30, 2010, as compared to the similar period in 2009, and which we anticipate will continue to negatively affect our revenues from our Satellite Communications Services division moving forward. As a result, revenues and margin are lower for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Revenues from BP accounted for 43% of our Satellite Communications revenues for the year ended December 31, 2009.

Down-hole Solutions. Down-hole Solutions’ revenues were $-0- for the three months ended September 30, 2010 and 2009. The loss from Down-hole Solutions decreased by $34,000 to $24,000 for the three months ended September 30, 2010 compared to a loss of $58,000 for the three months ended September 30, 2009. This decrease was due to the suspension of field testing of this technology after unsuccessfully attempting to drill laterals on several wells.

Depreciation and Amortization.  Depreciation and amortization expense was $32,000 for the three months ended September 30, 2010 as compared to $36,000 for the three months ended September 30, 2009.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses decreased by $42,000 to $149,000 for the three months ended September 30, 2010 compared to $191,000 for the three months ended September 30, 2009.

	For the Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2010	2009
Payroll and related costs	$ 53	$ 46	$ 7
Option and warrant expense	2	4	(2)
Legal fees & settlements	18	22	(4)
External services	39	68	(29)
Insurance	21	37	(16)
Travel & entertainment	4	3	1
Office rent, communications, misc.	12	11	1
	$ 149	$ 191	$ (42)

Lower administrative costs were a result of a reduction in the use of outside consultants and services, and a reduction in insurance expenses due to cancellation of certain policies, including an approximate $23,000 refund of 2009 workers compensation insurance expense received in July 2010.

Interest Expense.  Interest expense was $24,000 for the three months ended September 30, 2010 compared with $37,000 for the three months ended September 30, 2009. During the three months ended September 30, 2010 and 2009, interest expense included accrued interest on the $1.1 million related party note related to the fabrication of the AFJ rig (described in greater detail below).

Net Loss.  Net loss decreased by $72,000 or 24% to a net loss of $232,000 for the three months ended September 30, 2010 compared to a net loss of $304,000 for the three months ended September 30, 2009.  This decrease is primarily due to lower administrative costs and the reduction in Down-hole expenses as described above, partially offset by the decrease in revenues described above.

Comparison of the Nine Months Ended September 30, 2010 with the Nine Months Ended September 30, 2009

Satellite Communications. Satellite Communications Services’ revenues decreased by $60,000 or 24% to $186,000 for the nine months ended September 30, 2010 compared to $246,000 for the nine months ended September 30, 2009. The operating margin from Satellite Communications Services decreased by $27,000 to an operating profit of $10,000 for the nine months ended September 30, 2010 compared to an operating profit of $37,000 for the nine months ended September 30, 2009.   Lower market prices for natural gas during 2010 have resulted in our customers reducing the number of active drilling rigs they employed for the nine months ended September 30, 2010, as compared to the similar period in 2009, thereby reducing the demand for our satellite communications services. Additionally we were recently informed by BP that they were moving their communications networks to another platform that Blast does not support. As such, they would not be renewing our contracts which also contributed to lower revenue during the nine months ended September 30, 2010, as compared to the similar period in 2009, and which we anticipate will continue to negatively affect our revenues from our Satellite Communications Services division moving forward. As a result, revenues and margin are lower for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Revenues from BP accounted for 43% of our Satellite Communications revenues for the year ended December 31, 2009.

Down-hole Solutions. Down-hole Solutions’ revenues were $-0- for the nine months ended September 30, 2010 compared to $20,000 for the nine months ended September 30, 2009. The loss from Down-hole Solutions decreased by $259,000 to $74,000 for the nine months ended September 30, 2010 compared to a loss of $333,000 for the nine months ended September 30, 2009. This decrease was due to the suspension of field testing of this technology after unsuccessfully attempting to drill laterals on several wells.

Depreciation and Amortization. Depreciation and amortization expense was $104,000 for the nine months ended September 30, 2010 and 2009.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses decreased by $403,000 to $487,000 for the nine months ended September 30, 2010 compared to $890,000 for the nine months ended September 30, 2009.

	For the Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2010	2009
Payroll and related costs	$ 148	$ 272	$ (124)
Option and warrant expense	7	13	(6)
Legal fees & settlements	59	94	(35)
External services	175	308	(133)
Insurance	56	116	(60)
Travel & entertainment	13	37	(24)
Office rent, communications, misc.	29	50	(21)
	$ 487	$ 890	$ (403)

Significantly lower administrative costs were a result of reduced payroll costs associated with the furlough and reduction of salary of executive management in 2009 (as described above under “Management Changes”), along with a reduction in legal fees, a reduction in the use of outside consultants, and a reduction in insurance expenses due to cancellation of certain policies, including an approximate $23,000 refund of 2009 workers compensation insurance expense received in July 2010.

Interest Expense. Interest expense was approximately $70,000 for the nine months ended September 30, 2010 and $83,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010 and 2009, interest expense included accrued interest on the $1.1 million related party note related to the fabrication of the AFJ rig.

Net Loss.  Net loss decreased by $665,000 to a net loss of $722,000 for the nine months ended September 30, 2010 compared to a net loss of $1,387,000 for the nine months ended September 30, 2009.  This decrease is primarily due to lower administrative costs and the reduction in Down-hole expenses as described above, partially offset by the decrease in revenues described above.

Liquidity and Capital Resources

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all. As of September 30, 2010, we had cash of approximately $677,000.

Blast had total current assets of $2.2 million as of September 30, 2010, including the cash balance of $677,000, compared to total current assets of $1.8 million as of December 31, 2009, including a cash balance of $261,000.

Blast had total assets as of September 30, 2010 of $4.3 million compared to total assets of $4.3 million as of December 31, 2009.  Included in total assets as of September 30, 2010 was $1,181,098 of oil and gas properties subject to amortization, which Blast purchased from Sun (as described above under “Reserves”).

Blast had total liabilities of $2.1 million as of September 30, 2010, including current liabilities of $1.9 million compared to total liabilities of $1.7 million as of December 31, 2009, including current liabilities of $541,000.

Blast had net working capital of $0.3 million, total stockholders’ equity of $2.3 million and a total accumulated deficit of $73.3 million as of September 30, 2010, compared to net working capital of $1.3 million, total stockholders’ equity of $2.7 million and a total accumulated deficit of $72.5 million as of December 31, 2009. The reduction in equity is attributable to the net loss of $722,000 for the nine months ended September 30, 2010.

A secured $1.12 million note with Berg McAfee Companies, LLC remains outstanding as of September 30, 2010.  The note, which was extended for an additional three years from the effective date of the Plan (February 27, 2008) to February 27, 2011, bears interest at eight-percent (8%) per annum, and contains an option to convert into shares of the Company’s common stock at the rate of one share of common stock for each $0.20 of the note outstanding.

In September 2010, under the terms of the sales agreement with Sun, Blast (i) made a cash payment of $600,000; (ii) issued an interest free promissory note for $300,000 payable at a rate of $10,000 per month commencing October 31, 2010 with the final balance payable in full on or before October 8, 2011; and (iii) issued to the shareholders of Sun 6,000,000 shares of restricted common stock of Blast based upon the $0.05 closing market price of Blast’s stock on the day the agreement was signed.

Blast funded the initial cash portion of this acquisition from a portion of the $1.4 million in funds, net of attorney’s fees, recently received from Quicksilver Resources in connection with the Compromise Settlement and Release Agreement entered into with Quicksilver in September 2008.  The monthly payments of $10,000 toward the promissory note are expected to be paid from a portion of the net operating cash flow generated by the acquired properties.  The balloon payment on the promissory note is expected to be paid from a portion of the fourth and final Quicksilver settlement payment of a net $1.4 million due in September 2011.  The promissory note is secured by a lien against the Field.

On or about October 26, 2010, Blast entered into a letter of intent with Solimar Energy LLC, which provides Blast the rights to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California.  Blast’s right to participate in the project pursuant to the letter of intent is subject to the negotiation and execution of definitive agreements and Blast raising additional funding necessary to pay for its percentage of the required drilling costs.  Blast does not currently have sufficient available cash to pay the costs associated with the drilling of the initial well and will have to raise additional funding which may not be available on favorable terms, if at all. Participation in the initial well is required for Blast to earn a 50% working interest in the project.

In December 2009, Blast, through its wholly-owned Delaware subsidiary, Blast AFJ, Inc., began a private placement offering of the Series A Preferred Stock of its subsidiary corporation to “accredited” investors and “non-U.S. persons” as such terms are defined under the Securities Act of 1933, as amended.  The proposed terms of the offering have since changed however, and Blast AFJ, Inc. currently plans to offer, pursuant to the offering, up to 50 Convertible Subordinated Promissory Notes, each, with the principal value of $500,000 (for $25,000,000 in total possible funding)(the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 3% per annum, payable quarterly, with the principal amount of the Convertible Notes due five years from their issuance date.  The Notes are convertible into shares of Blast’s common stock at the option of the holders thereof, at any time after the fourth anniversary of their issuance, at a conversion price of $2.50 per share.  The Convertible Notes are secured by the assets of Blast AFJ Inc. and no Series A Preferred Stock or Convertible Notes have been sold to date.  The offering is in connection with the United States Citizenship and Immigration Service (“USCIS”) EB-5 Program, pursuant to which Blast’s subsidiary was formed as a development stage fossil fuel extraction company, to manage the manufacturing and operation of well drilling units or rigs within the geographic area of a regional center designated by the USCIS pursuant to the EB-5 Immigrant Investor Program.  To date no funds have been raised.  Blast intends to include additional disclosure regarding the offering and the business plan of its wholly-owned subsidiary at such time as any securities have been sold in the offering.

Cash Flows From Operating Activities. Blast had net cash used in operating activities of approximately $365,000 for the nine months ended September 30, 2010 which was mainly due to a loss of $722,000 from continuing operations, partially offset by an increase in accrued expenses of $170,000, a decrease in accounts receivable and other current assets of $95,000,  and depreciation and amortization expense of $104,000.

Cash Flows from Investing Activities. Blast had net cash used in investing activities of $555,000 for the nine months ended September 30, 2010, of which $600,000 is attributable to the acquisition of oil and gas properties from Sun Resources, partially offset by $45,000 from the sale of fixed assets during the period.

Cash Flows from Financing Activities. Blast had net cash used in financing activities of $65,000 for the nine months ended September 30, 2010, primarily related to payments on short-term debt.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2010, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended  December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

PART II

OTHER INFORMATION

 Item 1. Legal Proceedings

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million of which $8 million has been received to date. The remaining amount due from Quicksilver is $2 million ($1.44 million net of associated legal fees) payable on or before September 2011, the third anniversary date of the execution of the settlement.   In the event any fees are not paid on their due date and Quicksilver’s failure to pay is not cured within ten days after written notice, then all of the remaining payments immediately become due and payable. The remaining amounts due from Quicksilver are shown as a current and long-term receivable in the balance sheet, net of contingent legal fees.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2009, filed with the Commission on March 31, 2010, other than the below.

We require additional funds to complete the transactions contemplated by our letter of intent with Solimar Energy.

On or about October 26, 2010, Blast entered into a letter of intent with Solimar Energy LLC (“Solimar”), which provides Blast the rights to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California. Blast’s right to participate in the project pursuant to the letter of intent is subject to the negotiation and execution of definitive agreements. Blast has an option to participate in the Guijarral Hills project on a promoted basis of 66-2/3 percent (%) of the costs to drill and complete the initial planned well. After the drilling of the initial well, Blast will earn a 50% working interest, with net revenue interest of 38% in the entire project’s acreage position and will be required to contribute on an equal heads up basis (i.e., 50% of all costs) on any additional wells that may be drilled in the project.  Pursuant to the letter of intent, Blast agreed to pay Solimar a non-refundable fee of $100,000 in return for the excusive right for a period of 90 days to execute a definitive agreement. Should the 90 day period expire without an executed definitive agreement, Blast’s exclusivity fee will be applied toward a small interest in the field under the same terms of the letter of intent. Otherwise, this fee will be applied toward 50% of Solimar’s sunk costs in the project, or approximately $200,000, net to Blast.

The estimated gross cost to drill the initial planned well to its approximate total depth of 10,500 feet is approximately $2.3 million. Under the terms of the letter of intent, Blast would pay approximately $1.54 million of this cost. If the well is successful, Blast would then expect to pay its 66-2/3% promoted share toward the additional costs needed to complete the well and bring it onto production.  After the initial planned well is drilled, whether successful or not, Blast will participate in future drilling activities within the project at a 50% working interest, subject to Blast’s requirement to pay 50% of the costs associated with the project.

Blast does not currently have sufficient available cash to pay the costs associated with the drilling of the initial well and will have to raise additional funding which may not be available on favorable terms, if at all. Participation in the initial well is required for Blast to earn a 50% working interest in the project.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Crude oil and natural gas operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

The crude oil and natural gas reserves we will report in our SEC filings are estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we will report in our filings with the SEC (as a result of the Sun transaction, described above) will only be estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Crude oil and natural gas development, production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our planned future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•	unexpected drilling conditions;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	inability to obtain leases on economic terms, where applicable;
•	adverse weather conditions and natural disasters;
•	compliance with governmental requirements; and
•	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Drilling or reworking is a highly speculative activity. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities, if any, may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. The drilling and results for our future prospects may be particularly uncertain.  We cannot assure you that our future projects, if any, can be successfully developed or that the wells will, if drilled, encounter reservoirs of commercially productive crude oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

Crude oil and natural gas prices are highly volatile in general and low prices will negatively affect our financial results.

Our future revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, will be substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that our properties can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•	worldwide and domestic supplies of crude oil and natural gas;
•	the level of consumer product demand;
•	weather conditions and natural disasters;
•	domestic and foreign governmental regulations;
•	the price and availability of alternative fuels;
•	political instability or armed conflict in oil producing regions;
•	the price and level of foreign imports; and
•	overall domestic and global economic conditions.

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Further, oil and gas prices do not move in tandem.

Because of the inherent dangers involved in oil and gas exploration, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and/or leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, there can be no assurance that any insurance obtained by us in the future will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

The market for oil and gas is intensely competitive, and as such, competitive pressures could force us to abandon or curtail our business plan.

The market for oil and gas exploration and production services is highly competitive, and we only expect competition to intensify in the future. Numerous well-established companies are focusing significant resources on exploration and are currently competing with us for oil and gas opportunities. Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas, but are manufactured from renewable resources. As a result, there can be no assurance that we will be able to compete successfully or that competitive pressures will not adversely affect our business, results of operations and financial condition. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause the value of our securities to decline in value or become worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or around September 21, 2010, Blast issued an aggregate of 6,000,000 shares of its restricted common stock to three shareholders of Sun (as defined above) in consideration for and in connection with the purchase of the Field and pursuant to an agreement entered into with Sun (as described in greater detail in Note 4 – “Oil and Gas Properties”, above).  Blast claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale, Blast took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and Blast paid no underwriting discounts or commissions.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

Exhibit 10.1(1)	Agreement To Purchase Sugar Valley Interest(a)

Exhibit 10.2(1)	Promissory Note

Exhibit 10.3(2)	Letter of Intent with Solimar Energy LLC

Exhibit 31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Principal Accounting Officer pursuant to Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.
(1) Filed as exhibits to the Company’s Form 8-K, filed with the Commission on September 23, 2010, and incorporated herein by reference.
(2) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on November 2, 2010, and incorporated herein by reference.
(a) Including material exhibits thereto, other than Exhibit C, the Promissory Note, which is incorporated by reference as Exhibit 10.2, hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

Date: November 15, 2010	By:	/s/ Michael L. Peterson
Michael L. Peterson
Interim President and CEO
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ John MacDonald
John MacDonald
Chief Financial Officer
(Principal Accounting Officer)