Form 10-K
period 2010-12-31
BLAST ENERGY SERVICES, INC.
filed 2011-04-12
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 based upon the closing price reported on such date was $2,711,205.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes   ☒  No   ☐

As of April 12, 2011, 71,425,905 shares of the registrant’s common stock, $.001 par value per share, were outstanding, including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Forward Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS,, "PROJECTS," "ESTIMATES,, "PLANS," "MAY INCREASE," "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2010.  AS USED HEREIN, THE “COMPANY,” “BLAST,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO BLAST ENERGY SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, EAGLE DOMESTIC DRILLING OPERATIONS LLC AND BLAST AFJ, INC., UNLESS OTHERWISE STATED.

PART I

Item 1. Business.

History

Blast was originally incorporated in September 2000 as Rocker & Spike Entertainment, Inc, a California corporation. On January 1, 2001, we purchased the assets of Accident Reconstruction Communications Network and changed our name to Reconstruction Data Group, Inc. In April 2003, we entered into a merger agreement with Verdisys, Inc., which was initially incorporated as TheAgZone Inc. in 1999 as a California corporation. Its purpose was to provide e-Commerce satellite services to agribusiness. The merger agreement called for us to be the surviving company. Our name was changed to Verdisys, Inc., our articles of incorporation and bylaws remained in effect, each share of Verdisys’ common stock was converted into one share of our common stock, our accident reconstruction assets were sold. In June 2005, we changed our name to Blast Energy Services, Inc. (“Blast”) to reflect our focus on the energy services business.

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

In May 2007, we executed an agreement with our lender on the terms of an asset purchase agreement intended to offset the full amount of our then outstanding $40.6 million senior note, including accrued interest and default penalties.  Under the terms of this agreement, only the five land drilling rigs and associated spare parts were sold to repay the Note. As a result, our satellite communication business (which has since been sold) and our applied fluid jetting (“AFJ”) technology remained with us subsequent to the sale of the rigs.

In February 2008, the Bankruptcy Court entered an order confirming our Second Amended Plan of Reorganization (the “Plan”).  The overall impact of the confirmed Plan was for Blast to emerge with unsecured creditors fully paid, have no then existing debt service scheduled for at least two years, and keep equity shareholders’ interests intact.

Under the terms of the Plan, Blast raised $4 million in cash proceeds from the sale of convertible preferred securities to Clyde Berg and McAfee Capital (as described in greater detail below under “Preferred Stock”), two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The proceeds from the sale of the securities were used to pay 100% of the unsecured creditor claims, all administrative claims, and all statutory priority claims, for a total amount of approximately $2.4 million.  The remaining $1.6 million was used to execute an operational plan, including but not limited to, reinvesting in our applied fluid jetting technology and maintaining the Satellite Services business (which was subsequently sold as described below).

During the remainder of 2008 and through the first half of 2009, Blast further tested the AFJ process on wells in the Austin Chalk play in Central Texas operated by Reliance Oil & Gas, Inc. with some initial production success. Later Blast attempted to apply the process to third-party wells in West Texas and in Kentucky. Unfortunately due to mechanical failures of the surface equipment we were not able to achieve any lateral jetting in the down-hole environment. Currently the AFJ rig and other support vehicles have been moved back to a storage yard in Hockley, Texas.  Once sufficient funds are available we intend to resolve the mechanical issues and we will once again take steps to try to commercialize this technology.

During 2010, Blast's management chose to change the direction of the Company away from solely trying to commercialize the AFJ process, to also attempting to generate operating capital from investing in oil producing properties. Moving forward, Blast hopes to acquire properties where the AFJ Process can be applied on wells in which Blast owns an interest. As a part of this shift in strategy, in September 2010, with an effective date of October 1, 2010, we closed on the acquisition of oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas, and in October 2010, Blast entered into a Letter of Intent with Solimar Energy LLC, both as further described below.  We also determined that the Satellite Services business was no longer a crucial part of Blast’s future and steps were taken to divest this business unit.

On December 30, 2010, Blast entered into an Asset Purchase Agreement with GlobaLogix, Inc. (“GlobaLogix” and the “Purchase Agreement”).  Pursuant to the Purchase Agreement, Blast sold all of its Satellite Communications assets, rights and interests, including all goodwill, customer and vendor contracts (collectively “Satellite Contracts”), inventory, test equipment, software and other assets associated with its Satellite Communications operations to GlobaLogix in consideration for (a) $50,000; and (b) GlobaLogix agreeing to assume any and all liabilities, obligations and rights associated with the Satellite Contracts.  Additionally, GlobaLogix agreed to offer full-time employment to one of the Company’s employees in connection with the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company also agreed not to compete with GlobaLogix in connection with the Satellite Communications services in the United States or attempt to solicit any employees from GlobaLogix for a period of one year following the closing of the Purchase Agreement.

As a result of the consummation of the Purchase Agreement, the Company no longer has any operations or assets in connection with Satellite Communications and anticipates solely focusing its efforts, resources and operations moving forward on its Down-hole Solutions and Oil and Gas Production segments.

Payment of the $50,000 amount mentioned above was received in January 2011 and is reported in the financial statements as an accounts receivable.

Business Operations

Blast is seeking to become an independent oil and gas producer with additional revenue potential from our applied fluid jetting technology. We plan to grow operations initially through the acquisition of oil producing properties (as described below) and then eventually, to acquire oil and gas properties where our applied fluid jetting process could be used to increase the field production volumes and value of the properties in which we own an interest.

Oil and Gas Properties

North Sugar Valley Field
On September 23, 2010, Blast closed on a sales agreement with Sun Resources Texas, Inc. (“Sun”) a privately-held company based in Longview, Texas, to acquire Sun’s oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas for a total purchase price of $1,181,000. Under the terms of the agreement, the purchae price was paid in cash, common stock and through the issuance of a promissory note (which has since been repaid) for Sun’s approximately 65% working interest (net revenue interest of approximately 50%) in three wells.  The acquired wells are currently producing a total of approximately 43 gross barrels of oil per day from the Gravier Sand formation, which our year end reserve report estimates contains approximately 75,000 barrels of recoverable reserves net to the interest acquired by Blast.

The effective date of the sale was October 1, 2010. Under the terms of the agreement, Sun will continue to act as Operator of the properties.  Sun has retained a 1% working interest in the wells.

Guijarral Hills Exploitation Project
In October 2010, Blast entered into a letter of intent with Solimar Energy LLC (“Solimar”), which provided Blast the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California. Solimar is a wholly-owned subsidiary of Solimar Energy Limited, a publicly-traded company on the Australia Stock Exchange based in Melbourne, Australia.

Under the terms of the letter of intent with Solimar, Blast had an option to participate in the Guijarral Hills project on a promoted basis of 66-2/3 percent (%) of the costs to drill and complete the initial planned exploratory well. After the drilling of the initial well, Blast will earn a 50% working interest, with net revenue interest of 38% in the entire project’s acreage position and will be required to contribute on an equal heads up basis (i.e., 50% of all costs) on any additional wells that may be drilled in the project.

Pursuant to the letter of intent, Blast paid Solimar a non-refundable fee of $100,000 in return for the exclusive right for a period of 90 days to execute a definitive agreement.

The estimated gross cost to drill the initial planned well to its approximate total depth of 10,500 feet is approximately $2.3 million. Under the terms of the letter of intent, Blast is required to pay approximately $1.54 million of this cost. If the well is successful, Blast would then expect to pay its 66-2/3% promoted share toward the additional costs needed to complete the well and bring it into production (the “Test Well”).  After the initial planned well is drilled, whether successful or not, Blast will participate in future drilling activities within the project at a 50% working interest, subject to Blast’s requirement to pay 50% of the costs associated with the project.

In February 2011, Blast subsequently signed a definitive Farmout agreement (‘Farmout Agreement”) with Solimar and closed on a third party lending arrangement that generated the funds to allow Blast to participate in the initial project well.

In March 2011, the Solimar Energy 76-3 well in the Guijarral Hills Field Area located in Fresno County, California reached its total drilling depth of 10,550 feet.  Upon reaching total depth, a series of wireline log evaluations were conducted which indicated the presence of at least four potentially commercial reservoir sands that are expected to undergo further testing. Solimar, the operator of the well, has set casing and will commence production flow testing procedures. If successful, Solimar expects production to commence in June 2011.

Preliminary analysis of the wireline data shows hydrocarbon potential from the well’s main reservoir targets in the Allison, Leda, Lower Avenal and Lower Gatchell Sandstones. A more complete evaluation of the wireline data with further reference to the offset well data will be carried out to determine how many zones will be tested and over what intervals. The flow testing program will be conducted to determine whether the potential pay zones have sufficient saturations of hydrocarbons with the capacity to flow at commercial rates. Such tests will also provide more definitive information on the gravity of the hydrocarbons as the initial indications showed the presence of light oil - up to 40 API gravity crude oil - in some of the zones.

Each of the main reservoir targets was confirmed at close to the predicted depth with formation tops and thicknesses as follows:

Allison Sandstone	Top 8,060 feet	Thickness 35 feet	Potential hydrocarbon pay 10-20 feet
Leda Sandstone	Top 8,518 feet	Thickness 12 feet	Potential hydrocarbon pay 8 feet
Avenal Sandstone	Top 9,930 feet	Thickness 80 feet	Potential hydrocarbon pay 27 feet
Gatchell Sandstone	Top 10,373 feet	Thickness 12 feet	Potential hydrocarbon pay 5-6 feet

These zones also compare similarly in thickness, permeability and porosity to offset wells located in the nearby Guijarral Hills Field that had initial production rates of over 100 barrels per day from each zone.  However, there can be no assurance that the production, if any, from these zones in this well will be similar to any previous offset wells.

In addition to the above zones, which were the original targets, a number of other zones of interest were identified and created great interest. These zones will be examined further to determine whether the data indicates the presence of hydrocarbons and whether these zones should be included in the flow testing program.

Applied Fluid Jetting Technology

Over the past several years, Blast has developed a down-hole stimulation service that management believes has the potential to dramatically increase production volumes and reserves from existing or newly drilled wells. Blast has filed for a patent to protect this proprietary AFJ process.

The theory behind AFJ is both simple and extremely bold to maximize the reservoir area contacted by the well bore, both vertically and horizontally--in order to increase production rates and improve reservoir recovery rates. Recent experience has moved the theory closer to commercial realization. Blast enters existing or new well bores to access the productive formations containing oil and natural gas. By jetting laterally into the formations, more of the reservoir is exposed to the wellbore and if successful, additional hydrocarbons are flowed to the surface. It is believed that this AFJ process can be successful in many types of sandstone and limestone/carbonate formations.

During 2009, Blast further tested the AFJ process on wells in the Austin Chalk play in Central Texas operated by Reliance Oil & Gas, Inc. (“Reliance”) with some initial production success. Later Blast attempted to apply the process to third-party wells in West Texas and in Kentucky. Unfortunately, due to mechanical failures of the surface equipment we were not able to achieve any lateral jetting in the down-hole environment. Currently the AFJ rig and other support vehicles have been moved back to a storage yard in Hockley, Texas.

Recent Transactions

Lending Arrangement Closed Subsequent to Year End 2010

On February 24, 2011 (the “Closing”), Blast entered into a Note Purchase Agreement (the “Purchase Agreement”) and related agreements (as described below) with a Third Party (the “Investor”) to fund its Guijarral Hills project and to repay the Sun promissory note.  Pursuant to the Purchase Agreement, Blast agreed with the Investor to enter into Secured Promissory Notes in the aggregate principal amount of up to $2,522,111 (the “Notes”), with a Senior Secured Promissory Note in the amount of $2,111,111 (the “First Note”) delivered to the Investor at the Closing and a second Note delivered in April 2011 in the amount of $411,000.

Purchase Agreement
Pursuant to the Purchase Agreement, Blast agreed to undertake certain requirements and to certain restrictions while the Notes are outstanding. These requirements and restrictions, among other things, include:
-	to continue to file reports with the Securities and Exchange Commission (the “Commission”);
-	not pay any dividends, make any distributions or redeem any securities;
-	not permit any liens on any of its assets (other than those already approved by the Investor) or incur any additional liabilities (unless subordinated to amounts owed to the Investor);
-	not enter into any merger, sale or acquisition agreements; and,
-	maintain a minimum cash bank balance of $100,000, with some flexibility as it relates to funding costs for the Test Well.

Additionally, Blast granted the Investor a right of first refusal to provide Blast with additional funding on such terms and conditions as Blast may receive from third parties, until the later of (a) one year from the date that the Notes are repaid in full; or (b) such time as Blast ceases paying a Royalty to the Investor pursuant to the Royalty Agreement (described below).

Blast also agreed that if the Test Well fails to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Investor a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant will have a term of two years, and provide for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission.  The Warrant will also contain certain anti-dilution provisions and will have an exercise price, in the event it is granted, equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date.

First Note
Blast delivered to the Investor the First Note in the amount of $2,111,111 at the Closing. Blast paid an original issue discount to the Investor on the First Note of 10%, or $211,111 (the “Original Issue Discount”).  The First Note accrues interest at the rate of ten percent (10%) per annum, payable on the first day of each month beginning in March 2011, and has a maturity date of February 24, 2012.  Blast also agreed to pay the Investor an exit fee at such time as the First Note is paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”). However, this Exit Fee will be waived by the Investor if the Test Well achieves an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production.

The proceeds from the First Note were used by Blast (i) to repay in full the indebtedness of $250,000 owed to Sun Resources Texas, Inc. under an outstanding promissory note (as described in greater detail in the Form 8-K/A filed by Blast on December 7, 2010); (ii) to fund Blast’s portion of the Test Well under the terms of the Farmout Agreement; and (iii) to pay fees and expenses incurred in connection with the Closing, including the payment of the Original Issue Discount and reimbursement of legal fees incurred by the Investor in connection with the Closing.

Second Note
Blast delivered to the Investor the Second Note in the amount of $411,000 on April 5, 2011. Blast paid an original issue discount to the Investor on the Second Note of 10%, or $41,100.  The Second Note has substantially similar terms to the First Note.  The proceeds from the Second Note were used by Blast to fund Blast’s portion of the completion and testing costs of the Test Well under the terms of the Farmout Agreement.

Guaranty and Security Agreement
The repayment of the amounts loaned to Blast by the Investor under the First Note and the Second Note (the “Loans”) was guaranteed by Blast’s wholly-owned subsidiaries Eagle Domestic Drilling Operations LLC (“Eagle”) and Blast AFJ, Inc. (“Blast AFJ”).  Additionally, Blast, Eagle and Blast AFJ each entered into a Security Agreement in favor of the Investor, pursuant to which such parties provided the Investor a first prior security interest in all of their tangible and intangible assets, including equipment, intellectual property and personal and real property as collateral to secure the repayment of the Loans (the “Security Agreement”).  Additionally, Berg McAfee Companies, LLC (“Berg McAfee”) agreed, pursuant to its entry into a Subordination and Intercreditor Agreement with Blast, to subordinate the repayment of the $1,120,000 principal amount of the Secured Promissory Note owed by Blast to Berg McAfee to the repayment of the Loans and the Investor’s security interest granted pursuant to the Security Agreement.

Stock Purchase Agreement
As additional security for the repayment of the Loans, and pursuant to a Stock Purchase Agreement, Blast sold to the Investor one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Investor to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.

Royalty Payment Letter
As additional consideration for the Investor agreeing to make the Loans, Blast agreed pursuant to a Royalty Payment Letter (the “Royalty Payment Letter”), to pay the Investor 30% of all amounts earned (the “Royalty”) by Blast under the Test Well; provided however, that should the Test Well achieve an initial production average equal to or greater than 400 barrels of oil equivalent per day for the period commencing on the first day on which the Test Well is at full production and ending on the 30th day thereafter Blast’s obligation under the Royalty Payment Letter is limited to 30% of Blast’s earnings on only 400,000 gross barrels of production, from such wells (which may or may not include the Test Well) as Blast may determine in its sole discretion. Amounts earned by Blast in connection with the Test Well are deemed to include, without limitation, amounts earned from the sale, assignment, transfer or other disposition by Blast of any interest in the Test Well.

Placement Agreement
In November 2010, Blast entered into a non-exclusive Placement Agent Agreement with Trident Partners Ltd. (“Trident” and the “Placement Agreement”). Pursuant to the Placement Agreement, Trident agreed to assist Blast in raising capital in a private offering.  In consideration for such assistance, Blast agreed to grant to certain principals of Trident fully vested warrants, exercisable for one year from the date of the agreement, to purchase up to 750,000 shares of Blast’s common stock at an exercise price of $0.01 per share.  Subsequent to year end 2010, Trident principals exercised these warrants and have been issued 750,000 shares of restricted common stock for cash proceeds of $7,500.

Additionally, Blast agreed to provide Trident a cash fee of 10% of the proceeds received from the sale of any equity or equity-linked securities to any party introduced by Trident (each an “Investor”); warrants to purchase shares of common stock equal to 10% of the total number of shares of common stock sold or granted in connection with any funding (on similar terms as the Placement Warrants); and Blast agreed to grant Trident a net revenue interest equal to 10% of any revenue interest provided to any Investors in any closing (the “Placement Fees”).  The requirement to pay the Placement Fees in connection with any subsequent investment by an Investor continues in effect for 12 months following the expiration of the Placement Agreement on or about February 15, 2011. With the closing of the lending arrangement described below in Note 16, Blast owes a cash fee to Trident of approximately $227,000. As of the date of this filing, $100,000 of this fee has been paid.

Other Business Factors

Preferred Stock

Series A Convertible Preferred Stock
In January 2008, Blast sold an aggregate of two million units, each consisting of four shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and one three year warrant to purchase one share of common stock with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4 million or $2.00 per Unit, to Clyde Berg and to McAfee Capital LLC, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Series A Preferred Stock were granted registration rights in connection with the sale of the Units.  The proceeds from the sale of the Units were used to satisfy creditor claims of approximately $2.4 million under the terms of our Second Amended Plan of Reorganization, allowing Blast to emerge from Chapter 11 bankruptcy, and provided working capital of $1.6 million. In October 2008, Blast redeemed two million shares of Blast’s Series A Preferred Stock as described below.

The six million currently outstanding shares of Series A Preferred Stock accrue dividends at the rate of 8% per annum, in arrears for each month that the Series A Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Series A Preferred Stock at least five days written notice of their intent to repay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with Blast’s litigation proceedings with Hallwood and Quicksilver in excess of $4 million, Blast is required to pay outstanding dividends within thirty days in cash or stock at the holder’s option.  If the dividends are not paid within thirty days of the date the Cash Settlement is received, a “Dividend Default” occurs.

The Series A Preferred Stock, and any accrued and unpaid dividends, have optional conversion rights into shares of Blast’s common stock. The Series A Preferred Stock automatically converts if Blast’s common stock trades for a period of more than twenty (20) consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

In October 2008, Blast redeemed two million shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at face value of $0.50 per share and paid $1 million to redeem the Preferred shares.  In connection with the redemption, Blast cancelled one million Series A Preferred shares each held by Clyde Berg and McAfee Capital, LLC.  Accordingly, six million preferred shares remain outstanding at December 31, 2010.

As of December 31, 2010, the aggregate and per share arrearages on the outstanding Series A Preferred Stock were $733,151 and $0.12, respectively.

On January 5, 2011, in return for a two year extension on a $1.12 million note between the parties, Blast and Berg McAfee agreed to amend the terms of the Company’s Series A Convertible Preferred Stock to provide for a reduction in the conversion price of such Series A Preferred Stock from $0.50 per share to $0.20 per share and the conversion rate of the $1.12 million note from $0.20 per share to $0.08 per share.

Warrants
Blast also granted warrants to the Series A Preferred Stock holders to purchase up to two million shares of common stock at an exercise price of $0.10 per share.  These warrants have a three-year term. The relative fair value of the warrants determined utilizing the Black-Scholes option-pricing model was approximately $446,000 on the date of sale.  The significant assumptions used in the valuation were: the exercise price of $0.10; the market value of Blast’s common stock on the date of issuance of $0.29; expected volatility of 131%; risk free interest rate of 2.25%; and an expected term of three years.  Management has evaluated the terms of the Convertible Preferred Stock and the grant of warrants and concluded that there was not a beneficial conversion feature at the date of grant.

Series B Preferred Stock
As additional security for the repayment of the Note sold to the Investor, as described above, and pursuant to a Stock Purchase Agreement, Blast sold to the Investor one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Investor to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.

Litigation Settlements

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

Rather than enter into costly and lengthy hearings on this matter, Blast, Alberta and certain related parties of Alberta, instead entered into a Settlement Agreement with an effective date of February 1, 2010, to end the legal dispute. Under the terms of the Settlement Agreement, the 50% of the Abrasive Fluid Jetting Technology owned by Blast that was sold to Blast pursuant to the Purchase Agreement was transferred and assigned back to Alberta. In consideration of the assignment, Alberta and the related parties of Alberta agreed to release Blast, its present and former officers, directors, employees, attorneys and agents of and from any and all commitments, actions, debts, claims, counterclaims, suits, causes of action, damages, demands, liabilities, obligations, costs, expenses, and compensation of every kind and nature whatsoever. All personal property (whether machinery, equipment or of any other type) that Blast developed and paid for in connection with the Purchase Agreement remained the property of Blast as a result of the Settlement Agreement, including, but not limited to, the coiled tubing rig and all parts, machinery and equipment associated with the operation and/or maintenance of such rig.

Upon the execution of the Settlement Agreement, Alberta filed with the District Court a motion to dismiss with prejudice its appeal of the prior District Court orders, which together with the Settlement Agreement, settles and ends the ongoing disputes and litigation between Blast and Alberta. This settlement has no bearing on the Applied Fluid Jetting technology the Company plans to continue to develop.

Insurance

Our oil and gas properties are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, implosions, fires and oil spills. These conditions can cause:

•	personal injury or loss of life;
•	damage to or destruction of property, equipment and the environment; and
•	suspension of operations.

We maintain insurance coverage that we believe to be customary in the industry against these types of hazards. However, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, our insurance is subject to coverage limits and some policies exclude coverage for damages resulting from environmental contamination. The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations.

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

Governmental Regulations

Oil and gas operations, including our AFJ technology, of which there can be no assurance, may be subject to various local, state and federal laws and regulations intended to protect the environment. Such laws may include among others:

•      Comprehensive Environmental Response, Compensation and Liability Act;
•	Oil Pollution Act of 1990;
•	Oil Spill Prevention and Response Act;
•	The Clean Air Act;
•	The Federal Water Pollution Control Act; and/or
•	Texas Railroad Commission and other state regulations.

These operations may involve the handling of non-hazardous oil-field wastes such as sediment, sand and water.  Consequently, the environmental regulations applicable to our operations pertain to the storage, handling and disposal of oil-field wastes.  State and federal laws make us responsible for the proper use and disposal of waste materials while we are conducting operations.  As a non-operating interest owner we do not believe we are currently required under applicable environmental laws to obtain permits to conduct our business.  We believe we conduct our operations in compliance with all applicable environmental laws, however, there has been a trend toward more stringent regulation of oil and gas exploration and production in recent years and future modifications of the environmental laws could require us to obtain permits or could negatively impact our operations.

Employees

As of March 31, 2011, we had three full-time employees. We also utilize independent contractors and consultants to assist us with administrative functions. Our agreements with these independent contractors and consultants are usually short-term. We believe that our relations with our employees, independent contractors and consultants are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

As of April 12, 2011, our cash balance was approximately $150,000. However, our base business still consumes cash and we have to generate more revenues and/or funding to avoid running out of cash.  If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail our business plan. If we are unable to raise the additional funding, the value of our securities could become worthless and we may be forced to abandon our business plan.

We owe $2.5 million to a third party investor, which funds we do not currently have, the repayment of which is secured by a security interest over substantially all of our assets and the payment of which is currently anticipated to be made through revenues generated from our properties, of which there can be no assurance.

On February 24, 2011 (the “Closing”), Blast entered into a Note Purchase Agreement (the “Purchase Agreement”) and related agreements with a Third Party (the “Investor”), pursuant to which Blast sold an aggregate of $2,522,111 (the “Notes”)($411,000 of which Notes were sold in April 2011, with the remainder sold at the Closing). Pursuant to the Purchase Agreement, Blast agreed to undertake certain requirements and to certain restrictions while the Notes are outstanding. These requirements and restrictions, among other things, include: to continue to file reports with the Securities and Exchange Commission (the “Commission”); not pay any dividends, make any distributions or redeem any securities; not permit any liens on any of its assets (other than those already approved by the Investor) or incur any additional liabilities (unless subordinated to amounts owed to the Investor);  not enter into any merger, sale or acquisition agreements; and maintain a minimum cash bank balance of $100,000, with some flexibility as it relates to funding costs for the Test Well (the "Requirements").

The Notes accrue interest at the rate of ten percent (10%) per annum, payable on the first day of each month beginning in March 2011, and have a maturity date of February 24, 2012.  Blast also agreed to pay the Investor an exit fee at such time as the Notes are paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”). However, this Exit Fee will be waived by the Investor if the Test Well achieves an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production.

The repayment of the amounts loaned to Blast by the Investor under the Notes (the “Loans”) was guarantied by Blast’s wholly-owned subsidiaries Eagle Domestic Drilling Operations LLC (“Eagle”) and Blast AFJ, Inc. (“Blast AFJ”).  Additionally, Blast, Eagle and Blast AFJ each entered into a Security Agreement in favor of the Investor, pursuant to which such parties provided the Investor a first prior security interest in all of their tangible and intangible assets, including equipment, intellectual property and personal and real property as collateral to secure the repayment of the Loans (the “Security Agreement”).

As such, Blast will need to raise or generate additional funding in the future to repay the Loans. If Blast is unable to raise or generate sufficient funding to repay the Notes when due, or Blast is deemed in default of the Notes for failing to comply with the Requirements, among other reasons, the Investor has the right to declare the entire amount of the Notes due and payable and enforce its security interests under the Security Agreement. As such, in the event Blast defaults on the repayment of the Notes, the Investor may take control of substantially all of Blast's assets and Blast could be forced to curtail or abandon its business plan, which could cause any investment in Blast to become worthless.

In addition, as Blast intends to repay the Notes from revenue generated from the Test Well, and other wells drilled under the farmout agreement with Solimar (as described above), in the event the Test Well (and other wells, if any) fail to produce commercial amounts of hydrocarbons, Blast may be unable to repay the Notes when due.

Shareholders may be diluted significantly through our efforts to obtain financing, satisfy obligations and/or complete acquisitions through the issuance of additional shares of our common stock or other securities.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or other securities. Additionally, moving forward, we may attempt to conduct acquisitions of other entities or assets using our common stock or other securities as payment for such acquisitions.  Our board of directors has authority, without action or vote of the shareholders (other than, where applicable the investor and the holders of the series a preferred stock), to issue all or part of the authorized but unissued shares of common stock and preferred stock with various preferences and other rights. These actions may result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of the company’s common stock.

We will need additional capital to conduct our operations and fund our business and our ability to obtain the necessary funding is uncertain.

We may need to raise additional funds through public or private debt or equity financing or other various means to fund our business or operations, including our Farmout Agreement with Solimar (as described above).  In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt securities due to our high leverage and due to restrictive covenants contained in our senior debt, which may restrict our ability to expend or raise capital in the future. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection. If this were to happen, our results of operations and the value of our securities could be adversely affected.

We have a limited operating history and our planned business and marketing strategies are not yet proven, which makes it difficult to evaluate our business performance.

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

As of April 12, 2011, 71,425,905 shares of common stock were issued and outstanding and held by approximately 319 shareholders of record, including 1,150,000 approved but unissued shares arising from  the 2005 class action settlement.  Many of our outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Act”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop. An excessive sale of our shares may result in a substantial decline in the price of our common stock, and limit our ability to raise capital, even if our business is doing well.  Furthermore, the sale of a significant amount of securities into the market could cause the value of our securities to decline in value.

One principal stockholder can influence the corporate and management policies of our company.

Berg McAfee Companies with its affiliates (“BMC”), effectively control approximately 21% of our outstanding shares of common stock on March 31, 2011, or 32% including common and preferred shares and warrants issued under the terms of the Reorganization in April 2008. Therefore, BMC may have the ability to substantially influence all decisions made by us. Additionally, BMC’s control could have a negative impact on any future takeover attempts or other acquisition transactions. Furthermore, certain types of equity offerings require stockholder approval depending on the exchange on which shares of a company’s common stock are traded. Because our officers and directors do not exercise majority voting control over us, our shareholders who are not officers and directors of us may be able to obtain a sufficient number of votes to choose who serves as our directors. Because of this, the current composition of our board may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

Michael L. Peterson, Blast’s Interim President and CEO and current board member, is also a director of AE Biofuels, Inc., a California-based vertically integrated biofuels company.  The Chairman and CEO of AE Biofuels, Inc. is Eric McAfee. Mr. McAfee is also the managing partner for McAfee Capital, LLC and president of Berg McAfee Companies, LLC, both of which are significant shareholders of Blast.  The fact that certain of our directors are also directors of entities affiliated with BMC could cause actual or perceived conflicts of interest between us and BMC and could cause the value for our securities to become devalued or worthless.

If we are late in filing our Quarterly or Annual reports with the Securities and Exchange Commission or a market maker fails to quote our common stock on the Over-The-Counter Bulletin Board for a period of more than four days, we may be de-listed from the Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB (similar as to how we were automatically delisted from the OTCBB in February 2011, which forced us to take actions to requote our common stock on the OTCBB in March 2011). If we are late in our filings three times in any 24 month and are de-listed from the OTCBB period or are automatically delisted for failure of a market maker to quote our stock  our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-K, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

RISKS RELATED TO OUR OIL AND GAS PROPERTIES

Blast management chose to change the direction of the Company toward a new strategy of investing in oil producing properties.

The Company is not an experienced oil and gas producer and will rely on the operational expertise of operators of the properties in which the Company invests. There may be inherent risks in such operations that the Company may not be able to predict or anticipate and therefore we cannot be assured that production volume, crude oil prices and operating expense assumptions used in our acquisition analysis will be achieved.

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

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we will report in our filings with the SEC will only be estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

RISKS RELATED TO OUR DOWN-HOLE SOLUTIONS BUSINESS

One of our longer-term business strategies relies on the successful deployment of a new generation coiled tubing unit utilizing applied fluid jetting, which has not been well established in the energy service industry.

Since we are among the first to apply the applied jetting techniques to the energy producing business, we cannot guarantee that our custom drilling rig design based on the AFJ concept will be adequate or that the applied jetting technology will stimulate additional oil and gas production. We may not achieve the designed results from application of the technology. Any of these results could have a negative impact on the development of our business, including the possible impairment and write down of our AFJ assets.

We may not realize the expected benefits of enhanced production or lower costs from our applied jetting technology.

Many of the wells for which the technology will be used on have been abandoned for some time due to low production volumes or other reasons. In some cases, we could experience difficulty in having the enhanced production reach the market due to the gathering field pipeline system’s disrepair resulting from the age of the fields, significant amounts of deterioration of the reservoirs in the abandoned wells or the reliability of the milling process. Our AFJ technology may not achieve enhanced production from every well drilled, or, if enhanced production is achieved initially, it may not continue for the duration necessary to achieve payout or reach the market on a timely basis. The failure to screen adequately and achieve projected enhancements could result in making the application of the technology uneconomic for us. Failure to achieve an economic benefit in the provision of this service would significantly impair the future application of this technology.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Properties consist of working and revenue interests that we own in the North Sugar Valley Field located in Matagorda County, Texas, leased office facilities located in Houston, Texas and leased space at an equipment storage facility in Hockley, Texas.

Oil and Gas Properties

North Sugar Valley Field

On September 23, 2010, Blast closed on a sales agreement with Sun Resources Texas, Inc. (“Sun”) a privately-held company based in Longview, Texas, to acquire Sun’s oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas. Under the terms of the agreement, Blast paid $1.2 million in cash, common stock and through the issuance of a promissory note (which has since been repaid) for Sun’s approximately 65% working interest (net revenue interest of approximately 50%) in three wells.  The acquired wells are currently producing a total of approximately 43 gross barrels of oil per day from the Gravier Sand formation, which our year end reserve report estimates contains approximately 75,000 barrels of recoverable reserves net to the interest acquired by Blast.

The effective date of the sale was October 1, 2010. Under the terms of the agreement, Sun will continue to act as Operator of the properties.

Oil and Gas Acreage

The following table sets forth the developed leasehold acreage owned by us as of December 31, 2010.  We did not own any developed or undeveloped acreage at December 31, 2009.  Gross acres are the total number of acres we have a working interest in.  Net acres are the sum of our fractional working interest owned in the gross acres.  All acreage is located in Matagorda County, Texas.

Gross acreage	251.26
Net acreage	164.39

Reserves

The following table sets forth proved oil reserves acquired in 2010. The acquired properties do not contain any proved undeveloped oil reserves or any proved developed or undeveloped natural gas reserves. Units of oil are in thousands of barrels (MBbls).

2010
Proved reserves:
Beginning of period	-
Revisions	-
Extensions and discoveries	-
Sales of minerals-in-place	-
Purchases of minerals-in-place	76.5
Production	(1.5)
End of period	75

Proved developed reserves:
Beginning of period	-
End of period	75

PV-10(1) at December 31, 2010	$1,128,400

(1) In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs (if any), using prices and costs under existing economic conditions at December 31, 2010. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12- month period ended December 31, 2010. The average prices utilized for purposes of estimating our proved reserves were $75.96 per barrel of oil. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution.  The basis for this table is the reserve studies prepared by independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of future production of reserves.  Revisions of previous year estimates can have a significant impact on these results.  Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company’s proved oil and natural gas properties.

Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers.

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to proved reserves as of December 31, 2010:

2010
Future cash inflows	$ 5,777
Future costs:
Production	(3,951)
Development	-
Income taxes	-
Future net cash inflows	1,826
10% discount factor	(698)
Standardized measure of discounted net cash flows	$ 1,128

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period.  The prices used for the year ended December 31, 2010 was $75.96.

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 and Standard Measure estimates, set forth above were prepared by Mire & Associates Inc.

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

Our year-end reserve report is prepared by Mire & Associates Inc. based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geosciences and engineering data, and other information provided to them by our management team. This information is reviewed by knowledgeable members of our Company to ensure accuracy and completeness of the data prior to submission to Mire & Associates Inc.  Upon analysis and evaluation of data provided, Mire & Associates Inc. issues a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our management team.  Once any questions have been addressed, Mire & Associates Inc. issues the final appraisal report reflecting their conclusions.

Mire & Associates Inc. is an independent petroleum consulting firm specializing in the technical and financial evaluation of oil and gas assets. Mire & Associates Inc.’s report was conducted under the direction of Kurt Mire, principle consultant and owner of Mire & Associates, Inc.  Mr. Mire holds a BS degree in Petroleum Engineering from the University of Louisiana at Lafayette and has more than 25 years of experience in production engineering, reservoir engineering, acquisitions and divestments, field operations and management.  Mire & Associates Inc. and its employees, have no interest in our Company and were objective in determining our reserves.

The SEC’s rules with respect to technologies that a company can use to establish reserves, effective for years ending after December 31, 2008, allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

Mire & Associates Inc. used a combination of engineering and geological methods widely accepted in the industry for reservoir performance evaluation. Extrapolations were made of various historical well performance data including oil, gas and water production and pressure readings to calculate our reserves estimates.

Wells, Production, Capital Expenditures and Average Sales Price

At December 31, 2010, we own interests in three producing wells, all of which are located in Matagorda County, Texas.  At December 31, 2009, we did not own any interests in any wells, producing or otherwise.  The following table summarizes our productive oil and gas wells as of December 31, 2010.  Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional working interests owned in the gross wells.

Gross wells	3.00
Net wells	1.98

For the period from October 1, 2010 (the date we acquired the North Sugar Valley Field interests), through December 31, 2010, our net oil production sold from our oil and gas properties was 1,388 barrels with an average sales price and cost of production of $82.43 and $48.03 per barrel, respectively.  We have not incurred any capital expenditures on our oil and gas properties since their acquisition and we did not drill any exploratory or development wells during the years ended December 31, 2010 or 2009.

The following schedule sets forth the capitalized costs relating to oil and gas producing activities for the year ended December 31, 2010:

Proved oil and gas properties and related equipment	$ 1,181,098
Accumulated depletion and impairment	(69,432)
Net capitalized costs	$ 1,111,666

Guijarral Hills Exploitation Project

In February 2011, Blast signed a definitive Farmout agreement with Solimar Energy, the operator of the Guijarral Hills Exploitation Project  and closed on a third party lending arrangement that generated the funds to allow Blast to participate in the initial project well.

In March 2011, the Solimar Energy 76-3 well a located in Fresno County, California reached its total drilling depth of 10,550 feet.  Upon reaching total depth, Blast earned a 50% working interest in the entire project’s gross 2,543 acreage lease position, subject to the terms of the joint operating agreement that governs the project. Solimar, has set casing in the 76-3 well and will commence production flow testing procedures. Until the results of the well tests are known, the net acres earned with this well will be considered unproven properties.

Office Facilities.  We lease approximately 2,000 square feet of office space at a cost of $2,000 per month, renewable on a month-to-month basis.

Equipment Storage. As of December 31, 2010, our primary equipment consisted of the AFJ rig and support vehicles, which are currently stored at a location in Hockley, Texas.  With the exception of some mechanical repairs needed to the AFJ rig, we believe that our facilities and equipment are in good operating condition and that they are adequate for their present use.

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

Rather than enter into costly and lengthy hearings on this matter, Blast, Alberta and certain related parties of Alberta, instead entered into a Settlement Agreement to end the legal dispute with an effective date of February 1, 2010. Under the terms of the Settlement Agreement, the 50% of the Abrasive Fluid Jetting Technology owned by Blast that was sold to Blast pursuant to the Purchase Agreement was transferred and assigned back to Alberta. In consideration of the assignment provided for above, Alberta and the related parties of Alberta agreed to release Blast, its present and former officers, directors, employees, attorneys and agents of and from any and all commitments, actions, debts, claims, counterclaims, suits, causes of action, damages, demands, liabilities, obligations, costs, expenses, and compensation of every kind and nature whatsoever. All personal property (whether machinery, equipment or of any other type) that Blast developed and paid for in connection with the Purchase Agreement shall also remain the property of Blast as a result of the Settlement Agreement, including, but not limited to, the coiled tubing rig and all parts, machinery and equipment associated with the operation and/or maintenance of such rig.

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

General
Other than the aforementioned matters, Blast is not aware of any other pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last ten years.

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

Item 4. RESERVED.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the OTCBB under the symbol “BESV”.  On February 23, 2011, the Company was automatically delisted from the OTCBB due to the failure of a market maker to quote the Company’s common stock on the OTCBB for the time period required under FINRA rules and regulations and began trading on the OTC Pinks market (i.e., the OTCQB).  The Company took steps to remedy the matter and was requoted on the OTCBB on March 11, 2011. As of March 31, 2011 there were approximately 318 holders of record of the common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street name”.  Our common stock trades on a limited, sporadic and volatile basis.

The table below shows the high and low per-share bid information for our common stock for the periods as indicated as reported by the OTCBB.

PRICE RANGES
QUARTER ENDED	HIGH	LOW

December 31, 2010	$ 0.07	$ 0.06
September 30, 2010	$ 0.06	$ 0.06
June 30, 2010	$ 0.06	$ 0.06
March 31, 2010	$ 0.09	$ 0.08

December 31, 2009	$ 0.19	$ 0.04
September 30, 2009	$ 0.12	$ 0.05
June 30, 2009	$ 0.33	$ 0.09
March 31, 2009	$ 0.20	$ 0.07

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

Series A Convertible Preferred Stock

In connection with the approval of the Plan, the Bankruptcy Court and the Board of Directors approved a change in domicile from California to Texas and the authorization of twenty million shares of Preferred Stock eight million shares of which were designated Series A Convertible Preferred Stock, of which six million shares are currently outstanding.

The six million shares of Series A Preferred Stock accrue interest at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of its intention to repay such dividends.

Additionally, the Preferred Stock (and any accrued and unpaid dividends) has optional conversion rights, which provide the holders of the Preferred Stock the right, at any time, to convert the Preferred Stock into shares of Blast’s common stock at a conversion price of $0.20 per share. In addition, the Preferred Stock automatically converts at the same rate if Blast’s common stock trades for a period of more than twenty (20) consecutive trading days at a price greater than $3.00 per share and the average trading volume of Blast’s common stock exceeds 50,000 shares per day. The Preferred Stock shareholders have the right to vote the number of shares of voting common stock that the Preferred Stock is then convertible into.

Series B Preferred Stock

As additional security for the repayment of the lending arrangement closed subsequent to the year end 2010 and described in Part I above, and pursuant to a Stock Purchase Agreement, Blast sold to the Investor one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Investor to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2010, with respect to our compensation plans under which common stock is authorized for issuance. We grant options to officers, directors, employees and consultants under our 2009 Stock Incentive Plan. We believe that the exercise price for all of the options set forth below reflects at least 100% of the fair market value on the dates of grant for the options at issue.

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

2003 Stock Option Plan

The 2003 Stock Option Plan has since been replaced by the 2009 Stock Incentive Plan.  The number of securities originally grantable pursuant to the 2003 Stock Option Plan were 8,000,000. Any options granted pursuant to the 2003 Stock Option Plan will remain in effect.  However, effective April 1, 2009 any future grants of shares will be made from the 2009 Stock Incentive Plan described below.

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

Pursuant to the Incentive Plan, the Board of Directors (or a committee thereof) has the ability to award grants of incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan to the Company’s employees, officers, directors and consultants.  The number of securities issuable pursuant to the Incentive Plan is initially 5,000,000, provided that the number of shares available for issuance under the Incentive Plan will be increased on the first day of each Fiscal Year (as defined below) beginning with the Company’s 2011 Fiscal Year, in an amount equal to the greater of (i) 2,000,000 shares; or (ii) three percent (3%) of the number of issued and outstanding shares of the Company on the first day of such Fiscal Year.  The Company’s “Fiscal Year” shall be defined as the twelve month accounting period which the Company has designated for its public accounting purposes, which shall initially be the period from January 1 to December 31, and shall thereafter be such Fiscal Year as the Company shall adopt from time to time. As of December 31, 2010, no shares had yet been granted from this plan.

Recent Sales of Unregistered Securities

In December 2009, Blast, through a wholly-owned Delaware subsidiary, Blast AFJ, began a private placement offering of the Series A Preferred Stock of its subsidiary corporation to “accredited” investors and “non-U.S. persons” as such terms are defined under the Securities Act of 1933, as amended.  Pursuant to the offering, the subsidiary offered up to 10,000,000 shares of its Series A Preferred Stock at a purchase price of $2.50 per share ($25,000,000 in total).  Each share of the subsidiary’s Series A Preferred Stock is convertible into one share of Blast’s common stock at any time, and automatically converts into shares of Blast’s common stock on the tenth anniversary of the issuance of the Series A Preferred Stock.  The offering was in connection with the United States Citizenship and Immigration Service (“USCIS”) EB-5 Program, pursuant to which Blast AFJ was formed as a development stage fossil fuel extraction company, to manage the manufacturing and operation of well drilling units or rigs within the geographic area of a regional center designated by the USCIS pursuant to the EB-5 Immigrant Investor Program.  To date, no shares of Series A Preferred Stock of Blast’s subsidiary have been sold and no funds have been raised.  Blast intends to include additional disclosure regarding the offering and the business plan of its wholly-owned subsidiary at such time as any securities have been sold in the offering.

There were no shares of common stock issued in 2010 from fund raising or private placement offerings of securities.

In September 2010, 6,000,000 shares of Blast’s restricted common stock were issued to the shareholders of Sun Resources Texas, Inc., a privately-held company based in Longview, Texas (“Sun”), for the acquisition of a majority of Sun’s oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas. The stock was valued at $300,000 based upon the $0.05 closing market price of Blast’s stock on the day the agreement was signed.

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

In November 2010, in connection with Blast’s entry into the Placement Agreement, Blast granted certain affiliates of Trident, warrants, exercisable for one year from the date of the agreement, to purchase up to 750,000 shares of Blast’s common stock at an exercise price of $0.01 per share.

In January 2011, the holders of the Trident Warrant exercised Warrants to purchase 600,000 shares of common stock and purchased 600,000 shares of Blast’s restricted common stock in consideration for $6,000.  Subsequently in March 2011, the holders of the Trident Warrants exercised the remaining warrants to purchase 150,000 shares of common stock and purchased 150,000 shares of Blast's restricted common stock in consideration for $1,500.

In February 2011, Blast entered into the Purchase Agreement and delivered to the Investor the First Note (as described above).

In February 2011, Blast sold to the Investor one (1) share of Series B Preferred Stock (described and defined below) in connection with and pursuant to the Stock Purchase Agreement (described above).

Additionally, in February 2011, the Company issued 2,766,667 shares of restricted common stock to certain current and retired members of the board of directors (including 1,500,000 shares to Roger (Pat) Herbert, the Chairman of Blast, 1,000,000 shares to Michael L. Petersen, a Director and President, and 266,667 shares to Joseph J. Penbera, a former Director) in payment of deferred board fees accrued from October 2008. Fees were converted into shares based on the closing market price of the Company’s stock on February 2, 2011, or at $0.09 per share.

Additionally, in February 2011, the Board of Directors granted an aggregate of 2,000,000 non-qualified stock options under Blast's 2009 Stock Incentive Plan, to certain officers and Directors of the Company in consideration for services rendered, including 1,000,000 to Michael L. Petersen, 700,000 to Andrew Wilson, an employee and non-executive Vice President, and 300,000 to John MacDonald, Blast's Chief Financial Officer.  The options vested immediately, had a term of 10 years, and an exercise price of $0.09 per share.

Blast claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) for the above grants, issuances and sales, since the transactions involving such grants, issuances and sales did not involve a public offering, the recipients took the securities for investment and not resale, and Blast took appropriate measures to restrict transfer.

Item 6. Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Organizational Overview

Blast is striving to become an independent oil and gas producer with some upside potential from its applied fluid jetting technology. We are seeking to grow through the acquisition of primarily oil producing properties and to eventually include oil and gas properties where our applied fluid jetting process could be used to increase production volumes and the value of properties in which we own an interest.

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

Accounting for Asset Retirement Obligations.  If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, Blast will record a liability (an asset retirement obligation or ARO) on its consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for Blast. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statement of income.

Stock-Based Compensation. Pursuant to the provisions of FASB ASC 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. We estimate volatility by considering historical stock volatility. We have opted to use the simplified method for estimating expected term, which is equal to the midpoint between the vesting period and the contractual term.

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

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from the sale of crude oil. Revenue from crude oil sales is recognized when the crude oil is delivered to the purchaser and collectability is reasonably assured. If collection is uncertain, revenue is recognized when cash is collected.  We recognize reimbursements received from third parties for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs.

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

Results of Operations

All dollar amounts discussed in “Item 7” are rounded.  For exact dollar amounts and additional information on our accounting policies, see the financial statements and notes to the financial statements included in Part IV, Item 15 of this Report.

Comparison of  Year Ended December 31, 2010 with the Year Ended December 31, 2009

Oil and Gas Properties.  Revenues and expenses associated with the production from Oil and Gas Properties commenced in October 2010.  Oil and Gas Properties revenues were $109,000 for the year ended December 31, 2010. Lease operating costs for Oil and Gas Properties were $68,000.  The operating income from Oil and Gas Properties was $41,000.

Down-hole Solutions.  Down-hole Solutions revenues were -0- for the year ended December 31, 2010, compared to $20,000 for the year ended December 31, 2009.  Cost of sales for Down-hole Solutions decreased $302,000 to $83,000 for the year ended December 31, 2010, compared to $385,000 for the year ended December 31, 2009. The operating loss from Down-hole Solutions increased by $168,000, to a loss of $672,547 for the year ended December 31, 2010, compared to a loss of $504,681 for the year ended December 31, 2009. The increased operating loss in 2010 was primarily due to the impairment to market value of the AFJ rig partially offset by lower expenses associated with the suspension of field testing of this technology after unsuccessfully attempting to drill laterals on several wells in 2009.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expense decreased by $269,000 to $767,000 for the year ended December 31, 2010, compared to $1,036,000 for the year ended December 31, 2009.  The following table details the major components of SG&A expense over the periods:

	In thousands
	2010	2009	Increase/ (Decrease)
Payroll and related costs	$261	$319	$(58)
Option and warrant expense	47	16	31
Legal fees and settlements	79	100	(21)
Consulting and professional fees	236	366	(130)
Insurance	80	132	(52)
Travel & entertainment	21	41	(20)
Office rent, communications and miscellaneous	43	62	(19)
	$767	$ 1,036	$ (269)

A significant reduction in the use of outside consultants along with reduced payroll costs associated with the reduction in management staff and salaries, a reduction in insurance costs associated with the cessation of activities, reduced travel related expenses and reduced overhead related expenses all attributed to the reduction in general and administrative expenses.

Depreciation - services. Depreciation expense decreased by $4,000 to $135,000 for the year ended December 31, 2010 compared to $139,000 for the year ended December 31, 2009. This decrease is primarily related to the sale of surplus equipment no longer needed for AFJ operations.

Depletion and impairment – oil and gas. Amortization costs of $22,000 for 2010 were the result of depletion on units of production basis and an oil and gas impairment of $48,000 pursuant to the year end full cost ceiling test. Since no oil and gas properties were owned in 2009, there are no depletion or impairment costs in 2009.

Asset Impairment – services equipment.  During 2010, an asset impairment in the amount of $454,000 was taken on the carrying value of the AFJ rig which is currently being temporarily stored and is not in service. The rig was impaired based upon the estimated market price of similar oil field service equipment.

Interest Expense. Interest expense decreased by $9,000 to $98,000 for the year ended December 31, 2010 compared to $107,000 for the year ended December 31, 2009. This decrease is primarily related to the expensing of the fair value of warrants issued together with debt in 2009.

Other Income. Other income was $4,000 for the year ended December 31, 2010 compared to no other income for the year ended December 31, 2009.  The increase was primarily due to certain refunds of prior period expenses.

Loss From Continuing Operations. The loss from continuing operations decreased by $0.1 million to $1.6 million for the year ended December 31, 2010 compared to a loss of $1.7 million for the year ended December 31, 2009.  This decrease is primarily due to a significant reduction in the use of outside consultants along with reduced payroll costs associated with the reduction in management staff and salaries, a reduction in insurance costs associated with the cessation of activities, reduced travel related expenses and reduced overhead related expenses all attributed to the reduction in general and administrative expenses.

Income From Discontinued Operations. Income from discontinued operations was $39,000 for the year ended December 31, 2010 compared to income from discontinued operations of $31,000 for the year ended December 31, 2009.

Net Loss.  Net loss was $1.5 million for the year ended December 31, 2010 compared to net loss of $1.7 million for the year ended December 31, 2009.

Liquidity and Capital Resources

We have no current commitment from our officers and directors or any of our shareholders to supplement our operations or provide us with financing in the future. Additionally, certain of our existing debt agreements may limit our ability to raise new funds through the issuance of new debt securities.  In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Subsequent to the year end 2010, Blast closed on an approximately $2.5 million  lending  arrangement that provided funds toward their participation in the Guijarral Hills Exploitation Project operated by Solimar Energy in California. These funds are expected to be repaid from the net proceeds of the sale of crude oil and natural gas produced from the Guijarral Hills project. However, since the initial well drilled in this project is currently in its testing phase, at this time, we are unable to provide an assurance that such net proceeds will be adequate to repay this loan. The loan is evidenced by Notes which accrue interest at the rate of ten percent (10%) per annum, payable on the first day of each month beginning in March 2011, and have a maturity date of February 24, 2012.  Blast also agreed to pay the Investor an exit fee at such time as the Notes are paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”). However, this Exit Fee will be waived by the Investor if the Test Well achieves an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production.  The repayment of the Notes is secured by substantially all of Blast's assets.

Blast had total current assets of $1.9 million as of December 31, 2010, including a cash balance of $373,000, compared to total current assets of $1.7 million as of December 31, 2009, including a cash balance of $261,000. The increase in current assets is primarily related to the increase in the cash balance resulting from the payment by Quicksilver in September 2010.

Blast had total assets as of December 31, 2010 of $3.6 million compared to total assets of $4.3 million as of December 31, 2009.  This decrease is primarily related to the reduction in equipment value resulting from the 2010 impairment of the AFJ rig to its estimated market value.

Blast had total liabilities of $2.1 million as of December 31, 2010, including current liabilities of $1.0 million compared to total liabilities of $1.7 million as of December 31, 2009, including current liabilities of $539,000.  The increase in current liabilities is primarily related to the notes payable to Sun Resources Texas under the terms of the acquisition (which have since been repaid), deferred board compensation and accrued interest on the related party notes.

Blast had net working capital of $0.9 million and total stockholders’ equity of $1.5 million as of December 31, 2010 compared to net working capital of $1.2 million and total stockholders’ equity of $2.7 million as of December 31, 2009. The reduction in equity is related primarily to the net loss of $1.5 million in 2010.

A secured $1.12 million note with Berg McAfee Companies, LLC ("BMC") remains outstanding as of December 31, 2010.  The note, which was extended for an additional three years from the effective date of the Plan (February 27, 2008), bears interest at eight-percent (8%) per annum, and contains an option to be convertible into shares of the Company’s common stock at the rate of one share of common stock for each $0.20 of the note outstanding. In January 2011, BMC agreed to revise and amend the terms of the note to extend the maturity date of such note from February 27, 2011, to February 27, 2013, to increase the amount of notice the Company is required to provide BMC in the event the Company desires to prepay the note from five (5) days to thirty (30) days), to subordinate the security for such note to the Company’s obligations due to and in connection with the drilling and completion of the Guijarral Hills development project, and to reduce the conversion rate for amounts outstanding under the Note from $0.20 per share  of the Company’s common stock to a rate of $0.08 per share.

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

In December 2009, Blast, through a wholly-owned Delaware subsidiary, Blast AFJ, began a private placement offering of the Series A Preferred Stock of its subsidiary corporation to “accredited” investors and “non-U.S. persons” as such terms are defined under the Securities Act of 1933, as amended.  Pursuant to the offering, the subsidiary offered up to 10,000,000 shares of its Series A Preferred Stock at a purchase price of $2.50 per share ($25,000,000 in total).  Each share of the subsidiary’s Series A Preferred Stock is convertible into one share of Blast’s common stock at any time, and automatically converts into shares of Blast’s common stock on the tenth anniversary of the issuance of the Series A Preferred Stock.  The offering was in connection with the United States Citizenship and Immigration Service (“USCIS”) EB-5 Program, pursuant to which Blast AFJ was formed as a development stage fossil fuel extraction company, to manage the manufacturing and operation of well drilling units or rigs within the geographic area of a regional center designated by the USCIS pursuant to the EB-5 Immigrant Investor Program.  To date, no shares of Series A Preferred Stock of Blast’s subsidiary have been sold and no funds have been raised.  Blast intends to include additional disclosure regarding the offering and the business plan of its wholly-owned subsidiary at such time as any securities have been sold in the offering.

Cash Flows From Operating Activities. Blast had net cash used in operating activities of approximately $0.5 million for the year ended December 31, 2010 which was mainly due to $1.6 million of loss from continuing operations, partially offset by an increase in accrued expenses of $166,000, an increase in accrued expenses of $90,000, impairment expense of $454,000, depreciation of $135,000 and oil and gas property impairment and depletion of $70,000.

Cash Flows from Investing Activities. Blast had net cash used in investing activities of $655,000 for the year ended December 31, 2010 primarily related to the purchase of oil and gas properties.

Cash Flows from Financing Activities. Blast had net cash used in financing activities of $125,000 for the year ended December 31, 2010, primarily related to payments on short-term debt.

Cash Flows from Discontinued Operating Activities.  Blast had net cash provided by discontinued operations of $1.4 million for the year ended December 31, 2010, primarily related to third installment payment to Blast under the lawsuit settlement agreement with Quicksilver Resources in connection with Blast’s discontinued land drilling rig  business.

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

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Interim President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2010, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B. Other Information.

Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on December 20, 2010. A total of 35,019,096 shares of common stock and 6,000,000 Series A preferred stock were present or represented by proxy at the 2010 Annual Meeting, representing 56.4% of the issued and outstanding shares entitled to vote at the meeting. Each holder of Series A preferred stock is entitled to one vote for each share held.

Proposal 1 - At the annual meeting, the following three nominees were elected to serve as directors: Roger (Pat) Herbert, Michael L. Peterson and Donald E. Boyd. The votes cast for the election of directors are set forth below:

Name of Nominee	For	Withheld
Roger (Pat) Herbert	40,745,601	273,495
Michael L. Peterson	40,183,601	835,495
Donald E. Boyd	40,753,601	265,495

Our stockholders also approved the following additional proposal:

Proposal 2 - Ratification of the appointment of GBH CPAs, PC, as independent auditors of the Company for the fiscal year ending December 31, 2010. The votes for this proposal were as follows:

For	Against	Abstentions
40,695,358	183,295	140,443

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The Executive Officers of the Company are elected by the Board of Directors and serve at the discretion of the board.  Our Executive Officers are as follows:

Name	Age	Position
Michael L. Peterson	49	Interim President, CEO and Director
John A. MacDonald	52	Executive V.P., CFO and Secretary

Biographical information for our executive officers is set forth below:

Michael L. Peterson has served as Interim President and CEO since June 2009 and as Director since May 2008. He has enjoyed a successful career in the securities industry in various capacities, including the last six years as a private investor and venture capitalist. He is currently the Chairman and CEO of Solargen Energy, Inc., a developer of utility-scale solar farms where he began serving in December 2008.  Since February 2006, Mr. Peterson has served as founder and managing partner of California-based, Pascal Management. Prior to that, during 2005, he co-founded and became a managing partner of American International Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004 he served as a First Vice President at Merrill Lynch where he helped establish a new private client services division to work exclusively with high net worth investors. For a majority of his career prior to 2000, he was employed by Goldman Sachs & Co. as a Vice President with the responsibility for a team of professionals that advised and managed over $7 billion in assets. Mr. Peterson received his MBA at the Marriott School of Management and a BS from Brigham Young University. In 2006, he became a director of AE Biofuels, a company controlled by Eric McAfee.

John A. MacDonald has served as Chief Financial Officer since April 2007 and as Corporate Secretary since March 2004. From March 2004 until March 2007, Mr. MacDonald served as Vice President of Investor Relations and Corporate Secretary. From January 2004 until March 2004, Mr. MacDonald served as an Investor Relations consultant.  From June 2001 until December 2003 Mr. MacDonald served as Vice President of Investor Relations for Ivanhoe Energy (NASDAQ: IVAN).  Mr. MacDonald held investor relations and financial analysis positions with EEX Corporation and Oryx Energy from 1980 to 2001.  Mr. MacDonald received an MBA from Southern Methodist University in 1994 and his B.A. from Oklahoma State University in 1980.

Directors

All of the current directors will serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified. Our board of directors is as follows:

Name	Age	Position
Roger P. (Pat) Herbert	63	Chairman of the Board
Donald E. Boyd	62	Director
Michael L. Peterson	49	Director

Biographical information for our directors is set forth below:

Donald E. Boyd, age 62, is an experienced oil field professional who has assisted many internationally known companies with drilling and infield engineering issues throughout the world. Since 1998 he has provided consulting services to companies such as Exxon, Phillips Petroleum, Sun Oil and Texaco and most recently smaller independent operators, such as Exploration Inc., Jackson Exploration and Kindee Oil and Gas. In 2005, he co-founded Sun Resources Texas, Inc. and currently serves as President. Prior to January 2005 he served as the manager of all offshore operations for drilling and completion for the U.S. Department of the Interior, Oil & Gas Branch. While there he managed employees with various disciplines, engineers and geologists; certified all foreign offshore drilling units before they could drill in US waters; worked with the EPA to help write regulations regarding offshore environmental concerns; and, worked with the USSR Oil & Gas Department to help them refine their government  leasing programs to improve oil and gas secondary recovery. Prior to that, he worked as a drilling engineer for Global Marine and a drilling manager for Peter Bowen and Cal Pacific drilling companies.  Mr. Boyd received a Bachelor of Science in Petroleum Engineering from Cal State Long Beach in 1973.  Among the many awards and honors that Mr. Boyd has received are:  The Crosnick Foundation Scholarship for Petroleum Engineers; The Kellps Scholarship Award for Petroleum Engineering; and an Excellence Award from the U.S. Department of the Interior.

Director Qualifications:
Mr. Boyd has an extensive background in oil and gas drilling, evaluating prospects, acquiring and managing oil and gas properties. We believe the insights he has gained from these experiences will benefit Blast’s future plans to evaluate and acquire additional oil producing properties and that they qualify him to serve as a director for the Company.

Roger P. (Pat) Herbert, age 63, has served as a Blast director since June 2005 and currently serves as Chairman of the Board.  He has worked in the energy services business for nearly 30 years. He is currently serving as a director and CEO for JDR Cable Systems (Holdings) Ltd – a position he has held since 2002, he also served as a board member and was Audit Committee Chairman for Scorpion Offshore Limited, a publicly-traded Norwegian drilling contractor until it was acquired by Seadrill Limited in May 2010.  Prior to that, he served as COO of Petris Technology for a year and before that he was the Chairman & CEO of GeoNet Energy Services, a company he founded in 2000. Prior to 2000 Mr. Herbert had worked with International Energy Services, Baker Hughes Inc. (NYSE:BHI) and Smith International, Inc., now part of the Schlumberger group.  Mr. Herbert received his MBA from Pepperdine University, his BSE from California State University-Northridge and is a registered professional engineer in the State of Texas.

Director Qualifications:
Mr. Herbert has an extensive background in the oil field service industry and in managing successful business ventures. We believe the insights he has gained from these experiences in businesses similar to Blast’s qualifies him to serve as a director for the Company.

Michael L. Peterson - refer to “Executive Officers” section above for Mr. Peterson’s biographical information.

Director Qualifications:
Mr. Peterson has an extensive background in managing investments, raising capital and focusing on issues relating to shareholder value. We believe the insights he has gained from these experiences are ones that will benefit Blast’s future plans and qualifies him to serve as a director for the Company.

Certain of our Directors are Directors of entities affiliated with BMC which could cause actual or perceived conflicts of interest between us and BMC and could cause the value for our securities to become devalued or worthless.

Family Relationships

There are no family relationships among our directors.

Involvement in Certain Legal Proceedings

None of our director nominees have been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Herbert serves as Chairman and Mr. Peterson serves as Chief Executive Officer.  The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management.  Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s Chief Executive Officer, Mr. Peterson) and the independent members of our Board (currently solely Mr. Herbert as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our Chief Executive Officer, while enabling our independent director to facilitate our Board’s independent oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Risk Oversight

The Board of Directors exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides guidance on risk assessment and mitigation.

Committees of the Board of Directors

We currently have an audit committee, a compensation committee, and a nominating and corporate governance committee.

Audit Committee

The audit committee of the Board of Directors (the “Board”) currently consists of Mr. Herbert, Mr. Boyd and Mr. Peterson. The audit committee selects, on behalf of our Board, an independent public accounting firm to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management, and recommend to the Board whether the audited financials should be included in our Annual Reports to be filed with the SEC. The audit committee operates pursuant to a written charter, which was adopted in 2003. During the last fiscal year, the audit committee held three meetings.

While Mr. Peterson serves as interim CEO and President, he is not considered as an independent member of the Board. However, Mr. Herbert and Mr. Boyd, non-employee directors: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) did not participate in the preparation of our financial statements; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. The Board has determined that Mr. Peterson qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.

Compensation Committee

The compensation committee of the Board consists of Mr. Herbert, Mr. Boyd and Mr. Peterson. The compensation Committee reviews and approves (1) the annual salaries and other compensation of our executive officers, and (2) individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices, and assists with the administration of our compensation plans. The compensation committee operates pursuant to a written charter, which was adopted in 2003.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of the Board currently consists of Mr. Herbert, Mr. Boyd and Mr. Peterson. The nominating and corporate governance committee assists our Board of Directors in fulfilling its responsibilities by: identifying and approving individuals qualified to serve as members of our Board of Directors, selecting director nominees for our annual meetings of shareholders, evaluating the performance of our Board of Directors, and developing and recommending to our board of directors corporate governance guidelines and oversight procedures with respect to corporate governance and ethical conduct. This committee operates pursuant to a written charter adopted in 2003. During the last fiscal year, the Committee held one meeting.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Mr. Herbert, Mr. Boyd and Mr. Peterson. None of the committee members has ever been an employee of Blast Energy Services, Inc. While Mr. Peterson serves as interim CEO and President, he is not considered as an independent member of the Board. None of our remaining executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or compensation committee.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us Michael L. Peterson, John A. MacDonald, Donald E. Boyd, and Roger P. (Pat) Herbert, are currently subject to Section 16(a) filing requirements.  We also believe that Berg McAfee Companies is subject to the Section 16(a) filing requirements and may not have made their required filings with the Commission to date.

Audit Committee Report

The Audit Committee of the Board currently consists of Mr. Herbert, Mr. Boyd and Mr. Peterson.

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

In this context, the Audit Committee has reviewed the Company’s audited financial statements for fiscal 2010 and has met and held discussions with management and GBH CPAs, PC, the Company’s independent auditors.  Management represented to the Audit Committee that the Company’s consolidated financial statements for fiscal 2010 were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee discussed the consolidated financial statements with the independent auditors. The Audit Committee also discussed with GBH CPAs, PC matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees).

GBH CPAs, PC also provided to the Audit Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with GBH CPAs, PC the accounting firm’s independence.

Based upon the Audit Committee’s discussion with management and GBH CPAs, PC, and the Audit Committee’s review of the representation of management and the report of GBH CPAs, PC to the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC.

Submitted by the Audit Committee of the Board of Blast Energy Services, Inc.

Michael L. Peterson, Donald E. Boyd and Roger P. (Pat) Herbert

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

Our executive compensation is designed to reward achievement of the Company’s corporate goals. In 2010, our corporate goals were primarily focused on growing the Company’s oil and gas production businesses and testing the AFJ process.

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

Executive compensation consists of the following elements:

Base Salary.  Base salaries for our executives are generally established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions and recognizing the Company’s ability to pay. Prior to making its recommendations and determinations, the Compensation Committee reviews each executive’s (i) historical pay levels; (ii) past performance; and (iii) expected future contributions.

The Compensation Committee does not use any particular indices or formulae to arrive at each executive’s recommended pay level.

Incentive Bonus. The Compensation Committee reserves the right to provide our executives incentive bonuses, which the Committee may grant in its sole discretion, if they believe such bonuses are in Blast’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue generated as a direct result of the actions and abilities of those executives.

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

Options are generally granted through our 2009 Stock Incentive Plan, which authorizes us to grant options to purchase shares of common stock to our employees and directors. The Compensation Committee reviews and approves stock option awards to executive officers in amounts that are based upon a review and assessment of (i) competitive compensation data; (ii) individual performance; (iii) each executive’s existing long-term incentives; and (iv) retention considerations.

Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management, such as the CEO. Stock options are granted with an exercise price equal to the fair market value of our common stock on the day of grant and typically vest ratably over a three year period. In 2010, no stock options were awarded to executive officers.

Compensation Committee Report

The members of the Compensation Committee are Roger P. (Pat) Herbert, Donald E. Boyd and Michael L. Peterson.

The Compensation Committee administers Blast’s 2003 Employee Stock Option Plan and 2009 Stock Incentive Plan; reviews compensation components to be provided to Blast’s officers, employees, and consultants; grants options to purchase common stock and restricted stock to Blast’s officers, employees, and consultants; and reviews and makes recommendations to the Board regarding all forms of compensation to be provided to the members of the Board. The Compensation Committee believes it has fulfilled its responsibilities under its charter for the fiscal year ended December 31, 2010.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) for the fiscal year ended December 31, 2010 with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Blast’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Submitted by the Compensation Committee of the Board of Blast Energy Services, Inc.

Roger P. (Pat) Herbert, Donald E. Boyd and Michael L. Peterson

Summary Compensation Table*

The following tables set forth certain information earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended December 31, 2010. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2010; (ii) were serving at fiscal year-end as our two most highly compensated executive officers, and (iii) up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Year	Salary ($)	Option & Warrant Awards ($)1	All Other Compensation ($)	Total ($)
Michael L. Peterson	2010	-	-	49,5005	49,500
Interim President and CEO	2009	-	-	33,0005	33,000

John O’Keefe	2010	-	-	-	-
Former President and CEO	2009	91,6672	-	-	91,667

John A. MacDonald	2010	93,7503	-	-	93,750
CFO and Secretary	2009	109,3752	-	-	109,375

Andrew G. Wilson	2010	120,0213,4	-	-	120,0212
Non-executive V.P. Business Development	2009	127,6042	-	-	127,604

______________________

*Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer of the Company received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.

(1) Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2) Reflects the furlough of Mr. O’Keefe and the reduction in half for the salaries of Mr. MacDonald and Mr. Wilson in June 2009. Mr. O’Keefe’s furlough ended with his resignation in October 2010.

(3) Reflects the return to full pay on September 1, 2010.

(4) Includes $31,167 in deferred pay from 2010.

(5) Accrued board fees for 2009 and 2010, all deferred into 2011.

Executive Employment Agreements

John A. MacDonald is employed by us pursuant to an Employment Agreement entered into upon the confirmation of the Plan of Reorganization on February 27, 2008.  Mr. MacDonald is employed as Executive Vice President and CFO of the Company at an annual salary of $150,000.  The term of the agreement was for one year and is automatically renewed unless cancelled by the Board. The contract may be cancelled by either party with a 60-day written notice. Should the contract be cancelled by the Company, he is entitled to severance pay equal to six months pay. Mr. MacDonald is also entitled to participate in our annual compensation program with a potential bonus up to 50% of his base. Mr. MacDonald had been the Company’s CFO since April 2007 and retained his duties as Vice President of Investor Relations and Corporate Secretary since March 2004. On June 15, 2009, at the request of the Board, Mr. MacDonald’s annual salary was temporarily reduced to $75,000 until September 1, 2010. In December 2010, Mr. MacDonald was informed by the Company that his contract will not be renewed on February 28, 2011 and that he would continue to be employed month to month on an at-will basis.

Andrew G. Wilson is employed by us pursuant to an Employment Agreement entered into upon the confirmation of the Plan of Reorganization on February 27, 2008.  Mr. Wilson is employed as Vice President - Business Development (a non-executive position) of the Company at an annual salary of $175,000.  The term of the agreement was for one year and is automatically renewed unless cancelled by the Board. The contract may be cancelled by either party with a 60-day written notice. Should the contract be cancelled by the Company, Mr. Wilson is entitled to severance pay equal to six months pay. Mr. Wilson is also entitled to participate in our annual compensation program with a potential bonus up to 50% of his base. On June 15, 2009, at the request of the Board, Mr. Wilson’s salary was temporarily reduced to $87,500. Mr. Wilson returned to full-time employment on September 1, 2010, but has elected to defer half his salary until such time that business activities generate adequate cash flow to support his full salary. In December 2010, Mr. Wilson was informed by the Company that his contract will not be renewed on February 28, 2011 and that he would continue to be employed month to month on an at-will basis.

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

2010 Grants of Plan Based Awards

There were no grants of options or warrants to the Named Executive Officers in 2010.

Award of Options to Management Subsequent to Year End 2010
In February 2011, the Board of Directors awarded non-qualified options under the 2009 Stock Incentive Plan to certain named executives and non-executive members of the management team. The options vest immediately, have a ten year term and an exercise price of $0.09 per share and were awarded as follows:

Michael Peterson, Interim President and CEO	1,000,000
Andrew Wilson, Non-executive V.P. Business Development	700,000
John MacDonald, Chief Financial Officer	300,000

2010 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2010 for each of the Named Executive Officers.

Warrant and Option Awards
Name	Number of Securities Underlying Unexercised Equity Awards (#) Exercisable	Number of Securities Underlying Unexercised Equity Awards (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael L. Peterson	141,667	8,333	$ 0.20	05/28/13

John O’Keefe	400,000(1)	-	$ 0.20	05/15/13
(Former President and CEO)	80,000	-	$ 4.28	01/21/14
	420,000	-	$ 0.90	07/29/14
	400,000	-	$ 0.80	12/31/15

John A. MacDonald	200,000(1)	-	$ 0.20	05/15/13
	100,000	-	$ 0.40	03/14/15
	50,000	-	$ 0.80	12/31/15
______________________
(1) Represents award of warrants.  All other equity awards represent options.

2010 Director Compensation

The following table presents summary information for the year ended December 31, 2010 regarding the compensation of the non-employee members of our Board of Directors.

	Fees Earned ($)(1)	Option Awards ($)(2)	Total ($)
John R. Block(3)	17,500	-	17,500
Roger P. (Pat) Herbert	60,000	-	60,000
Michael L. Peterson	49,500	-	49,500
 _____________________

(1)	Amounts in this column represent 2010 board compensation fees that were deferred at year end.

(2)	There were no grants of options or warrants to Board members in 2010.

(3)	Former director – resigned in June 2010.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 12, 2011, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of April 12, 2011, there were 71,425,905 shares of common stock issued and outstanding including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

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

Name and Address of Beneficial Owner1	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%
Laurus Master Fund Ltd.	8,995,089	(2)	11.38%
335 Madison Ave.
New York, New York 10017

Berg McAfee Companies LLC(3)	22,285,745	(4)	26.09%
2400 Stevens Creek Blvd., Suite 700
Cupertino, California 95014

McAfee Capital LLC(5)	6,080,000	(6)	8.06%
2400 Stevens Creek Blvd., Suite 700
Cupertino, California 95014

Eric A. McAfee	29,578,843	(7)	34.48%
2400 Stevens Creek Blvd., Suite 700
Cupertino, California 95014

Clyde Berg	28,740,745	(8)	34.33%
2400 Stevens Creek Blvd., Suite 700
Cupertino, California 95014

Officers and Directors:
Michael L. Peterson	2,950,000	(9)	4.06%
John MacDonald	772,000	(10)	1.07%
Donald E. Boyd	1,855,500	(11)	2.60%
Roger P. (Pat) Herbert	2,146,500	(12)	3.00%

All directors and executive officers as a group (4 persons)	7,724,000	(13)	10.73%
______________________
* Less than 1%

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is c/o Blast Energy Services, Inc., 14550 Torrey Chase Blvd., Suite 330, Houston, Texas 77014.

(2)
Consisting of (i) 1,350,000 shares of common stock and (ii) 7,645,089 shares of common stock underlying warrants.  Under the terms of the warrants, Laurus is prohibited from exercising the warrants in an amount which would cause it and its affiliates to beneficially own more than 4.99% of the common stock of Blast.

(3)	Berg McAfee Companies is controlled by Clyde Berg and Eric McAfee.

(4)
Consisting of (i) 8,285,745 shares of common stock held by Berg McAfee Companies LLC; and (ii) 14,000,000 shares of common stock issuable upon the conversion of the amended related party promissory note.

(5)	McAfee Capital is controlled by Eric McAfee. Eric McAfee is the Company’s former Vice-Chairman.

(6)
Consisting of (i) 2,080,000 shares of common stock; (ii) 3,000,000 shares of common stock issuable upon conversion of preferred stock at $.20 per share; and (iii) 1,000,000 shares of common stock underlying warrants exercisable at $0.10 per share.

(7)
Consisting of: (i) 1,213,098 common shares held personally, including 90,000 shares held by members of Mr. McAfee’s household, which Mr. McAfee is deemed to beneficially own; (ii) 8,733,436 shares of common stock held by Berg McAfee Companies LLC and (iii) 14,000,000 shares of common stock issuable upon the conversion of the amended related party promissory note, which Mr. McAfee is deemed to beneficially own; (iv) 2,080,000 common shares of common stock held by McAfee Capital LLC, which Mr. McAfee is deemed to beneficially own; and (v) 3,000,000 common shares issuable upon conversion of the Convertible Preferred Stock and warrants to purchase 1,000,000 shares issued in connection with the Convertible Preferred Stock offering held by McAfee Capital LLC, which Mr. McAfee is deemed to beneficially own.

(8)
Consisting of: (i) 2,455,000 common shares held personally, (ii) 8,285,745 shares of common stock held by Berg McAfee Companies LLC and (iii) 14,000,000 shares of common stock issuable upon the conversion of the amended related party promissory note, which Clyde. Berg is deemed to beneficially own; (iv) 3,000,000 shares of common stock issuable upon conversion of preferred stock at $.20 per share; and (v) 1,000,000 shares of common stock underlying warrants exercisable at $0.10 per share.

(9)
Consisting of (i) 1,800,000 shares of common stock held personally, including 1,000,000 shares of common stock held by a family trust which Mr. Peterson is deemed to beneficially own and (ii) 1,150,000 shares of common stock underlying currently exercisable stock options.

(10)
Consisting of: (i) 122,000 shares of common stock; (ii) 450,000 shares of common stock underlying currently exercisable stock options; and (iii) 200,000 shares underlying currently exercisable warrants.

(11)	Consisting of: (i) 1,855,500 shares of common stock.

(12)	Consisting of (i) 1,972,500 shares of common stock and (ii) 174,000 shares of common stock underlying currently exercisable stock options.

(13)	Consisting of the holdings provided above in notes 9 through 12.

Item 13. Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Berg McAfee Companies

On July 15, 2005, Blast entered into an agreement to develop its initial applied jetting rig with Berg McAfee Companies, LLC (“BMC”). The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period.  Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating ninety percent to Blast and ten percent to BMC for a ten-year period following repayment. After ten years, Blast will receive all of the revenue from the rig. BMC also has the option to fund an additional three rigs under these commercial terms.

In 2008, BMC extended the term for the $1 million Note secured on the Applied Fluid Jetting rig for three years. The revised Note was issued for $1.12 million, including accumulated interest, and carries an 8% interest rate and is convertible into common stock at $0.20 per share.

On January 5, 2011, BMC agreed to revise and amend the terms of the note to extend the maturity date of such note from February 27, 2011, to February 27, 2013, to increase the amount of notice the Company is required to provide BMC in the event the Company desires to prepay the note from five (5) days to thirty (30) days), to subordinate the security for such note to the Company’s obligations due to and in connection with the drilling and completion of the Guijarral Hills development project, and to provide BMC the right to convert the amount outstanding under the note into shares of the Company’s common stock at the rate of $0.08 per share.

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

Award of Options to Management Subsequent to Year End 2010

In February 2011, the Board of Directors awarded non-qualified options under the 2009 Stock Incentive Plan to certain named executives and non-executive members of the management team. The options vest immediately, have a ten year term and an exercise price of $0.09 per share and were awarded as follows:

Michael Peterson, Interim President and CEO	1,000,000
Andrew Wilson, Non-executive V.P. Business Development	700,000
John MacDonald, Chief Financial Officer	300,000

Director Independence
Director	Independent	Audit Committee	Nominating & Corporate Governance Committee
Donald E. Boyd	X	X	X
Roger P. (Pat) Herbert	X	X	X
Michael L. Peterson		X	X

While Mr. Peterson serves as interim CEO and President, he is not considered as an independent member of the Board.

Michael L. Peterson is also a director of AE Biofuels, Blast’s Interim President and CEO and current board member is also a director of AE Biofuels, a California-based vertically integrated biofuels company.  The Chairman and CEO of AE Biofuels is Eric McAfee. Mr. McAfee is also the managing partner for McAfee Capital LLC and president of Berg McAfee Companies LLC, both of whom are significant shareholders of Blast.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by GBH CPAs, PC for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009.

	2010	2009
GBH CPAs, PC:
Audit fees(1)	$ 59,350	$ 46,550
Other non-audit fees(2)	-	-
Tax related fees(3)	-	-

Total	$ 59,350	$ 46,550

(1)
Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Other fees include professional services for review of various filings and issuance of consents.

(3)	Tax fees include professional services relating to preparation of the annual tax return.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)      1.      Financial Statements

2.	Financial Statement Schedules

The required information is included in the Consolidated Financial Statements or Notes thereto.

3.	List of Exhibits

Exhibit 2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K

Exhibit 2.2	Articles of Merger (California and Texas) Filed on April 7, 2008 with the SEC, Form 10-KSB

Exhibit 3.1	Certificate of Formation Texas Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 3.2	Certificate of Designation of Series A Preferred Stock Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 3.3	Amended and Restated Certificate of Designation of Series A Preferred Stock Filed January 13, 2011 with the SEC, Form 8-K

Exhibit 3.4	Certificate of Designation of Blast’s Series B Preferred Stock Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 3.5	Bylaws of Blast Energy Services, Inc., Texas Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

Exhibit 4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

Exhibit 4.3	2003 Stock Option Plan Filed November 20, 2003 with the SEC, Form 10-QSB

Exhibit 4.4	Blast Energy Services, Inc. 2009 Stock Incentive Plan Filed August 14, 2009 with the SEC, Form 10Q

Exhibit 10.1	Second Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.2	First Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.3	Subscription Agreement and Related Exhibits with Clyde Berg Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.4	Subscription Agreement and Related Exhibits with McAfee Capital, LLC Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.5	Laurus Master Fund, Ltd. $2.1 million Security Agreement Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.6	Berg McAfee Companies $1.12 million Note Filed March 6, 2008 with the SEC, Form 8-K

Exhibit 10.7	Settlement Agreement Filed on May 14, 2007 with the SEC, Form 8-K

Exhibit 10.8	Eagle Domestic Drilling Operations LLC and Hallwood Energy, LP and Hallwood Petroleum LLC Settlement Agreement Filed on April 7, 2008 with the SEC, Form 10-KSB

Exhibit 10.9	Employment Agreement with John O’Keefe Filed on November 13, 2008 with the SEC, Form 10-Q

Exhibit 10.10	Employment Agreement with John MacDonald Filed on November 13, 2008 with the SEC, Form 10-Q

Exhibit 10.11	Settlement Agreement Filed on February 9, 2010 with the SEC, Form 8-K

Exhibit 10.12	Letter of Intent to acquire Sugar Valley Interest Filed on May 3, 2010 with the SEC, Form 8-K

Exhibit 10.13	Agreement to Purchase Sugar Valley Interest Filed on September 23, 2010 with the SEC, Form 8-K

Exhibit 10.14	Promissory Note with Sun Resources Texas, Inc. Filed on September 23, 2010 with the SEC, Form 8-K

Exhibit 10.15	Letter of Intent to Farm in to Guijarral Hills Extension Exploitation Project Filed on November 2, 2010 with the SEC, Form 8-K

Exhibit 10.16	Asset Purchase Agreement with GlobaLogix, Inc. Filed on January 5, 2011 with the SEC, Form 8-K

Exhibit 10.17	Amendment No. 1 to 2008 Promissory Note with Berg McAfee Companies, LLC Filed on January 13, 2011 with the SEC, Form 8-K

Exhibit 10.18	Amendment No. 1 to 2008 Promissory Note with BMC Filed January 13, 2011 with the SEC, Form 8-K

Exhibit 10.19	Note Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.20	Senior Secured Promissory Note (First Tranche) Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.21*	Senior Secured Promissory Note (Second Tranche)

Exhibit 10.22	Guaranty Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.23	Security Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.24	Stock Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10. 25	Royalty Payment Letter Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.26	Subordination and Intercreditor Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.27	Placement Agent Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 16.1	Letter from Malone & Bailey, PC Filed on March 5, 2008 with the SEC, Form 8-K

Exhibit 21.1*	Subsidiaries

Exhibit 23.1*	Consent of Mire & Associates Inc.

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

BLAST ENERGY SERVICES, INC.

By:	/s/ Michael L. Peterson
Michael L. Peterson Interim President and Principal Executive Officer
By:	/s/ John A. MacDonald
John MacDonald Chief Financial Officer and Principal Accounting Officer

Date:	April 12, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. PETERSON	Interim President and	April 12, 2011
Michael L. Peterson	Principal Executive Officer and Director

/s/ JOHN A. MACDONALD	Chief Financial Officer and	April 12, 2011
John A. MacDonald	Principal Accounting Officer

/s/ ROGER P. HERBERT	Director	April 12, 2011
Roger P. Herbert

/s/ DONALD E. BOYD	Director	April 12, 2011
Donald E. Boyd

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Blast Energy Services, Inc.
 Houston, Texas

We have audited the accompanying consolidated balance sheets of Blast Energy Services, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of Blast Energy Services, Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blast Energy Services, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Blast Energy Services, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Blast incurred a loss from continuing operations for the year ended December 31, 2010 and has an accumulated deficit at December 31, 2010 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 12, 2011

BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash	$373,470	$261,164
Accounts receivable, net	19,466	-
Other assets	36,203	25,532
Current portion of long-term receivable	1,440,000	1,440,000
Total current assets	1,869,139	1,726,696

Oil and gas properties, full cost method, net of depletion and impairment of, $69,432 and -0-	1,122,056	-
Equipment, net of accumulated depreciation and impairment of $751,386 and $190,327	470,776	1,101,959
Option on oil and gas properties	100,000	-
Long-term accounts receivable	-	1,440,000
Assets related to discontinued operations – held for sale	65,626	70,234
Total assets	$3,627,597	$4,338,889

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$29,575	$73,846
Accrued expenses	447,173	295,772
Accrued expenses – related party	255,397	165,797
Notes payable – other, net of discount of $14,028 and $0	260,372	3,794
Total current liabilities	992,517	539,209

Long-term liabilities:
Notes payable – related party	1,120,000	1,120,000
Notes payable – long term portion	-	15,588
Asset retirement obligations – noncurrent	10,862	-
Liabilities related to discontinued operations – held for sale	-	1,890
Total liabilities	2,123,379	1,676,687

Stockholders’ equity (deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized; 6,000,000 shares issued and outstanding	6,000	6,000
Common stock, $.001 par value, 180,000,000 shares authorized; 67,909,238 and 61,819,904 shares issued and outstanding	67,909	61,820
Additional paid-in capital	75,492,738	75,136,853
Accumulated deficit	(74,062,429)	(72,542,471)
Total stockholders’ equity	1,504,218	2,662,202
Total liabilities and stockholders’ equity	$3,627,597	$4,338,889

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010		2009

Revenue:
Oil and gas sales		$109,443	$-
Services revenue		-	20,000
Total Revenue		109,443	20,000

Operating expenses:
Cost of sales - services		83,025	385,255
Lease operating costs		68,216	-
Selling, general and administrative		766,845	1,036,254
Depreciation– services		135,439	139,426
Amortization and impairment – oil and gas		69,432	-
Accretion expense		472	-
Asset impairment		454,082	50,479
Bad debt expense		-	6,716
(Gain) Loss on disposal of equipment		(3,337)	3,885
Total operating expenses		1,574,174	1,622,015

Operating loss		(1,464,731)	(1,602,015)

Other income (expense):
Other income		3,921	-
Interest income		17	245
Interest expense		(97,860)	(106,785)
Total other income (expense)		(93,922)	(106,540)

Loss from continuing operations		(1,558,653)	(1,708,555)
Income from discontinued operations, including gain on sale of $38,695 for 2010		38,695	30,640
Net loss		$(1,519,958)	$(1,677,915)

Preferred dividends		240,000	240,000
Net loss attributable to common shareholders		$(1,759,958)	$(1,917,915)

Net income (loss) per share attributable to common shareholders - Basic :
Continuing operations		$(0.03)	$(0.03)
Discontinued operations		-	-
Net loss	$	(0.03)	$(0.03)

Net income (loss) per share attributable to common shareholders - Diluted:
Continuing operations		$(0.03)	$(0.03)
Discontinued operations		-	-
Net loss		$(0.03)	$(0.03)

Weighted average common shares outstanding:
Basic		63,572,000	61,526,377
Diluted		63,572,000	61,526,377

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at December 31, 2008	6,000,000	$6,000	60,432,404	$60,432	$75,102,481	$(70,864,556)	$4,304,357

Common stock issued for:
Cashless exercise of warrants	-	-	1,350,000	1,350	(1,350)	-	-
Services	-	-	37,500	38	7,462	-	7,500
Amortization of option expense	-	-	-	-	15,762	-	15,762
Warrant expense	-	-	-	-	12,498	-	12,498
Net loss	-	-	-	-	-	(1,677,915)	(1,677,915)

Balances at December 31, 2009	6,000,000	$6,000	61,819,904	$61,820	$75,136, 853	$(72,542,471)	$2,662,202

Common stock issued for:
Oil and gas properties	-	-	6,000,000	6,000	294,000	-	300,000
Services	-	-	89,334	89	14,711	-	14,800
Amoritzation of option expense	-	-	-	-	9,140	-	9,140
Warrant expense	-	-	-	-	38,034	-	38,034
Net loss	-	-	-	-	-	(1,519,958)	(1,519,958)

Balances at December 31, 2010	6,000,000	$6,000	67,909,238	$67,909	$75,492,738	$(74,062,429)	$1,504,218

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,558,653)	$(1,708,555)
Income from discontinued operations	38,695	30,640
Loss from continuing operations	$(1,519,958)	$(1,677,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,439	139,426
Depletion and impairment – oil and gas	69,432	-
Accretion of asset retirement obligation	472
Impairment of long lived assets	454,082	50,479
Amortization of debt discount	4,874	-
Stock issued for services	-	7,500
Stock compensation	9,140	15,762
Warrants	38,034	12,498
(Gain)/Loss on disposal of equipment	(3,337)	3,885
Change in:
Accounts receivable	(26,812)	48,784
Prepaid expenses and other current assets	81,521	136,794
Accounts payable	(5,346)	49,761
Accrued expenses	166,201	236,258
Accrued expenses – related party	89,600	-
Deferred revenue	(1,890)	(7,569)
Net Cash Used in Operating Activities	(508,548)	(984,337)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	45,000	5,000
Cash paid for purchase of fixed assets	-	(77,520)
Cash paid for acquisition of oil and gas properties	(700,000)	-
Cash paid for construction of equipment	-	(10,511)
Net Cash Used in Investing Activities	(655,000)	(83,031)

Cash Flows From Financing Activities:
Payments on short-term debt	(125,221)	(183,099)
Borrowings on short-term debt	-	60,000
Net Cash Used In Financing Activities	(125,221)	(123,099)

Discontinued operating activities	1,401,075	720,000
Net cash provided by discontinued operations	1,401,075	720,000

Net change in cash	112,306	(470,467)
Cash at beginning of period	261,164	731,631
Cash at end of period	$373,470	$261,164

Cash paid for:
Interest	$3,386	$4,238
Income taxes	-	-
Non-Cash Transactions:
Cashless exercise of warrants	-	1,350
Prepaid insurance financed with note payable	80,239	121,026
Common stock issued for accrued liabilities	14,800	-
Common stock issued for acquisition of oil and gas properties	300,000	-
Note payable issued for acquisition of oil and gas properties	281,098	-
Asset retirement obligation assumed	10,390	-
Property financed with note payable	-	21,455

See notes to the consolidated financial statements

BLAST ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS OVERVIEW AND SUMMARY OF ACCOUNTING POLICIES

Business. Blast Energy Services, Inc. (“Blast” or the “Company”) is seeking to become an independent oil and gas producer with additional revenue potential from its applied fluid jetting ("AFJ") technology. Blast plans to grow operations, initially through the acquisition of oil producing properties, and then eventually through the acquisition of oil and gas properties where our applied fluid jetting process could be used to increase field production volumes and, therefore, the value of the properties in which it owns an interest.

During 2010, Blast's management chose to change the direction of the Company away from solely trying to commercialize the AFJ process, to also attempting to generate operating capital from investing in oil producing properties. Moving forward, Blast hopes to acquire properties where the AFJ Process can be applied on wells in which Blast owns an interest. As a part of this shift in strategy, in September 2010, with an effective date of October 1, 2010, Blast closed on the acquisition of oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas, and in October 2010, Blast entered into a Letter of Intent with Solimar Energy LLC, both as further described below.  Blast also determined that the Satellite Services business was no longer a crucial part of Blast’s future and steps were taken to divest this business unit. See Note 15.

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

Blast’s consolidated financial statements include the accounts of Blast and its wholly-owned subsidiaries All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.  Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the current presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.  Significant estimates include those with respect to the amount of recoverable oil and gas reserves, the fair value of financial instruments, oil and gas depletion, asset retirement obligations and stock based compensation.

Fair Value of Financial Instruments.  The carrying amount of Blast’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. Management believes the fair value of the promissory note issued in connection with the acquisition of the Sugar Valley oil and gas interests approximates it fair value due to the discount rate applied (which represented an approximation of the Company’s incremental borrowing rate for collateralized obligations) and the short-term nature of the instrument.

Cash Equivalents.  Blast considers all highly liquid investments with original maturities of three months or less cash equivalents.

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from the sale of crude oil and down hole services. Revenue from crude oil sales is recognized when the crude oil is delivered to the purchaser and collectability is reasonably assured. If collection is uncertain, revenue is recognized when cash is collected.  We recognize reimbursements received from third parties for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs.

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of customers’ financial condition. Blast determines any required allowance by considering a number of factors, including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2010 and 2009, Blast has determined that no allowance for doubtful accounts is required. During the year ended December 31, 2009, Blast recognized bad debt expense of $6,716 related to several dated receivable balances determined to be uncollectible.

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

Impairment of Long-Lived Assets.  Blast reviews the carrying value of its long-lived assets (other than oil and gas properties, which are subject to a quarterly ceiling test impairment analysis) annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  Blast assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition.  If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value.  During the fourth quarter of the 2010, we evaluated the carrying value of the AFJ rig utilized in our down-hole solutions segment and, based upon our analysis, recorded an impairment of approximately $454,000 to reduce the carrying value to its estimated fair value.

Stock-Based Compensation. Pursuant to the provisions of FASB ASC 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We estimate volatility by considering historical stock volatility. We have opted to use the simplified method for estimating expected term, which is generally equal to the midpoint between the vesting period and the contractual term.

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

Earnings or Loss Per Common Share.  Basic earnings per common share equals net earnings or loss attributable to common shareholders divided by the weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the years ended December 31, 2010 and 2009, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.  Potentially dilutive securities excluded from the diluted earnings per share calculation for December 31, 2010 consisted of outstanding options and warrants to purchase 14,603,881 shares of our common stock, and preferred stock convertible into approximately 30,000,000 shares of our common stock.   Potentially dilutive securities excluded from the diluted earnings per share calculation for December 31, 2009 consisted of outstanding options and warrants to purchase 15,215,381 shares of our common stock, and preferred stock convertible into approximately 30,000,000 shares of our common stock.

Oil and Gas Properties, Full Cost Method. Blast uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs, and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities, if any, are capitalized as oil and gas property costs on a field by field basis. Sales of oil and gas properties or interests therein are credited against capitalized costs in the full cost pool. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Blast will assess the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Blast to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of oil and gas properties will be amortized using the units of production method.

Ceiling Test. In applying the full cost method, Blast will perform an impairment test (ceiling test) at each reporting date commencing on December 31, 2010, whereby the carrying value of oil and gas property and equipment is compared to the “estimated present value” of its proved reserves, discounted at a 10 percent interest rate of future net revenues based on current operating conditions at the end of the period and the average, first day of the month price received for oil and gas production over the preceding 12 month period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of December 31, 2010, the application of the ceiling test resulted in a charge to impairment of $47,812, which is included in impairment expense in the accompanying statement of operations.

Accounting for Asset Retirement Obligations. If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, Blast will record a liability (an asset retirement obligation or ARO) on its consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for Blast. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statement of income.

The components of the change in the Company’s asset retirement obligations during 2010 are shown below.

2010
Asset retirement obligations, January 1	$ -
Additions and revisions	10,390
Settlements and disposals	-
Accretion expense	472

Asset retirement obligations, December 31	$10,862

The Company had no asset retirement obligations prior to the acquisition of oil and gas properties from Sun Resources Texas more fully discussed in Note 5 below.

Recently Issued Accounting Pronouncements.

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on Blast’s financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

Blast had a cash balance of approximately $373,000, current assets of approximately $1.9 million and stockholders’ equity of approximately $1.5 million as of December 31, 2010. Blast had a loss from continuing operations of approximately $1.5 million for the year ended December 31, 2010 and an accumulated deficit at December 31, 2010 of approximately $74.1 million. The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create uncertainty as to Blast’s ability to continue as a going concern. Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments, as well as obtain financing from third parties.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Leases

Blast sub-leases approximately 850 square feet of office space in Houston, Texas that serves as its corporate offices. The lease is on a month-to-month basis at a monthly cost of $2,000. Additionally, Blast leases storage space for its AFJ related equipment on a month- to-month basis at a monthly cost of $200 from a private individual located in Hockley, Texas.

Schedule of Payments for Notes Payable

	Sun Resources Texas(1)	Berg McAfee Companies
2011	$270,000	-
2012	-	-
2013	-	$1,120,000
Total	$270,000	$1,120,000

(1) In February 2011, a portion of the proceeds from the lending arrangement described in Subsequent Events below were used to payoff the note payable to Sun Resources Texas in full.

Guijarral Hills Exploitation Project
In October 2010, Blast entered into a letter of intent with Solimar Energy LLC (“Solimar”), which provides Blast the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California. Solimar is a wholly-owned subsidiary of Solimar Energy Limited, a publicly-traded company on the Australia Stock Exchange based in Melbourne, Australia.

Under the terms of the letter of intent with Solimar, Blast had an option to participate in the Guijarral Hills project on a promoted basis of 66-2/3 percent (%) of the costs to drill and complete the initial planned well. After the drilling of the initial well, Blast will earn a 50% working interest, with net revenue interest of 38% in the entire project’s 2,543 acres and will be required to contribute on an equal heads up basis (i.e., 50% of all costs) on any additional wells that may be drilled in the project.

Pursuant to the letter of intent, Blast paid Solimar a non-refundable fee of $100,000, which has been capitalized in the accompanying balance sheet under the caption Option on oil and gas properties, in return for the exclusive right for a period of 90 days to execute a definitive agreement.

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

In February 2011, Blast subsequently signed a definitive Farmout agreement with Solimar and secured funds through a third party lending arrangement to participate in the initial well of the project.  See Note 16 for further discussion of the Farmout agreement and the related financing commitments.

Placement Agreement
In November 2010, Blast entered into a non-exclusive Placement Agent Agreement with Trident Partners Ltd. (“Trident” and the “Placement Agreement”). Pursuant to the Placement Agreement, Trident agreed to assist Blast in raising capital in a private offering.  In consideration for such assistance, Blast agreed to grant to certain principals of Trident fully vested warrants, exercisable for one year from the date of the agreement, to purchase up to 750,000 shares of Blast’s common stock at an exercise price of $0.01 per share.  Subsequent to year end 2010, Trident principals exercised these warrants and have been issued 750,000 shares of restricted common stock for cash proceeds of $7,500.

Additionally, Blast agreed to provide Trident a cash fee of 10% of the proceeds received from the sale of any equity or equity-linked securities to any party introduced by Trident (each an “Investor”); warrants to purchase shares of common stock equal to 10% of the total number of shares of common stock sold or granted in connection with any funding (on similar terms as the Placement Warrants); and Blast agreed to grant Trident a net revenue interest equal to 10% of any revenue interest provided to any Investors in any closing (the “Placement Fees”).  The requirement to pay the Placement Fees in connection with any subsequent investment by an Investor continues in effect for 12 months following the expiration of the Placement Agreement on or about February 15, 2011. With the closing of the lending arrangement described below in Note 16, Blast owes a cash fee to Trident of approximately $227,000. As of the date of this filing, $100,000 of this fee has been paid.

NOTE 4 – EQUIPMENT

Equipment consists of the following:

Description	Life	December 31, 2010	December 31, 2009
Computer equipment	3 years	$ 14,188	$ 22,313
Tractor	4 years	36,975	98,974
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	1,166,215	1,166,215
Equipment		$ 1,222,162	$ 1,292,286

Less:
Accumulated depreciation		(297,304)	(190,327)
Impairment		(454,082)	-
Equipment, net		$ 470,776	$ 1,101,959

During the fourth quarter of the 2010, we evaluated the carrying value of the AFJ rig utilized in our down-hole solutions segment and which has been temporarily idled pending sufficient funding to resolve certain mechanical issues and, based upon our analysis, recorded an impairment of approximately $454,000 to reduce the carrying value to the estimated fair value of approximately $450,000.

NOTE 5 – ACQUISITION OF OIL AND GAS PROPERTIES

On September 23, 2010, Blast closed on a sales agreement with Sun Resources Texas, Inc., a privately-held company based in Longview, Texas (“Sun”), to acquire Sun’s oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas (the “Field”).

Under the terms of the agreement, Blast paid $1.2 million in cash, common stock and the issuance of a promissory note payable (as described below) for Sun’s approximately 65% working interest (revenue interest of approximately 50%) in three wells in the Field currently producing a total of approximately 43 gross barrels of oil per day from the Gravier Sand formation.

Under the terms of the sales agreement with Sun, Blast (i) made a cash payment of $600,000; (ii) issued an interest free promissory note for $300,000 payable at a rate of $10,000 per month commencing October 31, 2010, with the final balance payable in full on or before October 8, 2011; and (iii) issued to the shareholders of Sun 6,000,000 shares of restricted common stock of Blast with a value of $300,000 based upon the $0.05 per share closing market price of Blast’s common stock on the day the agreement was signed.

The following table summarizes the consideration paid by Blast and the assets acquired at October 1, 2010:

October 31, 2010
Purchase price
Cash	$600,000
Non-interest bearing promissory note (discounted at 8%)	281,098
Common shares issued valued at $0.05 per share	300,000
Total purchase price	$1,181,098

Fair value of oil and gas assets acquired	$1,181,098

Blast allocated 100% of the purchase price to the proved oil and gas properties acquired from Sun based upon the estimated fair value of those properties, which was calculated using estimated future cash flows from the proved reserves (as determined by a third party reservoir engineer and using NYMEX strip prices as of the acquisition date of October 1, 2010), reduced for estimated future operating costs and discounted at Blast’s estimated weighted average cost of capital as of the acquisition date of approximately 18 percent.

Unaudited Pro forma Information
The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of the Sugar Valley oil and gas assets had occurred on January 1, 2009:

	2010	2009
Revenues	$457,443	$164,000
Net Loss	$(1,609,360)	$(1,990,915)
Net loss per share – basic and diluted	$(0.02)	$(0.03)
Weighted average shares outstanding	69,572,000	67,526,377

Blast funded the initial cash portion of this acquisition from a portion of the $1.4 million in funds, net of attorney’s fees, recently received from Quicksilver Resources in connection with the Compromise Settlement and Release Agreement entered into with Quicksilver in September 2008 as described in Note 9.  The monthly payments toward the promissory note are expected to be paid from a portion of the net operating cash flow generated by the acquired properties.  The promissory note was paid in its entirety with proceeds from the February 24, 2011 Closing discussed further in Note 16 below.

The effective date of the sale is October 1, 2010. Under the terms of the agreement, Sun will continue to act as Operator of the properties.  Sun has retained a 1% working interest in the wells.

NOTE 6 - FAIR VALUE MEASUREMENTS

As defined in ASC 820-Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). This statement requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e supported by little or no market activity). This category includes the proved oil and gas properties acquired from Sun Resources Texas (see Note 5) that we valued using the present value of the future cash flows (calculated using NYMEX strip prices as of the acquisition date of October 1, 2010) of the estimated proved reserves, discounted at approximately 18 percent, which represents an estimate of the Company’s weighted average cost of capital as of the acquisition date.  This category also includes the temporarily idled AFJ Rig, which was impaired to its estimated fair value based upon discussions with third parties regarding the price the Company could expect to realize if it were to attempt to sell this asset.

As required by ASC 820, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by ASC 820 pricing levels as of December 31, 2010:

Fair Value Measurement

	Level 1	Level 2	Level 3	Total
Proved Properties	$ -	$ -	$ 1,181,098	$ 1,181,098
AFJ Rig	-	-	450,000	450,000
Total	$ -	$ -	$ 1,631,098	$ 1,631,098

NOTE 7 – ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and 2009 consisted of the following:

Description	2010	2009
Director fees	$ 374,500	$ 247,500
Interest	-	54
Other	72,673	48,218
	$ 447,173	$ 295,772

NOTE 8 – NOTES PAYABLE – RELATED PARTIES AND OTHER

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

AFJ Note.  On July 15, 2005, Blast entered into an agreement to develop its initial applied jetting rig with Berg McAfee Companies, LLC (“BMC”). The arrangement involves two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period.  Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90 percent to Blast and 10 percent to BMC for a ten-year period following repayment. After ten years, Blast will receive all of the revenue from the rig. BMC also has the option to fund an additional three rigs under these commercial terms.

In 2008, BMC extended the term for the $1 million Note secured on the Applied Fluid Jetting rig for three years. The revised Note was issued for $1.12 million, including accumulated interest, and carries an 8% interest rate and was convertible into common stock at $0.20 per share.

In January 2011, BMC agreed to revise and amend the terms of the note to extend the maturity date of such note from February 27, 2011, to February 27, 2013, to increase the amount of notice the Company is required to provide BMC in the event the Company desires to prepay the note from five (5) days to thirty (30) days), to subordinate the security for such note to the Company’s obligations due to and in connection with the drilling and completion of the Guijarral Hills development project, and to reduce the conversion rate for amounts outstanding under the Note from $0.20 per share  of the Company’s common stock to a rate of $0.08 per share.

Blast had accrued interest payable under this note (reflected as Accrued expenses – related party in the accompanying balance sheet) of $255,397 and $165,797 at December 31, 2010 and 2009, respectively.

Other

Promissory Note - North Sugar Valley Field. Under the terms of the sales agreement with Sun, Blast issued an interest free promissory note for $300,000 payable at a rate of $10,000 per month commencing October 31, 2010, with the final balance payable in full on or before October 8, 2011. The promissory note is secured by a lien against the North Sugar Valley Field.

As the promissory note is noninterest bearing, Blast discounted the promissory note back to its estimated net present value using an 8% interest rate, which Blast believes is representative of its incremental cost of borrowing given the secured nature of the promissory note.  The resulting discount of $18,902 will be amortized using the effective interest rate method over the term of the promissory note.  For the year ended December 31, 2010, Blast recognized $4,874 of interest expense related to amortization of the discount.
.
In February 2011, this note was paid in full from proceeds of a lending arrangement described below Note 16.

NOTE 9 - INCOME TAXES

As of December 31, 2010, Blast had accumulated net operating losses, and therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $26,245,000 at December 31, 2010, and will begin expiring in the years 2019 through 2028.

At December 31, 2010, the deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$9,088,293
Less: valuation allowance	(9,088,293)
Net deferred tax asset	$ –

The change in the valuation allowance for the years ended December 31, 2010 and 2009 totaled approximately $517,481 and $ 558,333, respectively.

The utilization of some or all of Blast's net operating losses could be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 10 – PREFERRED STOCK – RELATED PARTIES

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

The Preferred Stock and any accrued and unpaid dividends, have optional conversion rights into shares of Blast’s common stock at a conversion price of $0.20 per share. The Preferred Stock automatically converts if Blast’s common stock trades for a period of more than twenty (20) consecutive trading days at a price greater than $3.00 per share and if the average trading volume of Blast’s common stock exceeds 50,000 shares per day.

In October 2008, Blast redeemed two million shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at face value of $0.50 per share (the then conversion price of the preferred shares) and paid $1 million to redeem the Preferred shares.  In connection with the redemption, Blast cancelled one million Series A Preferred shares each held by Clyde Berg and McAfee Capital, LLC.  Accordingly, six million preferred shares remain outstanding at December 31, 2010.

As of December 31, 2010, the aggregate and per share arrearages on the outstanding Preferred Stock were $733,151, and $0.12, respectively, which includes dividends in arrearage of $50,630 related to the 2,000,000 preferred shares that were redeemed in October 2008.

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

NOTE 11 – COMMON STOCK

During 2009 Blast issued 1,387,500 shares of common stock as follows:
•	1,350,000 shares issued in connection with the cashless exercise of warrants; and
•	37,500 shares issued to consultants valued at $7,500 based upon the closing price of Blast’s common stock at the date the shares were earned.

During 2010 Blast issued 6,089,334 shares of common stock as follows:
•
6,000,000 shares issued in connection with the acquisition of oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas from Sun Resources Texas, Inc.  The shares were valued at $300,000 based upon the $0.05 per share closing market price of Blast’s stock on the day the agreement with Sun was signed; and

•	89,334 shares issued to a consultant for past services valued at $14,800, based upon the price of Blast’s common stock at the time the services were rendered.

NOTE 12 - STOCK OPTIONS AND WARRANTS

2003 Stock Option Plan

The 2003 Stock Option Plan has since been replaced by the 2009 Stock Incentive Plan.  The number of securities originally grantable pursuant to the plan 2003 Stock Option Plan was 8,000,000.  Any options granted pursuant to the 2003 Stock Option Plan will remain in effect.  However, effective April 1, 2009 any future grants of shares will be made from the 2009 Stock Incentive Plan described below.

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

Pursuant to the Incentive Plan, the Board of Directors (or a committee thereof) has the ability to award grants of incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan to the Company’s employees, officers, directors and consultants.  The number of securities issuable pursuant to the Incentive Plan is initially 5,000,000, provided that the number of shares available for issuance under the Incentive Plan will be increased on the first day of each Fiscal Year (as defined below) beginning with the Company’s 2011 Fiscal Year, in an amount equal to the greater of (i) 2,000,000 shares; or (ii) three percent (3%) of the number of issued and outstanding shares of the Company on the first day of such Fiscal Year.  The Company’s “Fiscal Year” shall be defined as the twelve month accounting period which the Company has designated for its public accounting purposes, which shall initially be the period from January 1 to December 31, and shall thereafter be such Fiscal Year as the Company shall adopt from time to time.  As of December 31, 2010, no shares have yet been granted under this plan.

Options

During 2010 no new options were granted or awarded.

Warrants

Blast grants warrants to non-employees from time to time.  The board of directors has discretion as to the terms under which the warrants are granted.  All warrants vest immediately unless specifically noted in warrant agreements.

In November 2010, in connection with the placement agreement described in Note 16 below, Blast granted the parties warrants to purchase 750,000 shares of its common stock. The fair value of $38,034 was recorded as stock compensation expense for the year ended December 31, 2010 and the warrants were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the 750,000 warrants include: (1) discount rate of 0.27%, (2) expected term of 1 year, (3) expected volatility of 166.03% and (4) zero expected dividends. The warrants vested immediately, have an exercise price of $0.01 per share and are exercisable for a period of one year from the grant date.

In August 2009, in connection with and as consideration for the Demand Promissory Note mentioned above in Note 6, Blast granted the Lender warrants to purchase 250,000 shares of its common stock. The fair value of $12,498 was recorded as interest expense for the year ended December 31, 2009 and the warrants were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the 250,000 warrants include: (1) discount rate of 1.79%, (2) expected term of 1.5 years, (3) expected volatility of 155.51% and (4) zero expected dividends. The warrants have an exercise price of $0.10 per share, contain a cashless exercise provision, and are exercisable for three years from the grant date.

In March 2009, under the terms of the $0.01 warrants granted to Laurus Master Fund, Ltd. (“Laurus”) in August 2006, Laurus elected to make a cashless exercise of 1,508,824 shares of common stock using a fair market value of $0.095 per share.  This resulted in 1,350,000 shares being issued to Laurus and 158,824 shares being cancelled under the cashless exercise formula. Of the 6,090,000 penny warrants originally granted to Laurus, 1,555,089 remain unexercised as of December 31, 2010.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted Average Share Price
Outstanding at December 31, 2008	3,032,792	$ 0.59	13,503,913	$ 0.76

Year ended December 31, 2009:
Granted	-	-	250,000	0.10
Exercised	-	-	(1,350,000)	0.01
Forfeited	(62,500)	0.20	(158,824)	0.01
Outstanding at December 31, 2009	2,970,292	$ 0.60	12,245,089	$ 0.84
Year ended December 31, 2010:
Granted	-	-	750,000	0.01
Exercised	-	-	-	-
Forfeited	(611,500)	0.61	(750,000)	0.45
Outstanding at December 31, 2010	2,358,792	$ 0.61	12,245,089	$ 0.81

Summary of options outstanding and exercisable as of December 31, 2010 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$ 0.10	2.3	754,792	754,792
0.20	7.4	300,000	283,333
0.38	4.4	12,000	12,000
0.40	4.3	120,000	120,000
0.61	5.4	12,000	12,000
0.80	5.0	660,000	660,000
0.90	3.6	420,000	420,000
4.28	3.1	80,000	80,000
$0.10 to $4.28	4.1	2,358,792	2,342,125

At December 31, 2010 and 2009, options outstanding had zero intrinsic value.  At December 31, 2010, unrecognized compensation expense related to outstanding options was $2,778, all of which is expected to be amortized to expense over the next six months.

Summary of warrants outstanding and exercisable as of December 31, 2010 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$ 0.01	2.1	2,305,089	2,305,089
0.10	0.3	2,250,000	2,250,000
0.20	2.4	850,000	850,000
1.00	2.1	750,000	750,000
1.44	2.7	6,090,000	6,090,000
$0.01 to $1.44	2.1	12,245,089	12,245,089

At December 31, 2010, warrants outstanding had an intrinsic value of $130,805.

NOTE 13 – LITIGATION

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

NOTE 14 – BUSINESS SEGMENTS

As of December 31, 2010, Blast has two reportable segments: (1) Oil and Gas Producing Properties and (2) Down-hole Solutions.  A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment:

	For the Year Ended December 31,
	2010	2009
Revenues
Oil and Gas Properties	$ 109,443	$ -
Down-hole Solutions	-	20,000
Total Revenue	$ 109,443	$ 20,000

Operating expenses:
Oil and Gas Properties (1)	$ 138,120	$ -
Down-hole Solutions (2)	672,547	524,681
Corporate	763,507	1,097,334
Total Operating expenses	$ 1,574,174	$ 1,622,015

Operating profit (loss)
Oil and Gas Production	$ (28,677)	$ -
Down-hole Solutions	(672,547)	(504,681)
Corporate	(763,507)	(1,097,334)
Operating Loss	$ (1,464,731)	$ (1,602,015)

(1)	Includes $47,812 in impairment expenses pursuant to the full cost ceiling test.
(2)	Includes an impairment to the AFJ Rig of $454,082 for the year ended December 31, 2010.

NOTE 15 – DISCONTINUED OPERATIONS

On December 30, 2010, Blast entered into an Asset Purchase Agreement with GlobaLogix, Inc. (“GlobaLogix” and the “Purchase Agreement”).  Pursuant to the Purchase Agreement, Blast sold all of its Satellite Communications assets, rights and interests, including all goodwill, customer and vendor contracts (collectively “Satellite Contracts”), inventory, test equipment, software and other assets associated with its Satellite Communications operations to GlobaLogix in consideration for (a) $50,000; and (b) GlobaLogix agreeing to assume any and all liabilities, obligations and rights associated with the Satellite Contracts.  Additionally, GlobaLogix agreed to offer full-time employment to one of the Company’s employees in connection with the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company also agreed not to compete with GlobaLogix in connection with the Satellite Communications services in the United States or attempt to solicit any employees from GlobaLogix for a period of one year following the closing of the Purchase Agreement.

As a result of the consummation of the Purchase Agreement, the Company no longer has any operations or assets in connection with Satellite Communications and anticipates solely focusing its efforts, resources and operations moving forward on its Down-hole Solutions and Oil and Gas Production segments.

Payment of the $50,000 amount mentioned above was received in January 2011 and is reported in the financial statements as an accounts receivable.

During the year ended December 31, 2009, the carrying value of the IPSM equipment of $50,479 was fully impaired.  Blast determined that future development of this product is uncertain due to a legal dispute between the software development subcontractor and another party and as a consequence of this uncertainty, recovery of this investment is unlikely.

Net income from the discontinuance of satellite operations for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Revenues	$ 210,155	$ 310,908

Operating Expenses:
Cost of sales	(221,460)	(280,268)
Total operating expenses	(221,460)	(280,268)

Income (loss) from discontinued operations	(11,305)	30,640

Other income (expense)
Other income – proceeds from sale of assets	50,000	-
Total other income	50,000	-

Net income from discontinued operations	$ 38,695	$ 30,640

The net income from discontinued operations is associated with the disposition of the Satellite Communications assets to GlobaLogix as discussed above.

At December 31, 2010,  Assets related to discontinued operations – held for sale, consisted of $50,000, representing a receivable for the sales proceeds due from GlobaLogix, and $15,626 in accounts receivable related to the satellite operations that were not transferred to GlobaLogix pursuant to the sales agreement.

At December 31, 2009, Assets related to discontinued operations – held for sale, consisted of $58,281 of accounts receivable related to the satellite operations, and $11,953 in inventory and other assets.  At December 31, 2009, liabilities related to discontinued operations consisted entirely of deferred revenue.

NOTE 16 – OTHER SUBSEQUENT EVENTS

Amendment to Promissory Note
On January 5, 2011, Blast and Berg McAfee Companies, LLC, a significant shareholder of the Company (”BMC”), agreed to (a) enter into Amendment No. 1 to the February 27, 2008 Promissory Note, pursuant to which the Company owes BMC, $1,120,000 (the “Amended Note”); and (b) to amend the terms of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) to provide for a reduction in the conversion price of such Preferred Stock from $0.50 per share to $0.20 per share (the “Amendment”).

The Amended Note revised and amended the terms of the original note, entered into between the Company and BMC on February 27, 2008, to extend the maturity date of such note from February 27, 2011, to February 27, 2013; to increase the amount of notice the Company is required to provide BMC in the event the Company desires to prepay the note from five (5) days to thirty (30) days); to subordinate the security for such note to the Company’s obligations due to and in connection with the drilling and completion of the Guijarral Hills development project and the payoff of the Company’s $300,000 promissory note due to Sun Resources Texas, Inc.; and to provide BMC the right to convert the amount outstanding under the note into shares of the Company’s common stock at a reduced rate of $0.08 per share, rather than $0.20 per share as provided for in the original note agreement.

Solimar Farmout Agreement

In February 2011, Blast subsequently signed a definitive Farmout agreement (‘Farmout Agreement”) with Solimar and closed on a third party lending arrangement that generated the funds to allow Blast to participate in the initial project well.

In March 2011, the Solimar Energy 76-3 well in the Guijarral Hills Field Area located in Fresno County, California reached its total drilling depth of 10,550 feet.  Upon reaching total depth, a series of wireline log evaluations were conducted which indicated the presence of at least four potentially commercial reservoir sands that are expected to undergo further testing. Solimar, the operator of the well, has set casing and will commence production flow testing procedures. If successful, Solimar expects production to commence in June 2011.

Preliminary analysis of the wireline data shows hydrocarbon potential from the well’s main reservoir targets in the Allison, Leda, Lower Avenal and Lower Gatchell Sandstones. A more complete evaluation of the wireline data with further reference to the offset well data will be carried out to determine how many zones will be tested and over what intervals. The flow testing program will be conducted to determine whether the potential pay zones have sufficient saturations of hydrocarbons with the capacity to flow at commercial rates. Such tests will also provide more definitive information on the gravity of the hydrocarbons as the initial indications showed the presence of light oil - up to 40 API gravity crude oil - in some of the zones.

Lending Arrangement

On February 24, 2011 (the “Closing”), Blast entered into a Note Purchase Agreement (the “Purchase Agreement”) and related agreements (as described below) with a Third Party (the “Investor”) to fund its Guijarral Hills project and to repay the Sun promissory note.  Pursuant to the Purchase Agreement, Blast agreed with the Investor to enter into Secured Promissory Notes in the aggregate principal amount of up to $2,522,111 (the “Notes”), with a Senior Secured Promissory Note in the amount of $2,111,111 (the “First Note”) delivered to the Investor at the Closing and a second Note delivered in April 2011 in the amount of $411,000.

Purchase Agreement
Pursuant to the Purchase Agreement, Blast agreed to undertake certain requirements and to certain restrictions while the Notes are outstanding. These requirements and restrictions, among other things, include:
-	to continue to file reports with the Securities and Exchange Commission (the “Commission”);
-	not pay any dividends, make any distributions or redeem any securities;
-	not permit any liens on any of its assets (other than those already approved by the Investor) or incur any additional liabilities (unless subordinated to amounts owed to the Investor);
-	not enter into any merger, sale or acquisition agreements; and,
-	maintain a minimum cash bank balance of $100,000, with some flexibility as it relates to funding costs for the Test Well.

Additionally, Blast granted the Investor a right of first refusal to provide Blast with additional funding on such terms and conditions as Blast may receive from third parties, until the later of (a) one year from the date that the Notes are repaid in full; or (b) such time as Blast ceases paying a Royalty to the Investor pursuant to the Royalty Agreement (described below).

Blast also agreed that if the Test Well fails to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Investor a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant will have a term of two years, and provide for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission.  The Warrant will also contain certain anti-dilution provisions and will have an exercise price, in the event it is granted, equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date.

First Note
Blast delivered to the Investor the First Note in the amount of $2,111,111 at the Closing. Blast paid an original issue discount to the Investor on the First Note of 10%, or $211,111 (the “Original Issue Discount”).  The First Note accrues interest at the rate of ten percent (10%) per annum, payable on the first day of each month beginning in March 2011, and has a maturity date of February 24, 2012.  Blast also agreed to pay the Investor an exit fee at such time as the First Note is paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”). However, this Exit Fee will be waived by the Investor if the Test Well achieves an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production.

The proceeds from the First Note were used by Blast (i) to repay in full the indebtedness of $250,000 owed to Sun Resources Texas, Inc. under an outstanding promissory note (as described in greater detail in the Form 8-K/A filed by Blast on December 7, 2010); (ii) to fund Blast’s portion of the Test Well under the terms of the Farmout Agreement; and (iii) to pay fees and expenses incurred in connection with the Closing, including the payment of the Original Issue Discount and reimbursement of legal fees incurred by the Investor in connection with the Closing.

Second Note
Blast delivered to the Investor the Second Note in the amount of $411,000 on April 5, 2011. Blast paid an original issue discount to the Investor on the Second Note of 10%, or $41,100.  The Second Note has substantially similar terms to the First Note.  The proceeds from the Second Note were used by Blast to fund Blast’s portion of the completion and testing costs of the Test Well under the terms of the Farmout Agreement.

Guaranty and Security Agreement
The repayment of the amounts loaned to Blast by the Investor under the First Note and the Second Note (the “Loans”) was guaranteed by Blast’s wholly-owned subsidiaries Eagle Domestic Drilling Operations LLC (“Eagle”) and Blast AFJ, Inc. (“Blast AFJ”).  Additionally, Blast, Eagle and Blast AFJ each entered into a Security Agreement in favor of the Investor, pursuant to which such parties provided the Investor a first prior security interest in all of their tangible and intangible assets, including equipment, intellectual property and personal and real property as collateral to secure the repayment of the Loans (the “Security Agreement”).  Additionally, Berg McAfee Companies, LLC (“Berg McAfee”) agreed, pursuant to its entry into a Subordination and Intercreditor Agreement with Blast, to subordinate the repayment of the $1,120,000 principal amount of the Secured Promissory Note owed by Blast to Berg McAfee to the repayment of the Loans and the Investor’s security interest granted pursuant to the Security Agreement.

Stock Purchase Agreement
As additional security for the repayment of the Loans, and pursuant to a Stock Purchase Agreement, Blast sold to the Investor one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Investor to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.

Royalty Payment Letter
As additional consideration for the Investor agreeing to make the Loans, Blast agreed pursuant to a Royalty Payment Letter (the “Royalty Payment Letter”), to pay the Investor 30% of all amounts earned (the “Royalty”) by Blast under the Test Well; provided however, that should the Test Well achieve an initial production average equal to or greater than 400 barrels of oil equivalent per day for the period commencing on the first day on which the Test Well is at full production and ending on the 30th day thereafter Blast’s obligation under the Royalty Payment Letter is limited to 30% of Blast’s earnings on only 400,000 gross barrels of production, from such wells (which may or may not include the Test Well) as Blast may determine in its sole discretion. Amounts earned by Blast in connection with the Test Well are deemed to include, without limitation, amounts earned from the sale, assignment, transfer or other disposition by Blast of any interest in the Test Well.

Stock Issuances
Subsequent to year end 2010, Blast issued 750,000 shares of restricted common stock to Trident Partners for the exercise of warrants originally issued in November 2010 under the terms of a placement agreement between the Company and Trident.  Blast received cash proceeds of $7,500 related to this exercise.

In February 2011, Blast issued 2,766,667 shares of restricted common stock to certain current and retired members of the board of directors in payment of deferred board fees accrued from October 2008. Fees were converted into shares based on the closing market price of the Company’s stock on February 2, 2011, or at $0.09 per share.

Option Awards
In February 2011, the Board of Directors awarded 2,000,000 non-qualified options under the 2009 Stock Incentive Plan to certain named executives and non-executive members of the management team. The options vest immediately upon date of grant, have a 10-year term and an exercise price of $0.09 per share.

The Company evaluated subsequent events through April 12, 2011, which is the date the financial statements were issued and there were no other significant events to report.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

The following supplemental unaudited information regarding Blast Energy Services, Inc.’s oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69. The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.  The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.  All operations of Blast are located in the United States. All oil and gas properties were acquired in 2010.

(1) Capitalized Costs Relating to Oil and Gas Producing Activities:

At December 31, 2010
Proved leasehold costs	$ 1,181,098
Costs of wells and development	-
Capitalize asset retirement costs	10,390
Total cost of oil and gas properties	$ 1,191,488
Option on oil and gas properties	100,000
Accumulated depletion, amortization and impairment	(69,432)
Net Capitalized Costs	$ 1,222,056

(2) Cost Incurred in Oil and Gas Property Acquisition and Development Activities:

For the Year Ended December 31, 2010
Acquisition of Properties
Proved	$1,191,488
Unproved	100,000
Exploration Costs	-
Development Costs	-
Total	$ 1,291,488

(3) Results of Operations for Producing Activities:

For the Year Ended December 31, 2010
Sales	$ 109,443
Production costs	(68,216)
Depletion, accretion and impairment	(69,904)
Income tax benefit	-
Results of operations for producing activities, (excluding corporate overhead and interest costs)	$ (28,677)

(4) Reserve Quantity Information

The following table sets forth proved oil reserves acquired in 2010. The acquired properties do not contain any proved undeveloped oil reserves or any proved developed or undeveloped natural gas reserves. Units of oil are in thousands of barrels (MBbls).

2010
Proved reserves:
Beginning of period	-
Revisions	-
Extensions and discoveries	-
Sales of minerals-in-place	-
Purchases of minerals-in-place	76.5
Production	(1.5)
End of period	75

Proved developed reserves:
Beginning of period	-
End of period	75

The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution.  The basis for this table is the reserve studies prepared by independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of future production of reserves.  Revisions of previous year estimates can have a significant impact on these results.  Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company’s proved oil and natural gas properties.

Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers.

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to proved reserves as of December 31, 2010:

2010
Future cash inflows	$ 5,777
Future costs:
Production	(3,951)
Development	-
Income taxes	-
Future net cash inflows	1,826
10% discount factor	(698)
Standardized measure of discounted net cash flows	$ 1,128