Form 10-Q
period 2011-03-31
BLAST ENERGY SERVICES, INC.
filed 2011-05-23
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

 Yes   ☒ No   ☐

As of May 23, 2011, 71,425,905 shares of the registrant’s common stock, $.001 par value per share, were outstanding, including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Blast Energy Services, Inc.

For the Three Months Ended March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash	$220,121	$373,470
Restricted cash	100,000	-
Accounts receivable, net	31,586	19,466
Prepaid and other assets	259,595	36,203
Other current receivable	1,440,000	1,440,000
Total Current Assets	2,051,302	1,869,139

Non-Current Assets:
Oil and gas properties – full cost method
Proved oil and gas properties, subject to amortization	1,191,396	1,191,488
Unproved oil and gas properties, not subject to amortization	1,518,757	-
Less: accumulated depletion and impairment	(88,343)	(69,432)
Total oil and gas properties, net	2,621,810	1,122,056
Equipment, net of accumulated depreciation and impairment of $757,955 and $751,386	442,750	470,776
Option on oil and gas properties	-	100,000
Assets from discontinued operations – held for sale	-	65,626
Total Assets	$5,115,862	$3,627,597

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$44,135	$29,575
Accrued expenses	415,587	447,173
Accrued expenses – related party	277,797	255,397
Note payable – other	46,853	4,400
Note payables – other, net of discount of $294,532 and 14,028	1,816,579	255,972
Total Current Liabilities	2,600,951	992,517

Long-Term Liabilities:
Notes payable – related party	1,120,000	1,120,000
Asset retirement obligations	11,265	10,862
Total Liabilities	3,732,216	2,123,379

Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized: Series A - 6,000,000 shares issued and outstanding	6,000	6,000
Series B – one and zero share issued and outstanding	-	-
Common stock, $.001 par value, 180,000,000 shares authorized; 71,425,905 and 67,909,238 shares issued and outstanding	71,426	67,909
Additional paid-in capital	75,916,889	75,492,738
Accumulated deficit	(74,610,669)	(74,062,429)
Total Stockholders’ Equity	1,383,646	1,504,218

Total Liabilities and Stockholders’ Equity	$5,115,862	$3,627,597

See accompanying notes to unaudited consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

	2011	2010

Revenue – oil and gas:	$106,527	$-

Operating Expenses:
Cost of sales – services	5,502	28,125
Lease operating costs	70,374	-
Selling, general and administrative expense	425,199	206,024
Depreciation – services	15,510	35,868
Amortization and impairment – oil and gas	18,911	-
Accretion expense	495	-
(Gain) Loss on disposal of equipment	1,315	-
Total operating expenses	537,306	270,017

Operating Loss	(430,779)	(270,017)

Other income (expense):
Interest income	-	17
Interest expense	(113,775)	(23,225)
Total other income (expense)	(113,775)	(23,208)

Loss from continuing operations	(544,554)	(293,225)
Income (loss) from discontinued operations	(3,686)	5,054
Net loss	$(548,240)	$(288,171)

Preferred dividends	59,178	59,178
Net loss attributable to common shareholders	$(607,418)	$(347,349)

Net income (loss) per common share – Basic:
Continuing operations	$(0.01)	$0.00
Discontinued operations	0.00	0.00
Net income (loss)	$(0.01)	$0.00

Net income (loss) per common share – Diluted:
Continuing operations	$(0.01)	$0.00
Discontinued operations	0.00	0.00
Net income (loss)	$(0.01)	$0.00

Weighted average common shares outstanding -
Basic	69,941,090	61,827,959
Diluted	69,941,090	61,827,959

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net loss	$(544,554)	$(293,225)
(Income) loss from discontinued operations	(3,686)	5,054
Loss from continuing operations	$(548,240)	$(288,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,510	35,868
Depletion and impairment – oil and gas	18,911	-
Accretion of asset retirement obligation	495	-
Amortization of debt discount	47,498	-
Amortization of deferred financing costs	22,293	-
Option and warrant expense	171,168	2,758
(Gain)/Loss on disposition of equipment	1,315	-
Changes in:
Accounts receivable	53,506	(6,754)
Prepaid expenses and other current assets	11,827	14,506
Accounts payable	(30,065)	40,383
Accrued expenses	93,566	38,754
Accrued expenses – related party	22,400	22,512
Deferred revenue	-	10
Net Cash Used In Operating Activities	(119,816)	(140,134)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	11,200	-
Net Cash Used In Investing Activities	11,200	-

Cash Flows From Financing Activities:
Payments on short term debt	(36,586)	(12,830)
Borrowings on short-term debt	84,352	-
Proceeds from exercise of warrants	7,500	-
Net Cash Provided by or (Used in) Financing Activities	55,266	(12,830)

Discontinued operating activities
Net Cash Provided by Discontinued Operations

Net change in cash	(53,349)	(152,964)
Cash at beginning of period	373,470	261,164
Cash at end of period	$320,121	$108,200

Cash paid for:
Interest	$3,992	$342
Income taxes	-	-

Non-Cash Transactions:
Prepaid insurance financed with note payable	59,039	61,031
Common stock issued for accrued liabilities	249,000	14,800

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

NOTE 2 – DESCRIPTION OF BUSINESS

Blast Energy Services, Inc. (“Blast” or the “Company”) is seeking to become an independent oil and gas producer with additional revenue potential from its applied fluid jetting ("AFJ") technology. Blast plans to grow operations, initially through the acquisition of oil producing properties, and then eventually through the acquisition of oil and gas properties where its applied fluid jetting process could be used to increase field production volumes and, therefore, the value of the properties in which it owns an interest.

During 2010, Blast's management chose to change the direction of the Company away from solely trying to commercialize the AFJ process, to also attempting to generate operating capital from investing in oil producing properties. Moving forward, Blast hopes to acquire properties where the AFJ Process can be applied on wells in which Blast owns an interest. As a part of this shift in strategy, in September 2010, with an effective date of October 1, 2010, Blast closed on the acquisition of oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas. In February 2011, Blast entered into a farmout agreement with Solimar Energy LLC, to participate in a drilling program in Fresno County, California. Both investments are further described below.  Blast also determined that the Satellite Services business was no longer a crucial part of Blast’s future business plan and this business unit was sold in December 2010.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments.  The carrying amount of Blast’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. Management believes the fair value of  the promissory note entered into connection with the lending arrangement for the Guijarral Hills Exploitation Project approximates the fair value due to the discount rate applied (which represented an approximation of the Company’s incremental borrowing rate for collateralized obligations) and the short-term nature of the instrument.

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

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities, if any, are capitalized as oil and gas property costs on a field by field basis. Sales of oil and gas properties or interests therein are credited against capitalized costs in the full cost pool. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Blast will assess the probability of realization of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Blast to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of oil and gas properties will be amortized using the units of production method.

Ceiling Test. In applying the full cost method, Blast will perform an impairment test (ceiling test) at each reporting date commencing on December 31, 2010, whereby the carrying value of oil and gas property and equipment is compared to the “estimated present value” of its proved reserves, discounted at a 10% interest rate of future net revenues based on current operating conditions at the end of the period and the average, first day of the month price received for oil and gas production over the preceding 12 month period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  As of March 31, 2011, the application of the ceiling test resulted in no charge to impairment expense.

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

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable, but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2011 and December 31, 2010, Blast has determined that no allowance for doubtful accounts is required.  During the three months ended March 31, 2011, Blast recognized bad debt expense of $3,686 related to a dated receivable balance from its discontinued satellite business determined to be uncollectible.

Earnings or Loss Per Share.  Basic earnings per share equal net earnings or loss divided by weighted average shares outstanding during the period.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the three month periods ended March 31, 2011 and 2010 and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

New Accounting Pronouncements. We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.  We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

NOTE 4 – GOING CONCERN

Blast had an unrestricted cash balance of approximately $220,000, current assets of approximately $2.0 million and stockholders’ equity of approximately $1.4 million as of March 31, 2011. Blast had a loss from continuing operations of approximately $0.5 million for the three months ended March 31, 2011 and an accumulated deficit at March 31, 2011 of approximately $74.6 million. The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create uncertainty as to Blast’s ability to continue as a going concern. Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments, as well as obtain financing from third parties.

NOTE 5 - EQUIPMENT

Equipment consists of the following:

Description	Life	March 31, 2011	December 31, 2010
Computer equipment	3 years	$ 14,188	$ 14,188
Tractor	4 years	15,518	36,975
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	1,166,215	1,166,215
Equipment		1,200,705	1,222,162

Less:
Accumulated depreciation		(303,873)	(297,304)
Impairment		(454,082)	(454,082)
Equipment, net		$ 442,750	$ 470,776

NOTE 6 – OIL AND GAS PROPERTIES

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

Under the terms of the agreement, Blast paid $1.2 million in a combination of cash, common stock and the issuance of a promissory note payable for Sun’s approximately 65% working interest (revenue interest of approximately 50%) in three wells in the Field currently producing a total of approximately 43 gross barrels of oil per day from the Gravier Sand formation.

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

October 1, 2010
Purchase price
Cash	$600,000
Non-interest bearing promissory note (discounted at 8%)	281,098
Common shares issued valued at $0.05 per share	300,000
Total purchase price	$1,181,098

Fair value of oil and gas assets acquired	$1,181,098

Blast allocated 100% of the purchase price to the proved oil and gas properties acquired from Sun based upon the estimated fair value of those properties, which was calculated using estimated future cash flows from the proved reserves (as determined by a third party reservoir engineer and using NYMEX strip prices as of the acquisition date of October 1, 2010), reduced for estimated future operating costs and discounted at Blast’s estimated weighted average cost of capital as of the acquisition date of approximately 18%.

Blast funded the initial cash portion of this acquisition from a portion of the $1.4 million in funds, net of attorney’s fees, recently received from Quicksilver Resources in connection with the Compromise Settlement and Release Agreement entered into with Quicksilver in September 2008 as described in Note 11.

The monthly payments toward the promissory note are expected to be paid from a portion of the net operating cash flow generated by the acquired properties.  In February 2011, this note was paid in full from proceeds of a lending arrangement described in Note 7 below. For the three months ended March 31, 2011, Blast recognized the balance of the unamortized discount of $14,028 as interest expense.

Unaudited Pro forma Information

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of the Sugar Valley oil and gas assets had occurred on January 1, 2010:

2010
Revenues	$117,418
Net Loss	$(250,929)
Net loss per share – basic and diluted	$(0.00)
Weighted average shares outstanding	61,827,959

Guijarral Hills Exploitation Project
In February 2011, Blast entered into a farmout agreement with Solimar Energy LLC (“Solimar”), which provided Blast the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California. Solimar is a wholly-owned subsidiary of Solimar Energy Limited, a publicly-traded company on the Australia Stock Exchange based in Melbourne, Australia.

Under the terms of the agreement with Solimar, Blast will participate in the Guijarral Hills project on a promoted basis of 66-2/3 percent (%) of the costs to drill and complete the initial planned exploratory well. After the drilling of the initial well, Blast will earn a 50% working interest, with net revenue interest of 38% in the entire project’s acreage position and will be required to contribute on an equal heads up basis (i.e., 50% of all costs) on any additional wells that may be drilled in the project.

The estimated gross cost to drill the initial planned well to its approximate total depth of 10,500 feet is approximately $2.3 million. Under the terms of the farmout agreement, Blast is required to pay approximately $1.5 million of this cost. Blast is expected to then pay its 66-2/3% promoted share toward the additional costs needed to complete the well and bring it into production (the “Test Well”).  After the initial planned well is drilled, whether successful or not, Blast will participate in future drilling activities within the project at a 50% working interest, subject to Blast’s requirement to pay 50% of the costs associated with the project.

In March 2011, the Solimar Energy 76-3 well in the Guijarral Hills Field Area located in Fresno County, California reached its total drilling depth of 10,550 feet.  Upon reaching total depth, a series of wireline log evaluations were conducted which indicated the presence of at least three potentially commercial reservoir sands that are currently undergoing further testing.

The Farmout Agreement and subsequent participation in the Solimar Energy 76-3 well is reported in the balance sheet under “Unproven oil and gas properties.”

NOTE 7 – NOTES PAYABLE – RELATED PARTY AND OTHER

Related Party Transactions

AFJ Note
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

On January 5, 2011, Blast and BMC agreed to (a) enter into Amendment No. 1 to the February 27, 2008 Promissory Note, pursuant to which the Company owes BMC, $1.12 million (the “Amended Note”); and (b) to amend the terms of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) to provide for a reduction in the conversion price of such Preferred Stock from $0.50 per share to $0.20 per share (the “Amendment”).

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

The Company evaluated the terms of the Amended Note and determined that, due to the change in the common stock conversion rate, the original note had been extinguished and consequently, the Amended Note would be recorded at its current fair value.  Based upon the new common stock conversion rate, which was equivalent to the Company’s closing stock price at January 5, 2011, the Company determined that the Amended Note had a fair value of $1,120,000, based upon the value of the Company’s common stock the Amended Note could be converted into at the date of the amendment.  Therefore, no gain or loss was recognized.

Interest payable under this note (reflected as Accrued expenses – related party in the accompanying balance sheet) in $277,797 at March 31, 2011.

Other

Promissory Note - North Sugar Valley Field
Under the terms of the sales agreement with Sun, Blast issued an interest free promissory note for $300,000 payable at a rate of $10,000 per month commencing October 31, 2010, with the final balance payable in full on or before October 8, 2011. The promissory note is secured by a lien against the North Sugar Valley Field.

As the promissory note is noninterest bearing, Blast discounted the promissory note to its estimated net present value using an 8% interest rate, which Blast believes is representative of its incremental cost of borrowing given the secured nature of the promissory note.  The resulting discount of $18,902 was amortized using the effective interest rate method over the term of the promissory note.

In February 2011, this note was paid in full from proceeds of a lending arrangement described below. For the three months ended March 31, 2011, Blast recognized the balance of the unamortized discount of $14,028 as interest expense.

Lending Arrangement
On February 24, 2011 (the “Closing”), Blast entered into a Note Purchase Agreement (the “Purchase Agreement”) and related agreements (as described below) with a Third Party (the “Investor”) to fund its Guijarral Hills project and to repay the Sun promissory note.  Pursuant to the Purchase Agreement, Blast agreed with the Investor to enter into Secured Promissory Notes in the aggregate principal amount of $2,522,111 (the “Notes”), with a Senior Secured Promissory Note in the amount of $2,111,111 (the “First Note”) delivered to the Investor at the Closing and a second Note delivered in April 2011 in the amount of $411,000.

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
-
maintain a minimum cash bank balance of $100,000, with some flexibility as it relates to funding costs for the Test Well to be drilled as part of the Guijarral Hills Exploitation Project.  This minimum cash balance is shown as restricted cash in the accompanying balance sheet at March 31, 2011.

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

The proceeds from the First Note were used by Blast (i) to repay in full the remaining indebtedness of $250,000 owed to Sun under the outstanding promissory note described above; (ii) to fund Blast’s portion of the Test Well under the terms of the Farmout Agreement; and (iii) to pay fees and expenses incurred in connection with the Closing, including the payment of the Original Issue Discount and reimbursement of legal fees incurred by the Investor in connection with the Closing.

Blast reimbursed the Investor a total of $116,891 for legal fees incurred, which has been treated as an additional discount against the First Note to be amortized over its term.  Blast also paid $218,473 in legal and finders fees associated with the lending arrangement, which has been recorded as deferred financing costs to be amortized over the term of the First Note.  Net proceeds to Blast after the original issue discount, reimbursement of the lender’s legal fees and Blast’s own expenses were approximately $1.6 million with an effective interest rate of approximately 36%.

As of March 31, 2011, Blast paid interest in the amount of $21,111 and had accrued interest payable under this note (reflected as Accrued expenses –in the accompanying balance sheet) of $17,593 at March 31, 2011.

Second Note
Blast delivered the Investor the Second Note in the amount of $411,000 on April 5, 2011. Blast paid an original issue discount to the Investor on the Second Note of 10% or $41,100.  The Second Note has substantially similar terms to the First Note.  The proceeds from the Second Note were used by Blast to fund Blast’s portion of the completion and testing costs of the Test Well under the terms of the Farmout Agreement.

Guaranty and Security Agreement
The repayment of the amounts loaned to Blast by the Investor under the First Note and the Second Note (the “Loans”) was guaranteed by Blast’s wholly-owned subsidiaries Eagle Domestic Drilling Operations LLC (“Eagle”) and Blast AFJ, Inc. (“Blast AFJ”).  Additionally, Blast, Eagle and Blast AFJ each entered into a Security Agreement in favor of the Investor, pursuant to which such parties provided the Investor a first prior security interest in all of their tangible and intangible assets, including equipment, intellectual property and personal and real property as collateral to secure the repayment of the Loans (the “Security Agreement”).  Additionally, Berg McAfee Companies, LLC (“Berg McAfee”) agreed, pursuant to its entry into a Subordination and Intercreditor Agreement with Blast, to subordinate the repayment of the $1.12 million principal amount of the Secured Promissory Note owed by Blast to Berg McAfee to the repayment of the Loans and the Investor’s security interest granted pursuant to the Security Agreement.

Stock Purchase Agreement
As additional security for the repayment of the Loans, and pursuant to a Stock Purchase Agreement, Blast sold the Investor one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Investor to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.  Blast assigned no value to this Series B Preferred Share.

Royalty Payment Letter
As additional consideration for the Investor agreeing to make the Loans, Blast agreed pursuant to a Royalty Payment Letter (the “Royalty Payment Letter”), to pay the Investor 30% of all amounts earned (the “Royalty”) by Blast under the Test Well; provided however, that should the Test Well achieve an initial production average equal to or greater than 400 barrels of oil equivalent per day for the period commencing on the first day on which the Test Well is at full production and ending on the 30th day thereafter Blast’s obligation under the Royalty Payment Letter is limited to 30% of Blast’s earnings on only 400,000 gross barrels of production, from such wells (which may or may not include the Test Well) as Blast may determine in its sole discretion. Amounts earned by Blast in connection with the Test Well are deemed to include, without limitation, amounts earned from the sale, assignment, transfer or other disposition by Blast of any interest in the Test Well. Blast did not assign any value to the 30% royalty assigned to the Investor due to the lack of proved reserves associated with the Guijarral Hills Test Well and uncertainty around its ultimate commercial viability.

NOTE 8 – PREFERRED STOCK – RELATED PARTIES

Series A Convertible Preferred Stock
In January 2008, Blast sold the rights to an aggregate of two million units each consisting of four shares of Series A Convertible Preferred Stock, and one three year warrant to purchase one share of common stock with an exercise price of $0.10 per share (the “Units”), for an aggregate of $4 million or $2.00 per Unit, to Clyde Berg and to McAfee Capital LLC, two parties related to Blast’s largest shareholder, Berg McAfee Companies.  The shares of common stock issuable in connection with the exercise of the warrants and in connection with the conversion of the Preferred Stock were granted registration rights in connection with the sale of the Units.  The proceeds from the sale of the Units were used to satisfy creditor claims of about $2.4 million under the terms of our Second Amended Plan of Reorganization (the “Plan”) allowing Blast to emerge from Chapter 11 bankruptcy and provided working capital of $1.6 million.

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

In October 2008, Blast redeemed two million shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at face value of $0.50 per share (the then conversion price of the preferred shares) and paid $1 million to redeem the Preferred shares.  In connection with the redemption, Blast cancelled one million Series A Preferred shares each held by Clyde Berg and McAfee Capital, LLC.  Accordingly, six million preferred shares remain outstanding at March  31, 2011.

As of March 31, 2011, the aggregate and per share arrearages on the outstanding Preferred Stock were $792,329, and $0.13, respectively, which includes dividends in arrearage of $50,630 related to the 2,000,000 preferred shares that were redeemed in October 2008.

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

NOTE 9 – COMMON STOCK

In February 2011, Blast issued 750,000 shares of restricted common stock to Trident Partners in connection with the exercise of warrants originally issued in November 2010 under the terms of a placement agreement between the Company and Trident.  Blast received cash proceeds of $7,500 related to this exercise.

In February 2011, Blast issued 2,766,667 shares of restricted common stock valued at $249,000 to certain current and retired members of the board of directors in payment of deferred board fees accrued from October 2008. Fees were converted into shares at $0.09 per share, the closing market price of the Company’s stock on February 2, 2011.

NOTE 10 – OPTIONS AND WARRANTS

Share-based Compensation:

The 2009 Stock Incentive Plan (the “Incentive Plan”) authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan, to the Company’s employees, officers, directors and consultants.  Options to purchase a total of 5 million shares are authorized to be issued under the Incentive Plan.  As of March 31, 2011, 2 million shares have been granted under this plan.

During the three months ended March 31, 2011, options to purchase an aggregate of 2 million shares were granted to certain named executives and non-executive members of the management team at an exercise price of $0.09 per share.  The options have a ten year term and vest immediately upon date of grant.  Fair value of $169,369 was recorded using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the options issued during the three month period ended March 31, 2011 include (1) discount rate of 3.52%, (2) expected term of 5 years, (3) expected volatility of 369.75% and (4) zero expected dividends.

During the three month period ended March 31, 2011, the Company recognized share-based compensation expense of $171,168. The remaining amount of unamortized options expense at March 31, 2011 is $979.  The intrinsic value of outstanding as well as exercisable options at March 31, 2011 was $212,835.

Activity in options during the three month period ended March 31, 2011 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2011	2,358,792	$ 0.61
Granted	2,000,000	0.09
Exercised	-	-
Forfeited and cancelled	-	-

Outstanding at March 31, 2011	4,358,792	$ 0.37	6.6

Exercisable at March 31, 2011	4,350,459	$ 0.37	6.6

Activity in warrants during the three months ended March 31, 2011 and related balances outstanding as of that date are reflected below. The intrinsic value of the exercisable warrants at March 31, 2011 was $406,314.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2011	12,245,089	$ 0.84
Granted	-	-
Exercised	(750,000)	0.01
Forfeited and cancelled	-	-

Outstanding at March 31, 2011	11,495,089	$ 0.86	2.2

Exercisable at March 31, 2011	11,495,089	$ 0.86	2.1

NOTE 11 – LITIGATION

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

NOTE 12 – BUSINESS SEGMENTS

As of March 31, 2011, Blast has two reportable segments: (1) Oil and Gas Producing Properties and (2) Down-hole Solutions.  A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Oil and Gas Properties	$ 106,527	$ -
Down-hole Solutions	-	-
Total Revenue	$ 106,527	$

Costs of Goods Sold:
Oil and Gas Properties	$ 70,374	$ -
Down-hole Solutions	5,502	28,125
Corporate	461,430	241,892
Total Operating expenses	$ 537,306	$ 270,017

Operating profit (loss):
Oil and Gas Properties	$ 36,153	$ -
Down-hole Solutions	(5,502)	(28,125)
Corporate	(461,430)	(241,892)
Operating Loss	$ (430,779)	$ (270,017)

NOTE 13 – DISCONTINUED OPERATIONS

On December 30, 2010, Blast entered into an Asset Purchase Agreement with GlobaLogix, Inc. (“GlobaLogix” and the “Purchase Agreement”).  Pursuant to the Purchase Agreement, Blast sold all of its Satellite Communications assets, rights and interests, including all goodwill, customer and vendor contracts (collectively “Satellite Contracts”), inventory, test equipment, software and other assets associated with its Satellite Communications operations to GlobaLogix in consideration for (a) $50,000; and (b) GlobaLogix agreeing to assume any and all liabilities, obligations and rights associated with the Satellite Contracts.  Additionally, GlobaLogix agreed to offer full-time employment to one of the Company’s employees in connection with the Purchase Agreement.  The $50,000 payment was received in January 2011.

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

Net income (loss) from the discontinuance of satellite operations for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010
Revenues	$ -	$ 84,402

Operating Expenses:
Cost of sales	-	77,619
Selling, general and administrative	-	1,729
Bad debts expense	3,686	-
Total operating expenses	(3,686)	(79,348)

Net income (loss) from discontinued operations	$ (3,686)	$ 5,054

At March 31, 2011, bad debt expense of $3,686 related to a dated receivable balance from the discontinued satellite business which was determined to be uncollectible.

NOTE 15 – SUBSEQUENT EVENTS

Solimar 76-33 Well Commences Testing

On May 19, 2011, a completion rig moved on location to commence the flow testing program on the Solimar Energy 76-33 well in the Guijarral Hills Field Area located in Fresno County, California.  Under the completion plan, Solimar Energy, the operator of the well, plans to perforate and flow test up to three zones within the Gatchell, Avenal and Leda intervals. A total of potential net pay of over 135 feet in six separate intervals was previously reported for the well.  The three intervals that have been selected for testing are those deemed most likely to potentially produce commercial quantities of oil.

The testing program will involve perforating the selected interval followed by periods when the well will be flowing or shut-in to measure the pressure response and to evaluate fluid properties. The test sequence will involve testing the deepest interval, the Lower Gatchell, first and then working up the well, as necessary, to the shallower Avenal and Leda objectives.

The three intervals selected to be tested have all been productive in the adjacent Guijarral Hills field. While drilling each interval had indications that hydrocarbons were present which were also indicated on wireline logs that were run after drilling was completed. While such petro-physical analysis indicates that hydrocarbon pay is present, the flow testing program is necessary to determine whether the reservoir quality will meet commercial production rates.

The testing program for the three intervals is expected to have a gross cost of approximately $530,000 (net to Blast of approximately $265,000), although the total cost will depend on the results and whether any of the intervals require additional procedures, such as fracture stimulation.  While Blast has paid two-thirds of the costs of the well to date, Blast is responsible for its proportionate share of the working interests of 50% of the costs going forward.

Amended Placement Agreement
On May 18, 2011, Blast agreed with Trident Partners to amend their placement agreement as it pertains to Trident’s 10% share of the royalty offered to the Investor introduced to Blast by Trident. In lieu of a share in the royalty interest, Blast agreed to grant to certain principals of Trident fully vested warrants, exercisable for two years to purchase up to 400,000 shares of Blast’s common stock at an exercise price of $0.01 per share.

Promissory Note with Clyde Berg
On May 19, 2011, Blast entered into a $100,000 promissory note with Clyde Berg, a major shareholder. The note carries a 25% interest rate and has a one-year term.  The proceeds from this note will be used to partially cover the cost of testing operations on the Solimar 76-33 well.

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

The following discussion and analysis of our financial condition is as of March 31, 2011.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

Business Overview

Unless otherwise indicated, we use “Blast,” “the Company,” “we,” “our” and “us” in this quarterly report to refer to the businesses of Blast Energy Services, Inc. and its wholly-owned subsidiaries, Eagle Domestic Drilling Operations LLC and Blast AFJ, Inc.

Blast is seeking to become an independent oil and gas producer with additional revenue potential from its applied fluid jetting technology. We plan to grow operations initially through the acquisition of oil producing properties (as described below) and then eventually, to acquire oil and gas properties where our applied fluid jetting process could be used to increase the field production volumes and value of the properties in which we own an interest.

Oil and Gas Properties

North Sugar Valley Field
On September 23, 2010, Blast closed on a sales agreement with Sun Resources Texas, Inc. (“Sun”) a privately-held company based in Longview, Texas, to acquire Sun’s oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas for a total purchase price of $1,181,000. Under the terms of the agreement, the purchase price was paid in a combination of cash, common stock and through the issuance of a promissory note (which has since been repaid) for Sun’s approximately 65% working interest (net revenue interest of approximately 50%) in three wells.  The acquired wells are currently producing a total of approximately 43 gross barrels of oil per day from the Gravier Sand formation, which our year end reserve report estimates contains approximately 75,000 barrels of recoverable reserves net to the interest acquired by Blast.

The effective date of the sale was October 1, 2010. Under the terms of the agreement, Sun will continue to act as Operator of the properties.  Sun has retained a 1% working interest in the wells.

Guijarral Hills Exploitation Project
In February 2011, Blast entered into a farmout agreement with Solimar Energy LLC (“Solimar”), which provided Blast the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California. Solimar is a wholly-owned subsidiary of Solimar Energy Limited, a publicly-traded company on the Australia Stock Exchange based in Melbourne, Australia.

Under the terms of the agreement with Solimar, Blast will participate in the Guijarral Hills project on a promoted basis of 66-2/3 percent (%) of the costs to drill and complete the initial planned exploratory well. After the drilling of the initial well, Blast will earn a 50% working interest, with net revenue interest of 38% in the entire project’s acreage position and will be required to contribute on an equal heads up basis (i.e., 50% of all costs) on any additional wells that may be drilled in the project.

The estimated gross cost to drill the initial planned well to its approximate total depth of 10,500 feet is approximately $2.3 million. Under the terms of the farmout agreement, Blast is required to pay approximately $1.54 million of this cost. Blast is expected to then pay its 66-2/3% promoted share toward the additional costs needed to complete the well and bring it into production (the “Test Well”).  After the initial planned well is drilled, whether successful or not, Blast will participate in future drilling activities within the project at a 50% working interest, subject to Blast’s requirement to pay 50% of the costs associated with the project.

In March 2011, the Solimar Energy 76-3 well in the Guijarral Hills Field Area located in Fresno County, California reached its total drilling depth of 10,550 feet.

On May 19, 2011, a completion rig moved on location to commence the flow testing program on the well.  Under the completion plan, Solimar plans to perforate and flow test up to three zones within the Gatchell, Avenal and Leda intervals. A total of potential net pay of over 135 feet in six separate intervals was previously reported for the well.  The three intervals that have been selected for testing are those deemed most likely to potentially produce commercial quantities of oil.

The testing program will involve perforating the selected interval followed by periods when the well will be flowing or shut-in to measure the pressure response and to evaluate fluid properties. The test sequence will involve testing the deepest interval, the Lower Gatchell, first and then working up the well, as necessary, to the shallower Avenal and Leda objectives.

The three intervals selected to be tested have all been productive in the adjacent Guijarral Hills field. While drilling each interval had indications that hydrocarbons were present which were also indicated on wireline logs that were run after drilling was completed.. While such petro-physical analysis indicates that hydrocarbon pay is present, the flow testing program is necessary to determine whether the reservoir quality will meet commercial production rates.

The testing program for the three intervals is expected to have a gross cost of approximately $530,000 (net to Blast of approximately $265,000), although the total cost will depend on the results and whether any of the intervals require additional procedures, such as fracture stimulation.  While Blast has paid two-thirds of the costs of the well  to date, Blast is responsible for its proportionate share of the working interests of 50% of the costs going forward.

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

During 2009, Blast further tested the AFJ process on wells in the Austin Chalk play in Central Texas operated by Reliance Oil & Gas, Inc. (“Reliance”) with some initial production success. Later Blast attempted to apply the process to third-party wells in West Texas and in Kentucky. Unfortunately, due to mechanical failures of the surface equipment we were not able to achieve any lateral jetting in the down-hole environment. Currently the AFJ rig and other support vehicles have been moved back to a storage yard in Hockley, Texas.  Blast intends to restart its down-hole stimulation service line once liquidity permits.

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

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a field by field basis. Sales of oil and gas properties or interests therein are credited against capitalized costs in the full cost pool. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Blast will assess the probability of realization of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Blast to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of oil and gas properties will be amortized using the units of production method.

Ceiling Test.  In applying the full cost method, Blast will perform an impairment test (ceiling test) at each reporting date commencing on December 31, 2010, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves, discounted at a 10% interest rate of future net revenues based on current operating conditions at the end of the period and the average, first day of the month price received for oil and gas production over the preceding 12 month period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.

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

Comparison of the Three Months Ended March 31, 2011 with the Three Months Ended March 31, 2010

Oil and Gas Properties.  Revenues and expenses associated with the production from Oil and Gas Properties commenced in October 2010, and as such, there were no Oil and Gas Properties revenues for the three months ended March 31, 2010.  Oil and Gas Properties revenues were $106,000 for the three months ended March 31, 2011. Lease operating costs for Oil and Gas Properties were $70,000.  The lease operating income from Oil and Gas Properties was $36,000.

Down-hole Solutions.  There were no down-hole Solutions’ revenues for the three months ended March 31 in either 2011 or 2010. The loss from Down-hole Solutions decreased by $22,000 to $6,000 for the three months ended March 31, 2011 compared to a loss of $28,000 for the three months ended March 31, 2010. This decrease was due to the suspension of field testing of this technology in 2009 after unsuccessfully attempting to drill laterals on several wells.

Depreciation - services.  Depreciation expense decreased by $20,000 to $16,000 for the three months ended March 31, 2011 as compared to $36,000 for the three months ended March 31, 2010.  This decrease is primarily related to the impairment recorded to the AFJ rig carrying value in December 2010 and the sale of surplus equipment no longer needed for AFJ operations.

Depletion and impairment – oil and gas. Amortization costs of $19,000 for the three months ended March 31, 2011 were the result of depletion on units of production basis. Since no oil and gas properties were owned in 2010, there were no depletion or impairment costs in 2010.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $219,000 to $425,000 for the three months ended March 31, 2011 compared to $206,000 for the three months ended March 31, 2010. The increase was primarily due to the stock compensation expense associated with the granting of options and the allocation of payroll to G&A that was previously allocated to other business segments in 2010.

	For the Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2011	2010
Payroll and related costs	$ 103	$ 47	$ 56
Option and warrant expense	171	3	168
Legal fees & settlements	12	36	(24)
External services	92	77	15
Insurance	21	32	(11)
Travel & entertainment	8	3	5
Office rent, communications, misc.	18	8	10
	$ 425	$ 206	$ 219

Interest Expense.  Interest expense was $114,000 for the three months ended March 31, 2011 compared with $23,000 for the three months ended March 31, 2010 an increase of $91,000 from the prior period. This increase is primarily due to included accrued interest on the new lending arrangement that closed in February 2011.

Loss From Continuing Operations. The loss from continuing operations increased by $252,000 to $545,000 for the three months ended March 31, 2011 compared to a loss from continuing operations of $293,000 for the three months ended March 31, 2010. This increase is primarily due to the stock compensation expense associated with the granting of options in February 2011 and higher interest expense on the new lending arrangement that closed in February 2011.

Income (Loss) From Discontinued Operations. Loss from discontinued operations was $3,700 for the three months ended March 31, 2011 compared to income from discontinued operations of $5,100 for the three months ended March 31, 2010.

Net Loss.  Net loss increased by $260,000 to a net loss of $548,000 for the three months ended March 31, 2011 compared to a net loss of $288,000 for the three months ended March 31, 2010.  This increase is primarily due to the stock compensation expense associated with the granting of options in February 2011 and higher interest expense on the new lending arrangement that closed in February 2011.

Liquidity and Capital Resources

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all. As of March 31, 2011, we had cash of approximately $320,000.

Blast had total current assets of $2.1 million as of March 31, 2011, including cash of $220,000 and restricted cash of $100,000, compared to total current assets of $1.9 million as of December 31, 2010, including a cash balance of $373,000. Under the terms of the lending arrangement, Blast must keep a minimum balance of $100,000 in a control account which is represented on the balance sheet as restricted cash.

Blast had total assets as of March 31, 2011 of $5.1 million compared to total assets of $3.6 million as of December 31, 2010.  Included in total assets as of March 31, 2011 was $1.2 million of oil and gas properties subject to amortization.

Blast had total liabilities of $3.7 million as of March 31, 2011, including current liabilities of $2.6 million compared to total liabilities of $2.1 million as of December 31, 2010, including current liabilities of $1 million.

Blast had a working capital deficit of $0.6 million, total stockholders’ equity of $1.4 million and a total accumulated deficit of $74.6 million as of March 31, 2011, compared to net working capital of $0.9 million, total stockholders’ equity of $1.5 million and a total accumulated deficit of $74.1 million as of December 31, 2010. The reduction in equity is attributable to the net loss of $548,000 for the three months ended March 31, 2011 partially offset by the issuance of common stock for the payment of deferred board fees and the granting of options to management in February 2011.

A secured $1.12 million note with Berg McAfee Companies, LLC remains outstanding as of March 31, 2011.  The note, which was extended for an additional three years from the effective date of our Second Amended Plan of Reorganization  (February 27, 2008) to February 27, 2011, bears interest at 8% per annum, and contained an option to convert into shares of the Company’s common stock at the rate of one share of common stock for each $0.20 of the note outstanding. In January 2011, BMC agreed to revise and amend the terms of the note to extend the maturity date of such note from February 27, 2011, to February 27, 2013, to increase the amount of notice the Company is required to provide BMC in the event the Company desires to prepay the note from five (5) days to thirty (30) days), to subordinate the security for such note to the Company’s obligations due to and in connection with the drilling and completion of the Guijarral Hills development project, and to reduce the conversion rate for amounts outstanding under the Note from $0.20 per share  of the Company’s common stock to a rate of $0.08 per share.

On February 24, 2011, Blast entered into a Note Purchase Agreement (the “Purchase Agreement”) and related agreements (as described above) with a Third Party (the “Investor”) to fund its Guijarral Hills project and to repay the Sun promissory note.  Pursuant to the Purchase Agreement, Blast agreed with the Investor to enter into Secured Promissory Notes in the aggregate principal amount of up to $2,522,111, with a Senior Secured Promissory Note in the amount of $2,111,111 (the “First Note”) delivered to the Investor at the Closing and a second Note delivered in April 2011 in the amount of $411,000.

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

In May 2011, Blast obtained a $100,000 loan from Clyde Berg, who is affiliated with Berg McAfee Companies (“BMC”), the Company’s largest shareholder.  The loan bears interest at the rate of 25% per annum.  The loan is evidenced by a promissory note payable on May 18, 2012.  The loan is guaranteed by Eric McAfee, another affiliate of BMC. The proceeds from this loan will be used to partially cover the cost of testing operations on the Solimar 76-33 well.

In addition to this note, Blast is planning to raise additional capital to cover Blast’s share of the remaining costs for testing the well, or approximately $163,000. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to fully contribute to our share of the testing costs, then our net revenue interest in this well may be subject to change.

Cash Flows From Operating Activities. Blast had net cash used in operating activities of approximately $120,000 for the three months ended March 31, 2011 which was mainly due to $548,000 of loss from continuing operations and $30,000 of accounts payable, partially offset by $171,000 of option and warrant expense, $57,000 of accounts receivable, $94,000 of accrued expenses and $47,000 of amortization of debt discount.

Cash Flows from Investing Activities. Blast had net cash provided by investing activities of $11,000 for the three months ended March 31, 2011 primarily related to proceeds from the sale of assets.

Cash Flows from Financing Activities. Blast had net cash used in financing activities of $55,000 for the three months ended March 31, 2011, related to payments on short-term debt of $37,000, borrowings on short-term debt of 84,000 and $7,500 of proceeds from exercise of warrants.

 Recent Accounting Pronouncements

For the period ended March 31, 2011, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended  December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on April 12, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2010, Blast entered into a non-exclusive Placement Agent Agreement with Trident Partners Ltd. (“Trident” and the “Placement Agreement”). Pursuant to the Placement Agreement, Trident agreed to assist Blast in raising capital in a private offering.  In connection with Blast’s entry into a Placement Agreement, Blast granted certain affiliates of Trident warrants, exercisable for one year from the date of the agreement, to purchase up to 750,000 shares of Blast’s common stock at an exercise price of $0.01 per share.  In January 2011, the holders of the warrants exercised warrants to purchase 600,000 shares of common stock and purchased 600,000 shares of Blast’s restricted common stock in consideration for $6,000.  Subsequently in March 2011, the holders exercised the remaining warrants to purchase 150,000 shares of common stock and purchased 150,000 shares of Blast's restricted common stock in consideration for $1,500.

In connection with the Placement Agreement, Blast also agreed to provide Trident a cash fee of 10% of the proceeds received from the sale of any equity or equity-linked securities to any party introduced by Trident (each an “Investor”); warrants to purchase shares of common stock equal to 10% of the total number of shares of common stock sold or granted in connection with any funding (on similar terms as the Placement Warrants); and Blast agreed to grant Trident a net revenue interest equal to 10% of any interest Blast provided to any Investors in any closing (the “Placement Fees”).  The requirement to pay the Placement Fees in connection with any subsequent investment by an Investor continues in effect for 12 months following the expiration of the Placement Agreement, which Placement Agreement had a term of three months.

In May 2011, Blast and the Placement Agent entered into an amendment to the Placement Agreement whereby Trident agreed to accept two year warrants to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $0.01 per share in lieu of the net revenue interest they were to be due pursuant to the terms of the original Placement Agreement. Furthermore, the amendment provided that in the event additional investments are made which fall under the Placement Agreement, Trident would be granted additional warrants similar to the warrants granted pursuant to the amendment, pro rata with the original amount of funding raised.

In February 2011, Blast entered into the Purchase Agreement and delivered to the Investor the First Note (as described above).

In February 2011, Blast sold to the Investor one (1) share of Series B Preferred Stock in connection with and pursuant to the Stock Purchase Agreement (described above).

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

In April 2011, Blast and the Investor entered into the Second Note (as described above).

Blast claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) for the above grants, issuances and sales, since the transactions involving such grants, issuances and sales did not involve a public offering, the recipients took the securities for investment and not resale, and Blast took appropriate measures to restrict transfer.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description
Exhibit 3.1	Amended and Restated Certificate of Designation of Series A Preferred Stock Filed January 13, 2011 with the SEC, Form 8-K

Exhibit 3.2	Certificate of Designation of Blast’s Series B Preferred Stock Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.1	Asset Purchase Agreement with GlobaLogix, Inc. Filed on January 5, 2011 with the SEC, Form 8-K

Exhibit 10.2	Amendment No. 1 to 2008 Promissory Note with Berg McAfee Companies, LLC Filed on January 13, 2011 with the SEC, Form 8-K

Exhibit 10.3	Amendment No. 1 to 2008 Promissory Note with BMC Filed January 13, 2011 with the SEC, Form 8-K

Exhibit 10.4	Note Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.5	Senior Secured Promissory Note (First Tranche) Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.6	Senior Secured Promissory Note (Second Tranche) Filed April 4, 2011 with the SEC, Form 10-K

Exhibit 10.7	Guaranty Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.8	Security Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.9	Stock Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.10	Royalty Payment Letter Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.11	Subordination and Intercreditor Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.12	Placement Agent Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

Date: May 23, 2011	By:	/s/ Michael L. Peterson
Michael L. Peterson
Interim President and CEO
(Principal Executive Officer)

Date: May 23, 2011	By:	/s/ John MacDonald
John MacDonald
Chief Financial Officer
(Principal Accounting Officer)