Form 10-Q
period 2011-06-30
BLAST ENERGY SERVICES, INC.
filed 2011-08-22
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

 Yes   ☒ No   ☐

As of August 22, 2011, 71,425,905 shares of the registrant’s common stock, $.001 par value per share, were outstanding, including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Blast Energy Services, Inc.

For the Six Months Ended June  30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash	$59,367	$373,470
Restricted cash	100,000	-
Accounts receivable, net	26,932	19,466
Prepaid and other assets	218,597	36,203
Other current receivable	1,440,000	1,440,000
Total Current Assets	1,844,896	1,869,139

Non-Current Assets:
Oil and gas properties – full cost method
Proved oil and gas properties, subject to amortization	1,191,396	1,191,488
Unproved oil and gas properties, not subject to amortization	1,990,489	-
Less: accumulated depletion and impairment	(109,078)	(69,432)
Total oil and gas properties, net	3,072,807	1,122,056
Equipment, net of accumulated depreciation and impairment of $773,287 and $751,386	427,418	470,776
Option on oil and gas properties	-	100,000
Assets from discontinued operations – held for sale	-	65,626
Total Assets	$5,345,121	$3,627,597

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$75,510	$29,575
Accrued expenses	476,997	447,173
Accrued expenses – related party	303,142	255,397
Note payable – related party	100,000	-
Note payable – other	34,350	4,400
Note payables – other, net of discount of $236,946 and 14,028	2,285,165	255,972
Total Current Liabilities	3,275,164	992,517

Long-Term Liabilities:
Notes payable – related party	1,120,000	1,120,000
Asset retirement obligations	11,785	10,862
Total Liabilities	4,406,949	2,123,379

Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized:
Series A - 6,000,000 shares issued and outstanding	6,000	6,000
Series B – one and zero share issued and outstanding	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized; 71,425,905 and 67,909,238 shares issued and outstanding	71,426	67,909
Additional paid-in capital	75,962,396	75,492,738
Accumulated deficit	(75,101,650)	(74,062,429)
Total Stockholders’ Equity	938,172	1,504,218

Total Liabilities and Stockholders’ Equity	$5,345,121	$3,627,597

See accompanying notes to unaudited consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:	$136,543	$-	$243,070	$-

Operating Expenses:
Cost of sales - services	1,378	21,763	6,880	49,888
Lease operating costs	65,199	-	135,573	-
Selling, general and administrative expense	270,060	127,713	695,259	333,738
Depreciation - services	15,332	35,868	30,842	71,736
Depletion and amortization – oil and gas	20,735	-	39,646	-
Accretion expense	520	-	1,015	-
(Gain) Loss on disposal of equipment	-	-	1,315	-
Total operating expenses	373,224	185,344	910,530	455,362

Operating Loss	(236,681)	(185,344)	(667,460)	(455,362)

Other income (expense):
Other income	-	2,073	-	2,073
Interest income	-	-	-	17
Interest expense	(254,300)	(23,332)	(368,075)	(46,557)
Total other income (expense)	(254,300)	(21,259)	(368,075)	(44,467)

Loss from continuing operations	(490,981)	(206,603)	(1,035,535)	(499,829)
Income (Loss) from discontinued operations	-	4,419	(3,686)	9,474
Net Loss	$(490,981)	$(202,184)	$(1,039,221)	$(490,355)

Preferred dividends	59,836	59,178	119,014	119,014
Net loss attributable to common shareholders	$(550,817)	$(261,362)	$(1,158,235)	$(609,369)

Net income (loss) per common share – Basic:
Continuing operations	$(0.01)	$0.00	$(0.02)	$(0.01)
Discontinued operations	-	-	-	-
Net income (loss)	$(0.01)	$0.00	$(0.02)	$(0.01)

Net income (loss) per common share – Diluted:
Continuing operations	$(0.01)	$0.00	$(0.02)	$(0.01)
Discontinued operations	-	-	-	-
Net income (loss)	$(0.01)	$0.00	$(0.02)	$(0.01)

Weighted average common shares outstanding-
Basic	71,425,905	61,909,238	70,687,599	61,881,105
Diluted	71,425,905	61,909,238	70,687,599	61,881,105

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net loss	$(1,039,220)	$(490,355)
(Income) loss from discontinued operations	3,686	(9,474)
Loss from continuing operations	$(1,035,535)	$(499,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,842	71,736
Depletion and impairment – oil and gas	39,646	-
Accretion of asset retirement obligation	1,015	-
Amortization of debt discount	146,184	-
Amortization of deferred financing costs	89,530	-
Option and warrant expense	216,675	5,516
(Gain)/Loss on disposition of equipment	1,315	-
Changes in:
Accounts receivable	58,160	(3,140)
Prepaid expenses and other current assets	48,912	22,809
Accounts payable	36,858	49,996
Accrued expenses	167,986	76,042
Accrued expenses – related party	47,745	45,024
Deferred revenue	-	4,124
Net Cash Used In Continuing Operating Activities	(150,666)	(227,722)
Net Cash Provided By (Used In) Discontinued Operating Activities -	(3,686)	9,474
Net Cash Used In Operating Activities	(154,352)	(218,248)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	11,200	-
Cash paid for oil and gas properties	(1,890,489)	-
Net Cash Used In Investing Activities	(1,879,289)	-

Cash Flows From Financing Activities:
Payments on short term debt	(305,423)	(20,278)
Borrowings on short-term debt	2,253,009	-
Cash paid for deferred financing costs	(135,548)
Restricted cash	(100,000)	-
Proceeds from exercise of warrants	7,500	-
Net Cash Provided By (Used In) Financing Activities	1,719,538	(20,278)

Net change in cash	(314,103)	(238,526)
Cash at beginning of period	373,470	261,164
Cash at end of period	$59,367	$22,638

Cash paid for:
Interest	$63,599	$1,533
Income taxes	-	-

Non-Cash Transactions:
Prepaid insurance financed with note payable	65,373	69,735
Common stock issued for accrued liabilities	249,000	14,800

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

Fair Value of Financial Instruments.  The carrying amount of Blast’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. Management believes the fair value of  the promissory notes entered into connection with the funding arrangement for the Guijarral Hills Exploitation Project approximates the fair value due to the short-term nature of the instruments.

Cash Equivalents.  Blast considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from the sale of crude oil and down hole services. Revenue from crude oil sales is recognized when the crude oil is delivered to the purchaser and collectability is reasonably assured. Revenue from services is recognized when the service is delivered or completed and collection is reasonable assured.  If collection is uncertain, revenue is recognized when cash is collected.  We recognize reimbursements received from third parties for out-of-pocket expenses incurred as service revenues and account for out-of-pocket expenses as direct costs of services.

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

Ceiling Test. In applying the full cost method, Blast performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is compared to the “estimated present value” of its proved reserves, discounted at a 10% interest rate of future net revenues based on current operating conditions at the end of the period and the average, first day of the month price received for oil and gas production over the preceding 12 month period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  As of June 30, 2011, the application of the ceiling test resulted in no charge to impairment expense.

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

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable, but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2011 and December 31, 2010, Blast determined that no allowance for doubtful accounts was required.  During the six months ended June 30, 2011, Blast recognized bad debt expense of $3,686 related to a dated receivable balance from its discontinued satellite business determined to be uncollectible.

Earnings or Loss Per Share.  Basic earnings per share equal net earnings or loss divided by weighted average shares outstanding during the period.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the six month periods ended June 30, 2011 and 2010 and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.  At June 30, 2010, all outstanding options, warrants and convertible securities had exercise prices or conversion rates that were in excess of Blast’s common share price at the end of the period.

For the three and six months ended June 30, 2011, using the treasury stock method, outstanding warrants with exercise prices below the period end market price of Blast’s stock would have increased dilutive shares outstanding by 1,819,319 and 1,801,145 common shares, respectively.

New Accounting Pronouncements. We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.  We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

NOTE 4 – GOING CONCERN

Blast had an unrestricted cash balance of approximately $59,000, current assets of approximately $1.8 million and stockholders’ equity of approximately $0.9 million as of June 30, 2011. Blast had a loss from continuing operations of approximately $1 million for the six months ended June 30, 2011 and an accumulated deficit at June 30, 2011 of approximately $75 million. The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create uncertainty as to Blast’s ability to continue as a going concern. Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments, as well as obtain financing from third parties.

NOTE 5 - EQUIPMENT

Equipment consists of the following:

Description	Life	June 30, 2011	December 31, 2010
Computer equipment	3 years	$ 14,188	$ 14,188
Tractor	4 years	15,518	36,975
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	1,166,215	1,166,215
Equipment		1,200,705	1,222,162

Less:
Accumulated depreciation		(319,205)	(297,304)
Impairment		(454,082)	(454,082)
Equipment, net		$ 427,418	$ 470,776

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

Blast funded the initial cash portion of this acquisition from a portion of the $1.4 million in funds, net of attorney’s fees, received from Quicksilver Resources in connection with the Compromise Settlement and Release Agreement entered into with Quicksilver in September 2008 as described in Note 11.

In February 2011, the promissory note was paid in full from proceeds of a lending arrangement described in Note 7 below. For the six months ended June 30, 2011, Blast recognized the balance of the unamortized discount of $14,028 as interest expense.

Unaudited Pro forma Information

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of the Sugar Valley oil and gas assets had occurred on January 1, 2010:

	2010
	Three months ended June 30	Six months ended June 30
Revenues	$111,826	$229,243
Net Loss	$(150,081)	$(376,714)
Net loss per share – basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding	61,909,238	61,881,105

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

In March 2011, the Solimar Energy 76-3 well in the Guijarral Hills Field reached its total drilling depth of 10,550 feet.  In May 2011, Solimar commenced completion operations, by perforating and flow testing three potentially hydrocarbon bearing sands encountered in the drilling process.  However, the zones tested did not result in an oil producing well. Solimar and Blast are currently evaluating further potential testing to be done in the well, including an evaluation of a large interval of Kreyhegan Shale that was encountered while drilling.

The Farmout Agreement and subsequent participation in the Solimar Energy 76-3 well is reported in the balance sheet under “Unproven oil and gas properties.”

NOTE 7 – NOTES PAYABLE – RELATED PARTY AND OTHER

Related Party Transactions

Promissory Note with Clyde Berg
On May 19, 2011, Blast entered into a $100,000 promissory note with Clyde Berg, a major shareholder. The note carries a 25% interest rate, has a one-year term and Blast’s performance under the note is guaranteed by Eric McAfee, another affiliate of Berg McAfee Companies, LLC.  The proceeds from this note were used to partially cover the cost of testing operations on the Solimar 76-33 well.

Interest payable under this note (reflected as Accrued expenses – related party in the accompanying balance sheet) is $2,945 at June 30, 2011.

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

Interest payable under this note (reflected as Accrued expenses – related party in the accompanying balance sheet) is $300,197 at June 30, 2011.

Third Party Transactions

Promissory Note - North Sugar Valley Field
Under the terms of the sales agreement with Sun, Blast issued an interest free promissory note for $300,000 payable at a rate of $10,000 per month commencing October 31, 2010, with the final balance payable in full on or before October 8, 2011. The promissory note is secured by a lien against the North Sugar Valley Field.

As the promissory note is noninterest bearing, Blast discounted the promissory note to its estimated net present value using an 8% interest rate, which Blast believes is representative of its incremental cost of borrowing given the secured nature of the promissory note.  The resulting discount of $18,902 was to be amortized using the effective interest rate method over the term of the promissory note.

In February 2011, this note was paid in full from proceeds of a lending arrangement described below. For the six months ended June 30, 2011, Blast recognized the balance of the unamortized discount at the time of repayment of $14,028 as interest expense.

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
-
maintain a minimum cash bank balance of $100,000, with some flexibility as it relates to funding costs for the Test Well to be drilled as part of the Guijarral Hills Exploitation Project.  This minimum cash balance is shown as restricted cash in the accompanying balance sheet at June 30, 2011.

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

The proceeds from the First Note were used by Blast (i) to repay in full the remaining indebtedness of $250,000 owed to Sun under the then outstanding promissory note described above; (ii) to fund Blast’s portion of the Test Well under the terms of the Farmout Agreement; and (iii) to pay fees and expenses incurred in connection with the Closing, including the payment of the Original Issue Discount and reimbursement of legal fees incurred by the Investor in connection with the Closing.

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

First and Second Note Interest
As of June 30, 2011, Blast had paid interest in the amount of $62,690 and had accrued interest payable under the First and Second Notes (reflected as Accrued expenses in the accompanying balance sheet) of $21,017 at June 30, 2011.  During the three and six months ended June 30, 2011, Blast recognized additional interest expense of $98,686 and $132,156, respectively, related to the accretion of the debt discount applicable to the First and Second Notes. During the three and six months ended June 30, 2011, Blast also recognized interest expense of $67,237 and $89,530, respectively, for the amortization of the deferred financing costs related to the First and Second Notes.

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

Stock Purchase Agreement
As additional security for the repayment of the Loans, and pursuant to a Stock Purchase Agreement, Blast sold the Investor one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Investor to consent to and approve Blast’s or any of its subsidiaries’ entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.  Blast assigned no value to this Series B Preferred Share.

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

In October 2008, Blast redeemed two million shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at face value of $0.50 per share (the then conversion price of the preferred shares) and paid $1 million to redeem the Preferred shares.  In connection with the redemption, Blast cancelled one million Series A Preferred shares each held by Clyde Berg and McAfee Capital, LLC.  Accordingly, six million preferred shares remain outstanding at June 30, 2011.

As of June 30, 2011, the aggregate and per share arrearages on the outstanding Preferred Stock were $852,165, and $0.14, respectively, which includes dividends in arrearage of $50,630 related to the 2,000,000 preferred shares that were redeemed in October 2008.

Warrants
Blast also granted warrants to the Preferred Stockholders to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share.  These warrants had a three-year term and expired without being exercised in February 2011. The relative fair value of the warrants determined utilizing the Black-Scholes model was approximately $446,000 on the date of sale.  The significant assumptions used in the valuation were: the exercise price of $0.10; the market value of Blast’s common stock on the date of issuance of $0.29; expected volatility of 131%; risk free interest rate of 2.25%; and a term of three years.  Management has evaluated the terms of the Convertible Preferred Stock and the grant of warrants in accordance with EITF 98-5 (ASC 470) and EITF 00-27 (ASC 470), and concluded that there was not a beneficial conversion feature at the date of grant.

Series B Preferred Stock
As additional security for the repayment of the Note sold to the Investor, as described above, and pursuant to a Stock Purchase Agreement, Blast sold the Investor one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Investor to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.

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

NOTE 10 – OPTIONS AND WARRANTS

Share-based Compensation:

The 2009 Stock Incentive Plan (the “Incentive Plan”) authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan, to the Company’s employees, officers, directors and consultants.  Options to purchase a total of 5 million shares are authorized to be issued under the Incentive Plan.  As of June 30, 2011, 2 million shares have been granted under this plan.

Options
In February 2011, options to purchase an aggregate of 2 million shares were granted to certain named executives and non-executive members of the management team at an exercise price of $0.09 per share.  The options have a ten year term and vested immediately upon the date of grant.  A fair value of $169,369 was recorded using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the options issued during the three month period ended June 30, 2011 include (1) discount rate of 3.52%, (2) expected term of 5 years, (3) expected volatility of 369.75% and (4) zero expected dividends.

During the six month period ended June 30, 2011, the Company recognized share-based compensation expense of $171,997. The remaining amount of unamortized options expense at June 30, 2011 is $-0-.  The intrinsic value of outstanding as well as exercisable options at June 30, 2011 was $-0-.

Activity in options during the six month period ended June 30, 2011 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2011	2,358,792	$ 0.61
Granted	2,000,000	0.09
Exercised	-	-
Forfeited and cancelled	-	-

Outstanding at June 30, 2011	4,358,792	$ 0.37	6.3

Exercisable at June 30, 2011	4,350,459	$ 0.37	6.3

Warrants

In February 2011, 2,000,000 warrants with an exercise price of $0.10 per share expired without being exercised.

On May 18, 2011, Blast agreed with Trident Partners to amend their placement agreement as it pertains to Trident’s 10% share of the royalty offered to the Investor introduced to Blast by Trident. In lieu of a share in the royalty interest and as consideration for entering into the amendment, Blast agreed to grant to certain principals of Trident fully vested warrants, exercisable for two years to purchase up to 400,000 shares of Blast’s common stock at an exercise price of $0.01 per share.

The fair value of the warrants granted of $44,528 was expensed during the three months ended June 30, 2011 and the warrants were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the 400,000 warrants include: (1) discount rate of 0.42%, (2) expected term of 2 years, (3) expected volatility of 164.80% and (4) zero expected dividends. The warrants vested immediately, have an exercise price of $0.01 per share and are exercisable for a period of two years from the grant date.

During the six month period ended June 30, 2011, the Company recognized share-based compensation expense of $44,528. The remaining amount of unamortized warrant expense at June 30, 2011 was $-0-.  The intrinsic value of outstanding as well as exercisable warrants at June 30, 2011 was $117,315.

Activity in warrants during the six months ended June 30, 2011 and related balances outstanding as of that date are reflected below. The intrinsic value of the exercisable warrants at June 30, 2011 was $117,305.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2011	12,245,089	$ 0.84
Granted	400,000	0.01
Exercised	(750,000)	0.01
Expired	(2,000,000)	0.10
Forfeited and cancelled	-	-

Outstanding at June 30, 2011	9,895,089	$ 0.84	2.1

Exercisable at June 30, 2011	9,895,089	$ 0.84	2.1

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

NOTE 12 – BUSINESS SEGMENTS

As of June 30, 2011, Blast has two reportable segments: (1) Oil and Gas Producing Properties and (2) Down-hole Solutions.  A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment for the three months and six months ended June 30, 2011 and 2010, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Oil and Gas Production	$ 136,543	$ -	$ 243,070	$ -
Down-hole Solutions	-	-	-	-
Total Revenue	$ 136,543	$ -	$ 243,070	$ -

Costs of Goods Sold:
Oil and Gas Production	$ 65,199	$ -	$135,573	$ -
Down-hole Solutions	1,378	21,763	6,880	49,888
Corporate	306,647	163,581	768,077	405,474
Total Costs of Goods Sold	$ 373,224	$ 185,344	$ 910,530	$ 455,362

Operating profit (loss):
Oil and Gas Production	$ 71,344	$ -	$ 107,497	$ -
Down-hole Solutions	(1,378)	(21,763)	(6,880)	(49,888)
Corporate	(306,647)	(163,581)	(768,077)	(405,474)
Operating Loss	$ (236,681)	$ (185,344)	$ (667,460)	$ (455,362)

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

Net income (loss) from the discontinuance of satellite operations for the three and six months ended June 30, 2011 and 2010 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$ -	$ 69,623	$ -	$ 154,025

Operating Expenses:
Cost of sales	-	62,487	-	140,106
Selling, general and administrative	-	2,716	-	4,445
Bad debts expense	-	-	3,686	-
Total operating expenses	-	65,203	(3,686)	144,551

Net income (loss) from discontinued operations	$ -	$ 4,420	$ (3,686)	$ 9,474

At June 30, 2011, bad debt expense of $3,686 related to a dated receivable balance from the discontinued satellite business which was determined to be uncollectible.

NOTE 15 – SUBSEQUENT EVENTS

Blast evaluated subsequent events through the date the financial statements were issued, and there were no significant events to report.

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

The following discussion and analysis of our financial condition is as of June 30, 2011.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

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

On May 19, 2011, a completion rig moved on location to commence the flow testing program on the well. The three intervals selected to be tested have all been productive in the adjacent Guijarral Hills field. While drilling, each interval had indications that hydrocarbons were present which were also indicated on wireline logs that were run after drilling was completed. While such petro-physical analysis indicates that hydrocarbon pay is present, the flow testing program is necessary to determine whether the reservoir quality will meet commercial production rates.

The testing program involved perforating the selected interval followed by periods when the well was shut-in to measure the pressure response and to evaluate fluid properties. The test sequence involved testing the deepest interval, the Lower Gatchell, first and then working up the well to the shallower Avenal and Leda objectives.

However, none of the zones tested resulted in an oil producing well. Solimar and Blast are currently in discussions as it relates to potential further testing on the well, including an evaluation of a large interval of Kreyhegan Shale that was encountered while drilling. Blast will need to raise additional funds to participate in any further testing program and is currently exploring funding option that may include selling down their interest in the property.

Applied Fluid Jetting Technology

Over the past several years, Blast has developed a down-hole stimulation service that management believes has the potential to dramatically increase production volumes and reserves from existing or newly drilled wells. Blast has filed for a patent to protect this proprietary AFJ process.

The theory behind AFJ is both simple and extremely bold, to maximize the reservoir area contacted by the well bore, both vertically and horizontally--in order to increase production rates and improve reservoir recovery rates. Recent experience has moved the theory closer to commercial realization. Blast enters existing or new well bores to access the productive formations containing oil and natural gas. By jetting laterally into the formations, more of the reservoir is exposed to the wellbore and if successful, additional hydrocarbons are flowed to the surface. It is believed that this AFJ process can be successful in many types of sandstone and limestone/carbonate formations.

During 2009, Blast further tested the AFJ process on wells in the Austin Chalk play in Central Texas operated by Reliance Oil & Gas, Inc. (“Reliance”) with some initial production success. Later Blast attempted to apply the process to third-party wells in West Texas and in Kentucky. Unfortunately, due to mechanical failures of the surface equipment we were not able to achieve any lateral jetting in the down-hole environment. Currently the AFJ rig and other support vehicles have been moved back to a storage yard in Hockley, Texas.  Blast intends to restart its down-hole stimulation service line over the next few years once liquidity permits.

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

Ceiling Test.  In applying the full cost method, Blast performs an impairment test (ceiling test) at each reporting date commencing on December 31, 2010, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves, discounted at a 10% interest rate of future net revenues based on current operating conditions at the end of the period and the average, first day of the month price received for oil and gas production over the preceding 12 month period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.

Accounting for Asset Retirement Obligations.  If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, Blast will record a liability (an asset retirement obligation or “ARO”) on its consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for Blast. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statement of income.

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

Comparison of the Three Months Ended June 30, 2011 with the Three Months Ended June 30, 2010

Oil and Gas Properties.  Revenues and expenses associated with the production from Oil and Gas Properties commenced in October 2010, and as such, there were no Oil and Gas Properties revenues for the three months ended June 30, 2010.  Oil and Gas Properties revenues were $137,000 for the three months ended June 30, 2011. Lease operating costs for Oil and Gas Properties were $65,000.  The gross profit from Oil and Gas Properties was $72,000.

Down-hole Solutions.  There were no down-hole Solutions’ revenues for the three months ended June 30, 2011 or 2010. The loss from Down-hole Solutions decreased by $21,000 to $1,000 for the three months ended June 30, 2011 compared to a loss of $22,000 for the three months ended June 30, 2010. This decrease was due to the suspension of field testing of this technology in 2009 after unsuccessfully attempting to drill laterals on several wells.

Depreciation - services.  Depreciation expense decreased by $21,000 to $15,000 for the three months ended June 30, 2011 as compared to $36,000 for the three months ended June 30, 2010.  This decrease is primarily related to the impairment recorded to the AFJ rig carrying value in December 2010 and the sale of surplus equipment no longer needed for AFJ operations.

Depletion and amortization – oil and gas. Amortization costs of $21,000 for the three months ended June 30, 2011 were the result of depletion on units of production basis. Since no oil and gas properties were owned in 2010, there were no amortization, depletion or impairment costs in 2010.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $142,000 to $270,000 for the three months ended June 30, 2011 compared to $128,000 for the three months ended June 30, 2010. The increase was primarily due to the stock compensation expense associated with the granting of warrants and the allocation of payroll to G&A that was previously allocated to other business segments in 2010.

	For the Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2011	2010
Payroll and related costs	$ 120	$ 47	$ 73
Option and warrant expense	46	3	43
Legal fees & settlements	9	5	4
External services	65	56	9
Insurance	13	3	10
Travel & entertainment	5	3	2
Office rent, communications, misc.	12	11	1
	$ 270	$ 128	$ 142

Interest Expense.  Interest expense was $254,000 for the three months ended June 30, 2011 compared with $23,000 for the three months ended June 30, 2010, an increase of $231,000 from the prior period. This increase is primarily due to interest incurred on the new lending arrangement that closed in February 2011 and the accretion and amortization of the related debt discount and deferred financing costs.

Loss From Continuing Operations. The loss from continuing operations increased by $284,000 to $491,000 for the three months ended June 30, 2011 compared to a loss from continuing operations of $207,000 for the three months ended June 30, 2010. This increase is primarily due to higher interest expense on the new lending arrangement that closed in February 2011 and higher administrative expenses described, offset by the revenue generated during the three months ended June 30, 2011.

Income (Loss) From Discontinued Operations. Loss from discontinued operations was $-0- for the three months ended June 30, 2011 compared to income from discontinued operations of $4,000 for the three months ended June 30, 2010.

Net Loss.  Net loss increased by $289,000 to a net loss of $491,000 for the three months ended June 30, 2011 compared to a net loss of $202,000 for the three months ended June 30, 2010.  This increase is primarily due to higher interest expense on the new lending arrangement that closed in February 2011 and higher administrative expenses described above.

Comparison of the Six Months Ended June 30, 2011 with the Six Months Ended June 30, 2010

Oil and Gas Properties.  Revenues and expenses associated with the production from Oil and Gas Properties commenced in October 2010, and as such, there were no Oil and Gas Properties revenues for the six months ended June 30, 2010.  Oil and Gas Properties revenues were $243,000 for the six months ended June 30, 2011. Lease operating costs for Oil and Gas Properties were $136,000.  The gross profit from Oil and Gas Properties was $107,000.

Down-hole Solutions.  There were no down-hole Solutions’ revenues for the six months ended June 30, 2011 or 2010. The loss from Down-hole Solutions decreased by $43,000 to $7,000 for the six months ended June 30, 2011 compared to a loss of $50,000 for the six months ended June 30, 2010. This decrease was due to the suspension of field testing of this technology in 2009 after unsuccessfully attempting to drill laterals on several wells.

Depreciation - services.  Depreciation expense decreased by $41,000 to $31,000 for the six months ended June 30, 2011 as compared to $72,000 for the six months ended June 30, 2010.  This decrease is primarily related to the impairment recorded to the AFJ rig carrying value in December 2010 and the sale of surplus equipment no longer needed for AFJ operations.

Depletion and amortization – oil and gas. Amortization costs of $40,000 for the six months ended June 30, 2011 were the result of depletion on units of production basis. Since no oil and gas properties were owned in 2010, there were no depletion or impairment costs in 2010.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $361,000 to $695,000 for the six months ended June 30, 2011 compared to $334,000 for the six months ended June 30, 2010. The increase was primarily due to the stock compensation expense associated with the granting of options and the allocation of payroll to G&A that was previously allocated to other business segments in 2010.

	For the Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2011	2010
Payroll and related costs	$ 222	$ 94	$ 128
Option and warrant expense	217	6	211
Legal fees & settlements	21	41	(20)
External services	157	136	21
Insurance	35	35	-
Travel & entertainment	12	6	6
Office rent, communications, misc.	31	16	15
	$ 695	$ 334	$ 361

Interest Expense.  Interest expense was $368,000 for the six months ended June 30, 2011 compared with $47,000 for the six months ended June 30, 2010 an increase of $321,000 from the prior period. This increase is primarily due to interest on the new lending arrangement that closed in February 2011 and the accretion and amortization of the related debt discount and deferred financing costs.

Loss From Continuing Operations. The loss from continuing operations increased by $536,000 to $1,036,000 for the six months ended June 30, 2011 compared to a loss from continuing operations of $500,000 for the six months ended June 30, 2010. This increase is primarily due to the stock compensation expense associated with the granting of options in February 2011 and higher interest expense on the new lending arrangement that closed in February 2011.

Income (Loss) From Discontinued Operations. Loss from discontinued operations was $3,700 for the six months ended June 30, 2011 compared to income from discontinued operations of $9,500 for the six months ended June 30, 2010.

Net Loss.  Net loss increased by $549,000 to a net loss of $1,039,000 for the six months ended June 30, 2011 compared to a net loss of $490,000 for the six months ended June 30, 2010.  This increase is primarily due to the stock compensation expense associated with the granting of warrants in June 2011 and higher interest expense on the new lending arrangement that closed in February 2011, offset by the revenues generated during the six months ended June 30, 2011.

Liquidity and Capital Resources

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets or partial interests in oil and gas properties, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all. As of June 30, 2011, we had unrestricted cash of approximately $59,000.

Blast had total current assets of $1.8 million as of June 30, 2011, including cash of $59,000 and restricted cash of $100,000, compared to total current assets of $1.9 million as of December 31, 2010, including a cash balance of $373,000. Under the terms of the lending arrangement, Blast must keep a minimum balance of $100,000 in a control account which is represented on the balance sheet as restricted cash.

Blast had total assets as of June 30, 2011 of $5.3 million compared to total assets of $3.6 million as of December 31, 2010.  Included in total assets as of June 30, 2011 were $1.2 million of proved oil and gas properties subject to amortization, and $2.0 million of unproved oil and gas properties not subject to amortization.

Blast had total liabilities of $4.4 million as of June 30, 2011, including current liabilities of $3.3 million, compared to total liabilities of $2.1 million as of December 31, 2010, including current liabilities of $1 million.

Blast had a working capital deficit of $1.5 million, total stockholders’ equity of $0.9 million and a total accumulated deficit of $75.1 million as of June 30, 2011, compared to net working capital of $0.9 million, total stockholders’ equity of $1.5 million and a total accumulated deficit of $74.1 million as of December 31, 2010. The reduction in equity is attributable to the net loss of $1 million for the six months ended June 30, 2011, partially offset by the issuance of common stock for the payment of deferred board fees and the granting of options to management in February 2011.

A secured $1.12 million note with Berg McAfee Companies, LLC remains outstanding as of June 30, 2011.  The note, which was extended for an additional three years from the effective date of our Second Amended Plan of Reorganization  (February 27, 2008) to February 27, 2011, bears interest at 8% per annum, and contained an option to convert into shares of the Company’s common stock at the rate of one share of common stock for each $0.20 of the note outstanding. In January 2011, BMC agreed to revise and amend the terms of the note to extend the maturity date of such note from February 27, 2011, to February 27, 2013, to increase the amount of notice the Company is required to provide BMC in the event the Company desires to prepay the note from five (5) days to thirty (30) days), to subordinate the security for such note to the Company’s obligations due to and in connection with the drilling and completion of the Guijarral Hills development project, and to reduce the conversion rate for amounts outstanding under the Note from $0.20 per share  of the Company’s common stock to a rate of $0.08 per share.

On February 24, 2011, Blast entered into a Note Purchase Agreement (the “Purchase Agreement”) and related agreements (as described above in Note 7) with a Third Party (the “Investor”) to fund its Guijarral Hills project and to repay the Sun promissory note.  Pursuant to the Purchase Agreement, Blast agreed with the Investor to enter into Secured Promissory Notes in the aggregate principal amount of up to $2,522,111, with a Senior Secured Promissory Note in the amount of $2,111,111 (the “First Note”) delivered to the Investor at the Closing and a second Note delivered in April 2011 in the amount of $411,000.

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

In addition to this note, Blast is planning to raise additional capital to cover Blast’s share of the remaining costs to continue testing the Solimar 76-33 well, or approximately $200,000. We can provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to fully contribute to our share of the testing costs, then our net revenue interest in the Solimar 76-33 well may be subject to change.

Cash Flows From Operating Activities. Blast had net cash used in operating activities of approximately $154,000 for the six months ended June 30, 2011 which was mainly due to $1 million of loss from continuing operations, partially offset by $217,000 of option and warrant expense, changes in $58,000 of accounts receivable, $168,000 of accrued expenses and $146,000 of amortization of debt discount.

Cash Flows from Investing Activities. Blast had net cash used in investing activities of $1,879,000 for the six months ended June 30, 2011 primarily related to cash paid for oil and gas properties and for the Solimar 76-33 well.

Cash Flows from Financing Activities. Blast had net cash provided from financing activities of $1,720,000 for the six months ended June 30, 2011 which was mainly due to borrowings on short-term debt of 2,253,000, in connection with amounts borrowed under the First Note and Second Note, partially offset by payments on short-term debt of $305,000, payments for deferred financing costs of $136,000, and restricted cash of $100,000.

Recent Accounting Pronouncements

For the period ended June 30, 2011, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended  December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description
Exhibit 3.1	Amended and Restated Certificate of Designation of Series A Preferred Stock Filed January 13, 2011 with the SEC, Form 8-K

Exhibit 3.2	Certificate of Designation of Blast’s Series B Preferred Stock Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.1	Asset Purchase Agreement with GlobaLogix, Inc. Filed on January 5, 2011 with the SEC, Form 8-K

Exhibit 10.2	Amendment No. 1 to 2008 Promissory Note with Berg McAfee Companies, LLC Filed on January 13, 2011 with the SEC, Form 8-K

Exhibit 10.3	Amendment No. 1 to 2008 Promissory Note with BMC Filed January 13, 2011 with the SEC, Form 8-K

Exhibit 10.4	Note Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.5	Senior Secured Promissory Note (First Tranche) Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.6	Senior Secured Promissory Note (Second Tranche) Filed April 4, 2011 with the SEC, Form 10-K

Exhibit 10.7	Guaranty Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.8	Security Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.9	Stock Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.10	Royalty Payment Letter Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.11	Subordination and Intercreditor Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.12	Placement Agent Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.13*	Placement Agent Agreement – First Amendment

Exhibit 10.14*	Placement Agent Agreement – Second Amendment

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS** (#)	XBRL Instance Document

Exhibit 101.SCH ** (#)	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL ** (#)	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF ** (#)	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB ** (#)	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE ** (#)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(#)       To be filed by an Amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this report pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blast Energy Services, Inc.

Date: August 22, 2011	By:	/s/ Michael L. Peterson
Michael L. Peterson
Interim President and CEO
(Principal Executive Officer)

Date: August 22, 2011	By:	/s/ John MacDonald
John MacDonald
Chief Financial Officer
(Principal Accounting Officer)