Form 10-Q
period 2011-09-30
BLAST ENERGY SERVICES, INC.
filed 2011-11-14
CIK 1141197

tml> blast10q093011.htm

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

 Yes   ☒ No   ☐

As of  November 14, 2011, 71,425,905 shares of the registrant’s common stock, $0.001 par value per share, were outstanding, including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Blast Energy Services, Inc.

For the Nine Months Ended September  30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash	$38,786	$373,470
Restricted cash	100,000	0
Accounts receivable, net	3,894	19,466
Prepaid and other assets	89,748	36,203
Other current receivable	0	1,440,000
Total Current Assets	232,428	1,869,139

Non-Current Assets:
Oil and gas properties – full cost method
Proved oil and gas properties, subject to amortization	1,191,396	1,191,488
Unproved oil and gas properties, not subject to amortization	2,302,489	0
Less: accumulated depletion and impairment	(129,892)	(69,432)
Total oil and gas properties, net	3,363,993	1,122,056
Equipment, net of accumulated depreciation and impairment of $782,420 and $751,386	412,085	470,776
Option on oil and gas properties	0	100,000
Assets from discontinued operations – held for sale	0	65,626
Total Assets	$4,008,506	$3,627,597

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$111,993	$29,575
Accrued expenses	858,921	447,173
Accrued expenses – related party	331,775	255,397
Note payable – related party	106,150	0
Note payable – other	22,004	4,400
Note payables – other, net of discount of $65,873 and $14,028	1,209,194	255,972
Total Current Liabilities	2,640,037	992,517

Long-Term Liabilities:
Notes payable – related party	1,120,000	1,120,000
Asset retirement obligations	12,340	10,862
Total Liabilities	3,772,377	2,123,379

Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized:
Series A - 6,000,000 shares issued and outstanding	6,000	6,000
Series B – zero shares issued and outstanding	0	0
Common stock, $0.001 par value, 180,000,000 shares authorized; 71,425,905 and 67,909,238 shares issued and outstanding	71,426	67,909
Additional paid-in capital	75,962,396	75,492,738
Accumulated deficit	(75,803,693)	(74,062,429)
Total Stockholders’ Equity	236,129	1,504,218

Total Liabilities and Stockholders’ Equity	$4,008,506	$3,627,597

See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
(unaudited)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010		2011	2010

Revenue:	$95,942		$0	$339,011	$0

Operating Expenses:
Cost of sales - services	989		27,634	7,869	77,523
Lease operating costs	65,385		-	200,957	-
Selling, general and administrative expense	181,449		147,027	876,709	480,764
Depreciation - services	15,332		31,993	46,174	103,729
Depletion and amortization – oil and gas	20,814		0	60,460	0
Accretion expense	555		0	1,570	0
(Gain) Loss on disposal of equipment	(3,900)		(3,667)	(2,585)	(3,667)
Total operating expenses	280,624		202,987	1,191,154	658,349

Operating Loss	(184,682)		(202,987)	(852,143)	(658,349)

Other income (expense):
Other income	0		84	0	2,158
Interest income	0		0	0	16
Interest expense	(517,359)		(23,716)	(885,434)	(70,273)
Total other income (expense)	(517,359)		(23,632)	(885,434)	(68,099)

Loss from continuing operations	(702,041)		(226,619)	(1,737,577)	(726,448)
Income (Loss) from discontinued operations	0		(5,235)	(3,686)	4,240
Net Loss	$(702,041)		$(231,854)	$(1,741,263)	$(722,208)

Preferred dividends	60,493		60,493	179,507	179,507
Net loss attributable to common shareholders	$(762,534)		$(292,347)	$(1,920,770)	$(901,715)

Net income (loss) per common share – Basic:
Continuing operations	$(0.01)	$	(0.00)	$(0.02)	$(0.01)
Discontinued operations	0.00		0.00	0.00	0.00
Net loss	$(0.01)	$	(0.00)	$(0.02)	$(0.01)

Net income (loss) per common share – Diluted:
Continuing operations	$(0.01)		$(0.00)	$(0.02)	$(0.01)
Discontinued operations	0.00		0.00	0.00	0.00
Net loss	$(0.01)		$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding-
Basic	71,425,905		62,561,412	70,936,406	62,110,366
Diluted	71,425,905		62,561,412	70,936,406	62,110,366
See accompanying notes to unaudited consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(unaudited)
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(1,741,263)	$(722,208)
(Income) loss from discontinued operations	(3,686)	4,240
Income (Loss) from continuing operations	$(1,737,577)	$(726,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,174	103,729
Depletion and amortization – oil and gas	60,460	0
Accretion of asset retirement obligation	1,570	0
Amortization of debt discount	317,257	348
Amortization of deferred financing costs	205,086	0
Option and warrant expense	216,675	7,328
Gain on disposition of equipment	(2,585)	(3,667)
Changes in operating assets and liabilities:
Accounts receivable	81,198	42,655
Prepaid expenses and other current assets	60,938	52,931
Accounts payable	75,984	(16,487)
Accrued expenses	237,910	102,977
Accrued expenses – related party	76,378	67,200
Deferred revenue	0	205
Net Cash Used In Continuing Operating Activities	(360,532)	(369,229)
Net Cash Provided By (Used In) Discontinued Operating Activities -	(3,686)	1,405,314
Net Cash Used In Operating Activities	(364,218)	1,036,085

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	15,100	45,000
Cash paid for oil and gas properties	(1,890,489)	(600,000)
Net Cash Used In Investing Activities	(1,875,389)	(555,000)

Cash Flows From Financing Activities:
Proceeds from settlement	1,440,000	0
Payments on short-term debt	(1,563,546)	(65,487)
Borrowings on short-term debt	2,153,009	0
Borrowings on short-term debt – related party	106,150
Cash paid for deferred financing costs	(138,190)	0
Restricted cash	(100,000)	0
Proceeds from exercise of warrants	7,500	0
Net Cash Provided By (Used In) Financing Activities	1,904,923	(65,487)

Net change in cash	(334,684)	415,598
Cash at beginning of period	373,470	261,164
Cash at end of period	$38,786	$676,762

Cash paid for:
Interest	$286,714	$2,725
Income taxes	0	0

Non-Cash Transactions:
Accrued additions to unproved oil and gas properties	312,000	0
Prepaid insurance financed with note payable	65,373	69,735
Common stock issued for accrued liabilities	249,000	14,800
Common stock issued for acquisition of oil and gas properties	0	300,000
Note payable issued for acquisition of oil and gas properties	0	281,098
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

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities, if any, are capitalized as oil and gas property costs on a field by field basis. Sales of oil and gas properties or interests therein are credited against capitalized costs in the full cost pool. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Blast will assess the probability of realization of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Blast to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of oil and gas properties are amortized using the units of production method.

Ceiling Test. In applying the full cost method, Blast performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is compared to the “estimated present value” of its proved reserves, discounted at a 10% interest rate of future net revenues based on current operating conditions at the end of the period and the average, first day of the month price received for oil and gas production over the preceding 12 month period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  As of September 30, 2011, the application of the ceiling test resulted in no charge to impairment expense.

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

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable, but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of September 30, 2011 and December 31, 2010, Blast determined that no allowance for doubtful accounts was required.  During the nine months ended September 30, 2011, Blast recognized bad debt expense of $3,686 related to a dated receivable balance from its discontinued satellite business determined to be uncollectible.

Earnings or Loss Per Share.  Basic earnings per share equal net earnings or loss divided by weighted average shares outstanding during the period.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the nine month periods ended September 30, 2011 and 2010 and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.  At September 30, 2010, all outstanding options, warrants and convertible securities had exercise prices or conversion rates that were in excess of Blast’s common share price at the end of the period.

For the three and nine months ended September 30, 2011, using the treasury stock method, outstanding warrants with exercise prices below the period end market price of Blast’s stock would have increased dilutive shares outstanding by 1,610,883 and 1,763,414 common shares, respectively.

New Accounting Pronouncements. We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.  We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

NOTE 4 – GOING CONCERN

Blast had an unrestricted cash balance of approximately $39,000, current assets of approximately $0.2 million and stockholders’ equity of approximately $0.2 million as of September 30, 2011. Blast had a loss from continuing operations of approximately $1.7 million for the nine months ended September 30, 2011 and an accumulated deficit at September 30, 2011 of approximately $75.8 million. The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create uncertainty as to Blast’s ability to continue as a going concern. Management is trying to grow the existing businesses but may need to raise additional capital through sales of common stock or convertible instruments, as well as obtain financing from third parties.

NOTE 5 - EQUIPMENT

Equipment consists of the following:

Description	Life	September 30, 2011	December 31, 2010
Computer equipment	3 years	$7,988	$14,188
Tractor	4 years	15,518	36,975
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	1,166,215	1,166,215
Equipment		1,194,505	1,222,162

Less:
Accumulated depreciation		(328,338)	(297,304)
Impairment – AFJ Rig		(454,082)	(454,082)
Equipment, net		$412,085	$470,776

NOTE 6 – OIL AND GAS PROPERTIES

North Sugar Valley Field
On September 23,  2010, Blast Energy Services, Inc. (“Blast”) closed on a sales agreement with Sun Resources Texas, Inc., a privately-held company based in Longview, Texas (“Sun”), to acquire Sun’s oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas (the “Field”).  The effective date of the sale was October 1, 2010. Under the terms of the agreement Sun is the Operator of the properties.  Sun has retained a 1% working interest in the wells.

Under the terms of the agreement, Blast paid $1.2 million in a combination of cash, common stock and the issuance of a promissory note payable for Sun’s approximately 65% working interest (revenue interest of approximately 50%) in three wells in the Field currently producing from the Gravier Sand formation.

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

In February 2011, the promissory note was paid in full from proceeds of a lending arrangement described in Note 7 below. For the nine months ended September 30, 2011, Blast recognized the balance of the unamortized discount of $14,028 as interest expense.

Unaudited Pro forma Information

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of the Sugar Valley oil and gas assets had occurred on January 1, 2010:

	2010
	Three months ended September 30	Nine months ended September 30
Revenues	$118,798	$348,041
Net Loss	$(190,789)	$(623,600)
Net loss per share – basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding	62,561,412	62,110,366

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

In March 2011, the Solimar Energy 76-33 well in the Guijarral Hills Field reached its total drilling depth of 10,550 feet.  In May 2011, Solimar commenced completion operations, by perforating and flow testing three potentially hydrocarbon bearing sands encountered in the drilling process.  However, the zones tested did not result in an oil producing well. Solimar and Blast are currently evaluating further potential testing to be done in the well, including an evaluation of a large interval of Kreyhegan Shale that was encountered while drilling.

The Farmout Agreement and subsequent participation in the Solimar Energy 76-33 well is reported in the balance sheet under “Unproved oil and gas properties, not subject to amortization.”

NOTE 7 – NOTES PAYABLE – RELATED PARTY AND OTHER

Related Party Transactions

Related Party Advances
The Company was advanced $2,050 from Michael Peterson, Interim President and CEO and $2,050 each from Pat Herbert and Don Boyd, directors of the Company, for the purpose of paying the Company’s Director & Officers’ insurance premiums for the month of September 2011.  These advances are noninterest bearing, unsecured and are due on demand.

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

Interest payable under this note (reflected as Accrued expenses – related party in the accompanying balance sheet) is $9,178 at September 30, 2011.

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

Interest payable under this note (reflected as Accrued expenses – related party in the accompanying balance sheet) is $322,597 at September 30, 2011.

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

In February 2011, this note was paid in full from proceeds of a lending arrangement described below. For the nine months ended September 30, 2011, Blast recognized the balance of the unamortized discount at the time of repayment of $14,028 as interest expense.

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
-
maintain a minimum cash bank balance of $100,000, with some flexibility as it relates to funding costs for the Test Well to be drilled as part of the Guijarral Hills Exploitation Project.  This minimum cash balance is shown as restricted cash in the accompanying balance sheet at September 30, 2011.

Additionally, Blast granted the Investor a right of first refusal to provide Blast with additional funding on such terms and conditions as Blast may receive from third parties, until the later of (a) one year from the date that the Notes are repaid in full; or (b) such time as Blast ceases paying a Royalty to the Investor pursuant to the Royalty Agreement (described below).

Blast also agreed that if the Test Well fails to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Investor a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant will have a term of two years, and provide for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission.  The Warrant will also contain certain anti-dilution provisions and will have an exercise price, in the event it is granted, equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date. The Warrant was granted in October 2011.  As a result of this warrant issuance and under the terms of the finder fee agreement with Trident Partners, they have earned 1,200,000 warrants under the same terms.  Those warrants have not yet been issued.

First Note
Blast delivered to the Investor the First Note in the amount of $2,111,111 at the Closing. Blast paid an original issue discount to the Investor on the First Note of 10%, or $211,111 (the “Original Issue Discount”).  The First Note accrues interest at the rate of ten percent (10%) per annum, with interest only payments due on the first day of each month beginning in March 2011, and the principal has a maturity date of February 24, 2012.  Blast also agreed to pay the Investor an exit fee at such time as the First Note is paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”). However, this Exit Fee will be waived by the Investor if the Test Well achieves an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production.

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

Blast reimbursed the Investor a total of $116,891 for legal fees incurred, which has been treated as an additional discount against the First Note to be amortized over its term.  Blast also paid $218,473 in legal and finders’ fees associated with the lending arrangement, which has been recorded as deferred financing costs to be amortized over the term of the First Note.  Net proceeds to Blast after the original issue discount, reimbursement of the lender’s legal fees and Blast’s own expenses were approximately $1.6 million with an effective interest rate of approximately 36%.

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

First and Second Note Interest
As of September 30, 2011, Blast had paid interest in the amount of $135,291 and had accrued interest payable under the First and Second Notes (reflected as Accrued expenses in the accompanying balance sheet) of $0 at September 30, 2011.

Principal Payment
During September 2011, using a portion of the proceeds from the $1.4 million in funds received from Quicksilver Resources as discussed further in Note 11, Blast paid a total of $1,410,000 to the Investor, which was allocated as follows:

•	$1,247,044 was applied against principal amounts due the Investor under the First Note;
•	$13,311 was applied against amounts due for accrued interest under the First and Second Notes; and
•
$149,645 was paid to the Investor for the Exit Fee of 12% discussed above and which has been treated as additional interest expense for the three and nine months ended September 30, 2011 in the accompanying financial statements.

During the three and nine months ended September 30, 2011, Blast also recognized:

•
Interest expense of $171,073 and $317,257, respectively, related to the accretion of the debt discount applicable to the First and Second Notes and the expensing of the remaining debt discount associated with the portion of the First Note that was repaid during the period.

•
Interest expense of $115,556 and $205,086, respectively, for the amortization of the deferred financing costs related to the First and Second Notes and the expensing of the remaining deferred financing costs associated with the portion of the First Note that was repaid during the period.

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

In October 2008, Blast redeemed two million shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at face value of $0.50 per share (the then conversion price of the preferred shares) and paid $1 million to redeem the Preferred shares.  In connection with the redemption, Blast cancelled one million Series A Preferred shares each held by Clyde Berg and McAfee Capital, LLC.  Accordingly, six million preferred shares remain outstanding at September 30, 2011.

As of September 30, 2011, the aggregate and per share arrearages on the outstanding Preferred Stock were $912,658, and $0.15, respectively, which includes dividends in arrearage of $50,630 related to the 2,000,000 preferred shares that were redeemed in October 2008.

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

NOTE 10 – OPTIONS AND WARRANTS

Share-based Compensation:

The 2009 Stock Incentive Plan (the “Incentive Plan”) authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan, to the Company’s employees, officers, directors and consultants.  Options to purchase a total of 5 million shares are authorized to be issued under the Incentive Plan.  As of September 30, 2011, 2 million shares have been granted under this plan.

Options
In February 2011, options to purchase an aggregate of 2 million shares were granted to certain named executives and non-executive members of the management team at an exercise price of $0.09 per share.  The options have a ten year term and vested immediately upon the date of grant.  A fair value of $169,369 was recorded using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the options issued during the three month period ended September 30, 2011 include (1) discount rate of 3.52%, (2) expected term of 5 years, (3) expected volatility of 369.75%; and (4) zero expected dividends.

During the nine month period ended September 30, 2011, the Company recognized share-based compensation expense of $171,997. The remaining amount of unamortized options expense at September 30, 2011 is $-0-.  The intrinsic value of outstanding as well as exercisable options at September 30, 2011 was $-0-.

Activity in options during the nine month period ended September 30, 2011 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2011	2,358,792	$0.61
Granted	2,000,000	0.09
Exercised	0	0
Forfeited and cancelled	0	0

Outstanding at September 30, 2011	4,358,792	$0.37	6.1

Exercisable at September 30, 2011	4,358,792	$0.37	6.1

Warrants

On February 24, 2011, Blast and a third party lender (the “Investor”) entered into that certain Note Purchase Agreement  which provided that if the Test Well fails to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Investor a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant was subsequently granted in October 2011. The Warrant has a term of two years, and provides for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission. The Warrant further contained various anti-dilution protections and had an exercise price equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date.  As a result of this issuance and under the terms of the finder fee agreement with Trident Partners, they have earned 1,200,000 warrants under the same terms.  Those warrants have not yet been issued.

On October 7, 2011, Blast and the Investor amended the Warrant in exchange for certain mutual promises and covenants and for consideration of $30,000 paid by the Investor to Blast. The amendments included that the exercise price shall thereafter be $0.01 per share, and may be further reduced with the previous anti-dilutive protective provisions, but in no event shall it be greater than $0.01 per share, unless certain events occur, including the merger of Blast with an operating company (a “Merger Event”). Further, in the event a Merger Event occurs, the Investor has waived its price-based anti-dilution protection (if Blast sells its securities lower than the exercise price of the warrants) and anti-dilution protection for compensatory issuances (in amounts in excess of 7,000,000 shares of Common Stock).

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

During the nine month period ended September 30, 2011, the Company recognized share-based compensation expense of $44,528. The remaining amount of unamortized warrant expense at September 30, 2011 was $-0-.  The intrinsic value of outstanding as well as exercisable warrants at September 30, 2011 was $78,204.

Activity in warrants during the nine months ended September 30, 2011 and related balances outstanding as of that date are reflected below.
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2011	12,245,089	$0.84
Granted	400,000	0.01
Exercised	(750,000)	0.01
Expired	(2,000,000)	0.10
Forfeited and cancelled	0	0

Outstanding at September 30, 2011	9,895,089	$0.98	1.8

Exercisable at September 30, 2011	9,895,089	$0.98	1.8

NOTE 11 – LITIGATION

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million of which $8 million has been received to date. The remaining and final amount due from Quicksilver of $2 million ($1.44 million net of associated legal fees) was paid in September 2011, the third anniversary date of the execution of the settlement.

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

NOTE 12 – BUSINESS SEGMENTS

As of September 30, 2011, Blast has two reportable segments: (1) Oil and Gas Producing Properties and (2) Down-hole Solutions.  A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment for the three months and nine months ended September 30, 2011 and 2010, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Oil and Gas Production	$95,942	$0	$339,011	$0
Down-hole Solutions	0	0	0	0
Total Revenue	$95,942	$0	$339,011	$0

Oil and Gas Production	$65,385	$0	$200,957	$0
Down-hole Solutions	989	27,634	7,869	77,523
Corporate	214,250	175,353	982,328	580,826
Total Costs of Goods Sold	$280,624	$202,987	$1,191,154	$658,349

Oil and Gas Production	$30,557	$0	$138,054	$0
Down-hole Solutions	(989)	(27,634)	(7,869)	(77,523)
Corporate	(214,250)	(175,353)	(982,328)	(580,826)
Operating Loss	$(184,682)	$(202,987)	$(852,143)	$(658,349)

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

Net income (loss) from the discontinuance of satellite operations for the three and nine months ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
Revenues	$0		$31,535	$0	$185,561

Operating Expenses:
Cost of sales	0		35,162	0	175,268
Selling, general and administrative	0		1,608	0	6,053
Bad debts expense	0		-	3,686	0
Total operating expenses	0		36,770	(3,686)	181,321

Net income (loss) from discontinued operations	$0	$	(5,235)	$(3,686)	$4,240

At September 30, 2011, bad debt expense of $3,686 related to a dated receivable balance from the discontinued satellite business which was determined to be uncollectible.

NOTE 15 – SUBSEQUENT EVENTS

Amended Warrant Agreement
On February 24, 2011, Blast and a third party lender (the “Investor”) entered into that certain Note Purchase Agreement  which provided that if the Test Well fails to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Investor a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant was subsequently granted in October 2011. The Warrant has a term of two years, and provides for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission. The Warrant further contained various anti-dilution protections and had an exercise price equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date.

On October 7, 2011, Blast and the Investor amended the Warrant in exchange for certain mutual promises and covenants and for consideration of $30,000 paid by the Investor to Blast. The amendments included that the exercise price shall hereafter be $0.01 per share, and may be further reduced with the previous anti-dilutive protective provisions, but in any event shall not be greater than $0.01 per share, unless certain events occur, including the merger of Blast with an operating company (a “Merger Event”). Further, in the event a Merger Event occurs, the Investor has waived its price-based anti-dilution protection (if Blast sells its securities lower than the exercise price of the warrants) and anti-dilution protection for compensatory issuances (in amounts in excess of 7,000,000 shares of Common Stock).  The amended Warrant is now considered issued and exercisable as of October 7, 2011.

Blast evaluated subsequent events through the date the financial statements were issued, and there were no other significant events to report.

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

The following discussion and analysis of our financial condition is as of September 30, 2011.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

Business Overview

Unless otherwise indicated, we use “Blast,” “the Company,” “we,” “our” and “us” in this quarterly report to refer to the businesses of Blast Energy Services, Inc. and its wholly-owned subsidiaries, Eagle Domestic Drilling Operations LLC and Blast AFJ, Inc.

Blast is seeking to become an independent oil and gas producer with additional revenue potential from its applied fluid jetting technology. We plan to grow operations initially through the acquisition of oil producing properties (as described below) and then eventually, to acquire oil and gas properties where our applied fluid jetting process could be used to increase the field production volumes and value of the properties in which we own an interest. The Company may also consider potential merger opportunities with other oil and gas operators.

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

In March 2011, the Solimar Energy 76-33 well in the Guijarral Hills Field Area located in Fresno County, California reached its total drilling depth of 10,550 feet.

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

Comparison of the Three Months Ended September 30, 2011 with the Three Months Ended September 30, 2010

Oil and Gas Properties.  Revenues and expenses associated with the production from Oil and Gas Properties commenced in October 2010, and as such, there were no Oil and Gas Properties revenues for the three months ended September 30, 2010.  Oil and Gas Properties revenues were $96,000 for the three months ended September 30, 2011. Lease operating costs for Oil and Gas Properties were $65,000.  The gross profit from Oil and Gas Properties was $31,000.

Down-hole Solutions.  There were no down-hole Solutions’ revenues for the three months ended September 30, 2011 or 2010. The loss from Down-hole Solutions decreased by $27,000 to $1,000 for the three months ended September 30, 2011 compared to a loss of $28,000 for the three months ended September 30, 2010. This decrease was due to the suspension of field testing of this technology in 2009 after unsuccessfully attempting to drill laterals on several wells.

Depreciation - services.  Depreciation expense decreased by $17,000 to $15,000 for the three months ended September 30, 2011 as compared to $32,000 for the three months ended September 30, 2010.  This decrease is primarily related to the impairment recorded to the AFJ rig carrying value in December 2010 and the sale of surplus equipment no longer needed for AFJ operations.

Depletion and amortization – oil and gas. Amortization costs of $21,000 for the three months ended September 30, 2011 were the result of depletion on units of production basis. Since no oil and gas properties were owned in 2010, there were no amortization, depletion or impairment costs in 2010.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $34,000 to $181,000 for the three months ended September 30, 2011 compared to $147,000 for the three months ended September 30, 2010. The increase was primarily due to the allocation of payroll to G&A that was previously allocated to other business segments in 2010.

	For the Three Months Ended September 30,
(in thousands)	2011	2010	Increase (Decrease)
Payroll and related costs	$83	$53	$30
Option and warrant expense	0	2	(2)
Legal fees & settlements	4	18	(14)
External services	61	39	22
Insurance	20	21	(1)
Travel & entertainment	6	3	3
Office rent, communications, misc.	7	11	(4)
	$181	$147	$34

Interest Expense.  Interest expense was $517,000 for the three months ended September 30, 2011 compared with $24,000 for the three months ended September 30, 2010, an increase of $493,000 from the prior period. This increase is primarily due to interest incurred on the new lending arrangement that closed in February 2011, the accretion and amortization of the related debt discount and deferred financing costs, the expensing of the portion of the debt discount and deferred financing costs associated with the principal payment during the 2011 period as well as the Exit Fee associated with a principal payment of $149,645.

Loss From Continuing Operations. The loss from continuing operations increased by $475,000 to $702,000 for the three months ended September 30, 2011 compared to a loss from continuing operations of $227,000 for the three months ended September 30, 2010. This increase is primarily due to higher interest expense on the new lending arrangement that closed in February 2011 and higher administrative expenses described, offset by the revenue generated during the three months ended September 30, 2011.

Loss From Discontinued Operations. Loss from discontinued operations was $-0- for the three months ended September 30, 2011 compared to a loss from discontinued operations of $5,000 for the three months ended September 30, 2010.

Net Loss.  Net loss increased by $470,000 to a net loss of $702,000 for the three months ended September 30, 2011 compared to a net loss of $232,000 for the three months ended September 30, 2010.  This increase is primarily due to higher interest expense on the new lending arrangement that closed in February 2011 and higher administrative expenses described above.

Comparison of the Nine Months Ended September 30, 2011 with the Nine Months Ended September 30, 2010

Oil and Gas Properties.  Revenues and expenses associated with the production from Oil and Gas Properties commenced in October 2010, and as such, there were no Oil and Gas Properties revenues for the nine months ended September 30, 2010.  Oil and Gas Properties revenues were $339,000 for the nine months ended September 30, 2011. Lease operating costs for Oil and Gas Properties were $201,000.  The gross profit from Oil and Gas Properties was $138,000.

Down-hole Solutions.  There were no down-hole Solutions’ revenues for the nine months ended September 30, 2011 or 2010. The loss from Down-hole Solutions decreased by $70,000 to $8,000 for the nine months ended September 30, 2011 compared to a loss of $78,000 for the nine months ended September 30, 2010. This decrease was due to the suspension of field testing of this technology in 2009 after unsuccessfully attempting to drill laterals on several wells.

Depreciation - services.  Depreciation expense decreased by $58,000 to $46,000 for the nine months ended September 30, 2011 as compared to $104,000 for the nine months ended September 30, 2010.  This decrease is primarily related to the impairment recorded to the AFJ rig carrying value in December 2010 and the sale of surplus equipment no longer needed for AFJ operations.

Depletion and amortization – oil and gas. Amortization costs of $60,000 for the nine months ended September 30, 2011 were the result of depletion on units of production basis. Since no oil and gas properties were owned in 2010, there were no depletion or impairment costs in 2010.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $396,000 to $877,000 for the nine months ended September 30, 2011 compared to $481,000 for the nine months ended September 30, 2010. The increase was primarily due to the stock compensation expense associated with the granting of options and the allocation of payroll to G&A that was previously allocated to other business segments in 2010.

	For the Nine Months Ended September 30,
(in thousands)	2011	2010	Increase (Decrease)
Payroll and related costs	$306	$148	$158
Option and warrant expense	217	7	210
Legal fees & settlements	26	59	(33)
External services	229	175	54
Insurance	54	56	(2)
Travel & entertainment	18	10	8
Office rent, communications, misc.	27	26	1
	$877	$481	$396

Interest Expense.  Interest expense was $885,000 for the nine months ended September 30, 2011 compared with $70,000 for the nine months ended September 30, 2010 an increase of $815,000 from the prior period. This increase is primarily due to interest on the new lending arrangement that closed in February 2011 and the accretion and amortization of the related debt discount and deferred financing costs, the expensing of the portion of the debt discount and deferred financing costs associated with the principal payment during the 2011 period as well as the Exit Fee associated with a principal payment of $149,645.

Loss From Continuing Operations. The loss from continuing operations increased by $1,012,000 to $1,738,000 for the nine months ended September 30, 2011 compared to a loss from continuing operations of $726,000 for the nine months ended September 30, 2010. This increase is primarily due to the stock compensation expense associated with the granting of options in February 2011 and higher interest expense on the new lending arrangement that closed in February 2011.

Income (Loss) From Discontinued Operations. Loss from discontinued operations was $3,700 for the nine months ended September 30, 2011 compared to income from discontinued operations of $4,000 for the nine months ended September 30, 2010.

Net Loss.  Net loss increased by $1,019,000 to a net loss of $1,741,000 for the nine months ended September 30, 2011 compared to a net loss of $722,000 for the nine months ended September 30, 2010.  This increase is primarily due to the stock compensation expense associated with the granting of warrants in September 2011 and higher interest expense on the new lending arrangement that closed in February 2011, offset by the revenues generated during the nine months ended September 30, 2011.

Liquidity and Capital Resources

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets or partial interests in oil and gas properties, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all. As of September 30, 2011, we had unrestricted cash of approximately $39,000.

Blast had total current assets of $232,000 as of September 30, 2011, including cash of $39,000 and restricted cash of $100,000, compared to total current assets of $1.9 million as of December 31, 2010, including a cash balance of $373,000. Under the terms of the lending arrangement, Blast must keep a minimum balance of $100,000 in a control account which is represented on the balance sheet as restricted cash.

Blast had total assets as of September 30, 2011 of $4.0 million compared to total assets of $3.6 million as of December 31, 2010.  Included in total assets as of September 30, 2011 were $1.2 million of proved oil and gas properties subject to amortization, and $2.0 million of unproved oil and gas properties not subject to amortization.

Blast had total liabilities of $3.8 million as of September 30, 2011, including current liabilities of $2.6 million, compared to total liabilities of $2.1 million as of December 31, 2010, including current liabilities of $1.0 million.

Blast had a working capital deficit of $2.4 million, total stockholders’ equity of $0.2 million and a total accumulated deficit of $75.8 million as of September 30, 2011, compared to net working capital of $0.9 million, total stockholders’ equity of $1.5 million and a total accumulated deficit of $74.1 million as of December 31, 2010. The reduction in equity is attributable to the net loss of $1.7 million for the nine months ended September 30, 2011, partially offset by the issuance of common stock for the payment of deferred board fees and the granting of options to management in February 2011.

A secured $1.12 million note with Berg McAfee Companies, LLC remains outstanding as of September 30, 2011.  The note, which was extended for an additional three years from the effective date of our Second Amended Plan of Reorganization (February 27, 2008) to February 27, 2011, bears interest at 8% per annum, and contained an option to convert into shares of the Company’s common stock at the rate of one share of common stock for each $0.20 of the note outstanding. In January 2011, BMC agreed to revise and amend the terms of the note to extend the maturity date of such note from February 27, 2011, to February 27, 2013, to increase the amount of notice the Company is required to provide BMC in the event the Company desires to prepay the note from five (5) days to thirty (30) days), to subordinate the security for such note to the Company’s obligations due to and in connection with the drilling and completion of the Guijarral Hills development project, and to reduce the conversion rate for amounts outstanding under the Note from $0.20 per share  of the Company’s common stock to a rate of $0.08 per share.

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

Cash Flows From Operating Activities. Blast had net cash used in operating activities of approximately $364,000 for the nine months ended September 30, 2011 which was mainly due to $1.7 million of loss from continuing operations, partially offset by $217,000 of option and warrant expense, changes in $81,000 of accounts receivable, $238,000 of accrued expenses and $317,000 of amortization of debt discount and $205,000 of amortization of financing costs.

Cash Flows from Investing Activities. Blast had net cash used in investing activities of $1.9 million for the nine months ended September 30, 2011 primarily related to cash paid for oil and gas properties and for the Solimar 76-33 well.

Cash Flows from Financing Activities. Blast had net cash provided from financing activities of $1.9 million for the nine months ended September 30, 2011 which was mainly due to borrowings on short-term debt of 2,153,000, in connection with amounts borrowed under the First Note and Second Note and proceeds from the settlement in connection with amounts we received from the Quicksilver litigation of $1.4 million, partially offset by payments on short-term debt of $1.6 million, payments for deferred financing costs of $138,000, and restricted cash of $100,000.

Recent Accounting Pronouncements

For the period ended September 30, 2011, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended  December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

PART II

OTHER INFORMATION

 Item 1. Legal Proceedings

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million of which $8 million has been received to date. The remaining and final amount due from Quicksilver of $2 million ($1.44 million net of associated legal fees) was paid in September 2011.

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

Item 1A. Risk Factors

Other than as described below, there have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on April 12, 2011.

We Have Been Contacted In Connection With Various Merger And Acquisition Opportunities, Have Entered Into A Non-Binding Term Sheet And May Enter Into A Merger, Acquisition Or Similar Transaction In The Future.

We have been contacted by parties seeking to merge in us and/or acquire us and our securities. We have no definitive agreements in place to merge with or acquire or be acquired by any entity or individual; however, we did enter into a non-binding term sheet with a third party in October 2011, which, if consummated, would result in a change of control and business focus of the Company, provided that no definitive agreements have been entered into to date in connection with such term sheet.  In the event that we do enter into and/or consummate a transaction, merger and/or acquisition with a separate entity or individual(s) in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a transaction, merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. Additionally, as a result of any transaction we may take on significant additional debt or liabilities and/or take on the obligations of any entities or individuals we enter into transactions with. As described above, other than the non-binding term sheet, we have not entered into any definitive agreements or understandings as of the date of this filing in connection with a change of control or business combination.  We plan to file a Form 8-K disclosing the material terms of any definitive agreements or understandings we enter into in the future in connection with the term sheet, a change in control, merger or acquisition.

In The Event We Enter Into A Merger Or Acquisition Transaction In The Future And We Are Unable To Close Such Transaction, We May Be Unable To Continue Our Business Operations Without Significant Additional Funding.

In the event we enter into a merger or acquisition agreement in the future, including, but not limited to the transactions contemplated by our October 2011 non-binding term sheet, we will be forced to expend significant resources and funding in anticipation of such merger or acquisition transaction, which funding may not be available on favorable terms, if at all.  In the event we move forward with and expend resources on a merger or acquisition transaction in the future and such transaction is ultimately not consummated, we may not have sufficient resources to continue our business plan or prepare and file our quarterly and annual reports and may be forced to cease filing reports with the Securities and Exchange Commission or seek bankruptcy protection.  As a result, our securities may become devalued or worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2011, Blast and a third party lender (the “Investor”) entered into that certain Note Purchase Agreement  which provided that if the Test Well fails to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Investor a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant was subsequently granted in October 2011. The Warrant has a term of two years, and provides for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission. The Warrant further contained various anti-dilution protections and had an exercise price equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date.

On October 7, 2011, Blast and the Investor amended the Warrant in exchange for certain mutual promises and covenants and for consideration of $30,000 paid by the Investor to Blast. The amendments included that the exercise price shall thereafter be $0.01 per share, and may be further reduced with the previous anti-dilutive protective provisions, but in no event shall it be greater than $0.01 per share, unless certain events occur, including the merger of Blast with an operating company (a “Merger Event”). Further, in the event a Merger Event occurs, the Investor has waived its price-based anti-dilution protection (if Blast sells its securities lower than the exercise price of the warrants) and anti-dilution protection for compensatory issuances (in amounts in excess of 7,000,000 shares of Common Stock).

Blast claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) for the above grant since the transaction involving such grant did not involve a public offering, the recipient took the securities for investment and not resale, and Blast took appropriate measures to restrict transfer.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description
Exhibit 3.1	Amended and Restated Certificate of Designation of Series A Preferred Stock Filed January 13, 2011 with the SEC, Form 8-K

Exhibit 3.2	Certificate of Designation of Blast’s Series B Preferred Stock Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.1	Asset Purchase Agreement with GlobaLogix, Inc. Filed on January 5, 2011 with the SEC, Form 8-K

Exhibit 10.2	Amendment No. 1 to 2008 Promissory Note with Berg McAfee Companies, LLC Filed on January 13, 2011 with the SEC, Form 8-K

Exhibit 10.3	Amendment No. 1 to 2008 Promissory Note with BMC Filed January 13, 2011 with the SEC, Form 8-K

Exhibit 10.4	Note Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.5	Senior Secured Promissory Note (First Tranche) Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.6	Senior Secured Promissory Note (Second Tranche) Filed April 4, 2011 with the SEC, Form 10-K

Exhibit 10.7	Guaranty Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.8	Security Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.9	Stock Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.10	Royalty Payment Letter Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.11	Subordination and Intercreditor Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.12	Placement Agent Agreement Filed March 2, 2011 with the SEC, Form 8-K

Exhibit 10.13	Placement Agent Agreement – First Amendment
Filed August 22, 2011 with the SEC, Form 10-Q
Exhibit 10.14	Placement Agent Agreement – Second Amendment
Exhibit 10.15* Exhibit 10.16*	Filed August 22, 2011 with the SEC, Form 10-Q Warrant Agreement First Amendment to Warrant
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH **	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

Blast Energy Services, Inc.

Date: November 14, 2011	By:	/s/ Michael L. Peterson
Michael L. Peterson
Interim President and CEO
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ John MacDonald
John MacDonald
Chief Financial Officer
(Principal Accounting Officer)