Form 10-K
period 2011-12-31
BLAST ENERGY SERVICES, INC.
filed 2012-04-16
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-53725

Blast Energy Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Texas	22-3755993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 710152
Houston, Texas 77271-0152
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
Yes  ☐ No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 based upon the closing price reported on such date was approximately $3,364,034.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes   ☒  No   ☐

As of April 16, 2012, 71,425,905 shares of the registrant’s common stock, $.001 par value per share, were outstanding, including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Forward Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS,, "PROJECTS," "ESTIMATES,, "PLANS," "MAY INCREASE," "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2011.  AS USED HEREIN, THE “COMPANY,” “BLAST,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO BLAST ENERGY SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, EAGLE DOMESTIC DRILLING OPERATIONS LLC, BLAST AFJ, INC. AND BLAST ACQUISITION CORP., UNLESS OTHERWISE STATED.

PART I

Item 1. Business.

History

Blast was originally incorporated in September 2000 as Rocker & Spike Entertainment, Inc., a California corporation. On January 1, 2001, we purchased the assets of Accident Reconstruction Communications Network and changed our name to Reconstruction Data Group, Inc. In April 2003, we entered into a merger agreement with Verdisys, Inc., which was initially incorporated as TheAgZone Inc. in 1999 as a California corporation. Its purpose was to provide e-Commerce satellite services to agribusiness. The merger agreement called for us to be the surviving company. Our name was changed to Verdisys, Inc., our articles of incorporation and bylaws remained in effect, each share of Verdisys’s common stock was converted into one share of our common stock, and our accident reconstruction assets were sold. In June 2005, we changed our name to Blast Energy Services, Inc. (“Blast”) to reflect our focus on the energy services business.

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

On December 30, 2010, Blast entered into an Asset Purchase Agreement with GlobaLogix, Inc. (“GlobaLogix” and the “Purchase Agreement”).  Pursuant to the Purchase Agreement, Blast sold all of its Satellite Communications assets, rights and interests, including all goodwill, customer and vendor contracts (collectively “Satellite Contracts”), inventory, test equipment, software and other assets associated with its Satellite Communications operations to GlobaLogix in consideration for (a) $50,000 (which was received in January 2011); and (b) GlobaLogix agreeing to assume any and all liabilities, obligations and rights associated with the Satellite Contracts.  Additionally, GlobaLogix agreed to offer full-time employment to one of the Company’s employees in connection with the Purchase Agreement.

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

Oil and Gas Properties

North Sugar Valley Field

On September 23, 2010, Blast closed on a sales agreement with Sun Resources Texas, Inc. (“Sun”) a privately-held company based in Longview, Texas, to acquire Sun’s oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas for a total purchase price of $1,181,000. Under the terms of the agreement, the purchase price was paid in cash, common stock and through the issuance of a promissory note (which has since been repaid) for Sun’s approximately 65% working interest (net revenue interest of approximately 50%) in three wells.  The acquired wells are currently producing a total of approximately 43 gross barrels of oil per day (or approximately 21.5 net barrels of oil) from the Gravier Sand formation, which our year end reserve report estimates contains approximately 44,640 barrels of recoverable reserves net to the interest acquired by Blast.

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

In March 2011, the Solimar Energy 76-33 well in the Guijarral Hills Field Area located in Fresno County, California (the “Test Well”) reached its total drilling depth of 10,550 feet.

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

However, none of the zones tested resulted in an oil producing well. Solimar and Blast have discussed the potential of further testing on the well, including an evaluation of a large interval of Kreyhegan Shale that was encountered while drilling. As of this date, no determination has been made to perform further work on the 76-33 well or other wells in the Guijarral Hills project.

Modification Agreement

On December 22, 2011, the Company entered into a Modification Agreement ("Modification Agreement") with Solimar.  The Modification Agreement amended certain existing agreements, including the Guijarral Hills Farmout Agreement and the related Guijarral Hills Joint Operating Agreement with Solimar.

Solimar purchased 25% of the 100% working interest in the GH 76-33 Well (modifying the Farmout Agreement which provided for Blast to hold 50% of the 100% working interest), and Blast agreed to participate on all go-forward costs associated with the Guijarral Hills project on a heads up 25% of 100% basis (governed by the JOA) in exchange for $311,872 of unpaid drilling costs.

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

The theory behind AFJ is both simple and extremely bold to maximize the reservoir area contacted by the well bore, both vertically and horizontally, in order to increase production rates and improve reservoir recovery rates. Recent experience has moved the theory closer to commercial realization. Blast enters existing or new well bores to access the productive formations containing oil and natural gas. By jetting laterally into the formations, more of the reservoir is exposed to the wellbore and if successful, additional hydrocarbons are flowed to the surface. It is believed that this AFJ process can be successful in many types of sandstone and limestone/carbonate formations.

During 2009, Blast further tested the AFJ process on wells in the Austin Chalk play in Central Texas operated by Reliance Oil & Gas, Inc. (“Reliance”) with some initial production success. Later Blast attempted to apply the process to third-party wells in West Texas and in Kentucky. Unfortunately, due to mechanical failures of the surface equipment we were not able to achieve any lateral jetting in the down-hole environment. Currently the AFJ rig and other support vehicles have been moved back to a storage yard in Spring, Texas. Blast intends to restart its down-hole stimulation service line over the next few years once liquidity permits.

Recent Transactions

Entry into Material Agreements Subsequent to Year End 2011

Merger Agreement

On January 13, 2012, Blast entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Blast Acquisition Corp., a newly formed wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”), pursuant to which MergerCo will be merged with and into PEDCO, with PEDCO being the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”).  Pursuant to the Merger Agreement, prior to the effective time of the Merger (the “Effective Time”), the Company will amend its Certificate of Formation and Designation to: (i) convert all outstanding shares of the Company’s Series A Convertible Preferred Stock and Series B Preferred Stock into common stock of the Company on a one to one basis, and immediately thereafter, (ii) the Company will effectuate a reverse stock split, with the end result being that the Company will not have more than 2,400,000 shares of common stock issued and outstanding on a fully-diluted basis prior to the Merger (the “Shares Limit”), which will include the converted preferred stock, converted debt securities (as described below), and all options and warrants issued but not exercised (the “Reverse Split” and the “Amendment”).  Furthermore, in connection with the Reverse Split and the Amendment, the Company has agreed to change its name to “PEDEVCO Corp.”, and  amend its Certificate of Formation and Designation, so that the Company shall have an authorized capitalization consisting of 300,000,000 shares of capital stock post-Reverse Split, which shall consist of 200,000,000 shares of common stock, $0.001 par value per share; and 100,000,000 authorized shares of Preferred Stock, including (a) 25,000,000 authorized shares of Series A Convertible Preferred Stock, $0.001 par value per share ("new Series A Preferred Stock"), which shares shall be designated in connection with the amendment to the Certificate of Formation and Designation and which shall amend and replace the currently designated Series A and Series B Preferred Stock designations, and have such terms and conditions as described in the Form of Amended and Restated Certificate of Formation and Designation, which is incorporated by reference hereto as Exhibit 3.3.  The new Series A Preferred Stock will have the right to convert into shares of our common stock on a one-for-one basis, will automatically convert into shares of common stock on the date that non-affiliate holders are able to resell the common stock issuable upon conversion of the new Series A Preferred Stock without limitation under Rule 144, will vote together with our common stock on an as converted basis, and have a liquidation preference of $0.75 per share of new Series A Preferred Stock.

In addition, prior to the closing of the Merger, PEDCO has agreed to advance certain transaction-related fees and expenses to the Company, which advances, if not reimbursed to PEDCO by the Company prior to the filing date of the Amendment, shall result in a reduction of the Shares Limit (for the purposes of the Reverse Split described above) by one (1) share of common stock for each $1.00 advance that has not been repaid to PEDCO by such filing date.  For example, if upon the filing of the Amendment, PEDCO has paid the Company $100,000 in advances, the Company’s stockholders will collectively own 2,300,000 fully-diluted shares of the Company’s common stock subsequent to the Reverse Split and prior to the Merger (i.e., a 100,000 share reduction for the terms of the Merger as described above).  The Company estimates the Reverse Split will range between approximately 1-100 and 1-110, subject to the terms and conditions detailed herein and in the Merger Agreement.

After the Reverse Split, at the Effective Time of the Merger, MergerCo will merge into PEDCO, with the stockholders of PEDCO receiving one (1) share of the Company’s post-Reverse Split common stock or new Series A Preferred Stock, as applicable, for each share of PEDCO common stock or PEDCO Series A Convertible Preferred Stock, as applicable, then held by the PEDCO shareholders and all outstanding warrants and options of PEDCO at the Effective Time being assumed by the Company.   PEDCO shall have no more than 45 million shares issued and outstanding, or committed for future issuance, on a fully-diluted basis at the time of the Merger.  As a result of the Merger, the stockholders of PEDCO are anticipated to receive up to approximately 95% of the issued and outstanding capital stock of the Company in the Merger and consequently it is anticipated that the pre-Merger shareholders of the Company will own approximately 5% of the total post-Merger outstanding shares of the Company.

The consummation of the Merger is subject to a number of conditions precedent and milestones , including, but not limited to, the Company amending its Certificate of Formation and Designation as described above, which includes the conversion of all of its existing Preferred Stock into common stock and the Reverse Split, and the conversion of the various outstanding debts of the Company, as described below under BMC Debt Conversion and Other Debt Conversions, into common stock, and is subject to the satisfaction of customary conditions to closing, including, without limitation, satisfactory completion of the parties’ due diligence review, and receipt of necessary board and stockholder approval.  The result of the Merger, assuming it is consummated, is that the business of PEDCO will become the business of the Company, PEDCO’s officers and Directors will become the officers and Directors of the Company, and the shareholders of PEDCO will become the majority shareholders of the Company.

The Company intends to cause a meeting of its shareholders ("Shareholder Meeting") to be duly called and held in the near future for the purposes of voting on the Amendment, Reverse Split, name change and Merger and/or other matters related thereto and will, consistent with its organizational documents and state and federal law, provide each shareholder notice of the meeting, information regarding the items to be voted upon, the terms and conditions of the Merger, and various business and other information regarding PEDCO, its assets, operations and management.  The Company cannot guarantee that it will consummate the Merger as proposed in the Merger Agreement on terms that are reasonable or satisfactory to the Company, or at all.

In connection with the Merger Agreement, the Company has entered into various voting agreements (the “Voting Agreements”), with certain security and debt holders of the Company, including the debt holders executing the BMC Debt Conversion Agreement and the Note Purchase Amendment, described below, whereby those debt and stockholders have agreed to vote Company capital stock held by them in favor of the Merger Agreement and the transactions contemplated thereby. These Voting Agreements terminate on the earlier of the termination of the Merger Agreement or, on June 1, 2012, if the Merger is not consummated by such date.

BMC Debt Conversion

In connection with the Merger Agreement, on January 13, 2012, the Company entered into a Debt Conversion Agreement (the “BMC Debt Conversion Agreement”) with Berg McAfee Companies, LLC, a California limited liability company (“BMC”), and Clyde Berg, an individual (“Berg”).  The Company had previously entered into: (1) a Secured Promissory Note Agreement, dated February 27, 2008, as amended on January 5, 2011 with BMC in the aggregate principal amount of $1,120,000 (the "BMC Note"); and (2) a Promissory Note, dated May 19, 2011, with Berg in the aggregate principal amount of $100,000 (the "Berg Note" and collectively with the BMC Note, the “BMC and Berg Notes”).

The BMC Debt Conversion Agreement modifies the BMC and Berg Notes to provide that all principal and accrued interest under the BMC and Berg Notes shall be converted into shares of the Company's common stock (pre-Reverse Split) at a conversion price of Two Cents ($0.02) per share (the “Conversion”).  As of the date of this filing the outstanding principal and accrued interest under the BMC and Berg Notes is approximately $1,613,198, which would convert into 80,659,905 shares of common stock.  Pursuant to the BMC Debt Conversion Agreement, the Conversion shall take place, at such time as the Company shall provide the debt holders one (1) day’s prior notice of the Company’s intent to convert such debt, which shall not be more than five (5) business days prior to the record date of the Shareholder Meeting for voting on the Merger transaction (referenced above)(the “Conversion Date”).  The BMC Debt Conversion Agreement can be terminated by either party in the event the record date for the shareholder meeting has not occurred by June 1, 2012 (and the cause of such delay is not the result of the actions of the terminating party) or if the Board of Directors of the Company withdraws or materially modifies their recommendation of the Merger (the “Termination Rights”).

In connection with the BMC Debt Conversion Agreement, BMC and Berg also entered into the Voting Agreement, described above.

Debt Modifications

In connection with the Merger, on January 13, 2012 the Company entered into the Amendment to Note Purchase Agreement (the “Note Purchase Amendment”), with Centurion Credit Funding, LLC  (the “Lender”) in connection with the Company’s debt obligations under certain secured notes with the Lender.   The Note Purchase Amendment amended that certain Note Purchase Agreement, dated as of February 24, 2011 (the “Note Purchase Agreement”) primarily in order (i) to grant consent to the Merger Agreement, (ii) to waive, solely with respect to the Company post-Merger, certain loan covenants and restrictions as they relate to the assets of PEDCO and the operations of the Company post-Merger, (iii) to waive the Lender’s right of first refusal to provide additional funding to the Company; and (iv) to provide, effective upon the Effective Date of the Merger, for the conversion of up to 50% of the loan amounts outstanding to the Lender in the original principal amount of $2,522,111, evidenced by Secured Promissory Notes, with a Senior Secured Promissory Note in the amount of $2,111,111 delivered to the Lender at the closing on February 24, 2011, and a second Note delivered in April 2011 in the amount of $411,000, of which approximately $1,306,078 was owed as of the date of the parties entry into the Note Purchase Amendment, into shares of the Company’s common stock at $0.75 per share on a post-Reverse Split basis at the option of Lender at any time after June 9, 2012, provided that the Company in its sole discretion may waive the 50% conversion limitation.  The conversion rights described above are subject to the Lender being prohibited from converting any portion of the outstanding notes which would cause it to beneficially own more than 4.99% of the Company’s then outstanding shares of common stock, subject to the Lender’s right to increase such limit to up to 9.99% of the Company’s outstanding shares with 61 days prior written notice to the Company.

In connection with the Note Purchase Amendment, the Company further amended certain terms and conditions of the other documents previously entered into with the Lender and referenced and defined in the Note Purchase Amendment, including: the Security Agreement, the First Tranche Promissory Note, and the Second Tranche Promissory Note (individually each a “Promissory Note,” and collectively, the “Promissory Notes” or the “Notes”).  The Security Agreement was amended: (i) to grant consent to the Merger Agreement, and (ii) to waive, solely with respect to the Company post-Merger, certain covenants and restrictions on the Company’s collateral as they relate to the assets of PEDCO and the operations of the Company post-Merger, and (iii) to include a subsidiary guarantee with PEDCO (the “PEDCO Guarantee”), which shall be effective only after the consummation of the Merger.  Pursuant to the PEDCO Guarantee, which is to be entered into at the Effective Time of the Merger, PEDCO agreed to guaranty the full and punctual payment and collection when due of the principal, interest and other related fees due under the Promissory Notes, provided that the Lender must first foreclose on any collateral securing the Promissory Notes, and use reasonable efforts to collect from the Company.

The Promissory Notes were amended to provide an extension of the maturity date of such Promissory Notes, which were due February 2, 2012, to: (i) thirty (30) days after the termination of the Merger Agreement, if the Merger Agreement is terminated before June 1, 2012, (ii) June 1, 2012, if the Effective Date of the Merger has not occurred by such date, (iii) August 2, 2012, or (iv) the date all obligations and indebtedness under such Promissory Notes are accelerated in accordance with the terms and conditions of such Promissory Notes.  Furthermore, commencing February 2, 2012, the interest amount on the Promissory Notes was increased from 10% to 18% per annum, and the new interest rate includes both the principal amount and the Exit Fee payable below, and as further described under the Promissory Notes.  Lastly, the Exit Fee, which is 12% of the repayment amount, was increased by an aggregate of $30,000 for the Promissory Notes (the “Exit Fee”).

Finally, the debt modifications above included the execution of the Voting Agreement providing for the Lender to vote in favor of the Merger Agreement.

Additional information regarding the Lender and the agreements entered into between the Lender and the Company in February 2011, are described in greater detail below under “Lending Arrangement.”

Other Debt Conversions

In connection with the Merger, the Company further approved the conversion of certain other outstanding debt obligations of the Company at $0.02 per share upon the Conversion Date, subject to the Termination Rights.  These debt obligations include: $281,500 of accrued compensation due to the members of Board of Directors (as described in greater detail under below under “Certain Relationships and Related Transactions, and Director Independence”), $6,150 of short term loans from members of the Board of Directors (as described in greater detail below under “Certain Relationships and Related Transactions, and Director Independence”), $174,917 of accrued salaries and vacation pay owed to the Company’s employees, and approximately $116,990 in accrued finders’ fees, for a total amount of $579,557.  These amounts will convert at $0.02 per share under debt conversion agreements (“Debt Conversion Agreements”) into approximately 28,977,850 shares of the Company’s pre-Reverse Split common stock on the Conversion Date.

Lending Arrangement

Purchase Agreement

Pursuant to the Purchase Agreement (described above under “Debt Modifications”), Blast agreed to undertake certain requirements and to certain restrictions while the Notes are outstanding. These requirements and restrictions, among other things, include:
to continue to file reports with the Securities and Exchange Commission (the “Commission”);
-	not pay any dividends, make any distributions or redeem any securities;
-	not permit any liens on any of its assets (other than those already approved by the Lender) or incur any additional liabilities (unless subordinated to amounts owed to the Lender);
-	not enter into any merger, sale or acquisition agreements; and,
-	maintain a minimum cash bank balance of $100,000, with some flexibility as it relates to funding costs for the Test Well.

Additionally, Blast granted the Lender a right of first refusal to provide Blast with additional funding on such terms and conditions as Blast may receive from third parties, until the later of (a) one year from the date that the Notes are repaid in full; or (b) such time as Blast ceases paying a Royalty to the Lender pursuant to the Royalty Agreement (described below), provided that such right of first refusal was agreed to be waived in connection with the Note Purchase Amendment in connection with the Merger.

First Note

Blast delivered to the Lender the First Note in the amount of $2,111,111 on February 24, 2011 (the “Closing”). Blast paid an original issue discount to the Lender on the First Note of 10%, or $211,111 (the “Original Issue Discount”).  The First Note accrues interest at the rate of ten percent (10%) per annum, payable on the first day of each month beginning in March 2011, and had a maturity date of February 24, 2012, which has since been extended in connection with the Note Purchase Amendment, described above.  Blast also agreed to pay the Lender an exit fee at such time as the First Note is paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”).

The proceeds from the First Note were used by Blast (i) to repay in full the indebtedness of $250,000 owed to Sun Resources Texas, Inc. under an outstanding promissory note (as described in greater detail in the Form 8-K/A filed by Blast on December 7, 2010); (ii) to fund Blast’s portion of the Test Well under the terms of the Farmout Agreement; and (iii) to pay fees and expenses incurred in connection with the Closing, including the payment of the Original Issue Discount and reimbursement of legal fees incurred by the Lender in connection with the Closing.

Second Note

Blast delivered to the Lender the Second Note in the amount of $411,000 on April 5, 2011. Blast paid an original issue discount to the Lender on the Second Note of 10%, or $41,100.  The Second Note has substantially similar terms to the First Note.  The proceeds from the Second Note were used by Blast to fund Blast’s portion of the completion and testing costs of the Test Well under the terms of the Farmout Agreement.

Guaranty and Security Agreement

The repayment of the amounts loaned to Blast by the Lender under the First Note and the Second Note (the “Loans”) was guaranteed by Blast’s wholly-owned subsidiaries Eagle Domestic Drilling Operations LLC (“Eagle”) and Blast AFJ, Inc. (“Blast AFJ”).  Additionally, Blast, Eagle and Blast AFJ each entered into a Security Agreement in favor of the Lender, pursuant to which such parties provided the Lender a first priority security interest in all of their tangible and intangible assets, including equipment, intellectual property and personal and real property as collateral to secure the repayment of the Loans (the “Security Agreement”).  Additionally, Berg McAfee Companies, LLC (“Berg McAfee”) agreed, pursuant to its entry into a Subordination and Intercreditor Agreement with Blast, to subordinate the repayment of the $1,120,000 principal amount of the Secured Promissory Note owed by Blast to Berg McAfee to the repayment of the Loans and the Lender’s security interest granted pursuant to the Security Agreement.

Stock Purchase Agreement

As additional security for the repayment of the Notes, and pursuant to a Stock Purchase Agreement, Blast sold to the Lender one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Lender to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.

Royalty Payment Letter

As additional consideration for the Lender agreeing to make the Loans, Blast agreed pursuant to a Royalty Payment Letter (the “Royalty Payment Letter”), to pay the Lender 30% of all amounts earned (the “Royalty”) by Blast under the Test Well. Amounts earned by Blast in connection with the Test Well are deemed to include, without limitation, amounts earned from the sale, assignment, transfer or other disposition by Blast of any interest in the Test Well.  As described above, none of the zones tested associated with the Test Well drilled in March 2011, resulted in an oil producing well.

Warrant Agreement

On February 24, 2011, Blast and a third party lender (the “Investor”) entered into the Note Purchase Agreement which provided that if the Test Well failed to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Lender a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant was subsequently granted in October 2011. The Warrant has a term of two years, and provides for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission. The Warrant further contained various anti-dilution protections and had an exercise price equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date.

On October 7, 2011, Blast and the Lender amended the Warrant in exchange for certain mutual promises and covenants and for consideration of $30,000 paid by the Lender to Blast. The amendments included that the exercise price shall thereafter be $0.01 per share, and may be further reduced with the previous anti-dilutive protective provisions, but in no event shall it be greater than $0.01 per share, unless certain events occur, including the merger of Blast with an operating company (a “Merger Event”). Further, in the event a Merger Event occurs, the Lender has waived its price-based anti-dilution protection (if Blast sells its securities lower than the exercise price of the warrants) and anti-dilution protection for compensatory issuances (in amounts in excess of 7,000,000 shares of common stock). In April 2012, the warrant agreement was further amended to provide that the lowest exercise price of the warrant is $0.01 per share.

Placement Agreement

In November 2010, Blast entered into a non-exclusive Placement Agent Agreement with Trident Partners Ltd. (“Trident” and the “Placement Agreement”). Pursuant to the Placement Agreement, Trident agreed to assist Blast in raising capital in a private offering.  In consideration for such assistance, Blast agreed to grant to certain principals of Trident fully vested warrants, exercisable for one year from the date of the agreement, to purchase up to 750,000 shares of Blast’s common stock at an exercise price of $0.01 per share.  Subsequent to year end 2010, Trident principals exercised these warrants and have been issued 750,000 shares of restricted common stock for cash proceeds of $7,500. On December 22, 2011, the Company granted additional warrants to purchase 1,200,000 shares of restricted common stock to Trident in connection with capital raising services rendered in February 2011 and December 2011.  The warrants are exercisable for one penny ($0.01) per share of common stock and have a one (1) year term.

Additionally, Blast agreed to provide Trident a cash fee of 10% of the proceeds received from the sale of any equity or equity-linked securities to any party introduced by Trident (each an “Introduced Investor”); warrants to purchase shares of common stock equal to 10% of the total number of shares of common stock sold or granted in connection with any funding (on similar terms as the Placement Warrants); and Blast agreed to grant Trident a net revenue interest equal to 10% of any revenue interest provided to any Introduced Investors in any closing (the “Placement Fees”).  The requirement to pay the Placement Fees in connection with any subsequent investment by an Introduced Investor continued in effect until February 15, 2012. With the closing of the lending arrangement described above, Blast owed a cash fee to Trident of approximately $219,990. As of the date of this filing, approximately $119,990 is still owed to Trident in Placement Fees, provided that pursuant to the Debt Conversion Agreement described above, Trident has agreed to convert such outstanding amount into shares of the Company’s common stock at the rate of $0.02 per share, in connection with the Merger, as described above.

On May 18, 2011, the Company amended the Placement Agent Agreement to eliminate the provision for the contingent grant of a 10% net revenue interest in oil and gas properties in exchange for the issuance of 400,000 fully vested warrants with a term of two years and an exercise price of $0.01 per share. The Company recorded $44,528 as share-based compensation for the issuance of the warrants.

On December 22, 2011, the Company granted additional fully vested warrants to purchase 1,200,000 shares of restricted common stock to Trident in connection with capital raising services rendered in February 2011 and December 2011. The warrants are exercisable for one penny ($0.01) per share of common stock and have a one (1) year term. The Company recorded $9,406 as share-based compensation for the issuance of the warrants.

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

In October 2008, Blast redeemed two million shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at face value of $0.50 per share and paid $1 million to redeem the Preferred shares.  In connection with the redemption, Blast cancelled one million Series A Preferred shares each held by Clyde Berg and McAfee Capital, LLC.  Accordingly, six million preferred shares remain outstanding at December 31, 2011.

As of December 31, 2011, the aggregate and per share arrearages on the outstanding Series A Preferred Stock were $973,151 and $0.16, respectively.

On January 5, 2011, in return for a two year extension on a $1.12 million note between the parties, Blast and Berg McAfee agreed to amend the terms of the Company’s Series A Convertible Preferred Stock to provide for a reduction in the conversion price of such Series A Preferred Stock from $0.50 per share to $0.20 per share and the conversion rate of the $1.12 million note from $0.20 per share to $0.08 per share, which has been agreed to be further decreased to $0.02 per share in connection with the BMC Debt Conversion Agreement, described above in connection with the Merger.

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

Series B Preferred Stock

As additional security for the repayment of the Notes sold to the Lender, as described above, and pursuant to a Stock Purchase Agreement, Blast sold to the Lender one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Lender to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.

Litigation Settlements

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million which has been received to date, including $2 million ($1.44 million net of associated legal fees) which was received in September 2011.

Insurance

Our oil and gas properties are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, implosions, fires and oil spills. These conditions can cause:

•	damage to or destruction of property, equipment and the environment; and
•	personal injury or loss of life; and
•	suspension of operations.

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

Employees

As of March 31, 2012, we had three part-time employees. We also utilize independent contractors and consultants to assist us with administrative functions. Our agreements with these independent contractors and consultants are usually short-term. We believe that our relations with our employees, independent contractors and consultants are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

RISKS ASSOCIATED WITH THE PENDING MERGER

If the merger is not completed, we may be forced to discontinue our operations.

The merger is subject to a number of conditions that are outside of our control.  We cannot assure you that these conditions will be satisfied or waived.  Any amounts owing to PEDCO, which as of the date of this report totaled $280,336, must be repaid within ten days following the termination of the merger agreement.  In addition, all amounts outstanding under our secured promissory notes with the Lender, which total approximately $1.2 million, must be repaid within 30 days following the termination of the merger agreement, or June 1, 2012 if the merger agreement is not closed by that time.  Accordingly, if the merger is terminated, we will need to identify and consummate another strategic transaction or financing opportunity.  Failure to do so in a timely manner would likely cause us to discontinue our operations.

If the costs associated with the merger exceed the benefits, the post-merger company may experience adverse financial results, including increased losses.

Our Company and PEDCO will incur significant transaction costs as a result of the merger, including legal and accounting fees. Actual transaction costs may substantially exceed our current estimates and may adversely affect the post-merger company’s financial condition and operating results. If the benefits of the merger do not exceed the costs associated with the merger, the post-merger company’s financial results could be adversely affected, resulting in, among other things, increased losses.

Consummation of the merger will result in significant dilution to our existing shareholders.

Upon consummation of the merger, our existing shareholders will hold, in total, only approximately 5% of the total number of outstanding shares of our capital stock.  Furthermore, shares of our newly designated Series A preferred stock will be issued in the merger.  The holders of the Series A preferred stock will have significant priorities in dividends, distributions, and voting.  Specifically, the new Series A Preferred Stock will have the right to convert into shares of our common stock on a one-for-one basis, will automatically convert into shares of common stock on the date that non-affiliate holders are able to resell the common stock issuable upon conversion of the new Series A Preferred Stock without limitation under Rule 144, will vote together with our common stock on an as converted basis and have a liquidation preference of $0.75 per share of new Series A Preferred Stock. After the merger, we may need to issue additional shares of capital stock to fund our business, which could lead to further dilution of our existing shareholders’ ownership interests.

Following the merger, the existing shareholders of PEDCO will control our company.

Following the merger, the existing shareholders of PEDCO will own a total of approximately 95% of the total outstanding shares of our common stock and 100% of our preferred stock.  In addition, pursuant to the merger agreement, the current PEDCO Board of Directors will remain as the Board of Directors of the surviving company and PEDCO will appoint all of the members of our newly formed Board of Directors.  This means that the existing management and shareholders of PEDCO will have the right, if they were to act together, to exercise control over us, including making decisions with respect to issuing additional shares, entering into mergers, asset sales, and other fundamental transactions, and further amending the terms of our Amended and Restated Certificate of Formation and Designation.

The existing holders of our Series A and B preferred stock will lose significant rights and privileges if the merger is consummated.

Upon the filing of the amended and restated certificate of formation and designation, all of our outstanding shares of Series A and B preferred stock will convert into shares of our common stock on a one-for-one basis.  Upon such conversion, our existing holders of preferred stock will therefore lose the rights, preferences, privileges and rights associated with such shares.  These rights include, with respect to the Series A preferred stock, the right to accrued dividends at the rate of 8% per annum and, in the event we receive a “Cash Settlement” (defined as an aggregate total cash settlement received by us, net of legal fees and expenses, in connection with our previously settled litigation proceedings in excess of $4 million), the right to receive payment on all outstanding dividends in cash or stock, at the holder’s option.  Holders of our Series A preferred stock are also entitled to convert their shares into common stock at the rate of 2.5 shares of common stock for each share of Series A preferred stock converted.  Holders of our Series B preferred stock have the right to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.

We cannot assure you that a market will exist for our common stock after the merger.

Although our common stock is quoted on the OTC markets, a regular trading market for our securities may not be sustained in the future. Quotes for stocks listed on the OTC markets are not listed in the financial sections of newspapers and newspapers generally have very little coverage of stocks quoted solely on the OTC markets. Accordingly, prices for and coverage of securities quoted solely on the OTC markets may be difficult to obtain. In addition, stock quoted solely on the OTC markets tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on the NYSE, AMEX or NASDAQ exchanges. All of these factors may cause holders of our common stock to be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	changes in interest rates and the price of oil and natural gas;
•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	changes in financial estimates by securities analysts;
•	the depth and liquidity of the market for our common stock;
•	investor perceptions of our company after the merger with PEDCO; and
•	general economic and other national and international conditions.

In the event the merger does not close, an alternative to the merger may not be available to us and, if available and completed, may be less attractive to our equity holders than the merger. The Company may be forced to file for bankruptcy or cease filing reports with the SEC.

We believe that the completion of the merger is critical to our continuing viability.  If the merger is not completed, an alternative transaction or restructuring arrangement may not be available, or if available, may not be on terms as favorable to our equity holders as the terms of the merger.   If the merger is not effectuated, we will owe approximately $437,500 to PEDCO (payable within ten days of termination of the merger agreement) and approximately $1.2 million to the Lender, payable within 30 days following the termination of the merger agreement, or June 1, 2012 if the merger agreement is not closed by that time.  If the merger is not completed, we will not have sufficient cash available to repay such amounts.  As such, we may be forced to curtail or abandon our operations, liquidate our assets (notwithstanding the fact that the Lender holds a first priority security interest over substantially all of our assets), seek bankruptcy protection (if available) and/or cease filing reports with the SEC.  In such case, an investment in our Company will likely decline in value or become worthless and shareholders of our Company may lose their entire investment.

The current officers and directors of PEDCO exercise significant voting control over PEDCO and will therefore exercise significant voting control over Blast subsequent to the merger, including all corporate decisions and the appointment of directors.

Following the merger, the officers and directors of PEDCO will be able to vote an aggregate of approximately 46% of our then outstanding voting stock. The officers and directors of PEDCO will therefore exercise significant control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, as well as the power to effectively prevent or cause a change in control. Any investor who purchases shares in our Company will be a minority shareholder and as such will have little to no say in the direction of our Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our directors, which will enable such directors to control who serves as officers of our Company as well as any changes in our Board of Directors.

If approved, the Amended and Restated Certificate of Formation will reduce the number of votes needed to amend our Certificate of Formation or implement certain fundamental transactions, from two-thirds of all voting shares to a majority of such voting shares.

Pursuant to Texas law and our existing Certificate of Formation, the approval of at least two-thirds of our outstanding voting shares is required to amend our Certificate of Formation or to undertake certain other fundamental transactions, including, but not limited to winding up our Company. The Amended and Restated Certificate of Formation contemplated in connection with the merger will, among other things, change the vote required to amend the Certificate of Formation and/or to effect such fundamental transactions to a majority of the voting shares.  Such amendments could include increasing the number of authorized shares of common and preferred stock and/or implementing a forward or reverse stock split.  The reduction in the total voting shares needed to effect an amendment to the Certificate of Formation and/or a fundamental transaction may also allow shareholders who have voting control over the Company to more easily maintain such control or affect corporate actions which would not otherwise be approved.

GENERAL RISKS RELATING TO OUR COMPANY

We have entered into a merger agreement that is subject to shareholder approval.

In the event that we do consummate a transaction, merger and/or acquisition with a separate entity or individual(s) in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a transaction, merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. Additionally, as a result of any transaction we may take on significant additional debt or liabilities and/or take on the obligations of any entities or individuals we enter into transactions with.

It is uncertain when we will have significant operating income or cash flow from operations sufficient to sustain our operations.

As of March 31, 2012, our cash balance was approximately $3,100. However, our base business still consumes cash and we have to generate more revenues and/or funding to avoid running out of cash.  Furthermore, our oil and gas operations will require additional funding in order for us to participate in exploration activities. If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail our business plan. If we are unable to raise the additional funding, the value of our securities could become worthless and we may be forced to abandon our business plan.

We owe $1.3 million to a third party investor, which funds we do not currently have, the repayment of which is secured by a security interest over substantially all of our assets and the payment of which is currently anticipated to be made through revenues generated from our properties, of which there can be no assurance.

On February 24, 2011 (the “Closing”), Blast entered into a Note Purchase Agreement (the “Purchase Agreement”) and related agreements with the Lender, pursuant to which Blast sold an aggregate of $2,522,111 (the “Notes”) ($411,000 of which Notes were sold in April 2011, with the remainder sold at the Closing). Pursuant to the Purchase Agreement, Blast agreed to undertake certain requirements and to certain restrictions while the Notes are outstanding. These requirements and restrictions, among other things, include: to continue to file reports with the Securities and Exchange Commission (the “Commission”); not pay any dividends, make any distributions or redeem any securities; not permit any liens on any of its assets (other than those already approved by the Lender) or incur any additional liabilities (unless subordinated to amounts owed to the Lender);  not enter into any merger, sale or acquisition agreements; and maintain a minimum cash bank balance of $100,000, with some flexibility as it relates to funding costs for the Test Well (the "Requirements").

The Notes accrue interest at the rate of ten percent (10%) per annum, payable on the first day of each month beginning in March 2011, and have a maturity date of (i) thirty (30) days after the termination of the Merger Agreement, if the Merger Agreement is terminated before June 1, 2012, (ii) June 1, 2012, if the Effective Date of the Merger has not occurred by such date, (iii) August 2, 2012, or (iv) the date all obligations and indebtedness under such Notes are accelerated in accordance the terms and conditions of such Notes.  Blast also agreed to pay the Lender an exit fee at such time as the Notes are paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”).

The repayment of the amounts loaned to Blast by the Lender under the Notes (the “Loans”) was guaranteed by Blast’s wholly-owned subsidiaries Eagle Domestic Drilling Operations LLC (“Eagle”) and Blast AFJ, Inc. (“Blast AFJ”).  Additionally, Blast, Eagle and Blast AFJ each entered into a Security Agreement in favor of the Lender, pursuant to which such parties provided the Lender a first priority security interest in all of their tangible and intangible assets, including equipment, intellectual property and personal and real property as collateral to secure the repayment of the Loans (the “Security Agreement”).

As such, Blast will need to raise or generate additional funding in the future to repay the Loans. If Blast is unable to raise or generate sufficient funding to repay the Notes when due, or Blast is deemed in default of the Notes for failing to comply with the Requirements, among other reasons, the Lender has the right to declare the entire amount of the Notes due and payable and enforce its security interests under the Security Agreement. As such, in the event Blast defaults on the repayment of the Notes, the Lender may take control of substantially all of Blast's assets and Blast could be forced to curtail or abandon its business plan, which could cause any investment in Blast to become worthless.

Shareholders may be diluted significantly through our efforts to obtain financing, satisfy obligations and/or complete acquisitions through the issuance of additional shares of our common stock or other securities.

We have no committed source of financing.  We may seek to use non-cash consideration to satisfy our obligations, including restricted shares of our common stock or other securities. Additionally, we may make acquisitions using our common stock or other securities as a means of payment for such acquisitions.  Our Board of Directors has the authority, without action or vote of our shareholders (other than, where applicable, the approval of the holders of our preferred stock shareholders), to issue all or part of our authorized but unissued shares of common stock and preferred stock with various preferences and other rights. These actions may result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of our common stock.

We will need additional capital to conduct our operations and fund our business and our ability to obtain the necessary funding is uncertain.

We may need to raise additional funds through public or private debt or equity financing or other various means to fund our business or operations, including our Farmout Agreement with Solimar Energy LLC (as described above).  Adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt securities due to our high leverage and due to restrictive covenants contained in our senior debt, which may restrict our ability to expend or raise capital in the future. If outside funding is unavailable and we are unable to generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection. If this were to happen, our results of operations and the value of our securities would be adversely affected.

We have a limited operating history and our planned business and marketing strategies are not yet proven, which makes it difficult to evaluate our business performance.

We have not yet been able to commercialize the capabilities of our applied jetting technology and are not conducting operations with the abrasive technology.  We have no established basis to assure investors that our business or marketing strategies will be successful.  Because we have a limited operating history, there is little historical financial data upon which to evaluate our business performance.  You should consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in a rapidly evolving market. These risks and difficulties include our ability to meet our debt service and capital obligations, develop a commercial milling or jetting process with our AFJ technology, attract and maintain a base of customers, provide customer support, personnel, and facilities to support our business, and respond effectively to competitive and technological developments. Our business strategy may not be successful or may not successfully address any of these risks or difficulties and we may not be able to generate future revenues.

Significant amounts of our outstanding shares of common stock are restricted from immediate resale but will be available for resale into the market in the near future, which could potentially cause the market price of our common stock to drop significantly, even if our business is doing well.

As of April 16, 2012, 71,425,905 shares of common stock were issued and outstanding and held by approximately 315 shareholders of record, including 1,150,000 approved but unissued shares arising from  the 2005 class action settlement.  Many of our outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Act”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock, may have a depressive effect upon the price of our common stock in any market that may develop. An excessive sale of our shares may result in a substantial decline in the price of our common stock, and limit our ability to raise capital, even if our business is doing well.  Furthermore, the sale of a significant amount of securities into the market could cause the value of our securities to decline in value.

Our principal stockholders can influence our corporate and management policies.

Eric A. McAfee, Clyde Berg, and BMC, which both Mr. McAfee and Mr. Berg are deemed to beneficially own effectively control approximately 34.1% of our outstanding voting shares and have the ability, upon conversion of their outstanding notes payable upon notice of the Company of the setting of the record date for the shareholders meeting to approve the Merger Agreement (as described above under BMC Debt Conversion), to control up to 65.8% of our outstanding voting shares. Therefore, BMC has the ability to substantially influence all decisions made by us. Additionally, BMC’s control could have a negative impact on any future takeover attempts or other acquisition transactions.  Because our officers and directors do not exercise majority voting control over us, our shareholders who are not officers and directors may be able to obtain a sufficient number of votes to choose who serves as our directors. Because of this, the current composition of our board may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

Michael L. Peterson, Blast’s former Interim President and CEO and former board member, is also a director of Aemetis, Inc. (formerly AE Biofuels Inc.), a California-based vertically integrated biofuels company.  The Chairman and CEO of Aemetis, Inc. is Eric McAfee. Mr. McAfee is also the managing partner for McAfee Capital, LLC and president of Berg McAfee Companies, LLC, both of which are significant shareholders of Blast.  The fact that certain of our directors are also directors of entities affiliated with BMC could cause actual or perceived conflicts of interest between us and BMC and could cause the value for our securities to become devalued or worthless.

If we are late in filing our Quarterly or Annual Reports with the Securities and Exchange Commission or a market maker fails to quote our common stock on the Over-The-Counter Bulletin Board for a period of more than four days, we may be de-listed from the Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board (“OTCBB”) rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB (similar as to how we were automatically delisted from the OTCBB in February 2011, which forced us to take actions to requote our common stock on the OTCBB in March 2011). If our shares are de-listed, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Because our common stock is considered a “penny stock,” certain rules may impede the development of increased trading activity and could affect the liquidity for stockholders.

Our common stock is subject to the SEC “penny stock rules.” These rules impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of penny stock securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities, and, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These rules may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. In addition, the penny-stock rules could have an adverse effect on our ability to raise capital in the future from offerings of our common stock.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Compliance with Section 404 of the Sarbanes-Oxley Act will continue to strain our limited financial and management resources.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We do not intend to pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock will provide a return to our stockholders.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business.  We do not intend to pay cash dividends in the foreseeable future.  Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors.  In addition, the terms of our senior credit facility prohibit us from paying dividends and making other distributions.  As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

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

Furthermore, because our common stock is traded on the OTCBB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in our Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

Our management chose to change the direction of our Company toward a new strategy of investing in oil producing properties.

We are not an experienced oil and gas producer and will rely on the operational expertise of operators of the properties in which we invest.  There may be inherent risks in such operations that we may not be able to predict or anticipate and therefore we cannot assure you that production volume, crude oil prices and operating expense assumptions used in our acquisition analysis will be achieved.

RISKS RELATED TO BLAST’S OIL AND GAS PROPERTIES

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

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we will report in our filings with the SEC will only be estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

We may incur certain costs to comply with government regulations, particularly regulations relating to environmental protection and safety in the future.

Our exploration, production and marketing operations are regulated extensively at the federal, state and local levels, as well as by governments and regulatory agencies, and are subject to interruption or termination by governmental and regulatory authorities based on environmental or other considerations.  Moreover, we have incurred and will continue to incur costs in our efforts to comply with the requirements of environmental, safety and other regulations.  Further, the regulatory environment in the oil and gas industry could change in ways that we cannot predict and that might substantially increase our costs of compliance and, in turn, materially and adversely affect our business, results of operations and financial condition.

Specifically, as an owner or lessee and operator of crude oil and natural gas properties, we are subject to various federal, state, local and foreign regulations relating to the discharge of materials into, and the protection of, the environment.  These regulations may, among other things, impose liability on us for the cost of pollution cleanup resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas.  Moreover, we are subject to the United States (U.S.) Environmental Protection Agency's (U.S. EPA) rule requiring annual reporting of greenhouse gas (GHG) emissions.  Changes in, or additions to, these regulations could lead to increased operating and compliance costs and, in turn, materially and adversely affect our business, results of operations and financial condition.

We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues.  In addition to the U.S. EPA's rule requiring annual reporting of GHG emissions, we are also aware of legislation proposed by U.S. lawmakers to reduce GHG emissions.

Additionally, there have been various proposals to regulate hydraulic fracturing at the federal level.  Currently, the regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements.  Any new federal regulations that may be imposed on hydraulic fracturing could result in additional permitting and disclosure requirements (such as the reporting and public disclosure of the chemical additives used in the fracturing process) and in additional operating restrictions.  Furthermore, such regulations could make our AFJ technology more expensive or obsolete. In addition to the possible federal regulation of hydraulic fracturing, some states and local governments have considered imposing various conditions and restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells, testing of nearby water wells, restrictions on the access to and usage of water and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations.  Such federal and state permitting and disclosure requirements and operating restrictions and conditions could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing.

We will continue to monitor and assess any new policies, legislation, regulations and treaties in the areas where we operate to determine the impact on our operations and take appropriate actions, where necessary.  We are unable to predict the timing, scope and effect of any currently proposed or future laws, regulations or treaties, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect our business, results of operations and financial condition.

RISKS RELATED TO BLAST’S DOWN-HOLE SOLUTIONS BUSINESS

One of our longer-term business strategies relies on the successful deployment of a new generation coiled tubing unit utilizing applied fluid jetting, which has not been well established in the energy service industry.

Since we believe that we are among the first to apply the applied jetting techniques to the energy producing business, we cannot guarantee that our custom drilling rig design based on the applied fluid jetting (“AFJ”) concept will be adequate or that the applied jetting technology will stimulate additional oil and gas production.  Accordingly, we may not achieve the desired results from application of this technology, which could cause a negative impact on the development of our business, including the possible impairment and write down of our AFJ assets.

We may not realize the expected benefits of enhanced production or lower costs from our applied jetting technology.

Many of the wells on which our AFJ technology might be used have been abandoned for some time due to low production volumes or other reasons. In some cases, we could experience difficulty in having the enhanced production reach the market due to the gathering field pipeline system’s disrepair resulting from the age of the fields, significant amounts of deterioration of the reservoirs in the abandoned wells or the reliability of the milling process. Our AFJ technology may not achieve enhanced production from every well drilled, or, if enhanced production is achieved initially, it may not continue for the duration necessary to achieve payout or reach the market on a timely basis. The failure to screen adequately and achieve projected enhancements could result in making the application of the technology uneconomic for us. Failure to achieve an economic benefit in the provision of this service would significantly impair the future application of this technology.

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

We have no issued patents for our technology and although we have filed a pending patent application, such patent application has not been approved to date.  As a result, companies with products similar to ours may sue us in the future claiming our activities infringe on their patent rights.

While we have filed a patent for our AFJ technology, such patent has not been approved or granted to date.   In the event the patent application for our AFJ technology is not granted, we will not be able to stop other companies from lawfully practicing technology identical or similar to ours.  If we are sued by another company claiming our activities infringe on their patent, and we are not able to prove the prior use of such technology, we could be forced to abandon our technology and/or expend substantial expenses in defending against another company’s claims.  This could have a severely adverse effect on our revenues and could cause any investment in our Company to decline in value and/or become worthless.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Properties consist of working and revenue interests that we own in the North Sugar Valley Field located in Matagorda County, Texas and in Fresno County, California, and equipment located in a storage facility in Spring, Texas.

Oil and Gas Properties

North Sugar Valley Field

On September 23, 2010, Blast closed on a sales agreement with Sun Resources Texas, Inc. (“Sun”) a privately-held company based in Longview, Texas, to acquire Sun’s oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas. Under the terms of the agreement, Blast paid $1.2 million in cash, common stock and through the issuance of a promissory note (which has since been repaid) for Sun’s approximately 65% working interest (net revenue interest of approximately 50%) in three wells.  The acquired wells are currently producing a total of approximately 43 gross barrels of oil per day from the Gravier Sand formation, which our year end reserve report estimates contains approximately 44,640 barrels of recoverable reserves net to the interest acquired by Blast.

The effective date of the sale was October 1, 2010. Under the terms of the agreement, Sun will continue to act as Operator of the properties.

Oil and Gas Acreage

The following table sets forth the undeveloped and developed leasehold acreage owned by us as of December 31, 2011.  We did not own any undeveloped acreage at December 31, 2010.  Gross acres are the total number of acres we have a working interest in.  Net acres are the sum of our fractional working interest owned in the gross acres.  All developed acreage is located in Matagorda County, Texas and all undeveloped acreage is in Fresno County, California.

Undeveloped	2011	2010
Gross acreage	2,543.00	-
Net acreage	635.75	-

Developed	2011	2010
Gross acreage	251.26	251.26
Net acreage	164.39	164.39

Reserves

The following table sets forth proved oil reserves as of December 31, 2011 and 2010. The properties do not contain any proved undeveloped oil reserves or any proved developed or undeveloped natural gas reserves. Units of oil are in thousands of barrels (MBbls).

	2011	2010
Proved reserves:
Beginning of period	75.1	-
Revisions	(25.5)	-
Extensions and discoveries	-	-
Sales of minerals-in-place	-	-
Purchases of minerals-in-place	-	76.5
Production	(5.0)	(1.5)
End of period	44.6	75.0

Proved developed reserves:
Beginning of period	75.1	-
End of period	44.6	75.0

PV-10(1) at December 31, 2011 and 2010	$925,230	$1,128,400

(1) In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs (if any), using prices and costs under existing economic conditions at December 31, 2011. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12- month period ended December 31, 2011. The average prices utilized for purposes of estimating our proved reserves were $96.19 per barrel of oil. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

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

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2011 and 2010:

	2011	2010
Future cash inflows	$4,088	$5,777
Future costs:
Production	(2,775)	(3,951)
Development	-	-
Income taxes	-	-
Future net cash inflows	1,313	1,826
10% discount factor	(388)	(698)
Standardized measure of discounted net cash flows	$925	$1,128

The estimated present value of future cash flows relating to the proved reserves is extremely sensitive to prices used at any measurement period.  The price used for the year ended December 31, 2011 was $96.19.

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

Mire & Associates Inc. is an independent petroleum consulting firm specializing in the technical and financial evaluation of oil and gas assets. Mire & Associates Inc.’s report was conducted under the direction of Kurt Mire, principle consultant and owner of Mire & Associates, Inc.  Mr. Mire holds a BS degree in Petroleum Engineering from the University of Louisiana at Lafayette and has more than 25 years of experience in production engineering, reservoir engineering, acquisitions and divestments, field operations and management.  Mire & Associates Inc. and its employees have no interest in our Company and were objective in determining our reserves.

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

Wells, Production, Capital Expenditures and Average Sales Price

North Sugar Valley Field
At December 31, 2011, we own interests in three producing wells, all of which are located in Matagorda County, Texas.  At December 31, 2010, we owned the same interest in the three wells. The following table summarizes our productive oil and gas wells as of December 31, 2011.  Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional working interests owned in the gross wells.

Producing	2011	2010
Gross wells	3.00	3.00
Net wells	1.98	1.98

For the period from October 1, 2010 (the date we acquired the North Sugar Valley Field interests), through December 31, 2010, our net oil production sold from our oil and gas properties was 1,388 barrels with an average sales price and cost of production of $82.43 and $48.03 per barrel, respectively.  We have not incurred any capital expenditures on our oil and gas properties since their acquisition and we did not drill any exploratory or development wells on the property during the years ended December 31, 2011 or 2010.

	2011	2010
Barrels Sold	5,031	1,388
Average Annual Sales Price per Barrel	$93.04	$82.59
Cost of Production per Barrel	$53.82	$49.13

The following schedule sets forth the capitalized costs relating to oil and gas producing activities as of the year ended December 31, 2011:

Proved oil and gas properties and related equipment	$1,181,098
Asset retirement cost	35,179
Accumulated depletion and impairment	(493,186)
Net capitalized costs	$723,091

Guijarral Hills Field Exploitation Project

At December 31, 2011 we own an interest in one exploratory well in Fresno County, California. At December 31, 2010, we did not own any interest in a non-producing well. The following table summarizes our productive oil and gas wells as of December 31, 2011.  Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional working interests owned in the gross wells.

Exploratory	2011	2010
Gross wells	1.00	-
Net wells	0.25	-

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

Modification Agreement
Solimar purchased 25% of the 100% working interest in the GH 76-33 Well (modifying the Farmout Agreement which provided for Blast to hold 50% of the 100% working interest), and Blast agreed to participate on all go-forward costs associated with the Guijarral Hills project on a heads up 25% of 100% basis (governed by the JOA) in exchange for $311,872 of unpaid drilling costs.

The Farmout Agreement and subsequent participation in the Solimar Energy 76-33 well is reported in the balance sheet under “Unproved oil and gas properties, not subject to amortization.”

Office Space.  In October 2011 our month-to-month sublease agreement for approximately 2,000 feet of office space expired as our landlord was relocating elsewhere in Houston. Rather than incur the higher cost and liability of a stand-alone lease elsewhere, we elected to have our remaining employees work from their home offices and set up a post office box to receive the mail for the Company.

Equipment Storage. As of December 31, 2011, our primary equipment consisted of the AFJ rig and support vehicles, which are currently stored at a location in Spring, Texas.  With the exception of some mechanical repairs needed to repair the AFJ rig, we believe that our facilities and equipment are in good operating condition and that they are adequate for their present use.

Item 3. Legal Proceedings.

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million which has been received to date, including $2 million ($1.44 million net of associated legal fees) which was received in September 2011.

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

Item 4. Mine Safety Disclosures.

None

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the OTCBB under the symbol “BESV”.  On February 23, 2011, the Company was automatically delisted from the OTCBB due to the failure of a market maker to quote the Company’s common stock on the OTCBB for the time period required under FINRA rules and regulations and began trading on the OTC Pink market (i.e., the OTCQB).  The Company took steps to remedy the matter and was requoted on the OTCBB on March 11, 2011. As of March 31, 2012 there were approximately 315 holders of record of the common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street name”.  Our common stock trades on a limited, sporadic and volatile basis.

The table below shows the high and low per-share bid information for our common stock for the periods as indicated as reported by the OTCBB.

	PRICE RANGES
QUARTER ENDED	HIGH	LOW

December 31, 2011	$0.06	$0.01
September 30, 2011	$0.09	$0.03
June 30, 2011	$0.20	$0.03
March 31, 2011	$0.20	$0.02

December 31, 2010	$0.07	$0.06
September 30, 2010	$0.06	$0.06
June 30, 2010	$0.06	$0.06
March 31, 2010	$0.09	$0.08

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

Series A Convertible Preferred Stock

In connection with the approval of the Plan, the Bankruptcy Court and the Board of Directors approved a change in domicile from California to Texas and the authorization of twenty million shares of Preferred Stock, eight million shares of which were designated as Series A Convertible Preferred Stock, of which six million shares are currently outstanding.

The six million shares of Series A Preferred Stock accrue interest at the rate of 8% per annum, in arrears for each month that the Series A Preferred Stock is outstanding.  Blast has the right to repay any or all of the accrued dividends at any time by providing the holders of the Series A Preferred Stock at least five days written notice of its intention to repay such dividends.

Additionally, the Series A Preferred Stock (and any accrued and unpaid dividends) has optional conversion rights, which provide the holders of the Series A Preferred Stock the right, at any time, to convert the Series A Preferred Stock into shares of Blast’s common stock at a conversion price of $0.20 per share. In addition, the Series A Preferred Stock automatically converts at the same rate if Blast’s common stock trades for a period of more than twenty (20) consecutive trading days at a price greater than $3.00 per share and the average trading volume of Blast’s common stock exceeds 50,000 shares per day. The Series A Preferred Stock shareholders have the right to vote the number of shares of voting common stock that the Series A Preferred Stock is then convertible into.

Series B Preferred Stock

As additional security for the repayment of the lending arrangement closed subsequent to the year end 2010 and described in Part I above, and pursuant to a Stock Purchase Agreement, Blast sold to the Lender one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Lender to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2011, with respect to our compensation plans under which common stock is authorized for issuance. We grant options to officers, directors, employees and consultants under our 2009 Stock Incentive Plan. We believe that the exercise price for all of the options set forth below reflects at least 100% of the fair market value on the dates of grant for the options at issue.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders	2,850,000	$0.12	5,000,000
Equity compensation plans not approved by stockholders	2,358,792	$0.61	0
Total	5,208,792	$0.34	5,000,000

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

Pursuant to the Incentive Plan, the Board of Directors (or a committee thereof) has the ability to award grants of incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan to the Company’s employees, officers, directors and consultants.  The number of securities issuable pursuant to the Incentive Plan is initially 5,000,000, provided that the number of shares available for issuance under the Incentive Plan will be increased on the first day of each Fiscal Year (as defined below) beginning with the Company’s 2011 Fiscal Year, in an amount equal to the greater of (i) 2,000,000 shares; or (ii) three percent (3%) of the number of issued and outstanding shares of the Company on the first day of such Fiscal Year.  The Company’s “Fiscal Year” shall be defined as the twelve month accounting period which the Company has designated for its public accounting purposes, which shall initially be the period from January 1 to December 31, and shall thereafter be such Fiscal Year as the Company shall adopt from time to time. As of December 31, 2011, 2,000,000 shares had been granted from this plan.  Effective January 1, 2011, the number of shares available under the Incentive Plan increased by 2,000,000 shares, and effective January 1, 2012, the number of shares available under the Incentive Plan increased by an additional 2,000,000 shares pursuant to the provisions of the plan described above.

Recent Sales of Unregistered Securities

The Note Purchase Agreement with the Lender (described above), provided that if the Test Well failed to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Lender a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant was subsequently granted in October 2011. The Warrant has a term of two years, and provides for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission. The Warrant further contained various anti-dilution protections and had an exercise price equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date.

On October 7, 2011, Blast and the Lender amended the Warrant in exchange for certain mutual promises and covenants and for consideration of $30,000 paid by the Lender to Blast. The amendments included that the exercise price shall thereafter be $0.01 per share, and may be further reduced with the previous anti-dilutive protective provisions, but in no event shall it be greater than $0.01 per share, unless certain events occur, including the merger of Blast with an operating company (a “Merger Event”). Further, in the event a Merger Event occurs, the Lender has waived its price-based anti-dilution protection (if Blast sells its securities lower than the exercise price of the warrants) and anti-dilution protection for compensatory issuances (in amounts in excess of 7,000,000 shares of common stock). In April 2012, the warrant agreement was further amended to provide that the lowest exercise price of the warrant is $0.01 per share.

On May 18, 2011, the Company amended the Placement Agent Agreement to eliminate the provision for the contingent grant of a 10% net revenue interest in oil and gas properties in exchange for the issuance of 400,000 fully vested warrants with a term of two years and an exercise price of $0.01 per share. The Company recorded $44,528 as share-based compensation for the issuance of the warrants.

On December 22, 2011, the Company granted warrants to purchase 1,200,000 shares of restricted Common Stock to Trident Partners Ltd (or its assigns)(“Trident”), in connection with capital raising services rendered in February 2011 and December 2011, under that certain Placement Agreement with Trident dated November 15, 2010.  The warrants are exercisable for $0.01 and have a one (1) year term.

Under the Debt Conversion Agreements (described above), the Company agreed to convert the following debt obligations into common stock at a conversion rate of $0.02 per share:  Director Roger P. (Pat) Herbert, Director Donald Boyd, and former Director Michael L. Peterson, shall each convert $60,000, $60,000 and $48,000, respectively, of accrued and unpaid Board of Directors fees, into 3,000,000, 3,000,000 and 2,400,000 shares of common stock, respectively.  Further, Director Roger P. (Pat) Herbert, Director Donald Boyd, and former Director Michael L. Peterson, shall each convert $2,050 ($6,150 total) of loans made to the Company, which are currently due and outstanding, into 102,500 shares (307,500 total) of common stock of the Company, respectively.  John MacDonald (the Company’s Chief Financial Officer), and Andrew Wilson (a non-executive officer of the Company)  shall each convert $72,159, and $153,800, respectively, of outstanding accrued pay and vacation into 3,607,950 and 7,690,000 shares, respectively, of common stock of the Company.  Finally, Trident will convert approximately $116,990 in accrued finders’ fees into an aggregate of approximately 5,849,500 shares of common stock.  Each of the conversions will occur on the Conversion Date (defined above), subject to the Termination Rights (described above).

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

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from the sale of crude oil and down hole services. Revenue from crude oil sales is recognized when the crude oil is delivered to the purchaser and collectability is reasonably assured. Revenue from services is recognized when the service is delivered or completed and collection is reasonable assured.  If collection is uncertain, revenue is recognized when cash is collected.  We recognize reimbursements received from third parties for out-of-pocket expenses incurred as service revenues and account for out-of-pocket expenses as direct costs.

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

The Company estimates volatility by considering the historical stock volatility. The Company has opted to use the simplified method for estimating expected term, which is generally equal to the midpoint between the vesting period and the contractual term.

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

Comparison of Year Ended December 31, 2011 with the Year Ended December 31, 2010

Oil and Gas Properties.  Oil and Gas Properties revenues were $447,000 for the year ended December 31, 2011 compared to $109,000 for the year ended December 31, 2010. Lease operating costs for Oil and Gas Properties were $271,000 for the year ended December 31, 2011 compared to $68,000 for the year ended December 2010, an increase of $203,000 from the prior period.  Impairment expense of $1,640,489 was recognized primarily as a result of the unsuccessful well drilled in the Guijarral Hills Field Exploitation project. The operating loss from Oil and Gas Properties for the year ended December 31, 2011 was $3.1 million compared to an operating loss of $1.5 million for the year ended December 2010. The increase in revenues was mainly the result of the fact that oil and gas operations in 2010 represented only three months of activity as the Company’s oil and gas properties were purchased with an effective date of October 1, 2010.

Down-hole Solutions.  Down-hole Solutions revenues were $-0- for the years ended December 31, 2011 and 2010.  Cost of sales for Down-hole Solutions decreased $603,000 to $70,000 for the year ended December 31, 2011, compared to $673,000 for the year ended December 31, 2010. The operating loss from Down-hole Solutions decreased by $603,000, to a loss of $70,000 for the year ended December 31, 2011, compared to a loss of $673,000 for the year ended December 31, 2010. The higher operating loss in 2010 was primarily due to a one-time impairment to the market value of the AFJ rig in 2010 after unsuccessfully attempting to drill laterals on several wells in 2009, partially offset by lower expenses associated with the suspension of field testing of this technology.   The loss in 2011 was primarily a result of depreciation expense related to Down-hole Solutions property and equipment.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expense increased by $705,000 to $1,469,000 for the year ended December 31, 2011, compared to $764,000 for the year ended December 31, 2010.  The following table details the major components of SG&A expense over the periods:

	In thousands
	2011	2010	Increase/ (Decrease)
Payroll and related costs	$365	$261	$104
Option and warrant expense	643	47	596
Legal fees and settlements	57	79	(22)
Consulting and professional fees	264	236	28
Insurance	75	80	(5)
Travel & entertainment	14	21	(7)
Office rent, communications and miscellaneous	51	40	11
	$1,469	$764	$705

The increase is primarily due to stock compensation expenses associated with warrants granted in 2011, an increase in payroll, and increased professional fees offset by a reduction in insurance costs associated with the cessation of activities, reduced legal expenses and reduced overhead related expenses all attributed to the reduction in general and administrative expenses. The main reason for the increase in expenses was due to increased professional service fees, payroll, selling expenses and corporate reporting expenses.

Depreciation - services. Depreciation expense decreased by $74,000 to $61,000 for the year ended December 31, 2011 compared to $135,000 for the year ended December 31, 2010. This decrease is primarily related to the sale of surplus equipment no longer needed for AFJ operations.

Depletion, Amortization and impairment – oil and gas. Amortization costs of $78,000 for 2011 were the result of depletion on units of production basis for the full year compared to depletion of $22,000 for three months in 2010. Additionally, an impairment expense of $1,640,489 was recognized pursuant to the year-end full cost ceiling test for 2011 primarily as a result of the unsuccessful well drilled in the Guijarral Hills Field Exploitation project compared to an oil and gas impairment of $48,000 pursuant to the year-end full cost ceiling test for 2010.

Asset Impairment – services equipment.  There was no asset impairment on services equipment in 2011. During 2010, an asset impairment in the amount of $454,000 was taken on the carrying value of the AFJ rig which is currently being temporarily stored and is not in service. The rig was impaired based upon the estimated market price of similar oil field service equipment.

Interest Expense. Interest expense increased by $959,000 to $1,057,000 for the year ended December 31, 2011 compared to $98,000 for the year ended December 31, 2010. This increase is primarily related to the additional debt incurred in order to participate in the Solimar project in California and interest thereon.

Other Income. Other income was $1,400 for the year ended December 31, 2011 compared to $4,000 for the year ended December 31, 2010.

Loss From Continuing Operations. The loss from continuing operations increased by $2.5 million to $4.1 million for the year ended December 31, 2011 compared to a loss of $1.6 million for the year ended December 31, 2010.  This increase is primarily due to increased interest expense and administrative expenses.

Income (Loss) From Discontinued Operations. Loss from discontinued operations was $4,000 for the year ended December 31, 2011 compared to income from discontinued operations of $39,000 for the year ended December 31, 2010.

Net Loss.  Net loss was $4.1 million for the year ended December 31, 2011 compared to net loss of $1.5 million for the year ended December 31, 2010.

Liquidity and Capital Resources

We have no current commitment from our officers and directors or any of our shareholders to supplement our operations or provide us with financing in the future. Additionally, certain of our existing debt agreements may limit our ability to raise new funds through the issuance of new debt securities.  In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all. As of December 31, 2011, we had unrestricted cash of approximately $19,000.

Blast had total current assets of $66,000 as of December 31, 2011, including a cash balance of $19,000, compared to total current assets of $1,869,000 as of December 31, 2010, including a cash balance of $373,000. The decrease in current assets is primarily related to the $1,440,000 reduction in current portion of long-term receivable after receiving the final payment from Quicksilver in September 2011 which funds were used to pay down debt as follows:

•	$1,247,044 was applied against principal amounts due the Lender under the First Note;
•	$13,311 was applied against amounts due for accrued interest under the First and Second Notes; and
•	$149,645 was paid to the Lender for the Exit Fee of 12% discussed above and which has been treated as additional interest expense.

Blast had total assets as of December 31, 2011 of $1.9 million compared to total assets of $3.6 million as of December 31, 2010.  This decrease is primarily related to the impairment of unproven oil and gas properties along with the reduction in cash and the current portion of long-term receivable after receiving the final payment by Quicksilver in September 2011 which was used to pay down debt as described above.

Blast had total liabilities of $3.6 million as of December 31, 2011, including current liabilities of $2.5 million compared to total liabilities of $2.1 million as of December 31, 2010, including current liabilities of $1.0 million.  The increase in current liabilities is primarily related to the notes payable associated with the lending arrangement described above, which funds were used to invest in the Solimar project in California.

Blast had negative working capital of $2.4 million and a total stockholders’ deficit of $1.7 million as of December 31, 2011 compared to net working capital of $877,000 and total stockholders’ equity of $1.5 million as of December 31, 2010. The reduction in equity is related primarily to the net loss of $4.3 million incurred in 2011.

A secured $1.12 million note with Berg McAfee Companies, LLC ("BMC") remains outstanding as of December 31, 2011.  The note bears interest at eight-percent (8%) per annum, and contains an option to be convertible into shares of the Company’s common stock at the rate of one share of common stock for each $0.20 of the note outstanding. In January 2011, BMC agreed to revise and amend the terms of the note to extend the maturity date of such note from February 27, 2011, to February 27, 2013, to increase the amount of notice the Company is required to provide BMC in the event the Company desires to prepay the note from five (5) days to thirty (30) days), to subordinate the security for such note to the Company’s obligations due to and in connection with the drilling and completion of the Guijarral Hills development project, and to reduce the conversion rate for amounts outstanding under the Note from $0.20 per share  of the Company’s common stock to a rate of $0.08 per share.

In May 2011, Blast obtained a $100,000 loan from Clyde Berg, who is affiliated with BMC, the Company’s largest shareholder.  The loan bears interest at the rate of 25% per annum.  The loan is evidenced by a promissory note payable on May 18, 2012.  The loan is guaranteed by Eric McAfee, another affiliate of BMC. The proceeds from this loan will be used to partially cover the cost of testing operations on the Solimar 76-33 well.

On January 13, 2012, Blast entered into an Agreement and Plan of Reorganization with Blast Acquisition Corp., a newly formed wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”), pursuant to which MergerCo will be merged with and into PEDCO, with PEDCO being the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization.

In connection with the Merger Agreement, on January 13, 2012, the Company entered into a Debt Conversion Agreement (the “BMC Debt Conversion Agreement”) with BMC, and Clyde Berg (“Berg”).  The BMC Debt Conversion Agreement modifies the BMC and Berg Notes to provide that all principal and accrued interest under the BMC and Berg Notes shall be converted into shares of the Company's common stock (pre-Reverse Split) at a conversion price of Two Cents ($0.02) per share (the “Conversion”).  Pursuant to the BMC Debt Conversion Agreement, the Conversion shall take place, at such time as the Company shall provide the debt holders one (1) day’s prior notice of the Company’s intent to convert such debt, which shall not be more than five (5) business days prior to the record date of the Shareholder Meeting for voting on the Merger transaction (referenced above)(the “Conversion Date”).  The BMC Debt Conversion Agreement can be terminated by either party in the event the record date for the shareholder meeting has not occurred by June 1, 2012 (and the cause of such delay is not the result of the actions of the terminating party) or if the Board of Directors of the Company withdraws or materially modifies their recommendation of the Merger (the “Termination Rights”).

On February 24, 2011, Blast entered into a Note Purchase Agreement (the “Purchase Agreement”) and related agreements with the Lender to fund its Guijarral Hills project and to repay the Sun promissory note.  Pursuant to the Purchase Agreement, Blast agreed with the Lender to enter into Secured Promissory Notes in the aggregate principal amount of $2,522,111.  These funds were expected to be repaid from the net proceeds of the sale of crude oil and natural gas produced from the Guijarral Hills project. However, since the initial well drilled in this project did not yield any commercial quantities of oil or gas, we are unable to provide any assurance that funds will be adequate to repay this loan. The loan is evidenced by Notes which accrue interest at the rate of ten percent (10%) per annum, payable on the first day of each month beginning in March 2011.

In connection with the Merger, on January 13, 2012 the Company entered into the Amendment to Note Purchase Agreement (the “Note Purchase Amendment”), with the Lender.   The Note Purchase Amendment modified the Purchase Agreement primarily in order (i) to grant consent to the Merger Agreement, (ii) to waive, solely with respect to the Company post-Merger, certain loan covenants and restrictions as they relate to the assets of PEDCO and the operations of the Company post-Merger, (iii) to waive the Lender’s right of first refusal to provide additional funding to the Company; and (iv) to provide, effective upon the Effective Date of the Merger, for the conversion of up to 50% of the loan amounts outstanding to the Lender, into shares of the Company’s common stock at $0.75 per share on a post-Reverse Split basis at the option of Lender at any time after June 9, 2012, provided that the Company in its sole discretion may waive the 50% conversion limitation.  The conversion rights described above are subject to the Lender being prohibited from converting any portion of the outstanding notes which would cause it to beneficially own more than 4.99% of the Company’s then outstanding shares of common stock, subject to the Lender’s right to increase such limit up to 9.99% of the Company’s outstanding shares with 61 days prior written notice to the Company.

In connection with the Note Purchase Amendment, the Company further amended certain terms and conditions of the other documents previously entered into with the Lender and referenced and defined in the Note Purchase Amendment, including: the Security Agreement, the First Tranche Promissory Note, and the Second Tranche Promissory Note (individually each a “Promissory Note,” and collectively, the “Promissory Notes” or the “Notes”).  The Security Agreement was amended: (i) to grant consent to the Merger Agreement, and (ii) to waive, solely with respect to the Company post-Merger, certain covenants and restrictions on the Company’s collateral as they relate to the assets of PEDCO and the operations of the Company post-Merger, and (iii) to include a subsidiary guarantee with PEDCO (the “PEDCO Guarantee”), which shall be effective only after the consummation of the Merger.  Pursuant to the PEDCO Guarantee, which is to be entered into at the Effective Time of the Merger PEDCO agreed to guaranty the full and punctual payment and collection when due of the principal, interest and other related fees due under the Promissory Notes, provided that the Lender must first foreclose on any collateral securing the Promissory Notes, and use reasonable efforts to collect from the Company.

The Promissory Notes were amended to provide an extension of the maturity date of such Promissory Notes, which were due February 2, 2012, to: (i) thirty (30) days after the termination of the Merger Agreement, if the Merger Agreement is terminated before June 1, 2012, (ii) June 1, 2012, if the Effective Date of the Merger has not occurred by such date, (iii) August 2, 2012, or (iv) the date all obligations and indebtedness under such Promissory Notes are accelerated in accordance the terms and conditions of such Promissory Notes.  Furthermore, commencing February 2, 2012, the interest amount on the Promissory Notes was increased from 10% to 18% per annum, and the new interest rate includes both the principal amount and the Exit Fee payable below, and as further described under the Promissory Notes.  Lastly, the Exit Fee, which is 12% of the repayment amount, was increased by an aggregate of $30,000 for the Promissory Notes (the “Exit Fee”).

Since the execution of the Merger Agreement, PEDCO has advanced Blast approximately $280,336 to cover Blast’s operating and merger expenses and an additional $30,000 in the form of a deposit.  The Merger Agreement provides for an automatic adjustment in the reverse stock split ratio (and therefore a reduction in the percentage of shares to be retained by Blast shareholders in the merger) based on the total amount of unpaid advances at closing.  The parties currently anticipate that the total of such unpaid advances, at closing, will equal approximately $437,500, resulting in a reverse split ratio of one-for-110.  Our Board of Directors has previously determined not to move forward with the merger transaction and approval of the amended and restated certificate of formation in the event the total reverse split required to be effected pursuant to the terms of the merger (as summarized above) would be greater than 1:110. In the event the Merger Agreement is terminated, the amounts owed to PEDCO will be payable within ten days.

If the merger is not completed, we will not have sufficient cash available to repay the amounts owed to PEDCO and the Lender.  As such, we may be forced to curtail or abandon our operations, liquidate our assets (notwithstanding the fact that the lender holds a first priority security interest over substantially all of our assets), seek bankruptcy protection (if available) and/or cease filing reports with the SEC.  In such case, an investment in our Company will likely decline in value or become worthless and shareholders of our Company may lose their entire investment.

Cash Flows From Operating Activities. Blast had net cash used in operating activities of approximately $0.5 million for the year ended December 31, 2011 which was mainly due to $4.1 million of loss from continuing operations, partially offset by amortized debt discount and financing costs of $615,000, an increase in accrued interest and other expenses of $481,000, and non-cash option and warrant expense of $643,000.

Cash Flows from Investing Activities. Blast had net cash used in investing activities of $1.9 million for the year ended December 31, 2011 primarily related to the purchase of oil and gas properties.

Cash Flows from Financing Activities. Blast had net cash provided by financing activities of $547,000 for the year ended December 31, 2011, primarily related to funds raised in connection with the Purchase Agreement and the sale of the Secured Promissory Notes (described above) and funds received in connection with the final payment due pursuant to the Quicksilver lawsuit, offset by funds paid in connection with such Secured Promissory Notes.

Cash Flows from Discontinued Operating Activities.  Blast had net cash used in discontinued operations of $1,436,000 for the year ended December 31, 2011.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Interim President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The Executive Officers of the Company are elected by the Board of Directors and serve at the discretion of the board.  Our Executive Officers are as follows:

Name	Age	Position
Roger P. (Pat) Herbert	64	Interim President, CEO and Director
John A. MacDonald	52	Executive V.P., CFO and Secretary

Biographical information for our executive officers is set forth below:

Roger P. (Pat) Herbert, has served as a Blast director since June 2005 and currently serves as Chairman of the Board and interim President and CEO. He has worked in the energy services business for nearly 30 years. He is currently serving as a director and CEO for JDR Cable Systems (Holdings) Ltd – a position he has held since 2002, he also served as a board member and was Audit Committee Chairman for Scorpion Offshore Limited, a publicly-traded Norwegian drilling contractor until it was acquired by Seadrill Limited in May 2010.  Prior to that, he served as COO of Petris Technology for a year and before that he was the Chairman & CEO of GeoNet Energy Services, a company he founded in 2000. Prior to 2000 Mr. Herbert had worked with International Energy Services, Baker Hughes Inc. (NYSE:BHI) and Smith International, Inc., now part of the Schlumberger group.  Mr. Herbert received his MBA from Pepperdine University, his BSE from California State University-Northridge and is a registered professional engineer in the State of Texas.

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

Name	Age	Position
Roger P. (Pat) Herbert	64	Chairman of the Board
Donald E. Boyd	63	Director

Biographical information for our directors is set forth below:

Donald E. Boyd, age 63, is an experienced oil field professional who has assisted many internationally known companies with drilling and infield engineering issues throughout the world. Since 1998 he has provided consulting services to companies such as Exxon, Phillips Petroleum, Sun Oil and Texaco and most recently smaller independent operators, such as Exploration Inc., Jackson Exploration and Kindee Oil and Gas. In 2005, he co-founded Sun Resources Texas, Inc. and currently serves as President. Prior to January 2005 he served as the manager of all offshore operations for drilling and completion for the U.S. Department of the Interior, Oil & Gas Branch. While there he managed employees with various disciplines, engineers and geologists; certified all foreign offshore drilling units before they could drill in US waters; worked with the EPA to help write regulations regarding offshore environmental concerns; and, worked with the USSR Oil & Gas Department to help them refine their government  leasing programs to improve oil and gas secondary recovery. Prior to that, he worked as a drilling engineer for Global Marine and a drilling manager for Peter Bowen and Cal Pacific drilling companies.  Mr. Boyd received a Bachelor of Science in Petroleum Engineering from Cal State Long Beach in 1973.  Among the many awards and honors that Mr. Boyd has received are:  The Crosnick Foundation Scholarship for Petroleum Engineers; The Kellps Scholarship Award for Petroleum Engineering; and an Excellence Award from the U.S. Department of the Interior.

Director Qualifications:
Mr. Boyd has an extensive background in oil and gas drilling, evaluating prospects, acquiring and managing oil and gas properties. We believe the insights he has gained from these experiences will benefit Blast’s future plans to evaluate and acquire additional oil producing properties and that they qualify him to serve as a director for the Company.

Roger P. (Pat) Herbert’s biographical information is provided above under “Executive Officers.”

Director Qualifications:
Mr. Herbert has an extensive background in the oil field service industry and in managing successful business ventures. We believe the insights he has gained from these experiences in businesses similar to Blast’s qualifies him to serve as a director for the Company.

On December 22, 2011, Michael L. Peterson, interim Chief Executive Officer and President, member of the Board of Directors (the "Board"), and member of the Board's Compensation Committee, the Board's Nominating and Corporate Governance Committee, and the Board's Audit Committee, resigned those positions from the Company.  Mr. Peterson notified the Board that he was resigning from the Board and its committees and as an officer of the Company, effective immediately, because he wanted more time to devote to other opportunities within the oil and gas exploration industry. Mr. Peterson's decision to resign was not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Roger P. (Pat) Herbert, the current Chairman of the Board of Directors of Blast, was appointed by the Board as interim Chief Executive Officer and President, and the Board voted to reduce its membership from three seats to two seats, effective upon the resignation of Mr. Peterson.

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

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. Herbert. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time, due in part to the Company’s limited operations and resources.  Mr. Herbert possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Audit Committee

The audit committee of the Board of Directors (the “Board”) currently consists of Mr. Herbert and Mr. Boyd. The audit committee selects, on behalf of our Board, an independent public accounting firm to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management, and recommend to the Board whether the audited financials should be included in our Annual Reports to be filed with the SEC. The audit committee operates pursuant to a written charter, which was adopted in 2003. During the last fiscal year, the audit committee held four meetings.

While Mr. Herbert serves as interim CEO and President, he is not considered as an independent member of the Board. However, Mr. Boyd, as a non-employee director: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) did not participate in the preparation of our financial statements; and (3) is able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. The Board has determined that Mr. Herbert qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.

Compensation Committee

The compensation committee of the Board consists of Mr. Herbert and Mr. Boyd. The compensation Committee reviews and approves (1) the annual salaries and other compensation of our executive officers, and (2) individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices, and assists with the administration of our compensation plans. The compensation committee operates pursuant to a written charter, which was adopted in 2003.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of the Board currently consists of Mr. Herbert and Mr. Boyd. The nominating and corporate governance committee assists our Board of Directors in fulfilling its responsibilities by: identifying and approving individuals qualified to serve as members of our Board of Directors, selecting director nominees for our annual meetings of shareholders, evaluating the performance of our Board of Directors, and developing and recommending to our board of directors corporate governance guidelines and oversight procedures with respect to corporate governance and ethical conduct. This committee operates pursuant to a written charter adopted in 2003. During the last fiscal year, the Committee held one meeting.

The Board of Directors, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this filing.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Mr. Herbert and Mr. Boyd. None of the committee members has ever been an employee of Blast Energy Services, Inc. While Mr. Hebert serves as interim CEO and President, he is not considered as an independent member of the Board. None of our remaining executive officers serve as a member of the Board of Directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or compensation committee.

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

Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required Directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal years ended December 31, 2011, 2010 and 2009, and as of the date of this filing, except that:

(a)
Joseph Penbera, the Company’s former Director inadvertently did not timely file (i) a Form 3 reporting his beneficial ownership of the Company’s common stock after the Company became subject to Section 16(a) Exchange Act reporting requirements on July 14, 2009, which Form 3 was subsequently filed in September 2009, and (ii) a Form 4 relating to the acquisition of shares of common stock by Mr. Penbera in February 2011, which Form 4 was subsequently filed in May 2011;

(b)
John Block, the Company’s former Director inadvertently did not timely file a Form 3 reporting his beneficial ownership of the Company’s common stock after the Company became subject to Section 16(a) Exchange Act reporting requirements on July 14, 2009, which Form 3 was subsequently filed on July 29, 2009;

(c)
Donald E. Boyd, the Company’s Director inadvertently did not timely file a Form 3 reporting his  beneficial ownership of the Company’s common stock after the Company became subject to Section 16(a) Exchange Act reporting requirements on July 14, 2009, which Form 3 was subsequently filed on May 16, 2011;

(d)
John A. MacDonald, the Company’s Chief Financial Officer inadvertently did not timely file (i) a Form 3 reporting his beneficial ownership of the Company’s common stock after the Company became subject to Section 16(a) Exchange Act reporting requirements on July 14, 2009, which Form 3 was subsequently filed on July 29, 2009, and (ii) a Form 4 relating to the acquisition of stock options to purchase shares of common stock of the Company by Mr. MacDonald on February 1, 2011, which Form 4 was subsequently filed on May 4, 2011;

(e)
Roger P. (Pat) Herbert, the Company’s Chairman and Interim Chief Executive Officer inadvertently did not timely file (i) a Form 3 reporting his beneficial ownership of the Company’s common stock after the Company became subject to Section 16(a) Exchange Act reporting requirements on July 14, 2009, which Form 3 was subsequently filed on July 29, 2009, and (ii) a Form 4 relating to the acquisition of shares of common stock of the Company by Mr. Herbert on February 1, 2011, which Form 4 was subsequently filed on May 4, 2011;

(f)
Michael L. Peterson, the Company’s former Director and former Chief Executive Officer inadvertently did not timely file (i) a Form 3 reporting his beneficial ownership of the Company’s common stock after the Company became subject to Section 16(a) Exchange Act reporting requirements on July 14, 2009, which Form 3 was subsequently filed on August 5, 2009, and (ii) a Form 4 relating to the acquisition of shares of common stock of the Company and stock options to purchase shares of common stock of the Company by Mr. Peterson on February 1, 2011, which Form 4 was subsequently filed on May 4, 2011;

(g)
Eric A. McAfee, a greater than 5% shareholder of the Company inadvertently did not timely file (i) a Form 3 reporting his beneficial ownership of the Company’s common stock after the Company became subject to Section 16(a) Exchange Act reporting requirements on July 14, 2009, which Form 3 was subsequently filed on November 18, 2011, and (ii) a Form 4 relating to a change in the conversion price of a convertible promissory note beneficially owned by Mr. McAfee on January 13, 2012, which Form 4 was subsequently filed on February 17, 2012; and

(h)
Clyde Berg, a greater than 5% shareholder of the Company inadvertently did not timely file (i) a Form 3 reporting his beneficial ownership of the Company’s common stock after the Company became subject to Section 16(a) Exchange Act reporting requirements on July 14, 2009, which Form 3 was subsequently filed on November 21, 2011, and (ii) a Form 4 relating to a change in the conversion price of certain convertible promissory notes beneficially owned by Mr. Berg on January 13, 2012, which Form 4 was subsequently filed on February 17, 2012.

Audit Committee Report

The Audit Committee of the Board currently consists of Mr. Herbert and Mr. Boyd.

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

In this context, the Audit Committee has reviewed the Company’s audited financial statements for fiscal 2011 and has met and held discussions with management and GBH CPAs, PC, the Company’s independent auditors.  Management represented to the Audit Committee that the Company’s consolidated financial statements for fiscal 2011 were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee discussed the consolidated financial statements with the independent auditors. The Audit Committee also discussed with GBH CPAs, PC matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees).

GBH CPAs, PC also provided to the Audit Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with GBH CPAs, PC the accounting firm’s independence.

Based upon the Audit Committee’s discussion with management and GBH CPAs, PC, and the Audit Committee’s review of the representation of management and the report of GBH CPAs, PC to the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC.

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

Our executive compensation is designed to reward achievement of the Company’s corporate goals. In 2011, our corporate goals were primarily focused on growing the Company’s oil and gas production businesses and testing the AFJ process.

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

In February 2011, the Board of Directors awarded non-qualified options under the 2009 Stock Incentive Plan to certain named executives and non-executive members of the management team. The options vest immediately, have a ten year term and an exercise price of $0.09 per share and were awarded as follows:

Michael Peterson, Former Interim President and CEO	1,000,000
Andrew Wilson, Non-executive V.P. Business Development	700,000
John MacDonald, Chief Financial Officer	300,000

Compensation Committee Report

The members of the Compensation Committee are Roger P. (Pat) Herbert and Donald E. Boyd.

The Compensation Committee administers Blast’s 2003 Employee Stock Option Plan and 2009 Stock Incentive Plan; reviews compensation components to be provided to Blast’s officers, employees, and consultants; grants options to purchase common stock and restricted stock to Blast’s officers, employees, and consultants; and reviews and makes recommendations to the Board regarding all forms of compensation to be provided to the members of the Board. The Compensation Committee believes it has fulfilled its responsibilities under its charter for the fiscal year ended December 31, 2011.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) for the fiscal year ended December 31, 2011 with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Blast’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Submitted by the Compensation Committee of the Board of Blast Energy Services, Inc.

Roger P. (Pat) Herbert and Donald E. Boyd

Summary Compensation Table*

The following tables set forth certain information earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended December 31, 2011. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2011; (ii) were serving at fiscal year-end as our two most highly compensated executive officers, and (iii) up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end

Name and Principal Position	Year	Salary ($)		Option & Warrant Awards ($)1	All Other Compensation ($)		Total ($)
Roger P. (Pat) Herbert	2011	-		-	60,000	2	60,000
Interim President and CEOa	2010	-		-	60,000	3	60,000

Michael Peterson	2011	-		84,685	48,000	2	132,685
Former Interim President and CEOa	2010	-		-	48,000	3	48,000

John A. MacDonald	2011	112,500	4	25,405	-		137,905
CFO and Secretary	2010	100,000	5	-	-		100,000

Andrew G. Wilson	2011	138,542	6	59,280	-		197,822
Non-executive V.P. Business Development	2010	118,667	7	-	-		118,667

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

(2) Reflects 2011 board fees accrued and unpaid at December 31, 2011.

(3) Reflects 2011 board fees accrued and unpaid at December 31, 2011.

(4) Reflects salary paid in cash of $56,250 and $56,250 of salary accrued and unpaid at December 31, 2011.

(5) Reflects 2010 salary paid in cash during 2010.

(6) Reflects salary paid in cash of $51,042 and $56,250 of salary accrued and unpaid at December 31, 2011.

(7) Reflects salary paid in cash of $87,500 and $31,167 of salary accrued and unpaid at December 31, 2010.

(*) On December 22, 2011, Michael L. Peterson resigned as an officer and director of the Company and Roger P. (Pat) Herbert, the then current Chairman of the Board of Directors of Blast, was appointed by the Board as interim Chief Executive Officer and President.

Executive Employment Agreements

In February 2011, Mr. MacDonald’s employment contract expired pursuant to its terms provided that he continues to be employed by the Company on a month-to-month at-will basis.

In February 2011, Mr. Wilson’s employment contract expired pursuant to its terms provided that he continues to be employed by the Company on a month-to-month at-will basis.

2010 Grants of Plan Based Awards

There were no grants of options or warrants to the Named Executive Officers in 2010.

2011 Grants of Plan Based Awards

In February 2011, the Board of Directors awarded non-qualified options under the 2009 Stock Incentive Plan to certain named executives and non-executive members of the management team. The options vest immediately, have a ten year term and an exercise price of $0.09 per share and were awarded as follows:

Michael Peterson, Former Interim President and CEO	1,000,000
Andrew Wilson, Non-executive V.P. Business Development	700,000
John MacDonald, Chief Financial Officer	300,000

2011 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2011 for each of the Named Executive Officers.

	Warrant and Option Awards
Name	Number of Securities Underlying Unexercised Equity Awards (#) Exercisable		Number of Securities Underlying Unexercised Equity Awards (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael L. Peterson	150,000		-	$0.20	05/28/18
	1,000,000		-	$0.09	02/02/2021

John A. MacDonald	200,000	(1)	-	$0.20	05/15/13
	100,000		-	$0.40	03/14/15
	50,000		-	$0.80	12/31/15
	300,000		-	$0.09	02/02/2021
______________________

(1) Represents award of warrants.  All other equity awards represent options.

2011 Director Compensation

The following table presents summary information for the year ended December 31, 2011 regarding the compensation of the non-employee members of our Board of Directors. Mr. Peterson served as interim CEO and President and therefore cannot be considered a non-employee Board member for 2011.

	Fees Earned ($)(1)	Option Awards ($)(2)	Total ($)
Roger P. (Pat) Herbert	60,000	-	60,000
Donald E. Boyd	48,000	-	48,000
Michael L. Peterson(3)	48,000	84,685	132,685
 ____________________

(1)	Amounts in this column represent 2011 board compensation fees that were deferred at year end.

(2)	There were no grants of options or warrants to Board members in 2011, except for the options awarded to Mr. Peterson as compensation for his role as interim CEO and President.

(3)	Former director – resigned in December 2011.

Standard Compensation Arrangements

We reimburse our directors for travel and lodging expenses in connection with their attendance at Board and committee meetings. In summary, non-employee Board members receive the following fees:

Monthly Retainer	Amount
Board Chair	$2,500
Board Member	$2,500
Audit Committee Chair	$1,500
Compensation Committee Chair	$1,000
Nominating and Governance Committee Chair	$1,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2012, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of March 31, 2012, there were 71,425,905 shares of common stock issued and outstanding including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

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

Name and Address of Beneficial Owner1	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%
Laurus Master Fund Ltd.	8,995,089	(2)	11.38%
335 Madison Ave.
New York, New York 10017

Berg McAfee Companies LLC(3)	82,719,786	(4)	56.89%
2400 Stevens Creek Blvd., Suite 700
Cupertino, California 95014

McAfee Capital LLC(5)	9,580,000	(6)	12.14%
2400 Stevens Creek Blvd., Suite 700
Cupertino, California 95014

Eric A. McAfee	93,512,884	(7)	61.15%
2400 Stevens Creek Blvd., Suite 700
Cupertino, California 95014

Clyde Berg	98,657,686	(8)	62.09%
2400 Stevens Creek Blvd., Suite 700
Cupertino, California 95014

Officers and Directors:

Michael L. Peterson (former CEO and former Director) c/o Pacific Energy Development Corp. 4125 Blackhawk Plaza Circle, Suite 201A Danville, CA 94506	2,950,000	(9)	4.06%

John A. MacDonald	772,000	(10)	1.07%
Donald E. Boyd	1,855,500	(11)	2.60%
Roger P. (Pat) Herbert	2,146,500	(12)	3.00%
All directors and executive officers as a group (3 persons)	7,724,000	(13)	10.73%
_____________________

* Less than 1%

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is c/o Blast Energy Services, Inc., PO Box 710152, Houston, Texas 77271.

(2)
Consisting of (i) 1,350,000 shares of common stock and (ii) 7,645,089 shares of common stock underlying warrants.  Under the terms of the warrants, Laurus is prohibited from exercising the warrants in an amount which would cause it and its affiliates to beneficially own more than 4.99% of the common stock of Blast.

(3)	Berg McAfee Companies is controlled by Clyde Berg and Eric McAfee.

(4)
Consisting of (i) 8,733,436 shares of common stock held by Berg McAfee Companies LLC; and (ii) 73,986,350 shares of common stock issuable pursuant to the Debt Conversion Agreement in connection with the Merger Agreement with Pacific Energy Development Corp., which conversion is expected to occur within sixty days of this filing.

(5)	McAfee Capital is controlled by Eric McAfee. Eric McAfee is the Company’s former Vice-Chairman.

(6)	Consisting of (i) 2,080,000 shares of common stock and (ii) 7,500,000 shares of common stock issuable upon conversion of preferred stock at $.20 per share.

(7)
Consisting of: (i) 1,213,098 common shares held personally, including 90,000 shares held by members of Mr. McAfee’s household, which Mr. McAfee is deemed to beneficially own; (ii) 8,733,436 shares of common stock held by Berg McAfee Companies LLC and (iii) 73,986,350 shares of common stock issuable pursuant to the Debt Conversion Agreement in connection with the Merger Agreement with Pacific Energy Development Corp. which Mr. McAfee is deemed to beneficially own; (iv) 2,080,000 common shares of common stock held by McAfee Capital LLC, which Mr. McAfee is deemed to beneficially own; and (v) 7,500,000 common shares issuable upon conversion of the Convertible Preferred Stock, which Mr. McAfee is deemed to beneficially own.

(8)
Consisting of: (i) 2,455,000 common shares held personally, (ii) 8,733,436 shares of common stock held by Berg McAfee Companies LLC and (iii) 79,969,250 shares of common stock issuable pursuant to the Debt Conversion Agreements in connection with the Merger Agreement with Pacific Energy Development Corp., which Clyde Berg is deemed to beneficially own and (iv) 7,500,000 shares of common stock issuable upon conversion of preferred stock at $0.20 per share.

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

(11)	Consisting of 1,855,500 shares of common stock.

(12)	Consisting of (i) 1,972,500 shares of common stock and (ii) 174,000 shares of common stock underlying currently exercisable stock options.

(13)	Consisting of the holdings provided above in notes 9 through 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

On January 13, 2012, the Company entered into a Debt Conversion Agreement (the “BMC Debt Conversion Agreement”) with BMC and Clyde Berg, an individual (“Berg”).  The Company had previously entered into: (1) a Secured Promissory Note Agreement, dated February 27, 2008, as amended on January 5, 2011 with BMC in the aggregate principal amount of $1,120,000 (the "BMC Note"); and (2) a Promissory Note, dated May 19, 2011, with Berg in the aggregate principal amount of $100,000 (the "Berg Note" and collectively with the BMC Note, the “BMC and Berg Notes”).

The BMC Debt Conversion Agreement modifies the BMC and Berg Notes to provide that all principal and accrued interest under the BMC and Berg Notes shall be converted into shares of the Company's common stock (pre-Reverse Split) at a conversion price of Two Cents ($0.02) per share (the “Conversion”).  As of the date of this filing, the outstanding principal and accrued interest under the BMC and Berg Notes is approximately $1,613,198, which would convert into 80,659,905 shares of common stock.  Pursuant to the BMC Debt Conversion Agreement, the Conversion shall take place, at such time as the Company shall provide the debt holders one (1) day’s prior notice of the Company’s intent to convert such debt, which shall not be more than five (5) business days prior to the record date of the Shareholder Meeting for voting on the Merger transaction (referenced above)(the “Conversion Date”).  The BMC Debt Conversion Agreement can be terminated by either party in the event the record date for the shareholder meeting has not occurred by June 1, 2012 (and the cause of such delay is not the result of the actions of the terminating party) or if the Board of Directors of the Company withdraws or materially modifies their recommendation of the Merger (the “Termination Rights”). In connection with the BMC Debt Conversion Agreement, BMC also entered into a Voting Agreement with the Company and agreed to vote the Company capital stock held by it in favor of the Merger Agreement and the transactions contemplated thereby. The Voting Agreement terminates on the earlier of the termination of the Merger Agreement or, on June 1, 2012, if the Merger is not consummated by such date

McAfee Capital

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

On May 19, 2011, Blast entered into a $100,000 promissory note with Clyde Berg. The note carries a 25% interest rate, has a one-year term and Blast’s performance under the note is guaranteed by Eric McAfee, another affiliate of BMC.  The proceeds from this note were used to partially cover the cost of testing operations on the Solimar 76-33 well. As described above under “Berg McAfee Companies”, Berg has agreed to convert this note into shares of the Company’s common stock in connection with the merger.

In connection with the BMC Debt Conversion Agreement, Berg also entered into a Voting Agreement with the Company and agreed to vote the Company capital stock held by him in favor of the Merger Agreement and the transactions contemplated thereby. The Voting Agreement terminates on the earlier of the termination of the Merger Agreement or, on June 1, 2012, if the Merger is not consummated by such date

Eric McAfee

As a partner in BMC and McAfee Capital and in combination with his personal holdings, Mr. McAfee is the beneficial holder of more than 5% of the outstanding shares of common stock of Blast. Eric McAfee is the Company’s former Vice-Chairman.

Conversion of Deferred Board Fees

In February 2011, the Company issued 2,766,667 shares of restricted common stock to certain current and retired members of the Board of Directors (including 1,500,000 shares to Roger (Pat) Herbert, the Chairman of Blast, 1,000,000 shares to Michael L. Petersen, a former Director and former President, and 266,667 shares to Joseph J. Penbera, a former Director) in payment of deferred board fees accrued from October 2008. Fees were converted into shares based on the closing market price of the Company’s stock on February 2, 2011, or at $0.09 per share.

Award of Options to Management

In February 2011, the Board of Directors awarded non-qualified options under the 2009 Stock Incentive Plan to certain named executives and non-executive members of the management team. The options vest immediately, have a ten year term and an exercise price of $0.09 per share and were awarded as follows:

Michael Peterson, Former Interim President and CEO	1,000,000
Andrew Wilson, Non-executive V.P. Business Development	700,000
John MacDonald, Chief Financial Officer	300,000

The Company was advanced $2,050 from Michael Peterson, former Interim President and CEO and $2,050 each from Pat Herbert and Don Boyd, directors of the Company, for the purpose of paying the Company’s Director & Officers’ insurance premiums for the month of September 2011.  These advances are noninterest bearing, unsecured and are due on demand.

Officer and Director Debt Conversion Agreements

Under Debt Conversion Agreements entered into in January 2012, the Company agreed to convert the following debt obligations into common stock at a conversion rate of $0.02 per share:  Director Roger P. (Pat) Herbert, Director Donald Boyd, and former Director Michael L. Peterson, shall each convert $60,000, $60,000 and $48,000, respectively, of accrued and unpaid Board of Directors fees, into 3,000,000, 3,000,000 and 2,400,000 shares of common stock, respectively.  Further, Director Roger P. (Pat) Herbert, Director Donald Boyd, and former Director Michael L. Peterson, shall each convert $2,050 ($6,150 total) of loans made to the Company, which are currently due and outstanding, into 102,500 shares (307,500 total) of common stock of the Company, respectively.  John MacDonald (the Company’s Chief Financial Officer), and Andrew Wilson (a non-executive officer of the Company)  shall each convert $72,159, and $153,800, respectively, of outstanding accrued pay and vacation into 3,607,950 and 7,690,000 shares, respectively, of common stock of the Company.  Each of the conversions shall take place, at such time as the Company shall provide the debt holders one (1) day’s prior notice of the Company’s intent to convert such debt, which shall not be more than five (5) business days prior to the record date of the Shareholder Meeting for voting on the Merger transaction (referenced above)(the “Conversion Date”).  The debt conversion agreements can be terminated in the event the record date for the shareholder meeting has not occurred by June 1, 2012 (and the cause of such delay is not the result of the actions of the terminating party) or if the Board of Directors of the Company withdraws or materially modifies their recommendation of the Merger.

Michael Peterson Connections to PEDCO

Michael L. Peterson served on our Board of Directors from May 2008 until December 2011.  He also served as interim President and CEO from June 2009 until December 2011.  In September 2011, Mr. Peterson entered into a consulting agreement with PEDCO to serve as PEDCO’s Executive Vice President.  In February 2012, Mr. Peterson entered into an employment agreement with PEDCO to serve as PEDCO’s Executive Vice President.  Mr. Peterson beneficially owns 6% of PEDCO’s outstanding common stock, and will own 5.8% of the outstanding stock of Blast after the merger with PEDCO.

Director Independence
Director	Independent	Audit Committee	Nominating & Corporate Governance Committee
Donald E. Boyd	X	X	X
Roger P. (Pat) Herbert		X	X

While Mr. Herbert serves as interim CEO and President, he is not considered an independent member of the Board.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by GBH CPAs, PC for the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2010.

	2011	2010
GBH CPAs, PC:
Audit fees(1)	$27,250	$59,350
Other non-audit fees(2)	-	-
Tax related fees(3)	-	-

Total	$27,250	$59,350

(1)
Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2010 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Other fees include professional services for review of various filings and issuance of consents.

(3)	Tax fees include professional services relating to preparation of the annual tax return.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)      Financial Statements

2.	Financial Statement Schedules

The required information is included in the Consolidated Financial Statements or Notes thereto.

3.	List of Exhibits

Exhibit Number	Description

1.1	Second Amendment to Warrant Filed December 27, 2011 with the SEC, Form 8-K

1.2*	Third Amendment to Warrant dated April 10, 2012

2.1	Agreement and Plan of Reorganization, dated April 24, 2003, as amended June 30, 2003; Filed July 18, 2003 with the SEC, Report on Form 8-K

2.2	Articles of Merger (California and Texas) Filed on April 7, 2008 with the SEC, Form 10-KSB

2.3	Modification Agreement with Solimar Energy LLC
Filed December 27, 2011 with the SEC, Form 8-K

2.4	Placement Agent Warrant Agreement with Trident Partners Ltd.
Filed December 27, 2011 with the SEC, Form 8-K

2.5	Modification , dated December 22, 2011 Filed December 27, 2011 with the SEC, Form 8-K

2.6	Placement Agent Warrant Agreement, dated December 22, 2011 Filed December 27, 2011 with the SEC, Form 8-K

2.7	Agreement and Plan of Reorganization, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

3.1	Certificate of Formation Texas Filed March 6, 2008 with the SEC, Form 8-K

3.2	Certificate of Designation of Series A Preferred Stock Filed March 6, 2008 with the SEC, Form 8-K

3.3	Amended and Restated Certificate of Designation of Series A Preferred Stock Filed January 13, 2011 with the SEC, Form 8-K

3.4	Certificate of Designation of Blast’s Series B Preferred Stock Filed March 2, 2011 with the SEC, Form 8-K

3.5	Bylaws of Blast Energy Services, Inc., Texas Filed March 6, 2008 with the SEC, Form 8-K

3.6	Form of Amended and Restated Certificate of Formation and Designation Filed January 20, 2012 with the SEC, Form 8-K

3.7	Form of Articles of Merger (Nevada) Filed January 20, 2012 with the SEC, Form 8-K

4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.3	2003 Stock Option Plan Filed November 20, 2003 with the SEC, Form 10-QSB

4.4	Blast Energy Services, Inc. 2009 Stock Incentive Plan Filed August 14, 2009 with the SEC, Form 10Q
10.1	Second Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

10.2	First Amended Plan of Reorganization Filed March 6, 2008 with the SEC, Form 8-K

10.3	Subscription Agreement and Related Exhibits with Clyde Berg Filed March 6, 2008 with the SEC, Form 8-K

10.4	Subscription Agreement and Related Exhibits with McAfee Capital, LLC Filed March 6, 2008 with the SEC, Form 8-K

10.5	Laurus Master Fund, Ltd. $2.1 million Security Agreement Filed March 6, 2008 with the SEC, Form 8-K

10.6	Berg McAfee Companies $1.12 million Note Filed March 6, 2008 with the SEC, Form 8-K

10.7	Settlement Agreement Filed on May 14, 2007 with the SEC, Form 8-K

10.8	Eagle Domestic Drilling Operations LLC and Hallwood Energy, LP and Hallwood Petroleum LLC Settlement Agreement Filed on April 7, 2008 with the SEC, Form 10-KSB

10.9	Employment Agreement with John O’Keefe Filed on November 13, 2008 with the SEC, Form 10-Q

10.10	Employment Agreement with John MacDonald Filed on November 13, 2008 with the SEC, Form 10-Q

10.11	Settlement Agreement Filed on February 9, 2010 with the SEC, Form 8-K

10.12	Letter of Intent to acquire Sugar Valley Interest Filed on May 3, 2010 with the SEC, Form 8-K

10.13	Agreement to Purchase Sugar Valley Interest Filed on September 23, 2010 with the SEC, Form 8-K

10.14	Promissory Note with Sun Resources Texas, Inc. Filed on September 23, 2010 with the SEC, Form 8-K

10.15	Letter of Intent to Farm in to Guijarral Hills Extension Exploitation Project Filed on November 2, 2010 with the SEC, Form 8-K

10.16	Asset Purchase Agreement with GlobaLogix, Inc. Filed on January 5, 2011 with the SEC, Form 8-K

10.17	Amendment No. 1 to 2008 Promissory Note with Berg McAfee Companies, LLC Filed on January 13, 2011 with the SEC, Form 8-K

10.18	Amendment No. 1 to 2008 Promissory Note with BMC Filed January 13, 2011 with the SEC, Form 8-K

10.19	Note Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.20	Senior Secured Promissory Note (First Tranche) Filed March 2, 2011 with the SEC, Form 8-K

10.21	Senior Secured Promissory Note (Second Tranche) Filed April 4, 2011 with the SEC, Form 10-K

10.22	Guaranty Filed March 2, 2011 with the SEC, Form 8-K

10.23	Security Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.24	Stock Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.25	Royalty Payment Letter Filed March 2, 2011 with the SEC, Form 8-K

10.26	Subordination and Intercreditor Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.27	Placement Agent Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.28	Amendment to Placement Agency Agreement
Filed August 22, 2011 with the SEC, Form 10-Q

10.29	Second Amendment to Placement Agency Agreement
Filed August 22, 2011 with the SEC, Form 10-Q

10.30	Warrant to Purchase Shares of Common Stock
Filed November 14, 2011 with the SEC, Form 10-Q

10.31	First Amendment to Warrant
Filed November 14, 2011 with the SEC, Form 10-Q

10.32	Second Amendment to the Warrant Agreement, dated December 16, 2011 Filed December 27, 2011 with the SEC, Form 8-K

10.33	Form of Voting Agreement Filed January 20, 2012 with the SEC, Form 8-K

10.34	BMC Debt Conversion Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.35	Form of Debt Conversion Agreement Filed on March 5, 2008 with the SEC, Form 8-K

10.36	Amendment to the Note Purchase Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.37	Amendment to the First Tranche Promissory Note, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.38	Amendment to the Second Tranche Promissory Note, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.39	Amendment to the Security Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.40	PEDCO Guarantee Agreement Filed January 20, 2012 with the SEC, Form 8-K

21.1*	Subsidiaries

23.1*	Consent of Mire & Associates Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

SIGNATURES

BLAST ENERGY SERVICES, INC.

By:	/s/ Roger P. (Pat) Herbert
Roger P. (Pat) Herbert Interim President and Principal Executive Officer
April 16, 2012

By:	/s/ John A. MacDonald
John MacDonald Chief Financial Officer and Principal Accounting Officer

Date:	April 16, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ROGER P. (PAT) HERBERT	Interim President and	April 16, 2012
Roger P. (Pat) Herbert	Principal Executive Officer and Director

/s/ JOHN A. MACDONALD	Chief Financial Officer and	April 16, 2012
John A. MacDonald	Principal Accounting Officer

/s/ DONALD E. BOYD	Director	April 16, 2012
Donald E. Boyd

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blast Energy Services, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Blast Energy Services, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010.  These consolidated financial statements are the responsibility of Blast Energy Services, Inc.’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  Blast is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Blast’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blast Energy Services, Inc. as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Blast Energy Services, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Blast incurred a loss from continuing operations for the year ended December 31, 2011 and has an accumulated deficit at December 31, 2011 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 16, 2012
BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$19,428	$373,470
Accounts receivable, net	16,507	19,466
Prepaid expenses and other current assets	30,472	36,203
Current portion of long-term receivable	-	1,440,000
Total current assets	66,407	1,869,139

Oil and gas properties - full cost method
Proved oil and gas properties	1,216,277	1,191,488
Unproved oil and gas properties	696,178	-
Less: accumulated depletion	(493,186)	(69,432)
Total oil and gas properties	1,419,269	1,122,056

Equipment, net	396,754	470,776
Option on oil and gas properties	-	100,000
Assets from discontinued operation - held for sale	-	65,626
Total assets	$1,882,430	$3,627,597

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$84,196	$29,575
Accrued expenses	632,349	447,173
Accrued expenses - related parties	367,763	255,397
Note payable - related parties	106,150	-
Notes payable, net of discount of $11,944 and $14,028, respectively	1,272,731	260,372
Total current liabilities	2,463,189	992,517

Long-term liabilities:
Notes payable - related party	1,120,000	1,120,000
Asset retirement obligations	44,160	10,862
Total liabilities	3,627,349	2,123,379

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A Preferred Stock, $.001 par value, 20,000,000 shares
authorized, 6,000,000 shares issued and outstanding	6,000	6,000
Series B Preferred Stock, $.001 par value, 1 share authorized
1 and 0 share issued and outstanding, respectively	-	-
Common Stock, $.001 par value, 180,000,000 shares authorized;
71,425,905 shares and 67,909,238 shares issued and	71,426	67,909
outstanding, respectively
Additional paid-in capital	76,389,124	75,492,738
Accumulated deficit	(78,211,469)	(74,062,429)
Total stockholders' equity (deficit)	(1,744,919)	1,504,218
Total liabilities and stockholders' equity (deficit)	$1,882,430	$3,627,597

The accompanying notes are an integral part of these consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
Revenues	$446,526	$109,443

Cost of revenues
Services	8,069	83,025
Lease operating costs	270,746	68,216
Total cost of revenues	278,815	151,241

Operating expenses:
Selling, general and administrative expense	1,469,061	763,508
Depreciation, depletion and amortization	147,591	205,343
Impairment loss	1,640,489	454,082
Total operating expenses	3,257,141	1,422,933

Operating loss	(3,089,430)	(1,464,731)

Other income (expense):
Other income	1,407	3,938
Interest expense	(1,057,331)	(97,860)
Total other expense	(1,055,924)	(93,922)

Loss from continuing operations	(4,145,354)	(1,558,653)
Income (loss) from discontinued operations	(3,686)	38,695
Net loss	(4,149,040)	(1,519,958)

Preferred dividends	(240,000)	(240,000)
Net loss attributable to common shareholders	$(4,389,040)	$(1,759,958)

Net loss per common share - Basic :
Continuing operations	$(0.06)	$(0.02)
Discontinued operations	(0.00)	(0.00)
Total	$(0.06)	$(0.02)

Net loss per common share - Diluted :
Continuing operations	$(0.06)	$(0.02)
Discontinued operations	(0.00)	(0.00)
Total	$(0.06)	$(0.02)

Weighted average common shares outstanding:
Basic	71,059,786	63,572,000
Diluted	71,059,786	63,572,000

The accompanying notes are an integral part of these consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2011 and 2010

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balances at December 31, 2009	6,000,000	$6,000	-	$-	61,819,904	$61,820	$75,136,853	$(72,542,471)	$2,662,202

Shares issued for:
- Acquisition of oil and gas properties	-	-	-	-	6,000,000	6,000	294,000	-	300,000
- Services	-	-	-	-	89,334	89	14,711	-	14,800
Option expense	-	-	-	-	-	-	9,140	-	9,140
Warrant expense	-	-	-	-	-	-	38,034	-	38,034
Net loss	-	-	-	-	-	-	-	(1,519,958)	(1,519,958)

Balances at December 31, 2010	6,000,000	6,000	-	-	67,909,238	67,909	75,492,738	(74,062,429)	1,504,218

Shares issued for:
- Provisions of collateral for a note payable	-	-	1	-	-	-	100	-	100
- Payables	-	-	-	-	2,766,667	2,767	246,233	-	249,000
- Exercise of warrants	-	-	-	-	750,000	750	6,750	-	7,500
Option expense	-	-	-	-	-	-	172,147	-	172,147
Warrant expense	-	-	-	-	-	-	471,156	-	471,156
Net loss	-	-	-	-	-	-	-	(4,149,040)	(4,149,040)

Balances at December 31, 2011	6,000,000	$6,000	1	$-	71,425,905	$71,426	$76,389,124	$(78,211,469)	$(1,744,919)

 The accompanying notes are an integral part of these consolidated financial statements.

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(4,149,040)	$(1,519,958)
(Income) loss from discontinued operations	3,686	(38,695)
Loss from continuing operations	(4,145,354)	(1,558,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization - oil and gas	147,591	205,343
Amoritization of discount and financing costs	615,009	4,873
Impairment loss	1,640,489	454,082
Stock-based compensation	643,303	47,174
Gain on disposal of equipment	(2,485)	(3,337)
Changes in:
Accounts receivable	68,586	11,884
Prepaid expenses and other current assets	90,156	81,521
Accounts payable	54,621	(5,346)
Accrued expenses	112,366	166,201
Accrued expense – related parties	314,186	89,600
Deferred revenue	-	(1,890)
Net cash used in operating activities	(461,532)	(508,548)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	15,100	45,000
Cash paid for oil and gas properties	(1,890,489)	(700,000)
Net cash used in investing activities	(1,875,389)	(655,000)

Cash Flows From Financing Activities:
Payments on short-term debt	(1,662,469)	(125,221)
Borrowings on short-term debt, net of financing costs	2,095,384	-
Borrowings on short-term debt - related parties	106,150	-
Proceeds from warrants exercised	7,500	-
Net cash provided by (used in) financing activities	546,565	(125,221)

Net cash provided by discontinued operating activities	1,436,314	1,401,075

Net change in cash	(354,042)	112,306
Cash at beginning of period	373,470	261,164
Cash at end of period	$19,428	$373,470

Cash paid for:
Interest	$176,436	$3,386
Income taxes	-	-

Non-cash investing and financing transactions:
Note payable issued to finance issuance	$63,633	$80,239
Shares issued for accrued expenses	249,000	14,800
Oil and gas properties exchanged in settlement of payable	311,872	-
Shares issued for acquisition of oil and gas properties	-	300,000
Note payable issued for acquisition of oil and gas properties	-	281,098
Asset retirement obligation assumed	-	10,390

The accompanying notes are an integral part of these consolidated financial statements.

BLAST ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS OVERVIEW AND SUMMARY OF ACCOUNTING POLICIES

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

As a part of this shift in strategy, in September 2010, with an effective date of October 1, 2010, Blast closed on the acquisition of oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas, and in October 2010, Blast entered into a Letter of Intent with Solimar Energy LLC as described in Note 4 below.  Blast also determined that the Satellite Services business was no longer a crucial part of Blast’s future and steps were taken to divest this business unit further discussed in Note 16.

On January 13, 2012, the Company entered into an Agreement and Plan of Reorganization with Blast Acquisition Corp., a newly formed wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”), pursuant to which MergerCo will be merged with and into PEDCO, with PEDCO being the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization.  See Note 16.

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

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from the sale of crude oil and down hole services. Revenue from crude oil sales is recognized when the crude oil is delivered to the purchaser and collectability is reasonably assured. Revenue from services is recognized when the service is delivered or completed and collection is reasonable assured.  If collection is uncertain, revenue is recognized when cash is collected.  We recognize reimbursements received from third parties for out-of-pocket expenses incurred as service revenues and account for out-of-pocket expenses as direct costs.

Cash Equivalents.  Blast considers all highly liquid investments with original maturities of three months or less cash equivalents.

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable, but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2011 and 2010, Blast determined that no allowance for doubtful accounts was required.  During the year ended December 31, 2011, Blast recognized bad debt expense of $3,686 related to a dated receivable balance from its discontinued satellite business determined to be uncollectible.

Equipment.  Equipment is stated at cost less accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred.  Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 10 years.

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

Ceiling Test.  In applying the full cost method, Blast performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is compared to the “estimated present value” of its proved reserves, discounted at a 10% interest rate of future net revenues based on current operating conditions at the end of the period and the average, first day of the month price received for oil and gas production over the preceding 12 month period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  As of December 31, 2011, the application of the ceiling test resulted in a charge of $1,640,489 to impairment expense.

Impairment of Long-Lived Assets.  Blast reviews the carrying value of its long-lived assets (other than oil and gas properties, which are subject to a quarterly ceiling test impairment analysis) annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  Blast assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition.  If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value.  In 2011, the Company evaluated the carrying value of its unproved oil and gas properties following the drilling of an unsuccessful well at the Guijarral Hills Field Exploitation Project in Fresno County, California. Based upon this analysis, unproved properties in the amount of $1,640,000 was recorded to the full cost pool subject to amortization and evaluated in conjunction with the ceiling test. During 2010, the Company evaluated the carrying value of the AFJ rig utilized in our down-hole solutions segment and, based upon our analysis, recorded an impairment of approximately $454,000 to reduce the carrying value to its estimated fair value. During 2011, we re-evaluated the carrying value of the AFJ rig and, based upon our analysis, no additional impairment was warranted.

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

The components of the change in the Company’s asset retirement obligations during 2011 and 2010 are shown below:

	2011	2010
Asset retirement obligations, January 1	$10,862	$10,390
Change in estimate	24,789	-
Accretion expense	8,509	472
Asset retirement obligations, December 31	$44,160	$10,862

The Company had no asset retirement obligations prior to the acquisition of oil and gas properties from Sun Resources Texas more fully discussed in Note 4.

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

The Company estimates volatility by considering the historical stock volatility. The Company has opted to use the simplified method for estimating expected term, which is generally equal to the midpoint between the vesting period and the contractual term.

Earnings or Loss per Share.  Basic earnings per share equal net earnings or loss divided by weighted average shares outstanding during the period.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the years ended December 31, 2011 and 2010 and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. At December 31, 2011 and 2010, all outstanding options, warrants and convertible securities had exercise prices or conversion rates that were in excess of Blast’s common share price at the end of the period.

Recently Issued Accounting Pronouncements.  There were various accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on Blast’s financial position, operations or cash flows.

Subsequent Events.  We evaluated all transactions from December 31, 2011 through the financial statement issuance date for the subsequent event disclosure.

NOTE 2 – GOING CONCERN

Blast had a cash balance of approximately $19,000, current assets of approximately $66,000 and stockholders’ deficit of approximately $1.7 million as of December 31, 2011. Blast had a loss from continuing operations of approximately $4.1 million for the year ended December 31, 2011 and an accumulated deficit at December 31, 2011 of approximately $78.2 million. The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create substantial doubt as to Blast’s ability to continue as a going concern. Management is trying to grow the existing business but may need to raise additional capital through sales of common stock or convertible instruments, as well as financing from third parties.

NOTE 3 – EQUIPMENT

Equipment consists of the following as of December 31, 2011 and 2010:

Description	Lives	December 31, 2011	December 31, 2010
Computer equipment	3 years	$7,987	$14,188
Tractor	4 years	15,518	36,975
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	712,133	712,133
Equipment		740,422	768,080
Less: accumulated depreciation		(343,670)	(297,304)
Equipment, net		$396,752	$470,776

During 2010, we evaluated the carrying value of the AFJ rig utilized in our down-hole solutions segment and which has been temporarily idled pending sufficient funding to resolve certain mechanical issues and, based upon our analysis, recorded an impairment of approximately $454,000 to reduce the carrying value to the estimated fair value of approximately $450,000. During 2011, we re-evaluated the carrying value of the AFJ rig and, based upon our analysis, no additional impairment was warranted.

NOTE 4 – OIL AND GAS PROPERTIES

Guijarral Hills Exploitation Project

In October 2010, Blast entered into a letter of intent with Solimar Energy LLC (“Solimar”), which provides Blast the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California. Solimar is a wholly-owned subsidiary of Solimar Energy Limited, a publicly-traded company on the Australia Stock Exchange based in Melbourne, Australia.  Pursuant to the letter of intent, Blast paid Solimar a non-refundable fee of $100,000, which initially was capitalized in the accompanying balance sheet under the caption Option on oil and gas properties, in return for the exclusive right for a period of 90 days to execute a definitive agreement. Upon execution of the farmout agreement in 2011, the deposit was reclassified to unproved properties.

In February 2011, Blast entered into a farmout agreement with Solimar, whereby Blast will participate in the Guijarral Hills project on a promoted basis of 66-2/3 percent (%) of the costs to drill and complete the initial planned exploratory well. After the drilling of the initial well, Blast will earn a 50% working interest, with net revenue interest of 38% in the entire project’s acreage position and will be required to contribute on an equal heads up basis (i.e., 50% of all costs) on any additional wells that may be drilled in the project.

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

On December 22, 2011, the Company entered into a Modification Agreement ("Modification Agreement") with Solimar.  The Modification Agreement amended certain existing agreements, including the Guijarral Hills Farmout Agreement and the related Guijarral Hills Joint Operating Agreement ("JOA") with Solimar, which provided Blast the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California.

Modification Agreement.  Solimar purchased 25% of the 100% working interest in the GH 76-33 Well (modifying the Farmout Agreement which provided for Blast to hold 50% of the 100% working interest), and Blast agreed to participate on all go-forward costs associated with the Guijarral Hills project on a heads up 25% of 100% basis (governed by the JOA) in exchange for $311,872 of unpaid drilling costs.

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

Under the terms of the agreement, Blast paid $1.2 million in a combination of cash, common stock and the issuance of a promissory note payable for Sun’s approximately 65% working interest (net revenue interest of approximately 50%) in three wells in the Field currently producing from the Gravier Sand formation.

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

Purchase price:
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

Blast funded the initial cash portion of this acquisition from a portion of the $1.4 million in funds, net of attorney’s fees, received from Quicksilver Resources in connection with the Compromise Settlement and Release Agreement entered into with Quicksilver in September 2008 as described in Note 13.

In February 2011, the promissory note was paid in full from proceeds of a lending arrangement described in Note 7 below. For the year ended December 31, 2011, Blast recognized the balance of the unamortized discount of $11,944 as interest expense.

Unaudited Pro forma Information

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of the Sugar Valley oil and gas assets had occurred on January 1, 2010:

For the year ended
December 31, 2010
Revenues	$457,443
Net loss	(1,609,360)
Net loss per share – basic and diluted	$(0.02)
Weighted average shares outstanding	6,572,000

NOTE 5 - FAIR VALUE MEASUREMENTS

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

As required by ASC 820, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by ASC 820 pricing levels as of December 31, 2011:

Fair Value Measurement

	Level 1	Level 2	Level 3	Total
Proved Properties	$-	$-	$787,108	$787,108
AFJ Rig	-	-	450,000	450,000
Total	$-	$-	$1,237,108	$1,237,108

NOTE 6 – ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Director fees (related parties)	$281,500	$374,500
Accrued payroll	225,959	66,212
Professional fees	119,990	-
Other	4,900	6,461
Total	$632,349	$447,173

NOTE 7 – NOTES PAYABLE – RELATED PARTIES AND OTHER

Related Party Transactions

Related Party Advances

The Company was advanced $2,050 from Michael Peterson, former Interim President and CEO and $2,050 each from Pat Herbert and Don Boyd, directors of the Company, for the purpose of paying the Company’s Director & Officers’ insurance premiums in the month of September 2011.  These advances are noninterest bearing, unsecured and are due on demand.

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

Interest payable under this note (reflected as Accrued expenses – related parties in the accompanying balance sheet) is $15,548 at December 31, 2011.

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

Interest payable under this note (reflected as Accrued expenses – related parties in the accompanying balance sheet) is $344,997 at December 31, 2011.

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

In February 2011, this note was paid in full from proceeds of a lending arrangement described below. For the twelve months ended December 31, 2011, Blast recognized the balance of the unamortized discount at the time of repayment of $14,028 as interest expense.

Lending Arrangement

On February 24, 2011 (the “Closing”), Blast entered into a Note Purchase Agreement (the “Purchase Agreement”) and related agreements (as described below) with the Lender to fund its Guijarral Hills project and to repay the Sun promissory note.  Pursuant to the Purchase Agreement, Blast agreed with the Lender to enter into Secured Promissory Notes in the aggregate principal amount of $2,522,111 (the “Notes”), with a Senior Secured Promissory Note in the amount of $2,111,111 (the “First Note”) delivered to the Lender at the Closing and a second Note delivered in April 2011 in the amount of $411,000.

Pursuant to the Purchase Agreement, Blast agreed to undertake certain requirements and to certain restrictions while the Notes are outstanding. These requirements and restrictions, among other things, include:

•	to continue to file reports with the Securities and Exchange Commission (the “Commission”);
•	not pay any dividends, make any distributions or redeem any securities;
•	not permit any liens on any of its assets (other than those already approved by the Lender) or incur any additional liabilities (unless subordinated to amounts owed to the Lender);
•	not enter into any merger, sale or acquisition agreements; and,
•
maintain a minimum cash bank balance of $100,000, with some flexibility as it relates to funding costs for the initial well be drilled as part of the Guijarral Hills Exploitation Project (the “Test Well”).  This minimum cash balance is shown as restricted cash in the accompanying balance sheet at December 31, 2010. This amount was returned to the lender in 2011 and applied toward accrued interest, repayment penalty and principle.

Additionally, Blast granted the Lender a right of first refusal to provide Blast with additional funding on such terms and conditions as Blast may receive from third parties, until the later of (a) one year from the date that the Notes are repaid in full; or (b) such time as Blast ceases paying a Royalty to the Lender pursuant to the Royalty Agreement (described below).

Blast also agreed that if the Test Well fails to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Lender a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant will have a term of two years, and provide for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission.  The Warrant will also contain certain anti-dilution provisions and will have an exercise price, in the event it is granted, equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date. The Warrant was granted in October 2011. In April 2012, the warrant agreement was further amended to provide that the lowest exercise price of the warrant is $0.01 per share. As a result of this warrant issuance and under the terms of the finder fee agreement with Trident Partners, they have earned 1,200,000 warrants under the same terms.

First Note

Blast delivered to the Lender the First Note in the amount of $2,111,111 at the Closing. Blast paid an original issue discount to the Lender on the First Note of 10%, or $211,111 (the “Original Issue Discount”).  The First Note accrues interest at the rate of ten percent (10%) per annum, with interest only payments due on the first day of each month beginning in March 2011. The terms of this note were amended in February 2012. See Note 16 for details.  Blast also agreed to pay the Lender an exit fee at such time as the First Note is paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”). However, this Exit Fee will be waived by the Lender if the Test Well achieves an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production.

The proceeds from the First Note were used by Blast (i) to repay in full the remaining indebtedness of $250,000 owed to Sun under the then outstanding promissory note described above; (ii) to fund Blast’s portion of the Test Well under the terms of the Farmout Agreement; and (iii) to pay fees and expenses incurred in connection with the Closing, including the payment of the Original Issue Discount and reimbursement of legal fees incurred by the Lender in connection with the Closing.

Blast incurred $381,506 in legal and finders’ fees associated with the lending arrangement, which has been recorded as deferred financing costs to be amortized over the term of the First Note.  Net proceeds to Blast after the original issue discount, reimbursement of the lender’s legal fees and Blast’s own expenses were approximately $1.6 million with an effective interest rate of approximately 36%.

Second Note

Blast delivered the Lender the Second Note in the amount of $411,000 on April 5, 2011. Blast paid an original issue discount to the Lender on the Second Note of 10% or $41,100. The terms of this note was amended in February 2012. See Note 16 for details. The Second Note has substantially similar terms to the First Note.  The proceeds from the Second Note were used by Blast to fund Blast’s portion of the completion and testing costs of the Test Well under the terms of the Farmout Agreement.

Guaranty and Security Agreement

The repayment of the amounts loaned to Blast by the Lender under the First Note and the Second Note (the “Loans”) was guaranteed by Blast’s wholly-owned subsidiaries Eagle Domestic Drilling Operations LLC (“Eagle”) and Blast AFJ, Inc. (“Blast AFJ”).  Additionally, Blast, Eagle and Blast AFJ each entered into a Security Agreement in favor of the Lender, pursuant to which such parties provided the Lender a first prior security interest in all of their tangible and intangible assets, including equipment, intellectual property and personal and real property as collateral to secure the repayment of the Loans (the “Security Agreement”).  Additionally, Berg McAfee Companies, LLC (“Berg McAfee”) agreed, pursuant to its entry into a Subordination and Intercreditor Agreement with Blast, to subordinate the repayment of the $1.12 million principal amount of the Secured Promissory Note owed by Blast to Berg McAfee to the repayment of the Loans and the Lender’s security interest granted pursuant to the Security Agreement.

Stock Purchase Agreement

As additional security for the repayment of the Loans, and pursuant to a Stock Purchase Agreement, Blast sold the Lender one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Lender to consent to and approve Blast’s or any of its subsidiaries’ entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors.  Blast assigned no value to this Series B Preferred Share.

Royalty Payment Letter

As additional consideration for the Lender agreeing to make the Loans, Blast agreed pursuant to a Royalty Payment Letter (the “Royalty Payment Letter”), to pay the Lender 30% of all amounts earned (the “Royalty”) by Blast under the Test Well; provided however, that should the Test Well achieve an initial production average equal to or greater than 400 barrels of oil equivalent per day for the period commencing on the first day on which the Test Well is at full production and ending on the 30th day thereafter Blast’s obligation under the Royalty Payment Letter is limited to 30% of Blast’s earnings on only 400,000 gross barrels of production, from such wells (which may or may not include the Test Well) as Blast may determine in its sole discretion. Amounts earned by Blast in connection with the Test Well are deemed to include, without limitation, amounts earned from the sale, assignment, transfer or other disposition by Blast of any interest in the Test Well. Blast did not assign any value to the 30% royalty assigned to the Lender due to the lack of proved reserves associated with the Guijarral Hills Test Well and uncertainty around its ultimate commercial viability.

First and Second Note Interest

As of December 31, 2011, Blast had paid interest in the amount of $174,826.

Principal Payment

During the twelve months ended December 31, 2011, using a portion of the proceeds from the $1.4 million in funds received from Quicksilver Resources as discussed further in Note 13, Blast paid a total of $1,520,597 to the Lender, which was allocated as follows:

•	$1,330,293 was applied against principal amounts due the Lender under the First Note;
•	$23,937 was applied against amounts due for accrued interest under the First and Second Notes;
•	$6,732 was paid for past due interest expense; and
•
$159,635 was paid to the Lender for the Exit Fee of 12% discussed above and which has been treated as additional interest expense for the twelve months ended December 31, 2011 in the accompanying financial statements.

During the year ended December 31, 2011, Blast also recognized:

•	Interest expense of $240,267 was recorded by the Company related to the accretion of the debt discount applicable to the First and Second Notes.
•	Interest expense of $360,714 was recorded for the amortization of the deferred financing costs related to the First and Second Notes .

NOTE 8 - INCOME TAXES

As of December 31, 2011, Blast had accumulated net operating losses, and therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $30,039,172 at December 31, 2011, and will begin expiring in the years 2019 through 2028.

At December 31, 2011 and 2010, the deferred tax assets consisted of the following:

	2011	2010
Deferred tax assets
Net operating losses	$10,213,318	$9,088,293
Less: valuation allowance	(10,213,318)	(9,088,293)
Net deferred tax asset	$-	$-

The change in the valuation allowance for the years ended December 31, 2011 and 2010 totaled approximately $1,125,025 and $517,481, respectively.

The utilization of some or all of Blast's net operating losses could be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 9 – COMMITMENTS

Placement Agreement

In November 2010, Blast entered into a non-exclusive Placement Agent Agreement with Trident Partners Ltd. (“Trident” and the “Placement Agreement”). Pursuant to the Placement Agreement, Trident agreed to assist Blast in raising capital in a private offering.  In consideration for such assistance, Blast agreed to grant to certain principals of Trident fully vested warrants, exercisable for one year from the date of the agreement, to purchase up to 750,000 shares of Blast’s common stock at an exercise price of $0.01 per share.  As of December 31, 2011, the principals of Trident exercised these warrants and have been issued 750,000 shares of restricted common stock for cash proceeds of $7,500.

Additionally, Blast agreed to provide Trident a cash fee of 10% of the proceeds received from the sale of any equity or equity-linked securities to any party introduced by Trident (each an “Investor”); warrants to purchase shares of common stock equal to 10% of the total number of shares of common stock sold or granted in connection with any funding (on similar terms as the Placement Warrants); and Blast agreed to grant Trident a net revenue interest equal to 10% of any revenue interest provided to any Investors in any closing (the “Placement Fees”).  The requirement to pay the Placement Fees in connection with any subsequent investment by an Investor continues in effect for 12 months following the expiration of the Placement Agreement on or about February 15, 2011. To date, Trident has been paid $100,000.  At December 31, 2011 Blast owes a cash fee to Trident of $119,990.

On May 18, 2011, the Company amended the Placement Agent Agreement to eliminate the provision for the contingent grant of a 10% net revenue interest in oil and gas properties in exchange for the issuance of 400,000 fully vested warrants with a term of two years and an exercise price of $0.01 per share. The Company recorded $44,528 as share-based compensation for the issuance of the warrants.

On December 22, 2011, the Company granted additional fully vested warrants to purchase 1,200,000 shares of restricted common stock to Trident in connection with capital raising services rendered in February 2011 and December 2011. The warrants are exercisable for one penny ($0.01) per share of common stock and have a one (1) year term. The Company recorded $9,406 as share-based compensation for the issuance of the warrants.

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

The Series A Preferred Stock (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to pay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to pay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with Blast’s litigation proceedings with Hallwood and Quicksilver in excess of $4 million, Blast is required to pay outstanding dividends within thirty (30) days in cash or stock at the holder’s option.  If the dividends are not paid within thirty (30) days of the date the Cash Settlement is received, a “Dividend Default” occurs. The shares of Series A Preferred Stock shall have the same voting rights as those accruing to the Common Stock and shall vote based upon the number of underlying shares of Common Stock that the holder owns at the effective date of the vote. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive, prior and in preference to any Distribution of any of the assets of the Company to the holders of the Common Stock by reason of their ownership of such stock.

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

In October 2008, Blast redeemed two million shares of Blast’s Series A Preferred Stock held by Clyde Berg and McAfee Capital, LLC at face value of $0.50 per share (the then conversion price of the preferred shares) and paid $1 million to redeem the Preferred shares.  In connection with the redemption, Blast cancelled one million Series A Preferred shares each held by Clyde Berg and McAfee Capital, LLC.  Accordingly, 6,000,000 preferred shares remain outstanding at December 31, 2011.

As of December 31, 2010, the aggregate and per share arrearages on the outstanding Preferred Stock were $733,151, and $0.12 respectively, which includes dividends in arrearage of $50,630 related to the 2,000,000 preferred shares that were redeemed in October 2008.

As of December 31, 2011, the aggregate and per share arrearages on the outstanding Preferred Stock were $973,151, and $0.16 respectively, which includes dividends in arrearage of $50,630 related to the 2,000,000 preferred shares that were redeemed in October 2008.

Warrants issued with Series A Preferred Stock

Blast also granted warrants to the Preferred Stockholders to purchase up to 2 million shares of common stock at an exercise price of $0.10 per share.  These warrants had a three-year term and expired without being exercised in February 2011. The relative fair value of the warrants determined utilizing the Black-Scholes model was approximately $446,000 on the date of grant.  The significant assumptions used in the valuation were: the exercise price of $0.10; the market value of Blast’s common stock on the date of issuance of $0.29; expected volatility of 131%; risk free interest rate of 2.25%; and a term of three years.  Management has evaluated the terms of the Convertible Preferred Stock and the grant of warrants in accordance with ASC 470, and concluded that there was not a beneficial conversion feature at the date of grant.

Series B Preferred Stock

As additional security for the repayment of the Note sold to the Lender, as described above, and pursuant to a Stock Purchase Agreement in 2011, Blast sold the Lender one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Lender to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors. The Shares of Series B Preferred Stock shall have the same voting rights as those accruing to the Common Stock and shall have the right to vote one share of Series B Preferred Stock for each Share held by the holders of Series B Preferred Stock, on all matters which come before a vote of the Common Stock holders. The holder of the Share shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders, before any payment or distribution shall be made on the Common Stock of the Company or on any other class of stock ranking junior to the Series B Preferred Stock upon liquidation.

NOTE 11 – COMMON STOCK

During 2011, Blast issued 3,516,667 shares of common stock as follows:

•
750,000 shares of restricted common stock to Trident Partners in connection with the exercise of warrants originally issued in November 2010 under the terms of a placement agreement between the Company and Trident.  Blast received cash proceeds of $7,500 related to this exercise.

•
2,766,667 shares of restricted common stock valued at $249,000 to certain current and retired members of the board of directors in payment of deferred board fees accrued from October 2008. Fees were converted into shares at $0.09 per share, the closing market price of the Company’s stock on February 2, 2011.

During 2010, Blast issued 6,089,334 shares of common stock as follows:

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

NOTE 12 – STOCK OPTIONS AND WARRANTS

2003 Stock Option Plan

The 2003 Stock Option Plan was replaced by the 2009 Stock Incentive Plan.  The number of securities originally grantable pursuant to the plan 2003 Stock Option Plan was 8 million shares.  Any options granted pursuant to the 2003 Stock Option Plan remain in effect. Effective April 1, 2009 grants of shares were made from the 2009 Stock Incentive Plan described below.

Blast’s 2009 Stock Incentive Plan

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

Pursuant to the Incentive Plan, the Board of Directors (or a committee thereof) has the ability to award grants of incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan to the Company’s employees, officers, directors and consultants.  The number of securities issuable pursuant to the Incentive Plan is initially 5 million, provided that the number of shares available for issuance under the Incentive Plan will be increased on the first day of each Fiscal Year (as defined below) beginning with the Company’s 2011 Fiscal Year, in an amount equal to the greater of (i) 2 million shares; or (ii) three percent (3%) of the number of issued and outstanding shares of the Company on the first day of such Fiscal Year.  The Company’s “Fiscal Year” shall be defined as the twelve month accounting period which the Company has designated for its public accounting purposes, which shall initially be the period from January 1 to December 31, and shall thereafter be such Fiscal Year as the Company shall adopt from time to time.  As of December 31, 2011, 2 million shares have been granted under this plan. Effective January 1, 2011, the number of shares available under the Incentive Plan increased by 2,000,000 shares, and effective January 1, 2012, the number of shares available under the Incentive Plan increased by an additional 2,000,000 shares pursuant to the provisions of the plan described above.

Options

During 2010, no options were granted by the Company.

In February 2011, options to purchase an aggregate of 2 million shares were granted to certain named executives and non-executive members of the management team at an exercise price of $0.09 per share.  The options have a 10 year term and vested immediately upon the date of grant.  A fair value of $169,369 was recorded using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the options issued during the twelve month period ended December 31, 2011 include (1) discount rate of 3.52%, (2) expected term of 5 years, (3) expected volatility of 369.75%; and (4) zero expected dividends.

During the years ended December 31, 2011 and 2010, the Company recognized share-based compensation expense of $172,147 and $9,140, respectively. The remaining amount of unamortized options expense at December 31, 2011 and 2010 was $0 and $2,778, respectively.  The intrinsic value of outstanding as well as exercisable options at December 31, 2011 and 2010 was $0 and $0, respectively.

Activities in options during the years ended December 31, 2011 and 2010 and related balances December 31, 2011 and 2010 are reflected below:

	Number of Shares	Weighted Average Excercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at December 31, 2009	2,970,292	$0.60	5.40
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited and cancelled	(611,500)	0.61

Outstanding at December 31, 2010	2,358,792	0.61	4.10
Granted	2,000,000	0.09
Exercised	-	-
Expired	-	-
Forfeited and cancelled	-	-

Outstanding at December 31, 2011	4,358,792	$0.37	5.80

Exercisable at December 31, 2011	4,358,792	$0.37	5.80

Summary of options outstanding and exercisable as of December 31, 2011 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable

$0.09	9.1	2,000,000	2,000,000
0.10	1.2 - 1.3	754,792	754,792
0.20	6.4	300,000	300,000
0.38	3.4	12,000	12,000
0.40	3.2 – 3.6	120,000	120,000
0.61	4.4	12,000	12,000
0.80	4.0	660,000	660,000
0.90	2.6	420,000	420,000
4.28	2.1	80,000	80,000
		4,358,792	4,358,792

Summary of options outstanding and exercisable as of December 31, 2010 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable

$0.10	2.3	754,792	754,792
0.20	7.4	300,000	283,333
0.38	4.4	12,000	12,000
0.40	4.3	120,000	120,000
0.61	5.4	12,000	12,000
0.80	5.0	660,000	660,000
0.90	3.6	420,000	420,000
4.28	3.1	80,000	80,000
		2,358,792	2,342,125

Warrants

Blast grants warrants to non-employees from time to time.  The board of directors has discretion as to the terms under which the warrants are granted.  All warrants vest immediately unless specifically noted in the warrant agreements

In November 2010, Blast granted warrants to purchase 750,000 shares of its common stock in connection with the placement agreement.  The fair value of $38,034 was recorded as stock compensation expense for the year ended December 31, 2010 and the warrants were valued using the Black-Scholes option pricing model.  Variables used in  the Black-Scholes option pricing model for the 750,000 warrants include: (1) discount rate of 0.27%, (2) expected term of 1 year, (3) expected volatility of 166.03% and (4) zero expected dividends.  The warrants vested immediately, have an exercise price of $0.01 per share and are exercisable for a period of one year from the grant date.

In February 2011, 2,000,000 warrants with an exercise price of $0.10 per share expired without being exercised.

On February 24, 2011, Blast and a third party lender (the “Lender”) entered into that certain Note Purchase Agreement  which provided that if the Test Well fails to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Lender a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant was subsequently granted in October 2011. The Warrant has a term of two years, and provides for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission. The Warrant further contained various anti-dilution protections and had an exercise price equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date. In April 2012, the warrant agreement was further amended to provide that in no event shall any anti-dilutive provisions reduce the Warrant Price below $0.01 per share. A fair value of $417,147 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 0.09%, (2) expected term of one year, (3) expected volatility of 209.65% and (4) zero expected dividends.

On May 18, 2011, Blast agreed with Trident Partners to amend their placement agreement as it pertains to Trident’s 10% share of the royalty offered to the Lender introduced to Blast by Trident. In lieu of a share in the royalty interest and as consideration for entering into the amendment, Blast agreed to grant to certain principals of Trident fully vested warrants, exercisable for two years to purchase up to 400,000 shares of Blast’s common stock at an exercise price of $0.01 per share.  A fair value of $44,528 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the 400,000 warrants include: (1) discount rate of 0.18%, (2) expected term of 1 years, (3) expected volatility of 171.18% and (4) zero expected dividends.

On October 7, 2011, Blast and the Lender amended the Warrant in exchange for certain mutual promises and covenants and for consideration of $30,000 paid by the Lender to Blast. The amendments included that the exercise price shall thereafter be $0.01 per share, and may be further reduced with the previous anti-dilutive protective provisions, but in no event shall it be greater than $0.01 per share, unless certain events occur, including the merger of Blast with an operating company (a “Merger Event”). Further, in the event a Merger Event occurs, the Lender has waived its price-based anti-dilution protection (if Blast sells its securities lower than the exercise price of the warrants) and anti-dilution protection for compensatory issuances (in amounts in excess of 7,000,000 shares of Common Stock). In April 2012, the warrant agreement was further amended to provide that in no event shall any anti-dilutive provision reduce the Warrant Price below $0.01 per share.

On December 16, 2011, the First Amendment was further amended to include that the $30,000 payment by Lender was the waiver of an outstanding mandatory prepayment obligation by the Company to the Lender and that the Company shall pay the Lender an additional $30,000 fee at the maturity date of the Company's $2,522,111 secured notes with the Lender, currently due in February 24, 2012.

On December 19, 2011, the Company granted warrants to purchase 1,200,000 shares of restricted Common Stock to Trident Partners Ltd (or its assigns), in connection with its services rendered in February 2011 and December 2011, under that certain Placement Agreement with Trident Partners Ltd, dated November 15, 2010.  The warrants vested immediately, have an exercise price of $0.01 per share and are exercisable for a period of one year from the grant date. A fair value of $9,406 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 0.24%, (2) expected term of 1 year, (3) expected volatility of 247.22% and (4) zero expected dividends.

During the years ended December 31, 2011 and 2010, the Company recognized share-based compensation expense of $471,156 and $38,034, respectively. The remaining amount of unamortized warrant expense at December 31, 2011 was $0 and $0, respectively.  The intrinsic value of outstanding as well as exercisable warrants at December 31, 2011 was $0 and $130,805, respectively.

Activities in warrants during the years ended December 31, 2011 and 2010 and related balances outstanding as of December 31, 2011 and 2010 are reflected below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at December 31, 2009	12,245,089	$0.08	3.10
Granted	750,000	0.01
Exercised	-	-
Expired	-	-
Forfeited and cancelled	(750,000)	0.45

Outstanding at December 31, 2010	12,245,089	0.81	2.06

Granted	13,600,000	0.01
Exercised	(750,000)	0.01
Expired	(2,000,000)	0.10
Forfeited and cancelled

Outstanding at December 31, 2011	23,095,089	$0.43	1.70

Exercisable at December 31, 2011	23,095,089	$0.43	1.70

Summary of warrants outstanding and exercisable as of December 31, 2011 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable

$0.01	1.0 - 1.9	15,155,089	15,155,089
0.10	0.6	250,000	250,000
0.20	1.4	850,000	850,000
1.00	1.1	750,000	750,000
1.44	1.7	6,090,000	6,090,000
		23,095,089	23,095,089

NOTE 13 – CONTINGENCIES

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million which has been received to date, including $2 million ($1.44 million net of associated legal fees) which was received in September 2011.

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

NOTE 14 – BUSINESS SEGMENTS

As of December 31, 2011, Blast has two reportable segments: (1) Oil and Gas Producing Properties and (2) Down-hole Solutions.  A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment:

	For the Years Ended December 31,
	2011	2010
Revenues:
Oil and Gas Production	$446,526	$109,443
Down-hole Solutions	-	-
Total Revenue	$446,526	$109,443

Cost of revenues and operating expenses:
Oil and Gas Production (1)	$1,997,320	$138,119
Down-hole Solutions (2)	69,575	672,547
Corporate	1,469,061	763,508
Total cost of revenue and operating expenses	$3,535,956	$1,574,174

Operating loss
Oil and Gas Production	$(1,550,794)	$(28,676)
Down-hole Solutions	(69,575)	(672,547)
Corporate	(1,469,061)	(763,508)
Total operating loss	$(3,089,430)	$(1,464,731)

(1)  Includes $1,640,489 and $47,812 in impairment expenses pursuant to the full cost ceiling test for the years ended December 31, 2011 and 2010, respectively.
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

Net income (loss) from the discontinuance of satellite operations for years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Revenues	$-	$210,155

Cost of revenues	-	(221,460)

Operating expenses:
Selling, general and administrative	-
Bad debts expense	3,686	-
Total operating expenses	3,686

Loss from discontinued operations	(3,686)	(11,305)

Other income
Proceeds from sale of assets	-	50,000
Total other income	-	50,000

Net income (loss) from discontinued operations	$(3,686)	$38,695

The net income from discontinued operations is associated with the disposition of the Satellite Communications assets to GlobaLogix as discussed above.

At December 31, 2011, bad debt expense of $3,686 related to a dated receivable balance from the discontinued satellite business which was determined to be uncollectible.

At December 31, 2010, assets related to discontinued operations – held for sale, consisted of $50,000, representing a receivable for the sales proceeds due from GlobaLogix, and $15,626 in accounts receivable related to the satellite operations that were not transferred to GlobaLogix pursuant to the sales agreement.

NOTE 16 – SUBSEQUENT EVENTS

On January 13, 2012, Blast entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Blast Acquisition Corp., a newly formed wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”), pursuant to which MergerCo will be merged with and into PEDCO, with PEDCO being the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”).  Pursuant to the Merger Agreement, prior to the effective time of the Merger (the “Effective Time”), the Company will amend its Certificate of Formation and Designation to: (i) convert all outstanding shares of the Company’s Series A Convertible Preferred Stock and Series B Preferred Stock into common stock of the Company on a one to one basis, and immediately thereafter, (ii) the Company will effectuate a reverse stock split, with the end result being that the Company will not have more than 2,400,000 shares of common stock issued and outstanding on a fully-diluted basis prior to the Merger (the “Shares Limit”), which will include the converted preferred stock, converted debt securities (as described below), and all options and warrants issued but not exercised (the “Reverse Split” and the “Amendment”).  Furthermore, in connection with the Reverse Split and the Amendment, the Company has agreed to change its name to “PEDEVCO Corp.”, and  amend its Certificate of Formation and Designation, so that the Company shall have an authorized capitalization consisting of 300,000,000 shares of capital stock post Reverse Split, which shall consist of 200,000,000 shares of common stock, $0.001 par value per share (“Common Stock”); and 100,000,000 authorized shares of Preferred Stock, including (a) 25,000,000 authorized shares of Series A Convertible Preferred Stock, $0.001 par value per share ("new Series A Preferred Stock"), which shares shall be designated in connection with the amendment to the Certificate of Formation and Designation and which shall amend and replace the currently designated Series A and Series B Preferred Stock designations,  and have such terms and conditions as described in the Form of Amended and Restated Certificate of Formation and Designation.

In addition, prior to the closing of the Merger, PEDCO has agreed to advance certain transaction-related fees and expenses to the Company, which advances, if not reimbursed to PEDCO by the Company prior to the filing date of the Amendment, shall result in a reduction of the Shares Limit (for the purposes of the Reverse Split described above) by one (1) share of Common Stock for each $1.00 advance that has not been repaid to PEDCO by such filing date.  For example, if upon the filing of the Amendment, PEDCO has paid the Company $100,000 in advances, the Company’s stockholders will collectively own 2,300,000 fully-diluted shares of the Company’s Common Stock subsequent to the Reverse Split and prior to the Merger (i.e., a 100,000 share reduction for the terms of the Merger as described above).  The Company estimates the Reverse Split will range between approximately 1for 100 and 1for 110, subject to the terms and conditions detailed herein and in the Merger Agreement.

After the Reverse Split, at the Effective Time of the Merger, MergerCo will merge into PEDCO, with the stockholders of PEDCO receiving one (1) share of the Company’s post-Reverse Split Common Stock or new Series A Preferred Stock, as applicable, for each share of PEDCO Common Stock or PEDCO Series A Convertible Preferred Stock, as applicable, then held by the PEDCO shareholders and all outstanding warrants and options of PEDCO at the Effective Time being assumed by the Company.   PEDCO shall have no more than 45 million shares issued and outstanding, or committed for future issuance, on a fully-diluted basis at the time of the Merger.  As a result of the Merger, the stockholders of PEDCO are anticipated to receive up to approximately 95% of the issued and outstanding capital stock of the Company in the Merger and consequently it is anticipated that the pre-Merger shareholders of the Company will own approximately 5% of the total post-Merger outstanding shares of the Company.

The consummation of the Merger is subject to a number of conditions precedent and milestones, including, but not limited to, the Company amending its Certificate of Formation and Designation as described above, which includes the conversion all its existing Preferred Stock into Common Stock and the Reverse Split, and the conversion of the various outstanding debts of the Company, as described below under BMC Debt Conversion and Other Debt Conversions, into Common Stock, and is subject to the satisfaction of customary conditions to closing, including, without limitation, satisfactory completion of the parties’ due diligence review, and receipt of necessary board and stockholder approval.  The result of the Merger, assuming it is consummated, is that the business of PEDCO will become the business of the Company, PEDCO’s officers and Director will become the officers and Directors of the Company, and the shareholders of PEDCO will become the majority shareholders of the Company.

In connection with the Merger Agreement, the Company has entered into various voting agreements (the “Voting Agreement”), with certain security and debt holders of the Company, including the debt holders executing the BMC Debt Conversion Agreement and the Note Purchase Amendment, described below, whereby those debt and stockholders have agreed to vote Company capital stock held by them in favor of the Merger Agreement and the transactions contemplated thereby. These Voting Agreements terminate on the earlier of the termination of the Merger Agreement or, on June 1, 2012, if the Merger is not consummated by such date.

BMC Debt Conversion

In connection with the Merger Agreement, on January 13, 2012, the Company entered into a Debt Conversion Agreement (the “BMC Debt Conversion Agreement”) with Berg McAfee Companies, LLC, a California limited liability company (“BMC”), and Clyde Berg, an individual (“Berg”).  The Company had previously entered into: (1) a Secured Promissory Note Agreement, dated February 27, 2008, as amended on January 5, 2011 with BMC in the aggregate principal amount of $1,120,000 (the "BMC Note"); and (2) a Promissory Note, dated May 19, 2011, with Berg in the aggregate principal amount of $100,000 (the "Berg Note" and collectively with the BMC Note, the “Notes”).

The BMC Debt Conversion Agreement modifies the Notes to provide that all principal and accrued interest under the Notes shall be converted into shares of the Company's Common Stock (pre-Reverse Split) at a conversion price of Two Cents ($0.02) per share (the “Conversion”).  As of the date of this Current Report the outstanding principal and accrued interest under the Notes is approximately $1,556,969, which would convert into 77,848,450 pre-Reverse Split shares of Common Stock.  Pursuant to the BMC Debt Conversion Agreement, the Conversion shall take place, at such time as the Company shall provide the debt holders one (1) day’s prior notice of the Company’s intent to convert such debt, which shall not be more than five (5) business days prior to the record date of the Shareholder Meeting for voting on the Merger transaction (referenced above)(the “Conversion Date”).  The BMC Debt Conversion Agreement can be terminated by either party in the event the record date for the shareholder meeting has not occurred by June 1, 2012 (and the cause of such delay is not the result of the actions of the terminating party) or if the Board of Directors of the Company withdraws or materially modifies their recommendation of the Merger (the “Termination Rights”). In connection with the BMC Debt Conversion Agreement, BMC and Berg also entered into the Voting Agreement, described above.

Debt Modifications

In connection with the Merger, on January 13, 2012 the Company entered into the Amendment to Note Purchase Agreement (the “Note Purchase Amendment”), with the Lender in connection with the Company’s debt obligations under certain secured notes with the Lender.   The Note Purchase Amendment amended that certain Note Purchase Agreement, dated as of February 24, 2011 (the “Note Purchase Agreement”) primarily in order (i) to grant consent to the Merger Agreement, (ii) to waive, solely with respect to the Company post-Merger, certain loan covenants and restrictions as they relate to the assets of PEDCO and the operations of the Company post-Merger, (iii) to waive the Lender’s right of first refusal to provide additional funding to the Company; and (iv) to provide, effective upon the Effective Date of the Merger, for the conversion of up to 50% of the loan amounts outstanding to the Lender in the original principal amount of $2,522,111, of which approximately $1,306,078 was owed as of the date of parties entry into the Note Purchase Amendment, into shares of the Company’s Common Stock at $0.75 per share on a post-Reverse Split basis at the option of Lender at any time after June 9, 2012, provided that the Company in its sole discretion may waive the 50% conversion limitation.  The conversion rights described above are subject to the Lender being prohibited from converting any portion of the outstanding notes which would cause it to beneficially own more than 4.99% of the Company’s then outstanding shares of common stock, subject to the Lender’s right to increase such limit to up to 9.99% of the Company’s outstanding shares with 61 days prior written notice to the Company.

In connection with the Note Purchase Amendment, the Company further amended certain terms and conditions of the other documents previously entered into with the Lender and referenced and defined in the Note Purchase Amendment, including: the Security Agreement, the First Tranche Promissory Note, and the Second Tranche Promissory Note (individually each a “Promissory Note,” and collectively, the “Promissory Notes”).  The Security Agreement was amended: (i) to grant consent to the Merger Agreement, and (ii) to waive, solely with respect to the Company post-Merger, certain covenants and restrictions on the Company’s collateral as they relate to the assets of PEDCO and the operations of the Company post-Merger, and (iii) to include a subsidiary guarantee with PEDCO (the “PEDCO Guarantee”), which shall be effective only after the consummation of the Merger, attached hereto as Exhibit 10.8.  Pursuant to the PEDCO Guarantee, which is to be entered into at the Effective Time of the Merger PEDCO agreed to guaranty the full and punctual payment and collection when due of the principal, interest and other related fees due under the Promissory Notes, provided that the Lender must first foreclose on any collateral securing the Promissory Notes, and use reasonable efforts to collect from the Company.

The Promissory Notes were amended to provide an extension of the maturity date of such Promissory Notes, which were due February 2, 2012, to: (i) thirty (30) days after the termination of the Merger Agreement, if the Merger Agreement is terminated before June 1, 2012, (ii) June 1, 2012, if the Effective Date of the Merger has not occurred by such date, (iii) August 2, 2012, or (iv) the date all obligations and indebtedness under such Promissory Notes are accelerated in accordance the terms and conditions of such Promissory Notes.  Furthermore, commencing February 2, 2012, the interest amount on the Promissory Notes was increased from 10% to 18% per annum, and the new interest rate includes both the principal amount and the Exit Fee payable below, and as further described under the Promissory Notes.  Lastly, the Exit Fee, which is 12% of the repayment amount, was increased by an aggregate of $30,000 for the Promissory Notes.

Other Debt Conversions

In connection with the Merger, the Company further approved the conversion of certain other outstanding debt obligations of the Company at $0.02 per share upon the Conversion Date, subject to the Termination Rights.  These debt obligations include: $281,500 of accrued compensation due to the members of Board of Directors, $6,150 of short term loans from members of the Board of Directors, $174,917 of accrued salaries and vacation pay owed to the Company’s employees, and approximately $116,990 in accrued finders’ fees, for a total amount of $579,557.  These amounts will convert at $0.02 per share under debt conversion agreements (“Debt Conversion Agreements”) into approximately 28,977,850 shares of the Company’s pre-Reverse Split Common Stock on the Conversion Date.

Stock Issuances

Pursuant to the Merger Agreement, the Company has agreed to issue Common Stock to PEDCO upon the closing of the Merger equal to approximately 95% of the Company’s issued and outstanding and fully diluted Common Stock at the closing of the Merger.

As described under BMC Debt Conversion, the Company has agreed to issue Common Stock to certain debt holders, including certain stockholders, Company employees, service providers, and members of the Company’s Board of Directors, upon the conversion of certain outstanding loans and debts upon the Conversion Date, subject to the Termination Rights.

The Company has agreed to convert certain outstanding debt obligations owed to members of the Board of Directors and certain employees and service providers into Common Stock upon the Conversion Date, subject to the Termination Rights.  Under the Debt Conversion Agreements, the Company agreed to convert the following debt obligations into Common Stock at a conversion rate of $0.02 per share:  Director Roger P. (Pat) Herbert, Director Donald Boyd, and former Director Michael L. Peterson, shall each convert $60,000, $60,000 and $48,000, respectively, of accrued and unpaid Board of Directors fees, into 3,000,000, 3,000,000 and 2,400,000 shares of Common Stock, respectively.  Further, Director Roger P. (Pat) Herbert, Director Donald Boyd, and former Director Michael L. Peterson, shall each convert $2,050 (total of $6,150) of loans made to the Company, which are currently due and outstanding, into 102,500 shares (total of 307,500 shares) of Common Stock of the Company, respectively.  John MacDonald (the Company’s Chief Financial Officer), and Andrew Wilson (a non-executive officer of the Company) shall each convert $72,159, and $153,800, respectively, of outstanding accrued payroll and vacation into 3,607,950 shares and 7,690,000 shares, respectively, of Common Stock of the Company.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

The following supplemental unaudited information regarding Blast Energy Services, Inc.’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.  The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.  All operations of Blast are located in the United States. All oil and gas producing properties were acquired in 2010.

(1) Capitalized costs relating to Oil and Gas producing activities:

	At December 31, 2011	At December 31, 2010
Proved leasehold costs	$1,181,098	$1,181,098
Costs of wells and development	-	-
Capitalized asset retirement costs	35,179	10,390
Total cost of oil and gas properties	$1,216,277	$1,191,488
Option on oil and gas properties	-	100,000
Accumulated depletion, amortization and impairment	(493,186)	(69,432)
Net capitalized costs	$723,091	$1,222,056

(2) Costs incurred in Oil and Gas Property acquisition and development activities:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Acquisition of properties:
Proved	$-	$1,191,488
Unproved	596,178	100,000
Exploration costs	1,294,311	-
Development costs	-	-
Total	$1,890,489	$1,291,488

(3) Results of operations for producing activities:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Sales	$446,526	$109,443
Production costs	(270,746)	(68,216)
Depletion, accretion and impairment	(432,263)	(69,904)
Income tax benefit	-	-
Results of operations for producing activities, (excluding corporate overhead and interest costs)	$(256,483)	$(28,677)

(4) Reserve quantity information

The following table sets forth proved oil reserves acquired in 2010. The acquired properties do not contain any proved undeveloped oil reserves or any proved developed or undeveloped natural gas reserves. Units of oil are in thousands of barrels (MBbls).

	2011	2010
Proved reserves:
Beginning of period	75.1	-
Revisions	(25.5)	-
Extensions and discoveries	-	-
Sales of minerals-in-place	-	-
Purchases of minerals-in-place	-	76.5
Production	(5.0)	(1.5)
End of period	44.6	75.0

Proved developed reserves:
Beginning of period	75.1	-
End of period	44.6	75.0

PV-10(1) at December 31	$925,230	$1,128,400

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

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2011 and 2010:

	2011	2010
Future cash inflows	$4,088	$5,777
Future costs:
Production	(2,774)	(3,951)
Development	-	-
Income taxes	-	-
Future net cash inflows	1,314	1,826
10% discount factor	(389)	(698)
Standardized measure of discounted net cash flows	$925	$1,128