Form 10-Q
period 2012-03-31
BLAST ENERGY SERVICES, INC.
filed 2012-05-18
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒ No   ☐

As of  May 15, 2012, 71,425,905 shares of the registrant’s common stock, $0.001 par value per share, were outstanding, including 1,150,000 approved but unissued shares arising from the class action settlement from 2005.

Blast Energy Services, Inc.

For the Three Months Ended March 31, 2012

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2012	2011
Assets

Current assets:
Cash	$3,097	$19,428
Accounts receivable, net	20,742	16,507
Prepaid expenses and other current assets	68,655	30,472
Total current assets	92,494	66,407

Oil and gas properties - full cost method
Proved oil and gas properties	1,212,824	1,216,277
Unproved oil and gas properties	696,178	696,178
Less: accumulated depletion	(512,973)	(493,186)
Oil and gas properties, net	1,396,029	1,419,269

Equipment, net	381,421	396,754
Total assets	$1,869,944	$1,882,430

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$82,437	$84,196
Accrued expenses	672,197	632,349
Accounts payable and accrued expenses - related parties	396,413	367,763
Note payable - related parties	106,150	106,150
Notes payable - net of discount of $79,009 and $11,944, respectively	1,561,589	1,272,731
Total current liabilities	2,818,786	2,463,189

Long term liabilities:
Notes payable - related party	1,120,000	1,120,000
Asset retirement obligations	41,712	44,160
Total liabilities	3,980,498	3,627,349

Commitments and contingencies	-	-
Stockholders' equity (deficit):
Series A Preferred Stock, $.001 par value, 20,000,000 shares
authorized; 6,000,000 shares issued and outstanding	6,000	6,000
Series B Preferred Stock, $.001 par value, 1 share authorized
1 share issued and outstanding, respectively	-	-
Common Stock, $.001 par value, 180,000,000 shares authorized;
71,425,905 and 71,425,905 shares issued and outstanding	71,426	71,426
Additional paid-in capital	76,389,124	76,389,124
Accumulated deficit	(78,577,104)	(78,211,469)
Total stockholders' equity (deficit)	(2,110,554)	(1,744,919)

Total liabilities and stockholders' equity (deficit)	$1,869,944	$1,882,430

See accompanying notes to unaudited consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

	2012	2011
Revenues	$118,214	$106,527

Cost of revenues
Services	-	5,502
Lease operating costs	67,353	70,374
Total cost of revenues	67,353	75,876

Operating expenses:
Selling, general and administrative expense	190,981	426,514
Depreciation, depletion and amortization	36,124	34,916
Total operating expenses	227,105	461,430

Operating loss	(176,244)	(430,779)

Other expense:
Interest expense	(189,391)	(113,775)
Total other expense	(189,391)	(113,775)

Loss from continuing operations	(365,635)	(544,554)
Loss from discontinued operations	-	(3,686)
Net loss	$(365,635)	$(548,240)

Preferred dividends	59,836	59,178
Net loss attributable to common shareholders	$(425,471)	$(607,418)

Net (loss) per common share - Basic and Diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00
	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	71,425,905	69,941,090

See accompanying notes to unaudited consolidated financial statements

BLAST ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(365,635)	$(548,240)
Loss from discontinued operations	-	3,686
Loss from continuing operations	(365,635)	(544,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization - oil and gas	36,124	34,916
Amortization of discount and financing costs	111,745	69,791
Stock-based compensation	-	171,168
Loss on disposal of equipment	-	1,315
Changes in:
Accounts receivable	(4,235)	53,506
Prepaid expenses and other current assets	(5,082)	11,827
Accounts payable	(1,758)	(30,064)
Accrued expenses	39,848	93,566
Accrued expense – related party	28,650	22,400
Net cash used in operating activities	(160,343)	(116,129)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	-	11,200
Net cash used in investing activities	-	11,200

Cash Flows From Financing Activities:
Payments on short term debt	(11,246)	(36,586)
Borrowings on short term debt, net of financing costs	155,258	84,352
Proceeds from warrants exercised	-	7,500
Net cash provided by (used in) financing activities	144,012	55,266

Net cash provided by discontinued operating activities	-	(3,686)

Net change in cash	(16,331)	(53,349)
Cash at beginning of period	19,428	373,470
Cash at end of period	$3,097	$320,121

Cash paid for:
Interest	$47,283	$3,992
Income taxes	-	-

Non-cash investing and financing transactions:
Note payable issued to finance insurance	53,893	59,039
Shares issued for accrued expenses	-	249,000

See accompanying notes to unaudited consolidated financial statements

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

As a part of this shift in strategy, in September 2010, with an effective date of October 1, 2010, Blast closed on the acquisition of oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas, and in October 2010, Blast entered into a Letter of Intent with Solimar Energy LLC as described in Note 7 below.  Blast also determined that the Satellite Services business was no longer a crucial part of Blast’s future and steps were taken to divest this business unit further discussed in Note 15.

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

Revenue Recognition.   All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from the sale of crude oil and down hole services. Revenue from crude oil sales is recognized when the crude oil is delivered to the purchaser and collectability is reasonably assured. Revenue from services is recognized when the service is delivered or completed and collection is reasonably assured.  The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves. If collection is uncertain, revenue is recognized when cash is collected.  We recognize reimbursements received from third parties for out-of-pocket expenses incurred as service revenues and account for out-of-pocket expenses as direct costs.

Cash Equivalents.  Blast considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts.  Blast does not require collateral from its customers with respect to accounts receivable, but performs periodic credit evaluations of such customer’s financial condition. Blast determines any required allowance by considering a number of factors including length of time accounts receivable are past due and Blast’s previous loss history. Blast provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2012 and December 31, 2011, Blast determined that no allowance for doubtful accounts was required.

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

Fair Value of Financial Instruments.  The carrying amount of Blast’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. Management believes the fair value of the promissory notes entered into in connection with the funding arrangement for the Guijarral Hills Exploitation Project approximates the fair value due to the short-term nature of the instruments.

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

Earnings or Loss per Share.  Basic earnings per share equal net earnings or loss divided by weighted average common shares outstanding during the period.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Blast incurred a net loss for the three month periods ended March 31, 2012 and 2011 and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

Recently Issued Accounting Pronouncements.  There were various accounting standards and interpretations issued during 2012 and 2011, none of which are expected to have a material impact on Blast’s financial position, operations or cash flows.

Subsequent Events.  We evaluated all transactions from March 31, 2012 through the financial statement issuance date for the subsequent event disclosure.

NOTE 4 – GOING CONCERN

Blast had a cash balance of approximately $3,000, current assets of approximately $92,000 and a stockholders’ deficit of approximately $2.1 million as of March 31, 2012. Blast had a loss from continuing operations of approximately $366,000 for the three months ended March 31, 2012 and an accumulated deficit at March 31, 2012 of approximately $78.6 million. The consolidated financial statements do not include any adjustments that might be necessary if Blast is unable to continue as a going concern. These conditions create substantial doubt as to Blast’s ability to continue as a going concern. Management is trying to grow the existing business but may need to raise additional capital through sales of common stock or convertible instruments, as well as financing from third parties.

NOTE 5 - MERGER AGREEMENT – PACIFIC ENERGY DEVELOPMENT CORP.

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

After the Reverse Split, at the Effective Time of the Merger, MergerCo will merge into PEDCO, with the stockholders of PEDCO receiving one (1) share of the Company’s post-Reverse Split Common Stock or new Series A Preferred Stock, as applicable, for each share of PEDCO Common Stock or PEDCO Series A Convertible Preferred Stock then held by the PEDCO shareholders and all outstanding warrants and options of PEDCO at the Effective Time being assumed by the Company.   PEDCO shall have no more than 45 million shares issued and outstanding, or committed for future issuance, on a fully-diluted basis at the time of the Merger.  As a result of the Merger, the stockholders of PEDCO are anticipated to receive up to approximately 95% of the issued and outstanding capital stock of the Company in the Merger.

The consummation of the Merger is subject to a number of conditions precedent including the Company amending its Certificate of Formation and Designation, which includes the conversion of all of its existing Preferred Stock into Common Stock and the Reverse Split, and the conversion of the various outstanding debts of the Company, as described below under BMC Debt Conversion and Other Debt Conversions, into Common Stock, and is subject to the satisfaction of customary conditions to closing, including, without limitation, satisfactory completion of the parties’ due diligence review, and receipt of necessary board and stockholder approval.  The result of the Merger, assuming it is consummated, is that the business of PEDCO will become the business of the Company, PEDCO’s officers and Director will become the officers and Directors of the Company, and the shareholders of PEDCO will become the majority shareholders of the Company.

In connection with the Merger Agreement, the Company has entered into various voting agreements (the “Voting Agreement”), with certain security and debt holders of the Company, including the debt holders executing the BMC Debt Conversion Agreement and the Note Purchase Amendment, described below, whereby those debt holders and stockholders have agreed to vote Company capital stock held by them in favor of the Merger Agreement. These Voting Agreements terminate on the earlier of the termination of the Merger Agreement or, on June 1, 2012, if the Merger is not consummated by such date. The Company is currently in discussions to extend the Merger Agreement to August 2, 2012.

BMC Debt Conversion

In connection with the Merger Agreement, on January 13, 2012, the Company entered into a Debt Conversion Agreement (the “BMC Debt Conversion Agreement”) with Berg McAfee Companies, LLC (“BMC”), and Clyde Berg, (“Berg”).  The Company had previously entered into: (1) a Secured Promissory Note Agreement, dated February 27, 2008, as amended on January 5, 2011 with BMC in the aggregate principal amount of $1,120,000 (the "BMC Note"); and (2) a Promissory Note, dated May 19, 2011, with Berg in the aggregate principal amount of $100,000 (the "Berg Note" and collectively with the BMC Note, the “Notes”).

The BMC Debt Conversion Agreement modifies the Notes to provide that all principal and accrued interest under the Notes shall be converted into shares of the Company's Common Stock (pre-Reverse Split) at a conversion price of Two Cents ($0.02) per share (the “Conversion”).  As of March 31, 2012, the outstanding principal and accrued interest under the Notes is approximately $1,487,397, which would convert into 74,369,850 pre-Reverse Split shares of Common Stock.  The BMC Debt Conversion Agreement can be terminated by either party in the event the record date for the shareholder meeting has not occurred by June 1, 2012 or if the Board of Directors of the Company withdraws or materially modifies their recommendation of the Merger (the “Termination Rights”). In connection with the BMC Debt Conversion Agreement, BMC and Berg also entered into the Voting Agreement, described above.

Debt Modifications

In connection with the Merger, on January 13, 2012, the Company entered into the Amendment to Note Purchase Agreement (the “Note Purchase Amendment”), with the Lender in connection with the Company’s debt obligations under certain secured notes with the Lender.   The Note Purchase Amendment amended the Note Purchase Agreement, dated February 24, 2011 (the “Note Purchase Agreement”) primarily in order (i) to grant consent to the Merger Agreement, (ii) to waive, solely with respect to the Company post-Merger, certain loan covenants and restrictions as they relate to the assets of PEDCO and the operations of the Company post-Merger, (iii) to waive the Lender’s right of first refusal to provide additional funding to the Company; and (iv) to provide for the conversion of up to 50% of the loan amounts outstanding to the Lender in the original principal amount of $2,522,111, of which approximately $1,306,078 was owed as of the date of the parties entry into the Note Purchase Amendment, into shares of the Company’s Common Stock at $0.75 per share on a post-Reverse Split basis at the option of Lender at any time after June 9, 2012, provided that the Company in its sole discretion may waive the 50% conversion limitation.  The conversion rights described above are subject to the Lender being prohibited from converting any portion of the outstanding notes which would cause it to beneficially own more than 4.99% of the Company’s then outstanding shares of common stock, subject to the Lender’s right to increase such limit to up to 9.99% of the Company’s outstanding shares with 61 days prior written notice to the Company.

The Promissory Notes issued in connection with the Note Purchase Amendment were amended to provide an extension of the maturity date of such Promissory Notes, which were due February 2, 2012, to: (i) thirty (30) days after the termination of the Merger Agreement, if the Merger Agreement is terminated before June 1, 2012, (ii) June 1, 2012, if the Effective Date of the Merger has not occurred by such date, (iii) August 2, 2012, or (iv) the date all obligations and indebtedness under such Promissory Notes are accelerated in accordance with the terms and conditions of such Promissory Notes.  Furthermore, commencing February 2, 2012, the interest amount on the Promissory Notes was increased from 10% to 18% per annum, and the new interest rate includes both the principal amount and the Exit Fee payable below, and as further described under the Promissory Notes.  Lastly, the Exit Fee, which is 12% of the repayment amount, was increased by an aggregate of $15,000 for the Promissory Notes.

Other Debt Conversions

In connection with the Merger, the Company further approved the conversion of certain other outstanding debt obligations of the Company at $0.02 per share upon the Conversion Date, subject to the Termination Rights. As of March 31, 2012, these debt obligations include: $308,500 of accrued compensation due to the members of Board of Directors, $6,150 of short term loans from members of the Board of Directors, $232,209 of accrued salaries and vacation pay owed to the Company’s employees, and approximately $119,990 in accrued finders’ fees, for a total amount of $666,849.  These amounts will convert at $0.02 per share under debt conversion agreements (“Debt Conversion Agreements”) into approximately 33,342,450 shares of the Company’s pre-Reverse Split Common Stock on the Conversion Date. In May 2012, the finder’s fee amount owed was reduced to $47,960 as described below in Note 9 – Commitments.

NOTE 6 - EQUIPMENT

Equipment consists of the following as of March 31, 2012 and December 31, 2011:

Description	Life	March 31, 2012	December 31, 2011
Computer equipment	3 years	$-0-	$7,987
Tractor	4 years	15,518	15,518
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	712,133	712,133
Equipment		732,435	740,422

Less:
Accumulated depreciation		(351,014)	(343,668)
Equipment, net		$381,421	$396,754

During the three months ended March 31, 2012, we evaluated the carrying value of the AFJ rig and, based upon our analysis, no impairment was warranted.

NOTE 7 – OIL AND GAS PROPERTIES

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

On December 22, 2011, the Company entered into a Modification Agreement ("Modification Agreement") with Solimar.  The Modification Agreement amended certain existing agreements, including the Guijarral Hills Farmout Agreement and the related Guijarral Hills Joint Operating Agreement ("JOA") with Solimar, which provided Blast the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California.  Solimar purchased 25% of the 100% working interest in the Solimar Energy 76-33 Well (modifying the Farmout Agreement which provided for Blast to hold 50% of the 100% working interest), and Blast agreed to participate on all go-forward costs associated with the Guijarral Hills project on a heads up 25% of 100% basis (governed by the JOA) in exchange for $311,872 of unpaid drilling costs.

The Farmout Agreement and subsequent participation in the Solimar Energy 76-33 well is reported in the balance sheet under “Unproved oil and gas properties, not subject to amortization.”

NOTE 8 – NOTES PAYABLE – RELATED PARTIES AND OTHER

Related Party Transactions

Related Party Advances

The Company was advanced $2,050 from Michael Peterson, former Interim President and CEO and $2,050 each from Pat Herbert and Don Boyd, directors of the Company, for the purpose of paying the Company’s Directors’ and Officers’ insurance premiums in the month of September 2011. These advances are noninterest bearing, unsecured and are due on demand (reflected as Accrued expenses – related parties in the accompanying balance sheet).

Promissory Note with Clyde Berg

On May 19, 2011, Blast entered into a $100,000 promissory note with Clyde Berg, a significant shareholder. The note carries a 25% interest rate, has a one-year term and Blast’s performance under the note is guaranteed by Eric McAfee, another affiliate of Berg McAfee Companies, LLC. The proceeds from this note were used to partially pay the cost of testing operations on the Solimar Energy 76-33 well.

Interest payable under this note (reflected as Accrued expenses – related parties in the accompanying balance sheet) is $21,798 at March 31, 2012.

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

The Amended Note revised and amended the terms of the original note, entered into between the Company and BMC on February 27, 2008, to extend the maturity date of such note from February 27, 2011, to February 27, 2013; to increase the amount of notice the Company is required to provide BMC in the event the Company desires to prepay the note from five (5) days to thirty (30) days; to subordinate the security for such note to the Company’s obligations due to and in connection with the drilling and completion of the Guijarral Hills development project and the payoff of the Company’s $300,000 promissory note due to Sun Resources Texas, Inc.; and to provide BMC the right to convert the amount outstanding under the note into shares of the Company’s common stock at a reduced rate of $0.08 per share, rather than $0.20 per share as provided for in the original note agreement.

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

Interest payable under this note (reflected as Accrued expenses – related parties in the accompanying balance sheet) is $367,397 at March 31, 2012.

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

In February 2011, this note was paid in full.

Lending Arrangement

On February 24, 2011 (the “Closing”), Blast entered into the  Note Purchase Agreement  and related agreements (as described below) with the Lender to fund its Guijarral Hills project and to repay the Sun promissory note. Pursuant to the Purchase Agreement, Blast agreed with the Lender to enter into the Promissory Notes in the aggregate principal amount of $2,522,111, with a Senior Secured Promissory Note in the amount of $2,111,111 (the “First Note”) delivered to the Lender at the Closing and a second Note delivered in April 2011 in the amount of $411,000 (the “Second Note”).

Pursuant to the Note Purchase Agreement, Blast agreed to undertake certain requirements and to certain restrictions while the Promissory Notes are outstanding. These requirements and restrictions, among other things, include:

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
•
maintain a minimum cash bank balance of $100,000, with some flexibility as it relates to funding costs for the initial well to be drilled as part of the Guijarral Hills Exploitation Project (the “Test Well”). This amount was returned to the lender in 2011 and applied toward accrued interest, repayment penalty and principle.

Additionally, Blast granted the Lender a right of first refusal to provide Blast with additional funding on such terms and conditions as Blast may receive from third parties, until the later of (a) one year from the date that the Promissory Notes are repaid in full; or (b) such time as Blast ceases paying a Royalty to the Lender pursuant to the Royalty Agreement (described below).

Blast also agreed that if the Test Well failed to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Lender a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant will have a term of two years, and provide for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission.  The Warrant will also contain certain anti-dilution provisions and will have an exercise price, in the event it is granted, equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date. The Warrant was granted in October 2011. In April 2012, the warrant agreement was further amended to provide that the lowest exercise price of the warrant is $0.01 per share. As a result of this warrant issuance and under the terms of the finder fee agreement with Trident Partners, they have earned warrants to purchase 1,200,000 shares under the same terms.

First Note

Blast delivered to the Lender the First Note in the amount of $2,111,111 at the Closing. Blast paid an original issue discount to the Lender on the First Note of 10%, or $211,111 (the “Original Issue Discount”).  The First Note accrues interest at the rate of ten percent (10%) per annum, with interest only payments due on the first day of each month beginning in March 2011.

The terms of this note were amended in February 2012 as described above. Blast also agreed to pay the Lender an exit fee at such time as the First Note is paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”).

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

Second Note

Blast delivered the Lender the Second Note in the amount of $411,000 on April 5, 2011. Blast paid an original issue discount to the Lender on the Second Note of 10% or $41,100. The terms of this note were amended in February 2012 as described above.  The Second Note has substantially similar terms to the First Note.  The proceeds from the Second Note were used by Blast to fund Blast’s portion of the completion and testing costs of the Test Well under the terms of the Farmout Agreement.

Guaranty and Security Agreement

The repayment of the amounts loaned Blast by the Lender under the Promissory Notes were guaranteed by Blast’s wholly-owned subsidiaries Eagle Domestic Drilling Operations LLC (“Eagle”) and Blast AFJ, Inc. (“Blast AFJ”).  Additionally, Blast, Eagle and Blast AFJ each entered into a Security Agreement in favor of the Lender, pursuant to which such parties provided the Lender a first prior security interest in all of their tangible and intangible assets, including equipment, intellectual property and personal and real property as collateral to secure the repayment of the Loans (the “Security Agreement”).  Additionally, Berg McAfee Companies, LLC (“Berg McAfee”) agreed, pursuant to its entry into a Subordination and Intercreditor Agreement with Blast, to subordinate the repayment of the $1.12 million principal amount of the Secured Promissory Note owed by Blast to Berg McAfee to the repayment of the Loans and the Lender’s security interest granted pursuant to the Security Agreement.

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

First and Second Note Interest

As of March 31, 2012, Blast had paid interest in the amount of $221,824.

During the three months ended March 31, 2012, Blast also recognized:

•	Interest expense of $90,953 was recorded by the Company related to the accretion of the debt discount applicable to the First and Second Notes.
•	Interest expense of $20,792 was recorded for the amortization of the deferred financing costs related to the First and Second Notes.

Third Party Advances

For the twelve month period ended December 31, 2011, the Company received $87,000 advances from PEDCO to fund the merger transaction-related fees and expenses. During three month period ended March 31, 2012, the Company received additional $155,258 advances from PEDCO for the same purpose.

NOTE 9 – COMMITMENTS

Placement Agreement

In November 2010, Blast entered into a non-exclusive Placement Agent Agreement with Trident Partners Ltd. (“Trident” and the “Placement Agreement”). Pursuant to the Placement Agreement, certain principals of Trident were granted fully vested warrants, exercisable for one year from the date of the agreement, to purchase up to 750,000 shares of Blast’s common stock at an exercise price of $0.01 per share.  All of the warrants were exercised during 2011.

Additionally, Blast agreed to pay Trident a cash fee of 10% of the proceeds received from the sale of any equity or equity-linked securities to any party introduced by Trident; warrants to purchase shares of common stock equal to 10% of the total number of shares of common stock sold or granted in connection with any funding (on similar terms as the Placement Warrants); and Blast agreed to grant Trident a net revenue interest equal to 10% of any revenue interest provided to any investors in any closing (the “Placement Fees”).  The requirement to pay the Placement Fees in connection with any subsequent investment by an investor continues in effect for 12 months following the expiration of the Placement Agreement on or about February 15, 2011. To date, Trident has been paid $100,000.  At March 31, 2012, Blast owes a cash fee to Trident of $119,990.

On May 18, 2011, the Company amended the Placement Agent Agreement to eliminate the provision for the contingent grant of a 10% net revenue interest in oil and gas properties in exchange for the issuance of fully vested warrants to purchase 400,000 shares with a term of two years and an exercise price of $0.01 per share. The Company recorded $44,528 as share-based compensation for the issuance of the warrants.

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

In May 2012, Trident, various affiliates of Trident and the Company agreed to enter into settlement agreements to release each other from any ongoing claims and obligations.  Pursuant to the settlement agreements, the $119,990 finder’s fee payable to Trident was reduced to $47,960 by the payment in early May 2012 to Trident and certain affiliates (provided that we reserved the right to convert such unpaid fees into shares of our common stock at the rate of $0.02 per share at any time upon notice from the Company prior to December 31, 2012).  Upon the parties’ entry into the settlement agreements, the Company no longer owes any other consideration to Trident or its affiliates other than as provided in the settlement. The settlement will result in a gain from a reduction in payables in the amount of $62,030.

NOTE 10 – PREFERRED STOCK – RELATED PARTIES

Series A Convertible Preferred Stock

The Series A Preferred Stock (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  Blast has the right to pay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to pay such dividends.  In the event Blast receives a “Cash Settlement,” defined as an aggregate total cash settlement received by Blast, net of legal fees and expenses, in connection with Blast’s litigation proceedings with Hallwood and Quicksilver in excess of $4 million, Blast is required to pay outstanding dividends within thirty (30) days in cash or stock at the holder’s option.  If the dividends are not paid within thirty (30) days of the date the Cash Settlement is received, a “Dividend Default” occurs The shares of Series A Preferred Stock shall have the same voting rights as those accruing to the common stock and shall vote based upon the number of underlying shares of common stock that the holder owns at the effective date of the vote. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive, prior and in preference to, any distribution of any of the assets of the Company to the holders of the common stock by reason of their ownership of such stock.

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

As of March 31, 2012, the aggregate and per share arrearages on the outstanding Preferred Stock were $1,032,987, and $0.17 respectively, which includes dividends in arrearage of $50,630 related to 2,000,000 preferred shares that were redeemed in October 2008.

Series B Preferred Stock

As additional security for the repayment of the Promissory  Notes and pursuant to a Stock Purchase Agreement in 2011, Blast sold the Lender one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Lender to consent to and approve Blast’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by Blast or any of its subsidiaries for the benefit of any creditors. The Shares of Series B Preferred Stock shall have the same voting rights as those accruing to the common stock and shall have the right to vote one share of Series B Preferred Stock for each share held by the holders of Series B Preferred Stock, on all matters which come before a vote of the common stock holders. The holder of the Series B Preferred Stock share shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders, before any payment or distribution shall be made on the common stock of the Company or on any other class of stock ranking junior to the Series B Preferred Stock upon liquidation.

NOTE 11 – COMMON STOCK

Stock Issuances

During the three months ended March 31, 2012, there were no new shares of common stock issued by the Company.

NOTE 12 – STOCK OPTIONS AND WARRANTS

2003 Stock Option Plan

The 2003 Stock Option Plan was replaced by the 2009 Stock Incentive Plan.  The number of securities originally grantable pursuant to the 2003 Stock Option Plan was 8 million shares.  Any options granted pursuant to the 2003 Stock Option Plan remain in effect. Effective April 1, 2009, all grants of shares have been made from the 2009 Stock Incentive Plan described below.

Blast’s 2009 Stock Incentive Plan

The 2009 Stock Incentive Plan (the “Incentive Plan”) authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan, to the Company’s employees, officers, directors and consultants.  Options to purchase a total of 5 million shares were initially authorized to be issued under the Incentive Plan. Effective January 1, 2011, the number of shares available under the Incentive Plan increased by 2,000,000 shares, and effective January 1, 2012, the number of shares available under the Incentive Plan increased by an additional 2,000,000 shares. As of March 31, 2012, 2 million shares have been granted under this plan.

Options
During the three months ended March 31, 2012, no options were granted by the Company.

During the three month period ended March 31, 2012, the Company recognized stock-based compensation expense of $-0-. The remaining amount of unamortized options expense at March 31, 2012 is $-0-.  The intrinsic value of outstanding as well as exercisable options at March 31, 2012 was $-0-.

Activity in options during the three month period ended March 31, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2012	4,358,792	$0.37
Granted	0	0
Exercised	0	0
Forfeited and cancelled	0	0

Outstanding at March 31, 2012	4,358,792	$0.37	5.59

Exercisable at March 31, 2012	4,358,792	$0.37	5.59

Warrants

During the three month period ended March 31, 2012, the Company recognized share-based compensation expense of $-0-. The remaining amount of unamortized warrant expense at March 31, 2012 was $-0-.  The intrinsic value of outstanding as well as exercisable warrants at March 31, 2012 was $-0-.

Activity in warrants during the three months ended March 31, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2012	23,095,089	$0.43
Granted	0	0
Exercised	0	0
Expired	0	0
Forfeited and cancelled	0	0

Outstanding at March 31, 2012	23,095,089	$0.43	1.43

Exercisable at March 31, 2012	23,095,089	$0.43	1.43

NOTE 13 – CONTINGENCIES

Quicksilver Resources Lawsuit
In September 2008, Blast and Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million which has been received to date, including $2 million ($1.44 million net of associated legal fees) which was received as final payment in September 2011.

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

NOTE 14 – BUSINESS SEGMENTS

As of March 31, 2012, Blast has two reportable segments: (1) Oil and Gas Producing Properties and (2) Down-hole Solutions.  A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.

Blast evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment:

	For the Three Months Ended March 31,
	2012	2011

Oil and Gas Production	$118,214	$106,527
Down-hole Solutions	0	0
Total Revenue	$118,214	$106,527

Oil and Gas Production	$88,145	$89,780
Down-hole Solutions	15,532	21,012
Corporate	190,981	426,514
Total Costs of Goods Sold	$294,458	$537,306

Oil and Gas Production	$30,069	$16,747
Down-hole Solutions	(15,332)	(21,012)
Corporate	(190,981)	(426,514)
Operating Loss	$(176,244)	$(430,779)

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

Net income (loss) from the discontinuance of satellite operations for the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Revenues	$0		$0

Operating Expenses:
Bad debts expense	0		(3,686)
Total operating expenses	0		(3,686)

Net income (loss) from discontinued operations	$0	$	(3,686)

At March 31, 2011, bad debt expense of $3,686 was recorded related to a delinquent receivable balance from the discontinued satellite business.

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

The following discussion and analysis of our financial condition is as of March 31, 2012.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

Business Overview

Unless otherwise indicated, we use “Blast,” “the Company,” “we,” “our” and “us” in this quarterly report to refer to the businesses of Blast Energy Services, Inc. and its wholly-owned subsidiaries, Eagle Domestic Drilling Operations LLC,  Blast AFJ, Inc. and Blast Acquisition Corp.

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

However, none of the zones tested resulted in an oil producing well. Solimar and Blast have discussed the potential of further testing on the well, including an evaluation of a large interval of Kreyhegan Shale that was encountered while drilling. As of this date, no determination has been made to perform further work on the Solimar Energy 76-33 well or other wells in the Guijarral Hills project.

Modification Agreement

On December 22, 2011, the Company entered into a Modification Agreement ("Modification Agreement") with Solimar.  The Modification Agreement amended certain existing agreements, including the Guijarral Hills Farmout Agreement and the related Guijarral Hills Joint Operating Agreement with Solimar.

Solimar purchased 25% of the 100% working interest in the Solimar Energy 76-33 Well (modifying the Farmout Agreement which provided for Blast to hold 50% of the 100% working interest), and Blast agreed to participate on all go-forward costs associated with the Guijarral Hills project on a heads up 25% of 100% basis (governed by the JOA) in exchange for $311,872 of unpaid drilling costs.

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

After the Reverse Split, at the Effective Time of the Merger, MergerCo will merge into PEDCO, with the stockholders of PEDCO receiving one (1) share of the Company’s post-Reverse Split Common Stock or new Series A Preferred Stock, as applicable, for each share of PEDCO Common Stock or PEDCO Series A Convertible Preferred Stock then held by the PEDCO shareholders and all outstanding warrants and options of PEDCO at the Effective Time being assumed by the Company.   PEDCO shall have no more than 45 million shares issued and outstanding, or committed for future issuance, on a fully-diluted basis at the time of the Merger.  As a result of the Merger, the stockholders of PEDCO are anticipated to receive up to approximately 95% of the issued and outstanding capital stock of the Company in the Merger.

The consummation of the Merger is subject to a number of conditions precedent including the Company amending its Certificate of Formation and Designation, which includes the conversion of all of its existing Preferred Stock into Common Stock and the Reverse Split, and the conversion of the various outstanding debts of the Company, as described below under BMC Debt Conversion and Other Debt Conversions, into Common Stock, and is subject to the satisfaction of customary conditions to closing, including, without limitation, satisfactory completion of the parties’ due diligence review, and receipt of necessary board and stockholder approval.  The result of the Merger, assuming it is consummated, is that the business of PEDCO will become the business of the Company, PEDCO’s officers and Director will become the officers and Directors of the Company, and the shareholders of PEDCO will become the majority shareholders of the Company.

In connection with the Merger Agreement, the Company has entered into various voting agreements (the “Voting Agreement”), with certain security and debt holders of the Company, including the debt holders executing the BMC Debt Conversion Agreement and the Note Purchase Amendment, described below, whereby those debt holders and stockholders have agreed to vote Company capital stock held by them in favor of the Merger Agreement. These Voting Agreements terminate on the earlier of the termination of the Merger Agreement or, on June 1, 2012, if the Merger is not consummated by such date. The Company is currently in discussions to extend the Merger Agreement to August 2, 2012.

BMC Debt Conversion

In connection with the Merger Agreement, on January 13, 2012, the Company entered into a Debt Conversion Agreement (the “BMC Debt Conversion Agreement”) with Berg McAfee Companies, LLC (“BMC”), and Clyde Berg, (“Berg”).  The Company had previously entered into: (1) a Secured Promissory Note Agreement, dated February 27, 2008, as amended on January 5, 2011 with BMC in the aggregate principal amount of $1,120,000 (the "BMC Note"); and (2) a Promissory Note, dated May 19, 2011, with Berg in the aggregate principal amount of $100,000 (the "Berg Note" and collectively with the BMC Note, the “Notes”).

The BMC Debt Conversion Agreement modifies the Notes to provide that all principal and accrued interest under the Notes shall be converted into shares of the Company's Common Stock (pre-Reverse Split) at a conversion price of Two Cents ($0.02) per share (the “Conversion”).  As of March 31, 2012, the outstanding principal and accrued interest under the Notes is approximately $1,487,397, which would convert into 74,369,850 pre-Reverse Split shares of Common Stock.  Pursuant to the BMC Debt Conversion Agreement, the Conversion shall take place, at such time as the Company shall provide the debt holders one (1) day’s prior notice of the Company’s intent to convert such debt, which shall not be more than five (5) business days prior to the record date of the Shareholder Meeting for voting on the Merger transaction (referenced above)(the “Conversion Date”).The BMC Debt Conversion Agreement can be terminated by either party in the event the record date for the shareholder meeting has not occurred by June 1, 2012 or if the Board of Directors of the Company withdraws or materially modifies their recommendation of the Merger (the “Termination Rights”). In connection with the BMC Debt Conversion Agreement, BMC and Berg also entered into the Voting Agreement, described above.

Debt Modifications

In connection with the Merger, on January 13, 2012, the Company entered into the Amendment to Note Purchase Agreement (the “Note Purchase Amendment”), with the Lender in connection with the Company’s debt obligations under certain secured notes with the Lender.   The Note Purchase Amendment amended the Note Purchase Agreement, dated February 24, 2011 (the “Note Purchase Agreement”) primarily in order (i) to grant consent to the Merger Agreement, (ii) to waive, solely with respect to the Company post-Merger, certain loan covenants and restrictions as they relate to the assets of PEDCO and the operations of the Company post-Merger, (iii) to waive the Lender’s right of first refusal to provide additional funding to the Company; and (iv) to provide for the conversion of up to 50% of the loan amounts outstanding to the Lender in the original principal amount of $2,522,111, of which approximately $1,306,078 was owed as of the date of the parties entry into the Note Purchase Amendment, into shares of the Company’s Common Stock at $0.75 per share on a post-Reverse Split basis at the option of Lender at any time after June 9, 2012, provided that the Company in its sole discretion may waive the 50% conversion limitation.  The conversion rights described above are subject to the Lender being prohibited from converting any portion of the outstanding notes which would cause it to beneficially own more than 4.99% of the Company’s then outstanding shares of common stock, subject to the Lender’s right to increase such limit to up to 9.99% of the Company’s outstanding shares with 61 days prior written notice to the Company.

The Promissory Notes were amended to provide an extension of the maturity date of such Promissory Notes, which were due February 2, 2012, to: (i) thirty (30) days after the termination of the Merger Agreement, if the Merger Agreement is terminated before June 1, 2012, (ii) June 1, 2012, if the Effective Date of the Merger has not occurred by such date, (iii) August 2, 2012, or (iv) the date all obligations and indebtedness under such Promissory Notes are accelerated in accordance the terms and conditions of such Promissory Notes.  Furthermore, commencing February 2, 2012, the interest amount on the Promissory Notes was increased from 10% to 18% per annum, and the new interest rate includes both the principal amount and the Exit Fee payable below, and as further described under the Promissory Notes.  Lastly, the Exit Fee, which is 12% of the repayment amount, was increased by an aggregate of $15,000 for the Promissory Notes.

Other Debt Conversions

In connection with the Merger, the Company further approved the conversion of certain other outstanding debt obligations of the Company at $0.02 per share upon the Conversion Date, subject to the Termination Rights. As of March 31, 2012, these debt obligations include: $308,500 of accrued compensation due to the members of Board of Directors, $6,150 of short term loans from members of the Board of Directors, $232,209 of accrued salaries and vacation pay owed to the Company’s employees, and approximately $119,990 in accrued finders’ fees, for a total amount of $666,849.  These amounts will convert at $0.02 per share under debt conversion agreements (“Debt Conversion Agreements”) into approximately 33,342,450 shares of the Company’s pre-Reverse Split Common Stock on the Conversion Date.  In May 2012, the finder’s fee amount owed was reduced to $47,960.

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

Warrant Agreement

On February 24, 2011, Blast and the Lender  entered into the Note Purchase Agreement which provided that if the Test Well failed to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, Blast would issue to the Lender a common stock purchase warrant to purchase up to 12,000,000 shares of Blast’s common stock (the “Warrant”).  The Warrant was subsequently granted in October 2011. The Warrant has a term of two years, and provides for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission. The Warrant further contained various anti-dilution protections and had an exercise price equal to the weighted average of the trading price of Blast’s common stock over the ten day period prior to the grant date.

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

In December 2011, the Company granted warrants to purchase 1,200,000 shares of restricted common stock to Trident Partners Ltd (or its assigns)(“Trident”), in connection with capital raising services rendered in February 2011 and December 2011, under that certain Placement Agreement with Trident dated November 15, 2010.  The warrants are exercisable for $0.01 and have a one (1) year term.

In May 2012, Trident, various affiliates of Trident and the Company agreed to enter into settlement agreements to release each other from any ongoing claims and obligations.  Pursuant to the settlement agreements, the $119,990 finder’s fee payable to Trident was reduced to $47,960 by the payment in early May 2012 to Trident and certain affiliates (provided that we reserved the right to convert such unpaid fees into shares of our common stock at the rate of $0.02 per share at any time upon notice from the Company prior to December 31, 2012).  Upon the parties’ entry into the settlement agreements the Company no longer owes any other consideration to Trident or its affiliates other than as provided in the settlement. The settlement will result in a gain from a reduction in payables in the amount of $62,030.

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

Revenue Recognition.   All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from the sale of crude oil and down hole services. Revenue from crude oil sales is recognized when the crude oil is delivered to the purchaser and collectability is reasonably assured. Revenue from services is recognized when the service is delivered or completed and collection is reasonably assured.  The Company follows the sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves. If collection is uncertain, revenue is recognized when cash is collected.  We recognize reimbursements received from third parties for out-of-pocket expenses incurred as service revenues and account for out-of-pocket expenses as direct costs.

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

Comparison of the Three Months Ended March 31, 2012 with the Three Months Ended March 31, 2011

Oil and Gas Properties.  Oil and gas revenues increased by $11,000 to $118,000 for the three months ended March 31, 2012 compared to $107,000 for the three months ended March 31, 2011.  Operating expenses associated with the oil and gas properties decreased by $2,000 to $88,000 for the three months ended March 31, 2012 compared to $90,000 for the three months ended March 31, 2011. The gross profit from oil and gas activities for the three months ended March 31, 2012 was $30,000 compared to $17,000 for the same period in 2011.

Down-hole Solutions.  There were no Down-hole Solutions’ revenues for the three months ended March 31, 2012 or 2011. The loss from Down-hole Solutions decreased by $6,000 to $15,000 for the three months ended March 31, 2012 compared to a loss of $21,000 for the three months ended March 31, 2011. This reduction is related to storage fees and equipment related insurance premiums in 2011 which were not applicable to 2012.

Depreciation, Depletion and Amortization (“DD&A”). DD&A costs increased $1,000 to $36,000 for the three months ended March 31, 2012 compared to $35,000 for the three months ended March 31, 2011.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses decreased by $236,000 to $191,000 for the three months ended March 31, 2012 compared to $427,000 for the three months ended March 31, 2011. The decrease was primarily due to stock compensation expense in 2011 not applicable to 2012 and a reduction in payroll and overhead costs.

	For the Three Months Ended March 31,
(in thousands)	2012	2011	Increase (Decrease)
Payroll and related costs	$38	$103	$(65)
Option and warrant expense	0	171	(171)
Legal fees and settlements	65	12	53
External services	68	92	(24)
Insurance	12	21	(9)
Travel & entertainment	0	8	(8)
Office rent, communications, misc.	8	20	(12)
	$191	$427	$(236)

Interest Expense.  Interest expense was $189,000 for the three months ended March 31, 2012 compared to $114,000 for the three months ended March 31, 2011, an increase of $75,000 from the prior period. This increase is primarily due to interest incurred on the lending arrangement that closed in February 2011, the accretion and amortization of the related debt discount and deferred financing costs, the expensing of the portion of the debt discount and deferred financing costs associated with the principal payment during the 2011 period as well as the Exit Fee calculated on the remaining principle balance which was triggered by the agreement with the lender to extend the maturity date of the note from February 2012 to June 2012.

Loss From Continuing Operations. The loss from continuing operations decreased by $179,000 to $366,000 for the three months ended March 31, 2012 compared to a loss from continuing operations of $545,000 for the three months ended March 31, 2011. This decrease is primarily due to stock compensation expense associated with the granting of options in 2011 not applicable to 2012.

Loss From Discontinued Operations. Loss from discontinued operations was $-0- for the three months ended March 31, 2012 compared to a loss from discontinued operations of $3,686 for the three months ended March 31, 2011.

Net Loss.  Net loss decreased by $182,000 to a net loss of $366,000 for the three months ended March 31, 2012 compared to a net loss of $548,000 for the three months ended March 31, 2011.  This decrease is primarily due to stock compensation expense associated with the granting of options in 2011, which was not applicable to 2012.

Liquidity and Capital Resources

We have no current commitment from our officers, Directors or any of our shareholders to supplement our operations or provide us with financing in the future. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets or partial interests in oil and gas properties, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Blast had total current assets of $92,000 as of March 31, 2012, including cash of $3,000, compared to total current assets of $66,000 as of December 31, 2011, including a cash balance of $19,000.

Blast had total assets of $1.9 million as of March 31, 2012 and December 31, 2011.  Included in total assets as of March 31, 2012 and December 31, 2011 were $1.2 million of proved oil and gas properties subject to amortization.

Blast had total liabilities of $4.0 million as of March 31, 2012, including current liabilities of $2.8 million, compared to total liabilities of $3.6 million as of December 31, 2011, including current liabilities of $2.5 million.

Blast had negative working capital of $2.7 million, total stockholders’ deficit of $2.1 million and a total accumulated deficit of $78.6 million as of March 31, 2012, compared to negative working capital of $2.4 million, total stockholders’ deficit of $1.7 million and a total accumulated deficit of $78.2 million as of December 31, 2011.

On January 13, 2012, Blast entered into the Merger Agreement, described above.

The Company intends to consummate the Merger Agreement which, if completed, will substantially modify the Company’s obligations and capitalization in the future.  There is no assurance that such Merger will be completed.

Since the execution of the Merger Agreement, PEDCO has advanced Blast approximately $323,336 to cover Blast’s operating and merger expenses and an additional $30,000 in the form of a deposit.  The Merger Agreement provides for an automatic adjustment in the reverse stock split ratio (and therefore a reduction in the percentage of shares to be retained by Blast shareholders in the merger) based on the total amount of unpaid advances at closing.  The parties currently anticipate that the total of such unpaid advances, at closing, will equal approximately $437,500, resulting in a reverse split ratio of one-for-110.  Our Board of Directors has previously determined not to move forward with the merger transaction and approval of the amended and restated certificate of formation in the event the total reverse split required to be effected pursuant to the terms of the merger would be greater than 1:110. In the event the Merger Agreement is terminated, the amounts owed to PEDCO will be payable within ten days.

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

Cash Flows From Operating Activities. Blast had net cash used in operating activities of approximately $160,000 for the three months ended March 31, 2012 which was primarily due to $366,000 of loss from continuing operations.

Cash Flows from Investing Activities. Blast had no net cash used in investing activities for the three months ended March 31, 2012.

Cash Flows from Financing Activities. Blast had net cash provided from financing activities of $144,000 for the three months ended March 31, 2012 which was due to borrowings on short-term debt.

Recent Accounting Pronouncements

For the period ended March 31, 2012, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended  December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Other than as described below, there have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012.

Our Auditor Has Raised Doubt As To Whether We Can Continue As A Going Concern.

We had a cash balance of approximately $3,000, current assets of approximately $92,000 and stockholders’ deficit of approximately $2.1 million as of March 31, 2012. We had a loss from continuing operations of approximately $366,000 for the three months ended March 31, 2012 and an accumulated deficit at March 31, 2012 of approximately $78.6 million. These factors among others indicate that we may be unable to continue as a going concern.  Management is trying to grow the existing business but may need to raise additional capital through sales of common stock or convertible instruments, as well as financing from third parties. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2011, the Company granted warrants to purchase 1,200,000 shares of restricted common stock to Trident Partners Ltd (or its assigns)(“Trident”), in connection with capital raising services rendered in February 2011 and December 2011, under that certain Placement Agreement with Trident dated November 15, 2010.  The warrants are exercisable for $0.01 and have a one (1) year term.

Under the Debt Conversion Agreements (described above), the Company agreed to convert the following debt obligations into common stock at a conversion rate of $0.02 per share:  Director Roger P. (Pat) Herbert, Director Donald Boyd, and former Director Michael L. Peterson, shall each convert $85,000, $68,000 and $48,000, respectively, of accrued and unpaid Board of Directors fees, into 4,250,000, 3,400,000 and 2,400,000 shares of common stock, respectively.  Further, Director Roger P. (Pat) Herbert, Director Donald Boyd, and former Director Michael L. Peterson, shall each convert $2,050 ($6,150 total) of loans made to the Company, which are currently due and outstanding, into 102,500 shares (307,500 total) of common stock of the Company, respectively.  John MacDonald (the Company’s Chief Financial Officer), and Andrew Wilson (a non-executive officer of the Company)  shall each convert $72,159, and $153,800, respectively, of outstanding accrued pay and vacation into 3,607,950 and 7,690,000 shares, respectively, of common stock of the Company.   Each of the conversions will occur on the Conversion Date (defined above), subject to the Termination Rights (described above).

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances or grants and the Company paid no underwriting discounts or commissions.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

1.1	Second Amendment to Warrant Filed December 27, 2011 with the SEC, Form 8-K

1.2	Third Amendment to Warrant dated April 10, 2012 Filed April 16, 2012 with the SEC, Form 10-K

2.1	Modification Agreement with Solimar Energy LLC
Filed December 27, 2011 with the SEC, Form 8-K

2.2	Placement Agent Warrant Agreement with Trident Partners Ltd.
Filed December 27, 2011 with the SEC, Form 8-K

2.3	Modification , dated December 22, 2011 Filed December 27, 2011 with the SEC, Form 8-K

2.4	Placement Agent Warrant Agreement, dated December 22, 2011 Filed December 27, 2011 with the SEC, Form 8-K

2.5	Agreement and Plan of Reorganization, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

2.6*	Form of Trident Partners, Ltd., affiliate Warrants

3.1	Form of Amended and Restated Certificate of Formation and Designation Filed January 20, 2012 with the SEC, Form 8-K

3.2	Form of Articles of Merger (Nevada) Filed January 20, 2012 with the SEC, Form 8-K

4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among Blast Energy Services, Inc. and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.3	2003 Stock Option Plan Filed November 20, 2003 with the SEC, Form 10-QSB

4.4	Blast Energy Services, Inc. 2009 Stock Incentive Plan Filed August 14, 2009 with the SEC, Form 10Q

10.1	Note Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.2	Senior Secured Promissory Note (First Tranche) Filed March 2, 2011 with the SEC, Form 8-K

10.3	Senior Secured Promissory Note (Second Tranche) Filed April 4, 2011 with the SEC, Form 10-K

10.4	Guaranty Filed March 2, 2011 with the SEC, Form 8-K

10.5	Security Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.6	Stock Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.7	Royalty Payment Letter Filed March 2, 2011 with the SEC, Form 8-K

10.8	Subordination and Intercreditor Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.9	Placement Agent Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.10	Amendment to Placement Agency Agreement
Filed August 22, 2011 with the SEC, Form 10-Q

10.11	Second Amendment to Placement Agency Agreement
Filed August 22, 2011 with the SEC, Form 10-Q

10.12	Warrant to Purchase Shares of Common Stock
Filed November 14, 2011 with the SEC, Form 10-Q

10.13	First Amendment to Warrant
Filed November 14, 2011 with the SEC, Form 10-Q

10.14	Second Amendment to the Warrant Agreement, dated December 16, 2011 Filed December 27, 2011 with the SEC, Form 8-K

10.15	Form of Voting Agreement Filed January 20, 2012 with the SEC, Form 8-K

10.16	BMC Debt Conversion Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.17	Form of Debt Conversion Agreement Filed on March 5, 2008 with the SEC, Form 8-K

10.18	Amendment to the Note Purchase Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.19	Amendment to the First Tranche Promissory Note, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.20	Amendment to the Second Tranche Promissory Note, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.21	Amendment to the Security Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.22	PEDCO Guarantee Agreement Filed January 20, 2012 with the SEC, Form 8-K

10.23*	Settlement Agreement and Release With Trident Partners Ltd and Affiliates

10.24*	Fee Conversion and Settlement Agreement with Trident Partners Ltd Affiliates

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

Blast Energy Services, Inc.

Date: May 18, 2012	By:	/s/ Roger P. (Pat) Herbert
Roger P. (Pat) Herbert
Interim President and CEO and
Principal Executive Officer

Date: May 18, 2012	By:	/s/ John A. MacDonald
John MacDonald
Chief Financial Officer and
Principal Accounting Officer