Form 10-Q
period 2012-06-30
PEDEVCO CORP
filed 2012-08-14
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-53725

PEDEVCO CORP.
(Exact name of registrant as specified in its charter)

Blast Energy Services, Inc.
(Former name  of registrant as specified in its charter)

Texas	22-3755993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4125 Blackhawk Plaza Circle, Suite 201
Danville, California 94506
 (Address of Principal Executive Offices)

(855) 733-2685
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

 Yes   ☒ No   ☐

As of  August 14, 2012, the Registrant will have 19,339,379 shares of the Registrant’s common stock, $0.001 par value per share, issued and  outstanding, including 10,268 approved but unissued shares arising from the class action settlement from 2005.

On  July 27, 2012, the Registrant completed a merger (“Merger”) between Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Registrant (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”).  As a result of the Merger, the operations and assets of PEDCO became the operations and assets of the Registrant (provided that the Registrant maintained its prior pre-Merger operations and assets).  However, as the Merger closed after the date of the financial statements set forth herein, the disclosures and financial statements below relate (except as otherwise provided) to the Registrant’s pre-merger operations and assets.  For more information regarding PEDCO, including its business, plan of operations, and risk factors regarding its operations readers are encouraged to review the Registrant’s Definitive Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on July 3, 2012 (the “Proxy Statement”) and the Amended Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2012.

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to PEDEVCO Corp. and its subsidiaries before giving effect to the Merger.

PEDEVCO CORP.

For the Three and Six Months Ended June 30, 2012

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$2,186	$19,428
Accounts receivable, net	15,088	16,507
Prepaid expenses and other current assets	39,399	30,472
Total current assets	56,673	66,407

Oil and gas properties – full cost method
Proved oil and gas properties	1,210,877	1,216,277
Unproved oil and gas properties	696,178	696,178
Less: accumulated depletion	(532,914)	(493,186)
Total oil and gas properties	1,374,141	1,419,269

Equipment, net	366,089	396,754
Total assets	$1,796,903	$1,882,430

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$23,144	$84,196
Accrued expenses	614,318	632,349
Accrued expenses - related parties	9,745	367,763
Note payable - related parties	6,150	106,150
Advances from PEDCO	488,330	87,000
Notes payable - net of discount of $158,018 and $11,944, respectively	1,376,783	1,185,731
Total current liabilities	2,518,470	2,463,189

Long term liabilities:
Notes payable - related party	-	1,120,000
Asset retirement obligations	41,712	44,160
Total liabilities	2,560,182	3,627,349

Commitments and contingencies	-	-

Stockholders’ deficit:
Series A Preferred Stock, $.001 par value, 25,000,000 shares
authorized; 6,000,000 shares issued and outstanding	6,000	6,000
Series B Preferred Stock, $.001 par value, 1 share authorized;
1 share issued and outstanding, respectively	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized;
1,368,201 and 637,731 shares issued and outstanding	1,368	638
Additional paid-in capital	78,095,435	76,459,912
Accumulated deficit	(78,866,082)	(78,211,469)
Total stockholders' deficit	(763,279)	(1,744,919)

Total liabilities and stockholders' deficit	$1,796,903	$1,882,430

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2011
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$108,375	$136,543	$226,589	$243,070

Cost of revenues
Services	-	1,378	-	6,880
Lease operating costs	56,725	65,199	124,078	135,573
Total cost of revenues	56,725	66,577	124,078	142,453

Operating expenses:
Selling, general and administrative expense	203,296	270,060	394,277	696,574
Depreciation, depletion and amortization	37,221	36,587	73,345	71,503
Total operating expenses	240,517	306,647	467,622	768,077

Operating loss	(188,867)	(236,681)	(365,111)	(667,460)

Other income (expense)
Gain on settlement of accrued liabilities	62,030	-	62,030	-
Interest expense	(162,141)	(254,300)	(351,532)	(368,075)
Total other expense	(100,111)	(254,300)	(289,502)	(368,075)

Loss from continuing operations	(288,978)	(490,981)	(654,613)	(1,035,535)
Loss from discontinued operations	-	-	-	(3,686)
Net loss	$(288,978)	$(490,981)	$(654,613)	$(1,039,221)

Preferred dividends	59,836	59,836	119,672	119,014
Net loss attributable to common shareholders	$(348,814)	$(550,817)	$(774,285)	$(1,158,235)

Net loss per common share - Basic and diluted:
Continuing operations	$(0.38)	$(0.86)	$(0.99)	$(1.83)
Discontinued operations	-	-	-	(0.01)
	$(0.38)	$(0.86)	$(0.99)	$(1.84)

Weighted average common shares outstanding:
Basic and diluted	923,567	637,731	782,220	631,139

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(654,613)	$(1,039,221)
Loss from discontinued operations	-	3,686
Loss from continuing operations	(654,613)	(1,035,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization - oil and gas	73,345	71,504
Amortization of discount and financing costs	190,754	235,714
Gain on settlement of accrued liabilities	(62,030)	-
Stock-based compensation	-	216,675
Loss on disposal of equipment	-	1,315
Changes in:
Accounts receivable	1,419	58,160
Prepaid expenses and other current assets	24,174	48,912
Accounts payable	(61,052)	36,858
Accrued expenses	43,999	167,986
Accrued expense – related parties	58,235	47,745
Net cash used in operating activities	(385,769)	(150,666)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	-	11,200
Cash paid for oil and gas properties	-	(1,890,489)
Net cash used in investing activities	-	(1,879,289)

Cash Flows From Financing Activities:
Payments on short term debt	(32,803)	(305,423)
Borrowings on short term debt, net of financing costs	-	2,153,009
Cash paid for deferred financing costs	-	(135,548)
Advances from PEDCO	401,330	-
Proceeds from warrants exercised	-	7,500
Net cash provided by financing activities	368,527	1,719,538

Net cash used in discontinued operating activities	-	(3,686)

Net change in cash	(17,242)	(314,103)
Cash at beginning of period	19,428	373,470
Cash at end of period	$2,186	$59,367

Cash paid for:
Interest	$105,646	$63,599
Income taxes	-	-

Non-cash investing and financing transactions:
Note payable issued to finance insurance	53,893	65,373
Shares issued for accrued expenses	1,636,253	249,000

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of PEDEVCO CORP., formerly Blast Energy Services, Inc. (“PEDEVCO” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K, have been omitted.

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – DESCRIPTION OF BUSINESS

Business.  Prior to the closing of the Merger (described below) the Company was primarily seeking to become an independent oil and gas producer with additional revenue potential from its applied fluid jetting ("AFJ") technology. The Company planned to grow operations, initially through the acquisition of oil producing properties, and then eventually through the acquisition of oil and gas properties where its applied fluid jetting process could be used to increase field production volumes and, therefore, the value of the properties in which it owns an interest.

As a part of this shift in strategy, in September 2010, with an effective date of October 1, 2010, the Company completed the acquisition of oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas, and in October 2010, the Company entered into a Letter of Intent with Solimar Energy LLC as described in Note 7 below.  The Company also determined that the Satellite Services business was no longer a strategic part of the Company’s future and steps were taken to divest this business unit further discussed in Note 14.

On January 13, 2012, the Company entered into an Agreement and Plan of Reorganization with Blast Acquisition Corp., a newly formed wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”), pursuant to which MergerCo was to be merged with and into PEDCO, with PEDCO being the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”).  The Merger closed on July 27, 2012.

In connection with the Merger in July 2012, we subsequently issued former security holders of PEDCO 17,917,261 shares of common stock, 19,716,676 shares of new Series A Preferred Stock (as defined below), warrants to purchase an aggregate of (1) 100,000 shares of common stock with an exercise price of $0.08 per share; (2) 500,000 shares of common stock with an exercise price of $1.25 per share; (3) 500,000 shares of common stock with an exercise price of $1.50 per share; (4) 20,000 shares of common stock with an exercise price of $0.75 per share, to former common stock warrant holders of PEDCO; and (5) 692,584 shares of new Series A Convertible Preferred Stock with an exercise price of $0.75 per share to former Series A Convertible Preferred Stock warrant holders of PEDCO; and options to purchase an aggregate of 470,000 shares of common stock with an exercise price of $0.08 per share; 365,000 shares of common stock with an exercise price of $0.10 per share; and 3,400,000 shares of the Company’s common stock with an exercise price of $0.17 per share, to former option holders of PEDCO.

Additionally, on or around July 27, 2012, the Company filed an Amended and Restated Certificate of Formation with the Secretary of State of Texas, which among other things, changed the Company’s name to PEDEVCO Corp., converted all of the Company’s outstanding shares of preferred stock into common stock on a one-for-one basis, and effected a reverse split of the Company’s issued and outstanding shares on a basis of 1:112, with any fractional shares rounded up on a per shareholder basis. As a result, the Company’s shares of issued and outstanding common stock decreased from 153,238,555 shares to 1,411,850 shares. All shares and per share amounts used throughout this report have been retroactively restated for the impact of the reverse split. The Amended and Restated Certificate of Formation also increased the Company’s authorized capital stock subsequent to the reverse split from 180,000,000 shares of common stock to 200,000,000 shares of common stock and from 20,000,000 shares of preferred stock to 100,000,000 shares of preferred stock.  Finally, on July 27, 2012, the Company filed an Amended and Restated Series A Convertible Preferred designation with the Secretary of State of Texas.

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

Cash Equivalents.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts.  The Company does not require collateral from its customers with respect to accounts receivable, but performs periodic credit evaluations of such customer’s financial condition. The Company determines any required allowance by considering a number of factors including length of time accounts receivable are past due and the Company’s previous loss history. The Company provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2012 and December 31, 2011, the Company determined that no allowance for doubtful accounts was required.

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

Oil and Gas Properties, Full Cost Method.  The Company uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs, and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities, if any, are capitalized as oil and gas property costs on a field by field basis. Sales of oil and gas properties or interests therein are credited against capitalized costs in the full cost pool. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company will assess the probability of realization of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of oil and gas properties are amortized using the units of production method.

Ceiling Test.  In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is compared to the “estimated present value” of its proved reserves, discounted at a 10% interest rate of future net revenues based on current operating conditions at the end of the period and the average, first day of the month price received for oil and gas production over the preceding 12 month period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.

Impairment of Long-Lived Assets.  The Company reviews the carrying value of its long-lived assets (other than oil and gas properties, which are subject to a quarterly ceiling test impairment analysis) annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition.  If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value.

Accounting for Asset Retirement Obligations.  If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, the Company will record a liability (an asset retirement obligation or ARO) on its consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statements of operations.

Fair Value of Financial Instruments.  The carrying amount of the Company’s cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. Management believes the fair value of the promissory notes entered into in connection with the funding arrangement for the Guijarral Hills Exploitation Project approximates the fair value due to the short-term nature of the instruments.

Income Taxes.  The Company utilizes the asset and liability method in accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

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

Earnings or Loss per Share.  Basic earnings per share equal net earnings or loss divided by weighted average common shares outstanding during the period.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  The Company incurred a net loss for the six month periods ended June 30, 2012 and 2011 and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

Recently Issued Accounting Pronouncements.  There were various accounting standards and interpretations issued during 2012 and 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Subsequent Events.  We evaluated all transactions from June 30, 2012 through the financial statement issuance date for the subsequent event disclosure.

NOTE 4 - MERGER AGREEMENT – PACIFIC ENERGY DEVELOPMENT CORP.

On January 13, 2012, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Blast Acquisition Corp., a newly formed wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”), pursuant to which MergerCo was to merge with and into PEDCO, with PEDCO being the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”).  Pursuant to the Merger Agreement, prior to the effective time of the Merger (the “Effective Time”), the Company was required to amend its Certificate of Formation and Designation to: (i) convert all outstanding shares of the Company’s Series A Convertible Preferred Stock and Series B Preferred Stock into common stock of the Company on a one to one basis, and immediately thereafter, (ii) effectuate a reverse stock split, with the end result being that the Company would not have more than 2,400,000 shares of common stock issued and outstanding on a fully-diluted basis prior to the Merger (the “Shares Limit”), which include the converted preferred stock, converted debt securities (as described below), and all options and warrants issued but not exercised (the “Reverse Split” and the “Amendment”).  Furthermore, in connection with the Reverse Split and the Amendment, the Company agreed to change its name to “PEDEVCO Corp.”, and amend its Certificate of Formation and Designation, so that the Company shall have an authorized capitalization consisting of 300,000,000 shares of capital stock post-Reverse Split, which shall consist of 200,000,000 shares of common stock, $0.001 par value per share (“Common Stock”); and 100,000,000 authorized shares of Preferred Stock, including (a) 25,000,000 authorized shares of Series A Convertible Preferred Stock, $0.001 par value per share ("new Series A Preferred Stock"), which shares shall be designated in connection with the amendment to the Certificate of Formation and Designation and which shall amend and replace the currently designated Series A and Series B Preferred Stock designations,  and have such terms and conditions as described in the Form of Amended and Restated Certificate of Formation and Designation.

In addition, prior to the closing of the Merger, PEDCO agreed to advance certain transaction-related fees and expenses to the Company.

The Merger closed on July 27, 2012, at which time MergerCo merged into PEDCO, with the stockholders of PEDCO receiving one (1) share of the Company’s post-Reverse Split Common Stock or new Series A Preferred Stock, as applicable, for each share of PEDCO Common Stock or PEDCO Series A Convertible Preferred Stock then held by the PEDCO shareholders and all outstanding warrants and options of PEDCO at the Effective Time being assumed by the Company. As a result of the Merger, the stockholders of PEDCO received approximately 95% of the issued and outstanding capital stock of the Company in the Merger.

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

The BMC Debt Conversion Agreement modified the Notes to provide that all principal and accrued interest under the Notes shall be converted into shares of the Company's Common Stock at a conversion price of $2.24 per share (the “Conversion”).   On May 29, 2012, BMC and Berg entered into a “First Amendment to the Voting Agreement and Debt Conversion Agreement” (the “Amendment”).  On June 26, 2012, the outstanding principal under the Notes, consisting of $1,120,000 under the BMC Note and $100,000 under the Berg Note and accrued interest of $416,253, comprised of $388,553 under the BMC Note and $27,700 under the Berg Note was converted into 730,470 shares of the Company’s Common Stock.

Debt Modifications

In connection with the Merger, on January 13, 2012, the Company entered into the Amendment to Note Purchase Agreement (the “Note Purchase Amendment”), and on May 29, 2012, the Company entered into the Second Amendment to First Tranche Promissory Note and the Second Amendment to the Second Tranche Promissory Note (collectively, the “Second Amendments to the Promissory Notes”), with the Lender in connection with the Company’s debt obligations under certain secured notes with the Lender. The Note Purchase Amendment  and the Second Amendments to the Promissory Notes amended the Note Purchase Agreement, dated February 24, 2011 (the “Note Purchase Agreement”) primarily in order (i) to grant consent to the Merger Agreement, (ii) to waive, solely with respect to the Company post-Merger, certain loan covenants and restrictions as they relate to the assets of PEDCO and the operations of the Company post-Merger, (iii) to waive the Lender’s right of first refusal to provide additional funding to the Company; and (iv) to provide for the conversion of up to 50% of the loan amounts outstanding to the Lender in the original principal amount of $2,522,111, of which approximately $1,306,078 was owed as of the date of the parties entry into the Note Purchase Amendment, into shares of the Company’s Common Stock at $0.75 per share at the option of Lender at any time after June 9, 2012, provided that the Company in its sole discretion may waive the 50% conversion limitation.  The conversion rights described above are subject to the Lender being prohibited from converting any portion of the outstanding notes which would cause it to beneficially own more than 4.99% of the Company’s then outstanding shares of common stock, subject to the Lender’s right to increase such limit to up to 9.99% of the Company’s outstanding shares with 61 days prior written notice to the Company.

The Promissory Notes issued in connection with the Note Purchase Amendment were amended to provide an extension of the maturity date of such Promissory Notes, which were due February 2, 2012 under the terms of the original notes, to the earlier of (i) thirty (30) days after the termination of the Merger Agreement, if the Merger Agreement is terminated before June 1, 2012, (ii) August 1, 2012, or (iii) the date all obligations and indebtedness under such Promissory Notes are accelerated in accordance with the terms and conditions of such Promissory Notes.  Furthermore, commencing February 2, 2012, the interest amount on the Promissory Notes was increased from 10% to 18% per annum, and the new interest rate includes both the principal amount and the Exit Fee payable below, and as further described under the Promissory Notes.  Lastly, the Exit Fee, which is 12% of the repayment amount, was increased by an aggregate of $15,000 for the Promissory Notes and was expensed by the Company at modification.

The Company is currently working with Centurion on payment terms including extending the maturity date and converting a portion of the outstanding loan balance to the Company’s common stock.

Other Debt Conversions

In connection with the Merger, the Company further approved the conversion of certain other outstanding debt obligations of the Company at $2.24 per share. As of June 30, 2012, these debt obligations include: $335,500 of accrued compensation due to the members of Board of Directors, $6,150 of short term loans from members of the Board of Directors, and $225,958 of accrued salaries and vacation pay owed to the Company’s employees for a total amount of $567,608.  These amounts will convert at $2.24 per share under debt conversion agreements (“Debt Conversion Agreements”) into approximately 253,396 shares of the Company’s Common Stock shortly after the date of this filing. Additionally, in May 2012, in a settlement amongst the principals for Trident, the placement fee owed by the Company was reduced from $119,990 to $47,960 and Trident agreed to convert the remaining amount due at $2.24 per share into approximately 21,411 shares of the Company’s Common Stock upon completion of the Merger.

Advances from PEDCO

For the twelve month period ended December 31, 2011, the Company received $87,000 in advances from PEDCO to fund the merger transaction-related fees and expenses. During the six month period ended June 30, 2012, the Company received an additional $401,330 in advances from PEDCO for the same purpose resulting in a total advance as of June 30, 2012 of $488,330.  The advances were non-interest bearing and will be eliminated as the result of completion of merger.

NOTE 5 - EQUIPMENT

Equipment consists of the following as of June 30, 2012 and December 31, 2011:

Description	Life	June 30, 2012	December 31, 2011
Computer equipment	3 years	$-0-	$7,987
Tractor	4 years	15,518	15,518
Service Trailer	5 years	4,784	4,784
AFJ Rig	10 years	712,133	712,133
Equipment		732,435	740,422

Less:
Accumulated depreciation		(366,346)	(343,668)
Equipment, net		$366,089	$396,754

During the six months ended June 30, 2012, we evaluated the carrying value of the AFJ rig and, based upon our analysis, no impairment was warranted.

NOTE 6 – OIL AND GAS PROPERTIES

Guijarral Hills Exploitation Project

In October 2010, the Company entered into a letter of intent with Solimar Energy LLC (“Solimar”), which provides the Company the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California. Solimar is a wholly-owned subsidiary of Solimar Energy Limited, a publicly-traded company on the Australia Stock Exchange based in Melbourne, Australia.  Pursuant to the letter of intent, the Company paid Solimar a non-refundable fee of $100,000 in return for the exclusive right for a period of 90 days to execute a definitive agreement.

In February 2011, the Company entered into a farmout agreement with Solimar, whereby the Company will participate in the Guijarral Hills project on a promoted basis of 66-2/3 percent (%) of the costs to drill and complete the initial planned exploratory well. After the drilling of the initial well, the Company will earn a 50% working interest, with a net revenue interest of 38% in the entire project’s acreage position and will be required to contribute on an equal heads up basis (i.e., 50% of all costs) on any additional wells that may be drilled in the project.

In March 2011, the Solimar Energy 76-33 well in the Guijarral Hills Field reached its total drilling depth of 10,550 feet.  In May 2011, Solimar commenced completion operations, by perforating and flow testing three potentially hydrocarbon bearing sands encountered in the drilling process.  However, the zones tested did not result in an oil producing well.

On December 22, 2011, the Company entered into a Modification Agreement ("Modification Agreement") with Solimar.  The Modification Agreement amended certain existing agreements, including the Guijarral Hills Farmout Agreement and the related Guijarral Hills Joint Operating Agreement ("JOA") with Solimar, which provided the Company the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California.  Solimar purchased 25% of the 100% working interest in the Solimar Energy 76-33 Well (modifying the Farmout Agreement which provided for the Company to hold 50% of the 100% working interest), and the Company agreed to participate on all go-forward costs associated with the Guijarral Hills project on a heads up 25% of 100% basis (governed by the JOA) in exchange for $311,872 of unpaid drilling costs.

The Farmout Agreement and subsequent participation in the Solimar Energy 76-33 well is reported in the balance sheet under “Unproved oil and gas properties, not subject to amortization.”

NOTE 7 – NOTES PAYABLE

Related Party Transactions

Related Party Advances

The Company was advanced $2,050 from Michael Peterson, former Interim President and CEO, and $2,050 each from Pat Herbert and Don Boyd, directors of the Company, for the purpose of paying the Company’s Directors’ and Officers’ insurance premiums in the month of September 2011. These advances are noninterest bearing, unsecured and are due on demand (reflected as Accrued expenses – related parties in the accompanying balance sheet).

Promissory Note with Clyde Berg

On May 19, 2011, the Company entered into a $100,000 promissory note with Clyde Berg, a significant shareholder. The note carries a 25% interest rate, has a one-year term and the Company’s performance under the note was guaranteed by Eric McAfee, another affiliate of Berg McAfee Companies, LLC. The proceeds from this note were used to partially pay the cost of testing operations on the Solimar Energy 76-33 well.  On June 26, 2012, the promissory note and accrued interest thereon was converted into 57,009 shares of Common Stock.  See Note 4.

AFJ Note

On July 15, 2005, the Company entered into an agreement to develop its initial applied jetting rig with Berg McAfee Companies, LLC (“BMC”). The arrangement involved two loans for a total of $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period.  Under the terms of the loan agreement with BMC, cash revenues will be shared on the basis of allocating 90% to the Company and 10% to BMC for a ten-year period following repayment. After ten years, the Company will receive all of the revenue from the rig. BMC also has the option to fund an additional three rigs under these commercial terms.

In 2008, BMC extended the term for the $1 million Note secured on the Applied Fluid Jetting rig for three years. The revised Note was issued for $1.12 million, including accumulated interest, and carries an 8% interest rate and was convertible into common stock at $22.40 per share.

On January 5, 2011, the Company and BMC agreed to (a) enter into Amendment No. 1 to the February 27, 2008 Promissory Note, pursuant to which the Company owed BMC, $1.12 million (the “Amended Note”); and (b) to amend the terms of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) to provide for a reduction in the conversion price of such Preferred Stock from $56.00 per share to $22.40 per share (the “Amendment”).

The Amended Note revised and amended the terms of the original note, entered into between the Company and BMC on February 27, 2008, to extend the maturity date of such note from February 27, 2011, to February 27, 2013; to increase the amount of notice the Company is required to provide BMC in the event the Company desires to prepay the note from five (5) days to thirty (30) days; to subordinate the security for such note to the Company’s obligations due to and in connection with the drilling and completion of the Guijarral Hills development project and the payoff of the Company’s $300,000 promissory note due to Sun Resources Texas, Inc.; and to provide BMC the right to convert the amount outstanding under the Note into shares of the Company’s common stock at a reduced rate of $8.96 per share, rather than $22.40 per share as provided for in the original note agreement.

The Company evaluated the terms of the Amended Note and determined that, due to the change in the common stock conversion rate, the original note had been extinguished and consequently, the Amended Note would be recorded at its current fair value.  Based upon the new common stock conversion rate, which was equivalent to the Company’s closing stock price at January 5, 2011, the Company determined that the Amended Note had a fair value of $1,120,000, based upon the value of the Company’s common stock, the Amended Note could be converted into at the date of the amendment.  Therefore, no gain or loss was recognized.

On June 26, 2012, the promissory note and accrued interest thereon was converted into 673,461 shares of Common Stock.  See Note 4. In conjunction with the conversion, the revenue sharing agreement for the AFJ rig was eliminated.

Third Party Transactions

Promissory Note - North Sugar Valley Field

Under the terms of the sales agreement with Sun, the Company issued an interest free promissory note for $300,000 payable at a rate of $10,000 per month commencing October 31, 2010, with the final balance payable in full on or before October 8, 2011. The promissory note is secured by a lien against the North Sugar Valley Field.

As the promissory note is noninterest bearing, the Company discounted the promissory note to its estimated net present value using an 8% interest rate, which the Company believes is representative of its incremental cost of borrowing given the secured nature of the promissory note.  The resulting discount of $18,902 was to be amortized using the effective interest rate method over the term of the promissory note.

In February 2011, this note was paid in full.

Lending Arrangement

On February 24, 2011 (the “Closing”), the Company entered into the  Note Purchase Agreement  and related agreements (as described below) with Centurion Credit Funding LLC (“the Lender”) to fund its Guijarral Hills project and to repay the Sun promissory note. Pursuant to the Purchase Agreement, the Company agreed with the Lender to enter into the Promissory Notes in the aggregate principal amount of $2,522,111, with a Senior Secured Promissory Note in the amount of $2,111,111 (the “First Note”) delivered to the Lender at the Closing and a second Note delivered in April 2011 in the amount of $411,000 (the “Second Note”).

The Company granted the Lender a right of first refusal to provide the Company with additional funding on such terms and conditions as the Company may receive from third parties, until the later of (a) one year from the date that the Promissory Notes are repaid in full; or (b) such time as the Company ceases paying a Royalty to the Lender pursuant to the Royalty Agreement (described below).

The Company also agreed that if the test well on the project failed to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, the Company would issue to the Lender a common stock purchase warrant to purchase up to 107,143 shares of the Company’s common stock (the “Warrant”).  The Warrant will have a term of two years, and provide for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission.  The Warrant will also contain certain anti-dilution provisions and will have an exercise price, in the event it is granted, equal to the weighted average of the trading price of the Company’s common stock over the ten day period prior to the grant date. The Warrant was granted in October 2011. In April 2012, the warrant agreement was further amended to provide that the lowest exercise price of the warrant is $1.12 per share. As a result of this warrant grant and under the terms of the finder fee agreement with Trident Partners, they have earned warrants to purchase 10,714 shares under the same terms.

The Company delivered to the Lender the First and Second Notes in the amount of $2,111,111 and $411,000 at the Closing. The Company paid an aggregate original issue discount to the Lender on the notes of 10%, or $252,211 (the “Original Issue Discount”).  The notes accrue interest at the rate of ten percent (10%) per annum.

The terms of this note were amended in February 2012 and May 2012 as described above. The Company also agreed to pay the Lender an exit fee at such time as the First Note is paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”).

The Company incurred $381,506 in legal and finders’ fees associated with the lending arrangement, which has been recorded as deferred financing costs to be amortized over the term of the notes.  Net proceeds to the Company after the original issue discount, reimbursement of the lender’s legal fees and the Company’s own expenses were approximately $1.6 million with an effective interest rate of approximately 36%.

Stock Purchase Agreement

As additional security for the repayment of the Loans, and pursuant to a Stock Purchase Agreement, the Company sold the Lender one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Lender to consent to and approve the Company’s or any of its subsidiaries’ entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by the Company or any of its subsidiaries for the benefit of any creditors.  The Company assigned no value to this Series B Preferred Share.  The one share of the Company’s Series B Preferred Stock was converted on a one-for-one basis into one (1) share of the Company’s pre Reverse Split common stock in connection with the Merger. See Note 16.

Royalty Payment Letter

As additional consideration for the Lender agreeing to make the Loans, the Company agreed to a Royalty Payment Letter (the “Royalty Payment Letter”) to pay the Lender 30% of all amounts earned (the “Royalty”) by the Company under the initial test well.

In connection with the Merger in July 2012 the Company is planning to convert the other outstanding debt obligations that are covered by debt conversion agreements into common stock. See Note 4.

NOTE 8 – COMMITMENTS

Placement Agreement

In November 2010, the Company entered into a non-exclusive Placement Agent Agreement with Trident Partners Ltd. (“Trident” and the “Placement Agreement”). Pursuant to the Placement Agreement, certain principals of Trident were granted fully vested warrants, exercisable for one year from the date of the agreement, to purchase up to 6,696 shares of the Company’s common stock at an exercise price of $1.12 per share.  All of the warrants were exercised during 2011.

Additionally, the Company agreed to pay Trident a cash fee of 10% of the proceeds received from the sale of any equity or equity-linked securities to any party introduced by Trident; warrants to purchase shares of common stock equal to 10% of the total number of shares of common stock sold or granted in connection with any funding (on similar terms as the Placement Warrants); and the Company agreed to grant Trident a net revenue interest equal to 10% of any revenue interest provided to any investors in any closing (the “Placement Fees”).  The requirement to pay the Placement Fees in connection with any subsequent investment by an investor continues in effect for 12 months following the expiration of the Placement Agreement on or about February 15, 2011.

On May 18, 2011, the Company amended the Placement Agent Agreement to eliminate the provision for the contingent grant of a 10% net revenue interest in oil and gas properties in exchange for the issuance of fully vested warrants to purchase 3,571 shares with a term of two years and an exercise price of $1.12 per share. The Company recorded $44,528 as share-based compensation for the issuance of the warrants.

On December 22, 2011, the Company granted additional fully vested warrants to purchase 10,714 shares of restricted common stock to Trident in connection with capital raising services rendered in February 2011 and December 2011. The warrants are exercisable for $1.12 per share of common stock and have a one (1) year term. The Company recorded $9,406 as share-based compensation for the issuance of the warrants.

In May 2012, Trident, various affiliates of Trident and the Company agreed to enter into settlement agreements to release each other from any ongoing claims and obligations.  Pursuant to the settlement agreements, the $119,990 finder’s fee payable to Trident was reduced to $47,960 by the payment in early May 2012 of $10,000 to Trident and certain affiliates (provided that we reserved the right to convert such unpaid fees into shares of our common stock at the rate of $2.24 per share at any time upon notice from the Company prior to December 31, 2012). Based upon the common stock conversion rate, which was more than the Company’s closing stock price in the month of May 2012, the Company determined no gain or loss was recognized.  The settlement will result in a gain from a reduction in payables in the amount of $62,030 and is reflected as other income in the accompanying statement of operations.

NOTE 9 – PREFERRED STOCK – RELATED PARTIES

Series A Convertible Preferred Stock – Pre-Merger

The Series A Preferred Stock (the “Preferred Stock”) accrue dividends at the rate of 8% per annum, in arrears for each month that the Preferred Stock is outstanding.  The Company has the right to pay any or all of the accrued dividends at any time by providing the holders of the Preferred Stock at least five days written notice of their intent to pay such dividends. The shares of Series A Preferred Stock shall have the same voting rights as those accruing to the common stock and shall vote based upon the number of underlying shares of common stock that the holder owns at the effective date of the vote. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive, prior and in preference to, any distribution of any of the assets of the Company to the holders of the common stock by reason of their ownership of such stock.

The Preferred Stock and any accrued and unpaid dividends, have optional conversion rights into shares of the Company’s common stock at a conversion price of $0.20 per pre-Reverse Split share. The Preferred Stock automatically converts if the Company’s common stock trades for a period of more than twenty (20) consecutive trading days at a price greater than $3.00 per share and if the average trading volume of the Company’s common stock exceeds 50,000 shares per day.

As of June 30, 2012, the aggregate and per pre-Reverse Split share arrearages on the outstanding Preferred Stock were $1,092,822, and $0.18 per share respectively, which includes dividends in arrearage of $50,630 related to 2,000,000 preferred shares that were redeemed in October 2008.

Series A Convertible Preferred Stock – Post- Merger

In July 2012, in connection with the filing of the Amended and Restated Certificate of Formation, the outstanding Series A Preferred Stock converted into pre-Reverse Split shares of the Company’s common stock on a one-for-one basis. On July 27, 2012, the Company filed an Amended and Restated Series A Convertible Preferred designation with the Secretary of State of Texas (the “new Series A Preferred Stock”).

The holders of the shares of our new Series A Preferred Stock will be entitled to receive non-cumulative dividends at an annual rate of 6% of the “Original Issue Price” per share for the new Series A Preferred Stock, which is $0.75 per share (as appropriately adjusted for any recapitalizations).  These dividends will only accrue and become payable if declared by our Board of Directors in its discretion.  The right to receive dividends on shares of Series A Preferred Stock will not be cumulative, and no right to such dividends will accrue to holders of Series A Preferred Stock by reason of the fact that dividends on said shares are not declared or paid in any calendar year.  All declared but unpaid dividends of the shares of new Series A Preferred Stock will be payable in cash upon conversion of such shares.  Any dividends declared on our new Series A Preferred Stock will be prior and in preference to any declaration or payment of any dividends or other distributions on our common stock. In the event of any liquidation, dissolution or winding up of our Company, either voluntary or involuntary, the holders of our new Series A Preferred Stock will be entitled to receive distributions of any of our assets prior and in preference to the holders of our common stock in an amount per share of new Series A preferred stock equal to the sum of (i) the Original Issue Price of $0.75 per share, and (ii) all declared but unpaid dividends on such shares of new Series A Preferred Stock.  Each share of new Series A Preferred Stock will be convertible at the option of the holder into that number of fully-paid, nonassessable shares of common stock determined by dividing the “Original Issue Price” for the new Series A preferred stock by the conversion price of $0.75 per share (subject to adjustment).  Therefore, each share of new Series A Preferred Stock will initially be convertible into one share of our common stock.  Our shares of new Series A Preferred Stock will automatically convert into shares of common stock according to the conversion rate described above upon the first to occur of (i) the consent of a majority of the outstanding shares of Series A Preferred Stock or (ii) the date on which the new Series A Preferred Stock issued on the original issuance date to holders who are not affiliates of the Company may be re-sold by such holders without registration in reliance on Rule 144 promulgated under the Securities Act of 1933, as amended, or another similar exemption.  The holders of our new Series A Preferred Stock will vote together with the holders of our common stock as a single class (on an “as converted” basis) on all matters to which our shareholders have the right to vote, except as may otherwise be required by law.

Series B Preferred Stock

As additional security for the repayment of the Promissory  Notes and pursuant to a Stock Purchase Agreement in 2011, the Company sold the Lender one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitled the Lender to consent to and approve the Company’s or any of its subsidiaries entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by the Company or any of its subsidiaries for the benefit of any creditors. The shares of Series B Preferred Stock shall have the same voting rights as those accruing to the common stock and shall have the right to vote one share of Series B Preferred Stock for each share held by the holders of Series B Preferred Stock, on all matters which come before a vote of the common stock holders. The holder of the Series B Preferred Stock share shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders, before any payment or distribution shall be made on the common stock of the Company or on any other class of stock ranking junior to the Series B Preferred Stock upon liquidation.  In July 2012, in connection with the filing of the Amended and Restated Certificate of Formation, the outstanding Series B Preferred Stock converted into one pre-Reverse Split share of the Company’s common stock.

NOTE 10 – COMMON STOCK

Stock Issuances

During the six months ended June 30, 2012, the Company issued 730,470 shares of Common Stock as follows:

•	57,009 shares were issued in connection with the conversion of the Clyde Berg notes payable and accrued interest. See Note 4.
•	673,461 shares were issued in connection with the conversion of the BMC notes payable and accrued interest. See Note 4.

NOTE 11 – STOCK OPTIONS AND WARRANTS

2003 Stock Option Plan

The 2003 Stock Option Plan was replaced by the 2009 Stock Incentive Plan.  The number of securities originally grantable pursuant to the 2003 Stock Option Plan was 71,429 shares.  Any options granted under the 2003 Stock Option Plan remain in effect. Effective April 1, 2009, all grants of shares have been made from the 2009 Stock Incentive Plan described below.

2009 Stock Incentive Plan

The 2009 Stock Incentive Plan (the “Incentive Plan”) authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the Incentive Plan, to the Company’s employees, officers, directors and consultants.  Options to purchase a total of 44,643 shares were initially authorized to be issued under the Incentive Plan. Effective January 1, 2011, the number of shares available under the Incentive Plan increased by 17,857 shares, and effective January 1, 2012, the number of shares available under the Incentive Plan increased by an additional 17,857 shares. As of June 30, 2012, 17,857 shares have been granted under this plan.

During the six months ended June 30, 2012, no options were granted by the Company.

During the six month period ending June 30, 2012, the Company recognized stock-based compensation expense of $-0-. The remaining amount of unamortized option expense at June 30, 2012 is $-0-.  The intrinsic value of outstanding as well as exercisable options at June 30, 2012 was $-0-.

Activity in options during the six-month period ended June 30, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2012	38,918	$41.72
Granted	0	0
Exercised	0	0
Forfeited and cancelled	0	0

Outstanding at June 30, 2012	38,918	$41.72	5.34

Exercisable at June 30, 2012	38,918	$41.72	5.34

Warrants

During the six-month period ended June 30, 2012, the Company recognized share-based compensation expense of $-0-.  The remaining amount of unamortized warrant expense at June 30, 2012 was $-0-.  The intrinsic value of outstanding as well as exercisable warrants at June 30, 2012 was $-0-.

Activity in warrants during the six months ended June 30, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2012	206,206	$47.85
Granted	0	0
Exercised	0	0
Expired	0	0
Forfeited and cancelled	0	0

Outstanding at June 30, 2012	206,206	$47.85	1.18

Exercisable at June 30, 2012	206,206	$47.85	1.18

PEDCO 2012 Equity Incentive Plan

As a result of the Merger, the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012.  The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 3,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance share, and performance unit under the PEDCO Incentive Plan. As of June 30, 2012, options to purchase 1,345,000 shares of PEDCO common stock and 1,655,000 shares of PEDCO restricted common stock had been granted under this plan (all of which were granted by PEDCO prior to the closing of the Merger, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the Merger).  The Company does not plan to grant any additional awards under the PEDCO Incentive Plan post-Merger.

NOTE 12 – CONTINGENCIES

Quicksilver Resources Lawsuit
In September 2008, the Company and Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million which has been received to date, including $2 million ($1.44 million net of associated legal fees) which was received as final payment in September 2011.

General
Other than the aforementioned matters, the Company is not aware of any other pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

As part of its regular operations, the Company may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters.  Although the Company can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the Company, except as described above, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 13 – BUSINESS SEGMENTS

As of June 30, 2012, the Company has two reportable segments: (1) Oil and Gas Producing Properties and (2) Down-hole Solutions.  A reportable segment is a business unit that has a distinct type of business based upon the type and nature of services and products offered.

The Company evaluates performance and allocates resources based on profit or loss from operations before other income or expense and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The table below reports certain financial information by reportable segment:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues:
Oil and Gas Properties	$108,375	$136,543	$226,589	$243,070
Down-hole Solutions	0	0	0	0
Total Revenue	$108,375	$136,543	$226,589	$243,070

Cost of Goods Sold:
Oil and Gas Properties	$78,614	$86,454	$166,759	$176,234
Down-hole Solutions	15,332	16,710	30,664	37,544
Corporate	203,296	270,060	394,277	696,752
Total Operating expenses	$297,242	$373,224	$591,700	$910,530

Operating profit (loss):
Oil and Gas Properties	$29,761	$50,089	$59,830	$66,836
Down-hole Solutions	(15,332)	(16,710)	(30,664)	(37,544)
Corporate	(203,296)	(270,060)	(394,277)	(696,752)
Operating Loss	$(188,867)	$(236,681)	$(365,111)	$(667,460)

NOTE 14 – DISCONTINUED OPERATIONS

On December 30, 2010, the Company entered into an Asset Purchase Agreement with GlobaLogix, Inc. (“GlobaLogix” and the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Company sold all of its Satellite Communications assets, rights and interests, including all goodwill, customer and vendor contracts (collectively “Satellite Contracts”), inventory, test equipment, software and other assets associated with its Satellite Communications operations to GlobaLogix in consideration for (a) $50,000; and (b) GlobaLogix agreeing to assume any and all liabilities, obligations and rights associated with the Satellite Contracts.  Additionally, GlobaLogix agreed to offer full-time employment to one of the Company’s employees in connection with the Purchase Agreement.  The $50,000 payment was received in January 2011.

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

Net income (loss) from the discontinuance of satellite operations for the three and six months ended June 30, 2012 and 2011 is as follows:

	For the Six Months Ended
	June 30,
	2012	2011
Revenues	$-		$-

Operating expenses:
Bad debts expense	-		(3,686)
Total operating expenses	-		(3,686)

Net income (loss) from discontinued operations	$-	$	(3,686)

At June 30, 2011, bad debt expense of $3,686 was recorded related to a delinquent receivable balance from the discontinued satellite business.

NOTE 15 – SUBSEQUENT EVENTS

Merger with PEDCO

Effective July 27, 2012, the Company completed the transactions contemplated by the January 13, 2012, Agreement and Plan of Reorganization (as amended from time to time, the “Merger Agreement”), by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”).

Pursuant to the Merger Agreement and effective July 27, 2012, MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”).   In connection with the Merger, we will issue former security holders of PEDCO 17,917,261 shares of common stock, 19,716,676 shares of new Series A Preferred Stock (as defined below), warrants to purchase an aggregate of 1,120,000 shares of our common stock, warrants to purchase 692,584 shares of our new Series A Preferred Stock, and options to purchase 4,235,000 shares of our common stock.

Additionally, immediately prior to the Merger becoming effective, the shareholders of the Company approved an Amended and Restated Certificate of Formation which among other things, changed the Company’s name to PEDEVCO Corp., converted all of the Company’s outstanding shares of preferred stock into common stock on a one-for-one basis, and affected a reverse split of the Company’s issued and outstanding shares on a basis of 1:112, with any fractional shares rounded up on a per shareholder basis  the “Reverse Split” and the “Amended and Restated Certificate of Formation”). As a result, the Company’s issued and outstanding common stock decreased from 153,238,555 shares to 1,411,850 shares. All shares and per share amounts used throughout this report have been retroactively revised for the impact of the Reverse Split. The Amended and Restated Certificate of Formation also increased the Company’s authorized capital stock subsequent to the Reverse Split from 180,000,000 shares of common stock to 200,000,000 shares of common stock and from 20,000,000 shares of preferred stock to 100,000,000 shares of preferred stock.  Finally, on or around July 27, 2012, the Company filed an Amended and Restated Series A Convertible Preferred designation with the Secretary of State of Texas.

The acquisition is being accounted for as a “reverse acquisition,” and Pacific Energy Development Corp. is deemed to be the accounting acquirer in the acquisition. The Company’s assets and liabilities are recorded at their fair value. Pacific Energy Development Corp.'s assets and liabilities are carried forward at their historical costs. The financial statements of Pacific Energy Development Corp. are presented as the continuing accounting entity since it is the acquirer for the purpose of applying purchase accounting. The equity section of the balance sheet and earnings per share of Pacific Energy Development Corp. are retroactively restated to reflect the effect of the exchange ratio established in the merger agreement. Goodwill is recorded for the excess of fair value of consideration transferred and fair value of net assets. As a result of the issuance of the shares of common stock pursuant to the merger agreement, a change in control of the Company will occur as a result of the acquisition.

The Company is in the process of valuing the assets acquired and liabilities assumed. Disclosures required by ASC 805, Business Combinations, will be provided once the initial accounting for the merger is complete.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, which plan authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants.  A total of 6,000,000 shares are eligible to be issued under the 2012 Incentive Plan.

Guijarral Hills Exploitation Project

On August 6, 2012, the Company was notified by Solimar Energy, LLC (“Solimar”) of Solimar’s desire to assign the Guijarral Hills Wells No. 76-33 (“Well”) to Vintage Production California LLC (“Vintage”), the lessor of the Well in return for payment of the salvage value of the equipment in the Well.  Pursuant to the Guijarall Hills Joint Operating Agreement among Solimar, the Company and Neon Energy Corporation,  the Company had 48 hours to respond to this notification as to its intent to either take over the Well and be responsible for all plugging and abandoning and clean-up costs, or in the alternative, agree to assign its interest in the Well to Vintage, who would be responsible for Well plugging, abandoning and clean-up costs.  The Company did not respond within the 48 hours  and thus gave up its right to take over the Well and agreed to assign its interest in the Well to Vintage.  As of August 10, 2012 Solimar had offered the well assignment to Vintage but Vintage had not yet responded as to its intentions whether to accept it or not.  The Guijarral Hills Field lease will expire pursuant to its own terms on September 30, 2012.

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

Merger

On January 13, 2012, the Company entered into an Agreement and Plan of Reorganization with Blast Acquisition Corp., a newly formed wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”), pursuant to which MergerCo was to be merged with and into PEDCO, with PEDCO being the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”).  The Merger closed on July 27, 2012.   In connection with the Merger, we will issue former security holders of PEDCO 17,917,261 shares of common stock, 19,716,676 shares of new Series A Preferred Stock (as defined below), warrants to purchase an aggregate of 1,120,000 shares of our common stock, warrants to purchase 692,584 shares of our new Series A Preferred Stock, and options to purchase 4,235,000 shares of our common stock (all post-Reverse Split (as defined below) shares).

Additionally on or around July 27, 2012, the Company filed an Amended and Restated Certificate of Formation with the Secretary of State of Texas, which among other things, changed the Company’s name to PEDEVCO Corp., converted all of the Company’s outstanding shares of preferred stock into common stock on a one-for-one basis, and affected a reverse split of the Company’s issued and outstanding shares on a basis of 1:112 (the “Reverse Split”), with any fractional shares rounded up on a per shareholder basis. As a result, the Company’s issued and outstanding shares of common stock decreased from 153,238,555 shares to approximately 1,411,850 shares (which does not affect the issuance of shares in connection with the Merger as described above). All shares and per share amounts used throughout this report have been retroactively revised for the impact of the Reverse Split. The Amended and Restated Certificate of Formation also increased the Company’s authorized capital stock subsequent to the Reverse Split from 180,000,000 shares of common stock to 200,000,000 shares of common stock and from 20,000,000 shares of preferred stock to 100,000,000 shares of preferred stock.  Finally, on July 27, 2012, the Company filed an Amended and Restated Series A Convertible Preferred designation with the Secretary of State of Texas (the “new Series A Preferred Stock”).

The holders of the shares of our new Series A Preferred Stock will be entitled to receive non-cumulative dividends at an annual rate of 6% of the “Original Issue Price” per share for the new Series A Preferred Stock, which is $0.75 per share (as appropriately adjusted for any recapitalizations).  These dividends will only accrue and become payable if declared by our Board of Directors in its discretion.  The right to receive dividends on shares of Series A Preferred Stock will not be cumulative, and no right to such dividends will accrue to holders of Series A Preferred Stock by reason of the fact that dividends on said shares are not declared or paid in any calendar year.  All declared but unpaid dividends of the shares of new Series A Preferred Stock will be payable in cash upon conversion of such shares.  Any dividends declared on our new Series A Preferred Stock will be prior and in preference to any declaration or payment of any dividends or other distributions on our common stock. In the event of any liquidation, dissolution or winding up of our Company, either voluntary or involuntary, the holders of our new Series A Preferred Stock will be entitled to receive distributions of any of our assets prior and in preference to the holders of our common stock in an amount per share of new Series A preferred stock equal to the sum of (i) the Original Issue Price of $0.75 per share, and (ii) all declared but unpaid dividends on such shares of new Series A Preferred Stock.  Each share of new Series A Preferred Stock will be convertible at the option of the holder into that number of fully-paid, non-assessable shares of common stock determined by dividing the “Original Issue Price” for the new Series A preferred stock by the conversion price of $0.75 per share (subject to adjustment).  Therefore, each share of new Series A Preferred Stock will initially be convertible into one share of our common stock.  Our shares of new Series A Preferred Stock will automatically convert into shares of common stock according to the conversion rate described above upon the first to occur of (i) the consent of a majority of the outstanding shares of Series A Preferred Stock or (ii) the date on which the new Series A Preferred Stock issued on the original issuance date to holders who are not affiliates of the Company may be re-sold by such holders without registration in reliance on Rule 144 promulgated under the Securities Act of 1933, as amended, or another similar exemption.  The holders of our new Series A Preferred Stock will vote together with the holders of our common stock as a single class (on an as converted basis) on all matters to which our shareholders have the right to vote, except as may otherwise be required by law.

--------------------------------

The following discussion and analysis of the Company’s operations and financial condition is as of June 30, 2012, prior to the July 27, 2012, closing of the Merger. As a result of the Merger, the operations and assets of PEDCO  became the operations and assets of the Company (provided that the Company maintained its prior pre-Merger operations and assets).  However, as the Merger closed after the date of the financial statements set forth herein, the disclosures and financial statements below relate (except as otherwise provided) to the Company’s pre-Merger operations and assets.  For more information regarding PEDCO, including its business, plan of operations, and risk factors regarding its operations readers are encouraged to review the Company’s Definitive Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on July 3, 2012 (the “Proxy Statement”) and the Amendment Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2012.  The Company’s Form 10-Q for the Quarter Ended September 30, 2012 will include information regarding the operations of the combined company and results of operations which include PEDCO, which is subsequent to the Merger, the Company’s wholly-owned subsidiary.

Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

Business Overview

Unless otherwise indicated, we use “PEDEVCO,” “the Company,” “we,” “our” and “us” in this quarterly report to refer to the businesses of PEDEVCO Corp., formerly Blast Energy Services, Inc. and its subsidiaries before giving effect to the Merger.

Prior to the closing of the Merger, the Company was seeking to become an independent oil and gas producer with additional revenue potential from its applied fluid jetting technology. We planned to grow operations initially through the acquisition of oil producing properties (as described below) and then eventually, to acquire oil and gas properties where our applied fluid jetting process could be used to increase the field production volumes and value of the properties in which we own an interest.

Subsequent to the Merger, the Company plans to continue its pre-Merger operations and to (i) engage in the business of oil and gas exploration, development and production of primarily shale oil and gas and secondarily conventional oil and gas opportunities in the United States, and (ii) subsequently utilize its strategic relationships for exploration, development and production in the Pacific Rim countries, with a particular focus in China.

Effective in connection with the closing of the Merger, a change in control of the Company occurred, and the former shareholders of PEDCO obtained voting control over the Company.  The current significant shareholders of the Company are described in greater detail in the report on Form 8-K/A, filed with the Securities and Exchange Commission on August 8, 2012 (the “Form 8-K/A”).

Effective on July 27, 2012, as a required term of the Merger, Roger P. (Pat) Herbert resigned as a Director of, as Chairman of the Board of Directors of, and as Interim President and Chief Executive Officer of the Company; Donald E. Boyd resigned as a member of the Board of Directors of the Company; and John A. MacDonald resigned as the Executive Vice President, Chief Financial Officer and Secretary of the Company.

Additionally effective July 27, 2012, Frank C. Ingriselli was appointed as Chairman of the Board of Directors of the Company and Michael L. Peterson and Jamie Tseng were appointed as Directors of the Company, and Mr. Ingriselli was further appointed as the President and Chief Executive Officer of the Company; Mr. Peterson was further appointed as the Chief Financial Officer and Executive Vice President of the Company; Mr. Tseng was further appointed as the Senior Vice President of the Company; and Clark R. Moore was appointed as the Executive Vice President, General Counsel and Secretary of the Company.

Biographical information for the new officers and Directors of the Company is set forth in the Form 8-K/A.

Oil and Gas Properties As of June 30, 2012

As noted above, this discussion does not include information regarding the properties of PEDCO acquired in the Merger, which are described in greater detail in the Proxy Statement.

North Sugar Valley Field

On September 23, 2010, the Company closed on a sales agreement with Sun Resources Texas, Inc. (“Sun”) a privately-held company based in Longview, Texas, to acquire Sun’s oil and gas interests in the North Sugar Valley Field located in Matagorda County, Texas for a total purchase price of $1,181,000. Under the terms of the agreement, the purchase price was paid in cash, common stock and through the issuance of a promissory note (which has since been repaid) for Sun’s approximately 65% working interest (net revenue interest of approximately 50%) in three wells.  The acquired wells are currently producing a total of approximately 43 gross barrels of oil per day (or approximately 21.5 net barrels of oil) from the Gravier Sand formation, which our year end reserve report estimates contains approximately 44,640 barrels of recoverable reserves net to the interest acquired by the Company.

The effective date of the sale was October 1, 2010. Under the terms of the agreement, Sun will continue to act as Operator of the properties.  Sun has retained a 1% working interest in the wells.

Guijarral Hills Exploitation Project

In February 2011, the Company entered into a farmout agreement with Solimar Energy LLC (“Solimar”), which provided the Company the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California. Solimar is a wholly-owned subsidiary of Solimar Energy Limited, a publicly-traded company on the Australia Stock Exchange based in Melbourne, Australia.

Under the terms of the agreement with Solimar, the Company was to participate in the Guijarral Hills project on a promoted basis of 66-2/3 percent (%) of the costs to drill and complete the initial planned exploratory well. After the drilling of the initial well, the Company was to earn a 50% working interest, with net revenue interest of 38% in the entire project’s acreage position and will be required to contribute on an equal heads up basis (i.e., 50% of all costs) on any additional wells that may be drilled in the project.

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

However, none of the zones tested resulted in an oil producing well. Solimar and the Company have discussed the potential of further testing on the well, including an evaluation of a large interval of Kreyhegan Shale that was encountered while drilling.

Modification Agreement

On December 22, 2011, the Company entered into a Modification Agreement ("Modification Agreement") with Solimar.  The Modification Agreement amended certain existing agreements, including the Guijarral Hills Farmout Agreement and the related Guijarral Hills Joint Operating Agreement with Solimar.

Solimar purchased 25% of the 100% working interest in the Solimar Energy 76-33 Well (modifying the Farmout Agreement which provided for the Company to hold 50% of the 100% working interest), and the Company agreed to participate on all go-forward costs associated with the Guijarral Hills project on a heads up 25% of 100% basis (governed by the JOA) in exchange for $311,872 of unpaid drilling costs.

The Farmout Agreement and subsequent participation in the Solimar Energy 76-33 well is reported in the balance sheet under “Unproved oil and gas properties, not subject to amortization.”

Recent Updates to Project

On August 6, 2012, the Company was notified by Solimar Energy, LLC (“Solimar”) of its desire to assign the Guijarral Hills Wells No. 76-33 (“Well”) to Vintage Production California LLC (“Vintage”), the lessor of the Well in return for payment of the salvage value of the equipment in the Well.  Pursuant to the Guijarall Hills Joint Operating Agreement among Solimar, the Company and Neon Energy Corporation,  the Company had 48 hours to respond to this notification as to its intent to either take over the Well and be responsible for all plugging and abandoning and clean-up costs, or in the alternative, agree to assign its interest in the Well to Vintage, who would be responsible for Well plugging, abandoning and clean-up costs.  The Company did not respond within the 48 hours  and thus gave up its right to take over the Well and agreed to assign its interest in the Well to Vintage.  As of August 10, 2012 Solimar had offered the well assignment to Vintage but Vintage had not yet responded as to its intentions whether to accept it or not. The Guijarral Hills Field lease will expire pursuant to its own terms on September 30, 2012.

Applied Fluid Jetting Technology

Over the past several years, the Company has developed a down-hole stimulation service that management believes has the potential to dramatically increase production volumes and reserves from existing or newly drilled wells.  The Company previously filed for a patent on behalf of the inventor to protect this proprietary AFJ process and has recently received a notice of allowance from the U.S. Patent Office. This notice means that the patent will be awarded to the inventor upon the payment of certain filing and issuance fees which the Company has paid. The Company is currently in the process of working with the inventor to assign the rights to the patent to the Company.

The theory behind AFJ is both simple and extremely bold to maximize the reservoir area contacted by the well bore, both vertically and horizontally, in order to increase production rates and improve reservoir recovery rates. Recent experience has moved the theory closer to commercial realization. The Company enters existing or new well bores to access the productive formations containing oil and natural gas. By jetting laterally into the formations, more of the reservoir is exposed to the wellbore and if successful, additional hydrocarbons are flowed to the surface. It is believed that this AFJ process can be successful in many types of sandstone and limestone/carbonate formations.

During 2009, the Company further tested the AFJ process on wells in the Austin Chalk play in Central Texas operated by Reliance Oil & Gas, Inc. (“Reliance”) with some initial production success. Later the Company attempted to apply the process to third-party wells in West Texas and in Kentucky. Unfortunately, due to mechanical failures of the surface equipment we were not able to achieve any lateral jetting in the down-hole environment. Currently the AFJ rig and other support vehicles have been moved back to a storage yard in Spring, Texas. The Company intends to restart its down-hole stimulation service line over the next few years once liquidity permits.

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

The BMC Debt Conversion Agreement modified the Notes to provide that all principal and accrued interest under the Notes shall be converted into shares of the Company's Common Stock at a conversion price of $2.24 per share (the “Conversion”).   On May 29, 2012, BMC and Berg entered into a “First Amendment to the Voting Agreement and Debt Conversion Agreement” (the “Amendment”).  On June 26, 2012, the outstanding principal under the Notes, consisting of $1,120,000 under the BMC Note and $100,000 under the Berg Note and accrued interest of $415,953, comprised of $388,553 under the BMC Note and $27,700 under the Berg Note was converted into 730,470 shares of the Company’s Common Stock.

Debt Modifications

In connection with the Merger, on January 13, 2012, the Company entered into the Amendment to Note Purchase Agreement (the “Note Purchase Amendment”), and on May 29, 2012, the Company entered into the Second Amendment to First Tranche Promissory Note and the Second Amendment to the Second Tranche Promissory Note (collectively, the “Second Amendments to the Promissory Notes”), with the Lender in connection with the Company’s debt obligations under certain secured notes with the Lender. The Note Purchase Amendment  and the Second Amendments to the Promissory Notes amended the Note Purchase Agreement, dated February 24, 2011 (the “Note Purchase Agreement”) primarily in order (i) to grant consent to the Merger Agreement, (ii) to waive, solely with respect to the Company post-Merger, certain loan covenants and restrictions as they relate to the assets of PEDCO and the operations of the Company post-Merger, (iii) to waive the Lender’s right of first refusal to provide additional funding to the Company; and (iv) to provide for the conversion of up to 50% of the loan amounts outstanding to the Lender in the original principal amount of $2,522,111, of which approximately $1,306,078 was owed as of the date of the parties entry into the Note Purchase Amendment, into shares of the Company’s Common Stock at $0.75 per share at the option of Lender at any time after June 9, 2012, provided that the Company in its sole discretion may waive the 50% conversion limitation.  The conversion rights described above are subject to the Lender being prohibited from converting any portion of the outstanding notes which would cause it to beneficially own more than 4.99% of the Company’s then outstanding shares of common stock, subject to the Lender’s right to increase such limit to up to 9.99% of the Company’s outstanding shares with 61 days prior written notice to the Company.

The Promissory Notes issued in connection with the Note Purchase Amendment were amended to provide an extension of the maturity date of such Promissory Notes, which were due February 2, 2012 under the terms of the original notes, to the earlier of (i) thirty (30) days after the termination of the Merger Agreement, if the Merger Agreement is terminated before June 1, 2012, (ii) August 1, 2012, or (iii) the date all obligations and indebtedness under such Promissory Notes are accelerated in accordance with the terms and conditions of such Promissory Notes.  Furthermore, commencing February 2, 2012, the interest amount on the Promissory Notes was increased from 10% to 18% per annum, and the new interest rate includes both the principal amount and the Exit Fee payable below, and as further described under the Promissory Notes.  Lastly, the Exit Fee, which is 12% of the repayment amount, was increased by an aggregate of $15,000 for the Promissory Notes.

Other Debt Conversions

In connection with the Merger, the Company further approved the conversion of certain other outstanding debt obligations of the Company at $2.24 per share. As of June 30, 2012, these debt obligations include: $335,500 of accrued compensation due to the members of Board of Directors, $6,150 of short term loans from members of the Board of Directors, and $225,958 of accrued salaries and vacation pay owed to the Company’s employees for a total amount of $567,608.  These amounts will convert at $2.24 per share under debt conversion agreements (“Debt Conversion Agreements”) into approximately 253,396 shares of the Company’s Common Stock shortly after the date of this filing. Additionally, in May 2012, under the terms of a settlement amongst the principals for Trident, the placement fee amount owed by the Company was reduced to $47,960 and debt conversion agreements for this payable amount were signed as described herein.  This amount will convert at $2.24 per share into approximately 21,411 shares of the Company’s Common Stock shortly after the date of this filing.

Lending Arrangement

On February 24, 2011 (the “Closing”), the Company entered into the  Note Purchase Agreement  and related agreements (as described below) with Centurion Credit Funding LLC (“the Lender”) to fund its Guijarral Hills project and to repay the Sun promissory note. Pursuant to the Purchase Agreement, the Company agreed with the Lender to enter into the Promissory Notes in the aggregate principal amount of $2,522,111, with a Senior Secured Promissory Note in the amount of $2,111,111 (the “First Note”) delivered to the Lender at the Closing and a second Note delivered in April 2011 in the amount of $411,000 (the “Second Note”).

The Company granted the Lender a right of first refusal to provide the Company with additional funding on such terms and conditions as the Company may receive from third parties, until the later of (a) one year from the date that the Promissory Notes are repaid in full; or (b) such time as the Company ceases paying a Royalty to the Lender pursuant to the Royalty Agreement (described below).

The Company also agreed that if the test well on the project failed to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, the Company would issue to the Lender a common stock purchase warrant to purchase up to 107,143 shares of the Company’s common stock (the “Warrant”).  The Warrant will have a term of two years, and provide for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission.  The Warrant will also contain certain anti-dilution provisions and will have an exercise price, in the event it is granted, equal to the weighted average of the trading price of the Company’s common stock over the ten day period prior to the grant date. The Warrant was granted in October 2011. In April 2012, the warrant agreement was further amended to provide that the lowest exercise price of the warrant is $1.12 per share. As a result of this warrant grant and under the terms of the finder fee agreement with Trident Partners, they have earned warrants to purchase 10,714 shares under the same terms.

The Company delivered to the Lender the First and Second Notes in the amount of $2,111,111 and $411,000 at the Closing. The Company paid an aggregate original issue discount to the Lender on the notes of 10%, or $252,211 (the “Original Issue Discount”).  The notes accrue interest at the rate of ten percent (10%) per annum.

The terms of this note were amended in February 2012 and May 2012 as described above. The Company also agreed to pay the Lender an exit fee at such time as the First Note is paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”).

The Company incurred $381,506 in legal and finders’ fees associated with the lending arrangement, which has been recorded as deferred financing costs to be amortized over the term of the notes.  Net proceeds to the Company after the original issue discount, reimbursement of the lender’s legal fees and the Company’s own expenses were approximately $1.6 million with an effective interest rate of approximately 36%.

Stock Purchase Agreement

As additional security for the repayment of the Loans, and pursuant to a Stock Purchase Agreement, the Company sold the Lender one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitles the Lender to consent to and approve the Company’s or any of its subsidiaries’ entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by the Company or any of its subsidiaries for the benefit of any creditors.  The Company assigned no value to this Series B Preferred Share.  The one share of the Company’s Series B Preferred Stock was converted on a one-for-one basis into one (1) share of the Company’s pre-Reverse Split common stock in connection with the Merger. See Note 15.

Royalty Payment Letter

As additional consideration for the Lender agreeing to make the Loans, the Company agreed to a Royalty Payment Letter (the “Royalty Payment Letter”) to pay the Lender 30% of all amounts earned (the “Royalty”) by the Company under the initial test well.

In connection with the Merger in July 2012 the Company is planning to convert the other outstanding debt obligations that are covered by debt conversion agreements into common stock. See Note 4.

Warrant Agreement

On February 24, 2011, the Company and the Lender entered into the Note Purchase Agreement which provided that if the Test Well failed to achieve an initial production average of at least 350 barrels of oil equivalent per day for the 30-day period commencing on the first day on which the Test Well is at full production, the Company would issue to the Lender a common stock purchase warrant to purchase up to 107,143 shares of the Company’s common stock (the “Warrant”).  The Warrant will have a term of two years, and provide for cashless exercise rights in the event the shares of common stock issuable upon exercise of the Warrant are not registered with the Commission.  The Warrant will also contain certain anti-dilution provisions and will have an exercise price, in the event it is granted, equal to the weighted average of the trading price of the Company’s common stock over the ten day period prior to the grant date. The Warrant was granted in October 2011. In April 2012, the warrant agreement was further amended to provide that the lowest exercise price of the warrant is $1.12 per share. As a result of this warrant issuance and under the terms of the finder fee agreement with Trident Partners, they have earned warrants to purchase 10,714 shares under the same terms.

Placement Agreement

In May 2012, Trident, various affiliates of Trident and the Company agreed to enter into settlement agreements to release each other from any ongoing claims and obligations.  Pursuant to the settlement agreements, the $119,990 finder’s fee payable to Trident was reduced to $47,960 by the payment in early May 2012 to Trident and certain affiliates (provided that we reserved the right to convert such unpaid fees into shares of our common stock at the rate of $2.24 per share at any time upon notice from the Company prior to December 31, 2012).  The settlement will result in a gain from a reduction in payables in the amount of $62,030.

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

Oil and Gas Properties, Full Cost Method.  The Company uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs, and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a field by field basis. Sales of oil and gas properties or interests therein are credited against capitalized costs in the full cost pool. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company will assess the probability of realization of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of oil and gas properties will be amortized using the units of production method.

Ceiling Test.  In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date commencing on December 31, 2010, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves, discounted at a 10% interest rate of future net revenues based on current operating conditions at the end of the period and the average, first day of the month price received for oil and gas production over the preceding 12 month period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.

Following the Merger, the Company will follow the successful efforts method of accounting for oil and gas producing activities.

Accounting for Asset Retirement Obligations.  If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, the Company will record a liability (an asset retirement obligation or “ARO”) on its consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statement of income.

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

Comparison of the Three Months Ended June 30, 2012 with the Three Months Ended June 30, 2011

Oil and Gas Properties.  Oil and gas revenues decreased by $29,000 to $108,000 for the three months ended June 30, 2012 compared to $137,000 for the three months ended June 30, 2011 primarily due to lower production volumes from the Sugar Valley field.  Operating expenses associated with the oil and gas properties decreased by $7,000 to $79,000 for the three months ended June 30, 2012 compared to $86,000 for the three months ended June 30, 2011 as certain expenses are related to the lower production volumes. The gross profit from oil and gas activities for the three months ended June 30, 2012 was $30,000 compared to $50,000 for the same period in 2011.

Down-hole Solutions.  There were no Down-hole Solutions’ revenues for the three months ended June 30, 2012 or 2011. The loss from Down-hole Solutions decreased by $2,000 to $15,000 for the three months ended June 30, 2012 compared to a loss of $17,000 for the three months ended June 30, 2011. This reduction is related to storage fees and equipment related insurance premiums in 2011 not applicable to 2012.

Depreciation, Depletion and Amortization (“DD&A”). DD&A costs appear consistent at $37,000 for the three months ended June 30, 2012 compared to $37,000 for the three months ended June 30, 2011.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses decreased by $67,000 to $203,000 for the three months ended June 30, 2012 compared to $270,000 for the three months ended June 30, 2011. The decrease was primarily due to stock compensation expense in 2011 not applicable to 2012 and a reduction in 2012 payroll and overhead costs partially offset by higher legal fees and external services associated with the pending merger.

	For the Three Months Ended June 30,
(in thousands)	2012	2011	Increase (Decrease)
Payroll and related costs	$30	$120	$(90)
Option and warrant expense	0	46	(46)
Legal fees and settlements	56	9	47
External services	91	65	26
Insurance	23	13	10
Travel & entertainment	0	5	(5)
Office rent, communications, misc.	3	12	(9)
	$203	$270	$(67)

Other Income.  Other income was $62,000 for the three months ended June 30, 2012 compared to $-0- for the three months ended June 30, 2011.  The increase resulted from the net impact from the placement fee dispute settlement agreements with Trident.

Interest Expense.  Interest expense was $162,000 for the three months ended June 30, 2012 compared to $254,000 for the three months ended June 30, 2011, a decrease of $92,000 from the prior period. This decrease is primarily due to a partial payment toward the principal of the lending arrangement that closed in February 2011 following the receipt of the final payment under the Quicksilver lawsuit settlement received in September 2011.

Loss From Continuing Operations. The loss from continuing operations decreased by $202,000 to $289,000 for the three months ended June 30, 2012 compared to a loss from continuing operations of $491,000 for the three months ended June 30, 2011. This decrease is primarily due to stock compensation expense associated with the granting of options in 2011 not applicable to 2012 and Quicksilver’s interest expense in 2011 which was not applicable in 2012.

Loss From Discontinued Operations. Loss from discontinued operations was $-0- for the three months ended June 30, 2012 and June 30, 2011.

Net Loss.  Net loss decreased by $202,000 to a net loss of $289,000 for the three months ended June 30, 2012 compared to a net loss of $491,000 for the three months ended June 30, 2011.  This decrease is primarily due to stock compensation expense associated with the granting of options in 2011, which was not applicable to 2012 and Quicksilver’s interest expense in 2011 which was not applicable in 2012.

Comparison of the Six Months Ended June 30, 2012 with the Six Months Ended June 30, 2011

Oil and Gas Properties.  Oil and gas revenues decreased by $16,000 to $227,000 for the six months ended June 30, 2012 compared to $243,000 for the six months ended June 30, 2011 primarily due to lower production volumes from the Sugar Valley field.  Operating expenses associated with the oil and gas properties decreased by $9,000 to $167,000 for the six months ended June 30, 2012 compared to $176,000 for the six months ended June 30, 2011 as certain expenses are related to the lower production volumes. The gross profit from oil and gas activities for the six months ended June 30, 2012 was $60,000 compared to $67,000 for the same period in 2011.

Down-hole Solutions.  There were no Down-hole Solutions’ revenues for the six months ended June 30, 2012 or 2011. The loss from Down-hole Solutions decreased by $7,000 to $31,000 for the six months ended June 30, 2012 compared to a loss of $38,000 for the six months ended June 30, 2011. This reduction is related to storage fees and equipment related insurance premiums in 2011 not applicable to 2012.

Depreciation, Depletion and Amortization (“DD&A”). DD&A costs increased $1,000 to $73,000 for the six months ended June 30, 2012 compared to $72,000 for the six months ended June 30, 2011.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses decreased by $303,000 to $394,000 for the six months ended June 30, 2012 compared to $697,000 for the six months ended June 30, 2011. The decrease was primarily due to stock compensation expense in 2011 not applicable to 2012 and a reduction in 2012 payroll and overhead costs partially offset by higher legal fees associated with the pending merger.

	For the Six Months Ended June 30,
(in thousands)	2012	2011	Increase (Decrease)
Payroll and related costs	$68	$222	$(154)
Option and warrant expense	0	217	(217)
Legal fees and settlements	122	21	101
External services	165	157	8
Insurance	35	35	0
Travel & entertainment	0	12	(12)
Office rent, communications, misc.	4	33	(29)
	$394	$697	$(303)

Other Income.  Other income was $62,000 for the six months ended June 30, 2012 compared to $-0- for the six months ended June 30, 2011.  The increase resulted from the net impact from the placement fee dispute settlement agreements with Trident.

Interest Expense.
Interest expense was $352,000 for the six months ended June 30, 2012 compared to $368,000 for the six months ended June 30, 2011, a decrease of $16,000 from the prior period. This decrease is primarily due to a partial payment toward the principal of the lending arrangement that closed in February 2011 following the receipt of the final payment under the Quicksilver lawsuit settlement received in September 2011, partially offset by  the expensing of the portion of the debt discount and deferred financing costs associated with the principal payment during the 2011 period as well as the Exit Fee calculated on the remaining principal balance which was triggered by the agreement with the lender to extend the maturity date of the note from February 2012 to August 2012.

Loss From Continuing Operations. The loss from continuing operations decreased by $381,000 to $655,000 for the six months ended June 30, 2012 compared to a loss from continuing operations of $1,036,000 for the six months ended June 30, 2011. This decrease is primarily due to stock compensation expense associated with the granting of options in 2011 not applicable to 2012.

Loss From Discontinued Operations. Loss from discontinued operations was $-0- for the six months ended June 30, 2012 compared to a loss from discontinued operations of $3,686 for the six months ended June 30, 2011.

Net Loss.  Net loss decreased by $384,000 to a net loss of $655,000 for the six months ended June 30, 2012 compared to a net loss of $1,039,000 for the six months ended June 30, 2011.  This decrease is primarily due to stock compensation expense associated with the granting of options in 2011, which was not applicable to 2012.

Liquidity and Capital Resources

Prior to the completion of the merger with PEDCO, PEDCO raised approximately $11.5 million through the sale of Series A Preferred stock (the “Offering”).  The Offering closed on July 27, 2012.  The proceeds of this offering have been used by PEDCO to purchase producing oil and gas assets in the Eagle Ford shale prospect in southern Texas as well as prospective oil and gas leases in the Niobrara shale prospect in Colorado and for general working capital expenses.  The Eagle Ford asset had two producing wells when purchased and the Company has been receiving revenues since March from those wells.  A third well was drilled and completed in July 2012, oil and gas is being produced and revenues to the Company are expected in September 2012.  In the Niobrara asset, the first well has been completed successfully, oil and gas is being sold and revenues are being produced.  Management plans on drilling two additional wells in the Niobrara asset by year end and has the cash on hand to do so.  The Company’s management believes it can execute its business plan of developing their current assets as well as raising additional capital to purchase and develop additional oil and gas properties.

The Company had total current assets of $57,000 as of June 30, 2012, including cash of $2,000, compared to total current assets of $66,000 as of December 31, 2011, including a cash balance of $19,000.

The Company had total assets of $1.8 million as of June 30, 2012 and $1.9 million as of December 31, 2011.  Included in total assets as of June 30, 2012 and December 31, 2011 were $1.2 million of proved oil and gas properties subject to amortization.

The Company had total liabilities of $2.6 million as of June 30, 2012, including current liabilities of $2.5 million, compared to total liabilities of $3.6 million as of December 31, 2011, including current liabilities of $2.5 million.

The Company had negative working capital of $2.5 million, total stockholders’ deficit of $0.8 million and a total accumulated deficit of $78.9 million as of June 30, 2012, compared to negative working capital of $2.4 million, total stockholders’ deficit of $1.7 million and a total accumulated deficit of $78.2 million as of December 31, 2011.

On January 13, 2012, the Company entered into the Merger Agreement, described above, which Merger closed on July 27, 2012.  Following the consummation of the Merger, the Company acquired the assets and operations of and assumed the debts, obligations, and liabilities of PEDCO, which are described in greater detail in the Proxy Statement.  As the Merger had not closed as of June 30, 2012, the date of the financial statements included herein, such financial statements do not include the assets, liabilities or operations of PEDCO, which will be included in the Company’s next quarterly report.

Prior to the closing of the Merger, PEDCO advanced the Company approximately $488,330 to cover the Company’s operating and merger expenses and an additional $30,000 in the form of a deposit which amounts were forgiven by PEDCO upon the closing of the Merger.

Cash Flows From Operating Activities. The Company had net cash used in operating activities of approximately $386,000 for the six months ended June 30, 2012 which was primarily due to $655,000 of loss from continuing operations offset by $191,000 of amortization of financing costs.

Cash Flows from Investing Activities. The Company had no net cash used in investing activities for the six months ended June 30, 2012.

Cash Flows from Financing Activities. The Company had net cash provided from financing activities of $369,000 for the six months ended June 30, 2012 which was due to borrowings on short-term debt.

Recent Accounting Pronouncements

For the period ended June 30, 2012, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended  December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings

Quicksilver Resources Lawsuit
In September 2008, the Company and Eagle Domestic Drilling Operations LLC, our wholly-owned subsidiary (“Eagle”), entered into a Compromise Settlement and Release Agreement with Quicksilver Resources, Inc. (“Quicksilver”) in the Court to resolve the pending litigation and the parties agreed to release all claims against one another and certain related parties. Quicksilver agreed to pay Eagle a total of $10 million which has been received to date, including $2 million ($1.44 million net of associated legal fees) which was received in September 2011.

General
Other than the aforementioned matters, the Company is not aware of any other pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

As part of its regular operations, the Company may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters.  Although the Company can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the Company, except as described above, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012 and its Definitive Proxy Statement on Schedule 14A, filed with the Commission on July 3, 2012, which included risk factors regarding the Company, PEDCO and the post-Merger operations of the Company.  Investors are encouraged to read and review the risk factors included in the Form 10-K and Proxy Statement prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Included below is a summary of the unregistered sales of equity securities affected by the Company prior to and including the date of the Merger:

In connection with the Merger Agreement, the Company entered into other agreements, including the Debt Conversion Agreement (the “BMC Debt Conversion Agreement”) with Berg McAfee Companies, LLC, a California limited liability company (“BMC”), and Clyde Berg, an individual (“Berg”).  The Company had previously entered into: (1) a Secured Promissory Note Agreement, dated February 27, 2008, as amended on January 5, 2011, with BMC in the aggregate principal amount of $1,120,000 (the "BMC Note"); and (2) a Promissory Note, dated May 19, 2011, with Berg in the aggregate principal amount of $100,000 (the "Berg Note" and collectively with the BMC Note, the “Notes”).

On June 26, 2012, the Company provided BMC and Berg notice of its intent to exercise its rights under the BMC Debt Conversion Agreement.  On June 27, 2012, all amounts of principal and accrued interest under the Notes, which totaled $1,636,253, were extinguished in connection with the issuance of shares of common stock in the Company as follows: $1,508,553 of principal and interest was converted into 673,461 shares of common stock under the BMC Note, and $127,700 of principal and interest was converted into 57,009 shares of common stock under the Berg Note, for a total of 730,470 shares of common stock.  The shares were issued at a conversion price of $2.24 per share of common stock as provided for in the Debt Conversion Agreement, and represent 49% of the then total voting shares of the Company.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were  “accredited investors”. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

As described above, all of the Company’s outstanding shares of Series A Convertible Preferred Stock and Series B Preferred Stock were automatically converted into shares of common stock on a one for one hundred and twelve (1:112) basis in connection with the Amended and Restated Certificate of Formation.

We claim an exemption from registration afforded by Section 3(a)(9) of the Act for the above conversions, as the securities were exchanged by the Company with its existing security holder exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

In connection with the closing of the Merger, the Company has agreed to issue an aggregate of 17,917,261 shares of common stock and 19,716,676 shares of new Series A Preferred Stock to former shareholders of PEDCO.

Additionally, the Company agreed to grant warrants to purchase an aggregate of (1) 100,000 shares of common stock with an exercise price of $0.08 per share; (2) 500,000 shares of common stock with an exercise price of $1.25 per share; (3) 500,000 shares of common stock with an exercise price of $1.50 per share; (4) 20,000 shares of common stock with an exercise price of $0.75 per share, to former common stock warrant holders of PEDCO; and (5) 692,584 shares of new Series A Convertible Preferred Stock with an exercise price of $0.75 per share to former Series A Convertible Preferred Stock warrant holders of PEDCO; and options to purchase an aggregate of 470,000 shares of common stock with an exercise price of $0.08 per share; 365,000 shares of common stock with an exercise price of $0.10 per share; and 3,400,000 shares of the Company’s common stock with an exercise price of $0.17 per share, to former option holders of PEDCO.

Additionally, promptly after the filing of this report, the Company intends to provide the debt holders who entered into Debt Conversion Agreements with the Company in January 2012, notice of the Company’s intent to convert such individuals’ and entities’ debt into shares of the Company’s common stock at a rate of $2.24 per share.  We anticipate that approximately 253,396 shares of common stock will be issued to the various debt holders in connection with and pursuant to the Debt Conversion Agreements.

The issuances and grants described above will be exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Act since the foregoing issuances and grants will not involve a public offering, the recipients will take the securities for investment and not resale, the Company will take appropriate measures to restrict transfer, and the recipients will (a) be “accredited investors”; (b) have access to similar documentation and information as would be required in a Registration Statement under the Act; and/or (c) be non-U.S. persons.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

1.1	Second Amendment to Warrant Filed December 27, 2011 with the SEC, Form 8-K

1.2	Third Amendment to Warrant dated April 10, 2012 Filed April 16, 2012 with the SEC, Form 10-K

2.1	Modification Agreement with Solimar Energy LLC
Filed December 27, 2011 with the SEC, Form 8-K

2.2	Placement Agent Warrant Agreement with Trident Partners Ltd.
Filed December 27, 2011 with the SEC, Form 8-K

2.3	Modification , dated December 22, 2011 Filed December 27, 2011 with the SEC, Form 8-K

2.4	Placement Agent Warrant Agreement, dated December 22, 2011 Filed December 27, 2011 with the SEC, Form 8-K

2.5	Agreement and Plan of Reorganization, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

2.6	Form of Trident Partners, Ltd., affiliate Warrants Filed May 18, 2012 with the SEC, Form 10-Q

2.7	First Amendment to the Agreement and Plan of Merger Filed May 31, 2012 with the SEC, Form 8-K

3.1	Amended and Restated Certificate of Formation (as filed with the Secretary of State of Texas) Filed August 2, 2012 with the SEC, Form 8-K

3.2	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (as filed with the Secretary of State of Texas) Filed August 2, 2012 with the SEC, Form 8-K

3.3	Form of Articles of Merger (Nevada) Filed January 20, 2012 with the SEC, Form 8-K

3.4	Articles of Merger (as filed with the Secretary of State of Nevada) by and between Blast Acquisition Corp. and Pacific Energy Development Corp. Filed August 2, 2012 with the SEC, Form 8-K

4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among the Company and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among the Company and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.3	2003 Stock Option Plan Filed November 20, 2003 with the SEC, Form 10-QSB

4.4	The Company’s 2009 Stock Incentive Plan Filed August 14, 2009 with the SEC, Form 10Q

4.5	2012 Equity Incentive Plan Filed August 2, 2012 with the SEC, Form 8-K

10.1	Note Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.2	Senior Secured Promissory Note (First Tranche) Filed March 2, 2011 with the SEC, Form 8-K

10.3	Senior Secured Promissory Note (Second Tranche) Filed April 4, 2011 with the SEC, Form 10-K

10.4	Guaranty Filed March 2, 2011 with the SEC, Form 8-K

10.5	Security Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.6	Stock Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.7	Royalty Payment Letter Filed March 2, 2011 with the SEC, Form 8-K

10.8	Subordination and Intercreditor Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.9	Placement Agent Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.10	Amendment to Placement Agency Agreement
Filed August 22, 2011 with the SEC, Form 10-Q

10.11	Second Amendment to Placement Agency Agreement
Filed August 22, 2011 with the SEC, Form 10-Q

10.12	Warrant to Purchase Shares of Common Stock
Filed November 14, 2011 with the SEC, Form 10-Q

10.13	First Amendment to Warrant
Filed November 14, 2011 with the SEC, Form 10-Q

10.14	Second Amendment to the Warrant Agreement, dated December 16, 2011 Filed December 27, 2011 with the SEC, Form 8-K

10.15	Form of Voting Agreement Filed January 20, 2012 with the SEC, Form 8-K

10.16	BMC Debt Conversion Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.17	Form of Debt Conversion Agreement Filed on March 5, 2008 with the SEC, Form 8-K

10.18	Amendment to the Note Purchase Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.19	Amendment to the First Tranche Promissory Note, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.20	Amendment to the Second Tranche Promissory Note, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.21	Amendment to the Security Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.22	PEDCO Guarantee Agreement Filed January 20, 2012 with the SEC, Form 8-K

10.23	First Amendment To The Voting Agreement and The Debt Conversion Agreement with BMC Filed May 31, 2012 with the SEC, Form 8-K

10.24	Second Amendment To Senior Secured Promissory Note (First Tranche) Filed May 31, 2012 with the SEC, Form 8-K

10.25	Second Amendment To Senior Secured Promissory Note (Second Tranche) Filed May 31, 2012 with the SEC, Form 8-K

10.26	Form of Lockup And Standstill Agreement Filed May 31, 2012 with the SEC, Form 8-K

10.27	BMC Debt Conversion Agreement, dated January 13, 2012 Filed June 28, 2012 with the SEC, Form 8-K

10.28	First Amendment To The Voting Agreement and The Debt Conversion Agreement with BMC Filed June 28, 2012 with the SEC, Form 8-K

14.1	Code of Business Conduct and Ethics Filed August 8, 2012 with the SEC, Form 8-K

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Financial Statements of PEDCO for the period from February 5, 2011 (Inception) through December 31, 2011 Filed August 8, 2012 with the SEC, Form 8-K

99.2	Unaudited Financial Statements of PEDCO for the three months ended March 31, 2012 and 2011 Filed August 8, 2012 with the SEC, Form 8-K

99.3	Pro Forma Financial Information Filed August 8, 2012 with the SEC, Form 8-K

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**           Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

Date: August 14, 2012	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President, CEO and
Principal Executive Officer

Date: August 14, 2012	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

1.1	Second Amendment to Warrant Filed December 27, 2011 with the SEC, Form 8-K

1.2	Third Amendment to Warrant dated April 10, 2012 Filed April 16, 2012 with the SEC, Form 10-K

2.1	Modification Agreement with Solimar Energy LLC
Filed December 27, 2011 with the SEC, Form 8-K

2.2	Placement Agent Warrant Agreement with Trident Partners Ltd.
Filed December 27, 2011 with the SEC, Form 8-K

2.3	Modification , dated December 22, 2011 Filed December 27, 2011 with the SEC, Form 8-K

2.4	Placement Agent Warrant Agreement, dated December 22, 2011 Filed December 27, 2011 with the SEC, Form 8-K

2.5	Agreement and Plan of Reorganization, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

2.6	Form of Trident Partners, Ltd., affiliate Warrants Filed May 18, 2012 with the SEC, Form 10-Q

2.7	First Amendment to the Agreement and Plan of Merger Filed May 31, 2012 with the SEC, Form 8-K

3.1	Amended and Restated Certificate of Formation (as filed with the Secretary of State of Texas) Filed August 2, 2012 with the SEC, Form 8-K

3.2	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (as filed with the Secretary of State of Texas) Filed August 2, 2012 with the SEC, Form 8-K

3.3	Form of Articles of Merger (Nevada) Filed January 20, 2012 with the SEC, Form 8-K

3.4	Articles of Merger (as filed with the Secretary of State of Nevada) by and between Blast Acquisition Corp. and Pacific Energy Development Corp. Filed August 2, 2012 with the SEC, Form 8-K

4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among the Company and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among the Company and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.3	2003 Stock Option Plan Filed November 20, 2003 with the SEC, Form 10-QSB

4.4	The Company’s 2009 Stock Incentive Plan Filed August 14, 2009 with the SEC, Form 10Q

4.5	2012 Equity Incentive Plan Filed August 2, 2012 with the SEC, Form 8-K

10.1	Note Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.2	Senior Secured Promissory Note (First Tranche) Filed March 2, 2011 with the SEC, Form 8-K

10.3	Senior Secured Promissory Note (Second Tranche) Filed April 4, 2011 with the SEC, Form 10-K

10.4	Guaranty Filed March 2, 2011 with the SEC, Form 8-K

10.5	Security Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.6	Stock Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.7	Royalty Payment Letter Filed March 2, 2011 with the SEC, Form 8-K

10.8	Subordination and Intercreditor Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.9	Placement Agent Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.10	Amendment to Placement Agency Agreement
Filed August 22, 2011 with the SEC, Form 10-Q

10.11	Second Amendment to Placement Agency Agreement
Filed August 22, 2011 with the SEC, Form 10-Q

10.12	Warrant to Purchase Shares of Common Stock
Filed November 14, 2011 with the SEC, Form 10-Q

10.13	First Amendment to Warrant
Filed November 14, 2011 with the SEC, Form 10-Q

10.14	Second Amendment to the Warrant Agreement, dated December 16, 2011 Filed December 27, 2011 with the SEC, Form 8-K

10.15	Form of Voting Agreement Filed January 20, 2012 with the SEC, Form 8-K

10.16	BMC Debt Conversion Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.17	Form of Debt Conversion Agreement Filed on March 5, 2008 with the SEC, Form 8-K

10.18	Amendment to the Note Purchase Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.19	Amendment to the First Tranche Promissory Note, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.20	Amendment to the Second Tranche Promissory Note, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.21	Amendment to the Security Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.22	PEDCO Guarantee Agreement Filed January 20, 2012 with the SEC, Form 8-K

10.23	First Amendment To The Voting Agreement and The Debt Conversion Agreement with BMC Filed May 31, 2012 with the SEC, Form 8-K

10.24	Second Amendment To Senior Secured Promissory Note (First Tranche) Filed May 31, 2012 with the SEC, Form 8-K

10.25	Second Amendment To Senior Secured Promissory Note (Second Tranche) Filed May 31, 2012 with the SEC, Form 8-K

10.26	Form of Lockup And Standstill Agreement Filed May 31, 2012 with the SEC, Form 8-K

10.27	BMC Debt Conversion Agreement, dated January 13, 2012 Filed June 28, 2012 with the SEC, Form 8-K

10.28	First Amendment To The Voting Agreement and The Debt Conversion Agreement with BMC Filed June 28, 2012 with the SEC, Form 8-K

14.1	Code of Business Conduct and Ethics Filed August 8, 2012 with the SEC, Form 8-K

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Financial Statements of PEDCO for the period from February 5, 2011 (Inception) through December 31, 2011 Filed August 8, 2012 with the SEC, Form 8-K

99.2	Unaudited Financial Statements of PEDCO for the three months ended March 31, 2012 and 2011 Filed August 8, 2012 with the SEC, Form 8-K

99.3	Pro Forma Financial Information Filed August 8, 2012 with the SEC, Form 8-K

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**           Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.