Form 10-Q/A
period 2012-06-30
PEDEVCO CORP
filed 2012-08-24
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

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

 Yes   ☒ No   ☐

As of  August 14, 2012, the Registrant has 19,339,379 shares of the Registrant’s common stock, $0.001 par value per share, issued and  outstanding, including 10,268 approved but unissued shares arising from the class action settlement from 2005.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to PEDEVCO Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

See “Exhibit Index”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

Date: August 24, 2012	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President, CEO and
Principal Executive Officer

Date: August 24, 2012	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

1.1	Second Amendment to Warrant Filed December 27, 2011 with the SEC, Form 8-K

1.2	Third Amendment to Warrant dated April 10, 2012 Filed April 16, 2012 with the SEC, Form 10-K

2.1	Modification Agreement with Solimar Energy LLC
Filed December 27, 2011 with the SEC, Form 8-K

2.2	Placement Agent Warrant Agreement with Trident Partners Ltd.
Filed December 27, 2011 with the SEC, Form 8-K

2.3	Modification , dated December 22, 2011 Filed December 27, 2011 with the SEC, Form 8-K

2.4	Placement Agent Warrant Agreement, dated December 22, 2011 Filed December 27, 2011 with the SEC, Form 8-K

2.5	Agreement and Plan of Reorganization, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

2.6	Form of Trident Partners, Ltd., affiliate Warrants Filed May 18, 2012 with the SEC, Form 10-Q

2.7	First Amendment to the Agreement and Plan of Merger Filed May 31, 2012 with the SEC, Form 8-K

3.1	Amended and Restated Certificate of Formation (as filed with the Secretary of State of Texas) Filed August 2, 2012 with the SEC, Form 8-K

3.2	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (as filed with the Secretary of State of Texas) Filed August 2, 2012 with the SEC, Form 8-K

3.3	Form of Articles of Merger (Nevada) Filed January 20, 2012 with the SEC, Form 8-K

3.4	Articles of Merger (as filed with the Secretary of State of Nevada) by and between Blast Acquisition Corp. and Pacific Energy Development Corp. Filed August 2, 2012 with the SEC, Form 8-K

4.1	$800,000 Secured Promissory Note dated July 15, 2005 by and among the Company and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.2	$200,000 Secured Subordinated Promissory Note dated July 15, 2005 by and among the Company and Berg McAfee Companies, LLC Filed July 26, 2005 with the SEC, Form 8-K

4.3	2003 Stock Option Plan Filed November 20, 2003 with the SEC, Form 10-QSB

4.4	The Company’s 2009 Stock Incentive Plan Filed August 14, 2009 with the SEC, Form 10Q

4.5	2012 Equity Incentive Plan Filed August 2, 2012 with the SEC, Form 8-K

10.1	Note Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.2	Senior Secured Promissory Note (First Tranche) Filed March 2, 2011 with the SEC, Form 8-K

10.3	Senior Secured Promissory Note (Second Tranche) Filed April 4, 2011 with the SEC, Form 10-K

10.4	Guaranty Filed March 2, 2011 with the SEC, Form 8-K

10.5	Security Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.6	Stock Purchase Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.7	Royalty Payment Letter Filed March 2, 2011 with the SEC, Form 8-K

10.8	Subordination and Intercreditor Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.9	Placement Agent Agreement Filed March 2, 2011 with the SEC, Form 8-K

10.10	Amendment to Placement Agency Agreement
Filed August 22, 2011 with the SEC, Form 10-Q

10.11	Second Amendment to Placement Agency Agreement
Filed August 22, 2011 with the SEC, Form 10-Q

10.12	Warrant to Purchase Shares of Common Stock
Filed November 14, 2011 with the SEC, Form 10-Q

10.13	First Amendment to Warrant
Filed November 14, 2011 with the SEC, Form 10-Q

10.14	Second Amendment to the Warrant Agreement, dated December 16, 2011 Filed December 27, 2011 with the SEC, Form 8-K

10.15	Form of Voting Agreement Filed January 20, 2012 with the SEC, Form 8-K

10.16	BMC Debt Conversion Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.17	Form of Debt Conversion Agreement Filed on March 5, 2008 with the SEC, Form 8-K

10.18	Amendment to the Note Purchase Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.19	Amendment to the First Tranche Promissory Note, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.20	Amendment to the Second Tranche Promissory Note, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.21	Amendment to the Security Agreement, dated January 13, 2012 Filed January 20, 2012 with the SEC, Form 8-K

10.22	PEDCO Guarantee Agreement Filed January 20, 2012 with the SEC, Form 8-K

10.23	First Amendment To The Voting Agreement and The Debt Conversion Agreement with BMC Filed May 31, 2012 with the SEC, Form 8-K

10.24	Second Amendment To Senior Secured Promissory Note (First Tranche) Filed May 31, 2012 with the SEC, Form 8-K

10.25	Second Amendment To Senior Secured Promissory Note (Second Tranche) Filed May 31, 2012 with the SEC, Form 8-K

10.26	Form of Lockup And Standstill Agreement Filed May 31, 2012 with the SEC, Form 8-K

10.27	BMC Debt Conversion Agreement, dated January 13, 2012 Filed June 28, 2012 with the SEC, Form 8-K

10.28	First Amendment To The Voting Agreement and The Debt Conversion Agreement with BMC Filed June 28, 2012 with the SEC, Form 8-K

14.1	Code of Business Conduct and Ethics Filed August 8, 2012 with the SEC, Form 8-K

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Financial Statements of PEDCO for the period from February 5, 2011 (Inception) through December 31, 2011 Filed August 8, 2012 with the SEC, Form 8-K

99.2	Unaudited Financial Statements of PEDCO for the three months ended March 31, 2012 and 2011 Filed August 8, 2012 with the SEC, Form 8-K

99.3	Pro Forma Financial Information Filed August 8, 2012 with the SEC, Form 8-K

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as exhibits to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2012, filed with the Commission on August 14, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.