Form 10-Q
period 2012-09-30
PEDEVCO CORP
filed 2012-11-19
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

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

(855) 733-2685
(Registrant’s Telephone Number,
Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                         Large accelerated filer  ☐                                                                     Accelerated filer   ☐
                         Non-accelerated filer    ☐                                                                     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐ No  ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☑ No   ☐

At November 16, 2012, there were 20,436,921shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.

For the Three and Nine Months Ended September 30, 2012

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2012	2011
Assets		Restated
Current assets:
Cash	$4,648,428	$176,471
Restricted cash	700,000	-
Accounts receivable – oil and gas	2,357	-
Accounts receivable – related party operator	127,931	302,315
Accounts receivable – related party	81,875	-
Deferred merger costs	-	111,828
Prepaid expenses and other current assets	198,168	26,533
Total current assets	5,758,759	617,147

Oil and gas properties:
Oil and gas properties, subject to amortization	1,226,792	-
Oil and gas properties, not subject to amortization	1,499,830	1,724,233
Less: accumulated depletion and impairment	(52,256)	-
Total oil and gas properties, net	2,674,366	1,724,233

Equipment, net of accumulated depreciation	112,557	4,695
Notes receivable – related parties	705,442	-
Investments – equity method	2,371,897	588,453
Investments – cost method	4,100	4,100
Total assets	$11,627,121	$2,938,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$182,764	$145,428
Accounts payable – related party operator	1,366,699	699,372
Accrued expenses	1,299,401	1,205,275
Accrued expenses – related party	58,332	-
Convertible note payable net of discount of $253,753 and $0, respectively	1,012,866	-
Total current liabilities	3,920,062	2,050,075

Long-term liabilities:
Asset retirement obligations	42,527	-
Total liabilities	3,962,589	2,050,075

Commitments and contingencies

Redeemable Series A convertible preferred stock	1,250,000	-

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 20,237,860 and 6,666,667 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	20,238	6,667
Common stock, $0.001 par value, 200,000,000 shares authorized; 19,694,921 and 15,502,261 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	19,695	15,503
Additional paid-in capital	16,452,768	1,630,060
Accumulated deficit	(10,078,169)	(763,677)
Total stockholders’ equity	6,414,532	888,553

Total liabilities and stockholders’ equity	$11,627,121	$2,938,628

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2012 and
Three Months ended September 30, 2011 and the
Period from February 9, 2011 (Inceptions) through September 30, 2011
(unaudited)

	For the Three Months Ended		For the Nine Months Ended	Period from February 9, 2011 (Inception) through
	September 30,		September 30,	September 30,
	2012	2011	2012	2011
Revenue:
Oil and gas sales	$175,183	$-	$332,848	$-

Operating expenses:
Lease operating costs	123,059	-	170,894	-
Selling, general and administrative expense	1,021,221	208,731	2,111,633	288,620
Impairment of goodwill	6,820,003	-	6,820,003	-
Depreciation, depletion, amortization and accretion	59,407	255	72,876	255
Total operating expenses	8,023,690	208,986	9,175,406	288,875

Gain on sale of equity method investments	-	-	64,168	-
Loss from equity method investments	(23,711)	-	(79,365)	-
Operating loss	(7,872,218)	(208,986)	(8,857,755)	(288,875)

Other income (expense):
Interest expense	(303,254)	(7,874)	(303,254)	(10,110)
Interest income	4,753	-	4,753	-
Other income	1,387	297	1,677	297
Loss on debt extinguishment	(159,913)	-	(159,913)	-

Net loss	$(8,329,245)	$(216,563)	$(9,314,492)	$(298,688)

Net loss per common share:
Basic and diluted	$(0.48)	$(0.01)	$(0.55	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	17,263,641	14,520,000	16,992,400	12,073,407

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and
Three Months ended September 30, 2011 and the
Period from February 9, 2011 (Inceptions) through September 30, 2011
(unaudited)

	For the Nine Months Ended September 30, 2012	Period from February 9, 2011 (Inception) through September 30, 2011
Cash Flows From Operating Activities:
Net loss	$(9,314,492)	$(298,688)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion, amortization and accretion	72,876	255
Gain on sale of equity method investment	(64,168)	-
Impairment of goodwill	6,820,003	-
Loss on debt extinguishment	159,913	-
Stock based compensation expense	417,414	-
Amortization of debt discount	253,752	-
Loss from equity method investments	79,365	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(2,357)	-
Accounts receivable - related party operator	174,384	-
Accounts receivable - related party	(81,875)	-
Prepaid expenses and other current assets	(158,801)	(31,846)
Accounts payable	12,354	83,218
Accrued expenses	159,011	44,592
Cash flows used in operating activities	(1,472,621)	(202,469)

Cash Flows From Investing Activities:
Cash paid for oil and gas properties	(1,500,000)	(171,747)
Cash paid for equipment	(1,549)	(3,923)
Investment in restricted cash	(700,000)	-
Cash paid for acquisition of Blast	(444,628)	-
Issuance of notes receivable – related parties	(429,116)	-
Proceeds from sale of equity method investment	1,000,000	-
Cash flows used in investing activities	(2,075,293)	(175,670)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable to third party	-	10,420
Proceeds from issuance of notes payable to related party	-	1,100,000
Proceeds on sales of preferred stock	8,015,071	-
Proceeds from exercise of options for common stock	4,800	-
Cash flows provided by financing activities	8,019,871	1,110,420

Net change in cash	4,471,957	732,281
Cash at beginning of period	176,471	-
Cash at end of period	$4,648,428	$732,281

Cash paid for:

Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:

Issuance of 1,666,667 shares of Series A preferred stock in exchange for acquisition of Excellong E&P-2, Inc.	$1,250,000	$-
Contribution of Excellong E&P-2, Inc. to White Hawk	$3,737,809	$-
Cash paid on behalf of PEDEVCO to Excellong E&P-2, Inc. by MIE to acquire interests in White Hawk	$1,000,000	$-
Accrual of purchase adjustment for sale of White Hawk interest	$58,332	$-
Warrants issued to MIE for sale of White Hawk interests	$2,586	$-
Issuance of 230,000 shares of Series A preferred stock to settle payables	$172,500	$-
Issuance of 4,100,000 shares of common stock in exchange for investment in Rare Earth JV	$-	$4,100
Issuance of Series A preferred stock in settlement of carried interest payable	$419,623	$-
Transfer of unproved property to proved property	$14,592	-
Issuance of common stock in settlement of accrued liabilities	$481,069	$-
Issuance of common stock for convertible notes payable	$101,250	$-
Beneficial conversion feature associated with convertible debt	$667,418	$-
Cashless exercise of common stock warrants	$5	$-
Accrual of drilling costs	$1,086,950	$-
Asset retirement costs capitalized	$1,838	$-

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of PEDEVCO CORP., formerly Blast Energy Services, Inc. (“PEDEVCO” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Form 8-K/A filed with the SEC on August 8, 2012.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form S-1 and 8-K/A, have been omitted.

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO was formed for the purpose of: (i) engaging in the business of oil and gas exploration, development and production of primarily shale oil and gas and secondarily conventional oil and gas opportunities in the United States, and (ii) subsequently utilizing the Company’s strategic relationships for exploration, development and production in Pacific Rim countries, with a particular focus in China.

The Company owns a 20% interest in Condor Energy Technology, LLC (“Condor”), as well as a 50% interest in White Hawk Petroleum, LLC (“White Hawk”). Condor’s operations consist primarily of working interests in oil and gas leases in the Niobrara shale formation located in the Denver-Julesberg Basin in Morgan and Weld Counties, Colorado. The remaining interest in Condor is owned by an affiliate of MIE Holdings Corporation (Hong Kong Stock Exchange code:  1555.HK), one of the largest independent upstream onshore oil companies in China (“MIE Holdings”).  White Hawk’s operations consist primarily of working interests in oil and gas leases in the Eagle Ford shale formation in McMullen County, Texas.  The remaining interest in White Hawk is owned by an affiliate of MIE Holdings.

The Company plans to focus initially on developing shale oil and gas assets held by the Company in the United States, including its first oil and gas working interest known as “the Niobrara Asset” and its second oil and gas working interest known as the “the Eagle Ford Asset”, each as described below. Subsequently, the Company plans to seek additional shale oil and gas and conventional oil and gas asset acquisition opportunities in the United States and Pacific Rim countries utilizing its strategic relationships and technologies that may provide the Company a competitive advantage in accessing and exploring such assets. Some or all of these assets may be acquired by subsidiaries, including Condor, or others that may be formed at a future date.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations of $10,078,169 from the date of inception (February 9, 2011) through September 30, 2012. Additionally, the Company is dependent on obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that it may acquire. There can be no assurance that the Company’s efforts will be successful. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation.  The consolidated financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and those of its wholly owned subsidiaries as follows:  (i) Eagle Domestic Drilling Operations LLC, a Texas limited liability company; (ii) Blast AFJ, Inc., a Delaware corporation; (iii) Pacific Energy Development Corp., a Nevada corporation; (iv) Pacific Energy Technology Services, LLC, a Nevada limited liability company; (v) Pacific Energy & Rare Earth Limited, a Hong Kong company; and (vi) Blackhawk Energy Limited, a British Virgin Islands company. All significant intercompany accounts and transactions have been eliminated.

The Company owns a 20% interest in Condor Energy Technology, LLC (“Condor”), as well as a 50% interest in White Hawk Petroleum, LLC (“White Hawk”), both of which are accounted for as equity method investments.  (See Notes 6, 8 and 9.)

Use of Estimates in Financial Statement Preparation.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.  Significant estimates generally include those with respect to the amount of recoverable oil and gas reserves, the fair value of financial instruments, oil and gas depletion, asset retirement obligations, and stock-based compensation.

Cash, Cash Equivalents and Restricted Cash.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2012 and December 31, 2011, cash equivalents consisted of money market funds.  The Company has restricted cash of $700,000 to partially secure payment of a lending arrangement due on November 30, 2012. (See Note 5.)

Concentrations of Credit Risk.  Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2012, none of the Company’s cash balances were uninsured. The Company has not experienced any losses in such accounts.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables.  The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date no allowances have been recorded.

Revenue Recognition.   All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue is derived from the sale of crude oil and natural gas. Revenue from crude oil and natural gas sales is recognized when the product is delivered to the purchaser and collectability is reasonably assured.  The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves. If collection is uncertain, revenue is recognized when cash is collected.

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

Deferred Property Acquisition Costs.  The Company defers the costs, such as title and legal fees, related to oil and gas property acquisitions. At the time the acquisition is completed, these costs are reclassified and included as part of the purchase price of the property acquired. To the extent a property acquisition is not consummated these costs are expensed.

Oil and Gas Properties, Successful Efforts Method. The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, all costs for development wells, support equipment and facilities, and proved mineral interests in oil and gas properties are capitalized. Geological and geophysical costs are expensed when incurred. Costs of exploratory wells are capitalized as exploration and evaluation assets pending determination of whether the wells find proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Exploratory wells in areas not requiring major capital expenditures are evaluated for economic viability within one year of completion of drilling. The related well costs are expensed as dry holes if it is determined that such economic viability is not attained. Otherwise, the related well costs are reclassified to oil and gas properties and subject to impairment review. For exploratory wells that are found to have economically viable reserves in areas where major capital expenditure will be required before production can commence, the related well costs remain capitalized only if additional drilling is under way or firmly planned. Otherwise the related well costs are expensed as dry holes.

Exploration and evaluation expenditures incurred subsequent to the acquisition of an exploration asset in a business combination are accounted for in accordance with the policy outlined above.

The cost of oil and gas properties is amortized at the field level based on the unit of production method. Unit of production rates are based on oil and gas proved developed producing reserves estimated to be recoverable from existing facilities based on the current terms of the respective production agreements. The Company’s reserve estimates represent crude oil and natural gas which management believes can be reasonably produced within the current terms of their production agreements.

Impairment of Long-Lived Assets.  The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value.

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

Earnings or Loss per Common Share.  Basic earnings per common share equal net earnings or loss divided by weighted average common shares outstanding during the period.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  The Company incurred net losses for the nine-month periods ended September 30, 2012 and 2011, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.  The Company excluded 3,806,995 potentially issuable shares of common stock related to options, 687,677 potentially issuable shares of common stock related to warrants and 715,000 shares of common stock subject to conversion of the notes payable to Centurion Credit Funding LLC due to their anti-dilutive effect.

Fair Value of Financial Instruments.   The Company follows Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurement (“ASC 820”), which clarifies fair value as an exit price, establishes a hierarchal disclosure framework for measuring fair value, and requires extended disclosures about fair value measurements. The provisions of ASC 820 apply to all financial assets and liabilities measured at fair value.

As defined in ASC 820, fair value, clarified as an exit price, represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

As a basis for considering these assumptions, ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

In July 2012 the FASB issued ASU 2012-02 Testing Indefinite-Lived Intangible Assets for Impairment, which amends Topic 350 and gives companies the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Topic 350-30. This ASU shall be applied prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted.  Implementation of the ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

Subsequent Events.  The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 5 - MERGER AGREEMENT – PACIFIC ENERGY DEVELOPMENT CORP.

Effective July 27, 2012, the Company completed the transactions contemplated by the January 13, 2012, Agreement and Plan of Reorganization (as amended, the “Merger Agreement”), by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO” or “Pacific Energy Development Corp.”).

Pursuant to the Merger Agreement and effective July 27, 2012, MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”).   In connection with the Merger and as described in greater detail below, the Company issued former security holders of PEDCO 17,917,261 shares of common stock, 19,716,676 shares of new Series A Preferred Stock (as defined below), warrants to purchase an aggregate of 1,120,000 shares of our common stock, warrants to purchase 692,584 shares of our new Series A Preferred Stock, and options to purchase 4,235,000 shares of the Company’s common stock.

Additionally, immediately prior to the Merger becoming effective, the shareholders of the Company approved an Amended and Restated Certificate of Formation and an Amended and Restated Series A Convertible Preferred Stock Designation which upon effectiveness: (i) converted all outstanding shares of the Company’s Series A Convertible Preferred Stock and Series B Preferred Stock into common stock of the Company on a one to one basis, and immediately thereafter, (ii) effectuated a one for one hundred and twelve (1:112) reverse stock split of the Company’s then outstanding common stock (the “Reverse Split” and the “Amended and Restated Certificate of Formation”).

Furthermore, in connection with the Reverse Split and the effectiveness of the Amended and Restated Certificate of Formation, the Company changed its name to “PEDEVCO Corp.”, and  amended its Certificate of Formation, to affect various changes to its Certificate of Formation, including, but not limited to increasing the Company’s authorized capitalization to 300,000,000 shares of capital stock post-Reverse Split, which includes 200,000,000 shares of common stock, $0.001 par value per share (“Common Stock”); and 100,000,000 authorized shares of Preferred Stock, including 25,000,000 authorized shares of Series A Convertible Preferred Stock, $0.001 par value per share ("new Series A Preferred Stock"), which shares were designated in connection with approval of and filing of the Amended and Restated Certificate of Designations of the Company’s Series A Convertible Preferred Stock, which amended and replaced the prior designation of the Company’s Series A Convertible Preferred Stock (which shares were automatically converted into shares of common stock upon the effectiveness of the Amended and Restated Certificate of Formation).

The acquisition was accounted for as a “reverse acquisition,” and Pacific Energy Development Corp. was deemed to be the accounting acquirer in the acquisition. The Company’s assets and liabilities are recorded at their fair value. Pacific Energy Development Corp.'s assets and liabilities are carried forward at their historical costs. The financial statements of Pacific Energy Development Corp. are presented as the continuing accounting entity since it is the acquirer for the purpose of applying purchase accounting. The equity section of the balance sheet and earnings per share of Pacific Energy Development Corp. are retroactively restated to reflect the effect of the exchange ratio established in the Merger Agreement. Goodwill is recorded for the excess of fair value of consideration transferred and fair value of net assets. As a result of the issuance of the shares of common stock pursuant to the Merger Agreement, a change in control of the Company occurred as a result of the acquisition.

The purchase price on the date of acquisition was:

Value of stock issued in acquisition	$4,492,225
Cash advanced from PEDCO prior to merger	507,972
Merger expenses	36,841
Total Purchase Price	$5,037,038

Current assets	978
Fixed assets	112,089
Oil and gas properties	127,088
Current liabilities	(646,787)
Asset retirement obligations assumed	(41,712)
Long-term liabilities	(1,334,836)
(1,783,180)

Goodwill	$6,820,861

Management evaluated the amount of goodwill associated with the transaction following the allocation of fair value to the assets and liabilities acquired and determined that the goodwill should be fully impaired and has reflected the impairment on the statement of operations as of the date of the merger.

BMC Debt Conversion

In connection with the Merger, on January 13, 2012, the Company entered into a Debt Conversion Agreement (the “BMC Debt Conversion Agreement”) with Berg McAfee Companies, LLC (“BMC”), and Clyde Berg (“Berg”).  The Company had previously entered into: (1) a Secured Promissory Note Agreement, dated February 27, 2008, as amended on January 5, 2011 with BMC in the aggregate principal amount of $1,120,000 (the "BMC Note"); and (2) a Promissory Note, dated May 19, 2011, with Berg in the aggregate principal amount of $100,000 (the "Berg Note" and collectively with the BMC Note, the “Notes”).

The BMC Debt Conversion Agreement modified the Notes to provide that all principal and accrued interest under the Notes shall be converted into shares of the Company's common stock at a conversion price of $2.24 per share (the “Conversion”).   On May 29, 2012, BMC and Berg entered into a First Amendment to the Voting Agreement and Debt Conversion Agreement (the “Amendment”).  On June 26, 2012, the outstanding principal under the Notes, consisting of $1,120,000 under the BMC Note and $100,000 under the Berg Note and accrued interest of $416,253, comprised of $388,553 under the BMC Note and $27,700 under the Berg Note, was converted into 730,470 shares of the Company’s common stock.

Debt Modifications

In connection with the Merger, on January 13, 2012, the Company entered into an amendment to note purchase agreement (the “Note Purchase Amendment”), with Centurion Credit Funding LLC (“Centurion”), a secured creditor of the Company, and on May 29, 2012, the Company entered into the Second Amendment to First Tranche Promissory Note and the Second Amendment to the Second Tranche Promissory Note (collectively, the “Second Amendments to the Promissory Notes”) with Centurion.  The Note Purchase Amendment and the Second Amendments to the Promissory Notes amended the Note Purchase Agreement, dated February 24, 2011 (the “Note Purchase Agreement”), entered into with Centurion primarily in order (i) to grant consent to the Merger, (ii) to waive, solely with respect to the Company post-Merger, certain loan covenants and restrictions as they relate to the assets of PEDCO and the operations of the Company post-Merger, (iii) to waive Centurion’s right of first refusal to provide additional funding to the Company, and (iv) to provide for the conversion of up to 50% of the loan amounts outstanding to Centurion in the original principal amount of $2,522,111, of which approximately $1,306,078 was owed as of the date of the parties’ entry into the Note Purchase Amendment, into shares of the Company’s common stock at $0.75 per share at the option of Centurion at any time after June 9, 2012, provided that the Company in its sole discretion may waive the 50% conversion limitation.  The conversion rights described above are subject to Centurion being prohibited from converting any portion of the outstanding notes which would cause it to beneficially own more than 4.99% of the Company’s then outstanding shares of common stock, subject to Centurion’s right to increase such limit to up to 9.99% of the Company’s outstanding shares with 61 days prior written notice to the Company.

The Promissory Notes issued in connection with the Note Purchase Amendment were amended to provide an extension of the maturity date of such Promissory Notes, which were due February 2, 2012 under the terms of the original notes, to the earlier of (i) thirty (30) days after the termination of the Merger Agreement, if the Merger Agreement s terminated before June 1, 2012, (ii) August 1, 2012, or (iii) the date all obligations and indebtedness under such Promissory Notes are accelerated in accordance with the terms and conditions of such Promissory Notes. Furthermore, commencing February 2, 2012, the interest amount on the Promissory Notes was increased from 10% to 18% per annum, and the new interest rate includes both the principal amount and the Exit Fee payable below, and as further described under the Promissory Notes.  Lastly, the Exit Fee, which is 12% of the repayment amount, was increased by an aggregate of $15,000 for the Promissory Notes and was expensed by the Company at modification.

On August 30, 2012, the Company entered into the Third Amendment to Senior Secured Promissory Notes (First and Second Tranche) with Centurion (the “Third Amendment to the Promissory Notes”), which amended certain provisions of the Senior Secured Promissory Note (First Tranche) and Senior Secured Promissory Note (Second Tranche) previously entered into with the Lender, each dated February 24, 2011, as previously amended on January 13, 2012 and  May 29, 2012 (together, as amended, the “Promissory Notes”).  The Promissory Notes were amended to provide an extension of the maturity date of such Promissory Notes, which were due as of August 1, 2012, to the earlier of (i) November 30, 2012, or (ii) the date all obligations and indebtedness under such Promissory Notes are accelerated in accordance with the terms and conditions of such Promissory Notes.  Furthermore, the Company agreed to deposit an additional $700,000 as a “repayment deposit” into the Company’s bank account that is subject to a deposit account control agreement (the “DACA”) between the Company and Centurion in order to provide additional security to Centurion for the debt obligations underlying the Promissory Notes, with the DACA being revised to provide that Centurion may not have access to such funds until the maturity date of such Promissory Notes, unless a default or event of default under the Promissory Notes have occurred.  Additionally, the Third Amendment to the Promissory Notes removed the prior prohibition which limited Centurion to converting the Promissory Notes only once every thirty days.

In connection with the Note Purchase Amendment, the convertible debenture was analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that a beneficial conversion feature existed. See detail summary below for carrying value of debt as of September 30, 2012.

Post-Modification Debt:
Estimated fair value of debt after modification	$1,494,749
Less: beneficial conversion feature	(667,418)
Carrying value at date of Merger	827,331
Principal of convertible note converted to common stock	(68,217)
Amortization of debt discount	253,752
Carrying value at September 30, 2012	$1,,012,866

The Company applied ASC 470-50-40/55 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and concluded that the Note Purchase Amendment dated January 13, 2012 constituted a debt extinguishment rather than debt modification because a significant conversion feature was added to the terms of the note. The conversion feature was contingent on the completion of the Merger.  As such, the Company’s Merger with Blast during the three months ended September 30, 2012, triggered the contingent conversion feature. As a result, the Company recorded a loss on debt extinguishment of $159,913 during the three months ended September 30, 2012, as summarized below.

Gain on Extinguishment:
Estimated fair value of debt after modification	$1,494,749
Less: Carrying Value of pre-modification debt	(1,334,836)
Loss on debt extinguishment	$159,913

Other Debt Conversions

In connection with the Merger, the Company further approved the conversion of certain other outstanding debt obligations of the Company at $2.24 per share.  As of June 30, 2012, these debt obligations included: $335,500 of accrued compensation due to the members of Board of Directors, $6,150 of short term loans from members of the Board of Directors, and $225,958 of accrued salaries and vacation pay owed to the Company’s employees for a total amount of $567,608.  These amounts converted at $2.24 per share under debt conversion agreements (“Debt Conversion Agreements”) into approximately 253,396 shares of the Company’s Common Stock in August and September 2012. Additionally, in May 2012, pursuant to a settlement agreed upon among the Company, Trident Partners Ltd. (“Trident”), and certain principals for Trident, the placement fee owed by the Company to Trident was reduced from $119,990 to $47,960 and Trident agreed to convert the remaining amount due at $2.24 per share into approximately 21,411 shares of the Company’s common stock upon completion of the Merger.

NOTE 6 – OIL AND GAS PROPERTIES

Activities related to oil and gas interests, net during the nine-months ended September 30, 2012 and for the year ended December 31, 2011 consisted of the following:

	September 30,		December 31,
Description	2012		2011
Beginning balance	$1,724,234		$-
Additions	-		1,724,234
Properties acquired in Blast acquisition	85,376		-
Capitalized drilling costs	1,086,950	(1)	-
Carried interest settlement	(209,812	)(2)	-
Asset retirement cost	39,874		-
Disposals	-		-
Less: Accumulated depletion	(52,256)		-
Ending balance	$2,674,366		$1,724,234

(1)
During the nine months ended September 30, 2012, additions include drilling costs of $1,086,950, net to the Company’s 18.75% working interest in the Niobrara Asset, for the well completed during the period.

(2)	The carried interest settlement reflects the reduction of previously accrued property additions for an adjustment to the purchase price of the Niobrara Asset.

Niobrara Asset

The Company acquired oil and gas interests in Colorado in a geologic formation known as the Niobrara formation (“the Niobrara Asset”) on October 31, 2011 for a total cost of $4,914,624. 62.50% of the value of the Niobrara interest acquired by the Company was assigned to Condor (see Note 8), of which the Company owns 20%. The following details the purchase price components:

Purchase Consideration	Amount
Cash paid at closing	$2,827,387
Amount payable in cash or Series A Preferred Stock on November 13, 2012	1,000,000	(1)
Carried interest obligation	699,372	(2)
Common Stock issued for services	28,560	(3)
Series A Preferred Stock issuable	172,500	(4)
Other acquisition costs	186,805
Ending balance	$4,914,624

(1)
The Company agreed to issue 1,333,334 shares of Series A Preferred Stock on November 13, 2012, subject to a guaranteed minimum value of $1,000,000 of the preferred stock.  In the event the 1,333,334 shares are not worth $1,000,000 at November 13, 2012, the sellers may elect to receive the fixed number of 1,333,334 shares or $1,000,000 in cash, which is due and payable within five days of their written election to receive cash in lieu of the shares.  The agreement does not provide the sellers the option for a variable number of shares based on the per share value.  The obligation of $1,000,000 was recorded in accrued expenses on the date of the transaction.  The Company has received elections from the sellers requesting payment of the obligation in cash due on or about November 20, 2012, and the Company intends to satisfy this obligation in full.

(2)
The Company agreed to provide the sellers a carried interest for $699,372 of their share of future drilling costs and was recorded as a liability on the date of the transaction, of which $279,749 was paid in the three months ending June 30, 2012 and the remaining $419,623 was satisfied in the three months ending September 30, 2012 through the issuance of 279,749 shares of the Company’s Series A Preferred Stock and a settlement reduction of $209,811 of the original purchase price of the Niobrara property.

(3)	The Company issued 285,595 shares of Common Stock of the Company valued at $28,560 to a related party due diligence provider, South Texas Reservoir Alliance, LLC (“STXRA”).

(4)
The Company issued 230,000 shares of Series A Preferred Stock in February 2012 at a fair value of $0.75 per share, or $172,500, to STXRA in exchange for the portion of working interests earned for worked performed in the transaction.

The sellers of the Niobrara Asset continue to hold a lien on all of the Company's interests in the Niobrara Asset acquired from such sellers, together with the Company's rights in any equipment, intangibles, personal property and proceeds attributable thereto, in order to secure the Company's performance of its obligation under the purchase agreement to either: (i) issue the Series A Preferred Stock or, at the sellers’ election, (ii) pay the cash payment of $1,000,000 to the sellers.

One of the sellers, Esenjay Oil & Gas, Ltd. ("Esenjay"), retains an overriding royalty interest in the production from the leases assigned equal to the amount, if positive, by which twenty percent (20%) of such production exceeds the aggregate of all landowner royalties, overriding royalties and other burdens measured or payable out of the production that cover or affect the subject leases.

Eagle Ford Asset

On March 29, 2012, the Company acquired Excellong E&P-2, Inc., a Texas corporation for a total purchase price of $3.75 million.  Excellong E&P-2’s sole asset is an approximately 8% working interest in certain oil and gas leases covering approximately 1,650 net acres in the Leighton Field located in McMullen County, Texas, which is currently producing oil and natural gas from the Eagle Ford shale formation (the “Eagle Ford Asset”). This area is currently producing oil and natural gas from three wells, but the remainder of the acreage is under development. See Note 7 for more details.

Guijarral Hills Exploitation Project

In October 2010, the Company entered into a letter of intent with Solimar Energy LLC (“Solimar”), which provided the Company the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California. Solimar is a wholly-owned subsidiary of Solimar Energy Limited, a publicly-traded company on the Australia Stock Exchange based in Melbourne, Australia.  Pursuant to the letter of intent, the Company paid Solimar a non-refundable fee of $100,000 in return for the exclusive right for a period of 90 days to execute a definitive agreement.

In February 2011, the Company entered into a Farmout Agreement with Solimar (the “Farmout Agreement”), whereby the Company agreed to participate in the Guijarral Hills project on a promoted basis of 66-2/3 percent (%) of the costs to drill and complete the initial planned exploratory well. After the drilling of the initial well, the Company would then earn a 50% working interest, with a net revenue interest of 38% in the entire project’s acreage position and would be required to contribute on an equal heads up basis (i.e., 50% of all costs) on any additional wells that may be drilled in the project.

In March 2011, the Solimar Energy 76-33 well in the Guijarral Hills Field reached its total drilling depth of 10,550 feet.  In May 2011, Solimar commenced completion operations by perforating and flow testing three potentially hydrocarbon bearing sands encountered in the drilling process.  However, the zones tested did not result in an oil producing well.

On December 22, 2011, the Company entered into a Modification Agreement ("Modification Agreement") with Solimar.  The Modification Agreement amended certain existing agreements, including the Farmout Agreement and the related Guijarral Hills Joint Operating Agreement ("JOA") with Solimar and Neon Energy Corporation, which provided the Company the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California.  Solimar purchased 25% of the 100% working interest in the Solimar Energy 76-33 Well (modifying the Farmout Agreement which provided for the Company to hold 50% of the 100% working interest), and the Company agreed to participate on all go-forward costs associated with the Guijarral Hills project on a heads up 25% of 100% basis (governed by the JOA) in exchange for $311,872 of unpaid drilling costs.

On August 6, 2012, the Company was notified by Solimar Energy, LLC (“Solimar”) of Solimar’s desire to assign the Guijarral Hills Wells No. 76-33 (“Well”) to Vintage Production California LLC (“Vintage”), the lessor of the Well in return for payment of the salvage value of the equipment in the Well.  Pursuant to the JOA, the Company had 48 hours to respond to this notification as to its intent to either take over the Well and be responsible for all plugging and abandonment and clean-up costs, or in the alternative, which was to agree to assign its interest in the Well to Vintage, who would be responsible for Well plugging, abandonment and clean-up costs.  The Company elected not to respond within the requisite 48 hours and thus gave up its right to take over the Well and agreed to assign its interest in the Well to Vintage.  As of August 10, 2012, Solimar had offered the Well assignment to Vintage but Vintage had not yet responded as to its intentions whether to accept it or not.  The Guijarral Hills Field lease expired pursuant to its own terms on September 30, 2012.  In connection with the allocation of the purchase price in the Merger, no value was attributed to the Guijarral Project.

NOTE 7 – BUSINESS ACQUISITION AND DISPOSAL

On March 29, 2012, the Company acquired Excellong E&P-2, Inc., a Texas corporation for a total purchase price of $3.75 million.  Excellong E&P-2’s sole asset is an approximately 8% working interest in certain oil and gas leases covering approximately 1,650 net acres in the Leighton Field located in McMullen County, Texas, which is currently producing oil and natural gas from the Eagle Ford shale formation (the “Eagle Ford Asset”). The purchase was accounted for as a business combination, however, the Company acquired no other assets or liabilities other than the working interests and tangible equipment associated with producing wells.

This area is currently producing oil and natural gas from three wells, with the remainder of the acreage is under development. The purchase price terms were:

Cash paid at closing	$1,500,000
Loan payable	1,000,000	(1)
Series A Preferred Stock issued	1,250,000	(2)

Total purchase price	$3,750,000

(1)	Payable in 60 days following the closing. The amount was paid in May 2012 by an affiliate of MIE Holdings as consideration for the White Hawk sale described below.
(2)
The Company issued 1,666,667 shares of Series A Preferred Stock valued at $0.75 per share.  In accordance with the purchase agreement, the Company has a contingent obligation to repurchase up to the full 1,666,667 shares of Series A Preferred Stock at a price per share of $0.75 in the event that, on March 29, 2013 (the date that is twelve months from the closing date), the market value of the stock is less than $1,250,000, and the sellers demand repurchase.  Accordingly, the Company has determined that the shares are redeemable at the option of the holder and has classified the Preferred Stock outside of stockholders’ equity on the accompanying balance sheet

The following table summarizes the allocation of the aggregate purchase price as follows:

Asset:	Valuation
Tangible equipment	$147,000
Proved oil and gas reserves	3,603,000
Total	$3,750,000

The estimated future net recoverable oil and gas reserves from proved resources, both developed and undeveloped which were acquired in this transaction are as follows (in thousands):

		Natural
	Crude Oil	Gas
	(Bbls)	(Mcf)

Net recoverable oil and gas reserves from proved resources	7,390.0	16,448.7
Average working interests acquired	7.9%	7.9%
Net recoverable oil and gas reserves, net to Company’s interest	583.8	1,299.4

On May 11, 2012, the Company merged its wholly-owned subsidiary, Excellong E&P-2, Inc. (“E&P-2”), into White Hawk Petroleum, LLC (“White Hawk”), a newly-formed Nevada limited liability company also wholly-owned by the Company (the “E&P-2 Merger”). The separate corporate existence of E&P-2 ceased as a result of the E&P-2 Merger. White Hawk then held all of the Eagle Ford Assets of the Company. The transaction among entities under common control was recorded at historical cost and no gain or loss was recognized. The assets transferred from E&P-2 to White Hawk amounted to $147,000 for tangible equipment and $3,590,809 for proved oil and gas reserves (total Eagle Ford E&P-2 property value of $3,737,809).   The amount of production, depletion and depreciation between the acquisition date and the merger date was not material over this period.

On May 23, 2012, the Company completed the sale of 50% of the common stock of White Hawk to an affiliate of MIE Holdings, which is also the Company’s 80% partner in Condor and a significant investor in the Company (the “White Hawk Sale”). As a result of the White Hawk Sale, an affiliate of MIE Holdings and the Company each have an equal 50% ownership interest in White Hawk and each have agreed to proportionately share all expenses and revenues with respect to the Eagle Ford Asset. The sale price consideration for the White Hawk Sale by the affiliate of MIE Holdings was $1,939,168 million as follows:

Cash received at closing	$500,000
Cash received on June 29, 2012	500,000
Payment to Excellong E&P-2	1,000,000	(1)
Total cash consideration	2,000,000

Less: fair value of warrants issued at $1.25 per share	1,586	(2)
Less: fair value of warrants issued at $1.50 per share	1,000	(2)
Less: purchase price adjustment for net field income activity for March 2012 through sale date	58,332	(3)

Total sale price	$1,939,082

(1)
 $1.0 million in cash paid directly to the original sellers of Excellong E&P-2 on behalf of the Company on May 23, 2012, which was the amount due to such sellers in 60 days following the acquisition as described above;

(2)
On May 23, 2012, the Company issued 500,000 warrants valued at $1,586 to purchase Common Stock at $1.25 per share exercisable in cash for a period of two years and an additional 500,000 warrants valued at $1,000 to purchase Common Stock at $1.50 per share exercisable in cash for a period of two years; and

(3)	The effective date of the sale was March 1, 2012. Accordingly, production activity from the effective date until the closing date is reflected as a purchase price adjustment.

The following table summarizes the allocation of the aggregate sale price as follows:

Asset:	Valuation
Tangible equipment	$76,015
Proved oil and gas reserves	1,863,067
Total	$1,939,082

In connection with the White Hawk Sale, the Company recorded a gain of $64,168 representing the difference between the Company’s carrying value of the 50% investment sold ($1,875,000) and the fair value of the net sale proceeds received from MIE Holdings ($1,939,168).

The pro forma results of the White Hawk sale as if the transaction had occurred at January 1, 2012 and 2011, respectively is:

	PEDEVCO	Excellong	Combined	PEDEVCO	Excellong	Combined
Revenue	$190,812	$-	$190,812	$-	$153,519	$153,519
Lease operating costs	$110,899	$-	$110,899	$-	$(16,510)	$(16,510)

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	PEDEVCO	Excellong	Combined	PEDEVCO	Excellong	Combined
Revenue	$306,686	$206,227	$512,913	$-	$488,898	$488,898
Lease operating costs	$110,899.00	$(43,603)	$67,296	-	$(50,764)	$(50,764)

NOTE 8 – PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
Description	2012	2011
Computer equipment	$6,906	$5,357
Tractor	15,518	-
Service trailer	4,784	-
AFJ Rig	712,133	-
Equipment	739,341	5,357

Less:
Accumulated depreciation	(372,784)	(662)
Impairment	(254,000)	-
Equipment, net	$112,557	$4,695

The AFJ rig, tractor and service trailer were acquired in the Merger transaction.  In connection with the Merger, we evaluated the carrying value of the AFJ rig and, based upon the independent third party analysis, recorded an impairment of $254,000 to reduce the carrying value to the estimated fair value of approximately $110,000.

Depreciation expense for the nine months ended September 30, 2012 was $5,776, and is included in operating expenses in the accompanying statement of operations.

NOTE 9 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

In October 2011, the Company formed a new subsidiary, Condor Energy Technology LLC (“Condor”), a limited liability company organized under the laws of the State of Nevada. The Company owns 20% of Condor and a subsidiary of MIE Holdings Corporation (“MIE Holdings”) owns 80%. The Company acquired oil and gas interests in the Niobrara formation (the “Niobrara Asset”) effective October 31, 2011, and contributed the properties for its interest in Condor immediately upon effectiveness of the acquisition. Condor operates the Niobrara Asset.

The Company accounts for its 20% ownership in Condor using the equity method. The Company’s total investment in Condor at September 30, 2012 was $462,417, after recording its share of Condor’s losses for the three and nine months ended September 30, 2012 of $60,115 and $126,036, respectively.
	September 30,	December 31,
Description	2012	2011
Beginning balance	$588,453	$-
Additions	-	614,328
Share of net loss at 20%	(126,036)	(25,875)
	-	-
Ending balance	$462,417	$588,453

Condor’s financial information, derived from its unaudited financial statements, is as follows:

As of September 30, 2012

Balance sheet:
Current assets	$1,806,758
Noncurrent assets	$9,136,427
Total Assets	$10,943,185
Current liabilities	$8,631,098
Total Liabilities	$8,631,098

Statement of operations:
For the nine months ended September 30, 2012
Revenue	$462,613
Net loss	$(630,180)

For the three months ended September 30, 2012
Revenue	$462,613
Net loss	(300,574)

The Company had a note receivable of $276,326 from Condor and Condor owes the Company $81,875 in management fees as of September 30, 2012.

During the nine months ended September 30, 2012, the Company loaned Condor a total of $276,326 as a note receivable to fund operating expenses of Condor.  The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points, or 4.23%.  Principal and interest are due thirty-six (36) months from the date of the loan.

The Company owes $1,086,950 to Condor for drilling costs related to the Niobrara asset at its 18.75% working interest.

White Hawk Petroleum, LLC

The Company accounts for its 50% ownership in White Hawk using the equity method. The Company evaluated its relationship with White Hawk to determine if White Hawk was a variable interest entity (“VIE”) as defined in ASC 810-10, and whether the Company was the primary beneficiary of White Hawk, in which case consolidation with the Company would be required. The Company determined that White Hawk qualified as a VIE, however the Company concluded that MIE Holdings was the primary beneficiary as a result of its ability to control the funding commitments to White Hawk. The Company’s entire investment in White Hawk is at risk of loss. The Company’s total investment in White Hawk at September 30, 2012 was $1,909,480 after recording its share of White Hawk’s income for the three and nine months ended September 30, 2012 of $36,404 and $46,671, respectively.

	September 30,	December 31,
Description	2012	2011
Beginning balance	$-	$-
Additions	1,862,809	-
Share of net income at 50%	46,671	-
	-	-
Ending balance	$1,909,480	$-

White Hawk’s financial information, derived from its unaudited financial statements, is as follows:

As of September 30, 2012

Balance sheet:
Current assets	$969,387
Noncurrent assets	$3,733,481
Total assets	$4,702,868
Current liabilities	$859,526
Total Liabilities	$859,526

Statement of operations:
For the nine months ended September 30, 2012
Revenue	$185,432
Net income	$93,342
For the three months ended September 30, 2012
Revenue	$158,532
Net income	$72,808

During the nine months ended September 30, 2012, the Company loaned White Hawk a total of $424,553 as notes receivable to fund operating expenses and drilling and completion costs for a third Eagle Ford well. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points, or 4.23%.  Principal and interest of each loan is due thirty-six (36) months from the date of each such loan. As of September 30, 2012 the total notes receivable and accrued interest are $429,116, including interest.

NOTE 10 – NOTES PAYABLE

Related Party Transactions

Global Venture Investments, LLC – a related party

In February 2011, the Company received a $200,000 loan from its president and chief executive officer. Interest accrued at an annual rate of 3%, and principal and interest were due on October 31, 2011. The loan plus accrued interest of $4,258 was repaid in full on October 31, 2011. Upon receipt of these proceeds, the president and chief executive officer used the proceeds to purchase, through Global Venture Investments, LLC, an entity wholly owned and controlled by him, 266,667 shares of the Company’s Series A Preferred Stock at a price of $0.75 per share.

In July 2011, the Company received a $900,000 loan from Global Venture Investments, LLC. Interest accrued at an annual rate of 3%, and principal and interest were due on November 30, 2011. The note was convertible into preferred stock of the Company in the event of the closing of a qualified financing (defined as receipt of at least $2,000,000 in gross proceeds), and the note converted into the securities being sold in the qualified financing at a 50% discount. The qualified financing occurred in October 2011 and the principal amount of this note was converted into 2,400,000 shares ($0.375 per share) of Series A Preferred Stock pursuant to the loan’s original conversion terms. The accrued interest of $8,655 was paid in cash.  The Company evaluated the conversion feature and determined no beneficial conversion feature existed as the fair value of the underlying securities fair value was $0.13 per share and was out-of-the-money.

The note agreement also provided for the issuance of a warrant to the holder in the event that the note was automatically converted into a qualified financing. The warrant has a three year term and an exercise price equal to the price paid by the investors in the qualified financing. In connection with the initial closing of the Company’s Series A Preferred Stock financing in October 2011, which was a qualified financing, the Company issued this warrant for 480,000 shares of Series A Preferred Stock at an exercise price of $0.75 per share.

Related Party Advances

Advances totaling $6,150 from the former directors of Blast were converted into shares of the Company’s Common Stock in connection with the Merger.  (See Note 5).

Promissory Note with Clyde Berg

On May 19, 2011, the Company borrowed $100,000 pursuant to a promissory note with Clyde Berg, a significant shareholder of Blast. The note carried a 25% interest rate, had a one-year term and the Company’s performance under the note was guaranteed by Eric McAfee, another affiliate of Berg McAfee Companies, LLC. On June 26, 2012, the promissory note and accrued interest thereon was converted into 57,009 shares of Common Stock in connection with the Merger.  (See Note 5).

AFJ Note

On July 15, 2005, the Company entered into an agreement to develop its initial applied fluid jetting rig (“AFJ”) with Berg McAfee Companies, LLC (“BMC”). The arrangement involved two loans initially totaling $1 million to fund the completion of the initial rig and sharing in the expected rig revenues for a ten-year period.  Under the terms of the loan agreement with BMC, cash revenues would be shared on the basis of allocating 90% to the Company and 10% to BMC for a ten-year period following repayment. After ten years, the Company would receive all of the revenue from the rig. BMC also had the option to fund an additional three rigs under these commercial terms.  The notes were subsequently amended prior to the Merger.

On June 26, 2012, the promissory note and accrued interest thereon was converted into 673,461 shares of Common Stock in connection with the Merger.  (See Note 5).  In conjunction with this conversion, the revenue sharing agreement for the AFJ rig was terminated.

Third Party Transactions

Promissory Note - North Sugar Valley Field

In 2010, under the terms of a purchase agreement with Sun Resources Texas, Inc. (“Sun”), the Company issued an interest free promissory note for $300,000 payable at a rate of $10,000 per month commencing October 31, 2010, with the final balance payable in full on or before October 8, 2011. The promissory note was secured by a lien against the North Sugar Valley Field.

As the promissory note is noninterest bearing, the Company discounted the promissory note to its estimated net present value using an 8% interest rate, which the Company believed was representative of its incremental cost of borrowing given the secured nature of the promissory note.  The resulting discount of $18,902 was being amortized using the effective interest rate method over the term of the promissory note.

In February 2011, this note was paid in full.

Centurion Lending Arrangement

On February 24, 2011 (the “Closing”), the Company entered into the Note Purchase Agreement and related agreements (as described below) with Centurion Credit Funding, LLC (“Centurion”) to fund its Guijarral Hills project and to repay the Sun promissory note. Pursuant to the Purchase Agreement, the Company agreed with Centurion to enter into the Promissory Notes in the aggregate principal amount of $2,522,111, with a Senior Secured Promissory Note in the amount of $2,111,111 (the “First Note”) delivered to Centurion at the Closing and a second note delivered in April 2011 in the amount of $411,000 (the “Second Note,” and together with the First Note, the “Centurion Notes”).

The Company delivered to Centurion the First and Second Notes in the amount of $2,111,111 and $411,000, respectively, at the Closing. The Company paid an aggregate original issue discount to Centurion on the Centurion Notes of 10%, or $252,211 (the “Original Issue Discount”).  The Centurion Notes originally accrued interest at the rate of ten percent (10%) per annum.

The Company incurred $381,506 in legal and finders’ fees associated with the original lending arrangement, which was recorded as deferred financing costs to be amortized over the term of the Centurion Notes.  Net proceeds to the Company after the Original Issue Discount, reimbursement of Centurion’s legal fees and the Company’s own expenses were approximately $1.6 million with an effective interest rate of approximately 36%.

The Company granted Centurion a right of first refusal to provide the Company with additional funding on such terms and conditions as the Company may receive from third parties, until the later of (a) one year from the date that the Promissory Notes are repaid in full; or (b) such time as the Company ceases paying a Royalty to Centurion pursuant to a Royalty Agreement.

The Company also agreed that if the test well on the project failed to achieve an initial production average of at least 350 barrels of oil equivalent per day for the initial 30-day period, the Company would issue to Centurion a warrant to purchase up to 107,143 shares of the Company’s common stock (the “Warrant”), which the Company issued in October 2011 as the Company did not meet the production requirement.  The Warrant has a term of two years, and provides for cashless exercise rights in the event the shares of Common Stock issuable upon exercise of the Warrant are not registered with the U.S. Securities and Exchange Commission.  The Warrant also contains certain anti-dilution provisions. In April 2012, the Warrant was amended to provide that the lowest exercise price of the Warrant is $1.12 per share, and remains issued, outstanding, and exercisable. As a result of this Warrant grant and under the terms of the finder fee agreement with Trident Partners, Trident Partners also earned warrants to purchase 10,714 shares of Common Stock under the same terms.

The terms of the Centurion Notes were amended in February 2012 and May 2012. The Company also agreed to pay Centurion an exit fee at such time as the First Note is paid in full of twelve percent (12%) of the amount of such repayment (the “Exit Fee”). The Exit Fee is included in the calculation of principal and interest owed.

In connection with the Merger, on August 30, 2012, the Company entered into a Third Amendment to Senior Secured Promissory Notes providing for the deposit of $700,000 into a restricted cash account and amending the maturity date of the Centurion Notes to the earlier of (i) November 30, 2012 or (ii) the date all obligations and indebtedness are accelerated.

On August 30, 2012, the Company entered into the Third Amendment to Senior Secured Promissory Notes (First and Second Tranche) with Centurion (the “Third Amendment to the Promissory Notes”), which amended certain provisions of the Senior Secured Promissory Note (First Tranche) and Senior Secured Promissory Note (Second Tranche) previously entered into with the Lender, each dated February 24, 2011, as previously amended on January 13, 2012 and May 29, 2012 (together, as amended, the “Promissory Notes”).  The Promissory Notes were amended to provide an extension of the maturity date of such Promissory Notes, which were due as of August 1, 2012, to the earlier of (i) November 30, 2012, or (ii) the date all obligations and indebtedness under such Promissory Notes are accelerated in accordance with the terms and conditions of such Promissory Notes.  Furthermore, the Company agreed to deposit an additional $700,000 as a “repayment deposit” into the Company’s bank account that is subject to a deposit account control agreement (the “DACA”) between the Company and Centurion in order to provide additional security to Centurion for the debt obligations underlying the Promissory Notes, with the DACA being revised to provide that Centurion may not have access to such funds until the maturity date of such Promissory Notes, unless a default or event of default under the Promissory Notes have occurred.  Additionally, the Third Amendment to the Promissory Notes removed the prior prohibition which limited Centurion to converting the Promissory Notes only once every thirty days.

On August 31, 2012, Centurion converted $101,250 of principal and accrued interest, into 135,000 shares of the Company’s Common Stock.  The balance owed Centurion at September 30, 2012 comprised of principal, Exit Fees, and interest was $1,276,127.

Stock Purchase Agreement

Prior to the Merger, as additional security for the repayment of the First Note and Second Note, and pursuant to a Stock Purchase Agreement, the Company sold Centurion one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitled Centurion to consent to and approve the Company’s or any of its subsidiaries’ entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by the Company or any of its subsidiaries for the benefit of any creditors.  The Company assigned no value to this Series B Preferred Share.  The one share of the Company’s Series B Preferred Stock was converted on a one-for-one basis into one (1) share of the Company’s pre-Reverse Split Common Stock in connection with the Merger. See Note 5.

NOTE 11 – COMMITMENTS

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014 for its corporate office space located in Danville, California. The obligation under this lease as of September 30, 2012 is $91,102.

Placement Agreement

In November 2010, the Company entered into a non-exclusive Placement Agent Agreement with Trident Partners Ltd. (“Trident,” or the “Placement Agreement”). Pursuant to the Placement Agreement, certain principals of Trident were granted fully vested warrants, exercisable for one year from the date of the agreement, to purchase up to 6,696 shares of the Company’s Common Stock at an exercise price of $1.12 per share.  All of the warrants were exercised during 2011.

Additionally, the Company agreed to pay Trident a cash fee of 10% of the proceeds received from the sale of any equity or equity-linked securities to any party introduced by Trident; warrants to purchase shares of Common Stock equal to 10% of the total number of shares of Common Stock sold or granted in connection with any funding (on similar terms as the Placement Warrants); and the Company agreed to grant Trident a net revenue interest equal to 10% of any revenue interest provided to any investors in any closing (the “Placement Fees”).  The requirement to pay the Placement Fees in connection with any subsequent investment by an investor continued in effect for 12 months following the expiration of the Placement Agreement on or about February 15, 2011.

On May 18, 2011, the Company amended the Placement Agent Agreement to eliminate the provision for the contingent grant of a 10% net revenue interest in oil and gas properties in exchange for the issuance of fully vested warrants to purchase 3,571 shares of Common Stock with a term of two years and an exercise price of $1.12 per share. The Company recorded $44,528 as share-based compensation for the issuance of the warrants.

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

In May 2012, Trident, various affiliates of Trident and the Company entered into settlement agreements to release each other from any ongoing claims and obligations.  Pursuant to the settlement agreements, the $119,990 finder’s fee payable to Trident was reduced to $47,960 by the payment in early May 2012 of $10,000 to Trident and certain affiliates (provided that we reserved the right to convert such unpaid fees into shares of our Common Stock at the rate of $2.24 per share at any time upon notice from the Company prior to December 31, 2012). Based upon the Common Stock conversion rate, which was more than the Company’s closing stock price in the month of May 2012, the Company determined no gain or loss was recognized.  The settlement resulted in a gain from settlement of payables in the amount of $62,030 and is reflected as other income in the accompanying statement of operations.

The remaining debt of $47,960 with Trident was converted into approximately 21,411 shares of the Company’s Common Stock upon completion of the Merger. (See Note 5).

Niobrara Asset - $1 Million Guarantee

Under the Niobrara Asset purchase agreement, the Company is obligated to either (i) issue an aggregate of 1,333,334 shares of the Company's Series A Preferred Stock to the sellers or, at the sellers’ election, (ii) pay an aggregate cash payment of $1,000,000 to the sellers, on the date that is ten days following the one year anniversary of the November 3, 2011 closing.  The Company has received elections from the sellers requesting payment of the obligation in cash, which is now due on or about November 20, 2012, and the Company intends to satisfy this obligation in full.

NOTE 12 – PREFERRED STOCK

Series A Convertible Preferred Stock – Post- Merger

Upon the effectiveness of July the filing of the Company’s Amended and Restated Certificate of Formation on July 30, 2012, the outstanding Series A Preferred Stock converted into 6,000,000 pre-Reverse Split shares of the Company’s Series A Preferred Stock.  On the date of the Merger, 6,000,000 million shares of Series A Preferred Stock were converted on a 112:1 basis into 53,572 shares of common stock.

The holders of our new Series A Preferred Stock are entitled to receive non-cumulative dividends at an annual rate of 6% of the “Original Issue Price” per share, which is $0.75 per share.  These dividends will only accrue and become payable if declared by our Board of Directors in its discretion.  The right to receive dividends on shares of Series A Preferred Stock are not cumulative, and no right to such dividends will accrue to holders of Series A Preferred Stock by reason of the fact that dividends on said shares are not declared or paid in any calendar year.  All declared but unpaid dividends of the shares of new Series A Preferred Stock are payable in cash upon conversion of such shares.  Any dividends declared on our new Series A Preferred Stock will be prior and in preference to any declaration or payment of any dividends or other distributions on our common stock. In the event of any liquidation, dissolution or winding up of our Company, either voluntary or involuntary, the holders of our new Series A Preferred Stock will be entitled to receive distributions of any of our assets prior and in preference to the holders of our common stock in an amount per share of new Series A Preferred Stock equal to the sum of (i) the Original Issue Price of $0.75 per share, and (ii) all declared but unpaid dividends on such shares of new Series A Preferred Stock.  Each share of new Series A Preferred Stock will be convertible at the option of the holder into that number of fully-paid, nonassessable shares of Common Stock determined by dividing the “Original Issue Price” for the new Series A Preferred Stock by the conversion price of $0.75 per share (subject to adjustment).  Therefore, each share of new Series A Preferred Stock will initially be convertible into one share of our Common Stock.  Our shares of new Series A Preferred Stock will automatically convert into shares of Common Stock according to the conversion rate described above upon the first to occur of (i) the consent of a majority of the outstanding shares of Series A Preferred Stock or (ii) the date on which the new Series A Preferred Stock issued on the original issuance date to holders who are not affiliates of the Company may be re-sold by such holders without registration in reliance on Rule 144 promulgated under the Securities Act of 1933, as amended, or another similar exemption.  The holders of our new Series A Preferred Stock vote together with the holders of our Common Stock as a single class (on an “as converted” basis) on all matters to which our shareholders have the right to vote, except as may otherwise be required by law.

Series B Preferred Stock

As additional security for the repayment of the Centurion Notes and pursuant to a Stock Purchase Agreement entered into in 2011 with Centurion, the Company sold Centurion one (1) share of its newly designated Series B Preferred Stock, in consideration for $100, which entitled Centurion to consent to and approve the Company’s, or any of its subsidiaries, entry into any bankruptcy proceeding, consent to the appointment of a receiver, liquidator or trustee or the assignment by the Company or any of its subsidiaries for the benefit of any creditors. The Series B Preferred Stock had the same voting rights as those accruing to the Common Stock and had the right to vote one share of Series B Preferred Stock for each share held by the holders of Series B Preferred Stock, on all matters which come before a vote of the Common Stock holders. The holder of the Series B Preferred Stock was entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders, before any payment or distribution shall be made on the Common Stock of the Company or on any other class of stock ranking junior to the Series B Preferred Stock upon liquidation.

In July 2012, effective upon the filing of the Amended and Restated Certificate of Formation, the outstanding Series B Preferred Stock converted into one pre-Reverse Split share of the Company’s Common Stock and no Series B shares were outstanding.

Preferred Stock Issuances

At September 30, 2012, the Company was authorized to issue 100,000,000 shares of its Series A Preferred Stock with a par value of $0.001 per share.

In October 2011, the Company issued 4,000,000 shares of its Series A Preferred Stock and an 80% interest in Condor to a subsidiary of MIE Holdings, a related party, for proceeds of $3,000,000.

In October 2011, the Company repaid the $200,000 note payable to its president and chief executive plus accrued interest of $4,258. Upon receipt of these proceeds, the president and chief executive officer used the proceeds to purchase through an entity owned and controlled by him, 266,667 shares of the Company’s Series A Preferred Stock at a price of $0.75 per share.

In October 2011, the Company converted the $900,000 note payable to Global Venture Investments, LLC into 2,400,000 shares of the Company’s Series A Preferred Stock. Pursuant to the terms of the note, the note’s principal converted into Series A Preferred Stock at a price of $0.375 per share, which was equal to 50% of the $0.75 price per share of the Series A Preferred Stock. As required pursuant to the terms of the note, the Company also issued the note holder a warrant to purchase 480,000 shares of Series A Preferred Stock with an exercise price of $0.75 per share valued at $XX.  See Note 10.

In February 2012, the Company issued 230,000 shares of Series A Preferred Stock at a value of $172,500 to South Texas Reservoir Alliance LLC. (“STXRA”). A liability was accrued as of December 31, 2011 for this issuance, which issuance was made in full satisfaction of certain obligations to STXRA associated with the Niobrara Asset purchase.

In March 2012, the Company issued 1,666,667 shares of its Series A Preferred Stock valued at $1,250,000 in connection with the acquisition of Excellong E&P-2. (See Note 11.)

In the quarter ended March 31, 2012, the Company issued 2,665,540 shares of its Series A Preferred Stock to investors for gross cash proceeds totaling $1,991,650.

In the quarter ended June 30, 2012, the Company issued 3,469,971 shares of Series A Preferred Stock as follows:  (i) 3,469,438 shares issued to investors in exchange for gross cash proceeds of $2,602,076; and (ii) 533 shares to an advisor as a placement fee.

In September 2012, the Company issued 279,749 shares of its Series A Preferred Stock valued at $209,812 in settlement of a portion of the carried interest obligation to one of the seller of the Niobrara Asset.

In September 2012, the Company issued 368,436 shares of its Series A Preferred Stock valued at $276,326  in exchange for a note receivable from Condor in connection with the acquisition of additional interests by Condor in the Niobrara formation of Weld and Morgan Counties, Colorado,

In the quarter ended September 30, 2012, the Company issued 4,863,364 shares of its Series A Preferred Stock to investors for gross cash proceeds totaling $3,667,737.

In September 2012, the Company issued an aggregate of 37,467 shares of its Series A Preferred Stock to Oracle Capital Securities, LLC, the Company’s placement agent, and an employee thereof, as partial consideration due in connection with the Company’s offering of Series A Preferred Stock valued at $28,100.

NOTE 13 – COMMON STOCK

At September 30, 2012, the Company was authorized to issue 200,000,000 shares of its Common Stock with a par value of $0.001 per share.

The Company issued 10,420,000 shares of Common Stock to its founders in exchange for cash in the amount of $10,420 in February 2011.

The Company issued 4,100,000 shares of Common Stock in February 2011 to a company that is wholly owned by the Company’s president and chief executive officer in exchange for that company’s 6% interest in the Rare Earth JV. These shares were valued at $4,100.

In October 2011, the Company’s board of directors granted 700,000 shares of its restricted Common Stock to a consulting executive vice president. Contemporaneous with this grant, the executive vice president received an option exercisable for 300,000 shares of the Company’s Common Stock that may be exercised at $0.08 per share, with vesting occurring at various intervals based upon achievement of certain objectives, and expiring in October 2021 if not exercised earlier. In February 2012, the Company’s board of directors and the executive vice president agreed to a revised time-based vesting schedule with respect to these shares and options in connection with this executive vice president becoming a full-time employee of the Company. The revised terms provide a vesting schedule of 50% of the shares on June 1, 2012, 25% on December 1, 2012, and the final 25% on June 1, 2013, all contingent upon the recipient’s continued service with the Company, with 100% of the shares being vested in the event the Company terminates his relationship with the Company without cause (as defined in the grant agreement). All of these shares were issued in September 2012 though as of September 30, 2012, 350,000 of the 700,000 shares (50%) are subject to forfeiture. The value of the Common Stock on the date of issuance was $70,000.  The Company recorded share-based compensation expense of $70,000 on the date of grant.

In conjunction with the Niobrara Asset acquisition in 2011, 285,595 shares of the Company’s Common Stock valued at $28,556 were issued to the company that arranged the transaction and provided various technical and due diligence services to the Company.

In October 2011, the Company signed a letter of intent to merge with a Blast Energy, Inc., a publicly-traded oil and gas exploration and production company. In connection with this proposed merger, the Company issued 696,666 fully vested, nonforfeitable shares of Common Stock to certain investor relations consultants, but performance is not required until after the merger is complete. The Company recorded $69,667 of stock-based compensation expense on the grant date.

In February 2012, the Company granted to five of its consultants and employees a total of 1,655,000 shares of its restricted Common Stock valued at $0.10 per share. The Company recorded stock-based compensation expense of $165,500 on the date of grant.  The shares are subject to forfeiture in the event the recipient is no longer an employee, officer, director or consultant to the Company, which risk of forfeiture lapses with respect to 50% of the shares on the date that is six months from the date of grant, 20% on the date that is twelve months from the date of grant, 20% on the date that is eighteen months from the date of grant, and the final 10% on the date that is twenty-four months from the date of grant, all contingent upon the recipient’s continued service with the Company. These awards were authorized and issued under the Company’s equity incentive plan adopted in February 2012. At September 30, 2012, 50% of these 1,655,000 shares were subject to forfeiture.

In June 2012, as related to the non-qualified stock options previously granted to South Texas Reservoir Alliance LLC (“STXRA”), STXRA exercised options at the $0.08 exercise price and paid $4,800 for the issuance of 60,000 shares of Common Stock.

In September 2012, 418,813 shares of Common Stock were issued in connection with the Merger and pursuant to the Debt Conversion Agreements.  See Note 5.

In September 2012, as a result of the 112:1 Reverse Split, 1,358,847 shares of Common Stock were issued to former shareholders of the Company.  See Note 5.

NOTE 14 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of September 30, 2012, 30,615 shares of Common Stock granted under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan remain outstanding and exercisable.  No options were issued under these plans in 2012.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants.  A total of 6,000,000 shares of Common Stock are eligible to be issued under the 2012 Incentive Plan.

PEDCO 2012 Equity Incentive Plan

As a result of the Merger, the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012.  The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 3,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance share, and performance unit under the PEDCO Incentive Plan. As of September 30, 2012, options to purchase 3,665,000 shares of PEDCO common stock and 1,655,000 shares of PEDCO restricted common stock had been granted under this plan (all of which were granted by PEDCO prior to the closing of the Merger, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the Merger).  The Company does not plan to grant any additional awards under the PEDCO Incentive Plan post-Merger.

Options

In October 2011, the Company granted a non-qualified performance-based option to its consulting executive vice president for 300,000 shares of Common Stock at $0.08 per share with a term of 10 years. At December 31, 2011, none of the performance milestones had been met and, as a result, no expense was recorded in 2011 for this award. This award was modified in February 2012 to a time-based vesting schedule in connection with this consultant becoming a full-time employee of the Company.  The vesting terms of the option exercisable for these 300,000 shares are now 50% of the shares subject to the option vesting on March 1, 2012, 25% on June 1, 2012, and the balance of 25% on January 1, 2013, all contingent upon the recipient’s continued service with the Company. The fair value of the options on the date of grant using the Black-Scholes mode was $19,800.  For the nine months ended September 30, 2012, the Company had recognized expense of $17,169.

In February 2012, options to purchase an aggregate of 265,000 shares of Common Stock were granted to five consultants and employees at an exercise price of $0.10 per share. The options have terms of 10 years and vest in February 2014.  50% of the shares subject to the options vest six months from the date of grant, 20% vest one year from the date of grant, 20% vest eighteen months from the date of grant, and the final 10% vest two years from the date of grant, all contingent upon the recipient’s continued service with the Company. The fair value of the options on the date of grant using the Black-Scholes mode was $20,670.  For the nine months ended September 30, 2012, the Company had recognized expense of $13,849.

In June 2012, options to purchase an aggregate of 3,400,000 shares of Common Stock were granted to management and employees at an exercise price of $0.17 per share. The options have terms of 10 years and vest in June 2014.  50% of the shares subject to the options vest six months from the date of grant, 20% vest one year from the date of grant, 20% vest eighteen months from the date of grant, and the final 10% vest two years from the date of grant, all contingent upon the recipient’s continued service with the Company.  The fair value of the options on the date of grant using the Black-Scholes mode was $272,000.  For the nine months ended September 30, 2012, the Company had recognized expense of $77,290.

During the three and nine month period ended September 30, 2012, the Company recognized option stock-based compensation expense of $76,376 and $116,489, respectively. The remaining amount of unamortized stock options expense at September 30, 2012 is $245,136. The Black-Scholes option-pricing model was used to determine fair value. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate range of 0.27% to 0.41%, (2) expected term of 2 years, (3) expected volatility range of 88% to 173%, and (4) zero expected dividends.

The intrinsic value of outstanding and exercisable options at September 30, 2012 was $7,627,900 and $846,950, respectively.

Option activity during the nine-months ended September 30, 2012 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2012	530,000	$0.08	9.75
Acquired in Blast merger	38,918	41.72
Granted	3,665,000	0.16
Exercised	(60,000)	0.08
Forfeited and canceled	(8,303)	127,21

Outstanding at September 30, 2012	4,165,615	$0.29	9.57

Exercisable at September 30, 2012	473,115	$1.28	8.73

Warrants

In April 2012, in connection with the Series A Preferred Stock issuances, the Company issued warrants to its placement agent and an employee thereof to purchase a total of 60,000 shares of Series A Preferred Stock valued at $0.42 per share on the grant date.  These warrants have an exercise price of $0.75 per share and expire in April 2015.

In April 2012, warrants to purchase an aggregate of 100,000 shares of Common Stock were granted to an advisor at an exercise price of $0.10 per share. The warrants have a term of 10 years and are fully vested on the date of grant.  The Company recorded $8,000 of stock compensation expense on the date of grant.

In May 2012, the Company issued warrants to an advisor to purchase a total of 6,500 shares of its Series A Preferred Stock valued at $0.42 per share on the grant date.  These warrants have an exercise price of $0.75 per share and expire in May 2015. The Company recorded $2,714 of stock compensation expense on the date of grant.

In May 2012, as part of the sale of 50% of the ownership interests in White Hawk to an affiliate of MIE Holdings, the Company granted a two-year warrant to the affiliate of MIE Holdings exercisable for 500,000 shares of Company common stock at $1.25 per share valued at $1,586, exercisable solely on a cash basis, and granted a two-year warrant to the affiliate of MIE Holdings exercisable for 500,000 shares of Company common stock at $1.50 per share valued at $1,000, exercisable solely on a cash basis.  The Company recorded $2,586 of stock-based compensation expense for the fair value of the warrants issued on the date of grant.

In July 2012, the Company issued warrants to seven consultants who provided placement agent services to purchase a total of 143,417 shares of its Series A Preferred Stock valued at $0.42 on the grant date.  These warrants have an exercise price of $0.75 per share and expire in July 2015.

In July 2012, the Company issued warrants to three consultants who provided services for public relations, marketing, and Merger integration support to purchase a total of 125,000 shares of its Common Stock valued at $0.04 on the grant date.  These warrants have an exercise price of $0.75 per share and expire in July 2015. The Company recorded $52,156 of stock-based compensation expense for the fair value of the warrants issued on the date of grant.

On September 5, 2012, the principals of Trident Partners Ltd. (“Trident principals”) were issued an aggregate of 5,010 shares of the Company’s common stock upon the cashless net exercise of warrants exercisable for a total of 11,385 shares of the Company’s common stock that were originally issued to the Trident principals on June 3, 2011 and December 22, 2011 with an exercise price of $1.12 per share.

Fair value was determined by using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate range of 0.28% to 0.43%, (2) expected term range of 2 to 3 years, (3) expected volatility of 88%, and (4) zero expected dividends. During the three and nine month period ended September 30, 2012, the Company recognized $-0- and $65,425, respectively, of share-based compensation expense.  The intrinsic value of outstanding as well as exercisable warrants at September 30, 2012 was $2,138,038.

Warrant activity during the nine-months ended September 30, 2012 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2012	580,000	$0.63	4.04
Acquired in Blast merger	206,206	47.85
Granted	1,437,584	1.14
Exercised	(11,385)	1.12
Forfeited and canceled	(2,232)	11.50

Outstanding at September 30, 2012	2,210,173	$5.35	2.56

Exercisable at September 30, 2012	2,210,173	$5.35	2.55
Warrrants exercisable into preferred stock	692,584	$0.24	0.72
Warrrants exercisable into common stock	1,517,589	$5.12	1.83

NOTE 15 – RELATED PARTY TRANSACTIONS

On the October 31, 2011 of the Company’s acquisition of the Niobrara Asset, the Company transferred and assigned to Condor, a Nevada limited liability company owned 20% by the Company and 80% by an affiliate of MIE Holdings, 62.5% of the Niobrara Asset interest acquired by the Company, the net result of which is that each of the Company and MIE Holdings have a 50% net working interest in the Niobrara Asset originally acquired by the Company.  Furthermore, Condor was designated as “Operator” of the Niobrara Asset.  Condor’s Board of Managers is comprised of the Company’s President and Chief Executive Officer, Mr. Frank Ingriselli, and two designees of MIE Holdings.  In addition, MIE Holdings has agreed to continue to carry the Company at both the Condor and the Company levels for all of the Company’s proportionate fees and expenses due in connection with the drilling and completion of the initial well on the Niobrara Asset, which carry shall be in the form of loans made by MIE Holdings to Condor and repayable by Condor from production from the Niobrara Asset.

In October 2011, the Company issued 4,000,000 shares of its Series A Preferred Stock to MIE Holdings for proceeds of $3,000,000.

As discussed in Note 7, the Company in May 2012 merged its wholly-owned subsidiary, Excellong E&P-2, Inc., into White Hawk and then sold 50% of its ownership interests in White Hawk to an affiliate of MIE Holdings and issued certain warrants thereto.

NOTE 16 – CONTINGENCIES

The Company is not aware of any pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

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

As discussed in Note 6, the Company acquired oil and gas interests in Colorado in a geologic formation known as the Niobrara formation (“the Niobrara Asset”) effective October 31, 2011, for a total cost of $4,914,624. The purchase price components included 1,333,334 shares of Series A Preferred, unless the sellers elect to receive $1,000,000 cash, which is due and payable within five days of their written election to receive cash in lieu of the shares.  The Company has received elections from the sellers requesting payment of the obligation in cash due on or about November 20, 2012, and the Company intends to satisfy this obligation in full.

As discussed in Note 7, on March 29, 2012, the Company acquired Excellong E&P-2, Inc., a Texas corporation for a total purchase price of $3.75 million.  As part of the purchase price, the Company issued 1,666,667 shares of Series A preferred stock valued at $0.75 per share based on the conversion price to common stock.  In accordance with the purchase agreement, the Company has a contingent obligation to repurchase up to the full 1,666,667 shares of Series A preferred stock at a price per share of $0.75 in the event that, on March 29, 2013 (the date that is twelve months from the closing date), the market value of the stock is less than $1,250,000, and the sellers demand repurchase.  At September 30, 2012, if the Company were required by the sellers to repurchase all of these shares, it would be required to repurchase 1,666,667 shares for an aggregate cash payment of $1,250,000, at the sellers’ option in the event the market value of the stock is less than $1,250,000.

NOTE 17 – SUBSEQUENT EVENTS

On September 26, 2012, the Company entered into a binding agreement with Guofa Zhonghai Energy Investment Co., Ltd., (“Guofa Zhonghai Energy”), a Chinese energy company, pursuant to which we agreed to jointly participate in China’s current tender for shale gas blocks.  We are currently providing technical expertise to Guofa Zhonghai Energy in their submission of bids for the acquisition of shale gas blocks, which bids were submitted to the Chinese Ministry of Land and Resources on October 25, 2012 and are currently under review.  In the event one or more of our bids are accepted by the Chinese Ministry of Land and Resources, we and Guofa Zhonghai Energy plan to negotiate a mutually agreed upon joint operating agreement which shall set forth the rights and obligations of each party and their respective ownership in the shale gas blocks, and their economic rights with respect to each block.

On October 22, 2012, the Company issued 27,000 shares of common stock upon the conversion of 27,000 shares of Series A Preferred Stock held by a shareholder.

On October 23, 2012, Centurion converted $536,250 of the loan amounts outstanding to Centurion under the First and Second Notes at $0.75 per share into an aggregate of 715,000 shares of common stock.  After giving effect to this conversion, on October 23, 2012 the outstanding principal, accrued interest and exit fee was $753,000.

The Company has received elections from the sellers of the Niobrara Asset requesting payment of $1,000,000 cash in lieu of the issuance of 1,333,334 shares of Series A Preferred Stock, which payment is due on or about November 20, 2012.  The Company intends to satisfy this obligation in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made, although not all forward-looking statements contain such identifying words. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in this and our other SEC filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

Our Business

We are an energy company engaged in the acquisition, exploration, development and production of oil and natural gas resources in the United States, with a primary focus on oil and natural gas shale plays and a secondary focus on conventional oil and natural gas plays.  Our current operations are located primarily in the Niobrara Shale play in the Denver-Julesburg Basin in Morgan and Weld Counties, Colorado and the Eagle Ford Shale play in McMullen County, Texas.  Additionally, we are in the final stages of negotiating a binding agreement for the acquisition of interests in the Mississippian Lime covering approximately 13,806 gross acres located in Comanche, Harper, Kiowa and Barber Counties, Kansas, and Woods County, Oklahoma.  We also hold an interest in the North Sugar Valley Field in Matagorda County, Texas, though we consider this a non-core asset.   We believe that the Niobrara, Mississippian and Eagle Ford Shale plays represent among the most promising unconventional oil and natural gas plays in the United States, and we expect that the majority of our near-term capital expenditures will be devoted to increasing our production and reserves from these shale plays.

We have approximately 10,801 gross and 2,954 net acres of oil and gas properties in our Niobrara core area.  If we complete the acquisition of the Mississippian asset, upon closing, we will have a 50% working interest in 13,806 acres.  Our current Eagle Ford position is a 4% working interest in 1,651 acres.  We operate our Niobrara interests and plan to operate our Mississippian interests. We currently operate one well in the Niobrara asset with current daily production of approximately 100 boe (31 boe net).  We believe our current assets, including the Mississippian asset, could contain a gross total of 286 drilling locations, which would keep us actively developing for the next three to five years.

Strategic Alliances

MIE Holdings

Through the relationships developed by our founder and Chief Executive Officer, Frank Ingriselli, we formed a strategic relationship with MIE Holdings Corporation (Hong Kong Stock Exchange code: 1555.HK), one of the largest independent upstream onshore oil companies in China, which we refer to as MIE Holdings, to assist us with our plans to develop unconventional shale properties.  According to information provided by MIE Holdings, MIE Holdings has drilled and currently operates over 2,000 oil wells in China and brings extensive drilling and completion experience and expertise, as well as a strong geological team.  MIE Holdings has also been a significant investor in our operations, and as discussed below, the majority of our oil and gas interests are held all or in part by the following joint ventures which we jointly own with affiliates of MIE Holdings: (a) Condor Energy Technology LLC, which we refer to as Condor, which is a Nevada limited liability company owned 20% by us and 80% by an affiliate of MIE Holdings; and (b) White Hawk Petroleum, LLC,  which we refer to as White Hawk, which is a Nevada limited liability company owned 50% by us and 50% by an affiliate of MIE Holdings.

Although our initial focus is on oil and natural gas opportunities in the United States, we plan to use our strategic relationship with MIE Holdings and our experience in operating U.S.-based shale oil and natural gas interests to acquire, explore, develop and produce oil and natural gas resources in Pacific Rim countries, with a particular focus on China.  We intend to use one or more of our joint ventures with MIE Holdings to acquire additional shale properties in the United States and in China, where MIE Holdings and other partners have extensive experience working in the energy sector.

MIE Holdings has been a valuable partner providing us necessary capital in the early stages of our development.  It has purchased $3 million of our Series A preferred stock and additionally carried us on the cost of drilling and completing our first Niobrara well.  Recently, MIE Holdings has also introduced us to its banking relationships in order for us to start the process of seeking to obtain a line of credit for future acquisition and development costs.

STXRA

We have formed a technical services subsidiary, Pacific Energy Technology Services, LLC, which is 70% owned by us and 30% owned by South Texas Reservoir Alliance, LLC, which we refer to as STXRA, through which we plan to provide acquisition, engineering, and oil drilling and completion technology services in joint cooperation with STXRA in the United States and Pacific Rim countries, particularly in China.  STXRA is a consulting firm specializing in the delivery of petroleum resource acquisition services and practical engineering solutions to clients engaged in the acquisition, exploration and development of petroleum resources.  In April 2011, we entered into an agreement of joint cooperation with STXRA in an effort to identify suitable energy ventures for acquisition by us, with a focus on plays in shale oil and natural gas bearing regions in the United States.  According to information provided by STXRA, the STXRA team has experience in their collective careers of drilling and completing horizontal wells, including over 100 horizontal wells with lengths exceeding 4,000 feet from 2010 to 2012, as well as experience in both slick water and hybrid multi-stage hydraulic fracturing technologies and in the operation of shale wells and fields.   We believe that our relationship with STXRA, both directly and through our jointly-owned Pacific Energy Technology Services LLC services company, will supplement the core competencies of our management team and provide us with petroleum and reservoir engineering, petrophysical, and operational competencies that will help us to evaluate, acquire, develop and operate petroleum resources in the future.

Our Core Areas

Niobrara Asset

The Niobrara Shale formation is situated in northeastern Colorado and parts of adjacent Wyoming, Nebraska, and Kansas.  Primarily an oil play, it is in the D-J Basin, which has long been a major oil and natural gas province.  An emerging play, the Niobrara is in its early stages of exploration and companies have been actively leasing land for future drilling.  Samson Oil & Gas is one of the earliest companies to establish a position in the Niobrara, which some call the “NeoBakken.” Other operators active in the Niobrara include EOG Resources (NYSE: EOG), Anadarko Petroleum (NYSE: APC), SM Energy (NYSE: SM), Noble Energy (NYSE: NBL), Chesapeake Energy (NYSE: CHK), Whiting Petroleum (NYSE: WLL), Quicksilver Resources (NYSE: KWK), MDU Resources (NYSE: MDU), and Bill Barrett Corp. (NYSE: BBG).

Condor is designated as the operator of the Niobrara asset.  We completed drilling the initial horizontal well on the Niobrara asset in April 2012, reaching a total combined vertical and horizontal depth of 11,307 feet.  Halliburton performed a 20-stage frack of the well in mid-June 2012, with the well being completed in July 2012 with an initial production rate of 437 boe per day from the Niobrara formation.

Based on approximately 250 square miles of 3D seismic data covering the Niobrara asset, we estimate that there are up to 180 potential gross drilling well locations in the Niobrara asset, with 14 initial gross well locations already identified for our 2012-2013 Niobrara development plan, including our initial well completed in July 2012.  We believe that the Niobrara asset will afford us with the opportunity to enter this emerging play at an early stage.

On October 31, 2011, we purchased a 50% interest in certain oil and natural gas interests held by Esenjay Petroleum Corporation and related parties, which we refer to as Esenjay, covering approximately 7,450.30 acres located in the Niobrara Shale play, to a depth of approximately 6,500 feet.   The Niobrara asset is located approximately 60 miles northeast of Denver, Colorado, in Weld County, with all subject leases found within the northern quarter of the area known as the “Indian Peaks 3-D area” located within the 7N 59W & 7N 60W townships.

We paid an aggregate purchase price of $4,914,624 to Esenjay for the Niobrara asset, payable through a combination of (a) $2,827,387 cash at closing, (b) the obligation to 285,595 shares of Common Stock of the Company valued at $28,560 to a related party due diligence provider, (c) the obligation to issue 1,333,334 shares of Series A convertible preferred stock to Esenjay on November 13, 2012, (d) an operating cash carry-forward of up to $699,372 for the benefit of Esenjay, and (e) other acquisition cost in the amount of $186,805  The Company has received an election from Esenjay requesting payment of $1 million cash in lieu of the issuance of 1,333,334 shares of Series A Preferred Stock, which payment is due on or about November 20, 2012.  The Company intends to satisfy this obligation in full.  Esenjay holds a lien on the Niobrara Asset acreage and related equipment, intangibles, accounts, personal property and proceeds, which lien will be released upon the Company’s full satisfaction of this obligation.

Effective upon our acquisition of the Niobrara asset, we transferred to Condor (which is owned 20% by us and 80% by an affiliate of MIE Holdings) 2,328 acres of the Niobrara asset acquired by us, the net result of which was that MIE Holdings and we each had a 25% ownership in the Niobrara asset. Subsequently, a partner to the Niobrara joint operating agreement elected not to fully participate in the initial well on the Niobrara asset.  That partner held 2,235 acres in the Niobrara asset. Through the terms of the joint operating agreement, Condor acquired the lease acreage from the partner, resulting in an increase of our indirect ownership in the Niobrara asset of 447 net acres.

On September 24, 2012, Condor completed the acquisition of additional oil and gas leases in the Niobrara asset covering approximately 3,582 net acres in Morgan and Weld Counties, Colorado with a 100% working interest (80% net revenue interest) and including all depths.  Condor acquired these additional leases for $1,105,309 in cash and 368,327 shares of our Series A Preferred Stock (approximately $385 net per acre, based on an assumed share price of $0.75 per share as agreed upon by the parties in July 2012 upon execution of the definitive purchase documentation).

With the completion of this acquisition, we now hold 2,954 net acres in oil and natural gas interests in the Niobrara asset covering approximately 10,801 gross acres in Morgan and Weld Counties, Colorado.  We hold approximately 45.8% of our Niobrara lease acreage directly and hold the balance through our ownership in Condor, which holds a 74.10% working interest in the Niobrara asset.

The day-to-day operations of Condor are managed by our management, and Condor’s Board of Managers is comprised of our President and Chief Executive Officer, Mr. Frank Ingriselli, and two designees of MIE Holdings, with all major corporate actions by Condor requiring approval from both us and MIE Holdings.  In addition, in connection with the drilling and completion of the initial well on the Niobrara asset, and in light of our then-existing cash position, MIE Holdings loaned funds to Condor equal to all of our proportional fees and expenses on that project, and has additionally agreed to loan funds to Condor sufficient to cover our 20% portion of Condor expenses to be incurred in connection with two additional wells scheduled to be drilled and completed by Condor on the Niobrara asset in 2012.  No loan documentation has been completed to date, although the approximate principal amount loaned by MIE Holdings to Condor to cover our 18.75% portion of the initial well expense allocable to us through our separate (outside of Condor) interest in the Niobrara asset is approximately $1.40 million.

Eagle Ford Asset

On March 29, 2012, we acquired Excellong E&P-2, Inc., which we refer to as Excellong, a corporation whose sole asset was an approximately 8% working interest in certain oil and natural gas leases covering approximately 1,651 gross acres in the Leighton Field located in McMullen County, Texas, which is currently producing oil and natural gas from the highly-prospective Eagle Ford Shale formation, which we refer to as the Eagle Ford asset.

First discovered in 2008, according to data provided by Baker Hughes, the Eagle Ford Shale resource area had an active drilling rig count of 222 horizontal rigs as of September 28, 2012, which accounts for nearly half of the 499  horizontal drilling rigs in the State of Texas as of such date.  Due to the large amount of oil and natural gas liquids (NGLs) that each Eagle Ford well typically produces, exploration and production (E&P) companies throughout the United States have shown interest in acquiring a position in this relatively mature resource play.

Pursuant to the acquisition agreement with Excellong, we acquired the Eagle Ford asset for an aggregate purchase price of $3,750,000, consisting of (a) $1,500,000 in cash paid at closing, (b) $1,000,000 in cash which was paid to Excellong on May 23, 2012, and (c) the issuance of approximately 1,670,000 shares of Series A preferred stock to Excellong.  If these shares do not have a market value of at least $1,250,000 twelve months after the closing date, Excellong is entitled to require us to repurchase some or all of the shares at a price per share of $0.75 for up to an aggregate of $1,250,000 if all of shares are repurchased.

Each of the three wells completed on the Eagle Ford asset to date have had strong initial production rates well- above the industry average:  (a) the first well completed in December 2010 had an initial production rate of 1,202 Bbl per day and 752 mcf per day; (b) the second well completed in August 2011 had an initial production rate of 1,488 Bbl per day and 700 mcf per day; and (c) the third well completed in July 2012 had an initial production rate of 1,072 Bbl per day and 1,137 mcf per day.  The Eagle Ford section in the field is approximately 140 feet thick with favorable porosity, saturations, and mechanical rock properties.  Based on our current understanding of the field, on the approximately 1,651 gross acre Eagle Ford asset in which we acquired an interest, 22 more Eagle Ford wells may be drilled.

In May 2012, we merged Excellong into White Hawk, which was our wholly owned subsidiary at the time, with White Hawk continuing as the surviving entity and holder of the Eagle Ford asset.  Thereafter, on May 23, 2012, we completed the sale of 50% of the ownership interests in White Hawk to an affiliate of MIE Holdings.  As a result of the White Hawk sale, an affiliate of MIE Holdings and we each have an equal 50% ownership interest in the Eagle Ford asset originally acquired by us from Excellong, and we have each agreed to proportionately share all expenses and revenues with respect to the Eagle Ford asset going forward.  In consideration for the White Hawk sale, MIE Holdings agreed to pay us an aggregate of $2,000,000 in cash as follows:  (a) $500,000 in cash was paid to us on May 23, 2012; (b) $1,000,000 in cash paid to was paid to Excellong on behalf of us on March 23, 2012, which amount was due to Excellong following the acquisition by us of the Eagle Ford asset as described above; and (c) $500,000 in cash was paid to us on July 3, 2012.  As further inducement for MIE Holdings to participate in the White Hawk sale, we (a) agreed to share with MIE Holdings all production revenue from the Eagle Ford asset commencing March 1, 2012, (b) granted a two-year warrant to MIE Holdings exercisable for 500,000 shares of our common stock at $1.25 per share, exercisable solely on a cash basis, and (c) granted a two year warrant to MIE Holdings exercisable for 500,000 shares of our common stock at $1.50 per share, exercisable solely on a cash basis.

Mississippian Opportunity

We are in the final stages of negotiating a definitive Agreement for Purchase of Term Assignment with a third party for the acquisition of interests in the Mississippian Lime covering approximately 13,806 net acres located in Comanche, Harper, Kiowa and Barber Counties, Kansas, and Woods County, Oklahoma, at a price per net acre ranging from $550 to $650 per acre, in addition to the acquisition of approximately 19.5 square miles of 3-D seismic data, which we collectively refer to as the Mississippian asset. We anticipate that ownership of the Mississippian asset will be through a subsidiary or joint venture and allocated 50% to us and 50% to a partner to be determined, with each of us and the partner bearing 50% of the acquisition and development expenses.  Upon entry into the Mississippian Agreement, we expect to pay to the seller an initial deposit of $864,866, with the balance of $7,783,795 due upon closing, which is contemplated to occur in late 2012.  We will be the majority working interest holder and operator of the Mississippian asset, which includes both undeveloped and held-by-production (HBP) positions, and we plan to drill our first well in the first quarter of 2013, with a total of 10 wells planned in 2013.  The signing of the definitive Agreement for Purchase of Term Assignment is anticipated to occur in November 2012, subject to finalization of the definitive documentation to the satisfaction of the parties, and the closing of the acquisition of the Mississippian asset is anticipated to occur in late 2012, subject to satisfaction of certain conditions to closing, including completion of Condor’s due diligence review of the Mississippian asset, although we cannot guarantee that we will be able to do so on terms that are satisfactory to us, or at all.

Pursuant to the contemplated Agreement for Purchase of Term Assignment, provided we complete no less than three horizontal wells on the property within 654 days of the closing of the acquisition, which we refer to as the primary term, we will then have the option to extend the primary term for an additional one year period through the payment to the seller of the sum of $200 per net acre covered by the leases for which the option is exercised.  In the event we drill a well on a lease subject to the Agreement for Purchase of Term Assignment during the primary term or extended primary term, and such well is completed as a commercial producer of oil and/or gas, then the seller shall assign such lease(s) to us for so long as such well(s) produces in paying quantities, with each horizontal well holding a maximum of 320 contiguous gross acres and each vertical well holding a maximum of 160 contiguous gross acres.  We estimate that we will need to drill and complete approximately 38 commercially producing horizontal wells through 2014 in order to hold all the acreage under the Agreement for Purchase of Term Assignment.

The Mississippian oil play is one of the latest oil plays that has recently captured attention in the industry, and we believe that there is an opportunity for us to acquire interests in this emerging play on attractive terms.  The Mississippian Lime formation is located in Oklahoma and Kansas in an area that has a long history of production from vertical wells and that has a well-developed infrastructure system to support further development. The formation is at a relatively shallow depth of approximately 4,500 to 7,500 feet, and consists of carbonate rocks that have a high porosity and permeability.  The industry is developing the area using the horizontal drilling that has proven effective in shale plays across North America.  Major companies in this emerging play include PetroQuest Energy (NYSE: PQ), Range Resources (NYSE: RRC), SandRidge Energy (NYSE: SD), Chesapeake Energy (NYSE: CHK), and Devon Energy (NYSE: DVN).  We do not currently have any binding agreements in place with respect to the acquisition of interests in the Mississippian Lime formation, and we cannot guarantee that we will consummate the purchase of all or some of the targeted acreage interests in the Mississippian Lime formation on terms that are reasonable or satisfactory to us, or at all.

Non-Core Businesses

North Sugar Valley Field Asset

On September 23, 2010, we acquired from Sun Resources Texas, Inc., a privately-held company based in Longview, Texas, which we refer to as Sun, its oil and natural gas interests in the North Sugar Valley Field located in Matagorda County, Texas for a total purchase price of $1,181,000.  Under the terms of the agreement, we paid the purchase price in cash, common stock and the issuance of a promissory note (which has since been repaid) in exchange for Sun’s approximately 65% working interest (net revenue interest of approximately 50%) in three wells:  the Millberger #1 and #2 and Oxbow #1 wells.  Prior to the acquisition, the acquired wells were producing a total of approximately 43 gross barrels of oil per day (or approximately 21.5 net barrels of oil) from the Gravier Sand formation, which our 2011 year-end reserve report estimates contains approximately 44,640 barrels of proved reserves net to the interest acquired by us.

The effective date of the sale was October 1, 2010. Under the terms of the agreement, Sun will continue to act as operator of the properties.  Sun has retained a 1% working interest in the wells.

During late 2011 and early 2012, the down-hole equipment on the Oxbow #1 well began to fail which eventually caused the well to be deemed uneconomic. The Oxbow #1 oil production has declined to a point where it would be more cost effective to have it converted into a salt water disposal well, or SWDs for the water produced by the Millberger #1 and #2 wells.  We believe the Oxbow SWD well could be operated for approximately $2,500 per month, resulting in a savings of $11,500 in water disposal costs.  Sun has retained a consulting firm in Austin to research the TX RRC SWD well requirements and obtain a permit to convert the Oxbow #1 into a SWD.  Sun estimates that the cost of conversion would be approximately $167,500.  We have given our consent to pursue such a conversion and Sun is seeking to obtain the approvals and permits for the SWD well.  If permits or permissions are not able to be obtained, we will pay our share of the plug and abandoning costs and will then most likely seek to drill a disposal well at another location on the leases.

Applied Fluid Jet Technology Asset

Over the past several years, we developed a down-hole stimulation service that we believe has the potential to dramatically increase production volumes and reserves from existing or newly drilled wells.  We filed for a patent on behalf of the inventor to protect this proprietary applied fluid jet (AFJ) process and recently received an approved patent from the U.S. Patent Office. We are currently in the process of working with the inventor to assign the rights to the patent to us.

During 2009, we tested the AFJ process on wells in the Austin Chalk play in Central Texas operated by Reliance Oil & Gas, Inc., which we refer to as Reliance,  and had some initial production success.  We subsequently attempted to apply the process to third-party wells in West Texas and in Kentucky.  Due to mechanical failures of the surface equipment, we were unable to achieve any lateral jetting in the down-hole environment. Currently, the AFJ rig and other support vehicles have been moved to a storage yard in Spring, Texas.  The AFJ asset is a secondary, non-core business focus for our company and may not ever be commercialized.

Rare Earth Asset

Through our wholly owned Hong Kong subsidiary, Pacific Energy & Rare Earth Limited, which we refer to as PEARL, we own a 6% interest in Rare Earth Ovonic Metal Hydride JV Co. Ltd., which we refer to as the Rare Earth JV, a China-based rare earth manufacturing joint venture.  The Rare Earth JV produces mischmetal-based metal hydride used to manufacture NiMH batteries that are used around the world in hybrid electric vehicles, electric bicycles, stationary applications, consumer electronics, power tools with utility and industrial applications, and 36/42 volt batteries for higher power and energy voltage and storage.

We are seeking to monetize our 6% Rare Earth JV interest, although we cannot guarantee that we will be able to do so on terms that are satisfactory to us, or at all.

Guijarral Hills Exploitation Project

In February 2011, the Company entered into a farmout agreement with Solimar Energy LLC (“Solimar”), which provided the Company the right to participate in a field extension drilling project to exploit an undeveloped acreage position in the Guijarral Hills Field located in the San Joaquin basin of central California.  In March 2011, the Solimar Energy 76-33 well in the Guijarral Hills Field Area located in Fresno County, California (the “Test Well”) reached its total drilling depth of 10,550 feet, but none of the zones tested resulted in an oil producing well, and the Company allowed the lease to expire pursuant to its terms on September 30, 2012.

Merger with Pacific Energy Development

On July 27, 2012, in order to carry out our business plan, we acquired Pacific Energy Development Corp., a privately held Nevada corporation, which we refer to as Pacific Energy Development, pursuant to a transaction in which Pacific Energy Development merged with one of our subsidiaries and thereby became our wholly owned subsidiary.  In connection with the merger, which we refer to as the Pacific Energy Development merger, we changed our name from Blast Energy Services, Inc. to PEDEVCO CORP.

As part of the Pacific Energy Development merger, we issued to the shareholders of Pacific Energy Development (a) 17,917,261 shares of our common stock, (b) 19,616,676 shares of our newly created Series A preferred stock, (c) warrants to purchase an aggregate of 1,120,000 shares of our common stock and 692,584 shares of our Series A preferred stock at various exercise prices, and (d) options to purchase an aggregate of 4,235,000 shares of our common stock at various exercise prices.  Pursuant to the Pacific Energy Development merger, we also converted all of our shares of preferred stock that were outstanding prior to the Pacific Energy Development merger into shares of common stock on a one-for-one basis and effected a reverse stock split of our common stock on a 1 for 112 shares basis.  All share and per share amounts used in this prospectus have been restated to reflect this reverse stock split.

At the effective time of the Pacific Energy Development merger, (a) Pacific Energy Development owned the Niobrara and Eagle Ford assets and the Mississippian acquisition opportunity, and (b) our primary business was developing the North Sugar Valley Field asset.  As a result of our acquisition of Pacific Energy Development in the Pacific Energy Development merger, we acquired these assets and opportunities of Pacific Energy Development.

Recent Developments

As described above, we plan to consummate the acquisition of the Mississippian asset in late 2012, and commence drilling operations in the first quarter of 2013.

On September 24, 2012, Condor completed the acquisition of additional oil and gas leases in the Niobrara asset covering approximately 3,582 net acres in Morgan and Weld Counties, Colorado with a 100% working interest (80% net revenue interest) and including all depths.  Condor  acquired these additional leases for $1,105,309 in cash and 368,327 shares of our Series A preferred stock (approximately $385 net per acre, based on an assumed share price of $0.75 per share as agreed upon by the parties in July 2012 upon execution of the definitive purchase documentation).  With the completion of this acquisition, we now hold leased oil and natural gas acreage in the Niobrara asset covering approximately 10,801 gross acres (2,954 net acres) in Morgan and Weld Counties, Colorado.

Using the relationships developed by our CEO Frank Ingriselli and our strategic partner MIE Holdings, we are currently engaged in discussions with several domestic Chinese energy companies for the purpose of participating in the Chinese government’s recently announced tender of 20 shale-gas blocks covering a total area of 20,002 square kilometers (approximately 4,943,000 acres) in eight regions in China that is scheduled for the fourth quarter of 2012.  We hope to obtain interests in one or more shale-gas exploration blocks in China in partnership with one or more domestic Chinese companies.

To this end, on September 26, 2012, we entered into a binding agreement with Guofa Zhonghai Energy Investment Co., Ltd., which we refer to as Guofa Zhonghai Energy, a Chinese energy company, pursuant to which we jointly participated in China’s current tender for shale gas blocks and provided technical expertise to Guofa Zhonghai Energy in their submission of bids for the acquisition of shale gas blocks on October 25, 2012.  In the event one or more of our bids are accepted by the Chinese Ministry of Land and Resources, we and Guofa Zhonghai Energy plan to negotiate a mutually agreed upon joint operating agreement which shall set forth the rights and obligations of each party and their respective ownership in the shale gas blocks, and their economic rights with respect to each block.

It is the parties’ intent that they will jointly develop the China shale gas assets acquired through application of the horizontal drilling and fracturing completion processes we currently use in the United States shale formations.  Through this partnership we hope to obtain important knowledge and experience in developing China shale gas that could be beneficial to developing our own shale gas block in China, when and if obtained.  If we are successful in obtaining a shale gas award, we believe our relationship with MIE Holdings will prove to be extremely beneficial to us as a local operator in gaining access to the necessary equipment, services and labor at appropriate pricing levels.

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

Oil and Gas Properties Successful Efforts Method The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, all costs for development wells, support equipment and facilities, and proved mineral interests in oil and gas properties are capitalized. Geological and geophysical costs are expensed when incurred. Costs of exploratory wells are capitalized as exploration and evaluation assets pending determination of whether the wells find proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Exploratory wells in areas not requiring major capital expenditures are evaluated for economic viability within one year of completion of drilling. The related well costs are expensed as dry holes if it is determined that such economic viability is not attained. Otherwise, the related well costs are reclassified to oil and gas properties and subject to impairment review. For exploratory wells that are found to have economically viable reserves in areas where major capital expenditure will be required before production can commence, the related well costs remain capitalized only if additional drilling is under way or firmly planned. Otherwise the related well costs are expensed as dry holes.

Exploration and evaluation expenditure incurred subsequent to the acquisition of an exploration asset in a business combination is accounted for in accordance with the policy outlined above.

The cost of oil and gas properties is amortized at the field level based on the unit of production method. Unit of production rates are based on oil and gas proved estimated to be recoverable from existing facilities based on the current terms of the respective production agreements. The Company’s reserves estimates represent crude oil and gas which management believes can be reasonably produced within the current terms of their production agreements.

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

Comparison of the Three Months Ended September 30, 2012 with the Three Months Ended September 30, 2011

Oil and Gas Properties.  For the three months ended September 30, 2012, Pacific Energy Development received $115,000 in revenues. These revenues were generated from the two producing wells in the Eagle Ford asset and one producing well in the Niobrara asset. Prior to March 2012, Pacific Energy Development was focused on acquiring oil and natural gas properties, and did not yet generate any revenue.  Oil and gas revenue for the former Blast business operations (“Blast) was an additional $60,000 for the three months ended September 30, 2012.  Operating expenses associated with the oil and gas properties was $71,000 for the PEDCO business and an additional $52,000 for the three months ended September 30, 2012 for Blast. There was no oil and gas revenue and no well operating expenses for PEDCO for the three months ended September 30, 2011. The oil and gas revenue and well operating expenses for Blast only includes results after the Pacific Energy Development merger closed in July 2012.

Depreciation, Depletion and Amortization (“DD&A”). DD&A costs were $59,000 for the three months ended September 30, 2012, compared to no significant amount for PEDCO for the three months ended September 30, 2011, as depletion was only recorded for Pacific Energy Development starting in 2012 when the wells were producing revenue as discussed above.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $812,000 to $1,021,000 for the three months ended September 30, 2012 compared to $209,000 for the three months ended September 30, 2011. The increase was primarily due to legal fees in connection with the Pacific Energy Development merger, increased staff, professional service fees and stock compensation expense in 2012 not applicable to 2011.

	For the Three Months Ended
	September 30,		Increase
(in thousands)	2012	2011	(Decrease)
Payroll and related costs	$344	$147	$197
Option and warrant expense	56	-	56
Legal fees & settlements	247	3	244
External services	268	22	246
Insurance	39	3	36
Travel & entertainment	40	11	29
Office rent, communications, misc.	27	23	4
	$1,021	$209	$812

Other Expense/Income.  Other expense was $457,000 for the three months ended September 30, 2012 compared to $8,000 for the three months ended September 30, 2011.  The increase in other expenses in 2012 resulted mostly from the loss of $160,000 recorded on a debt extinguishment and $254,000 related to the amortization of the debt discount.

Interest Expense.  Interest expense was $298,000 for the three months ended September 30, 2012 compared to $8,000 for the three months ended September 30, 2011, an increase of $291,000 from the prior period. This increase was primarily due to amortization of $254,000 for a debt discount for Blast operations and the inclusion of interest on debt assumed from the Blast operations after the Pacific Energy Development merger closed in July 2012.

Net Loss.  Net loss increased by $8,112,000 to a net loss of $8,329,000 for the three months ended September 30, 2012 compared to a net loss of $217,000 for the three months ended September 30, 2011.  This increase was primarily due to $6,820,000 for goodwill impairment, the increase in SG&A in 2012 of $812,000 as described above, the amortization of $254,000 for the debt discount and the loss of $160,000 on the Blast debt extinguishment.

Comparison of the Nine Months Ended September 30, 2012 with the Nine Months Ended September 30, 2011

Oil and Gas Properties.  For the nine months ended September 30, 2012, Pacific Energy Development has received $273,000 in revenues, and all revenues were generated in 2012. These revenues were generated after February 2012 from the two producing wells in the Eagle Ford asset and one producing well in the Niobrara asset. Prior to such time, Pacific Energy Development was focused on acquiring oil and natural gas properties, and did not yet generate any revenue.  Oil and gas revenue for the former Blast business operations (“Blast) was an additional $60,000 for the nine months ended September 30, 2012.  Operating expenses associated with the oil and gas properties was $119,000 for Pacific Energy Development and an additional $52,000 for the nine months ended September 30, 2012 for Blast. There was no oil and gas revenue and no well operating expenses for Pacific Energy Development for the nine months ended September 30, 2011.

Depreciation, Depletion and Amortization (“DD&A”).  DD&A costs were $73,000 for the nine months ended September 30, 2012, compared to no significant amount for Pacific Energy Development for the nine months ended September 30, 2011, as depletion was only recorded for Pacific Energy Development starting in 2012 when the wells were producing revenue per above

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $1,830,000 to $2,112,000 for the nine months ended September 30, 2012 compared to $282,000 for the nine months ended September 30, 2011. The increase was primarily due to increased staff, professional service fees, legal fees in connection with the Pacific Energy Development merger, and stock compensation expense in 2012 not applicable to 2011.

	For the Nine Months Ended
	September 30,		Increase
(in thousands)	2012	2011	(Decrease)
Payroll and related costs	$818	$175	$643
Option and warrant expense	417	-	417
Legal fees & settlements	278	13	265
External services	420	28	392
Insurance	53	4	49
Travel & entertainment	72	34	38
Office rent, communications, misc.	54	28	26
	$2,112	$282	$1,830

Other Expense/Income.  Other expense was $457,000 for the nine months ended September 30, 2012 compared to $10,000 for the nine months ended September 30, 2011.  The increase in other expenses in 2012 resulted mostly from the loss of $160,000 recorded on a  debt extinguishment and $254,000 related to the amortization of the debt discount

Interest Expense. Interest expense was $298,000 for the nine months ended September 30, 2012 compared to $10,000 for the nine months ended September 30, 2011, an increase of $288,000 from the prior period. This increase is primarily due to the amortization of $254,000 for a debt discount for Blast operations and the inclusion of interest on debt assumed from the Blast operations after the Pacific Energy Development merger closed in July 2012.

Net Loss.Net loss increased by $9,022,000 to a net loss of $9,314,000 for the nine months ended September 30, 2012 compared to a net loss of $292,000 for the nine months ended September 30, 2011.  This increase was primarily due to $6,820,000 for goodwill impairment, the increase in SG&A of $1,830,000 in 2012 as described above, the amortization of $254,000 for the debt discount and the loss of $160,000 on the Blast debt extinguishment.

Liquidity and Capital Resources

Prior to the completion of the Pacific Energy Development merger, Pacific Energy Development raised approximately $11.5 million through the sale of Series A Preferred stock (the “Offering”).  The Offering closed on July 27, 2012.  The proceeds of the Offering have been used by Pacific Energy Development to purchase producing oil and gas assets in the Eagle Ford shale prospect in southern Texas as well as prospective oil and gas leases in the Niobrara shale prospect in Colorado and for general working capital expenses.  The Eagle Ford asset had two producing wells when purchased and the Company has been receiving revenues since March 2012 from those wells.  A well was drilled and completed in July 2012 in the Niobrara asset, resulting in oil revenues from this well in the quarter ended September 30, 2012.   Management plans on drilling two additional wells in the Niobrara asset by year end and has the cash available to do so.  The Company’s management believes it can execute its business plan of developing their currently held oil and gas assets, as well as raising additional capital to purchase and develop additional oil and gas properties.

We expect to incur substantial expenses and generate significant operating losses as we continue to explore for and develop our oil and natural gas prospects, and as we opportunistically invest in additional oil and natural gas properties, develop our discoveries which we determine to be commercially viable and incur expenses related to operating as a public company and compliance with regulatory requirements. Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects.

Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, timing of regulatory approvals, availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

The Company had total current assets of $5,759,000 as of September 30, 2012, including cash of $5,348,000, compared to total current assets of $617,000 as of December 31, 2011, including a cash balance of $176,000.

The Company had total assets of $11.6 million as of September 30, 2012 and $2.9 million as of December 31, 2011.  Included in total assets as of September 30, 2012 and December 31, 2011 were $1.2 million and $0, respectively, of proved oil and gas properties subject to amortization.

The Company had total liabilities of $4.0 million as of September 30, 2012, including current liabilities of $3.9 million, compared to total liabilities of $2.1 million as of December 31, 2011, including current liabilities of $2.1 million.

The Company had working capital of $1.8 million, total stockholders’ equity of $6.4 million and a total accumulated deficit of $10.1 million as of September 30, 2012, compared to negative working capital of $1.4 million, total stockholders’ equity of $0.9 million and a total accumulated deficit of $0.7 million as of December 31, 2011.

Cash Flows From Operating Activities. The Company had net cash used in operating activities of  $1,473,000 for the nine months ended September 30, 2012, which was primarily due to $9,314,000 of loss from continuing operations offset by $6,820,000 goodwill impairment, $417,000 stock compensation expense,$254,000 of amortization of financing costs, and a $174,000 increase in accounts receivable.

Cash Flows from Investing Activities. The Company had  net cash used in investing activities of $2,075,000 for the nine months ended September 30, 2012. Cash was used for oil and gas property acquisitions in the amount of $1,500,000, for the acquisition of Blast in the amount of $445,000, for the payment of notes receivable in the amount of $429,000, and $700,000 was classified as restricted cash.  This usage of cash was offset somewhat by $1,000,000 received from the sale of 50% of the White Hawk subsidiary.

Cash Flows from Financing Activities. The Company had net cash provided from financing activities of $8,020,000 for the nine months ended September 30, 2012, which was due primarily to the sale of preferred stock.

Recent Accounting Pronouncements

For the period ended September 30, 2012, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended  December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

As a result of our merger with Blast Energy Services, Inc. and the formative stage of our development, the Company has not fully implemented the necessary internal controls for the combined entities.  The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (2) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial results reported herein. We are committed to improving our financial organization. As part of this commitment, we will increase our personnel resources and technical accounting expertise as we develop the internal and financial resources of the Company. In addition, at that time, the Company will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Internal Control over Financial Reporting

As a result of the merger described above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that are reasonably likely to materially affect our internal control over financial reporting.

During the quarter ended September 30, 2012, we reevaluated our most recent assessment of internal controls in conjunction with increased levels of activities in the development its operations and noted material weaknesses, discussed above, that changed our assessment of internal controls from effective to not effective.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company as defined in SEC rules.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2012 and in connection with the Merger, the Company conducted a reverse stock split of its common stock on a 1:112 basis and all of the Company’s outstanding shares of Series A Convertible Preferred Stock and Series B Preferred Stock were automatically converted into shares of common stock on a 1:112 basis in connection with the filing of our Amended and Restated Certificate of Formation.

On July 27, 2012, as a result of the closing of the Merger, the Company issued an aggregate of 17,917,261 shares of common stock and 19,616,676 shares of new Series A preferred stock to former shareholders of PEDCO.  Additionally, the Company granted (a) warrants to purchase an aggregate of 100,000 shares of common stock with an exercise price of $0.08 per share;500,000 shares of common stock with an exercise price of $1.25 per share; 500,000 shares of common stock with an exercise price of $1.50 per share;  20,000 shares of common stock with an exercise price of $0.75 per share, to former common stock warrant holders of PEDCO; and 692,584 shares of new Series A preferred stock with an exercise price of $0.75 per share to former Series A Convertible Preferred Stock warrant holders of PEDCO; and (b) options to purchase an aggregate of 470,000 shares of common stock with an exercise price of $0.08 per share; 365,000 shares of common stock with an exercise price of $0.10 per share; and 3,400,000 shares of the Company’s common stock with an exercise price of $0.17 per share, to former option holders of PEDCO.

On August 31, 2012, Centurion Credit Funding, LLC, which we refer to as Centurion, converted $101,250 of the loan amounts outstanding to Centurion under those certain promissory notes with an original aggregate principal amount of $2,522,111 issued to Centurion pursuant to that certain Note Purchase Agreement and related agreements, dated February 24, 2011, as amended, at $0.75 per share into an aggregate of 135,000 shares of the Company’s common stock.

On September 4, 2012, the Company issued an aggregate of 214,787 shares of Company common stock upon conversion at $2.24 per share of certain outstanding debt obligations of the Company to certain current and former members of the Board of Directors, employees and service providers upon conversion of accrued compensation, salaries and vacation pay owed, outstanding short term loans, and finder’s fees owed.

On September 5, 2012, the principals of Trident Partners Ltd. were issued an aggregate of 5,010 shares of Company common stock upon the cashless net exercise of warrants exercisable for a total of 11,385 shares of Company common stock that were originally issued to the Trident principals on June 3, 2011 and December 22, 2011 with an exercise price of $1.12 per share.

On September 24, 2012, the Company issued an aggregate of 368,435 shares of Series A preferred stock to Esenjay Oil & Gas, Ltd., and certain other sellers, in connection with the acquisition by Condor Energy Technology LLC, which we refer to as Condor, of leasehold interests covering approximately 3,582 net acres located in Morgan and Weld Counties, Colorado with a 100% working interest (80% net revenue interest).  Condor acquired the properties for $1,105,309 in cash and 368,435 shares of the Company’s Series A preferred stock (approximately $385 net per acre, based on an assumed share price of $0.75 per share as agreed upon by the parties in July 2012 upon execution of the definitive purchase documentation).  Also in connection with this transaction, the Company issued to Esenjay Oil & Gas, Ltd., referred to here as Esenjay, 279,749 shares of Series A preferred stock in full satisfaction and release of the Company’s obligation to carry $419,623.39 of Esenjay’s drilling and completion expenses, which obligation was incurred by the Company as part of the purchase consideration due in the Company’s October 2011 acquisition of interests in Weld County, Colorado from Esenjay and certain other sellers.

On October 22, 2012, the Company issued 27,000 shares of Company common stock upon the voluntary conversion of 27,000 shares of Company Series A preferred stock held by a Company shareholder effected in accordance with the Company’s Amended and Restated Certificate of Designations of the Company’s Series A Convertible Preferred Stock.

On October 23, 2012, Centurion converted $536,250 of the loan amounts outstanding to Centurion under those certain promissory notes with an original aggregate principal amount of $2,522,111 issued to Centurion pursuant to that certain Note Purchase Agreement and related agreements, dated February 24, 2011, as amended, at $0.75 per share into an aggregate of 715,000 shares of the Company’s common stock.

The issuances and grants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Act since the foregoing issuances and grants will not involve a public offering, the recipients will take the securities for investment and not resale, the company will take appropriate measures to restrict transfer, and the recipients will (a) be “accredited investors”; (b) have access to similar documentation and information as would be required in a Registration Statement under the Act; and/or (c) be non-U.S. persons.

With respect to any exchanges or conversions of our outstanding securities discussed above, we claim an exemption from registration afforded by Section 3(a)(9) of the Act for the above conversions, as the securities were exchanged by the Company with its existing security holder exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
2.1	Articles of Merger (Nevada) by Blast Acquisition Corp. and Pacific Energy Development Corp. Filed August 2, 2012 with the SEC, Form 8-K
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp. Filed August 2, 2012 with the SEC, Form 8-K
3.2	Amended and Restated Certificate of Designation of Series A Preferred Stock Filed August 2, 2012 with the SEC, Form 8-K
3.3	Bylaws of Blast Energy Services, Inc. Filed March 6, 2008 with the SEC, Form 8-K
4.1	Form of Common Stock Certificate for PEDEVCO CORP. Filed October 10, 2012 with the SEC, Form S-1
4.2	Form of PEDEVCO Corp Series A Preferred Stock Certificate Filed October 10, 2012 with the SEC, Form S-1
10.1	Blast Energy Services, Inc. 2012 Equity Incentive Plan Filed August 2, 2012 with the SEC, Form 8-K
10.2	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement Filed October 10, 2012 with the SEC, Form S-1
10.3	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Stock Option Agreement Filed October 10, 2012 with the SEC, Form S-1
10.4	Third Amendment to Senior Secured Promissory Notes (First and Second Tranche), dated August 30, 2012 by and among PEDEVCO Corp and Centurion Credit Funding LLC Filed September 6, 2012 with the SEC, Form 8-K
10.5	Form of Common Stock Warrant, dated July 27, 2012 Filed October 10, 2012 with the SEC, Form S-1
10.6	Form of Placement Agent Series A Preferred Stock Warrant, dated July 27, 2012 Filed October 10, 2012 with the SEC, Form S-1
10.7	Purchase and Sale Agreement, dated July 26, 2012, by and among Esenjay Oil & Gas, Ltd.; Winn Exploration Co., Inc.; Lacy Properties, Ltd.; Crain Energy, Ltd.; Ravco, Inc.; Arentee Investments; Schibi Oil & Gas, Ltd.; and Condor Energy Technology LLC Filed October 10, 2012 with the SEC, Form S-1

10.8
Amendatory Letter Agreement No. 1 to Purchase and Sale Agreement, dated September 21, 2012, by and among Esenjay Oil & Gas, Ltd.; Winn Exploration Co., Inc.; Lacy Properties, Ltd.; Crain Energy, Ltd.; Ravco, Inc.; Arentee Investments; Schibi Oil & Gas, Ltd.; and Condor Energy Technology LLC
Filed October 10, 2012 with the SEC, Form S-1

10.9	Form of Pacific Energy Development Corp Series A Preferred Stock Subscription Agreement Filed October 10, 2012 with the SEC, Form S-1
10.10	Binding Strategic Cooperation Agreement, dated September 24, 2012, by PEDEVCO Corp and Guofa Zhonghai Energy Investment Co., Ltd. Filed October 1, 2012 with the SEC, Form 8-K
10.11	Promissory Note, dated September 24, 2012 by Condor Energy Technology LLC in favor of Pacific Energy Development Corp. Filed October 10, 2012 with the SEC, Form S-1
10.12
Pacific Energy Technology Service, LLC Operating Agreement, dated October 4, 2012 by and between Pacific Energy Development Corp. and South Texas Reservoir Alliance LLC
Filed October 10, 2012 with the SEC, Form S-1

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
__________
*           Filed herewith.

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

PEDEVCO Corp.

Date: November 19, 2012	By:	/s/Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2012	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Articles of Merger (Nevada) by Blast Acquisition Corp. and Pacific Energy Development Corp. Filed August 2, 2012 with the SEC, Form 8-K
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp. Filed August 2, 2012 with the SEC, Form 8-K
3.2	Amended and Restated Certificate of Designation of Series A Preferred Stock Filed August 2, 2012 with the SEC, Form 8-K
3.3	Bylaws of Blast Energy Services, Inc. Filed March 6, 2008 with the SEC, Form 8-K
4.1	Form of Common Stock Certificate for PEDEVCO CORP. Filed October 10, 2012 with the SEC, Form S-1
4.2	Form of PEDEVCO Corp Series A Preferred Stock Certificate Filed October 10, 2012 with the SEC, Form S-1
10.1	Blast Energy Services, Inc. 2012 Equity Incentive Plan Filed August 2, 2012 with the SEC, Form 8-K
10.2	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement Filed October 10, 2012 with the SEC, Form S-1
10.3	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Stock Option Agreement Filed October 10, 2012 with the SEC, Form S-1
10.4	Third Amendment to Senior Secured Promissory Notes (First and Second Tranche), dated August 30, 2012 by and among PEDEVCO Corp and Centurion Credit Funding LLC Filed September 6, 2012 with the SEC, Form 8-K
10.5	Form of Common Stock Warrant, dated July 27, 2012 Filed October 10, 2012 with the SEC, Form S-1
10.6	Form of Placement Agent Series A Preferred Stock Warrant, dated July 27, 2012 Filed October 10, 2012 with the SEC, Form S-1
10.7	Purchase and Sale Agreement, dated July 26, 2012, by and among Esenjay Oil & Gas, Ltd.; Winn Exploration Co., Inc.; Lacy Properties, Ltd.; Crain Energy, Ltd.; Ravco, Inc.; Arentee Investments; Schibi Oil & Gas, Ltd.; and Condor Energy Technology LLC Filed October 10, 2012 with the SEC, Form S-1

10.8
Amendatory Letter Agreement No. 1 to Purchase and Sale Agreement, dated September 21, 2012, by and among Esenjay Oil & Gas, Ltd.; Winn Exploration Co., Inc.; Lacy Properties, Ltd.; Crain Energy, Ltd.; Ravco, Inc.; Arentee Investments; Schibi Oil & Gas, Ltd.; and Condor Energy Technology LLC
Filed October 10, 2012 with the SEC, Form S-1

10.9	Form of Pacific Energy Development Corp Series A Preferred Stock Subscription Agreement Filed October 10, 2012 with the SEC, Form S-1
10.10	Binding Strategic Cooperation Agreement, dated September 24, 2012, by PEDEVCO Corp and Guofa Zhonghai Energy Investment Co., Ltd. Filed October 1, 2012 with the SEC, Form 8-K
10.11	Promissory Note, dated September 24, 2012 by Condor Energy Technology LLC in favor of Pacific Energy Development Corp. Filed October 10, 2012 with the SEC, Form S-1
10.12
Pacific Energy Technology Service, LLC Operating Agreement, dated October 4, 2012 by and between Pacific Energy Development Corp. and South Texas Reservoir Alliance LLC
Filed October 10, 2012 with the SEC, Form S-1

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
__________
*           Filed herewith.

**           XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.