Form 10-Q/A
period 2012-09-30
PEDEVCO CORP
filed 2012-11-23
CIK 1141197

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☑ No   ☐

At November 16, 2012, there were 20,436,921 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Pedevco Corp. (“PEDEVCO”) OR THE (“Company”) for the quarter ended September 30, 2012, as filed with the SEC on November 19, 2012 (the “Quarterly Report”), is being filed to:

●	Include pro forma financial information in connection with the July 27, 2012 closing of the merger between Pacific Energy Development, Inc. and a wholly owned subsidiary of the Company; and

●	Revise certain information provided in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Condition” to correct amounts previously disclosed.

This Amendment No. 1 does not affect any other portion of the Quarterly Report. Additionally, this Amendment No. 1 does not reflect any event occurring after November 19, 2012, the filing date of the Quarterly Reports.

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

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2012 and
Three Months ended September 30, 2011 and the
Period from February 9, 2011 (Inception) through September 30, 2011
(unaudited)

	For the Three Months Ended		For the Nine Months Ended	Period from February 9, 2011 (Inception) through
	September 30,		September 30,	September 30,
	2012	2011	2012	2011
Revenue:
Oil and gas sales	$175,183	$-	$332,848	$-

Operating expenses:
Lease operating costs	123,059	-	170,894	-
Selling, general and administrative expense	1,021,221	208,731	2,111,633	288,620
Impairment of goodwill	6,820,003	-	6,820,003	-
Depreciation, depletion, amortization and accretion	59,407	255	72,876	255
Total operating expenses	8,023,690	208,986	9,175,406	288,875

Gain on sale of equity method investments	-	-	64,168	-
Loss from equity method investments	(23,711)	-	(79,365)	-
Operating loss	(7,872,218)	(208,986)	(8,857,755)	(288,875)

Other income (expense):
Interest expense	(303,254)	(7,874)	(303,254)	(10,110)
Interest income	4,753	-	4,753	-
Other income	1,387	297	1,677	297
Loss on debt extinguishment	(159,913)	-	(159,913)	-

Net loss	$(8,329,245)	$(216,563)	$(9,314,492)	$(298,688)

Net loss per common share:
Basic and diluted	$(0.48)	$(0.01)	$(0.55)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	17,263,641	14,520,000	16,992,400	12,073,407

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and the
Period from February 9, 2011 (Inception) through September 30, 2011
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

The purchase price on the date of acquisition was:

Value of stock issued in acquisition	$4,492,225
Cash advanced from PEDCO prior to merger	507,972
Merger expenses	36,626
Total Purchase Price	$5,036,823

Current assets	978
Fixed assets	112,089
Oil and gas properties	127,088
Current liabilities	(646,787)
Asset retirement obligations assumed	(41,712)
Long-term liabilities	(1,334,836)
(1,783,180)

Goodwill	$6,820, 003

Management evaluated the amount of goodwill associated with the transaction following the allocation of fair value to the assets and liabilities acquired and determined that the goodwill should be fully impaired and has reflected the impairment on the statement of operations as of the date of the merger.

The following unaudited pro forma information assumes the acquisition of Blast occurred as of January 1, 2012 and February 9, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Nine Months Ended	Period from February 9, 2011 (inception) through
	September 30, 2012	September 30, 2011
Revenues	$559.437	$339,011
Net income	$(9,826,019)	$(2,212,593)
Net loss per share – basic and diluted	$(0.58)	$(0.18)
Weighted average shares outstanding -basic and diluted	16,992,400	12,073,407

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

Niobrara Asset

The Company acquired oil and gas interests in Colorado in a geologic formation known as the Niobrara formation (“the Niobrara Asset”) on October 31, 2011 for a total cost of $4,914,624.  $3,071,640 of the value of the Niobrara interest acquired by the Company was assigned to Condor (see Note 8), of which the Company owns 20%. The following details the purchase price components:

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

(2)
The Company agreed to provide the sellers a carried interest for $699,372 of their share of future drilling costs and was recorded as a liability on the date of the transaction, of which $279,749 was paid in the three months ending June 30, 2012, and the remaining $419,623 was satisfied in the three months ending September 30, 2012 through the issuance of 279,749 shares of the Company’s Series A Preferred Stock and a settlement reduction of $209,811 of the original purchase price of the Niobrara property.

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

The pro forma results of the White Hawk sale as if the transaction had occurred at January 1, 2012 and February 9, 2011, respectively is:

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
	PEDEVCO	Excellong	Combined	PEDEVCO	Excellong	Combined
Revenue	$190,812	$-	$190,812	$-	$153,519	$153,519
Lease operating costs	$110,899	$-	$110,899	$-	$(16,510)	$(16,510)

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	PEDEVCO	Excellong	Combined	PEDEVCO	Excellong	Combined
Revenue	$306,686	$206,227	$512,913	$-	$488,898	$488,898
Lease operating costs	$110,899.00	$(43,603)	$67,296	-	$(50,764)	$(50,764)

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
Description	2012	2011
Computer equipment	$6,906	$5,357
Tractor	15,518	-
Service trailer	4,784	-
AFJ Rig	712,133	-
Equipment	739,341	5,357

Less:
Accumulated depreciation	(372,784)	(662)
Impairment	(254,000)	-
Equipment, net	$112,557	$4,695

The AFJ rig, tractor and service trailer were acquired in the Merger transaction.  In connection with the Merger, we evaluated the carrying value of the AFJ rig and, based upon the independent third party analysis, recorded an impairment of $254,000 to reduce the carrying value to the estimated fair value of approximately $110,000.

Depreciation expense for the nine months ended September 30, 2012, was $5,776, and is included in operating expenses in the accompanying statement of operations.

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

The Company accounts for its 20% ownership in Condor using the equity method. The Company’s total investment in Condor at September 30, 2012, was $462,417, after recording its share of Condor’s losses for the three and nine months ended September 30, 2012 of $60,115 and $126,036, respectively.

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

White Hawk Petroleum, LLC

The Company accounts for its 50% ownership in White Hawk using the equity method. The Company evaluated its relationship with White Hawk to determine if White Hawk was a variable interest entity (“VIE”) as defined in ASC 810-10, and whether the Company was the primary beneficiary of White Hawk, in which case consolidation with the Company would be required. The Company determined that White Hawk qualified as a VIE, however the Company concluded that MIE Holdings was the primary beneficiary as a result of its ability to control the funding commitments to White Hawk. The Company’s entire investment in White Hawk is at risk of loss. The Company’s total investment in White Hawk at September 30, 2012, was $1,909,480 after recording its share of White Hawk’s income for the three and nine months ended September 30, 2012 of $36,404 and $46,671, respectively.

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

During the nine months ended September 30, 2012, the Company loaned White Hawk a total of $424,553 as notes receivable to fund operating expenses and drilling and completion costs for a third Eagle Ford well. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points, or 4.23%.  Principal and interest of each loan is due thirty-six (36) months from the date of each such loan. As of September 30, 2012, the total notes receivable and accrued interest are $429,116, including interest.

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

In October 2011, the Company converted the $900,000 note payable to Global Venture Investments, LLC into 2,400,000 shares of the Company’s Series A Preferred Stock. Pursuant to the terms of the note, the note’s principal converted into Series A Preferred Stock at a price of $0.375 per share, which was equal to 50% of the $0.75 price per share of the Series A Preferred Stock. As required pursuant to the terms of the note, the Company also issued the note holder a warrant to purchase 480,000 shares of Series A Preferred Stock with an exercise price of $0.75 per share, see Note 10.

In February 2012, the Company issued 230,000 shares of Series A Preferred Stock at a value of $172,500 to South Texas Reservoir Alliance LLC. (“STXRA”). A liability was accrued as of December 31, 2011, for this issuance, which issuance was made in full satisfaction of certain obligations to STXRA associated with the Niobrara Asset purchase.

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

Oil and Gas Properties Successful Efforts Method . The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, all costs for development wells, support equipment and facilities, and proved mineral interests in oil and gas properties are capitalized. Geological and geophysical costs are expensed when incurred. Costs of exploratory wells are capitalized as exploration and evaluation assets pending determination of whether the wells find proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

Comparison of the Three Months Ended September 30, 2012 with the Three Months Ended September 30, 2011

Oil and Gas Properties.  For the three months ended September 30, 2012, Pacific Energy Development received $ 113,000 in revenues. These revenues were generated from the two producing wells in the Eagle Ford asset and one producing well in the Niobrara asset. Prior to March 2012, Pacific Energy Development was focused on acquiring oil and natural gas properties, and did not yet generate any revenue.  Oil and gas revenue for the former Blast business operations (“Blast) was an additional $62,000 for the three months ended September 30, 2012.  Operating expenses associated with the oil and gas properties was $68,000 for the PEDCO business and an additional $55,000 for the three months ended September 30, 2012 for Blast. There was no oil and gas revenue and no well operating expenses for PEDCO for the three months ended September 30, 2011. The oil and gas revenue and well operating expenses for Blast only includes results after the Pacific Energy Development merger closed in July 2012.

Depreciation, Depletion and Amortization (“DD&A”). DD&A costs were $59,000 for the three months ended September 30, 2012, compared to no significant amount for PEDCO for the three months ended September 30, 2011, as depletion was only recorded for Pacific Energy Development starting in 2012 when the wells were producing revenue as discussed above.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $812,000 to $1,021,000 for the three months ended September 30, 2012, compared to $209,000 for the three months ended September 30, 2011. The increase was primarily due to legal fees in connection with the Pacific Energy Development merger, increased staff, professional service fees and stock compensation expense in 2012 not applicable to 2011.

	For the Three Months Ended
	September 30,		Increase
(in thousands)	2012	2011	(Decrease)
Payroll and related costs	$344	$147	$197
Option and warrant expense	56	-	56
Legal fees & settlements	247	3	244
External services	268	22	246
Insurance	39	3	36
Travel & entertainment	40	11	29
Office rent, communications, misc.	27	23	4
	$1,021	$209	$812

Other Expense/Income.  Other expense was $457,000 for the three months ended September 30, 2012, compared to $8,000 for the three months ended September 30, 2011.  The increase in other expenses in 2012 resulted mostly from the loss of $160,000 recorded on a debt extinguishment and $254,000 related to the amortization of the debt discount.

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

Net Loss.  Net loss increased by $8,112,000 to a net loss of $8,329,000 for the three months ended September 30, 2012, compared to a net loss of $217,000 for the three months ended September 30, 2011.  This increase was primarily due to $6,820,000 for goodwill impairment, the increase in SG&A in 2012 of $812,000 as described above, the amortization of $254,000 for the debt discount and the loss of $160,000 on the Blast debt extinguishment.

Comparison of the Nine Months Ended September 30, 2012 with the Period from February 9, 2011 (inception) through September 30, 2011

Oil and Gas Properties.  For the nine months ended September 30, 2012, Pacific Energy Development has received $270,000 in revenues, and all revenues were generated in 2012. These revenues were generated after February 2012 from the two producing wells in the Eagle Ford asset and one producing well in the Niobrara asset. Prior to such time, Pacific Energy Development was focused on acquiring oil and natural gas properties, and did not yet generate any revenue.  Oil and gas revenue for the former Blast business operations (“Blast) was an additional $62,000 for the nine months ended September 30, 2012.  Operating expenses associated with the oil and gas properties was $116,000 for Pacific Energy Development and an additional $55,000 for the nine months ended September 30, 2012 for Blast. There was no oil and gas revenue and no well operating expenses for Pacific Energy Development for the nine months ended September 30, 2011.

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

	For the Nine Months Ended	For the Period from February 9, 2011 (inception) Through
	September 30,	September 30,	Increase
(in thousands)	2012	2011	(Decrease)
Payroll and related costs	$818	$175	$643
Option and warrant expense	417	-	417
Legal fees & settlements	278	13	265
External services	420	28	392
Insurance	53	4	49
Travel & entertainment	72	34	38
Office rent, communications, misc.	54	28	26
	$2,112	$282	$1,830

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

Changes in Internal Control over Financial Reporting

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

PEDEVCO Corp.

Date: November 23, 2012	By:	/s/Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2012	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Articles of Merger (Nevada) by Blast Acquisition Corp. and Pacific Energy Development Corp. Filed August 2, 2012 with the SEC, Form 8-K
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp. Filed August 2, 2012 with the SEC, Form 8-K
3.2	Amended and Restated Certificate of Designation of Series A Preferred Stock Filed August 2, 2012 with the SEC, Form 8-K
3.3	Bylaws of Blast Energy Services, Inc. Filed March 6, 2008 with the SEC, Form 8-K
4.1	Form of Common Stock Certificate for PEDEVCO CORP. Filed October 10, 2012 with the SEC, Form S-1
4.2	Form of PEDEVCO Corp Series A Preferred Stock Certificate Filed October 10, 2012 with the SEC, Form S-1
10.1	Blast Energy Services, Inc. 2012 Equity Incentive Plan Filed August 2, 2012 with the SEC, Form 8-K
10.2	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement Filed October 10, 2012 with the SEC, Form S-1
10.3	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Stock Option Agreement Filed October 10, 2012 with the SEC, Form S-1
10.4	Third Amendment to Senior Secured Promissory Notes (First and Second Tranche), dated August 30, 2012 by and among PEDEVCO Corp and Centurion Credit Funding LLC Filed September 6, 2012 with the SEC, Form 8-K
10.5	Form of Common Stock Warrant, dated July 27, 2012 Filed October 10, 2012 with the SEC, Form S-1
10.6	Form of Placement Agent Series A Preferred Stock Warrant, dated July 27, 2012 Filed October 10, 2012 with the SEC, Form S-1
10.7	Purchase and Sale Agreement, dated July 26, 2012, by and among Esenjay Oil & Gas, Ltd.; Winn Exploration Co., Inc.; Lacy Properties, Ltd.; Crain Energy, Ltd.; Ravco, Inc.; Arentee Investments; Schibi Oil & Gas, Ltd.; and Condor Energy Technology LLC Filed October 10, 2012 with the SEC, Form S-1

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