Form 10-Q/A
period 2012-09-30
PEDEVCO CORP
filed 2013-04-18
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the first amendment of the Quarterly Report on Form 10-Q of Pedevco Corp. (“PEDEVCO or the “Company”) for the quarter ended September 30, 2012, as filed with the SEC on November 23, 2012 (the “Quarterly Report”), is being filed to:

●	Properly classify the Company’s issuance of 368,345 shares of Series A preferred stock to a related party as a stock subscriptions receivable rather than a note receivable.
●
Properly account for the issuance of 279,749 shares of Series A preferred stock at the then market price of $2.00 per share rather than the $0.75 per share previously used, which resulted in the recognition of a loss on settlement of payables of $139,874.

●
Properly present the classification of Series A Preferred Shares issued and outstanding; the par value and additional paid in capital for the 1,666,667 shares of Series A preferred stock outside of the stockholders’ equity as the redemption of such shares is outside the control of the issuer.

This Amendment No. 2 does not affect any other portion of the Quarterly Report. Additionally, this Amendment No. 2 does not reflect any event occurring after November 19, 2012, the original filing date of the Quarterly Reports.

PEDEVCO CORP.

For the Three and Nine Months Ended September 30, 2012

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2012	2011
Assets	Restated	Restated
Current assets:
Cash	$4,648,428	$176,471
Restricted cash	700,000	-
Accounts receivable – oil and gas	2,357	-
Accounts receivable – related party operator	127,931	302,315
Accounts receivable – related party	81,875	-
Deferred merger costs	-	111,828
Prepaid expenses and other current assets	198,168	26,533
Total current assets	5,758,759	617,147

Oil and gas properties:
Oil and gas properties, subject to amortization	1,226,792	-
Oil and gas properties, not subject to amortization	1,709,642	1,724,233
Less: accumulated depletion and impairment	(52,256)	-
Total oil and gas properties, net	2,884,178	1,724,233

Equipment, net of accumulated depreciation	112,557	4,695
Notes receivable – related parties	429,116	-
Investments – equity method	2,371,897	588,453
Investments – cost method	4,100	4,100
Total assets	$11,560,607	$2,938,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$182,764	$145,428
Accounts payable – related party operator	1,366,699	699,372
Accrued expenses	1,299,401	1,205,275
Accrued expenses – related party	58,332	-
Convertible note payable net of discount of $253,753 and $0, respectively	1,012,866	-
Total current liabilities	3,920,062	2,050,075

Long-term liabilities:
Asset retirement obligations	42,527	-
Total liabilities	3,962,589	2,050,075

Commitments and contingencies

Redeemable Series A convertible preferred stock: 1,666,667 shares issued and outstanding	1,250,000	-

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 18,571,193 and 6,666,667 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	18,571	6,667
Common stock, $0.001 par value, 200,000,000 shares authorized; 19,694,921 and 15,502,261 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	19,695	15,503
Additional paid-in capital	16,804,121	1,630,060
Stock subscriptions receivable	(276,326)	-
Accumulated deficit	(10,218,043)	(763,677)
Total stockholders’ equity	6,348,018	888,553

Total liabilities and stockholders’ equity	$11,560,607	$2,938,628

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2012 and
Three Months ended September 30, 2011 and the
Period from February 9, 2011 (Inception) through September 30, 2011
(unaudited)

	For the Three Months Ended		For the Nine Months Ended	Period from February 9, 2011 (Inception) through
	September 30,		September 30,	September 30,
	2012	2011	2012	2011
Revenue:	Restated		Restated
Oil and gas sales	$175,183	$-	$332,848	$-

Operating expenses:
Lease operating costs	123,059	-	170,894	-
Selling, general and administrative expense	1,021,221	208,731	2,111,633	288,620
Impairment of goodwill	6,820,003	-	6,820,003	-
Depreciation, depletion, amortization and accretion	59,407	255	72,876	255
Loss on settlement of payables	139,874	-	139,874	-
Total operating expenses	8,163,564	208,986	9,315,280	288,875

Gain on sale of equity method investments	-	-	64,168	-
Loss from equity method investments	(23,711)	-	(79,365)	-
Operating loss	(8,012,092)	(208,986)	(8,997,629)	(288,875)

Other income (expense):
Interest expense	(303,254)	(7,874)	(303,254)	(10,110)
Interest income	4,753	-	4,753	-
Other income	1,387	297	1,677	297
Loss on debt extinguishment	(159,913)	-	(159,913)	-
Total other income (expense)	(457,027)	(7,577)	(456,737)	(9,813)

Net loss	$(8,469,119)	$(216,563)	$(9,454,366)	$(298,688)

Net loss per common share:
Basic and diluted	$(0.49)	$(0.01)	$(0.56)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	17,263,641	14,520,000	16,992,400	12,073,407

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and the
Period from February 9, 2011 (Inception) through September 30, 2011
(unaudited)

	For the Nine Months Ended September 30, 2012	Period from February 9, 2011 (Inception) through September 30, 2011
Cash Flows From Operating Activities:	Restated	Restated
Net loss	$(9,454,366)	$(298,688)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion, amortization and accretion	72,876	255
Gain on sale of equity method investment	(64,168)	-
Impairment of goodwill	6,820,003	-
Loss on settlement of payables	139,874	-
Loss on debt extinguishment	159,913	-
Stock based compensation expense	417,414	-
Amortization of debt discount	253,752	-
Loss from equity method investments	79,365	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(2,357)	-
Accounts receivable - related party operator	174,384	-
Accounts receivable - related party	(81,875)	-
Prepaid expenses and other current assets	(158,801)	(31,846)
Accounts payable	12,354	83,218
Accrued expenses	159,011	44,592
Cash flows used in operating activities	(1,472,621)	(202,469)

Cash Flows From Investing Activities:
Cash paid for oil and gas properties	(1,500,000)	(171,747)
Cash paid for equipment	(1,549)	(3,923)
Investment in restricted cash	(700,000)	-
Cash paid for acquisition of Blast	(444,628)	-
Issuance of notes receivable – related parties	(429,116)	-
Proceeds from sale of equity method investment	1,000,000	-
Cash flows used in investing activities	(2,075,293)	(175,670)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable to third party	-	10,420
Proceeds from issuance of notes payable to related party	-	1,100,000
Proceeds on sales of preferred stock	8,015,071	-
Proceeds from exercise of options for common stock	4,800	-
Cash flows provided by financing activities	8,019,871	1,110,420

Net change in cash	4,471,957	732,281
Cash at beginning of period	176,471	-
Cash at end of period	$4,648,428	$732,281

Cash paid for:

Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:

Issuance of 1,666,667 shares of Series A preferred stock in exchange for acquisition of Excellong E&P-2, Inc.	$1,250,000	$-
Contribution of Excellong E&P-2, Inc. to White Hawk	$3,737,809	$-
Cash paid on behalf of PEDEVCO to Excellong E&P-2, Inc. by MIE to acquire interests in White Hawk	$1,000,000	$-
Accrual of purchase adjustment for sale of White Hawk interest	$58,332	$-
Warrants issued to MIE for sale of White Hawk interests	$2,586	$-
Issuance of 230,000 shares of Series A preferred stock to settle payables	$172,500	$-
Issuance of 4,100,000 shares of common stock in exchange for investment in Rare Earth JV	$-	$4,100
Issuance of Series A preferred stock in settlement of carried interest payable	$419,624	$-
Issuance of Series A preferred stock for stock subscriptions receivable	$276,326	$-
Transfer of unproved property to proved property	$14,592	$-
Issuance of common stock in settlement of accrued liabilities	$481,069	$-
Issuance of common stock for convertible notes payable	$101,250	$-
Beneficial conversion feature associated with convertible debt	$667,418	$-
Cashless exercise of common stock warrants	$5	$-
Accrual of drilling costs	$1,086,950	$-
Asset retirement costs capitalized	$1,838	$-

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations of $10,218,043 from the date of inception (February 9, 2011) through September 30, 2012. Additionally, the Company is dependent on obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s depletion expense is determined on a field by field basis using the unit of production method.  Depletion rates for leasehold acquisition costs are based on estimated proved  oil and gas reserves and depletion rates for well and related equipment costs are based on proved developed producing reserves estimated to be recoverable from existing facilities based on the current terms of the respective production agreements. The Company’s reserve estimates represent crude oil and natural gas which management believes can be reasonably produced within the current terms of their production agreements.

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

NOTE 5 – RESTATEMENT

On April 11, 2013 the consolidated financial statements, for the period from July 1, 2012 through September 30, 2012 and as of September 30, 2012, have been restated to properly classify the Company’s issuance of 368,345 shares of Series A preferred stock to a related party as a stock subscriptions receivable rather than a note receivable.

The consolidated financial statements have been restated to properly account for the issuance of 279,749 shares of Series A preferred stock at the then market price of $2.00 per share rather than the $0.75 per share previously used, which resulted in the recognition of a loss on settlement of payables of $139,874.

In addition, the consolidated statements have been restated to properly present on the balance sheet and the statement of stockholders’ equity the classification of Series A Preferred Shares issued and outstanding; the par value and additional paid in capital for the 1,666,667 shares of Series A preferred stock outside of the stockholders’ equity as the redemption of such shares is outside the control of the issuer.

The impact on the previously reported balance sheet as of September 30, 2012 is as follows:

	As Reported	As Restated
Oil and gas properties, not subject to amortization	$1,499,830	$1,709,642
Notes receivable – related parties	705,442	429,116
Total assets	$11,627,121	$11,560,607
Series A convertible preferred stock	$20,238	$18,571
Additional paid in capital	$16,452,768	$16,804,121
Stock subscriptions receivable	-	(276,326)
Accumulated deficit	(10,078,169)	(10,218,043)
Total stockholder’s equity	(6,414,532)	(6,348,018)
Total liabilities and stockholders' equity	$(11,627,121)	$(11,560,607)

The impact on the previously reported net loss for the three months ended September 30, 2012 and for the nine months ended September 30, 2012 is as follows:

	For the Three Months as Reported	For the Three Months as Restated	For the Nine Months as Reported	For the Nine Months as Restated
Loss on settlement of payables	-	(139,874)	-	(139,874)
Net loss	$(8,329,245)	$(8,469,119)	$(9,314,492)	$(9,454,366)
Loss per common share	$0.48	$0.49	$(0.55)	$(0.56)

NOTE 6 - MERGER AGREEMENT – PACIFIC ENERGY DEVELOPMENT CORP.

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

	Nine Months Ended	Period from February 9, 2011 (inception) through
	September 30, 2012	September 30, 2011
Revenues	$559,437	$339,011
Net income	$(9,965,893)	$(2,212,593)
Net loss per share – basic and diluted	$(0.59)	$(0.18)
Weighted average shares outstanding -basic and diluted	16,992,400	12,073,407

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

Post-Modification Debt:
Estimated fair value of debt after modification	$1,494,749
Less: beneficial conversion feature	(667,418)
Carrying value at date of Merger	827,331
Principal of convertible note converted to common stock	(68,217)
Amortization of debt discount	253,752
Carrying value at September 30, 2012	$1,012,866

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

Loss on Debt Extinguishment:
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

Niobrara Asset

The Company acquired oil and gas interests in Colorado in a geologic formation known as the Niobrara formation (“the Niobrara Asset”) on October 31, 2011 for a total cost of $4,914,624. $3,071,640 of the value of the Niobrara interest acquired by the Company was assigned to Condor , of which the Company owns 20%. The following details the purchase price components:

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

The pro forma results of the White Hawk acquisition as if the transaction had occurred at January 1, 2012 and February 9, 2011, respectively is:

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

NOTE 9 – PROPERTY AND EQUIPMENT

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

The Company had a stock subscription  receivable of $276,326 from Condor and Condor owes the Company $81,875 in management fees as of September 30, 2012.

During the nine months ended September 30, 2012, the Company issued a total of 368,435 shares of Series A Preferred Stock valued at $276,326 based on the grant date fair value of $0.75 per share.  The preferred stock issued to Condor to effect the acquisition was recorded as stock subscriptions receivable by the Company. The note receivable for the stock subscription bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points, or 4.23%.  Principal and interest are due thirty-six (36) months from the date of the loan.

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

NOTE 11 – NOTES PAYABLE

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

NOTE 13 – PREFERRED STOCK

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

In October 2011, the Company converted the $900,000 note payable to Global Venture Investments, LLC into 2,400,000 shares of the Company’s Series A Preferred Stock. Pursuant to the terms of the note, the note’s principal converted into Series A Preferred Stock at a price of $0.375 per share, which was equal to 50% of the $0.75 price per share of the Series A Preferred Stock. As required pursuant to the terms of the note, the Company also issued the note holder a warrant to purchase 480,000 shares of Series A Preferred Stock with an exercise price of $0.75 per share.

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

In September 2012, the Company issued 279,749 shares of its Series A Preferred Stock valued at $559,498 in settlement of the carried interest obligation to one of the sellers of the Niobrara Asset.

In September 2012, the Company issued 368,436 shares of its Series A Preferred Stock valued at $276,326 in exchange for stock subscriptions receivable from Condor in connection with the acquisition of additional interests by Condor in the Niobrara formation of Weld and Morgan Counties, Colorado.

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

NOTE 14 – COMMON STOCK

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

NOTE 16 – RELATED PARTY TRANSACTIONS

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

NOTE 17 – CONTINGENCIES

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

As discussed in Note 7, the Company acquired oil and gas interests in Colorado in a geologic formation known as the Niobrara formation (“the Niobrara Asset”) effective October 31, 2011, for a total cost of $4,914,624. The purchase price components included 1,333,334 shares of Series A Preferred, unless the sellers elect to receive $1,000,000 cash, which is due and payable within five days of their written election to receive cash in lieu of the shares.  The Company has received elections from the sellers requesting payment of the obligation in cash due on or about November 20, 2012, and the Company intends to satisfy this obligation in full.

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

NOTE 18 – SUBSEQUENT EVENTS

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

Oil and Gas Properties Successful Efforts Method. The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, all costs for development wells, support equipment and facilities, and proved mineral interests in oil and gas properties are capitalized. Geological and geophysical costs are expensed when incurred. Costs of exploratory wells are capitalized as exploration and evaluation assets pending determination of whether the wells find proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

Comparison of the Three Months Ended September 30, 2012 with the Three Months Ended September 30, 2011

Oil and Gas Revenues and Operating Expenses.  For the three months ended September 30, 2012, Pacific Energy Development received $113,000 in revenues. These revenues were generated from the two producing wells in the Eagle Ford asset and one producing well in the Niobrara asset. Prior to March 2012, Pacific Energy Development was focused on acquiring oil and natural gas properties, and did not yet generate any revenue.  Oil and gas revenue for the former Blast business operations (“Blast) was an additional $62,000 for the three months ended September 30, 2012.  Operating expenses associated with the oil and gas properties was $68,000 for the PEDCO business and an additional $55,000 for the three months ended September 30, 2012 for Blast. There was no oil and gas revenue and no well operating expenses for PEDCO for the three months ended September 30, 2011. The oil and gas revenue and well operating expenses for Blast only includes results after the Pacific Energy Development merger closed in July 2012.

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

	For the Three Months Ended
	September 30,		Increase
(in thousands)	2012	2011	(Decrease)
Payroll and related costs	$344	$147	$197
Option and warrant expense	56	-	56
Legal fees & settlements	247	3	244
External services	268	22	246
Insurance	39	3	36
Travel & entertainment	40	11	29
Office rent, communications and other	27	23	4
	$1,021	$209	$812

Other Expense/Income.  Other expense was $457,000 for the three months ended September 30, 2012, compared to $8,000 for the three months ended September 30, 2011.  The increase in other expenses in 2012 resulted mostly from the loss of $300,000 recorded on a debt extinguishment and $254,000 related to the amortization of the debt discount

Interest Expense.  Interest expense was $298,000 for the three months ended September 30, 2012 compared to $8,000 for the three months ended September 30, 2011, an increase of $291,000 from the prior period. This increase was primarily due to amortization of $254,000 for a debt discount for Blast operations and the inclusion of interest on debt assumed from the Blast operations after the Pacific Energy Development merger closed in July 2012.

Net Loss.  Net loss increased by $8,252,000 to a net loss of $8,469,000 for the three months ended September 30, 2012, compared to a net loss of $217,000 for the three months ended September 30, 2011.  This increase was primarily due to $6,820,000 for goodwill impairment, the increase in SG&A in 2012 of $812,000 as described above, the amortization of $254,000 for the debt discount, the loss of $160,000 on debt extinguishment for Blast, and $140,000 for settlement of the liabilities associated with the Niobrara asset purchase.

Comparison of the Nine Months Ended September 30, 2012 with the Period from February 9, 2011 (inception) through September 30, 2011

Oil and Gas Revenues and Operating Expenses.   For the nine months ended September 30, 2012, Pacific Energy Development has received $270,000 in revenues, and all revenues were generated in 2012. These revenues were generated after February 2012 from the two producing wells in the Eagle Ford asset and one producing well in the Niobrara asset. Prior to such time, Pacific Energy Development was focused on acquiring oil and natural gas properties, and did not yet generate any revenue.  Oil and gas revenue for the former Blast business operations (“Blast) was an additional $62,000 for the nine months ended September 30, 2012.  Operating expenses associated with the oil and gas properties was $116,000 for Pacific Energy Development and an additional $55,000 for the nine months ended September 30, 2012 for Blast. There was no oil and gas revenue and no well operating expenses for Pacific Energy Development for the nine months ended September 30, 2011.

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

Other Expense/Income.  Other expense was $457,000 for the nine months ended September 30, 2012 compared to $10,000 for the nine months ended September 30, 2011.  The increase in other expenses in 2012 resulted mostly from the loss of $300,000 recorded on a debt extinguishment and $254,000 related to the amortization of the debt discount.

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

Net Loss. Net loss increased by $9,155,000 to a net loss of $9,454,000 for the nine months ended September 30, 2012 compared to a net loss of $299,000 for the nine months ended September 30, 2011.  This increase was primarily due to $6,820,000 for goodwill impairment, the increase in SG&A of $1,830,000 in 2012 as described above, the amortization of $254,000 for the debt discount, the loss of $160,000 on debt extinguishment for Blast, and $140,000 for settlement of the liabilities associated with the Niobrara asset purchase.

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

The Company had working capital of $1.8 million, total stockholders’ equity of $6.3 million and a total accumulated deficit of $10.2 million as of September 30, 2012, compared to negative working capital of $1.4 million, total stockholders’ equity of $0.9 million and a total accumulated deficit of $0.7 million as of December 31, 2011.

Cash Flows From Operating Activities. The Company had net cash used in operating activities of  $1,473,000 for the nine months ended September 30, 2012, which was primarily due to $9,454,000 of loss from continuing operations offset by $6,820,000 goodwill impairment, $417,000 stock compensation expense,$254,000 of amortization of financing costs, and a $174,000 increase in accounts receivable.

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

On September 24, 2012, the Company issued an aggregate of 368,435 shares of Series A preferred stock to Esenjay Oil & Gas, Ltd., and certain other sellers, in connection with the acquisition by Condor Energy Technology LLC, which we refer to as Condor, of leasehold interests covering approximately 3,582 net acres located in Morgan and Weld Counties, Colorado with a 100% working interest (80% net revenue interest).  Condor acquired the properties for $1,105,309 in cash and 368,435 shares of the Company’s Series A preferred stock (approximately $385 net per acre, based on an assumed share price of $0.75 per share as agreed upon by the parties in July 2012 upon execution of the definitive purchase documentation).  Also in connection with this transaction, the Company issued to Esenjay Oil & Gas, Ltd., referred to here as Esenjay, 279,749 shares of Series A preferred stock valued at $559,498 in full satisfaction and release of the Company’s obligation to carry $419,623 of Esenjay’s drilling and completion expenses, which obligation was incurred by the Company as part of the purchase consideration due in the Company’s October 2011 acquisition of interests in Weld County, Colorado from Esenjay and certain other sellers .

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

PEDEVCO Corp.

Date: April 17, 2013	By:	/s/Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 17, 2013	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Articles of Merger (Nevada) by Blast Acquisition Corp. and Pacific Energy Development Corp. Filed August 2, 2012 with the SEC, Form 8-K
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp. Filed August 2, 2012 with the SEC, Form 8-K
3.2	Amended and Restated Certificate of Designation of Series A Preferred Stock Filed August 2, 2012 with the SEC, Form 8-K
3.3	Bylaws of Blast Energy Services, Inc. Filed March 6, 2008 with the SEC, Form 8-K
4.1	Form of Common Stock Certificate for PEDEVCO CORP. Filed October 10, 2012 with the SEC, Form S-1
4.2	Form of PEDEVCO Corp Series A Preferred Stock Certificate Filed October 10, 2012 with the SEC, Form S-1
10.1	Blast Energy Services, Inc. 2012 Equity Incentive Plan Filed August 2, 2012 with the SEC, Form 8-K
10.2	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement Filed October 10, 2012 with the SEC, Form S-1
10.3	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Stock Option Agreement Filed October 10, 2012 with the SEC, Form S-1
10.4	Third Amendment to Senior Secured Promissory Notes (First and Second Tranche), dated August 30, 2012 by and among PEDEVCO Corp and Centurion Credit Funding LLC Filed September 6, 2012 with the SEC, Form 8-K
10.5	Form of Common Stock Warrant, dated July 27, 2012 Filed October 10, 2012 with the SEC, Form S-1
10.6	Form of Placement Agent Series A Preferred Stock Warrant, dated July 27, 2012 Filed October 10, 2012 with the SEC, Form S-1
10.7	Purchase and Sale Agreement, dated July 26, 2012, by and among Esenjay Oil & Gas, Ltd.; Winn Exploration Co., Inc.; Lacy Properties, Ltd.; Crain Energy, Ltd.; Ravco, Inc.; Arentee Investments; Schibi Oil & Gas, Ltd.; and Condor Energy Technology LLC Filed October 10, 2012 with the SEC, Form S-1

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