Form 10-K/A
period 2012-12-31
PEDEVCO CORP
filed 2013-04-19
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   ☐ No   ☐

As of April 18, 2013, 41,739,965 shares of the registrant’s common stock, $.001 par value per share, were outstanding

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K (“Amendment No. 1”), which amends and restates certain parts of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), originally filed on March 25, 2013 with the Securities and Exchange Commission.

This Amendment No. 1 restates the following items:

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
●	Part II, Item 8. Financial Statements and Supplementary Data;
●	Part II, Item 9A. Controls and Procedures; and
●	Part IV, Item 15. Exhibits and Financial Statement Schedules.

This Amendment No. 1 is being filed to restate the financial statements of PEDEVCO Corp. as of December 31, 2012 (i) to properly classify the issuance of 368,345 shares of our Series A Preferred Stock to a related party as a stock subscriptions receivable rather than a note receivable and (ii) to properly present on the balance sheet and the statement of stockholders’ equity the classification of the shares of Series A Preferred Stock issued and outstanding and the par value and additional paid in capital for the 1,666,667 shares of Series A preferred stock presented outside of shareholders’ equity (due to the redemption of such shares being outside of our control). In addition, this Amendment No. 1 includes expanded disclosure under Part II, Item 9A, Controls and Procedures, to include a statement identifying the framework used by management to evaluate the effectiveness of our internal control over financial reporting, and to include a statement that our internal control over financial reporting is not effective.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial and accounting officer are filed herewith as exhibits to this Amendment No. 1. This Amendment No. 1 also includes a re-issued audit report of GBH CPAs, PC.

Impact of Restatement

A summary of the effects of this restatement to the financial statements included within this Amendment No. 1 is presented under Note 5, “Restatement of Financial Statements,” to the consolidated financial statements of PEDEVCO Corp.

Special Note Regarding Amendment No. 1

Except for the Items noted above, no other information included in the original Annual Report is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the original Annual Report and, except as contained therein, we have not updated or modified the disclosures contained in the original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendment to those filings.

PART II

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

How We Conduct Our Business and Evaluate Our Operations

    Our use of capital for acquisitions and development allows us to direct our capital resources to what we believe to be the most attractive opportunities as market conditions evolve. We have historically acquired properties that we believe have significant appreciaion potential. We intend to continue to acquire both operated and non-operated properties to the extent we believe they meet our return objectives.

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

	For the Years Ended
	December 31,		Increase
(in thousands)	2012	2011	(Decrease)
Payroll and related costs	$1,682	$309	$1,373
Option and warrant expense	621	-	621
Legal fees and settlements	162	120	42
Professional services	910	155	755
Insurance	109	10	99
Travel & entertainment	111	75	36
Office rent, communications and other	135	48	87
	$3,730	$717	$3,013
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

    Interest Expense. Interest expense was $986,000 for the year ended December 31, 2012 compared to $13,000 for the period from February 9, 2011 (inception) through December 31, 2011, an increase of $973,000 from the prior period. This increase is primarily due to the amortization of $507,000 for debt discount and $63,000 of interest expense related to the Centurion note acquired from Blast in the merger; and $380,000 of interest incurred on the extension of the due date for a deferred payment related to the acquisition of the Eagle Ford property held in Excellong E&P-2, Inc. (now White Hawk Petroleum, LLC).

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

    Loss on Settlement of Payable. During the year, the Company recorded a loss on a settlement of payable in the amount of $139,874 related to issuance of 279,749 shares of Series A preferred Stock in full satisfaction and release of our obligation to Esenjay.

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

    We had total assets of $11.1 million as of December 31, 2012 and $2.9 million as of December 31, 2011. Included in total assets as of December 31, 2012 and December 31, 2011 were $2.4 million and $0, respectively, of proved oil and gas properties subject to amortization and $0.9 million and $1.7 million, respectively, in unproved oil and gas properties not subject to amortization,.

    We had current liabilities of $4.7 million as of December 31, 2012, compared to current and total liabilities of $2.1 million as of December 31, 2011.

    We had negative working capital of $1.9 million, total shareholders’ equity of $5.1 million and a total accumulated deficit of $12.8 million as of December 31, 2012, compared to negative working capital of $1.5 million, total shareholders’ equity of $0.9 million and a total accumulated deficit of $0.8 million as of December 31, 2011.

    Cash Flows from Operating Activities. Pacific Energy Development had net cash used in operating activities of $2,804,000 for the year ended December 31, 2012, which was primarily due to a $12,013,000 loss from continuing operations offset by $6,820,000 for impairment of goodwill arising from the merger, $621,000 of stock compensation expense, $508,000 of amortization of financing costs,$358,000 in share of equity investment net loss, $280,000 of preferred stock issued to extend debt maturity and accounted for as interest expense.

    Cash Flows from Investing Activities. Pacific Energy Development had net cash used in investing activities of $3,742,000 for the year ended December 31, 2012. Cash was used for oil and gas property acquisitions in the amount of $1,500,000, the payment of obligations of  our pre-merger company related to the merger in the amount of $454,000, and cash funded to White Hawk and Condor as notes receivable in the amount of $2,786,000. This usage of cash was partially offset by $1,000,000 received from the sale of 50% of the White Hawk subsidiary to an affiliate of MIE Holdings.

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

    Accounting for Asset Retirement Obligations. If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, we will record a liability (an asset retirement obligation or “ARO”) on our consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for our company. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis over the estimated developed reserves. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statement of income.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The audited consolidated financial statements and supplementary data required by this Item are presented beginning on page F-1 of this Annual Report on Form 10-K/A.

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

Management’s Report on Internal Control Over Financial Reporting

    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s internal control over financial reporting includes those policies and procedures that are designed to:

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company’s internal controls over financial reporting were not effective as of December 31, 2012.

    As a result of the merger described above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that are reasonably likely to materially affect our internal control over financial reporting.

    During the year December 31, 2012, we reevaluated our most recent assessment of internal controls in conjunction with increased levels of activities in the development of our operations and noted material weaknesses, discussed above, that changed our assessment of internal controls from effective to not effective. In order to remediate the weaknesses identified above, the Company is in the process of hiring additional accounting staff to provide more resources and expand the technical accounting knowledge.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

    The Company’s disclosure controls and procedures are designed to provide the Company’s Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company’s company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Attestation Report of the Registered Public Accounting Firm

    This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Under SEC rules, such attestation is not required for smaller reporting companies such as ourselves.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)        Financial Statements

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for Years Ended December 31, 2012 and 2011

Pedevco Corp.:
Report of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4
Consolidated Statements of Operations for the Year Ended December 31, 2012 and for the Period from February 9, 2011 (Inception) to December 31, 2011	F-5
Consolidated Statement of Shareholders’ Equity (Deficit) For the Year Ended December 31, 2012 and for the Period from February 9, 2011 (Inception) to December 31, 2011	F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and for the Period from February 9, 2011 (Inception) to December 31, 2011	F-7
Notes to Consolidated Financial Statements	F-8

Condor Energy Technology, LLC
Report of Independent Registered Public Accounting Firm	F-41
Balance Sheets as of December 31, 2012 and 2011	F-42
Statements of Operations for the Year Ended December 31, 2012 and for the Period from October 12, 2011 (Inception) to December 31, 2011	F-43
Statement of Members’ Equity (Deficit) For the Year Ended December 31, 2012 and for the Period from October 12, 2011 (Inception) to December 31, 2011	F-44
Statements of Cash Flows for the Year Ended December 31, 2012 and for the Period from October 12, 2011 (Inception) to December 31, 2011	F-45
Notes to Financial Statements	F-46

White Hawk Petroleum, LLC
Report of Independent Registered Public Accounting Firm	F-55
Balance Sheet as of December 31, 2012	F-56
Statements of Operations for the Period from May 11, 2012 (Inception) to December 31, 2012	F-57
Statement of Members’ Equity (Deficit) For the Period from May 11, 2012 (Inception) to December 31, 2012	F-58
Statements of Cash Flows for the Period from May 11, 2012 (Inception) to December 31, 2012	F-59
Notes to Financial Statements	F-60

(b). List of Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated January 13, 2012, by and among Blast Services, Inc., Blast Acquisition Corp., and Pacific Energy Development Corp. (17)
2.2	First Amendment to the Agreement and Plan of Merger, dated May 29, 2012, by and among Blast Services, Inc., Blast Acquisition Corp., and Pacific Energy Development Corp. (1)
2.3	Articles of Merger (Nevada) by Blast Acquisition Corp. and Pacific Energy Development Corp. (2)
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp. (2)
3.2	Amended and Restated Certificate of Designation of Series A Preferred Stock (2)
3.3	Bylaws of Blast Energy Services, Inc. (3)
3.4	Amendment to the Bylaws (25)
4.1	Form of Common Stock Certificate for PEDEVCO Corp. (23)
4.2	Form of PEDEVCO Corp. Series A Preferred Stock Certificate (23)
10.1	2003 Stock Option Plan (4)
10.2	Blast Energy Services, Inc. 2009 Stock Incentive Plan (5)
10.3	Blast Energy Services, Inc. 2012 Equity Incentive Plan (6)
10.4	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement (23)
10.5	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Stock Option Agreement (23)
10.6	Pacific Energy Development Corp. 2012 Equity Incentive Plan (23)
10.7	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement (23)
10.8	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement (23)
10.9	Pacific Energy Development Corp. - Form of Restricted Shares Grant Agreement (23)
10.10	Pacific Energy Development Corp. - Form of Stock Option Agreement (23)
10.11	PEDEVCO Corp. - Form of Indemnification Agreement (26)
10.12	Note Purchase Agreement, dated February 24, 2011, by and between Blast Energy Services, Inc. and Centurion Credit Funding, LLC (12)
10.13	Senior Secured Promissory Note (First Tranche), dated February 24, 2011, by Blast Energy Service Inc. in favor of Centurion Credit Funding, LLC (12)
10.14	Senior Secured Promissory Note (Second Tranche), dated April 5, 2012, by Blast Energy Service Inc. and Centurion Credit Funding, LLC (13)
10.15	Guaranty, dated February 24, 2011, by Eagle Domestic Drilling Operations, LLC and Blast AFJ Centurion Credit Funding, LLC (12)
10.16	Security Agreement, dated February 24, 2011, by Blast Energy Services, Inc., Eagle Domestic Drilling Operations, LLC, Blast AFJ, Inc. and Centurion Credit Funding, LLC (12)
10.17	Stock Purchase Agreement, dated February 24, 2011, by and between Blast Energy Services, Inc. and Centurion Credit Funding, LLC (12)
10.18	Royalty Payment Letter, dated February 24, 2011, by Blast Energy Services, Inc. and Centurion Credit Funding, LLC (12)
10.19	Subordination and Intercreditor Agreement, dated February 24, 2011, by and among Blast Energy Services, Inc., Centurion Credit Funding, LLC and Berg McAfee Companies, LLC (12)
10.20	Second Amendment to Placement Agency Agreement, dated May 18, 2011, by and between Trident Partners, Ltd and Blast Energy Services, Inc. (14)
10.21	Warrant to Purchase Shares of Common Stock, dated February 2, 2011, issued in favor of Centurion Credit Funding, LLC (15)
10.22	First Amendment to Warrant, dated October 6, 2011, by and between Blast Energy Services, Inc. and Centurion Credit Funding, LLC (15)
10.23	Second Amendment to Warrant, dated December 16, 2011, by and between Blast Energy Services, Inc. and Centurion Credit Funding, LLC (16)
10.24	Placement Agent Warrant Agreement, dated December 22, 2011, by and among Blast Energy Services, Inc. and Trident Partners Ltd. (16)
10.25	Modification Agreement with Solimar Energy LLC, dated December 22, 2011, by and between Solimar Energy LLC and Blast Energy Services, Inc. (16)
10.26	Form of Voting Agreement, dated January 13, 2012, by and among Blast Energy Services, Inc., Pacific Energy Development Corp. and certain security and debt holders of Blast Energy Services, Inc. (17)
10.27	Form of Debt Conversion Agreement, dated January 13, 2012 (17)
10.28	BMC Debt Conversion Agreement, dated January 13, 2012, by and among Blast Energy Service, Inc., Berg McAfee Companies, LLC and Clyde Berg (17)
10.29	Amendment to the Note Purchase Agreement, dated January 13, 2012, by and between Blast Energy Service, Inc. and Centurion Credit Funding LLC (17)
10.30	Amendment to the First Tranche Promissory Note, dated January 13, 2012, by and between Blast Energy Service, Inc. and Centurion Credit Funding LLC (17)

10.31	Amendment to the Second Tranche Promissory Note, dated January 13, 2012, by and between Blast Energy Service, Inc. and Centurion Credit Funding LLC (17)
10.32	Amendment to the Security Agreement, dated January 13, 2012, by and among Blast Energy Service, Inc., Eagle Domestic Drilling Operations, LLC, Blast AFJ, Inc. and Centurion Credit Funding LLC (17)
10.33	Settlement Agreement and Release, dated May 1, 2012, by and among Blast Energy Service, Inc., Trident Partners Ltd. and Brian Schantz and Edward Flynn (18)
10.34	Fee Conversion and Settlement Agreement, dated May 1, 2012, by and among Blast Energy Services, Inc., Brian Frank and Lewis Mason (18)
10.35	Restated Placement Agent Warrant Agreement, effective December 11, 2011, restated as of May 1, 2011 (18)
10.36	PEDCO Guarantee Agreement, dated July 27, 2012, by Pacific Energy Development Corp. in favor of Centurion Credit Funding LLC (17)
10.37	Third Amendment to Warrant, dated April 10, 2012, by and between Blast Energy Services, Inc. and Centurion Credit Funding LLC (19)
10.38	First Amendment to the Voting Agreement and Debt Conversion Agreement, dated May 29, 2012, by and among Blast Energy Services, Inc., Berg McAfee Companies, LLC and Clyde Berg (20)
10.39	Second Amendment to Senior Secured Promissory Note (First Tranche), dated May 29, 2012, by and between Blast Energy Services, Inc. and Centurion Credit Funding LLC (20)
10.40	Form of Lockup and Standstill Agreement, dated May 29, 2012, by and between Blast Energy Services and certain of its option and warrant holders (20)
10.41	Third Amendment to Senior Secured Promissory Notes (First and Second Tranche), dated August 30, 2012 by and among PEDEVCO Corp and Centurion Credit Funding LLC (21)
10.42	Secured Promissory Note of Pacific Energy Development Company LLC, dated February 14, 2011, issued by Frank Ingriselli (23)
10.43	Agreement on Joint Cooperation, dated April 27, 2011, by Pacific Energy Development Company LLC and South Texas Reservoir Alliance LLC (23)
10.44	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Frank Ingriselli (23)
10.45	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore (23)
10.46	Secured Convertible Promissory Note, dated July 6, 2011, issued to Pacific Energy Development Corp by Global Venture Investments LLC (23)
10.47	Purchase and Sale Agreement, dated August 23, 2011, by Pacific Energy Development Corp, Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd. and Crain Energy, Ltd. (23)
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

10.86	Secured Subordinated Promissory Note, dated February 14, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation (30)
14.1	Code of Ethics and Business Conduct (31)
21.1	List of Subsidiaries of PEDEVCO Corp.(32)
23.1	Consent of Ryder Scott Company, L.P.(32)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consent of Elizabeth P. Smith (32)
99.2	Consent of David C. Crikelair (32)
99.3	Report of Ryder Scott Company, L.P. for reserves at December 31, 2012 (32)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed with this Annual Report on Form 10-K/A.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Each document listed in this Exhibit Index that has been previously filed with the SEC is incorporated by reference into this Annual Report on Form 10-K/A.

(1)	Previously filed on May 31, 2012 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(2)	Previously filed on August 2, 2012 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(3)	Previously filed on March 6, 2008 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(4)	Previously filed on November 20, 2003 as an exhibit to the Registrant’s Report on Form 10-QSB incorporated herein by reference.
(5)	Previously filed on August 14, 2009 as an exhibit to the Registrant’s Report on Form 10-Q incorporated herein by reference.
(6)	Previously filed on August 2, 2012 as an exhibit to the Registrant’s Report on Form 8-K.
(7)	Previously filed on February 9, 2010 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(8)	Previously filed on September 23, 2010 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(9)	Previously filed on November 2, 2010 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(10)	Previously filed on January 5, 2011 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(11)	Previously filed on January 13, 2011 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(12)	Previously filed on March 2, 2011 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(13)	Previously filed on April 12, 2011 as an exhibit to the Registrant’s Report on Form 10-K incorporated herein by reference.
(14)	Previously filed on August 22, 2011 as an exhibit to the Registrant’s Report on Form 10-Q incorporated herein by reference.
(15)	Previously filed on November 14, 2011 as an exhibit to the Registrant’s Report on Form 10-Q incorporated herein by reference.
(16)	Previously filed on December 27, 2011 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(17)	Previously filed on January 20, 2012 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(18)	Previously filed on May 18, 2012 as an exhibit to the Registrant’s Report on Form 10-Q incorporated herein by reference.
(19)	Previously filed on April 16, 2012 as an exhibit to the Registrant’s Report on Form 10-K incorporated herein by reference.
(20)	Previously filed on May 31, 2012 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(21)	Previously filed on September 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(22)	Previously filed on October 1, 2012 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(23)	Previously filed on October 10, 2012 as an exhibit to the Registrants Registration Statement on Form S-1.
(24)	Previously filed on November 27, 2012 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(25)	Previously filed on December 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(26)	Previously filed on December 13, 2012 as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 incorporated herein by reference.
(27)	Previously filed on January 16, 2013 as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 incorporated herein by reference.
(28)	Previously filed on February 5, 2013 as an exhibit to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 incorporated herein by reference.
(29)	Previously filed on February 12, 2013 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(30)	Previously filed on February 19, 2013 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(31)	Previously filed on August 8, 2012 as an exhibit to the Registrant’s Report on Form 8-K incorporated herein by reference.
(32)	Previously filed on March 25, 2013 as an exhibit to the Registrant’s Report on Form 10-K incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

Date: April 18, 2013	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 18, 2013	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank C. Ingriselli	President, Chief Executive Officer and Chairman of the Board of Directors	April 18, 2013
Frank C. Ingriselli	(Principal Executive Officer)

/s/ Michael L. Peterson	Chief Financial Officer, Executive Vice President and Director	April 18, 2013
Michael L. Peterson	(Principal Financial and Accounting Officer)

/s/ Jamie Tseng	Senior Vice President and Director	April 18, 2013
Jamie Tseng

EXPLANATORY NOTE

    On April 11, 2013, the consolidated financial statements, for the period from January 1, 2012 through December 31, 2012, have been restated to properly classify the Company’s issuance of 368,345 shares of Series A preferred stock to a related party as a stock subscriptions receivable rather than a note receivable.

    In addition, the consolidated financial statements have been restated to properly present on the balance sheet and the statement of shareholders’ equity the classification of Series A preferred stock issued and outstanding; the par value and additional paid in capital for the 1,666,667 shares of Series A preferred stock presented outside of shareholders’ equity as the redemption of such shares is outside the control of the issuer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PEDEVCO Corp. (formerly Blast Energy Services, Inc.)
Danville, California

We have audited the accompanying consolidated balance sheet of PEDEVCO Corp. (formerly Blast Energy Services, Inc.) as of December 31, 2012 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of PEDEVCO Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 5 under the caption “2012 Restatements,” these consolidated financial statements have been restated to correct for certain errors related to the Company’s classification of stock subscriptions receivable and presentation of redeemable preferred stock.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 22, 2013, execpt for Note 5 under the caption “2012 Restatements” as to which the date is April 18, 2013.

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

/s/ SingerLewak, LLP

SingerLewak, LLP

San Francisco, California
March 27, 2012, except for Note 5 under the caption “Initial Restatement” as to which the date is May 23, 2012 and except for Note 5 under the caption “Second Restatement” as to which the date is December 12, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets	(Restated)	(Restated)
Current assets:
Cash	$2,478,250	$176,471
Accounts receivable – oil and gas	16,571	-
Accounts receivable – oil and gas - related party	112,488	302,315
Accounts receivable – related party	83,064	-
Deferred merger costs	-	111,828
Prepaid expenses and other current assets	133,900	26,533
Total current assets	2,824,273	617,147

Oil and gas properties:
Oil and gas properties, subject to amortization, net	2,420,688	-
Oil and gas properties, not subject to amortization, net	925,382	1,724,234
Total oil and gas properties, net	3,346,070	1,724,234

Equipment, net of accumulated depreciation	87,883	4,694
Notes receivable – related parties	2,786,064	-
Investments – equity method	2,098,334	588,453
Investments – cost method	4,100	4,100
Total assets	$11,146,724	$2,938,628

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$132,243	$145,428
Accounts payable – related party	922,112	-
Accrued expenses	1,449,014	1,904,647
Accrued expenses – related party	36,168	-
Notes payable – related party	2,170,065	-
Total current liabilities	4,709,602	2,050,075

Long-term liabilities:
Asset retirement obligations	59,298	-
Total liabilities	4,768,900	2,050,075

Commitments and contingencies

Redeemable Series A convertible preferred stock: 1,667,667 shares issued and outstanding	1,250,000	-

Shareholders’ equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 18,704,527 and 6,666,667 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	18,704	6,667
Common stock, $0.001 par value, 200,000,000 shares authorized; 21,550,491 and 15,502,261 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	21,551	15,503
Stock subscriptions receivable	(276,326)
Additional paid-in capital	18,140,583	1,630,060
Accumulated deficit	(12,776,688)	(763,677)
Total shareholders’ equity	5,127,824	888,553

Total liabilities and shareholders’ equity	$11,146,724	$2,938,628

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2012 and for the
Period from February 9, 2011 (Inception) through December 31, 2011

	For the Year Ended	Period from February 9, 2011 (Inception) through
	December 31,	December 31,
	2012	2011
		(Restated)
Revenue:
Oil and gas sales	$503,153	$-

Operating expenses:
Lease operating costs	281,103	-
Selling, general and administrative expense	3,729,525	717,130
Impairment of goodwill	6,820,003	-
Impairment of oil and gas properties	180,262	-
Depreciation, depletion, amortization and accretion	131,332	662
Loss on settlement of payables	139,874	-
Total operating expenses	11,282,099	717,792

Gain on sale of equity method investments	64,168	-
Loss from equity method investments	(357,612)	(25,875)
Operating loss	(11,072,390)	(743,667)

Other income (expense):
Interest expense	(986,248)	(12,912)
Interest income	36,359	-
Other expense	-	(7,098)
Gain on debt extinguishment	9,268	-
Total other expense	(940,621)	(20,010)

Net loss	$(12,013,011)	$(763,677)

Net loss per common share:
Basic and diluted	$(0.65)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	18,615,071	12,073,407

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from February 9, 2011 (Inception) through December 31, 2012

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Accumulated Deficit	Totals
	Shares	Amount	Shares	Amount

Balances at February 9, 2011	-	$-	-	$-	$-		$-	$-

Issuance of common stock for cash	-	-	10,420,000	10,420	-		-	10,420
Issuance of common stock for interest in Rare Earth JV	-	-	4,100,000	4,100	-		-	4,100
Issuance of Series A preferred stock for cash	4,266,667	4,267	-	-	738,421			742,688
Issuance of Series A preferred stock upon conversion of notes payable	2,400,000	2,400	-	-	897,600			900,000
Issuance costs for Series A preferred stock	-	-	-	-	(106,865)			(106,865)
Issuance of common stock for services	-	-	285,595	286	28,274			28,560
Issuance of common stock in exchange for services	-	-	696,666	697	68,970			69,667
Stock compensation					3,660			3,660
Net loss							(763,677)	(763,677)
Balances at December 31, 2011 (Restated)	6,666,667	$6,667	15,502,261	$15,503	$1,630,060		$(763,677)	$888,553

Issuance of Series A preferred stock net of placement agent cost	11,053,342	11,053	-	-	8,004,018			8,015,071
Issuance of Series A preferred stock to related party for services	230,000	230	-	-	172,270			172,500
Issuance of Series A preferred stock for acquisition of oil and gas properties	368,435	368	-	-	275,958	(276,326)		-
Issuance of Series A preferred stock for settlement of payables	279,749	280	-	-	559,218		-	559,498
Issuance of Series A preferred stock for debt extension	133,334	133	-	-	279,868		-	280,001
Issuance of restricted common stock for compensation	-	-	2,355,000	2,355	233,145		-	235,500
Exercise of common stock options	-	-	60,000	60	4,740		-	4,800
Issuace of common stock in connecition with Blast merger	-	-	1,422,873	1,423	4,490,802		-	4,492,225
Issuance of common stock for debt conversions	-	-	1,587,514	1,588	1,515,175		-	1,516,763
Beneficial conversion feature	-	-	-	-	667,418		-	667,418
Cashless exercise of options - common stock	-	-	483,256	483	(483)		-	-
Cashless exercise of warrants- common stock	-	-	112,587	112	(112)			-
Warrants issued to MIE for sale of equity interests in White Hawk	-	-	-	-	2,586		-	2,586
Conversion of preferred stock to common stock	(27,000)	(27)	27,000	27	-		-	-
Stock compensation	-	-	-	-	305,920		-	305,920
Net loss	-	-	-	-			(12,013,011)	(12,013,011)
Balances at December 31, 2012 (Restated)	18,704,527	$18,704	21,550,491	$21,551	$18,140,583	(276,326)	$(12,776,688)	$5,127,824

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2012 and the
Period from February 9, 2011 (Inception) through December 31, 2011

	For the Year Ended December 31, 2012	Period from February 9, 2011 (Inception) through December 31, 2011
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net loss	$(12,013,011)	$(763,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	621,420	73,327
Impairment of goodwill	6,820,003	-
Impairment of oil and gas properties	180,262	-
Depreciation, depletion, amortization and accretion	131,692	662
Loss on settlement of payables	139,874	-
Gain on sale of equity method investments	(64,168)	-
Loss from equity method investments	357,612	25,875
Amortization of debt discount	507,505	-
Series A preferred stock issued for debt extension	280,001	-
Gain on debt extinguishment	(9,268)	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(14,006)	-
Accounts receivable – oil and gas-related party	(112,488)	-
Accounts receivable - related party	216,686	(302,315)
Prepaid expenses and other current assets	(94,532)	(22,433)
Accounts payable	(38,253)	145,428
Accounts payable – related party	327,294
Accrued expenses	(18,802)	32,775
Accrued expenses – related party	(22,164)
Net cash used in operating activities	(2,804,343)	(810,358)

Cash Flows From Investing Activities:
Cash paid for oil and gas properties	(1,500,000)	(2,899,542)
Cash paid for equipment	(1,358)	(5,356)
Deferred costs	-	(111,828)
Cash paid for acquisition of Blast Energy Services, Inc.	(454,614)	-
Issuance of notes receivable – related parties	(2,786,064)	-
Proceeds from sale of equity method investment	1,000,000	-
Net cash used in investing activities	(3,742,036)	(3,016,726)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	10,420
Proceeds from issuance of notes payable to related party	1,028,287	1,100,000
Repayment of notes payable	(200,000)
Repayment of notes payable to related party	-	(200,000)
Proceeds on sales of Series A preferred stock	8,015,071	3,093,135
Proceeds from exercise of options for common stock	4,800	-
Net cash provided by financing activities	8,848,158	4,003,555

Net increase in cash	2,301,779	176,471
Cash at beginning of the year	176,471	-
Cash at end of the year	$2,478,250	$176,471

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$11,809	$12,912
Income taxes	$-	$-

Noncash investing and financing activities:
Accrual of oil and gas interest purchase obligations	$-	$1,871,872
Conversion of notes payable into 2,400,000 shares of Series A preferred stock	$-	$1,800,000
Contribution of 62.5% of oil and gas interest to equity method investor	$-	$3,071,640
Issuance of common stock as part of oil and gas interest purchase	$-	$28,560
Issuance of 1,666,667 shares of Series A preferred stock in exchange for acquisition of Excellong E&P-2, Inc.	$1,250,000	$-
Contribution of Excellong E&P-2, Inc. to White Hawk as equity investment	$3,734,986	$-
Cash paid on behalf of PEDEVCO to Excellong E&P-2, Inc. by MIE to acquire interest in White Hawk	$1,000,000	$-
Cash paid on behalf of PEDEVCO to Condor by MIE for drilling operations	$1,141,778	$-
Accrual of purchase adjustment for sale of White Hawk interest	$58,332	$-
Warrants issued to MIE for sale of White Hawk equity interests	$2,586	$-
Issuance of 230,000 shares of Series A preferred stock to settle payables	$172,500	$-
Issuance of 4,100,000 shares of common stock in exchange for investment in Rare Earth JV	$-	$4,100
Issuance of Series A convertible preferred stock in settlement of carried interest payable	$419,624	$-
Issuance of Series A convertible preferred stock for stock subscriptions receivable	$276,326	-
Issuance of Series A convertible preferred stock to third party on behalf of Condor for oil and gas properties acquired	$276,326	$-
Transfer of unproved properties to proved properties	$697,016	$-
Issuance of common stock to settle accrued liabilities	$487,218	$-
Issuance of common stock for convertible notes payable	$1,029,545	$-
Beneficial conversion feature associated with convertible debt	$667,418	$-
Conversion of Series A preferred stock to common stock	$27	$-
Cashless exercise of common stock options and warrants	$595	$-
Accrual of drilling costs	$1,733,859	$-
Asset retirement costs capitalized	$16,552	$-

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

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2012, approximately $2,215,587 of the Company’s cash balances were uninsured. The Company has not experienced any losses in such accounts. Sales to two customers comprised  71% and 29%  of the Company’s total oil and gas revenues for the year ended December 31, 2012. The Company had no revenue for the year ended December 31, 2011. The Company believes that, in the event that its primary customer was unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

Depreciation, depletion and amortization of capitalized oil and gas properties is calculated on a field by field basis using the unit of production method.  Lease acquisition costs are amortized over the total estimated proved developed and undeveloped reserves and all other capitalized costs are amortized over proved developed reserves.

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

Asset Retirement Obligations. If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, the Company will record a liability (an asset retirement obligation or “ARO”) on its consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis over the estimated proved developed reserves. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statements of operations.

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

Initial 2011 Restatement

On May 23, 2012, the financial statements for the period from February 9, 2011 (inception) through December 31, 2011 have been restated as a result of two errors discovered subsequent to their original issuance. These errors are as follows:

● $87,668 of improperly deferred costs associated with the Eagle Ford Asset acquisition (as described in Note 8).

● $19,200 of improper intercompany profit eliminations related to intercompany transactions between Condor and the Company.

The impact on the previously reported balance sheet as of December 31, 2011 is as follows:

	As Reported	As Restated
Deferred costs	$199,496	$111,828
Total current assets	$704,815	$617,147
Equity method investment	$607,653	$588,453
Total assets	$3,045,496	$2,938,628
Accumulated deficit	$587,142	$694,010
Total shareholders’ equity	$995,121	$888,553

The impact on the previously reported loss from operations and net loss for the period from February 9, 2011 (Inception) through December 31, 2011 is as follows:

	As Reported	As Restated
Equity in loss of equity method investment	$(6,675)	$(25,875)
Loss from operations	$(560,457)	$(648,125)
Net loss	$(587,142)	$(694,010)

Second 2011 Restatement

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

The impact on the previously reported balance sheet (after adjustment for the initial restatement discussed above) as of December 31, 2011 is as follows:

	As Reported	As Restated
Stock service receivable	$(69,667)	$-
Accumulated deficit	$(694,010)	$(763,677)
Total shareholders' equity	$888,553	$888,553

The impact on the previously reported loss from operations and net loss for the period from February 9, 2011 (Inception) through December 31, 2011 (after adjustment for the initial restatement discussed above) is as follows:

	As Reported	As Restated
Professional services	$205,200	$274,867
Loss from operation	$(648,125)	$(717,792)
Net loss	$(694,010)	$(763,677)

2012 Restatements

On April 11, 2013, the consolidated financial statements, for the period from January 1, 2012 through December 31, 2012, have been restated to properly classify the Company’s issuance of 368,345 shares of Series A preferred stock to a related party as a stock subscriptions receivable rather than a note receivable.

In addition, the consolidated financial statements have been restated to properly present on the balance sheet and the statement of shareholders’ equity the classification of Series A Preferred Shares issued and outstanding; the par value and additional paid in capital for the 1,666,667 shares of Series A preferred stock presented outside of shareholders’ equity as the redemption of such shares is outside the control of the issuer.

The impact on the previously reported balance sheet as of December 31, 2012 is as follows:

	As Reported	As Restated
Notes receivable – related parties	$3,062,390	$2,786,064
Total assets	$11,423,050	$11,146,724
Series A convertible preferred stock	$20,371	$18,704
Additional paid in capital	$18,138,916	$18,140,583
Stock subscriptions receivable	$-	$(276,326)
Total shareholder’s equity	$(5,404,150)	$(5,127,824)
Total liabilities and shareholders' equity	$11,423,050	$11,146,724

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

Pursuant to the Merger Agreement on July 27, 2012, MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”). In connection with the Merger, the Company issued former security holders of PEDCO 17,917,261 shares of common stock, 19,616,676 shares of new Series A Preferred Stock, warrants to purchase an aggregate of 1,120,000 shares of our common stock, warrants to purchase 692,584 shares of our new Series A Preferred Stock, and options to purchase 4,235,000 shares of the Company’s common stock.   As the merger was accounted for as a reverse acquisition, these shares have been reflected as the historical equity of the Company as the accounting acquirer in the recapitalization.

Additionally, immediately prior to the Merger becoming effective, the shareholders of the Company approved an Amended and Restated Certificate of Formation and an Amended and Restated Series A Convertible Preferred Stock Designation which upon effectiveness: (i) converted all 6,000,000 outstanding shares of the Company’s Series A Convertible Preferred Stock and the single outstanding share of Series B Preferred Stock into 6,000,001 shares of common stock of the Company on a one to one basis, and immediately thereafter, (ii) effected a one for one hundred and twelve (1:112) reverse stock split rounding up for all fractional shares of the Company’s then outstanding common stock, resulting in the conversion of approximately 159,238,556 shares of preferred and  common stock into 1,422,873 shares of common stock (the “Reverse Split” and the “Amended and Restated Certificate of Formation”). All share and per share amounts in the consolidated financial statements and footnotes have been retroactively restated for the impact of the reverse split.

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

The Company recorded a gain on debt extinguishment in the amount of $169,181  which was netted against loss on extinguishment in the amount of $159,913 resulting in a net gain of $9,268.

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

NOTE 7 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the year ended December 31, 2012 and the period from February 9, 2011 (Inception) through December 31, 2011:

	January 1, 2012	Additions	Disposals	Transfers	December 31, 2012
Unproved properties	1,724,234	78,427	-	(697,016)	1,105,645
Proved properties	-	5,532,519	(3,750,000)	697,016	2,479,535
Asset retirement costs	-	16,552	-	-	16,552
Accumulated depreciation depletion and impairment	-	(270,676)	15,014	-	(255,662)
Total oil and gas assets	1,724,234	5,356,822	(3,734,986)	-	3,346,070

	February 9, 2011	Additions	Disposals	Transfers	December 31, 2011
Unproved properties	-	4,914,624	(3,190,390)	-	1,724,234
Proved properties	-	-	-	-	-
Asset retirement costs	-	-	-	-	-
Accumulated depreciation, depletion and impairment	-	-	-	-	-
Total oil and gas assets	-	4,914,624	(3,190,390)	-	1,724,234

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

(2)
The Company issued 1,666,667 shares of Series A Preferred Stock at a grant date fair value of $1,250,000. In accordance with the purchase agreement, the Company has a contingent obligation to repurchase up to the full 1,666,667 shares of Series A Preferred Stock at a price per share of $0.75 in the event that, on March 29, 2013 (the date that is twelve months from the closing date), the market value of the stock is less than $1,250,000, and the sellers demand repurchase. Accordingly, the Company has determined that the shares are redeemable at the option of the holder and has classified the Preferred Stock outside of shareholders’ equity on the accompanying balance sheet.

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

On May 23, 2012, the Company completed the sale of 50% of the common stock of White Hawk (the “White Hawk Sale”) to an affiliate of MIE Holdings, which is also the Company’s 80% partner in Condor and a significant investor in the Company. As a result of the White Hawk Sale, an affiliate of MIE Holdings and the Company each have an equal 50% ownership interest in White Hawk and each have agreed to proportionately share all expenses and revenues with respect to the Eagle Ford Asset. The sale price consideration for the White Hawk Sale by the affiliate of MIE Holdings was $1,939,082 as follows:

Cash received at closing	$500,000
Cash received on June 29, 2012	500,000
Payment to Excellong E&P-2	1,000,000	(1)
Total cash consideration	2,000,000

Less: fair value of warrants issued at $1.25 per share	(1,586	)(2)
Less: fair value of warrants issued at $1.50 per share	(1,000	)(2)
Less: purchase price adjustment for net field income activity for March 2012 through sale date	(58,332	)(3)
Total sale price	$1,939,082

(1)	$1.0 million in cash paid directly to the original sellers of E&P-2 on behalf of the Company on May 23, 2012, which was the amount due to such sellers 60 days following the acquisition;

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

The pro forma results of the White Hawk  acquisition as if the transaction had occurred at January 1, 2012 and 2011, respectively, is:

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	PEDEVCO	E&P-2	Combined	PEDEVCO	E&P-2	Combined
Revenue	$503,153	$266,867	$770,020	$-	$384,116	$384,116
Lease operating costs	$(281,103)	$(44,099)	$(325,202)	-	$(41,422)	$(41,422)
Net loss	$(12,013,011)	$-	$(11,790,243)	$(763,677)	$-	$(420,983)
Net loss per common share	$(0.65)	$-	$(0.63)	$(0.06)	$-	$(0.03)

NOTE 9 – EQUIPMENT

Property and equipment as of December 31, 2012 and, 2011 consisted of the following:

	December 31,	December 31,
	2012	2011
Computer equipment	$6,714	$5,356
Tractor	-	-
Service trailer	-	-
AFJ Rig	112,089	-
Subtotal	118,803	5,356

Less:
Accumulated depreciation	(30,920)	(662)
Equipment, net	$87,883	$4,694

The AFJ rig, tractor and service trailer were acquired in the Merger transaction. In connection with the Merger, the Company evaluated the carrying value of the AFJ rig and, based upon the independent third party analysis, recorded the estimated fair value of the AFJ rig at $112,089 at the date of the merger, reflecting a reduction in the carrying valve at $254,000.

Depreciation expense for the year ended December 31, 2012 and for the period from inception to December 31, 2011 was $30,258, and $662, respectively and are included in operating expenses in the accompanying statement of operations.

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

During the years ended December 31, 2012 and December 31, 2011, the Company loaned Condor funds for operations which were documented in a promissory note entered into on February 14, 2013, with an effective date of November 1, 2012, which note permits multiple loans to be made thereunder up to $8,000,000 and scheduled therein as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due September 24, 2015. As of December 31, 2012, the balance of the note receivable is $2,435,666 plus accrued interest of $16,963 from Condor.

During the year ended December 31, 2012, the Company issued to Condor a total of 368,435 shares of Series A Preferred Stock valued at $276,326 based on the grant date fair value of $0.75 per share.  The preferred stock issued to Condor was recorded as a stock subscription receivable by the Company.

The Company has an agreement to provide management services to Condor for which Condor owes $81,124 at December 31, 2012. Total fees billed to Condor were $363,102 and $96,000 in 2012 and 2011.

At December 31, 2012, Condor owes the Company $112,488 from production sales related to the Company’s 18.75% working interest in the Niobrara Asset.

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

●
In July 2012, the Company issued 368,435 shares of its New Series A Preferred Stock valued at $276,326 in exchange for a  subscription receivable from Condor in connection with the acquisition of additional interests by Condor in the Niobrara formation of Weld and Morgan Counties, Colorado.

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

The intrinsic value of outstanding and exercisable options at December 31, 2012 was $6,870,330 and $3,144,095, respectively.

Option activity during the year ended December 31, 2012 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1, 2012	530,000	$0.08	9.75
Granted under Blast merger	38,918	1.72
Granted	3,665,000	0.16
Exercised	(571,000)	0.15
Forfeited and cancelled	(8,303)	127.21

Outstanding at December 31, 2012	3,654,615	$0.31	9.30

Exercisable at December 31, 2012	1,684,115	$0.48	9.20

Option activity during the year ended December 31, 2011 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2011	-	$-	-
Granted	530,000	0.08
Exercised	-	-
Forfeited and cancelled	-	-

Outstanding at December 31, 2011	530,000	$0.08	9.75

Exercisable at December 31, 2011	-	$-	-

Summary of options outstanding and exercisable as of December 31, 2012:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$0.08	1.08	449,000	311,000
0.10	0.60	240,000	107,500
0.17	7.60	2,935,000	1,235,000
10.08	0.02	17,858	17,858
11.20	-	6,740	6,740
22.40	-	2,678	2,678
42.56	-	107	107
44.80	-	893	893
68.32	-	107	107
89.60	-	2,232	2,232
$0.08 to $89.60	9.30	3,654,615	1,684,115

Summary of options outstanding and exercisable as of December 31, 2011:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$0.08	9.75	530,000	-

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

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an "ownership change" as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain shareholders or public groups.

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

Other Subsequent Events (unaudited)

Mississippian Asset

On March 25, 2013, we acquired  an average 97% working interest in the Mississippian Lime covering approximately 7,006 gross (6,763 net) acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, which we refer to as the Mississippian asset, and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117, pursuant to an agreement for purchase of term assignment entered into with Berexco LLC (“Berexco”).  Pursuant to this agreement, we acquired the interests through our wholly-owned subsidiary, Pacific Energy Development MSL, LLC (“PEDCO MSL”), which entity serves as the operator of the asset.

In addition, we have entered into an option agreement with Berexco, dated February 22, 2013, pursuant to which for $300,000  Berexco granted us an exclusive option , expiring on May 30, 2013, to purchase a term assignment with respect to certain interests in the Mississippian Lime covering an additional approximately 7,880 gross (7,043 net) acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, and Woods County, Oklahoma and approximately 9.0 square miles of related 3-D seismic data, for an aggregate additional purchase price of $4,216,544 upon exercise of the option.

In connection with the closing of our acquisition of the Mississippian asset, pursuant to a letter agreement, dated March 25, 2013, entered into with STXRA, we are obligated to pay to STXRA a fee equal to $75.00 per net oil and gas acre acquired by us in the Mississippian asset (the “Completion Fee”), which amount equals $507,221 based on the 6,763 net acres we acquired, which amount is payable 80% in cash and 20% in our common stock, or $405,776  in cash and $101,444 in common stock (the “Equity Consideration”).  Such compensation is due and payable to STXRA thirty (30) days following the closing of this offering, with the number of shares of our common stock to be issued being determined by dividing the amount of Equity Consideration by the price per share that we issue our common stock in the offering.  STXRA originally identified the Mississippian asset acquisition opportunity for us, and provided substantial acquisition and due-diligence related consulting services to us, with their sole compensation being the Completion Fee.

Amendment of MIEJ-PEDCO Promissory Note

On March 25, 2013, MIE Jurassic Energy Corporation, an affiliate of MIE Holdings (“MIEJ”), and Pacific Energy Development Corp., our wholly-owned subsidiary (“PEDCO”), amended and restated that certain Secured Subordinated Promissory Note, dated February 14, 2013 (the “MIEJ-PEDCO Note”), to increase the maximum amount available for PEDCO to borrow thereunder from $5 million to $6.5 million, and to permit amounts borrowed under the MIEJ-PEDCO Note to be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara asset, Niobrara asset-related acquisition expenses, and repayment of $432,433 due to MIEJ as a refund of the performance deposit paid by MIEJ with respect to the Mississippian asset acquisition and applied toward our purchase price of the Mississippian asset.  When drawn, principal borrowed under the MIEJ-PEDCO Note carries an interest rate of 10.0% per annum.  Principal and accrued interest under the MIEJ-PEDCO Note shall be due and payable within ten (10) business days of the earlier to occur of (i) December 31, 2013 or (ii) the closing of a debt or equity financing transaction with gross proceeds to us of at least $10 million, which would be triggered upon closing of this offering.  The MIEJ-PEDCO Note may be prepaid in full by PEDCO without penalty, and is secured by all of PEDCO’s ownership and working interests in the FFT2H, Logan 2H and Waves 1H wells located in the Niobrara asset, and all corresponding leasehold rights pooled with respect to such wells, and PEDCO’s ownership and working interests in each future well drilled and completed in the Niobrara asset.

The MIEJ-PEDCO Note converts amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the MIEJ-PEDCO Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the MIEJ-PEDCO Note on March 25, 2013, for a total current principal amount outstanding under the MIEJ-PEDCO Note of $6.17 million on March 25, 2013.  There is currently approximately $330,000 available for future borrowing by PEDCO under the MIEJ-PEDCO Note.

Bridge Financing

On March 22, 2013, we closed a private placement of $4.0 million aggregate principal amount of secured promissory notes (the “Bridge Notes”), together with warrants exercisable for a total of up to 228,581 shares of our common stock (the “Bridge Warrants,” and, together with the Bridge Notes, the “Bridge Securities”). At the closing of the bridge financing (the “Bridge Financing”), we entered into Note and Warrant Purchase Agreements with a total of 16 individual and institutional investors (collectively, the “Bridge Investors”), including ten (10) current shareholders, pursuant to which we sold and issued to the Bridge Investors a total of $4.0 million aggregate principal amount of Bridge Notes and Bridge Warrants to purchase up to a total of 228,581 shares of our common stock (the "Note and Warrant Purchase Agreements"). The gross aggregate proceeds received by us from the sale of the Bridge Securities was $4.0 million.  Each Bridge Investor has specifically agreed in the Note and Warrant Purchase Agreements to not participate in this offering.  Frank C. Ingriselli, our President, Chief Executive Officer, and member of our Board of Directors, and Clark R. Moore, our Executive Vice President and General Counsel, each participated in the Bridge Financing, purchasing Bridge Notes with an aggregate principal amount of $1 million and receiving Bridge Warrants exercisable for up to 57,143 shares of our common stock, and purchasing Bridge Notes with an aggregate principal amount of $50,000 and receiving Bridge Warrants exercisable for up to 2,858 shares of our common stock, respectively.

Somerley Limited (“Somerley”) acted as our placement agent with respect to a portion of the Bridge Financing sold to non-U.S. investors.  As compensation for acting as such, Somerley received total cash fees of $40,000 and Bridge Warrants to purchase a total of up to 28,572 shares of the Company’s common stock at an exercise price of $1.75 per share.

Use of Proceeds.

The proceeds of the Bridge Financing may only be used by us for (i) the acquisition of the Mississippian asset; (ii) up to $300,000 to acquire an exclusive option to acquire leases and 3D seismic data covering up to an additional 7,880 gross (7,043 net) Mississippian acres located in Harper, Kiowa, Barber and Comanche Counties, Kansas, and Woods County, Oklahoma; (iii) the payment of Placement Agent Fees; and (iv) general working capital expenses.

Terms of the Bridge Notes.

The Bridge Notes have an annual interest rate of 10% and are due and payable on the earlier to occur of (i) the date that is thirty (30) days following the closing of our next underwritten public offering of our common stock, which this offering will trigger, or (ii) December 31, 2013 (the “Maturity Date”).  We may, in our sole discretion, repay the Bridge Notes in whole or in part at any time prior to the Maturity Date.  The Bridge Notes are secured by a first priority lien and security interest in, to and under all of our assets, subject to MIEJ’s senior lien on our Niobrara assets which secures MIEJ’s loans to date under the MIEJ-PEDCO Note (current principal $6.17 million).

Upon maturity, we are obligated to pay to the holder an additional payment-in-kind (“PIK”) cash amount equal to 10% of the original principal amount of the Bridge Note.  If an event of default on the Bridge Notes occurs, the principal amount of the Bridge Notes, plus accrued and unpaid interest and the PIK, if any, may be declared immediately due and payable, subject to certain conditions set forth in the Bridge Notes. These amounts may automatically become due and payable upon written notice of holders of a majority of the then-outstanding principal amount in the case of certain types of bankruptcy or insolvency events.

Terms of the Bridge Warrants.
The Bridge Warrants are net-exercisable into shares of our common stock for a period of four (4) years commencing as of their issuance date, at an exercise price of $1.75 per share; provided, however, that the exercise price shall be adjusted to the price per share at which we issue our common stock in this offering, if such price per share is lower than $1.75 per share.  The Bridge Warrants will have a 4-year life and may be exercised on a cashless basis.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

The following supplemental unaudited information regarding PEDEVCO’s direct oil and gas activities is presented pursuant to the disclosure requirements of ASC 932, i n addition to information about the investments in Condor and White Hawk that PEDEVCO accounts for under the equity method, as well as proved reserves attributable to PEDEVCO’s net equity interests in Condor and White Hawk.   All oil and gas operations are located in the U.S.

(1) Capitalized costs relating to Oil and Gas Producing Activities:
	2012	2011

Proved leasehold costs	$792,922	$-
Costs of wells and development	1,696,593	-
Capitalized asset retirement costs	6,566	-
Total costs of oil and gas properties	2,496,081	-
Option on oil and gas properties	-	-
Accumulated depreciation, amortization and impairment	(75,393)	-
Net capitalized costs	$2,420,688	$-

Unproved leasehold costs	$1,105,644	$1,724,234
Accumulated impairment	(180,262)	-
Net capitalized costs - unproved properties	$925,382	$1,724,234

As of December 31, 2012
Unproved oil and gas properties	$1,105,644
Proved oil and gas properties	2,496,081
	3,601,725
Accumulated depreciation, amortization and impairment	(255,655)

Net capitalized costs	$3,346,070

(2) Costs Incurred in Oil and Gas Property Acquisition and Development Costs:
	2012	2011
Acquisition of properties:
Proved	$95,906	$-
Unproved	78,426	1,724,234
Exploration costs	-	-
Development costs	1,703,159	-
	$1,877,491	$1,724,234

(3) Results of Operations for Producing Activities:
	2012	2011
Sales	$503,153	$
Production costs	(281,103)		-
Depletion, accretion and impairment	(311,594)		-
Income tax benefit	-		-
Results of operations	$(89,544)		$-

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

As there were no proved reserves as of December 31, 2011, the table below does not include reserve quantities for the 2011 fiscal year-end.

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

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2012 (as there were no proved reserves as of December 31, 2011, 2011 data is not included for the standardized measure of discounted future net cash flows and the changes therein):

($ 000's)
For the year ended December 31, 2012
Future Cash Inflows	$26,036
Future production costs	(5,496)
Future development costs	(9,914)
Future income tax expense	(2,487)
Future net cash flows	8,139
10% annual discount	(5,733)
Standardized measure of discounted future net cash flows	$2,406

Changes in Standardized Measure of Discounted Future Cash Flows
($ 000's)
Beginning of year	$-
Sales and transfers of oil and gas produced, net of production costs	-
Net changes in prices and production costs	(222)
Extensions, discoveries, additions and improved recovery, net of related costs	2,074
Development costs incurred	-
Revisions of estimated development costs	-
Revisions of previous quantity estimates	-
Accretion of discount	-
Net change in income taxes	(708)
Purchases of reserves in place	1,262
Sales of reserves in place	-
Changes in timing and other	-
End of year	$2,406

Capitalized costs relating to Oil and Gas producing activities of Equity Method Investees:
	Company's share of Equity Method Investees- Condor Energy Technology, LLC		Company's share of Equity Method Investees- White Hawk Petroleum LLC
	2012	2011	2012	2011
Oil and Gas properties held directly:
Proved leasehold costs	$379,196	$-	$1,479,468	$-
Costs of wells and development	1,081,266	-	463,097	-
Capitalized asset retirement costs	1,647	-	10,566	-
Total costs of oil and gas properties	1,462,109	-	1,953,131	-
Option on oil and gas properties	-	-	-	-
Accumulated depreciation, Amortization and Impairment	(44,046)	-	(107,236)	-
Net capitalized costs - proved properties	$1,418,063	$-	$1,845,895	$-

Unproved leasehold costs	$604,168	$638,078	$314,525	$-
Accumulated impairment	(73,807)	-	-	-
Net capitalized costs - unproved properties	$530,361	$638,078	$314,525	$-

Capitalized costs relating to Oil and Gas producing activities of Equity Method Investees:
	Company's share of Equity Method Investees- Total
	2012	2011
Oil and Gas properties held directly:
Proved leasehold costs	$1,858,664	$-
Costs of wells and development	1,544,363	-
Capitalized asset retirement costs	12,213	-
Total costs of oil and gas properties	3,415,240	-
Option on oil and gas properties	-	-
Accumulated depreciation, Amortization and Impairment	(151,282)	-
Net capitalized costs - proved properties	$3,263,958	$-

Unproved leasehold costs	$918,693	$638,078
Accumulated impairment	(73,807)	-
Net capitalized costs - unproved properties	$844,886	$638,078

Cost Incurred in Oil and Gas Property Acquisition and development costs of Equity Method Investees:
	Company's share of Equity Method Investees- Condor Energy Technology, LLC		Company's share of Equity Method Investees- White Hawk Petroleum LLC
	2012	2011	2012	2011
Acquisition of properties
Proved	$6,790	$-	$1,490,034	$-
Unproved	338,496	638,078	314,525	-
Exploration costs	-	-	-	-
Development costs	1,082,913	-	463,097	-
	$1,428,199	$638,078	$2,267,656	$-

Cost Incurred in Oil and Gas Property Acquisition and development costs of Equity Method Investees:
	Company's share of Equity Method Investees-Total
	2012	2011
Acquisition of properties
Proved	$1,496,824	$-
Unproved	653,021	638,078
Exploration costs	-	-
Development costs	1,546,010	-
	$3,695,855	$638,078

Results of operations for producing activities for Equity Method Investees:
	Company's share of Equity Method Investees- Condor Energy Technology, LLC		Company's share of Equity Method Investees- White Hawk Petroleum LLC
	2012	2011	2012	2011
Sales	$130,760	$-	$273,171	$-
Production costs	(84,974)	-	(76,257)	-
Depletion, accretion and impairment	(117,890)	-	(107,903)	-
Income tax benefit	-	-	-	-
Results of operations	$(72,104)	$0	$89,011	$0

Results of operations for producing activities for Equity Method Investees:
	Company's share of Equity Method Investees-Total
	2012	2011
Sales	$403,931	$-
Production costs	(161,231)	-
Depletion, accretion and impairment	(225,792)	-
Income tax benefit	-	-
Results of operations	$16,908	$0

Estimated Quantities of Proved Oil and Gas Reserves of Equity Method Investees	Company's share of Equity Method Investees- Condor Energy Technology, LLC		Company's share of Equity Method Investees- White Hawk Petroleum LLC
	Oil	Gas	Oil	Gas
As of December 31, 2012	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)

Proved Developed Producing	8.3	13.8	11.2	20.5
Proved Developed Non-Producing	20.8	34.4	0.0	0.0
Total Proved Developed	29.1	48.2	11.2	20.5
Proved Undeveloped	323.2	536.6	127.5	181.0
Total Proved as of December 31	352.3	584.8	138.7	201.5

Estimated Quantities of Proved Oil and Gas Reserves of Equity Method Investees	Company's share of Equity Method Investees-Total
	Oil	Gas
As of December 31, 2012	(MBbls)	(Mmcf)

Proved Developed Producing	19.5	34.3
Proved Developed Non-Producing	20.8	34.4
Total Proved Developed	40.3	68.7
Proved Undeveloped	450.7	717.6
Total Proved as of December 31	491.0	786.3

	Company's share of Equity Method Investees- Condor Energy Tecnology, LLC		Company's share of Equity Method Investees- White Hawk Petroleum LLC
As of December 31, 2012	Oil	Gas	Oil	Gas
	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	0.0	0.0	0.0	0.0
Extensions and discoveries	353.8	584.8	6.2	1.8
Revisions of previous estimates	0.0	0.0	0.0	0.0
Purchase of minerals in place	0.0	0.0	135.0	202.5
Production	(1.5)	0.0	(2.6)	(2.8)
End of year proved reserves	352.3	584.8	138.7	201.5

End of Year proved developed reserves	29.1	48.2	11.2	20.5
End of Year proved undeveloped reserves	323.2	536.6	127.5	181.0

	Company's share of Equity Method Investees-Total
As of December 31, 2012	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	0.0	0.0
Extensions and discoveries	360.0	586.6
Revisions of previous estimates	0.0	0.0
Purchase of minerals in place	135.0	202.5
Production	(4.0)	(2.8)
End of year proved reserves	491.0	786.3

End of Year proved developed reserves	40.3	68.7
End of Year proved undeveloped reserves	450.7	717.6

The following table sets forth the Company’s share of the Equity Method Investees’ standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2012 (as there were no proved reserves as of December 31, 2011, 2011 data is not included for the standardized measure of discounted future net cash flows and the changes therein):

	Condor Energy Technology, LLC	White Hawk Petroleum, LLC	Company's share of Equity Method Investees- Total
For the year ended December 31, 2012 (000's)
Future Cash Inflows	$33,228	$14,594	$47,822
Future production costs	(6,784)	(6,147)	(12,931)
Future development costs	(15,044)	(4,377)	(19,421)
Future income tax expense	(4,457)	(1,589)	(6,046)
Future net cash flows	6,943	2,481	9,424
10% annual discount	(6,446)	(1,364)	(7,810)
Standardized measure of discounted future net cash flows	$497	$1,118	$1,614

	Condor Energy Technology, LLC	White Hawk Petroleum, LLC	Company's share of Equity Method Investees- Total
Changes in Standardized Measure of Discounted Future Cash Flows (000s)

December 31, 2011	$-	$-	$-
Sales and transfers of oil and gas produced, net of production costs	(46)	(197)	(243)
Net changes in prices and production costs	-	-	-
Extensions, discoveries, additions and improved recovery, net of related costs	2,099	328	2,427
Development costs incurred	-	-	-
Revisions of estimated development costs	-	-	-
Revisions of previous quantity estimates	-	-	-
Accretion of discount	-	-	-
Net change in income taxes	(1,556)	(904)	(2,460)
Purchases of reserves in place	-	1,890	1,890
Sales of reserves in place	-	-	-
Changes in timing and other	-	-	-
December 31, 2012	$497	$1,117	$1,614

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

Total Members' Equity
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

Depreciation, depletion and amortization of capitalized oil and gas properties is calculated on a field by field basis using the unit of production method.  Lease acquisition costs are amortized over total estimated proved developed and undeveloped reserves and all other capitalized costs are amortized over proved developed reserves.

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

Asset Retirement Obligations.  If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, the Company will record a liability (an asset retirement obligation or “ARO”) on its balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis over the estimated proved developed reserves. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our statements of operations.

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

The following tables summarize the Company’s oil and gas activities by classification for the year ended December31, 2012 and the period from October 12, 2011 (Inception) through December 31, 2011:

	October 12, 2011	Additions	Disposals	Transfers	December 31, 2011
Unproved properties	-	3,190,390	-	-	3,190,390
Proved properties	-	-	-	-	-
Asset retirement costs	-	-	-	-	-
Accumulated depreciation, depletion and impairment	-	-	-	-	-
Total oil and gas assets	-	3,190,390	-	-	3,190,390

	January 1, 2012	Additions	Disposals	Transfers	December 31, 2012
Unproved properties	3,190,390	1,733,465	-	(1,903,014)	3,020,841
Proved properties	-	5,399,293	-	1,903,014	7,302,307
Asset retirement costs	-	8,237	-	-	8,237
Accumulated depreciation, depletion and impairment	-	(589,265)	-	-	(589,265)
Total oil and gas assets	3,190,390	6,551,730	-	-	9,742,120

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

On November 1, 2012, and pursuant to the terms of the Inter-Company Agreement, Condor and PEDCO amended and restated the PEDCO Note in full to capitalize interest accrued under the PEDCO Note to November 1, 2012.  As a result $1,224 in accrued interest was capitalized as additional principal.  During the year ended December 31, 2012, PEDCO advanced $2,434,442 in cash and 368,435 shares of PEDEVCO’s Series A Preferred Stock valued at $276,326.  As of December 31, 2012, the Company had $2,711,992 and $16,963 in loans payable and accrued interest, respectively, to PEDCO. The note principal includes the $276,326 fair market value of the 368,435 shares issued by Pedevco (a subscription payable).

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

NOTE 9 – INCOME TAXES

The Company is organized as a limited liability company and all taxable income is taxed directly to the members thus there is no provision for income taxes.  The Company’s basis in its assets for financial reporting purposes is lower than that of its tax basis by approximately $200,000.

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

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

The following supplemental unaudited information regarding Condor’s direct oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. All oil and gas operations are located in the U.S.

(1) Capitalized costs relating to oil and gas producing activities:	2012	2011

Proved leasehold costs	$1,895,979	$-
Costs of wells and development	5,406,328	-
Capitalized asset retirement costs	8,237	-
Total costs of oil and gas properties	7,310,544	-
Accumulated depreciation, amortization and impairment	(220,228)	-
Net proved capitalized costs	$7,090,316	$-

Unproved leasehold costs	$3,020,841	$3,190,390
Accumulated impairment	(369,037)	-
Net unproved capitalized costs	$2,651,804	$3,190,390

(2) Costs Incurred in oil and gas property acquisition and development costs:
	2012	2011
Acquisition of properties
Proved	$33,951	$-
Unproved	1,692,479	3,190,390
Exploration costs	-	-
Development costs	5,414,565	-
	$7,140,995	$3,190,390

(3) Results of operations for producing activities:
	2012	2011
Sales	$653,802	$-
Production costs	(424,872)	-
Depletion, accretion and impairment	(589,449)	-
Income tax benefit	-	-
Results of operations	$(360,519)	$-

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

As there were no proved reserves as of December 31, 2011, the table below does not include reserve quantities for the 2011 fiscal year-end.

Estimated Quantities of Proved Oil and Gas Reserves	2012
	Oil	Gas
	(MBbls)	(Mmcf)

Proved Developed Producing	41.6	69.0
Proved Developed Non-Producing	103.8	172.0
Total Proved Developed	145.4	241.0
Proved Undeveloped	1,616.2	2,683.0
Total Proved as of December 31, 2012	1,761.6	2,924.0

	2012
	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	-	-
Extensions and discoveries	1,769.0	2,924.0
Revisions of previous estimates	-	-
Purchase of minerals in place	-	-
Production	(7.4)	-
End of year proved reserves	1,761.6	2,924.0

End of year proved developed reserves	145.4	241.0
End of year proved undeveloped reserves	1,616.2	2,683.0

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

As Condor Energy Technology LLC is not a taxable entity and all taxes flow to members, there are no taxes provided.

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2012 (as there were no proved reserves as of December 31, 2011, 2011 data is not included for the standardized measure of discounted future net cash flows and the changes therein):

($ 000's)
For the year ended December 31, 2012
Future cash inflows	$166,139
Future production costs	(33,919)
Future development costs	(75,221)
Future income tax expense
Future net cash flows	56,999
10% annual discount	(46,737)
Standardized measure of discounted future net cash flows	$10,262

Changes in Standardized Measure of Discounted Future Cash Flows
($ 000's)
Beginning of year	$-
Sales and transfers of oil and gas produced, net of production costs	(229)
Net changes in prices and production costs	-
Extensions, discoveries, additions and improved recovery, net of related costs	10,491
Development costs incurred	-
Revisions of estimated development costs	-
Revisions of previous quantity estimates	-
Accretion of discount	-
Net change in income taxes	-
Purchases of reserves in place	-
Sales of reserves in place	-
Changes in timing and other	-
End of year	$10,262

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

Depreciation, depletion and amortization of capitalized oil and gas properties is calculated on a field by field basis using the unit of production method.  Lease acquisition costs are amortized over total estimated proved developed and undeveloped reserves and all other capitalized costs are amortized over proved developed reserves.

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

Asset Retirement Obligations.  If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, the Company will record a liability (an asset retirement obligation or “ARO”) on its balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the capitalized costs are depreciated on a unit-of-production basis over the estimated proved developed reserves. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our statements of operations.

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

NOTE 8 – INCOME TAXES

The Company is organized as a Limited Liability Company and all taxable income is taxed directly to the members thus there is no provision for income taxes.  The Company’s basis in its assets for financial reporting purposes is lower than that of its tax basis by approximately $ 200,000.

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

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

The following supplemental unaudited information regarding White Hawk’s direct oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. All oil and gas operations are located in the U.S.

(1) Capitalized costs relating to oil and gas producing activities:	2012	2011

Proved leasehold costs	$2,958,936	$-
Costs of wells and development	926,194	-
Capitalized asset retirement costs	21,132	-
Total costs of oil and gas properties	3,906,262	-
Option on oil and gas properties	0	-
Accumulated depreciation, amortization and impairment	(214,472)	-
Net capitalized costs	$3,691,790	$-

Unproved leasehold costs	$629,050	$-

(2) Costs incurred in oil and gas property acquisition and development costs:
	2012	2011
Acquisition of properties
Proved	$2,980,068	$-
Unproved	629,050	-
Exploration costs	-	-
Development costs	926,194	-
	$4,535,312	$-

(3) Results of operations for producing activities:
	2012	2011
Sales	$546,341	$-
Production costs	(152,514)	-
Depletion, accretion and impairment	(215,805)	-
Income tax benefit	-	-
Results of operations	$178,022	$-

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

As there were no proved reserves as of December 31, 2011, the table below does not include reserve quantities for the 2011 fiscal year-end.

Estimated Quantities of Proved Oil and Gas Reserves	2012
	Oil	Gas
	(MBbls)	(Mmcf)

Proved Developed Producing	22.3	41.0
Proved Developed Non-Producing	-	-
Total Proved Developed	22.3	41.0
Proved Undeveloped	255.0	362.0
Total Proved as of December 31, 2012	277.3	403.0

	2012
	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	-	-
Extensions and discoveries	12.4	3.5
Revisions of previous estimates	-	-
Purchase of minerals in place	270.0	405.0
Production	(5.1)	(5.5)
End of year proved reserves	277.3	403.0

End of year proved developed reserves	22.3	41.0
End of year proved undeveloped reserves	255.0	362.0

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

As White Hawk Petroleum LLC is not a taxable entity and all taxes flow to members, there are no taxes provided.

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2012 (as there were no proved reserves as of December 31, 2011, 2011 data is not included for the standardized measure of discounted future net cash flows and the changes therein):

($ 000's)
For the year ended December 31, 2012
Future cash inflows	$29,188
Future production costs	(12,293)
Future development costs	(8,753)
Future income tax expense	0
Future net cash flows	8,142
10% annual discount	(4,099)
Standardized measure of discounted future net cash flows	$4,043

Changes in Standardized Measure of Discounted Future Cash Flows
($ 000's)
Beginning of year	$-
Sales and transfers of oil and gas produced, net of production costs	(394)
Net changes in prices and production costs	-
Extensions, discoveries, additions and improved recovery, net of related costs	657
Development costs incurred	-
Revisions of estimated development costs	-
Revisions of previous quantity estimates	-
Accretion of discount	-
Net change in income taxes	-
Purchases of reserves in place	3,780
Sales of reserves in place	-
Changes in timing and other	-
End of year	$4,043