Form 10-K/A
period 2012-12-31
PEDEVCO CORP
filed 2013-04-25
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2 )

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   ☐ No   ☐

As of April 24 , 2013, 13,913,586 shares of the registrant’s common stock, $.001 par value per share, were outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to our Annual Report on Form 10-K (“Amendment No.  2 ”), which amends and restates certain parts of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), originally filed on March 25, 2013 with the Securities and Exchange Commission.

This Amendment No.  2 restates the following items:

●	Part II, Item 8. Financial Statements and Supplementary Data;
●	Part II, Item 9A. Controls and Procedures; and
●	Part IV, Item 15. Exhibits and Financial Statement Schedules.

This Amendment No.  2 is being filed to expand disclosure under Part II, Item 9A, Controls and Procedures, to include a statement identifying the framework used by management to evaluate the effectiveness of our internal control over financial reporting, and to include a statement that our internal control over financial reporting is not effective.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial and accounting officer are filed herewith as exhibits to this Amendment No.  2. This Amendment No.  2 also includes a re-issued audit report of GBH CPAs, PC.

Special Note Regarding Amendment No. 2

Except for the Items noted above, no other information included in the original Annual Report is being amended or updated by this Amendment No.  2 . This Amendment No.  2 continues to describe the conditions as of the date of the original Annual Report and, except as contained therein, we have not updated or modified the disclosures contained in the original Annual Report. Accordingly, this Amendment No.  2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendment to those filings.

Items Affecting the Consolidated Financial Statements and Supplemental Data

On April 23, 2013, the Company effected a 1 for 3 reverse stock split of its common and Series A preferred stock. Authorized shares of common and preferred stock remained unchanged at 200,000,000 shares of authorized common stock and 100,000,00 shares of authorized preferred stock. All share and per share amounts have been retroactively adjusted to reflect the reverse split in the accompanying consolidated financial statements.

Further, on April 23, 2013, the Company revised its disclosure of capitalized costs relating to oil and gas producing activities in its Supplemental Information on Oil and Gas Producing Activities (unaudited) to eliminate disclosures not required in ASC 932-235-55.

Also, on April 23, 2013, the Company revised its disclosure in Note 8 to the consolidated financial statements related to the pro forma presentation for the Company's acquisition of Excellong E&P-2 to properly reflect the periods for which the pro forma information is presented.

PART II

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

As a result of the weaknesses in internal controls over financial reporting described above, the Company was required to restate its consolidated financial statements for each of the years ended December 31, 2012 and 2011 to properly record: (1) costs related to an oil and gas acquisition; (2) related party transactions between Condor and the Company; (3) expenses for share-based payments in the proper period; (4) the classification and presentation of stock subscriptions receivable; and (5) the presentation of redeemable preferred stock outside of shareholders’ equity.  The Company was also required to restate the consolidated financial statements for the three and nine months ended September 30, 2012 to properly record: (1) the classification and presentation of stock subscriptions receivable; and (2) the valuation of shares issued for the settlement of payables.

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

Changes in Internal Control Over Financial Reporting

     As an early stage company, we continue to develop our internal control systems.  We continue to seek additional financial reporting and accounting experience and expertise.  The Company has implemented certain internal controls with respect to: (1) its financial closing process to ensure that all transactions are properly identified, evaluated for accounting and disclosure treatment and recorded in the proper period; and (2) its controls over reporting between the Company and its related party operations (Condor and White Hawk).  The Company is in the process of implementing standardized, written internal controls and procedures.  These controls and procedures have not yet been fully developed or documented.  The Company expects to complete the initial phase of its internal controls development over the next six months.

Except as otherwise discussed above, there were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)        Financial Statements

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for Years Ended December 31, 2012 and 2011

Pedevco Corp.:
Report of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4
Consolidated Statements of Operations for the Year Ended December 31, 2012 and for the Period from February 9, 2011 (Inception) to December 31, 2011	F-5
Consolidated Statement of Shareholders’ Equity (Deficit) For the Year Ended December 31, 2012 and for the Period from February 9, 2011 (Inception) to December 31, 2011	F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and for the Period from February 9, 2011 (Inception) to December 31, 2011	F-7
Notes to Consolidated Financial Statements	F-8

Condor Energy Technology, LLC
Report of Independent Registered Public Accounting Firm	F-41
Balance Sheets as of December 31, 2012 and 2011	F-42
Statements of Operations for the Year Ended December 31, 2012 and for the Period from October 12, 2011 (Inception) to December 31, 2011	F-43
Statement of Changes in Members’ Equity For the Year Ended December 31, 2012 and for the Period from October 12, 2011 (Inception) to December 31, 2011	F-44
Statements of Cash Flows for the Year Ended December 31, 2012 and for the Period from October 12, 2011 (Inception) to December 31, 2011	F-45
Notes to Financial Statements	F-46

White Hawk Petroleum, LLC
Report of Independent Registered Public Accounting Firm	F-55
Balance Sheet as of December 31, 2012	F-56
Statements of Operations for the Period from May 11, 2012 (Inception) to December 31, 2012	F-57
Statement of Changes in Members’ Equity For the Period from May 11, 2012 (Inception) to December 31, 2012	F-58
Statements of Cash Flows for the Period from May 11, 2012 (Inception) to December 31, 2012	F-59
Notes to Financial Statements	F-60

(b). List of Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated January 13, 2012, by and among Blast Services, Inc., Blast Acquisition Corp., and Pacific Energy Development Corp. (17)
2.2	First Amendment to the Agreement and Plan of Merger, dated May 29, 2012, by and among Blast Services, Inc., Blast Acquisition Corp., and Pacific Energy Development Corp. (1)
2.3	Articles of Merger (Nevada) by Blast Acquisition Corp. and Pacific Energy Development Corp. (2)
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp. (2)
3.2	Amended and Restated Certificate of Designation of Series A Preferred Stock (2)
3.3	Bylaws of Blast Energy Services, Inc. (3)
3.4	Amendment to the Bylaws (25)
4.1	Form of Common Stock Certificate for PEDEVCO Corp. (23)
4.2	Form of PEDEVCO Corp. Series A Preferred Stock Certificate (23)
10.1	2003 Stock Option Plan (4)
10.2	Blast Energy Services, Inc. 2009 Stock Incentive Plan (5)
10.3	Blast Energy Services, Inc. 2012 Equity Incentive Plan (6)
10.4	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement (23)
10.5	Blast Energy Services, Inc. 2012 Equity Incentive Plan - Form of Stock Option Agreement (23)
10.6	Pacific Energy Development Corp. 2012 Equity Incentive Plan (23)
10.7	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement (23)
10.8	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement (23)
10.9	Pacific Energy Development Corp. - Form of Restricted Shares Grant Agreement (23)
10.10	Pacific Energy Development Corp. - Form of Stock Option Agreement (23)
10.11	PEDEVCO Corp. - Form of Indemnification Agreement (26)
10.12	Note Purchase Agreement, dated February 24, 2011, by and between Blast Energy Services, Inc. and Centurion Credit Funding, LLC (12)
10.13	Senior Secured Promissory Note (First Tranche), dated February 24, 2011, by Blast Energy Service Inc. in favor of Centurion Credit Funding, LLC (12)
10.14	Senior Secured Promissory Note (Second Tranche), dated April 5, 2012, by Blast Energy Service Inc. and Centurion Credit Funding, LLC (13)
10.15	Guaranty, dated February 24, 2011, by Eagle Domestic Drilling Operations, LLC and Blast AFJ Centurion Credit Funding, LLC (12)
10.16	Security Agreement, dated February 24, 2011, by Blast Energy Services, Inc., Eagle Domestic Drilling Operations, LLC, Blast AFJ, Inc. and Centurion Credit Funding, LLC (12)
10.17	Stock Purchase Agreement, dated February 24, 2011, by and between Blast Energy Services, Inc. and Centurion Credit Funding, LLC (12)
10.18	Royalty Payment Letter, dated February 24, 2011, by Blast Energy Services, Inc. and Centurion Credit Funding, LLC (12)
10.19	Subordination and Intercreditor Agreement, dated February 24, 2011, by and among Blast Energy Services, Inc., Centurion Credit Funding, LLC and Berg McAfee Companies, LLC (12)
10.20	Second Amendment to Placement Agency Agreement, dated May 18, 2011, by and between Trident Partners, Ltd and Blast Energy Services, Inc. (14)
10.21	Warrant to Purchase Shares of Common Stock, dated February 2, 2011, issued in favor of Centurion Credit Funding, LLC (15)
10.22	First Amendment to Warrant, dated October 6, 2011, by and between Blast Energy Services, Inc. and Centurion Credit Funding, LLC (15)
10.23	Second Amendment to Warrant, dated December 16, 2011, by and between Blast Energy Services, Inc. and Centurion Credit Funding, LLC (16)
10.24	Placement Agent Warrant Agreement, dated December 22, 2011, by and among Blast Energy Services, Inc. and Trident Partners Ltd. (16)
10.25	Modification Agreement with Solimar Energy LLC, dated December 22, 2011, by and between Solimar Energy LLC and Blast Energy Services, Inc. (16)
10.26	Form of Voting Agreement, dated January 13, 2012, by and among Blast Energy Services, Inc., Pacific Energy Development Corp. and certain security and debt holders of Blast Energy Services, Inc. (17)
10.27	Form of Debt Conversion Agreement, dated January 13, 2012 (17)
10.28	BMC Debt Conversion Agreement, dated January 13, 2012, by and among Blast Energy Service, Inc., Berg McAfee Companies, LLC and Clyde Berg (17)
10.29	Amendment to the Note Purchase Agreement, dated January 13, 2012, by and between Blast Energy Service, Inc. and Centurion Credit Funding LLC (17)
10.30	Amendment to the First Tranche Promissory Note, dated January 13, 2012, by and between Blast Energy Service, Inc. and Centurion Credit Funding LLC (17)

10.31	Amendment to the Second Tranche Promissory Note, dated January 13, 2012, by and between Blast Energy Service, Inc. and Centurion Credit Funding LLC (17)
10.32	Amendment to the Security Agreement, dated January 13, 2012, by and among Blast Energy Service, Inc., Eagle Domestic Drilling Operations, LLC, Blast AFJ, Inc. and Centurion Credit Funding LLC (17)
10.33	Settlement Agreement and Release, dated May 1, 2012, by and among Blast Energy Service, Inc., Trident Partners Ltd. and Brian Schantz and Edward Flynn (18)
10.34	Fee Conversion and Settlement Agreement, dated May 1, 2012, by and among Blast Energy Services, Inc., Brian Frank and Lewis Mason (18)
10.35	Restated Placement Agent Warrant Agreement, effective December 11, 2011, restated as of May 1, 2011 (18)
10.36	PEDCO Guarantee Agreement, dated July 27, 2012, by Pacific Energy Development Corp. in favor of Centurion Credit Funding LLC (17)
10.37	Third Amendment to Warrant, dated April 10, 2012, by and between Blast Energy Services, Inc. and Centurion Credit Funding LLC (19)
10.38	First Amendment to the Voting Agreement and Debt Conversion Agreement, dated May 29, 2012, by and among Blast Energy Services, Inc., Berg McAfee Companies, LLC and Clyde Berg (20)
10.39	Second Amendment to Senior Secured Promissory Note (First Tranche), dated May 29, 2012, by and between Blast Energy Services, Inc. and Centurion Credit Funding LLC (20)
10.40	Form of Lockup and Standstill Agreement, dated May 29, 2012, by and between Blast Energy Services and certain of its option and warrant holders (20)
10.41	Third Amendment to Senior Secured Promissory Notes (First and Second Tranche), dated August 30, 2012 by and among PEDEVCO Corp and Centurion Credit Funding LLC (21)
10.42	Secured Promissory Note of Pacific Energy Development Company LLC, dated February 14, 2011, issued by Frank Ingriselli (23)
10.43	Agreement on Joint Cooperation, dated April 27, 2011, by Pacific Energy Development Company LLC and South Texas Reservoir Alliance LLC (23)
10.44	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Frank Ingriselli (23)
10.45	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore (23)
10.46	Secured Convertible Promissory Note, dated July 6, 2011, issued to Pacific Energy Development Corp by Global Venture Investments LLC (23)
10.47	Purchase and Sale Agreement, dated August 23, 2011, by Pacific Energy Development Corp, Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd. and Crain Energy, Ltd. (23)
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

PEDEVCO Corp.

Date: April 25, 2013	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2013	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank C. Ingriselli	President, Chief Executive Officer and Chairman of the Board of Directors	April 25, 2013
Frank C. Ingriselli	(Principal Executive Officer)

/s/ Michael L. Peterson	Chief Financial Officer, Executive Vice President and Director	April 25, 2013
Michael L. Peterson	(Principal Financial and Accounting Officer)

/s/ Jamie Tseng	Senior Vice President and Director	April 25, 2013
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

As discussed in Note 20 "Other Subsequent Events", the Company entered into certain material agreements and also effected a reverse stock split. These consolidated financial statements have been adjusted to reflect a 1 for 3 reverse stock split for common and preferred stock. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 22, 2013, except for Note 5 under the caption “2012 Restatements” as to which the date is April 18, 2013, and for Note 20 - "Other Subsequent Events" as to which the date is April 24, 2013.

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

ITEM 1. FINANCIAL STATEMENTS
PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets	(Restated)	(Restated)
Current assets:
Cash	$2,478,250	$176,471
Accounts receivable – oil and gas	16,571	-
Accounts receivable – oil and gas - related party	112,488	302,315
Accounts receivable – related party	83,064	-
Deferred merger costs	-	111,828
Prepaid expenses and other current assets	133,900	26,533
Total current assets	2,824,273	617,147

Oil and gas properties:
Oil and gas properties, subject to amortization, net	2,420,688	-
Oil and gas properties, not subject to amortization, net	925,382	1,724,234
Total oil and gas properties, net	3,346,070	1,724,234

Equipment, net of accumulated depreciation	87,883	4,694
Notes receivable – related parties	2,786,064	-
Investments – equity method	2,098,334	588,453
Investments – cost method	4,100	4,100
Total assets	$11,146,724	$2,938,628

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$132,243	$145,428
Accounts payable – related party	922,112	-
Accrued expenses	1,449,014	1,904,647
Accrued expenses – related party	36,168	-
Notes payable – related party	2,170,065	-
Total current liabilities	4,709,602	2,050,075

Long-term liabilities:
Asset retirement obligations	59,298	-
Total liabilities	4,768,900	2,050,075

Commitments and contingencies

Redeemable Series A convertible preferred stock: 555,556 shares issued and outstanding	1,250,000	-

Shareholders’ equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 6,234,845 and 2,222,223 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	6,235	2,222
Common stock, $0.001 par value, 200,000,000 shares authorized; 7,183,501 and 5,167,423 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	7,184	5,167
Stock subscriptions receivable	(276,326)	-
Additional paid-in capital	18,167,419	1,644,841
Accumulated deficit	(12,776,688)	(763,677)
Total shareholders’ equity	5,127,824	888,553

Total liabilities and shareholders’ equity	$11,146,724	$2,938,628

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2012 and for the
Period from February 9, 2011 (Inception) through December 31, 2011

	For the Year Ended	Period from February 9, 2011 (Inception) through
	December 31,	December 31,
	2012	2011
	(Restated)	(Restated)
Revenue:
Oil and gas sales	$503,153	$-

Operating expenses:
Lease operating costs	281,103	-
Selling, general and administrative expense	3,729,525	717,130
Impairment of goodwill	6,820,003	-
Impairment of oil and gas properties	180,262	-
Depreciation, depletion, amortization and accretion	131,332	662
Loss on settlement of payables	139,874	-
Total operating expenses	11,282,099	717,792

Gain on sale of equity method investments	64,168	-
Loss from equity method investments	(357,612)	(25,875)
Operating loss	(11,072,390)	(743,667)

Other income (expense):
Interest expense	(986,248)	(12,912)
Interest income	36,359	-
Other expense	-	(7,098)
Gain on debt extinguishment	9,268	-
Total other expense	(940,621)	(20,010)

Net loss	$(12,013,011)	$(763,677)

Net loss per common share:
Basic and diluted	$(1.94)	$(0.19)

Weighted average common shares outstanding:
Basic and diluted	6,205,024	4,024,469

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period from February 9, 2011 (Inception) through December 31, 2012

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Accumulated Deficit	Totals
	Shares	Amount	Shares	Amount

Balances at February 9, 2011	-	$-	-	$-	$-	-	$-	$-

Issuance of common stock for cash	-	-	3,473,334	3,473	6,947		-	10,420
Issuance of common stock for interest in Rare Earth JV	-	-	1,366,668	1,367	2,733		-	4,100
Issuance of Series A preferred stock for cash	1,422,223	1,422	-	-	741,266			742,688
Issuance of Series A preferred stock upon conversion of notes payable	800,000	800	-	-	899,200			900,000
Issuance costs for Series A preferred stock	-	-	-	-	(106,865)			(106,865)
Issuance of common stock for services	-	-	95,199	95	28,465			28,560
Issuance of common stock in exchange for services	-	-	232,222	232	69,435			69,667
Stock compensation					3,660			3,660
Net loss							(763,677)	(763,677)
Balances at December 31, 2011 (Restated)	2,222,223	$2,222	5,167,423	$5,167	$1,644,841	-	$(763,677)	$888,553

Issuance of Series A preferred stock net of placement agent cost	3,684,448	3,684	-	-	8,011,387			8,015,071
Issuance of Series A preferred stock to related party for services	76,667	77	-	-	172,423			172,500
Issuance of Series A preferred stock for acquisition of oil and gas properties	122,812	123	-	-	276,203	(276,326)		-
Issuance of Series A preferred stock for settlement of payables	93,250	93	-	-	559,405		-	559,498
Issuance of Series A preferred stock for debt extension	44,445	45	-	-	279,956		-	280,001
Issuance of restricted common stock for compensation	-	-	785,000	785	234,715		-	235,500
Exercise of common stock options	-	-	20,000	20	4,780		-	4,800
Issuance of common stock in connection with Blast merger	-	-	474,291	475	4,491,750		-	4,492,225
Issuance of common stock for debt conversions	-	-	529,172	529	1,516,234		-	1,516,763
Beneficial conversion feature	-	-	-	-	667,418		-	667,418
Cashless exercise of options - common stock	-	-	161,086	161	(161)		-	-
Cashless exercise of warrants- common stock	-	-	37,529	38	(38)			-
Warrants issued to MIE for sale of equity interests in White Hawk	-	-	-	-	2,586		-	2,586
Conversion of preferred stock to common stock	(9,000)	(9)	9,000	9	-		-	-
Stock compensation	-	-	-	-	305,920		-	305,920
Net loss	-	-	-	-			(12,013,011)	(12,013,011)
Balances at December 31, 2012 (Restated)	6,234,845	$6,235	7,183,501	$7,184	$18,167,419	$(276,326)	$(12,776,688)	$5,127,824

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2012 and the
Period from February 9, 2011 (Inception) through December 31, 2011

	For the Year Ended December 31, 2012	Period from February 9, 2011 (Inception) through December 31, 2011
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net loss	$(12,013,011)	$(763,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	621,420	73,327
Impairment of goodwill	6,820,003	-
Impairment of oil and gas properties	180,262	-
Depreciation, depletion, amortization and accretion	131,692	662
Loss on settlement of payables	139,874	-
Gain on sale of equity method investments	(64,168)	-
Loss from equity method investments	357,612	25,875
Amortization of debt discount	507,505	-
Series A preferred stock issued for debt extension	280,001	-
Gain on debt extinguishment	(9,268)	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(14,006)	-
Accounts receivable – oil and gas-related party	(112,488)	-
Accounts receivable - related party	216,686	(302,315)
Prepaid expenses and other current assets	(94,532)	(22,433)
Accounts payable	(38,253)	145,428
Accounts payable – related party	327,294
Accrued expenses	(18,802)	32,775
Accrued expenses – related party	(22,164)
Net cash used in operating activities	(2,804,343)	(810,358)

Cash Flows From Investing Activities:
Cash paid for oil and gas properties	(1,500,000)	(2,899,542)
Cash paid for equipment	(1,358)	(5,356)
Deferred costs	-	(111,828)
Cash paid for acquisition of Blast Energy Services, Inc.	(454,614)	-
Issuance of notes receivable – related parties	(2,786,064)	-
Proceeds from sale of equity method investment	1,000,000	-
Net cash used in investing activities	(3,742,036)	(3,016,726)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	10,420
Proceeds from issuance of notes payable to related party	1,028,287	1,100,000
Repayment of notes payable	(200,000)
Repayment of notes payable to related party	-	(200,000)
Proceeds on sales of Series A preferred stock	8,015,071	3,093,135
Proceeds from exercise of options for common stock	4,800	-
Net cash provided by financing activities	8,848,158	4,003,555

Net increase in cash	2,301,779	176,471
Cash at beginning of the year	176,471	-
Cash at end of the year	$2,478,250	$176,471

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$11,809	$12,912
Income taxes	$-	$-

Noncash investing and financing activities:
Accrual of oil and gas interest purchase obligations	$-	$1,871,872
Conversion of notes payable into 800,000 shares of Series A preferred stock	$-	$1,800,000
Contribution of 62.5% of oil and gas interest to equity method investor	$-	$3,071,640
Issuance of common stock as part of oil and gas interest purchase	$-	$28,560
Issuance of 555,556 shares of Series A preferred stock in exchange for acquisition of Excellong E&P-2, Inc.	$1,250,000	$-
Contribution of Excellong E&P-2, Inc. to White Hawk as equity investment	$3,734,986	$-
Cash paid on behalf of PEDEVCO to Excellong E&P-2, Inc. by MIE to acquire interest in White Hawk	$1,000,000	$-
Cash paid on behalf of PEDEVCO to Condor by MIE for drilling operations	$1,141,778	$-
Accrual of purchase adjustment for sale of White Hawk interest	$58,332	$-
Warrants issued to MIE for sale of White Hawk equity interests	$2,586	$-
Issuance of 76,667 shares of Series A preferred stock to settle payables	$172,500	$-
Issuance of 1,366,668 shares of common stock in exchange for investment in Rare Earth JV	$-	$4,100
Issuance of Series A convertible preferred stock in settlement of carried interest payable	$419,624	$-
Issuance of Series A convertible preferred stock for stock subscriptions receivable	$276,326	-
Issuance of Series A convertible preferred stock to third party on behalf of Condor for oil and gas properties acquired	$276,326	$-
Transfer of unproved properties to proved properties	$697,016	$-
Issuance of common stock to settle accrued liabilities	$487,218	$-
Issuance of common stock for convertible notes payable	$1,029,545	$-
Beneficial conversion feature associated with convertible debt	$667,418	$-
Conversion of Series A preferred stock to common stock	$27	$-
Cashless exercise of common stock options and warrants	$595	$-
Accrual of drilling costs	$1,733,859	$-
Asset retirement costs capitalized	$16,552	$-

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

Earnings or Loss per Common Share. Basic earnings per common share equal net earnings or loss divided by weighted average common shares outstanding during the period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended December 31, 2012 and 2011, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 1,251,539 potentially issuable shares of common stock related to options and 600,298 potentially issuable shares of common stock related to warrants due to their anti-dilutive effect.

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

2012 Restatements

On April 11, 2013, the consolidated financial statements, for the period from January 1, 2012 through December 31, 2012, have been restated to properly classify the Company’s issuance of 122,812 shares of Series A preferred stock to a related party as stock subscriptions receivable rather than a note receivable.

In addition, the consolidated financial statements have been restated to properly present on the balance sheet and the statement of shareholders’ equity the classification of Series A Preferred Shares issued and outstanding; the par value and additional paid in capital for the  555,556 shares of Series A preferred stock presented outside of shareholders’ equity as the redemption of such shares is outside the control of the issuer.

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

Pursuant to the Merger Agreement on July 27, 2012, MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”). In connection with the Merger, the Company issued former security holders of PEDCO 5,972,421 shares of common stock, 6,538,892 shares of new Series A Preferred Stock, warrants to purchase an aggregate of 373,334 shares of our common stock, warrants to purchase 230,862 shares of our new Series A Preferred Stock, and options to purchase 1,411,667 shares of the Company’s common stock.  As the merger was accounted for as a reverse acquisition, these shares have been reflected as the historical equity of the Company as the accounting acquirer in the recapitalization.

Additionally, immediately prior to the Merger becoming effective, the shareholders of the Company approved an Amended and Restated Certificate of Formation and an Amended and Restated Series A Convertible Preferred Stock Designation which upon effectiveness: (i) converted all 2,000,000 outstanding shares of the Company’s Series A Convertible Preferred Stock and the single outstanding share of Series B Preferred Stock into 2,000,001 shares of common stock of the Company on a one to one basis, and immediately thereafter, (ii) effected a one for one hundred and twelve (1:112) reverse stock split rounding up for all fractional shares of the Company’s then outstanding common stock, resulting in the conversion of approximately 159,238,556 shares of preferred and common stock into 474,291 shares of common stock (the “Reverse Split” and the “Amended and Restated Certificate of Formation”). All share and per share amounts in the consolidated financial statements and footnotes have been retroactively restated for the impact of the reverse split and the 1-for-3 reverse stock split of our common and preferred stock that was effected on April 23, 2013.

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

Centurion Debt Modifications

In connection with the anticipated Merger, on January 13, 2012, Blast entered into an amendment to note purchase agreement (the “Note Purchase Amendment”), with Centurion Credit Funding LLC (“Centurion”), a secured creditor of Blast, and on May 29, 2012, Blast entered into the Second Amendment to First Tranche Promissory Note and the Second Amendment to the Second Tranche Promissory Note (collectively, the “Second Amendments to the Promissory Notes”) with Centurion. The Note Purchase Amendment and the Second Amendments to the Promissory Notes amended the Note Purchase Agreement, dated February 24, 2011 (the “Note Purchase Agreement”), entered into with Centurion primarily in order (i) to grant consent to the Merger, (ii) to waive, solely with respect to the Company post-Merger, certain loan covenants and restrictions as they relate to the assets of PEDCO and the operations of the Company post-Merger, (iii) to waive Centurion’s right of first refusal to provide additional funding to Blast, and (iv) to provide for the conversion of up to 50% of the loan amounts outstanding to Centurion in the original principal amount of $2,522,111, of which approximately $1,306,078 was owed as of the date of the parties’ entry into the Note Purchase Amendment, into shares of the Company’s common stock at $ 2.25 per share at the option of Centurion at any time after June 9, 2012, provided that the Company in its sole discretion may waive the 50% conversion limitation. The conversion rights described above are subject to Centurion being prohibited from converting any portion of the outstanding notes which would cause it to beneficially own more than 4.99% of the Company’s then outstanding shares of common stock, subject to Centurion’s right to increase such limit to up to 9.99% of the Company’s outstanding shares with 61 days prior written notice to the Company.

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

On August 31, 2012, Centurion converted $101,250 of principal and accrued interest, into 45,000 shares of the Company’s common stock. In October 2012, Centurion converted $536,250 of principal into 238,334 shares of the Company’s common stock. In November 2012, Centurion converted $392,045 of principal into 174,242 shares of the Company’s common stock. Centurion forgave the principal and interest balance of $169,181 and the balance owed Centurion at December 31, 2012 was paid in full. See detail summary below of loan activity and balance as of December 31, 2012.

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

Other Debt Conversions

In connection with the Merger, the Company approved the conversion of certain other outstanding debt obligations of the Company at $6.72 per share. At the time of the Merger these debt obligations included: $335,500 of accrued compensation due to the members of Board of Directors, $6,150 of short term loans from members of the Board of Directors, $225,958 of accrued salaries and vacation pay owed to the Company’s employees for a total amount of $567,608, of which $439,045 were converted at $ 6.72 per share under debt conversion agreements (“Debt Conversion Agreements”) into approximately  64,453 shares of the Company’s common stock in August and September 2012. Additionally, in May 2012, pursuant to a settlement agreed upon among the Company, Trident Partners Ltd. (“Trident”), and certain principals for Trident, the placement fee owed by the Company to Trident was reduced from $119,990 to $47,960 and Trident agreed to convert the remaining amount due at $ 6.72 per share into approximately 7,143 shares of the Company’s common stock upon completion of the Merger.

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

(1)
The Company agreed to issue 444,445 shares of Series A Preferred Stock on November 13, 2012, subject to a guaranteed minimum value of $1 million of the preferred stock. At November 13, 2012, the Sellers had the option to elect to receive the fixed number of 444,445 shares or $1 million in cash, due and payable within five days of their written election to receive cash in lieu of the shares. The agreement does not provide the Sellers the option for a variable number of shares based on the per share value. The obligation of $1 million was recorded in accrued expenses on the date of the transaction. The Company received elections from the Sellers requesting payment of the obligation in cash due on or about November 20, 2012. On November 26, 2012, the Agreement was amended to provide for the payment of $100,000 to the Sellers, and 44,445 shares of the preferred stock valued at $100,000 to extend the $1 million payment to the Sellers until February 18, 2013. The fair value of $280,001 of the 44,445  preferred shares issued and the $100,000 payment were recorded as interest expense in 2012. The Company subsequently paid the $1 million on February 18, 2013.

(2)
The Company agreed to provide the Sellers a carried interest for $699,372 of their share of future drilling costs and was recorded as a liability on the date of the transaction, of which $279,748 was paid in the three months ending June 30, 2012 and the remaining $419,624 was satisfied in the three months ending September 30, 2012 through the issuance on September 24, 2012 of 93,250 shares of the Company’s Series A Preferred Stock with a fair value of $559,498. The Company recorded a loss on settlement of payables of $139,874.

(3)
The Company issued 95,199 shares of common stock in 2011  in connection with the acquisition at a grant date fair value of $28,560 to a related party due diligence provider, South Texas Reservoir Alliance, LLC (“STXRA”).

(4)
The Company issued  76,667 shares of Series A Preferred Stock in February 2012 at a grant date fair value of $ 2.25 per share, or $172,500, to STXRA in exchange for the portion of working interests earned for worked performed in the transaction.

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

(2)
The Company issued  555,556 shares of Series A Preferred Stock at a grant date fair value of $1,250,000. In accordance with the purchase agreement, the Company has a contingent obligation to repurchase up to the full  555,556 shares of Series A Preferred Stock at a price per share of $ 2.25 in the event that, on March 29, 2013 (the date that is twelve months from the closing date), the market value of the stock is less than $1,250,000, and the sellers demand repurchase. Accordingly, the Company has determined that the shares are redeemable at the option of the holder and has classified the Preferred Stock outside of shareholders’ equity on the accompanying balance sheet.

The following table summarizes the allocation of the aggregate contribution as follows:

Asset:	Valuation
Tangible equipment	$147,000
Proved oil and gas reserves	2,958,936
Unproved oil and gas leaseholds	629,050
Total	$3,734,986

The pro forma results of the White Hawk acquisition as if the transaction had occurred at January 1, 2012 and 2011, respectively, is:

				For the Year Ended December 31, 2011
	PEDEVCO	E&P-2	Combined (1)	PEDEVCO	E&P-2	Combined
	For the twelve months ending December 31, 2012	For the period from January 1, 2012 to March 29, 2012
Revenue	$503,153	$266,867	$770,020	$-	$384,116	$384,116
Lease operating costs	$(281,103)	$(44,099)	$(325,202)	-	$(41,422)	$(41,422)
Net loss	$(12,013,011)	$222,768	$(11,790,243)	$(763,677)	$342,694	$(420,983)
Net loss per common share	$(0.65)	$0.02	$(0.63)	$(0.06)	$0.03	$(0.03)
	(1.94)	0.06	(1.88)	(0.18)	0.09	(0.09)

(1)
Operating activities of the properties acquired from E&P-2 for the period from March 29, 2012 through the date of the sale of a 50% interest in White Hawk on May 23, 2012 were recorded in the consolidated financial statements of the Company.  Following the sale of the 50% White Hawk interest, the company’s proportionate share of operating activities of White Hawk have been reflected in the equity earnings of White Hawk attributable to the Company.

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

Cash received at closing	$500,000
Cash received on June 29, 2012	500,000
Payment to Excellong E&P-2	1,000,000	(1)
Total cash consideration	2,000,000

Less: fair value of warrants issued at $ 3.75 per share	(1,586	)(2)
Less: fair value of warrants issued at $ 4.50 per share	(1,000	)(2)
Less: purchase price adjustment for net field income activity for March 2012 through sale date	(58,332	)(3)
Total sale price	$1,939,082

(1)	$1.0 million in cash paid directly to the original sellers of E&P-2 on behalf of the Company on May 23, 2012, which was the amount due to such sellers 60 days following the acquisition;

(2)
On May 23, 2012, the Company issued  166,667 warrants valued at $1,586 to purchase common stock at $3.75 per share exercisable in cash for a period of two years and an additional  166,667 warrants valued at $1,000 to purchase common stock at $ 4.50 per share exercisable in cash for a period of two years; and

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

NOTE 10 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

In October 2011, the Company formed a new subsidiary, Condor Energy Technology LLC (“Condor”), a limited liability company organized under the laws of the State of Nevada. Also, in October 2011, the Company issued 1,333,334 shares of its Series A Preferred Stock and an 80% interest in Condor to MIE Holdings for total proceeds of $3,000,000 of which the Company allocated $2,457,312 attributable to the MIE Holdings' investment in Condor, based on the proportionate fair value of the interest purchased by MIE Holdings. Following the transaction, the Company owns 20% of Condor and a subsidiary of MIE Holdings Corporation (“MIE Holdings”) owns 80%. The Company acquired oil and gas interests in the Niobrara formation (the “Niobrara Asset”) on October 31, 2011, and contributed the properties for its interest in Condor immediately upon the acquisition. Condor operates the Niobrara Asset. The $3,000,000 in proceeds received by the Company from the issuance of the 1,333,334 shares of Series A preferred stock were allocated first to MIE Holdings' interest in Condor based on the original purchase price of the Niobrara asset as follows in the table below, with the balance allocated to the Series A preferred stock purchased by MIE Holdings.

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

During the year ended December 31, 2012, the Company issued to Condor a total of 122,812 shares of Series A Preferred Stock valued at $276,326 based on the grant date fair value of $ 2.25 per share.  The preferred stock issued to Condor was recorded as a stock subscription receivable by the Company.

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

Global Venture Investments, LLC – a related party

In February 2011, the Company received a $200,000 loan from its president and chief executive officer. Interest accrued at an annual rate of 3%, and principal and interest were due on October 31, 2011. The loan plus accrued interest of $4,258 was repaid in full on October 31, 2011. Upon receipt of these proceeds, the president and chief executive officer used the proceeds to purchase, through Global Venture Investments, LLC, an entity wholly owned and controlled by him,  88,889 shares of the Company’s Series A Preferred Stock at a price of $2.25 per share.

In July 2011, the Company received a $900,000 loan from Global Venture Investments, LLC. Interest accrued at an annual rate of 3%, and principal and interest were due on November 30, 2011. The note was convertible into preferred stock of the Company in the event of the closing of a qualified financing (defined as receipt of at least $2,000,000 in gross proceeds), and the note converted into the securities being sold in the qualified financing at a 50% discount. The qualified financing occurred in October 2011 and the principal amount of this note was converted into  800,000 shares ($ 1.125 per share) of Series A Preferred Stock pursuant to the loan’s original conversion terms. The accrued interest of $8,655 was paid in cash. The Company evaluated the conversion feature and determined no beneficial conversion feature existed as the fair value of the underlying securities fair value was $0. 39 per share and was out-of-the-money.

The note agreement also provided for the issuance of a warrant to the holder in the event that the note was automatically converted into a qualified financing. The warrant has a three year term and an exercise price equal to the price paid by the investors in the qualified financing. In connection with the initial closing of the Company’s Series A Preferred Stock financing in October 2011, which was a qualified financing, the Company issued this warrant for  160,000 shares of Series A Preferred Stock at an exercise price of $2.25 per share and a fair value as determined by a Black Scholes option pricing model of $44,600.

Third Party Transactions

Centurion Note Conversions

On August 31, 2012, Centurion converted $101,250 of principal and accrued interest, into 45,000 shares of the Company’s common stock. In October 2012, Centurion converted $536,250 of principal into 238,334 shares of the Company’s common stock. In November 2012, Centurion converted $392,045 of principal into 174,242 shares of the Company’s common stock. Centurion forgave the principal and interest balance of $169,181 and the balance owed Centurion at December 31, 2012 was paid in full.

NOTE 12 – COMMITMENTS

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014 for its corporate office space located in Danville, California. The obligation under this lease as of December 31, 2012 is $78,679.

Niobrara Asset - $1 Million Guarantee

Under the Niobrara Asset purchase agreement, the Company agreed to issue 444,445 shares of Series A Preferred Stock on November 13, 2012, subject to a guaranteed minimum value of $1 million of the preferred stock. At November 13, 2012, the Sellers had the option to elect to receive the fixed number of 444,445 shares or $1 million in cash, due and payable within five days of their written election to receive cash in lieu of the shares. The agreement does not provide the Sellers the option for a variable number of shares based on the per share value. The obligation of $1 million was recorded in accrued expenses on the date of the transaction. The Company received elections from the Sellers requesting payment of the obligation in cash due on or about November 20, 2012. On November 26, 2012, the Agreement was amended to provide for the payment of $100,000 to the Sellers, and  44,445 shares of the preferred stock valued at $100,000 to extend the $1 million payment until February 18, 2013. The fair value of $280,001 of the  44,445  preferred shares issued and the $100,000 payment were recorded as interest expense in 2012. The Company subsequently paid the $1 million on February 18, 2013.

NOTE 13 – PREFERRED STOCK

Series A Convertible Preferred Stock Designations

At December 31, 2012, the Company was authorized to issue 100,000,000 shares of its Series A Preferred Stock with a par value of $0.001 per share.

The holders of our New Series A Preferred Stock are entitled to receive non-cumulative dividends at an annual rate of 6% of the “Original Issue Price” per share, which is $ 2.25 per share. These dividends will only accrue and become payable if declared by our Board of Directors in its discretion. The right to receive dividends on shares of Series A Preferred Stock is not cumulative, and no right to such dividends will accrue to holders of Series A Preferred Stock by reason of the fact that dividends on said shares are not declared or paid in any calendar year. All declared but unpaid dividends of the shares of New Series A Preferred Stock are payable in cash upon conversion of such shares. Any dividends declared on our New Series A Preferred Stock will be prior and in preference to any declaration or payment of any dividends or other distributions on our common stock. In the event of any liquidation, dissolution or winding up of our Company, either voluntary or involuntary, the holders of our New Series A Preferred Stock will be entitled to receive distributions of any of our assets prior and in preference to the holders of our common stock in an amount per share of New Series A Preferred Stock equal to the sum of (i) the Original Issue Price of $ 2.25 per share, and (ii) all declared but unpaid dividends on such shares of New Series A Preferred Stock. Each share of New Series A Preferred Stock will be convertible at the option of the holder into that number of fully-paid, nonassessable shares of common stock determined by dividing the “Original Issue Price” for the New Series A Preferred Stock by the conversion price of $ 2.25 per share (subject to adjustment). Therefore, each share of New Series A Preferred Stock will initially be convertible into one share of our common stock. Our shares of New Series A Preferred Stock will automatically convert into shares of common stock according to the conversion rate described above upon the first to occur of (i) the consent of a majority of the outstanding shares of New Series A Preferred Stock or (ii) the date on which the New Series A Preferred Stock issued on the original issuance date to holders who are not affiliates of the Company may be re-sold by such holders without registration in reliance on Rule 144 promulgated under the Securities Act of 1933, as amended, or another similar exemption. The holders of our New Series A Preferred Stock vote together with the holders of our common stock as a single class (on an “as converted” basis) on all matters to which our shareholders have the right to vote, except as may otherwise be required by law.

Preferred Stock Issuances

During 2011 the Company issued 2,222,223 shares of preferred stock as follows:

●
In October 2011, the Company issued 1,333,334 shares of its New Series A Preferred Stock and an 80% interest in Condor to a subsidiary of MIE Holdings, a related party, for proceeds of $3,000,000. No offering costs were incurred.

●
In October 2011, the Company repaid a $200,000 note payable to its president and chief executive plus accrued interest of $4,258. Upon receipt of these proceeds, the officer used the proceeds to purchase through an entity owned and controlled by him,  88,889 shares of the Company’s New Series A Preferred Stock at a price of $ 2.25 per share.

●
In October 2011, the Company converted the $900,000 note payable to Global Venture Investments, LLC into 800,000 shares of the Company’s New Series A Preferred Stock. Pursuant to the terms of the note, the note’s principal converted into New Series A Preferred Stock at a price of $ 1.125 per share, which was equal to 50% of the $ 2.25 price per share of the New Series A Preferred Stock. As required pursuant to the terms of the note, the Company also issued the note holder a warrant to purchase  160,000 shares of New Series A Preferred Stock with an exercise price of $ 2.25 per share.

During 2012 the Company issued  4,615,235 shares of preferred stock as follows:

●	In 2012, the Company issued 3,684,448 shares of New Series A Preferred Stock to investors for gross cash proceeds of $8,015,071. Offering costs were $246,423.

●
In February 2012, the Company issued  76,667 shares of New Series A Preferred Stock at a value of $172,500 to South Texas Reservoir Alliance LLC. (“STXRA”). A liability was accrued as of December 31, 2011 for this issuance, which issuance was made in full satisfaction of certain obligations to STXRA associated with the Niobrara Asset purchase.

●
In March 2012, the Company issued 555,556 shares of its New Series A Preferred Stock valued at $1,250,000 in connection with the acquisition of Excellong E&P-2.  The Company has determined that the shares are redeemable at the option of the holder and has classified the preferred stock outside of shareholders' equity on the accompanying balance sheet. (See Note 8.)

●
In July 2012, the Company issued 122,812 shares of its New Series A Preferred Stock valued at $276,326 in exchange for a subscription receivable from Condor in connection with the acquisition of additional interests by Condor in the Niobrara formation of Weld and Morgan Counties, Colorado.

●	In September 2012, the Company issued 93,250 shares of its New Series A Preferred Stock valued at $559,498 for settlement of a payable due to Esenjay.

●
In November 2012, the Company issued 44,445 shares of its New Series A Preferred Stock to Esenjay pursuant to terms of a Modification Agreement wherein the Company extended the due date of a $1 million payment until February 18, 2013. These shares were recorded as additional interest expense of $280,001 based on the grant date fair value.

●	In October 2012, 9,000 shares of the Company’s New Series A Preferred Stock were converted by an investor into shares of the Company’s common stock.

NOTE 14 – COMMON STOCK

At December 31, 2012, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During 2011 the Company issued 5,167,421 shares of common stock as follows:

In October 2011, the Company granted 233,333 shares of its restricted Common Stock valued at $0.30 per share to an executive of the Company. These shares were valued at $70,000. The Company recorded stock-based compensation expense of $65,589 in 2012. The shares are subject to forfeiture in the event the recipient is no longer an officer to the Company, which risk of forfeiture lapses with respect to 50% of the shares on June 1, 2012, 25% on December 31, 2012 and the final 25% on June 1, 2013, all contingent upon the recipient's continued service with the Company. These awards were authorized and issued under the Company's equity incentive plan adopted in February 2012. At December 31, 2012, 25% of these  233,333 shares were subject to forfeiture.

●	In February 2011, the Company issued 3,473,334 shares of Common Stock to its founders in exchange for cash in the amount of $10,420.

●
In February 2011, the Company issued  1,366,668 shares of Common Stock in February 2011 to a company that is wholly owned by the Company’s president and chief executive officer in exchange for that company’s 6% interest in the Rare Earth JV. These shares were valued at $4,100.

●
In conjunction with the Niobrara Asset acquisition in 2011, 95,199 shares of the Company’s Common Stock valued at $28,560 were issued to STXRA to arrange the transaction and provide various technical and due diligence services to the Company.

●
In October 2011, the Company signed a letter of intent to merge with a Blast Energy, Inc., a publicly-traded oil and gas exploration and production company. In connection with this proposed merger, the Company issued 232,222 fully vested, nonforfeitable shares of Common Stock to certain investor relations consultants. The Company recorded $69,667 of stock-based compensation expense on the grant date.

During 2012 the Company issued  2,016,077 shares of common stock as follows:

●
In February 2012, the Company granted to five of its consultants and employees a total of 551,667 shares of its restricted Common Stock valued at $0. 30 per share. The Company recorded stock-based compensation expense of $165,500 on the date of grant. The shares are subject to forfeiture in the event the recipient is no longer an employee, officer, director or consultant to the Company, which risk of forfeiture lapses with respect to 50% of the shares six months from the date of grant, 20% twelve months from the date of grant, 20% eighteen months from the date of grant, and the final 10% twenty-four months from the date of grant, all contingent upon the recipient’s continued service with the Company. These awards were authorized and issued under the Company’s equity incentive plan adopted in February 2012. At December 31, 2012, 50% of these 551,667 shares were subject to forfeiture.

●	In September 2012, as a result of the 1:112 Reverse Split, 474,291 shares of common stock were issued to shareholders of Blast. (See Note 6).

●	In October 2012, 71,596 shares of common stock were issued in connection with the Blast merger in settlement of outstanding debt of the Company of $487,218. (See Note 6).

●
In December 2012, the Company granted 13,334 shares of its restricted Common Stock with a grant date fair value of $80,000 to an independent contractor for services proved pursuant to our 2012 Equity Incentive Plan.

●	In 2012, 457,576 shares of common stock were issued to Centurion pursuant to conversion of debt in the amount of $1,029,545. (See Note 11).

●
In June 2012, non-qualified stock options previously granted to South Texas Reservoir Alliance LLC (“STXRA”), were exercised at the $0.24 exercise price and STXRA paid $4,800 for the issuance of 20,000 shares of common stock.

●	In 2012, 161,086 shares of common stock were issued to employees and consultants in connection with the cashless exercise of common stock options.

●	In 2012, 37,529 shares of common stock were issued to an investor in connection with the cashless exercise of common stock warrants.

●	In October 2012, 9,000 shares of the Company’s New Series A Preferred Stock were converted by an investor into 9,000 shares of the Company’s Common Stock.

NOTE 15 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of December 31, 2012, 10,205 shares of common stock granted under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan remain outstanding and exercisable. No options were issued under these plans in 2012.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 2,000,000 shares of Common Stock are eligible to be issued under the 2012 Incentive Plan.

PEDCO 2012 Equity Incentive Plan

As a result of the Merger, the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance share, and performance unit under the PEDCO Incentive Plan. As of December 31, 2012, options to purchase 1,221,667 shares of PEDCO common stock and 551,667 shares of PEDCO restricted common stock had been granted under this plan (all of which were granted by PEDCO prior to the closing of the Merger, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the Merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan post-Merger.

Options

In 2011, the Company granted a non-qualified performance-based option to its consulting executive vice president for 100,000 shares of Common Stock at $0. 24 per share with a term of 10 years. At December 31, 2011, none of the performance milestones had been met and, as a result, no expense was recorded in 2011 for this award. This award was modified in February 2012 to a time-based vesting schedule in connection with this consultant becoming a full-time employee of the Company. The vesting terms of the option exercisable for these 100,000 shares are now 50% of the shares subject to the option vesting on March 1, 2012, 25% on June 1, 2012, and the balance of 25% on January 1, 2013, all contingent upon the recipient’s continued service with the Company. The fair value of the options on the date of grant using the Black-Scholes model, was $19,800.

In 2012, options to purchase an aggregate of  88,333 shares of Common Stock were granted to five consultants and employees at an exercise price of $ 0.30 per share. The options have terms of 10 years and vest in February 2014. 50% of the shares subject to the options vest six months from the date of grant, 20% vest one year from the date of grant, 20% vest eighteen months from the date of grant, and the final 10% vest two years from the date of grant, all contingent upon the recipient’s continued service with the Company. The fair value of the options on the date of grant using the Black-Scholes model, was $20,670.

In 2012, options to purchase an aggregate of  1,133,334 shares of Common Stock were granted to management and employees at an exercise price of $0. 51 per share. The options have terms of 10 years and vest in June 2014. 50% of the shares subject to the options vest six months from the date of grant, 20% vest one year from the date of grant, 20% vest eighteen months from the date of grant, and the final 10% vest two years from the date of grant, all contingent upon the recipient’s continued service with the Company. The fair value of the options on the date of grant using the Black-Scholes model, was $272,000.

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

The intrinsic value of outstanding and exercisable options at December 31, 2012 was $6,870,330 and $3,144,095, respectively.

Option activity during the year ended December 31, 2012 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1, 2012	176,667	$0.24	9.75
Granted under Blast merger	12,973	125.15
Granted	1,221,667	0.49
Exercised	(190,333)	0.46
Forfeited and cancelled	(2,768)	$381.63

Outstanding at December 31, 2012	1,218,206	$0.92	9.30

Exercisable at December 31, 2012	561,372	$1.44	9.20

Option activity during the year ended December 31, 2011 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2011	-	$-	-
Granted	176,667	0. 24
Exercised	-	-
Forfeited and cancelled	-	-

Outstanding at December 31, 2011	176,667	$0. 24	9.75

Exercisable at December 31, 2011	-	$-	-

Summary of options outstanding and exercisable as of December 31, 2012:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$0.24	1.08	149,667	103,667
0.30	0.60	80,000	35,833
0.51	7.60	978,333	411,666
30.24	0.02	5,953	5,953
33.60	-	2,247	2,247
67.20	-	893	893
127.68	-	36	36
134.40	-	298	298
204.96	-	36	36
268.80	-	743	733
$0.24 to $268.80	9.30	1,218,206	561,372

Summary of options outstanding and exercisable as of December 31, 2011:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$0. 24	9.75	176,667	-

Warrants

All of the warrants described below were issued in 2012.

In connection with the Series A Preferred Stock issuances, the Company issued warrants to its placement agent and an employee thereof to purchase a total of 20,000 shares of Series A Preferred Stock valued at $ 1.26 per share on the grant date. These warrants have an exercise price of $ 2.25 per share and expire in April 2015.

Warrants to purchase an aggregate of 33,334 shares of Common Stock were granted to an advisor at an exercise price of $0.30 per share. The warrants have a term of 10 years and are fully vested on the date of grant. The Company recorded $8,000 of stock compensation expense on the date of grant.

The Company issued warrants to an advisor to purchase a total of 2,167 shares of its Series A Preferred Stock valued at $ 1.26 per share on the grant date. These warrants have an exercise price of $ 2.25 per share and expire in May 2015. The Company recorded $2,714 of stock compensation expense on the date of grant.

As part of the sale of 50% of the ownership interests in White Hawk to an affiliate of MIE Holdings, the Company granted a two-year warrant to the affiliate of MIE Holdings exercisable for 166,667 shares of Company common stock at $ 3.75 per share valued at $1,586, exercisable solely on a cash basis, and granted a two-year warrant to the affiliate of MIE Holdings exercisable for  166,667 shares of Company common stock at $ 4.50 per share valued at $1,000, exercisable solely on a cash basis. The Company recorded $2,586 of stock-based compensation expense for the fair value of the warrants issued on the date of grant.

The Company issued warrants to seven consultants who provided placement agent services to purchase a total of 47,806 shares of its Series A Preferred Stock valued at $ 1.26 on the grant date. These warrants have an exercise price of $2.25 per share and expire in July 2015.

The Company issued warrants to three consultants who provided services for public relations, marketing, and Merger integration support to purchase a total of 41,667 shares of its Common Stock valued at $1.25 on the grant date. These warrants have an exercise price of $ 2.25 per share and expire in July 2015. The Company recorded $52,156 of stock-based compensation expense for the fair value of the warrants issued on the date of grant.

The Company acquired 68,736 warrants as part of the merger with Blast.

The principals of Trident Partners Ltd. (“Trident principals”) were issued an aggregate of 1,670 shares of the Company’s common stock upon the cashless net exercise of warrants exercisable for a total of 3,795 shares of the Company’s common stock that were originally issued to the Trident principals on June 3, 2011 and December 22, 2011 with an exercise price of $ 3.36 per share.

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

The intrinsic value of outstanding as well as exercisable warrants at December 31, 2012 was $1,883,479.

Warrant activity during the year ended December 31, 2012 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2012	193,334	$1.89	4.04
Granted under Blast merger	68,736	141.81
Granted	479,195	3.42
Exercised	(106,890)	1.56
Forfeited and cancelled	(744)	33.60

Outstanding at December 31, 2012	633,631	$18.25	2.43

Exercisable at December 31, 2012	633,631	$18.25	2.43

Warrant activity during the year ended December 31, 2011 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2011	-	$-	-
Granted	193,334	1.89	4.04
Exercised	-	-
Forfeited and cancelled	-	-

Outstanding at December 31, 2011	193,334	$1.89	4.04

Exercisable at December 31, 2011	193,334	$1.89	4.04

Summary of warrants outstanding and exercisable as of December 31, 2012 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$0.24	0.46	33,334	33,334
0.30	0.49	33,334	33,334
2.25	0.72	205,862	205,862
3.36	0.00	4,882	4,882
3.75	0.37	166,667	166,667
4.50	0.37	166,667	166,667
67.20	0.00	2,529	2,529
336.00	0.00	2,232	2,232
483.84	0.02	18,124	18,124
$0.24 to $483.84	2.43	633,631	633,631

Summary of warrants outstanding and exercisable as of December 31, 2011 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$0.24	1.69	33,334	33,334
2.25	2.35	160,000	160,000
$0.24 to $2.25	4.04	193,334	193,334

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

In October 2011, the Company issued 1,334,334 shares of its Series A Preferred Stock and an 80% interest in Condor to MIE Holdings for proceeds of $3,000,000.

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

On November 1, 2012, and pursuant to the terms of the Inter-Company Agreement, Condor and the Company amended and restated the PEDCO Note in full to capitalize interest accrued under the PEDCO Note to November 1, 2012. As a result $1,224 in accrued interest was capitalized as additional principal. During the year ended December 31, 2012, the Company advanced $2,434,442 in cash and  122,812 shares of PEDEVCO’s Series A Preferred Stock valued at $276,326. As of December 31, 2012, Condor had $2,711,992 and $16,963 in loans payable and accrued interest, respectively, to the Company. The note principal includes the $276,326 value of the  122,812 shares issued by Pedevco.

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

NOTE 19 – SUBSEQUENT EVENTS

On December 13, 2012, we granted  13,334 shares of common stock with a grant date fair value of $80,000 to an independent contractor for services provided pursuant to our 2012 Equity Incentive Plan, which shares were issued in January 2013.

On December 19, 2012, a holder of a warrant exercisable for an aggregate of  666,667 shares of our Series A preferred stock exercised the warrant on a cashless net exercise basis, and was issued an aggregate of  47,059 shares of our Series A preferred stock in January 2013.

On January 11, 2013, the Company issued  177,778 shares of common stock upon conversion of  177,778 shares of Series A preferred stock held by a shareholder.

On January 27, 2013 the Company issued  6,659,680 shares of common stock on a 1 for 1 conversion of  6,659,680 outstanding Series A preferred stock, pursuant to the automatic conversion provisions our Series A Convertible Preferred Stock Amended and Restated Certificate of Designations.

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

NOTE 20 – OTHER SUBSEQUENT EVENTS

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

Bridge Financing

On March 22, 2013, we closed a private placement of $4.0 million aggregate principal amount of secured promissory notes (the “Bridge Notes”), together with warrants exercisable for a total of up to  76,198 shares of our common stock (the “Bridge Warrants,” and, together with the Bridge Notes, the “Bridge Securities”). At the closing of the bridge financing (the “Bridge Financing”), we entered into Note and Warrant Purchase Agreements with a total of 16 individual and institutional investors (collectively, the “Bridge Investors”), including ten (10) current shareholders, pursuant to which we sold and issued to the Bridge Investors a total of $4.0 million aggregate principal amount of Bridge Notes and Bridge Warrants to purchase up to a total of 76,198 shares of our common stock (the "Note and Warrant Purchase Agreements"). The gross aggregate proceeds received by us from the sale of the Bridge Securities was $4.0 million.  Each Bridge Investor has specifically agreed in the Note and Warrant Purchase Agreements to not participate in this offering.  Frank C. Ingriselli, our President, Chief Executive Officer, and member of our Board of Directors, and Clark R. Moore, our Executive Vice President and General Counsel, each participated in the Bridge Financing, purchasing Bridge Notes with an aggregate principal amount of $1 million and receiving Bridge Warrants exercisable for up to  19,048 shares of our common stock, and purchasing Bridge Notes with an aggregate principal amount of $50,000 and receiving Bridge Warrants exercisable for up to  953 shares of our common stock, respectively.

Somerley Limited (“Somerley”) acted as our placement agent with respect to a portion of the Bridge Financing sold to non-U.S. investors.  As compensation for acting as such, Somerley received total cash fees of $40,000 and Bridge Warrants to purchase a total of up to 9,524 shares of the Company’s common stock at an exercise price of $5.25 per share.

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

Terms of the Bridge Warrants.
The Bridge Warrants are net-exercisable into shares of our common stock for a period of four (4) years commencing as of their issuance date, at an exercise price of $5.25 per share; provided, however, that the exercise price shall be adjusted to the price per share at which we issue our common stock in this offering, if such price per share is lower than $5.25 per share.  The Bridge Warrants will have a 4-year life and may be exercised on a cashless basis.

Reverse Stock-Split

On April 23, 2013, our company’s board of directors approved a 1 for 3 reverse stock split of our common and preferred  stock, effective as of the close of business on April 23, 2013.   All preferred stock had previously been convertd to common stock on a one for one basis on January 25, 2013 prior to the reverse stock split. As a result of the reverse stock split, every three shares of our common and preferred  stock have been converted into one share of our new common and preferred  stock, respectively.   Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The stock split will affect all issued and outstanding shares of the Company's common and preferred  stock, as well as common  or preferred stock underlying stock options, stock appreciation rights, restricted stock units, warrants and convertible debentures outstanding immediately prior to the effectiveness of the April 23, 2013.   As a result of the stock split, the Company's issued and outstanding shares of common stock decreased from approximately 41.7 million pre-stock split shares to approximately 13.9 million post-stock split shares.

All share and per share amounts set forth in this prospectus give effect to this reverse stock split of our common stock.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

The following supplemental unaudited information regarding PEDEVCO’s direct oil and gas activities is presented pursuant to the disclosure requirements of ASC 932, in addition to information about the investments in Condor and White Hawk that PEDEVCO accounts for under the equity method, as well as proved reserves attributable to PEDEVCO’s net equity interests in Condor and White Hawk.  All oil and gas operations are located in the U.S.

(1) Capitalized costs relating to Oil and Gas Producing Activities at December 31:
	2012	2011

Unproved oil and gas properties	$1,105,644	$1,724,234
Proved oil and gas properties	2,496,081	-
Subtotal	3,601,725	1,724,234
Accumulated depreciation, amortization and impairment	(255,655)	-

Net capitalized costs	$3,346,070	$1,724,234

(2) Costs Incurred in Oil and Gas Property Acquisition and Development Costs:
	2012	2011
Acquisition of properties:
Proved	$95,906	$-
Unproved	78,426	1,724,234
Exploration costs	-	-
Development costs	1,703,159	-
Total	$1,877,491	$1,724,234

(3) Results of Operations for Producing Activities:
	2012	2011
Sales	$503,153	$
Production costs	(281,103)		-
Depletion, accretion and impairment	(311,594)		-
Income tax benefit	-		-
Results of operations	$(89,544)		$-

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

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2012 (as there were no proved reserves as of December 31, 2011, 2011 data is not included for the standardized measure of discounted future net cash flows and the changes therein):

($ 000's)
For the year ended December 31, 2012
Future Cash Inflows	$26,036
Future production costs	(5,496)
Future development costs	(9,914)
Future income tax expense	(2,487)
Future net cash flows	8,139
10% annual discount	(5,733)
Standardized measure of discounted future net cash flows	$2,406

Changes in Standardized Measure of Discounted Future Cash Flows
($ 000's)
Beginning of year	$-
Sales and transfers of oil and gas produced, net of production costs	(222)
Net changes in prices and production costs	-
Extensions, discoveries, additions and improved recovery, net of related costs	2,074
Development costs incurred	-
Revisions of estimated development costs	-
Revisions of previous quantity estimates	-
Accretion of discount	-
Net change in income taxes	(708)
Purchases of reserves in place	1,262
Sales of reserves in place	-
Changes in timing and other	-
End of year	$2,406

Capitalized costs relating to Oil and Gas producing activities of Equity Method Investees:
	Company's share of Equity Method Investees- Condor Energy Technology, LLC		Company's share of Equity Method Investees- White Hawk Petroleum LLC
	2012	2011	2012	2011
Unproved oil and gas properties	$604,168	$638,078	$314,525	$-
Proved oil and gas properties	1,462,109	-	1,953,131	-
Subotal	2,066,277	638,078	2,267,656	-
Accumulated depreciation, amortization and impairment	(117,853)	-	(107,236)	-
Net capitalized costs	$1,948,424	$638,078	$2,160,420	$-

Capitalized costs relating to Oil and Gas producing activities of Equity Method Investees:
	Company's share of Equity Method Investees- Total
	2012	2011

Unproved oil and gas properties	$918,693	$638,078
Proved oil and gas properties	3,415,240	-
Subtotal	4,333,933	638,078
Accumulated depreciation, amortization and impairment	(225,089)	-
Net capitalized costs	$4,108,844	$638,078

Cost Incurred in Oil and Gas Property Acquisition and development costs of Equity Method Investees:
	Company's share of Equity Method Investees- Condor Energy Technology, LLC		Company's share of Equity Method Investees- White Hawk Petroleum LLC
	2012	2011	2012	2011
Acquisition of properties
Proved	$6,790	$-	$1,490,034	$-
Unproved	338,496	638,078	314,525	-
Exploration costs	-	-	-	-
Development costs	1,082,913	-	463,097	-
	$1,428,199	$638,078	$2,267,656	$-

Cost Incurred in Oil and Gas Property Acquisition and development costs of Equity Method Investees:
	Company's share of Equity Method Investees-Total
	2012	2011
Acquisition of properties
Proved	$1,496,824	$-
Unproved	653,021	638,078
Exploration costs	-	-
Development costs	1,546,010	-
	$3,695,855	$638,078

Results of operations for producing activities for Equity Method Investees:
	Company's share of Equity Method Investees- Condor Energy Technology, LLC		Company's share of Equity Method Investees- White Hawk Petroleum LLC
	2012	2011	2012	2011
Sales	$130,760	$-	$273,171	$-
Production costs	(84,974)	-	(76,257)	-
Depletion, accretion and impairment	(117,890)	-	(107,903)	-
Income tax benefit	-	-	-	-
Results of operations	$(72,104)	$0	$89,011	$0

Results of operations for producing activities for Equity Method Investees:
	Company's share of Equity Method Investees-Total
	2012	2011
Sales	$403,931	$-
Production costs	(161,231)	-
Depletion, accretion and impairment	(225,792)	-
Income tax benefit	-	-
Results of operations	$16,908	$0

Estimated Quantities of Proved Oil and Gas Reserves of Equity Method Investees	Company's share of Equity Method Investees- Condor Energy Technology, LLC		Company's share of Equity Method Investees- White Hawk Petroleum LLC
	Oil	Gas	Oil	Gas
As of December 31, 2012	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)

Proved Developed Producing	8.3	13.8	11.2	20.5
Proved Developed Non-Producing	20.8	34.4	0.0	0.0
Total Proved Developed	29.1	48.2	11.2	20.5
Proved Undeveloped	323.2	536.6	127.5	181.0
Total Proved as of December 31	352.3	584.8	138.7	201.5

Estimated Quantities of Proved Oil and Gas Reserves of Equity Method Investees	Company's share of Equity Method Investees-Total
	Oil	Gas
As of December 31, 2012	(MBbls)	(Mmcf)

Proved Developed Producing	19.5	34.3
Proved Developed Non-Producing	20.8	34.4
Total Proved Developed	40.3	68.7
Proved Undeveloped	450.7	717.6
Total Proved as of December 31	491.0	786.3

	Company's share of Equity Method Investees- Condor Energy Technology, LLC		Company's share of Equity Method Investees- White Hawk Petroleum LLC
As of December 31, 2012	Oil	Gas	Oil	Gas
	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	0.0	0.0	0.0	0.0
Extensions and discoveries	353.8	584.8	6.2	1.8
Revisions of previous estimates	0.0	0.0	0.0	0.0
Purchase of minerals in place	0.0	0.0	135.0	202.5
Production	(1.5)	0.0	(2.6)	(2.8)
End of year proved reserves	352.3	584.8	138.6	201.5

End of Year proved developed reserves	29.1	48.2	11.2	20.5
End of Year proved undeveloped reserves	323.2	536.6	127.5	181.0

	Company's share of Equity Method Investees-Total
As of December 31, 2012	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	0.0	0.0
Extensions and discoveries	360.0	586.6
Revisions of previous estimates	0.0	0.0
Purchase of minerals in place	135.0	202.5
Production	(4.0)	(2.8)
End of year proved reserves	491.0	786.3

End of Year proved developed reserves	40.3	68.7
End of Year proved undeveloped reserves	450.7	717.6

The following table sets forth the Company’s share of the Equity Method Investees’ standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2012 (as there were no proved reserves as of December 31, 2011, 2011 data is not included for the standardized measure of discounted future net cash flows and the changes therein):

	Condor Energy Technology, LLC	White Hawk Petroleum, LLC	Company's share of Equity Method Investees- Total
For the year ended December 31, 2012 (000's)
Future Cash Inflows	$33,228	$14,594	$47,822
Future production costs	(6,784)	(6,147)	(12,931)
Future development costs	(15,044)	(4,377)	(19,421)
Future income tax expense	(4,457)	(1,589)	(6,046)
Future net cash flows	6,943	2,481	9,424
10% annual discount	(6,446)	(1,364)	(7,810)
Standardized measure of discounted future net cash flows	$497	$1,117	$1,614

	Condor Energy Technology, LLC	White Hawk Petroleum, LLC	Company's share of Equity Method Investees- Total
Changes in Standardized Measure of Discounted Future Cash Flows (000s)

December 31, 2011	$-	$-	$-
Sales and transfers of oil and gas produced, net of production costs	(46)	(197)	(243)
Net changes in prices and production costs	-	-	-
Extensions, discoveries, additions and improved recovery, net of related costs	2,099	328	2,427
Development costs incurred	-	-	-
Revisions of estimated development costs	-	-	-
Revisions of previous quantity estimates	-	-	-
Accretion of discount	-	-	-
Net change in income taxes	(1,556)	(904)	(2,460)
Purchases of reserves in place	-	1,890	1,890
Sales of reserves in place	-	-	-
Changes in timing and other	-	-	-
December 31, 2012	$497	$1,117	$1,614

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
Condor Energy Technology, LLC
Danville, CA

We have audited the accompanying balance sheets of Condor Energy Technology, LLC as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ equity and cash flows for the year ended December 31, 2012 and for the period from October 12, 2011 (inception) through December 31, 2011.  Condor Energy Technology, LLC’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor Energy Technology, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and the period from October 12, 2011 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Condor Energy Technology, LLC will continue as a going concern.  As discussed in Note 2 to the financial statements, Condor Energy Technology, LLC has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 23, 2013, the Company amended its disclosure in Note 7 to reflect the post-split shares of Pedevco Corp. a member, subject to a subscription payable following Pedevco Corp.'s 1 for 3 reverse stock split.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 22, 2013, except for Note 7 as to which the date is April 24, 2013

CONDOR ENERGY TECHNOLOGY, LLC
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$756,545	$154,826
Accounts receivable – oil and gas	302,773	-
Accounts receivable – working interest owners	3,191,093	-
Accounts receivable – working interest owners – related party	922,112	-
Prepaid expenses and other current assets	10,194	-
Total current assets	5,182,717	154,826

Oil and gas properties:
Oil and gas properties, subject to amortization, net	7,090,316	-
Oil and gas properties, not subject to amortization	2,651,804	3,190,390
Total oil and gas properties, net	9,742,120	3,190,390

Deferred acquisition costs	990,220	-
Deposit for asset retirement obligations	85,000	85,000
Other assets	3,000	-
Total assets	$16,003,057	$3,430,216

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$2,257,016	$38,163
Accounts payable – related parties	100,180	203,750
Management services payable – related party	81,124	96,000
Advances from working interest owners	41,172	-
Revenue payable – working interest owners	286,386	-
Revenue payable – working interest owner – related party	112,488	-
Accrued interest – related parties	74,344	37
Total current liabilities	2,952,710	337,950

Asset retirement obligations	8,420	-
Notes payable – related parties	12,240,161	150,000
Total liabilities	15,201,291	487,950

Commitments and contingencies

Members’ equity	801,766	2,942,266

Total liabilities and members' equity	$16,003,057	$3,430,216

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

During the year ended December 31, 2012, the Company began drilling operations on its FFT2H, Logan 2H and Waves 1H wells.  The Company completed the FFT2H well in June 2012 and incurred $3,734,152 in drilling and completion costs.  As of December 31, 2012, the Company has incurred $804,759 and $860,382 in drilling costs related to the Logan 2H and Waves 1H wells, respectively, which were completed subsequent to December 31, 2012

On September 24, 2012, the Company acquired an additional 30% working interest and 3,595 net acres from Esenjay Oil & Gas, Ltd. ("Esenjay"), in the Niobrara asset.  The purchase price was $1,381,636, which consisted of $1,105,310 in cash loaned from MIEJ and  122,812 shares of PEDEVCO’s Series A Preferred Stock valued at $276,326.   In addition to this acquisition, the Company incurred $267,678 in land and title fees related to the additional acreage acquired.

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

On November 1, 2012, and pursuant to the terms of the Inter-Company Agreement, Condor and PEDCO amended and restated the PEDCO Note in full to capitalize interest accrued under the PEDCO Note to November 1, 2012.  As a result $1,224 in accrued interest was capitalized as additional principal.  During the year ended December 31, 2012, PEDCO advanced $2,434,442 in cash and  122,812 shares of PEDEVCO’s Series A Preferred Stock valued at $276,326.  As of December 31, 2012, the Company had $2,711,992 and $16,963 in loans payable and accrued interest, respectively, to PEDCO. The note principal includes the $276,326 fair market value of the 122,812 shares issued by Pedevco (a subscription payable).

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is not aware of any pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control member, over the last five years.

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

(1) Capitalized costs relating to oil and gas producing activities at December 31:	2012	2011

Unproved oil and gas properties	$3,020,841	$3,190,390
Proved oil and gas properties	7,310,544	-
Subtotal	10,331,385	3,190,390
Accumulated depreciation, amortization and impairment	(589,265)	-
Net capitalized costs	$9,742,120	$3,190,390

(2) Costs Incurred in oil and gas property acquisition and development costs:
	2012	2011
Acquisition of properties
Proved	$33,951	$-
Unproved	1,692,479	3,190,390
Exploration costs	-	-
Development costs	5,414,565	-
	$7,140,995	$3,190,390

(3) Results of operations for producing activities:
	2012	2011
Sales	$653,802	$-
Production costs	(424,872)	-
Depletion, accretion and impairment	(589,449)	-
Income tax benefit	-	-
Results of operations	$(360,519)	$-

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is not aware of any pending or threatened legal proceedings.  The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control member, over the last five years.

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

(1) Capitalized costs relating to oil and gas producing activities at December 31:	2012	2011

Unproved oil and gas properties	$629,050	$-
Proved oil and gas properties	3,906,262	-
Subtotal	4,535,312	-
Accumulated depreciation, amortization and impairment	(214,472)	-
Net capitalized costs	$4,320,840	$-

(2) Costs incurred in oil and gas property acquisition and development costs:
	2012	2011
Acquisition of properties
Proved	$2,980,068	$-
Unproved	629,050	-
Exploration costs	-	-
Development costs	926,194	-
	$4,535,312	$-

(3) Results of operations for producing activities:
	2012	2011
Sales	$546,341	$-
Production costs	(152,514)	-
Depletion, accretion and impairment	(215,805)	-
Income tax benefit	-	-
Results of operations	$178,022	$-

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