Form 10-Q
period 2013-03-31
PEDEVCO CORP
filed 2013-05-20
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to_____

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

At May 14, 2013, there were 13,913,586 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three Months Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	Restated
Assets
Current assets:
Cash	$3,982,059	$2,478,250
Accounts receivable – oil and gas	-	16,571
Accounts receivable – oil and gas - related party	205,648	112,488
Accounts receivable – related party	101,126	83,064
Prepaid expenses and other current assets	139,635	133,900
Total current assets	4,428,468	2,824,273

Oil and gas properties:
Oil and gas properties, subject to amortization, net	3,167,703	2,420,688
Oil and gas properties, not subject to amortization, net	5,839,089	925,382
Total oil and gas properties, net	9,006,792	3,346,070

Equipment, net of accumulated depreciation	83,663	87,883
Deposit for option on oil and gas property	100,000	-
Notes receivable – related parties	3,689,042	2,786,064
Investments – equity method	2,013,033	2,098,334
Investments – cost method	4,100	4,100
Total assets	$19,325,098	$11,146,724

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$280,517	$132,243
Accounts payable – related party	2,259,372	922,112
Accrued expenses	1,054,158	1,449,014
Accrued expenses – related party	459,919	36,168
Derivative liability	11,460	-
Notes payable, net of discount	2,517,469	-
Notes payable, net of discount – related party	7,066,116	2,170,065
Common stock payable	101,444	-
Total current liabilities	13,750,455	4,709,602

Long-term liabilities:
Asset retirement obligations	68,941	59,298
Total liabilities	13,819,396	4,768,900

Commitments and contingencies

Redeemable Series A convertible preferred stock -0- and 555,556 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	1,250,000

Shareholders’ equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, -0- and 6,234,845 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	6,235
Common stock, $0.001 par value, 200,000,000 shares authorized; 13,913,586 and 7,183,501 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	13,914	7,184
Stock subscription receivable	(276,326)	(276,326)
Additional paid-in capital	20,026,125	18,167,419
Accumulated deficit	(14,258,011)	(12,776,688)
Total shareholders’ equity	5,505,702	5,127,824

Total liabilities and shareholders’ equity	$19,325,098	$11,146,724

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenue:
Oil and gas sales	$269,067	$-

Operating expenses:
Lease operating expenses	119,676	-
Selling, general and administrative expense	1,260,089	634,263
Impairment of oil and gas properties	34,641	-
Depreciation, depletion, amortization and accretion	138,451	489
Total operating expenses	1,552,857	634,752

Loss from equity method investments	(85,301)	(27,571)

Operating loss	(1,369,091)	(662,323)

Other income (expense):
Interest expense	(174,555)	-
Interest income	44,484	-
Gain on change in derivative fair value	2,545	-
Other income	15,294	286
Total other expense	(112,232)	286

Net loss	$(1,481,323)	$(662,037)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	8,879,985	5,707,368

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(1,481,323)		$(662,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	(2,545)		-
Impairment of oil and gas properties	34,641		-
Stock based compensation expense	254,254		253,799
Amortization of debt discount and deferred financing costs	78,103		-
Loss from equity method investments	85,301		27,571
Depreciation, depletion, amortization and accretion	138,451		489
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	16,571		-
Accounts receivable - oil and gas - related party	(93,160)		-
Accounts receivable - related party	(18,062)		244,023
Prepaid expenses and other current assets	58,635		6,363
Accounts payable	(146,726)		(70,915)
Accounts payable - related party	(711,564)		-
Accrued expenses	(314,856)
Accrued expenses - related party	423,751		23,862
Cash used in operating activities	(1,678,529)		(176,845)

Cash Flows From Investing Activities:
Cash paid for oil and gas properties	-		(1,500,000)
Cash paid for equipment	-		(1,550)
Cash paid for acquisition of Blast Energy Services, Inc.	-		(197,807)
Cash paid on option for oil and gas properties	(100,000)		-
Issuance of notes receivable - related parties	(902,978)		-
Cash paid for Mississippian acquisition	(3,774,684)		-
Cash used in investing activities	(4,777,662)		(1,699,357)

Cash Flows From Financing Activities:
Proceeds from notes payable, net of financing costs	2,910,000		-
Proceeds from notes payable – related parties	5,050,000		-
Proceeds from sales of Series A preferred stock	-		1,950,615
Net cash provided by financing activities	7,960,000		1,950,615

Net increase in cash	1,503,809		74,413
Cash at beginning of period	2,478,250		176,471
Cash at end of period	$3,982,059		$250,884

Cash paid for:
Interest	$-		$-
Income taxes	$-		$-

Supplemental disclosure of noncash investing and financing activities:
Accrual of drilling costs	$871,602	$
Accrual of oil and gas properties acquisition costs	$1,173,664		$1,000,000
Change in estimates of asset retirement obligations	$1,444		$-
Issuance of 555,556 shares of Series A preferred stock in exchange for acquisition of Excellong E&P-2, Inc.	$-		$1,250,000
Issuance of 76,667 shares of Series A preferred stock to settle payables	$-		$172,500
Conversion of Series A preferred stock to common stock	$6,282		$-
Conversion of redeemable preferred stock to common stock	$556		$-
Expiration of redemption feature in 555,556 shares of Series A preferred stock issued in acquisition of Excellong E&P-2, Inc.	$1,250,000		$-
Issuance of common stock in settlement of stock payable	$80,000		$-
Issuance of preferred stock in settlement of stock payable	$47		$-
Rescission of common stock issued for exercise of stock options in 2012	$121		$-
Debt discount related to warrants issued in conjunction with notes payable	$243,771		$-
Deferred financing costs related to warrants issued in conjunction with notes payable	$31,176		$-
Fair value of derivative warrants instruments issued with notes payable	$14,005		$-

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO CORP., formerly Blast Energy Services, Inc. (“PEDEVCO” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO‘s latest Annual Report filed with the SEC on Form 10-K, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K, as amended, have been omitted.

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

The Company also owns an average 97% working interest in leases covering the Mississippian Lime located in Comanche, Harper, Barber and Kiowa Counties, Kansas. The Company serves as the operator of this asset and anticipates drilling its first well in the second quarter of 2013.

The Company plans to focus initially on developing shale oil and gas assets held by the Company in the U.S., including its first oil and gas working interest known as the “Niobrara Asset,” its second oil and gas working interest known as the “Eagle Ford Asset,” and its most recently acquired oil and gas working interest known as the “Mississippian Asset”. Subsequently, the Company plans to seek additional shale oil and gas and conventional oil and gas asset acquisition opportunities in the U.S. and Pacific Rim countries utilizing its strategic relationships and technologies that may provide the Company a competitive advantage in accessing and exploring such assets. Some or all of these assets may be acquired by subsidiaries, and equity investees such as Condor and White Hawk, or others that may be formed at a future date.

 NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations of $14,258,011 from the date of inception (February 9, 2011) through March 31, 2013 and has negative working capital of $9,321,987 at March 31, 2013. Additionally, the Company is dependent on obtaining additional debt and/or equity financing to roll-out and scale its planned principal business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and those of its wholly-owned subsidiaries as follows: (i) Eagle Domestic Drilling Operations LLC, a Texas limited liability company; (ii) Blast AFJ, Inc., a Delaware corporation; (iii) Pacific Energy Development Corp., a Nevada corporation; (iv) Pacific Energy Technology Services, LLC, a Nevada limited liability company; (v) Pacific Energy & Rare Earth Limited, a Hong Kong company; (vi) Blackhawk Energy Limited, a British Virgin Islands company; and (vii) Pacific Energy Development MSL, LLC, a Nevada limited liability company. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2013 and December 31, 2012, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2013, approximately $3,444,553 of the Company’s cash balances were uninsured. The Company has not experienced any losses in such accounts.

Sales to two customers comprised 78% of the Company’s oil revenues and 100% of its gas revenues for the three month period ended March 31, 2013. There were no sales in for the three months ending March 31, 2012. The Company believes that, in the event that its primary customer was unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

Earnings or Loss per Common Share. Basic earnings per common share equal net earnings or loss divided by weighted average common shares outstanding during the period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three month periods ended March 31, 2013 and 2012, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 1,340,563 potentially issuable shares of common stock related to options and 717,116 potentially issuable shares of common stock related to warrants due to their anti-dilutive effect.

Derivative Liability. The Company follows Financial Accounting Standards Board (“FASB”), Derivatives and Hedging (“ASC 815-40”), which limits the extent to which the conversion or exercise price (the “strike price”) of a warrant can be adjusted for subsequent transactions. The Company utilizes a two-step process to determine whether an instrument is indexed to its stock: (a) evaluate the instrument’s contingent exercise provisions, if any and (b) evaluate the instrument’s settlement provisions. If it is determined the instrument is not indexed to the Company’s stock, the warrant is recognized as a derivative warrant at issuance and is measured at fair value at each reporting period and the change is recorded in earnings.

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

Recently Issued Accounting Pronouncements. There were no accounting standards and interpretations issued during 2013 and 2012, which had or are expected to have a material impact on the Company’s financial position, operations or cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 5 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the three months ended March 31, 2013:

	December 31, 2012	Additions	Disposals	Transfers	March 31, 2013
Unproved properties	$1,105,645	$4,948,348	$-	$-	$6,053,993
Proved properties	2,479,535	871,602			3,351,137
Asset retirement costs	16,552	(1,444)	-	-	15,108
Accumulated depreciation depletion and impairment	(255,662)	(157,784)	-	-	(413,446)
Total oil and gas assets	$3,346,070	$5,660,722	$-	$-	$9,006,792

The depletion recorded for production on proved properties for the three months ended March 31, 2013 amounted to $123,143. The Company recorded an impairment expense for expired leasehold costs in the amount of $34,641. During the year ended December 31, 2012, the Company began drilling operations on its FFT2H, Logan 2H and Waves 1H wells. The Company completed the FFT2H well in July 2012. For the three months ended March 31, 2013, the Company has incurred $493,328 and $378,274 in drilling costs related to the Logan 2H and Waves 1H wells, respectively, in addition to amounts previously incurred. These wells were both completed in February 2013.

On February 22, 2013, Pacific Energy Development MSL, LLC (“PEDCO MSL”), a wholly-owned subsidiary of the Company, entered into an Agreement for Purchase of Term Assignment (the “Purchase Agreement”) with Berexco LLC (“Berexco”) for the acquisition of unproved oil and gas interests in the Mississippian Lime covering approximately 6,763 net acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas (the “Mississippian Asset”) and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117. Pursuant to the Purchase Agreement, Berexco applied $864,866 as the initial deposit due from PEDCO MSL to Berexco, which funds were held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. The Company remains obligated to Condor to refund the amount of $432,433, which was the portion of the initial deposit previously paid into escrow by MIE Jurassic Holding Corporation (“MIEJ”) in connection with the previously contemplated transaction between Condor and Berexco. The remaining $3,774,684 was paid in cash by the Company to Berexco in March 2013.

The Company also capitalized $234,010 for legal fees and title work and $507,221 payable to STXRA for acquisition costs for total capitalized costs of approximately $4,948,000.

On March 25, 2013, PEDCO MSL completed the acquisition of the Mississippian asset, acquiring an average 97% working interest in the Mississippian Lime. PEDCO MSL serves as the operator of the asset.

The Mississippian acquisition is structured as a primary term assignment by the seller to PEDCO MSL of the leasehold interests which expires on December 29, 2014. If PEDCO MSL drills at least three (3) horizontal wells on these leasehold interests during this primary term, then PEDCO MSL has the option, in its sole discretion, to extend the primary term with respect to some or all of the leases subject to the assignment for an additional one (1) year period upon payment to the seller of an additional $200 per net acre covered by the leases upon which the option is exercised. If PEDCO MSL completes a commercially producing well during the primary or extended terms, then the seller shall assign such leases to PEDCO MSL for as long as the wells produce in paying quantities, with each horizontal well of at least 4,000 feet in length holding 320 acres covered by the leases, each short horizontal well with a length of between less than 4,000 feet and at least 2,000 feet in length holding 160 acres, and each vertical well holding 10 acres. The seller shall retain an overriding royalty interest equal to the positive difference, if any, obtained by subtracting existing leasehold burdens from 22.5% before payout and 25% after payout (reduced to extent the seller assigns less than 100% working interest to PEDCO MSL). For purposes of the Mississippian agreement, “payout” is defined as such time, on a well by well basis, when a well has sold the following specified barrels of oil equivalent (“BOE”), (utilizing a conversion factor for gas sales of 8 Mcf per 1 barrel of oil): for a vertical well, ten thousand (10,000) BOE; for a short horizontal well: twenty-five thousand (25,000) BOE; and for a horizontal well: fifty thousand (50,000) BOE.

In addition, PEDCO MSL and Berexco entered into an option agreement, dated February 22, 2013, for a nonrefundable option fee of $300,000 payable in equal $100,000 installments on each of March 25, 2013, April 25, 2013, and May 25, 2013, whereby Berexco granted to PEDCO MSL an exclusive option (“Option”), expiring on May 30, 2013, to purchase a term assignment with respect to certain interests in the Mississippian Lime covering an additional approximately 7,043 net acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, and Woods County, Oklahoma and approximately 9.0 square miles of related 3-D seismic data, for an aggregate purchase price upon exercise of the Option of $4,216,544. PEDCO MSL may, at its sole election, forfeit the Option by non-payment of any of the $100,000 Option payments when due. PEDCO MSL has paid the first two Option payments due of $100,000 on each of March 25, 2013 and April 25, 2013.

In connection with the closing of the Company’s acquisition of the Mississippian Asset, pursuant to a letter agreement with STXRA dated March 25, 2013, as amended, the Company is obligated to pay STXRA a completion fee of $507,221 (equal to $75.00 per net oil and gas acre acquired in the Mississippian Asset (the “Completion Fee”)), based on the 6,763 net acres acquired, which is payable 80% in cash and 20% in the Company’s common stock, or $405,777 in cash and $101,444 in common stock (the “Equity Consideration”). Such cash compensation is due and payable to STXRA thirty (30) days following the closing of the Company’s offering, and the Equity Consideration is due on June 14, 2013, with the number of shares of the Company’s common stock to be issued being determined on such date by dividing the amount of Equity Consideration by the greater of (i) $3.75 per share or (ii) the closing price per share of the Company’s common stock on June 14, 2013. The Company recorded an account payable and common stock payable obligation and a corresponding asset to oil and gas properties, not subject to amortization on March 25, 2013 in the accompanying balance sheet for $507,221. On March 25, 2013, the shares of common stock issuable based on the closing price of the Company’s stock on that date was 19,891 STXRA originally identified the Mississippian asset acquisition opportunity for the Company, and provided substantial acquisition and due-diligence related consulting services to the Company, with their sole compensation being the Completion Fee.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
Computer equipment	$6,714	$6,714
AFJ Rig	112,089	112,089
Subtotal	118,803	118,803

Less:
Accumulated depreciation	(35,140)	(30,920)
Equipment, net	$83,663	$87,883

Depreciation expense for the three months ended March 31, 2013 and 2012 was $4,220 and $489, respectively, and is included in operating expenses in the accompanying consolidated statements of operations.

NOTE 7 – NOTES RECEIVABLE

The Company loaned Condor funds for operations which were documented in a promissory note entered into on February 14, 2013, with an effective date of November 1, 2012, which note permits multiple loans to be made thereunder up to $8,000,000 and scheduled therein as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due September 24, 2015. As of March 31, 2013, the balance of the note receivable is $3,295,108 plus accrued interest of $57,049 due from Condor.

The Company loaned White Hawk funds for operating expenses and drilling and completion costs for a third Eagle Ford well, pursuant to a promissory note entered into on June 4, 2012, which note permits multiple loans to be made thereunder and scheduled therein as separate “advances”, with no stated maximum limit of loan principal. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest of each loan is due thirty-six (36) months from the date of each advance is made under the note, with the first repayment being due June 4, 2015. As of March 31, 2013, the balance of the note receivable is $332,974 plus accrued interest of $3,911.

NOTE 8 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

In October 2011, the Company formed a new subsidiary, Condor Energy Technology LLC (“Condor”), a limited liability company organized under the laws of the State of Nevada. The Company accounts for its 20% ownership in Condor using the equity method. The Company evaluated its relationship with Condor to determine if Condor was a variable interest entity (“VIE”) as defined in ASC 810-10, and whether the Company was the primary beneficiary of Condor, in which case consolidation with the Company would be required. The Company determined that Condor qualified as a VIE, however, the Company concluded that MIE Holdings was the primary beneficiary as a result of being in control of the Board and its ability to control the funding commitments to Condor. The Company’s total investment in Condor at March 31, 2013 was $68,251, after recording its share of Condor’s losses for the three months ended March 31, 2013 of $92,102 and losses for the year ended December 31, 2012 of $428,100.

	March 31,	December 31,
	2013	2012
Beginning balance	$160,353	$588,453
Contributions	-	-
Equity in net loss at 20%	(92,102)	(428,100)

Ending balance	$68,251	$160,353

The Company loaned Condor funds for operations which were documented in a promissory note entered into on February 14, 2013, with an effective date of November 1, 2012, which note permits multiple loans to be made thereunder up to $8,000,000 and scheduled therein as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due September 24, 2015. As of March 31, 2013, the balance of the note receivable is $3,295,108 plus accrued interest of $57,049 due from Condor.

The Company has an agreement to provide operational and financial management services to Condor for which Condor owes $98,789 at March 31, 2013. The monthly management fee is determined at least annually by the Members of Condor. Prior to November 1, 2012, the Company charged a monthly management of $28,250 to Condor. On November 1, 2012, the Members of Condor agreed to a monthly management fee of $40,300 for 2013 which was further revised in December 2012 to $50,000 per month.

At March 31, 2013, Condor owes the Company $205,648 from production sales related to the Company’s 15% net revenue interest in the Niobrara Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet.

At March 31, 2013, the Company owes Condor $152,723 from production related expenses and $1,674,216 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. Related to the February 22, 2013 Agreement for Purchase of Term Assignment (the “Purchase Agreement”) between PEDCO MSL and “Berexco” for the acquisition of the “Mississippian Asset” and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117, the $864,866 initial deposit due from PEDCO MSL to Berexco were funds which were initially held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. An amount of $432,433 is due from the Company to Condor, respresenting 50% of this initial deposit, and this amount is also reflected in accounts payable - related party in the accompanying balance sheet.

Summarized income statement information follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Revenues	$1,108,767	$-
Net income (loss) from operations	$(273,838)	$(135,467)
Net loss	$(460,510)	$(137,854)

White Hawk Petroleum, LLC

The Company accounts for its 50% ownership in White Hawk using the equity method. The Company’s total investment in White Hawk at March 31, 2013 was $1,944,782 after recording its share of White Hawk’s income for the three months ended March 31, 2013 of $6,801.

March 31, 2013

Beginning balance, December 31, 2012	$1,937,981

Equity in net earnings at 50%	6,801
Ending balance, March 31, 2013	$1,944,782

The Company loaned White Hawk funds for operating expenses and drilling and completion costs for a third Eagle Ford well, pursuant to a promissory note entered into on June 4, 2012, which note permits multiple loans to be made thereunder and scheduled therein as separate “advances”, with no stated maximum limit of loan principal. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest of each loan is due thirty-six (36) months from the date of each advance is made under the note, with the first repayment being due June 4, 2015. As of March 31, 2013, the balance of the note receivable is $332,974 plus accrued interest of $3,911.

NOTE 9 –NOTES PAYABLE

Bridge Note Financing

On March 22, 2013, the Company closed a private placement of secured promissory notes (the “Bridge Notes”) for aggregate principal amount of $4.0 million, together with warrants exercisable for a total of up to 76,198 shares of its common stock at an exercise price of $5.25 per share (the “Bridge Warrants,” and, together with the Bridge Notes, the “Bridge Securities”). At the closing of the bridge financing (the “Bridge Financing”), the Company entered into separate Note and Warrant Purchase Agreements with a total of 16 individual and institutional investors (collectively, the “Bridge Investors”), including ten (10) current Company shareholders, in which the Company sold and issued to the Bridge Investors a total of $4.0 million of Bridge Notes and Bridge Warrants to purchase 76,198 shares of the Company’s common stock (the "Note and Warrant Purchase Agreements") for gross proceeds of $4.0 million. The fair value of the warrants was $256,857 which was recorded as a debt discount. The debt discount as of March 31, 2013, was $229,336. The debt discount is being amortized over the expected life of the Bridge Financing, which is in June 2013. Interest expense for the three month period ended March 31, 2013 and 2012 was $27,521 and -0-, respectively.

Frank C. Ingriselli, the Company’s President, Chief Executive Officer, and member of the Company’s Board of Directors, participated in the Bridge Financing, purchasing Bridge Notes of $1 million and receiving Bridge Warrants exercisable for 19,048 shares of the Company’s common stock, and Clark R. Moore, the Company’s Executive Vice President and General Counsel, purchased Bridge Notes of $50,000 and received Bridge Warrants exercisable for 953 shares of the Company’s common stock, respectively.

Somerley Limited (“Somerley”) acted as the Company’s placement agent with respect to a portion of the Bridge Financing sold to non-U.S. investors. As compensation, Somerley received total cash fees of $40,000 and Bridge Warrants to purchase a total of up to 9,524 shares of the Company’s common stock at an exercise price of $5.25 per share valued at $32,095 using a Monte Carlo simulation model. The Company capitalized these amounts as deferred financing costs and amortized over the expected life of the Bridge Financing. Interest expense for the three month period ended March 31, 2013 was $7,725.

Terms of the Bridge Notes

The proceeds of the Bridge Financing may only be used by the Company for (i) the acquisition of the Mississippian asset; (ii) up to $300,000 to acquire an exclusive option to acquire leases and 3D seismic data covering up to an additional 7,880 gross (7,043 net) Mississippian acres located in Harper, Kiowa, Barber and Comanche Counties, Kansas, and Woods County, Oklahoma; (iii) the payment of placement agent fees; and (iv) general working capital expenses.

The Bridge Notes have an annual interest rate of 10% and are due and payable on the earlier to occur of (i) the date that is thirty (30) days following the closing of the Company’s next underwritten public offering of our common stock, or (ii) December 31, 2013 (the “Maturity Date”). The Company may, in its sole discretion, repay the Bridge Notes in whole or in part at any time prior to the Maturity Date. The Bridge Notes are secured by a lien and security interest in all of the Company’s assets, subject to a senior lien on the Company’s Niobrara assets held by MIE Jurassic Energy Corporation, an affiliate of MIE Holdings (“MIEJ”), which secures MIEJ’s loans to date under the MIEJ-PEDCO Note.

Upon maturity, the Company is obligated to pay to the holder an additional payment-in-kind (“PIK”) cash amount equal to 10% of the original principal amount of the Bridge Note, or $400,000. If an event of default on the Bridge Notes occurs, the principal amount of the Bridge Notes, plus accrued and unpaid interest and the PIK, if any, may be declared immediately due and payable, subject to certain conditions set forth in the Bridge Notes. These amounts may automatically become due and payable upon written notice of holders of a majority of the then-outstanding principal amount in the case of certain types of bankruptcy or insolvency events. The PIK liability was reflected as a debt discount to the principal and amortized over the life of the Bridge Notes, which is estimated to be June, 2013. The amount of the debt discount reflected on the balance sheet as of March 31, 2013 was $357,143; and the interest accrued was $42,857 for the three month period ended March 31, 2013.

Terms of the Bridge Warrants.

The Bridge Warrants are net-exercisable into shares of the Company’s common stock for a period of four (4) years commencing as of their issuance date, at an exercise price of $5.25 per share; provided, however, that the exercise price shall be adjusted to the price per share at which we issue our common stock in the Company’s next underwritten public offering of our common stock, if such price per share is lower than $5.25 per share. The Bridge Warrants have a 4-year life and may be exercised on a cashless basis. The Company has determined that these warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Such warrants have been recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Monte Carlo simulation valuation model. The derivative liability as of March 31, 2013 was determined to be $11,460.

Related Party Financings

MIE Jurassic Energy Corporation

On February 14, 2013, our subsidiary, Pacific Energy Development Corp. (“PEDCO”) entered into a Secured Subordinated Promissory Note, as amended March 25, 2013 (the “Note”) with MIEJ, with an effective date of November 1, 2012. Under the Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million under the Note, with repaid amounts not being permitted to be re-borrowed. Amounts borrowed under the Note may only be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset, Niobrara Asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ to Condor with respect to the Mississippian Asset acquisition and applied toward our purchase price of the Mississippian Asset. When drawn, principal borrowed under the Note carries an interest rate of 10.0% per annum. Principal and accrued interest under the Note shall be due and payable within ten (10) business days of the earlier to occur of (i) December 31, 2013 or (ii) the closing of a debt or equity financing transaction with gross proceeds to the Company of at least $10 million. The Note may be prepaid in full by PEDCO without penalty, and is secured by all of PEDCO’s ownership and working interests in the FFT2H, Logan 2H and Waves 1H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interests in each future well drilled and completed in the Niobrara Asset. The Note converts amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the Note on March 25, 2013, for a total current principal amount outstanding under the Note of $6.17 million on March 25, 2013. There is currently approximately $330,000 available for future borrowing by PEDCO under the Note. Further, the Company owes $120,909 in accrued interest at March 31, 2013 under the Note.

NOTE 10 – DERIVATIVE LIABILITIES

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The warrants issued in connection with the Bridge Warrants (as discussed in Note 9 – Bridge Financing) contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that the Company issues common stock in an underwritten public offering occurring within six (6) months following March 22, 2013, if the price per share of Company common stock issued in the underwritten public offering is less than the Exercise Price of the Warrant hereunder (as adjusted prior to, or in connection with, such underwritten public offering pursuant to stock splits, stock dividends, reorganizations, mergers, consolidation or sales of assets), then the Exercise Price of this Warrant shall be automatically adjusted to equal the offering price per share issued by the Company in the underwritten public offering, provided, however, that this is a one-time adjustment to occur only in connection with the Company’s first underwritten public offering consummated within six (6) months following March 22, 2013. Such warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Monte Carlo simulation valuation model. Activity for derivative warrant instruments during the three months ended March 31, 2013, was as follows:

Description	Balance at December 31, 2012	Initial valuation of derivative liabilities upon issuance of warrants	Increase (decrease) in fair value of derivative liability	Exercise of warrants	Balance at March 31, 2013

Bridge Warrants	$-	$14,005	$(2,545)	$-	$11,460

Total	$-	$14,005	$(2,545)	$-	$11,460

The following is a summary of the assumptions used in the Monte Carlo simulation valuation model as of the initial valuation of the derivative warrant instruments issued during the three months ended March 31, 2013:

Description	Initial valuation – March 22, 2013

Common stock issuable upon exercise of warrants	85,722
Market value of common stock on date of measurement (1)	$5.25
Adjusted exercise price	$5.25
Risk free interest rate (2)	0.6%
Warrant lives in years	4
Expected volatility (3)	85.0%
Expected dividend yield (4)	0.0%

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.
(2)	The risk-free interest rate was determined by management using the 3 or 5 - year Treasury Bill as of the respective Offering or measurement date.
(3)
Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

NOTE 11 – INCOME TAXES

Due to the Company’s net loss, there was no provision for income taxes for the three months ended March 31, 2013 and 2012.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 35% is principally due to the change in the valuation allowance.

Deferred income taxes assets as of March 31, 2013 and December 31, 2012 are as follows:

	As of March 31, 2013	As of December 31, 2012
Deferred tax assets
Net operating loss carryovers	$2,536,464	$1,947,749
Less: valuation allowance	$(2,536,464)	$(1,947,749)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at March 31, 2013. The net change in the total valuation allowance for the three months ended March 31, 2013 was an increase of $588,715.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2013, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through March 31, 2013.

As of March 31, 2013, the Company has federal net operating loss carryforwards of approximately $5,281,703 for federal and state tax purposes, respectively. If not utilized, these losses will begin to expire beginning in 2031 for both federal and state purposes.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an "ownership change" as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50%of the outstanding stock of a company by certain stockholders or public groups.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014 for its corporate office space located in Danville, California. The obligation under this lease as of March 31, 2013 is $66,256.

Niobrara Asset - $1 Million Guarantee

Under the Niobrara Asset purchase agreement, the Company agreed to issue 444,445 shares of Series A Preferred Stock on November 13, 2012, subject to a guaranteed minimum value of $1 million of the preferred stock. At November 13, 2012, the sellers had the option to elect to receive the fixed number of 444,445 shares or $1 million in cash, due and payable within five days of their written election to receive cash in lieu of the shares. The agreement does not provide the sellers the option for a variable number of shares based on the per share value. The obligation of $1 million was recorded in accrued expenses on the date of the transaction. The Company received elections from the sellers requesting payment of the obligation in cash due on or about November 20, 2012. On November 26, 2012, the agreement was amended to provide for the payment of $100,000 to the sellers, and issuance of 44,445 shares of the Company’s preferred stock valued at $280,001 to extend the $1 million payment until February 18, 2013. The fair value of $280,001 of the 44,445 preferred shares issued and the $100,000 payment were recorded as interest expense in 2012. The Company paid the $1 million due to the sellers on February 18, 2013.

Expired Leases in Oil & Gas Properties

Our oil and gas leasehold acreage is subject to expiration of leases if we do not drill and hold such acreage by production. In the Niobrara Asset 1,510 net acres were due to expire in 2013 (27 net acres did expire during the three month period ended March 31, 2013), 429 net acres expire in 2014, 123 net acres expire in 2015 and 95 net acres expire thereafter. We plan to hold significantly all of this acreage through an active program of drilling and completing producing wells. Where we are not able to drill a well before lease expiration we will seek to extend leases where able. All “net” acreage reflects our acreage held directly and our 20% proportionate share of acreage held by Condor by virtue of our 20% ownership interest in Condor. In the Eagle Ford Asset the balance of our 26 net acres not held by production will expire in 2013. However, we anticipate that none of our Eagle Ford acreage will expire in 2013 or thereafter as we anticipate that (i) the operator of our Eagle Ford Asset, Sundance Energy, Inc. (formerly Texon Petroleum Limited), will continue to complete wells in which the Company plans to participate in order to hold these leases, (ii) the third party operator with rights to the shallow depths will continue to complete wells that will hold these leases, and (iii) if required to hold leases, the Company will seek to sole risk drilling and completion of wells on the asset.

Drilling Commitments

The Mississippian acquisition is structured as a primary term assignment by the seller to PEDCO MSL of the leasehold interests which expires on December 29, 2014. If PEDCO MSL drills at least three (3) horizontal wells on these leasehold interests during this primary term, then PEDCO MSL has the option, in its sole discretion, to extend the primary term with respect to some or all of the leases subject to the assignment for an additional one (1) year period upon payment to the seller of an additional $200 per net acre covered by the leases upon which the option is exercised. If PEDCO MSL completes a commercially producing well during the primary or extended terms, then the seller shall assign such leases to PEDCO MSL for as long as the wells produce in paying quantities, with each horizontal well of at least 4,000 feet in length holding 320 acres covered by the leases, each short horizontal well with a length of between less than 4,000 feet and at least 2,000 feet in length holding 160 acres, and each vertical well holding 10 acres. The seller shall retain an overriding royalty interest equal to the positive difference, if any, obtained by subtracting existing leasehold burdens from 22.5% before payout and 25% after payout (reduced to extent the seller assigns less than 100% working interest to PEDCO MSL). For purposes of the Mississippian agreement, “payout” is defined as such time, on a well by well basis, when a well has sold the following specified barrels of oil equivalent (“BOE”), (utilizing a conversion factor for gas sales of 8 Mcf per 1 barrel of oil): for a vertical well, ten thousand (10,000) BOE; for a short horizontal well: twenty-five thousand (25,000) BOE; and for a horizontal well: fifty thousand (50,000) BOE.

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

The Company’s board of directors has adopted a compensation program that, effective for periods after 2012, will provide each of our “independent” directors as defined in NYSE MKT rules or under Rule 10A-3 of the Exchange Act with compensation consisting of (a) a quarterly cash payment of $5,000, and (b) an annual equity award consisting of shares of restricted stock valued at $60,000, vesting on the date that is one year following the date of grant. The Company currently has no “independent” directors.

NOTE 13 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

On April 23, 2013, the Company’s board of directors approved a 1 for 3 reverse stock split of its common and preferred stock, effective as of the close of business on April 23, 2013. All preferred stock had previously been converted to common stock on a one for one basis on January 27, 2013 prior to the reverse stock split. As a result of the reverse stock split, every three shares of the Company’s issued common have been converted into one share of our new common stock. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The stock split affected all issued and outstanding shares of the Company's common and preferred stock (of which there was no preferred stock issued at the date of the split), as well as common or preferred stock underlying stock options, stock appreciation rights, restricted stock units, warrants and convertible debentures outstanding immediately prior to its effectiveness on April 23, 2013. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

Preferred Stock Issuances

During the three month period ended March 31, 2013, activity in the Company’s preferred stock was as follows:

●	In January 2013, the Company issued 47,059 shares of its Series A preferred stock in connection with a cashless warrant exercise.

●
In January 2013, 6,281,904 shares of the Company’s Series A preferred stock were converted by investors into 6,281,904 shares of the Company’s common stock pursuant to the automatic conversion provisions of the Company’s Series A Convertible Preferred Stock Amended and Restated Certificate of Designations.

●
During 2012, the Company had issued 555,556 shares of Series A preferred stock valued at $2.25 per share in connection with the Excellong purchase agreement. The Company had a contingent obligation to repurchase up to the full 555,556 shares of Series A preferred stock at a price per share of $2.25 in the event that, on March 29, 2013, the market value of the stock was less than $1,250,000, and the sellers demand repurchase. Accordingly, the shares were redeemable at the option of the holder as of December 31, 2012 and were classified outside of shareholders’ equity as of that date. On January 27, 2013, the shares redeemable at the option of the holders were converted to redeemable common stock. On March 29, 2013, the market value of the redeemable common stock exceeded $1,250,000, so the sellers were not able to demand redemption and the shares were reclassified to equity as of March 31, 2013.

At March 31, 2013, there were -0- shares of the Company’s Series A preferred stock outstanding.

COMMON STOCK

At March 31, 2013, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

In October 2011, the Company granted 233,334 shares of its restricted Common Stock valued at $0.30 per share to an executive of the Company. These shares were valued at $70,000. The shares are subject to forfeiture in the event the recipient is no longer an officer to the Company, which risk of forfeiture lapses with respect to 50% of the shares on June 1, 2012, 25% on December 31, 2012 and the final 25% on June 1, 2013, all contingent upon the recipient's continued service with the Company. These awards were authorized and issued under the PEDCO 2012 Equity Incentive Plan adopted in February 2012. At March 31, 2013, 25% of these 233,334 shares were subject to forfeiture.

In February 2012, the Company granted to five of its consultants and employees a total of 551,668 shares of its restricted common stock valued at $0.30 per share. The Company recorded stock-based compensation expense of $165,500 on the date of grant. The shares are subject to forfeiture in the event the recipient is no longer an employee, officer, director or consultant to the Company, which risk of forfeiture lapses with respect to 50% of the shares six months from the date of grant, 20% twelve months from the date of grant, 20% eighteen months from the date of grant, and the final 10% twenty-four months from the date of grant, all contingent upon the recipient’s continued service with the Company. These awards were authorized and issued under the PEDCO 2012 Equity Incentive Plan adopted in February 2012. At March 31, 2013, 30% of these 551,668 shares were subject to forfeiture.

During the three months ended March 31, 2013, the Company issued shares of common stock as follows:

●
In January 2013, the Company issued 13,334 shares of common stock with a grant date fair value of $80,000 to an independent contractor for services provided to the Company. The 13,334 shares issued were for shares granted in December of 2012 and recorded as a stock payable in 2012.

●
On January 27, 2013, the Company issued 6,281,904 shares of common stock on a 1-for-1 conversion of all the Company’s 6,281,904 outstanding Series A preferred stock, pursuant to the automatic conversion provisions the Company’s Series A Convertible Preferred Stock Amended and Restated Certificate of Designations.

●
During 2012, the Company had issued 555,556 shares of Series A preferred stock valued at $2.25 per share in connection with the Excellong purchase agreement. The Company had a contingent obligation to repurchase up to the full 555,556 shares of Series A preferred stock at a price per share of $2.25 in the event that, on March 29, 2013 (the date that is twelve months from the closing date), the market value of the stock was less than $1,250,000, and the sellers demand repurchase. Accordingly, the shares were redeemable at the option of the holder as of December 31, 2012 and were classified outside of shareholders’ equity as of that date. On January 27, 2013, the shares redeemable at the option of the holders were converted to redeemable common stock. On March 29, 2013, the market value of the redeemable common stock exceeded $1,250,000, so the sellers were not able to demand redemption and the shares were reclassified to equity as of March 31, 2013.

●
On March 29, 2013, the Company rescinded the prior cashless exercise of certain options to purchase an aggregate of 127,800 shares of common stock of the Company by four Company employees, effective December 19, 2012. As a result of the rescission, an aggregate of 120,710 shares of common stock of the Company which were originally issued upon the cashless exercise of the options were surrendered by the holders and cancelled in exchange for the original options at the original terms.

NOTE 14 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of March 31, 2013, 4,762 shares of common stock granted under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan remain outstanding and exercisable. No options were issued under these plans in 2013.

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

PEDCO 2012 Equity Incentive Plan

As a result of the Merger, the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance share, and performance unit under the PEDCO Incentive Plan. As of March 31, 2013, options to purchase an aggregate of 405,804 shares of the Company’s common stock and 591,791 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

During the three months ended March 31, 2013, the Company recognized option stock-based compensation expense of $254,111. The remaining amount of unamortized stock options expense at March 31, 2013 is $56,660.

The intrinsic value of outstanding and exercisable options at March 31, 2013 and December 31, 2012 was $6,192,172 and $6,870,330, respectively.

Option activity during the three months ended March 31, 2013 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2013	1,218,206	$0.92	9.30
Granted	-	-
Exercised	-	-
Rescinded	127,800	0.48
Forfeited and cancelled	(5,443)	62.53

Outstanding at March 31, 2013	1,340,563	$0.63	9.10

Exercisable at March 31, 2013	726,396	$0.75	9.04

Warrants

As discussed in Note 9 above, the Company issued 76,198 warrants to purchase shares of the Company’s common stock to investors in conjunction with its Bridge Financing. Fair value of $243,771 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 0.60%; (2) expected term of 4 years; (3) expected volatility of 85%; and (4) zero expected dividends. Fair value of $256,857 was recorded as a debt discount which was calculated using Monte Carlo simulation. The debt discount as of March 31, 2013, was $229,336. Interest expense for the three month period ended March 31, 2013 was $27,521.

Somerley Limited (“Somerley”) acted as the Company’s placement agent with respect to a portion of the Bridge Financing sold to non-U.S. investors. As compensation, Somerley received total cash fees of $40,000 and Bridge Warrants to purchase a total of up to 9,524 shares of the Company’s common stock at an exercise price of $5.25 per share valued at $31,176 using the Black-Scholes option pricing model.

The intrinsic value of outstanding as well as exercisable warrants at March 31, 2013 and December 31, 2012 was $1,242,204 and $1,883,479, respectively.

Warrant activity during the three months ended March 31, 2013 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2013	633,631	$18.25	2.43
Granted	85,722	5.25
Exercised	-	-
Forfeited and canceled	(2,232)	336.00

Outstanding at March 31, 2013	717,121	$15.70	2.40

Exercisable at March 31, 2013	717,121	$15.70	2.40

NOTE 15 – RELATED PARTY TRANSACTIONS

In connection with the drilling and completion of the initial well on the Niobrara asset, and in light of our then-existing cash position, MIE Holdings loaned funds to Pacific Energy Development Corp., our wholly-owned subsidiary (“PEDCO”), equal to all of our proportional fees and expenses on that project, and has additionally loaned funds to PEDCO sufficient to fund our 20% portion of Condor expenses incurred in connection with the second and third wells drilled and completed by Condor on the Niobrara asset in February 2013.

Note Payable – MIEJ. On February 14, 2013, the Company entered into a Secured Subordinated Promissory Note, as amended March 25, 2013 (the “Note”), with MIEJ, with an effective date of November 1, 2012. Under the Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million under the Note, with repaid amounts not being permitted to be re-borrowed. Amounts borrowed under the Note may only be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset, Niobrara Asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ with respect to the terminated Mississippian Asset acquisition agreement by Condor and applied toward our purchase price of the Mississippian Asset.

When drawn, principal borrowed under the Note carries an interest rate of 10.0% per annum. Principal and accrued interest under the Note shall be due and payable within ten (10) business days of the earlier to occur of (i) December 31, 2013 or (ii) the closing of a debt or equity financing transaction with gross proceeds to the Company of at least $10 million. The Note may be prepaid in full by PEDCO without penalty, and is secured by a senior lien of all of PEDCO’s ownership and working interests in the FFT2H, Logan 2H and Waves 1H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interests in each future well drilled and completed in the Niobrara Asset. The Note converts amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the Note on March 25, 2013, for a total current principal amount outstanding under the Note of $6.17 million on March 25, 2013. There is currently approximately $330,000 available for future borrowing by PEDCO under the Note. Further, the Company owes $120,909 in accrued interest at March 31, 2013 under the Note.

Bridge Financing -- Frank C. Ingriselli and Clark R. Moore.  On March 22, 2013, the Company closed a private placement of $4.0 million aggregate principal amount of secured promissory notes (the “Bridge Notes”), together with warrants exercisable for a total of up to 76,198 shares of the Company’s common stock (the “Bridge Warrants,” and, together with the Bridge Notes, the “Bridge Securities”). At the closing of the bridge financing (the “Bridge Financing”), the Company entered into Note and Warrant Purchase Agreements with a total of 16 individual and institutional investors (collectively, the “Bridge Investors”), including ten (10) current shareholders, pursuant to which the Company sold and issued to the Bridge Investors a total of $4.0 million aggregate principal amount of Bridge Notes and Bridge Warrants to purchase up to a total of 76,198 shares of the Company’s common stock (the "Note and Warrant Purchase Agreements").  Frank C. Ingriselli, the Company’s President, Chief Executive Officer, and member of the Board of Directors, and Clark R. Moore, the Company’s Executive Vice President and General Counsel, each participated in the Bridge Financing, purchasing Bridge Notes with an aggregate principal amount of $1 million and receiving Bridge Warrants exercisable for up to 19,048 shares of the Company’s common stock, and purchasing Bridge Notes with an aggregate principal amount of $50,000 and receiving Bridge Warrants exercisable for up to 953 shares of the Company’s common stock, respectively.

Accounts Payable – Condor. Accruals for drilling costs due to Condor as a working interest owner and revenue receivable due from Condor as a working interest owner represent capital expenditures, lease operating expenses and revenues allocable to the Company for its various working interests in the wells from 12.60% to 18.75% and its net revenue interest varies from 10.01% to 15.00%. At March 31, 2013, Condor owes the Company $205,648 from production sales related to the Company’s net revenue interest in the Niobrara Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet. At March 31, 2013, the Company owes Condor $152,723 from production related expenses and $1,674,216 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. Related to the February 22, 2013 Agreement for Purchase of Term Assignment (the “Purchase Agreement”) between PEDCO MSL and “Berexco” for the acquisition of the “Mississippian Asset” and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117, the $864,866 initial deposit due from PEDCO MSL to Berexco were funds which were initially held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. In February 2013, MIEJ elected not to participate in the Mississippian asset acquisition transaction through Condor, the seller and PEDCO MSL agreed to restructure the Mississippian asset acquisition transaction to provide for PEDCO MSL to be the sole buyer and apply the performance deposit previously paid toward the purchase price due from us in the restructured transaction, and PEDCO MSL is now obligated to refund to Condor the amount of $432,433 representing the 50% of the deposit paid by MIEJ to Condor. The $432,433 is also reflected in accounts payable - related party in the accompanying balance sheet.

During the three months ended March 31, 2013 and 2012, the Company charged $149,007 and $0, respectively, in expenses related to a management services agreement with Condor. This management fee represents an amount agreed upon between MIEJ and the Company as being reflective of the approximate amount of time and resources the Company personnel dedicates to Condor-related matters on a monthly basis. Prior to November 1, 2012, the Company charged a monthly management of $28,250 to Condor. On November 1, 2012, the Company began charging a monthly management fee of $40,300. Condor will be paying a monthly management fee at least for the duration of 2013 based on the agreed upon 2013 budget which was further revised in December 2012 to $50,000 per month. As of March 31, 2013, the Company had accrued $98,789 in amounts due from Condor under the agreement.

NOTE 16 – FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic No. 820 - 10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 - 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic No. 820 - 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a Monte Carlo Simulation valuation model.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2013

Derivative liabilities – warrant instruments	$-	$11,460	$-	$11,460

NOTE 17 – SUBSEQUENT EVENTS

On April 23, 2013, the Company completed a 1-for-3 reverse stock split of its common stock, effective as of the close of business on April 23, 2013. As a result of the reverse stock split, every three shares of the Company’s common stock have been converted into one share of the Company’s common stock. Fractional shares resulting from the reverse stock split have been rounded up to the nearest whole share. The common stock split was effective with the Financial Industry Regulatory Authority ("FINRA") and in the marketplace on May 9, 2013. All preferred stock had previously been converted to common stock on a one for one basis on January 27, 2013 prior to the reverse stock split. The stock split affected all issued and outstanding shares of the Company's common stock, Series A preferred stock, as well as common stock underlying stock options, stock appreciation rights, restricted stock units, warrants and convertible debentures outstanding immediately prior to the effectiveness of the stock split. As of April 23, 2013, the Company's issued and outstanding shares of common stock decreased from approximately 41.7 million pre-stock split shares to approximately 13.9 million post-stock split shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

On July 27, 2012, we completed our acquisition of Pacific Energy Development Corp., which we refer to as Pacific Energy Development. The acquisition was accounted for as a “reverse acquisition,” and Pacific Energy Development was deemed to be the accounting acquirer in the acquisition. Because Pacific Energy Development was deemed the acquirer for accounting purposes, the financial statements of Pacific Energy Development are presented as the continuing accounting entity. The assets and operations of our company prior to the merger are included in our financial statements only from the date of the merger.

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

Our Business

We are an energy company engaged in the acquisition, exploration, development and production of oil and natural gas resources in the United States, with a primary focus on oil and natural gas shale plays and a secondary focus on conventional oil and natural gas plays. Our current operations are located primarily in the Niobrara Shale play in the Denver-Julesburg Basin in Morgan and Weld Counties, Colorado, the Eagle Ford Shale play in McMullen County, Texas, and the Mississippian Lime play in Comanche, Harper, Barber and Kiowa Counties, Kansas. We also hold an interest in the North Sugar Valley Field in Matagorda County, Texas, though we consider this a non-core asset.

We have approximately 10, 604 gross (2,850 net) acres of oil and gas properties in our Niobrara core area. Our current Eagle Ford position is a 3.97% non-operated working interest in 1,331 gross (53 net) acres. We also recently acquired an average 97% working interest in 7,006 gross (6,763 net) acres in the Mississippian Lime play, which we operate. Condor Energy Technology LLC, which we jointly own and manage with an affiliate of MIE Holdings Corporation as described below, operates our Niobrara interests, including three producing wells in the Niobrara asset with aggregate current daily production of approximately 324 Bbl of oil and 819 Mcf of natural gas or 462 BOE (140 BOE net). We believe our current assets could contain a gross total of 239 drilling locations.

We also have an option agreement in place (subject to customary closing conditions) for the acquisition of an additional 7,880 gross (7,043 net) acres in the Mississippian Lime play in Comanche, Harper, Barber and Kiowa Counties, Kansas and Woods County, Oklahoma, expiring May 30, 2013.

We believe that the Niobrara, Eagle Ford and Mississippian Shale plays represent among the most promising unconventional oil and natural gas plays in the United States. We will continue to seek additional acreage proximate to our currently held core acreage. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the remainder of 2013 will continue to be focused on the acquisition, development and expansion of these formations.

Strategic Alliances

MIE Holdings

Through the relationships developed by our founder and Chief Executive Officer, Frank Ingriselli, we formed a strategic relationship with MIE Holdings Corporation (Hong Kong Stock Exchange code: 1555.HK), one of the largest independent upstream onshore oil companies in China, which we refer to as MIE Holdings, to assist us with our plans to develop unconventional shale properties. According to information provided by MIE Holdings, MIE Holdings has drilled and currently operates over 2,000 oil wells in China and brings extensive drilling and completion experience and expertise, as well as a strong geological team. MIE Holdings has also been a significant investor in our operations, and as discussed below, our Niobrara and Eagle Ford assets are held all or in part by the following joint ventures which we jointly own with affiliates of MIE Holdings:

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

MIE Holdings has been a valuable partner providing us necessary capital in the early stages of our development. It purchased 1,333,334 shares of our Series A preferred stock, which was automatically converted into 1,333,334 shares of our common stock in January 2013, and acquired an 80% interest in Condor for total consideration of $3 million, and as of March 25, 2013, has loaned us $6.17 million through a short-term note to fund operations and development of the Niobrara asset and $432,433 toward the acquisition of the Mississippian asset. Recently, MIE Holdings has also introduced us to its banking relationships in order for us to start the process of seeking to obtain a line of credit for future acquisition and development costs.

STXRA

On October 4, 2012, we established a technical services subsidiary, Pacific Energy Technology Services, LLC, which is 70% owned by us and 30% owned by South Texas Reservoir Alliance, LLC, which we refer to as STXRA, through which we plan to provide acquisition, engineering, and oil drilling and completion technology services in joint cooperation with STXRA in the United States and Pacific Rim countries, particularly in China. While Pacific Energy Technology Services, LLC currently has no operations, only nominal assets and liabilities and limited capitalization, we anticipate actively developing this venture in 2013.

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

Our Core Areas

The majority of our capital expenditure budget for the remainder of 2013 will be focused on the acquisition and development of our core oil and natural gas properties: the Niobrara, Eagle Ford and Mississippian formations. The following paragraphs summarize each of these core areas.

Niobrara Asset

As of March 31, 2013, we held approximately 2,850 net acres in oil and natural gas properties covering approximately 10,604 gross acres that are located in Morgan and Weld Counties, Colorado that include the Niobrara formation, which we refer to as the Niobrara asset. We hold approximately 1,243 of our Niobrara leased acreage directly, and hold the remaining approximately 1,607 acres through our ownership in Condor, which holds approximately 8,035 acres in the leased acreage in the Niobrara asset. We and/or Condor own working interests in individual leasehold interests in the Niobrara asset ranging from 0.03% to 100%.

Condor is designated as the operator of the Niobrara asset. The day-to-day operations of Condor are managed by our management, and Condor’s Board of Managers is comprised of our President and Chief Executive Officer, Mr. Frank Ingriselli, and two designees of MIE Holdings. In addition, MIE Holdings has loaned us approximately $6.17 million through a short-term note to fund operations and development of the Niobrara asset and $432,433 toward the acquisition of the Mississippian asset.

Based on approximately 250 square miles of 3D seismic data covering the Niobrara asset, we estimate that there are up to 180 potential gross drilling locations in the Niobrara asset, with seven gross well locations already identified for our 2012-2013 Niobrara development plan, including our initial well completed in July 2012 and our second and third wells completed in February 2013, leaving four gross wells to be drilled and completed in our development plan for the remainder of 2013. Even when properly interpreted, however, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts and seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock. We believe that the Niobrara asset affords us the opportunity to participate in this emerging play at an early stage, with a position in the Denver-Julesburg Basin adjacent to significant drilling activity.

Condor completed drilling the initial horizontal well on the Niobrara asset, the FFT2H, in April 2012, reaching a total combined vertical and horizontal depth of 11,307 feet. Halliburton performed a 20-stage frack of the well in mid-June 2012, with the well being completed in July 2012 with a gross initial production rate of 424 Bbls of oil per day and 76 Mcf of natural gas per day (437 gross BOE per day and 137 net BOE per day) from the Niobrara formation. Condor completed drilling its second horizontal well on the Niobrara asset, the Waves 1H, in November 2012, drilling to 11,114 feet measured depth (6,200 true vertical foot depth) in eight days. The 4,339 foot lateral section was completed in 18 stages by Halliburton in February 2013, and the well tested at a gross initial production rate of 528 Bbls of oil per day and 360 Mcf of natural gas per day (588 gross BOE per day and 182 net BOE per day) from the Niobrara “B” Bench target zone. Condor also completed drilling its third horizontal well on the Niobrara asset, the Logan 2H, in December 2012 to 12,911 feet measured depth (6,112 true vertical depth) in nine days. The 6,350 foot lateral section was completed in 25 stages by Halliburton in January 2013, and tested at a gross initial production rate of 522 Bbls of oil per day and 378 Mcf of natural gas per day (585 gross BOE per day and 172 net BOE per day) from the Niobrara “B” Bench target zone in February 2013.

Eagle Ford Asset

As of March 31, 2013, we held 53 net acres in certain oil and gas leases covering approximately 1,331 gross acres in the Leighton Field located in McMullen County, Texas, which is currently producing oil and natural gas from the highly-prospective Eagle Ford Shale formation, which we refer to as the Eagle Ford asset. We hold these interests through our 50% ownership interest in White Hawk, which holds a 7.939% working interest in the Eagle Ford asset.

The Eagle Ford asset currently has three wells that have been drilled and are producing, with initial production rates, as publicly disclosed by Sundance Energy, Inc. (formerly Texon Petroleum Limited), the operator of the Eagle Ford asset, of 1,202 Bbl per day and 782 Mcf per day for the first well, 1,488 Bbl per day and 700 Mcf per day for the second well, and 1,072 Bbl per day and 1,137 Mcf per day for the third well. During the month of February 2013 the net production attributable to our 3.97% interest from these wells was 409 Bbl of oil and 633 Mcf of natural gas. Based on our current understanding of the field, on the approximately 1,331 gross acre Eagle Ford asset, approximately 17 more Eagle Ford gross wells may be drilled. We expect that the operator will drill one additional gross well during 2013.

Mississippian Asset

On March 25, 2013, we acquired an average 97% working interest in the Mississippian Lime covering approximately 7,006 gross (6,763 net) acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, which we refer to as the Mississippian asset, and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117, pursuant to an agreement for purchase of term assignment entered into with Berexco LLC (the “Berexco”).

The Mississippian acquisition is structured as a primary term assignment to us by Berexco of the leasehold interests which expires on December 29, 2014. If we drill at least three (3) horizontal wells on these leasehold interests during this primary term, then we have the option, in our sole discretion, to extend the primary term with respect to some or all of the leases subject to the assignment for an additional one (1) year period upon payment to Berexco of an additional $200 per net acre covered by the leases upon which the option is exercised. If we complete a commercially producing well during the primary or extended terms, then Berexco shall assign such leases to us for as long as the wells produce in paying quantities, with each horizontal well of at least 4,000 feet in length holding 320 acres covered by the leases, each short horizontal well with a length of between less than 4,000 feet and at least 2,000 feet in length holding 160 acres, and each vertical well holding 10 acres. Berexco shall retain an overriding royalty interest equal to the positive difference, if any, obtained by subtracting existing leasehold burdens from 22.5% before payout and 25% after payout (reduced to extent Berexco assigns less than 100% working interest to us). For purposes of the Mississippian agreement, “payout” is defined as such time, on a well by well basis, when a well has sold the following specified barrels of oil equivalent (“BOE”), (utilizing a conversion factor for gas sales of 8 Mcf per 1 barrel of oil): for a vertical well, ten thousand (10,000) BOE; for a short horizontal well: twenty-five thousand (25,000) BOE; and for a horizontal well: fifty thousand (50,000) BOE.

In addition, we entered into an option agreement with Berexco, dated February 22, 2013, for a nonrefundable option fee of $300,000 payable in equal $100,000 installments on each of March 25, 2013, April 25, 2013, and May 25, 2013, whereby Berexco granted us an exclusive option (“Option”), expiring on May 30, 2013, to purchase a term assignment with respect to certain interests in the Mississippian Lime covering an additional approximately 7,043 net acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, and Woods County, Oklahoma and approximately 9.0 square miles of related 3-D seismic data, for an aggregate purchase price upon exercise of the Option of $4,216,544. We may, at our sole election, forfeit the Option by non-payment of any of the $100,000 Option payments when due. We have paid the first two Option payments due of $100,000 on each of March 25, 2013 and April 25, 2013.

We serve as the operator of the Mississippian asset, which includes both undeveloped and held-by-production (HBP) positions. We anticipate drilling the first well on the Mississippian asset in the second quarter of 2013, with a total of three wells planned in 2013. The Mississippian oil play is one of the latest oil plays that have recently captured attention in the industry, and we believe that there is an opportunity to acquire additional interests in this emerging play on attractive terms.

Recent Developments

Reverse Stock Split

On April 23, 2013, we completed a 1-for-3 reverse stock split of our common stock, effective as of the close of business on April 23, 2013. As a result of the reverse stock split, every three shares of our common stock have been converted into one share of our common stock. Fractional shares resulting from the reverse stock split have been rounded up to the nearest whole share. The common stock split was effective with the Financial Industry Regulatory Authority ("FINRA") and in the marketplace on May 9, 2013. Except as otherwise noted, all share and per share amounts set forth in this report have been adjusted to reflect the 1-for-112 reverse stock split of our common stock that was effected on July 30, 2012, and the 1-for-3 reverse stock split of our common stock that was effected on April 23, 2013.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations and Financial Condition

As discussed above, the financial statements of Pacific Energy Development are presented as the continuing accounting entity and the below discussion relates to the financial information of Pacific Energy Development as the continuing accounting entity. The financial statements prior to the date of the merger represent the operations of pre-merger Pacific Energy Development only. After the date of the merger, the financial statements include the operations of the combined companies. All of the numbers presented below are rounded numbers and should be considered as approximate.

Comparison of the Three Months Ended March 31, 2013 with the Three Months Ended March 31, 2012

Oil and Gas Revenue. For the three months ended March 31, 2013, we generated a total of $269,000 in revenues, $211,000 of which revenues were generated from the three producing wells in the Niobrara Asset. Prior to March 2012, we were focused on acquiring oil and natural gas properties, and had not yet generated any revenue. Oil and gas revenues generated by the former Blast business operations (“Blast”) were $58,000 for the three months ended March 31, 2013. The oil and gas revenue for Blast only includes results after the merger with Pacific Energy Development closed in July 2012.

Lease Operating Expenses. For the three months ended March 31, 2013, operating expenses associated with the oil and gas properties were comprised of $41,000 for our business and an additional $78,000 for Blast. There was no well operating expenses for us for the three months ended March 31, 2012. The oil and gas well operating expenses for Blast only include results after the merger with Pacific Energy Development closed in July 2012.

Depreciation, Depletion and Amortization (“DD&A”). DD&A costs were $138,000 for the three months ended March 31, 2013, compared to $0 for the three months ended March 31, 2012, as recording of depletion commenced in 2012 when the wells began producing revenue.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $625,000 to $1,260,000 for the three months ended March 31, 2013, compared to $635,000 for the three months ended March 31, 2012. The increase was primarily due to accounting and other professional fees, increased staff, and legal fee expenses in the 2013 period not applicable to the 2012 period.

	For the Three Months Ended
	March 31,		Increase
(in thousands)	2013	2012	(Decrease)
Payroll and related costs	$334	$246	$88
Option and warrant expense	254	254	-
Legal fees & settlements	77	9	68
Accounting and other professional fees	513	87	426
Insurance	56	7	49
Travel & entertainment	5	12	(7)
Office rent, communications, misc.	21	20	1
	$1,260	$635	$625

Loss from Equity Method Investment. Loss from equity method investments was $85,000 for the three months ended March 31, 2013, compared with $28,000 for the three months ended March 31, 2012. We have two investments accounted for using the equity method, Condor and White Hawk, which were acquired in 2012. The increased loss was due primarily to costs associated with exploration of new, unproven areas within the Condor property and general and administrative costs incurred for the second year of Condor operations.

Interest Expense. Interest expense was $175,000 for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012. This increase was primarily due to amortization of the Bridge Notes and interest accrued for loans to MIEJ.

Interest Income. Interest income was $44,000 for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012. This increase was primarily due to interest accrued for loans to Condor and White Hawk.

Net Loss. Net loss increased by $819,000 to a net loss of $1,481,000 for the three months ended March 31, 2013, compared to a net loss of $662,000 for the three months ended March 31, 2012. This increase was primarily due to an increase in operating expenses and interest expense as described above.

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

On October 10, 2012, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”), for a proposed underwritten public offering of our common stock (the “Pending Public Offering”). Subject to clearance by the SEC, we anticipate closing the Pending Public Offering in the second quarter of 2013, although there can be no guarantee that we will be able to close the Pending Public Offering, or, if closed, raise the full amount sought in the offering. We intend to use the net proceeds that we receive from the Pending Public Offering to fund capital expenditures for leasehold acquisitions and development as well as for general corporate purposes.

Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects. We estimate that we will make capital expenditures, excluding capitalized interest and general and administrative expense, of approximately $15.4 million during the period from May 1, 2013 to December 31, 2013 in order to achieve our plans.

We do not expect the proceeds from the Pending Public Offering, cash flow from operations and our existing cash on hand will be sufficient to fund our planned capital expenditures until the end of 2013, and we therefore expect to complete one or more debt financings to fund the balance of our planned 2013 capital expenditures. Because the wells funded by our 2013 drilling plans represent only a small percentage of our potential drilling locations, we will be required to generate or raise additional amounts of capital to develop our entire inventory of potential drilling locations, if we elect to do so. We may seek additional funding through asset sales, farm-out arrangements, lines of credit and public or private equity or debt financings.

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

Historical Liquidity and Capital Resources

On March 25, 2013, we and MIE Jurassic Energy Corporation, an affiliate of MIE Holdings (“MIEJ”), amended and restated that certain Secured Subordinated Promissory Note, dated February 14, 2013 (the “MIEJ Note”), to increase from $5 million the maximum amount available for us to borrow thereunder to $6.5 million, and to permit amounts borrowed under the MIEJ Note to be used by us to fund fees and expenses allocable to us with respect to our operations in the Niobrara asset, Niobrara asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ with respect to the Mississippian asset acquisition and applied toward our purchase price of the Mississippian asset. The MIEJ Note converts amounts previously advanced by MIEJ to us in the amount of $2.17 million to fund operations in the Niobrara asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to us under the MIEJ Note on February 14, 2013 and $2 million loaned by MIEJ to us under the MIEJ Note on March 25, 2013, for a total current principal amount outstanding under the MIEJ Note of $6.17 million as of March 31, 2013. There is currently approximately $330,000 available for future borrowing by us under the MIEJ Note.

On March 22, 2013, to finance the acquisition of the Mississippian asset, we closed a private placement of $4.0 million aggregate principal amount of secured promissory notes (the “Bridge Notes”). The Company incurred debt offering costs and deferred financing costs of $40,000 in connection with the debt placement.

We had total current assets of $4,428,000 as of March 31, 2013, including cash of $3,982,000, compared to total current assets of $2,824,000 as of December 31, 2012, including a cash balance of $2,478,000.

We had total assets of $19.3 million as of March 31, 2013 compared to $11.1 million as of December 31, 2012. Included in total assets as of March 31, 2013 and December 31, 2012, were $3.2 million and $2.4 million, respectively, of proved oil and gas properties subject to amortization.

We had total liabilities of $13.8 million as of March 31, 2013, including current liabilities of $13.8 million, compared to total liabilities of $4.8 million as of December 31, 2012, including current liabilities of $4.7 million.

We had negative working capital of $9.3 million, total shareholders’ equity of $5.5 million and a total accumulated deficit of $14.3 million as of March 31, 2013, compared to negative working capital of $1.9 million, total shareholders’ equity of $5.1 million and a total accumulated deficit of $12.8 million as of December 31, 2012.

Cash Flows From Operating Activities. We had net cash used in operating activities of $1.7 million for the three months ended March 31, 2013, which was primarily due to a $1.5 million loss from continuing operations and a $0.7 million reduction in accounts payable to related parties, offset by $0.3 million of non-cash stock compensation expense

Cash Flows From Investing Activities. We had net cash used in investing activities of $4.8 million for the three months ended March 31, 2013. Cash was used for oil and gas property acquisitions in the amount of $3.8 million.

Cash Flows From Financing Activities. We had net cash provided from financing activities of $8.0 million for the three months ended March 31, 2013, with the majority of this provided by notes payable.

Recent Accounting Pronouncements

During the period ended March 31, 2013, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

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

Except as otherwise discussed above, there were no changes in our internal control over financial reporting during the first quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is party to any pending legal proceedings.

ITEM 1A. RISK FACTORS

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 11, 2013, the Company issued 177,778 shares of common stock upon conversion of 177,778 shares of its Series A preferred stock held by a shareholder.

On January 27, 2013 the Company issued 6,659,682 shares of common stock on a 1-for-1 conversion of all our 6,659,682 outstanding Series A preferred stock, pursuant to the automatic conversion provisions the Company’s Series A Convertible Preferred Stock Amended and Restated Certificate of Designations.

On March 22, 2013, the Company issued warrants exercisable for up to an aggregate of 76,198 shares of common stock in connection with the closing of the Company’s secured promissory note and warrant bridge financing to investors participating therein, and an additional warrant exercisable for up to an aggregate of 9,524 shares of common stock to a placement agent solely in connection with a non-U.S. Person participating in the bridge financing.

On April 23, 2013 the Company effected a reverse stock split of its common stock on a 1-for-3 basis.

The issuances and grants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Act since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients (a) were “accredited investors,” (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act of 1933; and/or (c) were non-U.S. persons.

With respect to any exchanges or conversions of the Company’s outstanding securities discussed above, the Company claims an exemption from registration afforded by Section 3(a)(9) of the Act for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Michael L. Peterson
Previously filed on January 16, 2013 as an exhibit to Amendment Number 2 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.2
Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Frank C. Ingriselli
Previously filed on January 16, 2013 as an exhibit to Amendment Number 2 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.3
Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore
Previously filed on January 16, 2013 as an exhibit to Amendment Number 2 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.4
Agreement for Purchase of Term Assignment, dated February 22, 2013, by Berexco LLC and Pacific Energy Development MSL LLC
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.5
Mandate, dated February 25, 2013, entered into by and between PEDEVCO Corp. and Somerley Limited
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.6
Form of Bridge Financing Note and Warrant Purchase Agreement
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.7
Form of Bridge Financing Secured Promissory Note
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.8	Form of Bridge Financing Warrant Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.
10.9
Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.10
Letter Agreement, dated March 25, 2013, by and between PEDEVCO Corp. and South Texas Reservoir Alliance LLC
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.11*	Letter Agreement, dated May 15, 2013, by and between PEDEVCO Corp. and South Texas Reservoir Alliance LLC
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
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

PEDEVCO Corp.

Date: May 17, 2013	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2013	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Michael L. Peterson
Previously filed on January 16, 2013 as an exhibit to Amendment Number 2 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.2
Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Frank C. Ingriselli
Previously filed on January 16, 2013 as an exhibit to Amendment Number 2 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.3
Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore
Previously filed on January 16, 2013 as an exhibit to Amendment Number 2 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.4
Agreement for Purchase of Term Assignment, dated February 22, 2013, by Berexco LLC and Pacific Energy Development MSL LLC
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.5
Mandate, dated February 25, 2013, entered into by and between PEDEVCO Corp. and Somerley Limited
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.6
Form of Bridge Financing Note and Warrant Purchase Agreement
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.7
Form of Bridge Financing Secured Promissory Note
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.8	Form of Bridge Financing Warrant Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.
10.9
Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.10
Letter Agreement, dated March 25, 2013, by and between PEDEVCO Corp. and South Texas Reservoir Alliance LLC
Previously filed on March 26, 2013 as an exhibit to Amendment Number 4 to the Registrant's Registration Statement on Form S-1 incorporated herein by reference.

10.11*	Letter Agreement, dated May 15, 2013, by and between PEDEVCO Corp. and South Texas Reservoir Alliance LLC
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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