Form 10-Q
period 2013-06-30
PEDEVCO CORP
filed 2013-08-14
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to_____

Commission file number: 001-35922

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

At August 14, 2013, there were 22,499,578 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and Six Months Ended June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2013	2012

Assets
Current assets:
Cash	$1,773,109	$2,478,250
Accounts receivable - oil and gas	-	16,571
Accounts receivable - oil and gas - related party	155,504	112,488
Accounts receivable - related party	217,638	83,064
Deferred financing costs	46,709	-
Prepaid expenses and other current assets	23,582	133,900
Total current assets	2,216,542	2,824,273

Oil and gas properties:
Oil and gas properties, subject to amortization, net	3,202,321	2,420,688
Oil and gas properties, not subject to amortization, net	5,918,014	925,382
Total oil and gas properties, net	9,120,335	3,346,070

Equipment, net of accumulated depreciation	61,525	87,883
Notes receivable - related parties	4,297,648	2,786,064
Other assets	2,090	-
Investments - equity method	1,933,820	2,098,334
Investments - cost method	4,100	4,100
Total assets	$17,636,060	$11,146,724

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$217,176	$132,243
Accounts payable - related party	2,450,339	922,112
Accrued expenses	1,157,296	1,449,014
Accrued expenses - related party	643,529	36,168
Notes payable, net of discount	2,636,140	-
Notes payable, net of discount- related party	938,290	2,170,065
Common stock payable	217,943	-
Total current liabilities	8,260,713	4,709,602

Long-term liabilities:
Notes payable – related party	6,170,065	-
Asset retirement obligations	69,242	59,298
Total liabilities	14,500,020	4,768,900

Commitments and contingencies

Redeemable Series A convertible preferred stock: -0- and 555,556 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	1,250,000

Shareholders'equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, -0- and 6,234,845 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	-	6,235
Common stock, $0.001 par value, 200,000,000 shares authorized;
13,913,875 and 7,183,501 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	13,914	7,184
Stock subscription receivable	(392,825)	(276,326)
Additional paid-in capital	20,205,893	18,167,419
Accumulated deficit	(16,690,942)	(12,776,688)
Total shareholders' equity	3,136,040	5,127,824

Total liabilities and shareholders' equity	$17,636,060	$11,146,724

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Oil and gas sales	$156,146	$157,665	$425,213	$157,665

Operating expenses:
Lease operating costs	269,368	47,835	389,044	47,835
Selling, general and administrative expense	1,288,253	457,151	2,548,342	1,091,413
Impairment of oil and gas properties	53,862	-	88,503	-
Loss on oil and gas property acquisition deposit	200,000	-	200,000	-
Depreciation, depletion, amortization and accretion	116,570	13,469	255,021	13,959
Total operating expenses	1,928,053	518,455	3,480,910	1,153,207

Gain on sale of equity method investments	-	64,168	-	64,168
Loss from equity method investments	(282,303)	(28,083)	(367,602)	(55,654)
Operating loss	(2,054,208)	(324,705)	(3,423,299)	(987,028)

Other income (expense):
Interest expense	(432,126)	-	(606,682)	-
Interest income	41,944	1,496	86,428	1,782
Gain on change in derivative fair value	11,460	-	14,005	-
Other income	-	-	15,294	-
Total other expense	(378,722)	1,496	(490,955)	1,782

Net loss	$(2,432,931)	$(323,209)	$(3,914,254)	$(985,246)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.05)	$(0.30)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	13,913,815	5,953,534	12,966,415	5,862,105

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities:	$(3,914,254)	$(985,246)
Net loss

Adjustments to reconcile net loss to net cash used
in operating activities:
Stock based compensation expense	434,022	279,907
Impairment of oil and gas properties	88,503	-
Loss on oil and gas property acquisition deposit	200,000	-
Depreciation, depletion, amortization and accretion	255,021	13,257
Gain on sale of equity method investment	-	(64,168)
Loss from equity method investments	367,602	56,357
Amortization of debt discount and deferred financing costs	95,764	-
Gain on change in fair value of derivative	(14,005)	-
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	16,571	(27,094)
Accounts receivable - oil and gas - related party	(43,016)	(444,028)
Accounts receivable - related party	(134,574)	-
Prepaid expenses and other current assets	110,318	10,806
Other assets	(2,090)	-
Accounts payable	(91,396)	171,143
Accounts payable - related party	(373,397)	-
Accrued expenses	(211,718)	(167,801)
Accrued expenses - related party	502,361	(32,775)
Cash used in operating activities	(2,714,248)	(1,189,642)

Cash Flows From Investing Activities:
Cash paid for unproved leasehold costs	(3,907,471)	(1,500,000)
Cash paid for oil and gas property acquisition deposit	(200,000)	-
Cash paid for drilling costs	(128,750)	(1,550)
Issuance of notes receivable - related parties	(1,714,672)	-
Cash proceeds from the sale of White Hawk investment	-	1,000,000
Cash paid for acquisition of Blast Energy Services, Inc.	-	(446,478)
Cash used in investing activities	(5,950,893)	(948,028)

Cash Flows From Financing Activities:
Proceeds from notes payable, net of financing costs	2,950,000	-
Proceeds from notes payable, related parties, net of financing costs	5,050,000	-
Cash paid for deferred financing cost	(40,000)	-
Proceeds from sales of Series A preferred stock, net of offering costs	-	4,443,285
Proceeds from sales of common stock, net of offering costs	-	137
Net cash provided by financing activities	7,960,000	4,443,422

Net increase (decrease) in cash	(705,141)	2,305,752
Cash at beginning of period	2,478,250	176,471
Cash at end of period	$1,773,109	$2,482,223

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Accrual of drilling costs	$871,602	$-
Accrual of oil and gas properties acquisition costs	$1,173,664	$1,000,000
Change in estimates of asset retirement obligations	$1,444	$-
Issuance of 555,556 shares of Series A preferred stock in exchange for acquisition of Excellong E&P-2, Inc.	$-	$1,250,000
Issuance of 76,667 shares of Series A preferred stock to settle payables	$-	$172,500
Conversion of Series A preferred stock to common stock	$6,282	$-
Conversion of redeemable preferred stock to common stock	$556	$-
Expiration of redemption feature in 555,556 shares of Series A preferred stock issued in acquisition of Excellong E&P-2, Inc.	$1,250,000	$-
Issuance of common stock in settlement of stock payable	$80,000	$-
Issuance of preferred stock in settlement of stock payable	$47	$-
Rescission of common stock issued for exercise of stock options in 2012	$121	$-
Debt discount related to warrants issued in conjunction with notes payable	$243,771	$-
Deferred financing costs related to warrants issued in conjunction with notes payable	$31,176	$-
Fair value of derivative warrant instruments issued with notes payable	$14,005	$-
Shares granted to Esenjay in exchange for acquisition of Excellong E&P-2, Inc. on behalf of Condor	$116,499	$-
Reduction in notes receivable for the equity investment losses in excess of the Company's investment account	$203,088	$-
Warrants issued to MIE for sale of White Hawk equity interests	$-	$2,586
Contribution of Excellong E&P-2, Inc. to White Hawk as equity investment	$-	$3,734,986
Purchase adjustment for sale of White Hawk interest	$-	$58,332

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO CORP., formerly Blast Energy Services, Inc. (“PEDEVCO” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO‘s latest Annual Report filed with the SEC on Form 10-K, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K on March 25, 2013, as amended, have been omitted.

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO’s primary business plan is: (i) engaging in the acquisition, exploration, development and production of oil and natural gas resources in the United States, primarily shale oil and natural gas and secondarily conventional oil and natural gas opportunities in the United States (U.S.), and (ii) subsequently utilizing the Company’s strategic relationships for acquisition, exploration, development and production in Asia, with a particular focus on China and Kazakhstan.

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

The Company also owns an average 98% working interest in leases covering the Mississippian Lime located in Comanche, Harper, Barber and Kiowa Counties, Kansas. The Company serves as the operator of this asset and anticipates drilling its first well in the third quarter of 2013.

The Company plans to focus initially on developing shale oil and gas assets held by the Company in the U.S., including its first oil and gas working interest known as the “Niobrara Asset,” its second oil and gas working interest known as the “Eagle Ford Asset,” and its most recently acquired oil and gas working interest known as the “Mississippian Asset”. Subsequently, the Company plans to seek additional shale oil and gas and conventional oil and gas asset acquisition opportunities in the U.S. and Asia utilizing its strategic relationships and technologies that may provide the Company a competitive advantage in accessing and exploring such assets. Some or all of these assets may be acquired by subsidiaries, and equity investees such as Condor and White Hawk, or others that may be formed at a future date.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and those of its wholly-owned subsidiaries as follows: (i) Eagle Domestic Drilling Operations LLC, a Texas limited liability company (which was voluntarily dissolved effective July 10, 2013); (ii) Blast AFJ, Inc., a Delaware corporation; (iii) Pacific Energy Development Corp., a Nevada corporation; (iv) Pacific Energy Technology Services, LLC, a Nevada limited liability company; (v) Pacific Energy & Rare Earth Limited, a Hong Kong company; (vi) Blackhawk Energy Limited, a British Virgin Islands company; and (vii) Pacific Energy Development MSL, LLC, a Nevada limited liability company. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2013 and December 31, 2012, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2013, approximately $1,269,874 of the Company’s cash balances were uninsured. The Company has not experienced any losses in such accounts.

Sales to two customers comprised 100% of the Company’s oil revenues and sales to one customer comprised 100% of its gas revenues for the six-month period ended June 30, 2013.  For the six months ending June 30, 2012, sales to two customers comprised 100% of the Company’s oil revenues and there were no gas revenues for the six - month period ended June 30, 2012. The Company believes that, in the event that its primary customer was unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

Depreciation, depletion and amortization of capitalized oil and gas properties are calculated on a field by field basis using the unit of production method. Lease acquisition costs are amortized over the total estimated proved developed and undeveloped reserves and all other capitalized costs are amortized over proved developed reserves.

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

Stock-Based Compensation. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company’s share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from the Company’s historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

The Company estimates volatility by considering the historical stock volatility. The Company has opted to use the simplified method for estimating expected term, which is generally equal to the midpoint between the vesting period and the contractual term.

Earnings or Loss per Common Share. Basic earnings per common share equal net earnings or loss divided by weighted average common shares outstanding during the period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the six month periods ended June 30, 2013 and 2012, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. As of June 30, 2013, the Company excluded 1,335,800 potentially issuable shares of common stock related to options and 696,213 potentially issuable shares of common stock related to warrants due to their anti-dilutive effect.

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

NOTE 4 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the six months ended June 30, 2013:

	December 31, 2012	Additions	Disposals	Transfers	June 30, 2013
Unproved properties	$1,105,645	$5,081,135	$-	$-	$6,186,780
Proved properties	2,479,535	1,000,352			3,479,887
Asset retirement costs	16,552	(1,444)	-	-	15,108
Accumulated depreciation depletion and impairment	(255,662)	(305,778)	-	-	(561,440)
Total oil and gas assets	$3,346,070	$5,774,265	$-	$-	$9,120,335

The above amounts include the effect of owners who choose not to participate in the costs of the development of the properties (non-consenting owners) which has increased our interest in the properties’ operations during the six months ended June 30, 2013.

The depletion recorded for production on proved properties for the three and six months ended June 30, 2013 amounted to $94,132 and $217,275, respectively. The Company recorded impairment expense for expired leasehold costs in the amount of $53,862 and $88,503 for the three and six months ended June 30, 2013, respectively. During the year ended December 31, 2012, the Company began drilling operations on its FFT2H, Logan 2H and Waves 1H wells. The Company completed the FFT2H well in July 2012. For the six months ended June 30, 2013, the Company has incurred $548,832 and $451,520 in drilling costs related to the Logan 2H and Waves 1H wells, respectively, in addition to amounts previously incurred. These wells were both completed in February 2013.

On February 22, 2013, Pacific Energy Development MSL, LLC (“PEDCO MSL”), a wholly-owned subsidiary of the Company, entered into an Agreement for Purchase of Term Assignment (the “Purchase Agreement”) with Berexco LLC (“Berexco”) for the acquisition of unproved oil and gas interests in the Mississippian Lime covering approximately 6,763 net acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas (the “Mississippian Asset”) and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117. Pursuant to the Purchase Agreement, Berexco applied $864,866 as the initial deposit, due from PEDCO MSL to Berexco, which funds were held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. The Company remains obligated to Condor to refund the amount of $432,433, which was the portion of the initial deposit previously paid into escrow by MIE Jurassic Holding Corporation (“MIEJ”) in connection with the previously contemplated transaction between Condor and Berexco. The remaining $3,774,684 was paid in cash by the Company to Berexco in March 2013. The Company also capitalized $245,135 for legal fees and title work, $72,726 for additional costs (including $67,341 for acquiring an additional 122 acres) and $507,221 payable to South Texas Reservoir Alliance LLC (“STXRA”) for acquisition costs for total capitalized costs of approximately $5,032,000.

On March 25, 2013, PEDCO MSL completed the acquisition of the Mississippian asset, acquiring an average 98% working interest in the Mississippian Lime properties. PEDCO MSL serves as the operator of the asset.

The Mississippian acquisition is structured as a primary term assignment by the seller to PEDCO MSL of the leasehold interests which expires on December 29, 2014. If PEDCO MSL drills at least three (3) horizontal wells on these leasehold interests during this primary term, then PEDCO MSL has the option, in its sole discretion, to extend the primary term with respect to some or all of the leases subject to the assignment for an additional one (1) year period upon payment to the seller of an additional $200 per net acre covered by the leases upon which the option is exercised. If PEDCO MSL completes a commercially producing well during the primary or extended terms, then the seller shall assign such leases to PEDCO MSL for as long as the wells produce in paying quantities, with each horizontal well of at least 4,000 feet in length holding 320 acres covered by the leases, each short horizontal well with a length of between less than 4,000 feet and at least 2,000 feet in length holding 160 acres, and each vertical well holding 10 acres. The seller shall retain an overriding royalty interest equal to the positive difference, if any, obtained by subtracting existing leasehold burdens from 22.5% before payout and 25% after payout (reduced to the extent the seller assigns less than a 100% working interest to PEDCO MSL). For purposes of the Mississippian agreement, “payout” is defined as such time, on a well by well basis, when a well has sold the following specified barrels of oil equivalent (“BOE”), (utilizing a conversion factor for gas sales of 8 thousand cubic feet (Mcf) per 1 barrel of oil (bbl)): for a vertical well, ten thousand (10,000) BOE; for a short horizontal well: twenty-five thousand (25,000) BOE; and for a horizontal well: fifty thousand (50,000) BOE.

In addition, PEDCO MSL and Berexco entered into an option agreement, dated February 22, 2013, for a nonrefundable option fee of $300,000 payable in equal $100,000 installments on each of March 25, 2013, April 25, 2013, and May 25, 2013, whereby Berexco granted to PEDCO MSL an exclusive option (“Option”), expiring on May 30, 2013, to purchase a term assignment with respect to certain interests in the Mississippian Lime covering an additional approximately 7,043 net acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, and Woods County, Oklahoma and approximately 9.0 square miles of related 3-D seismic data, for an aggregate purchase price upon exercise of the Option of $4,216,544. The Company paid $200,000 for the first two installments of the option fee.  The Company has allowed this option to expire through non-payment to Berexco of the third and final $100,000 option consideration payment due on May 25, 2013 and recorded a loss on the option of $200,000.  If the Company wishes to pursue acquisition of this additional acreage at a later date, there can be no assurances that the Company will be able to acquire this acreage on terms acceptable to the Company.

In connection with the closing of the Company’s acquisition of the Mississippian Asset, pursuant to a letter agreement with STXRA dated March 25, 2013, as amended, the Company is obligated to pay STXRA a completion fee of $507,221 (equal to $75.00 per net oil and gas acre acquired in the Mississippian Asset (the “Completion Fee”)), based on the 6,763 net acres acquired, which is payable 80% in cash and 20% in the Company’s common stock, or $405,777 in cash and $101,444 in common stock (the “Equity Consideration”). Such cash compensation is due and payable to STXRA thirty (30) days following the closing of the Company’s next underwritten public offering, and as Equity Consideration the Company issued to STXRA 33,815 shares of common stock on July 11, 2013. The Company recorded an account payable and common stock payable obligation and a corresponding asset to oil and gas properties, not subject to amortization on March 25, 2013 in the accompanying balance sheet for $507,221.  STXRA originally identified the Mississippian asset acquisition opportunity for the Company, and provided substantial acquisition and due-diligence related consulting services to the Company, with their sole compensation being the Completion Fee.

NOTE 5 – EQUIPMENT

Equipment as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Computer equipment	$6,714	$6,714
AFJ Rig	112,089	112,089
Subtotal	118,803	118,803

Less:
Accumulated depreciation	(57,278)	(30,920)
Equipment, net	$61,525	$87,883

Depreciation expense for the six months ended June 30, 2013 and 2012 was $26,358 and $1,065, respectively, and is included in operating expenses in the accompanying consolidated statements of operations.

NOTE 6 – NOTES RECEIVABLE

The Company loaned Condor funds for operations which were documented in a promissory note entered into on February 14, 2013, with an effective date of November 1, 2012, which note permits multiple loans to be made thereunder up to $8,000,000 as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due September 24, 2015. As of June 30, 2013, the balance of the note receivable is $3,862,021 plus accrued interest of $95,258 due from Condor. The balance of the note receivable was also reduced by $203,088 as the losses for the six months ended June 30, 2013 of $363,441 were more than the residual of $160,353 in the investment account and therefore the balance of $203,088 was used to reduce the notes receivable balance.

The Company loaned White Hawk funds for operating expenses and drilling and completion costs for a third Eagle Ford well, pursuant to a promissory note entered into on June 4, 2012, which note permits multiple loans to be made thereunder as separate “advances”, with no stated maximum limit of loan principal. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest of each loan is due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due June 4, 2015. As of June 30, 2013, the balance of the note receivable is $332,974 including accrued interest of $7,395.

NOTE 7 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

In October 2011, the Company formed a new subsidiary, Condor Energy Technology LLC (“Condor”), a limited liability company organized under the laws of the State of Nevada. The Company accounts for its 20% ownership in Condor using the equity method. The Company evaluated its relationship with Condor to determine if Condor was a variable interest entity (“VIE”) as defined in ASC 810-10, and whether the Company was the primary beneficiary of Condor, in which case consolidation with the Company would be required. The Company determined that Condor qualified as a VIE, however, the Company concluded that MIE Holdings was the primary beneficiary as a result of being in control of the Board and its ability to control the funding commitments to Condor. The Company’s total investment in Condor at June 30, 2013 was $0, after recording its share of Condor’s losses for the six months ended June 30, 2013 of $363,441 ($160,353 to the investment account and the balance of $203,088 used to reduce the notes receivable balance) and losses for the year ended December 31, 2012 of $428,100.

	June 30,	December 31,
	2013	2012
Beginning balance	$160,353	$588,453
Contributions	-	-
Equity in net loss at 20%	(160,353)	(428,100)

Ending balance	$-0-	$160,353

On June 13, 2013, Condor spudded the State 16-7-60 1H well (the “State Well”).  Pursuant to that certain Purchase and Sale Agreement, dated July 26, 2012, entered into by Condor and Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd. (collectively, “Esenjay”), Condor became obligated to issue 27,804 shares of common stock (the “Esenjay Shares”) of the Company to Esenjay, as additional consideration due to Esenjay upon the spudding of the first well..  The Esenjay Shares were issuable to Esenjay within ten (10) days of the spud date of the State Well. As of June 30, 2013, the Company had not issued the Esenjay Shares and recorded $116,499 as a stock subscription receivable, due from Condor, for the total of 27,804 shares at $4.19 per share on the date of grant to reflect the shares owed Esenjay by the Company on Condor’s behalf and a corresponding liability for common stock payable.

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, with an effective date of November 1, 2012, which note permits multiple loans to be made thereunder up to $8,000,000 as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due September 24, 2015. As of June 30, 2013, the balance of the note receivable is $3,862,021 plus accrued interest of $95,258 due from Condor.

The Company has an agreement to provide operational and financial management services to Condor for which Condor owes $214,582 at June 30, 2013. The monthly management fee is determined at least annually by the Members of Condor. Prior to November 1, 2012, the Company charged a monthly management of $28,250 to Condor. On November 1, 2012, the Members of Condor agreed to a monthly management fee of $40,300 for 2013 which was further revised in the period ending June 30, 2013 to $55,000 per month.

At June 30, 2013, Condor owes the Company $155,504 from production sales related to the Company’s net revenue interests in the Niobrara Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet.

At June 30, 2013, the Company owes Condor $214,940 from production related expenses and $2,235,399 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. Related to the February 22, 2013 Agreement for Purchase of Term Assignment (the “Purchase Agreement”) between PEDCO MSL and Berexco for the acquisition of the Mississippian Asset and approximately 10.5 square miles of related 3-D seismic data for an aggregate purchase price of $4,207,117, the $864,866 initial deposit due from PEDCO MSL to Berexco were funds which were initially held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. An amount of $432,433 is due from the Company to Condor, representing 50% of this initial deposit, and this amount is also reflected in accounts payable - related party in the accompanying balance sheet.

Summarized income statement information of Condor follows:

	Six months ended June 30, 2013	Six months ended June 30, 2012
Revenues	$1,967,865	$-
Net loss from operations	$(1,439,030)	$(281,666)
Net loss	$(1,817,291)	$(329,606)

White Hawk Petroleum, LLC

The Company accounts for its 50% ownership in White Hawk using the equity method. The Company’s total investment in White Hawk at June 30, 2013 was $1,933,820 after recording its share of White Hawk’s net loss for the six months ended June 30, 2013 of $4,161.

June 30, 2013

Beginning balance, December 31, 2012	$1,937,981
Equity in net loss at 50%	(4,161)
Ending balance, June 30, 2013	$1,933,820

The Company loaned White Hawk funds for operating expenses and drilling and completion costs for a third Eagle Ford well, pursuant to a promissory note entered into on June 4, 2012, which note permits multiple loans to be made thereunder as separate “advances”, with no stated maximum limit of loan principal. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest of each loan is due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due June 4, 2015. As of June 30, 2013, the balance of the note receivable is $332,974 including accrued interest of $7,395.

NOTE 8 – NOTES PAYABLE

Bridge Note Financing

On March 22, 2013, the Company closed a private placement of secured promissory notes (the “Bridge Notes”) for an aggregate principal amount of $4.0 million, together with warrants exercisable for a total of up to 76,198 shares of its common stock at an exercise price of $5.25 per share (the “Bridge Warrants,” and, together with the Bridge Notes, the “Bridge Securities”). At the closing of the bridge financing (the “Bridge Financing”), the Company entered into separate Note and Warrant Purchase Agreements with a total of 16 individual and institutional investors (collectively, the “Bridge Investors”), including ten (10) current Company shareholders, in which the Company sold and issued to the Bridge Investors a total of $4.0 million of Bridge Notes and Bridge Warrants to purchase 76,198 shares of the Company’s common stock (the "Note and Warrant Purchase Agreements") for gross proceeds of $4.0 million. The fair value of the warrants was $256,857 which was recorded as a debt discount. The debt discount as of June 30, 2013, was $166,415. The debt discount was being amortized over the expected life of the Bridge Financing, which is December 2013. Interest expense for the six month period ended June 30, 2013 and 2012 was $90,443 and -0-, respectively.
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

Somerley Limited (“Somerley”) acted as the Company’s placement agent with respect to a portion of the Bridge Financing sold to non-U.S. investors. As compensation, Somerley received total cash fees of $40,000 and Bridge Warrants to purchase a total of up to 9,524 shares of the Company’s common stock at an exercise price of $5.25 per share valued at $32,095 using a Monte Carlo simulation model. The Company capitalized these amounts as deferred financing costs and will be amortized over the expected life of the Bridge Financing. Interest expense for the six month period ended June 30, 2013 was $25,386.

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

The Bridge Notes have an annual interest rate of 10% and are due and payable on the earlier to occur of (i) the date that is thirty (30) days following the closing of the Company’s next underwritten public offering of the Company’s common stock, or (ii) December 31, 2013 (the “Maturity Date”). The Company may, in its sole discretion, repay the Bridge Notes in whole or in part at any time prior to the Maturity Date. The Bridge Notes are secured by a lien and security interest in all of the Company’s assets, subject to a senior lien on the Company’s Niobrara assets held by MIE Jurassic Energy Corporation, an affiliate of MIE Holdings (“MIEJ”), which secures MIEJ’s loans to date under the Note with MIEJ described below.

Upon maturity, the Company is obligated to pay to the holders an additional payment-in-kind (“PIK”) cash amount equal to 10% of the original principal amount of the Bridge Notes, or $400,000. If an event of default on the Bridge Notes occurs, the principal amount of the Bridge Notes, plus accrued and unpaid interest and the PIK, if any, may be declared immediately due and payable, subject to certain conditions set forth in the Bridge Notes. These amounts may automatically become due and payable upon written notice of holders of a majority of the then-outstanding principal amount in the case of certain types of bankruptcy or insolvency events. The PIK liability was reflected as a debt discount to the principal and amortized over the life of the Bridge Notes, which is estimated to be in December 2013. The amount of the debt discount reflected on the balance sheet as of June 30, 2013 was $259,155; and the interest expense was $140,845 for the six month period ended June 30, 2013.

Terms of the Bridge Warrants.

The Bridge Warrants are exercisable for shares of the Company’s common stock for a period of four (4) years commencing as of their issuance date, at an exercise price of $5.25 per share; provided, however, that the exercise price shall be adjusted to the price per share at which the Company issues common stock in the Company’s next underwritten public offering of common stock, if such price per share is lower than $5.25 per share and such offering occurs within six months of the grant date. The Bridge Warrants may be exercised on a cashless basis. The Company has determined that these warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Such warrants have been recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Monte Carlo simulation valuation model in the period ended March 31, 2013. The Company has now determined that a public offering will not be closed prior to the six month expiration of any possible exercise price adjustment on September 22, 2013. Therefore the exercise price of the warrants will not be reset and the derivative feature of the warrants has no value as of the period ending June 30, 2013.

Related Party Financings

MIE Jurassic Energy Corporation

On February 14, 2013, the Company’s subsidiary, Pacific Energy Development Corp. (“PEDCO”) entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “Note”) with MIEJ, with an effective date of November 1, 2012. Under the Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million under the Note, with repaid amounts not being permitted to be re-borrowed. Amounts borrowed under the Note may only be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset, Niobrara Asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ to Condor with respect to the Mississippian Asset acquisition and applied toward the Company’s purchase price of the Mississippian Asset. When drawn, principal borrowed under the Note carries an interest rate of 10.0% per annum. Principal and accrued interest under the Note shall be due and payable within ten (10) business days of August 31, 2014. The Note may be prepaid in full by PEDCO without penalty, and is secured by all of PEDCO’s ownership and working interests in the FFT2H, Logan 2H and Waves 1H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such wells, and PEDCO’s ownership and working interests in each future well drilled and completed in the Niobrara Asset. The Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the Note on March 25, 2013, for a total current principal amount outstanding under the Note of $6.17 million as of June 30, 2013. There is currently approximately $330,000 available for future borrowing by PEDCO under the Note. Further, the Company owes $274,738 in accrued interest at June 30, 2013 under the Note.

NOTE 9 – DERIVATIVE LIABILITIES

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The warrants issued in connection with the Bridge Warrants (as discussed in Note 9 – Bridge Financing) contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that the Company issues common stock in an underwritten public offering occurring within six (6) months following March 22, 2013, if the price per share of Company common stock issued in the underwritten public offering is less than the Exercise Price of the Warrant hereunder (as adjusted prior to, or in connection with, such underwritten public offering pursuant to stock splits, stock dividends, reorganizations, mergers, consolidation or sales of assets), then the Exercise Price of this Warrant shall be automatically adjusted to equal the offering price per share issued by the Company in the underwritten public offering, provided, however, that this is a one-time adjustment to occur only in connection with the Company’s first underwritten public offering consummated within six (6) months following March 22, 2013. Such warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Monte Carlo simulation valuation model in the period ended March 31, 2013. The Company has now determined that a public offering will not be closed prior to the six months expiration of any possible exercise price adjustment on September 22, 2013. Therefore the exercise price of the warrants will not be reset and the derivative feature of the warrants has no value as of the period ending June 30, 2013. Activity for derivative warrant instruments during the six months ended June 30, 2013, was as follows:

Description	Balance at December 31, 2012	Initial valuation of derivative liabilities upon issuance of warrants	Decrease in fair value of derivative liability	Exercise of warrants	Balance at June 30, 2013

Bridge Warrants	$-	$14,005	$(14,005)	$-	$-
Total	$-	$14,005	$(14,005)	$-	$-

The following is a summary of the assumptions used in the Monte Carlo simulation valuation model as of the initial valuation of the derivative warrant instruments issued on March 22, 2013:

Description

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

NOTE 10 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the six months ended June 30, 2013 and 2012.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 35% is principally due to the increase in the valuation allowance.

Deferred income taxes assets as of June 30, 2013 and December 31, 2012 are as follows:

	As of June 30, 2013	As of December 31, 2012
Deferred tax assets
Net operating loss carryovers	$3,050,551	$1,947,749
Less: valuation allowance	$(3,050,551)	$(1,947,749)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at June 30, 2013. The net change in the total valuation allowance for the six months ended June 30, 2013 was an increase of $1,102,802.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2013, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through June 30, 2013.

As of June 30, 2013, the Company has federal net operating loss carryforwards of approximately $7,118,547 for federal and state tax purposes, respectively. If not utilized, these losses will begin to expire beginning in 2031 for both federal and state purposes.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an "ownership change" as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups.

Due to the impact of temporary and permanent differences between the book and tax calculations of net loss, the Company experiences an effective tax rate above the federal statutory rate of 35%.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014 for its corporate office space located in Danville, California. The obligation under this lease as of June 30, 2013 is $53,833.

Expired Leases in Oil & Gas Properties

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the Niobrara Asset, 1,077 net acres are due to expire in 2013 (226 net acres did expire during the six month period ended June 30, 2013), 342 net acres expire in 2014, 127 net acres expire in 2015 and 309 net acres expire thereafter. The Company plans to hold significantly all of this acreage through an active program of drilling and completing producing wells. Where the Company is not able to drill a well before lease expiration the Company will seek to extend leases where able. All “net” acreage reflects our acreage held directly and the Company’s 20% proportionate share of acreage held by Condor by virtue of the Company’s 20% ownership interest in Condor. In the Eagle Ford Asset, the balance of our 26 net acres not held by production will expire in 2013. However, the Company anticipates that none of our Eagle Ford acreage will expire in 2013 or thereafter as the Company anticipates that (i) the operator of our Eagle Ford Asset, Sundance Energy, Inc. (formerly Texon Petroleum Limited), will continue to complete wells in which the Company plans to participate in order to hold these leases, (ii) the third party operator with rights to the shallow depths will continue to complete wells that will hold these leases, and (iii) if required to hold leases, the Company may seek to sole risk drilling and completion of wells on the asset.

Drilling Commitments

The Mississippian acquisition is structured as a primary term assignment by the seller to PEDCO MSL of the leasehold interests which expires on December 29, 2014. If PEDCO MSL drills at least three (3) horizontal wells on these leasehold interests during this primary term, then PEDCO MSL has the option, in its sole discretion, to extend the primary term with respect to some or all of the leases subject to the assignment for an additional one (1) year period upon payment to the seller of an additional $200 per net acre covered by the leases upon which the option is exercised. If PEDCO MSL completes a commercially producing well during the primary or extended terms, then the seller shall assign such leases to PEDCO MSL for as long as the wells produce in paying quantities, with each horizontal well of at least 4,000 feet in length holding 320 acres covered by the leases, each short horizontal well with a length of between less than 4,000 feet and at least 2,000 feet in length holding 160 acres, and each vertical well holding 10 acres. The seller shall retain an overriding royalty interest equal to the positive difference, if any, obtained by subtracting existing leasehold burdens from 22.5% before payout and 25% after payout (reduced to the extent the seller assigns less than a 100% working interest to PEDCO MSL). For purposes of the Mississippian agreement, “payout” is defined as such time, on a well by well basis, when a well has sold the following specified barrels of oil equivalent (“BOE”), (utilizing a conversion factor for gas sales of 8 Mcf per 1 barrel of oil): for a vertical well, ten thousand (10,000) BOE; for a short horizontal well: twenty-five thousand (25,000) BOE; and for a horizontal well: fifty thousand (50,000) BOE.

Other Commitments

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

The Company’s board of directors has adopted a compensation program that, effective for periods after 2012, will provide each of the Company’s “independent” directors as defined in NYSE MKT rules or under Rule 10A-3 of the Exchange Act with compensation consisting of (a) a quarterly cash payment of $5,000, and (b) an annual equity award consisting of shares of restricted stock valued at $60,000, vesting on the date that is one year following the date of grant. The Company currently has no “independent” directors.

NOTE 12 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

On April 23, 2013, the Company’s board of directors approved a 1 for 3 reverse stock split of its common and preferred stock, effective as of the close of business on April 23, 2013. All preferred stock had previously been converted to common stock on a one for one basis on January 27, 2013 prior to the reverse stock split. As a result of the reverse stock split, every three shares of the Company’s issued common stock were converted into one share of the Company’s new common stock. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The stock split affected all issued and outstanding shares of the Company's common and preferred stock (of which there was no preferred stock issued at the date of the split), as well as common or preferred stock underlying stock options, stock appreciation rights, restricted stock units, warrants and convertible debentures outstanding immediately prior to its effectiveness on April 23, 2013. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

Preferred Stock Issuances

During the six month period ended June 30, 2013, activity in the Company’s preferred stock was as follows:

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

At June 30, 2013, there were -0- shares of the Company’s Series A preferred stock outstanding.

COMMON STOCK

At June 30, 2013, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

In October 2011, the Company granted 233,334 shares of its restricted Common Stock valued at $0.30 per share to an executive of the Company. These shares were valued at $70,000. The shares are subject to forfeiture in the event the recipient is no longer an officer to the Company, which risk of forfeiture lapses with respect to 50% of the shares on June 1, 2012, 25% on December 31, 2012 and the final 25% on June 1, 2013, all contingent upon the recipient's continued service with the Company. These awards were authorized and issued under the PEDCO 2012 Equity Incentive Plan adopted in February 2012. At June 30, 2013, 25% of these 233,334 shares were subject to forfeiture.

In February 2012, the Company granted to five of its consultants and employees a total of 551,668 shares of its restricted common stock valued at $0.30 per share. The Company recorded stock-based compensation expense of $165,500 on the date of grant. The shares are subject to forfeiture in the event the recipient is no longer an employee, officer, director or consultant to the Company, which risk of forfeiture lapses with respect to 50% of the shares six months from the date of grant, 20% twelve months from the date of grant, 20% eighteen months from the date of grant, and the final 10% twenty-four months from the date of grant, all contingent upon the recipient’s continued service with the Company. These awards were authorized and issued under the PEDCO 2012 Equity Incentive Plan adopted in February 2012. At June 30, 2013, 30% of these 551,668 shares were subject to forfeiture.

On April 23, 2013, the Company completed a 1-for-3 reverse stock split of its common stock, effective as of the close of business on April 23, 2013. As a result of the reverse stock split, every three shares of the Company’s common stock were converted into one share of the Company’s common stock. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The common stock split was effective with the Financial Industry Regulatory Authority ("FINRA") and in the marketplace on May 9, 2013. All preferred stock had previously been converted to common stock on a one for one basis on January 27, 2013 prior to the reverse stock split. The stock split affected all issued and outstanding shares of the Company's common stock, Series A preferred stock, as well as common stock underlying stock options, stock appreciation rights, restricted stock units, warrants and convertible debentures outstanding immediately prior to the effectiveness of the stock split. As of April 23, 2013, the Company's issued and outstanding shares of common stock decreased from approximately 41.7 million pre-stock split shares to approximately 13.9 million post-stock split shares.

During the six months ended June 30, 2013, the Company issued shares of common stock as follows:

●
In January 2013, the Company issued 13,334 shares of common stock with a grant date fair value of $80,000 to an independent contractor for services provided to the Company. The 13,334 shares issued were for services performed in December of 2012 and recorded as a stock payable in 2012.

●
On January 27, 2013, the Company issued 6,281,904 shares of common stock on a 1-for-1 conversion of all the Company’s 6,281,904 outstanding Series A preferred stock, pursuant to the automatic conversion provisions of the Company’s Series A Convertible Preferred Stock Amended and Restated Certificate of Designations.

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

●
On July 1, 2013, the Company’s Board of Directors approved the issuance, effective June 23, 2013 (the “Effective Date”), of an aggregate of 27,804 shares of Common Stock of the Company (the “Esenjay Shares”) to Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd. (collectively, “Esenjay”), as additional consideration due to Esenjay upon the spudding by Condor Energy Technology, LLC (“Condor”) of the State 16-7-60 1H well (the “State Well”) on June 13, 2013.  As of June 30, 2013, the Company recorded $116,499 as a stock subscription receivable for the total of 27,804 shares at $4.19 per share on the date of grant to reflect the shares owed Esenjay by the Company on Condor’s behalf and a corresponding liability for common stock payable.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of June 30, 2013, 3,424 shares of common stock granted under the 2003 Stock Option Plan and 2009 Stock Incentive Plan approved when the Company was known as Blast Energy Services, Inc. (“Blast”) remain outstanding and exercisable. No options were issued under these plans in 2013.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 2,000,000 shares of Common Stock are eligible to be issued under the 2012 Incentive Plan, of which 13,334 shares have been issued as restricted stock, and 1,986,666 remain available for future issuance.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance share, and performance unit under the PEDCO Incentive Plan. As of June 30, 2013, options to purchase an aggregate of 405,804 shares of the Company’s common stock and 591,791 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

During the six months ended June 30, 2013, the Company recognized stock option based compensation expense of $433,800. The remaining amount of unamortized stock options expense at June 30, 2013 is $45,794.

The intrinsic value of outstanding and exercisable options at June 30, 2013 was $4,722,792 and $3,424,362, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2012 was $6,870,330 and $3,144,095, respectively.

Option activity during the six months ended June 30, 2013 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2013	1,218,206	$0.92	9.30
Granted	-	-
Exercised	-	-
Rescinded	127,800	0.48
Forfeited and cancelled	(6,782)	21.99

Outstanding at June 30, 2013	1,339,224	$0.55	8.86

Exercisable at June 30, 2013	969,058	$0.58	8.83

Warrants

As discussed in Note 9, the Company issued 76,198 warrants to purchase shares of the Company’s common stock to investors in conjunction with its Bridge Financing. Fair value of $243,771 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 0.60%; (2) expected term of 4 years; (3) expected volatility of 85%; and (4) zero expected dividends. Fair value of $256,857 was recorded as a debt discount which was calculated using Monte Carlo simulation. The debt discount as of June 30, 2013, was $166,415. Interest expense for the six month period ended June 30, 2013 was $90,443.

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

The intrinsic value of outstanding as well as exercisable warrants at June 30, 2013 and December 31, 2012 was $653,557 and $1,883,479, respectively.

Warrant activity during the six months ended June 30, 2013 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2013	633,631	$18.25	2.43
Granted	85,722	5.25
Exercised	-	-
Forfeited and canceled	(5,015)	183.63

Outstanding at June 30, 2013	714,338	$15.53	2.16

Exercisable at June 30, 2013	714,338	$15.53	2.16

NOTE 14 – RELATED PARTY TRANSACTIONS

In connection with the drilling and completion of the initial well on the Niobrara asset, and in light of the Company’s then-existing cash position, MIE Holdings loaned funds to Pacific Energy Development Corp., the Company’s wholly-owned subsidiary (“PEDCO”), equal to all of the Company’s proportional fees and expenses on that project, and has additionally loaned funds to PEDCO sufficient to fund the Company’s 20% portion of Condor expenses incurred in connection with the second and third wells drilled and completed by Condor on the Niobrara asset in February 2013.

Note Payable – MIEJ. On February 14, 2013, the Company entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “Note”), with MIEJ, with an effective date of November 1, 2012. Under the Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million under the Note, with repaid amounts not being permitted to be re-borrowed. Amounts borrowed under the Note may only be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset, Niobrara Asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ with respect to the terminated Mississippian Asset acquisition agreement by Condor and applied toward the Company’s purchase price of the Mississippian Asset.

When drawn, principal borrowed under the Note carries an interest rate of 10.0% per annum. Principal and accrued interest under the Note shall be due and payable within ten (10) business days of August 31, 2014. The Note may be prepaid in full by PEDCO without penalty, and is secured by a senior lien of all of PEDCO’s ownership and working interests in the FFT2H, Logan 2H and Waves 1H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interests in each future well drilled and completed in the Niobrara Asset. The Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the Note on March 25, 2013, for a total current principal amount outstanding under the Note of $6.17 million on June 30, 2013. There is currently approximately $330,000 available for future borrowing by PEDCO under the Note. Further, the Company owes $274,738 in accrued interest at June 30, 2013 under the Note.

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

Accounts Payable – Condor. Accruals for drilling costs due to Condor as a working interest owner and revenue receivable due from Condor as a working interest owner represent capital expenditures, lease operating expenses and revenues allocable to the Company for its various working interests in the wells from 12.60% to 18.75% and its net revenue interest varies from 10.01% to 15.00%. At June 30, 2013, Condor owes the Company $155,504 from production sales related to the Company’s net revenue interest in the Niobrara Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet. At June 30, 2013, the Company owes Condor $214,940 from production related expenses and $1,802,966 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. Related to the February 22, 2013 Agreement for Purchase of Term Assignment (the “Purchase Agreement”) between PEDCO MSL and Berexco for the acquisition of the Mississippian Asset and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117, the $864,866 initial deposit due from PEDCO MSL to Berexco were funds which were initially held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. In February 2013, MIEJ elected not to participate in the Mississippian asset acquisition transaction through Condor, the seller and PEDCO MSL agreed to restructure the Mississippian asset acquisition transaction to provide for PEDCO MSL to be the sole buyer and apply the performance deposit previously paid toward the purchase price due from us in the restructured transaction, and PEDCO MSL is now obligated to refund to Condor the amount of $432,433 representing the 50% of the deposit paid by MIEJ to Condor. The $432,433 is also reflected in accounts payable - related party in the accompanying balance sheet.

During the six months ended June 30, 2013, the Company charged $313,663 in expenses related to a management services agreement with Condor. This management fee represents an amount agreed upon between MIEJ and the Company as being reflective of the approximate amount of time and resources the Company personnel dedicates to Condor-related matters on a monthly basis. Prior to November 1, 2012, the Company charged a monthly management of $28,250 to Condor. On November 1, 2012, the Company began charging a monthly management fee of $40,300. Condor will be paying a monthly management fee at least for the duration of 2013 based on the agreed upon 2013 budget, which was further revised during the period ended June 30, 2013 to $55,000 per month. As of June 30, 2013, the Company had accrued $214,582 in amounts due from Condor under the agreement.

NOTE 15 – FAIR VALUE MEASUREMENTS

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

As required by FASB ASC Topic No. 820 - 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company issued warrants in connection with Bridge Financing that contained anti-dilutive provisions and provided for a reduction in exercise price of such warrant were measured at fair value. The estimated fair value of the derivative warrant instruments was calculated using a Monte Carlo Simulation valuation model.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2013

Derivative liabilities – warrant instruments	$-	$-	$-	$-

NOTE 16 – SUBSEQUENT EVENTS

On July 1, 2013, the Company’s Board of Directors approved the issuance, effective June 23, 2013 (the “Effective Date”), of an aggregate of 27,804 shares of common stock of the Company (the “Esenjay Shares”) to Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd. (collectively, “Esenjay”), as additional consideration due to Esenjay upon the spudding by Condor Energy Technology, LLC (“Condor”) of the State 16-7-60 1H well (the “State Well”) on June 13, 2013.  The Esenjay Shares were issuable to Esenjay within ten (10) days of the spud date of the State Well pursuant to that certain Purchase and Sale Agreement, dated July 26, 2012, entered into by and among Condor and Esenjay, as additional equity consideration due to Esenjay thereunder upon the spudding of the first well on acreage defined as “Appendix 2C Acreage” under such agreement.  As of June 30, 2013, the Company recorded $116,499 as a stock subscription receivable for the total of 27,804 shares at $4.19 per share on the date of grant.

On July 9, 2013, the Company and MIE Jurassic Energy Corporation (“MIEJ”) agreed to amend the Secured Subordinated Promissory Note (the “Original PEDCO-MIEJ Note”) previously entered into on March 25, 2013 by the Company’s wholly-owned Nevada subsidiary, Pacific Energy Development Corp. (“PEDCO”) and MIEJ, to extend the maturity date from December 31, 2013 to August 31, 2014, and to remove the maturity trigger upon the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company.  The Amended and Restated Secured Subordinated Promissory Note (the “Amended Note”), dated July 9, 2013, amends and restates the Original PEDCO-MIEJ Note.  Under the Amended Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million outstanding principal under the Note, with repaid amounts not being permitted to be re-borrowed.  Amounts borrowed under the Amended Note may be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara asset located in Weld and Morgan Counties, Colorado (the “Niobrara Asset”).  When drawn, principal borrowed under the Amended Note carries an interest rate of 10.0% per annum.  Principal and accrued interest under the Amended Note are due and payable within ten (10) business days of August 31, 2014 (previously the due date was December 31, 2013 or the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company).  The Amended Note may be prepaid in full by the Company without penalty, and is secured by all of PEDCO’s ownership and working interest in the FFT2H, Waves 1H, and Logan 2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interest in each future well drilled and completed in the Niobrara Asset.  The total principal amount outstanding under the Amended Note is currently $6.17 million.

On July 11, 2013, the Company and STXRA entered into a letter agreement (the “STXRA Amendment”) regarding the equity compensation due and payable to STXRA by the Company in connection with the Company’s acquisition of certain interests in the Mississippian formation in southern Kansas from Berexco LLC (“Berexco”) that closed in March 2013 pursuant to that certain Agreement for Purchase of Term Assignment dated February 22, 2013 between Berexco and the Company (the “Berexco Transaction”).  Pursuant to the STXRA Amendment, the Company agreed to further amend the terms of that certain letter agreement previously entered into with STXRA, dated March 25, 2013, as amended (the “Original STXRA Agreement”), to provide that the “Equity Consideration” (as defined therein) due to STXRA with respect to the Berexco Transaction would be equal to 33,815 shares of Common Stock of the Company (the “STXRA Shares”).  Effective July 11, 2013, the Company issued to STXRA the STXRA Shares at a fair value of $109,899.

On July 15, 2013, the Company issued a five-year warrant exercisable for 240,000 shares of the Company’s Common Stock on a cashless basis to an investor relations consultant as partial consideration for certain investor relations services to be provided to the Company (the “IR Warrant”).  The fair value on the date of issuance is $288,256. The IR Warrant has an exercise price per share of $5.00, and vests with respect to 50% of the shares issuable thereunder upon the IR Warrant issuance date, and 50% on February 1, 2014, subject to continued engagement by the Company of the investor relations consultant on such date.

Stock Options

On August 9, 2013, options to purchase an aggregate of 104,500 shares of Common Stock were granted to four consultants and employees at an exercise price of $3.75 per share, pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s year 2012 annual equity incentive compensation review process. The options have terms of five years and fully vest in August 2016. 40% of the shares subject to the options vest six months from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, is $228,670.

Restricted Stock

On August 9, 2013, the Company granted an aggregate of 1,165,000 shares of its restricted Common Stock with an aggregate fair value of $4,368,750 to certain employees of the Company pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s year 2012 annual equity incentive compensation review process. 40% of the shares vest six months from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company.

On August 9, 2013, the Company granted an aggregate of 25,750 shares of its restricted Common Stock with an aggregate fair value of $96,563 to certain employees of, and consultants to, the Company pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s year 2012 annual equity incentive compensation review process.  The shares fully vest on the six month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

Private Placement

On August 12, 2013, PEDEVCO Corp. completed the closing of a private placement (the “Private Placement”) pursuant to which it sold (a) 7,333,334 shares of its common stock (the “common stock”) at a price of $3.00 per share, which included rights to the following warrants (b) three-year warrants exercisable on a cash basis only for (i) an aggregate of 733,334 shares of common stock at $3.75 per share, (ii) an aggregate of 733,334 shares of common stock at $4.50 per share, and (iii) an aggregate of 733,334 shares of common stock at $5.25 per share, to two investors for aggregate proceeds to the Company in connection with such subscription of $22 million, $20 million of which securities were acquired by Yao Hang Finance (Hong Kong) Limited (the “Lead Investor”), the lead investor in the Private Placement (defined below), and $2 million of which securities were acquired by an outside investor (the “Outside Investor”). The relative fair value of the warrants issued is $2,546,931. The Company does not plan to have any additional closings of the Private Placement.

The Lead Investor paid $10 million in cash at the closing, and entered into a Common Stock and Warrant Subscription Agreement (the “Subscription Agreement”), First Amendment to Common Stock and Warrant Subscription Agreement (the “Amendment”), and full-recourse promissory note (the “Note”), which Amendment and Note require that it pay the balance $10 million in cash due no later than December 1, 2013, with 3,333,333 of the shares of common stock issued to the Lead Investor in the Private Placement, as well as warrants exercisable for (i) an aggregate of 333,333 shares of common stock at $3.75 per share, (ii) an aggregate of 333,333 shares of common stock at $4.50 per share, and (iii) an aggregate of 333,333 shares of common stock at $5.25 per share, being held in escrow by the Company pending the Lead Investor’s payment in full of the $10 million due under the Note.  The Outside Investor also entered into a Subscription Agreement, Amendment and Note, which Amendment and Note require that it pay the $2 million purchase price for the common stock and warrants no later than September 11, 2013, with all shares and warrants issued to the Outside Investor in the Private Placement being held in escrow by the Company pending the Outside Investor’s payment in full of the $2 million due under the Note.  A required term and condition of the Private Placement is that the Company complete its planned uplisting to the NYSE MKT.

The Company plans to use the proceeds from the Private Placement as follows: (i) development of existing assets of the Company; (ii) acquisition of additional assets; (iii) repayment of debt; (iv) general working capital purposes; and (v) up to $20,000,000 may be applied by the Company towards possible acquisition of oil and gas interests currently being evaluated by the Company in Asia.  The Company expects to use the additional funds raised through the exercise of the warrants, if exercised, for development of existing assets, acquisition of additional assets, repayment of debt, and general working capital expenses.

Following the closing of the Private Placement, and for so long as the Lead Investor continues to hold at least 10% of the capital stock of the Company, calculated on an issued and outstanding basis (i.e., remains a “10% Shareholder”), the Lead Investor is entitled to nominate one director to the Company's Board of Directors reasonably acceptable to the Company, provided that such director must be, and remain, an “independent director” as defined in the NYSE MKT rules governing members of boards of directors and must meet the required standards of independence for purposes of Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

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

Our Business

PEDEVCO Corp. (the “Company”, “PEDEVCO”, “we” and “us”) is an energy company engaged in the acquisition, exploration, development and production of oil and natural gas resources in the United States, with a primary focus on oil and natural gas shale plays and a secondary focus on conventional oil and natural gas plays. Our current operations are located primarily in the Niobrara Shale play in the Denver-Julesburg Basin in Morgan and Weld Counties, Colorado, the Eagle Ford Shale play in McMullen County, Texas, and the Mississippian Lime play in Comanche, Harper, Barber and Kiowa Counties, Kansas. We also hold an interest in the North Sugar Valley Field in Matagorda County, Texas, though we consider this a non-core asset. We also hope to utilize the Company’s strategic relationships for acquisition, exploration, development and production in Asia, with a particular focus on China and Kazakhstan.

We have approximately 9,906 gross (2,670 net) acres of oil and gas properties in our Niobrara core area. Our current Eagle Ford position is a 3.97% non-operated working interest in 1,331 gross (53 net) acres. We also recently acquired an average 98% working interest in 7,006 gross (6,885 net) acres in the Mississippian Lime play, which we operate. Condor Energy Technology LLC, which we jointly own and manage with an affiliate of MIE Holdings Corporation as described below, operates our Niobrara interests, including three producing wells in the Niobrara asset with aggregate average daily production during the past quarter of approximately 178 barrels (Bbl) of oil and 479 thousand cubic feet (Mcf) of natural gas or 257 barrels of oil equivalent (“BOE”), (utilizing a conversion factor for gas sales of 8 Mcf per 1 bbl) (70 BOE net). We believe our current assets could contain a gross total of over 400 drilling locations.

We believe that the Niobrara, Eagle Ford and Mississippian Lime plays represent among the most promising unconventional oil and natural gas plays in the United States. We will continue to seek additional acreage proximate to our currently held core acreage. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the remainder of 2013 will continue to be focused on the acquisition, development and expansion of these formations.

Strategic Alliances

MIE Holdings

Through the relationships developed by our founder and Chief Executive Officer, Frank Ingriselli, we formed a strategic relationship with MIE Holdings Corporation (Hong Kong Stock Exchange code: 1555.HK), one of the largest independent upstream onshore oil companies in China, which we refer to as MIE Holdings, to assist us with our plans to develop unconventional shale properties and explore acquisition opportunities in Asia. According to information provided by MIE Holdings, MIE Holdings has drilled and currently operates over 2,000 oil wells in China and Kazakhstan and brings extensive drilling and completion experience and expertise, as well as a strong geological team. MIE Holdings has also been a significant investor in our operations, and as discussed below, our Niobrara and Eagle Ford assets are held all or in part by the following joint ventures which we jointly own with affiliates of MIE Holdings:

●	Condor Energy Technology LLC, which we refer to as Condor, which is a Nevada limited liability company owned 20% by us and 80% by an affiliate of MIE Holdings; and

●	White Hawk Petroleum, LLC, which we refer to as White Hawk, which is a Nevada limited liability company owned 50% by us and 50% by an affiliate of MIE Holdings.

Although our initial focus is on oil and natural gas opportunities in the United States, we plan to use our strategic relationship with MIE Holdings and our experience in operating U.S.-based shale oil and natural gas interests to acquire, explore, develop and produce oil and natural gas resources in Asia, with a particular focus on China and Kazakhstan. We intend to use one or more of our joint ventures with MIE Holdings to acquire additional shale properties in the United States, and in Asia, where MIE Holdings and other partners have extensive experience working in the energy sector.

MIE Holdings has been a valuable partner providing us necessary capital in the early stages of our development. It purchased 1,333,334 shares of our Series A preferred stock, which were automatically converted into 1,333,334 shares of our common stock in January 2013, and acquired an 80% interest in Condor for total consideration of $3 million, and as of June 30, 2013, has loaned us $6.17 million through a short-term note to fund operations and development of the Niobrara asset and $432,433 toward the acquisition of the Mississippian asset. Recently, MIE Holdings has also introduced us to its banking relationships in order for us to start the process of seeking to obtain a line of credit for future acquisition and development costs.

STXRA

On October 4, 2012, we established a technical services subsidiary, Pacific Energy Technology Services, LLC, which is 70% owned by us and 30% owned by South Texas Reservoir Alliance, LLC, which we refer to as STXRA, through which we plan to provide acquisition, engineering, and oil drilling and completion technology services in joint cooperation with STXRA in the United States and Asia. While Pacific Energy Technology Services, LLC currently has no operations, only nominal assets and liabilities and limited capitalization, we anticipate actively developing this venture in 2013.

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

Niobrara Asset

As of June 30, 2013, we held approximately 2,670 net acres in oil and natural gas properties covering approximately 9,906 gross acres that are located in Morgan and Weld Counties, Colorado that include the Niobrara formation, which we refer to as the Niobrara asset. We hold approximately 1,174 of our Niobrara leased acreage directly, and hold the remaining approximately 1,496 acres through our ownership in Condor, which holds approximately 7,480 acres in the leased acreage in the Niobrara asset. We and/or Condor own working interests in individual leasehold interests in the Niobrara asset ranging from 0.03% to 100%.

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

Based on approximately 250 square miles of 3D seismic data covering the Niobrara asset, we estimate that there are up to 180 potential gross drilling locations in the Niobrara asset, with seven gross well locations already identified for our 2012-2013 Niobrara development plan, including our initial well completed in July 2012, our second and third wells completed in February 2013 and our fourth and fifth wells which were spudded in June and July 2013. Even when properly interpreted, however, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts and seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock. We believe that the Niobrara asset affords us the opportunity to participate in this emerging play at an early stage, with a position in the Denver-Julesburg Basin adjacent to significant drilling activity.

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

In June 2013, Condor drilled its fourth and fifth horizontal wells on the Niobrara asset, the State 16-7-60 IH and Wickstrom 18-2H wells.  The State 16-7-60 1H horizontal well, located in Weld County, Colorado, reached a total vertical depth of approximately 6,261 feet with a total measured depth of approximately 10,632 feet, and was completed in early July 2013 and is currently flowing back and being tested. The Wickstrom 18-2H horizontal well, located in Morgan County, Colorado reached a total vertical depth of approximately 6,120 feet with a total measured depth of approximately 14,695 feet, and is planned to be completed in early August 2013.

Eagle Ford Asset

As of June 30, 2013, we held 53 net acres in certain oil and gas leases covering approximately 1,331 gross acres in the Leighton Field located in McMullen County, Texas, which is currently producing oil and natural gas from the highly-prospective Eagle Ford Shale formation, which we refer to as the Eagle Ford asset. We hold these interests through our 50% ownership interest in White Hawk, which holds a 7.939% working interest in the Eagle Ford asset.

The Eagle Ford asset currently has three wells that have been drilled and are producing, with initial production rates, as publicly disclosed by Sundance Energy, Inc. (formerly Texon Petroleum Limited), the operator of the Eagle Ford asset, of 1,202 Bbl per day and 782 Mcf per day for the first well, 1,488 Bbl per day and 700 Mcf per day for the second well, and 1,072 Bbl per day and 1,137 Mcf per day for the third well. During the month of February 2013 the net production attributable to our 3.97% interest from these wells was 409 Bbl of oil and 633 Mcf of natural gas. Based on our current understanding of the field, on the approximately 1,331 gross acre Eagle Ford asset, approximately 17 more Eagle Ford gross wells may be drilled.  In May and June of this year, the operator drilled wells four and five which are currently being completed by the operator.

Mississippian Asset

Effective March 15, 2013, we acquired an average 97% working interest in the Mississippian Lime covering approximately 7,006 gross (6,763 net) acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, which we refer to as the Mississippian asset, and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117, pursuant to an agreement for purchase of term assignment entered into with Berexco LLC (the “Berexco”).  Also effective March 15, 2013, we acquired certain additional working interests in the same acreage located in Comanche, Harper, and Kiowa Counties, Kansas, for an additional aggregate purchase price of $67,341, pursuant to agreements for purchase of term assignment entered into with five small interest holders, bringing our average working interest to 98% in the Mississippian asset covering an aggregate of approximately 7,006 gross (6,885 net) acres.

The Mississippian acquisition is structured as a primary term assignment to us by Berexco of the leasehold interests which expires on December 29, 2014. If we drill at least three (3) horizontal wells on these leasehold interests during this primary term, then we have the option, in our sole discretion, to extend the primary term with respect to some or all of the leases subject to the assignment for an additional one (1) year period upon payment to Berexco of an additional $200 per net acre covered by the leases upon which the option is exercised. If we complete a commercially producing well during the primary or extended terms, then Berexco shall assign such leases to us for as long as the wells produce in paying quantities, with each horizontal well of at least 4,000 feet in length holding 320 acres covered by the leases, each short horizontal well with a length of between less than 4,000 feet and at least 2,000 feet in length holding 160 acres, and each vertical well holding 10 acres. Berexco shall retain an overriding royalty interest equal to the positive difference, if any, obtained by subtracting existing leasehold burdens from 22.5% before payout and 25% after payout (reduced to the extent Berexco assigns less than a 100% working interest to us). For purposes of the Mississippian agreement, “payout” is defined as such time, on a well by well basis, when a well has sold the following specified barrels of oil equivalent (“BOE”), (utilizing a conversion factor for gas sales of 8 Mcf per 1 barrel of oil): for a vertical well, ten thousand (10,000) BOE; for a short horizontal well: twenty-five thousand (25,000) BOE; and for a horizontal well: fifty thousand (50,000) BOE.

In addition, we entered into an option agreement with Berexco, dated February 22, 2013, for a nonrefundable option fee of $300,000 payable in equal $100,000 installments on each of March 25, 2013, April 25, 2013, and May 25, 2013, whereby Berexco granted us an exclusive option (“Option”), expiring on May 30, 2013, to purchase a term assignment with respect to certain interests in the Mississippian Lime covering an additional approximately 7,043 net acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, and Woods County, Oklahoma and approximately 9.0 square miles of related 3-D seismic data, for an aggregate purchase price upon exercise of the Option of $4,216,544. We paid $200,000 for the first two installments of the option fee. We have allowed this option to expire through non-payment to Berexco of the third and final $100,000 option consideration payment due on May 25, 2013.  If we wish to pursue acquisition of this additional acreage in the future, there can be no assurances that we will be able to acquire this acreage on terms acceptable to us.

We serve as the operator of the Mississippian asset, which includes both undeveloped and held-by-production (HBP) positions. We anticipate drilling the first well on the Mississippian asset in the third quarter of 2013. The Mississippian oil play is one of the latest oil plays that have recently captured attention in the industry, and we believe that there is an opportunity to acquire additional interests in this emerging play on attractive terms.

Recent Developments

Reverse Stock Split

On April 23, 2013, we completed a 1-for-3 reverse stock split of our common stock, effective as of the close of business on April 23, 2013. As a result of the reverse stock split, every three shares of our common stock were converted into one share of our common stock. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The common stock split was effective with the Financial Industry Regulatory Authority ("FINRA") and in the marketplace on May 9, 2013. Except as otherwise noted, all share and per share amounts set forth in this report have been adjusted to reflect the 1-for-112 reverse stock split of our common stock that was effected on July 30, 2012, and the 1-for-3 reverse stock split of our common stock that was effected on April 23, 2013.

Expiration of Mississippian Option

We have allowed our option to purchase a term assignment with respect to certain interests in the Mississippian Lime covering an additional approximately 7,880 gross (7,043 net) acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, and Woods County, Oklahoma and approximately 9.0 square miles of related 3-D seismic data to expire through non-payment to Berexco of the third and final $100,000 option consideration payment due on May 25, 2013.  If we wish to pursue acquisition of this additional acreage in the future, there can be no assurance that we will be able to acquire this acreage on terms acceptable to us.

Issuance of Stock to Esenjay

On July 1, 2013, the Company’s Board of Directors approved the issuance, effective June 23, 2013 (the “Effective Date”), of an aggregate of 27,804 shares of common stock of the Company (the “Esenjay Shares”) to Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd. (collectively, “Esenjay”), as additional consideration due to Esenjay upon the spudding by Condor Energy Technology, LLC (“Condor”) of the State 16-7-60 1H well (the “State Well”) on June 13, 2013.  The Esenjay Shares were issuable to Esenjay within ten (10) days of the spud date of the State Well pursuant to that certain Purchase and Sale Agreement, dated July 26, 2012, entered into by and among Condor and Esenjay, as additional equity consideration due to Esenjay thereunder upon the spudding of the first well on acreage defined as “Appendix 2C Acreage” under such agreement. As of June 30, 2013, the Company recorded $116,499 as a stock subscription receivable for the total of 27,804 shares at $4.19 per share on the date of grant.

Amendments to PEDCO-MIEJ Note

On July 9, 2013, the Company and MIE Jurassic Energy Corporation (“MIEJ”) agreed to amend the Secured Subordinated Promissory Note (the “Original PEDCO-MIEJ Note”) previously entered into on March 25, 2013 by the Company’s wholly-owned Nevada subsidiary, Pacific Energy Development Corp. (“PEDCO”) and MIEJ, to extend the maturity date from December 31, 2013 to August 31, 2014, and to remove the maturity trigger upon the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company.  The Amended and Restated Secured Subordinated Promissory Note (the “Amended Note”), dated July 9, 2013, amends and restates the Original PEDCO-MIEJ Note.  Under the Amended Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million outstanding principal under the Note, with repaid amounts not being permitted to be re-borrowed.  Amounts borrowed under the Amended Note may be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara asset located in Weld and Morgan Counties, Colorado (the “Niobrara Asset”).  When drawn, principal borrowed under the Amended Note carries an interest rate of 10.0% per annum.  Principal and accrued interest under the Amended Note are due and payable within ten (10) business days of August 31, 2014 (previously the due date was December 31, 2013 or the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company).  The Amended Note may be prepaid in full by the Company without penalty, and is secured by all of PEDCO’s ownership and working interest in the FFT2H, Waves 1H, and Logan 2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interest in each future well drilled and completed in the Niobrara Asset.  The total principal amount outstanding under the Amended Note is currently $6.17 million.

Amendments to Condor-MIEJ Note

On July 9, 2013, Condor, the Company’s 20% owned subsidiary, and MIE Jurassic Energy Corporation (“MIEJ”) agreed to amend the Promissory Note (the “Original Condor-MIEJ Note”) previously entered into on February 14, 2013 by Condor and MIEJ, to increase the amount available for borrowing from $14 million to $25 million for the purposes of funding drilling and development of Condor’s assets.  The Amended and Restated Promissory Note, executed July 9, 2013 by Condor and effective June 28, 2013 (the “Amended Condor-MIEJ Note”), amends and restates the Original Condor-MIEJ Note.  Under the Amended Condor-MIEJ Note, Condor may draw down multiple advances up to a maximum of $25 million outstanding principal under the Amended Condor-MIEJ Note (previously $14 million), with repaid amounts not being permitted to be re-borrowed.  When drawn, principal borrowed under the Amended Condor-MIEJ Note carries an interest rate per annum equal to the one (1) month LIBOR rate, plus four percent (4%).  Principal and accrued interest due under the Amended Condor-MIEJ Note is due and payable on the date that is 36 months from the date each advance is made under the Amended Condor-MIEJ Note.  The note may be prepaid in full by Condor without penalty.  The total current principal amount outstanding under the Amended Condor-MIEJ Note is currently $16.6 million.

Issuance of Stock to STXRA

On July 11, 2013, the Company and South Texas Reservoir Alliance LLC (“STXRA”) entered into a letter agreement (the “STXRA Amendment”) regarding the equity compensation due and payable to STXRA by the Company in connection with the Company’s acquisition of certain interests in the Mississippian formation in southern Kansas from Berexco LLC (“Berexco”) that closed in March 2013 pursuant to that certain Agreement for Purchase of Term Assignment dated February 22, 2013 between Berexco and the Company (the “Berexco Transaction”).  Pursuant to the STXRA Amendment, the Company agreed to further amend the terms of that certain letter agreement previously entered into with STXRA, dated March 25, 2013, as amended (the “Original STXRA Agreement”), to provide that the “Equity Consideration” (as defined therein) due to STXRA with respect to the Berexco Transaction would be equal to 33,815 shares of Common Stock of the Company (the “STXRA Shares”).  On July 11, 2013, the Company issued to STXRA the STXRA Shares at a fair value of $109,899.

Issuance of Warrant to Investor Relations Consultant

On July 15, 2013, the Company issued a five-year warrant exercisable for 240,000 shares of the Company’s Common Stock on a cashless basis to an investor relations consultant as partial consideration for certain investor relations services to be provided to the Company (the “IR Warrant”).  The fair value at the date of issuance is $288,256.  The IR Warrant has an exercise price per share of $5.00, and vests with respect to 50% of the shares issuable thereunder upon the IR Warrant issuance date, and 50% on February 1, 2014, subject to continued engagement by the Company of the investor relations consultant on such date.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the adoption of a derivative policy in conjunction with the derivative warrants issued with our Bridge Financing, with that policy being as follows. The Company follows Financial Accounting Standards Board (“FASB”), Derivatives and Hedging (“ASC 815-40”), which limits the extent to which the conversion or exercise price (the “strike price”) of a warrant can be adjusted for subsequent transactions. The Company utilizes a two-step process to determine whether an instrument is indexed to its stock: (a) evaluate the instrument’s contingent exercise provisions, if any and (b) evaluate the instrument’s settlement provisions. If it is determined the instrument is not indexed to the Company’s stock, the warrant is recognized as a derivative warrant at issuance and is measured at fair value at each reporting period and the change is recorded in earnings.

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

Comparison of the Three Months Ended June 30, 2013 with the Three Months Ended June 30, 2012

Oil and Gas Revenue. For the three months ended June 30, 2013, we generated a total of $156,000 in revenues, all of which revenues were generated from the three producing wells in the Niobrara Asset. Oil and gas revenues generated by the Company’s former business operations under the name Blast Energy Services, Inc. (“Blast”) were $0 for the three months ended June 30, 2013 as the wells were undergoing workovers. For the three months ended June 30, 2012, we generated a total of $158,000 in revenues, of which $49,000 of this revenue was generated from the then one producing well in the Niobrara Asset and $109,000 was generated from two producing wells in our Eagle Ford asset (owned by the Company in April and May of 2012 prior to being contributed to White Hawk).  As this was prior to the acquisition of Blast in July of 2012 there is no revenue in the period ending June 30, 2012 attributable to Blast.

Lease Operating Expenses. For the three months ended June 30, 2013, operating expenses associated with the oil and gas properties were comprised of $109,000 for our business and an additional $160,000 for Blast, compared to lease operating costs of $48,000 for the three months ended June 30, 2012. The increase in lease operating costs was primarily related to the workovers on the Blast wells in 2013.  The oil and gas well operating expenses for Blast only include results after the merger with Pacific Energy Development which closed in July 2012.

Depreciation, Depletion and Amortization (“DD&A”). DD&A costs were $117,000 for the three months ended June 30, 2013, compared to $13,000 for the three months ended June 30, 2012, as recording of depletion commenced in 2012 when the wells began producing revenue.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $831,000 to $1,288,000 for the three months ended June 30, 2013, compared to $457,000 for the three months ended June 30, 2012. The increase was primarily due to increased accounting and other professional fees, increased legal fee expenses, and an increase in stock option compensation expense.   The components of SG&A expense are summarized below:

	For the Three Months Ended
	June 30,		Increase/
(in thousands)	2013	2012	(Decrease)
Payroll and related costs	312	310	2
Option and warrant expense	180	26	154
Legal fees	195	21	174
Accounting and other professional fees	427	63	364
Insurance	56	7	49
Travel & entertainment	94	18	76
Office rent, communications, misc.	24	12	12
	$1,288	$457	$831

Loss on Oil and Gas Property Acquisition Deposit. The Company paid $200,000 for the first two installments of a $300,000 option fee to acquire certain interests in the Mississippian Lime covering an additional approximately 7,043 net acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, and Woods County, Oklahoma and approximately 9.0 square miles of related 3-D seismic data during the six months ended June 30, 2013.  The Company has since allowed this option to expire through non-payment of the third and final $100,000 option consideration payment due on May 25, 2013.  As such, the Company had a loss on oil and gas property acquisition deposit of $200,000 for the period.

Impairment of Oil and Gas Properties.  We had an impairment of oil and gas properties of $54,000 for the three months ended June 30, 2013, compared to no impairment of oil and gas properties for the three months ended June 30, 2012.

Gain/loss from Equity Method Investment. Loss from equity method investments was $282,000 for the three months ended June 30, 2013, compared with a loss of $28,000 for the three months ended June 30, 2012. We have two investments accounted for using the equity method, Condor and White Hawk, which were acquired in 2012. The increased loss was due primarily to costs associated with exploration of new, unproven areas within the Condor property and general and administrative costs incurred for the second year of Condor operations.

Interest Expense. Interest expense was $432,000 for the three months ended June 30, 2013 compared to $0 for the three months ended June 30, 2012. This increase was primarily due to amortization of the Bridge Notes (described below under “Historical Liquidity and Capital Resources” and described in greater detail in the notes to the financial statements attached hereto) and interest accrued on loans payable to MIEJ (described in greater detail in the notes to the financial statements attached hereto).

Interest Income. Interest income was $42,000 for the three months ended June 30, 2013 compared to $1,000 for the three months ended June 30, 2012. This increase was primarily due to interest accrued for loans payable to us by Condor and White Hawk (described in greater detail in the notes to the financial statements attached hereto).

Net Loss. Net loss increased by $2,110,000 to a net loss of $2,433,000 for the three months ended June 30, 2013, compared to a net loss of $323,000 for the three months ended June 30, 2012. This increase was primarily due to an increase in operating expenses and interest expense as described above.

Comparison of the Six Months Ended June 30, 2013 with the Six Months Ended June 30, 2012

Oil and Gas Revenue. For the six months ended June 30, 2013, we generated a total of $425,000 in revenues, $367,000 of which were generated from the three producing wells in the Niobrara Asset, and $58,000 of oil and gas revenues were generated by the former Blast business operations for the six months ended June 30, 2013.  This compares to revenue of $158,000 for the six months ended June 30, 2012, of which $49,000 of this revenue was generated from the then one producing well in the Niobrara Asset and $109,000 was generated from two producing wells in our Eagle Ford asset (owned by the Company in April and May of 2012 prior to being contributed to White Hawk).  As this was prior to the acquisition of Blast in July of 2012 there is no revenue in the period ending June 30, 2012 attributable to Blast.

Lease Operating Expenses. For the six months ended June 30, 2013, operating expenses associated with the oil and gas properties were comprised of $151,000 for our business and an additional $238,000 for Blast compared to lease operating costs of $48,000 for the six months ended June 30, 2012. The increase in lease operating costs was primarily related to the workovers on the Blast wells. The oil and gas well operating expenses for Blast only include results after the merger with Pacific Energy Development which closed in July 2012.

Depreciation, Depletion and Amortization (“DD&A”). DD&A costs were $255,000 for the six months ended June 30, 2013, compared to $14,000 for the six months ended June 30, 2012, as recording of depletion commenced in 2012 when the wells began producing revenue.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $1,457,000 to $2,548,000 for the six months ended June 30, 2013, compared to $1,091,000 for the six months ended June 30, 2012. The increase was primarily due to an increase in accounting and other professional fees, increased legal fee expenses, and an increase in stock option compensation expense.

	For the Six Months Ended
	June 30,		Increase/
(in thousands)	2013	2012	(Decrease)
Payroll and related costs	645	556	89
Option and warrant expense	434	280	154
Legal fees	271	48	223
Accounting and other professional fees	920	131	789
Insurance	133	14	119
Travel & entertainment	100	31	69
Office rent, communications, misc.	45	31	14
	$2,548	$1,091	$1,457

Loss on Oil and Gas Property Acquisition Deposit. The Company paid $200,000 for the first two installments of a $300,000 option fee to acquire certain interests in the Mississippian Lime covering an additional approximately 7,043 net acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, and Woods County, Oklahoma and approximately 9.0 square miles of related 3-D seismic data during the six months ended June 30, 2013.  The Company has since allowed this option to expire through non-payment of the third and final $100,000 option consideration payment due on May 25, 2013.  As such, the Company had a loss on oil and gas property acquisition deposit of $200,000 for the period.

Impairment of Oil and Gas Properties.  We had an impairment of oil and gas properties of $89,000 for the six months ended June 30, 2013, compared to no impairment of oil and gas properties for the six months ended June 30, 2012.

Loss from Equity Method Investment. Loss from equity method investments was $368,000 for the six months ended June 30, 2013, compared with $56,000 for the six months ended June 30, 2012. We have two investments accounted for using the equity method, Condor and White Hawk, which were acquired in 2012. The increased loss was due primarily to costs associated with exploration of new, unproven areas within the Condor property and general and administrative costs incurred for the second year of Condor operations.

Interest Expense. Interest expense was $607,000 for the six months ended June 30, 2013 compared to $0 for the six months ended June 30, 2012. This increase was primarily due to amortization of the Bridge Notes (described below under “Historical Liquidity and Capital Resources” and described in greater detail in the notes to the financial statements attached hereto) and interest accrued for loans due to MIEJ (described in greater detail in the notes to the financial statements attached hereto).

Interest Income. Interest income was $86,000 for the six months ended June 30, 2013 compared to $2,000 for the six months ended June 30, 2012. This increase was primarily due to interest accrued for loans due from Condor and White Hawk (described in greater detail in the notes to the financial statements attached hereto).

Net Loss. Net loss increased by $2,929,000 to a net loss of $3,914,000 for the six months ended June 30, 2013, compared to a net loss of $985,000 for the six months ended June 30, 2012. This increase was primarily due to an increase in operating expenses and interest expense as described above

Liquidity and Capital Resources

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

Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects. We estimate that we will make capital expenditures, excluding capitalized interest and general and administrative expense, of approximately $3.1 million during the period from July 1, 2013 to December 31, 2013 in order to achieve our plans.

On August 12, 2013, we completed the closing of a $22 million private placement offering to two investors for aggregate initial proceeds to the Company of $10 million.  The private placement was comprised of $20 million of common stock and warrants from one investor and $2 million of common stock and warrants from another investor.  The Company has received $10 million in cash as of August 12, 2013, and received  promissory notes for $2 million which is due by September 11, 2013 and $10 million which is due by December 1, 2013. Accordingly, following this initial funding of $10 million, we expect our projected cash flow from operations combined with our existing cash on hand will be sufficient to fund our operations for at least the next twelve months. In order to fully implement our 2013 drilling plans, we will be required to generate or raise additional amounts of capital to develop our entire inventory of potential drilling locations, if we elect to do so. We may seek additional funding for additional drilling through asset sales, farm-out arrangements, lines of credit and public or private equity or debt financings.

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

Historical Liquidity and Capital Resources

On March 25, 2013, we and MIE Jurassic Energy Corporation, an affiliate of MIE Holdings (“MIEJ”), amended and restated that certain Secured Subordinated Promissory Note, dated February 14, 2013, as amended (the “MIEJ Note”), to increase from $5 million the maximum amount available for us to borrow thereunder to $6.5 million, and to permit amounts borrowed under the MIEJ Note to be used by us to fund fees and expenses allocable to us with respect to our operations in the Niobrara asset, Niobrara asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ with respect to the Mississippian asset acquisition and applied toward our purchase price of the Mississippian asset. The MIEJ Note converted amounts previously advanced by MIEJ to us in the amount of $2.17 million to fund operations in the Niobrara asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to us under the MIEJ Note on February 14, 2013 and $2 million loaned by MIEJ to us under the MIEJ Note on March 25, 2013, for a total current principal amount outstanding under the MIEJ Note of $6.17 million as of June 30, 2013. There is currently approximately $330,000 available for future borrowing by us under the MIEJ Note.

On March 22, 2013, to finance the acquisition of the Mississippian asset, we closed a private placement of $4.0 million aggregate principal amount of secured promissory notes (the “Bridge Notes”). The Company incurred debt offering costs and deferred financing costs of $40,000 in connection with the debt placement.  The Bridge Notes are described in greater detail in the notes to the financial statements attached hereto.

The Company’s other notes payable and notes receivable and the material terms thereof are described in greater detail in the notes to the financial statements attached hereto.

We had total current assets of $2.2 million as of June 30, 2013, including cash of $1.8 million, compared to total current assets of $2.8 million as of December 31, 2012, including a cash balance of $2.5 million.

We had total assets of $17.6 million as of June 30, 2013 compared to $11.1 million as of December 31, 2012. Included in total assets as of June 30, 2013 and December 31, 2012, were $3.2 million and $2.4 million, respectively, of proved oil and gas properties subject to amortization and $5.9 million and $0.9 million, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $14.5 million as of June 30, 2013, including current liabilities of $8.3 million, compared to total liabilities of $4.8 million as of December 31, 2012, including current liabilities of $4.7 million.

We had negative working capital of $6.0 million, total shareholders’ equity of $3.1 million and a total accumulated deficit of $16.7 million as of June 30, 2013, compared to negative working capital of $1.9 million, total shareholders’ equity of $5.1 million and a total accumulated deficit of $12.8 million as of December 31, 2012.

Cash Flows From Operating Activities. We had net cash used in operating activities of $2.7 million for the six months ended June 30, 2013, which was primarily due to a $3.9 million net loss, and a $0.4 million reduction in amounts due to operators - related parties, offset by $0.4 million of non-cash stock compensation expense and an increase in accrued expenses to related parties of $0.5 million.

Cash Flows From Investing Activities. We had net cash used in investing activities of $6.0 million for the six months ended June 30, 2013. Cash was used for oil and gas property acquisitions in the amount of $3.8 million and the issuance of notes receivable to related parties of $1.7 million.

Cash Flows From Financing Activities. We had net cash provided from financing activities of $8.0 million for the six months ended June 30, 2013, with the majority of this provided by notes payable, including $5.1 million of notes payable from related parties.

Recent Accounting Pronouncements

During the period ended June 30, 2013, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

As a result of being in the formative stage of our development, the Company has not fully implemented the necessary internal controls for the combined entities. The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were: (1) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America (“GAAP”) and SEC disclosure requirements; and (2) ineffective controls over period end financial disclosure and reporting processes.

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

Except as otherwise discussed above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is party to any pending legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 25, 2013, and investors are encouraged to review such risk factors in the Form 10-K, prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 11, 2013 the Company issued 177,778 shares of common stock upon conversion of 177,778 shares of its Series A preferred stock held by a shareholder.

On January 27, 2013 the Company issues 6,659,682 shares of common stock on a 1-1 conversion of all our 6,659,682 outstanding Series A preferred stock, pursuant to the automatic conversion provisions the Company’s Series A Convertible Preferred Stock Amended and Restated Certificate of Designation.

On March 22, 2013, the Company issues warrants exercisable for up to an aggregate of 76,198 shares of common stock in connection with the closing of the Company’s secured promissory note and warrant bridge financing to investors participating therein, and an additional warrant exercisable for up to an aggregate of 9,524 shares of common stock to a placement agent solely in connection with a non-US Person participating in the bridge financing.

On April 23, 2013, the Company effected a reverse stock split of its common stock on a 1-for-3 basis.

On July 1, 2013, the Company issued an aggregate of 27,804 shares of common stock to Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd. (collectively, “Esenjay”), as additional consideration due to Esenjay upon the spudding by Condor of the State 16-7-60 1H well on June 13, 2013.

On July 11, 2013, the Company issued to South Texas Reservoir Alliance LLC an aggregate of 33,815 shares of common stock as equity compensation in connection with the Company’s acquisition of certain interests in the Mississippian formation in southern Kansas from Berexco LLC that closed in March 2013.

On July 15, 2013, the Company issued a five-year warrant exercisable for 240,000 shares of the Company’s Common Stock on a cashless basis to an investor relations consultant as partial consideration for certain investor relations services to be provided to the Company (the “IR Warrant”).  The IR Warrant has an exercise price per share of $5.00, and vests with respect to 50% of the shares issuable thereunder upon the IR Warrant issuance date, and 50% on February 1, 2014, subject to continued engagement by the Company of the investor relations consultant on such date.

On August 12, 2013, the Company completed the closing of a private placement (the “Private Placement”) pursuant to which it sold (a) 7,333,334 shares of its common stock (the “Common Stock”) at a price of $3.00 per share, which included rights to the following warrants (b) three-year warrants exercisable on a cash basis only for (i) an aggregate of 733,334 shares of Common Stock at $3.75 per share, (ii) an aggregate of 733,334 shares of Common Stock at $4.50 per share, and (iii) an aggregate of 733,334 shares of Common Stock at $5.25 per share, to two investors for aggregate proceeds to the Company in connection with such subscription of $22 million, $20 million of which securities were acquired by Yao Hang Finance (Hong Kong) Limited (the “Lead Investor”), the lead investor in the Private Placement (defined below), and $2 million of which securities were acquired by an outside investor (the “Outside Investor”). The Lead Investor paid $10 million in cash at the closing, and entered into a Common Stock and Warrant Subscription Agreement (the “Subscription Agreement”), First Amendment to Common Stock and Warrant Subscription Agreement (the “Amendment”), and full-recourse promissory note (the “Note”), which Amendment and Note require that it pay the balance $10 million in cash due no later than December 1, 2013, with 3,333,333 of the shares of Common Stock issued to the Lead Investor in the Private Placement, as well as warrants exercisable for (i) an aggregate of 333,333 shares of Common Stock at $3.75 per share, (ii) an aggregate of 333,333 shares of Common Stock at $4.50 per share, and (iii) an aggregate of 333,333 shares of Common Stock at $5.25 per share, being held in escrow by the Company pending the Lead Investor’s payment in full of the $10 million due under the Note.  The Outside Investor also entered into a Subscription Agreement, Amendment and Note, which Amendment and Note require that it pay the $2 million purchase price for the Common Stock and warrants no later than September 11,  2013, with all shares and warrants issued to the Outside Investor in the Private Placement being held in escrow by the Company pending the Outside Investor’s payment in full of the $2 million due under the Note. The Company plans to use the proceeds from the Private Placement as follows: (i) development of existing assets of the Company; (ii) acquisition of additional assets; (iii) repayment of debt; (iv) general working capital purposes; and (v) up to $20,000,000 may be applied by the Company towards possible acquisition of oil and gas interests currently being evaluated by the Company in Asia.  The Company expects to use the additional funds raised through the exercise of the warrants, if exercised, for development of existing assets, acquisition of additional assets, repayment of debt, and general working capital expenses.

The issuances and grants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients (a) were “accredited investors,” (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act of 1933; and/or (c) were non-U.S. persons.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

Date: August 14, 2013	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	IR Warrant.*

4.2	Form of Warrant for the Purchase of Common Stock Previously filed on August 12, 2013 as an exhibit to Form 8-K incorporated herein by reference

10.1	Letter Agreement, dated May 15, 2013, by and between PEDEVCO Corp. and South Texas Reservoir Alliance LLC Previously filed on May 17, 2013 as an exhibit to Form 10-Q incorporated herein by reference

10.2
First Amendment to Amended and Restated Secured Subordinated Promissory Note dated July 9, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation
Previously filed on July 15, 2013 as an exhibit to Form 8-K incorporated herein by reference

10.3
Amended and Restated Promissory Note dated July 9, 2013, by and between Pacific Energy Development Corp. and Condor Energy Technology LLC in favor of MIE Jurassic Energy Corporation
Previously filed on July 15, 2013 as an exhibit to Form 8-K incorporated herein by reference

10.4	Form of Common Stock and Warrant Subscription Agreement Previously filed on August 12, 2013 as an exhibit to Form 8-K incorporated herein by reference

10.5	Form of First Amendment to Common Stock and Warrant Subscription Agreement Previously filed on August 12, 2013 as an exhibit to Form 8-K incorporated herein by reference

10.6	Form of Promissory Note Previously filed on August 12, 2013 as an exhibit to Form 8-K incorporated herein by reference

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS #	XBRL Instance Document

101.SCH #	XBRL Taxonomy Extension Schema Document

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed herewith.

** Furnished herewith.

# XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.