Form 10-Q/A
period 2013-06-30
PEDEVCO CORP
filed 2013-08-14
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed solely to amend the Registrant’s original Form 10-Q filing for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Prior Filing”), to include the certifications of the Principal Executive Officer and Principal Financial Officer of the Registrant (Exhibits 31.1, 31.2, 32.1 and 32.2, the “Exhibits”) which were inadvertently left out of the Prior Filing.  Except to include the Exhibits, this Amended Report is identical to the Prior Filing.

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