Form 10-Q/A
period 2013-06-30
PEDEVCO CORP
filed 2013-08-21
CIK 1141197

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q of PEDEVCO Corp. (“PEDEVCO” or the “Company”) for the quarter ended June 30, 2013, as filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2013 and amended by Amendment No. 1 thereto, filed with the Commission on August 14, 2013 (collectively, the “Prior Filing”), is being filed to amend Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds,” to disclose the issuance of certain shares of restricted common stock and the grant of certain options to purchase shares of common stock of the Company under the Company’s 2012 Equity Incentive Plan in connection with the Company’s year 2012 annual equity incentive compensation review process to certain employees and consultants of the Company on August 9, 2013, which were inadvertently omitted from Part II, Item 2 of the Prior Filing.  This Amendment No. 2 does not affect any other portion of the Prior Filing. Additionally, this Amendment No. 2 does not reflect any event occurring after August 14, 2013, the original filing date of the Prior Filing.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 11, 2013, the Company issued 177,778 shares of common stock upon conversion of 177,778 shares of its Series A preferred stock held by a shareholder.

On January 27, 2013, the Company issued 6,659,682 shares of common stock on a 1-1 conversion of all of its 6,659,682 outstanding Series A preferred stock, pursuant to the automatic conversion provisions the Company’s Series A Convertible Preferred Stock Amended and Restated Certificate of Designation.

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

On August 12, 2013, the Company completed the closing of a private placement (the “Private Placement”) pursuant to which it sold (a) 7,333,334 shares of its common stock (the “Common Stock”) at a price of $3.00 per share, which included rights to the following warrants (b) three-year warrants exercisable on a cash basis only for (i) an aggregate of 733,334 shares of Common Stock at $3.75 per share, (ii) an aggregate of 733,334 shares of Common Stock at $4.50 per share, and (iii) an aggregate of 733,334 shares of Common Stock at $5.25 per share, to two investors for aggregate proceeds to the Company in connection with such subscription of $22 million, $20 million of which securities were acquired by Yao Hang Finance (Hong Kong) Limited (the “Lead Investor”), the lead investor in the Private Placement (defined below), and $2 million of which securities were acquired by an outside investor (the “Outside Investor”). The Lead Investor paid $10 million in cash at the closing, and entered into a Common Stock and Warrant Subscription Agreement (the “Subscription Agreement”), First Amendment to Common Stock and Warrant Subscription Agreement (the “Amendment”), and full-recourse promissory note (the “Note”), which Amendment and Note require that it pay the balance of $10 million in cash due no later than December 1, 2013, with 3,333,333 of the shares of Common Stock issued to the Lead Investor in the Private Placement, as well as warrants exercisable for (i) an aggregate of 333,333 shares of Common Stock at $3.75 per share, (ii) an aggregate of 333,333 shares of Common Stock at $4.50 per share, and (iii) an aggregate of 333,333 shares of Common Stock at $5.25 per share, being held in escrow by the Company pending the Lead Investor’s payment in full of the $10 million due under the Note.  The Outside Investor also entered into a Subscription Agreement, Amendment and Note, which Amendment and Note require that it pay the $2 million purchase price for the Common Stock and warrants no later than September 11, 2013, with all shares and warrants issued to the Outside Investor in the Private Placement being held in escrow by the Company pending the Outside Investor’s payment in full of the $2 million due under the Note. The Company plans to use the proceeds from the Private Placement as follows: (i) development of existing assets of the Company; (ii) acquisition of additional assets; (iii) repayment of debt; (iv) general working capital purposes; and (v) up to $20,000,000 may be applied by the Company towards possible acquisition of oil and gas interests currently being evaluated by the Company in Asia.  The Company expects to use the additional funds raised through the exercise of the warrants, if exercised, for development of existing assets, acquisition of additional assets, repayment of debt, and general working capital expenses.

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

On August 9, 2013, the Company granted an aggregate of 1,165,000 shares of its restricted Common Stock with an aggregate fair value of $4,368,750 to certain officers and employees of the Company pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s year 2012 annual equity incentive compensation review process. 40% of the shares vest six months from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company.

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

PEDEVCO Corp.

Date: August 21, 2013	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2013	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

__________
* Filed herewith.