Form 10-Q
period 2013-09-30
PEDEVCO CORP
filed 2013-11-14
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

At November 14, 2013, there were 22,848,914 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and Nine months Ended September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012

Assets
Current assets:
Cash	$2,263,518	$2,478,250
Restricted cash	2,000,000	-
Accounts receivable - oil and gas	11,795	16,571
Accounts receivable - oil and gas - related party	71,386	112,488
Accounts receivable - related party	226,737	83,064
Deferred financing costs	23,354	-
Prepaid expenses and other current assets	53,113	133,900
Total current assets	4,649,903	2,824,273

Oil and gas properties:
Oil and gas properties, subject to amortization, net	3,151,512	2,420,688
Oil and gas properties, not subject to amortization, net	5,787,364	925,382
Total oil and gas properties, net	8,938,876	3,346,070

Equipment, net of accumulated depreciation	29,324	87,883
Notes receivable - related parties	5,024,539	2,786,064
Other assets	42,090	-
Deposit for business acquisitions	8,000,000	-
Investments - equity method	2,080,283	2,098,334
Investments - cost method	4,100	4,100
Total assets	$28,769,115	$11,146,724

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$78,742	$132,243
Accounts payable - related party	2,524,795	922,112
Accrued expenses	1,241,444	1,449,014
Accrued expenses - related party	825,515	36,168
Notes payable, net of discount	2,793,070	-
Notes payable, net of discount- related parties	7,164,211	2,170,065
Total current liabilities	14,627,777	4,709,602

Long-term liabilities:
Asset retirement obligations	59,463	59,298
Total liabilities	14,687,240	4,768,900

Commitments and contingencies

Redeemable Series A convertible preferred stock: -0- and 555,556 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	1,250,000

Shareholders' equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, -0- and 6,234,845 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	-	6,235
Common stock, $0.001 par value, 200,000,000 shares authorized;
22,531,146 and 7,183,501 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	22,531	7,184
Stock subscription receivable	(10,392,825)	(276,326)
Additional paid-in capital	43,208,421	18,167,419
Accumulated deficit	(18,756,252)	(12,776,688)
Total shareholders' equity	14,081,875	5,127,824

Total liabilities and shareholders' equity	$28,769,115	$11,146,724

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Oil and gas sales	$198,768	$175,183	$623,981	$332,848

Operating expenses:
Lease operating costs	122,990	123,059	512,034	170,894
Selling, general and administrative expense	1,500,867	1,021,221	4,049,209	2,111,633
Impairment of oil and gas properties	218,590	-	307,093	-
Loss on oil and gas property acquisition deposit	-	-	200,000	-
Depreciation, depletion, amortization and accretion	101,465	59,407	356,486	72,876
Impairment of goodwill	-	6,820,003	-	6,820,003
Loss on settlement of payables	8,455	139,874	8,455	139,874
Total operating expenses	1,952,367	8,163,564	5,433,277	9,315,280

Gain on sale of equity method investments	-	-	-	64,168
Gain (loss) from equity method investments	126,897	(23,711)	(240,705)	(79,365)
Operating loss	(1,626,702)	(8,012,092)	(5,050,001)	(8,997,629)

Other income (expense):
Interest expense	(492,481)	-303,254	(1,099,163)	-303,254
Interest income	53,873	4,753	140,301	4,753
Gain on change in derivative fair value	-	-	14,005	-
Other income	-	1,387	15,294	1,677
Loss on extinguishment of debt	-	-159,913	-	-159,913
Total other expense	(438,608)	-457,027	(929,563)	-456,737

Net loss	$(2,065,310)	$(8,469,119)	$(5,979,564)	$(9,454,366)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.49)	$(0.40)	$(0.56)

Weighted average number of common shares outstanding:
Basic and diluted	18,560,218	17,263,641	14,851,583	16,992,400

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities:	$(5,979,564)	$(9,454,366)
Net loss

Adjustments to reconcile net loss to net cash used
in operating activities:
Stock based compensation expense	1,207,744	417,414
Impairment of oil and gas properties	307,093	-
Loss on oil and gas property acquisition deposit	200,000	-
Depreciation, depletion, amortization and accretion	356,486	72,876
Impairment of goodwill	-	6,820,003
Loss on settlement of payables	8,455	139,874
Gain on sale of equity method investment	-	(64,168)
Loss from equity method investments	240,705	79,365
Amortization of debt discount and deferred financing costs	492,814	253,752
Gain on change in fair value of derivative	(14,005)	-
Loss on debt extinguishment	-	159,913
Changes in operating assets and liabilities:
Accounts receivable	(97,795)	90,152
Prepaid expenses and other current assets	80,787	(158,801)
Other assets	(42,090)	-
Accounts payable	(794,641)	12,354
Accrued expenses	661,777	159,011
Cash used in operating activities	(3,372,234)	(1,472,621)

Cash Flows From Investing Activities:
Investment in restricted cash	(2,000,000)	(700,000)
Cash paid for unproved leasehold costs	(4,021,490)	-
Cash paid for oil and gas properties	-	(1,500,000)
Cash paid for drilling costs	(130,904)	-
Cash paid for equipment	-	(1,549)
Cash paid for oil and gas property acquisition deposits	(8,200,000)	-
Issuance of notes receivable - related parties	(2,461,129)	(429,116)
Cash proceeds from the sale of White Hawk investment	-	1,000,000
Cash paid for acquisition of Blast Energy Services, Inc.	-	(444,628)
Cash used in investing activities	(16,813,523)	(2,075,293)

Cash Flows From Financing Activities:
Proceeds from private placements – related party	12,000,000	-
Proceeds from notes payable, net of financing costs	2,950,000	-
Proceeds from notes payable, related parties, net of financing costs	5,050,000	-
Cash paid for deferred financing costs	(40,000)	-
Proceeds from sales of Series A preferred stock, net of offering costs	-	8,015,071
Proceeds from exercise of warrants	11,025	4,800
Net cash provided by financing activities	19,971,025	8,019,871

Net increase (decrease) in cash	(214,732)	4,471,957
Cash at beginning of period	2,478,250	176,471
Cash at end of period	$2,263,518	$4,648,428

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Accrual of drilling costs	$871,602	$1,086,950
Accrual of oil and gas properties acquisition costs	$1,173,664	$1,000,000
Change in estimates of asset retirement obligations	$1,444	$1,838
Issuance of 555,556 shares of Series A preferred stock in exchange for acquisition of Excellong E&P-2, Inc.	$-	$1,250,000
Issuance of 76,667 shares of Series A preferred stock to settle payables	$-	$172,500
Conversion of Series A preferred stock to common stock	$6,282	$-
Conversion of redeemable preferred stock to common stock	$556	$-
Expiration of redemption feature in 555,556 shares of Series A preferred stock issued in acquisition of Excellong E&P-2, Inc.	$1,250,000	$-
Issuance of Series A preferred stock in settlement of carried interest payable	$-	$419,624
Issuance of Series A preferred stock for stock subscription receivable	$-	276,326
Issuance of common stock in settlement of stock payable	$80,000	$-
Issuance of common stock in settlement of accrued liabilities	$-	481,069
Issuance of common stock for convertible notes payable	$-	101,250
Issuance of preferred stock in settlement of stock payable	$47	$-
Issuance of common stock to Esenjay in exchange for acquisition of Excellong E&P-2, Inc. on behalf of Condor	$116,499	$-
Rescission of common stock issued for exercise of stock options in 2012	$121	$-
Debt discount related to warrants issued in conjunction with notes payable	$243,771	$-
Deferred financing costs related to warrants issued in conjunction with notes payable	$31,176	$-
Fair value of derivative warrant instruments issued with notes payable	$14,005	$-
Reduction in notes receivable for the equity investment losses in excess of the Company's investment account	$222,655	$-
Warrants issued to MIE for sale of White Hawk equity interests	$-	$2,586
Contribution of Excellong E&P-2, Inc. to White Hawk as equity investment	$-	$3,737,809
Purchase adjustment for sale of White Hawk interest	$-	$58,332
Transfer of unproved property to proved property	$-	14,592
Beneficial conversion feature associated with convertible debt	$-	$667,418
Cashless exercise of common stock warrants	$-	$5

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO CORP., (formerly Blast Energy Services, Inc.) (“PEDEVCO” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K on March 25, 2013, as amended, have been omitted.

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO’s primary business plan is: (i) engaging in the acquisition, exploration, development and production of oil and natural gas resources in the United States, primarily shale oil and natural gas and secondarily conventional oil and natural gas opportunities in the United States (U.S.), and (ii) utilizing the Company’s strategic relationships for acquisition, exploration, development and production in Asia, with a particular focus on China and Kazakhstan.

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

The Company also owns an average 98% working interest in leases covering the Mississippian Lime located in Comanche, Harper, Barber and Kiowa Counties, Kansas. The Company serves as the operator of this asset and anticipates drilling its first well in the fourth quarter of 2013.

The Company plans to focus initially on developing shale oil and gas assets held by the Company in the U.S., including its first oil and gas working interest known as the “Niobrara Asset,” its second oil and gas working interest known as the “Eagle Ford Asset,” and its most recently acquired oil and gas working interest known as the “Mississippian Asset”.  In addition, the Company has also entered into an agreement to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), a British Virgin Islands entity, which holds an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity.  Aral holds a production license covering a 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan, which the Company plans to close upon receipt of required approvals from the government of Kazakhstan, anticipated to be received no later than the third quarter of 2014.  The Company plans to seek additional shale oil and gas and conventional oil and gas asset acquisition opportunities in the U.S. and Asia utilizing its strategic relationships and technologies that may provide the Company a competitive advantage in accessing and exploring such assets. Some or all of these assets may be acquired by subsidiaries, and equity investees such as Condor and White Hawk, or others that may be formed at a future date.

NOTE 3 – GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations of $18,756,252 from the date of inception (February 9, 2011) through September 30, 2013 and has a negative working capital and/or accumulated deficit at September 30, 2013. Additionally, the Company is dependent on obtaining additional debt and/or equity financing to roll-out and scale its planned principle business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2013 and December 31, 2012, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2013, approximately $4,013,518 of the Company’s cash balances were uninsured. The Company has not experienced any losses in such accounts.

Sales to three customers comprised 100% of the Company’s oil revenues and sales to one customer comprised 100% of its gas revenues for the nine-month period ended September 30, 2013.  For the nine months ending September 30, 2012, sales to two customers comprised 100% of the Company’s oil revenues and there were no gas revenues for the nine-month period ended September 30, 2012. The Company believes that, in the event that its primary customer was unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

Earnings or Loss per Common Share. Basic earnings per common share equal net earnings or loss divided by weighted average common shares outstanding during the period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the nine month periods ended September 30, 2013 and 2012, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. As of September 30, 2013, the Company excluded 1,443,724 potentially issuable shares of common stock related to options and 2,886,686 potentially issuable shares of common stock related to warrants due to their anti-dilutive effect.

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

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2013:

	December 31, 2012	Additions	Disposals	Transfers	September 30, 2013
Unproved properties	$1,105,645	$5,169,077	$-	$-	$6,274,722
Proved properties	2,479,535	1,028,584			3,508,119
Asset retirement costs	16,552	(1,445)	-	-	15,107
Accumulated depreciation depletion and impairment	(255,662)	(603,410)	-	-	(859,072)
Total oil and gas assets	$3,346,070	$5,592,806	$-	$-	$8,938,876

The above amounts include the effect of owners who choose not to participate in the costs of the development of the properties (non-consenting owners) which has increased our interest in the properties’ operations during the nine months ended September 30, 2013.

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2013 amounted to $79,042 and $296,317, respectively. The Company recorded impairment expense for expired leasehold costs in the amount of $218,590 and $307,093 for the three and nine months ended September 30, 2013, respectively. During the year ended December 31, 2012, the Company began drilling operations on its FFT2H, Logan 2H and Waves 1H wells. The Company completed the FFT2H well in July 2012. For the nine months ended September 30, 2013, the Company has incurred $574,619 and $453,965 in drilling costs related to the Logan 2H and Waves 1H wells, respectively, in addition to amounts previously incurred. These wells were both completed in February 2013.

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

In connection with the closing of the Company’s acquisition of the Mississippian Asset, pursuant to a letter agreement with STXRA dated March 25, 2013, as amended, the Company is obligated to pay STXRA a completion fee of $507,221 (equal to $75.00 per net oil and gas acre acquired in the Mississippian Asset (the “Completion Fee”)), based on the 6,763 net acres acquired, which is payable 80% in cash and 20% in the Company’s common stock, or $405,777 in cash and $101,444 in common stock (the “Equity Consideration”). Such cash compensation is due and payable to STXRA thirty (30) days following the closing of the Company’s next underwritten public offering, and as Equity Consideration the Company issued to STXRA 33,815 shares of common stock on July 11, 2013. The Company recorded an account payable and a corresponding asset to oil and gas properties, not subject to amortization on March 25, 2013 in the accompanying balance sheet for $507,221.  STXRA originally identified the Mississippian Asset acquisition opportunity for the Company, and provided substantial acquisition and due-diligence related consulting services to the Company, with their sole compensation being the Completion Fee.

NOTE 6 – DEPOSIT FOR BUSINESS ACQUISITION

On September 16, 2013, the Company entered into a Share Subscription Agreement to acquire an approximate 51% ownership in Asia Sixth, which holds an approximate 60% ownership interest in Aral.  Aral holds a 100% operated working interest in a production license issued by the Republic of Kazakhstan that expires in 2035 in western Kazakhstan (the “Contract Area”).  The Contract Area covers 380,000 acres within the North Block located in the Pre-Caspian Basin.  This basin is the largest currently producing basin in Kazakhstan.

Under the agreement, the Company plans to take control of Aral through the acquisition of a 51% controlling interest in Asia Sixth, by way of subscription of shares of Asia Sixth, which in turn currently holds a 60% controlling interest in Aral.  Asia Sixth’s interest in Aral is scheduled to increase to 66.5% following the completion of certain transactions to occur between Asia Sixth and Asia Sixth’s partner in Aral that currently holds the remaining 40% interest in Aral (the “Aral Transactions”).  Upon closing and completion of the Aral Transactions, Aral will be owned 66.5% by Asia Sixth, which will be controlled and managed by the Company.  Thus, the Company, through its 51% majority ownership in Asia Sixth, will own an approximately 34% beneficial interest in Aral and have control of Aral through its control of Asia Sixth. The closing of the transaction is anticipated to occur in September 2014, subject to the satisfaction of certain customary closing conditions including the approval of the Agency of the Republic of Kazakhstan for the Protection of Competition and the Ministry of Oil and Gas of the Republic of Kazakhstan (“MOG”), and the MOG’s waiver of its pre-emptive purchase right with respect to the transaction. In addition, the Company’s ability to pay the final closing payment (if and to the extent due) is contingent upon the Company securing sufficient financing, of which there can be no assurances.

The Company has paid an initial deposit of $8 million in September and a subsequent deposit of $2 million on October 1, 2013 to Asia Sixth, and shall increase its deposit by up to $10 million to a total of $20 million contingent upon receipt of payment in full to the Company from an investor under a promissory note maturing in December 2013. As of September 30, 2013, the $10 million promissory note maturing in December 2013 is recorded as a $10 million stock subscription receivable on the balance sheet. The deposit is subject to full refund to the Company in the event the transaction does not close, other than as a result of the Company’s material uncured breach.  These funds will also be used, in part, to recomplete and rework currently producing wells with the goal of significantly increasing their production rates. Based on how these wells perform, at closing, the Company shall owe to Asia Sixth a final closing payment equal to an additional:  (i) $20 million if the daily average volume of oil produced by Aral over a specified 30 day period (the “Target Volume”) equals or exceeds 1,500 barrels of oil per day (“BOPD”); (ii) $15 million if the Target Volume equals or exceeds 1,000 BOPD but is less than 1,500 BOPD; or (iii) $0 due if the Target Volume comes in less than 1,000 BOPD.

Upon closing, the Company and the other shareholders of Asia Sixth will enter into a shareholders agreement, pursuant to which the shareholders will agree to certain restrictions on the transfer of their interests in Asia Sixth, certain pre-emption rights in the event a shareholder desires to transfer its interests in Asia Sixth, certain information rights, and certain other rights, including, but not limited to, certain management and control provisions, including: (i) the Company’s right to nominate two (2) of the five (5) directors of Asia Sixth, subject to the Company maintaining at least a 25% ownership of Asia Sixth; (ii) the Company’s right to nominate one (1) additional of the five (5) directors of Asia Sixth, subject to the Company maintaining at least a 51% ownership of Asia Sixth; (iii) the Company’s right to designate the Chairman of Asia Sixth from among its directors appointed to the Asia Sixth Board; and (iv) the appointment of two (2) of the Asia Sixth directors designated by the Company to the five (5) member Supervisory Council of Aral.

NOTE 7 – EQUIPMENT

Equipment as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
Computer equipment	$6,714	$6,714
AFJ Rig	112,089	112,089
Subtotal	118,803	118,803

Less:
Accumulated depreciation	(89,479)	(30,920)
Equipment, net	$29,324	$87,883

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $58,559 and $5,776, respectively, and is included in operating expenses in the accompanying consolidated statements of operations.

Upon completion of the acquisition, the Company anticipates that the transaction will be accounted for as a business combination whereby the financial results of Asia Sixth will be consolidated with the financial results of the Company.

NOTE 8 – NOTES RECEIVABLE

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, with an effective date of November 1, 2012, which note permits multiple loans to be made thereunder up to $8,000,000 as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due September 24, 2015. As of September 30, 2013, the balance of the note receivable is $4,065,108 plus accrued interest of $142,286 due from Condor. The carrying balance of the note receivable was reduced by $222,655 as the Company’s share of losses from Condor for the nine months ended September 30, 2013 of $383,008 were more than the Company’s residual value in Condor of $160,353 in the investment account.  In accordance with ASC 323-10-35, the excess loss from Condor was used to reduce the notes receivable balance.

The Company loaned White Hawk funds for operating expenses and drilling and completion costs for a third Eagle Ford well, pursuant to a promissory note entered into on June 4, 2012, which note permits multiple loans to be made thereunder as separate “advances”, with no stated maximum limit of loan principal. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest of each loan is due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due June 4, 2015. As of September 30, 2013, the balance of the note receivable is $1,039,799.

NOTE 9 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

In October 2011, the Company formed a subsidiary, Condor Energy Technology LLC (“Condor”), a limited liability company organized under the laws of the State of Nevada. The Company accounts for its 20% ownership in Condor using the equity method. The Company evaluated its relationship with Condor to determine if Condor was a variable interest entity (“VIE”) as defined in ASC 810-10, and whether the Company was the primary beneficiary of Condor, in which case consolidation with the Company would be required. The Company determined that Condor qualified as a VIE; however, the Company concluded that MIE Holdings was the primary beneficiary as a result of being in control of the Board and its ability to control the funding commitments to Condor. The Company’s total investment in Condor at September 30, 2013 was $0, after recording its share of Condor’s losses for the nine months ended September 30, 2013 of $383,008 ($160,353 to the investment account and the balance of $222,655 used to reduce the notes receivable balance) and losses for the year ended December 31, 2012 of $428,100.

	September 30,	December 31,
	2013	2012
Beginning balance, as of January 1, 2013, and 2012, respectively	$160,353	$588,453
Contributions	-	-
Equity in net loss at 20%	(160,353)	(428,100)

Ending balance	$-	$160,353

On June 13, 2013, Condor spudded the State 16-7-60 1H well (the “State Well”).  Pursuant to that certain Purchase and Sale Agreement, dated July 26, 2012, entered into by Condor and Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd. (collectively, “Esenjay”), Condor became obligated to issue 27,804 shares of common stock (the “Esenjay Shares”) of the Company to Esenjay, as additional consideration due to Esenjay upon the spudding of the first well.  The Esenjay Shares were issuable to Esenjay within ten (10) days of the spud date of the State Well. On July 1, 2013, the Company issued the Esenjay Shares on Condor’s behalf and recorded $116,499 as a stock subscription receivable, due from Condor, for the total of 27,804 shares at $4.19 per share on the date of grant.

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, with an effective date of November 1, 2012, which note permits multiple loans to be made thereunder up to $8,000,000 as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due September 24, 2015. As of September 30, 2013, the balance of the note receivable is $4,065,108 plus accrued interest of $142,268 due from Condor.

The Company has an agreement to provide operational and financial management services to Condor for which Condor owes $219,540 at September 30, 2013. The monthly management fee is determined at least annually by the Members of Condor. Prior to November 1, 2012, the Company charged a monthly management fee of $28,250 to Condor. On November 1, 2012, the Members of Condor agreed to a monthly management fee of $40,300 for 2013 which was further revised in the period ending September 30, 2013 to $55,000 per month.

At September 30, 2013, Condor owes the Company $71,386 from production sales related to the Company’s net revenue interests in the Niobrara Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet.

At September 30, 2013, the Company owes Condor $261,164 from production related expenses and $1,831,198 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. Related to the February 22, 2013 Agreement for Purchase of Term Assignment (the “Purchase Agreement”) between PEDCO MSL and Berexco for the acquisition of the Mississippian Asset and approximately 10.5 square miles of related 3-D seismic data for an aggregate purchase price of $4,207,117, the $864,866 initial deposit due from PEDCO MSL to Berexco were funds which were initially held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. An amount of $432,433 is due from the Company to Condor, representing 50% of this initial deposit, and this amount is also reflected in accounts payable - related party in the accompanying balance sheet.

Summarized income statement information of Condor follows:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Revenues	$3,628,450	$462,613
Net loss from operations	$(1,294,761)	$(517,858)
Net loss	$(1,915,232)	$(630,180)

White Hawk Petroleum, LLC

In May, 2012, the Company formed a subsidiary, White Hawk Petroleum, LLC (“White Hawk”), a limited liability company organized under the laws of the State of Texas. The Company accounts for its 50% ownership in White Hawk using the equity method. The Company evaluated its relationship with White Hawk to determine if White Hawk was a variable interest entity (“VIE”) as defined in ASC 810-10, and whether the Company was the primary beneficiary of White Hawk, in which case consolidation with the Company would be required. The Company determined that White Hawk qualified as a VIE; however, the Company concluded that MIE Holdings was the primary beneficiary as a result of being in control of the Board and it’s ability to control  the funding commitments to White Hawk.

The Company accounts for its 50% ownership in White Hawk using the equity method. The Company’s total investment in White Hawk at September 30, 2013 was $2,080,262 after recording its share of White Hawk’s net gain for the nine months ended September 30, 2013 of $146,463.

September 30, 2013

Beginning balance, January 1, 2013	$1,937,981
Equity in net income at 50%	142,302
Ending balance, September 30, 2013	$2,080,283

The Company loaned White Hawk funds for operating expenses and drilling and completion costs for a third, fourth and fifth Eagle Ford well, pursuant to a promissory note entered into on June 4, 2012, which note permits multiple loans to be made thereunder as separate “advances”, with no stated maximum limit of loan principal. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest of each loan is due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due June 4, 2015. As of September 30, 2013, the balance of the note receivable is $1,039,799 including accrued interest of -0-.

NOTE 10 – NOTES PAYABLE

Bridge Note Financing

On March 22, 2013, the Company closed a private placement of secured promissory notes (the “Bridge Notes”) for an aggregate principal amount of $4.0 million, together with warrants exercisable for a total of up to 76,198 shares of its common stock at an exercise price of $5.25 per share (the “Bridge Warrants,” and, together with the Bridge Notes, the “Bridge Securities”). At the closing of the bridge financing (the “Bridge Financing”), the Company entered into separate Note and Warrant Purchase Agreements with a total of 16 individual and institutional investors (collectively, the “Bridge Investors”), including ten (10) current Company shareholders, in which the Company sold and issued to the Bridge Investors a total of $4.0 million of Bridge Notes and Bridge Warrants to purchase 76,198 shares of the Company’s common stock (the "Note and Warrant Purchase Agreements") for gross proceeds of $4.0 million. The fair value of the warrants was $256,857 which was recorded as a debt discount. The debt discount as of September 30, 2013, was $83,207. The debt discount was being amortized over the expected life of the Bridge Financing, which is December 2013. Interest expense for the nine-month period ended September 30, 2013 and 2012 was $173,650 and -0-, respectively.

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

Somerley Limited (“Somerley”) acted as the Company’s placement agent with respect to a portion of the Bridge Financing sold to non-U.S. investors. As compensation, Somerley received total cash fees of $40,000 and Bridge Warrants to purchase a total of up to 9,524 shares of the Company’s common stock at an exercise price of $5.25 per share valued at $32,095 using a Monte Carlo simulation model. The Company capitalized these amounts as deferred financing costs and will be amortized over the expected life of the Bridge Financing. Interest expense for the nine month period ended September 30, 2013 was $48,741.

Terms of the Bridge Notes

The proceeds of the Bridge Financing were used by the Company for (i) the acquisition of the Mississippian asset; (ii) up to $300,000 to acquire an exclusive option to acquire leases and 3D seismic data covering up to an additional 7,880 gross (7,043 net) Mississippian acres located in Harper, Kiowa, Barber and Comanche Counties, Kansas, and Woods County, Oklahoma; (iii) the payment of placement agent fees; and (iv) general working capital expenses.

The Bridge Notes have an annual interest rate of 10% and are due and payable on the earlier to occur of (i) the date that is thirty (30) days following the closing of the Company’s next underwritten public offering of the Company’s common stock, or (ii) December 31, 2013 (the “Maturity Date”). The Company may, in its sole discretion, repay the Bridge Notes in whole or in part at any time prior to the Maturity Date. The Bridge Notes are secured by a lien and security interest in all of the Company’s assets, subject to a senior lien on the Company’s Niobrara assets held by MIEJ, an affiliate of MIE Holdings, which secures MIEJ’s loans to date under the Note with MIEJ described below.

Upon maturity, the Company is obligated to pay to the holders an additional payment-in-kind (“PIK”) cash amount equal to 10% of the original principal amount of the Bridge Notes, or $400,000. If an event of default on the Bridge Notes occurs, the principal amount of the Bridge Notes, plus accrued and unpaid interest and the PIK, if any, may be declared immediately due and payable, subject to certain conditions set forth in the Bridge Notes. These amounts may automatically become due and payable upon written notice of holders of a majority of the then-outstanding principal amount in the case of certain types of bankruptcy or insolvency events. The PIK liability was reflected as a debt discount to the principal and amortized over the life of the Bridge Notes, which is estimated to be until December 2013. The amount of the debt discount reflected on the balance sheet as of September 30, 2013 was $129,577; and the interest expense was $270,423 for the nine month period ended September 30, 2013.

Terms of the Bridge Warrants.

The Bridge Warrants are exercisable for shares of the Company’s common stock for a period of four (4) years commencing as of their issuance date, at an exercise price of $5.25 per share; provided, however, that the exercise price shall be adjusted to the price per share at which the Company issues common stock in the Company’s next underwritten public offering of common stock, if such price per share is lower than $5.25 per share and such offering occurs within six months of the grant date. The Bridge Warrants may be exercised on a cashless basis. The Company determined that these warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could have resulted in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Such warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Monte Carlo simulation valuation model in the period ended March 31, 2013. The Company subsequently determined, as a public offering was not closed prior to the six month expiration of any possible exercise price adjustment on September 22, 2013, that the exercise price of the warrants would not be reset and the derivative feature of the warrants has no value as of the period ending September 30, 2013.

Related Party Financings

MIE Jurassic Energy Corporation

On February 14, 2013, the Company’s subsidiary, Pacific Energy Development Corp. (“PEDCO”) entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “Note”, the description of which Note below takes into account the amendments to such Note to date) with MIEJ, with an effective date of November 1, 2012. Under the Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million under the Note, with repaid amounts not being permitted to be re-borrowed. Amounts borrowed under the Note were used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset, Niobrara Asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ to Condor with respect to the Mississippian Asset acquisition and applied toward the Company’s purchase price of the Mississippian Asset. When drawn, principal borrowed under the Note carries an interest rate of 10.0% per annum. Principal and accrued interest under the Note is due and payable within ten (10) business days of August 31, 2014. The Note may be prepaid in full by PEDCO without penalty, and is secured by all of PEDCO’s ownership and working interests in the FFT2H, Logan 2H, Waves 1H, State 16-7-60 1H and Wickstrom 18-2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such wells, and PEDCO’s ownership and working interests in each future well drilled and completed in the Niobrara Asset. The Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the Note on March 25, 2013, for a total current principal amount outstanding under the Note of $6.17 million as of September 30, 2013. There is currently approximately $330,000 available for future borrowing by PEDCO under the Note. Further, the Company owes $430,258 in accrued interest at September 30, 2013 under the Note.

NOTE 11 – DERIVATIVE LIABILITIES

The Company determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The warrants issued in connection with the Bridge Warrants (as discussed in Note 10 – Bridge Financing) contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that the Company issues common stock in an underwritten public offering occurring within six (6) months following March 22, 2013, if the price per share of Company common stock issued in the underwritten public offering is less than the Exercise Price of the Warrant hereunder (as adjusted prior to, or in connection with, such underwritten public offering pursuant to stock splits, stock dividends, reorganizations, mergers, consolidation or sales of assets), then the Exercise Price of this Warrant shall be automatically adjusted to equal the offering price per share issued by the Company in the underwritten public offering, provided, however, that this is a one-time adjustment to occur only in connection with the Company’s first underwritten public offering consummated within six (6) months following March 22, 2013. Such warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Monte Carlo simulation valuation model in the period ended March 31, 2013. As a public offering was not closed prior to the six months expiration of any possible exercise price adjustment on September 22, 2013, the exercise price of the warrants was not reset and the derivative feature of the warrants has no value as of the period ending September 30, 2013. Activity for derivative warrant instruments during the nine months ended September 30, 2013, was as follows:

Description	Balance at December 31, 2012	Initial valuation of derivative liabilities upon issuance of warrants	Decrease in fair value of derivative liability	Exercise of warrants	Balance at September 30, 2013

Bridge Warrants	$-	$14,005	$(14,005)	$-	$-
Total	$-	$14,005	$(14,005)	$-	$-

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

NOTE 12 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the nine months ended September 30, 2013 and 2012.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 35% is principally due to the increase in the valuation allowance.

Deferred income tax assets as of September 30, 2013 and December 31, 2012 are as follows:

	As of September 30, 2013	As of December 31, 2012
Deferred tax assets
Net operating loss carryovers	$3,756,537	$1,947,749
Less: valuation allowance	$(3,756,537)	$(1,947,749)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at September 30, 2013. The net change in the total valuation allowance for the nine months ended September 30, 2013 was an increase of $1,808,788.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2013, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through September 30, 2013.

As of September 30, 2013, the Company has federal net operating loss carryforwards of approximately $8,985,325 for federal and state tax purposes, respectively. If not utilized, these losses will begin to expire beginning in 2031 for both federal and state purposes.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014 for its corporate office space located in Danville, California. The obligation under this lease as of September 30, 2013 is $42,650.

Expired Leases in Oil & Gas Properties

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the Niobrara Asset, 428 net acres are due to expire in 2013 (239 net acres did expire during the nine month period ended September 30, 2013), 0 net acres expire in 2014, 37 net acres expire in 2015 and 145 net acres expire thereafter. The Company plans to hold significantly all of this acreage through an active program of drilling and completing producing wells. Where the Company is not able to drill a well before lease expiration, the Company will seek to extend leases where able. All “net” acreage reflects our acreage held directly and the Company’s 20% proportionate share of acreage held by Condor by virtue of the Company’s 20% ownership interest in Condor. In the Eagle Ford Asset, the balance of our 19 net acres not held by production will expire in 2014. However, the Company anticipates that none of our Eagle Ford acreage will expire in 2013 or thereafter as the Company anticipates that (i) the operator of our Eagle Ford Asset, Sundance Energy, Inc. (formerly Texon Petroleum Limited), will continue to complete wells in which the Company plans to participate in order to hold these leases, (ii) the third party operator with rights to the shallow depths will continue to complete wells that will hold these leases, and (iii) if required to hold leases, the Company may seek to sole risk drilling and completion of wells on the asset.

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

On August 12, 2013, the Company completed the closing of a private placement (the “Private Placement”, described in greater detail under Note 13 below) to two investors for an aggregate subscription of $22 million, $20 million of which securities were acquired by Yao Hang Finance (Hong Kong) Limited (the “Lead Investor”), the lead investor in the Private Placement, and $2 million of which securities were acquired by an outside investor (the “Outside Investor”).  The Lead Investor paid $10 million in cash at the closing, and entered into a full-recourse promissory note (the “Note”), which Note requires that it pay the balance of $10 million in cash due no later than December 1, 2013.  Upon receipt of the final $10 million due under the outstanding $10 million promissory note, the Company is obligated to remit such funds to Asia Sixth in connection with the Kazakhstan Acquisition. The Company has paid an initial deposit of $8 million in September and a subsequent deposit on October 1 of $2 million to Asia Sixth, and shall increase its deposit by up to $10 million to a total of $20 million.  In the event the final $10 million due under the outstanding $10 million promissory note is not received by the Company, the Company is not obligated to increase its deposit amount to Asia Sixth, and the Company may rescind the corresponding number of shares of common stock and warrants originally issued to the investor to the extent acquired in exchange for the $10 million promissory note.

The Company’s board of directors has adopted a compensation program that, effective for periods after 2012, will provide each of the Company’s “independent” directors with compensation consisting of (a) a quarterly cash payment of $5,000, and (b) an annual equity award consisting of shares of restricted stock valued at $60,000, vesting on the date that is one year following the date of grant. The Company currently has two “independent” directors, Mr. David C. Crikelair and Ms. Elizabeth P. Smith.

NOTE 14 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

On April 23, 2013, the Company’s board of directors approved a 1-for-3 reverse stock split of its common and preferred stock, effective as of the close of business on April 23, 2013. All preferred stock had previously been converted to common stock on a one for one basis on January 27, 2013 prior to the reverse stock split. As a result of the reverse stock split, every three shares of the Company’s issued common stock were converted into one share of the Company’s new common stock. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The stock split affected all issued and outstanding shares of the Company's common and preferred stock (of which there was no preferred stock issued and outstanding at the date of the split), as well as common or preferred stock underlying stock options, stock appreciation rights, restricted stock units, warrants and convertible debentures outstanding immediately prior to its effectiveness on April 23, 2013. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

Preferred Stock Issuances

During the nine month period ended September 30, 2013, activity in the Company’s preferred stock was as follows:

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

●
During 2012, the Company had issued 555,556 shares of Series A preferred stock valued at $2.25 per share in connection with the Excellong purchase agreement. The Company had a contingent obligation to repurchase up to the full 555,556 shares of Series A preferred stock at a price per share of $2.25 in the event that, on March 29, 2013, the market value of the stock was less than $1,250,000, and the sellers demanded repurchase. Accordingly, the shares were redeemable at the option of the holder as of December 31, 2012 and were classified outside of shareholders’ equity as of that date. On January 27, 2013, the shares redeemable at the option of the holders were converted to redeemable common stock. On March 29, 2013, the market value of the redeemable common stock exceeded $1,250,000, so the sellers were not able to demand redemption and the shares were reclassified to equity as of March 31, 2013.

At September 30, 2013, there were -0- shares of the Company’s Series A preferred stock outstanding.

COMMON STOCK

At September 30, 2013, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

In October 2011, the Company granted 233,334 shares of its restricted common stock valued at $0.30 per share to an executive of the Company. These shares were valued at $70,000. The shares were subject to forfeiture in the event the recipient was no longer an officer of the Company, which risk of forfeiture lapsed with respect to 50% of the shares on June 1, 2012, 25% on December 31, 2012 and the final 25% on June 1, 2013, all contingent upon the recipient's continued service with the Company. These awards were authorized and issued under the PEDCO 2012 Equity Incentive Plan adopted in February 2012. At September 30, 2013, none of these 233,334 shares were subject to forfeiture.

In February 2012, the Company granted five of its consultants and employees a total of 551,668 shares of its restricted common stock valued at $0.30 per share. The Company recorded stock-based compensation expense of $165,500 on the date of grant. The shares are subject to forfeiture in the event the recipient is no longer an employee, officer, director or consultant to the Company, which risk of forfeiture lapses with respect to 50% of the shares nine months from the date of grant, 20% twelve months from the date of grant, 20% eighteen months from the date of grant, and the final 10% twenty-four months from the date of grant, all contingent upon the recipient’s continued service with the Company. These awards were authorized and issued under the PEDCO 2012 Equity Incentive Plan adopted in February 2012. At September 30, 2013, 10% of these 551,668 shares were subject to forfeiture.

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

During the nine months ended September 30, 2013, the Company issued shares of common stock as follows:

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

●
On July 1, 2013, the Company’s Board of Directors approved the issuance, effective June 23, 2013 (the “Effective Date”), of an aggregate of 27,804 shares of common stock of the Company (the “Esenjay Shares”) to Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd. (collectively, “Esenjay”), as additional consideration due to Esenjay upon the spudding by Condor Energy Technology, LLC (“Condor”) of the State 16-7-60 1H well (the “State Well”) on June 13, 2013.  These shares were valued at $116,499. As of September 30, 2013, the Company recorded $116,499 as a stock subscription receivable for the total of 27,804 shares at $4.19 per share on the date of grant to reflect the shares issued to Esenjay by the Company on Condor’s behalf.

●	On July 11, 2013, the Company and STXRA entered into a letter agreement (the “STXRA Amendment”) regarding the equity compensation due and payable to STXRA by the Company in connection with the Company’s acquisition of certain interests in the Mississippian formation in southern Kansas from Berexco LLC that closed in March 2013 pursuant to that certain Agreement for Purchase of Term Assignment dated February 22, 2013 between Berexco and the Company (the “Berexco Transaction”). Pursuant to the STXRA Amendment, the Company agreed to further amend the terms of that certain letter agreement previously entered into with STXRA, dated March 25, 2013, as amended (the “Original STXRA Agreement”), to provide that the “Equity Consideration” (as defined therein) due to STXRA with respect to the Berexco Transaction would be equal to 33,815 shares of common stock of the Company (the “STXRA Shares”). On July 11, 2013, the Company issued to STXRA the STXRA Shares at a fair value of $109,899 based on the market price on the date of grant.

●	On August 9, 2013, the Company granted an aggregate of 1,165,000 shares of its restricted common stock with an aggregate fair value of $4,368,750, based on the market price on the date of grant, to certain employees of the Company pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s 2012 annual equity incentive compensation review process. 40% of the shares vest six months from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company. On this same date, the Company also granted an aggregate of 25,750 shares of its restricted common stock with an aggregate fair value of $96,563, based on the market price on the date of grant, to certain employees of, and consultants to, the Company pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s 2012 annual equity incentive compensation review process. The shares fully vest on the six month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company. All shares of restricted common stock granted under the 2012 Equity Incentive Plan are held in escrow and will be issued to the employees upon the date the shares vest. During the nine months ended September 30, 2013, the Company recognized restricted stock based compensation expense of $719,243. The remaining amount of unamortized restricted stock compensation expense at September 30, 2013 is $3,866,075.

●	On August 12, 2013, the Company completed the closing of a private placement (the “Private Placement”) pursuant to which it sold (a) 7,333,334 shares of its common stock at a price of $3.00 per share, which included rights to the following warrants (b) three-year warrants exercisable on a cash basis only for (i) an aggregate of 733,334 shares of common stock at an exercise price of $3.75 per share, (ii) an aggregate of 733,334 shares of common stock at an exercise price of $4.50 per share, and (iii) an aggregate of 733,334 shares of common stock at an exercise price of $5.25 per share. The relative fair value of the warrants on the date of grant using the Black Scholes model was $2,546,931.

The shares of common stock and warrants issued in the Private Placement  were issued to two investors for aggregate proceeds to the Company of $22 million, $20 million of which securities were acquired by Yao Hang Finance (Hong Kong) Limited (the “Lead Investor”), the lead investor in the Private Placement, and $2 million of which securities were acquired by an outside investor (the “Outside Investor”).  The Lead Investor paid $10 million in cash at the closing, and entered into a common stock and Warrant Subscription Agreement (the “Subscription Agreement”), First Amendment to common stock and Warrant Subscription Agreement (the “Amendment”), and full-recourse promissory note (the “Note”), which Amendment and Note require that it pay the balance of $10 million in cash due no later than December 1, 2013, with 3,333,333 of the shares of common stock issued to the Lead Investor in the Private Placement, as well as warrants exercisable for (i) an aggregate of 333,333 shares of common sStock at an exercise price of  $3.75 per share, (ii) an aggregate of 333,333 shares of common stock at an exercise price of  $4.50 per share, and (iii) an aggregate of 333,333 shares of common stock at an exercise price of $5.25 per share, being held in escrow by the Company pending the Lead Investor’s payment in full of the $10 million due under the Note.

The Outside Investor also entered into a Subscription Agreement, Amendment and Note, which Amendment and Note require that it pay the $2 million purchase price for the common stock and warrants no later than September 11, 2013 (paid on September 30, 2013), with all shares and warrants issued to the Outside Investor in the Private Placement being held in escrow by the Company pending the Outside Investor’s payment in full of the $2 million due under the Note.  On September 30, 2013, the Outside Investor paid the Company $2 million in full settlement of the Note and the Company approved the release of the shares and warrants held in escrow to the Outside Investor.  The $2 million received by the Outside Investor is classified as restricted cash in the Company’s balance sheet. The Company has committed to paying the $2 million to Asia Sixth as an additional deposit for the pending acquisition of 51% of Asia Sixth’s outstanding shares by the Company.

●
On August 20, 2013, the Company issued 4,900 shares of common stock to a former director of Blast Energy Services, Inc. in connection with the exercise of warrants to purchase 4,900 shares of common stock.  The Company received $11,025 in net proceeds from the exercise of the warrants.

●
On September 10, 2013, the Company granted an aggregate of 26,668 shares of its restricted common stock with an aggregate fair value of $120,006, based on the market price on the date of grant, to new independent directors of the Company pursuant to the Company’s 2012 Equity Incentive Plan. 100% of the shares vest on the one year anniversary date of grant, contingent upon the recipient’s continued service with the Company.

NOTE 15 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of September 30, 2013, 3,424 shares of common stock granted under the 2003 Stock Option Plan and 2009 Stock Incentive Plan approved when the Company was known as Blast Energy Services, Inc. (“Blast”) remain outstanding and exercisable. No options were issued under these plans in 2013.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 2,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 1,230,752 shares have been issued as restricted stock, 104,500 shares are subject to issuance upon exercise of issued and outstanding options, and 664,748 remain available for future issuance.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance share, and performance unit under the PEDCO Incentive Plan. As of September 30, 2013, options to purchase an aggregate of 405,804 shares of the Company’s common stock and 591,791 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

On August 9, 2013, the Company granted options to purchase an aggregate of 104,500 shares of common stock to four consultants and employees at an exercise price of $3.75 per share, pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s 2012 annual equity incentive compensation review process. The options have terms of five years and fully vest in August 2016.  With respect to options to purchase an aggregate of 64,500 shares, 40% of the shares subject to the options vest six months from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company. With respect to options to purchase an aggregate of 40,000 shares, 25% of the shares subject to the options vest six months from the date of grant, 15% vest twelve months from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, is $228,670. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 0.61%, (2) expected term of 3.5 years, (3) expected volatility of 85%, and (4) zero expected dividends.

During the nine months ended September 30, 2013, the Company recognized stock option based compensation expense of $488,501. The remaining amount of unamortized stock options expense at September 30, 2013was $221,825.

The intrinsic value of outstanding and exercisable options at September 30, 2013 was $5,094,589 and $3,773,309, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2012 was $6,870,330 and $3,144,095, respectively.

Option activity during the nine months ended September 30, 2013 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2013	1,218,206	$0.92	9.30
Granted	104,500	3.75
Exercised	-	-
Rescinded	127,800	0.48
Forfeited and cancelled	(6,782)	21.99

Outstanding at September 30, 2013	1,443,724	$0.78	8.34

Exercisable at September 30, 2013	999,483	$0.57	8.58

Warrants

As discussed in Note 10, the Company issued warrants to purchase 76,198 shares of the Company’s common stock to investors in conjunction with its Bridge Financing. Fair value of $243,771 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 0.60%; (2) expected term of 4 years; (3) expected volatility of 85%; and (4) zero expected dividends. Fair value of $256,857 was recorded as a debt discount which was calculated using Monte Carlo simulation. The debt discount as of September 30, 2013, was $83,207. Interest expense for the nine month period ended September 30, 2013 was $173,650.

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

On July 15, 2013, the Company issued a five-year warrant exercisable for 240,000 shares of the Company’s common stock on a cashless basis to an investor relations consultant as partial consideration for certain investor relations services to be provided to the Company (the “IR Warrant”).  The fair value calculated using the Black-Scholes option-pricing model on the date of issuance was $284,886. The IR Warrant has an exercise price per share of $5.00, and vests with respect to 50% of the shares issuable thereunder upon the IR Warrant issuance date, and 50% on February 1, 2014, subject to continued engagement by the Company of the investor relations consultant on such date.  Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 0.66%; (2) expected term of 2.5 years; (3) expected volatility of 85%; and (4) zero expected dividends. On October 9, 2013, the investor relations consultant notified the Company that it was immediately winding-down its operations and was terminating all investor relations engagements, including with the Company.  Accordingly, the Company cancelled the IR Warrant in full on October 25, 2013 due to non-performance by the consultant. No expense was recorded for these warrants.

On August 12, 2013, the Company completed the closing of a private placement (the “Private Placement”) pursuant to which it sold (a) 7,333,334 shares of its common stock at a price of $3.00 per share, which included rights to the following warrants (b) three-year warrants exercisable on a cash basis only for (i) an aggregate of 733,334 shares of common stock at $3.75 per share, (ii) an aggregate of 733,334 shares of common stock at $4.50 per share, and (iii) an aggregate of 733,334 shares of common stock at $5.25 per share. The relative fair value of the warrants on the date of grant using the Black Scholes model was $2,546,931. The shares of common stock and warrants were issued to two investors for aggregate proceeds to the Company in connection with such subscription of $22 million, $20 million of which securities were acquired by Yao Hang Finance (Hong Kong) Limited (the “Lead Investor”), the lead investor in the Private Placement, and $2 million of which securities were acquired by an outside investor (the “Outside Investor”).

The intrinsic value of outstanding as well as exercisable warrants at September 30, 2013 and December 31, 2012 was $1,105,584 and $1,883,479, respectively.

Warrant activity during the nine months ended September 30, 2013 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2013	633,631	$18.25	2.43
Granted	2,285,724	4.53
Exercised	(4,900)	2.25
Forfeited and canceled	(27,768)	349.54

Outstanding at September 30, 2013	2,886,686	$4.22	2.66

Exercisable at September 30, 2013	2,886,686	$4.22	2.66

NOTE 16 – RELATED PARTY TRANSACTIONS

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

Note Payable – MIEJ. On July 9, 2013, the Company and MIEJ agreed to amend the Secured Subordinated Promissory Note (the “Original PEDCO-MIEJ Note”) previously entered into on March 25, 2013 by the Company’s wholly-owned Nevada subsidiary, Pacific Energy Development Corp. (“PEDCO”) and MIEJ, to extend the maturity date from December 31, 2013 to August 31, 2014, and to remove the maturity trigger upon the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company.  The Amended and Restated Secured Subordinated Promissory Note (the “Amended Note”), dated July 9, 2013, amends and restates the Original PEDCO-MIEJ Note.  Under the Amended Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million outstanding principal under the Note, with repaid amounts not being permitted to be re-borrowed.  Amounts borrowed under the Amended Note may be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara asset located in Weld and Morgan Counties, Colorado (the “Niobrara Asset”).  When drawn, principal borrowed under the Amended Note carries an interest rate of 10.0% per annum.  Principal and accrued interest under the Amended Note are due and payable within ten (10) business days of August 31, 2014 (previously the due date was December 31, 2013 or the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company).  The Amended Note may be prepaid in full by the Company without penalty, and is secured by all of PEDCO’s ownership and working interest in the FFT2H, Waves 1H, and Logan 2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interest in each future well drilled and completed in the Niobrara Asset.  Amounts borrowed under the Note may only be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset, Niobrara Asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ with respect to the terminated Mississippian Asset acquisition agreement by Condor and applied toward the Company’s purchase price of the Mississippian Asset.

The Original PEDCO-MIEJ Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the Original PEDCO-MIEJ Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the Original PEDCO-MIEJ Note on March 25, 2013, for a total current principal amount outstanding under the Amended Note of $6.17 million as of September 30, 2013. There is currently approximately $330,000 available for future borrowing by PEDCO under the Amended Note. Further, the Company owes $430,258 in accrued interest at September 30, 2013 under the Amended Note.

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

Accounts Payable – Condor. Accruals for drilling costs due to Condor as a working interest owner and revenue receivable due from Condor as a working interest owner represent capital expenditures, lease operating expenses and revenues allocable to the Company for its various working interests in the wells from 12.60% to 18.75% and its net revenue interest varies from 10.01% to 15.00%. At September 30, 2013, Condor owes the Company $71,386 from production sales related to the Company’s net revenue interest in the Niobrara Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet. At September 30, 2013, the Company owes Condor $261,164 from production related expenses and $1,831,198 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. Related to the February 22, 2013 Agreement for Purchase of Term Assignment (the “Purchase Agreement”) between PEDCO MSL and Berexco for the acquisition of the Mississippian Asset and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117, the $864,866 initial deposit due from PEDCO MSL to Berexco were funds which were initially held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. In February 2013, MIEJ elected not to participate in the Mississippian asset acquisition transaction through Condor, the seller and PEDCO MSL agreed to restructure the Mississippian asset acquisition transaction to provide for PEDCO MSL to be the sole buyer and apply the performance deposit previously paid toward the purchase price due from us in the restructured transaction, and PEDCO MSL is now obligated to refund to Condor the amount of $432,433 representing the 50% of the deposit paid by MIEJ to Condor. The $432,433 is also reflected in accounts payable - related party in the accompanying balance sheet.

During the nine months ended September 30, 2013, the Company charged $478,318 in expenses related to a management services agreement with Condor. This management fee represents an amount agreed upon between MIEJ and the Company as being reflective of the approximate amount of time and resources the Company personnel dedicates to Condor-related matters on a monthly basis. Prior to November 1, 2012, the Company charged a monthly management of $28,250 to Condor. On November 1, 2012, the Company began charging a monthly management fee of $40,300. Condor will be paying a monthly management fee at least for the duration of 2013 based on the agreed upon 2013 budget, which was further revised during the period ended September 30, 2013 to $55,000 per month. As of September 30, 2013, the Company had accrued $219,540 in amounts due from Condor under the agreement.

NOTE 17 – FAIR VALUE MEASUREMENTS

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of September 30, 2013

Derivative liabilities – warrant instruments	$-	$-	$-	$-

NOTE 18 – SUBSEQUENT EVENTS

On October 1, 2013 the Company paid an additional deposit of $2 million to Asia Sixth with the proceeds from the Outside Investor which increased the deposit to $10 million.

On October 16, 2013, the Company entered into a research services agreement with a consultant in connection with which the Company was obligated to issue 15,000 shares of restricted common stock of the Company, vesting on January 6, 2014, subject to approval of the Board of Directors of the Company.  The Company’s Board of Directors approved the grant of stock to the consultant, and the restricted stock was issued to the consultant on November 6, 2013 upon receipt of additional listing approval from the NYSE MKT, which was received on such date.

On November 6, 2013, the Company entered into an agreement for the provision of certain investor relations services with an investor relations firm in exchange for an aggregate of 290,000 shares of restricted common stock of the Company issued on November 6, 2013, which vest on January 28, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

On July 27, 2012, we completed our acquisition of Pacific Energy Development Corp., which we refer to as Pacific Energy Development or PEDCO. The acquisition was accounted for as a “reverse acquisition,” and Pacific Energy Development was deemed to be the accounting acquirer in the acquisition. Because Pacific Energy Development was deemed the acquirer for accounting purposes, the financial statements of Pacific Energy Development are presented as the continuing accounting entity. The assets and operations of our company prior to the merger are included in our financial statements only from the date of the merger.

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made, although not all forward-looking statements contain such identifying words. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in this and our other SEC filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements except as required by law. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

Our Business

PEDEVCO Corp. (the “Company”, “PEDEVCO”, “we” and “us”) is an energy company engaged in the acquisition, exploration, development and production of oil and natural gas resources in the United States, with a primary focus on oil and natural gas shale plays and a secondary focus on conventional oil and natural gas plays. Our current operations are located primarily in the Niobrara Shale play in the Denver-Julesburg Basin in Morgan and Weld Counties, Colorado, the Eagle Ford Shale play in McMullen County, Texas, and the Mississippian Lime play in Comanche, Harper, Barber and Kiowa Counties, Kansas. We also hold an interest in the North Sugar Valley Field in Matagorda County, Texas, though we consider this a non-core asset. In addition, the Company has also entered into an agreement to acquire an approximate 34% indirect working interest in a production license covering a 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan, which the Company plans to close upon receipt of required Kazak government approvals, anticipated to be received no later than the third quarter of 2014.  We also hope to utilize the Company’s strategic relationships to identify additional opportunities for acquisition, exploration, development and production in Asia, with a particular focus on China and Kazakhstan.

We have approximately 9,293 gross (2,451 net) acres of oil and gas properties in our Niobrara core area. Our current Eagle Ford position is a 3.97% non-operated working interest in 1,331 gross (53 net) acres. We also recently acquired an average 98% working interest in 7,006 gross (6,885 net) acres in the Mississippian Lime play, which we operate. Condor Energy Technology LLC, which we jointly own and manage with an affiliate of MIE Holdings Corporation as described below, operates our Niobrara interests, including five producing wells in the Niobrara asset with aggregate production during the past quarter of approximately 22,573 gross barrels (Bbl) of oil and 21,894 gross thousand cubic feet (Mcf) of natural gas or 3,649 barrels of oil equivalent (“BOE”), (utilizing a gas-to-oil conversion factor for gas sales of 6 Mcf per 1 bbl). We believe our current assets could contain a gross total of over 400 drilling locations.

The Company uses the equity method to account for both its 20% ownership in Condor, which owns and operates oil and gas properties in our Niobrara core area, and its 50% ownership in White Hawk, which owns non-operated oil and gas properties in our Eagle Ford core asset.  These equity investments are listed as a line item on our balance sheet but no revenue or production data is given in accordance with U.S. generally accepted accounting principles (“GAAP”) reporting requirements.  For clarity, we have listed below the total production volumes and total revenue for PEDEVCO as well as the Condor and White Hawk entities, along with the calculated production volumes and revenue numbers that would be net to PEDEVCO’s interest if reported on a consolidated basis for the most recent quarter ended September 30, 2013 as well as the nine months ending September 30, 2013.

Three months ending September 30,2013 (Gross)	PEDEVCO	Condor	White Hawk

Oil volume (BBL)	1,218	16,371	4,028
Gas volume (MCF)	2,347	13,942	1,735
Volume equivalent (BOE)	1,609	18,695	4,317
Revenue (000’s)	$199	$1,661	$427

Nine months ending September 30,2013 (Gross)	PEDEVCO	Condor	White Hawk

Oil volume (BBL)	5,080	37,281	6,413
Gas volume (MCF)	5,434	27,809	4,848
Volume equivalent (BOE)	5,986	41,916	7,221
Revenue (000’s)	$624	$3,629	$689

Three months ending September 30,2013 (Net to Pedevco)	PEDEVCO	Condor	White Hawk	Combined Net to PEDEVCO’s interest

Oil volume (BBL)	1,218	3,274	2,014	6,506
Gas volume (MCF)	2,347	2,788	868	6,003
Volume equivalent (BOE)	1,609	3,739	2,159	7,507
Revenue (000’s)	$199	$332	$214	$745

Nine months ending September 30,2013 (Net to Pedevco)	PEDEVCO	Condor	White Hawk	Combined Net to PEDEVCO’s interest

Oil volume (BBL)	5,080	7,456	3,207	15,743
Gas volume (MCF)	5,434	5,562	2,424	13,420
Volume equivalent (BOE)	5,986	8,383	3,610	17,979
Revenue (000’s)	$624	$726	$344	$1,694

We believe that the Niobrara, Eagle Ford and Mississippian Lime plays represent among the most promising unconventional oil and natural gas plays in the United States. We will continue to seek additional acreage proximate to our currently held core acreage. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the remainder of 2013 will continue to be focused on the acquisition, development and expansion of these formations.  In addition, we believe our pending acquisition of the interests in Kazakhstan’s largest and most prolific producing basin will provide the Company with opportunities to increase its net oil and gas production while expanding its global footprint and international presence.

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

MIE Holdings has been a valuable partner providing us necessary capital in the early stages of our development. It purchased 1,333,334 shares of our Series A preferred stock, which were automatically converted into 1,333,334 shares of our common stock in January 2013, and acquired an 80% interest in Condor for total consideration of $3 million, and as of September 30, 2013, has loaned us $6.17 million through a short-term note to fund operations and development of the Niobrara asset and $432,433 toward the acquisition of the Mississippian asset.

STXRA

On October 4, 2012, we established a technical services subsidiary, Pacific Energy Technology Services, LLC, which is 70% owned by us and 30% owned by South Texas Reservoir Alliance, LLC, which we refer to as STXRA, through which we plan to provide acquisition, engineering, and oil drilling and completion technology services in joint cooperation with STXRA in the United States and Asia. While Pacific Energy Technology Services, LLC currently has no operations, only nominal assets and liabilities and limited capitalization, we anticipate actively developing this venture in 2014.

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

Our Core Areas

The majority of our capital expenditure budget for the remainder of 2013 and 2014 will be focused on the acquisition and development of our core oil and natural gas properties: the Niobrara, Eagle Ford and Mississippian formations. The following paragraphs summarize each of these core areas.

Niobrara Asset

As of September 30, 2013, we held approximately 2,451 net acres in oil and natural gas properties covering approximately 9,293 gross acres that are located in Morgan and Weld Counties, Colorado that include the Niobrara formation, which we refer to as the Niobrara asset. We hold approximately 1,010 of our Niobrara leased acreage directly, and hold the remaining approximately 1,441 acres through our ownership in Condor, which holds approximately 7,204 acres in the leased acreage in the Niobrara asset. We and/or Condor own working interests in individual leasehold interests in the Niobrara asset ranging from 0.03% to 100%.

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

Based on approximately 250 square miles of 3D seismic data covering the Niobrara asset, we estimate that there are up to 360 potential gross drilling locations in the Niobrara asset, assuming 80 acre spacing, with five more gross well locations already identified for our 2014 Niobrara development plan.  The five 2012-2013 wells drilled included our initial well completed in July 2012, our second and third wells completed in February 2013 and our fourth and fifth wells which were completed in August and September 2013, respectively. Even when properly interpreted, however, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts and seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock. We believe that the Niobrara asset affords us the opportunity to participate in this emerging play at an early stage, with a position in the Denver-Julesburg Basin adjacent to significant drilling activity.

Condor completed drilling the initial horizontal well on the Niobrara asset, the FFT2H, in April 2012, reaching a total combined vertical and horizontal depth of 11,307 feet. Halliburton performed a 20-stage frack of the well in mid-June 2012, with the well being completed in July 2012 with a gross initial production rate of 424 Bbls of oil per day and 76 Mcf of natural gas per day (437 gross BOE per day and 137 net BOE per day) from the Niobrara formation. Condor completed drilling its second horizontal well on the Niobrara asset, the Waves 1H, in November 2012, drilling to 11,114 feet measured depth (6,200 true vertical foot depth) in eight days. The 4,339 foot lateral section was completed in 18 stages by Halliburton in February 2013, and the well tested at a gross initial production rate of 528 Bbls of oil per day and 360 Mcf of natural gas per day (588 gross BOE per day and 182 net BOE per day) from the Niobrara “B” Bench target zone. Condor also completed drilling its third horizontal well on the Niobrara asset, the Logan 2H, in December 2012, drilling to 12,911 feet measured depth (6,112 true vertical depth) in nine days. The 6,350 foot lateral section was completed in 25 stages by Halliburton in January 2013, and tested at a gross initial production rate of 522 Bbls of oil per day and 378 Mcf of natural gas per day (585 gross BOE per day and 172 net BOE per day) from the Niobrara “B” Bench target zone in February 2013.In June 2013, Condor drilled its fourth and fifth horizontal wells on the Niobrara asset, the State 16-7-60 IH and Wickstrom 18-2H wells.  The State 16-7-60 1H horizontal well, located in Weld County, Colorado, reached a total vertical depth of approximately 6,261 feet with a total measured depth of approximately 10,632 feet.  The 4,042 foot lateral section was completed in 16 stages in early July 2013 and tested at a gross initial production rate of 480 Bbls of oil per day and 360 Mcf of natural gas per day (540 gross BOE per day and 86 net BOE per day) during a four hour test from the Niobrara “B” Bench target zone, and following removal of a down hole sand screen which was restricting flow, the well reached a gross peak production rate of 972 Bbls of oil per day and 800 Mcf of natural gas per day (1,105 gross BOE per day and 177 net BOE per day).

The Wickstrom 18-2H horizontal well, located in Morgan County, Colorado, and tests the southernmost extent of the Company’s Niobrara leasehold, reached a total vertical depth of approximately 6,125 feet with a total measured depth of approximately 14,706 feet. The 8,140 foot lateral section was completed in 33 stages in August 2013 and tested at a gross initial production rate of 414Bbls of oil per day and 408 Mcf of natural gas per day (482 gross BOE per day and 80 net BOE per day) during a four hour test from the Niobrara “B” Bench target zone.  The well was tested using a limited rate flowback technique to reduce frac sand entry into the well bore and test the concept of estimated ultimate recovery (“EUR”) increases through lower drawdown similar to the practice employed in the Eagle Ford Shale, resulting in an initial production rate estimated by the Company at 80% of its anticipated full production potential.

During the past quarter, Condor’s five producing wells in the Niobrara asset produced approximately 22,573 gross barrels (Bbl) of oil (4,492 net) and gross 21,894 thousand cubic feet (Mcf) of natural gas (5,135 net) or 3,649 gross barrels of oil equivalent (“BOE”) (856 net), (utilizing a conversion factor for gas sales of 6 Mcf per 1 Bbl), for total aggregate gross production during the past quarter of approximately 26,222 BOE (5,348 net).

Eagle Ford Asset

As of September 30, 2013, we held 53 net acres in certain oil and gas leases covering approximately 1,331 gross acres in the Leighton Field located in McMullen County, Texas, which is currently producing oil and natural gas from the highly-prospective Eagle Ford Shale formation, which we refer to as the Eagle Ford asset. We hold these interests through our 50% ownership interest in White Hawk, which holds a 7.939% working interest in the Eagle Ford asset.

The Eagle Ford asset currently has five wells that have been drilled and are producing, with initial production rates, as publicly disclosed by Sundance Energy, Inc. (formerly Texon Petroleum Limited), the operator of the Eagle Ford asset, of 1,202 Bbl per day and 782 Mcf per day for the first well, 1,488 Bbl per day and 700 Mcf per day for the second well, 1,072 Bbl per day and 1,137 Mcf per day for the third well, 1,201 peak 24-hour BOE per day for the fourth well, and 680 peak 24-hour BOE per day for the fifth well. During the month of August 2013 the net production attributable to our 3.97% interest from these wells was 859 Bbl of oil and 163 Mcf of natural gas. Based on our current understanding of the field, on the approximately 1,331 gross acre Eagle Ford asset, approximately 15 more Eagle Ford gross wells may be drilled.

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

We serve as the operator of the Mississippian asset, which includes both undeveloped and held-by-production (HBP) positions. We anticipate drilling the first well on the Mississippian asset in the fourth quarter of 2013. The Mississippian oil play is one of the latest oil plays that have recently captured attention in the industry, and we believe that there is an opportunity to acquire additional interests in this emerging play on attractive terms.

Recent Developments

Issuance of Stock to Esenjay

On July 1, 2013, the Company’s Board of Directors approved the issuance, effective June 23, 2013 (the “Effective Date”), of an aggregate of 27,804 shares of common stock of the Company (the “Esenjay Shares”) to Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd. (collectively, “Esenjay”), as additional consideration due to Esenjay upon the spudding by Condor Energy Technology, LLC (“Condor”) of the State 16-7-60 1H well (the “State Well”) on June 13, 2013.  The Esenjay Shares were issuable to Esenjay within ten (10) days of the spud date of the State Well pursuant to that certain Purchase and Sale Agreement, dated July 26, 2012, entered into by and among Condor and Esenjay, as additional equity consideration due to Esenjay thereunder upon the spudding of the first well on acreage defined as “Appendix 2C Acreage” under such agreement. As of September 30, 2013, the Company recorded $116,499 as a stock subscription receivable for the total of 27,804 shares at $4.19 per share on the date of grant.

Recent developments affecting our liquidity are described below under “Historical Liquidity and Capital Resources”.

Amendments to PEDCO-MIEJ Note

On July 9, 2013, the Company and MIEJ agreed to amend the Secured Subordinated Promissory Note (the “Original PEDCO-MIEJ Note”) previously entered into on March 25, 2013 by the Company’s wholly-owned Nevada subsidiary, PEDCO, and MIEJ, to extend the maturity date from December 31, 2013 to August 31, 2014, and to remove the maturity trigger upon the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company.  The Amended and Restated Secured Subordinated Promissory Note (the “Amended Note”), dated July 9, 2013, amends and restates the Original PEDCO-MIEJ Note.  Under the Amended Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million outstanding principal under the Note, with repaid amounts not being permitted to be re-borrowed.  Amounts borrowed under the Amended Note may be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara asset located in Weld and Morgan Counties, Colorado (the “Niobrara Asset”).  When drawn, principal borrowed under the Amended Note carries an interest rate of 10.0% per annum.  Principal and accrued interest under the Amended Note are due and payable within ten (10) business days of August 31, 2014 (previously the due date was December 31, 2013 or the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company).  The Amended Note may be prepaid in full by the Company without penalty, and is secured by all of PEDCO’s ownership and working interest in the FFT2H, Waves 1H, Logan 2H, State 16-7-60 1H and Wickstrom 18-2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interest in each future well drilled and completed in the Niobrara Asset. The total principal amount outstanding under the Note is $6.17 million as of September 30, 2013. There is currently approximately $330,000 available for future borrowing by PEDCO under the Note. Further, the Company owes $430,258 in accrued interest at September 30, 2013 under the Note.

Amendments to Condor-MIEJ Note

On July 9, 2013, Condor, the Company’s 20% owned subsidiary, and MIEJ agreed to amend the Promissory Note (the “Original Condor-MIEJ Note”) previously entered into on February 14, 2013 by Condor and MIEJ, to increase the amount available for borrowing from $14 million to $25 million for the purposes of funding drilling and development of Condor’s assets.  The Amended and Restated Promissory Note, executed July 9, 2013 by Condor and effective June 28, 2013 (the “Amended Condor-MIEJ Note”), amends and restates the Original Condor-MIEJ Note.  Under the Amended Condor-MIEJ Note, Condor may draw down multiple advances up to a maximum of $25 million outstanding principal under the Amended Condor-MIEJ Note (previously $14 million), with repaid amounts not being permitted to be re-borrowed.  When drawn, principal borrowed under the Amended Condor-MIEJ Note carries an interest rate per annum equal to the one (1) month LIBOR rate, plus four percent (4%).  Principal and accrued interest due under the Amended Condor-MIEJ Note is due and payable on the date that is 36 months from the date each advance is made under the Amended Condor-MIEJ Note.  The note may be prepaid in full by Condor without penalty.  The total principal amount outstanding as of September 30, 2013 under the Amended Condor-MIEJ Note is $21.7 million.

Issuance of Stock to STXRA

On July 11, 2013, the Company and STXRA entered into a letter agreement (the “STXRA Amendment”) regarding the equity compensation due and payable to STXRA by the Company in connection with the Company’s acquisition of certain interests in the Mississippian formation in southern Kansas from Berexco that closed in March 2013 pursuant to that certain Agreement for Purchase of Term Assignment dated February 22, 2013 between Berexco and the Company (the “Berexco Transaction”).  Pursuant to the STXRA Amendment, the Company agreed to further amend the terms of that certain letter agreement previously entered into with STXRA, dated March 25, 2013, as amended (the “Original STXRA Agreement”), to provide that the “Equity Consideration” (as defined therein) due to STXRA with respect to the Berexco Transaction would be equal to 33,815 shares of common stock of the Company (the “STXRA Shares”).  On July 11, 2013, the Company issued to STXRA the STXRA Shares at a fair value of $109,899.

Issuance of Warrant to Investor Relations Consultant

On July 15, 2013, the Company issued a five-year warrant exercisable for 240,000 shares of the Company’s common stock on a cashless basis to an investor relations consultant as partial consideration for certain investor relations services to be provided to the Company (the “IR Warrant”).  The fair value at the date of issuance is $288,256.  The IR Warrant has an exercise price per share of $5.00, and vests with respect to 50% of the shares issuable thereunder upon the IR Warrant issuance date, and 50% on February 1, 2014, subject to continued engagement by the Company of the investor relations consultant on such date.  On October 9, 2013, the investor relations consultant notified the Company that it was immediately winding-down its operations and was terminating all investor relations engagements, including with the Company.  Accordingly, the Company cancelled the IR Warrant in full on October 25, 2013 due to non-performance by the consultant.

NYSE MKT Listing

On September 10, 2013, the Company’s shares of common stock commenced trading on the NYSE MKT under the ticker symbol “PED.”  Prior to that date, the Company’s shares traded on the Over-The-Counter (OTC) Bulletin Board under the symbol “PEDO.OB.”

Appointment of Independent Board Members

Effective immediately prior to the Company’s September 10, 2013 listing on the NYSE MKT, Mr. Michael L. Peterson and Mr. Jamie Tseng agreed to step down from the Board of Directors (the “Board”) of the Company in order to permit the appointment of Mr. David C. Crikelair and Ms. Elizabeth P. Smith as their successors on the Board, whose appointments were contingent and immediately effective upon Messrs. Peterson and Tseng’s resignations.  Neither Mr. Peterson’s nor Mr. Tseng’s resignations were a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  Mr. Peterson remains the Chief Financial Officer and Executive Vice President and Mr. Tseng remains the Company’s Senior Vice President and Managing Director following their resignations as directors.  The Company’s Board has determined that Mr. Crikelair and Ms. Smith are each an independent director as defined in the NYSE MKT rules governing members of boards of directors and as defined under Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Therefore, a majority of the members of our Board are independent as defined in the NYSE MKT rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

Kazakhstan Acquisition

On September 16, 2013, the Company entered into a Share Subscription Agreement to acquire an approximate 51% ownership in Asia Sixth, which holds an approximate 60% ownership interest in Aral.  Aral holds a 100% operated working interest in a production license issued by the Republic of Kazakhstan that expires in 2035 in western Kazakhstan (the “Contract Area”).  The Contract Area covers 380,000 acres within the North Block located in the Pre-Caspian Basin.  This basin is the largest currently producing basin in Kazakhstan.

Under the agreement, the Company plans to take control of Aral through acquisition of a 51% controlling interest in Asia Sixth, by way of subscription of shares of Asia Sixth, which in turn currently holds a 60% controlling interest in Aral.  Asia Sixth’s interest in Aral is scheduled to increase to 66.5% following the completion of certain transactions to occur between Asia Sixth and Asia Sixth’s partner in Aral that currently holds the remaining 40% interest in Aral (the “Aral Transactions”).  Upon closing and completion of the Aral Transactions, Aral will be owned 66.5% by Asia Sixth, which will be controlled and managed by the Company.  Thus, the Company, through its 51% majority ownership in Asia Sixth, will own an approximately 34% interest in Aral and have control of Aral through its control of Asia Sixth. The closing of the transaction is anticipated to occur in September 2014, subject to the satisfaction of certain customary closing conditions including the approval of the Agency of the Republic of Kazakhstan for the Protection of Competition and the Ministry of Oil and Gas of the Republic of Kazakhstan (“MOG”), and the MOG’s waiver of its pre-emptive purchase right with respect to the transaction. In addition, the Company’s ability to pay the final closing payment (if and to the extent due) is contingent upon the Company securing sufficient financing, of which there can be no assurances.

The Company has paid an initial deposit of $8 million in September and a subsequent deposit of $2 million on October 1, 2013 to Asia Sixth, and will increase its deposit by up to $10 million to a total of $20 million contingent upon receipt of payment in full to the Company from an investor under a promissory note maturing in December 2013.  The deposit is subject to full refund to the Company in the event the transaction does not close, other than as a result of the Company’s material uncured breach.  This money will also be used, in part, to recomplete and rework currently producing wells with the hope of significantly increasing their production rates. Based on how these wells perform, at closing, the Company shall owe to Asia Sixth a final closing payment equal to an additional:  (i) $20 million if the daily average volume of oil produced by Aral over a specified 30 day period (the “Target Volume”) equals or exceeds 1,500 barrels of oil per day (“BOPD”); (ii) $15 million if the Target Volume equals or exceeds 1,000 BOPD but is less than 1,500 BOPD; or (iii) $0 if the Target Volume comes in less than 1,000 BOPD.

Upon closing, the Company and the other shareholders of Asia Sixth will enter into a shareholders agreement, pursuant to which the shareholders will agree to certain restrictions on the transfer of their interests in Asia Sixth, certain pre-emption rights in the event a shareholder desires to transfer its interests in Asia Sixth, certain information rights, and certain other rights, including, but not limited to, certain management and control provisions, including: (i) the Company’s right to nominate two (2) of the five (5) directors of Asia Sixth, subject to the Company maintaining at least a 25% ownership of Asia Sixth; (ii) the Company’s right to nominate one (1) additional of the five (5) directors of Asia Sixth, subject to the Company maintaining at least a 51% ownership of Asia Sixth; (iii) the Company’s right to designate the Chairman of Asia Sixth from among its directors appointed to the Asia Sixth Board; and (iv) the appointment of two (2) of the Asia Sixth directors designated by the Company to the five (5) member Supervisory Council of Aral.

Issuance of Stock to Research Services Consultant

On October 16, 2013, the Company entered into a research services agreement with a consultant in connection with which the Company was obligated to issue 15,000 shares of restricted common stock of the Company, vesting on January 6, 2014, subject to approval of the Board of Directors of the Company.  The Company’s Board of Directors approved the grant of stock to the consultant, and the restricted stock was issued to the consultant on November 6, 2014 upon receipt of additional listing approval from the NYSE MKT, which was received on such date.

Issuance of Stock to Investor Relations Service Provider

On November 6, 2013, the Company entered into an agreement for the provision of certain investor relations services with an investor relations firm in exchange for an aggregate of 290,000 shares of restricted common stock of the Company issued on November 6, 2013, which vests on January 28, 2014.

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

Comparison of the Three Months Ended September 30, 2013 with the Three Months Ended September 30, 2012

Oil and Gas Revenue. For the three months ended September 30, 2013, we generated a total of $199,000 in revenues, $131,000 of which were generated from the five producing wells in the Niobrara Asset. Oil and gas revenues generated by the Company’s former business operations under the name Blast Energy Services, Inc. (“Blast”) was $68,000 for the three months ended September 30, 2013 as the wells began once again producing after undergoing workovers. For the three months ended September 30, 2012, we generated a total of $175,000 in revenues, of which $113,000 were generated from the two producing wells in the Eagle Ford asset (owned by the Company in April and May of 2012 prior to being contributed to White Hawk) and one producing well in the Niobrara asset.   Blast oil and gas revenue was $62,000 for the three months ended September 30, 2012.

Lease Operating Expenses. For the three months ended September 30, 2013, operating expenses associated with the oil and gas properties were comprised of $123,000, of which $67,000 was for the Blast operations, compared to lease operating costs of $123,000 for the three months ended September 30, 2012.

Depreciation, Depletion and Amortization (“DD&A”). DD&A costs were $101,000 for the three months ended September 30, 2013, compared to $59,000 for the three months ended September 30, 2012, as recording of depletion commenced in 2012 when the wells began producing revenue.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses increased by $480,000 to $1,501,000 for the three months ended September 30, 2013, compared to $1,021,000 for the three months ended September 30, 2012. The increase was primarily due to an increase in stock option compensation expense as a result of the vesting of certain stock option grants during the period (as explained further in the option footnote above).  The components of SG&A expense are summarized below:

	For the Three Months Ended
	September 30,		Increase/
(in thousands)	2013	2012	(Decrease)
Payroll and related costs	295	344	(49)
Option and warrant expense	774	56	718
Legal fees	49	247	(198)
Accounting and other professional fees	312	268	44
Insurance	29	39	(10)
Travel & entertainment	20	40	(20)
Office rent, communications, misc.	22	27	(5)
	$1,501	$1,021	$480

Impairment of Oil and Gas Properties.  We had an impairment of oil and gas properties of $219,000 for the three months ended September 30, 2013 due to the expiration of leases, compared to no impairment of oil and gas properties for the three months ended September 30, 2012.

Impairment of Goodwill.  We had no impairment of goodwill for the three months ended September 30, 2013, compared to $6,820,000 of impairment of goodwill for the three months ended September 30, 2012.  Impairment of goodwill was in connection with the acquisition of Blast.

Gain/loss from Equity Method Investment. Gain from equity method investments was $127,000 for the three months ended September 30, 2013, compared with a loss of $24,000 for the three months ended September 30, 2012. We have two investments accounted for using the equity method, Condor and White Hawk, which were acquired in 2012. The loss due to costs associated with exploration of new, unproven areas within the Condor property were more than offset by the gain realized for the White Hawk investment.

Interest Expense. Interest expense was $492,000 for the three months ended September 30, 2013 compared to $303,000 for the three months ended September 30, 2012. This increase was primarily due to amortization of the Bridge Notes (described below under “Historical Liquidity and Capital Resources” and described in greater detail in the notes to the financial statements attached hereto) and interest accrued on loans payable to MIE Jurassic Energy Corporation, an affiliate of MIE Holdings (“MIEJ”) (described in greater detail in the notes to the financial statements attached hereto).

Interest Income. Interest income was $54,000 for the three months ended September 30, 2013 compared to $5,000 for the three months ended September 30, 2012. This increase was primarily due to interest accrued for loans payable to us by Condor and White Hawk (described in greater detail in the notes to the financial statements attached hereto).

Net Loss. Net loss decreased by $6,404,000 to a net loss of $2,065,000 for the three months ended September 30, 2013, compared to a net loss of $8,469,000 for the three months ended September 30, 2012. This decrease was primarily due to the $6,820,000 of goodwill recorded in 2012, offset somewhat by an increase in operating expenses as described above.

Comparison of the Nine months Ended September 30, 2013 with the Nine months Ended September 30, 2012

Oil and Gas Revenue. For the nine months ended September 30, 2013, we generated a total of $624,000 in revenues, $498,000 of which were generated from the five producing wells in the Niobrara Asset, and $126,000 of oil and gas revenues were generated by the former Blast business operations for the nine months ended September 30, 2013.  This compares to revenue of $333,000 for the nine months ended September 30, 2012, of which $162,000 of this revenue was generated from the then one producing well in the Niobrara Asset and $109,000 was generated from two producing wells in our Eagle Ford asset (owned by the Company in April and May of 2012 prior to being contributed to White Hawk).   Blast oil and gas revenue was $62,000 for the nine months ended September 30, 2012.

Lease Operating Expenses. For the nine months ended September 30, 2013, lease operating expenses associated with the oil and gas properties amounted to $512,000, which were comprised of $204,000 for our business and an additional $308,000 associated with Blast compared to lease operating costs of $171,000 for the nine months ended September 30, 2012. The increase in lease operating costs was primarily related to the workovers on the Blast wells. The oil and gas well operating expenses for Blast only include results after the merger with Pacific Energy Development which closed in July 2012.

Depreciation, Depletion and Amortization. DD&A costs were $356,000 for the nine months ended September 30, 2013, compared to $73,000 for the nine months ended September 30, 2012, as recording of depletion commenced in 2012 when the wells began producing revenue.

Selling, General and Administrative. SG&A expenses increased by $1,937,000 to $4,049,000 for the nine months ended September 30, 2013, compared to $2,112,000 for the nine months ended September 30, 2012. The increase was primarily due to an increase in accounting and other professional fees incurred in connection with the Company’s capital raising activities, and an increase in stock option compensation expense as a result of vesting of certain stock option grants, as shown just below.

	For the Nine Months Ended
	September 30,		Increase/
(in thousands)	2013	2012	(Decrease)
Payroll and related costs	940	818	122
Option and warrant expense	1,208	417	791
Legal fees	320	278	42
Accounting and other professional fees	1,232	420	812
Insurance	162	53	109
Travel & entertainment	120	72	48
Office rent, communications, misc.	67	54	13
	$4,049	$2,112	$1,937

Loss on Oil and Gas Property Acquisition Deposit. The Company paid $200,000 for the first two installments of a $300,000 option fee to acquire certain interests in the Mississippian Lime covering an additional approximately 7,043 net acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, and Woods County, Oklahoma and approximately 9.0 square miles of related 3-D seismic data during the nine months ended September 30, 2013.  The Company has since allowed this option to expire through non-payment of the third and final $100,000 option consideration payment due on May 25, 2013.  As such, the Company had a loss on oil and gas property acquisition deposit of $200,000 for the nine month period.

Impairment of Oil and Gas Properties.  We had an impairment of oil and gas properties of $307,000 for the nine months ended September 30, 2013 due to lease expiations, compared to no impairment of oil and gas properties for the nine months ended September 30, 2012.

Impairment of Goodwill.  We had no impairment of goodwill for the nine months ended September 30, 2013, compared to $6,820,000 of impairment of goodwill for the nine months ended September 30, 2012.  Impairment of goodwill was in connection with the acquisition of Blast.

Loss from Equity Method Investment. Loss from equity method investments was $241,000 for the nine months ended September 30, 2013, compared with $79,000 for the nine months ended September 30, 2012. We have two investments accounted for using the equity method, Condor and White Hawk, which were acquired in 2012. The increased loss was due primarily to costs associated with exploration of new, unproven areas within the Condor property and general and administrative costs incurred for the second year of Condor operations.

Interest Expense. Interest expense was $1,099,000 for the nine months ended September 30, 2013 compared to $303,000 for the nine months ended September 30, 2012. This increase was primarily due to amortization of the Bridge Notes (described below under “Historical Liquidity and Capital Resources” and described in greater detail in the notes to the financial statements attached hereto) and interest accrued for loans due to MIEJ (described in greater detail in the notes to the financial statements attached hereto).

Interest Income. Interest income was $140,000 for the nine months ended September 30, 2013 compared to $5000 for the nine months ended September 30, 2012. This increase was primarily due to interest accrued for loans due from Condor and White Hawk (described in greater detail in the notes to the financial statements attached hereto).

Net Loss. Net loss decreased by $3,474,000 to a net loss of $5,980,000 for the nine months ended September 30, 2013, compared to a net loss of $9,454,000 for the nine months ended September 30, 2012. This decrease was primarily due to $6,820,000 for goodwill impairment not applicable to 2013, offset somewhat by an increase in operating expenses of $3,255,000 and an increase in interest expense of $796,000 as described above.

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

Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects. Assuming that we complete one or more public or private debt or equity financings to fund the balance of our planned 2013-2014 capital expenditures and repay our outstanding debt as it becomes due, we plan to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to $4.5 million during the period from October 1, 2013 to December 31, 2013 in order to achieve our plans.

We do not expect our projected cash flow from operations combined with our existing cash on hand will be sufficient to fund our operations for the next twelve months, including the repayment of debt due to the holders of secured promissory notes dated  March 22, 2013 in the principal amount of $4.0 million maturing on December 31, 2013 and the repayment of debt due to MIEJ, under a secured subordinated promissory note dated February 14, 2013, as amended March 25, 2013 and July 9, 2013, in the principal amount of $6.17 million maturing on August 31, 2014, described in greater detail below. Therefore, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund our planned 2014 capital expenditures and repay our outstanding debt as it becomes due.

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

Historical Liquidity and Capital Resources

Amendment to PEDCO-MIEJ Note

On March 25, 2013, we and MIEJ amended and restated that certain Secured Subordinated Promissory Note, dated February 14, 2013, as amended (the “MIEJ Note”), to increase from $5 million the maximum amount available for us to borrow thereunder to $6.5 million, and to permit amounts borrowed under the MIEJ Note to be used by us to fund fees and expenses allocable to us with respect to our operations in the Niobrara asset, Niobrara asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ with respect to the Mississippian asset acquisition and applied toward our purchase price of the Mississippian asset. The MIEJ Note converted amounts previously advanced by MIEJ to us in the amount of $2.17 million to fund operations in the Niobrara asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to us under the MIEJ Note on February 14, 2013 and $2 million loaned by MIEJ to us under the MIEJ Note on March 25, 2013, for a total current principal amount outstanding under the MIEJ Note of $6.17 million as of September 30, 2013. There is currently approximately $330,000 available for future borrowing by us under the MIEJ Note.

Amendments to Condor-MIEJ Note

On July 9, 2013, Condor, the Company’s 20% owned subsidiary, and MIEJ agreed to amend the Promissory Note (the “Original Condor-MIEJ Note”) previously entered into on February 14, 2013 by Condor and MIEJ, to increase the amount available for borrowing from $14 million to $25 million for the purposes of funding drilling and development of Condor’s assets.  The Amended and Restated Promissory Note, executed July 9, 2013 by Condor and effective June 28, 2013 (the “Amended Condor-MIEJ Note”), amends and restates the Original Condor-MIEJ Note.  Under the Amended Condor-MIEJ Note, Condor may draw down multiple advances up to a maximum of $25 million outstanding principal under the Amended Condor-MIEJ Note (previously $14 million), with repaid amounts not being permitted to be re-borrowed.  When drawn, principal borrowed under the Amended Condor-MIEJ Note carries an interest rate per annum equal to the one (1) month LIBOR rate, plus four percent (4%).  Principal and accrued interest due under the Amended Condor-MIEJ Note is due and payable on the date that is 36 months from the date each advance is made under the Amended Condor-MIEJ Note.  The note may be prepaid in full by Condor without penalty. The total principal amount outstanding as of September 30, 2013 under the Amended Condor-MIEJ Note is $21.7 million.

 Bridge Notes

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

Private Placement

On August 12, 2013, we completed the closing of a $22 million private placement offering to two investors for aggregate initial proceeds to the Company of $10 million.  The private placement was comprised of $20 million of common stock and warrants from one investor and $2 million of common stock and warrants from another investor.  The Company received $10 million in cash on August 12, 2013, and received  promissory notes for $2 million which was due by September 11, 2013 and $10 million which is due by December 1, 2013.   The Company paid $10 million of the cash proceeds received in the private placement to Asia Sixth Energy Resources Limited (“Asia Sixth”) as an initial deposit for its pending acquisition of an approximate 34% indirect interest in Aral Petroleum Capital Limited Partnership, the Kazakhstan entity which holds a 100% operated working interest in a production license covering a contract area issued by the Republic of Kazakhstan (the “Kazakhstan Acquisition”).  On September 30, 2013, the Company received cash payment in full that was due under the $2 million promissory note.  As of September 30, 2013, the $10 million promissory note (due by December 1, 2013) is recorded as a $10 million stock subscription receivable on the balance sheet. Upon receipt of the final $10 million due under the outstanding $10 million promissory note, the Company is obligated to remit such funds to Asia Sixth in connection with the Kazakhstan Acquisition, thereby increasing the Company’s deposit from $10 million to a total of $20 million.  In the event the final $10 million due under the outstanding $10 million promissory note is not received by the Company, the Company is not obligated to increase its deposit amount to Asia Sixth, and the Company may rescind the corresponding number of shares of common stock and warrants originally issued to the investor to the extent acquired in exchange for the $10 million promissory note, and/or pursue other legal remedies.

The Company’s other notes payable and notes receivable and the material terms thereof are described in greater detail in the notes to the financial statements attached hereto.

We had total current assets of $4.6 million as of September 30, 2013, including cash of $4.3 million, compared to total current assets of $2.8 million as of December 31, 2012, including a cash balance of $2.5 million.

We had total assets of $28.8 million as of September 30, 2013 compared to $11.1 million as of December 31, 2012. Included in total assets as of September 30, 2013 and December 31, 2012, were $3.2 million and $2.4 million, respectively, of proved oil and gas properties subject to amortization and $5.8 million and $0.9 million, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $14.7 million as of September 30, 2013, including current liabilities of $14.6 million, compared to total liabilities of $4.8 million as of December 31, 2012, including current liabilities of $4.7 million.

We had negative working capital of $10.0 million, total shareholders’ equity of $14.1 million and a total accumulated deficit of $18.8 million as of September 30, 2013, compared to negative working capital of $1.9 million, total shareholders’ equity of $5.1 million and a total accumulated deficit of $12.8 million as of December 31, 2012.

Cash Flows From Operating Activities. We had net cash used in operating activities of $3.4 million for the nine months ended September 30, 2013, which was primarily due to a $6.0 million net loss, offset somewhat by $1.2 million of non-cash stock compensation expense and an increase in accrued expenses to related parties of $0.8 million.

Cash Flows From Investing Activities. We had net cash used in investing activities of $14.9 million for the nine months ended September 30, 2013. Cash was used for an $8.0 million deposit for an oil and gas property (the Kazakhstan acquisition described above), oil and gas property acquisitions in the amount of $4.0 million and the issuance of notes receivable to related parties of $2.5 million.

Cash Flows From Financing Activities. We had net cash provided from financing activities of $20.0 million for the nine months ended September 30, 2013, with the majority of this provided by a $12.0 million Private Placement (described above) and notes payable, including $5.1 million of notes payable from related parties.

Recent Accounting Pronouncements

During the period ended September 30, 2013, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

As an early stage company, we continue to develop our internal control systems. We continue to seek additional financial reporting and accounting experience and expertise. The Company has implemented certain internal controls with respect to: (1) its financial closing process to ensure that all transactions are properly identified, evaluated for accounting and disclosure treatment and recorded in the proper period; and (2) its controls over reporting between the Company and its related party operations (Condor and White Hawk). The Company is in the process of implementing standardized, written internal controls and procedures. These controls and procedures have not yet been fully developed or documented. The Company expects to complete the initial phase of its internal controls development over the next nine months.

Except as otherwise discussed above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2013, the Company issued an aggregate of 27,804 shares of restricted common stock to Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd. (collectively, “Esenjay”), as additional consideration due to Esenjay upon the spudding by Condor of the State 16-7-60 1H well on June 13, 2013.

On July 11, 2013, the Company issued to STXRA an aggregate of 33,815 shares of restricted common stock as equity compensation in connection with the Company’s acquisition of certain interests in the Mississippian formation in southern Kansas from Berexco LLC that closed in March 2013.

On July 15, 2013, the Company issued a five-year warrant exercisable for 240,000 shares of the Company’s common stock on a cashless basis to an investor relations consultant as partial consideration for certain investor relations services to be provided to the Company (the “IR Warrant”).  The IR Warrant has an exercise price per share of $5.00, and vests with respect to 50% of the shares issuable thereunder upon the IR Warrant issuance date, and 50% on February 1, 2014, subject to continued engagement by the Company of the investor relations consultant on such date.  On October 9, 2013, the investor relations consultant notified the Company that it was immediately winding-down its operations and was terminating all investor relations engagements, including with the Company.  Accordingly, the Company cancelled the IR Warrant in full on October 25, 2013 due to non-performance by the consultant.

On August 12, 2013, the Company closed the Private Placement and sold (a) 7,333,334 shares of its common stock at a price of $3.00 per share, which included rights to the following warrants (b) three-year warrants exercisable on a cash basis only for (i) an aggregate of 733,334 shares of common stock at $3.75 per share, (ii) an aggregate of 733,334 shares of common stock at $4.50 per share, and (iii) an aggregate of 733,334 shares of common stock at $5.25 per share, to two investors for aggregate proceeds to the Company in connection with such subscription of $22 million, $20 million of which securities were acquired by Yao Hang Finance (Hong Kong) Limited (including $10 million in the form of a full-recourse promissory note due no later than December 1, 2013) and $2 million of which securities were acquired by an outside investor.   The Private Placement is described in greater detail in Note 13 to the financial statements attached hereto.

On October 16, 2013, the Company entered into a research services agreement with a consultant in connection with which the Company was obligated to issue 15,000 shares of restricted common stock of the Company, vesting on January 6, 2014, subject to approval of the Board of Directors of the Company.  The Company’s Board of Directors approved the grant of stock to the consultant, and the restricted stock was issued to the consultant on November 6, 2013 upon receipt of additional listing approval from the NYSE MKT, which was received on such date.

On November 6, 2013, the Company entered into an agreement for the provision of certain investor relations services with an investor relations firm in exchange for an aggregate of 290,000 shares of restricted common stock of the Company issued on November 6, 2013, which shares vest on January 28, 2014.

The issuances and grants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients (a) were “accredited investors;” (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act of 1933; (c) were non-U.S. persons; and/or (d) were officers and directors of the Company.

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

PEDEVCO Corp.

Date: November 14, 2013	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	IR Warrant. Previously filed on August 14, 2013 as an exhibit to Form 10-Q incorporated herein by reference

4.2	Form of Warrant for the Purchase of Common Stock Previously filed on August 12, 2013 as an exhibit to Form 8-K incorporated herein by reference

10.1	Letter Agreement, dated May 15, 2013, by and between PEDEVCO Corp. and South Texas Reservoir Alliance LLC Previously filed on May 17, 2013 as an exhibit to Form 10-Q incorporated herein by reference

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

10.7
Shares Subscription Agreement, dated September 11, 2013, by and among The Sixth Energy Limited, Asia Sixth Energy Resources Limited, and Pacific Energy Development Corp.
Previously filed on September 16, 2013 as an exhibit to Form 8-K incorporated herein by reference

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