Form 10-Q/A
period 2013-09-30
PEDEVCO CORP
filed 2013-12-02
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

    This Quarterly Report on Form 10-Q/A (Amendment No. 1) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q, which amends certain parts of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 and 2012, originally filed on November 14, 2013 with the Securities and Exchange Commission.

This amendment corrects the following:

   ●   Item 2. Management’s Discussion and Analysis to properly reflect $16.8 million of net cash used in investing activities for the nine months ended September 30, 2013.

    ●   Part I, Item 1. Financial Information. The correction of certain di minimus amounts contained in the footnotes to the financial statements.

   ●    As required by Rule 12b-15 under the Securities Act of 1934 as amended, new certification by our principal executive officer and principal financial accounting officer are filed herewith as Exhibits to Amendment No. 1.

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

On February 22, 2013, Pacific Energy Development MSL, LLC (“PEDCO MSL”), a wholly-owned subsidiary of the Company, entered into an Agreement for Purchase of Term Assignment (the “Purchase Agreement”) with Berexco LLC (“Berexco”) for the acquisition of unproved oil and gas interests in the Mississippian Lime covering approximately 6,763 net acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas (the “Mississippian Asset”) and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117. Pursuant to the Purchase Agreement, Berexco applied $864,866 as the initial deposit, due from PEDCO MSL to Berexco, which funds were held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. The Company remains obligated to Condor to refund the amount of $432,433, which was the portion of the initial deposit previously paid into escrow by MIE Jurassic Holding Corporation (“MIEJ”) in connection with the previously contemplated transaction between Condor and Berexco. The remaining $3,774,684 was paid in cash by the Company to Berexco in March 2013. The Company also capitalized $ 245,695 for legal fees and title work, $72,726 for additional costs (including $67,341 for acquiring an additional 122 acres) and $507,221 payable to South Texas Reservoir Alliance LLC (“STXRA”) for acquisition costs for total capitalized costs of approximately $5,032, 7 60 .

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

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, with an effective date of November 1, 2012, which note permits multiple loans to be made thereunder up to $8,000,000 as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due September 24, 2015. As of September 30, 2013, the balance of the note receivable is $4,065,108 plus accrued interest of $142, 286 due from Condor.

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

The Company accounts for its 50% ownership in White Hawk using the equity method. The Company’s total investment in White Hawk at September 30, 2013 was $2,080, 283 after recording its share of White Hawk’s net gain for the nine months ended September 30, 2013 of $ 142,302 .

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

Expired Leases in Oil & Gas Properties

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the Niobrara Asset, 428 net acres are due to expire in 2013 (239 net acres did expire during the nine month period ended September 30, 2013), 0 net acres expire in 2014, 37 net acres expire in 2015 and 145 net acres expire thereafter, (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through an active program of drilling and completing producing wells. Where the Company is not able to drill a well before lease expiration, the Company will seek to extend leases where able. In the Eagle Ford Asset, the balance of our 19 net acres not held by production will expire in 2014. However, the Company anticipates that none of our Eagle Ford acreage will expire in 2013 or thereafter as the Company anticipates that (i) the operator of our Eagle Ford Asset, Sundance Energy, Inc. (formerly Texon Petroleum Limited), will continue to complete wells in which the Company plans to participate in order to hold these leases, (ii) the third party operator with rights to the shallow depths will continue to complete wells that will hold these leases, and (iii) if required to hold leases, the Company may seek to sole risk drilling and completion of wells on the asset.

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

The intrinsic value of outstanding and exercisable options at September 30, 2013 was $5,094,589 and $3,773,309, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2012 was $6,870,330 and $3,144,095, respectively.

Option activity during the nine months ended September 30, 2013 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2013	1,218,206	$0.92	9.30
Granted	104,500	3.75
Exercised	-	-
Rescinded	127,800	0.48
Forfeited and cancelled	(6,782)	65.96

Outstanding at September 30, 2013	1,443,724	$0.78	8.34

Exercisable at September 30, 2013	999,483	$0.57	8.58

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

Cash Flows From Investing Activities. We had net cash used in investing activities of $ 16.8 million for the nine months ended September 30, 2013. Cash was used for an $8.0 million deposit for an oil and gas property (the Kazakhstan acquisition described above), oil and gas property acquisitions in the amount of $4.0 million and the issuance of notes receivable to related parties of $2.5 million.

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

PEDEVCO Corp.

Date: December 2, 2013	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2013	By:	/s/ Michael L. Peterson
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