Form 10-Q
period 2014-03-31
PEDEVCO CORP
filed 2014-05-15
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

At May 12, 2014, there were 26,539,013 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three Months Ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2014	2013

Assets
Current assets:
Cash	$8,483,069	$6,613,470
Accounts receivable - oil and gas	1,505,210	110,547
Accounts receivable - oil and gas - related party	62,616	47,076
Accounts receivable - related party	340,217	78,830
Deferred financing costs	397,437	50,000
Prepaid expenses and other current assets	71,651	74,310
Total current assets	10,860,200	6,974,233

Oil and gas properties:
Oil and gas properties, subject to amortization, net	13,087,854	2,173,245
Oil and gas properties, not subject to amortization, net	7,319,661	6,629,394
Total oil and gas properties, net	20,407,515	8,802,639

Deferred financing costs	6,396,350	-
Notes receivable - related parties	1,617,254	-
Other assets	85,000	-
Deposit for business acquisitions	5,000,000	10,019,633
Investments - equity method	-	-
Investments - cost method	4,100	4,100
Total assets	$44,370,419	$25,800,605

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$276,142	$173,475
Accounts payable - related party	1,877,576	2,346,818
Accrued expenses	1,509,862	1,501,221
Accrued expenses - related party	888,167	1,057,265
Revenue payable	1,134,324	-
Notes payable - Bridge Notes, net of discounts of $24,582 and $316,570, respectively	225,419	2,633,430
Convertible notes payable- Bridge Notes, net of premiums of $504,018 and $0 and discounts of $176,792 and $0, respectively	2,452,226	-
Notes payable – Secured Promissory Notes, net of discounts of $872,053 and $0, respectively	1,146,423	-
Notes payable, - related parties, net of discounts of $0 and $93,957, respectively	6,170,065	7,126,109
Total current liabilities	15,680,204	14,838,318

Long-term liabilities:
Notes payable - Secured Promissory Notes, net of discounts of $14,034,839 and $0, respectively	18,446,685	-
Asset retirement obligations	118,005	75,447
Total liabilities	34,244,894	14,913,765

Commitments and contingencies

Redeemable Series A convertible preferred stock: -0- shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-

Shareholders' equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, -0- shares issued and outstanding
at March 31, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
26,539,013 and 26,121,062 shares issued and outstanding
at March 31, 2014 and December 31, 2013, respectively	26,539	26,121
Stock subscription receivable	-	(10,000,000)
Additional paid-in capital	51,547,473	51,782,870
Accumulated deficit	(44,092,171)	(30,922,151)
Noncontrolling interests	2,643,684	-
Total shareholders' equity	10,125,525	10,886,840

Total liabilities and shareholders' equity	$44,370,419	$25,800,605

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Revenue:
Oil and gas sales	$1,007,454	$269,067

Operating expenses:
Lease operating costs	606,180	119,676
Exploration expense	360,618	-
Selling, general and administrative expense	2,356,160	1,260,089
Impairment of oil and gas properties	3,365	34,641
Depreciation, depletion, amortization and accretion	114,851	138,451
Loss on settlement of payables	38,823	-
Total operating expenses	3,479,997	1,552,857

Loss on sale of oil and gas properties	(5,659,553)	-
Loss on sale of equity investment	(1,028,194)	-
Loss on sale of deposit for business acquisition	(1,944,626)	-
Loss from equity method investments	(274,497)	(85,301)
Operating loss	(11,379,413)	(1,369,091)

Other income (expense):
Interest expense	(1,091,243)	(174,555)
Interest income	63,946	44,484
Loss on debt extinguishment	(763,310)	-
Gain on change in derivative fair value	-	2,545
Other income	-	15,294
Total other expense	(1,790,607)	(112,232)

Net loss	$(13,170,020)	$(1,481,323)

Net loss per common share:
Basic and diluted	$(0.50)	$(0.17)

Weighted average number of common shares outstanding:
Basic and diluted	26,221,237	8,879,985

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	March 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(13,170,020)	$(1,481,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,059,749	254,254
Impairment of oil and gas properties	3,365	34,641
Depreciation, depletion, amortization and accretion	114,851	138,451
Loss on sale:
Loss on sale of oil and gas properties	5,659,553	-
Loss on sale of 50% of equity investment	1,028,194	-
Loss on sale of 50% of the deposit for business acquisition	1,944,626	-
Loss on settlement of payables	38,823	-
Loss on debt extinguishment	763,310	-
Loss from equity method investments	274,497	85,301
Amortization of debt discount	397,459	78,103
Amortization of deferred financing costs	177,202	-
Gain on change in fair value of derivative	-	(2,545)
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(1,043,914)	16,571
Accounts receivable – oil and gas – related party	(15,540)	(93,160)
Accounts receivable – related party	(261,387)	(18,062)
Inventory	396,482	-
Prepaid expenses and other current assets	2,659	58,635
Accounts payable	102,673	(146,726)
Accounts payable – related party	(469,242)	(711,564)
Accrued expenses	606,158	(314,856)
Accrued expenses – related party	(64,098)	423,751
Revenue payable	288,735	-
Net cash used in operating activities	(2,165,865)	(1,678,529)

Cash Flows From Investing Activities:
Cash paid on option for oil and gas properties	-	(100,000)
Cash paid for oil and gas properties	(28,521,822)	-
Cash paid for drilling costs	(879)	-
Proceeds from sale of equity investment	1,615,488	-
Cash paid for Mississippian acquisition	-	(3,774,684)
Proceeds from sale of oil and gas properties	8,747,058	-
Proceeds from sale of deposit	3,055,374	-
Cash paid for plugging bond	(85,000)	-
Cash paid for unproved leasehold	(80,989)	-
Issuance of notes receivable – related parties	(1,891,750)	(902,978)
Proceeds from disposition of White Hawk	2,718,158	-
Net cash used in investing activities	(14,444,362)	(4,777,662)

Cash Flows From Financing Activities:
Repayment of PIK	(400,000)	-
Cash paid for deferred financing costs	(5,381,755)	-
Repayment of notes payable	(1,625,000)	-
Procceds from notes payable, related party	-	5,050,000
Proceeds from notes payable, net of original discounts	19,357,080	2,910,000
Proceeds from issuance of common stock, net of offering costs	6,524,701	-
Proceeds from exercise of warrants and options	4,800	-
Net cash provided by financing activities	18,479,826	7,960,000

Net increase in cash	1,869,599	1,503,809
Cash at beginning of period	6,613,470	2,478,250
Cash at end of period	$8,483,069	$3,982,059

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$295,795	$-

Noncash investing and financing activities:
Accrual of oil and gas properties acquisition costs	$-	$1,173,664
Accrual of drilling costs	$-	$871,602
Change in estimates of asset retirement obligations	$-	$1,444
Conversion of Series A preferred stock to common stock	$-	$6,282
Conversion of redeemable preferred stock to common stock	$-	$556
Expiration of redemption feature in 555,556 shares of Series A preferred stock issued in acquisition of Excellong E&P-2, Inc.	$-	$1,250,000
Issuance of preferred stock in settlement of stock payable	$-	$47
Issuance of common stock in settlement of stock payable	$-	$80,000
Recission of common stock issued in private placement	$10,000,000	$-
Transfer of notes payable related party to notes payable	$630,000	$-
Cashless exercise of common stock options and warrants	$83	$-
Issuance of common stock to STXRA in settlement of debt	$405,777	$-
Rescission of common stock issued for exercise of stock options in 2012	$-	$121
Debt discount related to warrants issued in conjunction with notes payable	$-	$243,771
Deferred financing costs related to warrants issued in conjunction with notes payable	$1,519,601	$31,176
Fair value of derivative warrant instruments issued with notes payable	$-	$14,005
Reclass of notes payable - Bridge Notes to convertible notes	$2,125,000	$-
Consolidation of non-controlling interest in PEDCO MSL	$2,643,684	$-
Beneficial conversion feature of Convertible notes payable - Bridge Notes	$211,570	$-
Reclass of notes payable - related parties to notes payable - Bridge Notes	$525,000	$-

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO CORP. (formerly Blast Energy Services, Inc.) (“PEDEVCO” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on March 31, 2014, have been omitted.

The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company’s principal operating properties are located in the Wattenberg, Wattenberg Extension, and Niobrara formation in the Denver-Julesburg Basin (the “DJ Basin”) in Morgan and Weld Counties, Colorado.

The Company owns a 20% interest in Condor Energy Technology, LLC (“Condor”). Condor’s operations consist primarily of working interests in oil and gas leases in the Niobrara shale formation located in the DJ Basin in Morgan and Weld Counties, Colorado. The remaining interest in Condor is owned by an affiliate of MIE Holdings Corporation (Hong Kong Stock Exchange code: 1555.HK), one of the largest independent upstream onshore oil companies in China (“MIE Holdings”). In addition, the Company has made a direct investment into the drilling and completion of the first three wells that Condor has drilled and completed.

 The Company plans to focus initially on developing shale oil and gas assets held by the Company in the U.S., including its first oil and gas working interests in the Niobrara shale formation located in the DJ Basin in Morgan and Weld Counties, Colorado (the “Niobrara Asset”), its oil and gas working interests in the Mississippian Lime play in Kansas (the “Mississippian Asset”), and its recently acquired oil and gas working interests in the Wattenberg and Wattenberg Extension in the DJ Basin (the “Wattenberg Asset”), which it acquired in March 2014 from Continental Resources, Inc. (“Continental”).

To further develop the business plan, in the first quarter of 2014, the Company entered into a financing transaction with investors to acquire the Wattenberg Asset and provide funding for the Company’s 2014 drilling plan. In connection with the transaction, the Company sold a portion of its interests to RJ Corp. in its Mississippian Asset, its Wattenberg Asset and its interest in Asia Sixth. See Note 4.

As of December 31, 2013, the Company also owned an average 98% working interest in leases covering the Mississippian Lime in Comanche, Harper, Barber and Kiowa Counties, Kansas. In connection with the financing of the Wattenberg Asset acquisition, the Company sold 50% of its equity investment in Pacific Energy Development MSL, LLC, which held the Mississipian Asset. See Note 4. Therefore, as of March 7, 2014, the Company owned an indirect 49% working interest in leases in the Mississippian Asset. The Company serves as the operator of this asset and anticipates drilling its first well in 2014 for which RJ Resources Corp. (“RJ Corp.”) will pay its proportionate share.

In 2013, the Company entered into a Shares Subscription Agreement to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), a British Virgin Islands entity, which holds an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity.  Aral holds a production license covering a 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan, which the Company plans to close upon receipt of required approvals from the government of Kazakhstan, anticipated to be received no later than the third quarter of 2014. We have also entered into an agreement with our strategic partner, RJ Corp., pursuant to which we have agreed to convey to RJ Corp. fifty percent (50%) of the 51% interest in Asia Sixth. Upon the closing and completion of these contemplated transactions, the Company, through its ownership in Asia Sixth, will own an approximate 17% beneficial interest in Aral.

As of January 1, 2013, the Company owned a 50% interest in White Hawk Petroleum, LLC (“White Hawk”). White Hawk’s operations consisted primarily of working interests in oil and gas leases in the Eagle Ford shale formation in McMullen County, Texas. The remaining interest in White Hawk was owned by an affiliate of MIE Holdings Corporation (“MIE Holdings”), MIE Jurassic Energy Corporation (“MIEJ”). On December 20, 2013, White Hawk entered into a series of transactions pursuant to which White Hawk divested approximately 50% of its assets and used the funds from the divestiture to acquire MIEJ’s interest in White Hawk.  MIEJ then withdrew from White Hawk as a member on December 31, 2013, with the Company’s effective interests in the Eagle Ford shale assets remaining unchanged and unaffected by the transactions.  As a result of the transactions, the Company became the 100% owner of White Hawk. Accordingly, as of December 31, 2013, the Company has accounted for White Hawk as a consolidated subsidiary of the Company and will no longer account for the entity as an equity investment. In addition, on February 19, 2014, White Hawk sold its remaining interests in the Eagle Ford Shale play for net proceeds of $2,718,158. See Note 4.

The Company plans to seek additional shale oil and gas and conventional oil and gas asset acquisition opportunities in the U.S. and Asia utilizing its strategic relationships and technologies that may provide the Company a competitive advantage in accessing and exploring such assets. Some or all of these assets may be acquired by subsidiaries, and equity investees such as Condor, or others that may be formed at a future date.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Eagle Domestic Drilling Operations LLC, a Texas limited liability company (which was voluntarily dissolved effective July 10, 2013); (ii) Blast AFJ, Inc., a Delaware corporation; (iii) Pacific Energy Development Corp., a Nevada corporation; (iv) Pacific Energy Technology Services, LLC, a Nevada limited liability company (owned 70% by us); (v) Pacific Energy & Rare Earth Limited, a Hong Kong company; (vi) Blackhawk Energy Limited, a British Virgin Islands company; (vii) Pacific Energy Development MSL, LLC, a Nevada limited liability company (50% owned by us), (vii) White Hawk Petroleum, LLC, a Nevada limited liability company,  (viii) Red Hawk Petroleum, LLC, a Nevada limited liability company, which was formed on January 16, 2014, and (ix) Pacific Energy Development MSL, LLC (owned 50% by us) and is included in our consolidated results. All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting for Joint Ventures. The majority of the Company’s oil and gas interests are held all or in part by the following joint ventures which are collectively owned with affiliates of MIE Holdings:

- Condor Energy Technology LLC, a Nevada limited liability company owned 20% by the Company and 80% by an affiliate of MIE Holdings. The Company accounts for its 20% ownership in Condor using the equity method; and

- White Hawk Petroleum, LLC, a Nevada limited liability company owned 50% by the Company and 50% by an affiliate of MIE Holdings through December 30, 2013. Through December 30, 2013, the Company accounted for its 50% interest in White Hawk using the equity method. As a result of a series of transactions pursuant to which MIEJ divested its 50% interest in White Hawk as of December 31, 2013, White Hawk became a consolidated subsidiary effective on December 31, 2013.

Non-Controlling Interests. The Company is required to report its non-controlling interests as a seperate component of shareholders' equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the shareholders of the Company seperately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests' investment basis. During the three months ended March 31, 2014 and 2013, the Company did not record any losses relating to the non-controlling interests.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2014 and December 31, 2013, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2014, approximately $8,233,069 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 55% of the Company’s total oil and gas revenues for the three months ended March 31, 2014. Sales to two customers comprised 75% and 22% of the Company’s total oil and gas revenues for the three months ended March 31, 2013. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $445,479 of working capital receivables related to the acquisition of the Wattenberg Asset.

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

Earnings or Loss per Common Share. Basic earnings per common share equal net earnings or loss divided by weighted average common shares outstanding during the period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three months ended March 31, 2014 and 2013, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 1,459,724 and 1,340,563 potentially issuable shares of common stock related to options and 2,986,704 and 717,116 potentially issuable shares of common stock related to warrants due to their anti-dilutive effect for the three months ended March 31, 2014 and 2013, respectively.

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

Recently Issued Accounting Pronouncements. There were various accounting standards and interpretations issued during the three months of 2014 and 2013, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2014:

	December 31, 2013	Additions	Disposals	Transfers	March 31, 2014
Oil and gas properties, subject to amortization, net	$6,314,044	$25,935,288	$(15,751,426)	$-	$16,497,906
Oil and gas properties, not subject to amortization, net	7,166,557	2,775,019	(2,081,385)	-	7,860,191
Asset retirement costs	28,081	106,677	(65,618)	-	69,140
Accumulated depreciation depletion and impairment	(4,706,043)	(115,235)	801,558	-	(4,019,720)
Total oil and gas assets	$8,802,639	$28,701,749	$(17,096,871)	$-	$20,407,517

The depletion recorded for production on proved properties for the three months ended March 31, 2014 and 2013 amounted to $111,870 and $123,143, respectively. The Company recorded impairment expense for expired leasehold costs in the amount of $3,365 and $34,641 for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, the Company has incurred $879 in drilling costs related to the Logan 2H well, in addition to amounts previously incurred (exclusive of Red Hawk as described below).

Acquisition of Properties from Continental Resources, Inc.

On January 21, 2014, Red Hawk Petroleum, LLC (“Red Hawk”) entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Continental, pursuant to which the Company agreed to acquire Continental’s interests (the “Continental Acquisition”) in approximately 28,727 net acres of oil and gas properties and interests in 40 wells located in the Niobrara formation of the DJ Basin, Colorado, including approximately 2,200 net acres in the Wattenberg Area, for $30 million in cash (subject to customary post-closing adjustments).

The Company paid $1.5 million of the purchase price as a deposit upon entering into the Purchase Agreement (the “Deposit”).  The final purchase price after adjustments was $28,521,822, resulting in $27,031,822 due to Continental after applying the Deposit (the “Final Purchase Price”) (representing an adjusted total of 27,990 net acres at closing).

On March 7, 2014, the Company completed the Continental Acquisition and used a portion of funds from the initial closing of a $50 million financing facility with RJ Credit LLC. and other lenders of which $34.5 million was borrowed initially to pay the Final Purchase Price to acquire Continental's properties. As described below, the Note Purchase Agreement further provided that the Company convey 50% of the lease acreage and working interests acquired from Continental to RJ Corp. as additional consideration for the financing.

The following table summarizes the allocation of the purchase price to the net assets acquired:

Fair value at March 7, 2014
Accounts receivable – oil and gas	$445,749
Inventory	396,482
Oil and gas properties, subject to amortization	26,039,697
Oil and gas properties, not subject to amortization	2,694,029
Total assets	29,575,957

Current liabilities	(948,848)
Asset retirement obligations	(105,287)
Total liabilities	(1,054,135)
Final Purchase price	$28,521,822

Disposition of Oil and Gas Properties

In connection with the RJ Corp. financing, the Company sold 50% of its interests in the Continental Assets and 50% of its interest in Asia Sixth.  The Company allocated the proceeds from the financing between the debt obligation and the sale of the properties on a relative fair value basis.  See Note 9.

Also, on February 19, 2014, White Hawk closed a Purchase and Sales Agreement (the “Sale Agreement”) with Millennial, pursuant to which White Hawk sold its remaining interests in the Eagle Ford Shale formation to Millennial for net cash proceeds of $2,718,158 received on February 27, 2014.  A loss of $92,391 was recognized in the period ending March 31, 2014 on the sale of oil and gas properties.

The following table presents the loss on sale of oil and gas properties:

	Allocated Proceeds	Historical Cost	Loss on Sale

Continental Assets	$8,747,058	$14,314,220	$(5,567,162)
White Hawk Assets	2,718,158	2,810,549	(92,391)

Total	$11,465,216	$17,124,769	$(5,659,553)

The following table presents the Company’s supplemental consolidated pro forma total revenues, lease operating costs, net income (loss) and net loss per common share as if the acquisition and simultaneous dispositions had occurred on January 1, 2014 and January 1, 2013.

	For the Three Months Ended March 31, 2014
	PEDEVCO	Net Acquisitions/Dispositions	(1)	Combined
Revenue	$1,007,454	$1,102,474		$2,109,928
Lease operating costs	$(606,180)	$(375,624)		$(981,804)
Net inome (loss)	$(13,170,020)	$432,524		$(12,737,496)
Net loss per common share	$(0.50)	$0.01		$(0.49)

	For the Three Months Ended March 31, 2013
	PEDEVCO	Net Acquisitions/Dispositions	(1)	Combined
Revenue	$269,067	$1,046,307		$1,315,374
Lease operating costs	$(119,676)	$(202,642)		$(322,318)
Net income (loss)	$(1,481,323)	$843,665		$(637,658)
Net loss per common share	$(0.17)	$0.10		$(0.07)

(1)	Amounts are based on Company estimates.

Related to these properties during the three months ended March 31, 2014, we recorded $749,000 of revenues that resulted in operating income of $58,000.

NOTE 5 – SALE OF 50% OF PACIFIC ENERGY DEVELOPMENT MSL, LLC.

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

As of December 31, 2013, the Company owned an average 98% working interest in leases covering the Mississippian Lime in Comanche, Harper, Barber and Kiowa Counties, Kansas. These assets are held by Pacific Energy Development MSL, LLC, a Nevada limited liability company (100% owned by us prior to March 7, 2014).

On March 7, 2014, in connection with our acquisition of the Wattenberg Asset, we entered into a $50 million 3-year term debt facility with various investors including RJ Credit LLC. As part of the transaction, RJ Corp. (an affiliate of RJ Credit LLC) acquired 50% of our ownership interest in Pacific Energy Development MSL, LLC, which holds our Mississippian Asset, thereby making RJ Corp. a 50% working interest partner with us in the development of our Mississippian Asset. The Company allocated the proceeds from the financing between the debt obligation, the sale of the properties and the sale of 50% of MSL on a relative fair value basis. To the extent the sales price attributable to the assets was less than the net book value, the Company recorded a loss on sale of assets. See Note 9.

The following table presents the loss on this sale:

	Allocated Proceeds	Historical Cost	Loss on Sale
Mississippian Asset	$1,615,488	$2,643,682	$(1,028,194)

NOTE 6 – DEPOSIT FOR BUSINESS ACQUISITION

On September 16, 2013, the Company entered into a Shares Subscription Agreement to acquire an approximate 51% ownership in Asia Sixth, which holds an approximate 60% ownership interest in Aral.  Aral holds a 100% operated working interest in a production license issued by the Republic of Kazakhstan that expires in 2034 in western Kazakhstan (the “Contract Area”).

Under the agreement, the Company and its partners plan to take control of Aral through the acquisition of a 51% controlling interest in Asia Sixth, by way of subscription of shares of Asia Sixth, which in turn currently holds a 60% controlling interest in Aral.  Asia Sixth’s interest in Aral is scheduled to increase to 66.5% following the completion of certain transactions to occur between Asia Sixth and Asia Sixth’s partner in Aral that currently holds the remaining 40% interest in Aral (the “Aral Transactions”).  Upon closing and completion of the Aral Transactions, Aral will be owned 66.5% by Asia Sixth.

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

The Company paid an initial deposit of $8 million in September 2013 and a subsequent deposit of $2 million on October 1, 2013 to Asia Sixth, and could have been required to increase its deposit by up to $10 million, to a total of $20 million, contingent upon receipt of payment in full to the Company from an investor under a promissory note maturing in December 2013 in connection with a subscription of shares and warrants in the Company. The investor failed to pay the $10 million balance due under the Note by December 1, 2013. On December 1, 2013, the Company granted a verbal extension to the investor pending further discussions regarding the investment.  Following discussions with the investor, the investor elected to forego making a further investment. Accordingly, on March 7, 2014, the Company notified the investor that, effective immediately, certain shares and warrants subject to the subscription were rescinded as permitted pursuant to the terms of the promissory note, and the promissory note was cancelled and forgiven, with no further action required by the investor (the “Cancellation”).  The stock subscription receivable related to 3,333,333 shares of common stock and 999,999 warrants to purchase shares of common stock in the amount of $10 million was extinguished as of March 7, 2014. No gain or loss was recognized.

 The rescission of the promissory note had no net effect on us or our obligations under the Shares Subscription Agreement because (a) if such promissory note was paid in full we would have been required to pay such funds directly to Asia Sixth; and (b) the result of such funds not being paid only results in a decrease in the required deposit due to Asia Sixth.

The deposit is subject to full refund to the Company in the event the transaction does not close, other than as a result of the Company’s material uncured breach. The funds that have been deposited will also be used, in part, to recomplete and rework currently producing wells with the goal of significantly increasing their production rates. Based on how these wells perform, at closing, the Company shall owe to Asia Sixth a final closing payment equal to an additional:  (i) $20 million if the daily average volume of oil produced by Aral over a specified 30 day period (the “Target Volume”) equals or exceeds 1,500 barrels of oil per day (“BOPD”); (ii) $15 million if the Target Volume equals or exceeds 1,000 BOPD but is less than 1,500 BOPD; or (iii) $0 due if the Target Volume comes in less than 1,000 BOPD. Pursuant to the Asia Sixth Purchase Agreement, RJ Corp. is obligated to pay 50% of any final closing payment due to Asia Sixth.

We have also entered into an agreement with our strategic partner, RJ Corp. to convey 50% of our interests in Asia Sixth in connection with the RJ Corp. financing.  See Note 9.  Upon the closing and completion of these contemplated transactions, the Company, through its ownership in Asia Sixth, will own an approximate 17% beneficial interest in Aral. In the event of any refund of the initial deposit by Asia Sixth, the Company must provide 50% of such refund to RJ Corp.

In connection with the RJ Corp. financing, the Company allocated $3,055,374 of the proceeds from the debt financing to the 50% interest in Asia Sixth and recorded a loss on sale of 50% of its interests in Asia Sixth of $1,944,626.  See Note 9.

NOTE 7 – NOTES RECEIVABLE

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, which permits multiple loans to be made up to $8,000,000 as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due September 24, 2015. As of March 31, 2014, the balance of the note receivable prior to applying the excess loss from Condor is $6,976,048 plus accrued interest of $109,279 due from Condor. The Company advanced $1.9 million to Condor for operations during the three months ended March 31, 2014. The carrying balance of the note receivable was reduced by $274,496 as the Company’s share of losses from Condor for the three months ended March 31, 2014 was $1,859 plus the previously unrecognized loss for the year ended December 31, 2013 of $272,637 was recorded. In accordance with ASC 323-10-35, the excess loss from Condor was used to reduce the notes receivable balance. If the losses were to exceed the notes receivable balance , no additional losses would be recorded for the equity investment. The net receivable balance after applying the excess loss is $1,617,254. After applying the losses to the equity investment and the note receivable, the Company has unrecorded excess losses of zero. The Company recognized $59,361 of interest income in the three months ended March 31, 2104.

The Company loaned White Hawk funds for operating expenses and drilling and completion costs for a third Eagle Ford well, pursuant to a promissory note entered into on June 4, 2012, which note permits multiple loans to be made thereunder as separate “advances”, with no stated maximum limit of loan principal. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest of each loan is due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due June 4, 2015. As a result of the previously discussed sale of this property in February 2014, the balance of the note receivable was paid in full.

NOTE 8 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

In October 2011, the Company formed a subsidiary, Condor Energy Technology LLC (“Condor”), a limited liability company organized under the laws of the State of Nevada. The Company accounts for its 20% ownership in Condor using the equity method. The Company evaluated its relationship with Condor to determine if Condor was a variable interest entity (“VIE”) as defined in ASC 810-10, and whether the Company was the primary beneficiary of Condor, in which case consolidation with the Company would be required. The Company determined that Condor qualified as a VIE, however, the Company concluded that MIE Holdings was the primary beneficiary as a result of being in control of the Board and its ability to control the funding commitments to Condor, thereby concluding that consolidation was not required.

During the year ended December 31, 2013, the Company's equity share of the net losses in Condor totaled $5,626,567, which exceeded the Company's combined investment of $160,353 and note receivable of $5,193,577. As a result, the Company had an unrecognized loss of $272,637, which was carried forward.

During the three months ended March 31, 2014, the Company advanced $1.9 million to Condor. The Company recorded the previously unrecognized loss of $272,637 and its equity share of net loss from Condor of $1,859 for a total recognized loss of $274,496 during the three months ended March 31, 2014.

The Company's investment in Condor has a balance of $0 and will not increase until the Company's share of income from Condor exceeds the $5,468,073 valuation allowance currently applied against the balance of the Company's note receivable to Condor.

As of March 31, 2014 and December 31, 2013, the Company has a note receivable of $6,976,048 and $5,005,108, respectively, plus accrued interest of $109,279 and $188,469, respectively, due from Condor.

As of March 31, 2014 and December 31, 2013, the Company has unrecognized losses of $0 and $272,637, respectively, in excess of its basis in Condor (the Company recognized all losses for the period ended March 31, 2014).

The Company is subject to recording its 20% proportionate share of Condor’s income or losses.  The Company is obligated to maintain, under the membership agreement of Condor, its proportionate share of capital contributions. Below is summarized financial information for Condor.

Summarized balance sheets:

	March 31,	December 31,
	2014	2013
Current assets	$4,458,062	$4,224,369
Oil and gas properties, net	3,588,738	3,533,915
Other long –term assets	108,001	108,000
Total assets	$8,154,801	$7,866,284

Current liabilities	$2,230,599	$3,708,123
Notes payable to affiliates	33,236,922	31,477,643
Other long term liabilities	27,645	11,587
Total liabilities	35,495,166	35,197,353

Members’ equity (deficit)	(27,340,365)	(27,331,069)
Total liabilities and members’ equity (deficit)	$8,154,801	$7,866,284

Summarized statements of operations:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2014	2013
Revenue	$1,106,292	$1,108,767
Operating expenses	(786,909)	(1,382,693)
Operating gain (loss)	319,383	(273,926)
Interest expense	(328,678)	(186,584)
Net loss	$(9,295)	$(460,510)

The Company has an agreement to provide management services to Condor for which Condor owes $243,115 and $75,131 at March 31, 2014 and December 31, 2013, respectively. Total fees billed to Condor were $167,984 and $149,007 in the three months ended March 31, 2014 and 2013, respectively.

Condor owes the Company $62,616 and $47,076 at March 31, 2014 and December 31, 2013, respectively, from production sales related to the Company’s working interests in the Niobrara Asset.

The Company owes Condor $21,761 and $59,448 from production related expenses and $1,855,815 and $2,278,266 related to capital expenditures previously incurred by Condor for the drilling of wells as of March 31, 2014 and December 31, 2013, respectively.

White Hawk Petroleum, LLC

In May 2012, the Company formed a subsidiary, White Hawk Petroleum, LLC (“White Hawk”), a limited liability company organized under the laws of the State of Texas. The Company accounted for its 50% ownership in White Hawk using the equity method through December 30, 2013. The Company evaluated its relationship with White Hawk to determine if White Hawk was a variable interest entity (“VIE”) as defined in ASC 810-10, and whether the Company was the primary beneficiary of White Hawk, in which case consolidation with the Company would be required. The Company determined that White Hawk qualified as a VIE; however, the Company concluded that MIE Holdings was the primary beneficiary as a result of being in control of the Board and its ability to control  the funding commitments to White Hawk.

The Company accounted for its 50% ownership in White Hawk using the equity method through December 30, 2013. As a result of a series of transactions in which White Hawk became wholly-owned on December 31, 2013, White Hawk became a consolidated subsidiary.

NOTE 9 – NOTES PAYABLE

Note Purchase Agreement and Sale of Secured Promissory Notes

On March 7, 2014, the Company entered into a $50 million financing facility between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC (“RJC”), as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”).   Pursuant to the Note Purchase, the Company initially issued the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”) and provided for an additional $15.5 million available under the financing agreement to fund the Company’s future drilling costs.

The Initial Notes bear interest at the rate of 15% per annum, payable monthly in arrears, on the first business day of each month beginning April 1, 2014 (in connection with the Initial Notes), provided that upon the occurrence of an event of default, the Initial Notes bear interest at the lesser of 30% per annum and the maximum legal rate of interest allowable by law. We can prepay all or any portion of the principal amount of Initial Notes, without premium or penalty.  The Initial Notes include customary events of default.

The Initial Notes are due and payable on March 6, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time. Additionally, we are required on the third business day of each month, commencing on April 1, 2014, to prepay the Initial Notes in an amount equal to the lesser of (a) the outstanding principal amount of the Initial Notes or (b) twenty-five percent (25%) of the aggregate of all net revenues actually received by us and our subsidiaries (other than net revenues received by Asia Sixth, unless and to the extent received by us in the United States) or for the immediately preceding calendar month (or such pro rata portion of the first month the payment is required).  The Initial Notes also provide that RJC is to be repaid (i) accrued interest, only after all of the other Investors are repaid any accrued interest due and (ii) principal, only after all of the other Investors are repaid the full amount of principal due under their Initial Notes, and (iii) that any funding in connection with Subsequent Notes will be made solely by RJC.

The amount outstanding under the Initial Notes is secured by a first priority security interest in all of our subsidiaries, assets, property, real property, intellectual property, securities and proceeds therefrom, granted in favor of the agent for the benefit of the Investors. Additionally, the Company granted a mortgage and security interest in all of our and our subsidiaries real property as located in the state of Colorado (including those assets acquired pursuant to the Continental Acquisition) and the state of Texas.  Additionally, our obligations under the Initial Notes, Note Purchase Agreement and related agreements were guaranteed by our wholly-owned and majority owned direct and indirect subsidiaries.

 As additional consideration for RJC providing the loan evidenced by its Initial Notes and agreeing to provide the funding from the Subsequent Notes, on March 7, 2014, the Company entered into the following transactions in favor of RJC and its affiliate RJ Corp.

●
Red Hawk Purchase - A Purchase and Sale Agreement between Pacific Energy Development Corp.’s (the Company’s wholly-owned subsidiary, “PEDCO”), the Company’s wholly-owned subsidiary, Red Hawk, and RJ Corp. (the “Red Hawk Purchase”); which required the Company to convey 50% of the mineral interests and leases acquired in the Continental Acquisition to RJ Corp. The agreement also provided that for three years from March 7, 2014, RJ Corp. does not have the right to propose or conduct any operations on the property acquired pursuant to the Red Hawk Purchase, unless (a) approved by Red Hawk, or (b) unless Red Hawk fails to execute the portion of the then current capital expenditure plan related to such applicable assets, provided that RJ Corp. may not (i) propose to drill more wells on such lands during the calendar year covered by such capital expenditure plan than are prescribed in the portion of such applicable capital expenditure plan and (ii) propose or conduct any operations on such lands during the following calendar year in excess of the operations budgeted for in the portion of such applicable capital expenditure plan.

●
Asia Sixth Purchase - The Asia Sixth Purchase Agreement between PEDCO and RJ Corp. (the “Asia Sixth Purchase”); the principal terms of which required the conveyance of 50% of the Company’s 51% interest in Asia Sixth once acquired by PEDCO and if any part of the $10 million deposit previously paid by the Company in connection with the Shares Subscription Agreement is returned to the Company, 50% of any such returned funds will be paid to RJ Corp.

●
Membership Purchase and Plan of Merger - A Membership Interest Purchase Agreement between PEDCO and RJ Corp. (the “Membership Purchase”), pursuant to which (i) PEDCO transferred 50% ownership of PEDCO MSL Merger Sub, LLC, a Nevada limited liability company (“MSL Merger Sub”), which was wholly-owned by PEDCO to RJ Corp., (ii) PEDCO’s wholly-owned subsidiary, Pacific Energy Development MSL, LLC (“PEDCO MSL”) merged with and into MSL Merger Sub, with MSL Merger Sub being the surviving entity in the merger, and (iii) MSL Merger Sub changed its name to Pacific Energy Development MSL, LLC.  The effective result of the Membership Purchase and Plan of Merger was that RJ Corp. now owns 50% of PEDCO MSL, which owns all of the interests in the Mississippian Asset.

As a result of the transactions effected by the Red Hawk Purchase, Asia Sixth Purchase, Membership Purchase and Plan of Merger, RJ Corp. acquired ownership of 50% of all of the Company’s oil and gas assets and properties acquired in connection with the Continental Acquisition, rights to 50% of the Company's right to acquire Asia Sixth which owns the oil and gas assets and properties in Kazakhstan pursuant to the Shares Subscription Agreement, and effective ownership of 50% of the Mississippian Asset. In return, the Company received the financing agreement to acquire the Continental Assets and provide for future drilling funds and obtain a strategic partner to fund its own portion of the drilling costs for the development of the Company’s properties.

In connection with the financing with RJ Corp, the Company allocated a portion of the proceeds from the financing to the promissory notes and a portion to the sales of (i) 50% of the Continental asset, (ii) 50% of the Company's investment in Asia Sixth and (iii) 50% of the Mississippian Asset on a relative fair value basis. To the extent the proceeds of the financing exceed the portion allocated to the debt the Company recorded a debt discount. To the extent the sales price attributable to the assets was less than the net book value, the Company recorded a loss on sale of assets.

The components of this transaction are as follows:

March 7, 2014
Gross proceeds from issuance of Initial Notes	$34,500,000
Deferred financing costs – paid underwriting fees	(5,381,755)
Original debt issue discount	(1,725,000)
Net Proceeds	$27,393,245

Allocation of proceeds to sale of assets (recorded as additional debt issue discount)
Allocation of proceeds to debt and sale of properties:
Allocated to Continental Assets sold	$8,747,058
Allocated to Mississippian Assets sold	1,615,488
Allocated to Asia Sixth interest sold	3,055,374
Net proceeds allocated to sales of properties	13,417,920
Net proceeds allocated to Initial Notes	21,082,080
Total proceeds	$34,500,000

Accordingly, total debt discount including the original issue discount and the amount allocated to the sale of assets was $15,142,920.  In addition, additional deferred financing costs for the issuance of 1,000,000 warrants to a placement agent with a fair value of $1,519,601 was recorded.

All deferred financing costs and debt discount amounts are amortized using the effective interest rate method. The amount of the debt discount and deferred financing costs (net of amortization) reflected on the balance sheet as of March 31, 2014 was $14,906,892 and $6,793,786, respectively. Amortization of debt discount, amortization of deferred financing costs and interest expense, related to the Initial Notes, was $236,028, $107,570 and $359,375 for the three months ended March 31, 2014, respectively.

Bridge Note Financing

On March 22, 2013, the Company closed a private placement of secured promissory notes (the “Bridge Notes”) for an aggregate principal amount of $4.0 million, together with warrants exercisable for a total of up to 76,198 shares of its common stock at an exercise price of $5.25 per share (the “Bridge Warrants,” and, together with the Bridge Notes, the “Bridge Securities”). At the closing of the bridge financing (the “Bridge Financing”), the Company entered into separate Note and Warrant Purchase Agreements with a total of 16 individual and institutional investors (collectively, the “Bridge Investors”), including ten (10) current Company shareholders, in which the Company sold and issued to the Bridge Investors a total of $4.0 million of Bridge Notes and Bridge Warrants to purchase 76,198 shares of the Company’s common stock (the "Note and Warrant Purchase Agreements") for gross proceeds of $4.0 million. The fair value of the warrants was $256,857 which was recorded as a debt discount. The debt discount as of March 31, 2014, was $4,329. The debt discount was being amortized over the expected life of the Bridge Financing, which is July 2014. Interest expense for the three months ended March 31, 2014 and 2013 was $3,193 and $27,521, respectively.

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

Somerley Limited (“Somerley”) acted as the Company’s placement agent with respect to a portion of the Bridge Financing sold to non-U.S. investors. As compensation, Somerley received total cash fees of $40,000 and Bridge Warrants to purchase a total of up to 9,524 shares of the Company’s common stock at an exercise price of $5.25 per share valued at $32,095 using a Monte Carlo simulation model. The Company capitalized these amounts as deferred financing costs and will be amortized over the expected life of the Bridge Financing. Interest expense for the three months ended March 31, 2014 was $2,110.

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

The Bridge Notes had an annual interest rate of 10% and were due and payable on the earlier to occur of (i) the date that is thirty (30) days following the closing of the Company’s then next underwritten public offering of the Company’s common stock, or (ii) December 31, 2013 (the “Maturity Date”). The Company may, in its sole discretion, repay the Bridge Notes in whole or in part at any time prior to the Maturity Date. The Bridge Notes are secured by a lien and security interest in all of the Company’s assets, subject to a senior lien on the Company’s Niobrara assets held by MIEJ, an affiliate of MIE Holdings, which secures MIEJ’s loans to date under the Note with MIEJ described below.

Upon maturity, the Company is obligated to pay to the holders an additional payment-in-kind (“PIK”) cash amount equal to 10% of the original principal amount of the Bridge Notes, or $400,000. If an event of default on the Bridge Notes occurs, the principal amount of the Bridge Notes, plus accrued and unpaid interest and the PIK, if any, may be declared immediately due and payable, subject to certain conditions set forth in the Bridge Notes. These amounts may automatically become due and payable upon written notice of holders of a majority of the then-outstanding principal amount in the case of certain types of bankruptcy or insolvency events. The PIK liability was reflected as a debt discount to the principal and amortized over the life of the Bridge Notes, which is estimated to be until December 2013. The amount of the debt discount reflected on the balance sheet as of March 31, 2014 was $6,742; and the interest expense was $4,973 for the three months ended March 31, 2014.

The Bridge Warrants are exercisable for shares of the Company’s common stock for a period of four (4) years commencing as of their issuance date, at an exercise price of $5.25 per share; provided, however, that the exercise price was to be adjusted to the price per share at which the Company issues common stock in the Company’s next underwritten public offering of common stock, if such price per share is lower than $5.25 per share and such offering occurred within six months of the grant date (provided that no underwritten offering occurred within six months of closing). The Bridge Warrants may be exercised on a cashless basis. The Company determined that these warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could have resulted in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Such warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Monte Carlo simulation valuation model in the period ended March 31, 2013. The Company subsequently determined, as a public offering was not closed prior to the six month expiration of any possible exercise price adjustment on September 22, 2013, that the exercise price of the warrants would not be reset and the derivative feature of the warrants has no value as of the period ending March 31, 2014.

Modification of Bridge Notes

 On December 16, 2013, the Company entered into an amendment to the secured promissory notes (the “Amended Notes”) with each of the Bridge Investors of the Bridge Notes.  The Amended Notes provided for (i) the extension of the maturity date of such Bridge Notes, which were originally due on December 31, 2013, to July 31, 2014 (the “New Maturity Date”), (ii) the subordination of the Bridge Notes to certain future qualified senior indebtedness of the Company with a principal amount of at least $5.0 million, (iii) the payment in full of all accrued interest through January 8, 2014 (the “Payment Date”), equal to an aggregate of $294,795 due and payable to the Bridge Investors on the Payment Date, (iv) the payment in full of the $400,000 PIK on the original principal amount of such Bridge Notes on the Payment Date (v) the repayment of either none or 50% of the outstanding principal amount due under such Bridge Notes, as elected by the holders on the Payment Date, of which principal repayment of $1,625,000 was due and payable to the Bridge Investors on the Payment Date as elected by the holders, (vi) the amendment of the interest rate of such Bridge Notes for the Amended Notes from 10% per annum to 12% per annum with respect to the remaining unpaid principal amount of the Bridge Notes (the “Deferred Principal”), and (vii) an additional payment-in-kind cash amount equal to 10% of the Deferred Principal due on the New Maturity Date (the “Additional PIK”). In total, eleven (11) Bridge Investors holding Bridge Notes with an aggregate principal amount outstanding of $3,250,000 elected to defer 50% of their principal, agreeing to defer an aggregate of $1,625,000 in principal amount of the Bridge Notes, and five (5) Bridge Investors holding Bridge Notes with an aggregate principal amount outstanding of $750,000 elected to defer 100% of their principal, for total deferred principal of $2,375,000, and an aggregate Additional PIK due upon the New Maturity Date of $237,500. The Company recorded the Additional PIK as a debt discount to the Amended Notes.

As additional consideration for the Amended Notes, the Company granted a new warrant (“New Warrant”) exercisable on a cashless basis at an exercise price of $2.34 per share for a number of shares of common stock of the Company equal to (i) double (2x) the number of shares issuable under the Bridge Warrant originally issued to each holder who agreed to defer 50% of the outstanding principal of its Bridge Note, and (ii) triple (3x) the number of shares issuable under the Bridge Warrant originally issued to each holder who agreed to defer 100% of the outstanding principal of its Bridge Note, for a total of New Warrants exercisable for an aggregate of 166,684 shares of Company common stock issued by the Company to the Bridge Investors. The New Warrants have a 4-year life and have substantially the same terms as the Bridge Warrants originally issued to the Bridge Investors (except for the anti-dilution rights). The New Warrants have a fair value of $181,475, calculated using the Black Scholes model.

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

On January 8, 2014, payment in full was made of all accrued interest through January 8, 2014 equal to an aggregate of $294,795.  On that same date, the payment in full of the $400,000 PIK on the original principal amount of the Bridge Notes was made.  Also on that same date, principal repayment of $1,625,000 were made to the Bridge Investors.

The interest expense for the Amended Notes at 12% was $70,274 for the period ended March 31, 2014. The unamortized debt discount related to the Bridge Warrants and New Warrants as of March 31, 2014, was $11,146.  Interest expense related to the debt discount for the Bridge Warrants and New Warrants for the three months ended March 31, 2014 was $54,956.  The unamortized debt discount related to the PIK and Additional PIK reflected on the balance sheet as of March 31, 2014 was $13,436 and the interest expense related to the PIK and Additional PIK was $71,698 for the three months ended March 31, 2014.

 Second Amendment to Bridge Notes and Subordination and Intercreditor Agreements

 On March 7, 2014, the Company entered into a Second Amendment to Secured Promissory Notes (each, a “Second Amended Note,” and collectively, the “Second Amended Notes”) with all but one of the holders (each holder who agreed to such Second Amendment Notes, the “Amended Bridge Investors”).

 The Second Amended Notes amended the Bridge Notes to allow the holders the right to convert up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each Bridge Note outstanding as of the entry into the Second Amended Notes and only up to four (4) total conversions of not less than 25% each); the Additional PIK; and all accrued and unpaid interest under each Bridge Note (collectively, the “Conversion Amount”) into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into being issued in aggregate pursuant to such Second Amended Notes without shareholder approval for such transaction as required by the NYSE MKT rules.  Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

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

Additionally, each Amended Bridge Investor entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the Bridge Notes until full repayment of certain senior notes. The Subordination and Intercreditor Agreements also prohibit the Company from repaying the Bridge Notes until certain senior notes have been paid in full, except that we are allowed to repay the Bridge Notes from net proceeds received from the sale of common or preferred stock (i) in calendar year 2014 if such net proceeds received in such calendar year exceeds $35,000,000, (ii) in calendar year 2015 if such net proceeds received in such calendar year exceeds $50,000,000, and (iii) in calendar year 2016 if such net proceeds actually received in such calendar year exceeds $50,000,000.

Prior to the Bridge Note Investors’ entry into the Amended Notes, Mr. Ingriselli and Mr. Moore transferred their Bridge Notes to non-affiliates of the Company and as such, as of the date of the Second Amended Notes, such officers no longer held any Bridge Notes or rights thereunder.

The Company concluded that the Note Purchase Amendment described above constituted a debt extinguishment rather than a debt modification because a significant conversion feature was added to the terms of the note.  As a result, the Company recorded a loss on debt extinguishment of $763,310 in the first quarter of 2014. Accordingly, a debt premium was recorded for the increase in fair value over the carrying value of the notes payable of $504,018 as of March 31, 2014.

In connection with the Note Purchase Amendment, the convertible debenture was also analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that a beneficial conversion feature existed. The Company extinguised the unamortized portion of the debt discounts associated with the warrants and PIK of $110,903 and $148,389, respectively. The Company recorded $211,570 as a debt discount related to the beneficial conversion feature. The debt discount will be amortized over the term of the Second Amended Notes.

Related Party Financings

MIE Jurassic Energy Corporation

On February 14, 2013, the Company’s subsidiary, Pacific Energy Development Corp. (“PEDCO”) entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “Note”, the description of which Note below takes into account the amendments to such Note to date) with MIEJ, with an effective date of November 1, 2012. Under the Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million under the Note, with repaid amounts not being permitted to be re-borrowed. Amounts borrowed under the Note were used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset, Niobrara Asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ to Condor with respect to the Mississippian Asset acquisition and applied toward the Company’s purchase price of the Mississippian Asset. When drawn, principal borrowed under the Note carries an interest rate of 10.0% per annum. Principal and accrued interest under the Note is due and payable within ten (10) business days of August 31, 2014. The Note may be prepaid in full by PEDCO without penalty, and is secured by all of PEDCO’s ownership and working interests in the FFT2H, Logan 2H, Waves 1H, State 16-7-60 1H and Wickstrom 18-2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such wells, and PEDCO’s ownership and working interests in each future well drilled and completed in the Niobrara Asset. The Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the Note on March 25, 2013, for a total current principal amount outstanding under the Note of $6.17 million as of March 31, 2014. There is currently approximately $330,000 available for future borrowing by PEDCO under the Note. Further, the Company owes $737,916 in accrued interest at March 31, 2014 under the Note.

NOTE 10 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the three months ended March 31, 2014 and 2013.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Deferred income tax assets as of March 31, 2014 and December 31, 2013 are as follows:

	As of March 31, 2014	As of December 31, 2013
Deferred Tax Assets (Liabilities)
Difference in depreciation, depletion and capitalization methods-oil and natural gas properties	$587,469	$562,342
Net operating losses	5,191,889	4,131,374
Impairment – oil and natural gas properties	(1,124,097)	(1,122,953)
Other	(41,949)	(33,885)
Total noncurrent deferred tax asset	4,613,312	3,536,878

Less: valuation allowance	(4,613,312)	(3,536,878)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at March 31, 2014. The net change in the total valuation allowance for the three months ended March 31, 2014 was an increase of $1,076,434.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2014, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through March 31, 2014.

As of March 31, 2014, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $11,057,598  for federal and state tax purposes, respectively. If not utilized, these losses will begin to expire beginning in 2031 for both federal and state purposes.

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

Due to the impact of temporary and permanent differences between the book and tax calculations of net loss, the Company experiences an effective tax rate above the federal statutory rate of 34%.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014 for its corporate office space located in Danville, California. The obligation under this lease as of March 31, 2014 is $17,060.

Expired Leases in Oil & Gas Properties

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the Wattenberg Asset, 340 net acres are due to expire in the nine months remaining in 2014 (340 net acres did expire during the three months ended March 31, 2014), 5,829 net acres expire in 2015, 2,272 net acres expire in 2016 and 225 net acres expire thereafter, (net to our direct ownership interest only). In the Niobrara Asset, 45 net acres are due to expire in 2014 (no net acres expired during the three months ended March 31, 2014), 423 net acres expire in 2015, 453 net acres expire in 2016 and 589 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through an active program of drilling and completing producing wells. Where the Company is not able to drill a well before lease expiration, the Company may seek to extend leases where able. In addition, all of our net acres in the Mississippian asset will expire in 2014 if we do not drill at least three (3) long horizontal wells in the asset by December 29, 2014.  If our extension options expire and we have to renew such leases on new terms, we could incur significant cost increases, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire.

Drilling Commitments

The Mississippian Asset is structured as a primary term assignment by the seller to PEDCO MSL of the leasehold interests which expires on December 29, 2014. If PEDCO MSL drills at least three (3) horizontal wells on these leasehold interests during this primary term, then PEDCO MSL has the option, in its sole discretion, to extend the primary term with respect to some or all of the leases subject to the assignment for an additional one (1) year period upon payment to the seller of an additional $200 per net acre covered by the leases upon which the option is exercised. If PEDCO MSL completes a commercially producing well during the primary or extended terms, then the seller shall assign such leases to PEDCO MSL for as long as the wells produce in paying quantities, with each horizontal well of at least 4,000 feet in length holding 320 acres covered by the leases, each short horizontal well with a length of between less than 4,000 feet and at least 2,000 feet in length holding 160 acres, and each vertical well holding 10 acres. The seller shall retain an overriding royalty interest equal to the positive difference, if any, obtained by subtracting existing leasehold burdens from 22.5% before payout and 25% after payout (reduced to the extent the seller assigns less than a 100% working interest to PEDCO MSL). For purposes of the Mississippian agreement, “payout” is defined as such time, on a well by well basis, when a well has sold the following specified barrels of oil equivalent (“BOE”), (utilizing a conversion factor for gas sales of 8 thousand cubic feet (Mcf) per 1 barrel of oil): for a vertical well, ten thousand (10,000) BOE; for a short horizontal well: twenty-five thousand (25,000) BOE; and for a horizontal well: fifty thousand (50,000) BOE.

Other Commitments

The Company is not aware of any pending or threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last ten years.

As part of its regular operations, the Company may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters. Although the Company can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on the Company’s financial condition or results of operations.

 NOTE 12 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At March 31, 2014, the Company was authorized to issue 100,000,000 shares of its Series A preferred stock with a par value of $0.001 per share.

At March 31, 2014, there were -0- shares of the Company’s Series A preferred stock outstanding.

COMMON STOCK

At March 31, 2014, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the three months ended March 31, 2014, the Company issued shares of common stock or restricted common stock as follows:

On March 5, 2014, the Company granted 40,000 shares of its restricted common stock with a fair value of $100,000 to an employee pursuant to the Company’s 2012 Equity Incentive Plan.  25% of the shares vest on the twelve month anniversary of February 5, 2014 (the “Vesting Commencement Date”), 15% vest eighteen months after the Vesting Commencement Date, 15% vest two years after the Vesting Commencement Date, 15% vest two and one-half years after the Vesting Commencement Date, 15% vest three years after the Vesting Commencement Date, and the balance of 15% three and one-half years following the Vesting Commencement Date, all contingent upon the recipient’s continued service with the Company.

Stock compensation expense recorded related to restricted stock during the three months ended March 31, 2014 was $1,015,343.

On March 7, 2014, the Company closed an underwritten offering of an aggregate of 3,438,500 shares of common stock at $2.15 per share. The Company received gross proceeds of $7,392,775 before deducting underwriting discounts and offering expenses as a result of the offering. The Company expects to use the net proceeds of approximately $6,581,000 from the offering to fund drilling operations, for working capital and other general corporate purposes.

On March 7, 2014, PEDCO MSL and South Texas Reservoir Alliance LLC (“STXRA”) entered into a letter agreement providing for $405,777 of cash consideration owed to STXRA for consulting services provided by STXRA to PEDCO MSL to be satisfied through the issuance to STXRA of 190,000 shares of restricted common stock of the Company valued at $444,600 on the grant date, subject to the NYSE MKT’s approval of the additional listing of such shares. These shares were issued on March 24, 2014 and resulted in a loss on settlement of payables of $38,823.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of March 31, 2014, 3,424 shares of common stock granted under the 2003 Stock Option Plan and 2009 Stock Incentive Plan approved when the Company was known as Blast Energy Services, Inc. (“Blast”) remain outstanding and exercisable. No options were issued under these plans in 2013, or during the three months ended March 31, 2014.

 2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 2,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 1,270,752 shares have been issued as restricted stock, 184,500 shares are subject to issuance upon exercise of issued and outstanding options, and 544,748 remain available for future issuance as of March 31, 2014.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of March 31, 2014, options to purchase an aggregate of 405,804 shares of the Company’s common stock and 591,791 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

On March 5, 2014, the Company granted options to purchase 80,000 shares of Common Stock to an employee at an exercise price of $2.50 per share. 25% of the shares vest on the twelve month anniversary of February 5, 2014 (“Vesting Commencement Date”), 15% vest eighteen months of the Vesting Commencement Date, 15% vest two years of the Vesting Commencement Date, 15% vest two and one-half years of the Vesting Commencement Date, 15% vest three years of the Vesting Commencement Date, and the balance of 15% three and one-half years following the Vesting Commencement Date, all contingent upon the recipient’s continued service with the Company. The fair value of the options on the date of grant, using the Black-Scholes model, is $126,086. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.54%, (2) expected term of 4.4 years, (3) expected volatility of 83%, and (4) zero expected dividends.

During the three months ended March 31, 2014, the Company recognized stock option based compensation expense of $44,406. The remaining amount of unamortized stock options expense at March 31, 2014 was $227,640.

The intrinsic value of outstanding and exercisable options at March 31, 2014 was $2,016,600 and $1,847,526, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2013 was $2,178,812 and $1,983,579, respectively.

Option activity during the three months ended March 31, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2014	1,404,724	$0.80	8.09
Granted	80,000	2.50
Exercised	(25,000)	0.24
Forfeited and cancelled	-

Outstanding at March 31, 2014	1,459,724	$0.90	7.69

Exercisable at March 31, 2014	1,201,944	$0.67	8.01

Warrants

Rescission of Warrants

The Company had previously issued into escrow to Yao Hang Finance (Hong Kong) Limited 6,666,667 shares of common stock and three year warrants exercisable on a cash basis for (i) an aggregate of 666,667 shares of common stock at $3.75 per share, (ii) an aggregate of 666,667 shares of common stock at $4.50 per share, and (iii) an aggregate of 666,667 shares of common stock at $5.25 per share in consideration for $20 million. Yao Hang Finance (Hong Kong) Limited  paid $10 million in cash on August 12, 2013, and entered into a common stock and Warrant Subscription Agreement (the “Subscription Agreement”), First Amendment to Common Stock and Warrant Subscription Agreement (the “Amendment”), and full-recourse promissory note (the “Note”), which Amendment and Note required that it pay the balance of $10 million in cash no later than December 1, 2013, with 3,333,333 of the shares of common stock issued to Yao Hang Finance (Hong Kong) Limited  in the Private Placement (the “Escrowed Shares”), as well as warrants exercisable for (i) an aggregate of 333,333 shares of common stock at $3.75 per share, (ii) an aggregate of 333,333 shares of common stock at $4.50 per share, and (iii) an aggregate of 333,333 shares of common stock at $5.25 per share (collectively (i), (ii) and (iii), the “Escrowed Warrants”), being held in escrow by the Company pending Yao Hang Finance (Hong Kong) Limited ’s payment in full of the $10 million due under the Note.

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

Issuance of Warrants

On March 7, 2014, upon the closing of the Note Purchase Agreement as discussed in Note 4 above, the Company granted Casimir Capital LP warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.50 per share (the closing sales price of our common stock on the date immediately prior to the closing date of the Note Purchase Agreement), which warrants have cashless exercise rights and a term of five years (the “Casimir Warrants”). The fair value of these warrants using the Black-Scholes model, is $1,519,602 and were recorded as a debt discount and will be amortized over the term of the financing facility. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.65%, (2) expected term of 5 years, (3) expected volatility of 83%, and (4) zero expected dividends.

The intrinsic value of outstanding as well as exercisable warrants at March 31, 2014 and December 31, 2013 was $-0- and $125,335, respectively.

Warrant activity during the three months ended March 31, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2014	3,053,370	$4.12	2.49
Granted	1,000,000	2.50
Exercised	(62,980)	0.27
Forfeited and canceled	(1,003,686)	4.48

Outstanding at March 31, 2014	2,986,704	$3.54	2.99

Exercisable at March 31, 2014	2,986,704	$3.54	2.99

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

Note Payable – MIEJ. On July 9, 2013, the Company and MIEJ agreed to amend the Secured Subordinated Promissory Note (the “Original PEDCO-MIEJ Note”) previously entered into on March 25, 2013 by the Company’s wholly-owned Nevada subsidiary, Pacific Energy Development Corp. (“PEDCO”) and MIEJ, to extend the maturity date from December 31, 2013 to August 31, 2014, and to remove the maturity trigger upon the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company.  The Amended and Restated Secured Subordinated Promissory Note (the “Amended Note”), dated July 9, 2013, amends and restates the Original PEDCO-MIEJ Note.  Under the Amended Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million outstanding principal under the Note, with repaid amounts not being permitted to be re-borrowed.  Amounts borrowed under the Amended Note may be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara asset located in Weld and Morgan Counties, Colorado (the “Niobrara Asset”).  When drawn, principal borrowed under the Amended Note carries an interest rate of 10.0% per annum.  Principal and accrued interest under the Amended Note are due and payable within ten (10) business days of August 31, 2014 (previously the due date was December 31, 2013 or the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company).  The Amended Note may be prepaid in full by the Company without penalty, and is secured by all of PEDCO’s ownership and working interest in the FFT2H, Waves 1H, and Logan 2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interest in each future well drilled and completed in the Niobrara Asset.  Amounts borrowed under the Note may only be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset, Niobrara Asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ with respect to the terminated Mississippian Asset acquisition agreement by Condor and applied toward the Company’s purchase price of the Mississippian Asset. On March 7, 2014, the Company repaid this $432,433 due in full.

The Original PEDCO-MIEJ Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the Original PEDCO-MIEJ Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the Original PEDCO-MIEJ Note on March 25, 2013, for a total current principal amount outstanding under the Amended Note of $6.17 million as of March 31, 2014. There is currently approximately $330,000 available for future borrowing by PEDCO under the Amended Note. Further, the Company owes $737,916 in accrued interest at March 31, 2014 under the Amended Note.

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

Mr. Ingriselli and Mr. Moore transferred their Bridge Notes to non-affiliates of the Company prior to the further amendment of such Bridge Notes in March 2014, and as such, such officers no longer hold any Bridge Notes or related rights.  See Note 9.

Accounts Payable – Condor. Accruals for drilling costs due to Condor as a working interest owner and revenue receivable due from Condor as a working interest owner represent capital expenditures, lease operating expenses and revenues allocable to the Company for its various working interests in the wells from 12.60% to 18.75% and its net revenue interest varies from 10.01% to 15.00%. At March 31, 2014, Condor owes the Company $62,616 from production sales related to the Company’s net revenue interest in the Niobrara Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet. At March 31, 2014, the Company owes Condor $21,761 from production related expenses and $1,855,815 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. Related to the February 22, 2013 Agreement for Purchase of Term Assignment (the “Purchase Agreement”) between PEDCO MSL and Berexco for the acquisition of the Mississippian Asset and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117, the $864,866 initial deposit due from PEDCO MSL to Berexco were funds which were initially held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. In February 2013, MIEJ elected not to participate in the Mississippian Asset acquisition transaction through Condor, the seller and PEDCO MSL agreed to restructure the Mississippian Asset acquisition transaction to provide for PEDCO MSL to be the sole buyer and apply the performance deposit previously paid toward the purchase price due from us in the restructured transaction, and PEDCO MSL was obligated to refund to Condor the amount of $432,433 representing the 50% of the deposit paid by MIEJ to Condor, which amount was repaid on March 7, 2014. As of December 31, 2013, the $432,433 is reflected in accounts payable - related party in the accompanying balance sheet.

During the three months ended March 31, 2014, the Company charged $167,984 in expenses related to a management services agreement with Condor. This management fee represents an amount agreed upon between MIEJ and the Company as being reflective of the approximate amount of time and resources the Company personnel dedicates to Condor-related matters on a monthly basis. Prior to November 1, 2012, the Company charged a monthly management fee of $28,250 to Condor. On November 1, 2012, the Company began charging a monthly management fee of $40,300. Condor paid a monthly management fee of $54,885 through 2013 based on the agreed upon 2013 budget, which was further revised during the period ended March 31, 2014 to $55,755 per month. As of March 31, 2014, the Company had accrued $243,115 in amounts due from Condor under the agreement.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management and hedging activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	estimated future reserves and the present value of such reserves; and
●	plans, objectives, expectations and intentions contained in this Report that are not historical.

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 31 of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014.

Our Business

PEDEVCO Corp. (the “Company”, “PEDEVCO”, “we” and “us”) is an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the United States, and a secondary focus on conventional oil and natural gas plays.  Our current operations are located primarily in the Wattenberg and Niobrara Shale plays in the Denver-Julesburg Basin (the “DJ Basin”) in Weld and Morgan Counties, Colorado, and the Mississippian Lime play in Comanche, Harper, Barber and Kiowa Counties, Kansas.  In March 2014, we expanded our DJ Basin position into the Wattenberg and Wattenberg Extension through the acquisition of additional oil and gas working interests from Continental Resources, Inc. (“Continental”), which includes approximately 14,000 net operated acres and interests in 40 wells located in Weld and Morgan Counties, Colorado, which we refer to as the “Wattenberg Asset.”  We also hold an interest in the North Sugar Valley Field in Matagorda County, Texas, though we consider this a non-core asset.   We have entered into agreements to acquire an approximately 34% indirect interest (of which we are required to assign 50% of such interest, or 17%, to RJ Resources Corp. (“RJ Corp.”), as discussed below) in a company holding an exploration agreement covering an approximate 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan, which we plan to close upon receipt of required approvals from the Kazakhstan government, anticipated to be received no later than the third quarter of 2014, as described in greater detail below in “Recent Developments” – “Kazakhstan Acquisition”.

We have approximately 16,379 net acres of oil and gas properties in the DJ Basin, including 13,995 net acres in our recently acquired Wattenberg Asset, and 2,384 net acres of oil and gas properties in our Niobrara Asset. Our wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), holds our Wattenberg Asset with interests in 40 wells, 11 of which are operated by Red Hawk, 14 are non-operated, and Red Hawk has an after-payout interest in 15, with a two week average production from the 11 operated wells since their acquisition on March 7, 2014 of approximately 434 gross barrels of oil equivalent per day (BOE/D), which does not include production from two of the wells which are currently undergoing repair.  We estimate that once we bring these two wells back on production, the production from the 11 operated wells will be 504 gross BOE/D.  We have not yet received enough information in regards to the 14 non-operated wells to estimate their current production.  On April 2, 2014, Red Hawk also elected to participate to its full working interest percentage of 12.5% in each of three new long horizontal wells located in the Wattenberg area of the DJ Basin in Weld County, Colorado, that were drilled in January 2014 and completed by a third party operator in April 2014, with 24-hour peak production rates for these three wells, as estimated by us based on information received from the operator, of (i) 529.2 BOE/D (459 Bbl of oil and 421 Mcf/d of gas), (ii) 556.2 BOE/D (458.7 Bbl of oil and 585 Mcf/d of gas), and (iii) 542.6 BOE/D (459.2 Bbl of oil and 500 Mcf/d of gas), respectively.    In March 2014, we also elected to participate to our full working interest percentage of 0.45% in a fourth long horizontal well located in the Wattenberg area of the DJ Basin in Weld County, Colorado, that was spud by Bonanza Creek in May 2011 and is currently producing.  With these additional interests in four new non-operated wells, Red Hawk currently has interests in 11 operated and 18 non-operated wells, with an after pay-out interest in an additional 15 wells, in its Wattenberg Asset.

We plan to drill, and to participate in the drilling of, approximately 16 total wells (equivalent to 6 net wells to us) during 2014, with 11 of those wells (equivalent to 4 net wells to us) being drilled in the Wattenberg Asset and 2 wells (equivalent to 0.4 net wells to us) in our Niobrara Asset in 2014, including both operated and non-operated wells. Both the Wattenberg and Niobrara Assets are located in the DJ Basin and substantially in Weld County, Colorado.

In preparation for our drilling program this year and in subsequent years, we recently filed spacing and pooling applications with the Colorado Oil and Gas Conservation Commission for sixteen of our newly acquired sections of acreage, we are currently performing title work, and we plan on filing applications for over 90 drilling permits over the next 30 days. These applications are expected to be finalized in June at which time we will be able to specifically identify well locations and our corresponding expected working interest in those wells.

Condor Energy Technology LLC (“Condor”), in which we own a 20% interest and manage with an affiliate of MIE Holdings Corporation (described in greater detail below under “Strategic Alliances” – “MIE Holdings”), operates our Niobrara Asset, including five wells in the Niobrara Asset with daily production in the month of March 2014 of approximately 258 BOE (67 BOE net). We believe our current Wattenberg Asset could contain approximately a gross total of 1,256 gross (175 net) drilling locations, and our Niobrara Asset could contain a gross total of 212 gross (81 net) drilling locations, for a combined total of 1,468 gross (256 net) possible drilling locations in the DJ Basin, based on 40 and 80 acre spacing.

 We have approximately 7,006 gross (3,443 net acres) of oil and gas properties in the Mississippian Lime play, which we own an indirect 49% working interest in and operate (the “Mississippian Asset”). We believe the Mississippian Asset could contain a total of 42 gross (21 net) drilling locations, based on 160 acre spacing.

 We have also announced the entry into Kazakhstan through an agreement whereby we plan to acquire an approximate 34% indirect interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity which holds a 100% operated working interest in a production license covering the contract area issued by the Republic of Kazakhstan that expires in 2034 in western Kazakhstan (the “Contract Area”), from Asia Sixth Energy Resources Limited (“Asia Sixth”), which Contract Area covers 380,000 acres within the North Block located in the Pre-Caspian Basin.  Under the agreement, we plan to acquire an interest in Aral through the acquisition of a 51% interest in Asia Sixth, by way of subscription of shares of Asia Sixth, which in turn currently holds a 60% controlling interest in Aral.  Asia Sixth’s interest in Aral is scheduled to increase to 66.5% following the completion of certain transactions to occur between Asia Sixth and Asia Sixth’s partner in Aral that currently holds the remaining 40% interest in Aral (the “Aral Transactions”).  Upon closing and completion of the Aral Transactions, Aral will be owned 66.5% by Asia Sixth.  We have also entered into an agreement with our strategic partner, RJ Corp., pursuant to which we have agreed, at the option of RJ Corp., to either (a) provide for the issuance of the share certificate representing the shares of capital stock due from Asia Sixth representing 51% of the total issued and outstanding share capital of Asia Sixth which we have the right to purchase from Asia Sixth, to a Delaware limited liability company to be formed by us (such company, the “Nominee”) and to convey to RJ Corp. fifty percent (50%) of the limited liability company interests issued by the Nominee or (b) provide for fifty percent (50%) of such Asia Sixth shares to be issued directly to RJ Corp. or its designee.  Upon the closing and completion of these contemplated transactions, the Company, through its ownership in Asia Sixth, will own an approximate 17% beneficial interest in Aral.

The Company uses the equity method to account for both its 20% ownership in Condor, which owns and operates oil and gas properties in our Niobrara Asset, and (through December 30, 2013) its 50% ownership in White Hawk, which owns non-operated oil and gas properties in our Eagle Ford core asset.  These equity investments are listed as a line item on our balance sheet but no revenue or production data is given in accordance with U.S. generally accepted accounting principles (“GAAP”) reporting requirements.

We believe that the Wattenberg, Niobrara and Mississippian Shale plays represent among the most promising unconventional oil and natural gas plays in the U.S. We plan to continue to seek additional acreage proximate to our currently held core acreage. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the period from January 2014 to December 2014 will be focused on the acquisition, development and expansion of these assets.

Strategic Alliances

RJ Corp.

On March 7, 2014, in connection with our acquisition of the Wattenberg Asset, we entered into a $50 million 3-year term debt facility with various investors including RJ Credit LLC, a subsidiary of a New York-based investment management group with more than $1.3 billion in assets under management specializing in resource investments.  As part of the transaction, RJ Corp. (an affiliate of RJ Credit LLC) acquired (i) an equal 13,995 net acre position in the assets acquired from Continental, (ii) right to 50% of our pending interest in the Kazakhstan asset, and (iii) 50% of our ownership interest in (a) Pacific Energy Development MSL, LLC, which holds our Mississippian Asset, thereby making RJ Corp. a 50% working interest partner with us in the development of our Mississippian Asset, and (b) the Kazakhstan Asset which we are in the process of acquiring, allowing us to undertake a more aggressive drilling and development program in 2014 and beyond.

MIE Holdings

Through the relationships developed by our founder and Chief Executive Officer, Frank Ingriselli, we formed a strategic relationship with MIE Holdings Corporation (Hong Kong Stock Exchange code: 1555.HK), one of the largest independent upstream onshore oil companies in China, which we refer to as MIE Holdings, to assist us with our plans to develop unconventional shale properties and explore acquisition opportunities in Asia. According to information provided by MIE Holdings, MIE Holdings has drilled and currently operates over 2,000 oil wells in China and Kazakhstan and brings extensive drilling and completion experience and expertise, as well as a strong geological team. MIE Holdings has also been a significant investor in our operations, and as discussed below, our Niobrara Asset is held all or in part by Condor Energy Technology LLC, which we refer to as Condor, which is a Nevada limited liability company owned 20% by us and 80% by an affiliate of MIE Holdings.

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

MIE Holdings has been a valuable partner providing us necessary capital in the early stages of our development. It purchased 1,333,334 shares of our Series A preferred stock, which were automatically converted into 1,333,334 shares of our common stock in January 2013, and acquired an 80% interest in Condor for total consideration of $3 million, and as of March 31, 2014, has loaned us $6.17 million through a short-term note to fund operations and development of the Niobrara Asset and $432,433 toward the acquisition of the Mississippian asset, which $432,433 we repaid in March 2014.

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

Wattenberg Asset

 On March 7, 2014, through our wholly-owned subsidiary Red Hawk, we completed the acquisition of 13,995 net acres of oil and gas properties covering approximately 178  sections, and interests in 40 wells located in the DJ Basin, Colorado, from Continental for approximately $28.5 million in cash, and the assumption of approximately $845,000 of suspense accounts payable to royalty owners, mineral owners and other persons with an interest in production associated with the assets acquired, pertaining to oil and gas produced, which Continental had not paid as of closing.  This acreage, which we refer to as the Wattenberg Asset, is located in the Wattenberg and Wattenberg Extension Areas of the DJ Basin in Weld and Morgan Counties, Colorado.  Of these 40 wells acquired from Continental, 11 are operated by Red Hawk, 14 are non-operated, and we will have an after-payout interest in 15.  All of Continental’s leases and related rights, oil and gas and other wells, equipment, easements, contract rights, and production effective as of the December 1, 2013 effective date of the agreement were included in the purchase.

 In order to finance the acquisition of the Wattenberg Asset, and provide us with sufficient capital to immediately commence a meaningful development program covering this new acreage, we entered into a 3-year term debt facility with RJ Corp. as described above under “RJ Corp.”.

 On April 2, 2014, Red Hawk also elected to participate to its full working interest percentage of 12.5% in each of three new long horizontal wells located in the Wattenberg area of the DJ Basin in Weld County, Colorado, that were drilled in January 2014 and completed by a third party operator in April 2014, with 24-hour peak production rates for these three wells, as estimated by us based on information received from the operator, of (i) 529.2 BOE/D (459 Bbl of oil and 421 thousand cubic feet per day (Mcf/d) of gas), (ii) 556.2 BOE/D (458.7 Bbl of oil and 585 Mcf/d of gas), and (iii) 542.6 BOE/D (459.2 Bbl of oil and 500 Mcf/d of gas), respectively.    In March 2014, we also elected to participate to our full working interest percentage of 0.45% in a fourth long horizontal well located in the Wattenberg area of the DJ Basin in Weld County, Colorado, that was spud by Bonanza Creek in May 2011 and is currently producing.  With these additional interests in four new non-operated wells, Red Hawk currently has interests in 11 operated and 18 non-operated wells, with an after pay-out interest in an additional 15 wells, in its Wattenberg Asset.

We plan to drill, and to participate in the drilling of, approximately 16 total wells (equivalent to 6 net wells to us) during 2014, with 11 of those wells (equivalent to 4 net wells to us) being drilled in the Wattenberg Asset and 2 wells (equivalent to 0.4 net wells to us) in our Niobrara Asset in 2014, including both operated and non-operated wells. Both the Wattenberg and Niobrara Assets are located in the DJ Basin and substantially in Weld County, Colorado. We plan to utilize the $15.5 million drilling facility agreed to be provided by RJ Credit LLC, draw downs under which are subject to certain prerequisites, requirements and conditions (described in greater detail below under “Recent Developments” – “Note Purchase Agreement and Sale of Secured Promissory Notes”), cash on hand, proceeds from future equity offerings, internally generated cash flow, and future debt financings to aggressively develop these assets.

In preparation for our drilling program this year and in subsequent years, we recently filed spacing and pooling applications with the Colorado Oil and Gas Conservation Commission for sixteen of our newly acquired sections of acreage, we are currently performing title work, and we plan on filing applications for over 90 drilling permits over the next 30 days. These applications are expected to be finalized in June at which time we will be able to specifically identify well locations and our corresponding expected working interest in those wells.

Niobrara Asset

As of March 31, 2014, we held 2,384 net acres in oil and natural gas properties covering approximately 9,067 gross acres that are located in Morgan and Weld Counties, Colorado that include the Niobrara formation, which we refer to as the Niobrara Asset. We hold 972 of our Niobrara leased acreage directly, and hold the remaining 1,412 acres through our ownership in Condor, which holds 7,058 acres in the leased acreage in the Niobrara Asset.

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

During 2012, Condor completed drilling the initial horizontal well on the Niobrara asset, the FFT2H, in April 2012, reaching a total combined vertical and horizontal depth of 11,307 feet. Halliburton performed a 20-stage frac of the well in mid-June 2012, with the well completed in July 2012 with an initial production rate of 437 BOE/D from the Niobrara formation. Condor completed drilling its second horizontal well on the Niobrara Asset, the Waves 1H, in November 2012, drilling to 11,114 feet measured depth (6,200 true vertical foot depth) in eight days. The 4,339 foot lateral section was completed in 18 stages by Halliburton in February 2013, and the well tested at an initial production rate of 528 Bbl of oil per day and 360 Mcf /d (588 BOE/D) from the Niobrara “B” Bench target zone. Condor also completed drilling its third horizontal well on the Niobrara Asset, the Logan 2H, in December 2012 to 12,911 feet measured depth (6,112 true vertical depth) in nine days. The 6,350 foot lateral section was completed in 25 stages by Halliburton in January 2013, and tested at an initial production rate of 522 Bbl of oil per day and 360 Mcf/d (585 BOE/D) from the Niobrara “B” Bench target zone.

During 2013, Condor completed drilling its fourth horizontal well on the Niobrara Asset, the State 16-7-60 1H well, in July 2013, reaching a total vertical depth of approximately 6,260 feet and total measured depth of approximately 10,630 feet. The well tested at an initial production rate of 480 Bbl of oil per day and 360 Mcf/d of gas (540 BOE/D), during a 4-hour test of the Niobrara “B” Bench target zone. Following removal of a down hole sand screen which was restricting flow, the well reached a peak production rate of 972 Bbl of oil per day and 800 Mcf/d of gas (1,105 BOE/D), during a 4-hour test from the Niobrara “B” Bench target zone. Condor also completed drilling its fifth horizontal well, the Wickstrom 18-2H well, located in Morgan County, Colorado, in August 2013 reaching a total vertical depth of approximately 6,125 feet and total measured depth of approximately 14,706 feet. The well tested an initial production rate of 414 Bbl of oil per day and 408 Mcf/d of gas (482 BOE/D), during a 4-hour test from the Niobrara “B” Bench target zone. The well was tested using a limited rate flowback technique to reduce frac sand entry into the well bore and test the concept of EUR increases through lower drawdown similar to the practice employed in the Eagle Ford Shale, resulting in an initial production rate at 80% of its anticipated full production potential.

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

Effective March 7, 2014, pursuant to a Membership Interest Purchase Agreement (the “Membership Purchase Agreement”) entered into by and between Pacific Energy Development Corp. (“PEDCO”) and RJ Corp., PEDCO agreed to sell 50% of PEDCO MSL Merger Sub LLC, LLC, a Nevada limited liability company (“MSL Merger Sub”), which was wholly-owned by PEDCO immediately prior to the transactions contemplated by the Membership Purchase Agreement, to RJ Corp. The Membership Purchase Agreement contained customary representations, warranties, covenants and requirements for PEDCO to indemnify RJ Corp., subject to the terms and conditions of the Membership Purchase Agreement.  Immediately subsequent to the closing of the transactions contemplated by the Membership Purchase Agreement, PEDCO’s wholly-owned subsidiary, Pacific Energy Development MSL, LLC (“PEDCO MSL”) and MSL Merger Sub, entered into an Agreement and Plan of Merger (the “Plan of Merger”), pursuant to which PEDCO MSL merged with and into MSL Merger Sub, with MSL Merger Sub being the surviving entity in the merger, and concurrently therewith effecting a name change to Pacific Energy Development MSL, LLC, which was effected pursuant to the filing of Articles of Merger with the Secretary of State of Nevada and effective March 10, 2014.  The effective result of the Membership Purchase Agreement and Plan of Merger is that RJ Corp. now owns 50% of PEDCO MSL.  As a result of the transactions effected by the Membership Purchase Agreement and Plan of Merger, RJ Corp. acquired effective ownership of 50% of the Mississippian Asset, with the Company now owning an indirect 49% working interest in the Mississippian Asset covering an aggregate of approximately 7,006 gross (3,443 net) acres.

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

On March 7, 2014, we paid the Final Purchase Price, closed the Purchase Agreement and acquired the Wattenberg Asset (representing an adjusted total of 27,990 net acres at closing).  Immediately upon closing, we transferred 50% of the Wattenberg Asset to RJ Corp. as additional consideration for agreeing to provide the debt financing required to acquire the Wattenberg Asset, and to provide the $15.5 million drilling facility for development of the Wattenberg Asset in 2014 and going forward, as described in greater detail below under “Recent Developments” – “Note Purchase Agreement and Sale of Secured Promissory Notes”.

On April 2, 2014, Red Hawk also elected to participate to its full working interest percentage of 12.5% in each of three new long horizontal wells located in the Wattenberg area of the DJ Basin in Weld County, Colorado, that were drilled in January 2014 and completed by a third party operator in April 2014, with 24-hour peak production rates for these three wells, as estimated by us based on information received from the operator, of (i) 529.2 BOE/D (459 Bbl of oil and 421 thousand cubic feet per day (Mcf/d) of gas), (ii) 556.2 BOE/D (458.7 Bbl of oil and 585 Mcf/d of gas), and (iii) 542.6 BOE/D (459.2 Bbl of oil and 500 Mcf/d of gas), respectively.    In March 2014, we also elected to participate to our full working interest percentage of 0.45% in a fourth long horizontal well located in the Wattenberg area of the DJ Basin in Weld County, Colorado, that was spud by Bonanza Creek in May 2011 and is currently producing.  With these additional interests in four new non-operated wells, Red Hawk currently has interests in 11 operated and 18 non-operated wells, with an after pay-out interest in an additional 15 wells, in its Wattenberg Asset.

Eagle Ford Asset Sale

On March 29, 2012, we acquired Excellong E&P-2, Inc., a Texas corporation for a total purchase price of $3.75 million. Excellong E&P-2’s sole asset was an approximately 8% working interest in certain oil and gas leases covering approximately 1,650 net acres in the Leighton Field located in McMullen County, Texas, which produces oil and natural gas from the Eagle Ford shale formation. We subsequently transferred these assets to White Hawk Petroleum, LLC (“White Hawk”), which was 50% owned by us and 50% owned by MIE Jurassic Energy Corporation, a subsidiary of MIE Holdings, or MIEJ.

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

Pursuant to the Underwriting Agreement entered into on March 4, 2014, in connection with the March 2014 Offering, (a) directors and executive officers of the Company entered into agreements providing for a 90-day “lock-up” period with respect to sales of specified securities, subject to certain exceptions; and (b) the Company agreed, without the prior written consent of the underwriters, to not offer or sell any shares of the Company’s common stock for 90 days, subject to certain exceptions including (i) pursuant to Options (defined below) or restricted stock grants issued to employees or directors of, or consultants or advisors to, the Company or any of its subsidiaries pursuant to a plan, agreement or arrangement approved by the Board of Directors; (ii) upon exercise or conversion of (x) any Options or Convertible Securities (defined below) which are outstanding on the day immediately preceding the date of the Underwriting Agreement was entered into, provided that such Options or Convertible Securities have not been amended since the date of such Underwriting Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities (except as a result of anti-dilution provisions therein); or (y) any outstanding debt obligations of the Company which are amended subsequent to the date of the Underwriting Agreement to provide such holders the right to convert the outstanding principal and interest due thereunder into shares of the Company’s common stock, provided that the conversion price of such security totals no more than a 20% discount to the closing sales price of the common stock (except as a result of anti-dilution provisions therein); (iii) directly to a counterparty, its affiliates or their respective stockholders in connection with any bona fide acquisitions, mergers, asset acquisitions and similar transactions approved by the Board of Directors the primary purpose of which is not to raise equity capital; (iv) in connection with transactions with lenders, customers, vendors or other commercial or strategic partners, the terms of which are approved by the Board of Directors, in each case, the primary purpose of which is not to raise equity capital; (v) pursuant to the Underwriting Agreement; (vi) up to 2,250,000 Options issued to a lender and placement agent in connection with a credit facility or debt arrangement entered into to finance the purchase price under that certain Purchase and Sale Agreement, dated January 21, 2014, entered into with Continental; and (vii) shares of common stock, preferred stock (including convertible preferred stock), and Options issued in a private placement transaction. “Options” means any rights, warrants or options to subscribe for or purchase shares of common stock or Convertible Securities.  “Convertible Securities” means any stock or securities (other than Options) convertible into or exercisable or exchangeable for shares of common stock.

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

We received $29,325,000 before expenses in connection with the sale of the Initial Notes after paying the Investors an original issue discount in connection with the sale of the Notes of $1,725,000 (5% of the balance of the Initial Notes); and an underwriting fee of $3,450,000 (10% of the balance of the Initial Notes). In connection with the Note Purchase, we also reimbursed approximately $189,850 of the legal fees and expenses of the Investors’ counsel, and paid the Casimir Note Closing Fee of $1,741,905, to Casimir Capital LP (“Casimir”), our investment banker in the transaction, as described and defined below, leaving a net of approximately $27,393,245 which was received by us on March 7, 2014.

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

As additional consideration for RJC providing the loan evidenced by its Initial Note and agreeing, subject to the terms of the Note Purchase, to provide the funding contemplated by the Subsequent Notes, we entered into and affected the following transactions in favor of RJC and its affiliate RJ Corp., on March 7, 2014 concurrent with the closing of the transactions contemplated by the Note Purchase:

●	A Purchase and Sale Agreement, by and between PEDCO, Red Hawk and RJ Corp. (the “Red Hawk Purchase”);

●	The Asia Sixth Purchase Agreement, by and between PEDCO and RJ Corp.; and

●	A Membership Interest Purchase Agreement, by and between PEDCO and RJ Corp.

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

Pursuant to the Asia Sixth Purchase, PEDCO agreed, at the option of RJ Corp., to either (a) provide for the issuance of the share certificate representing the shares of capital stock due from Asia Sixth Energy Resources Limited (“Asia Sixth”), representing 51% of the total issued and outstanding share capital of Asia Sixth (the “Subscription Shares”), which we have the right to purchase pursuant to the Shares Subscription Agreement dated September 11, 2013 (the “Shares Subscription Agreement”), to a Delaware limited liability company to be formed by PEDCO (such company, the “Nominee”) and to convey to RJ Corp. fifty percent (50%) of the limited liability company interests issued by the Nominee or (b) provide for fifty percent (50%) of such Subscription Shares to be issued directly to RJ Corp. or its designee.  Additionally, the Asia Sixth Purchase provides that if any part of the $10 million deposit previously paid by us in connection with the Shares Subscription Agreement is returned to us, 50% of any such returned funds will be paid to RJ Corp. The Asia Sixth Purchase contains customary representations, warranties, covenants and requirements for PEDCO to indemnify RJ Corp., subject to the terms and conditions of the Asia Sixth Purchase.

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

The amount outstanding under the Notes is secured by a first priority security interest in all of our and our subsidiaries, assets, property, real property, intellectual property, securities and proceeds therefrom, granted in favor of the Agent for the benefit of the Investors, pursuant to a Security Agreement and Patent Security Agreement, and described in greater detail therein. Additionally, the Agent, for the benefit of the Investors, was granted a mortgage and security interest in all of our and our subsidiaries real property as located in the state of Colorado (including those assets acquired pursuant to the Continental Acquisition) and the state of Texas pursuant to (i) Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreements filed in Weld County and Morgan County, Colorado; and (ii) a Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production filed in Matagorda County, Texas (collectively, the “Mortgages”).  Additionally, our obligations under the Notes, Note Purchase Agreement and related agreements were guaranteed by our direct and indirect subsidiaries, PEDCO, White Hawk, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC and Red Hawk pursuant to a Guaranty Agreement.

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

We previously engaged Casimir as our investment banker and non-exclusive placement agent in connection with among other things, the transactions contemplated by the Note Purchase, and in connection with the closing of the Note Purchase, we paid Casimir a fee of $1,741,905 (5% of the funding amount we received before expenses of $29,325,000) of the proceeds received in connection therewith (the “Casimir Note Closing Fee”).  Upon the closing of the Note Purchase, we were also obligated to grant to Casimir warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.50 per share (the closing sales price of our common stock on the date immediately prior to the closing date of the Note Purchase), which warrants were issued on March 24, 2014, and which warrants have cashless exercise rights and a term of five years (the “Casimir Warrants”). Additional deferred financing costs for the value of these warrants of $1,519,601 was recorded upon issuance.

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

Pursuant to the terms of our September 16, 2013, Shares Subscription Agreement which provides us rights to acquire an approximately 51% ownership in Asia Sixth, which holds an approximately 60% ownership interest in Aral, a Kazakhstan entity, which holds a 100% operated working interest in a production license issued by the Republic of Kazakhstan that expires in 2034 in western Kazakhstan, we were required to pay the Note proceeds to Asia Sixth in the event we received such proceeds, provided that if such proceeds were not received, the required amount of the Shares Subscription Agreement was to automatically be reduced from $20 million to $10 million (which $10 million deposit has previously been paid by us).  Consequently, the rescission of the Note has no net effect on us or our obligations under the Shares Subscription Agreement because (a) if such Note was paid in full we would have been required to pay such funds directly to Asia Sixth; and (b) the result of such funds not being paid only results in a decrease in the required deposit due to Asia Sixth.

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

Kazakhstan Acquisition

On September 16, 2013, we entered into a Shares Subscription Agreement to acquire an approximate 51% ownership in Asia Sixth, which holds an approximate 60% ownership interest in Aral.  Aral holds a 100% operated working interest in a production license issued by the Republic of Kazakhstan that expires in 2034 in western Kazakhstan (the “Contract Area”).  The Contract Area covers 380,000 acres within the North Block located in the Pre-Caspian Basin.  This basin is one of the largest currently producing basins in Kazakhstan.

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

On March 7, 2014, the Company and RJ Corp. entered into the Asia Sixth Purchase Agreement (the “Asia Sixth Agreement”), pursuant to which we agreed, at the option of RJ Corp., to either (a) provide for the issuance of the share certificate representing the shares of capital stock due from Asia Sixth representing 51% of the total issued and outstanding share capital of Asia Sixth (the “Subscription Shares”), which we have the right to purchase pursuant to the Shares Subscription Agreement, to a Delaware limited liability company to be formed by us (such company, the “Nominee”) and to convey to RJ Corp. fifty percent (50%) of the limited liability company interests issued by the Nominee or (b) provide for fifty percent (50%) of such Subscription Shares to be issued directly to RJ Corp. or its designee.

Upon closing and completion of the transactions contemplated by the Shares Subscription Agreement and Asia Sixth Agreement, we, through our approximate 26% ownership in Asia Sixth, will own an approximate 17% beneficial interest in Aral. The closing of the transaction contemplated by the Shares Subscription Agreement is anticipated to occur in September 2014, subject to the satisfaction of certain customary closing conditions including the approval of the Agency of the Republic of Kazakhstan for the Protection of Competition and the Ministry of Oil and Gas of the Republic of Kazakhstan (“MOG”), and the MOG’s waiver of its pre-emptive purchase right with respect to the transaction, and the closing of the transaction contemplated by the Asia Sixth Agreement is anticipated to occur within approximately one (1) year thereafter, similarly subject to the satisfaction of certain customary closing conditions including the approval of the Agency of the Republic of Kazakhstan for the Protection of Competition and the MOG, and the MOG’s waiver of its pre-emptive purchase right with respect to the transaction.  In addition, our ability to pay the final closing payment (if and to the extent due) is contingent upon our securing sufficient financing, of which there can be no assurances.

We have paid an initial deposit of $8 million in September 2013 and a subsequent deposit of $2 million on October 1, 2013 to Asia Sixth, and we were required to increase our deposit by up to $10 million to a total of $20 million contingent upon receipt of payment in full from an investor under a promissory note maturing in December 2013. The investor failed to pay the $10 million balance due under the Note by December 1, 2013.  On December 1, 2013, the Company granted a verbal extension to the investor pending further discussions regarding the investment.  Following discussions with the investor, the investor elected to forego making further investment. Accordingly, on March 7, 2014, the Company notified the investor that, effective immediately, the Escrowed Shares and Escrowed Warrants were rescinded as permitted pursuant to the terms of the Note, and the Note was cancelled and forgiven, with no further action required by the investor (the “Cancellation”).  The stock subscription receivable related to 3,333,333 shares of common stock and 999,999 warrants for shares of common stock in the amount of $10 million was extinguished as of March 7, 2014. The rescission of the note has no net effect on us or our obligations under the Shares Subscription Agreement because (a) if such note was paid in full we would have been required to pay such funds directly to Asia Sixth; and (b) the result of such funds not being paid only results in a decrease in the required deposit due to Asia Sixth.

The $10 million deposit is subject to full refund to us in the event the transaction does not close, other than as a result of our material uncured breach, provided, however, that pursuant to the Asia Sixth Agreement, if any part of the $10 million deposit previously paid by us is returned to us, 50% of any such returned funds must be paid to RJ Corp.  These funds will also be used, in part, to recomplete and rework currently producing wells with the goal of significantly increasing their production rates. Based on how these wells perform, at closing, we shall owe to Asia Sixth a final closing payment equal to an additional:  (i) $20 million if the daily average volume of oil produced by Aral over a specified 30 day period (the “Target Volume”) equals or exceeds 1,500 barrels of oil per day (“BOPD”); (ii) $15 million if the Target Volume equals or exceeds 1,000 BOPD but is less than 1,500 BOPD; or (iii) $0 due if the Target Volume comes in less than 1,000 BOPD.  Pursuant to the Asia Sixth Agreement, RJ Corp. is obligated to pay 50% of any final closing payment due to Asia Sixth.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the adoption of a derivative policy in conjunction with the derivative warrants issued with our Bridge Financing, with that policy being as follows. The Company follows Financial Accounting Standards Board (“FASB”), Derivatives and Hedging (“ASC 815-40”), which limits the extent to which the conversion or exercise price (the “strike price”) of a warrant can be adjusted for subsequent transactions. The Company utilizes a two-step process to determine whether an instrument is indexed to its stock: (a) evaluate the instrument’s contingent exercise provisions, if any and (b) evaluate the instrument’s settlement provisions. If it is determined the instrument is not indexed to the Company’s stock, the warrant is recognized as a derivative warrant at issuance and is measured at fair value at each reporting period and the change is recorded in earnings.

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

Comparison of the Three Months Ended March 31, 2014 with the Three Months Ended March 31, 2013

Oil and Gas Revenue. For the three months ended March 31, 2014, we generated a total of $1,007,000 in revenues, compared to $269,000 for the three months ended March 31, 2013. The increase of $738,000 was primarily due to the increased revenue resulting from the purchase of the Wattenberg Asset as of March 7, 2014 and the impact of revenue from our White Hawk asset.  Oil and gas revenues associated with our former Blast Energy Services, Inc. (“Blast”) operations were $46,000 and $58,000 for the three months ended March 31, 2014 and  2013, respectively.

Lease Operating Expenses. For the three months ended March 31, 2014, lease operating expenses associated with the oil and gas properties were $606,000, compared to $120,000 for the three months ended March 31, 2013. The increase of $486,000 was primarily due to $396,482 of costs associated with the sale of inventory from the purchase of the Wattenberg Asset and the increased lease operating expenses resulting from the purchase of the Wattenberg Asset as of March 7, 2014. For the three months ended March 31, 2014 and 2013, lease operating expenses associated with Blast operations were $52,000 and $78,000, respectively.

Selling, General and Administrative Expenses. For the three months ended March 31, 2014, selling, general and administrative (“SG&A”) expenses were $2,356,000, compared to $1,260,000 for the three months ended March 31, 2013. The increase of $1,096,000 was primarily due to an increase in stock option compensation expense as a result of the vesting of certain stock option grants during the period (as explained further in the option footnote above).  The components of SG&A expense are summarized below:

	For the Three Months Ended
	March 31,		Increase/
(in thousands)	2014	2013	(Decrease)
Payroll and related costs	448	334	114
Option and warrant expense	1,060	254	806
Legal fees	417	77	340
Accounting and other professional fees	322	513	(191)
Insurance	22	56	(34)
Travel & entertainment	34	5	29
Office rent, communications, misc.	53	21	32
	$2,356	$1,260	$1,096

Exploration Expense. For the three months ended March 31, 2014, exploration expense was $361,000 primarily related to the acquisition of seismic data for our recently acquired Wattenberg Asset and lease extension expense. We had no exploration expense for the three months ended March 31, 2013.

Impairment of Oil and Gas Properties.  For the three months ended March 31, 2014, impairment of oil and gas properties was $3,000, compared to $35,000 for the three months ended March 31, 2013, due to expired leases.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended March 31, 2014, DD&A costs were $115,000, compared to $138,000 for the three months ended March 31, 2013. The $23,000 decrease was primarily due to the increased production in the current period, mostly offset by a decrease in rate.

Loss on Settlement of Payables. For the three months ended March 31, 2014, loss on settlement of payables was $39,000 related to the settlement of payables with our common stock.  We had no loss on settlement of payables for the three months ended March 31, 2013.

Loss on Sale of Oil and Gas Properties. For the three months ended March 31, 2014, loss on sale of oil and gas properties was comprised of $5,567,000 related to the sale of the Continental Assets and a loss of $93,000 related to the sale of White Hawk.

Loss on Sale of Equity Investment. For the three months ended March 31, 2014, loss on sale of equity investment of $1,028,194 was related to the sale of the Mississippian Asset.

Loss on Sale of Asia Sixth Interest. For the three months ended March 31, 2014, loss on sale of Asia Sixth was $1,945,000 related to the sale of that asset.

Other Income (Expense). For the three months ended March 31, 2014, other expense was $1,791,000, compared to $112,000 for the three months ended March 31, 2013. The increase in other expense of $1,679,000 was primarily due to the increased interest expense of $917,000 primarily due to the financing costs related to the Wattenberg Asset Acquisition and $763,000 related to the extinguishment of debt in the current period.

Net Loss. For the three months ended March 31, 2014, net loss was $13,170,000, compared to a net loss of $1,481,000 for the three months ended March 31, 2013. The increase in net loss of $11,689,000 was primarily due to the reasons described above.

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

We expect our projected cash flow from operations combined with our existing cash on hand and the $15.5 million gross ($12.5 million net, after origination-related fees and expenses) available under our current debt facility will be sufficient to fund our operations for the next twelve months.  The debt due to the holders of secured promissory notes dated March 22, 2013, as amended, in the principal amount of $2.375 million maturing on July 31, 2014, and the repayment of debt due to MIEJ under a secured subordinated promissory note dated February 14, 2013, as amended on March 25, 2013 and July 9, 2013, in the principal amount of $6.17 million maturing on August 31, 2014, have been subordinated and are not eligible to be repaid until the maturity of our senior credit facility, described in greater detail below under “Secured Debt Funding”, but may be paid if and when our senior creditor allows during the three year term of our senior credit facility.  We may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2014 capital expenditures and/or repay or refinance a portion or all of our outstanding debt if allowed to do so by our senior creditor.

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

Historical Liquidity and Capital Resources

Amendment to PEDCO-MIEJ Note

On July 9, 2013, we and MIE Jurassic Energy Corporation (“MIEJ”) agreed to amend the Secured Subordinated Promissory Note, dated February 14, 2013 provided to MIEJ by our wholly-owned subsidiary PEDCO (the "MIEJ Note") to extend the maturity date from December 31, 2013 to August 31, 2014, and to remove the maturity trigger upon the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company.  The Amended and Restated Secured Subordinated Promissory Note (the “Amended Note”), dated July 9, 2013, amends and restates the MIEJ Note.  Under the Amended Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million outstanding principal under the Note, with repaid amounts not being permitted to be re-borrowed.  Amounts borrowed under the Amended Note may be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset.  When drawn, principal borrowed under the Amended Note carries an interest rate of 10.0% per annum.  Principal and accrued interest under the Amended Note are due and payable within ten (10) business days of August 31, 2014.  The Amended Note may be prepaid in full by the Company without penalty, and is secured by all of PEDCO’s ownership and working interest in the FFT2H, Waves 1H, Logan 2H, State 16-7-60 1H and Wickstrom 18-2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interest in each future well drilled and completed in the Niobrara Asset. The total principal amount outstanding under the note is $6.17 million as of March 31, 2014. There is currently approximately $330,000 available for future borrowing by PEDCO under the note. Further, the Company owes $737,916 in accrued interest at March 31, 2014 under the Note.

Amendments to Condor-MIEJ Note

On July 9, 2013, Condor, the Company’s 20% owned subsidiary, and MIEJ agreed to amend the Promissory Note (the “Original Condor-MIEJ Note”) previously entered into on February 14, 2013 by Condor and MIEJ, to increase the amount available for borrowing from $14 million to $25 million for the purposes of funding drilling and development of Condor’s assets.  The Amended and Restated Promissory Note, executed July 9, 2013 by Condor and effective June 28, 2013 (the “Amended Condor-MIEJ Note”), amends and restates the Original Condor-MIEJ Note.  Under the Amended Condor-MIEJ Note, Condor may draw down multiple advances up to a maximum of $25 million outstanding principal under the Amended Condor-MIEJ Note (previously $14 million), with repaid amounts not being permitted to be re-borrowed.  When drawn, principal borrowed under the Amended Condor-MIEJ Note carries an interest rate per annum equal to the one (1) month LIBOR rate, plus four percent (4%).  Principal and accrued interest due under the Amended Condor-MIEJ Note is due and payable on the date that is 36 months from the date each advance is made under the Amended Condor-MIEJ Note.  The note may be prepaid in full by Condor without penalty. The total principal amount outstanding as of March 31, 2014 under the Amended Condor-MIEJ Note is $26.3 million. The Company is currently negotiating to increase the amount available under this facility.

Bridge Notes

On March 7, 2014, we entered into the Second Amendment to Secured Promissory Notes (each, an “Amended Note,” and collectively, the “Amended Notes”) with all but one of the bridge investors.

The Amended Notes amended the bridge notes to allow the holders thereof the right to convert up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each bridge note outstanding as of the entry into the Amended Notes and only up to four (4) total conversions of not less than 25% each); the additional payment-in-kind cash amount equals to 10% of the principal amount of each holder’s bridge note which was deferred pursuant to the First Amendment; and all accrued and unpaid interest under each bridge note (collectively, the “Conversion Amount”) into our common stock, subject to an additional listing application regarding such common stock being approved by the NYSE MKT.  Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

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

Registered Public Offering

On March 7, 2014, we closed an underwritten public offering of an aggregate of 3,438,500 shares of common stock, which included the full exercise of an overallotment option by the underwriters, at a price of $2.15 per share to the public. The Company expects to use the net proceeds of approximately $6,581,000 from the offering to fund drilling operations, for working capital and other general corporate purposes.

Secured Debt Funding

In connection with our acquisition of the Wattenberg Asset, on March 7, 2014, we entered into and effected the transactions contemplated by the Note Purchase (described in greater detail above under “Recent Developments “ - “Wattenberg Asset Acquisition”), pursuant to which we sold the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”).

We received $29,325,000 before expenses in connection with the sale of the Initial Notes after paying the Investors an original issue discount in connection with the sale of the Notes of $1,725,000 (5% of the balance of the Initial Notes); and an underwriting fee of $3,450,000 (10% of the balance of the Initial Notes). In connection with the Note Purchase, we also reimbursed approximately $189,850 of the legal fees and expenses of the Investors’ counsel, and paid the Casimir Note Closing Fee of $1,716,905, to Casimir, our investment banker in the transaction, as described and defined below, leaving a net of approximately $27,393,245 which was received by us on March 7, 2014.

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

As additional consideration for the Note Purchase transaction and for RJ Resources agreeing to purchase the Subsequent Notes, RJ Corp. acquired ownership of 50% of all of our oil and gas assets and properties acquired in connection with the Continental Acquisition, rights to 50% of the oil and gas assets and properties which we have the right to acquire in Kazakhstan pursuant to the Shares Subscription Agreement, and effective ownership of 50% of the Mississippian Asset.

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

We had total current assets of $10.9 million as of March 31, 2014, including cash of $8.5 million, compared to total current assets of $7.0 million as of December 31, 2013, including a cash balance of $6.6 million.

We had total assets of $44.4 million as of March 31, 2014 compared to $25.8 million as of December 31, 2013. Included in total assets as of March 31, 2014 and December 31, 2013, were $13.1 million and $2.2 million, respectively, of proved oil and gas properties subject to amortization and $7.3 million and $6.6 million, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $34.2 million as of March 31, 2014, including current liabilities of $15.7 million, compared to total liabilities of $14.9 million as of December 31, 2013, including current liabilities of $14.8 million.

We had negative working capital of $4.8 million, total shareholders’ equity of $10.1 million and a total accumulated deficit of $44.1 million as of March 31, 2014, compared to negative working capital of $7.8 million, total shareholders’ equity of $10.9 million and a total accumulated deficit of $30.9 million as of December 31, 2013.

Cash Flows From Operating Activities. We had net cash used in operating activities of $2.2 million for the three months ended March 31, 2014, which was primarily due to a $13.2 million net loss, offset somewhat by $8.6 million of non-cash losses on sale, $1.1 of stock compensation expense and a non-cash loss on debt extinguishment of $0.8 million.

Cash Flows From Investing Activities. We had net cash used in investing activities of $14.4 million for the three months ended March 31, 2014 due primarily to $28.6 million of cash paid for the Continental  property, partially offset by $13.1 million of proceeds from the sale of oil and gas properties and equity investments.

Cash Flows From Financing Activities. We had net cash provided from financing activities of $18.5 million for the three months ended March 31, 2014, primarily due to $6.5 million related to a common stock offering and issuance of $19.4 million in notes payable, partially offset by $5.4 million paid for deferred financing costs and $1.6 million of debt repayments.

Recent Accounting Pronouncements

During the period ended March 31, 2014, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Except as otherwise discussed above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 31, 2014, and investors are encouraged to review such risk factors in the Form 10-K, prior to making an investment in the Company.

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

On March 7, 2014, the Company entered into Amended Notes with the bridge note holders as described in greater detail above under “Part I” – “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Developments” - “Amendment to Bridge Notes and Subordination and Intercreditor Agreements”.

On March 7, 2014, the Company sold the Initial Notes to the Investors in the initial principal amount of $34.5 million, as described in greater detail above under “Part I” – “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Developments” - “Note Purchase Agreement and Sale of Secured Promissory Notes”.

On March 24, 2014, the Company issued 190,000 restricted shares of common stock to a consultant in full satisfaction of an outstanding obligation to pay $405,777 due for previous services provided.

On March 24, 2014, the Company issued a five-year cashless warrant exercisable for 1,000,000 shares of common stock at an exercise price of $2.50 per share to a financial advisor as partial compensation due.

The issuances and grants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients (a) were “accredited investors;” (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act of 1933, as amended; (c) were non-U.S. persons; and/or (d) were officers and/or directors of the Company.

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

No payments for our expenses were made in the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We used the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

There has been no material change in the planned use of proceeds from our offerings as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

PEDEVCO Corp.

Date: May 15, 2014	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed With This Quarterly Report on Form 10-Q	Form	Exhibit	Filing Date/Period End Date	File Number

1.1	Underwriting Agreement, dated March 4, 2014, by and among the Company and Roth Capital Partners, LLC as representative of the several underwriters set forth in such agreement		8-K	1.1	3/6/2014	001-35922
2.1	Agreement and Plan of Merger of Pacific Energy Development MSL LLC and PEDCO MSL Merger Sub LLC (March 7, 2014)		8-K	2.1	3/10/2014	001-35922
2.2	Purchase and Sale Agreement, dated January 21, 2014, by and between Continental Resources, Inc. and Red Hawk Petroleum, LLC		8-K	2.1	1/22/2014	001-35922
2.3	Purchase and Sale Agreement, dated February 19, 2014, by and between White Hawk Petroleum, LLC and Millennial PDP Fund IV, LP		8-K	2.1	2/20/2014	001-35922
3.1	Articles of Merger (Nevada) of Pacific Energy Development MSL LLC and PEDCO MSL Merger Sub LLC (March 7, 2014)		8-K	3.1	3/10/2014	001-35922
10.1	Amendatory Letter Agreement No. 1 dated February 25, 2014, between Red Hawk Petroleum, LLC and Continental Resources, Inc.		8-K	10.1	2/28/2014	001-35922
10.2	Note Purchase Agreement, dated as of March 7, 2014, by and between the Company; BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC, as investors, and BAM Administrative Services LLC, as agent for the investors		8-K	10.1	3/10/2014	001-35922
10.3	Senior Secured Promissory Note (BRe BCLIC Primary) ($11,800,000)(March 7, 2014)		8-K	10.2	3/10/2014	001-35922
10.4	Senior Secured Promissory Note (BRe BCLIC Sub) ($423,530)(March 7, 2014)		8-K	10.3	3/10/2014	001-35922
10.5	Senior Secured Promissory Note (BRe WNIC 2013 LTC Primary) ($17,522,941)(March 7, 2014)		8-K	10.4	3/10/2014	001-35922
10.6	Senior Secured Promissory Note (BRe WNIC 2013 LTC Sub) ($803,529)(March 7, 2014)		8-K	10.5	3/10/2014	001-35922
10.7	Senior Secured Promissory Note (RJ Credit LLC) ($19,450,000)(March 7, 2014)#		8-K	10.6	3/10/2014	001-35922
10.8	Guaranty dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as agent		8-K	10.7	3/10/2014	001-35922

10.9	Security Agreement dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as secured party	8-K	10.8	3/10/2014	001-35922
10.10	Patent Security Agreement dated March 7, 2014, by the Company in favor of BAM Administrative Services LLC, as secured party	8-K	10.9	3/10/2014	001-35922
10.11	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production (Matagorda County, Texas) (March 7, 2014)	8-K	10.10	3/10/2014	001-35922
10.12	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Pacific Energy Development Corp. (March 7, 2014	8-K	10.11	3/10/2014	001-35922
10.13	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.12	3/10/2014	001-35922
10.14	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Pacific Energy Development Corp. (March 7, 2014)	8-K	10.13	3/10/2014	001-35922
10.15	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.14	3/10/2014	001-35922
10.16	Purchase and Sale Agreement, dated March 7, 2014, by and between Red Hawk Petroleum, LLC and RJ Resources Corp.	8-K	10.15	3/10/2014	001-35922
10.17	Asia Sixth Purchase Agreement, dated March 7, 2014, by and between Pacific Energy Development Corp. and RJ Resources Corp.	8-K	10.16	3/10/2014	001-35922
10.18	Membership Interest Purchase Agreement, dated March 7, 2014, by and between Pacific Energy Development Corp. and RJ Resources Corp.	8-K	10.17	3/10/2014	001-35922
10.19	Warrant for the Purchase of 1,000,000 shares of Common Stock granted to Casimir Capital, LP (March 7, 2014)	8-K	10.18	3/10/2014	001-35922
10.20	Form of Second Amendment to Secured Promissory Note (March 7, 2014)	8-K	10.19	3/10/2014	001-35922
10.21	Form of Subordination and Intercreditor Agreement with Secured Promissory Note Holders (March 7, 2014)	8-K	10.20	3/10/2014	001-35922
10.22	Letter Amending Cash Compensation Payable to South Texas Reservoir Alliance LLC (March 7, 2014)	8-K	10.22	3/10/2014	001-35922

10.23	Amendatory Letter Agreement No. 2 to Purchase and Sale Agreement, dated January 21, 2014, between Continental Resources, Inc. and Red Hawk Petroleum, LLC		8-K	10.22	3/10/2014	001-35922
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
#Although the RJ Credit LLC note has a total face value of $19,450,000, the Company is not obligated to pay any amount more than is borrowed over the $3,950,000 initially funded by RJ Credit LLC.
**Furnished herein.