Form 10-K/A
period 2013-12-31
PEDEVCO CORP
filed 2014-07-01
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

(855) 733 2685
(Registrant’s Telephone Number,
Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE MKT

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

As of March 28, 2014, 26,539,013 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

Table of Contents

Page
PART III

Principal Accounting Fees and Services	2

PART IV

Exhibits and Financial Statement Schedules	3

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of PEDEVCO Corp. (“PEDEVCO” or the “Company”) for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2014 (the “Original Filing”), is being filed to amend (a) PART III, Item 14. Principal Accounting Fees and Services (which inadvertently included the “exhibit index” for the Original Filing); (b) PART IV, Item 15. Exhibits and Financial Statement Schedules (which inadvertently was included after the signature page of the Original Filing, instead of before such signature page); (c) the Exhibit Index of the Prior Filing (which as described above was inadvertently filed as part of Part III, Item 14, instead of being included after the signature page of the Original Filing); and (d) page F-1 of the Original Filing (which was inadvertently filed with Part IV, Item 15 information); and to include Exhibit 23.1 (which was inadvertently left out of the Original Filing) and to amend and revise Exhibit 23.2 as originally included in the Original Filing to clarify that such consent also provides for the incorporation by reference of referenced oil and gas reports in certain of the Company’s prior registration statement filings.

Except as expressly set forth herein, this Amendment does not reflect events that occurred after the date of the Original Filing and does not modify or update any of the other disclosures contained therein in any way. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission. This Amendment consists solely of the preceding cover page, this Explanatory Note, Part III (Item 14), Part IV (Item 15), the Exhibit Index (as updated), page F-1, the signature page and the certifications required to be filed as exhibits to this Amendment.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services performed by GBH CPAs, PC and tax fees for Singer Lewak, LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2013 and 2012.

	2013	2012

Audit Fees(1)	$190,855	$65,680
Audit-Related Fees(2)	100,720	69,220
Tax Fees(3)	27,466	6,787
All Other Fees(4)	212,145	-
Total	$531,186	$141,687

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

Pre-Approval Policies

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit, provided to us by GBH CPAs, PC and Singer Lewak for 2013 and 2012.

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

PEDEVCO Corp.

July 1, 2014	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

July 1, 2014	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Filed With This Annual Report on Form 10-K/A	Form	Exhibit	Filing Date/Period End Date	File Number

1.1	Underwriting Agreement, dated December 9, 2013, by and among the Company and National Securities Corporation		8-K	1.1	12/10/2013	001-35922
1.2	Underwriting Agreement, dated March 4, 2014, by and among the Company and Roth Capital Partners, LLC as representative of the several underwriters set forth in such agreement		8-K	1.1	3/6/2014	001-35922
2.1	Agreement and Plan of Reorganization, dated January 13, 2012, by and among Blast Services, Inc., Blast Acquisition Corp., and Pacific Energy Development Corp.		8-K	2.1	1/20/2012	000-53725
2.2	First Amendment to the Agreement and Plan of Merger, dated May 29, 2012, by and among Blast Services, Inc., Blast Acquisition Corp., and Pacific Energy Development Corp.		8-K	2.2	5/31/2012	000-53725
2.3	Articles of Merger (Nevada) by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.3	8/2/2012	000-53725
2.4	Agreement and Plan of Merger of Pacific Energy Development MSL LLC and PEDCO MSL Merger Sub LLC (March 7, 2014)		8-K	2.1	3/10/2014	001-35922
2.5	Purchase and Sale Agreement, dated January 21, 2014, by and between Continental Resources, Inc. and Red Hawk Petroleum, LLC		8-K	2.1	1/22/2014	001-35922
2.6	Purchase and Sale Agreement, dated February 19, 2014, by and between White Hawk Petroleum, LLC and Millennial PDP Fund IV, LP		8-K	2.1	2/20/2014	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	8/2/2012	000-53725
3.2	Amended and Restated Certificate of Designation of Series A Preferred Stock		8-K	3.2	8/2/2012	000-53725
3.3	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	4/23/2013	000-53725
3.4	Bylaws of Blast Energy Services, Inc.		8-K	3.3	3/6/2008	333-64122
3.5	Amendment to the Bylaws		8-K	3.1	12/6/2012	000-53725
3.6	Articles of Merger (Nevada) of Pacific Energy Development MSL LLC and PEDCO MSL Merger Sub LLC (March 7, 2014)		8-K	3.1	3/10/2014	001-35922

4.1	Form of Common Stock Certificate for PEDEVCO CORP.	S-3	4.1	10/23/2013	333-191869
4.2	Form of PEDEVCO Corp. Series A Preferred Stock Certificate	10-K	4.2	12/31/13	001-35922
4.3	Form of PEDEVCO Corp. Warrant Agreement	8-K	10.18	3/10/2014	001-35922
4.4	CCG Investor Relations Partners LLC Warrant (July 15, 2013)	10-Q	4.1	8/14/2013	001-35922
4.5	Form of Warrant for the Purchase of Common Stock (Private Placement Investor) August 12, 2013	8-K	4.1	8/12/2013	001-35922
4.6	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Michael L. Peterson and the Registrant	S-8	4.9	10/31/13	333-192002
4.7	Employee Stock Option Agreement, dated October 7, 2011, entered into by and between Valentina Babichev and the Registrant	S-8	4.10	10/31/13	333-192002
4.8	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Y.M. Shum and the Registrant	S-8	4.11	10/31/13	333-192002
4.9	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Kathleen Cole and the Registrant	S-8	4.12	10/31/13	333-192002
4.10	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Frank C. Ingriselli and the Registrant	S-8	4.13	10/31/13	333-192002
4.11	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Michael L. Peterson and the Registrant	S-8	4.14	10/31/13	333-192002
4.12	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Clark R. Moore and the Registrant	S-8	4.15	10/31/13	333-192002
10.1	2003 Stock Option Plan	10-QSB/A	10.12	11/20/2003	333-64122
10.2	Blast Energy Services, Inc. 2009 Stock Incentive Plan	10-Q	4.1	8/14/2009	000-53725
10.3	PEDEVCO Corp. 2012 Equity Incentive Plan	S-8	4.1	8/2/2012	000-53725
10.4	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement	S-8	4.2	10/31/13	333-192002
10.5	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement	S-8	4.3	10/31/13	333-192002
10.6	Pacific Energy Development Corp. 2012 Equity Incentive Plan	S-8	4.4	10/31/13	333-192002
10.7	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement	S-8	4.5	10/31/13	333-192002
10.8	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement	S-8	4.6	10/31/13	333-192002
10.9	Pacific Energy Development Corp. - Form of Restricted Shares Grant Agreement	S-8	4.7	10/31/13	333-192002

10.10	Pacific Energy Development Corp. - Form of Stock Option Agreement	S-8	4.8	10/31/13	333-192002
10.11	Pedevco Corp. - Form of Indemnification Agreement	10-K	10.11	12/31/13	001-35922
10.12	Agreement to Purchase Sugar Valley Interest, dated September 9, 2010, by and between Blast Energy Services, Inc. and Sun Resources Texas, Inc.	8-K	10.1	9/23/2010	000-53725
10.13	Promissory Note, dated September 9, 2010, by Blast Energy Services, Inc. in favor of Sun Resources Texas, Inc.	8-K	10.2	9/23/2010	000-53725
10.14	Letter of Intent to Farm in to Guijarral Hills Extension Exploitation Project, dated October 25, 2010, by Blast Energy Services, Inc. and Solimar Energy Limited	8-K	10.1	11/2/2010	000-53725
10.15	Asset Purchase Agreement, dated December 30, 2010, by and between Blast Energy Services, Inc. and GlobaLogix, Inc.	8-K	10.1	1/5/2011	000-53725
10.16	Modification Agreement with Solimar Energy LLC, dated December 22, 2011, by and between Solimar Energy LLC and Blast Energy Services, Inc.	8-K	2.1	12/27/2011	000-53725
10.17	Secured Promissory Note of Pacific Energy Development Company LLC, dated February 14, 2011, issued by Frank Ingriselli	10-K	10.17	12/31/13	001-35922
10.18	Agreement on Joint Cooperation, dated April 27, 2011, by Pacific Energy Development Company LLC and South Texas Reservoir Alliance LLC	10-K	10.18	12/31/13	001-35922
10.19	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Frank Ingriselli	10-K	10.19	12/31/13	001-35922
10.20	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore	10-K	10.20	12/31/13	001-35922
10.21	Secured Convertible Promissory Note, dated July 6, 2011, issued to Pacific Energy Development Corp by Global Venture Investments LLC	10-K	10.21	12/31/13	001-35922
10.22	Purchase and Sale Agreement, dated August 23, 2011, by Pacific Energy Development Corp, Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd. and Crain Energy, Ltd.	10-K	10.22	12/31/13	001-35922
10.23	Amendatory Letter Agreement No. 1 to Purchase and Sale Agreement, dated September 30, 2011, by and among Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd. and Crain Energy, Ltd., and Pacific Energy Development Corp.	10-K	10.23	12/31/13	001-35922
10.24	Amendatory Letter Agreement No. 2 to Purchase and Sale Agreement, dated October 27, 2011, by and among Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., Crain Energy, Ltd., and Pacific Energy Development Corp.	10-K	10.24	12/31/13	001-35922
10.25	Amendatory Letter Agreement No. 3 to Purchase and Sale Agreement, dated October 31, 2011, by and among Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., Crain Energy, Ltd., and Pacific Energy Development Corp.	10-K	10.25	12/31/13	001-35922

10.26	Consulting Agreement, dated September 19, 2011, by Pacific Energy Development Corp and South Texas Reservoir Alliance LLC	10-K	10.26	12/31/13	001-35922
10.27	Operating Agreement, dated October 31, 2011, by and between Condor Energy Technology LLC as Operator and the parties named therein	10-K	10.27	12/31/13	001-35922
10.28	Series A Convertible Preferred Stock Warrant, dated October 31, 2011, issued to Global Venture Investments LLC by Pacific Energy Development Corp	10-K	10.28	12/31/13	001-35922
10.29	Condor Energy Technology LLC Operating Agreement, dated October 31, 2011, by MIE Jurassic Energy Corporation and Pacific Energy Development Corp	10-K	10.29	12/31/13	001-35922
10.30	Consulting Agreement, dated November 26, 2011, by and between Condor Energy Technology LLC and South Texas Reservoir Alliance LLC	10-K	10.30	12/31/13	001-35922
10.31	Stock Purchase Agreement, dated December 16, 2011, by Pacific Energy Development Corp, the Shareholders of Excellong E&P-2, Inc., and Excellong, Inc.	10-K	10.31	12/31/13	001-35922
10.32	Executive Employment Agreement, dated January 6, 2012, by Pacific Energy Development Corp and Jamie Tseng	10-K	10.32	12/31/13	001-35922
10.33	Amendatory Letter Agreement to Stock Purchase Agreement, dated February 9, 2012, between Pacific Energy Development Corp., the Shareholders of Excellong E&P-2, Inc. and Excellong, Inc.	10-K	10.33	12/31/13	001-35922
10.34	Contract Operating Services Agreement, dated February 15, 2012, by and between South Texas Reservoir Alliance and Condor Energy Technology LLC	10-K	10.34	12/31/13	001-35922
10.35	Amendatory Letter Agreement No. 2 to Stock Purchase Agreement, dated February 29, 2012, between Pacific Energy Development Corp., the Shareholders of Excellong E&P-2, Inc. and Excellong, Inc.	10-K	10.35	12/31/13	001-35922
10.36	Amendatory Letter Agreement No. 3 to Stock Purchase Agreement, dated March 28, 2012, between Pacific Energy Development Corp., the Shareholders of Excellong E&P-2, Inc. and Excellong, Inc.	10-K	10.36	12/31/13	001-35922
10.37	Promissory Note, dated March 7, 2012, by Condor Energy Technology LLC in favor of MIE Jurassic Energy Corporation	10-K	10.37	12/31/13	001-35922
10.38	Form of Common Stock Warrant dated May 24, 2012, issued to MIE Jurassic Energy Corporation, May 24, 2012	10-K	10.38	12/31/13	001-35922

10.39	White Hawk Petroleum, LLC Amended and Restated Operating Agreement, dated May 23, 2012, by MIE Jurassic Energy Corporation and Pacific Energy Development Corp.	10-K	10.39	12/31/13	001-35922
10.40	White Hawk Petroleum, LLC Membership Unit Purchase Agreement, dated May 23, 2012, by MIE Jurassic Energy Corporation, Pacific Energy Development and White Hawk Petroleum, LLC	10-K	10.40	12/31/13	001-35922
10.41	Consulting Services Agreement, effective June 1, 2012, by and between South Texas Reservoir Alliance and Condor Energy Technology LLC	10-K	10.41	12/31/13	001-35922
10.42	Gas Purchase Contract, effective as of June 1, 2012, between Condor Energy Technology, LLC and DCP Midstream, LP	10-K	10.42	12/31/13	001-35922
10.43	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.43	12/31/13	001-35922
10.44	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.44	12/31/13	001-35922
10.45	Executive Employment Agreement, dated June 16, 2012, by Pacific Energy Development Corp. and Michael Peterson	10-K	10.45	12/31/13	001-35922
10.46	Form of Common Stock Warrant, dated July 27, 2012	10-K	10.46	12/31/13	001-35922
10.47	Form of Placement Agent Series A Preferred Stock Warrant, dated July 27, 2012	10-K	10.47	12/31/13	001-35922
10.48	Purchase and Sale Agreement, dated July 26, 2012, by and among Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., Crain Energy, Ltd., Ravco, Inc., Arentee Investments, Schibi Oil & Gas, Ltd., and Condor Energy Technology LLC	10-K	10.48	12/31/13	001-35922
10.49	Amendatory Letter Agreement No. 1 to Purchase and Sale Agreement, dated September 21, 2012, by and among Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., Crain Energy, Ltd., Ravco, Inc., Arentee Investments, Schibi Oil & Gas, Ltd., and Condor Energy Technology LLC	10-K	10.49	12/31/13	001-35922
10.50	Form of Pacific Energy Development Corp Series A Preferred Stock Subscription Agreement	10-K	10.50	12/31/13	001-35922
10.51	Binding Strategic Cooperation Agreement, dated September 24, 2012, by PEDEVCO Corp and Guofa Zhonghai Energy Investment Co., Ltd.	8-K	10.1	10/1/2012	000-53725
10.52	Promissory Note, dated September 24, 2012, by Condor Energy Technology LLC in favor of Pacific Energy Development Corp.	10-K	10.52	12/31/13	001-35922

10.53	Pacific Energy Technology Service, LLC Operating Agreement, dated October 4, 2012, by and between Pacific Energy Development Corp. and South Texas Reservoir Alliance LLC	10-K	10.53	12/31/13	001-35922
10.54	Closing Payment Extension Amendatory Letter Agreement, dated November 20, 2012, by and among PEDEVCO Corp, Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd.	10-K	10.54	12/31/13	001-35922
10.55	Term Assignment Evaluation Agreement, dated November 26, 2012, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation.	10-K	10.55	12/31/13	001-35922
10.56	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Michael L. Peterson	10-K	10.56	12/31/13	001-35922
10.57	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Frank C. Ingriselli	10-K	10.57	12/31/13	001-35922
10.58	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore	10-K	10.58	12/31/13	001-35922
10.59	Agreement for Purchase of Term Assignment, dated February 22, 2013, by Berexco LLC and Pacific Energy Development MSL LLC	10-K	10.59	12/31/13	001-35922
10.60	Mandate, dated February 25, 2013, entered into by and between PEDEVCO Corp. and Somerley Limited	10-K	10.60	12/31/13	001-35922
10.61	Form of Bridge Financing Note and Warrant Purchase Agreement	10-K	10.61	12/31/13	001-35922
10.62	Form of Bridge Financing Secured Promissory Note	10-K	10.62	12/31/13	001-35922
10.63	Form of Bridge Financing Warrant	10-K	10.63	12/31/13	001-35922
10.64	Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	10-K	10.64	12/31/13	001-35922
10.65	Letter Agreement, dated March 25, 2013, by and between PEDEVCO Corp. and South Texas Reservoir Alliance LLC	10-K	10.65	12/31/13	001-35922
10.66	Letter Agreement, dated May 15, 2013, by and between PEDEVCO Corp. and South Texas Reservoir Alliance LLC	10-Q	10.11	5/20/2013	001-35922
10.67	First Amendment to Amended and Restated Secured Subordinated Promissory Note, dated July 9, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	8-K	10.1	7/15/2013	001-35922
10.68	Amended and Restated Promissory Note, dated July 9, 2013, by Condor Energy Technology LLC in favor of MIE Jurassic Energy Corporation	8-K	10.2	7/15/2013	001-35922
10.69	Form of Common Stock and Warrant Subscription Agreement (August 12, 2013 - Private Placement Offering)	8-K	10.1	8/13/2013	001-35922

10.70	Form of First Amendment to Common Stock and Warrant Subscription Agreement (August 12, 2013 - Private Placement Offering)	8-K	10.2	8/13/2013	001-35922
10.71	Form of Promissory Note (August 12, 2013 - Private Placement Offering)	8-K	10.3	8/13/2013	001-35922
10.72	Shares Subscription Agreement, dated September 11, 2013, by and among The Sixth Energy Limited, Asia Sixth Energy Resources Limited, and Pacific Energy Development Corp.	8-K	10.1	9/16/2013	001-35922
10.73	Form of Amendment to Secured Promissory Note - Bridge Lenders (December 2013)	8-K	10.1	12/18/2013	001-35922
10.74	Form of Warrant for the Purchase of Common Stock - Bridge Lenders (December 2013 New Warrants)	8-K	10.2	12/18/2013	001-35922
10.75	Purchase and Sale Agreement, dated December 20, 2013, by and between White Hawk Petroleum, LLC and Millennial PDP Fund IV, LP	8-K	10.1	12/24/2013	001-35922
10.76	Member Withdrawal Agreement, dated December 20, 2013, by and among White Hawk Petroleum, LLC, MIE Jurassic Energy Corporation, and Pacific Energy Development Corp.	8-K	10.2	12/24/2013	001-35922
10.77	Amendatory Letter Agreement No. 1 dated February 25, 2014, between Red Hawk Petroleum, LLC and Continental Resources, Inc.	8-K	10.1	2/28/2014	001-35922
10.78	Note Purchase Agreement, dated as of March 7, 2014, by and between the Company; BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC, as investors, and BAM Administrative Services LLC, as agent for the investors	8-K	10.1	3/10/2014	001-35922
10.79	Senior Secured Promissory Note (BRe BCLIC Primary) ($11,800,000)(March 7, 2014)	8-K	10.2	3/10/2014	001-35922
10.80	Senior Secured Promissory Note (BRe BCLIC Sub) ($423,530)(March 7, 2014)	8-K	10.3	3/10/2014	001-35922
10.81	Senior Secured Promissory Note (BRe WNIC 2013 LTC Primary) ($17,522,941)(March 7, 2014)	8-K	10.4	3/10/2014	001-35922
10.82	Senior Secured Promissory Note (BRe WNIC 2013 LTC Sub) ($803,529)(March 7, 2014)	8-K	10.5	3/10/2014	001-35922
10.83	Senior Secured Promissory Note (RJ Credit LLC) ($19,450,000)(March 7, 2014)#	8-K	10.6	3/10/2014	001-35922
10.84	Guaranty dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as agent	8-K	10.7	3/10/2014	001-35922
10.85	Security Agreement dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as secured party	8-K	10.8	3/10/2014	001-35922

10.86	Patent Security Agreement dated March 7, 2014, by the Company in favor of BAM Administrative Services LLC, as secured party	8-K	10.9	3/10/2014	001-35922
10.87	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production (Matagorda County, Texas) (March 7, 2014)	8-K	10.10	3/10/2014	001-35922
10.88	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Pacific Energy Development Corp. (March 7, 2014	8-K	10.11	3/10/2014	001-35922
10.89	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.12	3/10/2014	001-35922
10.90	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Pacific Energy Development Corp. (March 7, 2014)	8-K	10.13	3/10/2014	001-35922
10.91	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.14	3/10/2014	001-35922
10.92	Purchase and Sale Agreement, dated March 7, 2014, by and between Red Hawk Petroleum, LLC and RJ Resources Corp.	8-K	10.15	3/10/2014	001-35922
10.93	Asia Sixth Purchase Agreement, dated March 7, 2014, by and between Pacific Energy Development Corp. and RJ Resources Corp.	8-K	10.16	3/10/2014	001-35922
10.94	Membership Interest Purchase Agreement, dated March 7, 2014, by and between Pacific Energy Development Corp. and RJ Resources Corp.	8-K	10.17	3/10/2014	001-35922
10.95	Warrant for the Purchase of 1,000,000 shares of Common Stock granted to Casimir Capital, LP (March 7, 2014)	8-K	10.18	3/10/2014	001-35922
10.96	Form of Second Amendment to Secured Promissory Note (March 7, 2014)	8-K	10.19	3/10/2014	001-35922
10.97	Form of Subordination and Intercreditor Agreement with Secured Promissory Note Holders (March 7, 2014)	8-K	10.20	3/10/2014	001-35922
10.98	Letter Amending Cash Compensation Payable to South Texas Reservoir Alliance LLC (March 7, 2014)	8-K	10.22	3/10/2014	001-35922
10.99	Amendatory Letter Agreement No. 2 to Purchase and Sale Agreement, dated January 21, 2014, between Continental Resources, Inc. and Red Hawk Petroleum, LLC	8-K	10.22	3/10/2014	001-35922
14.1	Code of Ethics and Business Conduct	8-K/A	14.1	8/8/2012	000-53725
21.1	List of Subsidiaries of PEDEVCO CORP.	10-K	21.1	12/31/13	001-35922

23.1	Consent of GBH CPAs, PC	X
23.2	Consent of Ryder Scott Company, L.P.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**		10-K	32.1	12/31/13	001-35922
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**		10-K	32.2	12/31/13	001-35922
99.1	Reserves Report of Ryder Scott Company, L.P. for reserves of PEDEVCO Corp. (Direct Interests Only) at December 31, 2013		10-K	99.1	12/31/13	001-35922
99.2	Reserves Report of Ryder Scott Company, L.P. for reserves of PEDEVCO Corp. (Direct and Indirect Interests) at December 31, 2013		10-K	99.2	12/31/13	001-35922
99.3	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	9/5/2013	001-35922
99.4	Charter of the Compensation Committee		8-K	99.2	9/5/2013	001-35922
99.5	Charter of the Audit Committee		8-K	99.3	9/5/2013	001-35922
101.INS	XBRL Instance Document*		10-K	101.INS	12/31/13	001-35922
101.SCH	XBRL Taxonomy Extension Schema Document*		10-K	101.SCH	12/31/13	001-35922
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*		10-K	101.CAL	12/31/13	001-35922
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*		10-K	101.DEF	12/31/13	001-35922
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*		10-K	101.LAB	12/31/13	001-35922
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*		10-K	101.PRE	12/31/13	001-35922

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
**Furnished.

F-1