Form 10-Q
period 2014-06-30
PEDEVCO CORP
filed 2014-08-13
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

At August 13, 2014, there were  29,113,752 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and Six Months Ended June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013

Assets
Current assets:
Cash	$5,015,092	$6,613,470
Accounts receivable - oil and gas	2,283,695	110,547
Accounts receivable - oil and gas - related party	40,136	47,076
Accounts receivable - related party	245,844	78,830
Deferred financing costs	1,944,888	50,000
Prepaid expenses and other current assets	57,353	74,310
Total current assets	9,587,008	6,974,233

Oil and gas properties:
Oil and gas properties, subject to amortization, net	14,317,113	2,173,245
Oil and gas properties, not subject to amortization, net	7,343,894	6,629,394
Total oil and gas properties, net	21,661,007	8,802,639

Deferred financing costs	4,486,258	-
Notes receivable - related parties	1,446,064	-
Other assets	85,000	-
Deposit for business acquisitions	5,000,000	10,019,633
Investments - equity method	-	-
Investments - cost method	4,100	4,100
Total assets	$42,269,437	$25,800,605

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$537,462	$173,475
Accounts payable - related party	1,893,714	2,346,818
Accrued expenses	1,250,634	1,501,221
Accrued expenses - related parties	1,041,996	1,057,265
Revenue payable	1,408,170	-
Notes payable - Bridge Notes, net of discounts of $6,246 and $93,957, respectively	243,754	2,633,430
Convertible notes payable- Bridge Notes, net of premiums of $234,116 and $0 and discounts of $20,929 and $0, respectively	1,203,228	-
Notes payable – Secured Promissory Notes, net of discounts of $4,160,332 and $0, respectively	1,265,592	-
Notes payable - related parties, net of discounts of $0 and $316,570, respectively	6,170,065	7,126,109
Total current liabilities	15,014,615	14,838,318

Long-term liabilities:
Notes payable - Secured Promissory Notes, net of discounts of $9,843,753 and $0, respectively	18,951,530	-
Asset retirement obligations	122,119	75,447
Total liabilities	34,088,264	14,913,765

Commitments and contingencies

Redeemable Series A convertible preferred stock: -0- shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-

Shareholders' equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized,
-0- shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 27,466,411 and 26,121,062
shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	27,466	26,121
Stock subscription receivable	-	(10,000,000)
Additional paid-in capital	53,804,185	51,782,870
Accumulated deficit	(48,287,639)	(30,922,151)
Noncontrolling interests	2,637,161	-
Total shareholders' equity	8,181,173	10,886,840

Total liabilities and shareholders' equity	$42,269,437	$25,800,605

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Oil and gas sales	$2,094,751	$156,146	$3,102,205	$425,213

Operating expenses:
Lease operating costs	656,339	269,368	1,262,519	389,044
Exploration expense	764,081	-	1,124,699	-
Selling, general and administrative expense	1,653,279	1,288,253	4,009,439	2,548,342
Impairment of oil and gas properties	28,312	53,862	31,677	88,503
Depreciation, depletion, amortization and accretion	365,090	116,570	479,941	255,021
Loss on settlement of payables	-	-	38,823	-
Total operating expenses	3,467,101	1,728,053	6,947,098	3,280,910

Gain (Loss) on sale of oil and gas properties	251,381	-	(5,408,172)	-
Loss on sale of equity investment	-	-	(1,028,194)	-
Loss on sale of deposit for business acquisition	-	-	(1,944,626)	-
Loss on oil and gas property acquisition deposit	-	(200,000)	-	(200,000)
Loss from equity method investments	(142,763)	(282,301)	(417,260)	(367,602)
Operating loss	(1,263,732)	(2,054,208)	(12,643,145)	(3,423,299)

Other income (expense):
Interest expense	(3,006,157)	(432,127)	(4,097,400)	(606,682)
Interest income	67,898	41,944	131,844	86,428
Loss on debt extinguishment	-	-	(763,310)	-
Gain on change in fair value of derivative	-	11,460	-	14,005
Other income	-	-	-	15,294
Total other expense	(2,938,259)	(378,723)	(4,728,866)	(490,955)
Net loss	(4,201,991)	(2,432,931)	(17,372,011)	(3,914,254)
Less: Net loss attributable to Noncontrolling interests	(6,522)	-	(6,522)	-
Net loss attributable to PEDEVCO common stockholders	$(4,195,469)	$(2,432,931)	$(17,365,489)	$(3,914,254)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.17)	$(0.66)	$(0.30)

Weighted average number of common shares outstanding:
Basic and diluted	26,670,103	13,913,815	26,446,910	12,966,415

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(17,365,489)	$(3,914,254)
Net loss attributable to noncontrolling interests	(6,522)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,550,895	434,022
Impairment of oil and gas properties	31,677	88,503
Loss on oil and gas property acquisition deposit	-	200,000
Depreciation, depletion, amortization and accretion	479,941	255,021
Loss on sale of oil and gas properties	5,408,172	-
Loss on sale of 50% of equity investment	1,028,194	-
Loss on sale of 50% of the deposit for business acquisition	1,944,626	-
Loss on settlement of payables	38,823	-
Loss on debt extinguishment	763,310	-
Loss from equity method investments	417,260	367,602
Amortization of debt discount	1,474,450	95,764
Amortization of deferred financing costs	519,035	-
Gain on change in fair value of derivative	-	(14,005)
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(1,571,018)	16,571
Accounts receivable – oil and gas – related party	6,940	(43,016)
Accounts receivable – related party	(167,014)	(134,574)
Inventory	396,482	-
Prepaid expenses and other current assets	66,957	110,318
Other assets	-	(2,050)
Accounts payable	383,621	(91,396)
Accounts payable – related party	(453,104)	(373,397)
Accrued expenses	659,736	(211,718)
Accrued expenses – related parties	89,731	502,361
Revenue payable	562,581	-
Net cash used in operating activities	(3,740,716)	(2,714,248)

Cash Flows From Investing Activities:
Cash paid for oil and gas property acquisition deposit	-	(200,000)
Cash paid for oil and gas properties	(28,521,822)	(3,907,471)
Cash paid for drilling costs	(1,591,107)	(128,750)
Proceeds from sale of equity investment	1,615,488	-
Proceeds from sale of oil and gas properties	8,747,058	-
Proceeds from sale of deposit	3,055,374	-
Cash paid for asset retirement bond	(85,000)	-
Cash paid for unproved leasehold	(133,535)	-
Issuance of notes receivable – related parties	(1,863,324)	(1,714,672)
Proceeds from sale of White Hawk	2,718,158	-
Net cash used in investing activities	(16,058,710)	(5,950,893)

Cash Flows From Financing Activities:
Repayment of paid-in-kind obligations	(400,000)	(40,000)
Cash paid for deferred financing costs	(5,381,755)	-
Repayment of notes payable	(1,903,778)	-
Proceeds from notes payable, related party	-	5,050,000
Proceeds from notes payable, net of discounts	19,357,080	2,950,000
Proceeds from issuance of common stock, net of offering costs	6,524,701	-
Proceeds from exercise of warrants and options	4,800	-
Net cash provided by financing activities	18,201,048	7,960,000

Net decrease in cash	(1,598,378)	(705,141)
Cash at beginning of period	6,613,470	2,478,250
Cash at end of period	$5,015,092	$1,773,109

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the Six Months Ended June 30,
	2014	2013

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,529,871	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Accrual of oil and gas properties acquisition costs	$-	$1,173,664
Accrual of drilling costs	$-	$871,602
Change in estimates of asset retirement obligations	$3,956	$1,444
Conversion of Series A preferred stock to common stock	$-	$6,282
Conversion of redeemable preferred stock to common stock	$-	$556
Expiration of redemption feature in 555,556 shares of Series A preferred stock issued in acquisition of Excellong E&P-2, Inc.	$-	$1,250,000
Issuance of preferred stock in settlement of stock payable	$-	$47
Issuance of common stock in settlement of stock payable	$-	$80,000
Issuance of common stock in settlement of liabilities	$530,968	$-
Issuance of common stock to Bridge Note holders due to conversion	$1,370,180	$-
Recission of common stock issued in private placement	$10,000,000	$-
Cashless exercise of common stock options and warrants	$83	$-
Rescission of common stock issued for exercise of stock options in 2012	$-	$121
Debt discount related to warrants issued in conjunction with notes payable	$-	$243,771
Deferred financing costs related to warrants issued in conjunction with notes payable	$1,519,601	$31,176
Fair value of derivative warrant instruments issued with notes payable	$-	$14,005
Shares granted to Esenjay in exchange for acquisition of leases on behalf of Condor	$-	$116,499
Reduction in notes receivable for the equity investment in losses in excess of the Company’s investment account	$-	$203,088
Reclass of notes payable - Bridge Notes to convertible notes	$2,125,000	$-
Consolidation of non-controlling interest in PEDCO MSL	$2,643,684	$-
Beneficial conversion feature of convertible notes payable - Bridge Notes	$211,570	$-
Reclass of notes payable - related parties to notes payable - Bridge Notes	$525,000	$-
Debt discount related to the warrants issued in conjunction with notes payable	$269,902	$-
Stock payable issued for deferred financing costs	$48,825	$-

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO CORP. (formerly Blast Energy Services, Inc.) (“PEDEVCO” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on March 31, 2014, as amended, have been omitted.

The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO’s primary business plan is engaging in the acquisition, exploration, development and production of oil and natural gas shale plays in the United States, with a secondary focus on conventional oil and natural gas plays.

The Company’s principal operating properties are located in the Wattenberg, Wattenberg Extension, and Niobrara formation in the Denver-Julesburg Basin (the “DJ Basin”) in Morgan and Weld Counties, Colorado. The majority of these properties are owned directly by the Company or through its wholly-owned subsidiary, Red Hawk Petroleum, LLC.

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

The Company plans to focus on the development of shale oil and gas assets held by the Company in the U.S., including its first oil and gas working interests in the Niobrara shale formation located in the DJ Basin in Morgan and Weld Counties, Colorado (the “Niobrara Asset”), its oil and gas working interests in the Mississippian Lime play in Kansas (the “Mississippian Asset”), and its recently acquired oil and gas working interests in the Wattenberg and Wattenberg Extension in the DJ Basin (the “Wattenberg Asset”), which it acquired in March 2014 from Continental Resources, Inc. (“Continental”).

To further develop the business plan, in the first quarter of 2014, the Company entered into a financing transaction with investors to acquire the Wattenberg Asset and provide partial funding for the Company’s 2014 drilling plan. In connection with the transaction, the Company sold a portion of its interests to Golden Globe Energy Corp. (“Golden Globe”, formerly known as RJ Resources Corp.) in its Mississippian Asset, its Wattenberg Asset and its pending interest in Asia Sixth Energy Resources Limited (“Asia Sixth”). See Note 4.

As of December 31, 2013, the Company also owned an average 98% working interest in leases covering the Mississippian Lime in Comanche, Harper, Barber and Kiowa Counties, Kansas. In connection with the financing of the Wattenberg Asset acquisition, the Company sold 50% of its equity investment in Pacific Energy Development MSL, LLC, which holds the Mississippian Asset, to Golden Globe. See Note 4. Therefore, as of March 7, 2014, the Company owned an indirect 49% working interest in leases in the Mississippian Asset. The Company serves as the operator of this asset and anticipates drilling its first well in 2014.

In 2013, the Company entered into a Shares Subscription Agreement (“SSA”) to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), a British Virgin Islands entity, which holds an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity.  Aral holds a production license covering a 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan.  On August 1, 2014, the Company entered into a series of agreements pursuant to which it restructured its planned acquisition of interests in Asia Sixth, whereby it terminated the previous SSA and entered into a new purchase agreement (the “Caspian SPA”) to acquire a 5% interest in Caspian Energy Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, which entity will hold 100% of the ownership in Aral at closing.  The closing of the transactions contemplated under the Caspian SPA are anticipated to occur no later than July 2015, subject to the satisfaction of certain customary closing conditions including the approval of the government of Kazakhstan and receipt of Caspian Energy shareholder approval of the transaction.  See Note 16.

As of January 1, 2013, the Company owned a 50% interest in White Hawk Petroleum, LLC (“White Hawk”). White Hawk’s operations consisted primarily of working interests in oil and gas leases in the Eagle Ford shale formation in McMullen County, Texas. The remaining interest in White Hawk was owned by an affiliate of MIE Holdings, MIE Jurassic Energy Corporation (“MIEJ”). On December 20, 2013, White Hawk entered into a series of transactions pursuant to which White Hawk divested approximately 50% of its assets and used the funds from the divestiture to acquire MIEJ’s interest in White Hawk.  MIEJ then withdrew from White Hawk as a member on December 31, 2013, with the Company’s effective interests in the Eagle Ford shale assets remaining unchanged and unaffected by the transactions.  As a result of the transactions, the Company became the 100% owner of White Hawk. Accordingly, as of December 31, 2013, the Company has accounted for White Hawk as a consolidated subsidiary of the Company and no longer accounts for the entity as an equity investment. In addition, on February 19, 2014, White Hawk sold its remaining interests in the Eagle Ford Shale play for net proceeds of $2,718,158. See Note 4.

The Company plans to seek additional shale oil and gas and conventional oil and gas asset acquisition opportunities in the U.S. through utilizing its strategic relationships and technologies that may provide the Company a competitive advantage in accessing and exploring such assets. Some or all of these assets may be acquired by subsidiaries, and equity investees such as Condor, or others that may be formed at a future date.

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

Equity Method Accounting for Joint Ventures. A portion of the Company’s oil and gas interests are held all or in part by the following joint ventures which are collectively owned with affiliates of MIE Holdings:

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

Non-Controlling Interests. The Company is required to report its non-controlling interests as a separate component of shareholders' equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests' investment basis.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2014 and December 31, 2013, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2014, approximately $4,265,092 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 41% of the Company’s total oil and gas revenues for the six months ended June 30, 2014. Sales to two customers comprised 82% and 14% of the Company’s total oil and gas revenues for the six months ended June 30, 2013. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $410,430 of working capital receivables related to the acquisition of the Wattenberg Asset.

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

Deferred Financing Costs. We have incurred debt origination costs in connection with the issuance of long-term debt.  These costs are capitalized as deferred financing costs and amortized using the effective interest method over the term of the related debt.

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

Earnings or Loss per Common Share. Basic earnings per common share equal net earnings or loss divided by weighted average common shares outstanding during the period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three and six months ended June 30, 2014 and 2013, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 1,459,724 and 1,335,800 potentially issuable shares of common stock related to options and 2,986,704 and  696,213 potentially issuable shares of common stock related to warrants due to their anti-dilutive effect for the three months ended June 30, 2014 and 2013, respectively. The Company excluded 1,459,724 and 1,335,800 potentially issuable shares of common stock related to options and 2,986,704 and  696,213 potentially issuable shares of common stock related to warrants due to their anti-dilutive effect for the six months ended June 30, 2014 and 2013, respectively.

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

Recently Issued Accounting Pronouncements. There were various accounting standards and interpretations issued during the six months of 2014, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2014:

	December 31, 2013	Additions	Disposals	Transfers	June 30, 2014
Oil and gas properties, subject to amortization, net	$6,314,044	$27,525,520	$(15,751,426)	$-	$18,088,138
Oil and gas properties, not subject to amortization, net	7,166,557	2,827,561	(2,081,385)	-	7,912,733
Asset retirement costs	28,081	109,242	(65,617)	-	71,706
Accumulated depreciation , depletion and impairment	(4,706,043)	(507,085)	801,558	-	(4,411,570)
Total oil and gas assets	$8,802,639	$29,955,238	$(17,096,870)	$-	$21,661,007

The depletion recorded for production on proved properties for the three and six months ended June 30, 2014 amounted to $363,540 and $475,410, respectively. The Company recorded impairment expense for expired leasehold costs for the three and six months ended June 30, 2014, in the amount of $28,312 and 31,677, respectively.

During the three months ended June 30, 2014, the Company participated in the drilling of four wells in the Wattenberg Asset in the amount of $1.6 million. The other remaining three wells were drilled in February 2014 and completed in March 2014, and began production in April 2014.

Acquisition of Properties from Continental Resources, Inc.

On January 21, 2014, Red Hawk Petroleum, LLC (“Red Hawk”) entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Continental, pursuant to which the Company agreed to acquire Continental’s interests (the “Continental Acquisition”) in approximately 28,727 net acres of oil and gas properties and interests in 38 wells located in the Niobrara formation of the DJ Basin, Colorado, including approximately 2,200 net acres in the Wattenberg Area, for $30 million in cash (subject to customary post-closing adjustments).

The Company paid $1.5 million of the purchase price as a deposit upon entering into the Purchase Agreement (the “Deposit”).  The final purchase price after adjustments was $28,521,822, resulting in $27,031,822 due to Continental after applying the Deposit (the “Final Purchase Price”) (representing an adjusted total of 27,990 net acres at closing).

On March 7, 2014, the Company completed the Continental Acquisition and used a portion of funds from the initial closing of a $50 million financing facility with RJ Credit LLC and other lenders of which $34.5 million was borrowed initially to pay the Final Purchase Price to acquire Continental's properties. As described below, the Note Purchase Agreement further required that the Company convey 50% of the lease acreage and working interests acquired from Continental to Golden Globe as additional consideration for the financing.

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

Disposition of Oil and Gas Properties

In connection with the Golden Globe financing, the Company sold 50% of its interests in the Wattenberg Asset and 50% of its pending interest in Asia Sixth.  The Company allocated the proceeds from the financing between the debt obligation and the sale of the properties on a relative fair value basis.  See Note 9.

In addition, on February 19, 2014, White Hawk closed a Purchase and Sales Agreement (the “Sale Agreement”) with Millennial, pursuant to which White Hawk sold its remaining interests in the Eagle Ford Shale formation to Millennial for net cash proceeds of $2,718,158 received on February 27, 2014, and recognized a gain of $158,990 for the six months ended June 30, 2014, including the receipt of $251,381 in May 2014.

The following table presents the loss on sale of oil and gas properties for the six months ended June 30, 2014:

	Allocated Proceeds	Historical Cost	Gain (Loss) on Sale

Wattenberg Asset	$8,747,058	$14,314,220	$(5,567,162)
White Hawk Assets	2,718,158	2,559,168	158,990

Total	$11,465,216	$16,873,388	$(5,408,172)

The following table presents the Company’s supplemental consolidated pro forma total revenues, lease operating costs, net income (loss) and net loss per common share as if the acquisition and simultaneous dispositions had occurred on January 1, 2014 and January 1, 2013.

	For the Six Months Ended June 30, 2014
	PEDEVCO	Net Acquisitions/Dispositions	(1)	Combined
Revenue	$3,102,205	$1,102,474		$4,204,679
Lease operating costs	$(1,262,519)	$(375,624)		$(1,638,143)
Net income (loss)	$(17,365,489)	$432,524		$(16,932,965)
Net loss per common share	$(0.66)	$0.02		$(0.64)

	For the Six Months Ended June 30, 2013
	PEDEVCO	Net Acquisitions/Dispositions	(1)	Combined
Revenue	$425,213	$3,456,438		$3,881,651
Lease operating costs	$(389,044)	$(307,645)		$(696,689)
Net income (loss)	$(3,914,254)	$3,148,793		$(765,461)
Net loss per common share	$(0.30)	$0.24		$(0.06)

(1)	Amounts are based on Company estimates.

Related to these properties during the six months ended June 30, 2014, we recorded $2,740,000 of revenues that resulted in operating loss of $167,000.

NOTE 5 – SALE OF 50% OF PACIFIC ENERGY DEVELOPMENT MSL, LLC.

On March 15, 2013, we acquired an average 97% working interest in the Mississippian Lime covering approximately 7,006 gross (6,763 net) acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, which we refer to as the Mississippian Asset, and approximately 10.5 square miles of related 3-D seismic data. Also effective March 15, 2013, we acquired certain additional working interests in the same acreage located in Comanche, Harper, and Kiowa Counties, Kansas, bringing our average working interest to 98% in the Mississippian Asset covering an aggregate of approximately 7,006 gross (6,885 net) acres.

As of December 31, 2013, the Company owned an average 98% working interest in leases covering the Mississippian Lime in Comanche, Harper, Barber and Kiowa Counties, Kansas. These assets are held by Pacific Energy Development MSL, LLC, a Nevada limited liability company (100% owned by us prior to March 7, 2014).

On March 7, 2014, in connection with our acquisition of the Wattenberg Asset, we entered into a $50 million 3-year term debt facility with various investors including RJ Credit LLC. As part of the transaction, Golden Globe (an affiliate of RJ Credit LLC) acquired 50% of our ownership interest in Pacific Energy Development MSL, LLC, which holds our Mississippian Asset, thereby making Golden Globe a 50% working interest partner with us in the development of our Mississippian Asset. The Company allocated the proceeds from the financing between the debt obligation, the sale of the properties and the sale of 50% of MSL on a relative fair value basis. To the extent the sales price attributable to the assets was less than the net book value, the Company recorded a loss on sale of assets. See Note 9.

The following table presents the loss on this sale:

	Allocated Proceeds	Historical Cost	Loss on Sale
Mississippian Asset	$1,615,488	$2,643,682	$(1,028,194)

NOTE 6 – DEPOSIT FOR BUSINESS ACQUISITION

On September 11, 2013, the Company entered into a Shares Subscription Agreement (“SSA”) to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), which holds an approximate 60% ownership interest in Aral.  Aral holds a 100% operated working interest in a production license issued by the Republic of Kazakhstan that expires in 2034 in western Kazakhstan (the “Contract Area”).

Under the agreement, the Company and its partners planned to take control of Aral through the acquisition of a 51% controlling interest in Asia Sixth, by way of subscription of shares of Asia Sixth, which in turn currently holds a 60% controlling interest in Aral.  Asia Sixth’s interest in Aral was scheduled to increase to 66.5% following the completion of certain transactions to occur between Asia Sixth and Asia Sixth’s partner in Aral that currently holds the remaining 40% interest in Aral (the “Aral Transactions”).

The Company paid an initial deposit of $8 million in September 2013 and a subsequent deposit of $2 million on October 1, 2013 to Asia Sixth, and could have been required to increase its deposit by up to $10 million, to a total of $20 million, contingent upon receipt of payment in full to the Company from an investor under a promissory note maturing in December 2013 in connection with a subscription of shares and warrants in the Company. The investor failed to pay the $10 million balance due under the Note by December 1, 2013. On December 1, 2013, the Company granted a verbal extension to the investor pending further discussions regarding the investment.  Following discussions with the investor, the investor elected to forego making a further investment. Accordingly, on March 7, 2014, the Company notified the investor that, effective immediately, certain shares and warrants subject to the subscription were rescinded as permitted pursuant to the terms of the promissory note, and the promissory note was cancelled and forgiven, with no further action required by the investor (the “Cancellation”).  The stock subscription receivable related to 3,333,333 shares of common stock and warrants to purchase 999,999 shares of common stock in the amount of $10 million was extinguished as of March 7, 2014. No gain or loss was recognized.

The rescission of the promissory note had no net effect on us or our obligations under the SSA because (a) if such promissory note was paid in full we would have been required to pay such funds directly to Asia Sixth; and (b) the result of such funds not being paid only results in a decrease in the required deposit due to Asia Sixth.

We have also entered into an agreement with our strategic partner, Golden Globe to convey 50% of our interests in Asia Sixth in connection with the Golden Globe financing.  See Note 9.   In the event of any refund of the initial deposit by Asia Sixth, the Company must provide 50% of such refund to Golden Globe or its designee.

In connection with the March 2014financing, the Company allocated $3,055,374 of the proceeds from the debt financing to the 50% interest in Asia Sixth and recorded a loss on sale of 50% of its interests in Asia Sixth of $1,944,626.  See Note 9.

On August 1, 2014, the Company entered into a series of agreements pursuant to which it restructured its planned acquisition of interests in Asia Sixth, whereby it terminated the previous SSA and entered into a new purchase agreement (the “Caspian SPA”) to acquire a 5.0% interest in Caspian Energy Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, and pursuant to which Caspian Energy will hold 100% of the ownership in Aral at closing.  The closing of the transactions contemplated under the Caspian SPA are anticipated to occur no later than July 2015, subject to the satisfaction of certain customary closing conditions including the approval of the Agency of the Republic of Kazakhstan for the Protection of Competition and the Ministry of Oil and Gas of the Republic of Kazakhstan (“MOG”), the MOG’s waiver of its pre-emptive purchase right with respect to the transaction, and receipt of Caspian Energy shareholder approval of the transaction.  Pursuant to the SSA and the Company’s agreement with an affiliate of RJ Credit, LLC (“RJ Credit”), the Company received its $5.0 million portion of the deposit back from Asia Sixth in the form of a $5.0 million promissory note from Asia Sixth, secured by a first priority security interest in all of the assets of Asia Sixth (the “A6 Promissory Note”), and RJ Credit received a similar $5.0 million note from Asia Sixth.  Pursuant to the Caspian SPA, upon closing of the transactions contemplated under the Caspian SPA, the Company will exchange the A6 Promissory Note for a 5.0% interest in Caspian Energy.  See Note 16.

NOTE 7 – NOTES RECEIVABLE

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, which permits multiple loans to be made up to $8,000,000 as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due on September 24, 2015. As of June 30, 2014, the balance of the note receivable prior to applying the excess loss from Condor is $7,033,160 plus accrued interest of $23,741 due from Condor. The Company advanced $2.1 million to Condor for operations during the six months ended June 30, 2014. The carrying balance of the note receivable was reduced by $417,260 as the Company’s share of losses from Condor for the six months ended June 30, 2014 was $144,623 plus the previously unrecognized loss for the year ended December 31, 2013 of $272,637 was recorded. In accordance with ASC 323-10-35, the excess loss from Condor was used to reduce the notes receivable balance. If the losses were to exceed the notes receivable balance, no additional losses would be recorded for the equity investment. The net receivable balance after applying the excess loss is $1,446,064. After applying the losses to the equity investment and the note receivable, the Company has unrecorded excess losses of zero. The Company recognized $72,105 and $131,467 of interest income in the three and six months ended June 30, 2014, respectively.

The Company loaned White Hawk funds for operating expenses and drilling and completion costs for several Eagle Ford wells, pursuant to a promissory note entered into on June 4, 2012, which note permits multiple loans to be made thereunder as separate “advances”, with no stated maximum limit of loan principal. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest of each loan is due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due on June 4, 2015. As a result of the previously discussed sale of this property in February 2014, the balance of the note receivable was paid in full.

NOTE 8 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

During the year ended December 31, 2013, the Company's equity share of the net losses in Condor totaled $5,626,567, which exceeded the Company's combined investment of $160,353 and note receivable of $5,193,577. As a result, the Company had an unrecognized loss of $272,637, which was carried forward.

During the six months ended June 30, 2014, the Company advanced $2.1 million to Condor. The Company recorded the previously unrecognized loss of $272,637 and its equity share of net loss from Condor of $144,623 for a total recognized loss of $417,260 during the six months ended June 30, 2014.

The Company's investment in Condor has a balance of $0 and will not increase until the Company's share of income from Condor exceeds the $5,610,837 valuation allowance currently applied against the balance of the Company's note receivable to Condor.

As of June 30, 2014 and December 31, 2013, the Company has a note receivable of $7,033,160 and $5,005,108, respectively, plus accrued interest of $23,741 and $188,469, respectively, due from Condor.

As of June 30, 2014 and December 31, 2013, the Company has unrecognized losses of $0 and $272,637, respectively, in excess of its basis in Condor (the Company recognized all losses for the three and six months ended June 30, 2014).

The Company is subject to recording its 20% proportionate share of Condor’s income or losses.  The Company is obligated to maintain, under the membership agreement of Condor, its proportionate share of capital contributions. Below is summarized financial information for Condor.

Summarized balance sheets:

	June 30,	December 31,
	2014	2013
Current assets	$3,707,198	$4,224,369
Oil and gas properties, net	3,544,491	3,533,915
Other long –term assets	108,000	108,000
Total assets	$7,359,689	$7,866,284

Current liabilities	$1,366,644	$3,708,123
Notes payable to affiliates	34,018,349	31,477,643
Other long term liabilities	28,880	11,587
Total liabilities	35,413,873	35,197,353

Members’ equity (deficit)	(28,054,184)	(27,331,069)
Total liabilities and members’ equity (deficit)	$7,359,689	$7,866,284

Summarized statements of operations:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2014	2013
Revenue	$2,047,084	$1,967,865
Operating expenses	(2,092,116)	(3,407,083)
Operating loss	(45,03 2)	(1,439,218)
Interest expense	(678,082)	(378,184)
Net loss	$(723,114)	$(1,817,402)

The Company has an agreement to provide management services to Condor for which Condor owes $111,510 and $75,131 at June 30, 2014 and December 31, 2013, respectively. Total fees billed to Condor were $166,546 and $164,656 in the three months ended June 30, 2014 and 2013, respectively. Total fees billed to Condor were $334,530 and $313,663 in the six months ended June 30, 2014 and 2013, respectively.

Condor owes the Company $40,136 and $47,076 at June 30, 2014 and December 31, 2013, respectively, from production sales related to the Company’s working interests in the Niobrara Asset.

The Company owes Condor $40,290 and $59,448 from production related expenses and $1,853,424 and $2,278,266 related to capital expenditures previously incurred by Condor for the drilling of wells as of June 30, 2014 and December 31, 2013, respectively.

White Hawk Petroleum, LLC

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

As additional consideration for RJC providing the loan evidenced by its Initial Notes and agreeing to provide the funding from the Subsequent Notes, on March 7, 2014, the Company entered into the following transactions in favor of RJC and its affiliate Golden Globe.

●
Red Hawk Purchase - A Purchase and Sale Agreement between Pacific Energy Development Corp.’s (the Company’s wholly-owned subsidiary, “PEDCO”), the Company’s wholly-owned subsidiary, Red Hawk, and Golden Globe (the “Red Hawk Purchase”); which required the Company to convey 50% of the mineral interests and leases acquired in the Continental Acquisition to Golden Globe. The agreement also provided that for three years from March 7, 2014, Golden Globe does not have the right to propose or conduct any operations on the property acquired pursuant to the Red Hawk Purchase, unless (a) approved by Red Hawk, or (b) unless Red Hawk fails to execute the portion of the then current capital expenditure plan related to such applicable assets, provided that Golden Globe may not (i) propose to drill more wells on such lands during the calendar year covered by such capital expenditure plan than are prescribed in the portion of such applicable capital expenditure plan and (ii) propose or conduct any operations on such lands during the following calendar year in excess of the operations budgeted for in the portion of such applicable capital expenditure plan.

●
Asia Sixth Purchase - The Asia Sixth Purchase Agreement between PEDCO and Golden Globe (the “Asia Sixth Purchase”); the principal terms of which required the conveyance of 50% of the Company’s 51% interest in Asia Sixth once acquired by PEDCO and if any part of the $10 million deposit previously paid by the Company in connection with the SSA is returned to the Company, 50% of any such returned funds will be paid to Golden Globe.  On August 1, 2014, the Company terminated the SSA, with each of the Company and RJ Credit, as Golden Globe’s designee, receiving a $5.0 million promissory note from Asia Sixth, thereby satisfying the Company’s obligation to return 50% of the returned deposit to Golden Globe.  See Note 16.

●
Membership Purchase and Plan of Merger - A Membership Interest Purchase Agreement between PEDCO and Golden Globe (the “Membership Purchase”), pursuant to which (i) PEDCO transferred 50% ownership of PEDCO MSL Merger Sub, LLC, a Nevada limited liability company (“MSL Merger Sub”), which was wholly-owned by PEDCO to Golden Globe, (ii) PEDCO’s wholly-owned subsidiary, Pacific Energy Development MSL, LLC (“PEDCO MSL”) merged with and into MSL Merger Sub, with MSL Merger Sub being the surviving entity in the merger, and (iii) MSL Merger Sub changed its name to Pacific Energy Development MSL, LLC.  The effective result of the Membership Purchase and Plan of Merger was that Golden Globe now owns 50% of PEDCO MSL, which owns all of the interests in the Mississippian Asset.

As a result of the transactions effected by the Red Hawk Purchase, Asia Sixth Purchase, Membership Purchase and Plan of Merger, Golden Globe acquired ownership of 50% of all of the Company’s oil and gas assets and properties acquired in connection with the Continental Acquisition, rights to 50% of the Company's right to acquire Asia Sixth which owns the oil and gas assets and properties in Kazakhstan pursuant to the Shares Subscription Agreement, and effective ownership of 50% of the Mississippian Asset. In return, the Company received the financing agreement to acquire the Wattenberg Asset from Continental and provide for future drilling funds and obtain a strategic partner to fund its own portion of the drilling costs for the development of the Company’s properties.

In connection with the March 2014 financing, the Company allocated a portion of the proceeds from the financing to the promissory notes and a portion to the sales of (i) 50% of the Wattenberg Asset acquired from Continental, (ii) 50% of the Company's investment in Asia Sixth and (iii) 50% of the Mississippian Asset on a relative fair value basis. To the extent the proceeds of the financing exceed the portion allocated to the debt the Company recorded a debt discount. To the extent the sales price attributable to the assets was less than the net book value, the Company recorded a loss on sale of assets.

The components of this transaction are as follows:

March 7, 2014
Gross proceeds from issuance of Initial Notes	$34,500,000
Deferred financing costs – paid underwriting fees	(5,381,755)
Original debt issue discount	(1,725,000)
Net Proceeds	$27,393,245

Allocation of proceeds to sale of assets (recorded as additional debt issue discount)
Allocation of proceeds to debt and sale of properties:
Allocated to Wattenberg Asset acquired from Continental sold	$8,747,058
Allocated to Mississippian Assets sold	1,615,488
Allocated to Asia Sixth interest sold	3,055,374
Net proceeds allocated to sales of properties	13,417,920
Net proceeds allocated to Initial Notes	21,082,080
Total proceeds	$34,500,000

Accordingly, total debt discount including the original issue discount and the amount allocated to the sale of assets was $15,142,920.  In addition, additional deferred financing costs for the issuance of 1,000,000 warrants to a placement agent with a fair value of $1,519,601 was recorded.

All deferred financing costs and debt discount amounts are amortized using the effective interest rate method. The amount of the debt discount and deferred financing costs (net of amortization) reflected on the balance sheet as of June 30, 2014 was $14,004,085 and $6,431,146, respectively. Amortization of debt discount, amortization of deferred financing costs and interest expense, related to the Initial Notes, was $902,792, $411,466 and $1,302,629 for the three months ended June 30, 2014, respectively. Amortization of debt discount, amortization of deferred financing costs and interest expense, related to the Initial Notes, was $1,138,820, $519,036 and $1,662,004 for the six months ended June 30, 2014, respectively.

During the six months ended June 30, 2014, there were $278,778 of payments made to reduce the outstanding Initial Notes.

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

Somerley Limited (“Somerley”) acted as the Company’s placement agent with respect to a portion of the Bridge Financing sold to non-U.S. investors. As compensation, Somerley received total cash fees of $40,000 and Bridge Warrants to purchase a total of up to 9,524 shares of the Company’s common stock at an exercise price of $5.25 per share valued at $32,095 using a Monte Carlo simulation model. The Company capitalized these amounts as deferred financing costs which will be amortized over the expected life of the Bridge Financing.

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

The Bridge Notes originally had an annual interest rate of 10% and were due and payable on the earlier to occur of (i) the date that is thirty (30) days following the closing of the Company’s then next underwritten public offering of the Company’s common stock, or (ii) December 31, 2013 (the “Original Maturity Date”). The Bridge Notes are secured by a lien and security interest in all of the Company’s assets, subject to a senior lien on the Company’s Niobrara assets held by MIEJ, an affiliate of MIE Holdings, which secures MIEJ’s loans to date under the Note with MIEJ described below.

Upon maturity, the Company was obligated to pay to the holders an additional payment-in-kind (“PIK”) cash amount equal to 10% of the original principal amount of the Bridge Notes, or $400,000. If an event of default on the Bridge Notes occurred, the principal amount of the Bridge Notes, plus accrued and unpaid interest and the PIK, if any, would have been declared immediately due and payable, subject to certain conditions set forth in the Bridge Notes. These amounts were to be  automatically due and payable upon written notice of holders of a majority of the then-outstanding principal amount in the case of certain types of bankruptcy or insolvency events. The PIK liability was reflected as a debt discount to the principal and amortized over the life of the Bridge Notes, which was estimated upon their original issuance date to be until December 2013.

The Bridge Warrants are exercisable for shares of the Company’s common stock for a period of four (4) years commencing as of their issuance date, at an exercise price of $5.25 per share; provided, however, that the exercise price was to be adjusted to the price per share at which the Company issues common stock in the Company’s next underwritten public offering of common stock, if such price per share is lower than $5.25 per share and such offering occurred within six months of the grant date (provided that no underwritten offering occurred within six months of closing). The Bridge Warrants may be exercised on a cashless basis. The Company determined that these warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could have resulted in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Such warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Monte Carlo simulation valuation model in the period ended March 31, 2013. The Company subsequently determined, as a public offering was not closed prior to the six month expiration of any possible exercise price adjustment on September 22, 2013, that the exercise price of the warrants would not be reset and the derivative feature of the warrants has no value as of the period ending June 30, 2014.

Modification of Bridge Notes

On December 16, 2013, the Company entered into an amendment to the secured promissory notes (the “Amended Notes”) with each of the Bridge Investors of the Bridge Notes.  The Amended Notes provided for (i) the extension of the maturity date of such Bridge Notes, which were originally due on December 31, 2013, to July 31, 2014 (the “New Maturity Date”), (ii) the subordination of the Bridge Notes to certain future qualified senior indebtedness of the Company with a principal amount of at least $5.0 million, (iii) the payment in full of all accrued interest through December 16, 2013, equal to an aggregate of $294,795 due and payable to the Bridge Investors on the Payment Date, (iv) the payment in full of the $400,000 PIK on the original principal amount of such Bridge Notes on the Payment Date (v) the repayment of either none or 50% of the outstanding principal amount due under such Bridge Notes, as elected by the holders on January 8, 2014 (the “Payment Date), of which principal repayment of $1,625,000 was due and payable to the Bridge Investors on the Payment Date as elected by the holders, (vi) the amendment of the interest rate of such Bridge Notes for the Amended Notes from 10% per annum to 12% per annum with respect to the remaining unpaid principal amount of the Bridge Notes (the “Deferred Principal”), and (vii) an additional payment-in-kind cash amount equal to 10% of the Deferred Principal due on the New Maturity Date (the “Additional PIK”). In total, eleven (11) Bridge Investors holding Bridge Notes with an aggregate principal amount outstanding of $3,250,000 elected to defer 50% of their principal, agreeing to defer an aggregate of $1,625,000 in principal amount of the Bridge Notes, and five (5) Bridge Investors holding Bridge Notes with an aggregate principal amount outstanding of $750,000 elected to defer 100% of their principal, for total deferred principal of $2,375,000, and an aggregate Additional PIK due upon the New Maturity Date of $237,500. The Company recorded the Additional PIK as a debt discount to the Amended Notes.

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

The Company accounted for the amendment to the notes with the Bridge Investors as a modification of debt under ASC 405-20, and, accordingly, the unamortized debt discount related to the PIK of $12,544 and debt discount of $8,055 related to the Bridge Warrants prior to the amendment of the notes with the Bridge Investors was amortized over the new expected term of the Amended Notes, which at the time of the amendment was July 2014. In addition, the amounts related to the New Warrants and Additional PIK will also be amortized as interest expense over the new expected term of the Amended Notes.

On January 8, 2014, payment in full was made of all accrued interest through January 8, 2014 equal to an aggregate of $294,795.  On that same date, the payment in full of the $400,000 PIK on the original principal amount of the Bridge Notes was made.  Also on that same date, principal repayment of $1,625,000 was made to the Bridge Investors.

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

The Second Amended Notes amended the Bridge Notes to allow the holders the right to convert up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each Bridge Note outstanding as of the entry into the Second Amended Notes and only up to four (4) total conversions of not less than 25% each); the Additional PIK; and all accrued and unpaid interest under each Bridge Note (collectively, the “Conversion Amount”) into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into being issued in aggregate pursuant to such Second Amended Notes without shareholder approval for such transaction as required by the NYSE MKT rules.  Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

           (A)           prior to June 1, 2014, the Conversion Price shall be $2.15 per share; and

           (B)           following June 1, 2014, the denominator used in the calculation described above shall be the greater of (i) 80% of the average of the closing price per share of the Company’s publicly-traded common stock for the five (5) trading days immediately preceding the date of the conversion notice provided by the holder; and (ii) $0.50 per share.

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

The Company concluded that the Note Purchase Amendment described above constituted a debt extinguishment rather than a debt modification because a significant conversion feature was added to the terms of the note.  As a result, the Company recorded a loss on debt extinguishment of $763,310 in the first quarter of 2014. Accordingly, a debt premium was recorded for the increase in fair value over the carrying value of the notes payable , which is equal to $234,116 after amortization of debt premium  as of June 30, 2014.

In connection with the Note Purchase Amendment, the convertible debenture was also analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that a beneficial conversion feature existed. The Company extinguished the unamortized portion of the debt discounts associated with the warrants and PIK of $110,903 and $148,389, respectively. The Company recorded $211,570 as a debt discount related to the beneficial conversion feature. The debt discount will be amortized over the term of the Second Amended Notes.

In May and June 2014, six holders of Bridge Notes converted an aggregate of $1,371,089 (principal, accrued interest and payment-in-kind amounts) due under the Bridge Notes into an aggregate of 908,724 shares of common stock of the Company.  As of June 30, 2014, Bridge Notes with an aggregate principal amount of $990,041 remain outstanding, plus accrued interest of $59,024 and additional payment-in-kind of $90,000. The aggregate principal and accrued and unpaid interest and payment-in-kind amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes.

The unamortized debt discount as of June 30, 2014 related to the Bridge Notes, the Amended Notes, and the Second Amended Notes is $27,175. The interest expense related to these notes for the three months ended June 30, 2014 and June 30, 2013 was $239,866 and $260,636, respectively. The interest expense related to these notes for the six months ended June 30, 2014 and June 30, 2013 was $471,572 and $350,451, respectively.

See Note 16 for conversions occurring after June 30, 2014.

Related Party Financings

MIE Jurassic Energy Corporation

On February 14, 2013, the Company’s subsidiary, Pacific Energy Development Corp. (“PEDCO”) entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “Note”, the description of which Note below takes into account the amendments to such Note to date) with MIEJ, with an effective date of November 1, 2012. Under the Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million under the Note, with repaid amounts not being permitted to be re-borrowed. Amounts borrowed under the Note were used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset, Niobrara Asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ to Condor with respect to the Mississippian Asset acquisition and applied toward the Company’s purchase price of the Mississippian Asset. When drawn, principal borrowed under the Note carries an interest rate of 10.0% per annum. Principal and accrued interest under the Note is due and payable within ten (10) business days of August 31, 2014. The Note may be prepaid in full by PEDCO without penalty, and is secured by all of PEDCO’s ownership and working interests in the FFT2H, Logan 2H, Waves 1H, State 16-7-60 1H and Wickstrom 18-2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such wells, and PEDCO’s ownership and working interests in each future well drilled and completed in the Niobrara Asset. The Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the Note on March 25, 2013, for a total current principal amount outstanding under the Note of $6.17 million as of June 30, 2014. As of June 30, 2014, approximately $330,000 available for future borrowing by PEDCO under the Note. Further, the Company owes $891,745 in accrued interest at June 30, 2014 under the Note.

NOTE 10 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the three and six months ended June 30, 2014 and 2013.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Deferred income tax assets as of June 30, 2014 and December 31, 2013 are as follows:

	As of June 30, 2014	As of December 31, 2013
Deferred Tax Assets (Liabilities)
Intangible drilling costs	$620,287	$562,342
Net operating losses	6,610,176	4,131,374
Impairment – oil and natural gas properties	(1,133,723)	(1,122,953)
Other	(43,613)	(33,885)
Total noncurrent deferred tax asset	6,053,127	3,536,878

Less: valuation allowance	(6,053,127)	(3,536,878)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at June 30, 2014. The net change in the total valuation allowance for the three and six months ended June 30, 2014 was an increase of $1,439,815 and $2,516,249, respectively.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2014, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through June 30, 2014.

As of June 30, 2014, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $14,840,519 for federal and state tax purposes, respectively. If not utilized, these losses will begin to expire beginning in 2031 for both federal and state purposes.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014, which has been extended for an additional two years with the term now ending in July 2016, for its corporate office space located in Danville, California. The obligation under this lease as of June 30, 2014 is $106,631.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the Wattenberg Asset, 172 net acres are due to expire in the six months remaining in 2014 (340 net acres did expire during the six months ended June 30, 2014), 6,337 net acres expire in 2015, 2,336 net acres expire in 2016 and 4,617 net acres expire thereafter, (net to our direct ownership interest only). In the Niobrara Asset, 40 net acres are due to expire in 2014 (no net acres expired during the six months ended June 30, 2014), 423 net acres expire in 2015, 453 net acres expire in 2016 and 589 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through an active program of drilling and completing producing wells. Where the Company is not able to drill a well before lease expiration, the Company may seek to extend leases where able. In addition, all of our net acres in the Mississippian asset will expire in 2014 if we do not drill at least three (3) long horizontal wells in the asset by December 29, 2014.  If our extension options expire and we have to renew such leases on new terms, we could incur significant cost increases, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire.

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

NOTE 12 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At June 30, 2014, the Company was authorized to issue 100,000,000 shares of its Series A preferred stock with a par value of $0.001 per share.

At June 30, 2014, there were -0- shares of the Company’s Series A preferred stock outstanding.

COMMON STOCK

At June 30, 2014, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the six months ended June 30, 2014, the Company issued shares of common stock or restricted common stock as follows:

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

On May 21, 2014, the Company issued 18,676 shares of common stock in settlement of accrued compensation of $125,500 due to the members of the Board of Directors of Blast Energy Services, Inc. (“Blast”).  This amount was converted at $6.72 per share under debt conversion agreements entered into at the time of the Company’s merger with Blast.

In May and June 2014, six holders of Bridge Notes converted an aggregate of $1,371,089 (principal, accrued interest and payment-in-kind amounts) due under the Bridge Notes into an aggregate of 908,724 shares of common stock of the Company.  As of June 30, 2014, Bridge Notes with an aggregate principal amount of $990,041 remain outstanding, plus accrued interest of $59,024 and additional payment-in-kind of $90,000. The aggregate principal and accrued and unpaid interest and payment-in-kind amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes.

Stock compensation expense recorded related to restricted stock during the six months ended June 30, 2014 was $1,376,565.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of June 30, 2014, 3,424 shares of common stock granted under the 2003 Stock Option Plan and 2009 Stock Incentive Plan approved when the Company was known as Blast Energy Services, Inc. (“Blast”) remain outstanding and exercisable. No options were issued under these plans in 2013, or during the six months ended June 30, 2014.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014 to increase by 5,000,000 the number of shares of common stock reserved for issuance under the Plan. A total of 7,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 1,270,752 shares have been issued as restricted stock, 184,500 shares are subject to issuance upon exercise of issued and outstanding options, and 5,544,748 remain available for future issuance as of June 30, 2014.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of June 30, 2014, options to purchase an aggregate of 405,804 shares of the Company’s common stock and 591,791 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

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

During the six months ended June 30, 2014, the Company recognized stock option based compensation expense of $89,977. The remaining amount of unamortized stock options expense at June 30, 2014 was $184,549.

The intrinsic value of outstanding and exercisable options at June 30, 2014 was $1,978,446.

The intrinsic value of outstanding and exercisable options at December 31, 2013 was $2,178,812 and $1,983,579, respectively.

Option activity during the six months ended June 30, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2014	1,404,724	$0.80	8.09
Granted	80,000	2.50
Exercised	(25,000)	0.24
Forfeited and cancelled	-

Outstanding at June 30, 2014	1,459,724	$0.90	7.44

Exercisable at June 30, 2014	1,311,024	$0.65	7.78

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

Reissuance of Warrants

On June 30, 2014, the Company re-issued two warrants to MIE Jurassic Energy Corporation (“MIEJ”), the Company's joint venture partner in Condor , in order to extend their exercise terms through June 30, 2015 (the “Warrants”). The Warrants were originally issued on May 23, 2012 to MIEJ and expired unexercised pursuant to their terms on May 23, 2014. These two re-issued Warrants have the same terms and conditions as the originally issued warrants, including being exercisable on a cash-only basis for 166,667 shares of common stock of the Company at $3.75 per share and for 166,667 shares of common stock of the Company at $4.50 per share, subject to listing approval of the shares issuable upon exercise of the Warrants by the NYSE MKT. The Warrants were re-issued in consideration of the Company’s continued relationship with, and financial support from, MIEJ,  and simply extended the exercise term of the previously issued warrants. The fair value of these warrants using the Black-Scholes model is $84,353 and was recorded as stock compensation expense. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) a discount rate of 0.11%, (2) expected term of 1 year, (3) expected volatility of 83%, and (4) zero expected dividends.

The intrinsic value of outstanding as well as exercisable warrants at June 30, 2014 and December 31, 2013 was $-0- and $125,335, respectively.

Warrant activity during the six months ended June 30, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2014	3,053,370	$4.12	2.49
Granted	1,333,334	1.87
Exercised	(62,980)	0.27
Forfeited and cancelled	(1,337,020)	4.39

Outstanding at June 30, 2014	2,986,704	$3.08	2.98

Exercisable at June 30, 2014	2,986,704	$3.08	2.98

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

The Original PEDCO-MIEJ Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the Original PEDCO-MIEJ Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the Original PEDCO-MIEJ Note on March 25, 2013, for a total current principal amount outstanding under the Amended Note of $6.17 million as of June 30, 2014. There is currently approximately $330,000 available for future borrowing by PEDCO under the Amended Note. Further, the Company owes $891,745 in accrued interest at June 30, 2014 under the Amended Note.

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

Accounts Payable – Condor. Accruals for drilling costs due to Condor as a working interest owner and revenue receivable due from Condor as a working interest owner represent capital expenditures, lease operating expenses and revenues allocable to the Company for its various working interests in the wells from 12.60% to 18.75% and its net revenue interest varies from 10.01% to 15.00%. At June 30, 2014, Condor owes the Company $40,136 from production sales related to the Company’s net revenue interest in the Niobrara Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet. At June 30, 2014, the Company owes Condor $40,290 from production related expenses and $1,853,424 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. Related to the February 22, 2013 Agreement for Purchase of Term Assignment (the “Purchase Agreement”) between PEDCO MSL and Berexco for the acquisition of the Mississippian Asset and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117, the $864,866 initial deposit due from PEDCO MSL to Berexco were funds which were initially held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. In February 2013, MIEJ elected not to participate in the Mississippian Asset acquisition transaction through Condor, the seller and PEDCO MSL agreed to restructure the Mississippian Asset acquisition transaction to provide for PEDCO MSL to be the sole buyer and apply the performance deposit previously paid toward the purchase price due from us in the restructured transaction, and PEDCO MSL was obligated to refund to Condor the amount of $432,433 representing the 50% of the deposit paid by MIEJ to Condor, which amount was repaid on March 7, 2014. As of December 31, 2013, the $432,433 is reflected in accounts payable - related party in the accompanying balance sheet.

During the three and six months ended June 30, 2014, the Company charged $166,546 and $334,530, respectively, in expenses related to a management services agreement with Condor. This management fee represents an amount agreed upon between MIEJ and the Company as being reflective of the approximate amount of time and resources the Company personnel dedicates to Condor-related matters on a monthly basis. Prior to November 1, 2012, the Company charged a monthly management fee of $28,250 to Condor. Condor paid a monthly management fee of $54,885 through 2013 based on the agreed upon 2013 budget, which was further revised during the period ended June 30, 2014 to $55,755 per month. As of June 30, 2014, the Company had accrued $111,510 in amounts due from Condor under the agreement.

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

NOTE 16 – SUBSEQUENT EVENTS

Issuance of Restricted Stock

On July 1, 2014, the Company granted an aggregate of 1,370,000 shares of its restricted common stock with an aggregate fair value of $2,657,800, based on the market price on the date of grant, to certain employees of the Company pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s 2013 annual equity incentive compensation review process. With respect to 1,285,000 of the shares, 20% of the shares vest six months from the date of grant, 20% vest nine months from the date of grant, 20% vest one year from the date of grant, 10% vest eighteen months from the date of grant, 10% vest two years from the date of grant, 10% vest thirty months from the date of grant and the final 10% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company. With respect to 85,000 of the shares, 25% of the shares vest six months from the date of grant, 15% vest one year from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company.  All shares of restricted common stock granted under the 2012 Equity Incentive Plan are held in escrow and will be released to the employees upon the date the shares vest.

Issuance of Common Stock

On July 14, 2014, the Company issued 57,425 shares of common stock to a holder of its Bridge Notes. The holder converted $87,653 of principal, interest and payment-in-kind (“PIK”) equal to 10% of the unpaid principal amount of the Bridge Notes.  Debt discount of $7,468 that was being amortized over the expected life of the Bridge Notes was expensed.

On July 15, 2014, the Company issued 22,500 shares to a financial advisor valued at $2.17 per share for a consulting services agreement signed by the Company during the second quarter in the amount of $48,825. This was reported as a stock payable as of June 30, 2014.

On July 18, 2014, the Company issued 197,416 shares of common stock to a holder of its Bridge Notes. The holder converted $292,806 of principal, interest and payment-in-kind (“PIK”) equal to 10% of the unpaid principal amount of the Bridge Notes.  Debt discount of $6,132 was being amortized over the expected life of the Bridge Notes.

Issuance of Options to Purchase Common Stock

On July 1, 2014, the Company granted options to purchase an aggregate of 267,500 shares of common stock to certain of its consultants and employees at an exercise price of $1.94 per share, pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s 2013 annual equity incentive compensation review process. The options have terms of five years and fully vest in June 2017.  25% vest six months from the date of grant, 15% vest one year from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest thirty months from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company.   The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $293,185. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.66%, (2) expected term of 3.5 years, (3) expected volatility of 77%, and (4) zero expected dividends.

Kazakhstan Acquisition Restructuring

On August 1, 2014, the Company entered into a series of agreements pursuant to which the Company restructured its planned acquisition of indirect interests in Aral, an entity established under the laws of Kazakhstan, which currently holds a 100% operated working interest in production and exploration licenses covering a contract area issued by the Republic of Kazakhstan that expires in 2034, which contract area covers 380,000 acres within the North Block located in the Pre-Caspian Basin in Kazakhstan.  The restructuring was done in order to simplify and consolidate the capital structure and management of Aral and its disparate stakeholders, improve the debt position of Aral,  provide Aral with additional financing to fund its operations going forward, and eliminate any and all funding obligations the Company may  have had under the previously contemplated ownership structure  (collectively, the “Aral Restructuring”).

As described above in Note 6, on September 11, 2013 the Company entered into a Shares Subscription Agreement (the “SSA”) with Asia Sixth, which entity currently holds a 60% interest in Aral, and which holding was anticipated to increase to 66.5% following the completion of certain transactions previously planned to occur between Asia Sixth and its other partner in Aral, Caspian Energy holds a 40% interest in Aral.  As previously contemplated under the SSA, the Company would acquire shares of Asia Sixth representing 51% of the issued and outstanding capital stock of Asia Sixth (the “Asia Sixth Shares”), in exchange for the payment by the Company of $10 million to Asia Sixth (the “Deposit”), which was previously paid by the Company to Asia Sixth in 2013.  Subsequent to the Company’s entry into the SSA, in connection with the Company’s closing of its acquisition of certain assets from Continental Resources, Inc. and entry into a debt facility with RJ Credit, LLC and affiliates thereof, the Company assigned 50% of its right and interest to acquire the capital stock of Asia Sixth to an affiliate of RJ Credit, LLC  (“RJ Credit”) and 50% of the Deposit in the event the transaction with Asia Sixth was terminated, with the affiliate of RJ Credit also assuming a 50% obligation to fund the Final Subscription Price to the extent due to Asia Sixth at closing, as more fully disclosed by the Company in its Current Report on Form 8-K filed with the SEC on March 10, 2014.

In connection with the Aral Restructuring, on August 1, 2014 the Company entered into a Termination Agreement of the Shares Subscription Agreement (SSA) Dated September 11, 2013, by and among The Sixth Energy Limited (“Sixth Energy”), Asia Sixth and PEDCO (the “Termination Agreement”). The Termination Agreement provides for the termination of the previous SSA as a precondition to the Aral Restructuring.  Under the Termination Agreement, the Company received a promissory note in the principal amount of $5.0 million from Asia Sixth (the “A6 Promissory Note”), secured by a first priority security interest in all of the assets of Asia Sixth. The A6 Promissory Note represents the Company’s interest in the Deposit originally paid to Asia Sixth by the Company under the SSA following the assignment of 50% of the Company's right and interest to acquire the capital stock of Asia Sixth to an affiliate of RJ Credit.  The A6 Promissory Note is due and payable upon the termination of the Caspian Purchase Agreement (defined below), with interest accruing at the rate of 10% per annum, compounded daily, in the event the A6 Promissory Note is not paid in full on or before such termination date.

In addition, the Company entered into a purchase agreement by and among Caspian Energy, Caspian Energy Limited, Asia Sixth, Groenzee B.V., Pacific Energy Development Corp., Giant Dragon Enterprises Limited, ACAP Limited, and RJ Credit (the “Caspian Purchase Agreement”).  Pursuant to the Caspian Purchase Agreement, upon the closing of the transactions contemplated thereunder, (i) the Company will receive a 5.0% interest in Caspian Energy in exchange for the assignment of the A6 Promissory Note to Caspian Energy, (ii) all of Asia Sixth’s direct and indirect ownership in Aral shall be exchanged for equity interests in Caspian Energy, with Aral becoming a wholly-owned subsidiary of Caspian Energy, (iii) approximately $25.4 million in debt owed by Asia Sixth as a result of the termination of the SSA and certain other agreements (including the debt now owed to the Company) will be converted into Caspian Energy capital stock, (iv) substantially all of Aral’s existing debt will be consolidated and held directly or indirectly by Caspian Energy as Aral’s new parent company, and (v) Sixth Energy and certain other shareholders of Caspian Energy shall provide a loan facility of up to an additional $21.5 million to Aral to fund its operations and development efforts.

The closing of the transactions contemplated under the Caspian Purchase Agreement are anticipated to occur no later than July 2015, subject to the satisfaction of certain customary closing conditions including the approval of the Agency of the Republic of Kazakhstan for the Protection of Competition and the MOG, the MOG’s waiver of its pre-emptive purchase right with respect to the transaction, and receipt of Caspian Energy shareholder approval of the transaction.

Upon the closing of the transactions contemplated under the Termination Agreement and Caspian Purchase Agreement, the Company will hold 5.0% of the common stock of Caspian Energy, which entity’s shares are publicly-traded on the NEX board of the TSX Venture Exchange.  The Company will hold these shares on an unrestricted basis (subject to any regulatory holding periods), and as a minority shareholder in Caspian Energy, the Company will not be subject to future capital calls or funding obligations, or any other obligations or requirements, that the Company might otherwise have been subject to as a major shareholder of Asia Sixth as previously contemplated under the original SSA.

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

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 31 of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014, as amended.

Our Business

PEDEVCO Corp. (the “Company”, “PEDEVCO”, “we” and “us”) is an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the United States, and a secondary focus on conventional oil and natural gas plays.  Our current operations are located primarily in the Wattenberg and Niobrara Shale plays in the Denver-Julesburg Basin (the “DJ Basin”) in Weld and Morgan Counties, Colorado, and the Mississippian Lime play in Comanche, Harper, Barber and Kiowa Counties, Kansas.  In March 2014, we expanded our DJ Basin position into the Wattenberg and Wattenberg Extension through the acquisition of additional oil and gas working interests from Continental Resources, Inc. (“Continental”), which now includes approximately 14,000 net operated acres and interests in 42 wells located in Weld and Morgan Counties, Colorado, which we refer to as the “Wattenberg Asset.”  We also hold an interest in the North Sugar Valley Field in Matagorda County, Texas, though we consider this a non-core asset.   We have also entered into agreements to acquire a 5% interest in a Canadian publicly-traded company which is in the process of acquiring a 100% working interest in production and exploration licenses covering an approximate 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan, which we plan to close upon receipt of required approvals from the Kazakhstan government and satisfaction of other customary closing conditions, which are planned to be satisfied on or before July 2015.

We have approximately 16,350 net acres of oil and gas properties in the DJ Basin, including 13,995 net acres in our recently acquired Wattenberg Asset, and 2,384 net acres of oil and gas properties in our Niobrara Asset. Our wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), holds our Wattenberg Asset with interests in 42 wells, 11 of which are operated by Red Hawk, 16 are non-operated, and Red Hawk has an after-payout interest in 15. On April 2, 2014, Red Hawk also elected to participate to its full working interest percentage of 12.5% in each of three new long horizontal wells located in the Wattenberg area of the DJ Basin in Weld County, Colorado, that were drilled in January 2014 and completed by a third party operator in April 2014. In March 2014, we also elected to participate to our full working interest percentage of 0.45% in a fourth long horizontal well located in the Wattenberg area of the DJ Basin in Weld County, Colorado, that was spud by Bonanza Creek in May 2011 and is currently producing.

On June 17, 2014, we received approval from the Oil and Gas Conservation Commission of the State of Colorado (COGCC) for the drilling of up to 79 new horizontal wells comprising 7 spacing units covering a total of approximately 6,700 gross acres in our recently acquired Wattenberg Asset located in Weld County, Colorado.  With these approvals now in hand, we plan to commence drilling operations in mid-August 2014 on our initial 3 horizontal wells to be drilled and completed in our recently acquired Wattenberg Asset. We have identified all key service providers, and have cash on hand and an established drilling credit line necessary to drill and complete these wells as scheduled. We plan to drill these wells from a single pad at an estimated gross cost of approximately $4.2 million per well with an approximately 45% net working interest in each, with each well planned to receive an 18 stage enhanced frac treatment with lateral lengths between 4,000 and 4,500 feet, and with completion and initial results expected to be available in late-October 2014.

We plan to drill, and to participate in the drilling of, approximately 13 total wells (equivalent to  4.5 net wells to us) in our Wattenberg and Niobrara Assets during 2014, including both operated and non-operated wells. Both the Wattenberg and Niobrara Assets are located in the DJ Basin and substantially in Weld County, Colorado.

Condor Energy Technology LLC (“Condor”), in which we own a 20% interest and manage with an affiliate of MIE Holdings Corporation (described in greater detail below under “Strategic Alliances” – “MIE Holdings”), operates our Niobrara Asset, including five wells in the Niobrara Asset with average daily production June 30, 2014 of approximately 215 BOE/D (50 BOE/D net).

We believe our current Wattenberg Asset could contain approximately a gross total of 1,256 gross (175 net) drilling locations, and our Niobrara Asset could contain a gross total of 212 gross (81 net) drilling locations, for a combined total of 1,468 gross (256 net) possible drilling locations in the DJ Basin, based on 40 and 80 acre spacing.

We have approximately 7,006 gross (3,443 net acres) of oil and gas properties in the Mississippian Lime play, which we own an indirect 49% working interest in and operate (the “Mississippian Asset”). We believe the Mississippian Asset could contain a total of 42 gross (21 net) drilling locations, based on 160 acre spacing. We plan to drill 3 wells (equivalent to 1.5 net wells to us) in our Mississippian Asset during the fourth quarter of 2014.

The Company uses the equity method to account for its 20% ownership in Condor, which owns and operates oil and gas properties in our Niobrara Asset.  Accordingly, all assets and liabilities of Condor are reflected as equity investment in our consolidated balance sheets and all revenues, operating expenses and other income and expenses are reflected as earnings/loss on equity investments in our consolidated statements of operations in accordance with U.S. generally accepted accounting principles (“GAAP”) reporting requirements.

We have listed below the total production volumes and total revenue  net to  PEDEVCO for the three and six months ended June30, 2014 and 2013 attributable to PEDEVCO's directly held Niobrara Asset and Red Hawk's Wattenberg Asset,  along with the calculated production volumes and revenue numbers for PEDEVCO's Niobrara Asset held indirectly through Condor that would be net to PEDEVCO’s interest if reported on a consolidated basis. Red Hawk is consolidated at 100% into PEDEVCO’s results in accordance with U.S. “GAAP” but has been shown separately below due to the acquisition in 2014 and the effect on prior year comparisons.

Three months ending June 30, 2014 (Net to PEDEVCO)	Niobrara Directly Held	Niobrara Held in Condor	Red Hawk	Combined Net to PEDEVCO’s interest

Oil volume (BBL)	758	1,795	27,310	29,863
Gas volume (MCF)	1,013	3,580	9,537	14,130
Volume equivalent (BOE) (1)	927	2,392	28,900	32,218
Revenue (000’s)	$76	$188	$1,991	$2,255

Three months ending June 30, 2013 (Net to PEDEVCO)	Niobrara Directly Held	Niobrara Held in Condor	Red Hawk	Combined Net to PEDEVCO’s interest

Oil volume (BBL)	1,715	1,896	-	3,611
Gas volume (MCF)	1,766	1,765	-	3,531
Volume equivalent (BOE) (1)	2,009	2,190	-	4,199
Revenue (000’s)	$156	$172	$-	$328

Six months ending June 30, 2014 (Net to PEDEVCO)	Niobrara Directly Held	Niobrara Held in Condor	Red Hawk	Combined Net to PEDEVCO’s interest

Oil volume (BBL)	1,665	4,088	35,385	41,138
Gas volume (MCF)	2,084	8,029	14,481	24,594
Volume equivalent (BOE) (1)	2,012	5,426	37,799	45,237
Revenue (000’s)	$160	$409	$2,740	$3,309

Six months ending June 30, 2013 (Net to PEDEVCO)	Niobrara Directly Held	Niobrara Held in Condor	Red Hawk	Combined Net to PEDEVCO’s interest

Oil volume (BBL)	3,862	4,182	-	8,044
Gas volume (MCF)	3,087	2,773	-	5,860
Volume equivalent (BOE) (1)	4,377	4,644	-	9,021
Revenue (000’s)	$367	$394	$-	$761

(1) 6 Mcf of natural gas is equivalent to 1 barrel of oil.

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

Strategic Alliances

Golden Globe

On March 7, 2014, in connection with our acquisition of the Wattenberg Asset, we entered into a $50 million 3-year term debt facility with various investors including RJ Credit LLC, a subsidiary of a New York-based investment management group with more than $1.3 billion in assets under management specializing in resource investments.  As part of the transaction, Golden Globe Energy Corp. (“Golden Globe”) (an affiliate of RJ Credit LLC) acquired (i) an equal 13,995 net acre position in the assets acquired from Continental, and (ii) 50% of our ownership interest in Pacific Energy Development MSL, LLC, which holds our Mississippian Asset, thereby making Golden Globe an equal working interest partner with us in the development of our Wattenberg and Mississippian Assets, allowing us to undertake a more aggressive drilling and development program in 2014 and beyond. Golden Global also acquired 50% of our then ownership rights under the SSA, described below under “Kazakhstan Acquisition Restructuring”.

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

MIE Holdings has been a valuable partner providing us necessary capital in the early stages of our development. It purchased 1,333,334 shares of our Series A preferred stock, which were automatically converted into 1,333,334 shares of our common stock in January 2013 and are still held by MIE Holdings, and acquired an 80% interest in Condor for total consideration of $3 million, and as of June 30, 2014, has loaned us $6.17 million through a short-term note to fund operations and development of the Niobrara Asset and $432,433 toward the acquisition of the Mississippian asset, of which we repaid $432,433 in March 2014.

STXRA

On October 4, 2012, we established a technical services subsidiary, Pacific Energy Technology Services, LLC, which is 70% owned by us and 30% owned by South Texas Reservoir Alliance, LLC, which we refer to as STXRA, through which we plan to provide acquisition, engineering, and oil drilling and completion technology services in joint cooperation with STXRA in the United States. While Pacific Energy Technology Services, LLC currently has no operations, only nominal assets and liabilities and limited capitalization, we anticipate actively developing this venture in 2014.

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

Wattenberg Asset

On March 7, 2014, through our wholly-owned subsidiary Red Hawk, we completed the acquisition of 13,995 net acres of oil and gas properties covering approximately 178  sections, and interests in 38 wells located in the DJ Basin, Colorado, from Continental for approximately $28.5 million in cash, and the assumption of approximately $845,000 of suspense accounts payable to royalty owners, mineral owners and other persons with an interest in production associated with the assets acquired, pertaining to oil and gas produced, which Continental had not paid as of closing.  All of Continental’s leases and related rights, oil and gas and other wells, equipment, easements, contract rights, and production effective as of the December 1, 2013 effective date of the agreement were included in the purchase.

This acreage, which we refer to as the Wattenberg Asset, is located in the Wattenberg and Wattenberg Extension Areas of the DJ Basin in Weld and Morgan Counties, Colorado.

In order to finance the acquisition of the Wattenberg Asset, and provide us with sufficient capital to immediately commence a meaningful development program covering this new acreage, we entered into a 3-year term debt facility with Golden Globe as described above under “Golden Globe”.

We plan to drill, and to participate in the drilling of, approximately 16 total wells (equivalent to 6 net wells to us) in our Wattenberg and Niobrara Assets during 2014, including both operated and non-operated wells. Both the Wattenberg and Niobrara Assets are located in the DJ Basin and substantially in Weld County, Colorado.  We plan to utilize the $15.5 million drilling facility agreed to be provided by RJ Credit LLC, drawdowns under which are subject to certain prerequisites, requirements and conditions (described in greater detail below under “Historical Liquidity and Capital Resources” – “Secured Debt Funding”), cash on hand, proceeds from future equity offerings, internally generated cash flow, and future debt financings to aggressively develop these assets.

Niobrara Asset

As of June 30, 2014, we held 2,384 net acres in oil and natural gas properties covering approximately 9,067 gross acres that are located in Morgan and Weld Counties, Colorado that include the Niobrara formation, which we refer to as the Niobrara Asset. We hold 972 of our Niobrara leased acreage directly, and hold the remaining 1,412 acres through our ownership in Condor, which holds 7,058 acres in the leased acreage in the Niobrara Asset.

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

Condor has drilled and completed five horizontal wells on the Niobrara Asset, including the FFT2H, Waves 1H and Logan 2H wells in 2012, with initial production rates of 437 BOE/D, 588 BOE/D, and 585 BOE/D, respectively, and the State 16-7-60 1H and Wickstrom 18-2H wells in 2013, with initial production rates of  1,013 BOE/D and 479 BOE/D, respectively, all from the Niobrara “B” Bench target zone.

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

Effective March 7, 2014, pursuant to a Membership Interest Purchase Agreement (the “Membership Purchase Agreement”) entered into by and between Pacific Energy Development Corp. (“PEDCO”) and Golden Globe, PEDCO agreed to sell 50% of PEDCO MSL Merger Sub LLC, LLC, a Nevada limited liability company (“MSL Merger Sub”), which was wholly-owned by PEDCO immediately prior to the transactions contemplated by the Membership Purchase Agreement, to Golden Globe. The Membership Purchase Agreement contained customary representations, warranties, covenants and requirements for PEDCO to indemnify Golden Globe, subject to the terms and conditions of the Membership Purchase Agreement.  Immediately subsequent to the closing of the transactions contemplated by the Membership Purchase Agreement, PEDCO’s wholly-owned subsidiary, Pacific Energy Development MSL, LLC (“PEDCO MSL”) and MSL Merger Sub, entered into an Agreement and Plan of Merger (the “Plan of Merger”), pursuant to which PEDCO MSL merged with and into MSL Merger Sub, with MSL Merger Sub being the surviving entity in the merger, and concurrently therewith effecting a name change to Pacific Energy Development MSL, LLC, which was effected pursuant to the filing of Articles of Merger with the Secretary of State of Nevada and effective March 10, 2014.  The effective result of the Membership Purchase Agreement and Plan of Merger is that Golden Globe now owns 50% of PEDCO MSL.  As a result of the transactions effected by the Membership Purchase Agreement and Plan of Merger, Golden Globe acquired effective ownership of 50% of the Mississippian Asset, with the Company now owning an indirect 49% working interest in the Mississippian Asset covering an aggregate of approximately 7,006 gross (3,443 net) acres.

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

We serve as the operator of the Mississippian Asset, which includes both undeveloped and held-by-production (HBP) positions. We anticipate drilling the first three wells on the Mississippian Asset by the end of 2014. The Mississippian oil play is one of the latest oil plays that have recently captured attention in the industry, and we believe that there is an opportunity to acquire additional interests in this emerging play on attractive terms.

Wattenberg Asset and Niobrara Asset Reserves Estimates

The following table sets forth as of July 1, 2014, the estimated net proved oil and natural gas reserves and the estimated present value (discounted at an annual rate of ten percent (10%)) of estimated future net revenues before future income taxes (PV-10) of our reserves with respect solely to the Niobrara “A”, “B” and “C” Benches of our Wattenberg Asset and our Niobrara Asset, each prepared in accordance with assumptions described by the SEC.  The information presented below does not reflect any reserves that may be attributable to the Codell, Greenhorn, J-Sands or other prospective formations available for development in both our Wattenberg Asset and our Niobrara Asset, formations that are actively being pursued by companies in our area and which we will be eagerly watching their operations and results, nor does it reflect any reserves that we may have in our North Sugar Valley Asset or any other of our  assets. Lastly, these numbers only reflect a development plan that contemplates developing approximately 50% of our available Wattenberg Asset acreage.

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

Due to the inherent uncertainties and the limited nature of reservoir data, reserves are subject to change as additional information becomes available. The estimates of reserves are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

	Reserves at July 1, 2014
Reserve Category	Oil (Bbls)	Natural Gas (MMcf)	Total (BOE) (3)	PV-10(4) ('000s)
Proved Reserves
Proved Developed Producing (PDP)
-Wattenberg Held by Red Hawk	257,070	449	331,903	$10,893
-Niobrara Held Directly (1)	15,020	31	20,187	618
- Niobrara Held in Condor (2)	30,890	64	41,557	1,339
Total Proved Developed Producing (PDP)	302,980	544	393,647	12,850

Proved Undeveloped (PUD)
- Wattenberg Held by Red Hawk	3,593,950	7307	4,811,783	42,119
-Niobrara Held Directly (1)	85,610	178	115,277	(397)
- Niobrara Held in Condor (2)	220,508	458	296,841	(849)
Total Proved Undeveloped (PUD)	3,900,068	7,943	5,223,901	40,873

Total Proved Reserves (1P)	4,203,048	8,487	5,617,548	53,723

Additional Reserves
Probable Developed Producing (PBDP)
- Wattenberg Held by Red Hawk	509,870	859	653,037	25,675
-Niobrara Held Directly (1)	3,310	7	4,477	144
- Niobrara Held in Condor (2)	6,552	14	8,885	286
Total Probable Developed Producing (PBDP)	519,732	880	666,399	26,105

Probable Undeveloped (PBUD)
- Wattenberg Held by Red Hawk	390,950	803	524,783	13,275
-Niobrara Held Directly (1)	284,460	590	382,793	767
- Niobrara Held in Condor (2)	288,508	599	388,341	1,089
Total Probable Undeveloped (PBUD)	963,918	1992	1,295,917	15,131

Total Probable Reserves	1,483,650	2,872	1,962,316	41,236
Total 2P Reserves (Proved + Probable)	5,686,698	11,359	7,579,864	94,959

Possible Developed Producing (PSDP)
- Wattenberg Held by Red Hawk	106,760	181	136,927	4,145
-Niobrara Held Directly (1)	3,390	7	4,557	148
- Niobrara Held in Condor (2)	6,694	14	9,027	294
Total Possible Developed (PSDP)	116,844	202	150,511	4,587

Possible Undeveloped (PSUD)
- Wattenberg Held by Red Hawk	3,978,960	8,098	5,328,627	47,850
-Niobrara Held Directly (1)	147,780	307	198,947	2,137
- Niobrara Held in Condor (2)	214,498	445	288,665	2,594
Total Possible Undeveloped (PSUD)	4,341,238	8,850	5,816,239	52,581

Total Possible Reserves	4,458,082	9,052	5,966,750	57,168
Total 3P Reserves (Proved + Probable + Possible)	10,144,780	20,411	13,546,614	$152,127

(1)	Includes reserves attributable to our directly held interest in the Niobrara Asset.
(2)
Includes reserves related to PEDEVCO investment in Condor Energy Technology, LLC of 20%, and is accordingly attributed 20% of the reserves set forth in the Reserves Report included as an exhibit to this Quarterly Report.

(3)	6 Mcf of natural gas is equivalent to 1 barrel of oil.
(4)
In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at July 1, 2014. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended June 30, 2014. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

Recent Developments

Bridge Note Amendment and Conversions

During June and July 2014, holders of seven (7) of the Company’s Secured Promissory Notes, originally issued by the Company on March 22, 2013, as amended on December 16, 2013 and March 7, 2014 (the “Bridge Notes”), exercised their option to convert a portion or all of their Bridge Notes to common stock of the Company.  The Company issued an aggregate of 1,163,565 shares of common stock of the Company to holders of Bridge Notes upon conversion of an aggregate of $1,751,549 in principal, accrued interest, and payment-in-kind outstanding under such Bridge Notes.  The Bridge Notes were converted pursuant to the terms of that certain Second Amendment to Secured Promissory Notes, dated March 7, 2014 (the “Second Amendment”).

Following these Bridge Note Conversions, an aggregate principal amount of $875,000 of the original $4 million principal amount of the Bridge Notes remains issued and outstanding, of which $625,000 of  principal, plus accrued and unpaid interest and payment-in-kind, is convertible into common stock of the Company pursuant to the terms of the Bridge Notes.

Kazakhstan Acquisition Restructuring

On August 1, 2014, the Company entered into a series of agreements pursuant to which the Company restructured its planned acquisition of indirect interests in Aral Petroleum Capital Limited Liability Partnership (“Aral”), an entity established under the laws of Kazakhstan, which currently holds a 100% operated working interest in production and exploration licenses covering a contract area issued by the Republic of Kazakhstan that expires in 2034, which contract area covers 380,000 acres within the North Block located in the Pre-Caspian Basin in Kazakhstan.  The restructuring was done in order to simplify and consolidate the capital structure and management of Aral and its disparate stakeholders, improve the debt position of Aral, provide Aral with additional financing to fund its operations going forward, and eliminate any all all funding obligations the Company may have had under the previously contemplated ownership structure   (collectively, the “Aral Restructuring”).

As previously disclosed by the Company, on September 11, 2013 the Company entered into a Shares Subscription Agreement (the “SSA”) with Asia Sixth Energy Resources Limited (“Asia Sixth”), a company incorporated under the laws of the British Virgin Islands, which entity currently holds a 60% interest in Aral, and which holding was anticipated to increase to 66.5% following the completion of certain transactions previously planned to occur between Asia Sixth and its other partner in Aral, Caspian Energy Inc., an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange that currently holds a 40% interest in Aral (“Caspian Energy”).  As previously contemplated under the SSA, the Company would acquire shares of Asia Sixth representing 51% of the issued and outstanding capital stock of Asia Sixth (the “Asia Sixth Shares”), in exchange for the payment by the Company of $10 million to Asia Sixth (the “Deposit”), which was previously paid by the Company to Asia Sixth in 2013, plus a final subscription price payment due at the closing equal to a maximum of up to an additional $20 million, depending upon the volume of oil produced by Aral at the time of closing (the “Final Subscription Price”), which volume thresholds were achieved in February 2014 prior to Aral’s production being voluntarily halted by Aral pending receipt of a required gas-flaring permit from the Government of Kazakhstan, or finalization of a gas off-take agreement for the sale of gas produced from the asset.  Subsequent to the Company’s entry into the SSA, in connection with the Company’s closing of its acquisition of certain assets from Continental Resources, Inc. and entry into a debt facility with RJ Credit, LLC and affiliates thereof, the Company assigned 50% of its right and interest to acquire the capital stock of Asia Sixth to an affiliate of RJ Credit, LLC  (“RJ Credit”) and 50% of the Deposit in the event the transaction with Asia Sixth was terminated, with the affiliate of RJ Credit also assuming a 50% obligation to fund the Final Subscription Price to the extent due to Asia Sixth at closing.

In connection with the Aral Restructuring, on August 1, 2014 the Company entered into a Termination Agreement of the Shares Subscription Agreement Dated 11 September 2013, by and among The Sixth Energy Limited (“Sixth Energy”), Asia Sixth and Pacific Energy Development Corp., a wholly-owned subsidiary of the Company (the “Termination Agreement”), which Termination Agreement provides for the termination of the previous SSA as a precondition to the Aral Restructuring.  Under the Termination Agreement, the Company received a promissory note in the principal amount of $5.0 million from Asia Sixth (the “A6 Promissory Note”), secured by a first priority security interest in all of the assets of Asia Sixth, which A6 Promissory Note represents the Company’s interest in the Deposit originally paid to Asia Sixth by the Company under the SSA following the assignment of 50% of the Company's right and interest to acquire the capital stock of Asia Sixth to an affiliate of RJ Credit.  The A6 Promissory Note is due and payable upon the termination of the Caspian Purchase Agreement (defined below), with interest accruing at the rate of 10% per annum, compounded daily, in the event the A6 Promissory Note is not paid in full on or before such termination date.

In addition, the Company entered into a purchase agreement by and among Caspian Energy, Caspian Energy Limited, Asia Sixth, Groenzee B.V., Pacific Energy Development Corp., Giant Dragon Enterprises Limited, ACAP Limited, and RJ Credit (the “Caspian Purchase Agreement”).  Pursuant to the Caspian Purchase Agreement, upon the closing of the transactions contemplated thereunder, (i) the Company will receive a 5.0% interest in Caspian Energy in exchange for the assignment of the A6 Promissory Note to Caspian Energy, (ii) all of Asia Sixth’s direct and indirect ownership in Aral shall be exchanged for equity interests in Caspian Energy, with Aral becoming a wholly-owned subsidiary of Caspian Energy, (iii) approximately $25.4 million in debt owed by Asia Sixth as a result of the termination of the SSA and certain other agreements (including the debt now owed to the Company) will be converted into Caspian Energy capital stock, (iv) substantially all of Aral’s existing debt will be consolidated and held directly or indirectly by Caspian Energy as Aral’s new parent company, and (v) Sixth Energy and certain other shareholders of Caspian Energy shall provide a loan facility of up to an additional $21.5 million to Aral to fund its operations and development efforts.

The closing of the transactions contemplated under the Caspian Purchase Agreement are anticipated to occur no later than July 2015, subject to the satisfaction of certain customary closing conditions including the approval of the Agency of the Republic of Kazakhstan for the Protection of Competition and the Ministry of Oil and Gas of the Republic of Kazakhstan (the “MOG”), the MOG’s waiver of its pre-emptive purchase right with respect to the transaction, and receipt of Caspian Energy shareholder approval of the transaction.

Upon the closing of the transactions contemplated under the Termination Agreement and Caspian Purchase Agreement, the Company will hold 5.0% of the common stock of Caspian Energy, which entity’s shares are publicly-traded on the NEX board of the TSX Venture Exchange.  The Company will hold these shares on an unrestricted basis (subject to any regulatory hold periods), and as a minority shareholder in Caspian Energy, the Company will not be subject to future capital calls or funding obligations, or any other obligations or requirements, that the Company might otherwise have been subject to as a major shareholder of Asia Sixth as previously contemplated under the original SSA.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, except for the adoption of a derivative policy in conjunction with the derivative warrants issued with our Bridge Financing, with that policy being as follows. The Company follows Financial Accounting Standards Board (“FASB”), Derivatives and Hedging (“ASC 815-40”), which limits the extent to which the conversion or exercise price (the “strike price”) of a warrant can be adjusted for subsequent transactions. The Company utilizes a two-step process to determine whether an instrument is indexed to its stock: (a) evaluate the instrument’s contingent exercise provisions, if any and (b) evaluate the instrument’s settlement provisions. If it is determined the instrument is not indexed to the Company’s stock, the warrant is recognized as a derivative warrant at issuance and is measured at fair value at each reporting period and the change is recorded in earnings.

Results of Operations and Financial Condition

As discussed above, the financial statements of Pacific Energy Development are presented as the continuing accounting entity and the below discussion relates to the financial information of Pacific Energy Development as the continuing accounting entity. The financial statements prior to the date of the merger represent the operations of pre-merger Pacific Energy Development only. After the date of the merger, the financial statements include the operations of the  consolidated companies. All of the numbers presented below are rounded numbers and should be considered as approximate.

Comparison of the Three Months Ended June 30, 2014 with the Three Months Ended June 30, 2013

Oil and Gas Revenue. For the three months ended June 30, 2014, we generated a total of $2,095,000 in revenues, compared to $156,000 for the three months ended June 30, 2013. The increase of $1,939,000 was primarily due to the increased revenue resulting from the purchase of the Wattenberg Asset as of March 7, 2014.

Lease Operating Expenses. For the three months ended June 30, 2014, lease operating expenses associated with the oil and gas properties were $656,000, compared to $269,000 for the three months ended June 30, 2013. The increase of $387,000 was primarily due to the increased lease operating expenses resulting from the purchase of the Wattenberg Asset as of March 7, 2014.

Exploration Expense. For the three months ended June 30, 2014, exploration expense was $764,000 primarily related to the acquisition of seismic data for our recently acquired Wattenberg Asset and lease extension expense. We had no exploration expense for the three months ended June 30, 2013.

Selling, General and Administrative Expenses. For the three months ended June 30, 2014, selling, general and administrative (“SG&A”) expenses were $1,653,000, compared to $1,288,000 for the three months ended June 30, 2013. The increase of $365,000 was primarily due to an increase in stock option compensation expense as a result of the vesting of certain stock option grants during the period (as explained further in the option footnote above).  Our accounting and other professional fees increased due to the acquisition activity in the current period . We anticipate these expenses to be reduced in relation to total SG&A expenses going forward.  The components of SG&A expense are summarized below (amounts in thousands):

	For the Three Months Ended
	June 30,		Increase/
(in thousands)	2014	2013	(Decrease)
Payroll and related costs	$404	$312	$92
Stock compensation expense	491	180	311
Legal fees	87	195	(108)
Accounting and other professional fees	544	427	117
Insurance	22	56	(34)
Travel & entertainment	46	94	(48)
Office rent, communications and other	59	24	35
	$1,653	$1,288	$365

Impairment of Oil and Gas Properties.  For the three months ended June 30, 2014, impairment of oil and gas properties was $28,000, compared to $54,000 for the three months ended June 30, 2013, due to expired leases.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended June 30, 2014, DD&A costs were $365,000, compared to $117,000 for the three months ended June 30, 2013. The $248,000 increase was primarily due to the increased production in the current period.

Gain on Sale of Oil and Gas Properties. For the three months ended June 30, 2014, gain on sale of oil and gas properties was $251,000 related to a sales price adjustment related to the sale of White Hawk in the current period resulting from cash received.

Loss on oil and gas property acquisition deposit. For the three months ended June 30, 2013, loss on oil and gas property acquisition deposit was $200,000 related to the expiration of option to acquire certain interests in the prior period. We had no loss on oil and gas property acquisition for the three months ended June 30, 2014.

Loss from Equity Method Investments. For the three months ended June 30, 2014, loss from equity method investments of $143,000 compared to $282,000 for the three months ended June 30, 2013. The decrease in loss of $139,000 is primarily due to the increased production in our Condor investment in the current period.

Other Income (Expense). For the three months ended June 30, 2014, other expense was $2,938,000, compared to $379,000 for the three months ended June 30, 2013. The increase in other expense of $2,559,000 was primarily due to the increased interest expense of $2,574,000 primarily due to the financing costs related to the Wattenberg Asset Acquisition.

Net Loss Attributable to PEDEVCO Common Stockholders. For the three months ended June 30, 2014, net loss attributable to PEDEVCO common stockholders was $4,195,000, compared to a net loss attributable to PEDEVCO common stockholders of $2,433,000 for the three months ended June 30, 2013. The increase in net loss of $1,762,000 was primarily due to the reasons described above.

Comparison of the Six months Ended June 30, 2014 with the Six months Ended June 30, 2013

Oil and Gas Revenue. For the six months ended June 30, 2014, we generated a total of $3,102,000 in revenues, compared to $425,000 for the six months ended June 30, 2013. The increase of $2,677,000 was primarily due to the increased revenue resulting from the purchase of the Wattenberg Asset as of March 7, 2014.

Lease Operating Expenses. For the six months ended June 30, 2014, lease operating expenses associated with the oil and gas properties were $1,263,000, compared to $389,000 for the six months ended June 30, 2013. The increase of $874,000 was primarily due to $396,482 of costs associated with the sale of inventory from the purchase of the Wattenberg Asset and the increased lease operating expenses resulting from the purchase of the Wattenberg Asset as of March 7, 2014.

Exploration Expense. For the six months ended June 30, 2014, exploration expense was $1,125,000 primarily related to the acquisition of seismic data for our recently acquired Wattenberg Asset and lease extension expense. We had no exploration expense for the six months ended June 30, 2013.

Selling, General and Administrative Expenses. For the six months ended June 30, 2014, selling, general and administrative (“SG&A”) expenses were $4,009,000, compared to $2,548,000 for the six months ended June 30, 2013. The increase of $1,461,000 was primarily due to an increase in stock option compensation expense as a result of the vesting of certain stock option grants during the period (as explained further in the option footnote above).  The components of SG&A expense are summarized below (amounts in thousands):

	For the Six Months Ended
	June 30,		Increase/
(in thousands)	2014	2013	(Decrease)
Payroll and related costs	$853	$645	$208
Stock compensation expense	1,551	434	1,117
Legal fees	504	271	233
Accounting and other professional fees	854	920	(66)
Insurance	45	133	(88)
Travel & entertainment	80	100	(20)
Office rent, communications and other	122	45	77
	$4,009	$2,548	$1,461

Impairment of Oil and Gas Properties.  For the six months ended June 30, 2014, impairment of oil and gas properties was $32,000, compared to $89,000 for the six months ended June 30, 2013, due to expired leases.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the six months ended June 30, 2014, DD&A costs were $480,000, compared to $255,000 for the six months ended June 30, 2013. The $225,000 increase was primarily due to the increased production in the current period.

Loss on Settlement of Payables. For the six months ended June 30, 2014, loss on settlement of payables was $39,000 related to the settlement of payables with our common stock.  We had no loss on settlement of payables for the six months ended June 30, 2013.

Loss on Sale of Oil and Gas Properties. For the six months ended June 30, 2014, loss on sale of oil and gas properties was $5,408,000. This was primarily due to the sale to Golden Globe of 50% of the Wattenberg Asset acquired from Continental, partially offset by a gain related to the sale of White Hawk in the current period.

Loss on Sale of Equity Investment. For the six months ended June 30, 2014, loss on sale of equity investment of $1,028,000 was related to the sale of the Mississippian Asset to Golden Globe. We had no loss on sale of equity investment for the six months ended June 30, 2013.

Loss on Sale of Asia Sixth Interest. For the six months ended June 30, 2014, loss on sale of Asia Sixth was $1,945,000 related to the sale of that asset to Golden Globe. We had no loss on sale of Asia Sixth Interest for the six months ended June 30, 2013.

Loss on oil and gas property acquisition deposit. For the six months ended June 30, 2013, loss on oil and gas property acquisition deposit was $200,000 related to the expiration of an option to acquire certain interests in the prior period. We had no loss on oil and gas property acquisition deposit for the six months ended June 30, 2014.

Other Income (Expense). For the six months ended June 30, 2014, other expense was $4,729,000, compared to $491,000 for the six months ended June 30, 2013. The increase in other expense of $4,238,000 was primarily due to the increased interest expense of $3,490,000 primarily due to the financing costs related to the Wattenberg Asset Acquisition and $763,000 related to the loss on extinguishment of debt in the current period.

Net Loss Attributable to PEDEVCO Common Stockholders. For the six months ended June 30, 2014, net loss attributable to PEDEVCO common stockholders was $17,365,000, compared to a net loss attributable to PEDEVCO common stockholders of $3,914,000 for the six months ended June 30, 2013. The increase in net loss of $13,451,000 was primarily due to the reasons described above.

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

We expect our projected cash flow from operations combined with our existing cash on hand and the $15.5 million gross ($12.5 million net, after origination-related fees and expenses) available under our current debt facility will be sufficient to fund our operations for the next twelve months.  We anticipate meeting any shortfall in capital expenditures through one or more public or private debt or equity offerings.  As of June 30, 2014, the debt due to the holders of secured subordinated promissory notes dated March 22, 2013, as amended, in the current principal amount of $875,000 maturing on July 31, 2014, and the repayment of debt due to MIEJ under a secured subordinated promissory note dated February 14, 2013, as amended on March 25, 2013 and July 9, 2013, in the principal amount of $6.17 million maturing on August 31, 2014, have been subordinated and are not eligible to be repaid until the maturity of our senior credit facility, described in greater detail below under “Secured Debt Funding”, but may be paid if and when our senior creditor allows during the three year term of our senior credit facility.  We may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2014 capital expenditures and/or repay or refinance a portion or all of our outstanding debt if allowed to do so by our senior creditor.

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

Historical Liquidity and Capital Resources

Amendment to PEDCO-MIEJ Note

On July 9, 2013, we and MIE Jurassic Energy Corporation (“MIEJ”) agreed to amend the Secured Subordinated Promissory Note, dated February 14, 2013 provided to MIEJ by our wholly-owned subsidiary PEDCO (the "MIEJ Note") to extend the maturity date from December 31, 2013 to August 31, 2014, and to remove the maturity trigger upon the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company.  The Amended and Restated Secured Subordinated Promissory Note (the “Amended Note”), dated July 9, 2013, amends and restates the MIEJ Note.  Under the Amended Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million outstanding principal under the Note, with repaid amounts not being permitted to be re-borrowed.  Amounts borrowed under the Amended Note may be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset.  When drawn, principal borrowed under the Amended Note carries an interest rate of 10.0% per annum.  Principal and accrued interest under the Amended Note are due and payable within ten (10) business days of August 31, 2014.  The Amended Note may be prepaid in full by the Company without penalty, and is secured by all of PEDCO’s ownership and working interest in the FFT2H, Waves 1H, Logan 2H, State 16-7-60 1H and Wickstrom 18-2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interest in each future well drilled and completed in the Niobrara Asset. The total principal amount outstanding under the note is $6.17 million as of June 30, 2014. There is currently approximately $330,000 available for future borrowing by PEDCO under the note. Further, the Company owes $891,745 in accrued interest at June 30, 2014 under the Note.

Amendments to Condor-MIEJ Note

On July 9, 2013, Condor, the Company’s 20% owned subsidiary, and MIEJ agreed to amend the Promissory Note (the “Original Condor-MIEJ Note”) previously entered into on February 14, 2013 by Condor and MIEJ, to increase the amount available for borrowing from $14 million to $25 million for the purposes of funding drilling and development of Condor’s assets.  The Amended and Restated Promissory Note, executed July 9, 2013 by Condor and effective June 28, 2013 (the “Amended Condor-MIEJ Note”), amends and restates the Original Condor-MIEJ Note.  Under the Amended Condor-MIEJ Note, Condor may draw down multiple advances up to a maximum of $25 million outstanding principal under the Amended Condor-MIEJ Note (previously $14 million), with repaid amounts not being permitted to be re-borrowed.  When drawn, principal borrowed under the Amended Condor-MIEJ Note carries an interest rate per annum equal to the one (1) month LIBOR rate, plus four percent (4%).  Principal and accrued interest due under the Amended Condor-MIEJ Note is due and payable on the date that is 36 months from the date each advance is made under the Amended Condor-MIEJ Note.  The note may be prepaid in full by Condor without penalty. The total principal amount outstanding as of June 30, 2014 under the Amended Condor-MIEJ Note is $27.0 million. The Company is currently negotiating to increase the amount available under this facility.

Bridge Notes

On March 7, 2014, we entered into the Second Amendment to Secured Promissory Notes (each, an “Amended Note,” and collectively, the “Amended Notes”) with all but one of the investors holding our secured subordinated promissory notes, originally issued on March 22, 2013, referred to herein as the “bridge notes”.

The Amended Notes amended the bridge notes to allow the holders thereof the right to convert up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each bridge note outstanding as of the entry into the Amended Notes and only up to four (4) total conversions of not less than 25% each); the additional payment-in-kind cash amount equal to 10% of the principal amount of each holder’s bridge note which was deferred pursuant to the First Amendment; and all accrued and unpaid interest under each bridge note (collectively, the “Conversion Amount”) into our common stock, subject to an additional listing application regarding such common stock being approved by the NYSE MKT.  Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

           (A)           prior to June 1, 2014, the Conversion Price shall be $2.15 per share; and

           (B)           following June 1, 2014, the denominator used in the calculation described above shall be the greater of (i) 80% of the average of the closing price per share of our publicly-traded common stock for the five (5) trading days immediately preceding the date of the conversion notice provided by the holder; and (ii) $0.50 per share.

Additionally, each bridge investor who entered into the Second Amendment to Secured Promissory Note also entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the bridge notes, and actions in connection with the security interests provided under the bridge notes, until full repayment of the Notes sold pursuant to the Note Purchase in March 2014, as described in greater detail below. The Subordination and Intercreditor Agreements also prohibit us from repaying the bridge notes until the Notes have been paid in full, except that we are allowed to repay the bridge notes from net proceeds received from the sale of common or preferred stock (i) in calendar year 2014 if such net proceeds received in such calendar year exceeds $35,000,000, (ii) in calendar year 2015 if such net proceeds received in such calendar year exceeds $50,000,000, and (iii) in calendar year 2016 if such net proceeds actually received in such calendar year exceeds $50,000,000.

During June and July 2014, holders of seven (7) of the Amended Notes exercised their option to convert a portion or all of their Amended Notes to common stock of the Company.  We issued an aggregate of  1,163,565 shares of common stock of the Company to holders of the Amended Notes upon conversion of an aggregate of $1,751,549 in principal, accrued interest, and payment-in-kind outstanding under their Amended Notes (the “Note Conversions”), according to the terms of the Amended Notes.  Following the Note Conversions, an aggregate principal amount of $875,000 of the original $4 million principal amount of the bridge notes remain issued and outstanding, of which $625,000 of aggregate principal, plus accrued and unpaid interest and payment-in-kind, is convertible into common stock of the Company pursuant to the terms of the Amended Notes.

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

Registered Public Offering

On March 7, 2014, we closed an underwritten public offering  for an aggregate of 3,438,500 shares of common stock, which included the full exercise of an overallotment option by the underwriters, at a price of $2.15 per share to the public. The Company expects to use the net proceeds of approximately $6,581,000 from the offering to fund drilling operations, for working capital and other general corporate purposes.

Secured Debt Funding

In connection with our acquisition of the Wattenberg Asset, on March 7, 2014, we entered into the transactions contemplated by a Note Purchase Agreement (the “Note Purchase”), between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC (“RJC”), as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”).   Pursuant to the Note Purchase, we sold the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”).

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

As additional consideration for the Note Purchase transaction and for Golden Globe agreeing to purchase the Subsequent Notes, Golden Globe acquired ownership of 50% of all of our oil and gas assets and properties acquired in connection with the Continental Acquisition, rights to 50% of the oil and gas assets and properties which we have the right to acquire in Kazakhstan pursuant to the Shares Subscription Agreement, and effective ownership of 50% of the Mississippian Asset.

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

The amount outstanding under the Notes is secured by a first priority security interest in all of our and our subsidiaries, assets, property, real property, intellectual property, securities and proceeds therefrom, granted in favor of the Agent for the benefit of the Investors. Additionally, the Agent, for the benefit of the Investors, was granted a mortgage and security interest in all of our and our subsidiaries real property as located in the state of Colorado (including those assets acquired pursuant to the Continental Acquisition) and the state of Texas.  Additionally, our obligations under the Notes, Note Purchase Agreement and related agreements were guaranteed by our wholly-owned and majority-owned direct and indirect subsidiaries.

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

We had total current assets of $9.6 million as of June 30, 2014, including cash of $5.0 million, compared to total current assets of $7.0 million as of December 31, 2013, including a cash balance of $6.6 million.

We had total assets of $42.3 million as of June 30, 2014 compared to $25.8 million as of December 31, 2013. Included in total assets as of June 30, 2014 and December 31, 2013, were $14.3 million and $2.2 million, respectively, of proved oil and gas properties subject to amortization and $7.4 million and $6.6 million, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $34.1 million as of June 30, 2014, including current liabilities of $15.0 million, compared to total liabilities of $14.9 million as of December 31, 2013, including current liabilities of $14.8 million.

We had negative working capital of $5.4 million, total shareholders’ equity of $8.2 million and a total accumulated deficit of $48.3 million as of June 30, 2014, compared to negative working capital of $7.8 million, total shareholders’ equity of $10.9 million and a total accumulated deficit of $30.9 million as of December 31, 2013.

Cash Flows From Operating Activities. We had net cash used in operating activities of $3.7 million for the six months ended June 30, 2014, which was primarily due to a $17.4 million net loss, partially  offset by $8.4 million of non-cash losses on sales of assets, $1.6 million  of stock compensation expense and a non-cash loss on debt extinguishment of $0.8 million.

Cash Flows From Investing Activities. We had net cash used in investing activities of $16.1 million for the six months ended June 30, 2014 due primarily to $28.5 million of cash paid for the Continental property, partially offset by $13.4 million of proceeds from the sales of oil and gas properties and equity investments.

Cash Flows From Financing Activities. We had net cash provided from financing activities of $18.2 million for the six months ended June 30, 2014, primarily due to $6.5 million related to a common stock offering and issuance of $19.4 million in notes payable, partially offset by $5.4 million paid for deferred financing costs and $2.3 million of debt repayments.

Recent Accounting Pronouncements

During the period ended June 30, 2014, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

As an early stage company, we continue to develop our internal control systems. We continue to seek additional financial reporting and accounting experience and expertise. The Company has implemented certain internal controls with respect to: (1) its financial closing process to ensure that all transactions are properly identified, evaluated for accounting and disclosure treatment and recorded in the proper period; and (2) its controls over reporting between the Company and its related party operations (Condor). The Company is in the process of implementing standardized, written internal controls and procedures. These controls and procedures have not yet been fully developed or documented. The Company expects to complete the initial phase of its internal controls development over the next six months.

Except as otherwise discussed above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 31, 2014, as amended, and investors are encouraged to review such risk factors in the Form 10-K, prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 21, 2014, the Company issued an aggregate of 18,676 shares of restricted common stock of the Company to three (3) former members of the Company’s board of directors in full satisfaction of an aggregate of $125,500 of accrued and unpaid director fees due to them for services rendered prior to December 31, 2012, as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2014.

On June 30, 2014, we re-issued two warrants to MIE Jurassic Energy Corporation (“MIEJ”) in order to extend their exercise terms through June 30, 2015 (the “Warrants”).  The Warrants were originally issued on May 23, 2012 to MIEJ and expired unexercised pursuant to their terms on May 23, 2014.  These two re-issued Warrants have the same terms and conditions as the originally issued warrants, including being exercisable on a cash-only basis for 166,667 shares of common stock of the Company at $3.75 per share and for 166,667 shares of common stock of the Company at $4.50 per share.  The Warrants were re-issued in consideration of the Company’s continued relationship with, and financial support from, MIEJ, and have no net effect on the Company’s fully-diluted capital stock (after taking into account the extension) as they simply extend the exercise term of the previously issued warrants.

On July 15, 2014, the Company issued 22,500 shares of restricted common stock of the Company to a financial advisor as compensation for financial advisory services to be provided by the advisor to the Company, as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2014.

During June and July 2014, holders of seven (7) of the Company’s Secured Promissory Notes, originally issued by the Company on March 22, 2013, as amended on December 16, 2013 and March 7, 2014 (the “Bridge Notes”), exercised their option to convert a portion or all of their Bridge Notes into common stock of the Company, as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2014.  The Company issued an aggregate of 1,139,311 shares of common stock of the Company to holders of Bridge Notes upon conversion of an aggregate of $1,711,126.47 in principal, accrued interest, and payment-in-kind outstanding under such Bridge Notes (the “Note Conversions”).  The Bridge Notes were converted pursuant to the terms of that certain Second Amendment to Secured Promissory Notes, dated March 7, 2014 (the “Second Amendment”), as more fully-described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2014.

These issuances and grants were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and each recipient was (a) an “accredited investor”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; and/or (c) was a non-U.S. person.  Additionally, the Note Conversions were exempt from registration pursuant to an exemption from registration afforded by Section 3(a)(9) of the Act as the shares of common stock issued in connection with such Note Conversion were exchanged by the Company with its existing security holders (the Bridge Note holders) exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

PEDEVCO Corp.

Date: August 13 , 2014	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13 , 2014	By:	/s/ Michael L. Peterson
Michael L. Peterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.	Description	Filed With This Quarterly Report on Form 10-Q	Form	Exhibit	Filing Date/Period End Date	File Number
10.1	Termination Agreement of the Shares Subscription Agreement Dated 11 September 2013, dated August 1, 2014, by and among The Sixth Energy Limited, Asia Sixth Energy Resources Limited, and Pacific Energy Development Corp.		8-K	10.1	August 5, 2014	001-35922
10.2	Agreement for the Purchase of Shares of Aral Petroleum Capital LLP and Shares and Debt of Groenzee B.V., dated August 1, 2014, by and among Caspian Energy Inc., Caspian Energy Limited, Asia Sixth Energy Resources Limited, Groenzee B.V., Pacific Energy Development Corp., Giant Dragon Enterprises Limited, ACAP Limited, and RJ Credit, LLC		8-K	10.2	August 5 , 2014	001-35922
10.3	Promissory Note, dated August 1, 2014, issued by Asia Sixth Energy Resources Limited to Pacific Energy Development Corp.		8-K	10.3	August 5, 2014	001-35922
23.1	Consent of South Texas Reservoir Alliance LLC	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	**
99.1	Reserves Report prepared by South Texas Reservoir Alliance LLC (Red Hawk Petroleum, LLC Interest Only)	X
99.2	Reserves Report prepared by South Texas Reservoir Alliance LLC (Condor Energy Technology, LLC Interests Only)	X
99.3	Reserves Report prepared by South Texas Reservoir Alliance LLC (Pacific Energy Development, LLC Direct Interests Only)	X

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Furnished herein.