Form 10-Q
period 2014-09-30
PEDEVCO CORP
filed 2014-11-14
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

At November 11, 2014, there were 29,793,782 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and Nine Months Ended September 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$8,890,655	$6,613,470
Accounts receivable - oil and gas	1,717,389	110,547
Accounts receivable - oil and gas - related party	23,925	47,076
Accounts receivable - related party	130,844	78,830
Deferred financing costs	2,161,449	50,000
Prepaid expenses and other current assets	159,472	74,310
Total Current Assets	13,083,734	6,974,233

Oil and gas properties:
Oil and gas properties, subject to amortization, net	15,996,374	2,173,245
Oil and gas properties, not subject to amortization, net	7,162,658	6,629,394
Total oil and gas properties, net	23,159,032	8,802,639

Deferred financing costs	4,093,663	-
Note receivable	5,000,000	-
Note receivable – related party	1,370,855	-
Other assets	85,000	-
Deposit for business acquisitions	-	10,019,633
Investments - equity method	-	-
Investments - cost method	4,100	4,100
Total Assets	$46,796,384	$25,800,605

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,807,684	$173,475
Accounts payable - related party	1,860,817	2,346,818
Accrued expenses	1,324,124	1,501,221
Accrued expenses - related parties	1,197,515	1,057,265
Revenue payable	1,261,441	-
Advances from joint interest owners	2,216,885	-
Notes payable - Bridge Notes, net of discounts of $0 and $93,957, respectively	-	2,633,430
Convertible notes payable - Bridge Notes, net of premiums of $136,381 and $0, respectively	711,381	-
Notes payable - Secured Promissory Notes, net of discounts of $4,445,823 and $0, respectively	1,237,286	-
Notes payable - related parties, net of discounts of $0 and $316,570, respectively	6,170,065	7,126,109
Total current liabilities	19,787,198	14,838,318

Long-term liabilities:
Notes payable - Secured Promissory Notes, net of discounts of $8,689,040 and $0, respectively	21,398,730	-
Asset retirement obligations	83,058	75,447
Total liabilities	41,268,986	14,913,765

Commitments and Contingencies

Redeemable Series A convertible preferred stock: -0- shares issued and outstanding	-	-

Shareholders' equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 29,430,374 and 26,121,062 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	29,431	26,121
Stock subscription receivable	-	(10,000,000)
Additional paid-in-capital	56,113,800	51,782,870
Accumulated deficit	(53,091,309)	(30,922,151)
Noncontrolling interests	2,475,476	-
Total shareholders' equity	5,527,398	10,886,840

Total liabilities and shareholders' equity	$46,796,384	$25,800,605

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue:
Oil and gas sales	$1,089,935	$198,768	$4,192,140	$623,981

Operating expenses:
Lease operating costs	104,147	122,990	1,366,666	512,034
Exploration expense	87,805	-	1,212,504	-
Selling, general and administrative expense	2,198,428	1,500,867	6,207,867	4,049,209
Impairment of oil and gas properties	321,912	218,590	353,589	307,093
Depreciation, depletion, amortization and accretion	273,208	101,465	753,149	356,486
Loss on settlement of payables	-	8,455	38,823	8,455
Total operating expenses	2,985,500	1,952,367	9,932,598	5,233,277

Gain (Loss) on sale of oil and gas properties	(5,716)	-	(5,413,888)	-
Loss on sale of equity investment	-	-	(1,028,194)	-
Loss on sale of deposit for business acquisition	-	-	(1,944,626)	-
Loss on oil and gas property acquisition deposit	-	-	-	(200,000)
Gain (Loss) from equity method investments	(45,815)	126,897	(463,075)	(240,705)
Operating loss	(1,947,096)	(1,626,702)	(14,590,241)	(5,050,001)

Other income (expense):
Interest expense	(3,034,002)	(492,481)	(7,131,402)	(1,099,163)
Interest income	75,357	53,873	207,201	140,301
Loss on debt extinguishment	(59,612)	-	(822,922)	-
Gain on change in fair value of derivative	-	-	-	14,005
Other income	-	-	-	15,294
Total other expense	(3,018,257)	(438,608)	(7,747,123)	(929,563)

Net loss	(4,965,353)	(2,065,310)	(22,337,364)	(5,979,564)
Less: Net loss attributable to noncontrolling interests	161,684	-	168,206	-
Net loss attributable to PEDEVCO common stockholders	$(4,803,669)	$(2,065,310)	$(22,169,158)	$(5,979,564)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.11)	$(0.81)	$(0.40)

Weighted average number of common shares outstanding:
Basic and diluted	29,081,197	18,560,218	27,334,655	14,851,583

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(22,169,158)	$(5,979,564)
Net loss attributable to noncontrolling interests	(168,206)	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,855,240	1,207,744
Impairment of oil and gas properties	353,589	307,093
Loss on oil and gas property acquisition deposit	-	200,000
Depreciation, depletion, amortization and accretion	753,149	356,486
Loss on sale of oil and gas properties	5,413,888	-
Loss on sale of 50% of equity investment	1,028,194	-
Loss on sale of 50% of the deposit for business acquisition	1,944,626	-
Loss on settlement of payables	38,823	8,455
Loss on debt extinguishment	822,922	-
Loss from equity method investments	463,075	240,705
Amortization of debt discount	2,543,035	444,073
Amortization of deferred financing costs	1,041,231	48,741
Gain on change in fair value of derivative	-	(14,005)
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	(1,004,712)	4,776
Accounts receivable - oil and gas - related party	23,151	41,102
Accounts receivable - related party	(52,014)	(143,673)
Inventory	396,482	-
Prepaid expenses and other current assets	(85,162)	80,787
Other assets	-	(42,090)
Accounts payable	3,634,212	(794,641)
Accounts payable - related party	(486,001)	-
Accrued expenses	844,264	661,777
Accrued expenses - related parties	245,250	-
Revenue payable	415,852	-
Advances from joint interest owners	2,216,885	-
Net cash provided by (used in) operating activities	1,068,615	(3,372,234)

Cash Flows From Investing Activities:
Cash paid for oil and gas property acquisition deposits	-	(8,200,000)
Cash paid for oil and gas properties	(28,521,822)	-
Cash paid for drilling costs	(3,638,608)	(130,904)
Proceeds from sale of equity investment	1,615,488	-
Proceeds from sale of oil and gas properties	8,797,308	-
Proceeds from sale of deposit	3,055,374	-
Cash paid for asset retirement bond	(85,000)	-
Issuance of notes receivable - related parties	(1,833,930)	(2,461,129)
Proceeds from sale of White Hawk properties	2,718,158	-
Investment in restricted cash	-	(2,000,000)
Cash paid for unproved leasehold costs	(274,207)	(4,021,490)
Net cash used in investing activities	(18,167,239)	(16,813,523)

Cash Flows From Financing Activities:
Repayment of paid-in-kind obligations	(400,000)	-

Cash paid for deferred financing costs	(5,658,284)	(40,000)
Repayment of Secured Notes Payable	(2,321,480)	-
Proceeds from notes payable, related parties, net of financing costs	-	5,050,000
Proceeds from notes payable, net of discounts and financing costs	21,226,072	2,950,000
Proceeds from issuance of common stock, net of offering costs	6,524,701	-
Proceeds from private placements - related party	-	12,000,000
Proceeds from exercise of warrants and options	4,800	11,025
Net cash provided by financing activities	19,375,809	19,971,025

Net decrease in cash	2,277,185	(214,732)
Cash at beginning of period	6,613,470	2,478,250
Cash at end of period	$8,890,655	$2,263,518

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

For the Nine Months Ended September 30,
2014	2013

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$2,843,067	$-
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Accrual of oil and gas properties acquisition costs	$-	$1,173,664
Accrual of drilling costs	$-	$871,602
Change in estimates of asset retirement obligations	$21,053	$1,444
Conversion of Series A preferred stock to common stock	$-	$6,282
Conversion of redeemable preferred stock to common stock	$-	$556
Expiration of redemption feature in 555,556 shares of Series A preferred stock issued in acquisition of Excellong E&P-2, Inc.	$-	$1,250,000
Issuance of preferred stock in settlement of stock payable	$-	$47
Issuance of common stock in settlement of stock payable	$-	$80,000
Issuance of common stock to Esenjay in exchange for acquisition of Excellong E&P-2, Inc. on behalf of Condor	$-	$116,499
Issuance of common stock in settlement of liabilities	$580,103	$-
Issuance of common stock to Bridge Note holders due to conversion	$2,098,345	$-
Recission of common stock issued in private placement	$10,000,000	$-
Cashless exercise of common stock options and warrants	$62	$-
Rescission of common stock issued for exercise of stock options in 2012	$-	$121
Debt discount related to warrants issued in conjunction with notes payable	$-	$243,771
Deferred financing costs related to warrants issued in conjunction with notes payable	$1,519,601	$31,176
Fair value of derivative warrant instruments issued with notes payable	$-	$14,005
Shares granted to Esenjay in exchange for acquisition of leases on behalf of Condor	$-	$-
Reduction in notes receivable for the equity investment in losses in excess of the Company’s investment account	$-	$222,655
Reclass of notes payable - Bridge Notes to convertible notes	$2,375,000	$-
Consolidation of non-controlling interest in PEDCO MSL	$2,643,682	$-
Reclass of deposit for business acquisitions to notes receivable	$5,000,000	$-
Beneficial conversion feature of convertible notes payable - Bridge Notes	$285,375	$-
Reclass of notes payable - related parties to notes payable - Bridge Notes	$525,000	$-
Debt discount related to the warrants issued in conjunction with notes payable	$427,248	$-

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
(FORMERLY BLAST ENERGY SERVICES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO CORP. (formerly Blast Energy Services, Inc.) (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on March 31, 2014, as amended, have been omitted.

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

As of December 31, 2013, the Company also owned an average 98% working interest in leases covering the Mississippian Lime in Comanche, Harper, Barber and Kiowa Counties, Kansas. In connection with the financing of the Wattenberg Asset acquisition, the Company sold 50% of its equity investment in Pacific Energy Development MSL, LLC, which holds the Mississippian Asset, to Golden Globe. See Note 4. Therefore, as of March 7, 2014, the Company owned an indirect 49% working interest in leases in the Mississippian Asset. The Company serves as the operator of this asset. The Company does not believe it will be able to drill and complete the three horizontal wells necessary to hold this acreage by December 29, 2014.  However, the Company is in current discussions to extend the primary term of the term assignment and believes that an extension will be obtained, although there can be no assurances that an extension will be obtained on commercially reasonable terms, or at all.  If the Company successfully obtains the primary term assignment extension, the Company anticipates that the drilling of the three wells will commence in the first half of 2015.  If, however, the Company is unsuccessful in obtaining an extension of the primary term assignment, and the Company’s term assignment expires with respect to the Mississippian Asset, the Company will likely be required to impair the Mississippian Asset in full.

In 2013, the Company entered into a Shares Subscription Agreement (“SSA”) to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), a British Virgin Islands entity, which holds an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity.  Aral holds a production license covering a 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan.  On August 1, 2014, the Company entered into a series of agreements pursuant to which it restructured its planned acquisition of interests in Asia Sixth, whereby it terminated the previous SSA and entered into a new purchase agreement (the “Caspian SPA”) to acquire a 5% interest in Caspian Energy Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, which entity will hold 100% of the ownership in Aral at closing.  The closing of the transactions contemplated under the Caspian SPA are anticipated to occur no later than July 2015, subject to the satisfaction of certain customary closing conditions including the approval of the government of Kazakhstan and receipt of Caspian Energy shareholder approval of the transaction.  See Note 6.

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

In addition, effective September 1, 2014, the Company sold its remaining right, title and interest in its non-core North Sugar Valley asset in Matagorda County, Texas, to Sun Resources Texas Inc. for net cash proceeds of $50,250.  The vertical wells on this asset have been uneconomic and shut-in for much of 2014, and the Company elected to divest this non-core asset rather than incur additional well remediation and work-over expenses where success of such operations was uncertain.  Upon divestiture of this asset, the Company also received a reimbursement of $164,619 from the operator for certain pre-paid work-over expenses which were not used.  See Note 4.

The Company plans to seek additional shale oil and gas and conventional oil and gas asset acquisition opportunities in the U.S. through utilizing its strategic relationships and technologies that may provide the Company a competitive advantage in accessing and exploring such assets. Some or all of these assets may be acquired by existing subsidiaries or equity investees, or other entities that may be formed at a future date.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2014 and December 31, 2013, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2014, approximately $8,140,655 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 42% of the Company’s total oil and gas revenues for the nine months ended September 30, 2014. Sales to one customer comprised 75% of the Company’s total oil and gas revenues for the nine months ended September 30, 2013. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $410,430 of working capital receivables related to the acquisition of the Wattenberg Asset and $504,310 related to receivables from joint interest owners.

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

Earnings or Loss per Common Share. Basic earnings per common share equal net earnings or loss divided by weighted average common shares outstanding during the period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three and nine months ended September 30, 2014 and 2013, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 1,311,024 and 1,443,724 potentially issuable shares of common stock related to options, 2,986,704 and 2,886,686 potentially issuable shares of common stock related to warrants and 545,044 and 0 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the three and nine months ended September 30, 2014 and 2013, respectively.

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

Recently Issued Accounting Pronouncements. There were various accounting standards and interpretations issued during the nine months of 2014, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2014:

	December 31,				September 30,
	2013	Additions	Disposals	Transfers	2014
Oil and gas properties, subject to amortization	$6,314,044	$29,573,017	$(15,879,065)	$-	$20,007,996
Oil and gas properties, not subject to amortization	7,166,557	2,973,432	(2,086,575)	-	8,053,414
Asset retirement costs	28,081	126,339	(79,677)	-	74,743
Accumulated depreciation, depletion and impairment	(4,706,043)	(1,093,184)	822,106	-	(4,977,121)
Total oil and gas assets	$8,802,639	$31,579,604	$(17,223,211)	$-	$23,159,032

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2014 amounted to $264,185 and $739,595, respectively. The Company recorded impairment expense for expired leasehold costs for the three and nine months ended September 30, 2014, in the amount of $321,912 and $353,589, respectively.

During the nine months ended September 30, 2014, the Company participated in the drilling of three operated wells and four non-operated wells in the Wattenberg Asset in the amount of approximately $3.5 million.

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

On March 7, 2014, the Company completed the Continental Acquisition and used a portion of funds from the initial closing of a $50 million financing facility with RJ Credit LLC (“RJC”) and other lenders of which $34.5 million was borrowed initially to pay the Final Purchase Price to acquire Continental's properties. As described below, the Note Purchase Agreement further required that the Company convey 50% of the lease acreage and working interests acquired from Continental to Golden Globe as additional consideration for the financing.

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

On October 9, 2014, Red Hawk and Continental entered into a post-closing letter agreement (the “Post-Closing Letter Agreement”) pursuant to which the Company and Continental agreed on certain final post-closing matters in connection with the Continental Acquisition. See Note 15 for more details.

Disposition of Oil and Gas Properties

In connection with the Golden Globe financing, the Company sold 50% of its interests in the Wattenberg Asset and 50% of its pending interest in Asia Sixth.  The Company allocated the proceeds from the financing between the debt obligation and the sale of the properties on a relative fair value basis.  See Note 9.

On February 19, 2014, White Hawk closed a Purchase and Sales Agreement (the “Sale Agreement”) with Millennial, pursuant to which White Hawk sold its remaining interests in the Eagle Ford Shale formation to Millennial for net cash proceeds of $2,718,158, received on February 27, 2014, and recognized a gain of $158,990 for the nine months ended September 30, 2014, including the receipt of $251,381 in May 2014.

In addition, on September 29, 2014, the Company sold its remaining right, title and interest in its non-core North Sugar Valley asset in Matagorda County, Texas, to Sun Resources Texas Inc. for net cash proceeds of $50,250 and the Company recognized a corresponding loss on sale of oil and gas properties of $5,716 during the three months ended September 30, 2014.

The following table presents the loss on sale of oil and gas properties for the nine months ended September 30, 2014:

	Allocated Proceeds	Historical Cost	Gain (Loss) on Sale

Wattenberg Asset	$8,747,058	$14,314,220	$(5,567,162)
North Sugar Valley Asset	50,250	55,966	(5,716)
White Hawk Asset	2,718,158	2,559,168	158,990
Total	$11,515,466	$16,929,354	$(5,413,888)

The following table presents the Company’s supplemental consolidated pro forma total revenues, lease operating costs, net income (loss) and net loss per common share as if the acquisition and simultaneous dispositions had occurred on January 1, 2014 and January 1, 2013.

	For the Nine Months Ended
	September 30, 2014
	PEDEVCO	Net Acquisitions/Dispositions (1)	Combined
Revenue	$4,192,140	$1,102,474	$5,294,614
Lease operating costs	$(1,366,666)	$(375,624)	$(1,742,290)
Net income (loss)	$(22,169,158)	$432,524	$(21,736,634)
Net loss per common share	$(0.81)	$0.02	$(0.80)

	For the Nine Months Ended
	September 30, 2013
	PEDEVCO	Net Acquisitions/Dispositions (1)	Combined
Revenue	$623,981	$5,268,131	$5,892,112
Lease operating costs	$(512,034)	$(499,137)	$(1,011,171)
Net income (loss)	$(5,979,564)	$4,768,994	$(1,210,570)
Net loss per common share	$(0.40)	$0.32	$(0.08)

(1)	Amounts are based on Company estimates.

Related to these properties during the nine months ended September 30, 2014, we recorded $3,774,000 of revenues that resulted in operating income of $205,000.

NOTE 5 – SALE OF 50% OF PACIFIC ENERGY DEVELOPMENT MSL, LLC.

On March 15, 2013, we acquired an average 97% working interest in the Mississippian Lime covering approximately 7,006 gross (6,763 net) acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, which we refer to as the Mississippian Asset, and approximately 10.5 square miles of related 3-D seismic data. Also on March 15, 2013, we acquired certain additional working interests in the same acreage located in Comanche, Harper, and Kiowa Counties, Kansas, bringing our average working interest to 98% in the Mississippian Asset covering an aggregate of approximately 7,006 gross (6,885 net) acres.

As of December 31, 2013, the Company owned an average 98% working interest in leases covering the Mississippian Lime in Comanche, Harper, Barber and Kiowa Counties, Kansas. These assets are held by Pacific Energy Development MSL, LLC, a Nevada limited liability company (100% owned by us prior to March 7, 2014).

On March 7, 2014, in connection with our acquisition of the Wattenberg Asset, we entered into a $50 million 3-year term debt facility with various investors including RJC. As part of the transaction, Golden Globe (an affiliate of RJC) acquired 50% of our ownership interest in Pacific Energy Development MSL, LLC, which holds our Mississippian Asset, thereby making Golden Globe a 50% working interest partner with us in the development of our Mississippian Asset. The Company allocated the proceeds from the financing between the debt obligation, the sale of the properties and the sale of 50% of MSL on a relative fair value basis. To the extent the sales price attributable to the assets was less than the net book value, the Company recorded a loss on sale of assets. See Note 9.

The following table presents the loss on this sale:

	Allocated Proceeds	Historical Cost	Loss on Sale
Mississippian Asset	$1,615,488	$2,643,682	$(1,028,194)

NOTE 6 – DEPOSIT FOR BUSINESS ACQUISITION

On September 11, 2013, the Company entered into a Shares Subscription Agreement (“SSA”) to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), which holds an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity.  Aral holds a 100% operated working interest in a production license issued by the Republic of Kazakhstan that expires in 2034 in western Kazakhstan (the “Contract Area”).   As previously contemplated under the SSA, the Company would acquire shares of Asia Sixth representing 51% of the issued and outstanding capital stock of Asia Sixth (the “Asia Sixth Shares”), in exchange for the payment by the Company of $10 million to Asia Sixth (the “Deposit”), which was previously paid by the Company to Asia Sixth in 2013.  Subsequent to the Company’s entry into the SSA, in connection with the Company’s closing of its acquisition of certain assets from Continental Resources, Inc. and entry into a debt facility with RJC and affiliates thereof, the Company assigned 50% of its right and interest to acquire the capital stock of Asia Sixth to Golden Globe and 50% of the deposit in the event the transaction with Asia Sixth was terminated, with Golden Globe also assuming a 50% obligation to fund the Final Subscription Price to the extent due to Asia Sixth at closing.

Under the SSA, the Company and its partners planned to take control of Aral through the acquisition of a 51% controlling interest in Asia Sixth, by way of subscription of shares of Asia Sixth, which in turn currently holds a 60% controlling interest in Aral.  Asia Sixth’s interest in Aral was scheduled to increase to 66.5% following the completion of certain transactions to occur between Asia Sixth and Asia Sixth’s partner in Aral that currently holds the remaining 40% interest in Aral (the “Aral Transactions”).

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

In connection with the March 2014 financing, the Company allocated $3,055,374 of the proceeds from the debt financing to the 50% interest in Asia Sixth and recorded a loss on sale of 50% of its interests in Asia Sixth of $1,944,626.  See Note 9.

On August 1, 2014, the Company entered into a series of agreements pursuant to which the Company restructured its planned acquisition of indirect interests in Aral in order to simplify and consolidate the capital structure and management of Aral and its disparate stakeholders, improve the debt position of Aral, provide Aral with additional financing to fund its operations going forward, and eliminate any and all funding obligations the Company may  have had under the previously contemplated ownership structure  (collectively, the “Aral Restructuring”).  In connection with the Aral Restructuring, the Company entered into a series of agreements pursuant to which it restructured its planned acquisition of indirect interests in Aral through its direct acquisition of interests in Asia Sixth, whereby it terminated the previous SSA and entered into a new purchase agreement (the “Caspian SPA”) to acquire a 5.0% interest in Caspian Energy Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, and pursuant to which Caspian Energy will hold 100% of the ownership in Aral at closing.  The closing of the transactions contemplated under the Caspian SPA are anticipated to occur no later than July 2015, subject to the satisfaction of certain customary closing conditions including the approval of the Agency of the Republic of Kazakhstan for the Protection of Competition and the Ministry of Oil and Gas of the Republic of Kazakhstan (“MOG”), the MOG’s waiver of its pre-emptive purchase right with respect to the transaction, and receipt of Caspian Energy shareholder approval of the transaction.

Also in connection with the Aral Restructuring, on August 1, 2014 the Company entered into a Termination Agreement of the Shares Subscription Agreement (SSA) dated September 11, 2013, between The Sixth Energy Limited (“Sixth Energy”), Asia Sixth and Pacific Energy Development Corp.’s (the Company’s wholly-owned subsidiary, “PEDCO”) (the “Termination Agreement”). The Termination Agreement provides for the termination of the previous SSA as a precondition to the Aral Restructuring.  Under the Termination Agreement, the Company received a promissory note in the principal amount of $5.0 million from Asia Sixth (the “A6 Promissory Note”), secured by a first priority security interest in all of the assets of Asia Sixth. The A6 Promissory Note represents the Company’s interest in the deposit originally paid to Asia Sixth by the Company under the SSA following the assignment of 50% of the Company's right and interest to acquire the capital stock of Asia Sixth to Golden Globe.  The A6 Promissory Note is due and payable upon the termination of the Caspian Purchase Agreement (defined below), with interest accruing at the rate of 10% per annum, compounded daily, in the event the A6 Promissory Note is not paid in full on or before such termination date.

In addition, the Company entered into the Caspian SPA between Caspian Energy, Caspian Energy Limited, Asia Sixth, Groenzee B.V., PEDCO, Giant Dragon Enterprises Limited, ACAP Limited, and RJC.  Pursuant to the Caspian SPA, upon the closing of the transactions contemplated thereunder, (i) the Company will receive a 5.0% interest in Caspian Energy in exchange for the assignment of the A6 Promissory Note to Caspian Energy, (ii) all of Asia Sixth’s direct and indirect ownership in Aral will be exchanged for equity interests in Caspian Energy, with Aral becoming a wholly-owned subsidiary of Caspian Energy, (iii) approximately $25.4 million in debt owed by Asia Sixth as a result of the termination of the SSA and certain other agreements (including the debt now owed to the Company) will be converted into Caspian Energy capital stock, (iv) substantially all of Aral’s existing debt will be consolidated and held directly or indirectly by Caspian Energy as Aral’s new parent company, and (v) Sixth Energy and certain other shareholders of Caspian Energy shall provide a loan facility of up to an additional $21.5 million to Aral to fund its operations and development efforts.

Upon the closing of the transactions contemplated under the Termination Agreement and Caspian SPA, the Company will hold 5.0% of the outstanding common stock of Caspian Energy, which entity’s shares are publicly-traded on the NEX board of the TSX Venture Exchange.  The Company will hold these shares on an unrestricted basis (subject to any regulatory holding periods), and as a minority shareholder in Caspian Energy, the Company will not be subject to future capital calls or funding obligations, or any other obligations or requirements, that the Company might otherwise have been subject to as a major shareholder of Asia Sixth as previously contemplated under the original SSA.

NOTE 7 – NOTES RECEIVABLE

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, which permits multiple loans to be made up to $8,000,000 as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due on September 24, 2015. As of September 30, 2014, the balance of the note receivable prior to applying the excess loss from Condor is $6,979,002 plus accrued interest of $48,505 due from Condor. The Company advanced $2.1 million to Condor for operations during the nine months ended September 30, 2014. The carrying balance of the note receivable was reduced by $463,075 as the Company’s share of losses from Condor for the nine months ended September 30, 2014 was $190,438 plus the previously unrecognized loss for the year ended December 31, 2013 of $272,637 was recorded. In accordance with ASC 323-10-35, the excess loss from Condor was used to reduce the notes receivable balance. If the losses were to exceed the notes receivable balance, no additional losses would be recorded for the equity investment. The net receivable balance after applying the excess loss is $1,370,856. After applying the losses to the equity investment and the note receivable, the Company has unrecorded excess losses of zero. The Company recognized $73,273 and $204,740 of interest income in the three and nine months ended September 30, 2014, respectively. The following table reflects the activity related to the note receivable-related party:

Note receivable-related party balance prior to applying excess losses	$6,979,002
Equity change in net loss at 20% applied to note receivable-related party as of December 31, 2013	(5,193,577)
Equity change in net loss at 20% for nine months ended September 30, 2014	(190,438)
Previously unrecognized losses for year ended December 31, 2013	(272,637)
Interest accrued	48,505
Note receivable-related party at September 30, 2014	$1,370,855

As a result of the Aral Restructuring, the $5 million deposit for business acquisition was classified as a long-term note receivable. See Note 6 for additional information.

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

During the nine months ended September 30, 2014, the Company advanced $2.1 million to Condor. The Company recorded the previously unrecognized loss of $272,637 and its equity share of net loss from Condor of $190,438 for a total recognized loss of $463,075 during the nine months ended September 30, 2014.

The Company's investment in Condor has a balance of $0 and will not increase until the Company's share of income from Condor exceeds the $5,656,652 valuation allowance currently applied against the balance of the Company's note receivable to Condor.

As of September 30, 2014 and December 31, 2013, the Company has a note receivable of $6,979,002 and $5,005,108, respectively, plus accrued interest of $48,505 and $188,469, respectively, due from Condor.

As of September 30, 2014 and December 31, 2013, the Company has unrecognized losses of $0 and $272,637, respectively, in excess of its basis in Condor (the Company recognized all losses for the three and nine months ended September 30, 2014).

The Company is subject to recording its 20% proportionate share of Condor’s income or losses.  The Company is obligated to maintain, under the membership agreement of Condor, its proportionate share of capital contributions. Below is summarized financial information for Condor.

Summarized balance sheets:

	September 30, 2014	December 31, 2013
Current assets	$3,035,134	$4,224,369
Oil and gas properties, net	3,536,432	3,533,915
Other long –term assets	108,000	108,000
Total assets	$6,679,566	$7,866,284

Current liabilities	$1,192,816	$3,708,123
Notes payable to affiliates	33,739,816	31,477,643
Other long term liabilities	30,164	11,587
Total liabilities	34,962,796	35,197,353

Members’ equity (deficit)	(28,283,230)	(27,331,069)
Total liabilities and members’ equity (deficit)	$6,679,566	$7,866,284

Summarized statements of operations:

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Revenue	$2,583,429	$3,628,450
Operating expenses	(2,503,213)	(4,923,288)
Operating income (loss)	80,216	(1,294,838)
Interest expense	(1,032,375)	(620,394)
Net loss	$(952,159)	$(1,915,232)

The Company has an agreement to provide management services to Condor for which Condor owed $111,510 and $75,131 at September 30, 2014 and December 31, 2013, respectively. Total fees billed to Condor were $167,984 and $164,655 in the three months ended September 30, 2014 and 2013, respectively. Total fees billed to Condor were $502,514 and $478,318 in the nine months ended September 30, 2014 and 2013, respectively.

Condor owes the Company $23,452 and $47,076 at September 30, 2014 and December 31, 2013, respectively, from production sales related to the Company’s working interests in the Niobrara Asset.

The Company owes Condor $7,392 and $59,448 from production related expenses and $1,853,424 and $2,278,266 related to capital expenditures previously incurred by Condor for the drilling of wells as of September 30, 2014 and December 31, 2013, respectively.

White Hawk Petroleum, LLC

The Company accounted for its 50% ownership in White Hawk using the equity method through December 30, 2013. As a result of a series of transactions in which White Hawk became wholly-owned on December 31, 2013, White Hawk became a consolidated subsidiary.

NOTE 9 – NOTES PAYABLE

Note Purchase Agreement and Sale of Secured Promissory Notes

On March 7, 2014, the Company entered into a $50 million financing facility between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”).   Pursuant to the Note Purchase, the Company initially issued the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”) and provided for an additional $15.5 million available under the financing agreement to fund the Company’s future drilling costs.

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

The Initial Notes are due and payable on March 6, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time. Additionally, we are required on the third business day of each month, commencing on April 1, 2014, to prepay the Initial Notes in an amount equal to the lesser of (a) the outstanding principal amount of the Initial Notes or (b) twenty-five percent (25%) of the aggregate of all net revenues actually received by us and our subsidiaries for the immediately preceding calendar month (or such pro rata portion of the first month the payment is required).  The Initial Notes also provide that RJC is to be repaid (i) accrued interest, only after all of the other Investors are repaid any accrued interest due and (ii) principal, only after all of the other Investors are repaid the full amount of principal due under their Initial Notes, and (iii) that any funding in connection with Subsequent Notes will be made solely by RJC.

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

●
Red Hawk Purchase - A Purchase and Sale Agreement between PEDCO, the Company’s wholly-owned subsidiary, Red Hawk, and Golden Globe (the “Red Hawk Purchase”); which the Company conveyed 50% of the mineral interests and leases acquired in the Continental Acquisition to Golden Globe. The agreement also provided that for three years from March 7, 2014, Golden Globe does not have the right to propose or conduct any operations on the property acquired pursuant to the Red Hawk Purchase, unless (a) approved by Red Hawk, or (b) unless Red Hawk fails to execute the portion of the then current capital expenditure plan related to such applicable assets, provided that Golden Globe may not (i) propose to drill more wells on such lands during the calendar year covered by such capital expenditure plan than are prescribed in the portion of such applicable capital expenditure plan and (ii) propose or conduct any operations on such lands during the following calendar year in excess of the operations budgeted for in the portion of such applicable capital expenditure plan.

●
Asia Sixth Purchase - The Asia Sixth Purchase Agreement between PEDCO and Golden Globe (the “Asia Sixth Purchase”); the principal terms of which required the conveyance of 50% of the Company’s 51% interest in Asia Sixth once acquired by PEDCO and if any part of the $10 million deposit previously paid by the Company in connection with the SSA is returned to the Company, 50% of any such returned funds will be paid to Golden Globe.  On August 1, 2014, the Company terminated the SSA, with each of the Company and RJC, as Golden Globe’s designee, receiving a $5.0 million promissory note from Asia Sixth, thereby satisfying the Company’s obligation to return 50% of the returned deposit to Golden Globe.  See Note 6.

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

As a result of the transactions effected by the Red Hawk Purchase, Asia Sixth Purchase, Membership Purchase and Plan of Merger, Golden Globe acquired ownership of 50% of all of the Company’s oil and gas assets and properties acquired in connection with the Continental Acquisition, rights to 50% of the Company's right to acquire Asia Sixth which owns the oil and gas assets and properties in Kazakhstan pursuant to the Shares Subscription Agreement (which has since been terminated), and effective ownership of 50% of the Mississippian Asset. In return, the Company received the financing agreement to acquire the Wattenberg Asset from Continental and provide for future drilling funds and obtain a strategic partner to fund its own portion of the drilling costs for the development of the Company’s properties.

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

Accordingly, total debt discount including the original issue discount and the amount allocated to the sale of assets was $15,142,920.  In addition, additional deferred financing costs for the grant of warrants to purchase 1,000,000 shares of common stock to a placement agent with a fair value of $1,519,601 was recorded.

In addition, during the three months ended September 30, 2014, the Company borrowed $1,967,360 for drilling activities under a Subsequent Note, excluding deferred financing costs of $276,342 and discount of $98,378. As of September 30, 2014, there was approximately $13.5 million available to draw down under Subsequent Notes from RJC.

All deferred financing costs and debt discount amounts are amortized using the effective interest rate method. The amount of the debt discount and deferred financing costs (net of amortization) reflected on the balance sheet as of September 30, 2014 was $13,134,864 and $6,206,286, respectively. Amortization of debt discount, amortization of deferred financing costs and interest expense, related to the Initial Notes and the first advance, was $967,604, $452,377 and $1,332,575 for the three months ended September 30, 2014, respectively. Amortization of debt discount, amortization of deferred financing costs and interest expense, related to the Initial Notes and the first advance, was $2,106,424, $971,412 and $2,994,579 for the nine months ended September 30, 2014, respectively.

During the nine months ended September 30, 2014, there were $696,480 of payments made to reduce the outstanding Initial Notes.

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

Upon maturity, the Company was obligated to pay to the holders an additional payment-in-kind (“PIK”) cash amount equal to 10% of the original principal amount of the Bridge Notes, or $400,000. If an event of default on the Bridge Notes occurred, the principal amount of the Bridge Notes, plus accrued and unpaid interest and the PIK, if any, would have been declared immediately due and payable, subject to certain conditions set forth in the Bridge Notes. These amounts were to be automatically due and payable upon written notice of holders of a majority of the then-outstanding principal amount in the case of certain types of bankruptcy or insolvency events. The PIK liability was reflected as a debt discount to the principal and amortized over the life of the Bridge Notes, which was estimated upon their original issuance date to be December 2013.

The Bridge Warrants are exercisable for shares of the Company’s common stock for a period of four (4) years commencing as of their issuance date, at an exercise price of $5.25 per share; provided, however, that the exercise price was to be adjusted to the price per share at which the Company issues common stock in the Company’s next underwritten public offering of common stock, if such price per share is lower than $5.25 per share and such offering occurred within six months of the grant date (provided that no underwritten offering occurred within six months of closing). The Bridge Warrants may be exercised on a cashless basis. The Company determined that these warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could have resulted in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Such warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Monte Carlo simulation valuation model in the period ended March 31, 2013. The Company subsequently determined, as a public offering was not closed prior to the six month expiration of any possible exercise price adjustment on September 22, 2013, that the exercise price of the warrants would not be reset and the derivative feature of the warrants has no value as of the period ending September 30, 2014.

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

Second Amendment to Bridge Notes and Subordination and Intercreditor Agreements

On March 7, 2014, the Company entered into a Second Amendment to Secured Promissory Notes (each, a “Second Amended Note,” and collectively, the “Second Amended Notes”) with all but one of the holders (each holder who agreed to such Second Amendment Notes, the “Amended Bridge Investors”). Subsequently, on August 20, 2014, the one remaining holder also entered into the Second Amended Notes, and became an “Amended Bridge Investor” (as discussed below).

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

The Company concluded that the Note Purchase Amendment described above constituted a debt extinguishment rather than a debt modification because a significant conversion feature was added to the terms of the note.  As a result, the Company recorded a loss on debt extinguishment of $763,310 in the first quarter of 2014. Accordingly, a debt premium was recorded for the increase in fair value over the carrying value of the notes payable, which is equal to $136,381 after amortization of debt premium as of September 30, 2014.

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

During the three months ended September 30, 2014, four holders of Bridge Notes converted an aggregate of $727,257 (principal, accrued interest and payment-in-kind amounts) due under the Bridge Notes into an aggregate of 494,463 shares of common stock of the Company.

As of September 30, 2014, Bridge Notes with an aggregate principal amount of $575,000 remain outstanding, plus accrued interest of $54,255 and additional payment-in-kind of $57,500. The aggregate principal and accrued and unpaid interest and payment-in-kind amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes. The interest expense related to these notes for the three months ended September 30, 2014 and September 30, 2013 was $125,927 and $336,962, respectively. The interest expense related to these notes for the nine months ended September 30, 2014 and September 30, 2013 was $597,499 and $687,413, respectively.

See Note 15 for conversions occurring after September 30, 2014.

Related Party Financings

MIE Jurassic Energy Corporation

On February 14, 2013, the Company’s subsidiary, Pacific Energy Development Corp. (“PEDCO”) entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “Note”, the description of which Note below takes into account the amendments to such Note to date) with MIEJ, with an effective date of November 1, 2012. Under the Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million under the Note, with repaid amounts not being permitted to be re-borrowed. Amounts borrowed under the Note were used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset, Niobrara Asset-related acquisition expenses, and repayment of $432,433 due to Condor as a refund of the performance deposit paid by MIEJ to Condor with respect to the Mississippian Asset acquisition and applied toward the Company’s purchase price of the Mississippian Asset. When drawn, principal borrowed under the Note carries an interest rate of 10.0% per annum. Principal and accrued interest under the Note is due and payable within ten (10) business days of August 31, 2014. The Note may be prepaid in full by PEDCO without penalty, and is secured by all of PEDCO’s ownership and working interests in the FFT2H, Logan 2H, Waves 1H, State 16-7-60 1H and Wickstrom 18-2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such wells, and PEDCO’s ownership and working interests in each future well drilled and completed in the Niobrara Asset. The Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the Note on March 25, 2013, for a total current principal amount outstanding under the Note of $6.17 million as of September 30, 2014. As of September 30, 2014, approximately $330,000 is available for future borrowing by PEDCO under the Note. Further, the Company owes $1,047,264 in accrued interest at September 30, 2014 under the Note.

On October 8, 2014, MIEJ provided us the expected written notice stating that the Note was past due and payable. Pursuant to the subordination language in the Note, as amended, MIEJ agreed to subordinate the Note to indebtedness for money borrowed from any bank or other non-affiliated financial institution or investment group incurred by the Company in excess of $10 million, which subordinated the Note to the Initial Notes issued to the Investors on March 7, 2014 pursuant to the Note Purchase Agreement.

NOTE 10 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the three and nine months ended September 30, 2014 and 2013.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Deferred income tax assets as of September 30, 2014 and December 31, 2013 are as follows:

	As of	As of
	September 30,	December 31,
	2014	2013
Deferred Tax Assets (Liabilities)
Depletion	$852,970	$562,342
Net operating losses	5,636,659	4,131,374
Impairment – oil and natural gas properties	(1,122,953)	(1,122,953)
Other	918,552	(33,885)
Total noncurrent deferred tax asset	6,285,228	3,536,878

Less: valuation allowance	(6,285,228)	(3,536,878)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at September 30, 2014. The net change in the total valuation allowance for the three and nine months ended September 30, 2014 was an increase of $232,101 and $2,748,350, respectively.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2014, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through September 30, 2014.

As of September 30, 2014, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $18,526,290 for federal and state tax purposes, respectively. If not utilized, these losses will begin to expire beginning in 2031 for both federal and state purposes.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014, which has been extended for an additional two years with the term now ending in July 2016, for its corporate office space located in Danville, California. The obligation under this lease as of September 30, 2014 is $93,830.

In March 2014, the Company entered into a non-cancelable lease agreement with a term of three years ending March 31, 2017 (the “Current Houston Lease”), for its operations office space located in Houston, Texas. The obligation under this lease as of September 30, 2014 is $31,020.

In September 2014, the Company entered into a non-cancelable lease agreement with a term of five years ending on or about February 28, 2020 (subject to modification pending delivery of the premises to the Company) (the “New Houston Lease”), which location shall serve as the Company’s expanded operations office space in Houston, Texas, following build-out and availability of the office space, which is anticipated to be completed in February 2015.  The landlord under the Current Houston Lease is the same landlord under the New Houston Lease, and the landlord has agreed that upon delivery of this new office space to the Company, the Current Houston Lease shall be terminated and the Company shall be fully released from such prior lease. The obligation under this lease as of September 30, 2014 is $306,090.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the Wattenberg Asset, 105 net acres are due to expire in the three months remaining in 2014 (542 net acres did expire during the nine months ended September 30, 2014), 6,183 net acres expire in 2015, 2,348 net acres expire in 2016 and 221 net acres expire thereafter, (net to our direct ownership interest only). In the Niobrara Asset, 40 net acres are due to expire in 2014 (no net acres expired during the nine months ended September 30, 2014), 423 net acres expire in 2015, 454 net acres expire in 2016 and 589 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through an active program of drilling and completing producing wells. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

All of our net acres in the Mississippian asset will expire in 2014 if we do not drill and complete at least three (3) long horizontal wells in the asset by December 29, 2014 (160 net acres did expire during the nine months ended September 30, 2014).  If our extension options expire and we have to renew such leases on new terms, we could incur significant cost increases, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire.

The Mississippian Asset is structured as a primary term assignment by the seller to PEDCO MSL of the leasehold interests which expires on December 29, 2014. If PEDCO MSL drills and completes at least three (3) horizontal wells on these leasehold interests during this primary term, then PEDCO MSL has the option, in its sole discretion, to extend the primary term with respect to some or all of the leases subject to the assignment for an additional one (1) year period upon payment to the seller of an additional $200 per net acre covered by the leases upon which the option is exercised. If PEDCO MSL completes a commercially producing well during the primary or extended terms, then the seller shall assign such leases to PEDCO MSL for as long as the wells produce in paying quantities, with each horizontal well of at least 4,000 feet in length holding 320 acres covered by the leases, each short horizontal well with a length of between less than 4,000 feet and at least 2,000 feet in length holding 160 acres, and each vertical well holding 10 acres. The seller shall retain an overriding royalty interest equal to the positive difference, if any, obtained by subtracting existing leasehold burdens from 22.5% before payout and 25% after payout (reduced to the extent the seller assigns less than a 100% working interest to PEDCO MSL). For purposes of the Mississippian agreement, “payout” is defined as such time, on a well by well basis, when a well has sold the following specified barrels of oil equivalent (“BOE”), (utilizing a conversion factor for gas sales of 8 thousand cubic feet (Mcf) per 1 barrel of oil): for a vertical well, ten thousand (10,000) BOE; for a short horizontal well: twenty-five thousand (25,000) BOE; and for a horizontal well: fifty thousand (50,000) BOE.

The Company does not believe it will be able to drill and complete the three horizontal wells necessary to hold this acreage by December 29, 2014.  However, the Company is in current discussions to extend the primary term of the term assignment and believes that an extension will be obtained, although there can be no assurances that an extension will be obtained on commercially reasonable terms, or at all.  If the Company successfully obtains the primary term assignment extension, the Company anticipates that the drilling of the three wells will commence in the first half of 2015.  If, however, the Company is unsuccessful in obtaining an extension of the primary term assignment, and the Company’s term assignment expires with respect to the Mississippian Asset, the Company will likely be required to impair the Mississippian Asset in full in the amount of approximately $5.1 million, of which 50% will impact non-controlling interest.

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

NOTE 12 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At September 30, 2014, the Company was authorized to issue 100,000,000 shares of its Series A preferred stock with a par value of $0.001 per share.

At September 30, 2014, there were -0- shares of the Company’s Series A preferred stock outstanding.

COMMON STOCK

At September 30, 2014, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the nine months ended September 30, 2014, the Company issued shares of common stock or restricted common stock as follows:

On January 6, 2014, the Company issued 4,453 shares of common stock to a consultant in connection with the exercise of 5,000 options on a cashless basis.

On February 6, 2014, the Company issued 29,647 shares of common stock to an unaffiliated third party in connection with the exercise of 33,334 warrants on a cashless basis.

On February 11, 2014, the Company issued 20,000 shares of common stock for cash proceeds of $4,800 to South Texas Reservoir Alliance LLC (“STXRA”) in connection with the exercise of 4,453 options.

On February 11, 2014, the Company issued 28,682 shares of common stock to a consultant in connection with the exercise of 33,334 warrants on a cashless basis.

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

On July 1, 2014, the Company granted an aggregate of 1,370,000 shares of its restricted common stock with an aggregate fair value of $2,657,800, based on the market price on the date of grant, to certain employees of the Company pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s 2013 annual equity incentive compensation review process, which had been delayed and deferred by the Board of Directors from December 2013 due to certain pending public offerings and transactions at that time. With respect to 1,285,000 of the shares, 20% of the shares vest six months from the date of grant, 20% vest nine months from the date of grant, 20% vest one year from the date of grant, 10% vest eighteen months from the date of grant, 10% vest two years from the date of grant, 10% vest thirty months from the date of grant and the final 10% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company. With respect to 85,000 of the shares, 25% of the shares vest six months from the date of grant, 15% vest one year from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company.  All shares of restricted common stock granted under the 2012 Equity Incentive Plan are held in escrow and will be released to the employees upon the date the shares vest.

On July 15, 2014, the Company issued 22,500 shares to a financial advisor valued at $2.17 per share for a consulting services agreement signed by the Company during the second quarter in the amount of $48,825.

On September 2, 2014, the Company issued 77,000 shares of common stock in full satisfaction of certain reimbursable fees and expenses due to a third party, with such amount converted at $1.89 per share, the market price on the date of the agreement.

During the three months ended September 30, 2014, four holders of Bridge Notes converted an aggregate of $727,257 (principal, accrued interest and payment-in-kind amounts) due under the Bridge Notes into an aggregate of 494,463 shares of common stock of the Company.

As of September 30, 2014, Bridge Notes with an aggregate principal amount of $575,000 remain outstanding, plus accrued interest of $54,255 and additional payment-in-kind of $57,500. The aggregate principal and accrued, unpaid interest and payment-in-kind amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes.

Stock compensation expense recorded related to restricted stock during the nine months ended September 30, 2014 was $2,430,101.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of September 30, 2014, 3,424 shares of common stock granted under the 2003 Stock Option Plan and 2009 Stock Incentive Plan approved when the Company was known as Blast Energy Services, Inc. (“Blast”) remain outstanding and exercisable. No options were issued under these plans in 2013, or during the nine months ended September 30, 2014.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014 to increase by 5,000,000 the number of shares of common stock reserved for issuance under the Plan. A total of 7,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 2,640,752 shares have been issued as restricted stock, 452,000 shares are subject to issuance upon exercise of issued and outstanding options, and 3,907,248 remain available for future issuance as of September 30, 2014.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of September 30, 2014, options to purchase an aggregate of 405,804 shares of the Company’s common stock and 591,791 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

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

During the nine months ended September 30, 2014, the Company recognized stock option expense of $195,256. The remaining amount of unamortized stock options expense at September 30, 2014 was $369,975.

The intrinsic value of outstanding and exercisable options at September 30, 2014 was $1,482,444.

The intrinsic value of outstanding and exercisable options at December 31, 2013 was $2,178,812 and $1,983,579, respectively.

Option activity during the nine months ended September 30, 2014 was:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract Term
	Shares	Price	(# years)
Outstanding at January 1, 2014	1,404,724	$0.80	8.09
Granted	347,500	2.07
Exercised	(25,000)	0.24
Forfeited and cancelled	-	-

Outstanding at September 30, 2014	1,727,224	$1.06	6.81

Exercisable at September 30, 2014	1,311,024	$0.65	7.53

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

The intrinsic value of outstanding as well as exercisable warrants at September 30, 2014 and December 31, 2013 was $-0- and $125,335, respectively.

Warrant activity during the nine months ended September 30, 2014 was:
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract Term
	Shares	Price	(# years)
Outstanding at January 1, 2014	3,053,370	$4.12	2.49
Granted	1,333,334	2.91
Exercised	(58,329)	0.27
Forfeited and cancelled	(1,341,671)	4.38

Outstanding at September 30, 2014	2,986,704	$3.54	2.73

Exercisable at September 30, 2014	2,986,704	$3.54	2.73

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

On October 8, 2014, MIEJ provided us the expected written notice stating that the Note was past due and payable. Pursuant to the subordination language in the Note, as amended, MIEJ agreed to subordinate the Note to indebtedness for money borrowed from any bank or other non-affiliated financial institution or investment group incurred by the Company in excess of $10 million, which subordinated the Note to the Initial Notes issued to the Investors on March 7, 2014 pursuant to the Note Purchase Agreement. Notwithstanding the notice from MIEJ and the Company’s confidence based on the subordination language in the Note that no payments are due or payable at this time, it is the Company’s desire that with approval of the Investors, the Company will be able to use a portion of the Company’s available cash flow from operations to make payments from time to time on the Note prior to the maturity of the Initial Notes in March 2017. See Note 9.

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

Accounts Payable – Condor. Accruals for drilling costs due to Condor as a working interest owner and revenue receivable due from Condor as a working interest owner represent capital expenditures, lease operating expenses and revenues allocable to the Company for its various working interests in the wells from 12.60% to 18.75% and its net revenue interest varies from 10.01% to 15.00%. At September 30, 2014, Condor owes the Company $473 from production sales related to the Company’s net revenue interest in the Niobrara Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet. At September 30, 2014, the Company owes Condor $7,392 from production related expenses and $1,853,424 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. Related to the February 22, 2013 Agreement for Purchase of Term Assignment (the “Purchase Agreement”) between PEDCO MSL and Berexco for the acquisition of the Mississippian Asset and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,117, the $864,866 initial deposit due from PEDCO MSL to Berexco were funds which were initially held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. In February 2013, MIEJ elected not to participate in the Mississippian Asset acquisition transaction through Condor, the seller and PEDCO MSL agreed to restructure the Mississippian Asset acquisition transaction to provide for PEDCO MSL to be the sole buyer and apply the performance deposit previously paid toward the purchase price due from us in the restructured transaction, and PEDCO MSL was obligated to refund to Condor the amount of $432,433 representing the 50% of the deposit paid by MIEJ to Condor, which amount was repaid on March 7, 2014. As of December 31, 2013, the $432,433 is reflected in accounts payable - related party in the accompanying balance sheet.

During the three and nine months ended September 30, 2014, the Company charged $167,265 and $502,514, respectively, in expenses related to a management services agreement with Condor. This management fee represents an amount agreed upon between MIEJ and the Company as being reflective of the approximate amount of time and resources the Company personnel dedicates to Condor-related matters on a monthly basis. Prior to November 1, 2012, the Company charged a monthly management fee of $28,250 to Condor. Condor paid a monthly management fee of $54,885 through 2013 based on the agreed upon 2013 budget, which was further revised during the period ended June 30, 2014 to $55,755 per month. As of September 30, 2014, the Company had accrued $111,510 in amounts due from Condor under the agreement.

NOTE 15 – SUBSEQUENT EVENTS

Continental Acquisition Post-Closing Letter Agreement

On October 9, 2014, Red Hawk and Continental entered into a post-closing letter agreement (the “Post-Closing Letter Agreement”) pursuant to which Red Hawk and Continental agreed on certain final post-closing matters in connection with the Continental Acquisition. Pursuant to the Post-Closing Letter Agreement, Continental agreed to pay to Red Hawk an aggregate amount of $482,677, which funds were received by the Company on October 9, 2014, and which represent a net-downward adjustment to the Base Purchase Price (as defined in the Purchase Agreement) to reflect certain customary post-closing adjustments set forth in the Purchase Agreement.

In addition, the Company acquired all of Continental’s right, title and interest in certain additional oil and gas leases covering approximately 864 net acres in Weld County, Colorado, approximately 858 net acres of which are located in the Wattenberg core area (the “Additional Acquired Acreage”). The Company acquired the Additional Acquired Acreage in exchange for the Company’s agreement to assume approximately $73,224 in certain ad valorem tax liabilities with respect to the acquired assets. The Company also conveyed all right, title and interest in oil and gas leases covering approximately 109 net acres to Continental, which Continental erroneously conveyed to the Company in conjunction with the Purchase Agreement, and which the Company had previously decided not to acquire.

Effective October 9, 2014, the Company executed First Amendment to Deed of Trust, Security Agreement, Assignment of
Production, Financing Statement and Fixture Filing in favor of the Public Trustee of Weld County, Colorado (the “Trustee”), and BAM Administrative Services, LLC (“BAM”) (the “Deed of Trust Amendment”), to perfect BAM’s security interest in the Additional Acquired Assets pursuant to the Company’s credit facility previously entered into with BAM and its affiliates.

Issuance of Common Stock

On October 22, 2014, the Company issued 49,408 shares of common stock to a holder of its Bridge Notes. The holder converted $40,000 of principal, interest and payment-in-kind (“PIK”) equal to 10% of the unpaid principal amount of the Bridge Note.  Debt premium of $4,706 that was being amortized over the expected life of the Bridge Note was expensed.

Issuance of Restricted Stock

On October 8, 2014, the Company granted 200,000 shares of its restricted common stock with a fair value of $282,000, based on the market price on the date of grant, to an employee pursuant to the Company’s 2012 Equity Incentive Plan.  20% of the shares vest on the six month anniversary of the grant date, 20% vest on the twelve month anniversary of the grant date, 15% vest on the eighteen month anniversary of the grant date, 15% vest on the twenty-four month anniversary of the grant date, 15% vest on the thirty month anniversary of the grant date and 15% vest on the thirty-six month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

On October 8, 2014, the Company granted 100,000 shares of its restricted common stock with a fair value of $141,000, based on the market price on the date of grant, to an employee pursuant to the Company’s 2012 Equity Incentive Plan.  25% of the shares vest on the six month anniversary of October 6, 2014 (the “Vesting Commencement Date”), 15% vest on the twelve month anniversary of the Vesting Commencement Date, 15% vest on the eighteen month anniversary of the Vesting Commencement Date, 15% vest on the twenty-four month anniversary of the Vesting Commencement Date, 15% vest on the thirty month anniversary of the Vesting Commencement Date and 15% vest on the thirty-six month anniversary of the Vesting Commencement Date, all contingent upon the recipient’s continued service with the Company.

On November 4, 2014, the Company granted 14,000 fully-vested shares of its restricted common stock with a fair value of $10,500, based on the market price on the date of grant, to a consultant pursuant to the Company’s 2012 Equity Incentive Plan.

Issuance of Options to Purchase Common Stock

On October 8, 2014, the Company granted options to purchase 100,000 shares of common stock to an employee at an exercise price of $1.41 per share. 25% vest on the six month anniversary of October 6, 2014 (the “Vesting Commencement Date”), 15% vest on the twelve month anniversary of the Vesting Commencement Date, 15% vest on the eighteen month anniversary of the Vesting Commencement Date, 15% vest on the twenty-four month anniversary of the Vesting Commencement Date, 15% vest on the thirty month anniversary of the Vesting Commencement Date and 15% vest on the thirty-six month anniversary of the Vesting Commencement Date, all contingent upon the recipient’s continued service with the Company. The fair value of the options on the date of grant, using the Black-Scholes model, is $87,520. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.57%, (2) expected term of 4.25 years, (3) expected volatility of 83%, and (4) zero expected dividends.

MIEJ Note Repayment Notice

On October 8, 2014, MIEJ provided us the expected written notice stating that the Note was past due and payable. Pursuant to the subordination language in the Note, as amended, MIEJ agreed to subordinate the Note to indebtedness for money borrowed from any bank or other non-affiliated financial institution or investment group incurred by the Company in excess of $10 million, which subordinated the Note to the Initial Notes issued to the senior creditors on March 7, 2014 pursuant to the Note Purchase Agreement. Notwithstanding the notice from MIEJ and the Company’s confidence based on the subordination language in the Note that no payments are due or payable at this time, it is the Company’s desire that with approval of the senior creditors, the Company will be able to use a portion of the Company’s available cash flow from operations to make payments from time to time on the Note prior to the maturity of the Initial Notes in March 2017.  See Note 9.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, and the unaudited consolidated financial statements included in this quarterly report.

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 31 of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014, as amended.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2014, above.

General Overview

PEDEVCO Corp. (the “Company”, “PEDEVCO”, “we” and “us”) is an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand.  We currently hold approximately 16,511 net operated D-J Basin acres located in Weld and Morgan Counties, Colorado, comprised of approximately 2,379 net operated acres in the Wattenberg Extension area of the D-J Basin which we refer to in our unaudited financial statements for the three and nine months ended September 30, 2014, above,  as our “Niobrara Asset,” and 14,132 net operated acres in the Wattenberg and Wattenberg Extension areas of the D-J Basin that we recently acquired from Continental Resources, Inc. (“Continental”) and which we refer to in our unaudited financial statements for the three and nine months ended September 30, 2014, above, as our “Wattenberg Asset,” which we collectively refer to as our “D-J Basin Asset.”  Our wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), currently holds interests in 45 wells in our D-J Basin Asset, 11 of which are operated by Red Hawk and currently producing, with an additional 3 new operated wells recently drilled and awaiting completion and flow-back scheduled for mid-November 2014, 16 are non-operated, and Red Hawk has an after-payout interest in 15.  We also operate 5 additional wells in our D-J Basin Asset through Condor Energy Technology, LLC (“Condor”), our partially-owned subsidiary.

In addition, we have approximately 6,686 gross (3,283 net acres) of oil and gas properties in the Mississippian Lime play located in Comanche, Harper, and Kiowa Counties, Kansas, which we own an indirect 49% working interest in and operate, which we refer to as our “Mississippian Asset.”  We hold the Mississippian Asset pursuant to a term assignment which expires on December 29, 2014. If we drill at least three horizontal wells on these leasehold interests prior to this date, then we have the option, in our sole discretion, to extend the primary term with respect to some or all of the leases subject to the assignment for an additional one (1) year period upon payment of an additional $200 per net acre covered by the leases upon which the option is exercised.  We do not believe we will be able to drill and complete the three horizontal wells necessary to hold this acreage by December 29, 2014.  However, we are in current discussions to extend the primary term of the term assignment and believe that an extension will be obtained, although there can be no assurances that an extension will be obtained on commercially reasonable terms, or at all.  If we successfully obtain the primary term assignment extension, we anticipate that the drilling of the three wells will commence in the first half of 2015.  If, however, we are unsuccessful in obtaining an extension of the primary term assignment, and our term assignment expires with respect to the Mississippian Asset, we will likely be required to impair the Mississippian Asset in full.

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

We have listed below the total production volumes and total revenue net to PEDEVCO for the three and nine months ended September 30, 2014 and 2013 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for PEDEVCO's D-J Basin Asset held indirectly through Condor that would be net to PEDEVCO’s interest if reported on a consolidated basis.

	Three months ending September 30, 2013	Three months ending September 30, 2014
Oil volume (BBL)	4,492	12,353
Gas volume (MCF)	5,135	27,790
Volume equivalent (BOE) (1)	5,348	16,984
Revenue (000’s)	$463	$1,187

	Nine months ending September 30, 2013	Nine months ending September 30, 2014
Oil volume (BBL)	12,536	46,882
Gas volume (MCF)	10,996	68,149
Volume equivalent (BOE) (1)	14,369	58,240
Revenue (000’s)	$1,224	$4,496

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

We are pleased with our most recent 9 month four-fold increase in year-over-year production (BOE).  We are especially encouraged since we achieved this increase despite issues of inadequate access to sufficient produced water disposal resources.  We believe that these interruptions, which impacted most operators in the D-J Basin this past quarter, are non-recurring.  As we recently publicly announced, and as described below in “Recent Developments”, we negotiated preferential access to a recently completed salt water disposal (“SWD”) well that we believe will be capable of handling all of our produced water.  This contract should allow us to produce oil at full capacity going forward, which we have demonstrated thus far in the 4th quarter.  To illustrate this impact, during a 27 day period in August and September 2014 when a number of our wells were shut-in due to the D-J Basin’s water disposal bottle neck, we received net production of 975 BOE through our Red Hawk subsidiary.  These wells were brought back to full production on September 20, 2014 and have been at full production since.  In contrast, during the most recent 27 day period ending November 5, 2014, we received net production of 3,339 BOE through our Red Hawk subsidiary.  Our team’s early anticipation of disposal needs - which led to the negotiation of this SWD agreement - has already had a significant positive impact which we believe will allow us to continue to operate at full capacity, while lowering costs.  We will continue to use our team’s experience to improve our oil production while lowering and normalizing the operating costs of our newly acquired D-J Basin Asset.

Strategy

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to continue to seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado.  Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next 12 calendar months will be focused on the acquisition, development and expansion of our D-J Basin Asset.  Due to unexpected delays in obtaining necessary spacing, pooling and drilling permits, and securing required drilling, completion, and water sourcing and disposal vendors and resources, we have been delayed in executing upon our anticipated full development plan for 2014 by approximately 6 months.  Accordingly, we plan to drill and complete, and participate in the drilling and completion of, approximately 15 additional total wells (equivalent to 5 net wells to us) in our D-J Basin Asset through mid-2015, including both operated and non-operated wells.  We plan to utilize projected cash flow from operations, the approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available under our current debt (described in greater detail below under “Historical Liquidity and Capital Resources” – “Secured Debt Funding”), cash on hand, and proceeds from future potential debt and/or equity financings to fund our operations and business plan.

Recent Developments

Appointment of President

Effective October 8, 2014, the Company promoted its then-current Chief Financial Officer and Executive Vice President, Mr. Michael Peterson, to the offices of President and Chief Financial Officer of the Company, in consideration of Mr. Peterson’s valuable leadership and operational role and continuing contributions to the Company. The Company’s then-current Chairman, President and Chief Executive Officer, Mr. Frank Ingriselli, continues in his roles as Chairman and Chief Executive Officer, focusing his efforts on strategic relationships, corporate strategy and building shareholder value.

Negotiated Preferential Access to New Salt Water Disposal Well

In late-October 2014, the Company received notice of the successful completion of a newly drilled salt water disposal well (“SWD”) in the D-J Basin to which the Company will have preferential access.  Throughout the third quarter of 2014, increased development in the D-J Basin as well as operational problems with numerous SWD wells have caused most operators, including the Company, to have to shut in wells for periods of time due to the inability to dispose of the water that naturally comes with production. Anticipating the need for a secure and stable SWD relationship, the Company negotiated a long-term contract with a third party SWD firm which entitles the Company to dispose of its produced water on a preferential basis in a new SWD well to be completed by the firm in the fourth quarter of 2014.  The Company has been advised by the firm that the SWD well has been successfully completed and that it will be capable of disposing of all of the Company’s produced water, which may be as much as 3,000 barrels per day commencing with the flowback and production from the Company’s three new Loomis wells expected to be completed in mid-November 2014.

Bridge Note Amendment and Conversions

During the nine months ended September 30, 2014, holders of eight of the Company’s Secured Promissory Notes, originally issued by the Company on March 22, 2013, as amended on December 16, 2013 and March 7, 2014 (the “Bridge Notes”), exercised their option to convert a portion or all of their Bridge Notes to common stock of the Company.  The Company issued an aggregate of 1,403,187 shares of common stock of the Company to holders of Bridge Notes upon conversion of an aggregate of $2,196,786 in principal, accrued interest, and payment-in-kind outstanding under such Bridge Notes.  The Bridge Notes were converted pursuant to the terms of that certain Second Amendment to Secured Promissory Notes, dated March 7, 2014 (the “Second Amendment”).

On October 22, 2014, the Company issued 49,408 shares of common stock to a holder of its Bridge Notes. The holder converted $40,000 of principal, interest and payment-in-kind (“PIK”) equal to 10% of the unpaid principal amount of the Bridge Note.  Debt premium of $4,706 that was being amortized over the expected life of the Bridge Note was expensed.

Following these Bridge Note Conversions, an aggregate principal amount of $555,159 of the original $4 million principal amount of the Bridge Notes remains issued and outstanding, plus accrued and unpaid interest and payment-in-kind, is convertible into common stock of the Company pursuant to the terms of the Bridge Notes.

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

As previously disclosed by the Company, on September 11, 2013, the Company entered into a Shares Subscription Agreement (the “SSA”) with Asia Sixth Energy Resources Limited (“Asia Sixth”), a company incorporated under the laws of the British Virgin Islands, which entity currently holds a 60% interest in Aral, and which holding was anticipated to increase to 66.5% following the completion of certain transactions previously planned to occur between Asia Sixth and its other partner in Aral, Caspian Energy Inc., an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange that currently holds a 40% interest in Aral (“Caspian Energy”).  As previously contemplated under the SSA, the Company would acquire shares of Asia Sixth representing 51% of the issued and outstanding capital stock of Asia Sixth (the “Asia Sixth Shares”), in exchange for the payment by the Company of $10 million to Asia Sixth (the “Deposit”), which was previously paid by the Company to Asia Sixth in 2013, plus a final subscription payment due at the closing equal to a maximum of up to an additional $20 million, depending upon the volume of oil produced by Aral at the time of closing (the “Final Subscription Price”), which volume thresholds were achieved in February 2014 prior to Aral’s production being voluntarily halted by Aral pending receipt of a required gas-flaring permit from the Government of Kazakhstan, or finalization of a gas off-take agreement for the sale of gas produced from the asset.  Subsequent to the Company’s entry into the SSA, in connection with the Company’s closing of its acquisition of certain assets from Continental Resources, Inc. and entry into a debt facility with RJC and affiliates thereof, the Company assigned 50% of its right and interest to acquire the capital stock of Asia Sixth to Golden Globe and 50% of the Deposit in the event the transaction with Asia Sixth was terminated, with Golden Globe also assuming a 50% obligation to fund the Final Subscription Price to the extent due to Asia Sixth at closing.

In connection with the Aral Restructuring, on August 1, 2014 the Company entered into a Termination Agreement of the Shares Subscription Agreement dated September 11, 2013, between The Sixth Energy Limited (“Sixth Energy”), Asia Sixth and Pacific Energy Development Corp., a wholly-owned subsidiary of the Company (the “Termination Agreement”), which Termination Agreement provides for the termination of the previous SSA as a precondition to the Aral Restructuring.  Under the Termination Agreement, the Company received a promissory note in the principal amount of $5.0 million from Asia Sixth (the “A6 Promissory Note”), secured by a first priority security interest in all of the assets of Asia Sixth, which A6 Promissory Note represents the Company’s interest in the Deposit originally paid to Asia Sixth by the Company under the SSA following the assignment of 50% of the Company's right and interest to acquire the capital stock of Asia Sixth to Golden Globe.  The A6 Promissory Note is due and payable upon the termination of the Caspian Purchase Agreement (defined below), with interest accruing at the rate of 10% per annum, compounded daily, in the event the A6 Promissory Note is not paid in full on or before such termination date.

In addition, the Company entered into a purchase agreement between Caspian Energy, Caspian Energy Limited, Asia Sixth, Groenzee B.V., Pacific Energy Development Corp., Giant Dragon Enterprises Limited, ACAP Limited, and RJC (the “Caspian Purchase Agreement”).  Pursuant to the Caspian Purchase Agreement, upon the closing of the transactions contemplated thereunder, (i) the Company will receive a 5.0% interest in Caspian Energy in exchange for the assignment of the A6 Promissory Note to Caspian Energy, (ii) all of Asia Sixth’s direct and indirect ownership in Aral shall be exchanged for equity interests in Caspian Energy, with Aral becoming a wholly-owned subsidiary of Caspian Energy, (iii) approximately $25.4 million in debt owed by Asia Sixth as a result of the termination of the SSA and certain other agreements (including the debt now owed to the Company) will be converted into Caspian Energy capital stock, (iv) substantially all of Aral’s existing debt will be consolidated and held directly or indirectly by Caspian Energy as Aral’s new parent company, and (v) Sixth Energy and certain other shareholders of Caspian Energy shall provide a loan facility of up to an additional $21.5 million to Aral to fund its operations and development efforts.

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

North Sugar Valley Asset Divestiture

Effective September 1, 2014, we sold our remaining right, title and interest in our non-core North Sugar Valley asset in Matagorda County, Texas, to Sun Resources Texas Inc. for net cash proceeds of $50,250.  The vertical wells on this asset have been uneconomic and shut-in for much of 2014, and we elected to divest this non-core asset rather than incur additional well remediation and work-over expenses where success of such operations was uncertain.  Upon divestiture of this asset, we also received a reimbursement of $164,619 from the operator for certain pre-paid work-over expenses which were not used.

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

Comparison of the Three Months Ended September 30, 2014 with the Three Months Ended September 30, 2013

Oil and Gas Revenue. For the three months ended September 30, 2014, we generated a total of $1,090,000 in revenues, compared to $199,000 for the three months ended September 30, 2013. The increase of $891,000 was primarily due to the increased revenue resulting from the purchase of the Wattenberg Asset as of March 7, 2014.

Lease Operating Expenses. For the three months ended September 30, 2014, lease operating expenses associated with the oil and gas properties were $104,000, compared to $123,000 for the three months ended September 30, 2013. The decrease of $19,000 was primarily due to the increased lease operating expenses from our North Sugar Valley asset in the prior period, mostly offset by lease operating expenses from the purchase of the Wattenberg Asset as of March 7, 2014.

Exploration Expense. For the three months ended September 30, 2014, exploration expense was $88,000 primarily related to the acquisition of seismic data for our recently acquired Wattenberg Asset and lease extension expense. We had no exploration expense for the three months ended September 30, 2013.

Selling, General and Administrative Expenses. For the three months ended September 30, 2014, selling, general and administrative (“SG&A”) expenses were $2,198,000, compared to $1,501,000 for the three months ended September 30, 2013. The increase of $697,000 was primarily due to an increase in stock compensation expense as a result of the vesting of certain stock grants during the period (as explained further in the option footnote above).  Our accounting and other professional fees increased due to the acquisition activity in the current period. We anticipate these expenses to be reduced in relation to total SG&A expenses going forward.  The components of SG&A expense are summarized below (amounts in thousands):

	For the Three Months Ended
	September 30,		Increase/
(in thousands)	2014	2013	(Decrease)
Payroll and related costs	$451	$295	$156
Stock compensation expense	1,159	774	385
Legal fees	60	49	11
Accounting and other professional fees	264	312	(48)
Insurance	24	29	(5)
Travel and entertainment	51	20	31
Office rent, communications and other	189	22	167
	$2,198	$1,501	$697

Impairment of Oil and Gas Properties.  For the three months ended September 30, 2014, impairment of oil and gas properties was $322,000, compared to $219,000 for the three months ended September 30, 2013, the $103,000 increase is due to expired leases.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended September 30, 2014, DD&A costs were $273,000, compared to $101,000 for the three months ended September 30, 2013. The $172,000 increase was primarily due to the increased production in the current period.

Loss on Settlement of Payables. For the three months ended September 30, 2013, loss on settlement of payables was $8,000 related to the settlement of payables with our common stock.  We had no loss on settlement of payables for the three months ended September 30, 2014.

Gain (Loss) on Sale of Oil and Gas Properties. For the three months ended September 30, 2014, loss on sale of oil and gas properties was $6,000 related to the sales of our non-core North Sugar Valley Asset.

Loss on oil and gas property acquisition deposit. We had no loss on oil and gas property acquisition for the three months ended September 30, 2014 and 2013.

Gain (Loss) from Equity Method Investments. For the three months ended September 30, 2014, we had a loss from equity method investments of $46,000 compared to a gain from equity method investments of $127,000 for the three months ended September 30, 2013. The change in earnings of $173,000 is primarily due to the decreased production in our Condor investment in the current period.

Other Income (Expense). For the three months ended September 30, 2014, other expense was $3,018,000, compared to $439,000 for the three months ended September 30, 2013. The increase in other expense of $2,579,000 was primarily due to the increased interest expense of $2,542,000 primarily due to the financing costs related to the acquisition of the Wattenberg Asset.

Net Loss Attributable to PEDEVCO Common Stockholders. For the three months ended September 30, 2014, net loss attributable to PEDEVCO common stockholders was $4,804,000, compared to a net loss attributable to PEDEVCO common stockholders of $2,065,000 for the three months ended September 30, 2013. The increase in net loss of $2,739,000 was primarily due to the reasons described above.

Comparison of the Nine Months Ended September 30, 2014 with the Nine Months Ended September 30, 2013

Oil and Gas Revenue. For the nine months ended September 30, 2014, we generated a total of $4,192,000 in revenues, compared to $624,000 for the nine months ended September 30, 2013. The increase of $3,568,000 was primarily due to the increased revenue resulting from the purchase of the Wattenberg Asset as of March 7, 2014.

Lease Operating Expenses. For the nine months ended September 30, 2014, lease operating expenses associated with the oil and gas properties were $1,367,000, compared to $512,000 for the nine months ended September 30, 2013. The increase of $855,000 was primarily due to $396,000 of costs associated with the sale of inventory from the purchase of the Wattenberg Asset and the increased lease operating expenses resulting from the purchase of the Wattenberg Asset as of March 7, 2014.

Exploration Expense. For the nine months ended September 30, 2014, exploration expense was $1,213,000 primarily related to the acquisition of seismic data for our recently acquired Wattenberg Asset and lease extension expense. We had no exploration expense for the nine months ended September 30, 2013.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2014, selling, general and administrative (“SG&A”) expenses were $6,208,000, compared to $4,049,000 for the nine months ended September 30, 2013. The increase of $2,159,000 was primarily due to an increase in stock compensation expense as a result of the vesting of certain stock grants during the period (as explained further in the option footnote above).  The components of SG&A expense are summarized below (amounts in thousands):

	For the Nine Months Ended
	September 30,		Increase/
(in thousands)	2014	2013	(Decrease)
Payroll and related costs	$1,305	$940	$365
Stock compensation expense	2,710	1,208	1,502
Legal fees	564	320	244
Accounting and other professional fees	1,117	1,232	(115)
Insurance	69	162	(93)
Travel and entertainment	131	120	11
Office rent, communications and other	312	67	245
	$6,208	$4,049	$2,159

Impairment of Oil and Gas Properties.  For the nine months ended September 30, 2014, impairment of oil and gas properties was $354,000, compared to $307,000 for the nine months ended September 30, 2013, the $47,000 increase is due to a higher number of expired leases.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the nine months ended September 30, 2014, DD&A costs were $753,000, compared to $356,000 for the nine months ended September 30, 2013. The $397,000 increase was primarily due to the increased production in the current period related to the Wattenberg Asset.

Loss on Settlement of Payables. For the nine months ended September 30, 2014, loss on settlement of payables was $39,000 related to the settlement of payables with our common stock, as compared to $8,000 for the nine months ended September 30, 2013.

Loss on Sale of Oil and Gas Properties. For the nine months ended September 30, 2014, loss on sale of oil and gas properties was $5,414,000. This was primarily due to the sale to Golden Globe of 50% of the Wattenberg Asset acquired from Continental, partially offset by a gain related to the sale of White Hawk properties in the current period.

Loss on Sale of Equity Investment. For the nine months ended September 30, 2014, loss on sale of equity investment of $1,028,000 was related to the sale of 50% of the Mississippian Asset to Golden Globe. We had no loss on sale of equity investment for the nine months ended September 30, 2013.

Loss on Sale of Asia Sixth Interest. For the nine months ended September 30, 2014, loss on sale of Asia Sixth was $1,945,000 related to the sale of 50% of that asset to Golden Globe. We had no loss on sale of Asia Sixth for the nine months ended September 30, 2013.

Loss on oil and gas property acquisition deposit. For the nine months ended September 30, 2013, loss on oil and gas property acquisition deposit was $200,000 related to the expiration of an option to acquire certain interests in the prior period. We had no loss on oil and gas property acquisition deposit for the nine months ended September 30, 2014.

Other Income (Expense). For the nine months ended September 30, 2014, other expense was $7,747,000 compared to $930,000 for the nine months ended September 30, 2013. The increase in other expense of $6,817,000 was primarily due to the increased interest expense of $6,032,000 primarily due to the financing costs related to the acquisition of the Wattenberg Asset and $823,000 related to the loss on extinguishment of debt in the current period.

Net Loss Attributable to PEDEVCO Common Stockholders. For the nine months ended September 30, 2014, net loss attributable to PEDEVCO common stockholders was $22,169,000, compared to a net loss attributable to PEDEVCO common stockholders of $5,980,000 for the nine months ended September 30, 2013. The increase in net loss of $16,189,000 was primarily due to the reasons described above.

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

Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects. Assuming that we complete one or more public or private debt or equity financings to fund our planned 2014 and 2015 capital expenditures and repay our outstanding debt as it becomes due, we plan to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to $30 million over the next twelve months in order to achieve our plans.

We expect our projected cash flow from operations combined with our existing cash on hand and the approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available under our current debt facility will be sufficient to fund our operations for the next twelve months.  We anticipate meeting any shortfall in capital expenditures through one or more public or private debt or equity offerings.  As of September 30, 2014, the debt due to the holders of secured subordinated promissory notes dated March 22, 2013, as amended, in the current principal amount of $575,000 maturing on July 31, 2014, and the repayment of debt due to MIEJ under a secured subordinated promissory note dated February 14, 2013, as amended on March 25, 2013 and July 9, 2013, in the principal amount of $6.17 million maturing on August 31, 2014, have been subordinated and are not eligible to be repaid until the maturity of our senior credit facility, described in greater detail below under “Amendment to PEDCO-MIEJ Note” and “Secured Debt Funding”, but may be paid if and when our senior creditor allows during the three year term of our senior credit facility. As described in “Amendment to PEDCO-MIEJ Note” below, MIEJ has requested repayment of its secured subordinated promissory note in full, and it is our desire that with approval of our senior credit facility creditors, we will be able to use a portion of our available cash flow from operations to make payments from time to time on the MIEJ Note prior to the maturity of the senior credit facility in March 2017. We may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2014 and 2015 capital expenditures and/or repay or refinance a portion or all of our outstanding debt if allowed to do so by our senior creditor.

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

Historical Liquidity and Capital Resources

Amendment to PEDCO-MIEJ Note

On July 9, 2013, we and MIE Jurassic Energy Corporation (“MIEJ”) agreed to amend the Secured Subordinated Promissory Note, dated February 14, 2013 provided to MIEJ by our wholly-owned subsidiary PEDCO (the "MIEJ Note") to extend the maturity date from December 31, 2013 to August 31, 2014, and to remove the maturity trigger upon the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company.  The Amended and Restated Secured Subordinated Promissory Note (the “Amended Note”), dated July 9, 2013, amends and restates the MIEJ Note.  Under the Amended Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million outstanding principal under the Note, with repaid amounts not being permitted to be re-borrowed.  Amounts borrowed under the Amended Note may be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset.  When drawn, principal borrowed under the Amended Note carries an interest rate of 10.0% per annum.  Principal and accrued interest under the Amended Note are due and payable within ten (10) business days of August 31, 2014.  The Amended Note may be prepaid in full by the Company without penalty, and is secured by all of PEDCO’s ownership and working interest in the FFT2H, Waves 1H, Logan 2H, State 16-7-60 1H and Wickstrom 18-2H wells located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interest in each future well drilled and completed in the Niobrara Asset. The total principal amount outstanding under the note is $6.17 million as of September 30, 2014. There is currently approximately $330,000 available for future borrowing by PEDCO under the note. Further, the Company owes $891,745 in accrued interest at September 30, 2014 under the Note.

On October 8, 2014, MIEJ provided us the expected written notice stating that the MIEJ Note was past due and payable. Pursuant to the subordination language in the MIEJ Note, as amended, MIEJ agreed to subordinate the MIEJ Note to indebtedness for money borrowed from any bank or other non-affiliated financial institution or investment group incurred by us in excess of $10 million, which subordinated the MIEJ Note to our senior credit facility, described in greater detail below under “Secured Debt Funding”, Notwithstanding the notice from MIEJ and our confidence based on the subordination language in the MIEJ Note that no payments are due or payable at this time, it is our desire that with approval of our senior credit facility creditors, we will be able to use a portion of our available cash flow from operations to make payments from time to time on the MIEJ Note prior to the maturity of the senior credit facility in March 2017.

Amendments to Condor-MIEJ Note

On July 9, 2013, Condor, the Company’s 20% owned subsidiary, and MIEJ agreed to amend the Promissory Note (the “Original Condor-MIEJ Note”) previously entered into on February 14, 2013 by Condor and MIEJ, to increase the amount available for borrowing from $14 million to $25 million for the purposes of funding drilling and development of Condor’s assets.  The Amended and Restated Promissory Note, executed July 9, 2013 by Condor and effective June 28, 2013 (the “Amended Condor-MIEJ Note”), amends and restates the Original Condor-MIEJ Note.  Under the Amended Condor-MIEJ Note, Condor may draw down multiple advances up to a maximum of $25 million outstanding principal under the Amended Condor-MIEJ Note (previously $14 million), with repaid amounts not being permitted to be re-borrowed.  When drawn, principal borrowed under the Amended Condor-MIEJ Note carries an interest rate per annum equal to the one (1) month LIBOR rate, plus four percent (4%).  Principal and accrued interest due under the Amended Condor-MIEJ Note is due and payable on the date that is 36 months from the date each advance is made under the Amended Condor-MIEJ Note.  The note may be prepaid in full by Condor without penalty. The total principal amount outstanding as of September 30, 2014 under the Amended Condor-MIEJ Note is $27.0 million. The Company is currently negotiating to increase the amount available under this facility.

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

Through the date hereof, holders of $1,819,841 of the Amended Notes exercised their option to convert a portion or all of their Amended Notes to common stock of the Company.  We issued an aggregate of 1,452,595 shares of common stock of the Company to holders of the Amended Notes upon conversion of an aggregate of $2,138,347 in principal, accrued interest, and payment-in-kind outstanding under their Amended Notes (the “Note Conversions”), according to the terms of the Amended Notes.  Following the Note Conversions, an aggregate principal amount of $555,159 of the original $4 million principal amount of the bridge notes remain issued and outstanding, plus accrued and unpaid interest and payment-in-kind, is convertible into common stock of the Company pursuant to the terms of the Amended Notes.

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

In addition, during the three months ended September 30, 2014, the Company borrowed $1,967,360 for drilling activities. The Notes are due and payable on March 6, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time.

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

The net proceeds from the Initial Funding were used by us (along with funds raised through the February 2014 sale of assets which were formerly owned by White Hawk), to purchase assets located in Weld and Morgan Counties, Colorado, from Continental Resources, Inc. as part of the Continental Acquisition, which transaction closed on March 7, 2014, and (ii) to pay fees and expenses incurred in connection with the transactions contemplated by the Note Purchase and Continental Acquisition. In addition, during the three months ended September 30, 2014, the Company borrowed $1,967,360 for drilling activities.

We had total current assets of $13.1 million as of September 30, 2014, including cash of $8.9 million, compared to total current assets of $7.0 million as of December 31, 2013, including a cash balance of $6.6 million.

We had total assets of $46.8 million as of September 30, 2014 compared to $25.8 million as of December 31, 2013. Included in total assets as of September 30, 2014 and December 31, 2013, were $16.0 million and $2.2 million, respectively, of proved oil and gas properties subject to amortization and $7.2 million and $6.6 million, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $41.3 million as of September 30, 2014, including current liabilities of $19.8 million, compared to total liabilities of $14.9 million as of December 31, 2013, including current liabilities of $14.8 million.

We had negative working capital of $6.7 million, total shareholders’ equity of $5.5 million and a total accumulated deficit of $53.1 million as of September 30, 2014, compared to negative working capital of $7.8 million, total shareholders’ equity of $10.9 million and a total accumulated deficit of $30.9 million as of December 31, 2013.

Cash Flows From Operating Activities. We had net cash provided by operating activities of $1.1 million for the nine months ended September 30, 2014, which was primarily due to the positive impact of the increases in field operating revenues from the acquisition of the Wattenberg Asset.

Cash Flows From Investing Activities. We had net cash used in investing activities of $18.2 million for the nine months ended September 30, 2014 due primarily to $28.5 million of cash paid for the Continental property, $3.6 million of cash paid for drilling costs, partially offset by $16.2 million of proceeds from the sales of oil and gas properties, deposit and equity investments.

Cash Flows From Financing Activities. We had net cash provided from financing activities of $19.4 million for the nine months ended September 30, 2014, primarily due to the issuance of $21.2 million in notes payable and $6.5 million related to a common stock offering, partially offset by $5.7 million paid for deferred financing costs and $2.3 million of debt repayments.

Recent Accounting Pronouncements

During the period ended September 30, 2014, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

As an early stage company, we continue to develop our internal control systems. We continue to seek additional financial reporting and accounting experience and expertise. The Company has implemented certain internal controls with respect to: (1) its financial closing process to ensure that all transactions are properly identified, evaluated for accounting and disclosure treatment and recorded in the proper period; and (2) its controls over reporting between the Company and its related party operations (Condor). The Company is in the process of implementing standardized, written internal controls and procedures. These controls and procedures have not yet been fully developed or documented. The Company expects to complete the initial phase of its internal controls development over the next three months.

Except as otherwise discussed above, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2014, the Company issued an aggregate of 40,000 shares of its restricted common stock, and granted options to purchase an aggregate of 80,000 shares of its restricted common stock at an exercise price of $2.50 per share, to a new employee of the Company pursuant to the Company’s 2012 Equity Incentive Plan, which shares were registered pursuant to the Company’s Registration Statement on Form S-8 filed with the SEC on October 31, 2013.  All shares and options vest over a forty-two month period, contingent upon the recipient’s continued service with the Company, and all shares are held in escrow only to be released to the recipient upon the date the shares vest.

On July 1, 2014, the Company granted an aggregate of 1,370,000 shares of its restricted common stock to certain employees of the Company pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s 2013 annual equity incentive compensation review process, which had been delayed and deferred by the Board of Directors from December 2013 due to certain pending public offerings and transactions at that time, of which a portion thereof were registered pursuant to the Company’s Registration Statement on Form S-8 filed with the SEC on October 31, 2013.  All shares vest over a three year period, contingent upon the recipient’s continued service with the Company, and are held in escrow only to be released to the employee upon the date the shares vest.

On July 1, 2014, the Company granted options exercisable for an aggregate of 215,000 shares of its restricted common stock at an exercise price of $1.94 per share, to certain employees, and options exercisable for an aggregate of 52,500 shares of its restricted common stock at an exercise price of $1.94 per share, to certain consultants of the Company, all pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s 2013 annual equity incentive compensation review process, which had been delayed and deferred by the Board of Directors from December 2013 due to certain pending public offerings and transactions at that time.  All options vest over a three year period, contingent upon the recipient’s continued service with the Company, and are not exercisable until such options vest.

During August, September and October 2014, holders of three (3) of the Company’s Secured Promissory Notes, originally issued by the Company on March 22, 2013, as amended on December 16, 2013 and March 7, 2014 (and August 20, 2014 with respect to one holder) (the “Bridge Notes”), exercised their option to convert a portion or all of their Bridge Notes into common stock of the Company.  The Company issued an aggregate of 289,030 shares of common stock of the Company to holders of Bridge Notes upon conversion of an aggregate of $386,797 in principal, accrued interest, and payment-in-kind outstanding under such Bridge Notes (the “Note Conversions”).  The Bridge Notes were converted pursuant to the terms of that certain Second Amendment to Secured Promissory Notes, dated March 7, 2014 (and August 20, 2014 with respect to one holder) (the “Second Amendment”).

On September 2, 2014, the Company issued 77,000 shares of common stock in full satisfaction of certain reimbursable fees and expenses due to a third party.

On October 8, 2014, the Company issued an aggregate of 300,000 shares of its restricted common stock, and options to purchase an aggregate of 100,000 shares of its restricted common stock at an exercise price of $1.41 per share, to certain employees of the Company pursuant to the Company’s 2012 Equity Incentive Plan.  All shares and options vest over a three year period, contingent upon the recipient’s continued service with the Company, and all shares are held in escrow only to be released to the employees upon the date the shares vest.

On November 4, 2014, the Company granted 14,000 fully-vested shares of its restricted common stock to a consultant of the Company pursuant to the Company’s 2012 Equity Incentive Plan.

These issuances and grants described above which constituted “offers” and/or “sales” of securities, were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and each recipient was (a) an “accredited investor”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; and/or (c) was a non-U.S. person.  Additionally, the Note Conversions were exempt from registration pursuant to an exemption from registration afforded by Section 3(a)(9) of the Act as the shares of common stock issued in connection with such Note Conversion were exchanged by the Company with its existing security holders (the Bridge Note holders) exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.  Notwithstanding the above disclosures, certain of the issuances and grants of securities described above did not constitute “offers” and/or “sales” of securities.

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

PEDEVCO Corp.

November 14, 2014	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 14, 2014	By:	/s/ Michael L. Peterson
Michael L. Peterson
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed With This Quarterly Report on Form 10-Q	Form	Exhibit	Filing Date/Period End Date	File Number
4.1	PEDEVCO Corp. Amended and Restated 2012 Equity Incentive Plan.		S-8 POS	4.1	July 1, 2014	333-192002
4.2	PEDEVCO Corp. 2012 Equity Incentive Plan – Form of Restricted Shares Grant Agreement.		S-8	4.2	October 31, 2013	333-192002
10.1	Termination Agreement of the Shares Subscription Agreement Dated 11 September 2013, dated August 1, 2014, by and among The Sixth Energy Limited, Asia Sixth Energy Resources Limited, and Pacific Energy Development Corp.		8-K	10.1	August 5, 2014	001-35922
10.2	Agreement for the Purchase of Shares of Aral Petroleum Capital LLP and Shares and Debt of Groenzee B.V., dated August 1, 2014, by and among Caspian Energy Inc., Caspian Energy Limited, Asia Sixth Energy Resources Limited, Groenzee B.V., Pacific Energy Development Corp., Giant Dragon Enterprises Limited, ACAP Limited, and RJ Credit, LLC		8-K	10.2	August 5, 2014	001-35922
10.3	Promissory Note, dated August 1, 2014, issued by Asia Sixth Energy Resources Limited to Pacific Energy Development Corp.		8-K	10.3	August 5, 2014	001-35922
10.4	Post-Closing Letter Agreement, dated October 9, 2014, by and between Red Hawk Petroleum, LLC and Continental Resources, Inc.		8-K	10.1	October 14, 2014	001-35922
10.5	First Amendment to Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Red Hawk Petroleum, LLC (October 9, 2014).		8-K	10.2	October 14, 2014	001-35922
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*Furnished herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.