Form 10-K
period 2015-01-31
PEDEVCO CORP
filed 2015-03-31
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 based upon the closing price reported on such date was approximately $41,695,000. Shares of voting stock held by each officer and director and by each person who, as of June 28, 2014, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 25, 2015, 37,817,997 shares of the registrant’s common stock, $0.001 par value per share, were outstanding

Forward Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS,” "PROJECTS," "ESTIMATES,” "PLANS," "MAY INCREASE," "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2014. AS USED HEREIN, THE “COMPANY,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO PEDEVCO CORP. (D/B/A PACIFIC ENERGY DEVELOPMENT), WHICH WAS KNOWN AS BLAST ENERGY SERVICES, INC. UNTIL JULY 30, 2012, AND ITS WHOLLY-OWNED AND PARTIALLY-OWNED SUBSIDIARIES, BLAST AFJ, INC. PACIFIC ENERGY DEVELOPMENT CORP., CONDOR ENERGY TECHNOLOGY LLC (UNTIL DIVESTED EFFECTIVE JANUARY 1, 2015), WHITE HAWK PETROLEUM, LLC, PACIFIC ENERGY TECHNOLOGY SERVICES, LLC, PACIFIC ENERGY & RARE EARTH LIMITED, BLACKHAWK ENERGY LIMITED, RED HAWK PETROLEUM, LLC, AND PACIFIC ENERGY DEVELOPMENT MSL LLC, UNLESS OTHERWISE STATED.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	planned combination transaction with Dome Energy;
●	estimated future reserves and the present value of such reserves; and
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 27, and readers are encouraged to review that section.

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

Financial and other information about PEDEVCO Corp. is available on our website (www.pacificenergydevelopment.com). Information on our website is not incorporated by reference into this report. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

PART I

ITEM 1. BUSINESS.

History

We were originally incorporated in September 2000 as Rocker & Spike Entertainment, Inc. In January 2001 we changed our name to Reconstruction Data Group, Inc., and in April 2003 we changed our name to Verdisys, Inc. and were engaged in the business of providing satellite services to agribusiness. In June 2005, we changed our name to Blast Energy Services, Inc. (“Blast”) to reflect our new focus on the energy services business, and in 2010 we changed the direction of the Company to focus on the acquisition of oil and gas producing properties.

On July 27, 2012, we acquired through a reverse acquisition, Pacific Energy Development Corp., a privately held Nevada corporation, which we refer to as Pacific Energy Development. As described below, pursuant to the acquisition, the shareholders of Pacific Energy Development gained control of approximately 95% of the voting securities of our company. Since the transaction resulted in a change of control, Pacific Energy Development was the acquirer for accounting purposes. In connection with the merger, which we refer to as the Pacific Energy Development merger, Pacific Energy Development became our wholly-owned subsidiary and we changed our name from Blast Energy Services, Inc. to PEDEVCO Corp. Following the merger, we refocused our business plan on the acquisition, exploration, development and production of oil and natural gas resources in the United States, with a primary focus on oil and natural gas shale plays and a secondary focus on conventional oil and natural gas plays.

Business Operations

Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand.  As of December 31, 2014, we held approximately 14,985 net D-J Basin acres located in Weld and Morgan Counties, Colorado, comprised of approximately 14,013 net acres in the Wattenberg and Wattenberg Extension areas of the D-J Basin that we acquired in March 2014 from Continental Resources, Inc. (“Continental” and the “Continental Acquisition”) and previously referred to as our “Wattenberg Asset,” and approximately 972 net acres in the Wattenberg Extension area of the D-J Basin we previously referred to as our “Niobrara Asset,” which we now collectively refer to as our “D-J Basin Asset.” Our wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), as of December 31, 2014, holds interests in 53 gross (7.8 net) wells in our D-J Basin Asset, of which 14 gross (6.3 net) wells are operated by Red Hawk and currently producing, 17 gross (1.5 net) wells are non-operated and 22 wells have an after-payout interest.  As of December 31, 2014, we also operated 5 additional wells in our D-J Basin Asset through Condor Energy Technology, LLC (“Condor”), our partially-owned subsidiary, which we divested in February 2015.

In February 2015, we continued to expand our D-J Basin position through the acquisition, of additional oil and gas working interests from Golden Globe Energy (US), LLC (“GGE” and the “D-J Basin Acquisition”), which includes approximately 12,977 additional net acres in the D-J Basin located almost entirely within Weld County, Colorado, including acreage located in the prolific Wattenberg core area, and interests in 53 gross wells with an estimated then-current net daily production of approximately 500 barrels of oil equivalent per day (“BOEPD”) as of February 7, 2015. The majority of these assets were originally conveyed to GGE’s predecessor-in-interest, RJ Resources Corp., by us in March 2014 in connection with the Continental Acquisition, and are now included in our D-J Basin Asset. See further details regarding this transaction below in “Recent Developments – D-J Basin Asset Acquisition.” Management believes the acquisition of these reserves associated with this acquisition should enhance the Company’s ability to access more traditional sources of debt financing and secure additional opportunities, including the contemplated transaction with Dome Energy, Inc. discussed in greater detail below.

 In February 2015, the Company, Dome Energy AB (“Dome AB”), and Dome Energy, Inc., a wholly-owned subsidiary of Dome AB (“Dome US,” and together with DOME AB, “Dome Energy”), entered into a Heads of Agreement which contemplates the acquisition by the Company of 100% of the capital stock of Dome US in exchange for approximately 140 million shares of our common stock. Dome US produces approximately 1,250 BOEPD from a core operated portfolio of conventional oil and gas assets located in Texas and Wyoming, and from additional non-core producing assets located in Arkansas, Kentucky, Louisiana, Mississippi, and Oklahoma. See further details regarding this transaction below in “Recent Developments – Heads of Agreement with Dome Energy”

The contemplated acquisition of Dome US and the recently completed D-J Basin Acquisition were structured to work hand in hand with the intent of increasing the assets, proven reserves and cash flows of the Company, for the express purpose of securing lower-cost bank financing, whether by increasing Dome US’s current bank facility and/or securing new bank credit to pay down the Company’s current debt and reduce the cost of capital for the Company going forward.

Furthermore, in February 2015, the Company sold to MIE Jurassic Energy Corp. (“MIEJ”), its then 80% partner in Condor Energy Technology LLC (“Condor”), the Company's (i) 20% interest in Condor, and (ii) approximately 972 net acres and interests in three wells located in the Company’s legacy, non-core Niobrara acreage located in Weld County, Colorado, that were directly held by the Company in Condor-operated wells. The assets being sold included working interests in five Condor-operated wells that produced approximately 26 barrels of oil per day net to the Company's interest as of February 2015, as well as approximately 2,300 total net acres to the Company's interest in non-core Niobrara areas. The Company and MIEJ also agreed to aggregate and restructure all liabilities owed by the Company to MIEJ and Condor, reducing our debt outstanding with MIEJ and Condor from approximately $9.4 million to $4.925 million, revising and extending the terms of the outstanding debt due to MIEJ, and reducing our senior debt by $500,000 through MIEJ’s direct repayment of principal due to our senior lenders. See greater details regarding this transaction below in “Recent Developments – Settlement Agreement with MIEJ.”

After giving effect to the D-J Basin Acquisition and the divestiture of our legacy non-core Niobrara assets to MIEJ as discussed above, as of February 1, 2015, the Company was producing approximately 994 BOEPD from our D-J Basin Asset, we currently hold approximately 26,990 net acres in our D-J Basin Asset, and we hold interests in 53 gross (15.6 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by our wholly-owned subsidiary, Red Hawk and are currently producing, 17 gross (3.1 net) wells are non-operated, and 22 wells have an after-payout interest.

We have also entered into agreements to acquire a 5% interest in a Canadian publicly-traded company which is in the process of acquiring a 100% working interest in production and exploration licenses covering an approximate 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan, which closing is subject to receipt of required approvals from the Kazakhstan government and satisfaction of other customary closing conditions, which are planned to be satisfied on or before July 2015.  In connection with our recent D-J Basin Acquisition, we provided GGE a one-year option to acquire our interest in our Kazakhstan opportunity for $100,000, described in greater detail below in “Recent Developments – D-J Basin Asset Acquisition.”

We have listed below the total production volumes and total revenue net to the Company for the years ended December 31, 2014 and 2013 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis, and which does not include any production realized from our recent D-J Basin Acquisition.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Oil volume (BBL)	57,753	16,065
Gas volume (MCF)	94,981	13,560
Volume equivalent (BOE) (1)	73,583	18,325
Revenue (000’s)	$5,139	$1,531

(1) 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Business Strategy

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. As evidenced by the recent D-J Basin Asset, we plan to continue to seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado.  Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next 12 calendar months will be focused on the acquisition, development and expansion of our D-J Basin Asset, with particular emphasis placed on reducing our drilling and completion costs while increasing production results.  We plan to drill and complete, and participate in the drilling and completion of, approximately 14 additional total wells (equivalent to 3.5 net wells to us) in our D-J Basin Asset through 2015 for total capital expenditures of approximately $24 million, including both operated and non-operated wells, 12 of which will be long lateral wells.  We plan to utilize projected cash flow from operations, the approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available under our current senior debt facility, cash on hand, and proceeds from future potential debt and/or equity financings to fund our operations and business plan.  In addition, the Company is currently working with Dome Energy to prepare a projected drilling and completion schedule and budget assuming the Company's acquisition of Dome US is consummated, which new 2015 program we anticipate will provide for the drilling of approximately 9 gross (4.2 net) long lateral wells at an estimated capital cost to the Company of approximately $25.8 million, and 24 gross (9 net) short lateral wells at an estimated capital cost to the Company of approximately $28.0 million, increasing our 2015 capital expenditure program with respect to drilling and completions to approximately $53.8 million, and to approximately $55.5 million total including lease renewals.

 The following chart reflects our current organizational structure:

  *Represents percentage of voting power based on 37,817,997 shares of common stock and 66,625 shares of Series A Convertible Preferred Stock outstanding as of March 25, 2015, and excludes voting power to be acquired upon exercise of outstanding options or warrants.

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

Competitive Strengths

We believe we are well positioned to successfully execute our business strategies and achieve our business objectives because of the following competitive strengths:

Management. We have assembled a management team at our Company with extensive experience in the fields of international and domestic business development, petroleum engineering, geology, petroleum field development and production, petroleum operations and finance. Several members of the team developed and ran what we believe were successful energy ventures that were commercialized at Texaco, CAMAC Energy Inc., and Rosetta Resources. We believe that our management team is highly qualified to identify, acquire and exploit energy resources in the U.S. and abroad.

Our management team is headed by our Chairman and Chief Executive Officer, Frank C. Ingriselli, an international oil and gas industry veteran with over 36 years of experience in the energy industry, including as the President of Texaco International Operations Inc., President and Chief Executive Officer of Timan Pechora Company, President of Texaco Technology Ventures, and President, Chief Executive Officer and founder of CAMAC Energy Inc. Our management team also includes President and Chief Financial Officer, Michael L. Peterson, who brings extensive experience in the energy, corporate finance and securities sectors, including as a Vice President of Goldman Sachs & Co., Chairman and Chief Executive Officer of Nevo Energy, Inc. (formerly Solargen Energy, Inc.), and a former director of Aemetis, Inc. (formerly AE Biofuels Inc.). In addition, our Executive Vice President and General Counsel, Clark R. Moore, has nearly 10 years of energy industry experience, and formerly served as acting general counsel of CAMAC Energy Inc.

Key Advisors. Our key advisors include South Texas Reservoir Alliance, LLC, which we refer to as STXRA, and other industry veterans. According to STXRA, the STXRA team has experience in drilling and completing horizontal wells, including over 100 horizontal wells with lengths exceeding 4,000 feet from 2010 to 2014, as well as experience in both slick water and hybrid multi-stage hydraulic fracturing technologies and in the operation of shale wells and fields. We believe that our relationship with STXRA, both directly and through our jointly-owned services company, Pacific Energy Technology Services, LLC, will supplement the core competencies of our management team and provide us with petroleum and reservoir engineering, petrophysical, and operational competencies that will help us to evaluate, acquire, develop, and operate petroleum resources into the future.

Significant acreage positions and drilling potential. We have accumulated interests in a total of approximately 27,000 net acres in our core D-J Basin Asset operating area, which we believe represents a significant unconventional resource play. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we estimate there could be up to 971 potential gross drilling locations in our D-J Basin Asset acreage, and we anticipate drilling approximately 14 gross (3.5 net) wells through the end of 2015, leaving us a substantial drilling inventory for future years. In the event the Company consummates its anticipated combination with Dome Energy, we anticipate that we will expand our 2015 drilling program to drill approximately 9 gross (4.2 net) long lateral wells and 24 gross (9 net) short lateral wells in 2015.

Marketing

The prices we receive for our oil and natural gas production fluctuate widely. Factors that cause price fluctuation include the level of demand for oil and natural gas, weather conditions, hurricanes in the Gulf Coast region, natural gas storage levels, domestic and foreign governmental regulations, the actions of OPEC (Organization of the Petroleum Exporting Countries), price and availability of alternative fuels, political conditions in oil and natural gas producing regions, the domestic and foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. Decreases in these commodity prices adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production occur from time to time due to downstream pipeline system failure, capacity issues and scheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations can curtail our production capabilities and ability to maintain a steady source of revenue for our company. In addition, demand for natural gas has historically been seasonal in nature, with peak demand and typically higher prices during the colder winter months. See “Risk Factors” below.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers. As a consequence, the prices we receive for crude oil move up and down in direct correlation with the oil market as it reacts to supply and demand factors. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

We have currently entered into a month-to-month crude oil purchase contract with a third party buyer, pursuant to which the buyer purchases the crude oil produced from our 14 operated wells in our D-J Basin Asset, periodically at a price per barrel equal to the average of the New York Mercantile Exchange’s (NYMEX) daily settle quoted price for Cushing/WTI for trade days only during a calendar month, applicable to product delivered during any such calendar month, less a per barrel differential of $10.30. The crude oil is purchased at the wellhead, and we do not bear any incremental transportation costs.

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

Condor entered into a Gas Purchase Contract, dated June 1, 2012, with DCP Midstream, LP, which we refer to as DCP, pursuant to which Condor agreed to sell, and DCP agreed to purchase, all gas produced from Condor’s Niobrara wells located in Weld County, Colorado, at a purchase price equal to 83% of the net weighted average value for gas attributable to Condor that is received by DCP at its facilities sold during the month, less a $0.06/gallon local fractionation fee, for a period of ten years, terminating June 1, 2022.  Following the divestiture of our interest in Condor effective January 1, 2015, we no longer have an interest in, or our bound by, this agreement.

In connection with our Continental Acquisition in March 2014, we became a party to a Gas Purchase Contract, dated December 1, 2011, with DCP, pursuant to which we have agreed to sell, and DCP has agreed to purchase, all gas produced from six (6) of our D-J Basin Asset operated wells and surrounding lands located in Weld County, Colorado, at a purchase price equal to 83% of the net weighted average value for gas attributable to us that is received by DCP at its facilities sold during the month, less a $0.06/gallon local fractionation fee, for a period of ten years, terminating December 1, 2021.

In connection with our Continental Acquisition in March 2014, we also became a party to a Gas Purchase Agreement, dated April 1, 2012, as amended, with Sterling Energy Investments LLC, which we refer to as Sterling, pursuant to which we have agreed to sell, and Sterling has agreed to purchase, all gas produced from eight (8) of our D-J Basin Asset wells and surrounding lands located in Weld County, Colorado, at a purchase price equal to 85% of the revenue received by Sterling from the sale of gas after processing at Sterling’s plant that is attributable to us during the month, less a $0.50/Mcf gathering fee, subject to escalation, for a period of twenty years, terminating April 1, 2032.

We endeavor to assure that title to our properties is in accordance with standards generally accepted in the oil and natural gas industry. Some of our acreage may be obtained through farmout agreements, term assignments and other contractual arrangements with third parties, the terms of which often will require the drilling of wells or the undertaking of other exploratory or development activities in order to retain our interests in the acreage. Our title to these contractual interests will be contingent upon our satisfactory fulfillment of these obligations. Our properties are also subject to customary royalty interests, liens incident to financing arrangements, operating agreements, taxes and other burdens that we believe will not materially interfere with the use and operation of or affect the value of these properties. We intend to maintain our leasehold interests by making lease rental payments or by producing wells in paying quantities prior to expiration of various time periods to avoid lease termination.

Oil and Gas Properties

        We believe that the Wattenberg and Niobrara Shale plays represent among the most promising unconventional oil and natural gas plays in the U.S. We plan to continue to seek additional acreage proximate to our currently held core acreage. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the period from January 2015 to December 2015 will be focused on the acquisition, development and expansion of these formations. The Company is currently working with Dome Energy to prepare a projected drilling and completion schedule and budget assuming the Company’s acquisition of Dome US is consummated, which could impact our current 2015 drilling and completion plans.

Unless otherwise noted, the following table presents summary data for our leasehold acreage in our core areas as of December 31, 2014 and our drilling capital budget with respect to this acreage from January 1, 2015 to December 31, 2015, subject to availability of capital.

				Drilling & Land Acquisition Capital Budget January 1, 2015 - December 31, 2015
Current Core Assets:	Net Acres	Acre Spacing	Potential Gross -Drilling Locations (2)	Gross Wells	Net Wells	Gross Costs per Well (3)	Capital Cost to the Company (3)
D-J Basin Asset (1)	26,990	80	971
Long lateral				12	3.4	$6,500,000	$22,100,000
Short lateral				2	0.1	$3,300,000	$330,000
Lease renewal							$1,700,000
Total Assets	26,990		971	14	3.5		$24,130,000

(1)	Includes the impact of our completed transactions for the D-J Basin Acquisition and the divestiture of non-core legacy Niobrara assets to MIEJ previously discussed.
(2)
Potential gross drilling locations are calculated using the acre spacings specified for each area in the table and adjusted assuming forced pooling in the Niobrara. Colorado, where the D-J Basin Asset is located, allows for forced pooling, which may create more potential gross drilling locations than acre spacing alone would otherwise indicate. 40 acre spacing assumed for certain acreage and 80 acre spacing is assumed for certain acreage.

(3)	Costs per well are gross costs while capital costs presented are net to the Company’s working interests.

Unless otherwise noted, the following table presents summary data for our leasehold acreage in our core areas as of December 31, 2014 and our drilling capital budget with respect to this acreage from January 1, 2015 to December 31, 2015, assuming completion of our planned combination with Dome Energy, subject to availability of capital.

				Drilling & Land Acquisition Capital Budget January 1, 2015 - December 31, 2015
Current Core Assets:	Net Acres	Acre Spacing	Potential Gross -Drilling Locations (2)	Gross Wells	Net Wells	Gross Costs per Well (3)	Capital Cost to the Company (3)
D-J Basin Asset (1)	26,990	80	971
Long lateral				9	4.2	$6,200,000	$28,000,000
Short lateral				24	9.0	$3,100,000	$25,800,000
Lease renewal							$1,700,000
Total Assets	26,990		971	33	13.2		$55,500,000

(1)	Includes the impact of our completed transactions for the D-J Basin Acquisition and the divestiture of non-core legacy Niobrara assets to MIEJ previously discussed.
(2)
Potential gross drilling locations are calculated using the acre spacings specified for each area in the table and adjusted assuming forced pooling in the Niobrara. Colorado, where the D-J Basin Asset is located, allows for forced pooling, which may create more potential gross drilling locations than acre spacing alone would otherwise indicate. 40 acre spacing assumed for certain acreage and 80 acre spacing is assumed for certain acreage.

(3)	Costs per well are gross costs while capital costs presented are net to the Company’s working interests. We anticipate lower gross costs per well as we add more wells to our drilling program.

D-J Basin Asset

We directly hold all of our interests in the D-J Basin Asset through our wholly-owned subsidiary, Red Hawk.  These interests are located in Weld and Morgan Counties, Colorado.  Red Hawk is currently the operator of 14 gross (12.5 net) wells located in our D-J Basin Asset. Our D-J Basin Asset acreage is shown in the map below.

Non-Core Assets

We are a party to various agreements to acquire a 5% interest in a Canadian publicly-traded company which is in the process of acquiring a 100% working interest in production and exploration licenses covering an approximate 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan, which we plan to close upon receipt of required approvals from the Kazakhstan government and satisfaction of other customary closing conditions, which are planned to be satisfied on or before July 2015.  In connection with our recent D-J Basin Acquisition, we provided GGE a one-year option to acquire our interest in our Kazakhstan opportunity for $100,000, described in greater detail below in “Recent Developments – D-J Basin Asset Acquisition.”

Strategic Alliances

Golden Globe

On March 7, 2014, in connection with the Continental Acquisition, we entered into a $50 million 3-year term debt facility (the “Senior Notes”) with various investors including RJ Credit LLC, a subsidiary of a New York-based investment management group with more than $1.3 billion in assets under management specializing in resource investments.  As part of the transaction, GGE (formerly Golden Globe Energy Corp.) (an affiliate of RJ Credit LLC) acquired an equal 13,995 net acre position in the assets we acquired from Continental (the “GGE Assets”), thereby making GGE an equal working interest partner with us in the development of these newly acquired assets, and allowing us to undertake a more aggressive drilling and development program.  On February 23, 2015, we completed the acquisition of the GGE Assets from GGE pursuant to the D-J Basin Acquisition, thereby reunifying the assets we originally acquired in the Continental Acquisition, and we assumed approximately $8.35 million of junior subordinated debt from GGE that GGE incurred to develop the GGE Assets subsequent to GGE’s acquisition of them from us in March 2014 and owed to RJ Credit LLC, all as described in greater detail below in “Recent Developments – D-J Basin Asset Acquisition.”  GGE also currently holds approximately 9.0% of our issued and outstanding common stock, all of our issued and outstanding Series A Convertible Preferred Stock (which, subject to shareholder approval, converts into 66.6 million shares of our common stock), and has the right to appoint two (2) designees to fill the two (2) current vacant seats on the Company’s five (5) person Board of Directors, one of which must be an independent director as defined by applicable rules, provided that no designees have been appointed by GGE to date.

MIE Holdings

Through the relationships developed by our founder and Chief Executive Officer, Frank C. Ingriselli, we formed a strategic relationship with MIE Holdings Corporation (Hong Kong Stock Exchange code: 1555.HK), one of the largest independent upstream onshore oil companies in China, which we refer to as MIE Holdings, to assist us with our plans to develop unconventional shale properties and explore acquisition opportunities in Asia. MIE Holdings an early and significant investor in our operations as discussed below, and we also jointly formed and previously operated Condor, a Nevada limited liability company that was 20% owned by us, and 80% owned by an affiliate of MIE Holdings, and which drilled, completed and operates five of our horizontal wells.  In February 2015, we divested our interest in Condor to an affiliate of MIE Holdings, as described in greater detail below in “Recent Developments – Settlement Agreement with MIEJ.”

MIE Holdings has been a valuable partner, providing us necessary capital in the early stages of our development. It purchased 1,333,334 shares of our Series A preferred stock, which were automatically converted into 1,333,334 shares of our common stock in January 2013 and are still held by MIE Holdings, and originally acquired an 80% interest in Condor for total consideration of $3 million, and as of December 31, 2014, had loaned us $6.17 million through a short-term note (the “MIEJ Note”) to fund operations and development of the D-J Basin acreage operated by Condor, and $432,000 toward the acquisition of the Mississippian Asset, of which we repaid $432,000 in March 2014.  On February 19, 2015, we entered into a settlement agreement with MIE Holdings’ affiliate, MIE Jurassic Energy Corporation (“MIEJ”), which aggregated all liabilities owed by the Company to MIEJ and Condor, reduced our debt outstanding with MIEJ and Condor from approximately $9.4 million to $4.925 million, revised and extended the terms of the outstanding debt due to MIEJ, and reduced our senior debt by $500,000 through MIEJ’s direct repayment of principal due to our senior lenders. See further details regarding this transaction below in “Recent Developments – Settlement Agreement with MIEJ.”

STXRA

On October 4, 2012, we established a technical services subsidiary, Pacific Energy Technology Services, LLC, which is 70% owned by us and 30% owned by South Texas Reservoir Alliance, LLC, which we refer to as STXRA, through which we plan to provide acquisition, engineering, and oil drilling and completion technology services in joint cooperation with STXRA in the United States. While Pacific Energy Technology Services, LLC currently has no operations, only nominal assets and liabilities and limited capitalization.

STXRA is a consulting firm specializing in the delivery of petroleum resource acquisition services and practical engineering solutions to clients engaged in the acquisition, exploration and development of petroleum resources. In April 2011, we entered into an agreement of joint cooperation with STXRA in an effort to identify suitable energy ventures for acquisition by us, with a focus on plays in shale oil and natural gas bearing regions in the United States. According to information provided by STXRA, the STXRA team has experience in their collective careers of drilling and completing horizontal wells, including over 100 horizontal wells with lengths exceeding 4,000 feet from 2010 to 2014, as well as experience in both slick water and hybrid multi-stage hydraulic fracturing technologies and in the operation of shale wells and fields. We believe that our relationship with STXRA, both directly and through our jointly-owned Pacific Energy Technology Services LLC services company, will supplement the core competencies of our management team and provide us with petroleum and reservoir engineering, petrophysical, and operational competencies that will help us to evaluate, acquire, develop and operate petroleum resources in the future.

Our Core Areas

The majority of our capital expenditure budget for the period from January 2015 to December 2015 will be focused on the acquisition and development of our core oil and natural gas properties located in the D-J Basin Asset. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

D-J Basin Asset

As a result of the D-J Basin Acquisition and the divestiture of legacy non-core Niobrara assets to MIEJ, we currently hold 26,990 net acres in oil and natural gas properties related to our D-J Basin Asset. We currently own direct interests in 53 gross (15.6 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and currently producing, 17 gross (3.1 net) wells are non-operated and 22 wells have an after-payout interest.

During the fourth quarter of 2014, we completed drilling three horizontal wells from a single pad.  The Loomis 2-6H well reached a total measured depth of 11,335 feet, with a 6,298 foot total vertical depth and 4,694 foot lateral length with 25 frac stages, and tested at an initial production rate of 540 barrels of bopd and 300 mcfgd (590 boepd). The Loomis 2-3H well reached a total measured depth of 11,345 feet, with a 6,321 foot total vertical depth and 4,614 foot lateral length with 18 frac stages, and tested at an initial production rate of 540 barrels of bopd and 248 mcfgd (581 boepd). The Loomis 2-1H well reached a total measured depth of 11,365 feet, with a 6,334 foot total vertical depth and 4,851 foot lateral length with 18 frac stages, all through the Niobrara "B" Bench target zone, and tested at an initial production rate of 576 barrels of bopd and 630 mcfgd (681 boepd).

We plan to drill and complete, and participate in the drilling and completion of, approximately 14 additional total wells (equivalent to 3.5 net wells to us) in our D-J Basin Asset through 2015 for total capital expenditures (including lease renewals) of approximately $24 million, including both operated and non-operated wells, 12 of which will be long lateral wells. We will be utilizing the $13.5 million drilling facility provided by GGE, cash on hand, proceeds from future equity offerings, internally generated cash flow, and future debt financings to aggressively develop this new asset. In the event the Company consummates its anticipated combination with Dome Energy, we anticipate that we will expand our 2015 drilling program to drill approximately 9 gross (4.2 net) long lateral wells and 24 gross (9 net) short lateral wells for total capital expenditures of approximately $55.5 million (including lease renewals).  We plan to utilize Dome US’s available debt facility, cash on hand, proceeds from future equity offerings, internally generated cash flow, and future debt financings to develop the D-J Basin Asset.

 Based on publicly available information, we believe that average drilling and completion costs for wells in our core area which, for purposes of industry comparisons, have ranged between $3.0 million and $7.0 million per well with average estimated ultimate recoveries, or EURs, of 300,000 to 600,000 BOE per well and initial 30-day average production of 450 to 600 BOE per day per well. The costs incurred, EURs and initial production rates achieved by others may not be indicative of the well costs we will incur or the results we will achieve from our wells.

Recently, there has been significant industry activity in the Niobrara Shale play. The most active operators offsetting our acreage position include Anadarko Petroleum (NYSE: APC), Bill Barrett Corp. (NYSE: BBG), Bonanza Creek (NYSE: BCEI), Carrizo Oil and Gas, Inc. (NASDAQ: CRZO), EOG Resources (NYSE: EOG), Noble Energy (NYSE: NBL), PDC Energy (NASDAQ: PDCE), Synergy Resources (NYSE: SYRG) and Whiting Petroleum (NYSE: WLL).

 Our Non-Core Areas

As described above, we have entered into agreements to acquire a 5% interest in a Canadian publicly-traded company which is in the process of acquiring a 100% working interest in production and exploration licenses covering an approximate 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan.  In connection with our recent D-J Basin Acquisition, we provided GGE a one-year option to acquire our interest in our Kazakhstan opportunity for $100,000, described in greater detail below in “Recent Developments – D-J Basin Asset Acquisition.”

Recent Developments

D-J Basin Asset Acquisition

On February 23, 2015 (the “Closing”), we entered into and closed the transactions contemplated by a Purchase and Sale Agreement (the “Purchase Agreement”) with GGE, pursuant to which the Company, through Red Hawk, acquired from GGE all of its rights, title and interest in approximately 12,977 net acres in the DJ Basin located almost entirely within Weld County, Colorado, including acreage located in the prolific Wattenberg core area, and interests in 53 gross (7.8 net) wells with an estimated current net daily production of approximately 500 barrels of oil equivalent per day as of February 7, 2015 (the “GGE Assets”). All of GGE’s leases and related rights, oil and gas and other wells, equipment, easements, contract rights, and production are included in the purchase, the majority of which assets were originally conveyed to GGE’s predecessor-in-interest, RJ Resources Corp., by us in March 2014 in connection with the Continental Acquisition.

As consideration for the acquisition of the GGE Assets, the Company (i) issued to GGE 3,375,000 restricted shares of common stock and 66,625 restricted shares of the Company’s newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred” (described in greater detail below)), (ii) assumed approximately $8.35 million of junior subordinated debt from GGE (the “Junior Debt”) pursuant to an Assumption and Consent Agreement and an Amendment to Note and Security Agreement, and (iii) provided GGE with a one-year option to acquire the Company’s interest in its Kazakhstan opportunity for $100,000 pursuant to a Call Option Agreement (the “Kazakhstan Call Option Agreement”, described in greater detail below).

The Purchase Agreement contains customary representations, warranties, covenants and indemnities by the parties thereto. In addition the Company, by resolution of the Board of Directors, has formally increased the size of the Company’s Board of Directors from three (3) members to five (5) members, and provided GGE the right pursuant to the Purchase Agreement and the certificate of designation designating the Series A Preferred, upon notice to the Company, to appoint designees to fill the two (2) vacant seats, one of which must be an independent director as defined by applicable rules, provided that no designees have been appointed to date. The Board appointment rights continue until GGE no longer holds any of the Tranche One Shares (defined below). The Company has further agreed that, within ninety (90) days of the Closing, extendable by up to an additional forty-five (45) days in the event the Company is a party to a material corporate transaction that requires shareholder approval, the Company shall file all required documentation with the SEC necessary to seek shareholder approval (the “Shareholder Approval”) of the Certificate of Designation (defined below), the issuance of the Company’s common stock upon conversion of the Series A Preferred, and other related matters, and to include the Company’s Board of Directors’ recommendation to the shareholders that they approve these matters.

Pursuant to the Company’s Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series A Convertible Preferred Stock (the “Certificate of Designation”), the 66,625 shares of Series A Convertible Preferred Stock issued to GGE (which represent all of the Series A Convertible Preferred Stock designated pursuant to the terms of the Certificate of Designation) (i) have a liquidation preference senior to all of the Company’s common stock equal to $400 per share (the “Liquidation Preference”), (ii) accrue an annual dividend equal to 10% of their Liquidation Preference, payable annually from the date of issuance (the “Dividend”), (iii) vote together with the common stock on all matters, with each share having one (1) vote, and (iv) are not convertible into common stock of the Company until the Shareholder Approval is received. Upon the Company’s receipt of Shareholder Approval, (x) the Series A Convertible Preferred Stock automatically cease accruing Dividends and all accrued and unpaid Dividends are automatically forfeited and forgiven in their entirety, (y) the Liquidation Preference of the Series A Convertible Preferred Stock is reduced to $0.001 per share from $400 per share, and (z) each share of Series A Preferred is convertible into common stock on a 1,000:1 basis, subject to a lock-up that prohibits GGE from selling the shares through the public markets for less than $1 per share (on an as-converted to common stock basis) for a period that is twelve (12) months following the Closing, provided that no conversion is allowed in the event, the holder thereof, would beneficially own more than 9.99% of the Company’s outstanding common stock or voting stock.

In the event the Company repays all amounts due and outstanding under the PEDEVCO Senior Loan (defined below) within nine (9) months of the Closing, the Company is entitled, at its option, to redeem (or assign the right to redeem or purchase) the Series A Convertible Preferred Stock as follows: (i) for the first nine (9) months following the Closing, the Company may repurchase and redeem any or all of 15,000 shares of Series A Convertible Preferred Stock (the “Tranche One Shares”) at a repurchase price of $500 per share; (ii) following the first nine (9) months after the Closing until twenty-four (24) months following the Closing, the Company may repurchase and redeem any or all of the outstanding Tranche One Shares or any or all of an additional 15,000 shares of Series A Convertible Preferred Stock (the “Tranche Two Shares”) at a repurchase price of $650 per share; and (iii) following twenty-four (24) months after the Closing until thirty-six (36) months following the Closing, the Company may repurchase and redeem any or all remaining outstanding shares of Series A Convertible Preferred Stock at a repurchase price of $800 per share (collectively, the “Company Redemption Rights”). In addition, in the event the Company repays the PEDEVCO Senior Loan and redeems all the Tranche One Shares within nine (9) months of the Closing, (i) 25,000 shares of Series A Convertible Preferred Stock (the “Tranche Four Shares”) are automatically redeemed and repurchased by the Company for $0 per share, and (ii) GGE may request (but not require) that the Company redeem and repurchase (x) the Tranche Two Shares (or such portion thereof that is then outstanding) at a redemption price of $650 per share for a period of thirty (30) days following the twenty-fourth (24th) month anniversary of the Closing, and (y) the Tranche Two Shares (or such portion thereof that is then outstanding) and 11,625 shares of Series A Convertible Preferred Stock (the “Tranche Three Shares”) at a redemption price of $800 per share for a period of thirty (30) days following the thirty-sixth (36th) month anniversary of the Closing (the “Holder Redemption Requests”). In the event the Company does not redeem and repurchase (or if the Company has assigned such right, another party has redeemed or purchased) all such shares pursuant to the Holder Redemption Requests, the holders thereof have no recourse against the Company, provided that if the Company (or if applicable, the third party) does not repurchase and redeem all such requested shares, and the average closing price of the Company’s common stock over the thirty (30) day period immediately preceding the third anniversary of the Closing is below $0.80 per share, then the Company is required to issue the holders up to an additional 10,000 shares of Series A Convertible Preferred Stock, pro-rated based on the actual number of shares redeemed and repurchased by the Company.

The Assumption and Consent Agreement provides that, as of the Effective Date, the Company assumes all of GGE’s rights, obligations and liabilities under that certain Note and Security Agreement, dated April 10, 2014 (the “GGE Note”), as amended by that certain Amendment to Note and Security Agreement, dated as of the Effective Date (the GGE Note, as amended, the “Amended GGE Note”). The lender under the Amended GGE Note is RJ Credit LLC (“RJC”), and the Amended GGE Note has an aggregate principal balance of $8,353,000. The Amended GGE Note is due and payable on December 31, 2017, and bears interest at the per annum rate of twelve percent (12%) (24% upon an event of default), which interest is payable monthly in cash by the Company. The Amended GGE Note is subordinate and subject to the terms and conditions of those certain promissory notes issued by the Company in favor of BRe BCLIC Primary, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (the “PEDEVCO Senior Loan Investors”), and BAM Administrative Services LLC, as agent for the investors, and any related collateral documents (collectively, the “PEDEVCO Senior Loan”), as well as any future secured indebtedness of the Company from a lender with an aggregate principal amount of at least $20,000,000 (“Future PEDEVCO Loan”). Should the Company repay the PEDEVCO Senior Loan and replace such indebtedness with a Future PEDEVCO Loan, then, upon the reasonable request of such senior lender, RJC agreed to further amend the Amended GGE Note to adjust the frequency of interest payments or to eliminate such payments and replace the same with the accrued interest to be paid at maturity.

The GGE Note contains customary representations, warranties, covenants and requirements for the Company to indemnify RJC and its affiliates, related parties and assigns. The GGE Note also includes various covenants (positive and negative) binding the Company, including requiring that the Company provide RJC with quarterly (unaudited) and annual (audited) financial statements, restricting the Company’s creation of liens and encumbrances, or sell or otherwise disposing, the Collateral (as defined therein). RJC is one of the lenders under the PEDEVCO Senior Loan, and is an affiliate of GGE.

The Kazakhstan Call Option Agreement provides that for a period of one (1) year following the Closing, GGE may acquire from the Company, for a purchase price of $100,000, either (i) that certain promissory note (the “A6 Promissory Note”), in the principal amount of $5 million, issued by Asia Sixth Energy Resources Limited (“Asia Sixth”) to Pacific Energy Development Corp. (“PEDCO”), a wholly-owned subsidiary of the Company, on August 1, 2014, or (ii) in the event the A6 Promissory Note is exchanged for capital stock in Caspian Energy Inc. (the “CEI Stock”) pursuant to that certain Share Purchase Agreement dated as of August 1, 2014, by and among PEDCO, Asia Sixth, and certain other parties thereto, GGE may acquire the CEI Stock from the Company.

Heads of Agreement with Dome Energy, Inc.

On February 23, 2015, the Company, Dome AB, and Dome US, entered into a Heads of Agreement (the “Heads of Agreement”) pursuant to which the parties agreed to certain terms and conditions for the acquisition by the Company of 100% of the capital stock of Dome US (the “DOME Acquisition”). Under the nonbinding Heads of Agreement, the Company agreed to acquire all of Dome AB’s oil and gas interests in the United States that are held by Dome US in exchange for approximately 140 million shares of the Company’s common stock (the “Consideration Shares”), representing approximately 64% of the Company’s total issued and outstanding shares of capital stock on an as-converted basis (assuming the Series A Preferred is converted into common stock, and excluding the 25,000 Tranche Four Series A Preferred shares issued to GGE as described above), subject to +/-4% adjustment based on further valuation due diligence by the parties.

The obligations of the parties under the Heads of Agreement are conditioned upon satisfaction or waiver by the parties of the following conditions: (i) approval by each party’s Board of Directors and shareholders in accordance with applicable law and their respective governing documents; (ii) approval of a mutually agreeable definitive acquisition agreement; (iii) approval from the NYSE MKT of the DOME Acquisition and the issuance and additional listing of the Consideration Shares; (iv) the registration with the SEC of the Consideration Shares; (v) the provision for the repayment or satisfaction of all amounts due and outstanding under the PEDEVCO Senior Loan on or immediately following the closing of the DOME Acquisition; (vi) agreement by RJC to subordinate the Amended GGE Note (as defined above) to DOME US’s senior credit facility; (vii) consummation by the Company of the acquisition of the Acquired Assets from GGE (as described above); (viii) receipt of all material necessary third party consents and approvals, including approval from each party’s senior lenders, as necessary and required; (ix) the Company’s continued listing on the NYSE MKT; and (x) completion by each party of confirmatory due diligence, to each such party’s satisfaction, including, but not limited to, with respect to the other party’s oil and gas production, leaseholds, and financial condition.

The parties intend to negotiate and enter into definitive documentation as soon as practicable, with an anticipated signing date to occur before April 30, 2015, and upon terms and conditions as mutually acceptable to the parties. Unless otherwise agreed upon by the parties, if the DOME Acquisition has not closed by September 30, 2015, either party may terminate the proposed transaction. An additional requirement of the DOME Acquisition, is that the number of the members of the Board of Directors of the Company be increased, at the closing of the transaction, by two (2) members, who shall be designated by Dome US, one of which shall be independent as defined under applicable NYSE MKT and SEC guidelines. The Company can make no guarantees or assurances that the parties will be able to mutually agree on definitive documentation, or that the DOME Acquisition will be consummated on terms and conditions acceptable to the Company, if at all.

Settlement Agreement with MIEJ

On February 19, 2015 (the “MIEJ Closing Date”), the Company and PEDCO entered into a Settlement Agreement (the “MIEJ Settlement Agreement”) with MIEJ. MIEJ was PEDCO’s 80% partner in Condor, and is the lender to PEDCO under that certain Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, in the principal amount of $6,170,065, entered into by PEDCO and MIEJ (the “MIEJ-PEDCO Note”). Pursuant to the MIEJ Settlement Agreement, (i) MIEJ and PEDCO agreed to restructure the MIEJ-PEDCO Note through the entry into a new Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015 (the “New MIEJ Note”), (ii) PEDCO agreed to sell its (x) full 20% interest in Condor (the “Condor Interests”) to MIEJ pursuant to a Membership Interest Purchase Agreement entered into by and between PEDCO and MIEJ (the “Condor Purchase Agreement”), and (y) interests in approximately 945 net acres and interests in three (3) wells located in PEDCO’s legacy non-core Niobrara acreage located in Weld County, Colorado, that were directly held by PEDCO (the “PEDCO Direct Interests”) to Condor pursuant to an Assignment entered into by and between PEDCO and Condor, (the “PEDCO Direct Interests Assignment”), which Condor Interests and PEDCO Direct Interests together produce an estimated current net daily production of approximately 26 barrels of oil equivalent per day net to PEDCO as of February 7, 2015, and the parties agreed had a combined value of $4.2 million, (iii) Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that was due from PEDCO with respect to the PEDCO Direct Interests, and (iv) certain other related matters occurred, which, in summary, had the net effect of reducing approximately $9.4 million in aggregate liabilities due from PEDCO to MIEJ and Condor to $4.925 million, which is the new principal amount of the New MIEJ Note. In addition, pursuant to the MIEJ Settlement Agreement, (a) in consideration for the PEDEVCO Senior Loan Investors releasing their security interest on the Condor Interests and PEDCO Direct Interests, MIEJ paid $500,000 to the PEDEVCO Senior Loan Investors as a principal reduction on the PEDEVCO Senior Loan, which directly benefits PEDEVCO, (b) PEDCO paid $100,000 as a principal reduction under the MIEJ-PEDCO Note, (c) each of MIEJ, Condor and the Company fully released each other, and their respective predecessors and successors in interest, parents, subsidiaries, affiliates and assigns, and their respective officers, directors, managers, members, agents, representatives, servants, employees and attorneys, from every claim, demand or cause of action arising on or before the MIEJ Closing Date, and (d) MIEJ confirmed that the MIEJ-PEDCO Note was paid in full and that PEDCO owes no amounts to MIEJ or Condor other than the principal amount due as reflected in the New MIEJ Note.

The New MIEJ Note, bears an interest rate of 10.0% per annum with no interest due until Maturity (defined below) or except as detailed below, is secured by all of the Company’s current and after-acquired assets, and is subordinated in every way to the PEDEVCO Senior Loan as well as to New Senior Lending (defined below); however, MIEJ has no control over the cash flow of the Company, nor is MIEJ’s consent required in connection with any disposition, sale, or use of any assets of the Company or any of its subsidiaries at any time in the future, provided that the requirements of the New MIEJ Note requiring the prepayment of interest, where applicable, as described below are followed. After the MIEJ Closing Date, the Company may enter into a loan, or a series of new loans or any other new non-equity investment or assumption of indebtedness (a “New Senior Lending”) which will be senior to the New MIEJ Note, without the prior consent of MIEJ, provided that, in addition to the approximately $35 million principal balance of the PEDEVCO Senior Loan, the New Senior Lending is subject to a cap of an additional $60 million in the aggregate, such that the total lending, debt or similar investment under such cap shall not exceed $95 million in the aggregate (the “Senior Debt Cap”), with any portion of New Senior Lending in excess of the Senior Debt Cap advanced first to MIEJ until the New MIEJ Note is paid in full. The New MIEJ Note shall automatically, and without further consent from MIEJ, be subordinated in every way to any such New Senior Lending. Should the Company enter into any new financing transaction that results in raising New Senior Lending of at least $20 million in excess of the balance of the PEDEVCO Senior Loan, then MIEJ has a right to be paid all interest and fees that have accrued on the New MIEJ Note each and every time that a new financing transaction reaches or exceeds the $20 million threshold. The New MIEJ Note is due and payable on March 8, 2017, subject to automatic extensions upon the occurrence of a Long Term Financing or PEDEVCO Senior Lending Restructuring (each as defined below) (the “Maturity”).

After the MIEJ Closing Date, on a onetime basis, the PEDEVCO Senior Loan may be refinanced by a new loan (“Long-Term Financing”) by one or more third party replacement lenders (“Replacement Lenders”), and in such event the Company shall undertake commercially reasonable best efforts to cause the Replacement Lenders to simultaneously refinance both the PEDEVCO Senior Loan and the New MIEJ Note as part of such Long-Term Financing. Despite such efforts, should the Replacement Lenders be unable or unwilling to include the New MIEJ Note in such financing, then the Long-Term Financing may proceed without including the New MIEJ Note, and the New MIEJ Note shall remain in place and shall be automatically subordinated, without further consent of MIEJ, to such Long-Term Financing. Furthermore, upon the occurrence of a Long-Term Financing, the Maturity of the New MIEJ Note  is automatically extended, without further consent of MIEJ, to the same maturity date of the Long-Term Financing (the “Extended Maturity Date”), provided that the Extended Maturity Date may not exceed March 8, 2020. Additionally, upon the closing of such Long-Term Financing: (a) the Long-Term Financing is required to be subject to the Senior Debt Cap, (b) the Company is required to make commercially reasonable best efforts for the Long-Term Financing to include adequate reserves or other payment provisions whereby MIEJ is paid all interest and fees accrued on the New MIEJ Note commencing as of March 8, 2017 (and annually thereafter, until such time as the New MIEJ Note is paid in full), but in any event the Replacement Lenders are required to agree to allow for quarterly interest payments (starting March 31, 2017) of not less than 5% per annum on the outstanding balance of the New MIEJ Note, plus a one-time payment of accrued interest (not to exceed $500,000) as of March 31, 2017 (the “Subordinated Interest Payments”), and the remaining 5% interest shall continue to accrue, and (c) MIEJ has the Right of Conversion (defined below) commencing as of March 8, 2017, the original maturity date of the New MIEJ Note. If the PEDEVCO Senior Loan and/or New Senior Lending is not refinanced by Replacement Lenders, but is instead refinanced, restructured or extended by the existing PEDEVCO Senior Loan Investors (a “PEDEVCO Senior Lending Restructuring”), the maturity of both the New MIEJ Note and the PEDEVCO Senior Loan may be extended to no later than March 8, 2019, without requiring the consent of MIEJ, provided that (i) any such extension of the maturity date of the New MIEJ Note past March 8, 2017 shall give MIEJ the Right of Conversion (described below) commencing on March 8, 2017, and (ii) such extension agreement shall include payment provisions whereby MIEJ shall be paid all interest and fees accrued on the New MIEJ Note as of March 8, 2018. The New MIEJ Note may be prepaid any time without penalty, and should the Company repay the New MIEJ Note on or before December 31, 2015, 20% of the principal of the New MIEJ Note amount is required to be forgiven by MIEJ, and should the Company repay the New MIEJ Note on or before December 31, 2016, 15% of the principal of the New MIEJ Note amount is required to be forgiven by MIEJ.

The New MIEJ Note has a conversion feature that provides, in the event that the final maturity of the New MIEJ Note is extended beyond March 8, 2017 for whatever reason, MIEJ has the right, at its discretion, to have the outstanding balance of the New MIEJ Note plus any accrued and unpaid interest thereon converted in whole or in part into common stock of the Company at a price (the “Conversion Price”) equal to 80% of the average closing price per share of common stock over the then previous 60 days from the date MIEJ exercises its conversion right (subject to adjustment for stock splits, recapitalizations and the like)(such event, a “Right of Conversion”); provided, however, that in no event shall the Conversion Price be less than $0.30 per share of common stock (the “Floor Price”). Additionally, the New MIEJ Note contains a provision preventing the conversion of the MIEJ Note to the extent that such conversion would result in more than 19.9% of the Company’s outstanding common stock or voting stock being issued in aggregate upon the conversion of such note, or otherwise require shareholder approval under the NYSE MKT rules. Notwithstanding that, the Company agreed to include a proposal in its proxy statement for its 2016 annual meeting of its shareholders (the “2016 Annual Meeting”) for the approval of the issuance of the maximum number of shares of common stock issuable in connection with conversion of the New MIEJ Note, assuming conversion at the Floor Price (the “Maximum Conversion Shares”). In the event that a vote in favor of the issuance by the Company of the Maximum Conversion Shares fails at the 2016 Annual Meeting, the Company shall thereafter take all commercially reasonable action to procure such approval no later than the 2017 annual meeting of its shareholders. The Company shall also take all reasonable actions as may be necessary to procure any associated approvals from the NYSE MKT for the issuance of the shares.

Pursuant to the Condor Purchase Agreement and PEDCO Direct Interests Assignment, the Condor Interests and the PEDCO Direct Interests were conveyed to MIEJ and Condor, respectively, and contain customary adjustments for allocation of income, revenue, cost and expense attributable to the properties as of the MIEJ Closing Date. In addition, under the Condor Purchase Agreement, PEDCO ceased to be a member of Condor, Mr. Frank C. Ingriselli was removed as a manager and officer of Condor, and all other employees of PEDCO who were officers of Condor were removed as officers and employees of Condor. PEDCO further agreed to provide assistance in the orderly transfer of the operational management, finance and accounting matters involving Condor to MIEJ, and upon the request of MIEJ, PEDCO agreed for a period of up to six (6) months (terminable upon fifteen (15) days’ prior written notice from MIEJ to PEDCO), PEDCO shall continue to assist with Condor’s accounting and audits and perform joint interest billing accounting on behalf of Condor for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month thereafter, pro-rated for partial months.

Mississippian Asset

On March 15, 2013, pursuant to a term assignment agreement entered into with Berexco LLC, we acquired an average 97% working interest in the Mississippian Lime covering approximately 7,006 gross (6,763 net) acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas, which we refer to as the Mississippian Asset, and approximately 10.5 square miles of related 3-D seismic data.  Also on March 15, 2013, we acquired certain additional working interests in the same acreage located in Comanche, Harper, and Kiowa Counties, Kansas, bringing our average working interest to 98% in the Mississippian Asset covering an aggregate of approximately 7,006 gross (6,885 net) acres.  We held the Mississippian Asset in Pacific Energy Development MSL, LLC, a wholly-owned subsidiary of PEDCO (“PEDCO MSL”).

On March 7, 2014, we completed a series of transactions whereby we sold 50% of the Mississippian Asset to GGE, with GGE becoming a 50% owner of PEDCO MSL, and with the Company then owning an average 49% working interest in the Mississippian Asset covering an aggregate of approximately 7,006 gross (3,443 net) acres. Pursuant to the provisions of the term assignment agreement, the Company was required to drill and complete three horizontal wells by December 29, 2014 in order to continue to hold the acreage. However, due to falling oil prices and mixed results from horizontal well operations reported by other operators in the Mississippian play, the Company had not yet spud any wells on its Mississippian Asset as of December 29, 2014, and in mid-December the Company approached Berexco LLC to request terms for an extension of the term assignment, with negotiations between the parties following. On March 26, 2015, the Company determined to discontinue negotiations with Berexco LLC regarding the extension of the term assignment. The term assignment expired effective December 29, 2014 and the Company impaired the Mississippian Asset in full in the fourth quarter of 2014.

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

In 2008, U.S. natural gas production was in a decline, and the U.S. was on its way to becoming a significant importer of liquefied natural gas (LNG). By 2009, U.S.-marketed natural gas production was 14% higher than in 2005, and in 2010 it surpassed the previous annual production record set in 1973.  Since 2010 alone, the U.S. production of tight oil has increased from less than 1 million barrels per day (MMbbl/d) in 2010, to more than 3 MMbbl/d in the second half of 2013.  This turnaround is mainly attributable to shale oil and natural gas output that has more than tripled since 2007. Knowledge is expanding rapidly concerning the shale oil reservoirs that are already being exploited and others that appear suitable for development with current technology. In its 2014 Annual Energy Outlook, the U.S. Department of Energy (DOE) estimated in its high resource case that domestic crude oil production would increase to nearly 13 MMbbl/d before 2035, with net U.S. oil imports declining through 2036 and remaining at or near zero from 2037 through 2040.

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

Shale oil and natural gas are currently being produced from a number of reservoirs in the U.S. Among these are the Bakken Shale in Montana and North Dakota, the Niobrara Shale in northeastern Colorado and parts of adjacent Wyoming, Nebraska, and Kansas, the Eagle Ford Shale in southern Texas, the Mississippian Lime in Kansas and Oklahoma, and the Marcellus Shale spanning several states in the northeastern U.S. According to a U.S. Energy Information Administration’s Annual Energy Outlook 2013 report, the total technically recoverable world resources of shale oil and gas are estimated at 345 billion barrels (oil) and 7,299 trillion cubic feet (gas), with an estimated 58 billion barrels (oil) and 567 trillion cubic feet (gas) being concentrated in the U.S.

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

All of our current operations are in the state of Colorado.  Colorado and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration, development and production of oil and natural gas. Many states also have statutes or regulations addressing conservation of oil and natural gas matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, the regulation of well spacing, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the drilling and completion process and the plugging and abandonment of these wells. Many states restrict production to the market demand for oil and natural gas. Some states have enacted statutes prescribing ceiling prices for natural gas sold within their boundaries. Additionally, some regulatory agencies have, from time to time, imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below natural production capacity in order to conserve supplies of oil and natural gas. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Some of our oil and natural gas leases are issued by agencies of the federal government, as well as agencies of the states in which we operate. These leases contain various restrictions on access and development and other requirements that may impede our ability to conduct operations on the acreage represented by these leases.

Some examples of U.S. federal agencies with regulatory authority over our exploration for, and production and sale of, crude oil, natural gas and NGLs include:

●
the US Environmental Protection Agency (EPA) and the Occupational Safety and Health Administration (OSHA), which under laws such as the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and the Occupational Safety and Health Act have certain authority over environmental, health and safety matters affecting our operations;

●	the US Fish and Wildlife Service, which under the Endangered Species Act have authority over activities that may result in the loss of any endangered or threatened species or its habitat;

●
the Federal Energy Regulatory Commission (FERC), which under laws such as the Energy Policy Act of 2005 has certain authority over the marketing and transportation of crude oil, natural gas and NGLs we produce; and

●	the Department of Transportation (DOT), which has certain authority over the transportation of products, equipment and personnel necessary to our operations.

Other U.S. federal agencies with certain authority over our business include the Internal Revenue Service (IRS) and the SEC. In addition, we are governed by the rules and regulations of the NYSE MKT, upon which shares of our common stock are traded.

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

In addition to federal regulations to which we are subject, the State of Colorado has separate authority to regulate operational and environmental matters.  An example of such regulation on the operational side include the Greater Wattenberg Area Special Well Location Rule 318A (Rule 318A), which was adopted by the COGCC to address oil and gas well drilling, production, commingling and spacing in Wattenberg (located in the D-J Basin). On August 9, 2011, the COGCC approved amendments to Rule 318A. The amendments, which became effective on October 1, 2011, remove the limit on the number of wells which can produce from a particular formation, allowing wellbore spacing units and permitting wells to cross section lines. The amendments also address areas such as infill drilling, water sampling and waste management plans.  In addition, in February 2013, the COGCC approved new setback rules for crude oil and natural gas wells and production facilities located in close proximity to occupied buildings. Previously, the COGCC allowed setback distances of 150 feet in rural areas and 350 feet in high density urban areas. These have been increased to a uniform 500 feet statewide setback from occupied buildings and 1,000 feet from high occupancy building units. The new setback rules also require operators to utilize increased mitigation measures to limit potential drilling impacts to surface owners and the owners of occupied building units. In addition, the new rules require advance notice to surface owners, the owners of occupied buildings and local governments prior to the filing of an Application for Permit to Drill or Oil and Gas Location Assessment as well as expanded outreach and communication efforts by an operator.  The COGCC also approved two new rules making Colorado the first state to require sampling of groundwater for hydrocarbons and other indicator compounds both before and after drilling. Those new statewide rules require sampling of up to four water wells within a half mile radius of a new crude oil and natural gas well before drilling, between six and 12 months after completion, and between five and six years after completion. For the Greater Wattenberg Area, the rule requires operators to sample only one water well per quarter governmental section before drilling and between six to 12 months after completion. Further, the COGCC has adopted rules increasing the maximum penalty for violations of its requirements.

The state environmental agency, the Colorado Department of Public Health and Environment, likewise has adopted measures to regulate air emissions, water protection, and waste handling and disposal relating to our crude oil and natural gas exploration and production.  The Colorado Department of Public Health and Environment has extended the EPA’s emissions standards for crude oil and natural gas operations to directly control methane.

In addition, a few localities in Colorado have prohibited certain exploration and production activities, particularly use of hydraulic fracturing within their boundaries. See “Hydraulic Fracturing Regulation”, below.  During 2014, certain local operators actively worked to avoid statewide ballot initiatives that could have resulted in other significant limitations on crude oil and natural gas development in Colorado. On August 4, 2014, an agreement was reached with proponents of adverse ballot initiatives whereby they agreed to withdraw them and support the creation of a Task Force on State and Local Regulation of Oil and Gas Operations (Task Force). By executive order, Colorado Governor Hickenlooper created the 21-member Task Force for the purpose of recommending policies and legislation in 2015. The Task Force is focused on how to reasonably and effectively balance land use issues in a way that minimizes conflicts while protecting communities and allowing reasonable access to private mineral rights.

More stringent laws and regulations protecting the environment may be adopted in the future and we may incur material expenses in connection with environmental laws and regulations in the future. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and, thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damage to property, natural resources or persons.

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

In 2012, several local communities in Colorado became interested in increasing regulatory requirements on oil and gas development. The most notable situation occurred in the City of Longmont, Colorado in 2012 where voters chose to ban hydraulic fracturing activities within city limits. In the Colorado 2013 general election, the municipalities of Boulder, Broomfield, Fort Collins and Lafayette, Colorado, each passed similar ballot measures supporting restrictions or bans on the practice of hydraulic fracturing within their boundaries. To date, court challenges to several of these ordinances have been successful. Another measure to ban hydraulic fracturing was on the ballot in the City of Loveland in northern Colorado in June of 2014, but the oil and gas industry worked with the community to defeat that initiative. Likewise, in January 2015, the Board of Trustees for the Town of Erie, Colorado voted not to impose a moratorium on new crude oil and natural gas wells.

None of our core D-J Basin acreage is located in the municipalities that have attempted to prevent oil and gas operations to date; therefore, we do not expect our operations to be materially impacted by these developments. However, in the future, should additional statewide or local Colorado initiatives be undertaken to regulate, limit or ban hydraulic fracturing or other facets of crude oil and natural gas exploration, development or operations, our business could be adversely impacted, resulting in delay or inability to develop oil and gas reserves, reducing our long-term reserves, production and cash flow growth, all of which would potentially have a negative impact on our stock price. We will continue to monitor proposed and new legislation and regulations in all operating jurisdictions to assess the potential impact on our company.

In addition, in December 2011, the COGCC adopted hydraulic fracturing fluid ingredient regulations requiring disclosure of all chemicals and establishing ways to protect proprietary information. The regulations allow disclosure through the national fracturing chemical registry at FracFocus web site. We are currently providing disclosure information on FracFocus.org for all our D-J Basin operations.

In March 2015, the Bureau of Land Management (the "BLM") of the Department of the Interior released new regulations for hydraulic fracturing on federal and Indian lands, which is the first major federal regulations on hydraulic fracturing in the U.S. The new regulations, among other things, allow government workers to inspect and validate the safety and integrity of the concrete barriers that line hydraulically fractured wells, set safety standards for how companies can store hydraulic fracturing chemicals around well sites and dispose of water and other fluids, require companies to submit detailed information on well geology to the BLM, and require companies to publicly disclose the chemicals used in the hydraulic fracturing process within 30 days of completing hydraulic fracturing operations through FracFocus.org. These new regulations have already been challenged by a lawsuit filed by the Independent Petroleum Association of America, with the State of North Dakota also considering challenging the regulations. None of the current D-J Basin acreage is located on federal or Indian lands, so our current operations are not affected by these new regulations. However, in the future, we may acquire interests on federal and Indian lands, in which event the new regulations may result in increased costs and additional operating restrictions and delays with respect to operations on such lands.

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

International Regulation

Our anticipated future exploration and production operations outside the U.S. will be subject to various types of regulations imposed by the respective governments of the countries in which our operations may be conducted and that may affect our operations and costs. We currently have no operations outside of the U.S., however may have operations outside the U.S. in the future. We have not yet assessed the scope and effect of any currently proposed or future foreign laws, regulations or treaties, including those regarding climate change and hydraulic fracturing, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect our business, results of operations, financial condition and competitive position.

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

Employees

At December 31, 2014, we had 15 full-time employees. We believe that our relationships with our employees are satisfactory. No employee is covered by a collective bargaining agreement. In order to expand our operations in accordance with our business plan, we intend to hire additional employees with expertise in the areas of corporate development, petroleum engineering, geological and geophysical sciences and accounting, as well as hiring additional technical, operations and administrative staff. We are not currently able to estimate the number of employees that we will hire during the next twelve months since that number will depend upon the rate at which our operations expand and upon the extent to which we engage third parties to perform required services.

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

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses and negative cash flows from operating activities in the past and expect to continue to incur substantial net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance.  We have incurred net losses of $60,796,000 from the date of inception (February 9, 2011) through December 31, 2014. Additionally, we are dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful and funds may not be available on favorable terms, if at all.

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

Our $34.5 million Continental Acquisition debt facility and $15.5 million drilling facility, includes various covenants, reduces our financial flexibility, increases our interest expense and may adversely impact our operations and our costs.

In connection with our acquisition of the Wattenberg Asset on March 7, 2014, we entered into a senior debt facility pursuant to which we borrowed $34.5 million initially and have subsequently borrowed an additional $2.0 million, leaving $13.5 million available for future drilling operations, subject to the terms and conditions of such facility (as described in greater detail below in the risk factor entitled “Our ability to borrow additional funds under the debt facility is subject to certain requirements and limitations set forth in our debt facility”), which amounts represent a significant amount of additional indebtedness. The debt facility includes various covenants (positive and negative) binding us, including:

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

The repayment of our senior debt facility is secured by a security interest in all of our assets.

The repayment of our senior debt facility (which currently has an outstanding principal balance of $35.6 million and provides us the option, pursuant to the terms of the debt facility, to borrow an additional $13.5 million) is secured by a first priority security interest in all of our assets, property, real property and the securities of our subsidiaries and the repayment of such debt is further guaranteed by certain of our subsidiaries.  If we default in the repayment of the senior debt facility and/or any of the terms and conditions thereof, the lenders may enforce their security interest over our assets which secure the repayment of such debt, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

 Our ability to borrow additional funds under the senior debt facility is subject to certain requirements and limitations set forth in our senior debt facility.

From time to time, subject to the terms and conditions of the senior debt facility (including the requirement that we deposited funds in an aggregate amount of any additional requested loan into a segregated bank account (the “Company Deposits”)), we currently have the right to request additional loans under our senior debt facility up to an additional $13.5 million in total or an aggregate of $50 million under such debt facility.  We are required to pay original issue discounts in the amount of 5% of the funds borrowed, underwriting fees in the amount of 10% of the amount of the funds borrowed, reimburse certain of the legal fees of the lender’s counsel, and pay applicable investment banking fees representing 5% of any funds borrowed, in connection with funds borrowed.  Funds borrowed are only eligible to be used by us, together with Company Deposits, for approved authorization for expenditures (“AFEs”) issued for a well or wells to be drilled and completed on any properties acquired in connection with the Wattenberg Asset, or the Mississippian Asset (the “Permitted Expenditures”).  In the event we drill a dry hole, we are prohibited from using any additional proceeds borrowed under the senior debt facility without the consent of the lender.   The requirement that we put up funds equal to any further borrowing under the facility, fees required to be paid in connection with such further loans and the restrictions on our ability to borrow funds under such debt facility and our use of such funds may limit our ability to borrow funds under such facility, complete our planned business operations with funds from such senior debt facility, and increase our cost of borrowing, which individually or in the aggregate could have a material adverse effect on our results of operations.

The occurrence of an event of default under the notes sold in connection with our senior debt facility could have a material adverse effect on us and our financial condition.

The notes issued in connection with our senior debt facility include standard and customary events of default, including, among other things, our or any subsidiary’s default in the payment of any indebtedness under any agreement, or failure to comply with the terms and conditions of any other agreement related to indebtedness or otherwise, if the effect of such failure or default, is to cause, or permit the holder or holders thereof, or any counterparty to an agreement relating to indebtedness, to cause indebtedness, or amounts due thereunder, in an aggregate amount of $250,000 or more to become due prior to its stated date of maturity or the date such amount would otherwise have been due notwithstanding such default, subject to certain exclusions; the loss, suspension or revocation of, or failure to renew, any license or permit, if such license or permit is not obtained or reinstated within thirty (30) days, unless such loss, suspension, revocation or failure to renew could not reasonably be expected to have a material adverse effect on us; or there is filed against us or any of our subsidiaries or any of our officers, members or  managers any civil or criminal action, suit or proceeding under any federal or state racketeering statute (including, without limitation, the Racketeer Influenced and Corrupt Organization Act of 1970), or any civil or criminal action, suit or proceeding under any other applicable law is filed by any governmental entity, that could result in the confiscation or forfeiture of any material portion of any collateral subject to any security interest held by the investors or their agent or other assets of such entity or person, and such action, suit or proceeding is not dismissed within one hundred twenty (120) days.

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

We owe certain obligations to MIEJ under the New MIEJ Note, which is secured by a subordinated security interest in substantially all of our assets and is convertible into shares of our common stock in the event we are unable to repay such note at maturity.

The New MIEJ Note is subordinated in every way to the senior credit facility as well as to New Senior Lending (defined below); however, MIEJ has no control over our cash flow, nor is MIEJ’s consent required in connection with any disposition, sale, or use of any of our assets, provided that the requirements of the New MIEJ Note requiring the prepayment of interest, where applicable, as described below are followed. We have the right under the New MIEJ Note to enter into a loan, or a series of new loans or any other new non-equity investment or assumption of indebtedness (a “New Senior Lending”) which will be senior to the New MIEJ Note, without the prior consent of MIEJ, provided that, in addition to the approximately $35.5 million principal balance of the PEDEVCO Senior Loan, the New Senior Lending is subject to a cap of an additional $60 million in the aggregate, such that the total lending, debt or similar investment under such cap shall not exceed $95 million in the aggregate (the “Senior Debt Cap”), with any portion of New Senior Lending in excess of the Senior Debt Cap advanced first to MIEJ until the New MIEJ Note is paid in full. The New MIEJ Note shall automatically, and without further consent from MIEJ, be subordinated in every way to any such New Senior Lending. Should we enter into any new financing transaction that results in raising New Senior Lending of at least $20 million in excess of the balance of the PEDEVCO Senior Loan, then MIEJ has a right to be paid all interest and fees that have accrued on the New MIEJ Note each and every time that a new financing transaction reaches or exceeds the $20 million threshold.

The New MIEJ Note is due and payable on March 8, 2017, subject to automatic extensions upon the occurrence of a Long-Term Financing or PEDEVCO Senior Lending Restructuring (each as defined below) (the “Maturity”). On a one-time basis, the PEDEVCO Senior Loan may be refinanced by a new loan (“Long-Term Financing”) by one or more third party replacement lenders (“Replacement Lenders”), and in such event we are required to undertake commercially reasonable best efforts to cause the Replacement Lenders to simultaneously refinance both the PEDEVCO Senior Loan and the New MIEJ Note as part of such Long-Term Financing. Despite such efforts, should the Replacement Lenders be unable or unwilling to include the New MIEJ Note in such financing, then the Long-Term Financing may proceed without including the New MIEJ Note, and the New MIEJ Note shall remain in place and shall be automatically subordinated, without further consent of MIEJ, to such Long-Term Financing. Furthermore, upon the occurrence of a Long-Term Financing, the Maturity of the New MIEJ Note is automatically extended, without further consent of MIEJ, to the same maturity date of the Long-Term Financing (the “Extended Maturity Date”), provided that the Extended Maturity Date may not exceed March 8, 2020. Additionally, upon the closing of such Long-Term Financing: (a) the Long-Term Financing is required to be subject to the Senior Debt Cap, (b) we are required to make commercially reasonable best efforts for the Long-Term Financing to include adequate reserves or other payment provisions whereby MIEJ is paid all interest and fees accrued on the New MIEJ Note commencing as of March 8, 2017 (and annually thereafter, until such time as the New MIEJ Note is paid in full), but in any event the Replacement Lenders are required to agree to allow for quarterly interest payments (starting March 31, 2017) of not less than 5% per annum on the outstanding balance of the New MIEJ Note, plus a one-time payment of accrued interest (not to exceed $500,000) as of March 31, 2017 (the “Subordinated Interest Payments”), and the remaining 5% interest shall continue to accrue, and (c) MIEJ has the Right of Conversion (defined below) commencing as of March 8, 2017, the original maturity date of the New MIEJ Note. If the PEDEVCO Senior Loan and/or New Senior Lending is not refinanced by Replacement Lenders, but is instead refinanced, restructured or extended by the existing PEDEVCO Senior Loan Investors (a “PEDEVCO Senior Lending Restructuring”), the maturity of both the New MIEJ Note and the PEDEVCO Senior Loan may be extended to no later than March 8, 2019, without requiring the consent of MIEJ, provided that (i) any such extension of the maturity date of the New MIEJ Note past March 8, 2017 shall give MIEJ the Right of Conversion (described below) commencing on March 8, 2017, and (ii) such extension agreement shall include payment provisions whereby MIEJ shall be paid all interest and fees accrued on the New MIEJ Note as of March 8, 2018. The New MIEJ Note may be prepaid any time without penalty, and should we repay the New MIEJ Note on or before December 31, 2015, 20% of the principal of the New MIEJ Note amount is required to be forgiven by MIEJ, and should we repay the New MIEJ Note on or before December 31, 2016, 15% of the principal of the New MIEJ Note amount is required to be forgiven by MIEJ.

The New MIEJ Note has a conversion feature that provides, in the event that the final maturity of the New MIEJ Note is extended beyond March 8, 2017 for whatever reason, MIEJ has the right, at its discretion, to have the outstanding balance of the New MIEJ Note plus any accrued and unpaid interest thereon converted in whole or in part into our common stock at a price (the “Conversion Price”) equal to 80% of the average closing price per share of our common stock over the then previous 60 days from the date MIEJ exercises its conversion right (subject to adjustment for stock splits, recapitalizations and the like)(such event, a “Right of Conversion”); provided, however, that in no event shall the Conversion Price be less than $0.30 per share (the “Floor Price”). Additionally, the New MIEJ Note contains a provision preventing the conversion of the MIEJ Note to the extent that such conversion would result in more than 19.9% of our outstanding common stock or voting stock being issued in aggregate upon the conversion of such note, or otherwise require shareholder approval under the NYSE MKT rules. Notwithstanding that, we agreed to include a proposal in our proxy statement for our 2016 annual meeting of our shareholders (the “2016 Annual Meeting”) for the approval of the issuance of the maximum number of shares of common stock issuable in connection with conversion of the New MIEJ Note, assuming conversion at the Floor Price (the “Maximum Conversion Shares”). In the event the vote fails at the 2016 Annual Meeting, we are required to take all commercially reasonable action to procure such approval no later than the 2017 annual meeting of shareholders.

If an event of default occurs under the New MIEJ Note, MIEJ may enforce their security interests over our assets (subject to the subordination rights in such note) which secure the repayment of such obligations, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in us could become worthless.

The required interest and principal payments due under the New MIEJ Note may make it harder for us to refinance the New MIEJ Note or raise funding in the future, or could materially decrease the amount of cash we receive for our operations upon any refinancing or fundings.

If we are unable to repay the New MIEJ Note prior to maturity, the issuance of common stock pursuant to the terms of the New MIEJ Note could result in immediate and substantial dilution to the interests of other stockholders.

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

The prices we receive for our oil and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the prices for oil and natural gas have been volatile. For example, for the four years ended December 31, 2014, the NYMEX - WTI oil price ranged from a high of $115 per Bbl to a low of $52 per Bbl, while the NYMEX - Henry Hub natural gas price ranged from a high of $8.15 per MMBtu to a low of $1.82 per MMBtu. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors. These factors include the following:

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

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

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

We may record impairments of oil and gas properties that would reduce our shareholders’ equity.

The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, all costs for development wells, support equipment and facilities, and proved mineral interests in oil and gas properties are capitalized. We review the carrying value of our long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We assess the recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. This impairment does not impact cash flows from operating activities but does reduce earnings and our shareholders’ equity. The risk that we will be required to recognize impairments of our oil and gas properties increases during periods of low oil or gas prices. As a result, there is an increased risk that we will incur an impairment in 2015. In addition, impairments would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices increase the cost center ceiling applicable to the subsequent period. We have in the past and could in the future incur additional impairments of oil and gas properties.

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

Any of these or other similar occurrences could result in the disruption or impairment of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution and substantial revenue losses.  The location of our wells, gathering systems, pipelines and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.  Insurance against all operational risks is not available to us.  We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable.  We maintain $2 million general liability coverage and $10 million umbrella coverage that covers our and our subsidiaries’ business and operations.  Our wholly-owned subsidiary, Red Hawk, which operates our D-J Basin Asset, also maintains a $10 million control of well insurance policy that covers its operations in Colorado.  With respect to our other non-operated assets, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented.  Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.  Moreover, insurance may not be available in the future at commercially reasonable prices or on commercially reasonable terms.  Changes in the insurance markets due to various factors may make it more difficult for us to obtain certain types of coverage in the future.  As a result, we may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and the insurance coverage we do obtain may not cover certain hazards or all potential losses that are currently covered, and may be subject to large deductibles.  Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition and results of operations.

The threat and impact of terrorist attacks, cyber attacks or similar hostilities may adversely impact our operations.

We cannot assess the extent of either the threat or the potential impact of future terrorist attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such hostilities may affect our operations in unpredictable ways, including the possibility that infrastructure facilities, including pipelines and gathering systems, production facilities, processing plants and refineries, could be targets of, or indirect casualties of, an act of terror, a cyber attack or electronic security breach, or an act of war.

Failure to adequately protect critical data and technology systems could materially affect our operations.

Information technology solution failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of customer, employee or our information, or damage to our reputation. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition, results of operations or cash flows.

Our strategy as an onshore unconventional resource player may result in operations concentrated in certain geographic areas and may increase our exposure to many of the risks described in this Annual Report.

Our current operations are concentrated in the state of Colorado.  This concentration may increase the potential impact of many of the risks described in this Annual Report.  For example, we may have greater exposure to regulatory actions impacting Colorado, natural disasters in Colorado, competition for equipment, services and materials available in Colorado and access to infrastructure and markets in Colorado.

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

            Our strategy includes acquisitions of oil and natural gas properties, and our failure to identify or complete future acquisitions successfully, including our planned combination with Dome Energy, or not produce projected revenues associated with the future acquisitions could reduce our earnings and hamper our growth.

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

We may not be able to produce the projected revenues related to future acquisitions. There are many assumptions related to the projection of the revenues of future acquisitions including, but not limited to, drilling success, oil and natural gas prices, production decline curves and other data. If revenues from future acquisitions do not meet projections, this could adversely affect our business and financial condition.

There is no guarantee that the proposed combination transaction with Dome Energy will be completed, and the failure to consummate such proposed transaction could adversely affect our business and results of operations.

In February 2015, the Company, Dome AB, and Dome US, entered into a Heads of Agreement which contemplates the acquisition by the Company of 100% of the capital stock of Dome US in exchange for approximately 140 million shares of our common stock. Dome US produces approximately 1,250 BOEPD from a core operated portfolio of conventional oil and gas assets located in Texas and Wyoming, and from additional non-core producing assets located in Arkansas, Kentucky, Louisiana, Mississippi, and Oklahoma. See further details regarding this transaction above under “Item 1. Business” - “Recent Developments – Heads of Agreement with Dome Energy”. The obligations of the parties under the Heads of Agreement are conditioned upon satisfaction or waiver by the parties of the following conditions: (i) approval by each party’s Board of Directors and shareholders in accordance with applicable law and their respective governing documents; (ii) approval of a mutually agreeable definitive acquisition agreement; (iii) approval from the NYSE MKT of the DOME Acquisition and the issuance and additional listing of the Consideration Shares; (iv) the registration with the SEC of the Consideration Shares; (v) the provision for the repayment or satisfaction of all amounts due and outstanding under the PEDEVCO Senior Loan on or immediately following the closing of the DOME Acquisition; (vi) agreement by RJC to subordinate the Amended GGE Note to DOME US’s senior credit facility; (vii) consummation by the Company of the acquisition of the Acquired Assets from GGE (as described above); (viii) receipt of all material necessary third party consents and approvals, including approval from each party’s senior lenders, as necessary and required; (ix) the Company’s continued listing on the NYSE MKT; and (x) completion by each party of confirmatory due diligence, to each party’s satisfaction, including, but not limited to, with respect to the other party’s oil and gas production, leaseholds, and financial condition.

The parties intend to negotiate and enter into definitive documentation as soon as practicable, with an anticipated signing date to occur before April 30, 2015, and upon terms and conditions as mutually acceptable to the parties. Unless otherwise agreed upon by the parties, if the DOME Acquisition has not closed by September 30, 2015, either party may terminate the proposed transaction. The Dome Energy combination represents a significant business opportunity for us.  We estimate that our acreage and net production would increase significantly in the event such transaction closes and, if we fail to consummate this transaction or the acquisition is not successful, our anticipated business and results of operations could be adversely affected, we may be delisted from the NYSE MKT and the value of our common stock may decline in value.

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

Strategic relationships, including with MIE Holdings, STXRA, and GGE, upon which we may rely, are subject to risks and uncertainties which may adversely affect our business, financial conditions and results of operations.

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

To develop our business, we will endeavor to use the business relationships of our management and board to enter into strategic relationships, which may take the form of contractual arrangements with other oil and natural gas companies, including those that supply equipment and other resources that we expect to use in our business.  For example, we have entered into a strategic relationship with MIE Holdings pursuant to which MIE Holdings has acquired equity in us and loaned us funds pursuant to a subordinated promissory note, and have both retained STXRA as a key advisor for our exploration and drilling efforts, and formed Pacific Energy Technology Services, LLC as a jointly-owned technical services venture with STXRA to provide acquisition, engineering, and oil drilling and completion technology services in the United States and abroad.  We have also entered into a strategic relationship with GGE, a subsidiary of a New York-based investment management group with more than $1.3 billion in assets under management specializing in resource investment, whereby GGE has become our equal working interest partner in our Kazakhstan asset, and its affiliate RJ Credit has agreed to provided us with a $15.5 million drilling facility, of which $13.5 million is currently available, subject to various conditions and requirements (as described in greater detail above in the risk factor entitled “Our ability to borrow additional funds under the senior debt facility is subject to certain requirements and limitations set forth in our senior debt facility”).  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur in order to fulfill our obligations to these partners or maintain our relationships.  If our strategic relationships are not established or maintained, our business, financial condition and results of operations may be adversely affected.

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

Our success depends, to a large extent, on our ability to retain our key personnel, including our Chairman of the Board and Chief Executive Officer, and our President and Chief Financial Officer, and the loss of any of our key personnel could disrupt our business operations.

Investors in our common stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in identifying, evaluating and developing prospects and reserves.  Our performance and success are dependent to a large extent on the efforts and continued employment of our management and technical personnel, including our Chairman and Chief Executive Officer, Frank C. Ingriselli, and our President and Chief Financial Officer, Michael L. Peterson.  We do not believe that they could be quickly replaced with personnel of equal experience and capabilities, and their successors may not be as effective.  If Mr. Ingriselli, Mr. Peterson, or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected.  Except for a $3 million insurance policy on the life of Mr. Ingriselli, we do not currently maintain any insurance against the loss of any of these individuals.  Further, pursuant to the promissory notes issued pursuant to that certain Note Purchase Agreement, dated March 7, 2014, entered into by and between us and certain investors in connection with our Continental Acquisition and creation of our $15.5 million drilling facility with RJ Credit, the investors have the right to require us to prepay the entire amount due under the notes if either Mr. Ingriselli or Mr. Peterson cease to be involved in the management of the Company or any subsidiary (except due to death, disability, removal by the Board of Directors, or resignation in order to serve his church, and if a replacement acceptable to the holders is appointed to replace such individual), subject to certain exceptions.  Accordingly, the failure of either Mr. Ingriselli or Mr. Peterson to be involved with our management could result in us being required to prepay such debt prior to maturity, which could materially adversely affect us and disrupt our business operations.

We have an active board of directors that meets several times throughout the year and is intimately involved in our business and the determination of our operational strategies.  Our board of directors work closely with management to evaluate potential prospects, funding sources, acquisitions and areas for further development.  One of our directors has been involved with us since our inception and all of our directors have a deep understanding of our operations and culture.  If any of our directors resign or become unable to continue in their present role, it may be difficult to find replacements with the same knowledge and experience and as a result, our operations may be adversely affected.

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

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel.  Also, there is substantial competition for capital available for investment in the oil and natural gas industry.  Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, and many of our competitors have more established presences in the United States than we have. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit.  In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer.  The cost to attract and retain qualified personnel has increased in recent years due to competition and may increase substantially in the future.  We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the natural gas and crude oil regulatory environment could change in ways that might substantially increase our financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. At the state level, for instance, the Colorado Oil and Gas Conservation Commission (“COGCC”) issued a new rule governing mandatory minimum spacing, or setbacks, between oil and gas wells and occupied buildings and other areas. Similarly, it is expected that the COGCC may undertake a rulemaking focused on wellbore integrity in the near future that would increase requirements in this area. The COGCC has also recently concluded a rulemaking that will require baseline sampling of certain ground and surface water in most areas of Colorado. These new sampling requirements could increase the costs of developing wells in certain locations. In addition to increasing costs of operation, these rules could prevent us from drilling wells on certain locations we plan to develop, thereby reducing our reserves as well as our future revenues. In addition, the Colorado Department of Public Health & Environment is expected to undertake a potentially expansive new rule regulating methane and other air emissions at oil and gas facilities in the State.

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

Our operations in the D-J Basin in Weld and Morgan Counties, Colorado, involve utilizing the latest drilling and completion techniques in order to maximize cumulative recoveries and therefore generate the highest possible returns. Risks that we may face while drilling include, but are not limited to, landing our well bore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the well bore and being able to run tools and other equipment consistently through the horizontal well bore. Risks that we may face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the well bore during completion operations and successfully cleaning out the well bore after completion of the final fracture stimulation stage.

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

Our leases on oil and natural gas properties typically have a primary term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. The loss of substantial leases could have a material adverse effect on our assets, operations, revenues and cash flow and could cause the value of our securities to decline in value.

Competition and regulation of hydraulic fracturing services and water disposal could impede our ability to develop our shale plays.

The unavailability or high cost of high pressure pumping services (or hydraulic fracturing services), chemicals, proppant, water and water disposal and related services and equipment could limit our ability to execute our exploration and development plans on a timely basis and within our budget.  The oil and natural gas industry is experiencing a growing emphasis on the exploitation and development of shale natural gas and shale oil resource plays, which are dependent on hydraulic fracturing for economically successful development.  Hydraulic fracturing in shale plays requires high pressure pumping service crews.  A shortage of service crews or proppant, chemical, water or water disposal options, especially if this shortage occurred in eastern Colorado, could materially and adversely affect our operations and the timeliness of executing our development plans within our budget.  There is significant regulatory uncertainty as some states have begun to regulate hydraulic fracturing and the U.S. Environmental Protection Agency, or the EPA, is currently conducting studies on the issue.  The results of these studies could affect the current regulatory jurisdiction of the states and increase the cycle times and costs to receive permits, delay or possibly preclude receipt of permits in certain areas, impact water usage and waste water disposal and require chemical additives disclosures.

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

In addition, a number of states are considering or have implemented more stringent regulatory requirements applicable to fracturing, which could include, among other requirements, stringent permitting on air emission control requirements, disclosure, wastewater disposal, baseline sampling, well construction and well location requirements on hydraulic fracturing operations or otherwise seek to ban injection of fracturing wastewater, and effectively prohibit further production of natural gas through the use of hydraulic fracturing or similar operations.  For example, Texas has adopted legislation that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas and the public.  Some municipalities and local governments, including most recently the cities of Longmont, Boulder, Fort Collins, and Lafayette, Colorado, have adopted or are considering similar actions.  This legislation and any implementing regulation could increase our costs of compliance and doing business.

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

Frank C. Ingriselli, our Chairman of the Board and Chief Executive Officer, is also President and Chief Executive Officer of Global Venture Investments LLC and Michael L. Peterson, our President and Chief Financial Officer, is a managing partner of Pascal Management.  We believe these positions require only an immaterial amount of Messrs. Ingriselli’s and Peterson’s time and will not conflict with each of their respective roles or responsibilities with our company.  If either of these entities enters into one or more transactions with our company, or if either of these positions require significantly more time than currently anticipated,  potential conflicts of interests could arise from Messrs. Ingriselli and Peterson performing services for us and these other entities.

Our technology services company has no operating history and there is a risk that such company will not be successful or face liabilities.

On October 4, 2012, we established a technical services subsidiary, Pacific Energy Technology Services, LLC, which is 70% owned by us and 30% owned by STXRA, through which we plan to provide acquisition, engineering, and oil drilling and completion technology services in joint cooperation with STXRA in the United States and Pacific Rim countries.  While Pacific Energy Technology Services, LLC currently has no operations, only nominal assets and liabilities and limited capitalization, we anticipate actively developing this venture in 2015.  Due to the fact that this entity does not have an operating history and the fact that we have not previously provided technology services as part of its operations, there is a risk that we will not be successful in marketing this venture, that revenues will not develop and that Pacific Energy Technology Services, LLC will not be successful.  We may be subject to liability claims from clients of our planned services. Our product liability insurance and contractual limitations may not cover all potential claims. Our failure to provide services at a level requested by clients could cause us to lose revenue, as well as to experience delay in or loss of market acceptance and sales, or injury to our reputation.

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

The issuance of common stock upon conversion of our outstanding convertible bridge notes in the aggregate amount of $475,000 in principal and $48,000 of payment in kind, along with interest on the principal amount of such notes, which allow the holders thereof the right to convert such amounts from time to time, subject to certain limitations,  into common stock of the Company, as is determined by dividing the amount converted by a conversion price as follows (A) prior to June 1, 2014, the conversion price is $2.15 per share; and (B) following June 1, 2014, the denominator used in the calculation described above shall be the greater of (i) 80% of the average of the closing price per share of our publicly traded common stock for the five (5) trading days immediately preceding the date of the conversion notice provide by the holder; and (ii) $0.50 per share, will result in immediate and substantial dilution to the interests of other stockholders.

In addition, if we do not repay that certain Amended and Restated Secured Subordinated Promissory Note, principal amount $4.925 million, dated February 19, 2015, issued by the Company to MIE Jurassic Energy Corporation (“MIEJ”) in full on or before March 8, 2017, MIEJ has the right to convert the outstanding balance plus accrued and unpaid interest, into common stock of the Company at a price equal to 80% of the average closing price per share of common stock over the then previous 60 days from the date MIEJ exercises its conversion right, subject to a floor price of $0.30 per share of common stock, receipt of additional listing approval for the shares of common stock to be issued from the NYSE MKT, and the requirement that the Company obtain shareholder approval of any issuances of common stock that would result in more than 19.9% of the Company’s outstanding common stock or voting stock being issued in aggregate upon the conversion of such note.  Any such issuances of common stock will result in immediate and substantial dilution to the interests of other stockholders.

The continuously adjustable conversion price feature of our convertible notes could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders may experience substantial dilution of their investment upon conversion of the convertible bridge notes and New MIEJ Note. The convertible bridge notes are convertible into shares of common stock as described in the risk factor above entitled “The issuance of common stock upon conversion of our convertible notes will cause immediate and substantial dilution”, at a discount to the trading price of our common stock, subject to a floor of $0.50 per share, and the New MIEJ Note is convertible into shares of common stock as described in the same risk factor after March 8, 2017 at a discount to the trading price of our common stock, subject to a floor of $0.30 per share and other restrictions.  As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease could cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holders of the convertible bridge notes and New MIEJ Note would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and could cause the value of our common stock to decline.

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

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock.  Up to $100,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 (File No. 333-191869) that we filed with the Securities and Exchange Commission on October 23, 2013, and which was declared effective on November 5, 2013.  To date, an aggregate of $14,705,000 in securities have been sold by us under the Form S-3, leaving $85,295,000 in securities which will be eligible for sale in the public markets from time to time, when sold and issued by us, subject to the requirements of Form S-3, which limits us, until such time, if ever, as our public float exceeds $75 million, from selling securities in a public primary offering under Form S-3 with a value exceeding more than one-third of the aggregate market value of the common stock held by non-affiliates of the Company every twelve months.  Additionally, if our existing shareholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.  The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.

As of December 31, 2014, there were outstanding stock options to purchase approximately 1,827,224 shares of our common stock and outstanding warrants to purchase approximately 6,594,129 shares of common stock.  For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership.   The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We previously filed registration statements with the SEC on Form S-8 providing for the registration of an aggregate of approximately 7,218,386 shares of our common stock issuable or reserved for issuance under our equity incentive plans. Subject to the satisfaction of vesting conditions, the expiration of lockup agreements, any management 10b5-1 plans and certain restrictions on sales by affiliates, shares registered under registration statements on Form S-8 will be available for resale immediately in the public market without restriction.

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

Five of our directors and executive officers own approximately 13.7% of our common stock, and two of our major shareholders own approximately 17.7% of our common stock, which may give them influence over important corporate matters in which their interests are different from your interests.

Five of our directors and executive officers beneficially own approximately 13.7% of our outstanding shares of common stock, and our largest two non-director or officer shareholders own approximately 17.8% of our outstanding shares of common stock (excluding exercise of warrants held thereby) based on a total of 37,817,997 shares of common stock outstanding as of March 25, 2015. These directors, executive officers and major shareholders will be positioned to influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions.  These directors, executive officers and major shareholders, subject to any fiduciary duties owed to the shareholders generally, may have interests different than the rest of our shareholders.  Their influence or control of our company may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other shareholders.  In addition, due to the ownership interest of these directors and officers in our common stock, they may be able to remain entrenched in their positions.

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

Our Board of Directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock.   Shares of preferred stock may be issued by our Board of Directors without shareholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders including having a preference over our common stock with respect to dividends or distributions on liquidation or dissolution. To date our Board of Directors has authorized Series A Convertible Preferred Stock, the rights and preferences associated therewith, and risks related to such preferred stock, is described in greater detail under “Risks Related to Our Series A Convertible Preferred Stock”.

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

On January 8, 2015, we received notice from the NYSE MKT LLC (the “Exchange”) that we were not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (“Company Guide”) since we reported stockholders’ equity of less than $6,000,000 at September 30, 2014 and had incurred net losses in our five most recent fiscal years ended December 31, 2013.  Receipt of the letter does not have any immediate effect upon the listing of our common stock, provided that in order to maintain our listing on the Exchange, the Exchange requested that we submit a plan of compliance (the “Plan”) by February 9, 2015 addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide by July 8, 2016.  We submitted our Plan to the Exchange by the requested deadline, and such plan was accepted by the Exchange on March 10, 2015.   In connection with such acceptance, we have been provided until July 8, 2016 to regain compliance with Section 1003(a)(iii) of the Company Guide, which requires our stockholders’ equity to be at least $6 million.  If we do not make progress consistent with the Plan during the Plan period or regain compliance with the applicable continued listing standards of the Exchange by July 8, 2016, the Exchange will initiate delisting proceedings as appropriate.  We believe that as a result of the recent consummation of the D-J Basin Asset Acquisition, our stockholders’ equity now meets and exceeds the minimum stockholders’ equity threshold required, and are hopeful that the Exchange will confirm our regained compliance with the Exchange’s continued listing standards in the near future.  In any event, we are confident that we will be able to regain compliance with applicable listing standards by July 8, 2016, provided that if we are unable to regain compliance, our common stock will be delisted from the Exchange.

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

Risks Related to Our Series A Convertible Preferred Stock

Our currently outstanding Series A Convertible Preferred stock provides the holder thereof a liquidation preference over our outstanding common stock.

We have designated 66,625 shares of Series A Convertible Preferred stock. The Series A Convertible Preferred stock has a liquidation preference of $400 per share. As a result, in the event we liquidate, dissolve or wind up, either voluntarily or involuntarily, the holder of our Series A Preferred stock would have the right to receive up to the first approximately $22.65 million left after the payment of our liabilities and creditors, which payment to the Series A Preferred holder would take priority over any amount that could be received by our common stock shareholders. The payment of the liquidation preference could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. The liquidation preference of the Series A Convertible Preferred stock is automatically reduced to $0.001 per share ($66.62 in aggregate) at such time as our shareholders, consistent with the rules and requirements of the NYSE MKT and the Securities and Exchange Commission, approve the conversion of the Series A Convertible Preferred stock and the transactions associated therewith (“Shareholder Approval”). We agreed that, by May 24, 2015, extendable until up to July 8, 2015, in the event we are a party to a material corporate transaction that requires shareholder approval, we would file all required documentation with the Securities and Exchange Commission necessary to seek the Shareholder Approval.

The issuance of common stock upon conversion of the Series A Convertible Preferred stock will cause immediate and substantial dilution to existing shareholders.

Our 66,625 outstanding shares of Series A Convertible Preferred stock are not convertible into common stock until the Shareholder Approval is received. At such time as Shareholder Approval is received, (x) the Series A Convertible Preferred stock automatically ceases accruing dividends and all accrued and unpaid dividends are automatically forfeited and forgiven in their entirety, (y) the liquidation preference of the Series A Convertible Preferred stock is reduced to $0.001 per share, and (z) each share of Series A Convertible Preferred stock is convertible into common stock on a 1,000:1 basis (subject to certain limitations on conversions described in the Series A Preferred designation), subject to a lock-up that prohibits the holder from selling shares of common stock issuable upon conversion for less than $1 per share until February 23, 2016, provided further that no conversion of the Series A Convertible Preferred stock is allowed in the event the holder thereof would beneficially own more than 9.99% of our common stock or voting stock.

The issuance of common stock upon conversion of the Series A Convertible Preferred stock will result in immediate and substantial dilution to the interests of other stockholders since the holder of the Series A Convertible Preferred stock may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Series A Convertible Preferred stock. Although the Series A Convertible Preferred stock may not be converted if such conversion would cause the holder thereof to own more than 9.99% of our outstanding common stock, this restriction does not prevent the holder from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. In this way, the holder of the Series A Convertible Preferred stock could sell more than this limit while never actually holding more shares than this limit allows. If the holder of the Series A Convertible Preferred stock chooses to do this, it will cause substantial dilution to the then holders of our common stock.

Our outstanding Series A Convertible Preferred stock accrues a cash dividend.

Our 66,625 outstanding shares of Series A Convertible Preferred stock accrue an annual dividend equal to 10% of the liquidation preference of such Series A Convertible Preferred stock (which liquidation preference is $400 per share or $22.65 million in aggregate), payable annually. In the event we fail to pay any required dividends such unpaid dividends accrue interest at the rate of twelve percent (12%) per annum until such default is cured. Notwithstanding the above, at such time as Shareholder Approval is received, the Series A Convertible Preferred stock automatically ceases accruing dividends and all accrued and unpaid dividends are automatically forfeited and forgiven in their entirety. We do not currently have unpaid accrued dividends on our Series A Convertible Preferred stock; however, to the extent we do in the future, we will not be able to pay any dividends on our common stock without first paying such accrued dividends (subject to the terms of the Series A Convertible Preferred stock described above). Consequently, the failure to pay dividends on our Series A Convertible Preferred stock restricts the actions that we may take with respect to our common stock. We may not have sufficient available cash to pay the dividends as they accrue, may be unable to obtain Shareholder Approval, and may be forced to pay penalties in connection with our failure to pay such dividends. The payment of the dividends, or our failure to timely pay the dividends when due, could reduce our available cash on hand, have a material adverse effect on our results of operations and cause the value of our stock to decline in value.

We may be required to issue additional shares of Series A Convertible Preferred stock upon the occurrence of certain events.

In the event we repay the senior credit facility and redeem 15,000 of the Series A Convertible Preferred Stock shares (designated as the Tranche One Shares) by November 23, 2015 (nine (9) months from the closing of the transaction pursuant to which the Series A Convertible Preferred stock shares were issued), (i) 25,000 shares of Series A Convertible Preferred stock are automatically redeemed and repurchased by us for $0 per share, and (ii) the holder may request (but not require) that we redeem and repurchase (x) an additional 15,000 of the Series A Convertible Preferred stock shares (designated as the Tranche Two Shares)(or such portion thereof that is then outstanding) at a redemption price of $650 per share for a period of thirty (30) days following the twenty-fourth (24th) month anniversary of the closing, and (y) the Tranche Two Shares (or such portion thereof that is then outstanding) and 11,625 shares of Series A Convertible Preferred stock (which we refer to as the Tranche Three Shares) at a redemption price of $800 per share for a period of thirty (30) days following the thirty-sixth (36th) month anniversary of the closing (the “Holder Redemption Requests”). In the event we do not redeem and repurchase (or if we have assigned such right, another party has not redeemed or purchased) all such shares pursuant to the Holder Redemption Requests, the holder has no recourse against us, provided that if we (or if applicable, the third party) does not repurchase and redeem all such requested shares, and the average closing price of our common stock over the thirty (30) day period immediately preceding the third anniversary of the closing is below $0.80 per share, then we are required to issue the holder up to an additional 10,000 shares of Series A Convertible Preferred stock, pro-rated based on the actual number of shares we redeem and repurchase. Notwithstanding the potential obligation to issue up to an additional 10,000 shares of Series A Convertible Preferred stock as described above, because such obligation is triggered only if we first redeem 15,000 shares of Series A Convertible Preferred stock, at no time will more than the original 66,625 shares of Series A Convertible Preferred stock be outstanding.

The issuance and sale of common stock upon conversion of the Series A Convertible Preferred stock may depress the market price of our common stock.

If sequential conversions of the Series A Convertible Preferred stock and sales of such converted shares take place, the price of our common stock may decline. The Series A Convertible Preferred stock may not be converted until or unless Shareholder Approval is received. Additionally, in the event we repay our senior credit facility and redeem the Tranche One Shares by November 23, 2015, the Tranche Two Shares are only convertible after February 23, 2017, and the Tranche Three Shares are only convertible after February 23, 2018. Additionally, until February 23, 2016, any shares of common stock issuable upon conversion of the Series A Convertible Preferred stock may only be sold if the trading price of our common stock is above $1.00.

In addition, the common stock issuable upon conversion of the Series A Convertible Preferred stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the Series A Convertible Preferred stock holder, then the value of our common stock will likely decrease.

The holder of our Series A Convertible Preferred stock has the right to appoint two members to our Board of Directors.

In February 2015, by resolution of the Board of Directors, we formally increased the size of our Board of Directors from three (3) members to five (5) members. Pursuant to the designation of the Series A Convertible Preferred stock, we provided the holder thereof the right, upon notice to us, to appoint designees to fill the two (2) vacant seats, one of which must be an independent director as defined by applicable rules, provided that no designees have been appointed to date. The board appointment rights continue until the holder no longer holds any of the Tranche One Shares (defined above). The board appointment rights mean that assuming such rights are exercised; the common stock shareholders may only have the right to appoint 60% (three of five members) of our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Office Lease

Our corporate headquarters are located in approximately 2,100 square feet of office space at 4125 Blackhawk Plaza Circle, Suite 201, Danville, California 94506.  We lease that space pursuant to a lease that expires on July 31, 2016 and that has a base monthly rent of approximately $4,000.

Our operations office is located in approximately 3,400 square feet of office space at 1416-B Campbell Road, Building B, Suite 207, Houston, Texas 77055.  We lease that space pursuant to a lease that expires in March 2020 and that has a base monthly rent of approximately $5,000.

Previously, in March 2014, the Company entered into a non-cancelable lease agreement with a term of three years ending March 31, 2017, for its operations office space located in Houston, Texas, which lease arrangement was terminated in connection with the Campbell Road lease described above which went into effect in February 2015.

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

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

Quarter Ended	High	Low

March 31, 2014	$2.78	$1.93
June 30, 2014	2.44	1.77
September 30, 2014	2.02	1.51
December 31, 2014	1.64	0.40

March 31, 2013	$7.44	$5.01
June 30, 2013	5.40	2.10
September 30, 2013	4.67	2.80
December 31, 2013	4.20	2.00

Shareholders

As of March 25, 2015, there were approximately 922 holders of record of our common stock, not including any persons who hold their stock in “street name,” and one holder of our preferred stock.

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

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 66,625 shares have been designated “Series A Convertible Preferred Stock” (the “Series A Preferred”). On February 23, 2015 (the “Original Issuance Date”), the Company issued all 66,625 shares of Series A Preferred to Golden Globe Energy (US), LLC (“GGE”) in connection with the D-J Basin Acquisition, all of which shares remain issued and outstanding as of the date of this filing.

The 66,625 shares of Series A Preferred issued to GGE (i) have a liquidation preference senior to all of the Company’s common stock equal to $400 per share (the “Liquidation Preference”), (ii) accrue an annual dividend equal to 10% of their Liquidation Preference, payable annually from the date of issuance (the “Dividend”), (iii) vote together with the common stock on all matters, with each share having one (1) vote, and (iv) are not convertible into common stock of the Company until the Company obtains shareholder approval of the issuance of the Company’s common stock upon conversion of the Series A Preferred, and other related matters (the “Shareholder Approval”).  Upon the Company’s receipt of Shareholder Approval, (x) the Series A Preferred automatically cease accruing Dividends and all accrued and unpaid Dividends are automatically forfeited and forgiven in their entirety, (y) the Liquidation Preference of the Series A Preferred is reduced to $0.001 per share from $400 per share, and (z) each share of Series A Preferred is convertible into common stock on a 1,000:1 basis, subject to a lock-up that prohibits GGE from selling the shares through the public markets for less than $1 per share (on an as-converted to common stock basis) for a period that is twelve (12) months following the Original Issuance Date, provided that no conversion is allowed in the event the holder thereof would beneficially own more than 9.99% of the Company’s common stock or voting stock.

In the event the Company repays all amounts due and outstanding under those certain promissory notes issued by the Company in favor of BRe BCLIC Primary, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC, as investors, and BAM Administrative Services LLC, as agent for the investors (collectively, the “PEDEVCO Senior Loan”), within nine (9) months of the Original Issuance Date, the Company is entitled, at its option, to redeem (or assign the right to redeem or purchase) the Series A Preferred as follows: (i) for the first nine (9) months following the Original Issuance Date, the Company may repurchase and redeem any or all of 15,000 shares of Series A Preferred (the “Tranche One Shares”) at a repurchase price of $500 per share; (ii) following the first nine (9) months after the Original Issuance Date until twenty-four (24) months following the Original Issuance Date, the Company may repurchase and redeem any or all of the outstanding Tranche One Shares or any or all of an additional 15,000 shares of Series A Preferred (the “Tranche Two Shares”) at a repurchase price of $650 per share; and (iii) following twenty-four (24) months after the Original Issuance Date until thirty-six (36) months following the Original Issuance Date, the Company may repurchase and redeem any or all remaining outstanding shares of Series A Preferred at a repurchase price of $800 per share (collectively, the “Company Redemption Rights”).  In addition, in the event the Company repays the PEDEVCO Senior Loan and redeems all the Tranche One Shares within nine (9) months of the Original Issuance Date, (i) 25,000 shares of Series A Preferred (the “Tranche Four Shares”) are automatically redeemed and repurchased by the Company for $0 per share, and (ii) GGE may request (but not require) that the Company redeem and repurchase (x) the Tranche Two Shares (or such portion thereof that is then outstanding) at a redemption price of $650 per share for a period of thirty (30) days following the twenty-fourth (24th) month anniversary of the Original Issuance Date, and (y) the Tranche Two Shares (or such portion thereof that is then outstanding) and 11,625 shares of Series A Preferred (the “Tranche Three Shares”) at a redemption price of $800 per share for a period of thirty (30) days following the thirty-sixth (36th) month anniversary of the Original Issuance Date (the “Holder Redemption Requests”). In the event the Company does not redeem and repurchase (or if the Company has assigned such right, another party has redeemed or purchased) all such shares pursuant to the Holder Redemption Requests, the holders thereof have no recourse against the Company, provided that if the Company (or if applicable, the third party) does not repurchase and redeem all such requested shares, and the average closing price of the Company’s common stock over the thirty (30) day period immediately preceding the third anniversary of the Original Issuance Date is below $0.80 per share, then the Company is required to issue the holders up to an additional 10,000 shares of Series A Preferred, pro-rated based on the actual number of shares redeemed and repurchased by the Company.

Dividend Policy

            We have never declared or paid any dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future, except the Dividend payable on the Company’s Series A Preferred (as described above under “Preferred Stock”), provided any accrued and unpaid Dividend is waived in the event Shareholder Approval is obtained. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the board of directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2014, with respect to our compensation plans under which common stock is authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)

Equity compensation plans approved by shareholders (1)	898,895	$1.71	3,493,248	(2)
Equity compensation plans not approved by shareholders (3)	2,422,516	$1.49	-
Total	3,321,411	$1.55	3,493,248

(1)
Consists of (i) options to purchase 343,471 shares of common stock issued and outstanding under the Pacific Energy Development Corp. 2012 Amended and Restated Equity Incentive Plan, (ii) options to purchase 3,424 shares of common stock issued and outstanding under the Blast Energy Services, Inc. 2009 Incentive Plan, and (iii) options to purchase 552,000 shares of common stock issued and outstanding under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(2)	Consists of 3,493,248 shares of common stock reserved and available for issuance under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(3)
Consists of (i) options to purchase 928,335 shares of common stock granted by Pacific Energy Development Corp. to employees and consultants of the company in October 2011 and June 2012, and (ii) warrants to purchase 1,494,181 shares of common stock granted by Pacific Energy Development Corp. and PEDEVCO Corp. to placement agents and consultants between April 2012 and November 2014.

Stock Transfer Agent

Our stock transfer agent is First American Stock Transfer, located at 4747 N. 7th Street, Suite 170, Phoenix, AZ 85014.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2014, we issued and sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

On October 8, 2014, the Company issued an aggregate of 300,000 shares of its restricted common stock, and options to purchase an aggregate of 100,000 shares of its restricted common stock at an exercise price of $1.41 per share, to certain employees of the Company pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan.  All shares and options vest over a three year period, contingent upon the recipient’s continued service with the Company, and all shares are held in escrow only to be released to the employees upon the date the shares vest.

On November 4, 2014, the Company granted 14,000 fully-vested shares of its restricted common stock to a consultant of the Company pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan.

On November 28, 2014, the Company sold an aggregate of 3,323,734 units, each composed of (i) one share of the Company’s common stock, and (ii) one five-year warrant exercisable for one share of common stock at an exercise price of $1.00 per share (the “Offering Warrant(s)”), at a purchase price of $0.65 per Unit (collectively the “Units” and the “Offering”). The net proceeds to the Company from the Offering was approximately $1,838,000, after deducting various fees, expenses and legal fees of the placement agent and an advisor in the Offering.  In connection with the Offering, the Company paid to certain FINRA registered broker dealers that acted as the placement agent (the “Placement Agent”) and a financial advisor in the Offering (the “Advisor”), certain consideration, including the issuance of warrants with identical terms as the Offering Warrants to purchase an aggregate of 332,374 shares of common stock to the Placement Agent, and warrants with identical terms as the Offering Warrants to purchase an aggregate of 44,650 shares of common stock to the Advisor.

On January 27, 2015, a holder of Bridge Notes converted an aggregate of $83,000 (principal and accrued interest amounts) due under the Bridge Notes into an aggregate of 165,431 shares of common stock of the Company.

On February 19, 2015, we issued MIEJ the New MIEJ Note, which is convertible into common stock of the Company, subject to the terms and conditions of such note, after March 8, 2017, in the event such maturity date is extended past such date.

On February 23, 2015, we issued GGE (a) 3,375,000 restricted shares of common stock and (b) 66,625 restricted shares of the Company’s newly-designated Amended and Restated Series A Convertible Preferred Stock.

On March 6, 2015, the Company granted 15,000 fully-vested shares of its restricted common stock with a fair value of $10,000, based on the market price on the date of grant, to a consultant pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan.

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

On December 2, 2013, we filed a preliminary Rule 424(b)(5) prospectus supplement and on December 10, 2013, we filed a final Rule 424(b)(5) prospectus supplement relating to the primary offering by us in a fully-underwritten offering of 3,250,000 shares of common stock at a public offering price per share of $2.25.  The offering closed on December 13, 2013. The net proceeds to us from our sale of the common stock were $6,282,000 (after deducting the underwriting discount and offering expenses payable by us, and payment by us of an advisory fee equal to 2% of the public offering price per share due and payable to Casimir Capital L.P., the Company’s financial advisor).  The underwriter of the offering (National Securities Corporation) was also provided an option to purchase an additional 487,500 shares from us, at the public offering price less the underwriting discount, within 45 days of the offering to cover over-allotments, if any, which overallotment option was not exercised by the underwriter.  No further shares will be sold under the prospectus supplement.

On February 28, 2014, we filed a preliminary Rule 424(b)(5) prospectus supplement and on March 4, 2014, we filed a final Rule 424(b)(5) prospectus supplement relating to the primary offering by us in a fully-underwritten offering of 2,990,000 shares of common stock at a public offering price per share of $2.15.  The underwriters of the offering (Roth Capital Partners as Sole Book-Running Manager and National Securities Corporation as Co-Manager) were also provided an option to purchase an additional 448,500 shares from us, at the public offering price less the underwriting discount, within 30 days of the offering to cover over-allotments, if any, which overallotment option was exercised in full by the underwriters. The offering (including the sale of the underwriters’ overallotment shares) closed on March 7, 2014. The net proceeds to us from our sale of the common stock (including the shares sold in connection with the exercise of the underwriters’ overallotment) were $8,363,000 (after deducting the underwriting discount and commissions and offering expenses payable by us). No further shares will be sold under the prospectus supplement.

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

Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand.  As of December 31, 2014, we held approximately 14,985 net D-J Basin acres located in Weld and Morgan Counties, Colorado, comprised of approximately 14,013 net acres in the Wattenberg and Wattenberg Extension areas of the D-J Basin that we acquired in March 2014 from Continental Resources, Inc. (“Continental” and the “Continental Acquisition”) and previously referred to as our “Wattenberg Asset,” and approximately 972 net acres in the Wattenberg Extension area of the D-J Basin we previously referred to as our “Niobrara Asset,” which we now collectively refer to as our “D-J Basin Asset.” Our wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), as of December 31, 2014, holds interests in 53 gross (7.8 net) wells in our D-J Basin Asset, of which 14 gross (6.3 net) wells are operated by Red Hawk and currently producing, 17 gross (1.5 net) wells are non-operated and 22 wells have an after-payout interest.  As of December 31, 2014, we also operate 5 additional wells in our D-J Basin Asset through Condor Energy Technology, LLC (“Condor”), our 20% owned subsidiary which we divested in February, 2015.

In February 2015, we continued to expand our D-J Basin position through the acquisition, of additional oil and gas working interest from Golden Globe Energy (US), LLC (“GGE” and the “D-J Basin Acquisition”), which includes approximately 12,977 additional net acres in the D-J Basin located almost entirely within Weld County, Colorado, including acreage located in the prolific Wattenberg core area, and interests in 53 gross wells with an estimated then-current net daily production of approximately 500 barrels of oil equivalent per day (“BOEPD”) as of February 7, 2015. The majority of these assets were originally conveyed to GGE’s predecessor-in-interest, RJ Resources Corp., by us in March 2014 in connection with the Continental Acquisition, and are now included in our D-J Basin Asset. See further details regarding this transaction below in “Recent Developments – D-J Basin Asset Acquisition.” Management believes the significantly increased reserves should enhance the Company’s ability to access more traditional sources of debt financing and secure additional opportunities, including the transaction with Dome Energy discussed in greater detail below.

Additionally, in February 2015, the Company, Dome Energy AB (“Dome AB”), and Dome Energy, Inc., a wholly-owned subsidiary of Dome AB (“Dome US,” and together with DOME AB, “Dome Energy”), entered into a Heads of Agreement which contemplates the acquisition by the Company of 100% of the capital stock of Dome US in exchange for approximately 140 million shares of our common stock (representing approximately 64% of the Company’s total issued and outstanding shares of capital stock on an as-converted basis (assuming the Series A Preferred is converted into common stock, and excluding the 25,000 Tranche Four Series A Preferred shares issued to GGE as described above)), which will constitute a change of control of the Company. Dome US produces approximately 1,250 BOEPD from a core operated portfolio of conventional oil and gas assets located in Texas and Wyoming, and from additional non-core producing assets located in Arkansas, Kentucky, Louisiana, Mississippi, and Oklahoma. See greater details regarding this transaction below in “Recent Developments – Heads of Agreement with Dome Energy”.

The pending acquisition of Dome US and the recently completed D-J Basin Acquisition were structured to work hand in hand with the intent of increasing assets, proven reserves and cash flow of the Company, for the express purpose of securing lower-cost bank financing, whether by increasing Dome US’s current bank facility and/or securing new bank credit to pay down the Company’s current debt and reduce the cost of capital for the Company going forward.

Furthermore, in February 2015, the Company sold to MIE Jurassic Energy Corp. (“MIEJ”), its 80% partner in Condor, the Company's (i) 20% interest in Condor, and (ii) approximately 972 net acres and interests in three wells located in the Company’s legacy, non-core Niobrara acreage located in Weld County, Colorado, that were directly held by the Company in Condor-operated wells. The assets being sold included working interests in five Condor-operated wells that produced approximately 26 barrels of oil per day net to the Company's interest as of February 2015, as well as approximately 2,300 total net acres to the Company's interest in non-core Niobrara areas. The Company and MIEJ also agreed to aggregate all liabilities owed by the Company to MIEJ and Condor, reducing our debt outstanding with MIEJ and Condor from approximately $9.4 million to $4.925 million and revising and extending the terms of the outstanding debt due to MIEJ, and reducing our senior debt by $500,000 through MIEJ’s direct repayment of principal due to our senior lenders. See greater details regarding this transaction below in “Recent Developments – Settlement Agreement with MIEJ.”

After giving effect to the D-J Basin Acquisition and the divestiture of our legacy non-core Niobrara assets to MIEJ as discussed above, as of February 7, 2015, the Company was producing approximately 994 BOEPD from our D-J Basin Asset, we currently hold approximately 26,990 net operated acres in our D-J Basin Asset, and we hold interests in 53 gross (15.6 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by our wholly-owned subsidiary, Red Hawk and are currently producing, 17 gross (3.1 net) wells are non-operated, and 22 wells have an after-payout interest.

We have also entered into agreements to acquire a 5% interest in a Canadian publicly-traded company which is in the process of acquiring a 100% working interest in production and exploration licenses covering an approximate 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan, which we plan to close upon receipt of required approvals from the Kazakhstan government and satisfaction of other customary closing conditions, which are planned to be satisfied on or before July 2015.  In connection with our recent D-J Basin Acquisition, we provided GGE a one-year option to acquire our interest in our Kazakhstan opportunity for $100,000, described in greater detail below in “Recent Developments – D-J Basin Asset Acquisition.”

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to continue to seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado.  Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next 12 calendar months will be focused on the acquisition, development and expansion of our D-J Basin Asset.  We plan to drill and complete, and participate in the drilling and completion of, approximately 14 additional total wells (equivalent to 3.5 net wells to us) in our D-J Basin Asset through 2015 for total capital expenditures of approximately $24 million, including both operated and non-operated wells, 4 of which will be long lateral wells.  We plan to utilize projected cash flow from operations, the approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available under our current senior debt facility, our cash on hand, and proceeds from future potential debt and/or equity financings to fund our operations and business plan. The Company is currently working with Dome Energy to prepare a projected drilling and completion schedule and budget assuming the Company's acquisition of Dome US is consummated, which new 2015 program we anticipate will provide for the drilling of approximately 9 gross (3.5 net) long lateral wells at an estimated capital cost to the Company of approximately $25.8 million, and 24 gross (9 net) short lateral wells at an estimated capital cost to the Company of approximately $28.0 million, increasing our 2015 capital expenditure program with respect to drilling and completions to approximately $53.8 million, and to approximately $55.5 million total including lease renewals.

We have listed below the total production volumes and total revenue net to the Company for the years ended December 31, 2014 and 2013 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis, and which does not include any production realized from our recent D-J Basin Acquisition closed effective January 1, 2015.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Oil volume (BBL)	57,753	16,065
Gas volume (MCF)	94,981	13,560
Volume equivalent (BOE) (1)	73,583	18,325
Revenue (000’s)	$5,139	$1,531

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

We are pleased with our recent almost four-fold increase in year-over-year production (BOE).  We are especially encouraged since we achieved this increase despite issues of inadequate access to sufficient produced water disposal resources and adverse weather conditions that hindered operations throughout the year. We will continue to use our team’s experience to improve our oil production while lowering and normalizing the operating costs of our D-J Basin Asset.

Detailed information about our business plans and operations, including our core DJ Basin Asset is contained under “Part 1” - “Item 1. Business” beginning on page 5 of this Annual Report.

D-J Basin Asset Reserves Estimates

The following table sets forth as of December 31, 2014, the estimated net proved oil and natural gas reserves and the estimated present value (discounted at an annual rate of ten percent (10%)) of estimated future net revenues before future income taxes (PV-10) of our reserves with respect solely to the Niobrara “A”, “B” and “C” Benches of our D-J Basin Asset after giving effect to the D-J Basin Acquisition and the divestiture of our non-core Niobrara interests to MIEJ, each prepared in accordance with assumptions described by the SEC.  The information presented below does not reflect any reserves that may be attributable to the Codell, Greenhorn, J-Sands or other prospective formations available for development in the D-J Basin, formations that are actively being pursued by companies in our area and which we will be eagerly watching their operations and results. Lastly, these numbers only reflect a development plan that contemplates developing approximately 50% of our available D-J Basin Asset acreage.

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

	Reserves at December 31, 2014
Reserve Category	Oil	Natural Gas	Total	PV-10(2) ('000s)
	(MBbls)	(MMcf)	(MBOE) (1)
Proved Reserves
Total Proved Developed Producing (PDP)	782	1,655	1,058	31,976
Total Proved Undeveloped Producing (PUD)	10,155	23,257	14,031	104,122

Total Proved Reserves (1P)	10,937	24,912	15,089	136,098

Additional Reserves
Total Probable Developed Producing (PBDP)	224	500	307	5,416
Total Probable Undeveloped (PBUD)	1,959	4,278	2,672	29,239

Total Probable Reserves	2,183	4,778	2,979	34,655
Total 2P Reserves (Proved + Probable)	13,120	29,690	18,068	170,753

Total Possible Developed (PSDP)	375	806	509	6,942
Total Possible Undeveloped (PSUD)	2,674	5,501	3,591	27,842

Total Possible Reserves	3,049	6,307	4,100	34,784
Total 3P Reserves (Proved + Probable + Possible)	16,169	35,997	22,168	205,537

(1)	6 Mcf of natural gas is equivalent to 1 barrel of oil.
(2)
In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2014. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended at December 31, 2014. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

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

Production Volumes

Production volumes will directly impact our results of operations. After giving effect to the D-J Basin Asset Acquisition and the divestiture of our non-core Niobrara assets to MIEJ as discussed above, we currently hold interests in 53 gross (15.6 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by our wholly-owned subsidiary, Red Hawk and are currently producing, 17 gross (3.1 net) wells are non-operated, and 22 wells have an after-payout interest.  Additionally, we expect to increase production assuming drilling success in the future as we expand operations in our DJ Basin Asset.

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

                In the past, crude oil prices have been extremely volatile, and we expect this volatility to continue. For example, for the four years ended December 31, 2014, the NYMEX - WTI oil price ranged from a high of $115 per Bbl to a low of $52 per Bbl. These markets will likely continue to be volatile in the future.

 Natural Gas. The NYMEX-Henry Hub price of natural gas is a widely used benchmark for the pricing of natural gas in the U.S. Similar to crude oil, the actual prices realized from the sale of natural gas differ from the quoted NYMEX-Henry Hub price as a result of quality and location differentials. Quality differentials to NYMEX-Henry Hub prices result from: (a) the British thermal unit (Btu) content of natural gas, which measures its heating value, and (b) the percentage of sulfur, CO2 and other inert content by volume. Wet natural gas with a high Btu content sells at a premium to low Btu content dry natural gas because it yields a greater quantity of natural gas liquids (NGLs). Natural gas with low sulfur and CO2 content sells at a premium to natural gas with high sulfur and CO2 content because of the added cost to separate the sulfur and CO2 from the natural gas to render it marketable. Wet natural gas is processed in third-party natural gas plants and residue natural gas as well as NGLs are recovered and sold. Dry natural gas residue from our properties is generally sold based on index prices in the region from which it is produced

Location differentials to NYMEX-Henry Hub prices result from variances in transportation costs based on the natural gas’ proximity to the major consuming markets to which it is ultimately delivered. Also affecting the differential is the processing fee deduction retained by the natural gas processing plant generally in the form of percentage of proceeds. Generally, these index prices have historically been at a discount to NYMEX-Henry Hub natural gas prices.

In the past, natural gas prices have been extremely volatile, and we expect this volatility to continue. For example, for the four years ended December 31, 2014, the NYMEX - Henry Hub natural gas price ranged from a high of $8.15 per MMBtu to a low of $1.82 per MMBtu. These markets will likely continue to be volatile in the future.

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

General and Administrative Expenses. General and administrative expenses related to being a publicly traded company include: Exchange Act reporting expenses; expenses associated with Sarbanes-Oxley compliance; expenses associated with our efforts to have our shares listed on the NYSE MKT; independent auditor fees; legal fees; EDGAR and XBRL fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. As a publicly-traded company, we expect that general and administrative expenses will continue to be significant.

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

Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects, as well as the potential acquisition of Dome US. The acquisition of Dome US and the D-J Basin Asset Acquisition were structured to work hand in hand with the intent of increasing the assets, proven reserves and cash flow of the Company, for the express purpose of securing lower cost bank financing, whether by increasing Dome US’s current bank facility and/or securing new bank credit to pay down the Company’s current debt and reduce the cost of capital for the Company going forward.

Assuming that we complete one or more public or private debt or equity financings to fund our planned 2015 capital expenditures and repay our outstanding debt as it becomes due, we plan to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to $25 million during the period from January 1, 2015 to December 31, 2015 in order to achieve our plans.  In addition, the Company is currently working with Dome Energy to prepare a projected drilling and completion schedule and budget assuming the Company's acquisition of Dome US is consummated, which new 2015 program we anticipate will provide for the drilling of approximately 9 gross (4.2 net) long lateral wells at an estimated capital cost to the Company of approximately $25.8 million, and 24 gross (9 net) short lateral wells at an estimated capital cost to the Company of approximately $28.0 million, increasing our 2015 capital expenditure program with respect to drilling and completions to approximately $53.8 million, and to approximately $55.5 million total including lease renewals.  We plan to utilize Dome US’s available debt facility, cash on hand, proceeds from future equity offerings, internally generated cash flow, and future debt financings to fund this expanded 2015 capital expenditure program in order to achieve our plans following the consummation of the planned acquisition of Dome US.

We expect our projected cash flow from operations combined with our existing cash on hand and the $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available under our current debt facility will be sufficient to fund our operations for the next twelve months.   In addition to the potential liquidity from the recent transactions, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2015 capital expenditures and/or repay or refinance a portion or all of our outstanding debt.

Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures are largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, timing of regulatory approvals, availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Liquidity and Capital Resources

Secured Debt Funding

During March 2014, we entered into the transactions contemplated by a Note Purchase Agreement (the “Note Purchase”), between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC (“RJC”), as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”).   Pursuant to the Note Purchase, we sold the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”).

We received $29,325,000 before expenses in connection with the sale of the Initial Notes after paying the Investors an original issue discount in connection with the sale of the Initial Notes of $1,725,000 (5% of the balance of the Initial Notes); and an underwriting fee of $3,450,000 (10% of the balance of the Initial Notes). In connection with the Note Purchase, we also reimbursed approximately $190,000 of the legal fees and expenses of the Investors’ counsel, and paid the Casimir Note Closing Fee of $1,742,000, to Casimir Capital LP (“Casimir”), our investment banker in the transaction, leaving a net of approximately $27,393,000 which was received by us on March 7, 2014.

From time to time, subject to the terms and conditions of the Note Purchase (including the requirement that we have deposited funds in an aggregate amount of any additional requested loan into a segregated bank account (the “Company Deposits”)), and prior to the Maturity Date (defined below), we have the right to request additional loans (to be evidenced by notes with substantially similar terms as the Initial Notes, the “Subsequent Notes”, and together with the Initial Notes, the “Notes”) from RJC, currently up to an additional $13.5 million in total or an aggregate of $50 million together with the Initial Notes.  We are required to pay original issue discounts in the amount of 5% of the funds borrowed, underwriting fees in the amount of 10% of the amount of the funds borrowed, reimburse certain of the legal fees of RJC’s counsel, and pay applicable fees to Casimir representing 5% of any funds borrowed, in connection with funds borrowed under any Subsequent Notes.  Funds borrowed under any Subsequent Notes are only eligible to be used by us, together with Company Deposits, for approved AFEs issued for a well or wells to be drilled and completed on any properties acquired in connection with the Continental Acquisition or owed by us in connection with the Mississippian Asset.  The total aggregate amount of any Subsequent Notes cannot exceed $15.5 million and in the event we drill a dry hole, we are prohibited from using the proceeds from the sale of any Subsequent Notes, without the consent of RJC.  Additionally, pursuant to the Note Purchase, no proceeds we receive from the transfer, sale, assignment or farm-out of the Mississippian Asset may be used to fund the Company Deposits.

In addition, during the year ended December 31, 2014, the Company borrowed $1,967,000 for drilling activities. As of December 31, 2014 there was approximately $13.5 million available to draw under the facility. The Notes are due and payable on March 7, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time.

As additional consideration for the Note Purchase transaction and for GGE agreeing to purchase the Subsequent Notes, GGE acquired ownership of 50% of all of our oil and gas assets and properties acquired in connection with the Continental Acquisition, rights to 50% of the oil and gas assets and properties which we have the right to acquire in Kazakhstan pursuant to the Shares SNo sureubscription Agreement, and effective ownership of 50% of the Mississippian Asset.

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

The net proceeds from the Initial Funding were used by us (along with funds raised through the February 2014 sale of assets which were formerly owned by White Hawk), to purchase assets located in Weld and Morgan Counties, Colorado, from Continental.

Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note

As previously discussed, in February 2015, the Company and PEDCO entered into a Settlement Agreement (the “MIEJ Settlement Agreement”) with MIE Jurassic Energy Corp. (“MIEJ”).  MIEJ was PEDCO’s 80% partner in Condor, and is the lender to PEDCO under that certain Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, in the principal amount of $6,170,065, entered into by PEDCO and MIEJ (the “MIEJ-PEDCO Note”).  Pursuant to the MIEJ Settlement Agreement, among other things, (i) MIEJ and PEDCO agreed to restructure the MIEJ-PEDCO Note through the entry into a new Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015 and with an effective date of January 1, 2015 (the “New MIEJ Note”), (ii) PEDCO sold its (x) full 20% interest in Condor to MIEJ (the “Condor Interests”), and (y) interests in approximately 945 net acres and interests in three (3) wells located in PEDCO’s legacy non-core Niobrara acreage located in Weld County, Colorado, that were directly held by PEDCO to Condor (the “PEDCO Direct Interests”), effective January 1, 2015, and (iii) Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that was due from PEDCO, which, in summary, had the net effect of reducing approximately $9.4 million in aggregate liabilities due from PEDCO to MIEJ and Condor to $4.925 million, which is the new principal amount of the New MIEJ Note. In addition, pursuant to the MIEJ Settlement Agreement, (a) in consideration for the PEDEVCO Senior Loan Investors releasing their security interest on the Condor Interests and PEDCO Direct Interests, MIEJ paid $500,000 to the PEDEVCO Senior Loan Investors as a principal reduction on the PEDEVCO Senior Loan, which directly benefits PEDEVCO, (b) PEDCO paid $100,000 as a principal reduction under the MIEJ-PEDCO Note, (c) each of MIEJ, Condor and the Company fully released each other, and their respective predecessors and successors in interest, parents, subsidiaries, affiliates and assigns, and their respective officers, directors, managers, members, agents, representatives, servants, employees and attorneys, from every claim, demand or cause of action arising on or before the MIEJ Closing Date, and (d) MIEJ confirmed that the MIEJ-PEDCO Note was paid in full and that PEDCO owed no amounts to MIEJ or Condor other than the principal amount due as reflected in the New MIEJ Note.  See further details regarding this transaction above under “Item 1. Business” - “Recent Developments – Settlement Agreement with MIEJ.”

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

The Amended Notes amended the bridge notes to allow the holders thereof the right to convert up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each bridge note outstanding as of the entry into the Amended Notes and only up to four (4) total conversions of not less than 25% each); the additional payment-in-kind cash amount equal to 10% of the principal amount of each holder’s bridge note which was deferred pursuant to the First Amendment; and all accrued and unpaid interest under each bridge note (collectively, the “Conversion Amount”) into our common stock, subject to an additional listing application regarding such common stock being approved by the NYSE MKT.  Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

(A)	prior to June 1, 2014, the Conversion Price was $2.15 per share; and

(B)	following June 1, 2014, the denominator used in the calculation described above is the greater of (i) 80% of the average of the closing price per share of our publicly-traded common stock for the five (5) trading days immediately preceding the date of the conversion notice provided by the holder; and (ii) $0.50 per share

Additionally, each bridge investor who entered into the Second Amendment to Secured Promissory Note also entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the bridge notes, and actions in connection with the security interests provided under the bridge notes, until full repayment of the Notes sold pursuant to the Note Purchase in March 2014, as described in greater detail above. The Subordination and Intercreditor Agreements also prohibit us from repaying the bridge notes until the Notes have been paid in full, except that we are allowed to repay the bridge notes from net proceeds received from the sale of common or preferred stock (i) in calendar year 2014 if such net proceeds received in such calendar year exceeds $35,000,000, (ii) in calendar year 2015 if such net proceeds received in such calendar year exceeds $50,000,000, and (iii) in calendar year 2016 if such net proceeds actually received in such calendar year exceeds $50,000,000.

Through the date hereof, holders of $1,900,000 of the original principal amount of the Amended Notes have exercised their option to convert a portion or all of their Amended Notes into common stock of the Company.  We issued an aggregate of 1,618,026 shares of common stock of the Company to holders of the Amended Notes upon conversion of an aggregate of $2,221,000 in principal, accrued interest, and payment-in-kind outstanding under their Amended Notes (the “Note Conversions”), according to the terms of the Amended Notes.  Following the Note Conversions, an aggregate principal amount of $475,000 of the original $4 million principal amount of the bridge notes remain issued and outstanding, plus accrued and unpaid interest and payment-in-kind, is convertible into common stock of the Company pursuant to the terms of the Amended Notes.

Financial Summary

We had total current assets of $9.6 million as of December 31, 2014, including cash of $6.7 million, compared to total current assets of $7.0 million as of December 31, 2013, including a cash balance of $6.6 million.

We had total assets of $41.7 million as of December 31, 2014 and $25.8 million as of December 31, 2013. Included in total assets as of December 31, 2014 and December 31, 2013 were $19.9 million and $2.2, respectively, of proved oil and gas properties subject to amortization and $2.2 million and $6.6 million, respectively, in unproved oil and gas properties not subject to amortization,

We had total liabilities of $43.2 million as of December 31, 2014, including current liabilities of $20.3 million, compared to total liabilities of $14.9 million as of December 31, 2013, including current liabilities of $14.8 million.

We had negative working capital of $10.7 million, a total shareholders’ deficit of $1.4 million and a total accumulated deficit of $60.8 million as of December 31, 2014, compared to negative working capital of $7.8 million, total shareholders’ equity of $10.9 million and a total accumulated deficit of $30.9 million as of December 31, 2013.

With the closing of the D-J Basin Acquisition, we estimate out total assets will increase approximately $44 million, shareholders' equity will increase $31 million and revenues will increase approximately 50%.

Results of Operations

Comparison of the Year Ended December 31, 2014 with the Year Ended December 31, 2013

Oil and Gas Revenue. For the year ended December 31, 2014, we generated a total of $4,812,000 in revenues, compared to $744,000 for the year ended December 31, 2013. The increase of $4,068,000 was primarily due to the increased revenue resulting from production acquired in the purchase of the Wattenberg Asset as of March 7, 2014.

Lease Operating Expenses. For the year ended December 31, 2014, lease operating expenses associated with the oil and gas properties were $1,674,000, compared to $648,000 for the year ended December 31, 2013. The increase of $1,026,000 was primarily due to $396,000 of costs associated with the sale of oil inventory from the purchase of the Wattenberg Asset and the increased lease operating expenses resulting from the purchase of the Wattenberg Asset as of March 7, 2014.

Exploration Expense. For the year ended December 31, 2014, exploration expense was $1,306,000 primarily related to the acquisition of seismic data for our recently acquired Wattenberg Asset and lease extension expense. We had no exploration expense for the year ended December 31, 2013.

Selling, General and Administrative Expenses. For the year ended December 31, 2014, selling, general and administrative (“SG&A”) expenses were $8,712,000, compared to $7,150,000 for the year ended December 31, 2013. The increase of $1,562,000 was primarily due to an increase in stock compensation expense, as a result of the vesting of certain stock grants during the period, and increased salaries, primarily related to our staff in Houston, Texas.  The components of SG&A expense are summarized below (amounts in thousands):

	For the Year Ended
	December 31,		Increase/
(in thousands)	2014	2013	(Decrease)
Payroll and related costs	$1,979	$1,686	$293
Stock compensation expense	4,306	3,199	1,107
Legal fees	645	441	204
Accounting and other professional fees	1,122	1,379	(257)
Insurance	94	178	(84)
Travel and entertainment	168	152	16
Office rent, communications and other	398	115	283
Total	$8,712	$7,150	$1,562

Impairment of Oil and Gas Properties.  For the year ended December 31, 2014, impairment of oil and gas properties was $5,416,000, compared to $3,303,000 for the year ended December 31, 2013, the $2,113,000 increase is due to the $5,377,000 impairment related to our Mississippian Asset in the fourth quarter of 2014 resulting from the expiration of leases, compared to $3,303,000 of impairment expense in the prior year related to a reduction of estimated proven reserves in the fourth quarter of 2013.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the year ended December 31, 2014, DD&A costs were $954,000, compared to $437,000 for the year ended December 31, 2013. The $517,000 increase was primarily due to the increased production in the current period related to production from the Wattenberg Asset.

Loss on Settlement of Payables. For the year ended December 31, 2014, loss on settlement of payables was $39,000 related to the settlement of payables with our common stock, as compared to $8,000 for the year ended December 31, 2013.

Loss on Sale of Oil and Gas Properties. For the year ended December 31, 2014, loss on sale of oil and gas properties was $5,366,000. This was primarily due to the sale to GGE of 50% of the Wattenberg Asset acquired from Continental, partially offset by a gain related to the sale of the White Hawk properties in the current period. We had no loss on sale of oil and gas properties for the year ended December 31, 2013.

Loss on Sale of Equity Investment. For the year ended December 31, 2014, loss on sale of equity investment of $1,028,000 was related to the sale of 50% of the Equity in MSL to GGE. We had no loss on sale of equity investment for the year ended December 31, 2013.

Loss on Sale of Asia Sixth Interest. For the year ended December 31, 2014, loss on sale of Asia Sixth was $1,945,000 related to the sale of 50% of that asset to GGE. We had no loss on sale of Asia Sixth for the year ended December 31, 2013.

Loss on Oil and Gas Property Acquisition Deposit. For the year ended December 31, 2013, loss on oil and gas property acquisition deposit was $200,000 related to the expiration of an option to acquire certain interests in the prior period. We had no loss on oil and gas property acquisition deposits for the year ended December 31, 2014.

Other Income (Expense). For the year ended December 31, 2014, other expense was $10,401,000 compared to $1,365,000 for the year ended December 31, 2013. The increase in other expense of $9,036,000 was primarily due to the increased interest expense of $8,268,000 primarily due to the financing costs related to debt for the acquisition of the Wattenberg Asset and $823,000 related to the loss on extinguishment of debt in the current period.

Net Loss Attributable to PEDEVCO Common Stockholders. For the year ended December 31, 2014, net loss attributable to PEDEVCO common stockholders was $29,874,000, compared to a net loss attributable to PEDEVCO common stockholders of $18,145,000 for the year ended December 31, 2013. The increase in net loss of $11,729,000 was primarily due to the reasons described above.

Cash Flows from Operating Activities. We had net cash used in operating activities of $4,867,000 for the year ended December 31, 2014, which was an increase of $2,605,000 as compared to the prior year period. This increase was primarily due to the net loss of $32,573,000 and an increase in selling, general and administrative expense.

Cash Flows from Investing Activities. We had net cash used in investing activities of $16,077,000 for the year ended December 31, 2014, which was a decrease of $4,121,000 as compared to the prior year period. Cash was used primarily for oil and gas property acquisitions in the amount of $28,571,000 and issuance of notes receivables of $2,374,000, partially offset by $16,185,000 of proceeds for the sale of oil and gas properties, equity investments and acquisition deposits.

Cash Flows from Financing Activities. We had net cash provided by financing activities of $21,006,000 for the year ended December 31, 2014, which was a decrease of $5,590,000 as compared to the prior year period. Cash was provided from the proceeds of $21,226,000 from the issuance of the senior credit facility and proceeds of $6,525,000 from the issuance of common stock, partially offset by cash paid of $5,658,000 for deferred financing costs and cash paid of $2,530,000 to repay a portion of the Company's outstanding debt.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during 2014 and 2013, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Equity Method Accounting for Joint Ventures. As of December 31, 2014, some of our oil and gas interests are held all or in part by the following joint ventures which we jointly own with affiliates of MIE Holdings:

-	Condor Energy Technology LLC, which we refer to as Condor, which is a Nevada limited liability company owned 20% by us and 80% by an affiliate of MIE Holdings as of December 31, 2014 (we completely divested our interest in Condor in February 2015) We account for our 20% ownership in Condor using the equity method; and

-	White Hawk Petroleum, LLC, a Nevada limited liability company owned 50% by the Company and 50% by an affiliate of MIE Holdings through December 30, 2013. Through December 30, 2013, the Company accounted for its 50% interest in White Hawk using the equity method. As a result of a series of transactions pursuant to which MIEJ divested its 50% interest in White Hawk as of December 31, 2013, White Hawk became a consolidated subsidiary effective on December 31, 2013.

We evaluated our relationship with Condor to determine if either qualified as a variable interest entity ("VIE"), as defined in ASC 810-10, and whether we were the primary beneficiary, in which case consolidation with us would be required.  We determined that both Condor qualified as a VIE, but since we were not the primary beneficiary of either Condor or White Hawk that consolidation was not required for either entity.

On December 31, 2013, MIEJ withdrew from White Hawk and we became the sole member.  Accordingly, White Hawk will no longer be deemed an equity method investee following such date, and White Hawk’s results will be consolidated.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company’s internal controls over financial reporting were effective as of December 31, 2014.

During the year December 31, 2014, we reevaluated our most recent assessment of internal controls and concluded that that our internal controls were still not effective. The Company has recently hired additional accounting staff to provide more resources and expand the technical accounting knowledge.

Changes in Internal Control Over Financial Reporting

During the year December 31, 2014, we implemented standardized, written internal controls and procedures. These controls were developed, documented, communicated and tested. In addition, we continued to hire additional personnel with the necessary financial reporting and accounting experience and expertise.

Except as otherwise discussed above, there were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

On January 7, 2015, the Company granted options to purchase shares of common stock to its executive officers at an exercise price of $0.37 per share, pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process, as follows: (i) an option to purchase 370,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli; (ii) an option to purchase 325,000 shares to President and Chief Financial Officer Michael L. Peterson; and (iii) an option to purchase 270,000 shares to Executive Vice President and General Counsel Clark R. Moore. The options have terms of five years and fully vest in January 2017. 50% vest six months from the date of grant, 20% vest one year from the date of grant, 20% vest eighteen months from the date of grant and 10% vest 2 years from the date of grant, all contingent upon the recipient’s continued service with the Company.

On January 7, 2015, the Company granted shares of its restricted common stock to its executive officers pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process as follows: (i) 370,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli; (ii) 325,000 shares to President and Chief Financial Officer Michael L. Peterson; and (iii) 270,000 shares to Executive Vice President and General Counsel Clark R. Moore. 40% of the shares vest on the nine month anniversary of the grant date, 20% vest on the twelve month anniversary of the grant date, 20% vest on the eighteen month anniversary of the grant date and 20% vest on the twenty-four month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

Effective February 16, 2015, the annual base salary of Frank C. Ingriselli, our Chairman and Chief Executive Officer, was reduced to $333,000 per year.

Effective February 16, 2015, the annual base salary of Michael L. Peterson, our President and Chief Financial Officer, was reduced to $300,000 per year.

Effective February 16, 2015, the annual base salary of Clark R. Moore, our Executive Vice President and General Counsel, was reduced to $250,000 per year.

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

Name	Age	Position

Frank C. Ingriselli	60	Executive Chairman of the Board and Chief Executive Officer
Michael L. Peterson	53	President and Chief Financial Officer
Clark Moore	42	Executive Vice President, General Counsel and Secretary
Elizabeth P. Smith	65	Director
David C. Crikelair	67	Director

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

By resolution of the Board of Directors on or around February 23, 2015, we formally increased the size of our Board of Directors from three (3) members to five (5) members, and provided GGE the right pursuant to the Purchase Agreement and the certificate of designation designating the Series A Preferred (each described in greater detail above under “Item 1. Business” – “Recent Developments” – “D-J Basin Asset Acquisition”), upon notice to the Company, to appoint designees to fill the two (2) vacant seats, one of which must be an independent director as defined by applicable rules, provided that no designees have been appointed to date. The Board appointment rights continue until GGE no longer holds any of the Tranche One Shares (defined in “Item 1. Business” – “Recent Developments” – “D-J Basin Asset Acquisition”, above).  To date, GGE has not provided notice to the Company regarding the appointment of any members of the Board of Directors.

 Business Experience

The following is a brief description of the business experience and background of our current directors and executive officers.  There are no family relationships among any of the directors or executive officers.

 Frank C. Ingriselli, Executive Chairman of the Board and Chief Executive Officer

Mr. Ingriselli has served as our Executive Chairman of the Board and Chief Executive Officer since our acquisition of Pacific Energy Development in July 2012, and as our President from July 2012 to October 2014.  Mr. Ingriselli also served as the President, Chief Executive Officer, and Director of Pacific Energy Development since its inception in February 2011 through its July 2012 acquisition by the Company.  Mr. Ingriselli began his career at Texaco, Inc. in 1979 and held management positions in Texaco’s Producing-Eastern Hemisphere Department, Middle East/Far East Division, and Texaco’s International Exploration Company. While at Texaco, Mr. Ingriselli negotiated a successful foreign oil development investment contract in China in 1983. In 1992, Mr. Ingriselli was named President of Texaco International Operations Inc. and over the next several years directed Texaco’s global initiatives in exploration and development. In 1996, he was appointed President and CEO of the Timan Pechora Company, a Houston, Texas headquartered company owned by affiliates of Texaco, Exxon, Amoco and Norsk Hydro, which was developing an investment in Russia. In 1998, Mr. Ingriselli returned to Texaco’s Executive Department with responsibilities for Texaco’s power and natural gas operations, merger and acquisition activities, pipeline operations and corporate development. In August 2000, Mr. Ingriselli was appointed President of Texaco Technology Ventures, which was responsible for all of Texaco’s global technology initiatives and investments. In 2001, Mr. Ingriselli retired from Texaco after its merger with Chevron, and founded Global Venture Investments LLC, which we refer to as GVEST, an energy consulting firm, for which Mr. Ingriselli continues to serve as the President and Chief Executive Officer.  We believe Mr. Ingriselli’s positions with GVEST require only an immaterial amount of Mr. Ingriselli’s time and do not conflict with his roles or responsibilities with our company. In 2005, Mr. Ingriselli co-founded CAMAC Energy Inc. (NYSE:  CAK) (formerly Pacific Asia Petroleum, Inc.) an independent energy company headquartered in Houston, Texas, and served as its President, Chief Executive Officer and a member of its Board of Directors from 2005 to July 2010.

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

Mr. Ingriselli brings to the Board over 36 years’ experience in the energy industry. The Board of Directors believes that Mr. Ingriselli’s experience with our company’s acquired subsidiary Pacific Energy Development  and the insights he has gained from these experiences will benefit our company’s future plans to evaluate and acquire additional oil producing properties and that they qualify him to serve as a director for our company.

 Michael L. Peterson, President and Chief Financial Officer

Mr. Peterson has served as our Chief Financial Officer since our acquisition of Pacific Energy Development in July 2012, as our Executive Vice President since our acquisition of Pacific Energy Development in July 2012 to October 2014, and as our President since October 2014. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of our Board of Directors from July 2012 to September 2013.  Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of the Company, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012).  In addition, since February 2006, Mr. Peterson has served as founder and managing partner of California-based Pascal Management, a manager of hedge and private equity investments, which we believe requires only an immaterial amount of Mr. Peterson’s time and does not conflict with his roles or responsibilities with our company.  From 2005 to 2006, Mr. Peterson co-founded and became a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City.  From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high net worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President with the responsibility for a team of professionals that advised and managed over $7 billion in assets.  Mr. Peterson speaks Mandarin Chinese.

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

 Ms. Smith was elected to the Board of Finance of Darien, Connecticut, in November 2007, and since November 2010, has been serving as the Chairman. In June of 2012, Ms. Smith was elected a Trustee of St. Luke’s School in New Canaan, Connecticut, and in 2013, Ms. Smith was elected as Treasurer of the Board of Trustees. Ms. Smith also serves on the Financial Affairs Committee and the Investment Committee. From 2007 through 2010, Ms. Smith has also served as a Board Member of the Community Fund of Darien, Connecticut, and from 1996 through 2006, Ms. Smith served on the Board of Directors of INROADS/Fairfield Westchester Counties, Inc. From 2002 through 2005, Ms. Smith served as a member of the Board of Families With Children From China-Greater New York, and from 2004 through 2005, she served as a member of the Board of The Chinese Language School of Connecticut. While at Texaco, Ms. Smith was an active member in NIRI (National Investor Relations Institute) and the NIRI Senior Roundtable. She has been a member and past President of both the Investor Relations Association and the Petroleum Investor Relations Association. Ms. Smith was a member of the Board of Trustees of Marymount College Tarrytown from 1993 until 2001. She was also a member of the Board of The Education and Learning Foundation of Westchester and Putnam Counties from 1993 to 2002.

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

During the year ended December 31, 2014, the audit committee, which was formed effective September 10, 2013, held five meetings and took various other actions via written consent.

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

During the year ended December 31, 2014, the compensation committee, which was formed effective September 10, 2013, held one meeting and took various other actions via written consent.

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

During the year ended December 31, 2014, the nominating and corporate governance committee, which was formed effective September 10, 2013, held one meeting.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2014, the Board held four meetings and took various other actions via the unanimous written consent of the Board of Directors and the various committees described above.  All directors attended all of the Board of Directors meetings and committee meetings relating to the committees on which each director served during fiscal year 2014. The Company did not hold an annual shareholders meeting in 2012 or 2013, but did hold an annual shareholders meeting on June 26, 2014, at which meeting all directors were present.  Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance.  Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2014, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

Current Executive Employment Agreements

Frank C. Ingriselli.  Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013, with Frank C. Ingriselli, its Chairman, then President and Chief Executive Officer, pursuant to which, effective June 15, 2011, Mr. Ingriselli has been employed by Pacific Energy Development, and since the Pacific Energy Development merger, our company, with a current annual base salary of $333,0000, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion.  In addition, Mr. Ingriselli’s employment agreement includes, among other things, severance payment provisions that would require our company to make lump sum payments equal to 36 months’ salary and target bonus to Mr. Ingriselli in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (48 months in connection with a “Change of Control”), and continuation of benefits for up to 48 months, as such terms are defined in the employment agreement.  The employment agreement also prohibits Mr. Ingriselli from engaging in competitive activities during and following termination of his employment that would result in disclosure of Company’s confidential information, but does not contain a general restriction on engaging in competitive activities.

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

Michael L. Peterson.   On September 1, 2011, Pacific Energy Development, our wholly-owned subsidiary, entered into a Consulting Agreement engaging Michael L. Peterson to serve as Executive Vice President of Pacific Energy Development.  This Consulting Agreement was superseded by an employment offer letter dated February 1, 2012, which employment offer letter was later amended and restated in full on June 16, 2012.  Pursuant to Mr. Peterson’s current employment offer letter, Mr. Peterson serves as our company’s Chief Financial Officer and now President at a current annual base salary of $300,000, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion. Mr. Peterson previously served as a member of the board of directors and as the Interim President and Chief Executive Officer of Blast, and formerly as the Executive Vice President of the Company until his promotion to the office of President in October 2014.

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

Clark Moore.  Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013, with Clark Moore, its Executive Vice President, Secretary and General Counsel, pursuant to which, effective June 1, 2011, Mr. Moore has been employed by Pacific Energy Development, and since the Pacific Energy Development merger, our company,  with a current annual base salary of $250,000, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion.  In addition, Mr. Moore’s employment agreement includes, among other things, severance payment provisions that would require our company to make lump sum payments equal to 18 months’ salary and target bonus to Mr. Moore in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the employment agreement.   The employment agreement also prohibits Mr. Moore from engaging in competitive activities during and following termination of his employment that would result in disclosure of our company’s confidential information, but does not contain a general restriction on engaging in competitive activities.

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

Equity Incentive Plans

2012 Plan

General.  On June 26, 2012, our board adopted the Blast Energy Services, Inc. 2012 Equity Incentive Plan, which was approved by our shareholders on July 30, 2012.  The 2012 Equity Incentive Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, stock appreciation rights, or SARs, and performance units and performance shares.   Subject to the provisions of the 2012 Equity Incentive Plan relating to adjustments upon changes in our common stock, an aggregate of 2,000,000 shares of common stock were reserved for issuance under the 2012 Equity Incentive Plan. On April 23, 2014, the board adopted an amended and restated 2012 Equity Incentive Plan, to increase by 5 million shares, the number of awards available for issuance under the plan, which was approved by shareholders on June 27, 2014.  We refer to the 2012 Amended and Restated Incentive Plan as the 2012 Plan.

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

As of the date of this Annual Report, options to purchase 1,817,000 shares of common stock and 4,114,802 shares of restricted stock have been issued under the 2012 Plan, with 1,068,198 shares of common stock remaining available for issuance under the 2012 Plan. The options have a weighted average exercise price of $1.08 per share, and have expiration dates ranging from 2018 to 2022.

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

As of the date of this Annual Report, 3,422 options remain outstanding under the 2009 Plan. These options have a weighted average exercise price of $35.07 per share, and have an expiration date ranging from May 28, 2018 to February 2, 2021.

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

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2014 and 2013 to (a) Frank C. Ingriselli, who was appointed Chairman, President and Chief Executive Officer effective July 2012 upon the closing of the Pacific Energy Development merger, and who was serving in these positions at fiscal year-end 2013, and in the position of Chief Executive Officer and Chairman at fiscal-year end 2014, and (b) Michael L. Peterson and Clark R. Moore, who were the next two most highly compensated executive officers at fiscal year-end 2013 and 2014 (collectively, the “Named Executive Officers”). There were no other executive officers who received compensation in excess of $100,000 in either 2013 or 2014.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Frank C. Ingriselli	2014	370,000	28,000	-	1,048,000	(2)	-	1,446,000
Chief Executive Officer and Chairman of the Board	2013	350,000	140,000	-	1,688,000	(3)	-	2,178,000

Michael L. Peterson	2014	303,000	22,000	-	1,048,000	(4)	-	1,373,000
Chief Financial Officer and President	2013	275,000	110,000	-	1,219,000	(5)	-	1,604,000

Clark R. Moore	2014	270,000	20,000	-	679,000	(6)	-	969,000
Executive Vice President, General Counsel and Secretary	2013	250,000	100,000	-	1,088,000	(7)	-	1,438,000

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718.  For additional information on the valuation assumptions with respect to the option grants, refer to Note 13 of our financial statements for the year ended December 31, 2014.  These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

(2)	Consists of the value of 540,000 shares of restricted common stock granted in July 2014 at $1.94 per share.

(3)	Consists of the value of 450,000 shares of restricted common stock granted in August 2013 at $3.75 per share.

(4)	Consists of the value of 395,000 shares of restricted common stock granted in July 2014 at $1.94 per share and 200,000 shares of restricted common stock granted in October 2014 at $1.41 per share.

(5)	Consists of the value of 325,000 shares of restricted common stock granted in August 2013 at $3.75 per share.

(6)	Consists of the value of 350,000 shares of restricted common stock granted in July 2014 at $1.94 per share.

(7)	Consists of the value of 290,000 shares of restricted common stock granted in August 2013 at $3.75 per share.

Outstanding Equity Awards at Year Ended December 31, 2014

The following table sets forth information as of December 31, 2014 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards			Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Frank C. Ingriselli	348,267	-	$0.51	6/18/2022	270,000	(1)	$	$122,000
	42,534	-	$0.51	6/18/2022	540,000	(2)	$	$243,000

Michael L. Peterson	447	-	$67.20	5/28/2018	195,000	(1)	$	$88,000
	2,977	-	$30.24	2/2/2021	395,000	(2)	$	$178,000
	100,000	-	$0.24	10/7/2021	200,000	(3)	$	$90,000
	269,534	-	$0.51	6/18/2022
	63,800	-	$0.51	6/18/2022

Clark Moore	188,867	-	$0.51	6/18/2022	174,000	(1)	$	$78,000
	44,467	-	$0.51	6/18/2022	350,000	(2)	$	$158,000

(1)
Vesting with respect to 25% of these stock awards on each of February 9, 2015, August 9, 2015, February 9, 2016 and August 9, 2016, subject to the holder remaining an employee of or consultant to the Company on such vesting date.

(2)
Vesting with respect to 20% of these stock awards on January 1, 2015, 20% on April 1, 2015, 20% on July 1, 2015, 10% on January 1, 2016, 10% on July 1, 2016, 10% on January 1, 2017 and 10% on July 1, 2017, subject to the holder remaining an employee of or consultant to the Company on such vesting date.

(3)
Vesting with respect to 20% of these stock awards on April 8, 2015, 20% on October 8, 2015, 15% on April 8, 2016, 15% on October 8, 2016, 15% on April 8, 2017 and 15% on October 8, 2017, subject to the holder remaining an employee of or consultant to the Company on such vesting date.

 Issuance of Equity to Executive Officers

On January 7, 2015, the Company granted options to purchase shares of common stock to its executive officers at an exercise price of $0.37 per share, pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process, as follows:  (i) an option to purchase 370,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli; (ii) an option to purchase 325,000 shares to President and Chief Financial Officer Michael L. Peterson; and (iii) an option to purchase 270,000 shares to Executive Vice President and General Counsel Clark R. Moore. The options have terms of five years and fully vest in January 2017.  50% vest six months from the date of grant, 20% vest one year from the date of grant, all contingent upon the recipient’s continued service with the Company.

On January 7, 2015, the Company granted shares of its restricted common stock to its executive officers pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process as follows: (i) 370,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli; (ii) 325,000 shares to President and Chief Financial Officer Michael L. Peterson; and (iii) 270,000 shares to Executive Vice President and General Counsel Clark R. Moore. 40% of the shares vest on the nine month anniversary of the grant date, 20% vest on the twelve month anniversary of the grant date, 20% vest on the eighteen month anniversary of the grant date and 20% vest on the twenty-four month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
David C. Crikelair	$20,000	$-	$-	$20,000
Elizabeth P. Smith	$20,000	$-	$-	$20,000

* The table above does not include the amount of any expense reimbursements paid to the above directors.  No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the period presented.  Includes quarterly cash compensation earned, but not yet paid, in the amount of $5,000 each.  Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1) Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718.  For additional information on the valuation assumptions with respect to the restricted stock grants, refer to Note 12 of our financial statements for the year ended December 31, 2014.  These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.  The director received a grant of 13,334 shares of restricted stock on September 10, 2013, which vested in full on September 10, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Annual Report, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of March 25, 2015 there were 37,817,997 shares of common stock and 66,625 shares of Series A Convertible Preferred Stock issued and outstanding.

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

	Common Stock			Series A Preferred
Name and Address of Beneficial Owner	Number of Voting Shares Beneficially Owned		Percentage of Voting Shares Beneficially Owned(1)	Number of Voting Shares Beneficially Owned(2)		Percentage of Voting Shares Beneficially Owned(3)
Current Named Executive Officers and Directors
Frank C. Ingriselli	2,690,385	(4)	7.0%	--		--
Michael L. Peterson	1,824,858	(5)	4.8%	--		--
Clark R. Moore	1,511,011	(6)	4.0%	--		--
Elizabeth P. Smith	176,776	(7)	*	--		--
David C. Crikelair	110,109	(8)	*	--		--
All Named Executive Officers and Directors as a group (five persons)	6,313,139		16.2%	--		--
Greater than 5% Shareholders
Yao Hang Finance (Hong Kong) Limited (9)	4,333,336	(10)	11.2%	--		--
Golden Globe Energy (US), LLC (11)	3,409,445	(12)	9.0%	66,625	(13)	100%
MIE Holdings Corporation (14)	1,666,668	(15)	4.4%	--		--

*       Less than 1%.
_____________________________

Unless otherwise stated, the address of each shareholder is c/o PEDEVCO Corp., 4125 Blackhawk Plaza Circle, Suite 201, Danville, CA 94506

(1)
Ownership voting percentages are based on 37,817,997 total shares of common stock which were outstanding as of March 25, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the securities shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the applicable date below, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)
As described in greater detail above under “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” - “Preferred Stock”, each share of Series A preferred stock is not currently convertible into shares of common stock.  Accordingly, holders of our Series A preferred stock are not deemed to beneficially own any shares of common stock which could be issuable upon conversion of such shares of Series A preferred stock.  The holders of our Series A preferred stock vote together with the holders of our common stock, with one (1) vote per share of Series A preferred stock.

(3)
Ownership voting percentages are based on 66,625 total shares of Series A preferred stock which were outstanding as of March 25, 2015.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities.

(4)
Representing: (a) 1,237,941 fully-vested shares of common stock held by Mr. Ingriselli; (b) 1,004,500 unvested shares of common stock held by Mr. Ingriselli, which vest on various dates through July 1, 2017, provided that Mr. Ingriselli remains employed by us, or is a consultant to us, on such vesting dates; (c) options to purchase 390,800 shares of common stock exercisable by Mr. Ingriselli at an exercise price of $0.51 per share; (d) warrants exercisable for 38,096 shares of common stock at $2.34 per share held by Global Venture Investments LLC, a limited liability company owned and controlled by Mr. Ingriselli (“GVEST”), which expire on December 16, 2017, and which securities Mr. Ingriselli is deemed to beneficially own; and (e) warrants exercisable for 19,048 shares of common stock at $5.25 per share held by GVEST which expire on March 22, 2017.  Does not include options to purchase 370,000 shares of common stock at an exercise price of $0.37 per share, which had not vested as of the date of this filing and do not vest within 60 days of this filing.  Mr. Ingriselli has voting control over his unvested shares of common stock.

(5)
Consisting of the following: (a) 36,668 fully-vested shares of common stock held by Mr. Peterson’s minor children; (b) 364,182 fully-vested shares of common stock (including shares held by a family trust which Mr. Peterson is deemed to beneficially own); (c) 987,250 unvested shares of common stock held by Mr. Peterson, which vest on various dates through October 8, 2017, provided that Mr. Peterson remains employed by us, or is a consultant to us, on such vesting dates; (d) options to purchase 100,000 shares of common stock exercisable by Mr. Peterson at an exercise price of $0.24 per share; (e) options to purchase 333,334 shares of common stock exercisable by Mr. Peterson at an exercise price of $0.51 per share; and (f) 3,424 shares of common stock underlying currently exercisable options, of which options to purchase 2,977 shares are exercisable at $30.24 per share and options to purchase 447 shares are exercisable at $67.20 per share.  Does not include options to purchase 325,000 shares of common stock at an exercise price of $0.37 per share, which had not vested as of the date of this filing and do not vest within 60 days of this filing. Mr. Peterson has voting control over his unvested shares of common stock.

(6)
Representing: (a) 536,984 fully-vested shares of common stock; (b) 16,667 fully-vested shares of common stock held by each of Mr. Moore’s two minor children, which he is deemed to beneficially own; (c) 680,500 unvested shares of common stock held by Mr. Moore, which vest on various dates through July 1, 2017, provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates; (d) options to purchase 233,334 shares of common stock exercisable by Mr. Moore at an exercise price of $0.51 per share; (e) warrants exercisable for 1,906 shares of common stock at $2.34 per share held by Mr. Moore which expire on December 16, 2017; and (f) warrants exercisable for 953 shares of common stock at $5.25 per share held by Mr. Moore which expire on March 22, 2017.  Does not include options to purchase 270,000 shares of common stock at an exercise price of $0.37 per share, which had not vested as of the date of this filing and do not vest within 60 days of this filing.  Mr. Moore has voting control over his unvested shares of common stock.

(7)
Representing:  (i) 66,667 shares of common stock held by Ms. Smith (issued upon the January 27, 2013 automatic conversion of 66,667 shares of Series A preferred stock held by Ms. Smith); (ii) 13,334 shares of restricted stock held by Ms. Smith which vested in full on September 10, 2014; and (iii) 96,775 shares of restricted stock held by Ms. Smith which vest in full on September 10, 2015.

(8)
Representing:  (i) 13,334 shares of restricted stock held by Mr. Crikelair which vested in full on September 10, 2014; and (ii) 96,775 shares of restricted stock held by Mr. Crikelair which vest in full on September 10, 2015.

(9)
Address:  Room 5, 27/F, Richmond Comm. Bldg., 109 Argyle Street, Mongkok, Kowloon Hong Kong.  Beneficial ownership information has not been provided to the Company despite multiple requests and the Company is not aware of the beneficial owners of the shares held by Yao Hang Finance (Hong Kong) Limited.

(10)
Representing:  (i) 3,333,334 shares of common stock; (ii) warrants to purchase 333,334 shares of common stock with an exercise price of $3.75 per share which expire August 12, 2016; (iii) warrants to purchase 333,334 shares of common stock with an exercise price of $4.50 per share which expire August 12, 2016; and (iv) warrants to purchase 333,334 shares of common stock with an exercise price of $5.25 per share which expire August 12, 2016.

(11)
Address:  c/o Platinum Partners, 250 West 55th Street, 14th Floor, New York, New York 10019.  Includes beneficial holdings of Golden Globe Energy (US), LLC, a Delaware limited liability company (“GGE”), Platinum Partners Value Arbitrage Fund L.P., a Cayman Islands exempted limited partnership (“PPVA”), Platinum Management (NY) LLC, a Delaware limited liability company (“Platinum Management”), Platinum Partners Credit Opportunities Fund LLC, a Delaware limited liability company (“PPCO”), Platinum Credit Holdings LLC, a Delaware limited liability company (“Credit Holdings”), and Mark Nordlicht (collectively, the “GGE Parties”).  GGE is a wholly-owned subsidiary of PPVA. Platinum Management is the investment manager and general partner of PPVA. Credit Holdings is the managing member of PPCO. Mark Nordlicht is the Chief Investment Officer of each of Platinum Management and Credit Holdings. By virtue of these relationships, each of PPVA, Platinum Management and Mark Nordlicht may be deemed to beneficially own the shares owned directly and beneficially by GGE. By virtue of these relationships, each of Credit Holdings and Mark Nordlicht may be deemed to beneficially own the shares owned directly by PPCO.  The information set forth in this footnote 11 and footnotes 12 and 13 below is based solely on information filed with the Securities and Exchange Commission on Schedule 13D by the GGE Parties on March 6, 2015.  The GGE Parties reported in the Schedule 13D that GGE, PPVA and Platinum Management, share voting and dispositive power of 3,375,000 shares of common stock and 66,625 shares of Series A Preferred, and PPCO and Credit Holdings share voting and dispositive power over 34,445 shares of common stock, and Mr. Nordlicht shares voting power over 3,409,445 shares of common stock and 66,625 shares of Series A Preferred.

(12)
Representing:  (i) 3,375,000 shares of common stock held by Golden Globe Energy (US), LLC, and (ii) 34,445 shares of common stock held by Platinum Partners Credit Opportunities Fund LLC.  See footnote 12 above.

(13)
Representing 66,625 shares of Series A preferred stock held by Golden Globe Energy (US), LLC. See footnote 12 above. The Series A preferred stock are convertible subject to certain requirements and restrictions as described in greater detail above under “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” - “Preferred Stock”.

(14)
Address: c/o MIE Holdings Corporation, Suite 1501, Block C, Grand Palace, 5 Huizhong Road, Chaoyong District, Beijing, China 100101. To the best of our knowledge, the beneficial owners of MIE Holdings Corporation are Zhang Ruilin, its Executive Director, Chairman and Chief Executive Officer, and Zhao Jiangwei, its Executive Director, Vice Chairman and Senior Vice President.

(15)
Representing:  (i) 1,333,334 shares of common stock (issued upon the January 27, 2013 automatic conversion of 1,333,334 shares of Series A preferred stock held by MIE Holdings Corporation); (ii) warrants to purchase 166,667 shares of common stock with an exercise price of $3.75 per share which expire June 30, 2015; and (iii) warrants to purchase 166,667 shares of common stock with an exercise price of $4.50 per share which expire June 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Loans from Directors and Officers

On March 22, 2013, we closed a private placement of secured promissory notes (the “Bridge Notes”) for an aggregate principal amount of $4.0 million, together with warrants exercisable for a total of up to 76,198 shares of our common stock at an exercise price of $5.25 per share (the “Bridge Warrants,” and, together with the Bridge Notes, the “Bridge Securities”).  Frank C. Ingriselli, our Chief Executive Officer and member of our Board of Directors, participated in the Bridge Financing, purchasing Bridge Notes of $1 million and receiving Bridge Warrants exercisable for 19,048 shares of our common stock, and Clark R. Moore, our Executive Vice President and General Counsel, purchased Bridge Notes of $50,000 and received Bridge Warrants exercisable for 953 shares of our common stock, respectively.

On December 16, 2013, we amended all of the Bridge Notes in order to extend the maturity date to July 31, 2014, subordinate the Bridge Notes to certain future qualified senior indebtedness, repay all accrued interest and payment-in-kind cash due, repay either none or 50% of the outstanding principal amounts due under such Bridge Notes, as elected by the holders, increase the interest rate from 10% per annum to 12% per annum on all deferred principal, and provided for an additional 10% payment-in-kind cash (“PIK”) amount equal to 10% of the deferred principal due.  As additional consideration for the amendment of the Bridge Notes, we granted a new warrant (“New Warrant”) exercisable on a cashless basis at an exercise price of $2.34 per share for a number of shares of our common stock equal to (x) double (2x) the number of shares issuable under the Bridge Warrant originally issued to each holder who agreed to defer 50% of the outstanding principal of its Bridge Note, and (y) triple (3x) the number of shares issuable under the Bridge Warrant originally issued to each holder who agreed to defer 100% of the outstanding principal of its Bridge Note.  Frank C. Ingriselli, our Chief Executive Officer and member of our Board of Directors, agreed to defer $500,000 of the original $1.0 million principal amount outstanding under his Bridge Note, and we paid to him $74,000 in accrued interest and $100,000 in PIK amounts due, and repaid 50% of his outstanding principal amount of $500,000, and Mr. Ingriselli received a New Warrant exercisable for 38,096 shares of our common stock. Clark R. Moore, our Executive Vice President and General Counsel, agreed to defer $25,000 of the original $50,000 principal amount outstanding under his Bridge Note, and we paid to him $4,000 in accrued interest and $5,000 in PIK amounts due, and repaid 50% of his outstanding principal amount of $25,000, and Mr. Moore received a New Warrant exercisable for 1,906 shares of our common stock.

In February 2014, each of Mr. Ingriselli and Mr. Moore transferred their Bridge Notes to non-affiliates of the Company, and as such, such officers no longer hold any Bridge Notes or rights thereunder.

Agreements with Related Persons

MIE Holdings Corporation

MIE Holdings Corporation, which we refer to as MIE Holdings, an independent upstream onshore oil company operating in China and abroad, may be deemed to be an affiliate of our company due to its 80% interest held in Condor, a limited liability company  in which we held a 20% interest until we divested our full interest in Condor to MIE Holdings in February 2015, and because MIE Holdings previously held a 50% interest in White Hawk, which we acquired from MIE Holdings in December 2013 and then divested in full in February 2014.  MIE Holdings also currently holds 1,333,334 shares of our common stock, and warrants exercisable for an aggregate of 333,334 shares of our common stock.

MIE Holdings Promissory Note

On February 14, 2013, the Company, through its wholly-owned Nevada subsidiary, Pacific Energy Development Corp. (“PEDCO”), entered into a Secured Subordinated Promissory Note (the “MIEJ Note”) with MIEJ, with an effective date of November 1, 2012. Under the Note, PEDCO could draw down multiple advances up to a maximum of $5 million outstanding principal under that certain Amended and Restated Subordinated Promissory Note, date March 25, 2013, in the principal amount of $6,170,065, entered into be PEDCO and MIEJ (the "MIEJ Note"), with repaid amounts not being permitted to be re-borrowed. Amounts borrowed under the MIEJ Note could be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset. When drawn, principal borrowed under the MIEJ Note carried an interest rate of 10.0% per annum. Principal and accrued interest under the MIEJ Note were required to be paid within ten (10) business days of the earlier to occur of (i) December 31, 2013 or (ii) the closing of a debt or equity financing transaction with gross proceeds to the Company of at least $10 million. The MIEJ Note could be prepaid in full by the Company without penalty, and was secured by all of PEDCO’s ownership and working interest in the FFT2H well located in the Niobrara Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interest in each future well drilled and completed in the Niobrara Asset.

On March 25, 2013, we and MIEJ amended and restated the MIEJ Note, to increase from $5 million the maximum amount available for us to borrow thereunder to $6.5 million, and to permit amounts borrowed under the MIEJ Note to be used by us to fund fees and expenses allocable to us with respect to our operations in the Niobrara Asset, Niobrara Asset-related acquisition expenses, and repayment of $432,000 due to Condor as a refund of the performance deposit paid by MIEJ with respect to the Mississippian Asset acquisition and applied toward our purchase price of the Mississippian Asset. The MIEJ Note converted amounts previously advanced by MIEJ to us in the amount of $2.17 million to fund operations in the Niobrara Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to us under the MIEJ Note on February 14, 2013 and $2 million loaned by MIEJ to us under the MIEJ Note on March 25, 2013.

On July 9, 2013, we and MIEJ agreed to further amend the MIEJ Note to extend the maturity date from December 31, 2013 to August 31, 2014, and to remove the maturity trigger upon the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company.  The Amended and Restated Secured Subordinated Promissory Note (the “Amended Note”), dated July 9, 2013, amended and restated the MIEJ Note.  Under the Amended Note, PEDCO could draw down multiple advances up to a maximum of $6.5 million outstanding principal under the Note, with repaid amounts not being permitted to be re-borrowed.  Amounts borrowed under the Amended Note could be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the Niobrara Asset.  When drawn, principal borrowed under the Amended Note carried an interest rate of 10.0% per annum.  Principal and accrued interest under the Amended Note were due and payable within ten (10) business days of August 31, 2014.   The total principal amount outstanding under the note was $6.17 million as of December 31, 2014, and the Company owed $1,203,000 in accrued interest at December 31, 2014 under the Note.

On February 19, 2015 (the “MIEJ Closing Date”), the Company and PEDCO entered into a Settlement Agreement (the “MIEJ Settlement Agreement”) with MIEJ. Pursuant to the MIEJ Settlement Agreement, (i) MIEJ and PEDCO agreed to restructure the MIEJ Note through the entry into a new Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015 (the “New MIEJ Note”), (ii) PEDCO agreed to sell its (x) full 20% ownership in Condor (the “Condor Interests”) to MIEJ pursuant to a Membership Interest Purchase Agreement entered into by and between PEDCO and MIEJ (the “Condor Purchase Agreement”), and (y) interests in approximately 945 net acres and interests in three (3) wells located in PEDCO’s legacy non-core Niobrara acreage located in Weld County, Colorado, that were directly held by PEDCO (the “PEDCO Direct Interests”) to Condor pursuant to an Assignment entered into by and between PEDCO and Condor, effective January 1, 2015 (the “PEDCO Direct Interests Assignment”), which Condor Interests and PEDCO Direct Interests together produce an estimated current net daily production of approximately 26 barrels of oil equivalent per day net to PEDCO as of February 7, 2015, and the parties agreed had a combined value of $4.2 million, (iii) Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that was due from PEDCO with respect to the PEDCO Direct Interests, and (iv) certain other related matters occurred, which, in summary, had the net effect of reducing approximately $9.4 million in aggregate liabilities due from PEDCO to MIEJ and Condor to $4.925 million, which is the new principal amount of the New MIEJ Note. In addition, pursuant to the MIEJ Settlement Agreement, (a) in consideration for the PEDEVCO Senior Loan Investors releasing their security interest on the Condor Interests and PEDCO Direct Interests, MIEJ paid $500,000 to the PEDEVCO Senior Loan Investors as a principal reduction on the PEDEVCO Senior Loan, which directly benefits PEDEVCO, (b) PEDCO paid $100,000 as a principal reduction under the MIEJ-PEDCO Note, (c) each of MIEJ, Condor and the Company fully released each other, and their respective predecessors and successors in interest, parents, subsidiaries, affiliates and assigns, and their respective officers, directors, managers, members, agents, representatives, servants, employees and attorneys, from every claim, demand or cause of action arising on or before the MIEJ Closing Date, and (d) MIEJ confirmed that the MIEJ-PEDCO Note was paid in full and that PEDCO owes no amounts to MIEJ or Condor other than the principal amount due as reflected in the New MIEJ Note.

The New MIEJ Note is effective January 1, 2015, bears an interest rate of 10.0% per annum with no interest due until Maturity (defined below) or except as detailed below, is secured by all of the Company’s current and after-acquired assets, and is subordinated in every way to the PEDEVCO Senior Loan as well as to New Senior Lending (defined below); however, MIEJ has no control over the cash flow of the Company, nor is MIEJ’s consent required in connection with any disposition, sale, or use of any assets of the Company or any of its subsidiaries at any time in the future, provided that the requirements of the New MIEJ Note requiring the prepayment of interest, where applicable, as described below are followed. After the MIEJ Closing Date, the Company may enter into a loan, or a series of new loans or any other new non-equity investment or assumption of indebtedness (a “New Senior Lending”) which will be senior to the New MIEJ Note, without the prior consent of MIEJ, provided that, in addition to the approximately $35 million principal balance of the PEDEVCO Senior Loan, the New Senior Lending is subject to a cap of an additional $60 million in the aggregate, such that the total lending, debt or similar investment under such cap shall not exceed $95 million in the aggregate (the “Senior Debt Cap”), with any portion of New Senior Lending in excess of the Senior Debt Cap advanced first to MIEJ until the New MIEJ Note is paid in full. The New MIEJ Note shall automatically, and without further consent from MIEJ, be subordinated in every way to any such New Senior Lending. Should the Company enter into any new financing transaction that results in raising New Senior Lending of at least $20 million in excess of the balance of the PEDEVCO Senior Loan, then MIEJ has a right to be paid all interest and fees that have accrued on the New MIEJ Note each and every time that a new financing transaction reaches or exceeds the $20 million threshold. The New MIEJ Note is due and payable on March 8, 2017, subject to automatic extensions upon the occurrence of a Long Term Financing or PEDEVCO Senior Lending Restructuring (each as defined below) (the “Maturity”). After the MIEJ Closing Date, on a onetime basis, the PEDEVCO Senior Loan may be refinanced by a new loan (“Long-Term Financing”) by one or more third party replacement lenders (“Replacement Lenders”), and in such event the Company shall undertake commercially reasonable best efforts to cause the Replacement Lenders to simultaneously refinance both the PEDEVCO Senior Loan and the New MIEJ Note as part of such Long-Term Financing. Despite such efforts, should the Replacement Lenders be unable or unwilling to include the New MIEJ Note in such financing, then the Long-Term Financing may proceed without including the New MIEJ Note, and the New MIEJ Note shall remain in place and shall be automatically subordinated, without further consent of MIEJ, to such Long-Term Financing. Furthermore, upon the occurrence of a Long-Term Financing, the Maturity of the New MIEJ Note  s automatically extended, without further consent of MIEJ, to the same maturity date of the Long-Term Financing (the “Extended Maturity Date”), provided that the Extended Maturity Date may not exceed March 8, 2020. Additionally, upon the closing of such Long-Term Financing: (a) the Long-Term Financing is required to be subject to the Senior Debt Cap, (b) the Company is required to make commercially reasonable best efforts for the Long-Term Financing to include adequate reserves or other payment provisions whereby MIEJ is paid all interest and fees accrued on the New MIEJ Note commencing as of March 8, 2017 (and annually thereafter, until such time as the New MIEJ Note is paid in full), but in any event the Replacement Lenders are required to agree to allow for quarterly interest payments (starting March 31, 2017) of not less than 5% per annum on the outstanding balance of the New MIEJ Note, plus a one-time payment of accrued interest (not to exceed $500,000) as of March 31, 2017 (the “Subordinated Interest Payments”), and the remaining 5% interest shall continue to accrue, and (c) MIEJ has the Right of Conversion (defined below) commencing as of March 8, 2017, the original maturity date of the New MIEJ Note. If the PEDEVCO Senior Loan and/or New Senior Lending is not refinanced by Replacement Lenders, but is instead refinanced, restructured or extended by the existing PEDEVCO Senior Loan Investors (a “PEDEVCO Senior Lending Restructuring”), the maturity of both the New MIEJ Note and the PEDEVCO Senior Loan may be extended to no later than March 8, 2019, without requiring the consent of MIEJ, provided that (i) any such extension of the maturity date of the New MIEJ Note past March 8, 2017 shall give MIEJ the Right of Conversion (described below) commencing on March 8, 2017, and (ii) such extension agreement shall include payment provisions whereby MIEJ shall be paid all interest and fees accrued on the New MIEJ Note as of March 8, 2018. The New MIEJ Note may be prepaid any time without penalty, and should the Company repay the New MIEJ Note on or before December 31, 2015, 20% of the principal of the New MIEJ Note amount is required to be forgiven by MIEJ, and should the Company repay the New MIEJ Note on or before December 31, 2016, 15% of the principal of the New MIEJ Note amount is required to be forgiven by MIEJ.

The New MIEJ Note has a conversion feature that provides, in the event that the final maturity of the New MIEJ Note is extended beyond March 8, 2017 for whatever reason, MIEJ has the right, at its discretion, to have the outstanding balance of the New MIEJ Note plus any accrued and unpaid interest thereon converted in whole or in part into common stock of the Company at a price (the “Conversion Price”) equal to 80% of the average closing price per share of common stock over the then previous 60 days from the date MIEJ exercises its conversion right (subject to adjustment for stock splits, recapitalizations and the like)(such event, a “Right of Conversion”); provided, however, that in no event shall the Conversion Price be less than $0.30 per share of common stock (the “Floor Price”). Additionally, the New MIEJ Note contains a provision preventing the conversion of the MIEJ Note to the extent that such conversion would result in more than 19.9% of the Company’s outstanding common stock or voting stock being issued in aggregate upon the conversion of such note, or otherwise require shareholder approval under the NYSE MKT rules. Notwithstanding that, the Company agreed to include a proposal in its proxy statement for its 2016 annual meeting of its shareholders (the “2016 Annual Meeting”) for the approval of the issuance of the maximum number of shares of common stock issuable in connection with conversion of the New MIEJ Note, assuming conversion at the Floor Price (the “Maximum Conversion Shares”). In the event that a vote in favor of the issuance by the Company of the Maximum Conversion Shares fails at the 2016 Annual Meeting, the Company shall thereafter take all commercially reasonable action to procure such approval no later than the 2017 annual meeting of its shareholders. The Company shall also take all reasonable actions as may be necessary to procure any associated approvals from the NYSE MKT for the issuance of the shares.

Sale of Condor to MIE Holdings

Pursuant to the Condor Purchase Agreement and PEDCO Direct Interests Assignment, as described above, the Condor Interests and the PEDCO Direct Interests were conveyed to MIEJ and Condor, respectively, effective as of January 1, 2015, and contain customary adjustments for allocation of income, revenue, cost and expense attributable to the properties as of the MIEJ Closing Date. In addition, under the Condor Purchase Agreement, effective January 1, 2015, PEDCO ceased to be a member of Condor, Mr. Frank C. Ingriselli was removed as a manager and officer of Condor, and all other employees of PEDCO who were officers of Condor were removed as officers and employees of Condor. PEDCO further agreed to provide assistance in the orderly transfer of the operational management, finance and accounting matters involving Condor to MIEJ, and upon the request of MIEJ, PEDCO agreed for a period of up to six (6) months (terminable upon fifteen (15) days’ prior written notice from MIEJ to PEDCO), PEDCO shall continue to assist with Condor’s accounting and audits and perform joint interest billing accounting on behalf of Condor for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month thereafter, pro-rated for partial months.

Condor Promissory Note

On July 9, 2013, Condor, the Company’s 20% owned subsidiary, and MIEJ agreed to amend the Promissory Note (the “Original Condor-MIEJ Note”) previously entered into on February 14, 2013 by Condor and MIEJ, to increase the amount available for borrowing from $14 million to $25 million for the purposes of funding drilling and development of Condor’s assets.  The Amended and Restated Promissory Note, executed July 9, 2013 by Condor and effective June 28, 2013 (the “Amended Condor-MIEJ Note”), amended and restated the Original Condor-MIEJ Note.  Under the Amended Condor-MIEJ Note, Condor could draw down multiple advances up to a maximum of $25 million outstanding principal under the Amended Condor-MIEJ Note (previously $14 million), with repaid amounts not being permitted to be re-borrowed.  When drawn, principal borrowed under the Amended Condor-MIEJ Note carried an interest rate per annum equal to the one (1) month LIBOR rate, plus four percent (4%).  Principal and accrued interest due under the Amended Condor-MIEJ Note were due and payable on the date that was 36 months from the date each advance is made under the Amended Condor-MIEJ Note.  The note may be prepaid in full by Condor without penalty. The total principal amount outstanding as of December 31, 2014 under the Amended Condor-MIEJ Note was $26,473,000.

On November 26, 2012, we entered into an agreement with MIEJ providing for the allocation of 50% of the purchase price, payment of the aggregate $865,000 performance deposit due, ownership interest, development and operational expenses with respect to the Mississippian Asset to each of our company and MIEJ, provided that if MIEJ elected to not participate in the acquisition of the Mississippian asset, that we would refund MIEJ’s $432,000 paid as its 50% portion of the performance deposit paid and allow MIEJ to exit the transaction. In February 2013, MIEJ elected not to participate in the Mississippian asset acquisition transaction, the seller and the Company agreed to restructure the Mississippian asset acquisition transaction to provide for the Company to be the sole buyer and apply the performance deposit previously paid toward the purchase price due from the Company in the restructured transaction.  In March 2014, the Company fully satisfied its obligation to refund to MIEJ the amount of $432,000.

As a result of the MIEJ Settlement Agreement and Condor Purchase Agreement, the Company has no further interests in Condor or any obligations to Condor or MIE Holdings except as set forth in the New MIEJ Note, the MIEJ Settlement Agreement, and the Condor Purchase Agreement, as described in more detail above.

White Hawk Acquisition

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

Yao Hang Finance (Hong Kong) Limited

Yao Hang Finance (Hong Kong) Limited, which we refer to as Yao Hang, may be deemed to be an affiliate of our company due to its beneficial ownership of 3,333,334 shares of our common stock, and warrants exercisable for an aggregate of 1,000,002 shares of our common stock.  On August 12, 2013, we sold (a) 6,666,667 shares of common stock at a price of $3.00 per share (the “Purchased Shares”), which included rights to the following warrants (b) three-year warrants exercisable on a cash basis only for (i) an aggregate of 666,667 shares of common stock at $3.75 per share, (ii) an aggregate of 666,667 shares of common stock at $4.50 per share, and (iii) an aggregate of 666,667 shares of common stock at $5.25 per share (collectively (i), (ii) and (iii), the “Purchased Warrants”), to Yao Hang in consideration for $20 million.

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

Golden Globe Energy (US), LLC

Effective February 23, 2015, Golden Globe Energy (US), LLC, which we refer to as GGE, may be deemed to be an affiliate of our company due to its beneficial ownership of 3,375,000 shares of our common stock and 66,625 shares of our Series A Convertible Preferred Stock.

On March 7, 2014, in connection with the Continental Acquisition, we entered into a $50 million 3-year term debt facility (the “Senior Notes”) with various investors including RJ Credit LLC, a subsidiary of a New York-based investment management group with more than $1.3 billion in assets under management specializing in resource investments.  As part of the transaction, GGE (formerly Golden Globe Energy Corp.) (an affiliate of RJ Credit LLC) acquired an equal 13,995 net acre position in the assets we acquired from Continental (the “GGE Assets”), thereby making GGE an equal working interest partner with us in the development of these newly acquired assets, and allowing us to undertake a more aggressive drilling and development program.   On February 23, 2015, we completed the acquisition of the GGE Assets from GGE pursuant to the D-J Basin Acquisition, thereby reunifying the assets we originally acquired in the Continental Acquisition, and we assumed approximately $8.35 million of junior subordinated debt from GGE that GGE incurred to develop the GGE Assets subsequent to GGE’s acquisition of them from us in March 2014 and owed to RJ Credit LLC, all as described in greater detail above in “Recent Developments – D-J Basin Asset Acquisition.” GGE also currently has the right to appoint two (2) designees to fill the two (2) current vacant seats on our five (5) person Board of Directors, one of which must be an independent director as defined by applicable rules, provided that no designees have been appointed by GGE to date.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services performed by GBH CPAs, PC for the audit of our annual financial statements for the fiscal years ended December 31, 2014 and 2013 (in thousands).

	2014	2013
GBH CPAs, PC:
Audit Fees(1)	$272	$191
Audit-Related Fees(2)	31	101
Tax Fees(3)	63	-
All Other Fees(4)	3	212
Total	$369	$504

(1)
Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2014 and 2013 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

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

Pre-Approval Policies

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit, provided to us by GBH CPAs, PC for 2014 and 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)      Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

		Incorporated By Reference
Exhibit No.	Description	Filed With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number

1.1	Underwriting Agreement, dated March 4, 2014, by and among the Company and Roth Capital Partners, LLC as representative of the several underwriters set forth in such agreement		8-K	1.1	3/6/2014	001-35922
2.1	Agreement and Plan of Reorganization, dated January 13, 2012, by and among Blast Services, Inc., Blast Acquisition Corp., and Pacific Energy Development Corp.		8-K	2.1	1/20/2012	000-53725
2.2	First Amendment to the Agreement and Plan of Merger, dated May 29, 2012, by and among Blast Services, Inc., Blast Acquisition Corp., and Pacific Energy Development Corp.		8-K	2.2	5/31/2012	000-53725
2.3	Agreement and Plan of Merger of Pacific Energy Development MSL LLC and PEDCO MSL Merger Sub LLC (March 7, 2014)		8-K	2.1	3/10/2014	001-35922
2.4	Purchase and Sale Agreement, dated January 21, 2014, by and between Continental Resources, Inc. and Red Hawk Petroleum, LLC		8-K	2.1	1/22/2014	001-35922
2.5	Purchase and Sale Agreement, dated February 19, 2014, by and between White Hawk Petroleum, LLC and Millennial PDP Fund IV, LP		8-K	2.1	2/20/2014	001-35922
2.6	Purchase and Sale Agreement, dated February 23, 2015, by and between Golden Globe Energy (US), LLC and Red Hawk Petroleum, LLC		8-K	2.1	2/24/2014	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	8/2/2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	4/23/2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	2/24/2015	001-35922

3.4	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)		8-K	3.3	3/6/2008	333-64122
3.5	Amendment to the Bylaws (December 3, 2012)		8-K	3.1	12/6/2012	000-53725
3.6	Articles of Merger (Nevada) by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.3	8/2/2012	000-53725
3.7	Articles of Merger (Nevada) of Pacific Energy Development MSL LLC and PEDCO MSL Merger Sub LLC (March 7, 2014)		8-K	3.1	3/10/2014	001-35922
4.1	Form of Common Stock Certificate for PEDEVCO CORP.		S-3	4.1	10/23/2013	333-191869
4.2	Form of PEDEVCO Corp. Series A Preferred Stock Certificate	X
4.3	Form of PEDEVCO Corp. Warrant Agreement (March 7, 2014) - Casimir Capital LP (1,000,000 shares at $2.50 per share)		8-K	10.18	3/10/2014	001-35922
4.4	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Michael L. Peterson and the Registrant		S-8	4.9	10/31/2013	333-192002
4.5	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Y.M. Shum and the Registrant		S-8	4.11	10/31/2013	333-192002
4.6	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Kathleen Cole and the Registrant		S-8	4.12	10/31/2013	333-192002
4.7	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Frank C. Ingriselli and the Registrant		S-8	4.13	10/31/2013	333-192002
4.8	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Clark R. Moore and the Registrant		S-8	4.14	10/31/2013	333-192002
10.1	2003 Stock Option Plan		10-QSB/A	10.12	11/20/2003	333-64122
10.2	Blast Energy Services, Inc. 2009 Stock Incentive Plan		10-Q	4.1	8/14/2009	000-53725
10.3	PEDEVCO Corp. 2012 Equity Incentive Plan		8-K	4.1	8/2/2012	000-53725
10.4	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement		S-8	4.2	10/31/2013	333-192002
10.5	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement		S-8	4.3	10/31/2013	333-192002
10.6	Pacific Energy Development Corp. 2012 Equity Incentive Plan		S-8	4.4	10/31/2013	333-192002
10.7	PEDEVCO Corp. Amended and Restated 2012 Equity Incentive Plan		S-8	4.1	12/19/2014	333-201098
10.8	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement		S-8	4.5	10/31/2013	333-192002
10.9	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement		S-8	4.6	10/31/2013	333-192002
10.10	Pacific Energy Development Corp. - Form of Restricted Shares Grant Agreement		S-8	4.7	10/31/2013	333-192002
10.11	Pacific Energy Development Corp. - Form of Stock Option Agreement		S-8	4.8	10/31/2013	333-192002
10.12	PEDEVCO Corp. - Form of Indemnification Agreement		10-K	10.11	3/31/2014	001-35922
10.13	Secured Promissory Note of Pacific Energy Development Company LLC, dated February 14, 2011, issued by Frank C. Ingriselli		10-K	10.17	3/31/2014	001-35922
10.14	Agreement on Joint Cooperation, dated April 27, 2011, by Pacific Energy Development Company LLC and South Texas Reservoir Alliance LLC		10-K	10.18	3/31/2014	001-35922
10.15	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Frank C. Ingriselli		10-K	10.19	3/31/2014	001-35922
10.16	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore		10-K	10.20	3/31/2014	001-35922
10.17	Purchase and Sale Agreement, dated August 23, 2011, by Pacific Energy Development Corp, Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd. and Crain Energy, Ltd.		10-K	10.22	3/31/2014	001-35922
10.18	Amendatory Letter Agreement No. 1 to Purchase and Sale Agreement, dated September 30, 2011, by and among Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd. and Crain Energy, Ltd., and Pacific Energy Development Corp.		10-K	10.23	3/31/2014	001-35922

10.19	Amendatory Letter Agreement No. 2 to Purchase and Sale Agreement, dated October 27, 2011, by and among Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., Crain Energy, Ltd., and Pacific Energy Development Corp.	10-K	10.24	3/31/2014	001-35922
10.20	Amendatory Letter Agreement No. 3 to Purchase and Sale Agreement, dated October 31, 2011, by and among Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., Crain Energy, Ltd., and Pacific Energy Development Corp.	10-K	10.25	3/31/2014	001-35922
10.21	Consulting Agreement, dated September 19, 2011, by Pacific Energy Development Corp and South Texas Reservoir Alliance LLC	10-K	10.26	3/31/2014	001-35922
10.22	Operating Agreement, dated October 31, 2011, by and between Condor Energy Technology LLC as Operator and the parties named therein	10-K	10.27	3/31/2014	001-35922
10.23	Condor Energy Technology LLC Operating Agreement, dated October 31, 2011, by MIE Jurassic Energy Corporation and Pacific Energy Development Corp	10-K	10.29	3/31/2014	001-35922
10.24	Consulting Agreement, dated November 26, 2011, by and between Condor Energy Technology LLC and South Texas Reservoir Alliance LLC	10-K	10.30	3/31/2014	001-35922
10.25	Stock Purchase Agreement, dated December 16, 2011, by Pacific Energy Development Corp, the Shareholders of Excellong E&P-2, Inc., and Excellong, Inc.	10-K	10.31	3/31/2014	001-35922
10.26	Executive Employment Agreement, dated January 6, 2012, by Pacific Energy Development Corp and Jamie Tseng	10-K	10.32	3/31/2014	001-35922
10.27	Promissory Note, dated March 7, 2012, by Condor Energy Technology LLC in favor of MIE Jurassic Energy Corporation	10-K	10.37	3/31/2014	001-35922
10.28	Form of Common Stock Warrant dated May 24, 2012, issued to MIE Jurassic Energy Corporation, May 24, 2012	10-K	10.38	3/31/2014	001-35922
10.29	White Hawk Petroleum, LLC Amended and Restated Operating Agreement, dated May 23, 2012, by MIE Jurassic Energy Corporation and Pacific Energy Development Corp.	10-K	10.39	3/31/2014	001-35922
10.30	White Hawk Petroleum, LLC Membership Unit Purchase Agreement, dated May 23, 2012, by MIE Jurassic Energy Corporation, Pacific Energy Development and White Hawk Petroleum, LLC	10-K	10.40	3/31/2014	001-35922
10.31	Consulting Services Agreement, effective June 1, 2012, by and between South Texas Reservoir Alliance and Condor Energy Technology LLC	10-K	10.41	3/31/2014	001-35922
10.32	Gas Purchase Contract, effective as of June 1, 2012, between Condor Energy Technology, LLC and DCP Midstream, LP	10-K	10.42	3/31/2014	001-35922
10.33	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.43	3/31/2014	001-35922
10.34	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.44	3/31/2014	001-35922
10.35	Executive Employment Agreement, dated June 16, 2012, by Pacific Energy Development Corp. and Michael Peterson	10-K	10.45	3/31/2014	001-35922
10.36	Promissory Note, dated September 24, 2012, by Condor Energy Technology LLC in favor of Pacific Energy Development Corp.	10-K	10.52	3/31/2014	001-35922
10.37	Pacific Energy Technology Service, LLC Operating Agreement, dated October 4, 2012, by and between Pacific Energy Development Corp. and South Texas Reservoir Alliance LLC (23)	10-K	10.53	3/31/2014	001-35922
10.38	Closing Payment Extension Amendatory Letter Agreement, dated November 20, 2012, by and among PEDEVCO Corp, Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd.	10-K	10.54	3/31/2014	001-35922

10.39	Term Assignment Evaluation Agreement, dated November 26, 2012, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation.	10-K	10.55	3/31/2014	001-35922
10.40	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Michael L. Peterson	10-K	10.56	3/31/2014	001-35922
10.41	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Frank C. Ingriselli	10-K	10.57	3/31/2014	001-35922
10.42	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore	10-K	10.58	3/31/2014	001-35922
10.43	Agreement for Purchase of Term Assignment, dated February 22, 2013, by Berexco LLC and Pacific Energy Development MSL LLC	10-K	10.59	3/31/2014	001-35922
10.44	Form of Bridge Financing Note and Warrant Purchase Agreement	10-K	10.61	3/31/2014	001-35922
10.45	Form of Bridge Financing Secured Promissory Note	10-K	10.62	3/31/2014	001-35922
10.46	Form of Bridge Financing Warrant	10-K	10.63	3/31/2014	001-35922
10.47	Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	10-K	10.64	3/31/2014	001-35922
10.48	Letter Agreement, dated March 25, 2013, by and between PEDEVCO Corp. and South Texas Reservoir Alliance LLC	10-K	10.65	3/31/2014	001-35922
10.49	Letter Agreement, dated May 15, 2013, by and between PEDEVCO Corp. and South Texas Reservoir Alliance LLC	10-Q	10.11	5/20/2013	001-35922
10.50	First Amendment to Amended and Restated Secured Subordinated Promissory Note, dated July 9, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	8-K	10.1	7/15/2013	001-35922
10.51	Amended and Restated Promissory Note, dated July 9, 2013, by Condor Energy Technology LLC in favor of MIE Jurassic Energy Corporation	8-K	10.2	7/15/2013	001-35922
10.52	Form of Common Stock and Warrant Subscription Agreement (August 12, 2013 - Private Placement Offering)	8-K	10.1	8/13/2013	001-35922
10.53	Form of First Amendment to Common Stock and Warrant Subscription Agreement (August 12, 2013 - Private Placement Offering)	8-K	10.2	8/13/2013	001-35922
10.54	Form of Promissory Note (August 12, 2013 - Private Placement Offering)	8-K	10.3	8/13/2013	001-35922
10.55	Shares Subscription Agreement, dated September 11, 2013, by and among The Sixth Energy Limited, Asia Sixth Energy Resources Limited, and Pacific Energy Development Corp.	8-K	10.1	9/16/2013	001-35922
10.56	Form of Amendment to Secured Promissory Note (December 2013)	8-K	10.1	12/18/2013	001-35922
10.57	Form of Warrant for the Purchase of Common Stock (December 2013 New Warrants)	8-K	10.2	12/18/2013	001-35922
10.58	Purchase and Sale Agreement, dated December 20, 2013, by and between White Hawk Petroleum, LLC and Millennial PDP Fund IV, LP	8-K	10.1	12/24/2013	001-35922
10.59	Member Withdrawal Agreement, dated December 20, 2013, by and among White Hawk Petroleum, LLC, MIE Jurassic Energy Corporation, and Pacific Energy Development Corp.	8-K	10.2	12/24/2013	001-35922
10.60	Amendatory Letter Agreement No. 1 dated February 25, 2014, between Red Hawk Petroleum, LLC and Continental Resources, Inc.	8-K	10.1	2/28/2014	001-35922
10.61	Note Purchase Agreement, dated as of March 7, 2014, by and between the Company; BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC, as investors, and BAM Administrative Services LLC, as agent for the investors	8-K	10.1	3/10/2014	001-35922
10.62	Senior Secured Promissory Note (BRe BCLIC Primary) ($11,800,000)(March 7, 2014)	8-K	10.2	3/10/2014	001-35922
10.63	Senior Secured Promissory Note (BRe BCLIC Sub) ($423,530)(March 7, 2014)	8-K	10.3	3/10/2014	001-35922
10.64	Senior Secured Promissory Note (BRe WNIC 2013 LTC Primary) ($17,522,941)(March 7, 2014)	8-K	10.4	3/10/2014	001-35922
10.65	Senior Secured Promissory Note (BRe WNIC 2013 LTC Sub) ($803,529)(March 7, 2014)	8-K	10.5	3/10/2014	001-35922
10.66	Senior Secured Promissory Note (RJ Credit LLC) ($19,450,000)(March 7, 2014)#	8-K	10.6	3/10/2014	001-35922
10.67	Guaranty dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as agent	8-K	10.7	3/10/2014	001-35922

10.68	Security Agreement dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as secured party	8-K	10.8	3/10/2014	001-35922
10.69	Patent Security Agreement dated March 7, 2014, by the Company in favor of BAM Administrative Services LLC, as secured party	8-K	10.9	3/10/2014	001-35922
10.70	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production (Matagorda County, Texas) (March 7, 2014)	8-K	10.10	3/10/2014	001-35922
10.71	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Pacific Energy Development Corp. (March 7, 2014	8-K	10.11	3/10/2014	001-35922
10.72	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.12	3/10/2014	001-35922
10.73	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Pacific Energy Development Corp. (March 7, 2014)	8-K	10.13	3/10/2014	001-35922
10.74	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.14	3/10/2014	001-35922
10.75	Purchase and Sale Agreement, dated March 7, 2014, by and between Red Hawk Petroleum, LLC and RJ Resources Corp.	8-K	10.15	3/10/2014	001-35922
10.76	Asia Sixth Purchase Agreement, dated March 7, 2014, by and between Pacific Energy Development Corp. and RJ Resources Corp.	8-K	10.16	3/10/2014	001-35922
10.77	Membership Interest Purchase Agreement, dated March 7, 2014, by and between Pacific Energy Development Corp. and RJ Resources Corp.	8-K	10.17	3/10/2014	001-35922
10.78	Warrant for the Purchase of 1,000,000 shares of Common Stock granted to Casimir Capital, LP (March 7, 2014)	8-K	10.18	3/10/2014	001-35922
10.79	Form of Second Amendment to Secured Promissory Note (March 7, 2014)	8-K	10.19	3/10/2014	001-35922
10.80	Form of Subordination and Intercreditor Agreement with Secured Promissory Note Holders (March 7, 2014)	8-K	10.20	3/10/2014	001-35922
10.81	Letter Amending Cash Compensation Payable to South Texas Reservoir Alliance LLC (March 7, 2014)	8-K	10.22	3/10/2014	001-35922
10.82	Amendatory Letter Agreement No. 2 to Purchase and Sale Agreement, dated January 21, 2014, between Continental Resources, Inc. and Red Hawk Petroleum, LLC	8-K	10.22	3/10/2014	001-35922
10.83	Form of June 30, 2014 MIE Jurassic Energy Corporation Warrants	8-K	10.1	7/3/2014	001-35922
10.84	Agreement for the Purchase of Shares of Aral Petroleum Capital LLP and Shares and Debt of Groenzee B.V., dated August 1, 2014, by and among Caspian Energy Inc., Caspian Energy Limited, Asia Sixth Energy Resources Limited, Groenzee B.V., Pacific Energy Development Corp., Giant Dragon Enterprises Limited, ACAP Limited, and RJ Credit, LLC.	8-K	10.2	8/5/2014	001-35922
10.85	Promissory Note, dated August 1, 2014, issued by Asia Sixth Energy Resources Limited to Pacific Energy Development Corp.	8-K	10.3	8/5/2014	001-35922

10.86	Termination Agreement of the Shares Subscription Agreement Dated 11 September 2013, dated August 1, 2014, by and among The Sixth Energy Limited, Asia Sixth Energy Resources Limited, and Pacific Energy Development Corp.	8-K	10.1	8/5/2014	001-35922
10.87	Post-Closing Letter Agreement, dated October 9, 2014, by and between Red Hawk Petroleum, LLC and Continental Resources, Inc.	8-K	10.1	10/14/2014	001-35922
10.88	First Amendment to Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Red Hawk Petroleum, LLC (October 9, 2014)	8-K	10.2	10/14/2014	001-35922
10.89	Placement Agent Agreement (November 26, 2014), by and between National Securities Corporation and PEDEVCO Corp.	S-3	10.1	12/19/2014	333-201099
10.90	Form of Common Stock and Warrant Subscription Agreement (November 28, 2014)	S-3	10.2	12/19/2014	333-201099
10.91	Form of Warrant For the Purchase of Common Stock (November 28, 2014)	S-3	10.3	12/19/2014	333-201099
10.92	Note and Security Agreement, dated April 10, 2014, by and between Golden Globe Energy (US), LLC (formerly RJ Resources Corp.), and RJ Credit LLC	8-K	10.1	2/24/2015	001-35922
10.93	Amendment to Note and Security Agreement, dated February 23, 2015, by and between PEDEVCO Corp. and RJ Credit LLC	8-K	10.2	2/24/2015	001-35922
10.94	Assumption and Consent Agreement, dated February 23, 2015, by and among RJ Credit LLC, Golden Globe Energy (US), LLC (formerly RJ Resources Corp.), and PEDEVCO Corp.	8-K	10.3	2/24/2015	001-35922
10.95	Call Option Agreement, dated February 23, 2015, by and between PEDEVCO Corp., Pacific Energy Development Corp. and Golden Globe Energy (US), LLC	8-K	10.4	2/24/2015	001-35922
10.96	Heads of Agreement, dated February 23, 2015, by and among PEDEVCO Corp., Dome Energy AB, and Dome Energy, Inc.	8-K	10.5	2/24/2015	001-35922
10.97	Settlement Agreement, dated February 19, 2015, by and among MIE Jurassic Energy Corporation, PEDEVCO Corp., and Pacific Energy Development Corp.	8-K	10.5	2/24/2015	001-35922
10.98	Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015, and effective January 1, 2015, issued by PEDEVCO Corp. to MIE Jurassic Energy Corporation	8-K	10.6	2/24/2015	001-35922
10.99	Membership Interest Purchase Agreement, dated February 19, 2015, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	8-K	10.7	2/24/2015	001-35922
10.100	Assignment, Conveyance and Bill of Sale, dated February 19, 2015, by and between Pacific Energy Development Corp. and Condor Energy Technology LLC	8-K	10.8	2/24/2015	001-35922

14.1	Code of Ethics and Business Conduct		8-K/A	10.9	2/24/2015	001-35922
21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of GBH CPAs, PC	X
23.2	Consent of South Texas Reservoir Alliance LLC	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	**
99.1	Reserves Report of South Texas Reservoir Alliance LLC for reserves of PEDEVCO Corp. (Direct Interests Only) at December 31, 2014	X
99.2	Reserves Report of South Texas Reservoir Alliance LLC for reserves of Condor Energy Technology LLC at December 31, 2014	X
99.3	Reserves Report of South Texas Reservoir Alliance LLC for reserves of RedHawk Petroleum, LLC (Pro Forma D-J Basin Asset) at January 1, 2015	X
99.4	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	9/5/2013	001-35922
99.5	Charter of the Compensation Committee		8-K	99.1	9/5/2013	001-35922
99.6	Charter of the Audit Committee		8-K	99.1	9/5/2013	001-35922
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
**Furnished herein.
#Although the RJ Credit LLC note has a total face value of $19,450,000, the Company is not obligated to pay any amount more than is borrowed over the $3,950,000 initially funded by RJ Credit LLC and $1,967,000 funded in September 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

March 31, 2015	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
Chief Executive Officer
(Principal Executive Officer)

March 31, 2015	By:	/s/ Michael L. Peterson
Michael L. Peterson
President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank C. Ingriselli	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2015
Frank C. Ingriselli

/s/ Michael L. Peterson	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
Michael L. Peterson

/s/ Elizabeth P. Smith	Director	March 31, 2015
Elizabeth P. Smith

/s/ David C. Crikelair	Director	March 31, 2015
David C. Crikelair

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PEDEVCO Corp.
Danville, California

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of PEDEVCO Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PEDEVCO Corp. as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$6,675	$6,613
Accounts receivable - oil and gas	581	111
Accounts receivable - oil and gas - related party	21	47
Accounts receivable - related party	58	79
Deferred financing costs	2,208	50
Prepaid expenses and other current assets	81	74
Total current assets	9,624	6,974

Oil and gas properties:
Oil and gas properties, subject to amortization, net	19,850	2,173
Oil and gas properties, not subject to amortization, net	2,205	6,630
Total oil and gas properties, net	22,055	8,803

Deferred financing costs	3,609	-
Note receivable	5,000	-
Notes receivable – related party	1,363	-
Other assets	85	-
Deposit for business acquisitions	-	10,020
Investments - cost method	4	4
Total assets	$41,740	$25,801

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$6,766	$173
Accounts payable - related party	1,884	2,347
Accrued expenses	1,551	1,502
Accrued expenses - related parties	1,353	1,057
Revenue payable	747	-
Advances from joint interest owners	657	-
Notes payable - Bridge Notes, net of discounts of $0 and $94,000, respectively	-	2,633
Convertible notes payable - Bridge Notes, net of premiums of $132,000 and $0, respectively	687	-
Notes payable - Secured Promissory Notes, net of discounts of $4,652,000 and $0, respectively	526	-
Notes payable - related parties, net of discounts of $0 and $317,000, respectively	6,170	7,126
Total current liabilities	20,341	14,838

Long-term liabilities:
Notes payable - Secured Promissory Notes, net of discounts of $7,674,000 and $0, respectively	22,733	-
Asset retirement obligations	89	76
Total liabilities	43,163	14,914

Commitments and contingencies

Redeemable Series A convertible preferred stock: -0- shares issued and outstanding at December 31, 2014 and 2013	-	-

Shareholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 33,117,516 and 26,121,062 shares issued and outstanding at December 31, 2014 and 2013, respectively	33	26
Additional paid-in-capital	59,395	51,783
Stock subscriptions receivable	-	(10,000)
Accumulated deficit	(60,796)	(30,922)
Noncontrolling interests	(55)	-
Total shareholders' equity (deficit)	(1,423)	10,887

Total liabilities and shareholders' equity (deficit)	$41,740	$25,801

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014 and 2013
 (amounts in thousands, except share amounts)

	For the Year Ended December 31,
	2014	2013

Revenue:
Oil and gas sales	$4,812	$744

Operating expenses:
Lease operating costs	1,674	648
Exploration expense	1,306	-
Selling, general and administrative expense	8,712	7,150
Impairment of oil and gas properties	5,416	3,303
Depreciation, depletion, amortization and accretion	954	437
Loss on settlement of payables	39	8
Total operating expenses	18,101	11,546

Loss on sale of oil and gas properties	(5,366)	-
Loss on sale of equity investment	(1,028)	-
Loss on sale of deposit for business acquisition	(1,945)	-
Loss on oil and gas property acquisition deposit	-	(200)
Loss from equity method investments	(544)	(5,778)
Operating loss	(22,172)	(16,780)

Other income (expense):
Interest expense	(9,859)	(1,591)
Interest income	281	197
Loss on debt extinguishment	(823)	-
Gain on change in fair value of derivative	-	14
Other income	-	15
Total other expense	(10,401)	(1,365)

Net loss	(32,573)	(18,145)
Less: net loss attributable to noncontrolling interests	(2,699)	-
Net loss attributable to PEDEVCO common shareholders	$(29,874)	$(18,145)

Net loss per common share:
Basic and diluted	$(1.06)	$(1.07)

Weighted average number of common shares outstanding:
Basic and diluted	28,244,096	16,996,470

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2014 and 2013
  (amounts in thousands, except share data)

	Series A Convertible
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Noncontrolling Interests	Totals
Balances at December 31, 2012 (Restated)	6,234,846	$6	7,183,501	$7	$18,167	$(276)	$(12,777)	$-	$5,127

Conversion of redeemable preferred stock to preferred stock - Esenjay	555,556	1	-	-	1,249	-	-	-	1,250

Cashless exercise of warrants - preferred stock	47,059	-	-	-	-	-	-	-	-

Conversion of preferred stock to common stock	(6,837,461)	(7)	6,837,461	7	-	-	-	-	-

Issuance of common stock for cash	-	-	3,250,000	3	6,280	-	-	-	6,283

Issuance of common stock in private placement for cash	-	-	7,333,334	7	21,993	(10,000)	-	-	12,000

Issuance of common stock for compensation	-	-	1,522,418	2	(2)	-	-	-	-

Issuance of common stock for services	-	-	13,334	-	80	-	-	-	80

Issuance of common stock for oil and gas properties	-	-	27,804	-	116	(116)	-	-	-

Issuance of common stock to STXRA for payables settlement	-	-	33,815	-	110	-	-	-	110

Rescission of exercise of common stock options	-	-	(120,710)	-	-	-	-	-	-

Exercise of warrants for cash	-	-	4,900	-	11	-	-	-	11

Fractional share issuance for reverse common stock split	-	-	289	-	-	-	-	-	-

Warrants issued with bridge notes	-	-	-	-	275	-	-	-	275

Warrants issued for extension of bridge notes	-	-	-	-	181	-	-	-	181

Cashless exercise of options	-	-	34,916	-	-	-	-	-	-

Stock subscription received from Condor	-	-	-	-	-	392	-	-	392

Forfeiture of MIE's capital account in White Hawk	-	-	-	-	124	-	-	-	124

Stock compensation	-	-	-	-	3,199	-	-	-	3,199

Net loss	-	-	-	-	-	-	(18,145)	-	(18,145)

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) - (Continued)
For the Years Ended December 31, 2014 and 2013
(amounts in thousands, except share data)

	Series A Convertible
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Noncontrolling Interests	Totals
Balances at December 31, 2013	-	$-	26,121,062	$26	$51,783	$(10,000)	$(30,922)	$-	$10,887

Issuance of common stock for cash	-	-	6,762,234	7	8,356	-	-	-	8,363

Issuance of common stock for settlement of liabilities	-	-	208,676	-	570	-	-	-	570

Stock-based compensation expense	-	-	139,500	-	4,306	-	-	-	4,306

Issuance of common stock to Bridge Note holders for debt conversion	-	-	1,452,595	1	2,240	-	-	-	2,241

Recission of common stock issued in private placement	-	-	(3,333,333)	(3)	(9,997)	10,000	-	-	-

Exercise of options for cash	-	-	20,000	-	5	-	-	-	5

Cashless exercise of options	-	-	4,453	-	-	-	-	-	-

Cashless exercise of warrants	-	-	58,329	-	-	-	-	-	-

Issuance of restricted common stock for services	-	-	1,684,000	2	(2)	-	-	-	-

Warrants issued to placement agent related to senior notes	-	-	-	-	1,520	-	-	-	1,520

Beneficial conversion feature	-	-	-	-	211	-	-	-	211

Amendment of bridge note to convertible note	-	-	-	-	74	-	-	-	74

Debt discount related to warrants issued to bridge note holders	-	-	-	-	329	-	-	-	329

Sale of equity investment	-	-	-	-	-	-	-	2,644	2,644

Net loss	-	-	-	-	-	-	(29,874)	(2,699)	(32,573)

Balances at December 31, 2014	-	$-	33,117,516	33	$59,395	$-	$(60,796)	$(55)	$(1,423)

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013
 (amounts in thousands)

	For The Year Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(32,573)	$(18,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,306	3,198
Impairment of oil and gas properties	5,416	3,302
Depreciation, depletion, amortization and accretion	954	437
Loss on settlement of payables	39	8
Loss on sale of oil and gas properties	5,366	-
Loss on sale of 50% of equity investment	1,028	-
Loss on sale of 50% of the deposit for business acquisition	1,945	-
Loss on oil and gas property acquisition deposit	-	200
Loss from equity method investments	544	5,778
Amortization of debt discount	3,375	665
Amortization of deferred financing costs	1,411	72
Loss on debt extinguishment	823	-
Gain on change in fair value of derivative	-	(14)
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	169	15
Accounts receivable - oil and gas - related party	26	66
Accounts receivable - related party	21	6
Inventory	396	-
Prepaid expenses and other current assets	(8)	60
Other assets	-	-
Accounts payable	586	20
Accounts payable - related party	(463)	1,857
Accrued expenses	695	(652)
Accrued expenses - related parties	401	864
Revenue payable	19	-
Advances from joint interest owners	657	-
Net cash used in operating activities	(4,867)	(2,263)

Cash Flows From Investing Activities:
Cash paid for oil and gas property acquisition deposits	-	(10,020)
Cash paid for oil and gas properties	(28,571)	(5,341)
Cash paid for drilling costs	(1,320)	(1,050)
Cash paid for deposits on oil and gas properties	-	(200)
Cash paid for unproved leasehold costs	(379)	-
Cash paid for asset retirement bond	(86)	-
Proceeds from sale of oil and gas properties	8,798	-
Proceeds from sale of deposit on property	3,055	-
Proceeds from notes receivable	467	342
Issuance of notes receivable - related parties	(2,374)	(4,020)
Proceeds from acquisition of White Hawk	-	91
Proceeds from sale of equity method investment	1,615	-
Proceeds from sale of White Hawk properties	2,718	-
Net cash used in investing activities	(16,077)	(20,198)

Cash Flows From Financing Activities:
Repayment of paid-in-kind obligations	(400)	-
Cash paid for deferred financing costs	(5,658)	(90)
Repayment of Secured Notes Payable	(2,530)	-
Proceeds from issuance of notes payable to related party	-	5,050
Proceeds from notes payable	21,226	2,950
Proceeds from issuance of common stock, net of offering costs	8,363	18,282
Proceeds from stock subscription receivable	-	393
Proceeds from exercise of warrants and options for common stock	5	11
Net cash provided by financing activities	21,006	26,596

Net increase in cash	62	4,135
Cash at beginning of period	6,613	2,478
Cash at end of period	$6,675	$6,613

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2014 and 2013
(amounts in thousands)

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$4,196	$-
Income taxes	$-	$-
Noncash Investing and Financing Activities:
Accrual of unproved property acquisition costs	$-	$406
Accrued development costs	$6,406	$-
Change in estimates of asset retirement obligations	$23	$-
Asset retirement costs capitalized	$-	$1
Conversion of Series A preferred stock to common stock	$-	$6
Conversion of redeemable preferred stock to common stock	$-	$1
Expiration of redemption feature in 555,556 shares of Series A preferred stock issued in acquisition of Excellong E&P-2, Inc.	$-	$1,250
Issuance of common stock to settle payables	$-	$181
Issuance of common stock to Esenjay in exchange for acquisition of Excellong E&P-2, Inc. on behalf of Condor	$-	$116
Issuance of common stock in settlement of liabilities	$570	$-
Issuance of common stock to Bridge Note holders for debt conversion	$2,241	$-
Issuance of restricted common stock for services	$2	$-
Recission of common stock issued in private placement	$10,000	$-
Debt discount related to warrants issued in conjunction with notes payable	$-	$327
Debt discount related to warrants issued for extension of Bridge Notes	$-	$111
Deferred financing costs related to warrants issued in conjunction with notes payable	$1,520	$18
Fair value of derivative warrant instruments issued with notes payable	$-	$14
Reduction in notes receivable for the equity investment in losses in excess of the Company’s investment account	$-	$5,194
Reclass of notes payable - Bridge Notes to convertible notes	$2,375	$-
Consolidation of non-controlling interest in PEDCO MSL	$2,644	$-
Consolidation of net assets and liabilities of equity investment in White Hawk	$-	$1,638
Reclass of deposit for business acquisitions to notes receivable	$5,000	$-
Beneficial conversion feature of convertible notes payable - Bridge Notes	$285	$-
Reclass of notes payable - related parties to notes payable - Bridge Notes	$525	$-
Debt discount related to the warrants issued to bridge note holders	$329	$-
Forfeiture of White Hawk member's capital account upon withdrawal	$-	$124
Reduction in note receivable from Condor for MSL deposit owed to Condor	$-	$432
Repayment in kind liability recorded as debt discount on bridge notes	$-	$480
Payment in kind liability recorded as debt discount - related party on bridge notes	$-	$158

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
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

The Company’s principal operating properties are located in the Wattenberg, Wattenberg Extension, and Niobrara formation in the Denver-Julesburg Basin (the “D-J Basin”) in Morgan and Weld Counties, Colorado. The majority of these properties are owned directly by the Company or through its wholly-owned subsidiary, Red Hawk Petroleum, LLC.

The Company owns a 20% interest in Condor Energy Technology, LLC (“Condor”). Condor’s operations consist primarily of working interests in oil and gas leases in the Niobrara shale formation located in the D-J Basin in Morgan and Weld Counties, Colorado. The remaining interest in Condor is owned by an affiliate of MIE Holdings Corporation (“MIE Holdings”, Hong Kong Stock Exchange code: 1555.HK). MIE Holdings is one of the largest independent upstream onshore oil companies in China. In addition, the Company has made a direct investment into the drilling and completion of the first three wells that Condor has drilled and completed.  In February, 2015, the Company divested its interest in Condor.  See Note 16.

The Company plans to focus on the development of shale oil and gas assets held by the Company in the U.S., including its oil and gas working interests in the Wattenberg and Wattenberg Extension in the D-J Basin (the “D-J Basin Asset”), which we acquired in March 2014 from Continental Resources, Inc. (“Continental”). Additionally, with the recent acquisition of additional oil and gas working interests in our D-J Basin Asset in February 2015 from Golden Globe Energy (US), LLC (“GGE”) (the “D-J Basin Acquisition”), we have significantly increased working interests in the D-J Basin Asset. See Note 16. We anticipate that this acquisition will allow us to increase the benefit of our low cost drilling programs and lease operating expenses, with no additional overhead costs.

As of January 1, 2013, the Company owned a 50% interest in White Hawk Petroleum, LLC (“White Hawk”). White Hawk’s operations consisted primarily of working interests in oil and gas leases in the Eagle Ford shale formation in McMullen County, Texas. The remaining interest in White Hawk was owned by an affiliate of MIE Holdings, MIE Jurassic Energy Corporation (“MIEJ”). On December 20, 2013, White Hawk entered into a series of transactions pursuant to which White Hawk divested approximately 50% of its assets and used the funds from the divestiture to acquire MIEJ’s interest in White Hawk.  MIEJ then withdrew from White Hawk as a member on December 31, 2013, with the Company’s effective interests in the Eagle Ford shale assets remaining unchanged and unaffected by the transactions.  As a result of the transactions, the Company became the 100% owner of White Hawk. Accordingly, as of December 31, 2013, the Company accounted for White Hawk as a consolidated subsidiary of the Company and no longer accounted for the entity as an equity investment. In addition, on February 19, 2014, White Hawk sold its remaining interests in the Eagle Ford Shale play for net proceeds of $2,718,000. See Note 4.

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

Equity Method Accounting for Joint Ventures. A portion of the Company’s oil and gas interests are held all or in part by the following joint ventures which are collectively owned with affiliates of MIE Holdings:

-	Condor Energy Technology LLC, a Nevada limited liability company owned 20% by the Company and 80% by an affiliate of MIE Holdings. The Company accounts for its 20% ownership in Condor using the equity method; and

-	White Hawk Petroleum, LLC, a Nevada limited liability company owned 50% by the Company and 50% by an affiliate of MIE Holdings through December 30, 2013. Through December 30, 2013, the Company accounted for its 50% interest in White Hawk using the equity method. As a result of a series of transactions pursuant to which MIEJ divested its 50% interest in White Hawk as of December 31, 2013, described in greater detail in Note 4, White Hawk became a consolidated subsidiary on December 31, 2013.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2014 and 2013, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2014, approximately $5,656,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 40% of the Company’s total oil and gas revenues for the year ended December 31, 2014. Sales to two customers comprised 54% and 19% of the Company’s total oil and gas revenues for the year ended December 31, 2013. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $142,000 related to receivables from joint interest owners.

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

The following table describes changes in our asset retirement obligations during the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Asset retirement obligation at January 1,	$76	$59
Accretion expense	17	3
Obligations incurred for acquisition	105	14
Obligations settled - assets sold	(132)	-
Changes in estimates	23	-
Asset retirement obligation at Decemner 31,	$89	$76

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended December 31, 2014 and 2013, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 1,317,024 and 1,404,724 potentially issuable shares of common stock related to options and 6,594,129 and 3,053,370 potentially issuable shares of common stock related to warrants and 1,474,867 and -0- potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the years ended December 31, 2014 and 2013, respectively.

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

Recently Issued Accounting Pronouncements. There were various accounting standards and interpretations issued during 2014 and 2013, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2014 and 2013 (in thousands):

	January 1, 2014	Additions	Disposals	Transfers	December 31, 2014
Oil and gas properties subject to amortization	$6,314	$33,716	$(15,973)	$-	$24,057
Oil and gas properties not subject to amortization	7,167	3,073	(2,081)	-	8,159
Asset retirement costs	28	128	(80)	-	76
Accumulated depreciation, depletion and impairment	(4,706)	(6,353)	822	-	(10,237)
Total oil and gas properties, net	$8,803	$30,564	$(17,312)	$-	$22,055

	January 1, 2013	Additions	Disposals	Transfers	December 31, 2013
Oil and gas properties subject to amortization	$2,479	$3,835	$-	$-	$6,314
Oil and gas properties not subject to amortization	1,106	6,061	-	-	7,167
Asset retirement costs	17	11	-	-	28
Accumulated depreciation, depletion and impairment	(256)	(4,450)	-	-	(4,706)
Total oil and gas properties, net	$3,346	$5,457	$-	$-	$8,803

The depletion recorded for production on properties subject to amortization for the years ended December 31, 2014 and 2013 amounted to $937,000 and $346,000, respectively. The Company recorded impairment of leases for the years ended December 31, 2014 and 2013 of $5,416,000 and $357,000, respectively, for lease acreage that expired during the year due to non-renewals or non-utilization of leases. The Company recorded impairment of properties subject to amortization for the year ended December 31, 2013 of $2,946,000 due to reserve revisions. The Company did not record any impairment of properties subject to amortization for the year ended December 31, 2014. The consolidation of White Hawk also added $801,000 of accumulated depletion and impairment for the year ended December 31, 2013.

During the year ended December 31, 2014, additions to oil and gas properties subject to amortization consisted primarily of acquisition costs related to the Continental Acquisition (defined below) of $28,571,000, drilling and completion costs for operated properties of $2,110,000, $1,906,000 and $1,890,000 for the Loomis 2-1H, Loomis 2-3H and Loomis 2-6H wells, respectively, and drilling and completions costs for 4 wells on nonoperated properties of $1,662,000.

During the year ended December 31, 2013, additions to oil and gas properties subject to amortization consisted of drilling and completion costs of $589,000 and $462,000 for the Logan 2H and Waves 1H wells, respectively, and the addition of $2,784,000 related to the consolidation of White Hawk. During the year ended December 31, 2013, additions to oil and gas properties not subject to amortization consisted of the acquisition of the Mississippian asset of $5,287,000 described below, the addition of $734,000 related to the consolidation of White Hawk and $40,000 related to legal and title work performed on leases in our Niobrara assets.

Acquisition of Properties from Continental Resources, Inc.

On January 21, 2014, Red Hawk Petroleum, LLC (“Red Hawk”) entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Continental Resources, Inc. (“Continental”), pursuant to which the Company agreed to acquire Continental’s interests (the “Continental Acquisition”) in oil and gas properties and interests in wells located in the Niobrara formation of the DJ Basin, Colorado, for $30 million in cash (subject to customary post-closing adjustments).

 The Company paid $1.5 million of the purchase price as a deposit upon entering into the Purchase Agreement (the “Deposit”).  The final purchase price after adjustments was $28,571,000, resulting in $26,991,000 due to Continental after applying the Deposit (the “Final Purchase Price”).

On March 7, 2014, the Company completed the Continental Acquisition and used a portion of funds from the initial closing of a $50 million financing facility with RJ Credit LLC (“RJC”) and other lenders of which $34.5 million was borrowed initially to pay the Final Purchase Price to acquire Continental's properties. As described below, the Note Purchase Agreement further required that the Company convey 50% of the lease acreage and working interests acquired from Continental to GGE as additional consideration for the financing.

The following table summarizes the allocation of the purchase price to the net assets acquired (in thousands):

Fair value at March 7, 2014
Accounts receivable – oil and gas	$483
Inventory	396
Oil and gas properties, subject to amortization	25,934
Oil and gas properties, not subject to amortization	2,694
Total assets	29,507

Current liabilities	(831)
Asset retirement obligations	(105)
Total liabilities	(936)
Final purchase price	$28,571

The following table presents the Company’s supplemental consolidated pro forma total revenues, lease operating costs, net income (loss) and net loss per common share as if the acquisition and simultaneous dispositions (discussed below) had occurred on January 1, 2014 and January 1, 2013 (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2014
	PEDEVCO	Net Acquisitions/Dispositions	(1)	Combined
Revenue	$4,812	$1,102		$5,914
Lease operating costs	$(1,674)		$(376)	$(2,050)
Net income (loss)	$(29,874)	$433		$(29,441)
Net loss per common share	$(1.06)	$0.02		$(1.04)

	For the Year Ended
	December 31, 2013
	PEDEVCO	Net Acquisitions/Dispositions	(1)	Combined
Revenue	$744	$5,687		$6,431
Lease operating costs	$(648)		$(658)	$(1,306)
Net income (loss)	$(18,145)	$5,029		$(13,116)
Net loss per common share	$(1.07)	$0.30		$(0.77)

(1)	Amounts are based on the Company's estimates.

Mississippian Asset

On February 22, 2013, Pacific Energy Development MSL, LLC (“PEDCO MSL”), a wholly-owned subsidiary of the Company, entered into an Agreement for Purchase of Term Assignment (the “Purchase Agreement”) with Berexco LLC (“Berexco”) for the acquisition of unproved oil and gas interests in the Mississippian Lime formation covering approximately 6,763 net acres located in Comanche, Harper, Barber and Kiowa Counties, Kansas (the “Mississippian Asset”) and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,000. Pursuant to the Purchase Agreement, Berexco applied $865,000 as the initial escrow deposit due from PEDCO MSL to Berexco in connection with a previously contemplated transaction between Condor and Berexco. The Company was obligated to Condor to refund the amount of $432,000 for the portion of the initial deposit previously paid by MIE Jurassic Holding Corporation (“MIEJ”) in connection with the previously contemplated transaction between Condor and Berexco. The $432,000 was subsequently paid in March 2014.  The remaining $3,775,000 was paid in cash by the Company to Berexco in March 2013. The Company also capitalized $246,000 for legal fees and title work, $73,000 for additional costs (including $67,000 for acquiring an additional 122 acres) and $507,000 payable to South Texas Reservoir Alliance LLC (“STXRA”) for acquisition costs for total initial capitalized costs of approximately $5,033,000. The Company has subsequently capitalized an additional $255,000 of legal and other costs for the Mississippian property for a total cost of $5,287,000.

On March 25, 2013, PEDCO MSL completed the acquisition of the Mississippian asset, acquiring an average 98% working interest in the Mississippian Lime properties. PEDCO MSL serves as the operator of the asset.

The Mississippian acquisition was structured as a primary term assignment by the seller to PEDCO MSL of the leasehold interests which expired on December 29, 2014. If PEDCO MSL had drilled at least three (3) horizontal wells on these leasehold interests during this primary term, then PEDCO MSL had the option to extend the primary term with respect to some or all of the leases subject to the assignment for an additional one (1) year period upon payment to the seller of an additional $200 per net acre covered by the leases upon which the option is exercised. If PEDCO MSL completed a commercially producing well during the primary or extended terms, then the seller shall assign such leases to PEDCO MSL for as long as the wells produce in paying quantities, with each horizontal well of at least 4,000 feet in length holding 320 acres covered by the leases, each short horizontal well with a length of between less than 4,000 feet and at least 2,000 feet in length holding 160 acres, and each vertical well holding 10 acres. The seller shall retain an overriding royalty interest equal to the positive difference, if any, obtained by subtracting existing leasehold burdens from 22.5% before payout and 25% after payout (reduced to the extent the seller assigns less than a 100% working interest to PEDCO MSL). For purposes of the Mississippian agreement, “payout” is defined as such time, on a well by well basis, when a well has sold the following specified barrels of oil equivalent (“BOE”), (utilizing a conversion factor for gas sales of 8 thousand cubic feet (Mcf) per 1 barrel of oil (bbl)): for a vertical well, ten thousand (10,000) BOE; for a short horizontal well, twenty-five thousand (25,000) BOE; and for a horizontal well, fifty thousand (50,000) BOE.

In connection with the closing of the Company’s acquisition of the Mississippian Asset, pursuant to a letter agreement with STXRA dated March 25, 2013, as amended, the Company is obligated to pay STXRA a completion fee of $507,000 (equal to $75.00 per net acre acquired in the Mississippian Asset (the “Completion Fee”)), based on the 6,763 net acres acquired, which is payable 80% in cash and 20% in the Company’s common stock, or $406,000 in cash and $101,000 in common stock (the “Equity Consideration”). The Company recorded an account payable and a corresponding asset to oil and gas properties, not subject to amortization on March 25, 2013 in the accompanying balance sheet for a total of $507,000.  STXRA originally identified the Mississippian Asset acquisition opportunity for the Company, and provided acquisition and due-diligence related consulting services to the Company, with their sole compensation being the Completion Fee.

The Company issued to STXRA 33,815 shares of common stock on July 11, 2013 valued at $110,000 on the grant date for the Equity Consideration. The Company recorded a loss on settlement of payable of $8,000. On March 7, 2014, the remaining payable to STXRA was satisfied in full through the issuance to STXRA of 190,000 shares of common stock valued at $445,000 on the grant date and recognized a loss on settlement of payable of $39,000.

On March 7, 2014, we completed a series of transactions whereby we sold 50% of the Mississippian Asset to GGE, with GGE becoming a 50% owner of PEDCO MSL, and with us then owning an average 49% working interest in the Mississippian Asset covering an aggregate of approximately 7,006 gross (3,443 net) acres. Pursuant to the provisions of the term assignment agreement, we were required to drill and complete three horizontal wells by December 29, 2014 in order to continue to hold the acreage. However, due to falling oil prices and mixed results from horizontal well operations reported by other operators in the Mississippian play, we had not yet spud any wells on its Mississippian Asset as of December 29, 2014, and in mid-December we approached Berexco LLC to request terms for an extension of the term assignment, with negotiations between the parties following. On March 26, 2015, we determined to discontinue negotiations with Berexco LLC regarding the extension of the term assignment. The term assignment expired effective December 29, 2014 and we impaired the Mississippian Asset in full in the fourth quarter of 2014.

White Hawk Acquisition

On December 20, 2013, White Hawk divested 50% of the assets held by White Hawk and acquired MIEJ’s interests in White Hawk from the proceeds of the sale.

White Hawk sold 50% of its oil and gas properties to Millennial PDP Fund IV, LP (“Millennial”), a third party, pursuant to a Purchase and Sale Agreement (the “Sale Agreement”) for net proceeds of $2,655,000. The transaction was recorded as a sale of properties and White Hawk recorded a loss on sale of $162,000.

White Hawk used the proceeds of the sale plus 50% of White Hawk’s cash balance to pay MIEJ for its share of ownership in White Hawk and in settlement of the outstanding balance of its Promissory Note dated June 4, 2012 to MIEJ. MIEJ then withdrew from White Hawk as a member on December 31, 2013. As a result of the transactions, the Company became the 100% owner of White Hawk, and the Company recorded $124,000 of contributed capital from MIEJ.

Upon the completion of the redemption and withdrawal of MIEJ’s 50% interest in White Hawk on December 31, 2013, the Company became the sole member of White Hawk and the Company’s net ownership in the Eagle Ford shale assets held through White Hawk prior to the transactions remained unchanged and unaffected as a result of the transactions. Accordingly, as of December 31, 2013, the Company began accounting for White Hawk as a consolidated subsidiary of the Company and no longer accounted for the entity as an equity investment.

The following table summarizes the estimated fair values of the net assets recorded upon consolidation of White Hawk on December 31, 2013 (in thousands).

Fair value at December 31, 2013
Current assets	$202
Oil and gas properties, subject to amortization	1,996
Oil and gas properties, not subject to amortization	734
Total assets	2,932

Current liabilities	22
Note payable - PEDEVCO	1,258
Asset retirement obligations	14
Total liabilities	1,294
Total fair value of net assets	$1,638

As the Company gained control over White Hawk on December 31, 2013, the carrying value of the Company’s membership interest in White Hawk was remeasured to fair value in accordance with ASC 805, Business Combinations.  The following table summarizes the carrying value and estimated fair value of the Company’s membership interest in White Hawk as of December 31, 2013 and the resulting loss on remeasurement of $515,000, which has been recognized in the loss from equity investment  in the accompanying consolidated statements of operations (in thousands):

Fair value at December 31, 2013	$1,638
Carrying value of White Hawk membership interest	2,153
Loss on remeasurement of equity method investment	$(515)

The fair value of the Company’s existing membership interest in White Hawk was determined based on the subsequent sale of the oil and gas properties of White Hawk on February 19, 2014.

The Company did not record any revenues or expenses of White Hawk in its consolidated statements of operations as the transaction occurred on December 31, 2013.  The following table presents the Company’s supplemental consolidated pro forma total revenues, lease operating costs, net income (loss) and net loss per common share as if the acquisition of White Hawk had occurred on January 1, 2013.

	For the Year Ended December 31, 2013 (in thousands, except per share amounts)
	PEDEVCO	White Hawk	(1)	Combined
Revenue	$744	$471		$1,215
Lease operating costs	$(649)	$(86)		$(735)
Net income (loss)	$(18,214) (2)	$(413)	(3)	$(18,627)
Net loss per common share	$(1.07)	$-		$(1.10)

(1)
The revenues, lease operating expenses and net income presented for White Hawk represents the amounts attributable to the net assets acquired as of December 31, 2013 subsequent to the sale of 50% of the assets to Millennial.

(2)
Net loss of PEDEVCO was adjusted by $23,000 in interest income related to the note receivable held by PEDEVCO from White Hawk and loss from equity investment of $424,000 in White Hawk, that would have been eliminated upon consolidation of White Hawk.

(3)	Net loss of White Hawk was adjusted by $23,000 in interest expense related to the note receivable held by PEDEVCO from White Hawk, that would have been eliminated upon consolidation of White Hawk.

On February 19, 2014, White Hawk closed an agreement with Millennial PDP Fund IV, LP to sell its remaining interests in the Eagle Ford Shale assets to Millennial PDP Fund IV, LP for net proceeds of $2,718,000.  See below. The Company recognized a gain on the disposition of oil and gas properties of $159,000.

Disposition of Oil and Gas Properties

In connection with the GGE financing, the Company sold 50% of its interests in the assets acquired in the Continental Acquisition and 50% of its pending interest in Asia Sixth.  The Company allocated the proceeds from the financing between the debt obligation and the sale of the properties on a relative fair value basis.  See Note 9.

On February 19, 2014, White Hawk closed a Purchase and Sales Agreement (the “Sale Agreement”) with Millennial, pursuant to which White Hawk sold its remaining interests in the Eagle Ford Shale formation to Millennial for net cash proceeds of $2,718,000, and recognized a gain of $159,000 for the year ended December 31, 2014, including the receipt of $251,000 in May 2014.

In addition, on September 29, 2014, the Company sold its remaining right, title and interest in its non-core North Sugar Valley asset in Matagorda County, Texas, to Sun Resources Texas Inc. for net cash proceeds of $50,000 and the Company recognized a corresponding loss on sale of oil and gas properties of $6,000 during the year ended December 31, 2014.

The following table summarizes the net loss on sale of oil and gas properties for the year ended December 31, 2014 (in thousands):

	Allocated Proceeds	Historical Cost	Gain (Loss) on Sale

Wattenberg Asset	$8,707	$14,226	$(5,519)
North Sugar Valley Asset	50	56	(6)
White Hawk Asset	2,718	2,559	159
Total	$11,475	$16,841	$(5,366)

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

On March 7, 2014, in connection with our acquisition of the Wattenberg Asset, we entered into a $50 million 3-year term debt facility with various investors including RJC. As part of the transaction, GGE (an affiliate of RJC) acquired 50% of our ownership interest in Pacific Energy Development MSL, LLC, which holds our Mississippian Asset, thereby making GGE a 50% working interest partner with us in the development of our Mississippian Asset. The Company allocated the proceeds from the financing between the debt obligation, the sale of the properties and the sale of 50% of MSL on a relative fair value basis. To the extent the sales price attributable to the assets was less than the net book value, the Company recorded a loss on sale of assets.

The following table summarizes the loss on this sale (in thousands):

	Allocated Proceeds	Historical Cost	Loss on Sale
Mississippian Asset	$1,615	$2,643	$(1,028)

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

We have also entered into an agreement with GGE to convey 50% of our interests in Asia Sixth in connection with the GGE financing.  See Note 9.   In the event of any refund of the initial deposit by Asia Sixth, the Company must provide 50% of such refund to GGE or its designee.

In connection with the March 2014 financing, the Company allocated $3,055,000 of the proceeds from the debt financing to the 50% interest in Asia Sixth conveyed to GGE and recorded a loss on sale of $1,945,000.  See Note 9.

On August 1, 2014, the Company entered into a series of agreements pursuant to which the Company restructured its planned acquisition of indirect interests in Aral in order to simplify and consolidate the capital structure and management of Aral and its disparate stakeholders, improve the debt position of Aral, provide Aral with additional financing to fund its operations going forward, and eliminate any and all funding obligations the Company may  have had under the previously contemplated ownership structure  (collectively, the “Aral Restructuring”).  In connection with the Aral Restructuring, the Company entered into a new purchase agreement (the “Caspian SPA”) to acquire a 5.0% interest in Caspian Energy Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, and pursuant to which Caspian Energy will hold 100% of the ownership in Aral at closing.  The closing of the transactions contemplated under the Caspian SPA are anticipated to occur no later than July 2015, subject to the satisfaction of certain customary closing conditions including the approval of the Agency of the Republic of Kazakhstan for the Protection of Competition and the Ministry of Oil and Gas of the Republic of Kazakhstan (“MOG”), the MOG’s waiver of its pre-emptive purchase right with respect to the transaction, and receipt of Caspian Energy shareholder approval of the transaction.

Also in connection with the Aral Restructuring, on August 1, 2014 the Company entered into a Termination Agreement of the Shares Subscription Agreement (SSA) dated September 11, 2013, between The Sixth Energy Limited (“Sixth Energy”), Asia Sixth and Pacific Energy Development Corp.’s (the Company’s wholly-owned subsidiary, “PEDCO”) (the “Termination Agreement”). The Termination Agreement provides for the termination of the previous SSA as a precondition to the Aral Restructuring.  Under the Termination Agreement, the Company received a promissory note in the principal amount of $5.0 million from Asia Sixth (the “A6 Promissory Note”), secured by a first priority security interest in all of the assets of Asia Sixth. The A6 Promissory Note represents the Company’s interest in the deposit originally paid to Asia Sixth by the Company under the SSA following the assignment of 50% of the Company's rights to acquire the capital stock of Asia Sixth to Golden Globe.  The A6 Promissory Note is due and payable upon the termination of the Caspian Purchase Agreement with interest accruing at the rate of 10% per annum, compounded daily, in the event the A6 Promissory Note is not paid in full on or before such termination date.

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

In connection with our D-J Basin Acquisition, on February 23, 2015, we provided GGE a one-year option to acquire our interest in the Caspian SPA for $100,000.  See Note 16.

NOTE 7 – NOTES RECEIVABLE

Condor Energy Technology, LLC

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, which permits multiple loans to be made up to $8,000,000 as separate “advances”. The note receivable bears interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest are due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due on September 24, 2015. As of December 31, 2014, the balance of the note receivable prior to applying the excess loss from Condor is $6,979,000 plus accrued interest of $121,000 due from Condor. The Company advanced $2.1 million to Condor for operations during the year ended December 31, 2014. The carrying balance of the note receivable was reduced by $544,000 as the Company’s share of losses from Condor for the year ended December 31, 2014, which was comprised of $271,000 plus the previously unrecognized loss for the year ended December 31, 2013 of $273,000. In accordance with ASC 323-10-35, the losses from Condor that exceeded the equity investment of the Company was used to reduce the notes receivable balance. If the losses were to exceed the notes receivable balance, no additional losses would be recorded for the equity investment. The net receivable balance as of December 31, 2014, after applying the excess loss is $1,363,000. After applying the losses to the equity investment and the note receivable, the Company has unrecorded excess losses of zero. The Company recognized $278,000 and $172,000 of interest income in the year ended December 31, 2014 and 2013, respectively. The following table reflects the activity related to the note receivable-related party (in thousands):

	December 31,	December 31,
	2014	2013
Note receivable-related party prior to applying excess losses	$6,979	$5,005
Equity change in net loss at 20% applied to note receivable-related party as of December 31, 2013	(5,193)	(5,193)
Equity change in net loss at 20% for year ended December 31, 2014	(271)	-
Previously unrecognized losses for year ended December 31, 2013	(273)	-
Interest accrued	121	188
Ending balance	$1,363	$-

The Company's share of Condor’s losses from operations in 2013 were greater than the residual value of the Company’s investment in Condor of $161,000. Accordingly, the carrying amount of the note receivable and accrued interest presented on the accompanying financial statements was reduced by $5,193,000 as a valuation allowance for the Company’s share of losses from Condor for the year ended December 31, 2013.

White Hawk Petroleum, LLC

The Company loaned White Hawk funds for operating expenses and drilling and completion costs for several Eagle Ford wells, pursuant to a promissory note entered into on June 4, 2012, which note permits multiple loans to be made thereunder as separate “advances”, with no stated maximum limit of loan principal. The note receivable bore interest at a rate per annum equal to the one (1) month LIBOR rate for U.S. dollar deposits plus four (4.0) percentage points. Principal and interest of each loan was due thirty-six (36) months from the date each advance is made under the note, with the first repayment being due on June 4, 2015. As of December 31, 2013, the balance of the note receivable was $1,252,000. As of December 31, 2013, White Hawk became a wholly-owned subsidiary of the Company and this amount was eliminated in consolidation. As a result of the sale of this property in February 2014, the balance of the note receivable was paid in full.

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

During the year ended December 31, 2013, the Company's equity share of the net losses in Condor totaled $5,627,000, which exceeded the Company's combined investment of $161,000 and note receivable of $5,193,000. As a result, the Company had an unrecognized loss of $273,000, which was carried forward.

During the year ended December 31, 2014, the Company advanced $2.1 million to Condor. The Company recorded the previously unrecognized loss of $273,000 and its equity share of net loss from Condor of $271,000 for a total recognized loss of $544,000 during the year ended December 31, 2014.

The Company's investment in Condor has a balance of $0 and will not increase until the Company's share of income from Condor exceeds the $5,737,000 valuation allowance currently applied against the balance of the Company's note receivable to Condor.

As of December 31, 2014 and 2013, the Company has a note receivable of $6,979,000 and $5,005,000, respectively, plus accrued interest of $121,000 and $188,000, respectively, due from Condor.

As of December 31, 2014 and 2013, the Company has unrecognized losses of $0 and $273,000, respectively, in excess of its cost basis in Condor.

The Company is subject to recording its 20% proportionate share of Condor’s income or losses.  The Company is obligated to maintain, under the membership agreement of Condor, its proportionate share of capital contributions. Below is summarized financial information for Condor.

Summarized balance sheets (in thousands):

	December 31,	December 31,
	2014	2013
Current assets	$2,700	$4,224
Oil and gas properties, net	3,825	3,534
Other long – term assets	108	108
Total assets	$6,633	$7,866

Current liabilities	$1,547	$3,708
Notes payable to affiliates	33,740	31,477
Other long term liabilities	32	12
Total liabilities	35,319	35,197

Members’ deficit	(28,686)	(27,331)
Total liabilities and members’ deficit	$6,633	$7,866

Summarized statements of operations (in thousands):

	December 31, 2014	December 31, 2013
Revenue	$3,096	$4,780
Operating expenses	(3,065)	(31,991)
Operating income (loss)	31	(27,211)
Interest expense	(1,386)	(922)
Net loss	$(1,355)	$(28,133)

The Company has an agreement to provide management services to Condor for which Condor owes $56,000 and $75,000 at December 31, 2014 and 2013, respectively. Total fees billed to Condor were $670,000 and $667,000 in 2014 and 2013, respectively.

Condor owes the Company $21,000 and $47,000 at December 31, 2014 and 2013, respectively, from production sales related to the Company’s working interests in the D-J Basin Asset.

The Company owes Condor $30,000 and $59,000 from production related expenses and $1,853,000 and $2,278,000 related to capital expenditures incurred by Condor for the drilling of wells during the year ended December 31, 2014 and 2013, respectively.

The Company's 20% equity share of Condor's losses for the year ended December 31, 2014 were $271,000.  The $271,000 of our equity share of losses was recorded against the Company’s note receivable and accrued interest. The Company's 20% equity share of Condor's losses for the year ended December 31, 2013 were $5,627,000. These losses exceeded the Company's investment at risk of $160,000. In accordance with ASC 323-10-35, the Company recorded $5,193,000 of the excess losses against the Company's note receivable and accrued interest. The remaining excess of $273,000 attributable to the Company was not recorded as of December 31, 2013. Accordingly, any future investment in Condor by the Company or equity share of future net income in Condor's operations will be offset by the unrecorded excess losses. In 2014, the Company recorded the excess losses attributable to 2013 against the investment.

White Hawk Petroleum, LLC

For all periods up to December 31, 2013, the Company accounted for its 50% ownership in White Hawk using the equity method.  As a result of the White Hawk transactions described in Note 4, on December 31, 2013, the Company began accounting for White Hawk as a consolidated subsidiary and not as an equity investment.

As of December 31, 2013, the Company had a note receivable of $1,252,000 plus accrued interest of $6,000 due from White Hawk, that was eliminated in consolidation following the withdrawal of MIEJ from White Hawk. The receivable was fully repaid upon the sale of the Eagle Ford Assets in February 2014.

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

The Initial Notes are due and payable on March 7, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time. Additionally, we are required on the third business day of each month, commencing on April 1, 2014, to prepay the Initial Notes in an amount equal to the lesser of (a) the outstanding principal amount of the Initial Notes or (b) twenty-five percent (25%) of the aggregate of all net revenues actually received by us and our subsidiaries for the immediately preceding calendar month (or such pro rata portion of the first month the payment is required).  The Initial Notes also provide that RJC is to be repaid (i) accrued interest, only after all of the other Investors are repaid any accrued interest due and (ii) principal, only after all of the other Investors are repaid the full amount of principal due under their Initial Notes, and (iii) that any funding in connection with Subsequent Notes will be made solely by RJC.

The amount outstanding under the Initial Notes is secured by a first priority security interest in all of our subsidiaries, assets, property, real property, intellectual property, securities and proceeds therefrom, granted in favor of the agent for the benefit of the Investors. Additionally, the Company granted a mortgage and security interest in all of our real property located in the state of Colorado (including those assets acquired pursuant to the Continental Acquisition) and the state of Texas.  Additionally, our obligations under the Initial Notes, Note Purchase Agreement and related agreements were guaranteed by our wholly-owned and majority-owned direct and indirect subsidiaries.

As additional consideration for RJC providing the loan evidenced by its Initial Notes and agreeing to provide the funding from the Subsequent Notes, on March 7, 2014, the Company entered into the following transactions in favor of RJC and its affiliate GGE.

●
Red Hawk Purchase - A Purchase and Sale Agreement between PEDCO, the Company’s wholly-owned subsidiary, Red Hawk, and GGE (the “Red Hawk Purchase”); which the Company conveyed 50% of the mineral interests and leases acquired in the Continental Acquisition to GGE. The agreement also provided that for three years from March 7, 2014, GGE does not have the right to propose or conduct any operations on the property acquired pursuant to the Red Hawk Purchase, unless (a) approved by Red Hawk, or (b) unless Red Hawk fails to execute the portion of the then current capital expenditure plan related to such applicable assets, provided that GGE may not (i) propose to drill more wells on such lands during the calendar year covered by such capital expenditure plan than are prescribed in the portion of such applicable capital expenditure plan and (ii) propose or conduct any operations on such lands during the following calendar year in excess of the operations budgeted for in the portion of such applicable capital expenditure plan.

●
Asia Sixth Purchase - The Asia Sixth Purchase Agreement between PEDCO and GGE (the “Asia Sixth Purchase”); the principal terms of which required the conveyance of 50% of the Company’s 51% interest in Asia Sixth once acquired by PEDCO and if any part of the $10 million deposit previously paid by the Company in connection with the SSA is returned to the Company, 50% of any such returned funds will be paid to GGE.  On August 1, 2014, the Company terminated the SSA, with each of the Company and RJC, as GGE’s designee, receiving a $5.0 million promissory note from Asia Sixth, thereby satisfying the Company’s obligation to return 50% of the returned deposit to GGE.  See Note 6.

●
Membership Purchase and Plan of Merger - A Membership Interest Purchase Agreement between PEDCO and GGE (the “Membership Purchase”), pursuant to which (i) PEDCO transferred 50% ownership of PEDCO MSL Merger Sub, LLC, a Nevada limited liability company (“MSL Merger Sub”), which was wholly-owned by PEDCO to GGE, (ii) PEDCO’s wholly-owned subsidiary, Pacific Energy Development MSL, LLC (“PEDCO MSL”) merged with and into MSL Merger Sub, with MSL Merger Sub being the surviving entity in the merger, and (iii) MSL Merger Sub changed its name to Pacific Energy Development MSL, LLC.  The effective result of the Membership Purchase and Plan of Merger was that GGE now owns 50% of PEDCO MSL, which owns all of the interests in the Mississippian Asset.

As a result of the transactions effected by the Red Hawk Purchase, Asia Sixth Purchase, Membership Purchase and Plan of Merger, GGE acquired ownership of 50% of all of the Company’s oil and gas assets and properties acquired in connection with the Continental Acquisition, rights to 50% of the Company's right to acquire Asia Sixth which owns the oil and gas assets and properties in Kazakhstan pursuant to the Shares Subscription Agreement (which has since been terminated), and ownership of 50% of the Mississippian Asset. In return, the Company received the financing agreement to acquire the Wattenberg Asset from Continental and provision for future drilling funds and obtained a strategic partner that would fund its own portion of the drilling costs for the development of the Company’s properties.

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

The components of this transaction are as follows (in thousands):

March 7, 2014
Gross proceeds from issuance of Initial Notes	$34,500
Deferred financing costs – paid underwriting fees	(5,382)
Original debt issue discount	(1,725)
Net Proceeds	$27,393

Allocation of proceeds to sale of assets (recorded as additional debt issue discount)
Allocation of proceeds to debt and sale of properties:
Allocated to Wattenberg Asset acquired from Continental sold	$8,707
Allocated to Mississippian Assets sold	1,615
Allocated to Asia Sixth interest sold	3,055
Net proceeds allocated to sales of properties	13,377
Net proceeds allocated to Initial Notes	21,123
Total proceeds	$34,500

Accordingly, total debt discount including the original issue discount and the amount allocated to the sale of assets was $15,102,000.  In addition, additional deferred financing costs for the grant of warrants to purchase 1,000,000 shares of common stock to a placement agent with a fair value of $1,520,000 was recorded.

During the year ended December 31, 2014, the Company borrowed net proceeds of $1,593,000 for drilling activities under a Subsequent Note. The amount borrowed was reduced by deferred financing costs of $276,000 related to underwriting fees and a 5% original issue discount of $98,000. As of December 31, 2014, amortization of the deferred financing costs and the original issue discount was $53,000. As of December 31, 2014, there was approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available to draw down under Subsequent Notes from RJC.

All deferred financing costs and debt discount amounts are amortized using the effective interest rate method. The amount of the debt discount and deferred financing costs (net of amortization) reflected on the accompanying balance sheet as of December 31, 2014 was $18,275,000. Amortization of debt discount, amortization of deferred financing costs and interest expense, related to the Initial Notes and the first advance, was $3,790,000, $1,361,000 and $5,708,000 for the year ended December 31, 2014, respectively.

During the year ended December 31, 2014, there were $905,000 of payments made to reduce the outstanding Initial Notes.

Bridge Note Financing

On March 22, 2013, the Company closed a private placement of secured promissory notes (the “Bridge Notes”) for an aggregate principal amount of $4.0 million, together with warrants exercisable for a total of up to 76,198 shares of its common stock at an exercise price of $5.25 per share (the “Bridge Warrants,” and, together with the Bridge Notes, the “Bridge Securities”). At the closing of the bridge financing (the “Bridge Financing”), the Company entered into separate Note and Warrant Purchase Agreements with a total of 16 individual and institutional investors (collectively, the “Bridge Investors”), including ten (10) current Company shareholders, in which the Company sold and issued to the Bridge Investors a total of $4.0 million of Bridge Notes and Bridge Warrants to purchase 76,198 shares of the Company’s common stock (the "Note and Warrant Purchase Agreements") for gross proceeds of $4.0 million. The fair value of the warrants was $257,000 which was recorded as a debt discount.

Frank C. Ingriselli, the Company’s Chief Executive Officer and member of the Company’s Board of Directors, participated in the Bridge Financing, purchasing Bridge Notes of $1 million and receiving Bridge Warrants exercisable for 19,048 shares of the Company’s common stock, and Clark R. Moore, the Company’s Executive Vice President and General Counsel, purchased Bridge Notes of $50,000 and received Bridge Warrants exercisable for 953 shares of the Company’s common stock, respectively.

Somerley Limited (“Somerley”) acted as the Company’s placement agent with respect to a portion of the Bridge Financing sold to non-U.S. investors. As compensation, Somerley received total cash fees of $40,000 and Bridge Warrants to purchase a total of up to 9,524 shares of the Company’s common stock at an exercise price of $5.25 per share valued at $32,000 using a Monte Carlo simulation model. The Company capitalized these amounts as deferred financing costs which will be amortized over the expected life of the Bridge Financing.

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

The Bridge Warrants are exercisable for shares of the Company’s common stock for a period of four (4) years commencing as of their issuance date, at an exercise price of $5.25 per share; provided, however, that the exercise price was to be adjusted to the price per share at which the Company issues common stock in the Company’s next underwritten public offering of common stock, if such price per share is lower than $5.25 per share and such offering occurred within six months of the grant date (provided that no underwritten offering occurred within six months of closing). The Bridge Warrants may be exercised on a cashless basis. The Company determined that these warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could have resulted in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Such warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Monte Carlo simulation valuation model in the period ended March 31, 2013. The Company subsequently determined, as a public offering was not closed prior to the six month expiration of any possible exercise price adjustment on September 22, 2013, that the exercise price of the warrants would not be reset and the derivative feature of the warrants has no value as of the period ending December 31, 2014.

Modification of Bridge Notes

On December 16, 2013, the Company entered into an amendment to the secured promissory notes (the “Amended Notes”) with each of the Bridge Investors of the Bridge Notes.  The Amended Notes provided for (i) the extension of the maturity date of such Bridge Notes, which were originally due on December 31, 2013, to July 31, 2014 (the “New Maturity Date”), (ii) the subordination of the Bridge Notes to certain future qualified senior indebtedness of the Company with a principal amount of at least $5.0 million, (iii) the payment in full of all accrued interest through December 16, 2013, equal to an aggregate of $295,000 due and payable to the Bridge Investors on the Payment Date, (iv) the payment in full of the $400,000 PIK on the original principal amount of such Bridge Notes on the Payment Date (v) the repayment of either none or 50% of the outstanding principal amount due under such Bridge Notes, as elected by the holders on January 8, 2014 (the “Payment Date), of which principal repayment of $1,625,000 was due and payable to the Bridge Investors on the Payment Date as elected by the holders, (vi) the amendment of the interest rate of such Bridge Notes for the Amended Notes from 10% per annum to 12% per annum with respect to the remaining unpaid principal amount of the Bridge Notes (the “Deferred Principal”), and (vii) an additional payment-in-kind cash amount equal to 10% of the Deferred Principal due on the New Maturity Date (the “Additional PIK”). In total, eleven (11) Bridge Investors holding Bridge Notes with an aggregate principal amount outstanding of $3,250,000 elected to defer 50% of their principal, agreeing to defer an aggregate of $1,625,000 in principal amount of the Bridge Notes, and five (5) Bridge Investors holding Bridge Notes with an aggregate principal amount outstanding of $750,000 elected to defer 100% of their principal, for total deferred principal of $2,375,000, and an aggregate Additional PIK due upon the New Maturity Date of $238,000. The Company recorded the Additional PIK as a debt discount to the Amended Notes.

As additional consideration for the Amended Notes, the Company granted a new warrant (“New Warrant”) exercisable on a cashless basis at an exercise price of $2.34 per share for a number of shares of common stock of the Company equal to (i) double (2x) the number of shares issuable under the Bridge Warrant originally issued to each holder who agreed to defer 50% of the outstanding principal of its Bridge Note, and (ii) triple (3x) the number of shares issuable under the Bridge Warrant originally issued to each holder who agreed to defer 100% of the outstanding principal of its Bridge Note, for a total of New Warrants exercisable for an aggregate of 166,684 shares of Company common stock issued by the Company to the Bridge Investors. The New Warrants have a 4-year life and have substantially the same terms as the Bridge Warrants originally issued to the Bridge Investors (except for the anti-dilution rights). The New Warrants have a fair value of $181,000, calculated using the Black Scholes model.

Frank C. Ingriselli, the Company’s Chief Executive Officer and member of the Company’s Board of Directors, agreed to defer $500,000 of the original $1.0 million principal amount outstanding under his Bridge Note, and on the Payment Date, the Company paid $74,000 in accrued interest and $100,000 in PIK amounts due, and repaid 50% of his outstanding principal amount of $500,000. Mr. Ingriselli received a New Warrant exercisable for 38,096 shares of the Company’s common stock valued at $41,000 on the grant date. Clark R. Moore, the Company’s Executive Vice President and General Counsel, agreed to defer $25,000 of the original $50,000 principal amount outstanding under his Bridge Note, and on the Payment Date, the Company paid $4,000 in accrued interest and $5,000 in PIK amounts due, and repaid 50% of his outstanding principal amount of $25,000. Mr. Moore received a New Warrant exercisable for 1,906 shares of the Company’s common stock valued at $2,000 on the grant date.

The Company accounted for the amendment to the notes with the Bridge Investors as a modification of debt under ASC 405-20, and, accordingly, the unamortized debt discount related to the PIK of $13,000 and debt discount of $8,000 related to the Bridge Warrants prior to the amendment of the notes with the Bridge Investors was amortized over the new expected term of the Amended Notes, which at the time of the amendment was July 2014. In addition, the amounts related to the New Warrants and Additional PIK will also be amortized as interest expense over the new expected term of the Amended Notes.

The unamortized debt discount related to the Bridge Warrants and New Warrants as of December 31 2013, was $177,000.  Interest expense related to the debt discount for the Bridge Warrants and New Warrants for the year ended December 31, 2013 was $261,000.  The unamortized debt discount related to the PIK and Additional PIK reflected on the balance sheet as of December 31, 2013 was $233,000 and the interest expense related to the PIK and Additional PIK was $404,000 for the year ended December 31, 2013.

On January 8, 2014, payment in full was made of all accrued interest through January 8, 2014 equal to an aggregate of $295,000.  On that same date, the payment in full of the $400,000 PIK on the original principal amount of the Bridge Notes was made.  Also on that same date, principal repayment of $1,625,000 was made to the Bridge Investors.

Second Amendment to Bridge Notes and Subordination and Intercreditor Agreements

On March 7, 2014, the Company entered into a Second Amendment to the Secured Promissory Notes (each, a “Second Amended Note,” and collectively, the “Second Amended Notes”) with all but one of the holders (the “Amended Bridge Investors”). Subsequently, on August 20, 2014, the one remaining holder also entered into the Second Amended Notes, and became an “Amended Bridge Investor” (as discussed below).

The Second Amended Notes amended the Bridge Notes to allow the holders the right to convert up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each Bridge Note outstanding as of the entry into the Second Amended Notes and only up to four (4) total conversions of not less than 25% each); the Additional PIK; and all accrued and unpaid interest under each Bridge Note (collectively, the “Conversion Amount”) into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into.  Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows

(A)	prior to June 1, 2014, the Conversion Price was $2.15 per share; and
(B)	following June 1, 2014, the denominator used in the calculation described above is the greater of (i) 80% of the average of the closing price per share of the Company’s publicly-traded common stock for the five (5) trading days immediately preceding the date of the conversion notice provided by the holder; and (ii) $0.50 per share.

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

The Company concluded that the Note Purchase Amendment described above constituted a debt extinguishment rather than a debt modification because a significant conversion feature was added to the terms of the note.  As a result, the Company recorded a loss on debt extinguishment of $823,000 for the year ended December 31, 2014. Accordingly, a debt premium of $563,000 was recorded for the increase in fair value over the carrying value of the notes payable. The unamortized debt premium as of December 31, 2014 was $132,000.

In connection with the Note Purchase Amendment, the convertible debenture was also analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that a beneficial conversion feature existed. The Company extinguished the unamortized portion of the debt discounts associated with the warrants and PIK of $111,000 and $148,000, respectively. The Company recorded $212,000 as a debt discount related to the beneficial conversion feature. The debt discount will be amortized over the term of the Second Amended Notes.

In May and June 2014, six holders of Bridge Notes converted an aggregate of $1,371,000  due under the Bridge Notes into an aggregate of 908,724 shares of common stock of the Company.

During the three months ended September 30, 2014, four holders of Bridge Notes converted an aggregate of $727,000 due under the Bridge Notes into an aggregate of 494,463 shares of common stock of the Company.

In October 2014, one holder of Bridge Notes converted an aggregate of $40,000 due under the Bridge Notes into an aggregate of 49,000 shares of common stock of the Company.

As of December 31, 2014, Bridge Notes with an aggregate principal amount of $555,000 remain outstanding, plus accrued interest of $61,000 and additional PIK of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes. The interest expense related to these notes for the years ended December 31, 2014 and 2013 was $614,000 and $926,000, respectively.

See Note 16 for a discussion of conversions occurring after December 31, 2014.

Related Party Transactions

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, the description of which MIEJ Note below takes into account the amendments to such MIEJ Note as of December 31, 2014) with MIEJ, with an effective date of November 1, 2012. Under the MIEJ Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million under the MIEJ Note, with repaid amounts not being permitted to be re-borrowed. Amounts borrowed under the MIEJ Note were used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the D-J Basin Asset, D-J Basin Asset -related acquisition expenses, and repayment of $432,000 due to Condor as a refund of the performance deposit paid by MIEJ to Condor with respect to the Mississippian Asset acquisition and applied toward the Company’s purchase price of the Mississippian Asset. When drawn, principal borrowed under the MIEJ Note carries an interest rate of 10.0% per annum. Principal and accrued interest under the MIEJ Note is due and payable within ten (10) business days of August 31, 2014. The MIEJ Note may be prepaid in full by PEDCO without penalty, and is secured by all of PEDCO’s ownership and working interests in the FFT2H, Logan 2H, Waves 1H, State 16-7-60 1H and Wickstrom 18-2H wells located in the D-J Basin Asset, and all corresponding leasehold rights pooled with respect to such wells, and PEDCO’s ownership and working interests in each future well drilled and completed in the D-J Basin Asset. The MIEJ Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the D-J Basin Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the MIEJ Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the MIEJ Note on March 25, 2013, for a total current principal amount outstanding under the MIEJ Note of $6.17 million as of December 31, 2014 and 2013. As of December 31, 2014, approximately $330,000 is available for future borrowing by PEDCO under the MIEJ Note. Further, the Company owes $1,203,000 in accrued interest at December 31, 2014 under the MIEJ Note.

On October 8, 2014, MIEJ provided us written notice stating that the MIEJ Note was past due and payable. Pursuant to the subordination language in the MIEJ Note, as amended, MIEJ agreed to subordinate the MIEJ Note to indebtedness for money borrowed from any bank or other non-affiliated financial institution or investment group incurred by the Company in excess of $10 million, which subordinated the MIEJ Note to the Initial Notes issued to the Investors on March 7, 2014 pursuant to the Note Purchase Agreement.

On March 7, 2014, the Company paid an aggregate of $516,000 as repayment in full of amounts due to Condor as a refund of the performance deposit paid by MIEJ to Condor with respect to the Mississippian Asset acquisition and applied toward our purchase price of the Mississippian Asset, and other Mississippian Asset acquisition related expenses.

Furthermore, in February 2015, the Company sold to MIEJ the Company's (i) 20% interest in Condor, and (ii) approximately 972 net acres and interests in three wells located in the D-J Basin Asset that were directly held by the Company in Condor-operated wells. The Company and MIEJ also agreed to aggregate all liabilities owed by the Company to MIEJ and Condor, reducing our debt outstanding with MIEJ and Condor from approximately $9.4 million to $4.925 million and revising and extending the terms of the outstanding debt due to MIEJ, and reducing our senior debt to the investors in the Initial Notes dated March 7, 2014 by $500,000 through MIEJ’s direct repayment of principal due on our Initial Notes. See Note 16.

NOTE 10 – DERIVATIVE LIABILITIES

The Company determined that certain warrants the Company had issued in connection with the Bridge Financing in 2013 (as discussed in Note 9 – Bridge Financing) contained provisions that protected holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could have resulted in modification of the warrants’ exercise price based on a variable that was not an input to the fair value of a “fixed-for-fixed” option. The warrants issued in connection with the Bridge Financing contained anti-dilution provisions that provided for a reduction in the exercise price of such warrants in the event that the Company issued common stock in an underwritten public offering occurring within six (6) months following March 22, 2013, if the price per share of Company common stock issued in the underwritten public offering was less than the Exercise Price of the warrant (as adjusted prior to, or in connection with, such underwritten public offering pursuant to stock splits, stock dividends, reorganizations, mergers, consolidation or sales of assets), then the Exercise Price of the warrant would have been automatically adjusted to equal the offering price per share issued by the Company in the underwritten public offering, provided, however, that this was a one-time adjustment to occur only in connection with the Company’s first underwritten public offering consummated within six (6) months following March 22, 2013. Such warrants were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a Monte Carlo simulation valuation model in the period ended March 31, 2013. As a public offering was not closed prior to the six months expiration of any possible exercise price adjustment on September 22, 2013, the exercise price of the warrants was not reset and the derivative feature of the warrants had no value as of the period ending September 30, 2013. There was no activity for derivative warrant instruments during the year ended December 31, 2014. Activity for derivative warrant instruments during the year ended December 31, 2013, was as follows (in thousands):

Description	Balance at December 31, 2012	Initial valuation of derivative liabilities upon issuance of warrants	Decrease in fair value of derivative liability	Exercise of warrants	Balance at December 31, 2013

Bridge Warrants	$-	$14	$(14)	$-	$-
Total	$-	$14	$(14)	$-	$-

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

NOTE 11 – COMMITMENTS

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014, which has been extended for an additional two years with the term now ending in July 2016, for its corporate office space located in Danville, California. The obligation under this lease as of December 31, 2014 is $81,000.

In March 2014, the Company entered into a non-cancelable lease agreement with a term of three years ending March 31, 2017 (the “Current Houston Lease”), for its operations office space located in Houston, Texas. The obligation under this lease as of December 31, 2014 is $28,000.

In September 2014, the Company entered into a non-cancelable lease agreement with a term of five years ending on or about February 28, 2020 (subject to modification pending delivery of the premises to the Company) (the “New Houston Lease”), which location shall serve as the Company’s expanded operations office space in Houston, Texas, following build-out and availability of the office space, which was completed in February 2015.  The landlord under the Current Houston Lease is the same landlord under the New Houston Lease, and the landlord has agreed that upon delivery of this new office space to the Company, the Current Houston Lease shall be terminated and the Company shall be fully released from such prior lease. The obligation under this lease as of December 31, 2014 is $306,000.

The Company's future commitments related to these leases is $104,000, $91,000,  $61,000, $61,000 and $61,000 in 2015, 2016, 2017, 2018 and 2019, respectively.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the D-J Basin Asset, 7,227 net acres are due to expire in 2015, 2,497 net acres expire in 2016, 400 net acres expire in 2017 and 58 net acres expire thereafter, (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through an active program of drilling and completing producing wells. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

Other Commitments

The Company is not aware of any pending or threatened legal proceedings, nor is the Company aware of any pending or threatened legal proceedings, or any legal proceedings which existed in the last ten years, effecting any current officer, director or control shareholder, or their affiliates.

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

NOTE 12 – SHAREHOLDERS’ DEFICIT

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

Series A Convertible Preferred Stock Designations

At December 31, 2014, the Company was authorized to issue 100,000,000 shares of its Series A Preferred Stock with a par value of $0.001 per share.

Preferred Stock Issuances

During the year ended December 31, 2013, activity in the Company’s preferred stock was as follows:

●
During 2012, the Company had issued 555,556 shares of Series A preferred stock valued at $2.25 per share in connection with the Excellong purchase agreement. The Company had a contingent obligation to repurchase up to the full 555,556 shares of Series A preferred stock at a price per share of $2.25 in the event that, on March 29, 2013 (the date that is twelve months from the closing date), the market value of the stock was less than $1,250,000, and the sellers demand repurchase. Accordingly, the shares were redeemable at the option of the holder as of December 31, 2012 and were classified outside of shareholders’ equity as of that date. On January 27, 2013, the shares redeemable at the option of the holders were converted to redeemable common stock. On March 29, 2013, the market value of the redeemable common stock exceeded $1,250,000, so the sellers were not able to demand redemption and the preferred shares were reclassified to equity as of March 31, 2013.

●	In January 2013, the Company issued 47,059 shares of its Series A preferred stock in connection with a cashless warrant exercise.

●
In January 2013, 6,837,461 shares of the Company’s Series A preferred stock were converted by investors into 6,837,461 shares of the Company’s common stock pursuant to the automatic conversion provisions of the Company’s Series A Convertible Preferred Stock Amended and Restated Certificate of Designations.

At December 31, 2014 and 2013, there were -0- shares of the Company’s Series A preferred stock outstanding.

COMMON STOCK

At December 31, 2014, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the year ended December 31, 2013, the Company issued shares of common stock as follows:

●
In January 2013, the Company issued 13,334 shares of common stock with a grant date fair value of $80,000 to an independent contractor for services provided to the Company. The 13,334 shares issued were for services performed in December of 2012 and recorded as a stock payable in 2012.

●
On January 27, 2013, the Company issued 6,837,461 shares of common stock on a 1-for-1 conversion of all the Company’s 6,837,461 outstanding Series A preferred stock, pursuant to the automatic conversion provisions of the Company’s Series A Convertible Preferred Stock Amended and Restated Certificate of Designations.

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

●
On July 1, 2013, the Company issued an aggregate of 27,804 shares of common stock to Esenjay Oil & Gas, Ltd., Winn Exploration Co., Inc., Lacy Properties, Ltd., and Crain Energy, Ltd. (collectively, “Esenjay”), as additional consideration due to Esenjay upon the spudding by certain wells operated by Condor.  These shares were valued at $116,000. The Company recorded $116,000 as a stock subscription receivable for the total of 27,804 shares at $4.19 per share on the date of grant to reflect the shares issued to Esenjay by the Company on Condor’s behalf. This amount was received during 2013.

●	On July 11, 2013, the Company issued to STXRA 33,815 shares of common stock at a fair value of $110,000 for services in connection with the acquisition of properties in the Mississippian formation.

●
On August 9, 2013, the Company granted an aggregate of 1,165,000 shares of its restricted common stock with an aggregate fair value of $4,369,000 to certain employees of the Company pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s year 2012 annual equity incentive compensation review process. 40% of the shares vested nine months from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company.  On this same date, the Company also granted an aggregate of 25,750 shares of its restricted common stock with an aggregate fair value of $97,000 to certain employees of, and consultants to, the Company pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s year 2012 annual equity incentive compensation review process.  The shares fully vested on the six month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

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

●	On August 20, 2013, the Company issued 4,900 shares of common stock for cash proceeds of $11,000 to a former director of Blast Energy Services, Inc. in connection with the exercise of 4,900 warrants.

●
On September 10, 2013, the Company granted an aggregate of 26,668 shares of its restricted common stock with an aggregate fair value of $120,000 to the two new independent directors of the Company pursuant to the Company’s 2012 Equity Incentive Plan. 100% of the shares vest on the one year anniversary date of grant, contingent upon the recipient’s continued service with the Company.

●	On October 31, 2013, the Company issued 12,768 shares of common stock to an employee in connection with the exercise of 12,768 options on a cashless basis.

●
On November 6, 2013, the Company granted an aggregate of 305,000 shares of its restricted common stock with an aggregate fair value of $924,000, for placement agent services. 100% of the shares vested on January 28, 2014.

●	On December 16, 2013, the Company issued 3,250,000 shares of common stock in connection with its public offering and received $6,282,000 in net proceeds after deducting offering costs.

●	On December 17, 2013, the Company issued 22,148 shares of common stock to an employee in connection with the exercise of 22,148 options on a cashless basis.

●	During the year ended December 31, 2013, the Company received $276,000 from Condor in payment of the stock subscription receivable for 122,812 shares of the Company's New Series A Preferred Stock issued in July 2012.

During the year ended December 31, 2014, the Company issued shares of common stock or restricted common stock as follows:

●	On January 6, 2014, the Company issued 4,453 shares of common stock to a consultant in connection with the exercise of 5,000 options on a cashless basis.

●	On February 6, 2014, the Company issued 29,647 shares of common stock to an unaffiliated third party in connection with the exercise of 33,334 warrants on a cashless basis.

●	On February 11, 2014, the Company issued 20,000 shares of common stock for cash proceeds of $5,000 to STXRA in connection with the exercise of 4,453 options.

●	On February 11, 2014, the Company issued 28,682 shares of common stock to a consultant in connection with the exercise of 33,334 warrants on a cashless basis.

●
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

●
On March 7, 2014, the Company closed an underwritten offering of an aggregate of 3,438,500 shares of common stock at $2.15 per share. The Company received gross proceeds of $7,393,000 before deducting underwriting discounts and offering expenses as a result of the offering.

●
On March 7, 2014, PEDCO MSL and STXRA entered into a letter agreement providing for $406,000 of cash consideration owed to STXRA for consulting services provided by STXRA to PEDCO MSL to be satisfied through the issuance to STXRA of 190,000 shares of restricted common stock of the Company valued at $445,000 on the grant date. These shares were issued on March 24, 2014 and resulted in a loss on settlement of payables of $39,000.

●
On May 21, 2014, the Company issued 18,676 shares of common stock in settlement of accrued compensation of $126,000 due to the members of the Board of Directors of Blast Energy Services, Inc. (“Blast”).  This amount was converted at $6.72 per share under debt conversion agreements entered into at the time of the Company’s merger with Blast.

●
In May and June 2014, six holders of Bridge Notes converted an aggregate of $1,371,000 (principal, accrued interest and payment-in-kind amounts) due under the Bridge Notes into an aggregate of 908,724 shares of common stock of the Company.

●
On July 1, 2014, the Company granted an aggregate of 1,370,000 shares of its restricted common stock with an aggregate fair value of $2,658,000, based on the market price on the date of grant, to certain employees of the Company pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2013 annual equity incentive compensation review process, which had been delayed and deferred by the Board of Directors from December 2013 due to certain pending public offerings and transactions at that time. With respect to 1,285,000 of the shares, 20% of the shares vest six months from the date of grant, 20% vest nine months from the date of grant, 20% vest one year from the date of grant, 10% vest eighteen months from the date of grant, 10% vest two years from the date of grant, 10% vest thirty months from the date of grant and the final 10% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company. With respect to 85,000 of the shares, 25% of the shares vest six months from the date of grant, 15% vest one year from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company.  All shares of restricted common stock granted under the 2012 Amended and Restated Equity Incentive Plan are held in escrow and will be released to the employees upon the date the shares vest.

●
On July 15, 2014, the Company issued 22,500 shares to a financial advisor valued at $2.17 per share, based on the fair value of the stock on the date granted, for a consulting services agreement signed by the Company in the amount of $49,000.

●
On September 2, 2014, the Company issued 77,000 shares of common stock in full satisfaction of certain reimbursable fees and expenses due to a third party, with such amount converted at $1.89 per share, the market price on the date of the agreement.

●	In July and September, 2014, four holders of Bridge Notes converted an aggregate of $727,000 due under the Bridge Notes into an aggregate of 494,463 shares of common stock of the Company.

●
On October 8, 2014, the Company granted 200,000 shares of its restricted common stock with a fair value of $282,000, based on the market price on the date of grant, to an employee pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan.  20% of the shares vest on the six month anniversary of the grant date, 20% vest on the twelve month anniversary of the grant date, 15% vest on the eighteen month anniversary of the grant date, 15% vest on the twenty-four month anniversary of the grant date, 15% vest on the thirty month anniversary of the grant date and 15% vest on the thirty-six month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

●
On October 8, 2014, the Company granted 100,000 shares of its restricted common stock with a fair value of $141,000, based on the market price on the date of grant, to an employee pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan.  25% of the shares vest on the six month anniversary of October 6, 2014 (the “Vesting Commencement Date”), 15% vest on the twelve month anniversary of the Vesting Commencement Date, 15% vest on the eighteen month anniversary of the Vesting Commencement Date, 15% vest on the twenty-four month anniversary of the Vesting Commencement Date, 15% vest on the thirty month anniversary of the Vesting Commencement Date and 15% vest on the thirty-six month anniversary of the Vesting Commencement Date, all contingent upon the recipient’s continued service with the Company.

●	On October 22, 2014, a holder of Bridge Notes converted an aggregate of $40,000 due under the Bridge Notes into an aggregate of 49,408 shares of common stock of the Company.

●
On November 4, 2014, the Company granted 14,000 fully-vested shares of its restricted common stock with a fair value of $11,000, based on the market price on the date of grant, to a consultant pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan.

●
On November 28, 2014, the Company entered into various Common Stock and Warrant Subscription Agreements (the “Subscription Agreements”) with 73 accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 3,323,734 units, each composed of (i) one share of the Company’s common stock  and (ii) one five-year warrant exercisable for one share of the Company’s common stock, which were evidenced by Warrants For The Purchase of Common Stock, at a purchase price of $0.65 per Unit. The net proceeds to the Company from this transaction  was approximately $1,838,000, after deducting various fees, expenses and legal fees of the placement agent and an advisor. The relative fair value of the warrants issued was $681,000; and the relative fair value of the stock issued was $1,479,000; total value of units issued was $2,160,000 at $0.65 per unit.

Stock compensation expense recorded related to restricted stock during the year ended December 31, 2014 was $3,558,000. The remaining amount of unamortized stock compensation expense related to restricted stock at December 31, 2014 was $2,509,000.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Under Blast's 2003 Stock Option Plan and 2009 Stock Incentive Plan, 3,424 shares of common stock were granted and remained outstanding and exercisable as of December 31, 2014 and 2013. No new options were issued under these plans in 2013 or 2014.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014 to increase by 5,000,000 the number of shares of common stock reserved for issuance under the Plan. A total of 7,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 2,654,627 shares have been issued as restricted stock, 1,421,419 shares are subject to issuance upon exercise of issued and outstanding options, and 2,923,954 remain available for future issuance as of December 31, 2014.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of December 31, 2014, options to purchase an aggregate of 405,804 shares of the Company’s common stock and 591,791 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). As of December 31, 2013, options to purchase 1,221,667 shares of PEDCO common stock and 551,667 shares of PEDCO restricted common stock had been granted under this plan. The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

On August 9, 2013, the Company granted options to purchase an aggregate of 104,500 shares of common stock to four consultants and employees at an exercise price of $3.75 per share, pursuant to the Company’s 2012 Equity Incentive Plan and in connection with the Company’s 2012 annual equity incentive compensation review process. The options have terms of five years and fully vest in August 2016. With respect to options to purchase an aggregate of 64,500 shares, 40% of the shares subject to the options vested six months from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company. With respect to options to purchase an aggregate of 40,000 shares, 25% of the shares subject to the options vested six months from the date of grant, 15% vest twelve months from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $229,000. Variables used in the Black-Scholes option-pricing model for the options issued included: (1) a discount rate of 0.61%, (2) expected term of 3.5 years, (3) expected volatility of 85%, and (4) zero expected dividends.

During the year ended December 31, 2013, the Company recognized option stock-based compensation expense of $564,000. The remaining amount of unamortized stock options expense at December 31, 2013 was $146,000. The Black-Scholes option-pricing model was used to determine fair value. Variables used in the Black-Scholes option-pricing model for the options used included: (1) a discount rate range of 0.3% to 1.4%. (1) expected term of 2 to 3.5 years, (3) expected volatility range of 85% to 173%, and (4) zero expected dividends.

On March 5, 2014, the Company granted options to purchase 80,000 shares of common stock to an employee at an exercise price of $2.50 per share. 25% of the shares vest on the twelve month anniversary of February 5, 2014 (“ March Vesting Commencement Date”), 15% vest eighteen months of the  March Vesting Commencement Date, 15% vest two years of the March Vesting Commencement Date, 15% vest two and one-half years of the March Vesting Commencement Date, 15% vest three years of the March Vesting Commencement Date, and the balance of 15% three and one-half years following the March Vesting Commencement Date, all contingent upon the recipient’s continued service with the Company. The fair value of the options on the date of grant, using the Black-Scholes model, is $126,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.54%, (2) expected term of 4.4 years, (3) expected volatility of 83%, and (4) zero expected dividends.

On July 1, 2014, the Company granted options to purchase an aggregate of 267,500 shares of common stock to certain of its consultants and employees at an exercise price of $1.94 per share, pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2013 annual equity incentive compensation review process. The options have terms of five years and fully vest in June 2017.  25% vest six months from the date of grant, 15% vest one year from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest thirty months from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company.   The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $293,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.66%, (2) expected term of 3.5 years, (3) expected volatility of 77%, and (4) zero expected dividends.

On October 8, 2014, the Company granted options to purchase 100,000 shares of common stock to an employee at an exercise price of $1.41 per share. 25% vest on the six month anniversary of October 6, 2014 (the “Vesting Commencement Date”), 15% vest on the twelve month anniversary of the October Vesting Commencement Date, 15% vest on the eighteen month anniversary of the October Vesting Commencement Date, 15% vest on the twenty-four month anniversary of the October Vesting Commencement Date, 15% vest on the thirty month anniversary of the October Vesting Commencement Date and 15% vest on the thirty-six month anniversary of the October Vesting Commencement Date, all contingent upon the recipient’s continued service with the Company. The fair value of the options on the date of grant, using the Black-Scholes model, is $88,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.57%, (2) expected term of 4.25 years, (3) expected volatility of 83%, and (4) zero expected dividends.

During the year ended December 31, 2014, the Company recognized option stock-based compensation expense of $318,000. The remaining amount of unamortized stock options expense at December 31, 2014 was $559,000.  The Black-Scholes option-pricing model was used to determine fair value. Variables used in the Black-Scholes option-pricing model for the options issued in 2014 included: (1) a discount rate range of 1.54% to 1.66%, (2) expected term of 3.5 to 4.4 years, (3) expected volatility range of 77% to 83%, and (4) zero expected dividends.

The intrinsic value of outstanding and exercisable options at December 31, 2014 was $34,000 and $34,000, respectively.

Option activity during the year ended December 31, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1, 2014	1,404,724	$0.80	8.1
Granted	447,500	1.92
Exercised	(25,000)	0.24

Outstanding at December 31, 2014	1,827,224	$1.08	6.5

Exercisable at December 31, 2014	1,317,024	$0.67	7.3

Option activity during the year ended December 31, 2013 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1, 2013	1,218,206	$0.92	9.3
Granted	104,500	3.75
Rescission of granted options	127,800	0.48
Exercised	(39,000)	0.28
Forfeited and cancelled	(6,782)	21.99

Outstanding at December 31, 2013	1,404,724	$0.80	8.1

Exercisable at December 31, 2013	1,182,309	$0.57	8.4

Summary of options outstanding and exercisable as of December 31, 2014 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$0.24	0.5	121,667	121,667
0.30	0.2	59,335	59,335
0.51	4.4	1,090,800	1,090,800
1.41	0.3	100,000	-
1.94	0.7	267,500	-
2.50	0.2	80,000	-
3.75	0.2	104,500	41,800
30.24	-	2,976	2,976
67.20	-	446	446
$0.24 to $67.20	6.5	1,827,224	1,317,024

Summary of options outstanding and exercisable as of December 31, 2013 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$0.24	0.8	146,667	146,667
0.30	0.3	59,335	50,500
0.51	6.6	1,090,800	981,720
3.75	0.3	104,500	-
30.24	0.1	2,976	2,976
67.20	-	446	446
$0.24 to $67.20	8.1	1,404,724	1,182,309

Warrants

Issuance of Warrants

In March 2013, the Company issued warrants to purchase 76,198 shares of the Company’s common stock to investors in conjunction with its Bridge Financing. Fair value of $244,000 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the warrants issued included: (1) discount rate of 0.60%; (2) expected term of 4 years; (3) expected volatility of 85%; and (4) zero expected dividends. Fair value of $257,000 was recorded as a debt discount which was calculated using Monte Carlo simulation.

Somerley Limited (“Somerley”) acted as the Company’s placement agent with respect to a portion of the Bridge Financing sold to non-U.S. investors. As compensation, in March 2013, Somerley received total cash fees of $40,000 and Bridge Warrants to purchase a total of up to 9,524 shares of the Company’s common stock at an exercise price of $5.25 per share valued at $31,000 using the Black-Scholes option pricing model.

On July 15, 2013, the Company issued a five-year warrant exercisable for 240,000 shares of the Company’s common stock on a cashless basis to an investor relations consultant as partial consideration for certain investor relations services to be provided to the Company (the “IR Warrant”). The fair value calculated using the Black-Scholes option-pricing model on the date of issuance was $285,000. The IR Warrant has an exercise price per share of $5.00, and vested with respect to 50% of the shares issuable thereunder upon the IR Warrant issuance date, and 50% on February 1, 2014, subject to continued engagement by the Company of the investor relations consultant on such date. Variables used in the Black-Scholes option-pricing model for the warrants issued included: (1) discount rate of 0.66%; (2) expected term of 2.5 years; (3) expected volatility of 85%; and (4) zero expected dividends. On October 9, 2013, the investor relations consultant notified the Company that it was immediately winding-down its operations and was terminating all investor relations engagements, including with the Company. Accordingly, the Company cancelled the IR Warrant in full on October 25, 2013 due to non-performance by the consultant. No expense was recorded for these warrants.

In connection with the August 2013 Private Placement, the Company issued (after taking into account the rescission of certain securities previously issued as discussed below) warrants exercisable for (i) an aggregate of 333,333 shares of Common Stock at $3.75 per share, (ii) an aggregate of 333,333 shares of Common Stock at $4.50 per share, and (iii) an aggregate of 333,333 shares of Common Stock at $5.25 per share issued to the Lead Investor in the Private Placement.  The fair value of the warrants on the date of grant was $1,309,000.

On December 16, 2013, the Company issued 166,684 warrants in connection with the amendment and extension of repayment of certain bridge notes, with a fair value of $181,000. Variables used in the Black-Scholes option-pricing model for the warrants issued included: (1) discount rate of 1.55%; (2) expected term of 2 years; (3) expected volatility of 86%; and (4) zero expected dividends.

On March 7, 2014, upon the closing of the Note Purchase Agreement discussed in Note 4 above, the Company granted Casimir Capital LP warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.50 per share (the closing sales price of our common stock on the date immediately prior to the closing date of the Note Purchase Agreement), which warrants have cashless exercise rights and a term of five years (the “Casimir Warrants”). The fair value of these warrants using the Black-Scholes model, is $1,520,000 and were recorded as a debt discount and will be amortized over the term of the financing facility. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.65%, (2) expected term of 5 years, (3) expected volatility of 83%, and (4) zero expected dividends.

On November 28, 2014, the Company entered into various Common Stock and Warrant Subscription Agreements (the “Subscription Agreements”) with 73 accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 3,323,734 units, each composed of (i) one share of the Company’s common stock  and (ii) one five-year warrant exercisable for one share of the Company’s common stock, which were evidenced by Warrants For The Purchase of Common Stock, at a purchase price of $0.65 per Unit. The Company also issued 377,024 five-year warrants to the placement agent and advisors related to this offering.

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

Reissuance of Warrants

On June 30, 2014, the Company re-issued two warrants to MIE Jurassic Energy Corporation (“MIEJ”), the Company's joint venture partner in Condor , in order to extend their exercise terms through June 30, 2015 (the “Warrants”). The Warrants were originally issued on May 23, 2012 to MIEJ and expired unexercised pursuant to their terms on May 23, 2014. These two re-issued Warrants have the same terms and conditions as the originally issued warrants, including being exercisable on a cash-only basis for 166,667 shares of common stock of the Company at $3.75 per share and for 166,667 shares of common stock of the Company at $4.50 per share. The Warrants were re-issued in consideration of the Company’s continued relationship with, and financial support from, MIEJ, and simply extended the exercise term of the previously issued warrants. The fair value of these warrants using the Black-Scholes model is $84,000 and was recorded as stock compensation expense. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) a discount rate of 0.11%, (2) expected term of 1 year, (3) expected volatility of 83%, and (4) zero expected dividends.

During the years ended December 31, 2014 and 2013, the Company recognized warrant stock-based compensation expense of $228,000 and $0, respectively.

The intrinsic value of outstanding and exercisable warrants at December 31, 2014 and 2013 was $0 and $125,000, respectively.

Warrant activity during the year ended December 31, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2014	3,053,370	$4.12	2.5
Granted	5,034,092	1.50
Exercised	(58,329)	0.27
Forfeited and cancelled	(1,435,004)	4.24

Outstanding at December 31, 2014	6,594,129	$2.13	3.9

Exercisable at December 31, 2014	6,594,129	$2.13	3.9

Warrant activity during the year ended December 31, 2013 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2013	633,631	$18.25	2.4
Granted	2,452,408	4.38
Exercised	(4,900)	2.25
Forfeited and cancelled	(27,769)	349.54

Outstanding at December 31, 2013	3,053,370	$4.12	2.5

Exercisable at December 31, 2013	3,053,370	$4.12	2.5

Summary of warrants outstanding and exercisable as of December 31, 2014 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$1.00	2.8	3,700,758	3,700,758
2.25	-	107,628	107,628
2.34	0.2	166,684	166,684
2.50	0.6	1,000,000	1,000,000
3.75	0.1	566,668	566,668
4.50	0.1	566,668	566,668
5.25	0.1	485,723	485,723
$1.00 to $5.25	3.9	6,594,129	6,594,129

Summary of warrants outstanding and exercisable as of December 31, 2013 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$0.24	0.1	33,334	33,334
0.30	0.1	33,333	33,333
2.25	0.1	200,961	200,961
2.34	0.1	166,684	166,684
3.75	0.7	900,001	900,001
4.50	0.7	900,001	900,001
5.25	0.7	819,056	819,056
$0.24 to $5.25	2.5	3,053,370	3,053,370

NOTE 14 – RELATED PARTY TRANSACTIONS

In connection with the drilling and completion of the initial well on the D-J Basin Asset, and in light of the Company’s then-existing cash position, MIE Holdings loaned funds to PEDCO, equal to all of the Company’s proportional fees and expenses on that project, and loaned funds to PEDCO sufficient to fund the Company’s 20% portion of Condor expenses incurred in connection with the second and third wells drilled and completed by Condor on the D-J Basin Asset in February 2013.

Note Payable – MIEJ. On July 9, 2013, the Company and MIEJ agreed to amend the Secured Subordinated Promissory Note (the “Original PEDCO-MIEJ Note”) previously entered into on March 25, 2013 by PEDCO and MIEJ, to extend the maturity date from December 31, 2013 to August 31, 2014, and to remove the maturity trigger upon the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company.  The Amended and Restated Secured Subordinated Promissory Note (the “Amended Note”), dated July 9, 2013, amended and restated the Original PEDCO-MIEJ Note.  Under the Amended Note, PEDCO may draw down multiple advances up to a maximum of $6.5 million outstanding principal under the Note, with repaid amounts not being permitted to be re-borrowed.  Amounts borrowed under the Amended Note may be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the D-J Basin Asset located in Weld and Morgan Counties, Colorado (the “D-J Basin Asset”).  When drawn, principal borrowed under the Amended Note carries an interest rate of 10.0% per annum.  Principal and accrued interest under the Amended Note are due and payable within ten (10) business days of August 31, 2014 (previously the due date was December 31, 2013 or the closing of a debt or equity financing transaction with gross proceeds of $10 million to the Company).  The Amended Note may be prepaid in full by the Company without penalty, and is secured by all of PEDCO’s ownership and working interest in the FFT2H, Waves 1H, and Logan 2H wells located in the D-J Basin Asset, and all corresponding leasehold rights pooled with respect to such well, and PEDCO’s ownership and working interest in each future well drilled and completed in the D-J Basin Asset.  Amounts borrowed under the Note may only be used by PEDCO to fund fees and expenses allocable to PEDCO with respect to its operations in the D-J Basin Asset, D-J Basin Asset-related acquisition expenses, and repayment of $432,000 due to Condor as a refund of the performance deposit paid by MIEJ with respect to the terminated Mississippian Asset acquisition agreement by Condor and applied toward the Company’s purchase price of the Mississippian Asset. On March 7, 2014, the Company repaid this $432,000 due in full.

On October 8, 2014, MIEJ provided us written notice stating that the Note was past due and payable. Pursuant to the subordination language in the Note, as amended, MIEJ agreed to subordinate the Note to indebtedness for money borrowed from any bank or other non-affiliated financial institution or investment group incurred by the Company in excess of $10 million, which subordinated the Note to the Initial Notes issued to the Investors on March 7, 2014 pursuant to the Note Purchase Agreement. Notwithstanding the notice from MIEJ and the Company’s confidence based on the subordination language in the Note that no payments are due or payable at this time, it is the Company’s desire that with approval of the Investors, the Company will be able to use a portion of the Company’s available cash flow from operations to make payments from time to time on the Note prior to the maturity of the Initial Notes in March 2017.

Bridge Financing -- Frank C. Ingriselli and Clark R. Moore.  On March 22, 2013, the Company closed a private placement of $4.0 million aggregate principal amount of secured promissory notes (the “Bridge Notes”), together with warrants exercisable for a total of up to 76,198 shares of the Company’s common stock (the “Bridge Warrants,” and, together with the Bridge Notes, the “Bridge Securities”). At the closing of the bridge financing (the “Bridge Financing”), the Company entered into Note and Warrant Purchase Agreements with a total of 16 individual and institutional investors (collectively, the “Bridge Investors”), including ten (10) current shareholders, pursuant to which the Company sold and issued to the Bridge Investors a total of $4.0 million aggregate principal amount of Bridge Notes and Bridge Warrants to purchase up to a total of 76,198 shares of the Company’s common stock (the "Note and Warrant Purchase Agreements").  Frank C. Ingriselli, the Company’s Chief Executive Officer and member of the Board of Directors, and Clark R. Moore, the Company’s Executive Vice President and General Counsel, each participated in the Bridge Financing, purchasing Bridge Notes with an aggregate principal amount of $1 million and receiving Bridge Warrants exercisable for up to 19,048 shares of the Company’s common stock, and purchasing Bridge Notes with an aggregate principal amount of $50,000 and receiving Bridge Warrants exercisable for up to 953 shares of the Company’s common stock, respectively.

On December 13, 2013 Frank C. Ingriselli, the Company’s Chief Executive Officer and member of the Company’s Board of Directors, agreed to defer $500,000 of the original $1.0 million principal amount outstanding under his Bridge Note, and on the Payment Date, the Company paid $74,000 in accrued interest and $100,000 in PIK amounts due, and repaid 50% of his outstanding principal amount of $500,000. Mr. Ingriselli received a New Warrant exercisable for 38,096 shares of the Company’s common stock valued at $41,000 on the grant date. On December 13, 2013 Clark R. Moore, the Company’s Executive Vice President and General Counsel, agreed to defer $25,000 of the original $50,000 principal amount outstanding under his Bridge Note, and on the Payment Date, the Company paid $4,000 in accrued interest and $5,000 in PIK amounts due, and repaid 50% of his outstanding principal amount of $25,000. Mr. Moore received a New Warrant exercisable for 1,906 shares of the Company’s common stock valued at $2,000 on the grant date.

Mr. Ingriselli and Mr. Moore transferred their Bridge Notes to non-affiliates of the Company prior to the further amendment of such Bridge Notes in March 2014, and as such, such officers no longer hold any Bridge Notes or related rights.  See Note 9.

Accounts Payable – Condor. Accruals for drilling costs due to Condor as a working interest owner and revenue receivable due from Condor as a working interest owner represent capital expenditures, lease operating expenses and revenues allocable to the Company for its various working interests in the wells from 12.60% to 18.75% and its net revenue interest varies from 10.01% to 15.00%. At December 31, 2014, Condor owes the Company $21,000 from production sales related to the Company’s net revenue interest in the D-J Basin Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet. At December 31, 2014, the Company owes Condor $30,000 from production related expenses and $1,853,000 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet.

Related to the February 22, 2013, Agreement for Purchase of Term Assignment (the “Purchase Agreement”) between PEDCO MSL and Berexco for the acquisition of the Mississippian Asset and approximately 10.5 square miles of related 3-D seismic data, for an aggregate purchase price of $4,207,000, the $865,000 initial deposit due from PEDCO MSL to Berexco were funds which were initially held in escrow by Berexco on Condor’s behalf in connection with a previously contemplated transaction between Condor and Berexco. In February 2013, MIEJ elected not to participate in the Mississippian Asset acquisition transaction through Condor, the seller and PEDCO MSL agreed to restructure the Mississippian Asset acquisition transaction to provide for PEDCO MSL to be the sole buyer and apply the performance deposit previously paid toward the purchase price due from us in the restructured transaction, and PEDCO MSL was obligated to refund to Condor the amount of $432,000 representing the 50% of the deposit paid by MIEJ to Condor, which amount was repaid on March 7, 2014. As of December 31, 2013, the $432,000 is reflected in accounts payable - related party in the accompanying balance sheet.

During the years ended December 31, 2014 and 2013, the Company charged $670,000 and $667,000, respectively, in expenses related to a management services agreement with Condor. This management fee represents an amount agreed upon between MIEJ and the Company as being reflective of the approximate amount of time and resources the Company personnel dedicates to Condor-related matters on a monthly basis. As of December 31, 2014, the Company had accrued $56,000 in amounts due from Condor under the agreement.

NOTE 15 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2014 and 2013.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the change in the valuation allowance.

Deferred income tax assets for years ended December 31, 2014 and 2013 are as follows (in thousands):

Deferred Tax Assets (Liabilities)	Year ended December 31, 2014	Year ended December 31, 2013
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$1,385	$562
Net operating losses	4,131	4,131
Impairment – oil and natural gas properties	(1,122)	(1,122)
Other	623	(34)
Total deferred tax asset	5,017	3,537

Less valuation allowance	(5,017)	(3,537)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013. The net change in the total valuation allowance from December 31, 2013 to December 31, 2014, was an increase of $1,480,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2014 and 2013, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2014 and 2013.

As of December 31, 2014, the Company has federal net operating loss carryforwards of approximately $43,607,000 and $49,922,000 (subject to limitations) for federal and state tax purposes, respectively, which if not utilized, will expire beginning in 2032 and 2023, respectively, for both federal and state purposes.

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

NOTE 16 – SUBSEQUENT EVENTS

D-J Basin Asset Acquisition

On February 23, 2015 (the “Closing”), we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with GGE, pursuant to which the Company, through Red Hawk, acquired from GGE all of its rights, title and interest in approximately 12,977 net acres in the D-J Basin located almost entirely within Weld County, Colorado, including acreage located in the Wattenberg core area and interests in 53 gross wells (the "Acquired Assets").

As consideration for the acquisition of the Acquired Assets, the Company: (i) issued to GGE 3,375,000 restricted shares of common stock and 66,625 restricted shares of the Company’s newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”), (ii) assumed approximately $8.35 million of subordinated debt from GGE (the “Junior Debt”) pursuant to an Assumption and Consent Agreement and an Amendment to Note and Security Agreement, and (iii) provided GGE with a one-year option to acquire the Company’s interest in the Caspian SPA for $100,000 pursuant to a Call Option Agreement (the “Kazakhstan Call Option Agreement”).

Pursuant to the Purchase Agreement, the Board of Directors has formally increased the size of the Company’s Board of Directors from three (3) members to five (5) members, and provided GGE the right to appoint designees to fill the two (2) vacant seats, one of which must be an independent director provided that no designees have been appointed to date. The Board appointment rights continue until GGE no longer holds any of the Tranche One Shares (defined below). The Company has further agreed that, within ninety (90) days of the Closing, extendable by up to an additional forty-five (45) days in the event the Company is a party to a material corporate transaction that requires shareholder approval, the Company shall file all required documentation with the SEC necessary to seek shareholder approval (the “Shareholder Approval”) of the Certificate of Designation (defined below), the issuance of the Company’s common stock upon conversion of the Series A Preferred, and to include the Company’s Board of Directors’ recommendation to the shareholders that they approve these matters.

Pursuant to the Company’s Amended and Restated Certificate of Designations of PEDEVCO Corp. The Company established the Designations, Preferences, Limitations, and Relative Rights of its Series A Convertible Preferred Stock (the “Certificate of Designation”), the 66,625 shares of Series A Preferred issued to GGE (which represent all of the Series A Preferred designated (i) have a liquidation preference senior to all of the Company’s common stock equal to $400 per share (the “Liquidation Preference”), (ii) accrue an annual dividend equal to 10% of their Liquidation Preference, payable annually from the date of issuance (the “Dividend”), (iii) vote together with the common stock on all matters, with each share having one (1) vote, and (iv) are not convertible into common stock of the Company until Shareholder Approval is received. Upon the Company’s receipt of Shareholder Approval, (x) the Series A Preferred automatically cease accruing Dividends and all accrued and unpaid Dividends are automatically forfeited and forgiven in their entirety, (y) the Liquidation Preference of the Series A Preferred is reduced to $0.001 per share from $400 per share, and (z) each share of Series A Preferred is convertible into common stock on a 1,000:1 basis, subject to a lock-up that prohibits GGE from selling the shares through the public markets for less than $1 per share (on an as-converted to common stock basis) for a period that is twelve (12) months following the Closing, provided that no conversion is allowed in the event the holder thereof would beneficially own more than 9.99% of the Company’s common stock or voting stock.

In the event the Company repays all amounts due and outstanding under the March 2014 financing within nine (9) months of the Closing, the Company is entitled, at its option, to redeem (or assign the right to redeem or purchase) the Series A Preferred as follows: (i) for the first nine (9) months following the Closing, the Company may repurchase and redeem any or all of 15,000 shares of Series A Preferred (the “Tranche One Shares”) at a repurchase price of $500 per share; (ii) following the first nine (9) months after the Closing until twenty-four (24) months following the Closing, the Company may repurchase and redeem any or all of the outstanding Tranche One Shares or any or all of an additional 15,000 shares of Series A Preferred (the “Tranche Two Shares”) at a repurchase price of $650 per share; and (iii) following twenty-four (24) months after the Closing until thirty-six (36) months following the Closing, the Company may repurchase and redeem any or all remaining outstanding shares of Series A Preferred at a repurchase price of $800 per share (collectively, the “Company Redemption Rights”). In addition, in the event the Company repays the March 2014 financing and redeems all the Tranche One Shares within nine (9) months of the Closing, (i) 25,000 shares of Series A Preferred (the “Tranche Four Shares”) are automatically redeemed and repurchased by the Company for $0 per share, and (ii) GGE may request (but not require) that the Company redeem and repurchase (x) the Tranche Two Shares (or such portion thereof that is then outstanding) at a redemption price of $650 per share for a period of thirty (30) days following the twenty-fourth (24th) month anniversary of the Closing, and (y) the Tranche Two Shares (or such portion thereof that is then outstanding) and 11,625 shares of Series A Preferred (the “Tranche Three Shares”) at a redemption price of $800 per share for a period of thirty (30) days following the thirty-sixth (36th) month anniversary of the Closing (the “Holder Redemption Requests”). In the event the Company does not redeem and repurchase (or if the Company has assigned such right, another party has redeemed or purchased) all such shares pursuant to the Holder Redemption Requests, the holders thereof have no recourse against the Company, provided that if the Company (or if applicable, the third party) does not repurchase and redeem all such requested shares, and the average closing price of the Company’s common stock over the thirty (30) day period immediately preceding the third anniversary of the Closing is below $0.80 per share, then the Company is required to issue the holders up to an additional 10,000 shares of Series A Preferred, pro-rated based on the actual number of shares redeemed and repurchased by the Company.

The Assumption and Consent Agreement provides that, the Company assumes all of GGE’s rights, obligations and liabilities under that certain Note and Security Agreement, dated April 10, 2014 (the “GGE Note”), as amended on February 23, 2015, the (“Amended GGE Note”). The lender under the Amended GGE Note is RJC, and the Amended GGE Note has an aggregate principal balance of $8,353,000. The Amended GGE Note is due and payable on December 31, 2017, and bears interest at the per annum rate of twelve percent (12%) (24% upon an event of default), with interest payable monthly by the Company. The Amended GGE Note is subordinate to the March 2014 financing, as well as any future secured indebtedness of the Company from a lender with an aggregate principal amount of at least $20,000,000 (“Future PEDEVCO Loan”). Should the Company repay the March 2014 financing and replace such indebtedness with a Future PEDEVCO Loan, then, upon the reasonable request of such senior lender, RJC agreed to further amend the Amended GGE Note to adjust the frequency of interest payments or to eliminate such payments and replace the same with accrued interest to be paid at maturity.

The GGE Note contains customary representations, warranties, covenants and requirements for the Company to indemnify RJC and its affiliates, related parties and assigns. The GGE Note also includes various covenants (positive and negative) binding the Company, including requiring that the Company provide RJC with quarterly (unaudited) and annual (audited) financial statements, restricting the Company’s creation of liens and encumbrances, or sell or otherwise disposing, the Collateral (as defined therein). RJC is one of the lenders under the March 2014 financing, and is an affiliate of GGE.

The Purchase Agreements provide that for a period of one (1) year following the Closing, GGE may acquire from the Company, for a purchase price of $100,000, either (i) that certain promissory note (the “A6 Promissory Note”), in the principal amount of $5 million, issued by Asia Sixth Energy Resources Limited (“Asia Sixth”) to Pacific Energy Development Corp. (“PEDCO”), on August 1, 2014, or (ii) in the event the A6 Promissory Note is exchanged for capital stock in Caspian Energy Inc. (the “CEI Stock”) pursuant to that certain Share Purchase Agreement dated as of August 1, 2014, between PEDCO, Asia Sixth, and certain other parties, GGE may acquire the CEI Stock from the Company for $100,000.

Settlement Agreement with MIEJ

On February 19, 2015 (the “MIEJ Closing Date”), the Company and PEDCO entered into a Settlement Agreement (the “MIEJ Settlement Agreement”) with MIEJ. Pursuant to the MIEJ Settlement Agreement, (i) MIEJ and PEDCO agreed to restructure the MIEJ Note through the entry into a new Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015 (the “New MIEJ Note”); (ii) PEDCO agreed to sell its (x) full 20% ownership in Condor (the “Condor Interests”) to MIEJ pursuant to a Membership Interest Purchase Agreement (the “Condor Purchase Agreement”), and (y) interests in approximately 945 net acres and interests in three (3) wells located in PEDCO’s legacy non-core Niobrara acreage located in Weld County, Colorado, that were directly held by PEDCO (the “PEDCO Direct Interests”) to Condor pursuant to an Assignment (the “PEDCO Direct Interests Assignment”); (iii) Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that was due from PEDCO with respect to the PEDCO Direct Interests, and (iv) certain other which had the net effect of reducing approximately $9.4 million in aggregate liabilities due from PEDCO to MIEJ and Condor to $4.925 million, which is the new principal amount of the New MIEJ Note. In addition, pursuant to the MIEJ Settlement Agreement, (a) in consideration for the PEDEVCO Senior Loan Investors releasing their security interest on the Condor Interests and PEDCO Direct Interests, MIEJ paid $500,000 to the March 2014 financing investors as a principal reduction on the March 2014 financing, which directly benefits PEDEVCO, (b) PEDCO paid $100,000 as a principal reduction under the MIEJ-PEDCO Note, (c) MIEJ confirmed that the MIEJ-PEDCO Note was paid in full and that PEDCO owes no amounts to MIEJ or Condor other than the principal amount due as reflected in the New MIEJ Note.

The New MIEJ Note, bears an interest rate of 10.0% per annum with no interest due until Maturity (defined below) or except as detailed below, is secured by all of the Company’s current and after-acquired assets, and is subordinated  to the March 2014 financing as well as to New Senior Lending (defined below); however, MIEJ has no control over the cash flow of the Company, nor is MIEJ’s consent required in connection with any disposition, sale, or use of any assets of the Company or any of its subsidiaries at any time in the future, provided that the requirements of the New MIEJ Note requiring the prepayment of interest, where applicable, as described below are followed. After the MIEJ Closing Date, the Company may enter into a loan, or a series of new loans or any other new non-equity investment or assumption of indebtedness (a “New Senior Lending”) which will be senior to the New MIEJ Note, without the prior consent of MIEJ, provided that, in addition to the approximately $35 million principal balance of the March 2014 financing, the New Senior Lending is subject to a cap of an additional $60 million in the aggregate, such that the total lending, debt or similar investment under such cap shall not exceed $95 million in the aggregate (the “Senior Debt Cap”), with any portion of New Senior Lending in excess of the Senior Debt Cap advanced first to MIEJ until the New MIEJ Note is paid in full. The New MIEJ Note shall automatically, and without further consent from MIEJ, be subordinated to any such New Senior Lending. Should the Company enter into any new financing transaction that results in raising New Senior Lending of at least $20 million in excess of the balance of the March 2014 financing, then MIEJ has a right to be paid all interest and fees that have accrued on the New MIEJ Note each and every time that a new financing transaction reaches or exceeds the $20 million threshold. The New MIEJ Note is due and payable on March 8, 2017, subject to automatic extensions upon the occurrence of a Long-Term Financing or PEDEVCO Senior Lending Restructuring (each as defined below) (the “Maturity”). After the MIEJ Closing Date, on a onetime basis, the March 2014 financing may be refinanced by a new loan (“Long-Term Financing”) by one or more third party replacement lenders (“Replacement Lenders”), and in such event the Company shall undertake commercially reasonable best efforts to cause the Replacement Lenders to simultaneously refinance both the March 2014 financing and the New MIEJ Note as part of such Long-Term Financing. Despite such efforts, should the Replacement Lenders be unable or unwilling to include the New MIEJ Note in such financing, then the Long-Term Financing may proceed without including the New MIEJ Note, and the New MIEJ Note shall remain in place and shall be automatically subordinated, without further consent of MIEJ, to such Long-Term Financing. Furthermore, upon the occurrence of a Long-Term Financing, the Maturity of the New MIEJ Note automatically extends, without further consent of MIEJ, to the same maturity date of the Long-Term Financing (the “Extended Maturity Date”), provided that the Extended Maturity Date may not exceed March 8, 2020. Additionally, upon the closing of such Long-Term Financing: (a) the Long-Term Financing is required to be subject to the Senior Debt Cap, (b) the Company is required to make commercially reasonable best efforts for the Long-Term Financing to include adequate reserves or other payment provisions whereby MIEJ is paid all interest and fees accrued on the New MIEJ Note commencing as of March 8, 2017 (and annually thereafter, until such time as the New MIEJ Note is paid in full), but in any event the Replacement Lenders are required to agree to allow for quarterly interest payments (starting March 31, 2017) of not less than 5% per annum on the outstanding balance of the New MIEJ Note, plus a one-time payment of accrued interest (not to exceed $500,000) as of March 31, 2017 (the “Subordinated Interest Payments”), and the remaining 5% interest shall continue to accrue, and (c) MIEJ has the Right of Conversion (defined below) commencing as of March 8, 2017, the original maturity date of the New MIEJ Note. If the March 2014 financing and/or New Senior Lending is not refinanced by Replacement Lenders, but is instead refinanced, restructured or extended by the existing PEDEVCO Senior Loan Investors (a “PEDEVCO Senior Lending Restructuring”), the maturity of both the New MIEJ Note and the PEDEVCO Senior Loan may be extended to no later than March 8, 2019, without requiring the consent of MIEJ, provided that (i) any such extension of the maturity date of the New MIEJ Note past March 8, 2017 shall give MIEJ the Right of Conversion (described below) commencing on March 8, 2017, and (ii) such extension agreement shall include payment provisions whereby MIEJ shall be paid all interest and fees accrued on the New MIEJ Note as of March 8, 2018. The New MIEJ Note may be prepaid any time without penalty, and should the Company repay the New MIEJ Note on or before December 31, 2015, 20% of the principal of the New MIEJ Note amount is required to be forgiven by MIEJ, and should the Company repay the New MIEJ Note on or before December 31, 2016, 15% of the principal of the New MIEJ Note amount is required to be forgiven by MIEJ.

The New MIEJ Note has a conversion feature that provides, in the event that the final maturity of the New MIEJ Note is extended beyond March 8, 2017 for whatever reason, MIEJ has the right, at its discretion, to have the outstanding balance of the New MIEJ Note plus any accrued and unpaid interest thereon converted in whole or in part into common stock of the Company at a price (the “Conversion Price”) equal to 80% of the average closing price per share of common stock over the then previous 60 days from the date MIEJ exercises its conversion right (“Right of Conversion”); provided, however, that in no event shall the Conversion Price be less than $0.30 per share of common stock (the “Floor Price”). Additionally, the New MIEJ Note contains a provision preventing the conversion of the MIEJ Note to the extent that such conversion would result in more than 19.9% of the Company’s outstanding common stock or voting stock being issued in aggregate upon the conversion of such note. Notwithstanding that, the Company agreed to include a proposal in its proxy statement for its 2016 annual meeting of its shareholders (the “2016 Annual Meeting”) for the approval of the issuance of the maximum number of shares of common stock issuable in connection with conversion of the New MIEJ Note, assuming conversion at the Floor Price (the “Maximum Conversion Shares”). In the event that a vote in favor of the issuance by the Company of the Maximum Conversion Shares fails at the 2016 Annual Meeting, the Company shall thereafter take all commercially reasonable action to procure such approval no later than the 2017 annual meeting of its shareholders.

Pursuant to the Condor Purchase Agreement and PEDCO Direct Interests Assignment, the Condor Interests and the PEDCO Direct Interests were conveyed to MIEJ and Condor, respectively, and contain customary adjustments for allocation of income, revenue, cost and expense attributable to the properties as of the MIEJ Closing Date. In addition, under the Condor Purchase Agreement, PEDCO ceased to be a member of Condor, Mr. Frank C. Ingriselli was removed as a manager and officer of Condor, and all other employees of PEDCO who were officers of Condor were removed as officers and employees of Condor. PEDCO further agreed to provide assistance in the orderly transfer of the operational management, finance and accounting matters involving Condor to MIEJ, and upon the request of MIEJ, PEDCO agreed for a period of up to six (6) months (terminable upon fifteen (15) days’ prior written notice from MIEJ to PEDCO), PEDCO shall continue to assist with Condor’s accounting and audits and perform joint interest billing accounting on behalf of Condor for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month thereafter, pro-rated for partial months.

Issuance of Options to Purchase Common Stock

On January 7, 2015, the Company granted options to purchase an aggregate of 1,265,000 shares of common stock to certain of its consultants and employees at an exercise price of $0.37 per share, including an option to purchase 370,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli, an option to purchase 325,000 shares to President and Chief Financial Officer Michael L. Peterson, and an option to purchase 270,000 shares to Executive Vice President and General Counsel Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. The options have terms of five years and fully vest in January 2017.  50% vest six months from the date of grant, 20% vest one year from the date of grant, 20% vest eighteen months from the date of grant and 10% vest 2 years from the date of grant, all contingent upon the recipient’s continued service with the Company.   The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $261,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.57%, (2) expected term of 3.8 years, (3) expected volatility of 77%, and (4) zero expected dividends.

Issuance of Common and Preferred Stock

On January 7, 2015, the Company granted 965,000 shares of its restricted common stock with a fair value of $357,000, based on the market price on the date of grant, to certain of its employees, including 370,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli, 325,000 shares to President and Chief Financial Officer Michael L. Peterson, and 270,000 shares to Executive Vice President and General Counsel Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. 40% of the shares vest on the nine month anniversary of the grant date, 20% vest on the twelve month anniversary of the grant date, 20% vest on the eighteen month anniversary of the grant date and 20% vest on the twenty-four month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

On January 27, 2015, a holder of Bridge Notes converted an aggregate of $83,000 (principal and accrued interest amounts) due under the Bridge Notes into an aggregate of 165,431 shares of common stock of the Company.

On February 6, 2015, the Company granted 193,550 shares of its restricted common stock with a fair value of $120,000, based on the market price on the date of grant, to certain members of its board of directors, pursuant to the Company’s 2012 Equity Incentive Plan. 100% of the shares vest on September 10, 2015, contingent upon the recipient being a Director, or employee of or consultant to, the Company on such vesting date.

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

 (1) Capitalized costs relating to Oil and Gas Producing Activities (in thousands):

	2014	2013

Unproved oil and gas properties	$8,159	7,167
Proved oil and gas properties	24,133	6,342
Subtotal	32,292	13,509
Accumulated depreciation, amortization and impairment	(10,237)	(4,706)

Net capitalized costs	$22,055	8,803

(2) Costs Incurred in Oil and Gas Property Acquisition and Development Costs (in thousands):

	2014	2013
Acquisition of properties:
Proved	$33,716	$2,797
Unproved	3,073	6,061
Exploration costs	1,306	-
Development costs	-	1,049
Total	$38,095	$9,907

(3) Results of Operations for Producing Activities (in thousands):

	2014	2013
Sales	$4,812	$744
Production costs	(1,674)	(649)
Depletion, accretion and impairment	(6,370)	(4,447)
Income tax benefit	-	-
Results of operations	$(3,232)	$(4,352)

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

The reserve estimates set forth below were prepared by South Texas Reservoir Alliance, LLC  (“STXRA”), an independent professional engineering firm certified by the Texas Board of Professional Engineers (Registration number F-1580), under the direction of Michael Rozenfeld of STXRA. STXRA, and its employees, have no material interest in our Company. STXRA also performs internal reservoir engineering services for the Company; participants in a joint venture with the Company for which no substantial activity has occured to date; and periodically receives compensation for assistance in locating additional oil and gas properties.

The reserve estimates were prepared by STXRA using reserve definitions and pricing requirements prescribed by the SEC.

STXRA estimated the proved reserves for our properties by performance methods and analogy. All of the proved producing reserves attributable to producing wells and/or reservoirs were estimated by performance methods. These performance methods, such as decline curve analysis, utilized extrapolations of historical production and pressure data available through December 2013 in those cases where such data were considered to be definitive. The data utilized were furnished to STXRA by the Company or obtained from public data sources. All of the proved developed non-producing and undeveloped reserves were estimated by analogy.

Estimated Quantities of Proved Oil and Gas Reserves
	2014
	Oil	Gas
	(Mbbls)	(Mmcf)
Proved Developed Producing	411.0	859.5
Proved Developed Non-Producing	-	-
Total Proved Developed	411.0	859.5
Proved Undeveloped	6,046.5	14,501.5
Total Proved as of December 31, 2014	6,457.5	15,361.0

	2014
	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	138.8	254.0
Extensions and discoveries	210.0	451.0
Revisions of previous estimates	2,251.0	6,677.0
Purchase of minerals in place	3,945.7	8,062.7
Sales of minerals in place	(34.0)	-
Production	(54.0)	(83.7)
End of year proved reserves	6,457.5	15,361.0

Estimated Quantities of Proved Oil and Gas Reserves	2013
	Oil	Gas
	(MBbls)	(Mmcf)

Proved Developed Producing	53.9	78.0
Proved Developed Non-Producing	-	-
Total Proved Developed	53.9	78.0
Proved Undeveloped	84.9	176.0
Total Proved as of December 31, 2013	138.8	254.0

	2013
	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	276.5	398.0
Extensions and discoveries	6.0	12.0
Revisions of previous estimates	(163.6)	(194.6)
Purchase of minerals in place	27.4	44.0
Production	(7.5)	(5.4)
End of year proved reserves	138.8	254.0

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

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2014:

For the year ended December 31, 2014	($000's)
Future cash inflows	$634,846
Future production costs	(196,241)
Future development costs	(199,154)
Future income tax expense	(62,312)
Future net cash flows	177,139
10% annual discount	(107,364)
Standardized measure of discounted future net cash flows	$69,775

Changes in Standardized Measure of Discounted Future Cash Flows
($ 000's)
Beginning of year	$1,513
Sales and transfers of oil and gas produced, net of production costs	(3,138)
Net changes in prices and production costs	(89)
Extensions, discoveries, additions and improved recovery, net of related costs	10,670
Development costs incurred	7,543
Revisions of estimated development costs	(48,063)
Revisions of previous quantity estimates	65,892
Accretion of discount	151
Net change in income taxes	(22,648)
Purchases of reserves in place	45,398
Sales of reserves in place	(983)
Changes in timing and other	13,529
End of year	$69,775

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2013:

($ 000's)
For the year ended December 31, 2013
Future cash inflows	$13,991
Future production costs	(5,584)
Future development costs	(5,117)
Future income tax expense	-
Future net cash flows	3,290
10% annual discount	(1,777)
Standardized measure of discounted future net cash flows	$1,513

Changes in Standardized Measure of Discounted Future Cash Flows
($ 000's)
Beginning of year	$2,406
Sales and transfers of oil and gas produced, net of production costs	(95)
Net changes in prices and production costs	(1,475)
Extensions, discoveries, additions and improved recovery, net of related costs	(28)
Development costs incurred	953
Revisions of estimated development costs	3,212
Revisions of previous quantity estimates	(2,719)
Accretion of discount	312
Net change in income taxes	708
Purchases of reserves in place	1,067
Sales of reserves in place	-
Changes in timing and other	(2,828)
End of year	$1,513

Capitalized costs relating to Oil and Gas Producing Activities of Equity Method Investees (in thousands):

	Company's Share of Equity Method Investees-Condor Energy Technology, LLC
	2014	2013

Unproved oil and gas properties	$876	858
Proved oil and gas properties	5,743	5,699
Subtotal	6,619	6,557
Accumulated depreciation, amortization and impairment	(5,852)	(5,850)

Net capitalized costs	$767	707

Costs Incurred in Oil and Gas Property Acquisition and Development Costs of Equity Method Investees (in thousands):

	Company's Share of Equity Method Investees-Condor Energy Technology, LLC
	2014	2013
Acquisition of properties:
Proved	$44	$4,237
Unproved	-	237
Exploration costs	-	-
Development costs	-	-
Total	$44	$4,474

Results of Operations for Producing Activities of Equity Method Investees (in thousands):

	Company's Share of Equity Method Investees-Condor Energy Technology, LLC
	2014	2013
Sales	$619	$956
Production costs	(214)	(370)
Depletion, accretion and impairment	(35)	(5,733)
Income tax benefit	-	-
Results of operations	$370	$(5,147)

	Company's Share of Equity Method Investees-Condor Technology, LLC
	Oil	Gas
Estimated Quantities of Proved Oil and Gas Reserves of Equity Method Investees	(Mbbls)	(Mmcf)
Proved Developed Producing	39.0	67.7
Proved Developed Non-Producing	-	-
Total Proved Developed	39.0	67.7
Proved Undeveloped	50.5	102.3
Total Proved as of December 31, 2014	89.5	170.0

	Company's Share of Equity Method Investees-Condor Technology, LLC
	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Total proved reserves as of December 31, 2013	254.3	527.4
Extensions and discoveries	-	-
Revisions of previous estimates	(158.2)	(345.4)
Purchase of minerals in place	-	-
Production	(6.6)	(12.0)
Total proved reserves as of December 31, 2014	89.5	170.0

	Company's Share of Equity Method Investees-Condor Technology, LLC
	Oil	Gas
	(MBbls)	(Mmcf)

Proved Developed Producing	35.5	73.4
Proved Developed Non-Producing	-	-
Total Proved Developed	35.5	73.4
Proved Undeveloped	218.8	454.0
Total Proved as of December 31, 2013	254.3	527.4

	2013
	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Total proved reserves as of December 31, 2012	352.3	584.8
Extensions and discoveries	87.9	179.3
Revisions of previous estimates	(211.9)	(300.8)
Purchase of minerals in place	36.1	71.5
Production	(10.1)	(7.4)
Total proved reserves as of December 31, 2013	254.3	527.4

The following table sets forth the Company's share of Equity Method Investees' standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2014 (in thousands):

For the year ended December 31, 2014	Company's Share of Equity Method Investees-Condor Technology, LLC
Future Cash Inflows	$8,411
Future production costs	(2,768)
Future development costs	(2,040)
Future income tax expense	(1,261)
Future net cash flows	2,342
10% annual discount	(1,412)
Standardized measure of discounted future net cash flows	$930

Changes in Standardized Measure of Discounted Future Cash Flows (in thousands)
Company's Share of Equity Method Investees-Condor Technology, LLC
Total future cash flows as of December 31, 2013	$53
Sales and transfers of oil and gas produced, net of production costs	(402)
Net changes in prices and production costs	13
Extensions, discoveries, additions and improved recovery, net of related costs	-
Development costs incurred	-
Revisions of estimated development costs	9,087
Revisions of previous quantity estimates	(295)
Accretion of discount	9
Net change in income taxes	(602)
Purchases of reserves in place	-
Sales of reserves in place	-
Changes in timing and other	(6,933)
Total future cash flows as of December 31, 2014	$930

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2013 (in thousands):

Company's Share of Equity Method Investees-Condor Technology, LLC
For the year ended December 31, 2013
Future Cash Inflows	$25,472
Future production costs	(9,585)
Future development costs	(12,845)
Future income tax expense	(1,191)
Future net cash flows	1,851
10% annual discount	(1,798)
Standardized measure of discounted future net cash flows	$53

Changes in Standardized Measure of Discounted Future Cash Flows (in thousands)
Company's Share of Equity Method Investees-Condor Technology, LLC
Total future cash flows of December 31, 2012	$497
Sales and transfers of oil and gas produced, net of production costs	(586)
Net changes in prices and production costs	(1,018)
Extensions, discoveries, additions and improved recovery, net of related costs	102
Development costs incurred	1,356
Revisions of estimated development costs	5,278
Revisions of previous quantity estimates	(2,164)
Accretion of discount	205
Net change in income taxes	978
Purchases of reserves in place	162
Sales of reserves in place	-
Changes in timing and other	(4,757)
Total future cash flows of December 31, 2013	$53