Form 10-Q
period 2015-03-31
PEDEVCO CORP
filed 2015-05-14
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

At May 11, 2015, there were 37,837,442 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three Months Ended March 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$2,318	$6,675
Accounts receivable - oil and gas	1,111	581
Accounts receivable - oil and gas - related party	-	21
Accounts receivable - related party	2	58
Deferred financing costs	2,383	2,208
Prepaid expenses and other current assets	205	81
Total Current Assets	6,019	9,624

Oil and gas properties:
Oil and gas properties, subject to amortization, net	62,819	19,850
Oil and gas properties, not subject to amortization, net	-	2,205
Total oil and gas properties, net	62,819	22,055

Deferred financing costs	2,948	3,609
Note receivable	-	5,000
Notes receivable – related party	-	1,363
Other assets	85	85
Investments - cost method	4	4
Total Assets	$71,875	$41,740

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$5,193	$6,766
Accounts payable - related party	-	1,884
Accrued expenses	1,149	1,551
Accrued expenses - related parties	120	1,353
Revenue payable	743	747
Advances from joint interest owners	-	657
Convertible notes payable - Bridge Notes, net of premiums of $113,000 and $132,000, respectively	588	687
Notes payable - Secured Promissory Notes, net of discounts of $5,034,000 and $4,652,000, respectively	451	526
Notes payable - related party	4,925	6,170
Total current liabilities	13,169	20,341

Long-term liabilities:
Notes payable - Secured Promissory Notes, net of discounts of $6,274,000 and $7,674,000, respectively	23,152	22,733
Notes payable - Subordinated	8,353	-
Asset retirement obligations	178	89
Total liabilities	44,852	43,163

Commitments and Contingencies

Shareholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and -0- shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 37,817,997 and 33,117,516 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	38	33
Additional paid-in-capital	92,018	59,395
Accumulated deficit	(64,978)	(60,796)
Noncontrolling interests	(55)	(55)
Total shareholders' equity (deficit)	27,023	(1,423)

Total liabilities and shareholders' equity (deficit)	$71,875	$41,740

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except share data)

	For the Three Months Ended March 31,
	2015	2014

Revenue:
Oil and gas sales	$1,488	$1,007

Operating expenses:
Lease operating costs	361	606
Exploration expense	315	361
Selling, general and administrative expense	2,451	2,356
Impairment of oil and gas properties	1,337	3
Depreciation, depletion, amortization and accretion	1,045	115
Loss on settlement of payables	-	39
Total operating expenses	5,509	3,480

Gain (loss) on sale of oil and gas properties	275	(5,659)
Gain (loss) on sale of equity investment	566	(1,028)
Loss on sale of deposit for business acquisition	-	(1,945)
Loss from equity method investments	(91)	(274)
Operating loss	(3,271)	(11,379)

Other income (expense):
Interest expense	(3,143)	(1,092)
Interest income	40	64
Gain (loss) on debt extinguishment	2,192	(763)
Total other expense	(911)	(1,791)

Net loss	(4,182)	(13,170)
Less: Net loss attributable to noncontrolling interests	-	-
Net loss attributable to PEDEVCO common stockholders	$(4,182)	$(13,170)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.50)

Weighted average number of common shares outstanding:
Basic and diluted	35,586,758	26,221,237

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(4,182)	$(13,170)
Net loss attributable to noncontrolling interests	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,391	1,060
Impairment of oil and gas properties	1,337	4
Depreciation, depletion and amortization	1,027	112
Accretion	18	3
(Gain) loss on sale of oil and gas properties	(275)	5,659
(Gain) loss on sale of equity investment	(566)	1,028
Loss on sale of 50% of the deposit for business acquisition	-	1,945
Loss on settlement of payables	-	39
(Gain) loss on debt extinguishment	(2,192)	763
Loss from equity method investments	91	274
Amortization of debt discount	1,018	397
Amortization of deferred financing costs	486	177
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	1,048	(1,044)
Accounts receivable - oil and gas - related party	21	(16)
Accounts receivable - related party	56	(261)
Inventory	-	397
Prepaid expenses and other current assets	(24)	2
Accounts payable	(2,239)	103
Accounts payable - related party	-	(469)
Accrued expenses	(399)	606
Accrued expenses - related parties	161	(64)
Revenue payable	(4)	289
Advances for joint operations	(657)	-
Net cash used in operating activities	(3,884)	(2,166)

Cash Flows From Investing Activities:
Cash paid for oil and gas properties	-	(28,522)
Cash paid for drilling costs	(200)	(1)
Proceeds from sale of equity investment	500	1,616
Proceeds from sale of oil and gas properties	-	8,747
Proceeds from sale of deposit	-	3,055
Proceeds from disposition of White Hawk	-	2,718
Cash paid for asset retirement bond	-	(85)
Issuance of notes receivable - related parties	-	(1,891)
Cash paid for unproved leasehold costs	-	(81)
Net cash provided by (used in) investing activities	300	(14,444)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	19,357
Repayment of notes payable	(673)	(1,625)
Repayment of notes payable – related party	(100)	-
Proceeds from issuance of common stock, net of offering costs	-	6,525
Cash paid for deferred financing costs	-	(5,382)
Repayment of paid-in-kind obligations	-	(400)
Proceeds from exercise of warrants for common stock		5
Net cash provided by (used in) financing activities	(773)	18,480

Net increase (decrease) in cash	(4,357)	1,870
Cash at beginning of period	6,675	6,613
Cash at end of period	$2,318	$8,483

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$2,634	$296
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Issuance of common stock for services	$1	$-
Issuance of common stock in settlement of liabilities	$-	$406
Issuance of common stock to Bridge Note holders due to conversion	$102	$-
Recission of common stock issued in private placement	$-	$10,000
Deferred financing costs related to warrants issued in conjunction with notes payable	$-	$1,520
Reclass of notes payable - Bridge Notes to convertible notes	$-	$2,125
Consolidation of non-controlling interest in PEDCO MSL	$-	$2,644
Beneficial conversion feature of convertible notes payable - Bridge Notes	$-	$212
Reclass of notes payable - related parties to notes payable - Bridge Notes	$-	$525
Debt discount related to the warrants issued to Bridge Notes	$-	$630
Changes in estimates of asset retirement obligations	$15	$-
Accounts receivable from purchase of oil and gas property	$1,678	$-
Accounts payable from purchase of oil and gas property	$751	$-
Note receivable sold for purchase of oil and gas properties	$5,000	$-
Notes payable - Subordinated assumed as part of purchase of oil and gas properties	$8,353	$-
Issuance of Redeemable Series A Convertible Preferred Stock for purchase of oil and gas properties	$28,402	$-
Issuance of common stock for purchase of oil and gas properties	$2,734	$-

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO CORP. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on March 31, 2015, have been omitted.

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

The Company’s principal operating properties are located in the Wattenberg, Wattenberg Extension, and Niobrara formation in the Denver-Julesburg Basin (the “D-J Basin”) in Morgan and Weld Counties, Colorado. The majority of these properties are owned directly by the Company or through its wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”).

The Company owned a 20% interest in Condor Energy Technology, LLC (“Condor”). Condor’s operations consisted primarily of working interests in oil and gas leases in the Niobrara shale formation located in the D-J Basin in Morgan and Weld Counties, Colorado. The remaining interest in Condor is owned by an affiliate of MIE Holdings Corporation (“MIE Holdings”, Hong Kong Stock Exchange code: 1555.HK). MIE Holdings is one of the largest independent upstream onshore oil companies in China. In addition, the Company made a direct investment into the drilling and completion of the first three wells that Condor drilled and completed.  In February, 2015, the Company divested its interest in Condor and the wells in which it had a direct working interest.  See Note 4.

The Company plans to focus on the development of shale oil and gas assets held by the Company in the U.S., including its oil and gas working interests in the Wattenberg and Wattenberg Extension in the D-J Basin (the “D-J Basin Asset”), which the Company acquired in March 2014 from Continental Resources, Inc. (“Continental” and the “Continental Acquisition”). Additionally, the recent acquisition of additional oil and gas working interests in February 2015 from Golden Globe Energy (US), LLC (“GGE”) (the “D-J Basin Acquisition”), the Company has significantly increased the working interests owned by the Company in the D-J Basin Asset. See Note 4.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Eagle Domestic Drilling Operations LLC, a Texas limited liability company (which was voluntarily dissolved effective July 10, 2013); (ii) Blast AFJ, Inc., a Delaware corporation; (iii) Pacific Energy Development Corp., a Nevada corporation; (iv) Pacific Energy Technology Services, LLC, a Nevada limited liability company (owned 70% by us); (v) Pacific Energy & Rare Earth Limited, a Hong Kong company; (vi) Blackhawk Energy Limited, a British Virgin Islands company; (vii) White Hawk Petroleum, LLC, a Nevada limited liability company,  (viii) Red Hawk Petroleum, LLC, a Nevada limited liability company, which was formed on January 16, 2014, and (ix) Pacific Energy Development MSL, LLC (“MSL”) (owned 50% by us) and is included in our consolidated results. All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting for Joint Ventures. A portion of the Company’s oil and gas interests were held all or in part by the following joint venture which ise collectively owned with affiliates of MIE Holdings:

-
 Condor Energy Technology LLC, a Nevada limited liability company owned 20% by the Company and 80% by an affiliate of MIE Holdings. The Company accounted for its 20% ownership in Condor using the equity method; and

The Company evaluated its relationship with Condor to determine if it qualified as a variable interest entity ("VIE"), as defined in ASC 810-10, and whether the Company is the primary beneficiary, in which case consolidation would be required. The Company determined that Condor qualified as a VIE, but since the Company is not the primary beneficiary of Condor, the Company concluded that consolidation was not required during 2014 for Condor. In February 2015, the Company divested its interest in Condor.  See Note 4.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2015, and December 31, 2014, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2015, approximately $1,757,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 84% of the Company’s total oil and gas revenues for the three months ended March 31, 2015. Sales to one customer comprised 55% of the Company’s total oil and gas revenues for the three months ended March 31, 2014. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $373,000 related to receivables from joint interest owners.

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three months ended March 31, 2015 and 2014, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 1,403,898 and 1,201,944 potentially issuable shares of common stock related to options, 6,594,129 and 2,986,704 potentially issuable shares of common stock related to warrants and 1,179,928 and 1,445,401 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the three months ended March 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments. The Company follows Fair Value Measurement (“ASC 820”), which clarifies fair value as an exit price, establishes a hierarchal disclosure framework for measuring fair value, and requires extended disclosures about fair value measurements. The provisions of ASC 820 apply to all financial assets and liabilities measured at fair value.

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

Recently Issued Accounting Pronouncements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company expects that the affected amounts on its balance sheets will be reclassified within the balance sheets upon adoption of this ASU to conform to this standard. The Company does not expect that the adoption of this ASU will have a material impact on its financial statements.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2015:

	December 31,				March 31,
	2014	Additions	Disposals	Transfers	2015
Oil and gas properties, subject to amortization	$24,057	$43,675	$(3,401)	$289	$64,620
Oil and gas properties, not subject to amortization	8,159	-	(7,870)	(289)	-
Asset retirement costs	76	87	(15)	-	148
Accumulated depreciation, depletion and impairment	(10,237)	(2,364)	10,652	-	(1,949)
Total oil and gas assets	$22,055	$41,398	$(634)	$-	$62,819

The depletion recorded for production on proved properties for the three months ended March 31, 2015 and 2014, amounted to $1,027,000 and $112,000. The Company recorded impairment expense for all unproved leasehold costs for the three months ended March 31, 2015, in the amount of $1,337,000 as a result of a revision of management's plans to our re-leasing program due to the decrease in commodity pricing.

During the three months ended March 31, 2015, additions to oil and gas properties subject to amortization consisted of completion costs of $200,000.

Acquisition of Properties from Golden Globe Energy (US) LLC.

On February 23, 2015 (the “Closing”), The Company’s wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), completed the acquisition of approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado (the “Acquired Assets”) from GGE.

As consideration for the acquisition of the Acquired Assets, the Company (i) issued to GGE 3,375,000 restricted shares of the Company’s common stock and 66,625 restricted shares of the Company’s newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”) (see Note 11), (ii) assumed approximately $8.35 million of subordinated notes payable from GGE pursuant to an Assumption and Consent Agreement and an Amendment to Note and Security Agreement (see Note 8), and (iii) provided GGE with a one-year option to acquire the Company’s interest in its Kazakhstan opportunity for $100,000 payable upon exercise of the option pursuant to a Call Option Agreement. The effective date of the transaction was January 1, 2015, with the exception of all revenues and refunds attributable to GGE’s approximate 49.7% interest in each of the Loomis 2-1H, Loomis 2-3H and Loomis 2-6H wells, which revenues and refunds the Company owns from the date of first production, which are estimated through January 2015 to total approximately $700,000.

The following tables summarize the purchase price and allocation of the purchase price to the net assets acquired (in thousands):

Purchase price on February 23, 2015
Fair value of common stock issued	$2,734
Fair value of Series A Preferred stock issued	28,402
Assumption of subordinated notes payable	8,353
Kazakhstan option issued	5,000
Total purchase price	$44,489

Fair value of net assets at February 23, 2015
Accounts receivable – oil and gas	$1,578
Oil and gas properties, subject to amortization	43,562
Prepaid expenses and other assets	100
Total assets	45,240

Accounts payable	(664)
Asset retirement obligations	(87)
Total liabilities	(751)
Net assets acquired	$44,489

Disposition of Oil and Gas Properties

The Company sold to MIEJ all of the direct interests in approximately 945 net acres and interests in three wells owned by the Company, resulting in a gain on sale of oil and gas properties of $275,000.  See Note 7.

In March 2014, the Company acquired oil and gas properties from Continental. The Company entered into a note purchase agreement with RJ Credit to finance the acquisition. As a part of this agreement, the Company conveyed 50% of its note receivable with Asia Sixth, 50% of its interest in the oil and gas properties acquired, and a 50% interest in Pacific Energy Development MSL, LLC. The following table presents the loss on sale to RJ Credit associated with each of these items (in thousands):

	Allocated Proceeds	Historical Cost	Loss on Sale
Note receivable	$3,055	$5,000	$(1,945)
Oil and gas properties	$8,747	$14,267	$(5,520)
Mississippian Asset	$1,615	$2,643	$(1,028)

The following table presents the Company’s supplemental consolidated pro forma total revenues, lease operating costs, net income (loss) and net loss per common share as if the D-J Basin Acquisition completed in February 2015 had occurred on January 1, 2015 and the acquisition of D-J Basin Assets completed in March 2014 from Continental and simultaneous dispositions had occurred on January 1, 2014.

	For the Three Months Ended
	March 31, 2015
	PEDEVCO	Net Acquisitions/Dispositions	(1)	Combined
Revenue	$1,488	$780		$2,268
Lease operating costs	$(361)		$(275)	$(636)
Net income (loss)	$(4,182)	$505		$(3,677)
Net loss per common share	$(0.12)	$0.01		$(0.10)

	For the Three Months Ended
	March 31, 2014
	PEDEVCO	Net Acquisitions/Dispositions	(1)	Combined
Revenue	$1,007	$81		$1,088
Lease operating costs	$(606)		$(15)	$(621)
Net income (loss)	$(13,170)	$66		$(13,104)
Net loss per common share	$(0.50)	$0.00		$(0.50)

(1)	Amounts are based on Company estimates.

NOTE 5 – DEPOSIT FOR BUSINESS ACQUISITION

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

The rescission of the promissory note had no net effect on the Company or its obligations under the SSA because (a) if such promissory note was paid in full we would have been required to pay such funds directly to Asia Sixth; and (b) the result of such funds not being paid only results in a decrease in the required deposit due to Asia Sixth.

We also entered into an agreement with GGE to convey 50% of our interests in Asia Sixth in connection with the GGE financing.   In the event of any refund of the initial deposit by Asia Sixth, the Company must provide 50% of such refund to GGE or its designee.

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

In connection with our D-J Basin Acquisition, on February 23, 2015, we provided GGE a one-year option to acquire our interest in the Caspian SPA for $100,000 payable upon exercise of the option recorded in prepaid expenses and other current assets.  As a result, the carrying value of the note receivable at March 31, 2015 was $0. See Note 4.

NOTE 6 – NOTES RECEIVABLE

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, which permitted multiple loans to be made up to $8,000,000 as separate “advances”. As of December 31, 2014, the balance of the notes receivable prior to applying the excess loss from Condor was $6,979,000 plus accrued interest of $121,000 due from Condor.

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

	March 31,	December 31,
	2015	2014
Note receivable-related party prior to applying excess losses	$6,979	$6,979
Equity change in net loss at 20% applied to note receivable-related party as of December 31, 2013	(5,193)	(5,193)
Equity change in net loss at 20% for year ended December 31, 2014	(271)	(271)
Equity change in net loss at 20% for period from January 1 through February 23, 2015	(91)	-
Previously unrecognized losses for year ended December 31, 2013	(273)	(273)
Interest accrued	160	121
Portion of Settlement Agreement with MIEJ	(1,311)	-
Net note receivable	$-	$1,363

As part of the Settlement Agreement with MIEJ on February 19, 2015, the notes receivable were settled.

NOTE 7 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

Settlement Agreement with MIEJ

On February 19, 2015, the Company entered into a Settlement Agreement with MIEJ, the 80% partner in Condor and the lender under the Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, in the principal amount of $6,170,065 (the “MIEJ Note”). The Settlement Agreement and related agreements for the disposition of the Company’s interest in Condor contained the following terms:

●
The Company and MIEJ entered into a new Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015 (the “New MIEJ Note”), with a principal amount of $4.925 million, extinguishing the original MIEJ Note;

●	The Company sold to MIEJ (i) its 20% interest in Condor, and (ii) all of the direct interests in approximately 945 net acres and working interests in three wells separately owned by the Company;
●
The Company’s employees were removed as officers of Condor, and the Company agreed to assist with Condor’s accounting and audits and perform joint interest billing accounting for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month thereafter, pro-rated for partial months, for up to six months;

●	MIEJ paid $500,000 to the Company’s Senior Loan Investors as a principal reduction on the Company’s Senior Loan;
●	Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that the Company owed to Condor ;
●	The Company paid MIEJ $100,000 as a principal reduction under the original MIEJ Note; and
●	The parties fully released each other from every claim, demand or cause of action arising on or before February 19, 2015.

The net effect of these transactions with MIEJ was to reduce approximately $9.4 million in aggregate liabilities due from the Company to MIEJ and Condor to $4.925 million, which is the new principal amount of the New MIEJ Note.

The following table reflects the activity related to the Company’s settlement with MIEJ (in thousands):

Items Issued / Sold
New MIEJ note	$4,925
Note receivable with Condor	1,272
Oil and gas property operated by Condor	620
Total items issued or sold	6,817

Items Received
Accrued liabilities	3,280
Original debt with MIE net of cash payments	6,070
Proceeds from cash payments made by MIE to RJ Credit and BAM	500
Total items received	9,850

Net gain on settlement	$3,033

The following table presents the allocation of the gain on settlement with MIEJ described above (in thousands):

	Allocated Proceeds	Historical Cost	Gain on Settlement
Gain on sale of oil and gas properties	$895	$620	$275
Gain on sale of equity investment	$1,838	$1,272	$566
Gain on debt extinguishment	$7,117	$4,925	$2,192

The Company recognized a gain on sale of equity investments during the three months ended March 31, 2015 related to these transactions of $566,000.

The following is a summarized statement of operations for Condor for the period January 1, 2015 through February 23, 2015

Revenue	$108
Operating expenses	(368)
Operating loss	(260)
Interest expense	(195)
Net loss	$(455)

During the period from January 1, 2015 through February 23, 2015, the Company recorded $91,000 as its 20% of Condor net losses for that period.

NOTE 8 – NOTES PAYABLE

Note Purchase Agreement and Sale of Secured Promissory Notes

On March 7, 2014, the Company entered into a $50 million financing facility (the “Notes Purchase Agreement”) between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”).   The Company issued the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”) and provided for an additional $15.5 million available under the financing agreement to fund the Company’s future drilling costs.  On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Initial Note to HEARTLAND Bank, with HEARTLAND Bank becoming an “Investor”.

The Initial Notes bear interest at the rate of 15% per annum, payable monthly in arrears, on the first business day of each month beginning April 1, 2014 (in connection with the Initial Notes), provided that upon the occurrence of an event of default, the Initial Notes bear interest at the lesser of 30% per annum and the maximum legal rate of interest allowable by law.

The Initial Notes are due and payable on March 7, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time. Additionally, the Company is required on the third business day of each month, commencing on April 1, 2014, to prepay the Initial Notes in an amount equal to the lesser of (a) the outstanding principal amount of the Initial Notes or (b) twenty-five percent (25%) of the aggregate of all net revenues actually received by us and our subsidiaries for the immediately preceding calendar month (or such pro rata portion of the first month the payment is required).  The Initial Notes also provide that RJC is to be repaid (i) accrued interest, only after all of the other Investors are repaid any accrued interest due and (ii) principal, only after all of the other Investors are repaid the full amount of principal due under their Initial Notes, and (iii) that any funding in connection with Subsequent Notes will be made solely by RJC. See Note 15 for information related to recent agreements to defer certain principal and interest payments.

amount outstanding under the Initial Notes is secured by a first priority security interest in all of the Company’s subsidiaries, assets, property, real property, intellectual property, securities and proceeds therefrom, granted in favor of the Agent for the benefit of the Investors. Additionally, the Company granted a mortgage and security interest in all of its real property located in the state of Colorado and the state of Texas.  Additionally, the Company’s obligations under the Initial Notes, Note Purchase Agreement and related agreements were guaranteed by its wholly-owned and majority-owned direct and indirect subsidiaries.

The Company did not borrow any proceeds under the Notes Purchase Agreement during the three months ended March 31, 2015. As of March 31, 2015, there was approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available to draw down under Subsequent Notes from RJC.

All deferred financing costs and debt discount amounts are amortized using the effective interest rate method. The amount of the debt discount and deferred financing costs (net of amortization) reflected on the accompanying balance sheet as of March 31, 2015 was $16,639,000. Amortization of debt discount, amortization of deferred financing costs and interest expense, related to the Initial Notes and the first advance, was $1,018,000, $486,000 and $1,426,000 for the hree months ended March 31, 2015, respectively.

During the three months ended March 31, 2015, there were $173,000 of payments made to reduce the outstanding Initial Notes.

Convertible Notes Payable – Bridge Notes

On March 7, 2014, the Company entered into a Second Amendment to the Secured Promissory Notes (each, a “Second Amended Note,” and collectively, the “Convertible Bridge Notes”) with all but one of the holders (the “Amended Bridge Investors”). Subsequently, on August 20, 2014, the one remaining holder also entered into the Second Amended Notes, and became an “Amended Bridge Investor” (as discussed below).

The Convertible Bridge Notes allow the holders the right to convert up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each Bridge Note outstanding as of the entry into the Second Amended Notes and only up to four (4) total conversions of not less than 25% each); the additional payment-in kind(“PIK”); and all accrued and unpaid interest under each Bridge Note (collectively, the “Conversion Amount”) into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into.  Upon a conversion, a holder shall receive the number of shares of common stock by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows

(A)	prior to June 1, 2014, the Conversion Price was $2.15 per share; and
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

The unamortized debt premium on the Convertible Bridge Notes as of March 31, 2015, was $113,000.

In connection with the Second Amended Note, the convertible debenture was also analyzed for a beneficial conversion feature after the debt modification at which time it was concluded that a beneficial conversion feature existed. The Company extinguished the unamortized portion of the debt discounts associated with the warrants issued and additional PIK under the Secured Promissory Notes of $111,000 and $148,000, respectively. The Company recorded $212,000 as a debt discount related to the beneficial conversion feature. The debt discount will be amortized over the term of the Second Amended Notes.

In January 2015, one holder of Bridge Notes converted an aggregate of $83,000 (principal and accrued interest amounts) due under the Bridge Notes into an aggregate of 165,431 shares of common stock of the Company.

As of March 31, 2015, Bridge Notes with an aggregate principal amount of $475,000 remain outstanding, plus accrued interest of $73,000 and additional PIK of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes. The interest expense related to these notes for the three months ended March 31, 2015 and 2014 was $15,000 and $232,000, respectively.

The Subordinated Note Payable Assumed

The Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the Acquired Assets, which amount is outstanding as of March 31, 2015.  The lender under the subordinated note payable is RJC, which is one of the lenders under the Secured Promissory Notes and is an affiliate of GGE.  The note is due and payable on December 31, 2017, and bears interest at a rate of 12% per annum (24% upon an event of default).  The accrued interest is payable on a monthly basis in cash.  The assumed note payable is subordinate and subject to the terms and conditions of the Secured Promissory Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000.  Should the Company repay the Secured Promissory Notes or replace them with a secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

The subordinated note payable contains customary representations, warranties, covenants and requirements for the Company to indemnify RJC and its affiliates, related parties and assigns. The note payable also includes various covenants (positive and negative) binding the Company, including requiring that the Company provide RJC with quarterly (unaudited) and annual (audited) financial statements, restricting our creation of liens and encumbrances, or sell or otherwise disposing, the collateral under the note.

Related Party Financings

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ. The MIEJ Note had a total principal and interest amount outstanding of $6.17 million  and $1,203,000, respectively, as of December 31, 2014.

In February 2015, the Company and PEDCO entered into the MIEJ Settlement Agreement with MIEJ. As part of the MIEJ Settlement Agreement, the Company entered into the New MIEJ Note, which extinguished the original MIEJ Note, and reduced the principal amount owed from $6.17 million to $4.925 million. As of March 31, 2015, the amount outstanding under the New MIEJ Note was $4,925,000. The Company recognized a gain on debt extinguishment during the three months ended March 31, 2015 related to these transactions of $2,192,000.

The New MIEJ Note has an interest rate of 10.0%, with no interest due until maturity, is secured by all of the Company’s assets, and is subordinated to the Secured Promissory Notes.  MIEJ also agreed to subordinate its note up to an additional $60 million of new senior lending, with any portion of new senior lending in excess of this amount requiring to be paid first to MIEJ until the New MIEJ Note is paid in full.  Further, for every $20 million in new senior lending the Company raises, MIEJ shall be paid all interest and fees accrued to date on the New MIEJ Note.  The New MIEJ Note is due and payable on March 8, 2017, subject to automatic extensions upon the occurrence of a Long Term Financing or PEDEVCO Senior Lending Restructuring (each as defined below).

On a onetime basis, the Secured Promissory Notes may be refinanced by a new loan (“Long-Term Financing”) by one or more third party replacement lenders (“Replacement Lenders”), and in such event the Company shall undertake commercially reasonable best efforts to cause the Replacement Lenders to simultaneously refinance both the Secured Promissory Notes and the New MIEJ Note as part of such Long-Term Financing. If the Replacement Lenders are unable or unwilling to include the New MIEJ Note in such financing, then the Long-Term Financing may proceed without including the New MIEJ Note, and the New MIEJ Note shall remain in place and shall be automatically subordinated, without further consent of MIEJ, to such Long-Term Financing. Furthermore, upon the occurrence of a Long-Term Financing, the maturity of the New MIEJ Note is automatically extended to the same maturity date of the Long-Term Financing, but to no later than March 8, 2020.  Additionally, in connection with the Long-Term Financing:

●	The Long-Term Financing must not exceed $95 million;
●
The Company must make commercially reasonable best efforts to include adequate reserves or other payment provisions whereby MIEJ is paid all interest and fees accrued on the New MIEJ Note commencing as of March 8, 2017 and annually thereafter, and to allow for quarterly interest payments starting March 31, 2017 of not less than 5% per annum on the outstanding balance of the New MIEJ Note, plus a one-time payment of accrued interest (not to exceed $500,000) as of March 31, 2017; and

●
Commencing on March 8, 2017, MIEJ shall have the right to convert the balance of the New MIEJ Note into the Company’s common stock at a price equal to 80% of the average closing price per share of our stock over the then previous 60 days, subject to a minimum conversion price of $0.30 per share.  MIEJ shall not be permitted to convert if the conversion would result in MIEJ holding more than 19.9% of the Company’s outstanding common stock without approval from the Company’s shareholders, which the Company has agreed to seek at its 2016 annual shareholder meeting or, if not approved then, at its 2017 annual shareholder meeting.

In the event the Secured Promissory Notes are not refinanced, restructured or extended by the existing Investors, the maturity of both the New MIEJ Note and the Secured Promissory Notes may be extended to no later than March 8, 2019, without requiring the consent of MIEJ.  However, (i) any such maturity extension of the New MIEJ Note will give MIEJ the right to convert the note into our common stock as described above, commencing on March 8, 2017, and (ii) such extension agreement must provide that MIEJ is paid all interest and fees accrued on the New MIEJ Note as of March 8, 2018.  The New MIEJ Note may be prepaid any time without penalty, and if we repay the New MIEJ Note on or before December 31, 2015, 20% of the principal of the New MIEJ Note amount will be forgiven by MIEJ, and if we repay the New MIEJ Note on or before December 31, 2016, 15% of the principal of the New MIEJ Note amount will be forgiven by MIEJ.

NOTE 9 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the three months ended March 31, 2015 and 2014.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Deferred income tax assets as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2015	2014
Deferred Tax Assets (Liabilities)
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$2,278	$1,385
Net operating losses	4,131	4,131
Impairment – oil and natural gas properties	(1,122)	(1,122)
Other	535	623
Total deferred tax asset	5,822	5,017

Less: valuation allowance	(5,822)	(5,017)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at March 31, 2015. The net change in the total valuation allowance for the three months ended March 31, 2015 was an increase of $805,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2015, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through March 31, 2015.

As of March 31, 2015, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $48,969,000 and $49,922,000 (subject to limitations) for federal and state tax purposes, respectively. If not utilized, these losses will begin to expire beginning in 2032 and 2023, respectively, for both federal and state purposes.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014, which has been extended for an additional two years with the term now ending in July 2016, for its corporate office space located in Danville, California. The obligation under this lease for the remainder of 2015 and 2016 is $38,000 and $30,000, respectively.

In September 2014, the Company entered into a non-cancelable lease agreement with a term of five years ending on March 1, 2020, which location serves as the Company’s operations office space in Houston, Texas.  The obligation under this lease for the remainder of 2015, 2016, 2017, 2018 and 2019 is $46,000, $61,000, $61,000, $61,000 and $61,000, respectively.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the D-J Basin Asset, 10,925 net acres are due to expire during the nine months remaining in 2015 (321 net acres did expire during the three months ended March 31, 2015), 4,683 net acres expire in 2016, 612 net acres expire in 2017 and 1,118 net acres expire thereafter. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of March 31, 2015, the Company has fully impaired its unproved leasehold costs based on management's revised re-leasing program.

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

NOTE 11 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At March 31, 2015, the Company was authorized to issue 100,000,000 shares of its Series A preferred stock with a par value of $0.001 per share.

During the three months ended March 31, 2015, the Company issued shares of Series A preferred stock as follows:

On February 23, 2015, the Company issued 66,625 Series A Preferred to GGE as part of the consideration paid for the Acquired Assets. The fair value of the Series A preferred stock was $28,402,000 based on a calculation using the binomial lattice model. See note 14.

The 66,625 shares of Series A Preferred issued to GGE are redeemable and contingently convertible in 4 tranches as follows:  (i) 15,000 shares in Tranche One; (ii) 15,000 shares in Tranche Two; (iii) 11,625 shares in Tranche Three; and (iv) 25,000 shares in Tranche Four.

In addition, the 66,625 shares of Series A Preferred stock issued to GGE currently have the following features:

●	a liquidation preference senior to all of the Company’s common stock equal to $400 per share;
●	a dividend, payable annually, of 10% of the liquidation preference;
●	voting rights on all matters, with each share having 1 vote; and
●
a conversion feature at GGE’s option, which must be approved by a majority of the shareholders’ of the Company which will allow the Series A Preferred stock to be converted into shares of the Company’s common stock on a 1,000:1 basis.

Additionally, if the Company receives shareholders’ approval for the conversion feature the Series A Preferred features are also modified as follows:

●	the Series A Preferred shall automatically cease accruing dividends and all accrued and unpaid dividends will be automatically forfeited and forgiven;
●	the liquidation preference of the Series A Preferred will be reduced to $0.001 per share from $400 per share.

The contingent conversion feature also provides that GGE will be subject to a lock-up that prohibits it from selling the shares of common stock through the public markets for less than $1 per share (on an as-converted to common stock basis) until February 23, 2016, and in no event may GGE beneficially own more than 9.99% of our outstanding common stock or voting stock.

The Series A Preferred is redeemable at the option of the Company or anyone that the Company assigns the right to redeem the Series A Preferred to (the “Assigns), if the Company repays the Secured Promissory Notes by November 23, 2015.

The Series A Preferred is redeemable as follows:

●	until November 23, 2015, the Company may redeem any or all of the Tranche One shares at a repurchase price of $500 per share;
●	from November 24, 2015 until February 23, 2017, the Company may redeem any or all of the Tranche One shares and Tranche Two shares at a repurchase price of $650 per share; and
●	from February 24, 2017 until February 23, 2018, the Company may redeem any or all remaining outstanding shares of Series A Preferred at a repurchase price of $800 per share

In addition, if the Company repays the Secured Promissory Notes and redeems all of the Tranche One shares by November 23, 2015 the above redemption options are modified as follows:

●	the Tranche Four shares are automatically redeemed for $0 per share, and
●	GGE may request (but not require) that the Company redeem
°	the Tranche Two shares at a redemption price of $650 per share for a period of 30 days following February 23, 2017, and
°	the Tranche Two Shares and 11,625 shares of the Tranche Three shares at a redemption price of $800 per share for a period of 30 days following February 23, 2018.

In the event the Company or its Assigns do not redeem all the Series A Preferred shares, GGE has no recourse against the Company.  However, if the Company or its Assigns do not redeem all the Series A Preferred shares, and the average closing price of the Company’s common stock over the 30 day period immediately preceding February 23, 2018 is below $0.80 per share, then the Company is required to issue to GGE up to an additional 10,000 shares of Series A Preferred, pro-rated based on the actual number of shares of Preferred Series A not redeemed and repurchased by the Company.

As of March 31, 2015, there were 66,625 shares of the Company’s Series A preferred stock outstanding.

COMMON STOCK

At March 31, 2015, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the three months ended March 31, 2015, the Company issued shares of common stock or restricted common stock as follows:

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

On January 27, 2015, a holder of Convertible Bridge Notes converted an aggregate of $83,000 (principal and accrued interest amounts) due under the Convertible Bridge Notes into an aggregate of 165,431 shares of common stock of the Company.

On February 6, 2015, the Company granted 193,550 shares of its restricted common stock with a fair value of $120,000, based on the market price on the date of grant, to certain members of its board of directors, pursuant to the Company’s 2012 Equity Incentive Plan, of which $29,000 was expensed as of March 31, 2015. 100% of the shares vest on September 10, 2015, contingent upon the recipient being a Director of, or employee of or consultant to, the Company on such vesting date.

On February 23, 2015, the Company issued 3,375,000 restricted common shares to GGE valued at $0.81 per share, based on the market price on the date of grant, as part of the consideration paid for the Acquired Assets.

On March 6, 2015, the Company granted 15,000 fully-vested shares of its restricted common stock with a fair value of $10,000, based on the market price on the date of grant, to a consultant pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan.

As of March 31, 2015, Convertible Bridge Notes with an aggregate principal amount of $475,000 remain outstanding, plus accrued interest of $73,000 and additional payment-in-kind of $48,000. The aggregate principal and accrued, unpaid interest and payment-in-kind amounts are available for conversion into common stock pursuant to the terms of the Convertible Bridge Notes. The closing of our common stock on March 31,2015 was $0.82.

Stock compensation expense recorded related to restricted stock during the three months ended March 31, 2015 was $853,000. The remaining unamortized stock compensation expense at March 31, 2015 related to restricted stock was $2,087,000.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of March 31, 2015, 3,424 shares of common stock granted under the 2003 Stock Option Plan and 2009 Stock Incentive Plan approved when the Company was known as Blast Energy Services, Inc. (“Blast”) remain outstanding and exercisable at a weighted average exercise price of $35.05. No options were issued under these plans during the three months ended March 31, 2015.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014 to increase by 5,000,000 the number of shares of common stock reserved for issuance under the Plan. A total of 7,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 4,114,802 shares have been issued as restricted stock, 1,817,000 shares are subject to issuance upon exercise of issued and outstanding options, and 1,068,198 remain available for future issuance as of March 31, 2015.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of March 31, 2015, options to purchase an aggregate of 405,804 shares of the Company’s common stock and 591,791 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

On January 7, 2015, the Company granted options to purchase an aggregate of 1,265,000 shares of common stock to certain of its consultants and employees at an exercise and market price of $0.37 per share, including an option to purchase 370,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli, an option to purchase 325,000 shares to President and Chief Financial Officer Michael L. Peterson, and an option to purchase 270,000 shares to Executive Vice President and General Counsel Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. The options have terms of five years and fully vest in January 2017.  50% vest six months from the date of grant, 20% vest one year from the date of grant, 20% vest eighteen months from the date of grant and 10% vest 2 years from the date of grant, all contingent upon the recipient’s continued service with the Company.   The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $213,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.47%, (2) expected term of 3.8 years, (3) expected volatility of 60%, and (4) zero expected dividends.

During the three months ended March 31, 2015, the Company recognized stock option expense of $145,000. The remaining amount of unamortized stock options expense at March 31, 2015, was $398,000.

The intrinsic value of outstanding and exercisable options at March 31, 2015 was $1,009,000 and $440,000, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2014 was $34,000 and $34,000, respectively.

Option activity during the three months ended March 31, 2015 was:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract Term
	Shares	Price	(# years)
Outstanding at January 1, 2015	1,827,224	$1.08	6.5
Granted	1,265,000	0.37
Exercised	-	-
Forfeited and cancelled	-	-

Outstanding at March 31, 2015	3,092,224	$0.79	5.6

Exercisable at March 31, 2015	1,403,898	$0.75	6.7

Warrants

During the three months ended March 31, 2015, the Company recognized warrant expense of $393,000. The remaining amount of unauthorized warrant expense at March 31, 2015, was $257,000.

The intrinsic value of outstanding as well as exercisable warrants at March 31, 2015 and December 31, 2014 was $-0- and $-0-, respectively.

Warrant activity during the three months ended March 31, 2015 was:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract Term
	Shares	Price	(# years)
Outstanding at January 1, 2015	6,594,129	$2.13	3.9
Granted	-	-
Exercised	-	-
Forfeited and cancelled	-	-

Outstanding at March 31, 2015	6,594,129	$2.13	3.6

Exercisable at March 31, 2015	6,594,129	$2.13	3.6

NOTE 13 – RELATED PARTY TRANSACTIONS

In connection with the drilling and completion of the initial well on the Company’s legacy asset in the Niobrara formation of the D-J Basin (the “Niobrara Asset”), and in light of the Company’s then-existing cash position, MIE Holdings loaned funds to Pacific Energy Development Corp., the Company’s wholly-owned subsidiary (“PEDCO”), equal to all of the Company’s proportional fees and expenses on that project, and has additionally loaned funds to PEDCO sufficient to fund the Company’s 20% portion of Condor expenses incurred in connection with the second and third wells drilled and completed by Condor on the Niobrara Asset in February 2013.

Note Payable – MIEJ. See Note 9 – Related Party Financings

Accounts Payable – Condor. Accruals for drilling costs due to Condor as a working interest owner and revenue receivable due from Condor as a working interest owner represent capital expenditures, lease operating expenses and revenues allocable to the Company for its various working interests in the wells from 12.60% to 18.75% and its net revenue interest varies from 10.01% to 15.00%. At December 31, 2014, Condor owed the Company $21,000 from production sales related to the Company’s net revenue interest in the D-J Basin Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet. At December 31, 2014, the Company owed Condor $30,000 from production related expenses and $1,853,000 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. As discussed in Note 4, in February 2015, the Company and PEDCO entered into the MIEJ Settlement Agreement with MIEJ. As part of the MIEJ Settlement Agreement, all amounts owed to or from Condor were restructured. As of March 31, 2015, there was $120,000 of accrued interest related to the New MIEJ Note.

In addition, as part of the MIEJ Settlement Agreement PEDCO agreed to provide assistance in the orderly transfer of the operational management, finance and accounting matters involving Condor to MIEJ, and upon the request of MIEJ, PEDCO agreed for a period of up to six (6) months (terminable upon fifteen (15) days’ prior written notice from MIEJ to PEDCO), PEDCO shall continue to assist with Condor’s accounting and audits and perform joint interest billing accounting on behalf of Condor for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month thereafter, pro-rated for partial months.

During the three months ended March 31, 2015 and 2014, the Company charged $56,000 and $168,000, respectively, in expenses related to a management services agreement with Condor and charged $10,000 and $-0-, respectively, in expenses related to a management services agreement with MIEJ. This management fee represents an amount agreed upon between MIEJ and the Company as being reflective of the approximate amount of time and resources the Company personnel dedicates to Condor-related matters on a monthly basis. As of December 31, 2014, the Company had accrued $56,000 in amounts due from Condor under the agreement.

NOTE 14 – FAIR VALUE

As defined in our accounting policy on the fair value of financial instruments, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of March 31, 2015 (in thousands):

	Fair Value Measurements At March 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value
	(Level 1)	(Level 2)	(Level 3)
Series A Convertible Preferred Stock	$-	$-	$28,402	$28,402

The Company believes there is no active market or significant other market data for the Series A Preferred stock as it is held by a limited number of closely held entities, therefore the Company has determined it should use Level 3 inputs.

The Series A Convertible Preferred Stock was valued using the binomial lattice model of which the significant assumptions were expected term and expected volatility. The binomial lattice model used a probablistic approach in which the Company assigned percentages to each scenario based on the chance of repayment. The percentages used were as follows: the non-repayment scenario was assigned a 25% probability and the repayment scenario was assigned a 75% probability.

NOTE 15 – SUBSEQUENT EVENTS

Secured Promissory Notes Payment Deferral

On April 24, 2015 certain of the Company’s Investors agreed to allow the Company to defer the mandatory principal repayments and interest payments due for the months of May and June 2015, with such deferred amounts to be used to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the Secured Promissory Notes.  If the Company does not repay the deferred amounts by July 31, 2015, the deferred amounts will be added to the principal due under the Secured Promissory Notes, recorded as additional interest expense on the notes, and the amounts will not be due until maturity.

As consideration for this deferral, the Company has agreed to issue to each Investor participating in the deferral, a warrant exercisable for the Company’s common stock.  Each warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $1.50 per share of common stock equal to the aggregate amount deferred by such Investor, divided by $1.50. The Company currently estimates that the aggregate principal and interest that may be deferred will be approximately $570,000, which would result in the issuance of warrants exercisable for an aggregate of 380,000 shares of our common stock.

Stock Issuance

On May 13, 2015, the Company closed an underwritten offering for an aggregate of 5,600,000 shares of common stock at $0.50 per share. Upon settlement of the offering scheduled for May 18, 2015, the Company expects to receive gross proceeds of $2.8 million before deducting underwriting discounts and offering expenses as a result of the offering. The Company expects to use the net proceeds of approximately $2.35 million from the May 2015 Offering to extend and acquire additional leasehold rights in our D-J Basin Asset, fund working capital, and for general corporate purposes. While the offering has been priced to date, the offering has not closed as of the date of this filing, and the closing of the offering is subject to customary closing conditions, which the Company anticipates satisfying on or around May 18, 2015. The underwriters have also been granted a 45-day option to purchase up to 840,000 shares of common stock to cover over-allotments, if any.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, and the unaudited consolidated financial statements included in this quarterly report.

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 27 of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 31, 2015.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2015, above.

General Overview

PEDEVCO Corp. (the “Company”, “PEDEVCO”, “we” and “us”) is an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand.  As of March 31, 2015, we held approximately 26,394 net D-J Basin acres located in the Wattenberg and Wattenberg Extension areas of the D-J Basin in Weld and Morgan Counties, Colorado (our “D-J Basin Asset”).  As of March 31, 2015, through our wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), we hold approximately 26,990 net operated acres in our D-J Basin Asset, and we hold interests in 53 gross (15.6 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 17 gross (3.1 net) wells are non-operated, and 22 wells have an after-payout interest.

In February 2015, the Company, Dome Energy AB (“Dome AB”), and Dome Energy, Inc., a wholly-owned subsidiary of Dome AB (“Dome US,” and together with DOME AB, “Dome Energy”), entered into a Heads of Agreement which contemplates the acquisition by the Company of 100% of the capital stock of Dome US in exchange for approximately 140 million shares of our common stock (representing approximately 64% of the Company’s total issued and outstanding shares of capital stock on an as-converted basis (assuming the conversion of certain of our Series A Preferred into common stock, as described in greater detail below)), which will constitute a change of control of the Company. Dome US produces approximately 1,250 BOEPD from a core operated portfolio of conventional oil and gas assets located in Texas and Wyoming, and from additional non-core producing assets located in Arkansas, Kentucky, Louisiana, Mississippi, and Oklahoma. See greater details regarding this transaction below in “Recent Developments – Heads of Agreement with Dome Energy”.

We have listed below the total production volumes and total revenue net to the Company for the three months ended March 31, 2015 and 2014 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis and production realized from our recent D-J Basin Acquisition beginning February 23, 2015 (described in greater detail below in “Recent Developments – D-J Basin Asset Acquisition”).

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Oil volume (BBL)	37,617	11,263
Gas volume (MCF)	68,158	10,449
Volume equivalent (BOE) (1)	48,976	13,005
Revenue (000’s)	$1,518	$999

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

Recent Developments

D-J Basin Asset Acquisition

On February 23, 2015 (the “Closing”), the Company’s wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), completed the acquisition of approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado (the “Acquired Assets”) from Golden Globe Energy (US), LLC (“GGE”).

As consideration for the acquisition of the Acquired Assets, the Company (i) issued to GGE 3,375,000 restricted shares of the Company’s $0.001 par value per share common stock and 66,625 restricted shares of the Company’s newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”), (ii) assumed approximately $8.35 million of subordinated debt from GGE pursuant to an Assumption and Consent Agreement and an Amendment to Note and Security Agreement, and (iii) provided GGE with a one-year option to acquire the Company’s interest in its Kazakhstan opportunity for $100,000 payable upon exercise of the option pursuant to a Call Option Agreement. The effective date of the transaction was January 1, 2015, with the exception of all revenues and refunds attributable to GGE’s approximate 49.7% interest in each of the Loomis 2-1H, Loomis 2-3H and Loomis 2-6H wells, which revenues and refunds the Company owns from the date of first production, which are estimated through January 2015 to total approximately $700,000.

The Series A Preferred Issued

The 66,625 shares of Series A Preferred stock issued to GGE were issued in 4 tranches as follows:  (i) 15,000 shares in Tranche One; (ii) 15,000 shares in Tranche Two; (iii) 11,625 shares in Tranche Three; and (iv) 25,000 shares in Tranche Four.

In addition, the 66,625 shares of Series A Preferred stock issued to GGE currently have the following features:

●	a liquidation preference senior to all of the Company’s common stock equal to $400 per share;
●	a dividend, payable annually, of 10% of the liquidation preference;
●	voting rights on all matters, with each share having 1 vote; and
●
a conversion feature at GGE’s option, which must be approved by a majority of the shareholders’ of the Company which will allow the Series A Preferred stock to be converted into shares of the Company’s common stock on a 1,000:1 basis.

Additionally, if the Company receives shareholders’ approval for the conversion feature the Series A Preferred features are also modified as follows:

●	the Series A Preferred shall automatically cease accruing dividends and all accrued and unpaid dividends will be automatically forfeited and forgiven;
●	the liquidation preference of the Series A Preferred will be reduced to $0.001 per share from $400 per share.

The conversion feature also provides that GGE will be subject to a lock-up that prohibits it from selling the shares of common stock through the public markets for less than $1 per share (on an as-converted to common stock basis) until February 23, 2016, and in no event may GGE beneficially own more than 9.99% of our outstanding common stock or voting stock.

The Series A Preferred is redeemable at the option of the Company or anyone that the Company assigns the right to redeem the Series A Preferred to (the “Assigns), if the Company repays the promissory notes issued to BRe BCLIC Primary, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, HEARTLAND Bank, and RJC, as investors (the “PEDEVCO Senior Loan Investors”), and BAM Administrative Services LLC, as agent for the investors, and any related collateral documents (collectively, the “PEDEVCO Senior Loan”) by November 23, 2015.

The Series A Preferred is redeemable as follows:

●	until November 23, 2015, the Company may redeem any or all of the Tranche One shares at a repurchase price of $500 per share;
●	from November 24, 2015 until February 23, 2017, the Company may redeem any or all of the Tranche One shares and Tranche Two shares at a repurchase price of $650 per share; and
●	from February 24, 2017 until February 23, 2018, the Company may redeem any or all remaining outstanding shares of Series A Preferred at a repurchase price of $800 per share

In addition, if the Company repays the PEDEVCO Senior Loan and redeems all of the Tranche One shares by November 23, 2015 the above redemption options are modified as follows:

●	the Tranche Four shares are automatically redeemed for $0 per share, and
●	GGE may request (but not require) that we redeem
°	the Tranche Two shares at a redemption price of $650 per share for a period of 30 days following February 23, 2017, and
°	the Tranche Two Shares and 11,625 shares of the Tranche Three shares at a redemption price of $800 per share for a period of 30 days following February 23, 2018.

In the event the Company or its Assigns do not redeem all the Series A Preferred shares, GGE has no recourse against the Company.  However, if the Company or its Assigns do not redeem all the Series A Preferred shares, and the average closing price of the Company’s common stock over the 30 day period immediately preceding February 23, 2018 is below $0.80 per share, then the Company is required to issue to GGE up to an additional 10,000 shares of Series A Preferred, pro-rated based on the actual number of shares of Preferred Series A not redeemed and repurchased by the Company.

The Subordinated Note Payable Assumed

The Company assumed approximately $8.35 million of subordinated note payable from GGE in the transaction.  The lender under the subordinated note payable is RJ Credit LLC (“RJC”), which is one of the lenders under the PEDEVCO Senior Loan and is an affiliate of GGE.  The note is due and payable on December 31, 2017, and bears interest at a rate of 12% per annum (24% upon an event of default).  The accrued interest is payable on a monthly basis in cash.  The assumed note is subordinate and subject to the terms and conditions of the PEDEVCO Senior Loan, as well as any of our future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000.  Should the Company repay the PEDEVCO Senior Loan or replace it with a secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the junior subordinated debt to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

The subordinated note payable contains customary representations, warranties, covenants and requirements for the Company to indemnify RJC and its affiliates, related parties and assigns. The note also includes various covenants (positive and negative) binding the Company, including requiring that the Company provide RJC with quarterly (unaudited) and annual (audited) financial statements, restricting our creation of liens and encumbrances, or sell or otherwise disposing, the collateral under the note.

Heads of Agreement with Dome Energy, Inc.

On February 23, 2015, we entered into a Heads of Agreement with Dome AB and its subsidiary Dome US, pursuant to which the parties agreed to certain terms and conditions for our acquisition of 100% of the capital stock of Dome US (the “DOME Acquisition”). Under the nonbinding Heads of Agreement, we agreed to acquire all of Dome AB’s oil and gas interests in the United States that are held by Dome US in exchange for approximately 140 million shares of our common stock, representing approximately 64% of our total issued and outstanding shares of capital stock on an as-converted basis (assuming the Series A Preferred is converted into common stock, and excluding the 25,000 Tranche Four shares issued to GGE as described above), subject to +/-4% adjustment based on further valuation due diligence by the parties.

The obligations of the parties under the Heads of Agreement are conditioned upon satisfaction or waiver by the parties of the following conditions:

●	approval by each party’s Board of Directors and shareholders in accordance with applicable law and their respective governing documents;
●	approval of a mutually agreeable definitive acquisition agreement;
●	approval from the NYSE MKT of the DOME Acquisition and the issuance and additional listing of our shares issuable in the transaction;

●	the registration with the SEC of our shares issuable in the transaction;
●	the provision for the repayment or satisfaction of all amounts due and outstanding under the PEDEVCO Senior Loan on or immediately following the closing of the DOME Acquisition;
●	agreement by RJC to subordinate its $8.35 million junior subordinated debt to DOME US’s senior credit facility;
●	our consummation of the acquisition of the GGE assets (as described above and was completed on February 23, 2015);
●	receipt of all material necessary third party consents and approvals, including approval from each party’s senior lenders, as necessary and required;
●	our continued listing on the NYSE MKT; and
●
completion by each party of confirmatory due diligence, to each such party’s satisfaction, including, but not limited to, with respect to the other party’s oil and gas production, leaseholds, and financial condition.

The parties intend to negotiate and enter into definitive documentation as soon as practicable, with an anticipated signing date to occur before May 24, 2015, and upon terms and conditions as mutually acceptable to the parties. Unless otherwise agreed upon by the parties, if the DOME Acquisition has not closed by September 30, 2015, either party may terminate the proposed transaction. An additional requirement of the DOME Acquisition is that the number of the members of our Board of Directors be increased by 2 members, who shall be designated by Dome US, one of whom shall be independent. We can make no guarantees or assurances that the parties will be able to mutually agree on definitive documentation, or that the DOME Acquisition will be consummated on terms and conditions acceptable to us, if at all.

Settlement Agreement with MIEJ

On February 19, 2015, the Company entered into a Settlement Agreement with MIEJ, the 80% partner in Condor and the lender under the Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, in the principal amount of $6,170,065 (the “MIEJ Note”). The Settlement Agreement and related agreements for the disposition of the Company’s interest in Condor contained the following terms:

●
The Company and MIEJ entered into a new Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015 (the “New MIEJ Note”), with a principal amount of $4.925 million, extinguishing the original MIEJ Note;

●	The Company sold to MIEJ (i) its 20% interest in Condor, and (ii) all of the direct interests in approximately 945 net acres and working interests in three wells separately owned by the Company;
●
The Company’s employees were removed as officers of Condor, and the Company agreed to assist with Condor’s accounting and audits and perform joint interest billing accounting for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month thereafter, pro-rated for partial months, for up to six months;

●	MIEJ paid $500,000 to the Company’s Senior Loan Investors as a principal reduction on the Company’s Senior Loan;
●	Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that the Company owed to Condor ;
●	The Company paid MIEJ $100,000 as a principal reduction under the original MIEJ Note; and
●	The parties fully released each other from every claim, demand or cause of action arising on or before February 19, 2015.

The net effect of these transactions with MIEJ was to reduce approximately $9.4 million in aggregate liabilities due from the Company to MIEJ and Condor to $4.925 million, which is the new principal amount of the New MIEJ Note.

Senior Loan Payment Deferral

On April 24, 2015 certain of our Senior Loan Investors agreed to defer certain mandatory principal repayments and interest payments that would otherwise be payable by us to them in the months of May and June 2015, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the PEDEVCO Senior Loan.  If we do not repay the deferred amounts by July 31, 2015, the deferred amounts will be capitalized and added to the principal due under the PEDEVCO Senior Loan and not due until maturity.  As consideration for this deferral, we have agreed to issue to each Senior Loan Investor participating in the deferral a warrant exercisable for our common stock.  Each warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $1.50 per share for a number of shares of our common stock equal to (i) the aggregate amount deferred by such lender, divided by (ii) $1.50.  We have agreed to use reasonable best efforts to obtain NYSE MKT additional listing approval for the shares issuable upon exercise of the warrants, and agreed that if we fail to use reasonable efforts, our failure would constitute an event of default under the PEDEVCO Senior Loan, subject to our right to cure.  We estimate that the aggregate principal and interest that may be deferred will be approximately $570,000, which would result in the issuance of warrants exercisable for an aggregate of 380,000 shares of our common stock.

Stock Issuance

On May 13, 2015, the Company closed an underwritten offering for an aggregate of 5,600,000 shares of common stock at $0.50 per share. Upon settlement of the offering scheduled for May 18, 2015, the Company expects to receive gross proceeds of $2.8 million before deducting underwriting discounts and offering expenses as a result of the offering. The Company expects to use the net proceeds of approximately $2.35 million from the May 2015 Offering to extend and acquire additional leasehold rights in our D-J Basin Asset, fund working capital, and for general corporate purposes. While the offering has been priced to date, the offering has not closed as of the date of this filing, and the closing of the offering is subject to customary closing conditions, which the Company anticipates satisfying on or around May 18, 2015. The underwriters have also been granted a 45-day option to purchase up to 840,000 shares of common stock to cover over-allotments, if any.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations and Financial Condition

All of the numbers presented below are rounded numbers and should be considered as approximate.

Comparison of the Three Months Ended March 31, 2015 with the Three Months Ended March 31, 2014

Oil and Gas Revenue. For the three months ended March 31, 2015, we generated a total of $1,488,000 in revenues, compared to $1,007,000 for the three months ended March 31, 2014. The increase of $481,000 was primarily due to the increased revenue resulting from the Acquired Assets and production from the 3 recently drilled Loomis wells in the current period.

Lease Operating Expenses. For the three months ended March 31, 2015, lease operating expenses associated with the oil and gas properties were $361,000, compared to $606,000 for the three months ended March 31, 2014. The decrease of $245,000 was primarily due to $396,000 of costs expensed from the capitalized inventory acquired from Continental Resources, Inc. in the prior year period upon the sale of the inventory, partially offset by the increased lease operating expenses in the current period related to the Acquired Assets.

Exploration Expense. For the three months ended March 31, 2015, exploration expense was $315,000, compared to $361,000 for the three months ended March 31, 2014. The decrease of $46,000 was primarily due to the purchase of seismic data in the prior period.

Selling, General and Administrative Expenses. For the three months ended March 31, 2015, selling, general and administrative (“SG&A”) expenses were $2,451,000, compared to $2,356,000 for the three months ended March 31, 2014. The decrease of $95,000 was primarily due to lower legal fees, mostly offset by higher stock compensation expense.  The components of SG&A expense are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended March 31,		Increase/
(in thousands)	2015	2014	(Decrease)
Payroll and related costs	$582	$448	$134
Stock compensation expense	1,391	1,060	331
Legal fees	83	417	(334)
Accounting and other professional fees	205	322	(117)
Insurance	25	22	3
Travel and entertainment	25	34	(9)
Office rent, communications and other	140	53	87
	$2,451	$2,356	$95

Impairment of Oil and Gas Properties.  For the three months ended March 31, 2015, impairment of oil and gas properties was $1,337,000, compared to $3,000 for the three months ended March 31, 2014. The $1,334,000 increase is due to the impairment of all unproved leasehold property as a result of a change in drilling plans caused primarily by the recent significant oil and gas price declines.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended March 31, 2015, DD&A costs were $1,045,000, compared to $115,000 for the three months ended March 31, 2014. The $930,000 increase was primarily due to additional depletion from the Acquired Assets and from the 3 recently drilled Loomis wells in the current period.

Loss on Settlement of Payables. For the three months ended March 31, 2014, the loss on settlement of payables was $39,000 related to the settlement of payables with our common stock.  We had no loss on settlement of payables for the three months ended March 31, 2015.

Gain (Loss) on Sale of Oil and Gas Properties. For the three months ended March 31, 2015, gain on sale of oil and gas properties was $275,000 related to the MIEJ Settlement Agreement, compared a loss on sale of oil and gas properties of $5,659,000 for the three months ended March 31, 2014, primarily due to the sale to GGE of 50% of the Wattenberg Asset acquired from Continental.

Gain (Loss) on Sale of Equity Investment. For the three months ended March 31, 2015, gain on sale of equity investment was $566,000 related to the MIEJ Settlement Agreement, compared a loss on sale of equity investment of $1,028,000 was related to the sale of 50% of the Equity in MSL to GGE.

Loss on Sale of Asia Sixth Interest. For the three months ended March 31, 2014, loss on sale of Asia Sixth was $1,945,000 related to the sale of 50% of that asset to GGE. We had no loss on sale of Asia Sixth for the three months ended March 31, 2015.

Gain (Loss) from Equity Method Investments. For the three months ended March 31, 2015, we had a loss from equity method investments of $91,000 compared to a loss from equity method investments of $274,000 for the three months ended March 31, 2014. The decrease in loss of $183,000 is primarily due to the decreased production in our Condor investment in the current period.

Other Income (Expense). For the three months ended March 31, 2015, other expense was $911,000, compared to $1,791,000 for the three months ended March 31, 2014. The decrease in other expense of $880,000 was primarily due to the gain on debt extinguishment of $2,192,000 related to the MIEJ Settlement, mostly offset by increased interest expense of $2,051,000 primarily due to the financing costs related to the acquisition of the Wattenberg Asset and the Acquired Assets.

Net Loss Attributable to PEDEVCO Common Stockholders. For the three months ended March 31, 2015, net loss attributable to PEDEVCO common stockholders was $4,182,000, compared to a net loss attributable to PEDEVCO common stockholders of $13,170,000 for the three months ended March 31, 2014. The decrease in net loss of $8,988,000 was primarily due to the reasons described above.

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

Assuming that we complete one or more public or private debt or equity financings to fund our planned 2015 capital expenditures and repay our outstanding debt as it becomes due, we plan to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to $25 million in order to achieve our plans. The Company has spent $0.2 million of the planned capital expenditures in the three months ended March 31, 2015.  In addition, the Company is currently working with Dome Energy to prepare a projected drilling and completion schedule and budget assuming the Company's acquisition of Dome US is consummated, which new 2015 program we anticipate will provide for the drilling of approximately 9 gross (4.2 net) long lateral wells at an estimated capital cost to the Company of approximately $25.8 million, and 24 gross (9 net) short lateral wells at an estimated capital cost to the Company of approximately $28.0 million, increasing our 2015 capital expenditure program with respect to drilling and completions to approximately $53.8 million, and to approximately $55.5 million total including lease renewals.  We plan to utilize Dome US’s available debt facility, cash on hand, proceeds from future equity offerings, internally generated cash flow, and future debt financings to fund this expanded 2015 capital expenditure program in order to achieve our plans following the consummation of the planned acquisition of Dome US.

We expect to fund our operations and capital expenditure program with our projected cash flow from operations, our existing cash on hand, the $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available under our current debt facility, additional funding through asset sales, farm-out arrangements, lines of credit or public or private debt or equity financings.

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

Historical Liquidity and Capital Resources

Secured Debt Funding

During March 2014, we entered into the transactions contemplated by a Note Purchase Agreement (the “Note Purchase”), between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC (“RJC”), as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”).   Pursuant to the Note Purchase, we sold the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”).  On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Initial Note to HEARTLAND Bank, with HEARTLAND Bank becoming an “Investor” upon such date.

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

In addition, during the year ended December 31, 2014, the Company borrowed $1,967,000 for drilling activities. There were no borrowings during the three months ended March 31, 2015. As of March 31, 2015 there was approximately $13.5 million available to draw under the facility. The Notes are due and payable on March 7, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time.

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

Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, the description of which MIEJ Note below takes into account the amendments to such MIEJ Note as of December 31, 2014) with MIEJ, with an effective date of November 1, 2012. The MIEJ Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the D-J Basin Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the MIEJ Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the MIEJ Note on March 25, 2013, for a total current principal and interest amount outstanding under the MIEJ Note of $6.17 million  and $1,203,000, respectively, as of December 31, 2014.

Furthermore, as previously discussed in February 2015, the Company and PEDCO entered into the MIEJ Settlement Agreement with MIEJ. As part of the MIEJ Settlement Agreement, we entered into the New MIEJ Note, which replaced the original MIEJ Note, in the principal amount of $4.925 million. As of March 31, 2015, the amounts outstanding under the New MIEJ Note was $ 4,925,000.

The New MIEJ Note has an interest rate of 10.0%, with no interest due until maturity, is secured by all of our assets, and is subordinated to the PEDEVCO Senior Loan.  MIEJ has no control over our cash flow and their consent is not required for any disposition, sale, or use of any of our assets.  MIEJ also agreed to subordinate its note to up to an additional $60 million of new senior lending, with any portion of new senior lending in excess of this amount requiring to be paid first to MIEJ until the New MIEJ Note is paid in full.  Further, for every $20 million in new senior lending we raise, MIEJ shall be paid all interest and fees accrued to date on the New MIEJ Note.  The New MIEJ Note is due and payable on March 8, 2017, subject to automatic extensions upon the occurrence of a Long Term Financing or PEDEVCO Senior Lending Restructuring (each as defined below).

On a onetime basis, the PEDEVCO Senior Loan may be refinanced by a new loan (“Long-Term Financing”) by one or more third party replacement lenders (“Replacement Lenders”), and in such event the Company shall undertake commercially reasonable best efforts to cause the Replacement Lenders to simultaneously refinance both the PEDEVCO Senior Loan and the New MIEJ Note as part of such Long-Term Financing. If the Replacement Lenders are unable or unwilling to include the New MIEJ Note in such financing, then the Long-Term Financing may proceed without including the New MIEJ Note, and the New MIEJ Note shall remain in place and shall be automatically subordinated, without further consent of MIEJ, to such Long-Term Financing. Furthermore, upon the occurrence of a Long-Term Financing, the maturity of the New MIEJ Note is automatically extended to the same maturity date of the Long-Term Financing, but to no later than March 8, 2020.  Additionally, in connection with the Long-Term Financing:

●	the Long-Term Financing must not exceed $95 million;
●
we must make commercially reasonable best efforts to include adequate reserves or other payment provisions whereby MIEJ is paid all interest and fees accrued on the New MIEJ Note commencing as of March 8, 2017 and annually thereafter, and to allow for quarterly interest payments starting March 31, 2017 of not less than 5% per annum on the outstanding balance of the New MIEJ Note, plus a one-time payment of accrued interest (not to exceed $500,000) as of March 31, 2017; and

●
commencing on March 8, 2017, MIEJ shall have the right to convert the balance of the New MIEJ Note into our common stock at a price equal to 80% of the average closing price per share of our stock over the then previous 60 days, subject to a minimum conversion price of $0.30 per share.  MIEJ shall not be permitted to convert to the extent such conversion would result in MIEJ holding more than 19.9% of our outstanding common stock without approval of our shareholders, which we have agreed to seek at our 2016 annual shareholder meeting or, if not approved then, at our 2017 annual shareholder meeting.

In the event the PEDEVCO Senior Loan is instead refinanced, restructured or extended by the existing PEDEVCO Senior Loan Investors, the maturity of both the New MIEJ Note and the PEDEVCO Senior Loan may be extended to no later than March 8, 2019, without requiring the consent of MIEJ.  However, (i) any such maturity extension of the New MIEJ Note will give MIEJ the right to convert the note into our common stock as described above, commencing on March 8, 2017, and (ii) such extension agreement must provide that MIEJ is paid all interest and fees accrued on the New MIEJ Note as of March 8, 2018.  The New MIEJ Note may be prepaid any time without penalty, and if we repay the New MIEJ Note on or before December 31, 2015, 20% of the principal of the New MIEJ Note amount will be forgiven by MIEJ, and if we repay the New MIEJ Note on or before December 31, 2016, 15% of the principal of the New MIEJ Note amount will be forgiven by MIEJ.

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

Financial Summary

We had total current assets of $6.0 million as of March 31, 2015, including cash of $2.3 million, compared to total current assets of $9.6 million as of December 31, 2014, including a cash balance of $6.7 million.

We had total assets of $71.9 million as of March 31, 2015 compared to $41.7 million as of December 31, 2014. Included in total assets as of March 31, 2015 and December 31, 2014, were $62.8 million and $19.9 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $2.2 million, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $44.9 million as of March 31, 2015, including current liabilities of $13.2 million, compared to total liabilities of $43.2 million as of December 31, 2014, including current liabilities of $20.3 million.

We had negative working capital of $7.2 million, total shareholders’ equity of $27.0 million and a total accumulated deficit of $65.0 million as of March 31, 2015, compared to negative working capital of $10.7 million, total shareholders’ deficit of $1.4 million and a total accumulated deficit of $60.8 million as of December 31, 2014.

Cash Flows From Operating Activities. We had net cash used in operating activities of $3,884,000 for the three months ended March 31, 2015, which was an increase of $1,718,000 as compared to the prior year period. This increase was primarily comprised of changes in working capital items.

Cash Flows From Investing Activities. We had net cash provided by investing activities of $300,000 for the three months ended March 31, 2015, which was an increase of $14,744,000 as compared to the prior year period. This change was primarily a result of the Continental Acquisition in the prior period.

Cash Flows From Financing Activities. We had net cash used in financing activities of $773,000 for the three months ended March 31, 2015, which was a decrease of $19,253,000 as compared to the prior year period. This change was primarily a result of the proceeds received from notes payable and the issuance of common stock in the prior period.

Recent Accounting Pronouncements

During the period ended March 31, 2015, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management and hedging activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	planned combination with Dome Energy;
●	estimated future reserves and the present value of such reserves; and
●	plans, objectives, expectations and intentions contained in this Report that are not historical.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 31, 2015, other than as described below, and investors are encouraged to review such risk factors in the Form 10-K, prior to making an investment in the Company.

In the event the Dome Energy transaction closes, it will cause immediate and substantial dilution to existing stockholders.

As described above, we are party to a Heads of Agreement with Dome AB and currently contemplate entering into definitive documentation with Dome AB relating to the acquisition by us of the outstanding securities of Dome US.  We anticipate the consideration exchanged with Dome AB for the securities of Dome US will be approximately 140 million shares of the Company’s common stock, representing approximately 64% of the Company’s total issued and outstanding shares of capital stock on an as-converted basis (assuming the Series A Preferred is converted into common stock, and excluding the 25,000 Tranche Four Series A Preferred shares issued to GGE as described above), subject to a +/-4% adjustment based on further valuation due diligence by the parties.  As such, in the event we enter into a definitive acquisition with Dome AB, and the contemplated acquisition closes, the issuance of the common stock consideration to Dome AB will result in immediate and substantial dilution to the interests of our then stockholders.

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

On January 7, 2015, the Company granted options to purchase an aggregate of 1,265,000 shares of common stock to certain of its consultants and employees at an exercise price of $0.37 per share, including an option to purchase 370,000 shares to Mr. Ingriselli, an option to purchase 325,000 shares to Mr. Peterson, and an option to purchase 270,000 shares to Mr. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. The options have terms of five years and fully vest in January 2017.  50% vest six months from the date of grant, 20% vest one year from the date of grant, 20% vest eighteen months from the date of grant and 10% vest 2 years from the date of grant, all contingent upon the recipient’s continued service with the Company.   On January 27, 2015, a holder of Bridge Notes converted an aggregate of $83,000 (principal and accrued interest amounts) due under the Bridge Notes into an aggregate of 165,431 shares of common stock of the Company.

On February 6, 2015, the Company granted 193,550 shares of its restricted common stock with a fair value of $120,000, based on the market price on the date of grant, to certain members of its board of directors, pursuant to the Company’s 2012 Equity Incentive Plan. 100% of the shares vest on September 10, 2015, contingent upon the recipient being a Director of, or employee of or consultant to, the Company on such vesting date.

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

On May 12, 2015, we filed a preliminary Rule 424(b)(5) prospectus supplement and on May 13, 2015, we filed a final Rule 424(b)(5) prospectus supplement relating to the primary offering by us in a fully-underwritten offering of 5,600,000 shares of common stock at a public offering price per share of $0.50.  The underwriter of the offering, National Securities Corporation, also provided an option to purchase an additional 840,000 shares from us, at the public offering price less the underwriting discount, within 45 days of the offering to cover over-allotments, if any. The offering is scheduled to close on May 18, 2015. The net proceeds to us from our sale of the common stock (excluding the shares that may be sold in connection with the exercise of the underwriters’ overallotment) will be approximately $2.35 million (after deducting the underwriting discount and commissions and offering expenses payable by us).

No payments for our expenses will be made in the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We plan to use the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). While the offering has been priced to date, the offering has not closed as of the date of this filing, and the closing of the offering is subject to customary closing conditions, which the Company anticipates satisfying on or around May 18, 2015.

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

PEDEVCO Corp.

May 14, 2015	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 14, 2015	By:	/s/ Michael L. Peterson
Michael L. Peterson
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed With This Quarterly Report on Form 10-Q	Form	Exhibit	Filing Date/Period End Date	File Number
1.1	Underwriting Agreement, dated May 13, 2015, by and between PEDEVCO Corp. and National Securities Corporation		8-K	1.1	5/13/2015	001-35922
2.1	Purchase and Sale Agreement, dated February 23, 2015, by and between Golden Globe Energy (US), LLC and Red Hawk Petroleum, LLC		8-K	2.1	2/24/2015	001-35922
3.1	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	2/24/2015	001-35922
4.2	Form of PEDEVCO Corp. Series A Preferred Stock Certificate		10-K	4.2	3/31/2015	001-35922
10.1	Note and Security Agreement, dated April 10, 2014, by and between Golden Globe Energy (US), LLC (formerly RJ Resources Corp.), and RJ Credit LLC		8-K	10.1	2/24/2015	001-35922
10.2	Amendment to Note and Security Agreement, dated February 23, 2015, by and between PEDEVCO Corp. and RJ Credit LLC		8-K	10.2	2/24/2015	001-35922
10.3	Assumption and Consent Agreement, dated February 23, 2015, by and among RJ Credit LLC, Golden Globe Energy (US), LLC (formerly RJ Resources Corp.), and PEDEVCO Corp.		8-K	10.3	2/24/2015	001-35922
10.4	Call Option Agreement, dated February 23, 2015, by and between PEDEVCO Corp., Pacific Energy Development Corp. and Golden Globe Energy (US), LLC		8-K	10.4	2/24/2015	001-35922
10.5	Heads of Agreement, dated February 23, 2015, by and among PEDEVCO Corp., Dome Energy AB, and Dome Energy, Inc.		8-K	10.5	2/24/2015	001-35922
10.6	Settlement Agreement, dated February 19, 2015, by and among MIE Jurassic Energy Corporation, PEDEVCO Corp., and Pacific Energy Development Corp.		8-K	10.6	2/24/2015	001-35922
10.7	Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015, and effective January 1, 2015, issued by PEDEVCO Corp. to MIE Jurassic Energy Corporation		8-K	10.7	2/24/2015	001-35922
10.8	Membership Interest Purchase Agreement, dated February 19, 2015, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation		8-K	10.8	2/24/2015	001-35922
10.9	Assignment, Conveyance and Bill of Sale, dated February 19, 2015, by and between Pacific Energy Development Corp. and Condor Energy Technology LLC		8-K	10.9	2/24/2015	001-35922
10.10
Letter Agreement, dated April 24, 2015, by and among PEDEVCO Corp., BAM Administrative Services LLC, BRE BCLIC Primary, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC
		X
10.11	Form of Common Stock Warrant	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*Furnished herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.