Form 10-Q
period 2015-06-30
PEDEVCO CORP
filed 2015-08-13
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

At August 11, 2015, there were 44,203,639 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and Six Months Ended June 30, 2015
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$2,560	$6,675
Accounts receivable	104	-
Accounts receivable - oil and gas	969	581
Accounts receivable - oil and gas - related party	-	21
Accounts receivable - related party	2	58
Deferred financing costs	2,565	2,208
Prepaid expenses and other current assets	173	81
Total Current Assets	6,373	9,624

Oil and gas properties:
Oil and gas properties, subject to amortization, net	61,590	19,850
Oil and gas properties, not subject to amortization, net	-	2,205
Total oil and gas properties, net	61,590	22,055

Deferred financing costs	2,238	3,609
Note receivable	-	5,000
Notes receivable – related party	-	1,363
Other assets	85	85
Investments - cost method	4	4
Total Assets	$70,290	$41,740

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,604	$6,766
Accounts payable - related party	-	1,884
Accrued expenses	1,927	1,551
Accrued expenses - related parties	-	1,353
Accrued dividend	927	-
Revenue payable	658	747
Advances from joint interest owners	-	657
Convertible notes payable - Bridge Notes, net of premiums of $113,000 and $132,000, respectively	588	687
Notes payable - Secured Promissory Notes, net of discounts of $5,428,000 and $4,652,000, respectively	588	526
Notes payable - related parties	-	6,170
Total current liabilities	8,292	20,341

Long-term liabilities:
Notes payable - Secured Promissory Notes, net of discounts of $4,771,000 and $7,674,000, respectively	24,046	22,733
Notes payable - Subordinated	8,353	-
Notes payable - other	4,925	-
Asset retirement obligations	184	89
Total liabilities	45,800	43,163

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and -0- shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 44,203,639 and 33,117,516 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	44	33
Additional paid-in-capital	94,923	59,395
Accumulated deficit	(70,422)	(60,796)
Noncontrolling interests	(55)	(55)
Total shareholders' equity (deficit)	24,490	(1,423)

Total liabilities and shareholders' equity (deficit)	$70,290	$41,740

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Oil and gas sales	$1,787	$2,095	$3,275	$3,102

Operating expenses:
Lease operating costs	578	656	939	1,262
Exploration expense	213	764	528	1,125
Selling, general and administrative expense	1,832	1,653	4,283	4,009
Impairment of oil and gas properties	-	29	1,337	32
Depreciation, depletion, amortization and accretion	1,262	365	2,307	480
Loss on settlement of payables	-	-	-	39
Total operating expenses	3,885	3,467	9,394	6,947

Gain (loss) on sale of oil and gas properties	-	251	275	(5,408)
Gain (loss) on sale of equity investment	-	-	566	(1,028)
Loss on sale of deposit for business acquisition	-	-	-	(1,945)
Loss from equity method investments	-	(143)	(91)	(417)
Operating loss	(2,098)	(1,264)	(5,369)	(12,643)

Other income (expense):
Interest expense	(3,346)	(3,006)	(6,489)	(4,098)
Interest income	-	68	40	132
Gain (loss) on debt extinguishment	-	-	2,192	(763)
Total other expense	(3,346)	(2,938)	(4,257)	(4,729)

Net loss	(5,444)	(4,202)	(9,626)	(17,372)
Less: net loss attributable to noncontrolling interests	-	(7)	-	(7)
Net loss attributable to PEDEVCO common stockholders	$(5,444)	$(4,195)	$(9,626)	$(17,365)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.16)	$(0.25)	$(0.66)

Weighted average number of common shares outstanding:
Basic and diluted	40,883,806	26,670,103	38,224,777	26,446,910

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(9,626)	$(17,365)
Net loss attributable to noncontrolling interests	-	(7)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,449	1,551
Impairment of oil and gas properties	1,337	32
Depreciation, depletion, amortization and accretion	2,307	480
(Gain) loss on sale of oil and gas properties	(275)	5,408
(Gain) loss on sale of equity investment	(566)	1,028
Loss on sale of 50% of the deposit for business acquisition	-	1,945
Loss on settlement of payables	-	39
(Gain) loss on debt extinguishment	(2,192)	763
Loss from equity method investments	91	417
Amortization of debt discount	2,129	1,474
Amortization of deferred financing costs	1,014	519
Changes in operating assets and liabilities:
Accounts receivable	56	-
Accounts receivable - oil and gas	1,186	(1,571)
Accounts receivable - oil and gas - related party	21	7
Accounts receivable - related party	-	(167)
Inventory	-	397
Prepaid expenses and other current assets	(92)	66
Accounts payable	(3,832)	384
Accounts payable - related party	-	(453)
Accrued expenses	419	660
Accrued expenses - related parties	-	90
Revenue payable	(89)	562
Advances for joint operations	(657)	-
Net cash used in operating activities	(6,320)	(3,741)

Cash Flows From Investing Activities:
Cash paid for oil and gas properties	-	(28,522)
Cash paid for drilling costs	(226)	(1,591)
Proceeds from sale of equity investment	500	1,616
Proceeds from sale of oil and gas properties	-	8,747
Proceeds from sale of deposit	-	3,055
Proceeds from disposition of White Hawk	-	2,718
Cash paid for asset retirement bond	-	(85)
Issuance of notes receivable - related parties	-	(1,863)
Cash paid for unproved leasehold costs	-	(133)
Net cash provided by (used in) investing activities	274	(16,058)

Cash Flows From Financing Activities:
Repayment of notes payable	(749)	(1,904)
Proceeds from issuance of common stock, net of offering costs	2,780	6,525
Repayment of notes payable - related party	(100)	-
Proceeds from notes payable	-	19,357
Cash paid for deferred financing costs	-	(5,382)
Repayment of paid-in-kind obligations	-	(400)
Proceeds from exercise of warrants for common stock	-	5
Net cash provided by financing activities	1,931	18,201

Net decrease in cash	(4,115)	(1,598)
Cash at beginning of period	6,675	6,613
Cash at end of period	$2,560	$5,015

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$3,905	$1,530
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Issuance of common stock for services	$1	$-
Issuance of common stock in settlement of liabilities	$-	$531
Issuance of common stock to Bridge Note holders due to conversion	$102	$1,370
Rescission of common stock issued in private placement	$-	$10,000
Cashless exercise of common stock options and warrants	$-	$83
Deferred financing costs related to warrants issued in conjunction with notes payable	$-	$1,520
Accrued dividend from Redeemable Series A Convertible preferred stock	$927	$-
Reclass of notes payable - Bridge Notes to convertible notes	$-	$2,125
Consolidation of non-controlling interest in PEDCO MSL	$-	$2,644
Beneficial conversion feature of convertible notes payable - Bridge Notes	$-	$212
Reclass of notes payable - related parties to notes payable - Bridge Notes	$-	$525
Debt discount related to the warrants issued to Bridge Notes	$-	$270
Changes in estimates of asset retirement obligations	$15	$4
Stock payable issued for deferred financing costs	$-	$49
Accounts receivable from purchase of oil and gas property	$1,678	$-
Accounts payable from purchase of oil and gas property	$751	$-
Note receivable sold for purchase of oil and gas properties	$5,000	$-
Notes payable - Subordinated assumed as part of purchase of oil and gas properties	$8,353	$-
Issuance of Redeemable Series A Convertible Preferred Stock for purchase of oil and gas properties	$28,402	$-
Issuance of common stock for purchase of oil and gas properties	$2,734	$-

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

The Company previously owned a 20% interest in Condor Energy Technology, LLC (“Condor”). Condor’s operations consisted primarily of working interests in oil and gas leases in the Niobrara shale formation located in the D-J Basin in Morgan and Weld Counties, Colorado. The remaining interest in Condor is owned by an affiliate of MIE Holdings Corporation (“MIE Holdings”, Hong Kong Stock Exchange code: 1555.HK). MIE Holdings is one of the largest independent upstream onshore oil companies in China. In addition, the Company made a direct investment into the drilling and completion of the first three wells that Condor drilled and completed.  In February 2015, the Company divested its interest in Condor and the wells in which it had a direct working interest.  See Note 8.

The Company plans to focus on the development of shale oil and gas assets held by the Company in the U.S., including its oil and gas working interests in the Wattenberg and Wattenberg Extension in the D-J Basin (the “D-J Basin Asset”), which the Company acquired in March 2014 from Continental Resources, Inc. (“Continental” and the “Continental Acquisition”). Additionally, with the recent acquisition of additional oil and gas working interests in February 2015 from Golden Globe Energy (US), LLC (“GGE”) (the “D-J Basin Acquisition”), the Company has significantly increased the working interests owned by the Company in the D-J Basin Asset. See Note 5.

In addition, in May 2015 the Company entered into an Agreement and Plan of Reorganization (as amended to date, the “Reorganization Agreement”) with PEDEVCO Acquisition Subsidiary, Inc., a newly formed wholly-owned subsidiary of the Company (“Exchange Sub”), Dome Energy AB (“Dome AB”), and Dome Energy, Inc. a wholly-owned subsidiary of Dome AB (“Dome US”, and collectively with Dome AB, “Dome Energy”), which contemplates the Company’s acquisition of all of Dome Energy’s U.S. oil and gas assets in exchange for the issuance by the Company of approximately 153 million shares of the Company’s common stock to Dome AB (subject to adjustment before closing such that the number of shares issued equals 64% of the Company’s issued and outstanding common stock (including shares issuable upon conversion of the Company’s outstanding Series A Convertible Preferred Stock, subject to certain exclusions)), which will constitute a change of control of the Company (the “Exchange”).  Dome US produces from a core operated portfolio of conventional oil and gas assets located in Texas and Wyoming, and from additional producing assets located in Arkansas, Kentucky, Louisiana, Mississippi, and Oklahoma.  The Company and Dome Energy continue to move forward with the transactions contemplated by the Reorganization Agreement, including the preparation of a registration statement containing a proxy statement/prospectus with the Securities and Exchange Commission (the “SEC”), provided that because the closing of the transactions contemplated by the Reorganization Agreement is subject to various closing conditions, no assurance can be made that the transactions contemplated by the Reorganization Agreement will be completed.

The Company plans to seek additional oil and gas asset acquisition opportunities in the U.S. through utilizing its strategic relationships and technologies that may provide the Company a competitive advantage in accessing and exploring such assets. Some or all of these assets may be acquired by existing subsidiaries or equity investees, or other entities that may be formed at a future date.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp., a Nevada corporation; (iii) Pacific Energy Technology Services, LLC, a Nevada limited liability company (owned 70% by us); (iv) Pacific Energy & Rare Earth Limited, a Hong Kong company; (v) Blackhawk Energy Limited, a British Virgin Islands company; (vi) White Hawk Petroleum, LLC, a Nevada limited liability company,  (vii) Red Hawk Petroleum, LLC, a Nevada limited liability company, which was formed on January 16, 2014, (viii) Pacific Energy Development MSL, LLC (“MSL”) (owned 50% by us) and is included in our consolidated results, and (ix) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with the planned reorganization transaction with Dome Energy. All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting for Joint Ventures. A portion of the Company’s oil and gas interests were held all or in part by the following joint venture which was collectively owned with affiliates of MIE Holdings:

-
 Condor Energy Technology LLC, a Nevada limited liability company, owned 20% by the Company and 80% by an affiliate of MIE Holdings through February 2015. The Company accounted for its 20% ownership in Condor using the equity method.

The Company evaluated its relationship with Condor to determine if it qualified as a variable interest entity ("VIE"), as defined in ASC 810-10, and whether the Company is the primary beneficiary, in which case consolidation would be required. The Company determined that Condor qualified as a VIE, but since the Company was not the primary beneficiary of Condor, the Company concluded that consolidation was not required during 2014 for Condor. In February 2015, the Company divested its interest in Condor.  See Note 8.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2015, and December 31, 2014, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2015, approximately $2,037,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to two customers comprised 52% and 32% of the Company’s total oil and gas revenues for the six months ended June 30, 2015. Sales to one customer comprised 41% of the Company’s total oil and gas revenues for the six months ended June 30, 2014. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $278,000 related to receivables from joint interest owners.

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three and six months ended June 30, 2015 and 2014, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 1,386,240 and 1,311,024 potentially issuable shares of common stock related to options, 6,571,073 and 2,986,704 potentially issuable shares of common stock related to warrants and 1,219,904 and 786,809 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the six months ended June 30, 2015 and 2014, respectively.  The Company also excluded $927,000 and $-0- of Series A preferred stock dividends due to their anti-dilutive effect for the six months ended June 30, 2015 and 2014, respectively.

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

NOTE 4 – GOING CONCERN

The Company’s financial statements are prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses from operations, due in part to  the current crude oil price environment.  The Company had a working capital deficit and accumulated deficit at June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The current crude oil prices have negatively affected the capital markets due to the uncertainty of oil and gas industry investors resulting in fewer and more costly financing opportunities.

Management believes that following the completion of the Exchange contemplated by the Reorganization Agreement with Dome Energy, the Company will be able to meet its future obligations and attain profitable operations. However, because the closing of the transactions contemplated by the Reorganization Agreement is subject to various closing conditions, no assurance can be made that the transactions contemplated by the Reorganization Agreement will be completed. In the event the Exchange is not completed, the Company will seek financing from other sources.  Such financings may not be available or, if available, may not be on terms acceptable to the Company. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its obligations and attain profitable operations.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2015 (in thousands):

	December 31,				June 30,
	2014	Additions	Disposals	Transfers	2015
Oil and gas properties, subject to amortization	$24,057	$43,701	$(3,401)	$289	$64,646
Oil and gas properties, not subject to amortization	8,159	-	(7,870)	(289)	-
Asset retirement costs	76	73	(1)	-	148
Accumulated depreciation, depletion and impairment	(10,237)	(3,619)	10,652	-	(3,204)
Total oil and gas assets	$22,055	$40,155	$(620)	$-	$61,590

The depletion recorded for production on proved properties for the three and six months ended June 30, 2015, amounted to $1,254,000 and $2,281,000. The depletion recorded for production on proved properties for the three and six months ended June 30, 2014, amounted to $364,000 and $475,000, respectively. The Company recorded impairment expense for all unproved leasehold costs for the three and six months ended June 30, 2015, in the amount of $-0- and $1,337,000, respectively, as a result of a revision of management's plans to our re-leasing program due to the decrease in commodity pricing. During the three and six months ended June 30, 2014 the Company recorded impairment expense related to expired lease acreage of $29,000 and $32,000.

During the six months ended June 30, 2015, additions to oil and gas properties subject to amortization consisted of completion costs of $226,000.

Acquisition of Properties from Golden Globe Energy (US) LLC.

On February 23, 2015 (the “Closing”), the Company’s wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), completed the acquisition of approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado (the “Acquired Assets”) from GGE.

As consideration for the acquisition of the Acquired Assets, the Company (i) issued to GGE 3,375,000 restricted shares of the Company’s common stock and 66,625 restricted shares of the Company’s newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”) (see Note 12), (ii) assumed approximately $8.35 million of subordinated notes payable from GGE pursuant to an Assumption and Consent Agreement and an Amendment to Note and Security Agreement (see Note 9), and (iii) provided GGE with a one-year option to acquire the Company’s interest in its Kazakhstan opportunity for $100,000 payable upon exercise of the option pursuant to a Call Option Agreement. The effective date of the transaction was January 1, 2015, with the exception of all revenues and refunds attributable to GGE’s approximate 49.7% interest in each of the Loomis 2-1H, Loomis 2-3H and Loomis 2-6H wells, which revenues and refunds the Company owns from the date of first production, which are estimated through January 2015 to total approximately $700,000.

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

Disposition of Oil and Gas Properties

In February 2015, the Company sold to MIE Jurassic Energy Corporation (“MIEJ”), an affiliate of MIE Holdings, all of the direct interests in approximately 945 net acres and interests in three wells owned by the Company with a recorded value of $1,186,000 resulting in a gain on sale of oil and gas properties of $275,000.  See Note 8.

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

The following table presents the Company’s supplemental consolidated pro forma total revenues, lease operating costs, net income (loss) and net loss per common share as if the D-J Basin Acquisition completed in February 2015 had occurred on January 1, 2015 and the acquisition of D-J Basin Assets completed in March 2014 from Continental and simultaneous dispositions had occurred on January 1, 2014 (in thousands, except per share amounts).

	For the Six Months Ended
	June 30, 2015

	PEDEVCO	Net Acquisitions/Dispositions	(1)	Combined
Revenue	$3,275	$780		$4,055
Lease operating costs	$(939)	$(275)		$(1,214)
Net income (loss)	$(9,626)	$505		$(9,121)
Net income (loss) per common share	$(0.25)	$0.01		$(0.24)

	For the Six Months Ended
	June 30, 2014

	PEDEVCO	Net Acquisitions/Dispositions	(1)	Combined
Revenue	$3,102	$865		$3,967
Lease operating costs	$(1,262)	$(324)		$(1,586)
Net income (loss)	$(17,365)	$541		$(16,824)
Net loss per common share	$(0.66)	$0.02		$(0.64)

(1)	Amounts are based on Company records.

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

On August 1, 2014, the Company entered into a series of agreements pursuant to which the Company restructured its planned acquisition of indirect interests in Aral in order to simplify and consolidate the capital structure and management of Aral and its disparate stakeholders, improve the debt position of Aral, provide Aral with additional financing to fund its operations going forward, and eliminate any and all funding obligations the Company may have had under the previously contemplated ownership structure  (collectively, the “Aral Restructuring”).  In connection with the Aral Restructuring, the Company entered into a new purchase agreement (the “Caspian SPA”) to acquire a 5.0% interest in Caspian Energy Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, and pursuant to which Caspian Energy will hold 100% of the ownership in Aral at closing.  The closing of the transactions contemplated under the Caspian SPA was subject to the satisfaction of certain customary closing conditions including the approval of the Agency of the Republic of Kazakhstan for the Protection of Competition and the Ministry of Oil and Gas of the Republic of Kazakhstan (“MOG”), the MOG’s waiver of its pre-emptive purchase right with respect to the transaction, and receipt of Caspian Energy shareholder approval of the transaction.

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

The Aral Restructuring was consummated effective May 20, 2015, upon which date the A6 Promissory Note was converted into 23,182,880 shares of common stock of Caspian Energy.  In addition, on the date of conversion of the A6 Promissory Note, Mr. Frank Ingriselli, our Chairman and Chief Executive Officer, was appointed as a non-executive director of Caspian Energy.

In connection with our D-J Basin Acquisition, on February 23, 2015, we provided GGE a one-year option to acquire our interest in the Caspian SPA for $100,000 payable upon exercise of the option recorded in prepaid expenses and other current assets.  As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at June 30, 2015 was $0.

NOTE 7 – NOTES RECEIVABLE

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, which permitted multiple loans to be made up to $8,000,000 as separate “advances”. As of December 31, 2014, the balance of the notes receivable prior to applying the excess loss from Condor was $6,979,000 plus accrued interest of $121,000 due from Condor.

In accordance with ASC 323-10-35, the losses from Condor that exceeded the equity investment of the Company were used to reduce the notes receivable balance. If the losses were to exceed the notes receivable balance, no additional losses would be recorded for the equity investment. The net receivable balance as of December 31, 2014, after applying the excess loss is $1,363,000. After applying the losses to the equity investment and the note receivable, the Company has unrecorded excess losses of zero. The following table reflects the activity related to the note receivable-related party (in thousands):

	June 30,	December 31,
	2015	2014
Note receivable-related party prior to applying excess losses	$6,979	$6,979
Equity change in net loss at 20% applied to note receivable-related party as of December 31, 2013	(5,193)	(5,193)
Equity change in net loss at 20% for year ended December 31, 2014	(271)	(271)
Equity change in net loss at 20% for period from January 1 through February 23, 2015	(91)	-
Previously unrecognized losses for year ended December 31, 2013	(273)	(273)
Interest accrued	160	121
Portion of Settlement Agreement with MIEJ	(1,311)	-
Net note receivable	$-	$1,363

As part of the Settlement Agreement with MIEJ on February 19, 2015, the notes receivable were settled.  See Note 8.

NOTE 8 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

Settlement Agreement with MIEJ

On February 19, 2015, the Company entered into a Settlement Agreement with MIEJ (the “MIEJ Settlement Agreement”), the 80% partner in Condor and the lender under the Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, in the principal amount of $6,170,065 (the “MIEJ Note”). The Settlement Agreement and related agreements for the disposition of the Company’s interest in Condor contained the following terms:

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
●
The Company’s employees were removed as officers of Condor, and the Company agreed to assist with Condor’s accounting and audits and perform joint interest billing accounting for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month thereafter, pro-rated for partial months, for up to six months. :

●	MIEJ paid $500,000 to the Company’s Senior Loan Investors as a principal reduction on the Company’s Senior Loan;
●	Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that the Company owed to Condor;
●	The Company paid MIEJ $100,000 as a principal reduction under the original MIEJ Note; and
●	The parties fully released each other from every claim, demand or cause of action arising on or before February 19, 2015.

The net effect of these transactions with MIEJ was to reduce approximately $9.4 million in aggregate liabilities due from the Company to MIEJ and Condor to $4.925 million, which is now the new principal amount of the New MIEJ Note.

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

The Company recognized a gain on sale of equity investments during the six months ended June 30, 2015 related to these transactions of $566,000.

The following is a summarized statement of operations for Condor for the period from January 1, 2015 through February 23, 2015:

Revenue	$108
Operating expenses	(368)
Operating loss	(260)
Interest expense	(195)
Net loss	$(455)

During the period from January 1, 2015 through February 23, 2015, the Company recorded $91,000 as its 20% share of Condor’s net losses for that period.

NOTE 9 – NOTES PAYABLE

Note Purchase Agreement and Sale of Secured Promissory Notes

On March 7, 2014, the Company entered into a $50 million financing facility (the “Notes Purchase Agreement”) between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”).   The Company issued the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”) and provided for an additional $15.5 million available under the financing agreement to fund the Company’s future drilling costs.  On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Initial Note to HEARTLAND Bank, and effective April 1, 2015, BRe BCLIC Primary transferred its Initial Note to Senior Health Insurance Company of Pennsylvania (“SHIP”), with each of HEARTLAND Bank and SHIP becoming an “Investor” for purposes of the discussion below.

The Initial Notes bear interest at the rate of 15% per annum, payable monthly in arrears, on the first business day of each month beginning April 1, 2014 (in connection with the Initial Notes), provided that upon the occurrence of an event of default, the Initial Notes bear interest at the lesser of 30% per annum and the maximum legal rate of interest allowable by law.

The Initial Notes are due and payable on March 7, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time. Additionally, the Company is required on the third business day of each month, commencing on April 1, 2014, to prepay the Initial Notes in an amount equal to the lesser of (a) the outstanding principal amount of the Initial Notes or (b) twenty-five percent (25%) of the aggregate of all net revenues actually received by us and our subsidiaries for the immediately preceding calendar month (or such pro rata portion of the first month the payment is required).  The Initial Notes also provide that RJC is to be repaid (i) accrued interest, only after all of the other Investors are repaid any accrued interest due and (ii) principal, only after all of the other Investors are repaid the full amount of principal due under their Initial Notes, and (iii) that any funding in connection with Subsequent Notes will be made solely by RJC. See Note 16 for information related to recent agreements to defer certain principal and interest payments and capitalization of such deferred amounts as additional principal under the Initial Notes.

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

The Company did not borrow any proceeds under the Notes Purchase Agreement during the six months ended June 30, 2015. As of June 30, 2015, there was approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available to draw down under Subsequent Notes from RJC.

All deferred financing costs and debt discount amounts are amortized using the effective interest rate method. The amount of the debt discount and deferred financing costs (net of amortization) reflected on the accompanying balance sheet as of June 30, 2015 was $15,002,000. Amortization of debt discount, amortization of deferred financing costs and interest expense, related to the Initial Notes and the first advance, was $2,129,000, $1,014,000 and $2,674,000 for the six months ended June 30, 2015, respectively.

On April 24, 2015 certain of the Investors in our Initial Notes agreed to defer certain mandatory principal repayments and interest payments that would otherwise be payable by us to them in the months of May and June 2015, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the Initial Notes.  The aggregate principal and interest that was deferred was approximately $972,000, which amount has been capitalized and added to the principal due under the Initial Notes effective July 31, 2015 and due upon maturity.  As consideration for the deferral, we plan to grant warrants exercisable for an aggregate of 349,111 shares of our common stock to the Investors participating in the deferral.  Each warrant will have a 3 year term and will be exercisable on a cashless basis at an exercise price of $1.50 per share. See Note 16.

During the six months ended June 30, 2015, there were $249,000 of payments made to reduce the amount outstanding on the Initial Notes.

Convertible Notes Payable – Bridge Notes

On March 7, 2014, the Company entered into a Second Amendment to the Secured Promissory Notes (each, a “Second Amended Note,” and collectively, the “Convertible Bridge Notes”) with all but one of the holders (the “Amended Bridge Investors”). Subsequently, on August 20, 2014, the one remaining holder also entered into the Second Amended, and became an “Amended Bridge Investor” (as discussed below).

The Convertible Bridge Notes allow the holders the right to convert up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each Bridge Note outstanding as of the entry into the Second Amended Notes and only up to four (4) total conversions of not less than 25% each); the additional payment-in kind (“PIK”); and all accrued and unpaid interest under each Bridge Note (collectively, the “Conversion Amount”) into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into.  Upon a conversion, a holder shall receive the number of shares of common stock by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows

(A)	prior to June 1, 2014, the Conversion Price was $2.15 per share; and
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

In January 2015, one holder of Bridge Notes converted an aggregate of $83,000 (principal and accrued interest amounts) due under the Bridge Notes into an aggregate of 165,431 shares of common stock of the Company.  No gain or loss was recognized.

The unamortized debt premium on the Convertible Bridge Notes as of June 30, 2015, was $113,000.

As of June 30, 2015, Bridge Notes with an aggregate principal amount of $475,000 remain outstanding, plus accrued interest of $87,000 and additional PIK of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes. The interest expense related to these notes for the three months ended June 30, 2015 and 2014 was $14,000 and $240,000, respectively. The interest expense related to these notes for the six months ended June 30, 2015 and 2014 was $29,000 and $472,000, respectively.

The Subordinated Note Payable Assumed

In February 2015, the Company assumed approximately $8.35 million of a subordinated note payable from GGE in the acquisition of the Acquired Assets, which amount is outstanding as of June 30, 2015.  The lender under the subordinated note payable is RJC, which is one of the lenders under the Secured Promissory Notes and is an affiliate of GGE.  The note is due and payable on December 31, 2017, and bears interest at a rate of 12% per annum (24% upon an event of default).  The accrued interest is payable on a monthly basis in cash.  The assumed note payable is subordinate and subject to the terms and conditions of the Secured Promissory Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000.  Should the Company repay the Secured Promissory Notes or replace them with a secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

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

The interest expense related to this note for the six months ended June 30, 2015 was $356,000, respectively.

Related Party Financings

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ. The MIEJ Note had a total principal and interest amount outstanding of $6.17 million and $1,203,000, respectively, as of December 31, 2014.

In February 2015, the Company and PEDCO entered into the MIEJ Settlement Agreement with MIEJ. As part of the MIEJ Settlement Agreement, the Company entered into the New MIEJ Note, which extinguished the original MIEJ Note, and reduced the principal amount owed from $6.17 million to $4.925 million. As of June 30, 2015, the amount outstanding under the New MIEJ Note was $4,925,000. The Company recognized a gain on debt extinguishment during the six months ended June 30, 2015 related to these transactions of $2,192,000.

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

The interest expense related to this note for the three and six months ended June 30, 2015 was $123,000 and $326,000, respectively.

NOTE 10 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the six months ended June 30, 2015 and 2014.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Deferred income tax assets as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2015	2014
Deferred Tax Assets (Liabilities)
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$3,368	$1,385
Net operating losses	4,131	4,131
Impairment – oil and natural gas properties	(1,122)	(1,122)
Other	742	623
Total deferred tax asset	7,119	5,017

Less: valuation allowance	(7,119)	(5,017)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at June 30, 2015. The net change in the total valuation allowance for the three and six months ended June 30, 2015 was an increase of $1,297,000 and $2,102,000, respectively.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2015, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through June 30, 2015.

As of June 30, 2015, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $54,673,000 and $49,922,000 (subject to limitations) for federal and state tax purposes, respectively. If not utilized, these losses will begin to expire beginning in 2032 and 2023, respectively, for both federal and state purposes.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014, which has been extended for an additional two years with the term now ending in July 2016, for its corporate office space located in Danville, California. The obligation under this lease for the remainder of 2015 and 2016 is $25,000 and $30,000, respectively.

In September 2014, the Company entered into a non-cancelable lease agreement with a term of five years ending on March 1, 2020, which location serves as the Company’s operations office space in Houston, Texas.  The obligation under this lease for the remainder of 2015, 2016, 2017, 2018 and 2019 is $31,000, $61,000, $61,000, $61,000 and $61,000, respectively.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the D-J Basin Asset, 6,791 net acres are due to expire during the six months remaining in 2015 (2,331 net acres did expire during the six months ended June 30, 2015), 4,693 net acres expire in 2016, 612 net acres expire in 2017, 392 net acres in 2018 and 1,251 net acres expire thereafter. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of June 30, 2015, the Company had fully impaired its unproved leasehold costs based on management's revised re-leasing program.

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

NOTE 12 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At June 30, 2015, the Company was authorized to issue 100,000,000 shares of its Series A preferred stock with a par value of $0.001 per share.

During the six months ended June 30, 2015, the Company issued shares of Series A preferred stock as follows:

On February 23, 2015, the Company issued 66,625 Series A Preferred to GGE as part of the consideration paid for the Acquired Assets. The fair value of the Series A preferred stock was $28,402,000 based on a calculation using a binomial lattice option pricing model. See Note 15.

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

Additionally, if the Company receives shareholders’ approval for the conversion feature, the Series A Preferred features are also modified as follows:

●	the Series A Preferred shall automatically cease accruing dividends and all accrued and unpaid dividends will be automatically forfeited and forgiven; and
●	the liquidation preference of the Series A Preferred will be reduced to $0.001 per share from $400 per share.

The contingent conversion feature also provides that GGE will be subject to a lock-up that prohibits it from selling the shares of common stock through the public markets for less than $1 per share (on an as-converted to common stock basis) until February 23, 2016, and in no event may GGE beneficially own more than 9.99% of our outstanding common stock or voting stock.

The Series A Preferred is redeemable at the option of the Company or anyone that the Company assigns the right to redeem the Series A Preferred to (the “Assigns”), if the Company repays the Secured Promissory Notes by November 23, 2015.

The Series A Preferred is redeemable as follows:

●	until November 23, 2015, the Company may redeem any or all of the Tranche One shares at a repurchase price of $500 per share;
●	from November 24, 2015 until February 23, 2017, the Company may redeem any or all of the Tranche One shares and Tranche Two shares at a repurchase price of $650 per share; and
●	from February 24, 2017 until February 23, 2018, the Company may redeem any or all remaining outstanding shares of Series A Preferred at a repurchase price of $800 per share.

In addition, if the Company repays the Secured Promissory Notes and redeems all of the Tranche One shares by November 23, 2015 the above redemption options are modified as follows:

●	the Tranche Four shares are automatically redeemed for $0 per share, and
●	GGE may request (but not require) that the Company redeem:
°	the Tranche Two shares at a redemption price of $650 per share for a period of 30 days following February 23, 2017, and
°	the Tranche Two Shares and 11,625 shares of the Tranche Three shares at a redemption price of $800 per share for a period of 30 days following February 23, 2018.

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

As of June 30, 2015, there were 66,625 shares of the Company’s Series A preferred stock outstanding and an accrued dividend of $927,000.

COMMON STOCK

At June 30, 2015, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the six months ended June 30, 2015, the Company issued shares of common stock or restricted common stock as follows:

On January 7, 2015, the Company granted 965,000 shares of its restricted common stock with a fair value of $357,000, based on the market price on the date of grant, to certain of its employees, including 370,000 shares to Chairman and Chief Executive Officer, Frank C. Ingriselli, 325,000 shares to President and Chief Financial Officer, Michael L. Peterson, and 270,000 shares to Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. 40% of the shares vest on the nine month anniversary of the grant date, 20% vest on the twelve month anniversary of the grant date, 20% vest on the eighteen month anniversary of the grant date and 20% vest on the twenty-four month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company. The vesting of the securities is subject to the terms of Vesting Agreements described below.

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

On April 16, 2015, the Company issued 19,445 shares of common stock to a former employee in connection with the exercise of 33,334 options on a cashless basis.

On May 13, 2015, the Company announced the pricing of an underwritten public offering of an aggregate of 5,600,000 shares of common stock at price of $0.50 per share to the public (the "May 2015 Offering"). The underwriter in the offering was granted a 45-day option to purchase up to 840,000 shares of common stock to cover overallotments.  On May 18, 2015, the Company closed this underwritten offering of an aggregate of 5,600,000 shares of common stock, and on May 19, 2015 the underwriter exercised a portion of its overallotment option and purchased 766,197 shares of common stock.  With the exercise of a portion of the overallotment option, the Company sold 6,366,197 total shares of common stock in the May 2015 Offering for net proceeds of approximately $2.78 million.  The Company received gross proceeds of $3,183,000 before deducting underwriting discounts and offering expenses as a result of the offering.

As of June 30, 2015, Convertible Bridge Notes with an aggregate principal amount of $475,000 remain outstanding, plus accrued interest of $87,000 and additional payment-in-kind of $48,000. The aggregate principal and accrued, unpaid interest and payment-in-kind amounts are available for conversion into common stock pursuant to the terms of the Convertible Bridge Notes. The closing of our common stock on June 30, 2015 was $0.45 per share. See Note 9.

Stock compensation expense recorded related to restricted stock during the six months ended June 30, 2015 was $1,518,000. The remaining unamortized stock compensation expense at June 30, 2015 related to restricted stock was $1,428,000.

Vesting Agreements

As a required term of our entry into the Reorganization Agreement, Messrs. Ingriselli, Peterson and Moore each entered into Vesting Agreements with the Company, pursuant to which they each individually agreed, that effective as of the date of such agreements (May 21, 2015), all existing so-called “10b5-1 trading plans” providing for the periodic sale of their restricted stock upon vesting shall be terminated, and the vesting of all restricted stock they hold which is subject to vesting prior to the Exchange being consummated (the “Exchange Closing”) will be delayed until the 2nd business day following either (x) the Exchange Closing, or (y) the Company’s public disclosure of the termination of the Exchange (the “Vesting Delay”).  This Vesting Delay will occur provided that effective upon the 2nd trading day following the Company’s public announcement of the Exchange Closing, all unvested stock subject to the Vesting Delay, and all unvested stock and options subject to vesting through July 1, 2016, will vest immediately (subject to not more than 573,000 shares of unvested stock and options to purchase 333,000 shares vesting to Mr. Ingriselli, not more than 520,500 shares of unvested stock and options to purchase 292,500 shares vesting to Mr. Peterson, and not more than 389,000 shares of unvested stock and options to purchase 243,000 shares vesting to Mr. Moore) (the “Closing Acceleration”). The Closing Acceleration will occur even if the executives are not then employees or directors of the Company on such date. Notwithstanding the above, in the event the Reorganization Agreement is terminated or the Exchange is not consummated by December 29, 2015 (unless otherwise agreed upon in writing by the parties to the Reorganization Agreement), all restricted stock subject to the Vesting Delay will vest on the 2nd business day following the Company’s public disclosure of the termination of the Exchange (in the event the Reorganization Agreement was terminated prior to December 29, 2015), or, in the event the Exchange is not terminated by, or consummated by, December 29, 2015, on January 7, 2016, and the original vesting terms for all future unvested stock and options will be reinstated to the terms in effect prior to the parties’ entry into the Vesting Agreements. We also agreed to pay up to $370,000 in taxes due in connection with such Closing Acceleration, including gross ups (allocated up to $143,008 for Mr. Ingriselli, up to $129,906 for Mr. Peterson, and up to $97,086 for Mr. Moore). Finally, all options subject to the Closing Acceleration will be extended for a period of five years following the closing of the Exchange, regardless of their original terms.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of June 30, 2015, 3,424 shares of common stock granted under the 2003 Stock Option Plan and 2009 Stock Incentive Plan approved when the Company was known as Blast Energy Services, Inc. (“Blast”) remain outstanding and exercisable at a weighted average exercise price of $35.05. No options were issued under these plans during the six months ended June 30, 2015.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014 to increase by 5,000,000 the number of shares of common stock reserved for issuance under the Plan. A total of 7,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 4,114,802 shares have been issued as restricted stock, 1,817,000 shares are subject to issuance upon exercise of issued and outstanding options, and 1,068,198 remain available for future issuance as of June 30, 2015.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of June 30, 2015, options to purchase an aggregate of 405,804 shares of the Company’s common stock and 591,791 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

On January 7, 2015, the Company granted options to purchase an aggregate of 1,265,000 shares of common stock to certain of its consultants and employees at an exercise and market price of $0.37 per share, including an option to purchase 370,000 shares to Chairman and Chief Executive Officer, Frank C. Ingriselli, an option to purchase 325,000 shares to President and Chief Financial Officer, Michael L. Peterson, and an option to purchase 270,000 shares to Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. The options have terms of five years and fully vest in January 2017.  50% vest six months from the date of grant, 20% vest one year from the date of grant, 20% vest eighteen months from the date of grant and 10% vest 2 years from the date of grant, all contingent upon the recipient’s continued service with the Company, subject in all cases to the terms of the Vesting Agreements.   The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $213,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.47%, (2) expected term of 3.8 years, (3) expected volatility of 60%, and (4) zero expected dividends.

During the six months ended June 30, 2015, the Company recognized stock option expense of $282,000. The remaining amount of unamortized stock options expense at June 30, 2015, was $261,000.

The intrinsic value of outstanding and exercisable options at June 30, 2015 was $131,000 and $29,000, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2014 was $34,000 and $34,000, respectively.

Option activity during the six months ended June 30, 2015 was:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract Term
	Shares	Price	(# years)
Outstanding at January 1, 2015	1,827,224	$1.08	6.5
Granted	1,265,000	0.37
Exercised	(19,445)	0.30
Forfeited and cancelled	(13,888)	0.30

Outstanding at June 30, 2015	3,058,891	$0.80	5.4

Exercisable at June 30, 2015	1,386,240	$0.80	6.6

Warrants

During the six months ended June 30, 2015, the Company recognized warrant expense of $650,000. The remaining amount of unamortized warrant expense at June 30, 2015, was $-0-.

The intrinsic value of outstanding as well as exercisable warrants at June 30, 2015 and December 31, 2014 was $-0- and $-0-, respectively.

Warrant activity during the six months ended June 30, 2015 was:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract Term
	Shares	Price	(# years)
Outstanding at January 1, 2015	6,594,129	$2.13	3.9
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(23,056)	2.25

Outstanding at June 30, 2015	6,571,073	$2.13	3.4

Exercisable at June 30, 2015	6,571,073	$2.13	3.4

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

Note Payable – MIEJ. See Note 9 – Related Party Financings

Accounts Payable – Condor. Accruals for drilling costs due to Condor as a working interest owner and revenue receivable due from Condor as a working interest owner represent capital expenditures, lease operating expenses and revenues allocable to the Company for its various working interests in the wells from 12.60% to 18.75% and its net revenue interest varies from 10.01% to 15.00%. At December 31, 2014, Condor owed the Company $21,000 from production sales related to the Company’s net revenue interest in the D-J Basin Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet. At December 31, 2014, the Company owed Condor $30,000 from production related expenses and $1,853,000 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. As discussed in Note 8, in February 2015, the Company and PEDCO entered into the MIEJ Settlement Agreement with MIEJ. As part of the MIEJ Settlement Agreement, all amounts owed to or from Condor were restructured. As of June 30, 2015, there were no accounts receivable or payable or by or to MIEJ.  There was $4.925 million of principal and $243,000 of accrued interest owed under the New MIEJ Note.

In addition, as part of the MIEJ Settlement Agreement, PEDCO agreed to provide assistance in the orderly transfer of the operational management, finance and accounting matters involving Condor to MIEJ, and upon the request of MIEJ, PEDCO agreed for a period of up to six (6) months (terminable upon fifteen (15) days’ prior written notice from MIEJ to PEDCO), PEDCO shall continue to assist with Condor’s accounting and audits and perform joint interest billing accounting on behalf of Condor for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month thereafter, pro-rated for partial months.

During the six months ended June 30, 2015 and 2014, the Company charged $56,000 and $167,000, respectively, in expenses related to a management services agreement with Condor through February 2015 and charged $100,000 and $-0-, respectively, in expenses related to a management services agreement with MIEJ after February 2015. This management fee represents an amount agreed upon between MIEJ and the Company as being reflective of the approximate amount of time and resources the Company personnel dedicates to Condor-related matters on a monthly basis. As of June 30, 2015 and December 31, 2014, the Company had accrued $ -0- and $56,000, respectively, in amounts due from Condor under the agreement.

Vesting Agreements with Management

See Note 12 for a discussion of Vesting Agreements with management.

NOTE 15 – FAIR VALUE

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of June 30, 2015 (in thousands):

	Fair Value Measurements At June 30, 2015
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

The Series A Convertible Preferred Stock was valued using a binomial lattice option pricing model for which the significant assumptions were expected term and expected volatility. The binomial lattice model used a probablistic approach in which the Company assigned percentages to each scenario based on the chance of repayment. The percentages used were as follows: the non-repayment scenario was assigned a 25% probability.

NOTE 16 – SUBSEQUENT EVENTS

Warrant Issuance to IR Firm

On July 1, 2015, the Company granted a warrant exercisable for an aggregate of 100,000 shares of common stock valued at $18,000 to an investor relations firm as sole consideration for its future services.  The warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $0.44 per share with respect to 50% of the shares issuable thereunder following the date of grant and with respect to the balance 50% of the shares issuable thereunder on or after October 1, 2015 (in each case subject to NYSE MKT additional listing approval, which has not been sought or received to date).

Amendment of Agreement and Plan of Reorganization with Dome Energy

On July 15, 2015, the Company amended the Reorganization Agreement with Dome Energy in order to provide Dome Energy additional time to prepare and deliver necessary disclosure schedules and audited financial statements.  Pursuant to the amendment, the parties (i) extended the deadline from July 15, 2015 to August 17, 2015, for delivery of copies of the parties’ disclosure schedules and Dome US’s audited financial statements as contemplated by the Reorganization Agreement, and (ii) extended the deadline from July 4, 2015 to July 15, 2015 for delivery of copies of Dome Energy’s material contracts as required by the Reorganization Agreement.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended June 30, 2015, above.

General Overview

PEDEVCO Corp. (the “Company”, “PEDEVCO”, “we” and “us”) is an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand.  As of June 30, 2015, we held approximately 22,799 net D-J Basin acres located in the Wattenberg and Wattenberg Extension areas of the D-J Basin in Weld and Morgan Counties, Colorado (our “D-J Basin Asset”).  As of June 30, 2015, through our wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), we hold interests in 53 gross (15.7 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 17 gross (3.2 net) wells are non-operated, and 22 wells have an after-payout interest.

In May 2015, we entered into an Agreement and Plan of Reorganization  (as amended to date, the “Reorganization Agreement”) with PEDEVCO Acquisition Subsidiary, Inc., a newly formed wholly-owned subsidiary of the Company (“Exchange Sub”), Dome Energy AB (“Dome AB”), and Dome Energy, Inc. a wholly-owned subsidiary of Dome AB (“Dome US”, and collectively with Dome AB, “Dome Energy”), which contemplates our acquisition of all of Dome Energy’s U.S. oil and gas assets in exchange for the issuance by us of approximately 152 million shares of common stock to Dome AB (subject to adjustment before closing such that the number of shares issued equals 64% of our issued and outstanding common stock (including shares issuable upon conversion of our outstanding Series A Convertible Preferred Stock, subject to certain exclusions)), which will constitute a change of control of the Company (the “Exchange”).  Dome US produces approximately 1,250 barrels of oil equivalent per day (BOEPD) from a core operated portfolio of conventional oil and gas assets located in Texas and Wyoming, and from additional producing assets located in Arkansas, Kentucky, Louisiana, Mississippi, and Oklahoma.  We continue to move forward with Dome Energy in connection with the transactions contemplated by the Reorganization Agreement, including the preparation of a registration statement containing a proxy statement/prospectus with the Securities and Exchange Commission (the “SEC”), provided that because the closing of the transactions contemplated by the Reorganization Agreement is subject to various closing conditions, no assurance can be made that the transactions contemplated by the Reorganization Agreement will be completed.  See greater details regarding this transaction below in “Recent Developments – Agreement and Plan of Reorganization with Dome Energy”.

We have listed below the total production volumes and total revenue net to the Company for the three and six months ended June 30, 2015 and 2014 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis until it was sold in February 2015 and production realized from our February 2015 acquisition of approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado (the “GGE Asset Acquisition” and the “Acquired Assets”) from Golden Globe Energy (US), LLC (“GGE”).

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Oil volume (BBL)	36,220	29,863
Gas volume (MCF)	67,951	14,130
Volume equivalent (BOE) (1)	47,545	32,218
Revenue (000’s)	$1,787	$2,255

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Oil volume (BBL)	73,837	41,138
Gas volume (MCF)	136,109	24,594
Volume equivalent (BOE) (1)	96,522	45,237
Revenue (000’s)	$3,305	$3,309

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Strategy

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to continue to seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado.  Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next 12 calendar months will be focused on the acquisition, development and expansion of our D-J Basin Asset.  The Company is currently working with Dome Energy to prepare a projected drilling and completion schedule and budget assuming the Company's acquisition of Dome US is consummated, which new 2015-2016 program we anticipate will provide for the drilling of approximately 10 gross (8.4 net) long lateral horizontal wells at an estimated capital cost to the Company of approximately $48.7 million, or approximately $50.4 million including lease renewals.  In the event the Company does not consummate the acquisition of Dome US, we plan to drill and complete, and participate in the drilling and completion of, approximately 6 additional total wells (equivalent to 1.0 net wells to us) in our D-J Basin Asset through 2015 requiring limited capital expenditures by the Company.  We plan to fund our operations and business plan by utilizing projected cash flow from operations, the approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available under our current senior debt facility, our cash on hand, proceeds from future potential debt and/or equity financings, which may include drilling partnerships.

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
The 66,625 shares of Series A Preferred stock issued to GGE currently have a liquidation preference senior to all of the Company’s common stock equal to $400 per share.

Conversion of A6 Promissory Note

On May 20, 2015, the promissory note in the principal amount of $5.0 million (the “A6 Promissory Note”) issued to us by Asia Sixth Energy Resources Limited (“Asia Sixth”) automatically converted, in accordance with its terms into 23,182,880 shares of common stock of Caspian Energy, Inc., an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange under the symbol “CKZ-H.V” (“Caspian Energy”), representing approximately 5.0% of the issued and outstanding capital stock of Caspian Energy.  Caspian Energy owns 100% of Aral Petroleum Capital Limited Partnership, a Kazakhstan entity that holds a 100% operated working interest in a production license issued by the Republic of Kazakhstan that expires in 2034 in western Kazakhstan.  In connection with our GGE Asset Acquisition, on February 23, 2015, we provided GGE a one-year option to acquire our interest in Caspian Energy for $100,000, payable upon exercise of the option.

In addition, effective May 20, 2015, Mr. Frank Ingriselli, our Chairman and Chief Executive Officer, was appointed as a non-executive director of Caspian Energy.

Agreement and Plan of Reorganization with Dome Energy

On May 21, 2015, we entered into the Reorganization Agreement with Exchange Sub, Dome AB, and Dome US, which Reorganization Agreement was amended effective July 15, 2015 to extend certain due diligence and financial statement delivery deadlines. Dome US produces approximately 1,250 barrels of oil equivalent per day (BOEPD) from a core operated portfolio of conventional oil and gas assets located in Texas and Wyoming, and from additional producing assets located in Arkansas, Kentucky, Louisiana, Mississippi, and Oklahoma. The Reorganization Agreement provides for our acquisition of Dome AB through an exchange of certain of the shares of our common stock for the shares of Dome US, with the Dome US shares being received by Exchange Sub and Dome AB receiving our shares, as described in greater detail below.

At the closing of the Exchange, which is subject to various closing conditions described below, (i) Dome AB will transfer the common stock of Dome US to Exchange Sub, solely in exchange for shares of our common stock; (ii) Exchange Sub will continue as our wholly-owned subsidiary and Dome US will be a wholly-owned subsidiary of Exchange Sub; and (iii) we will issue Dome AB 152,584,247 shares of our common stock (subject to adjustment before closing such that the number of shares issued equals 64% of our issued and outstanding common stock (including shares issuable upon conversion of our outstanding Series A Convertible Preferred Stock (but excluding certain redeemable Series A Convertible Preferred Stock shares)).

The Reorganization Agreement requires that the parties deliver, on or prior to August 17, 2015, copies of the disclosure schedules required pursuant to the terms of the Reorganization Agreement and that Dome US deliver audited financial statements relating to the periods required to be disclosed in the planned Form S-4 Registration Statement (described in greater detail below) (the “Dome US Financials”). In the event there are any issues associated with such disclosures, or a material difference in the Dome US Financials delivered to us versus information previously supplied to us, or if Dome US failed to achieve a minimum consolidated EBITDAX (revenue minus expenses (excluding tax, interest, depreciation, depletion, amortization and exploration expenses)) of at least $9.0 million annualized based on Dome US’s audited financial statements for the three-months ended December 31, 2014, the parties agreed to negotiate such issues in good faith, and if such differences cannot be mutually agreed to after thirty days, that the Reorganization Agreement can be terminated by the Company without penalty.

The Board of Directors of the Company and Dome US have (i) adopted and declared advisable the Reorganization Agreement and the transactions contemplated by the Reorganization Agreement, including the Exchange, upon the terms and subject to the conditions set forth in the Reorganization Agreement; and (ii) determined that the Reorganization Agreement and the transactions contemplated by the Reorganization Agreement are fair to, and in the best interests of, the Company and its stockholders, subject in all cases to the receipt by the Company of an opinion of Roth Capital Partners, LLC, the Company’s financial advisor, to the effect that the Exchange is fair, from a financial point of view, to the Company’s shareholders (the “Fairness Opinion”).

The parties have made customary representations, warranties and covenants in the Reorganization Agreement, and the Exchange is subject to customary closing conditions, including:

●	approval of the Agreement by the shareholders of the Company and Dome AB,
●	receipt of required regulatory approvals,
●	the absence of any law or order prohibiting the consummation of the Exchange,
●	approval of the NYSE MKT, and
●	the effectiveness of a Form S-4 Registration Statement relating to our common stock to be issued in the Exchange and including proxy information for both the Company and Dome AB (the “Form S-4”).

Each party’s obligation to complete the Exchange is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, and (b) performance in all material respects by the other party of its obligations under the Agreement. Additionally, closing conditions relating to Dome AB’s obligation to close the transaction include our obligation to furnish Dome AB with (A) evidence satisfactory to it that (i) our junior lender has agreed to subordinate approximately $8.35 million of debt owed to a $43.75 million credit facility held by Dome US, which we plan to assume as part of the Exchange; and (ii) we have satisfied in full all obligations under our senior loan; and (B) copies of new employment agreements with Messrs. Ingriselli, Peterson and Moore, modifying the terms of their current agreements to, among other things, waive certain change of control provisions set forth therein (the “New Employment Agreements”).

Each of the Company and Dome US agreed to pay all costs and expenses incurred by them in connection with the Reorganization Agreement; provided, however, the parties agreed to split equally the costs incurred in connection with the preparing, printing, mailing and filing of the Form S-4, and submitting the new listing application relating to the combined entity, if requested or required by the NYSE MKT, but that we would pay all costs associated with the Fairness Opinion.

The Reorganization Agreement also includes customary termination provisions for both the Company and Dome US, subject, in certain circumstances, to the payment by either party of a termination fee of $1 million. Specifically, and subject to the terms of the Reorganization Agreement, including in certain circumstances rights to cure or other prerequisites (a) upon termination of the Reorganization Agreement by us, Dome US shall be obligated to pay the $1 million termination fee to us (i) if Dome US fails to fulfill any material obligation under the Reorganization Agreement by November 19, 2015, which causes the Exchange not to close (subject to certain exceptions); (ii) if Dome US breaches any representation or warranty in the Reorganization Agreement, and subject to the right to cure, and such breach constitutes a material adverse effect; or (iii) if the Dome AB shareholders fail to approve the Exchange, or the Board of Directors of Dome US accept a superior offer (as described in the Reorganization Agreement); or (b) upon termination of the Reorganization Agreement by Dome US, we shall be obligated to pay the $1 million termination fee to Dome US (i) if we fail to fulfill any material obligation under the Reorganization Agreement by November 19, 2015 which causes the Exchange not to close (subject to certain exceptions); (ii) if we breach any representation or warranty in the Reorganization Agreement, and subject to the right to cure, and such breach constitutes a material adverse effect; (iii) if our Board of Directors fails to recommend, or modifies the recommendation to our shareholders to approve such Exchange (except on the basis of the Fairness Opinion concluding the Exchange is not fair to our shareholders); (iv) if our shareholders fail to approve the Exchange, or our Board of Directors accepts a superior offer (as described in the Reorganization Agreement); or (v) if we fail to deliver the New Employment Agreements.

The parties intend, for U.S. federal income tax purposes, that the Exchange will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986. Following the closing of the Exchange, Dome AB is expected to distribute the shares of the Company which it receives ratably to its shareholders in exchange for and in complete cancellation and retirement of all of its issued and outstanding stock and in complete liquidation of Dome AB, followed by the dissolution of Dome AB, all as subject to the approval by the Dome AB shareholders and the appropriate Swedish authorities (Dome AB is a Swedish corporation).

Voting Agreements

On May 21, 2015, concurrently with the execution of the Reorganization Agreement, (i) Messrs. Ingriselli, Peterson and Moore, (ii) Brightening Lives Foundation, Inc., and Golden Globe Energy (US), LLC, each significant shareholders of the Company, and (iii) certain significant shareholders of Dome AB, entered into voting agreements with Dome AB and us, respectively (the “Voting Agreements”), pursuant to which, among other things and subject to the terms and conditions therein, such stockholders provided proxies relating to the voting of the shares of common stock beneficially owned by such shareholders and further agreed to vote all shares of Company common stock and Dome AB common stock, respectively and as applicable, beneficially owned by such stockholders, representing approximately 19.5% of the outstanding shares of the Company and 32.6% of the outstanding shares of Dome AB, in favor of the adoption of the Reorganization Agreement and the approval of the transactions contemplated by the Reorganization Agreement, and any other matter necessary to consummate such transactions, and in certain cases to agree to refrain from transferring or selling such beneficially owned shares (subject to exceptions) through the effectiveness of the Exchange or the termination of the Reorganization Agreement.

Vesting Agreements

As a required term of our entry into the Reorganization Agreement, Messrs. Ingriselli, Peterson and Moore each entered into Vesting Agreements with the Company, pursuant to which they each individually agreed, that effective as of the date of such agreements (May 21, 2015), all existing so-called “10b5-1 trading plans” providing for the periodic sale of their restricted stock upon vesting shall be terminated, and the vesting of all restricted stock they hold which is subject to vesting prior to the Exchange being consummated (the “Exchange Closing”) will be delayed until the 2nd business day following either (x) the Exchange Closing, or (y) the Company’s public disclosure of the termination of the Exchange (the “Vesting Delay”).  This Vesting Delay will occur provided that effective upon the 2nd trading day following the Company’s public announcement of the Exchange Closing, all unvested stock subject to the Vesting Delay, and all unvested stock and options subject to vesting through July 1, 2016, will vest immediately (subject to not more than 573,000 shares of unvested stock and options to purchase 333,000 shares  vesting to Mr. Ingriselli, not more than 520,500 shares of unvested stock and options to purchase 292,500 shares vesting to Mr. Peterson, and not more than 389,000 shares of unvested stock and options to purchase 243,000 shares vesting to Mr. Moore) (the “Closing Acceleration”). The Closing Acceleration will occur even if the executives are not then employees or directors of the Company on such date. Notwithstanding the above, in the event the Reorganization Agreement is terminated or the Exchange is not consummated by December 29, 2015 (unless otherwise agreed upon in writing by the parties to the Reorganization Agreement), all restricted stock subject to the Vesting Delay will vest on the 2nd business day following the Company’s public disclosure of the termination of the Exchange (in the event the Reorganization Agreement was terminated prior to December 29, 2015), or, in the event the Exchange is not terminated by, or consummated by, December 29, 2015, on January 7, 2016, and the original vesting terms for all future unvested stock and options will be reinstated to the terms in effect prior to the parties’ entry into the Vesting Agreements. We also agreed to pay up to $370,000 in taxes due in connection with such Closing Acceleration, including gross ups (allocated up to $143,008 for Mr. Ingriselli, up to $129,906 for Mr. Peterson, and up to $97,086 for Mr. Moore). Finally, all options subject to the Closing Acceleration will be extended for a period of five years following the closing of the Exchange, regardless of their original terms.

Senior Loan Payment Deferral

On April 24, 2015, certain of our investors under our senior secured promissory notes issued to Senior Health Insurance Company of Pennsylvania (as successor-in-interest to BRe BCLIC Primary), BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC (the “PEDEVCO Senior Loan Investors”), and BAM Administrative Services LLC, as agent for the investors, and any related collateral documents (collectively, the “PEDEVCO Senior Loan”), agreed to defer certain mandatory principal repayments and interest payments that would otherwise be payable by us to them in the months of May and June 2015, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the PEDEVCO Senior Loan.  The aggregate principal and interest that was deferred was approximately $972,000, which amount has been capitalized and added to the principal due under the PEDEVCO Senior Loan effective July 31, 2015 and due upon maturity.  As consideration for the deferral, we plan to grant warrants exercisable for an aggregate of 349,111 shares of our common stock to the Senior Loan Investors.  Each warrant will have a 3 year term and will be exercisable on a cashless basis at an exercise price of $1.50 per share.

Stock Issuance

On May 13, 2015, we announced the pricing of our underwritten public offering of an aggregate of 5,600,000 shares of common stock at price of $0.50 per share to the public (the "May 2015 Offering"). The underwriter in the offering was granted a 45-day option to purchase up to 840,000 shares of common stock to cover overallotments.  On May 18, 2015 we closed this underwritten offering of an aggregate of 5,600,000 shares of common stock, and on May 19, 2015 the underwriter exercised a portion of its overallotment option and purchased 766,197 shares of common stock.  With the exercise of a portion of the overallotment option, we sold 6,366,197 total shares of common stock in the May 2015 Offering for net proceeds of approximately $2.8 million.  We received gross proceeds of $3,183,000 before deducting underwriting discounts and offering expenses as a result of the offering.  We have used the net proceeds from the May 2015 Offering to extend and acquire additional leasehold rights in the Denver-Julesburg (D-J) Basin in Colorado, fund working capital, and for general corporate purposes.

Appointment of Director

Effective July 15, 2015, the Board of Directors of the Company increased the number of members of the Board of Directors to four, pursuant to the power provided to the Board of Directors in the Company’s Bylaws, and appointed David Z. Steinberg as a member of the Board of Directors to fill the newly created vacancy, also pursuant to the power provided to the Board of Directors in the Company’s Bylaws. At the time of appointment, the Board of Directors made the affirmative determination that Mr. Steinberg was ‘independent’ pursuant to applicable NYSE MKT and Securities and Exchange Commission rules and regulations. Mr. Steinberg serves as an appointed representatives on the Company’s Board of Directors designated by the holders of the Company’s Series A Convertible Preferred Stock which designation provides for the rights of the holders of the Series A Convertible Preferred Stock to nominate and elect two members to our Board of Directors, one of which must be independent.  GGE has not to date nominated any members to our Board of Directors other than Mr. Steinberg. Mr. Steinberg has not been appointed to any committees of the Board of Directors to date and it is not anticipated that Mr. Steinberg will be appointed to any committees.

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

Comparison of the Three Months Ended June 30, 2015 with the Three Months Ended June 30, 2014

Oil and Gas Revenue. For the three months ended June 30, 2015, we generated a total of $1,787,000 in revenues, compared to $2,095,000 for the three months ended June 30, 2014. The decrease of $308,000 was primarily due to the significant decrease in the price per barrel of oil.

Lease Operating Expenses. For the three months ended June 30, 2015, lease operating expenses associated with the oil and gas properties were $578,000, compared to $656,000 for the three months ended June 30, 2014. The decrease of $78,000 was primarily due to $396,000 of costs expensed from the capitalized inventory acquired from Continental Resources, Inc. in the prior year period upon the sale of the inventory, partially offset by the increased lease operating expenses in the current period related to the Acquired Assets.

Exploration Expense. For the three months ended June 30, 2015, exploration expense was $213,000, compared to $764,000 for the three months ended June 30, 2014. The decrease of $551,000 was primarily due to the purchase of seismic data and lease extension expenses in the prior period.

Selling, General and Administrative Expenses. For the three months ended June 30, 2015, selling, general and administrative (“SG&A”) expenses were $1,832,000, compared to $1,653,000 for the three months ended June 30, 2014. The increase of $179,000 was primarily due to increased stock compensation expense related to stock issuances during the period, partially offset by lower accounting and other professional fees.  The components of SG&A expense are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended June 30,		Increase/
(in thousands)	2015	2014	(Decrease)
Payroll and related costs	$378	$405	$(27)
Stock compensation expense	1,058	685	373
Legal fees	87	87	-
Accounting and other professional fees	115	338	(223)
Insurance	25	23	2
Travel and entertainment	24	46	(22)
Office rent, communications and other	145	69	76
	$1,832	$1,653	$179

Impairment of Oil and Gas Properties.  There was no impairment of oil and gas properties for the three months ended June 30, 2015. For the three months ended June 30, 2014, impairment of oil and gas properties was $29,000.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended June 30, 2015, DD&A costs were $1,262,000, compared to $365,000 for the three months ended June 30, 2014. The $897,000 increase was primarily due to additional depletion from the Acquired Assets and from the 3 recently drilled Loomis wells in the current period.

Gain (Loss) on Sale of Oil and Gas Properties. We had no gain (loss) on sale of oil and gas properties for the three months ended June 30, 2015. For the three months ended June 30, 2014, gain on sale of oil and gas properties was $251,000 related to a sales price adjustment related to the sale of certain assets by White Hawk Petroleum, LLC (“White Hawk”) in February 2014.

Gain (Loss) from Equity Method Investments. We had no gain (loss) from equity method investments for the three months ended June 30, 2015. For the three months ended June 30, 2014, we had a loss from equity method investments of $143,000 primarily due to the decreased production in our Condor investment in the prior year period.

Other Income (Expense). For the three months ended June 30, 2015, other expense was $3,346,000, compared to $2,938,000 for the three months ended June 30, 2014. The increase in other expense of $408,000 was primarily due to the increased interest expense of $340,000 primarily due to the debt assumed with the acquisition of the Acquired Assets.

Net Loss Attributable to PEDEVCO Common Stockholders. For the three months ended June 30, 2015, net loss attributable to PEDEVCO common stockholders was $5,444,000, compared to a net loss attributable to PEDEVCO common stockholders of $4,195,000 for the three months ended June 30, 2014. The increase in net loss of $1,249,000 was primarily due to the reasons described above.

Comparison of the Six Months Ended June 30, 2015 with the Six Months Ended June 30, 2014

Oil and Gas Revenue. For the six months ended June 30, 2015, we generated a total of $3,275,000 in revenues, compared to $3,102,000 for the six months ended June 30, 2014. The increase of $173,000 was primarily due to the increased revenue resulting from the Acquired Assets and production from the 3 recently drilled Loomis wells in the current period.

Lease Operating Expenses. For the six months ended June 30, 2015, lease operating expenses associated with the oil and gas properties were $939,000, compared to $1,262,000 for the six months ended June 30, 2014. The decrease of $323,000 was primarily due to $396,000 of costs expensed from the tank inventory acquired from Continental Resources, Inc. in the prior year period upon the sale of the inventory, partially offset by the increased lease operating expenses in the current period related to the Acquired Assets.

Exploration Expense. For the six months ended June 30, 2015, exploration expense was $528,000, compared to $1,125,000 for the six months ended June 30, 2014. The decrease of $597,000 was primarily due to the purchase of seismic data and lease extension expense in the prior period.

Selling, General and Administrative Expenses. For the six months ended June 30, 2015, SG&A expenses were $4,283,000, compared to $4,009,000 for the six months ended June 30, 2014. The increase of $274,000 was primarily due to higher stock compensation expense, partially offset by lower legal fees and accounting and other professional fees.  The components of SG&A expense are summarized below (amounts in thousands):

	For the Six Months Ended
	Ended June 30,		Increase/
(in thousands)	2015	2014	(Decrease)
Payroll and related costs	$960	$853	$107
Stock compensation expense	2,449	1,745	704
Legal fees	170	504	(334)
Accounting and other professional fees	320	660	(340)
Insurance	50	45	5
Travel and entertainment	49	80	(31)
Office rent, communications and other	285	122	163
	$4,283	$4,009	$274

Impairment of Oil and Gas Properties.  For the six months ended June 30, 2015, impairment of oil and gas properties was $1,337,000, compared to $32,000 for the six months ended June 30, 2014. The $1,305,000 increase is due to the impairment of unproved leasehold property as a result of a change in drilling plans caused primarily by the recent significant oil and gas price declines in the current period.

Depreciation, Depletion and Amortization and Accretion. For the six months ended June 30, 2015, DD&A costs were $2,307,000, compared to $480,000 for the six months ended June 30, 2014. The $1,827,000 increase was primarily due to additional depletion from the Acquired Assets and from the 3 recently drilled Loomis wells in the current period.

Loss on Settlement of Payables. We had no loss on settlement of payables for the six months ended June 30, 2015. For the six months ended June 30, 2014, the loss on settlement of payables was $39,000 related to the settlement of payables with our common stock.

Gain (Loss) on Sale of Oil and Gas Properties. For the six months ended June 30, 2015, gain on sale of oil and gas properties was $275,000 related to the MIE Jurassic Energy Corporation (“MIEJ”) Settlement Agreement, described in greater detail in Note 8 to the unaudited consolidated financial statements included in in “Part I – Financial Information” – “Item 1. Financial Statement”, of this report (the “MIEJ Settlement Agreement”), compared to a loss on sale of oil and gas properties of $5,408,000 for the six months ended June 30, 2014, primarily due to the sale to GGE of 50% of the Wattenberg Asset acquired from Continental during the prior period.

Gain (Loss) on Sale of Equity Investment. For the six months ended June 30, 2015, gain on sale of equity investment was $566,000 related to the MIEJ Settlement Agreement, compared to a loss on sale of equity investment of $1,028,000 related to the sale of 50% of the Equity in MSL to GGE during the prior period.

Loss on Sale of Deposit for Business Acquisition. For the six months ended June 30, 2014, loss on sale of deposit for business acquisition was $1,945,000 related to the sale of 50% of our rights to Asia Sixth to GGE. We had no loss on sale of deposit for business acquisition for the six months ended June 30, 2015.

Gain (Loss) from Equity Method Investments. For the six months ended June 30, 2015, we had a loss from equity method investments of $91,000 compared to a loss from equity method investments of $417,000 for the six months ended June 30, 2014. The decrease in loss of $326,000 is primarily due to the decreased production in our Condor investment in the current period.

Other Income (Expense). For the six months ended June 30, 2015, other expense was $4,257,000, compared to $4,729,000 for the six months ended June 30, 2014. The decrease in other expense of $472,000 was primarily due to the gain on debt extinguishment of $2,192,000 related to the MIEJ Settlement Agreement, mostly offset by increased interest expense of $2,391,000 primarily due to the financing costs related to the acquisition of certain properties in the Wattenberg and Wattenberg extension of the D-J Basin and the Acquired Assets.

Net Loss Attributable to PEDEVCO Common Stockholders. For the six months ended June 30, 2015, net loss attributable to PEDEVCO common stockholders was $9,626,000, compared to a net loss attributable to PEDEVCO common stockholders of $17,365,000 for the six months ended June 30, 2014. The decrease in net loss of $7,739,000 was primarily due to the reasons described above.

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

Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects, as well as the potential acquisition of Dome US. The acquisition of Dome US and the GGE Asset Acquisition were structured to work hand in hand with the intent of increasing the assets, proven reserves and cash flow of the Company, for the express purpose of securing lower cost bank financing, whether by increasing Dome US’s current bank facility and/or securing new bank credit to pay down the Company’s current debt and reduce the cost of capital for the Company going forward.

In addition, the Company is currently working with Dome Energy to prepare a projected drilling and completion schedule and budget assuming the Company's acquisition of Dome US is consummated, which new 2015-2016 program we anticipate will provide for the drilling of approximately 10 gross (8.4 net) long lateral wells at an estimated capital cost to the Company of approximately $48.7 million, or approximately $50.4 million including lease renewals.  We plan to utilize Dome US’s available debt facility (assuming we complete the Exchange), cash on hand, proceeds from future equity offerings, internally generated cash flow, and future debt financings to fund this expanded 2015-2016 capital expenditure program in order to achieve our plans following the consummation of the planned acquisition of Dome US.  In the event the Company does not consummate the acquisition of Dome US, we plan to minimize our 2015 capital expenditures and retain our net revenue interest by forming a drilling partnership.  The Company has not spent any of the planned capital expenditures described above during the six months ended June 30, 2015.

We expect to fund our operations and capital expenditure program as needed with our projected cash flow from operations, our existing cash on hand, the $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available under our current debt facility, additional funding through asset sales, farm-out arrangements, lines of credit or public or private debt or equity financings.

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

Historical Liquidity and Capital Resources

Secured Debt Funding

During March 2014, we entered into the transactions contemplated by a Note Purchase Agreement (the “Note Purchase”), between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC (“RJC”), as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”).   Pursuant to the Note Purchase, we sold the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”).  On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Initial Note to HEARTLAND Bank, and effective April 1, 2015, BRe BCLIC Primary transferred its Initial Note to Senior Health Insurance Company of Pennsylvania (“SHIP”), with each of HEARTLAND Bank and SHIP becoming an “Investor” upon such dates for the purposes of the discussion below.

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

From time to time, subject to the terms and conditions of the Note Purchase (including the requirement that we have deposited funds in an aggregate amount of any additional requested loan into a segregated bank account (the “Company Deposits”)), and prior to the Maturity Date (defined below), we have the right to request additional loans (to be evidenced by notes with substantially similar terms as the Initial Notes, the “Subsequent Notes”, and together with the Initial Notes, the “Notes”) from RJC, currently up to an additional $13.5 million in total or an aggregate of $50 million together with the Initial Notes.  We are required to pay original issue discounts in the amount of 5% of the funds borrowed, underwriting fees in the amount of 10% of the amount of the funds borrowed, reimburse certain of the legal fees of RJC’s counsel, and pay applicable fees to Casimir representing 5% of any funds borrowed, in connection with funds borrowed under any Subsequent Notes.  Funds borrowed under any Subsequent Notes are only eligible to be used by us, together with Company Deposits, for approved AFEs issued for a well or wells to be drilled and completed on any properties acquired in connection with the Continental Acquisition or owed by us in connection with the Mississippian Asset.  The total aggregate amount of any Subsequent Notes cannot exceed $15.5 million and in the event we drill a dry hole, we are prohibited from using the proceeds from the sale of any Subsequent Notes, without the consent of RJC.  Additionally, pursuant to the Note Purchase, no proceeds we receive from the transfer, sale, assignment or farm-out of our assets located in Mississippi (the “Mississippian Asset”) may be used to fund the Company Deposits.

In addition, during the year ended December 31, 2014, the Company borrowed $1,967,000 for drilling activities. There were no borrowings during the six months ended June 30, 2015. As of June 30, 2015 there was approximately $13.5 million available to draw under the facility. The Notes are due and payable on March 7, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time.

As additional consideration for the Note Purchase transaction and for GGE agreeing to purchase the Subsequent Notes, GGE acquired ownership of 50% of all of our oil and gas assets and properties acquired in connection with the Continental Acquisition, rights to 50% of the oil and gas assets and properties which we had the right to acquire in Kazakhstan (as described in greater detail in Note 6 to the unaudited consolidated financial statements included in “Part I – Financial Information” – “Item 1. Financial Statement”, of this report), and effective ownership of 50% of the Mississippian Asset.

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

On April 24, 2015, certain of our investors under our Notes agreed to defer certain mandatory principal repayments and interest payments that would otherwise be payable by us to them in the months of May and June 2015, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the Notes.  The aggregate principal and interest that was deferred was approximately $972,000, which amount has been capitalized and added to the principal due under the Notes effective July 31, 2015 and due upon maturity.  As consideration for the deferral, we plan to grant warrants exercisable for an aggregate of 349,111 shares of our common stock to the deferring investors.  Each warrant will have a 3 year term and will be exercisable on a cashless basis at an exercise price of $1.50 per share.

The Assumption of Subordinated Note Payable

The Company assumed approximately $8.35 million under a subordinated note payable from GGE in connection with the acquisition of the Acquired Assets, which amount is outstanding as of June 30, 2015.  The lender under the subordinated note payable is RJC, which is one of the lenders under the Secured Promissory Notes and is an affiliate of GGE.  The note is due and payable on December 31, 2017, and bears interest at a rate of 12% per annum (24% upon an event of default).  The accrued interest is payable on a monthly basis in cash.  The assumed note payable is subordinate and subject to the terms and conditions of the Secured Promissory Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000.  Should the Company repay the Secured Promissory Notes or replace them with a secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

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

Furthermore, as previously discussed in February 2015, the Company and PEDCO entered into the MIEJ Settlement Agreement with MIEJ. As part of the MIEJ Settlement Agreement, we entered into the New MIEJ Note, which replaced the original MIEJ Note, in the principal amount of $4.925 million. As of June 30, 2015, the amount outstanding under the New MIEJ Note was $4,925,000.

The New MIEJ Note has an interest rate of 10.0%, with no interest due until maturity, is secured by all of our assets, and is subordinated to the PEDEVCO Senior Loan.  MIEJ has no control over our cash flow and their consent is not required for any disposition, sale, or use of any of our assets.  MIEJ also agreed to subordinate its note to up to an additional $60 million of new senior lending, with any portion of new senior lending in excess of this amount required to be paid first to MIEJ until the New MIEJ Note is paid in full.  Further, for every $20 million in new senior lending we raise, MIEJ shall be paid all interest and fees accrued to date on the New MIEJ Note.  The New MIEJ Note is due and payable on March 8, 2017, subject to automatic extensions upon the occurrence of a Long Term Financing or PEDEVCO Senior Lending Restructuring (each as defined below).

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

Additionally, each bridge investor who entered into the Second Amendment to Secured Promissory Note also entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the bridge notes, and actions in connection with the security interests provided under the bridge notes, until full repayment of the Notes, as described in greater detail above. The Subordination and Intercreditor Agreements also prohibit us from repaying the bridge notes until the Notes have been paid in full, except that we are allowed to repay the bridge notes from net proceeds received from the sale of common or preferred stock (i) in calendar year 2014 if such net proceeds received in such calendar year exceeds $35,000,000, (ii) in calendar year 2015 if such net proceeds received in such calendar year exceeds $50,000,000, and (iii) in calendar year 2016 if such net proceeds actually received in such calendar year exceeds $50,000,000.

Through the date hereof, holders of $1,900,000 of the original principal amount of the Amended Notes have exercised their option to convert a portion or all of their Amended Notes into common stock of the Company.  We issued an aggregate of 1,618,026 shares of common stock of the Company to holders of the Amended Notes upon conversion of an aggregate of $2,221,000 in principal, accrued interest, and payment-in-kind outstanding under their Amended Notes (the “Note Conversions”), according to the terms of the Amended Notes.  Following the Note Conversions, an aggregate principal amount of $475,000 of the original $4 million principal amount of the bridge notes remains issued and outstanding, plus accrued and unpaid interest and payment-in-kind, is convertible into common stock of the Company pursuant to the terms of the Amended Notes.

Registered Public Offering

On May 19, 2015, we closed an underwritten public offering of an aggregate of 6,366,197 shares of common stock, which included the partial exercise of an overallotment option by the underwriter of the offering, at a price of $0.50 per share to the public. The Company has used the net proceeds of approximately $2.8 million from the offering to extend and acquire additional leasehold rights in the Denver-Julesburg (D-J) Basin in Colorado, fund working capital and for general corporate purposes.

Financial Summary

We had total current assets of $6.4 million as of June 30, 2015, including cash of $2.6 million, compared to total current assets of $9.6 million as of December 31, 2014, including a cash balance of $6.7 million.

We had total assets of $70.3 million as of June 30, 2015 compared to $41.7 million as of December 31, 2014. Included in total assets as of June 30, 2015 and December 31, 2014, were $61.6 million and $19.9 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $2.2 million, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $45.8 million as of June 30, 2015, including current liabilities of $8.3 million, compared to total liabilities of $43.2 million as of December 31, 2014, including current liabilities of $20.3 million.

We had negative working capital of $1.9 million, total shareholders’ equity of $24.5 million and a total accumulated deficit of $70.4 million as of June 30, 2015, compared to negative working capital of $10.7 million, total shareholders’ deficit of $1.4 million and a total accumulated deficit of $60.8 million as of December 31, 2014.

Cash Flows From Operating Activities. We had net cash used in operating activities of $6.3 million for the six months ended June 30, 2015, which was an increase of $2.6 million as compared to the prior year period. This increase was primarily comprised of changes in working capital items.

Cash Flows From Investing Activities. We had net cash provided by investing activities of $274,000 for the six months ended June 30, 2015, which was an increase of $16.3 million as compared to the prior year period. This change was primarily a result of the Continental Acquisition in the prior period.

Cash Flows From Financing Activities. We had net cash provided by financing activities of $1.9 million for the six months ended June 30, 2015, which was a decrease of $16.3 million as compared to the prior year period. This change was primarily a result of the proceeds received from notes payable and the issuance of common stock in the prior period.

Recent Accounting Pronouncements

During the period ended June 30, 2015, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In the event the Dome Energy Exchange closes, it will cause immediate and substantial dilution to existing stockholders and a change of control of the Company.

As described above, we are party to an Agreement and Plan of Reorganization with Dome AB relating to the acquisition by us of the outstanding securities of Dome US.  We anticipate the consideration exchanged with Dome AB for the securities of Dome US will be approximately 152 million shares of the Company’s common stock, representing approximately 64% of the Company’s total issued and outstanding shares of capital stock on an as-converted basis (assuming the Series A Preferred is converted into common stock, and excluding a total of 25,000 shares of Series A Preferred Stock issued to GGE which may be redeemed by us under certain circumstances).  As such, in the event the contemplated acquisition closes, the issuance of the common stock consideration to Dome AB will result in immediate and substantial dilution to the interests of our then stockholders and result in a change of control of the Company.

The Reorganization Agreement limits our ability to pursue alternatives to the Exchange.

The Reorganization Agreement contains provisions that could adversely impact competing proposals to acquire us. These provisions include the prohibition on us generally from soliciting any acquisition proposal or offer for a competing transaction and the requirement that we pay a termination fee of approximately $1.0 million in cash if the Reorganization Agreement is terminated in specified circumstances in connection with an alternative transaction. In addition, even if our board of directors determines that a competing proposal to acquire us is superior, we may not exercise our right to terminate the Reorganization Agreement unless we notify Dome US of our intention to do so and give Dome US at least five business days to propose revisions to the terms of the Reorganization Agreement or to make another proposal in response to the competing proposal. Dome US required us to agree to these provisions as a condition to Dome US’s willingness to enter into the Reorganization Agreement. These provisions, however, might discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed Exchange consideration. Furthermore, the termination fee may result in a potential competing acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The Reorganization Agreement and related voting agreements contain provisions that may discourage other companies from trying to combine with us on more favorable terms while the Exchange is pending.

The Reorganization Agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the Exchange. These provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Moreover, certain of our stockholders have entered into voting agreements to vote in favor of the Exchange and not to support any other Exchange proposal by a third party.

Failure to complete the Exchange could negatively impact our stock price and future business and financial results.

If the Exchange is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●
we will not realize the benefits expected from the Exchange, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

●	we may experience negative reactions from the financial markets and our partners and employees;

●
under the Reorganization Agreement, we may be required to pay to Dome US a termination fee of approximately $1.0 million if the Reorganization Agreement is terminated under certain circumstances. If such termination fee is payable, the payment of this fee could have material and adverse consequences to our financial condition and operations;

●
the Reorganization Agreement places certain restrictions on the conduct of our business prior to the completion of the Exchange or the termination of the Reorganization Agreement. Such restrictions, the waiver of which is subject to the consent of Dome US, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Exchange; and

●
matters relating to the Exchange (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

The Reorganization Agreement may be terminated in accordance with its terms and the Exchange may not be completed.

The Reorganization Agreement is subject to a number of conditions which must be fulfilled in order to complete the Exchange. Those conditions include: approval of the Reorganization Agreement by Company stockholders, receipt of requisite regulatory approvals, absence of orders prohibiting completion of the Exchange, effectiveness of the registration statement of which this document is a part, approval of the shares of our common stock to be issued to Dome AB for listing on the NYSE MKT (as well as the listing of the combined company common stock on the NYSE MKT), the continued accuracy of the representations and warranties by both parties (subject to applicable materiality qualifiers) and the performance by both parties, in all material respects, of their covenants and agreements. These conditions to the closing of the Exchange may not be fulfilled and, accordingly, the Exchange may not be completed. In addition, if the Exchange is not completed by November 19, 2015, either we or Dome US may choose not to proceed with the Exchange, and the parties can mutually decide to terminate the Reorganization Agreement at any time, before or after stockholder approval. In addition, we or Dome US may elect to terminate the Reorganization Agreement in certain other circumstances.

Termination of the Reorganization Agreement could negatively impact the Company.

In the event the Reorganization Agreement is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Exchange, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Exchange will be completed. If the Reorganization Agreement is terminated and our board of directors seeks another Exchange or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Exchange. If the Reorganization Agreement is terminated under certain circumstances, the terminating party may be required to pay a termination fee of $1.0 million.

We will be subject to business uncertainties and contractual restrictions while the Exchange is pending.

Uncertainty about the effect of the Exchange on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Exchange is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Exchange has been successfully completed. Retention of certain employees may be challenging during the pendency of the Exchange, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Exchange could be negatively impacted. In addition, the Reorganization Agreement restricts us from making certain acquisitions and taking other specified actions until the Exchange is completed without the consent of Dome AB. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Exchange.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2015 we granted a warrant exercisable for an aggregate of 100,000 shares of common stock to an investor relations firm as sole consideration for its future services.  The warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $0.44 per share with respect to 50% of the shares issuable thereunder following the date of issuance and with respect to the balance 50% of the shares issuable thereunder on or after October 1, 2015 (subject in each case to NYSE MKT additional listing approval, which has not been sought or received to date).

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

On May 12, 2015, we filed a preliminary Rule 424(b)(5) prospectus supplement and on May 13, 2015, we filed a final Rule 424(b)(5) prospectus supplement relating to the primary offering by us in a fully-underwritten offering of 5,600,000 shares of common stock at a public offering price per share of $0.50.  The underwriter of the offering, National Securities Corporation, was also provided an option to purchase an additional 840,000 shares from us, at the public offering price less the underwriting discount, within 45 days of the offering to cover over-allotments, if any.  The offering (including the sale of the underwriters’ overallotment shares) closed on May 19, 2015. The net proceeds to us from our sale of the common stock (including the shares sold in connection with the exercise of the underwriters’ overallotment) were $2,780,000 (after deducting the underwriting discount and commissions and offering expenses payable by us). No further shares will be sold in connection with the offering as the underwriter’s overallotment has expired.

No payments for our expenses were made in the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We will continue to use the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). There has been no material change in the planned use of proceeds from our offerings as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

We have scheduled our 2015 Annual Meeting of Stockholders to be held on October 7, 2015 at 10:00 a.m. local time at the Hilton Stamford Hotel & Executive Meeting Center, 1 First Stamford Place, Stamford, Connecticut, 06902. The record date for determination of stockholders entitled to vote at the meeting, and any adjournment thereof, will be set as the close of business on or around August 21, 2015. More information regarding the Company’s 2015 Annual Meeting of Stockholders will be disclosed in the Company’s definitive proxy statement which the Company plans to file with the Securities and Exchange Commission prior to the meeting.

To be timely, pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, any notice of business or nominations with respect to the 2015 Annual Meeting of Stockholders must be received by the Company at its principal executive offices at 4125 Blackhawk Plaza Circle, Suite 201, Danville, California 94506, Attention: Corporate Secretary by no later than 5:00 p.m., Pacific Time, on August 23, 2015. Any such stockholder proposal must be submitted and must comply with the applicable rules and regulations of the Securities and Exchange Commission, including Rule 14a-8 of the Securities Exchange Act of 1934, as amended, and the Company’s Bylaws, as amended.

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

PEDEVCO Corp.

August 13, 2015	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

August 13, 2015	By:	/s/ Michael L. Peterson
Michael L. Peterson
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed With This Quarterly Report on Form 10-Q	Form	Exhibit	Filing Date/Period End Date	File Number
1.1	Underwriting Agreement, dated May 13, 2015, by and between PEDEVCO Corp. and National Securities Corporation		8-K	1.1	5/13/2015	001-35922

2.1+	Agreement and Plan of Reorganization dated as of May 21, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	5/26/2015	001-35922

2.2+	Amendment No. 1 to Agreement and Plan of Reorganization dated as of July 15, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	7/20/2015	001-35922

10.1	Voting Agreement dated as of May 21, 2015, by and among Dome Energy AB, Dome Energy, Inc., and Frank C. Ingriselli; Michael L. Peterson; Clark R. Moore and Golden Globe Energy (US), LLC		8-K	10.1	5/26/2015	001-35922

10.2	Voting Agreement dated as of May 21, 2015 by and among Dome Energy AB, Dome Energy, Inc., and Brightening Lives Foundation, Inc.		8-K	10.2	5/26/2015	001-35922

10.3	Voting Agreement dated as of May 13, 2015 by and among PEDEVCO Corp., Bustein AS and Range Ventures LLC		8-K	10.3	5/26/2015	001-35922

10.4	Form of Executive Vesting Agreement dated May 21, 2015		8-K	10.4	5/26/2015	001-35922

10.5	Letter Agreement, dated April 24, 2015, by and among PEDEVCO Corp., BAM Administrative Services LLC, BRE BCLIC Primary, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC		10-Q	10.10	5/14/15	001-35922

10.6	Form of Common Stock Warrant (IR Firm)	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

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

+Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that PEDEVCO Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.