Form 10-Q
period 2015-09-30
PEDEVCO CORP
filed 2015-11-13
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

At November 13, 2015, there were 45,236,497 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and Nine Months Ended September 30, 2015

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$1,373	$6,675
Accounts receivable	169	-
Accounts receivable - oil and gas	585	581
Accounts receivable - oil and gas - related party	-	21
Accounts receivable - related party	3	58
Deferred financing costs	2,813	2,208
Prepaid expenses and other current assets	207	81
Total Current Assets	5,150	9,624

Oil and gas properties:
Oil and gas properties, subject to amortization, net	62,377	19,850
Oil and gas properties, not subject to amortization, net	-	2,205
Total oil and gas properties, net	62,377	22,055

Deferred financing costs	1,598	3,609
Note receivable	-	5,000
Notes receivable – related party	-	1,363
Other assets	85	85
Investments - cost method	4	4
Total Assets	$69,214	$41,740

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,277	$6,766
Accounts payable - related party	-	1,884
Accrued expenses	3,810	1,551
Accrued expenses - related party	-	1,353
Revenue payable	582	747
Advances from joint interest owners	-	657
Convertible notes payable - Bridge Notes, net of premiums of $113,000 and $132,000, respectively	588	687
Notes payable - Secured Promissory Notes, net of discounts of $5, 931 ,000 and $4,652,000, respectively	544	526
Notes payable - related parties	-	6,170
Total current liabilities	8,801	20,341

Long-term liabilities:
Notes payable - Secured Promissory Notes, net of discounts of $3,254,000 and $7,674,000, respectively	25,952	22,733
Notes payable - Subordinated	8,523	-
Notes payable - other	4,925	-
Asset retirement obligations	192	89
Total liabilities	48,393	43,163

Commitments and contingencies

Shareholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and -0- shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 44,593,639 and 33,117,516 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	45	33
Additional paid-in-capital	96,711	59,395
Accumulated deficit	(75,877)	(60,796)
Noncontrolling interests	(58)	(55)
Total shareholders' equity (deficit)	20,821	(1,423)

Total liabilities and shareholders' equity (deficit)	$69,214	$41,740

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Oil and gas sales	$1,318	$1,090	$4,593	$4,192

Operating expenses:
Lease operating costs	495	105	1,434	1,367
Exploration expense	165	88	693	1,213
Selling, general and administrative expense	1,389	2,198	5,672	6,207
Impairment of oil and gas properties	-	322	1,337	354
Depreciation, depletion, amortization and accretion	1,072	273	3,379	753
Loss on settlement of payables	-	-	-	39
Total operating expenses	3,121	2,986	12,515	9,933

Gain (loss) on sale of oil and gas properties	-	(5)	275	(5,413)
Gain (loss) on sale of equity investment	-	-	566	(1,028)
Loss on sale of deposit for business acquisition	-	-	-	(1,945)
Loss from equity method investments	-	(46)	(91)	(463)
Operating loss	(1,803)	(1,947)	(7,172)	(14,590)

Other income (expense):
Interest expense	(3,656)	(3,033)	(10,145)	(7,131)
Interest income	-	75	40	207
Gain (loss) on debt extinguishment	-	(60)	2,192	(823)
Total other expense	(3,656)	(3,018)	(7,913)	(7,747)

Net loss	(5,459)	(4,965)	(15,085)	(22,337)
Less: Net loss attributable to noncontrolling interests	(4)	(161)	(4)	(168)
Net loss attributable to PEDEVCO common stockholders	$(5,455)	$(4,804)	$(15,081)	$(22,169)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.17)	$(0.37)	$(0.81)

Weighted average number of common shares outstanding:
Basic and diluted	44,390,161	29,081,197	40,302,489	27,334,655

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(15,081)	$(22,169)
Net loss attributable to noncontrolling interests	(4)	(168)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,150	2,856
Impairment of oil and gas properties	1,337	354
Depreciation, depletion, amortization and accretion	3,379	753
(Gain) loss on sale of oil and gas properties	(275)	5,413
(Gain) loss on sale of equity investment	(566)	1,028
Loss on sale of 50% of the deposit for business acquisition	-	1,945
Loss on settlement of payables	-	39
(Gain) loss on debt extinguishment	(2,192)	823
Loss from equity method investments	91	463
Deferred interest expense and principal related to debt restructuring	1,152	-
Amortization of debt discount	3,158	2,543
Amortization of deferred financing costs	1,565	1,041
Changes in operating assets and liabilities:
Accounts receivable	(169)	-
Accounts receivable - oil and gas	1,674	(1,005)
Accounts receivable - oil and gas - related party	21	23
Accounts receivable - related party	55	(52)
Inventory	-	396
Prepaid expenses and other current assets	(125)	(85)
Accounts payable	(4,184)	3, 635
Accounts payable - related party	-	(486)
Accrued expenses	(48)	844
Accrued expenses - related party	408	245
Revenue payable	(165)	416
Advances from joint interest owners	(657)	2,217
Net cash provided by (used in) operating activities	(7,476)	1,069

Cash Flows From Investing Activities:
Cash paid for oil and gas properties	-	(28,521)
Cash paid for drilling costs	(143)	(3,639)
Proceeds from sale of equity investment	500	1,616
Proceeds from sale of oil and gas properties	-	8,797
Proceeds from sale of deposit	-	3,055
Proceeds from disposition of White Hawk	-	2,718
Cash paid for asset retirement bond	-	(85)
Issuance of notes receivable - related parties	-	(1,834)
Cash paid for unproved leasehold costs	-	(274)
Net cash provided by (used in) investing activities	357	(18,167)

Cash Flows From Financing Activities:
Repayment of notes payable	(863)	-
Proceeds from issuance of common stock, net of offering costs	2,780	6,525
Proceeds from notes payable, net of discounts and financing costs	-	21,226
Repayment of notes payable - related party	(100)	-
Proceeds from notes payable	-	-
Cash paid for deferred financing costs	-	(5,658)
Repayment of Secured Notes Payable	-	(2,321)
Repayment of paid-in-kind obligations	-	(400)
Proceeds from exercise of warrants and options	-	4
Net cash provided by financing activities	1,817	19,376

Net (decrease) increase in cash	(5,302)	2,278
Cash at beginning of period	6,675	6,613
Cash at end of period	$1,373	$8,891

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$4,764	$2,843
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Issuance of common stock in settlement of liabilities	$-	$580
Issuance of common stock to Bridge Note holders due to conversion	$102	$2,098
Rescission of common stock issued in private placement	$-	$10,000
Deferred financing costs related to warrants issued in conjunction with notes payable	$-	$1,520
Reclass of notes payable - Bridge Notes to convertible notes	$-	$2,375
Consolidation of non-controlling interest in PEDCO MSL	$-	$2,644
Reclass of deposit for business acquisitions to notes receivable	$-	$5,000
Beneficial conversion feature of convertible notes payable - Bridge Notes	$-	$285
Reclass of notes payable - related parties to notes payable - Bridge Notes	$-	$525
Debt discount related to the warrants issued to Bridge Notes	$-	$427
Accrual of development costs for oil and gas properties	$1,943	$-
Changes in estimates of asset retirement obligations	$13	$21
Accounts receivable acquired in purchase of oil and gas property	$1,678	$-
Accounts payable acquired in purchase of oil and gas property	$751	$-
Note receivable sold for purchase of oil and gas properties	$5,000	$-
Notes payable - Subordinated assumed as part of purchase of oil and gas properties	$8,353	$-
Issuance of Redeemable Series A Convertible Preferred Stock for purchase of oil and gas properties	$28,402	$-
Issuance of common stock for purchase of oil and gas properties	$2,734	$-
Issuance of warrants for deferred financing costs	$160	$-
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

The Company’s principal operating properties are located in the Wattenberg, Wattenberg Extension, and Niobrara formation in the Denver-Julesburg Basin (the “D-J Basin”) in Weld Counties, Colorado, all of which properties are owned by the Company through its wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”).

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

In addition, in May 2015 the Company entered into an Agreement and Plan of Reorganization (as amended to date, the “Reorganization Agreement”) with PEDEVCO Acquisition Subsidiary, Inc., a newly formed wholly-owned subsidiary of the Company (“Exchange Sub”), Dome Energy AB (“Dome AB”), and Dome Energy, Inc. a wholly-owned subsidiary of Dome AB (“Dome US”, and collectively with Dome AB, “Dome Energy”), which contemplates the Company’s acquisition of all of Dome Energy’s U.S. oil and gas assets in exchange for the issuance by the Company of approximately 153 million shares of the Company’s common stock to Dome AB (subject to adjustment before closing such that the number of shares issued equals 64% of the Company’s issued and outstanding common stock (including shares issuable upon conversion of the Company’s outstanding Series A Convertible Preferred Stock, subject to certain exclusions)), which will constitute a change of control of the Company (the “Exchange”).  Dome US produces from a core operated portfolio of conventional oil and gas assets located in Texas and Wyoming, and from additional producing assets located in Arkansas, Kentucky, Louisiana, Mississippi, and Oklahoma.  The Company and Dome Energy continue to move forward with the transactions contemplated by the Reorganization Agreement, including the preparation of a registration statement containing a proxy statement/prospectus with the Securities and Exchange Commission (the “SEC”).  Because the closing of the transactions contemplated by the Reorganization Agreement is subject to various closing conditions, no assurance can be made that the transactions contemplated by the Reorganization Agreement will be completed.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp., a Nevada corporation; (iii) Pacific Energy Technology Services, LLC, a Nevada limited liability company (owned 70% by us); (iv) Pacific Energy & Rare Earth Limited, a Hong Kong company; (v) Blackhawk Energy Limited, a British Virgin Islands company; (vi) White Hawk Petroleum, LLC, a Nevada limited liability company; (vii) Red Hawk Petroleum, LLC, a Nevada limited liability company, which was formed on January 16, 2014; (viii) Pacific Energy Development MSL, LLC (“MSL”) (owned 50% by us) and is included in our consolidated results; and (ix) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with the planned reorganization transaction with Dome Energy. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2015, and December 31, 2014, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2015, approximately $1,057,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to two customers comprised 59% and 11% of the Company’s total oil and gas revenues for the nine months ended September 30, 2015. Sales to one customer comprised 42% of the Company’s total oil and gas revenues for the nine months ended September 30, 2014. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $40,000 related to receivables from joint interest owners.

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three and nine months ended September 30, 2015 and 2014, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 2,162,540 and 1,311,024 potentially issuable shares of common stock related to options, 7,753,282 and 2,986,704 potentially issuable shares of common stock related to warrants and 1,248,638 and 545,044 potentially issuable shares of common stock related to the conversion of Bridge Notes (defined and described under Note 9) due to their anti-dilutive effect for the nine months ended September 30, 2015 and 2014, respectively.  The Company also excluded all amounts related to the Series A preferred stock dividends due to their anti-dilutive effect for the respective periods of 2015.

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

Recently Issued Accounting Pronouncements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company expects that the affected amounts on its balance sheets will be reclassified within the balance sheets upon adoption of this ASU to conform to this standard. The Company expects to adopt this ASU during the fourth quarter of 2015 and does not expect that the adoption of this ASU will have a material impact on its financial statements.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – GOING CONCERN

The Company’s financial statements are prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses from operations, due in part to the current crude oil price environment.  The Company had a working capital deficit and accumulated deficit at September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The current crude oil prices have negatively affected the capital markets due to the uncertainty of oil and gas industry investors resulting in fewer and more costly financing opportunities.

Management believes that following the completion of the Exchange contemplated by the Reorganization Agreement with Dome Energy and a contemplated additional financing , the Company will be able to meet its future obligations and attain profitable operations. However, because the closing of the transactions contemplated by the Reorganization Agreement is subject to various closing conditions, no assurance can be made that the transactions contemplated by the Reorganization Agreement will be completed. In the event the Exchange is not completed, the Company will seek financing from other sources.  Such financings may not be available or, if available, may not be on terms acceptable to the Company. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its obligations and attain profitable operations.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2015 (in thousands):

	December 31,				September 30,
	2014	Additions	Disposals	Transfers	2015
Oil and gas properties, subject to amortization	$24,057	$45,551	$(3,401)	$289	$66,496
Oil and gas properties, not subject to amortization	8,159	-	(7,870)	(289)	-
Asset retirement costs	76	73	(1)	-	148
Accumulated depreciation, depletion and impairment	(10,237)	(4,682)	10,652	-	(4,267)
Total oil and gas assets	$22,055	$40,942	$(620)	$-	$62,377

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2015, amounted to $1,064,000 and $3,345,000. The depletion recorded for production on proved properties for the three and nine months ended September 30, 2014, amounted to $264,000 and $740,000, respectively. The Company recorded impairment expense for all unproved leasehold costs for the three and nine months ended September 30, 2015, in the amount of $-0- and $1,337,000, respectively, as a result of a revision of management's plans to our re-leasing program due to the decrease in commodity pricing. During the three and nine months ended September 30, 2014, the Company recorded impairment expense related to expired lease acreage of $322,000 and $354,000, respectively.

During the nine months ended September 30, 2015, additions to oil and gas properties subject to amortization consisted of completion costs of $2,086,000 primarily related to seven non-operated wells in the D-J Basin.

Acquisition of Properties from Golden Globe Energy (US) LLC (“GGE”).

On February 23, 2015 (the “Closing”), the Company’s wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), completed the acquisition of approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado (the “Acquired Assets”) from GGE.

As consideration for the acquisition of the Acquired Assets, the Company (i) issued to GGE 3,375,000 restricted shares of the Company’s common stock and 66,625 restricted shares of the Company’s newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”) (see Note 12), (ii) assumed approximately $8.35 million of subordinated notes payable from GGE pursuant to an Assumption and Consent Agreement and an Amendment to Note and Security Agreement (see Note 9), and (iii) provided GGE with a one-year option to acquire the Company’s interest in its Kazakhstan opportunity for $100,000 payable upon exercise of the option pursuant to a Call Option Agreement. The effective date of the transaction was January 1, 2015, with the exception of all revenues and refunds attributable to GGE’s approximate 49.7% interest in each of the Loomis 2-1H, Loomis 2-3H and Loomis 2-6H wells, which revenues and refunds the Company owns from the date of first production, which totaled approximately $700,000.

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

In March 2014, the Company acquired oil and gas properties from Continental Resources Inc. (“Continental”). The Company entered into a note purchase agreement with RJ Credit LLC (“RJ Credit”) to finance the acquisition. As a part of this agreement, the Company conveyed 50% of its note receivable with Asia Sixth (defined and described under Note 6), 50% of its interest in the oil and gas properties acquired, and a 50% interest in Pacific Energy Development MSL, LLC. The following table presents the loss on sale to RJ Credit associated with each of these items (in thousands):

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

	For the Nine Months Ended
	September 30, 2015

	PEDEVCO	Net Acquisitions/Dispositions	Combined
Revenue	$4,593	$780	$5,373
Lease operating costs	$(1,434)	$(275)	$(1,709)
Net income (loss)	$(15,081)	$505	$(14,576)
Net income (loss) per common share	$(0.37)	$0.01	$(0.36)

	For the Nine Months Ended
	September 30, 2014

	PEDEVCO	Net Acquisitions/Dispositions	Combined
Revenue	$4,192	$1,401	$5,593
Lease operating costs	$(1,367)	$(1,288)	$(2,655)
Net income (loss)	$(22,169)	$113	$(22,056)
Net loss per common share	$(0.81)	$0.00	$(0.81)

NOTE 6 – DEPOSIT FOR BUSINESS ACQUISITION

On September 11, 2013, the Company entered into a Shares Subscription Agreement (“SSA”) to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), which held an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity.  Aral holds a 100% operated working interest in a production license issued by the Republic of Kazakhstan that expires in 2034 in western Kazakhstan (the “Contract Area”).   As previously contemplated under the SSA, the Company would acquire shares of Asia Sixth representing 51% of the issued and outstanding capital stock of Asia Sixth (the “Asia Sixth Shares”), in exchange for the payment by the Company of $10 million to Asia Sixth (the “Deposit”).

We also entered into an agreement with GGE to convey 50% of our interests in Asia Sixth in connection with the March 2014 GGE financing.   In the event of any refund of the initial deposit by Asia Sixth, the Company must provide 50% of such refund to GGE or its designee.

In connection with the March 2014 financing, the Company allocated $3,055,000 of the proceeds from the debt financing to the 50% interest in Asia Sixth conveyed to GGE and recorded a loss on sale of $1,945,000.

On August 1, 2014, the Company entered into a series of agreements pursuant to which the Company restructured its planned acquisition of indirect interests in Aral in order to simplify and consolidate the capital structure and management of Aral and its disparate stakeholders, improve the debt position of Aral, provide Aral with additional financing to fund its operations going forward, and eliminate any and all funding obligations the Company may have had under the previously contemplated ownership structure  (collectively, the “Aral Restructuring”).  In connection with the Aral Restructuring, the Company entered into a new purchase agreement (the “Caspian SPA”) to acquire a 5.0% interest in Caspian Energy Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, and pursuant to which, following the May 20, 2015 closing, Caspian Energy now holds 100% of the ownership in Aral.  The closing of the transactions contemplated under the Caspian SPA was subject to the satisfaction of certain customary closing conditions including the approval of the Agency of the Republic of Kazakhstan for the Protection of Competition and the Ministry of Oil and Gas of the Republic of Kazakhstan (“MOG”), the MOG’s waiver of its pre-emptive purchase right with respect to the transaction, and receipt of Caspian Energy shareholder approval of the transaction.

Also in connection with the Aral Restructuring, on August 1, 2014 the Company entered into a Termination Agreement of the Shares Subscription Agreement (SSA) dated September 11, 2013, between The Sixth Energy Limited (“Sixth Energy”), Asia Sixth and Pacific Energy Development Corp.’s (the Company’s wholly-owned subsidiary, “PEDCO”) (the “Termination Agreement”). The Termination Agreement provided for the termination of the previous SSA as a precondition to the Aral Restructuring.  Under the Termination Agreement, the Company received a promissory note in the principal amount of $5.0 million from Asia Sixth (the “A6 Promissory Note”), secured by a first priority security interest in all of the assets of Asia Sixth. The A6 Promissory Note represented the Company’s interest in the deposit originally paid to Asia Sixth by the Company under the SSA following the assignment of 50% of the Company's rights to acquire the capital stock of Asia Sixth to Golden Globe.  The A6 Promissory Note was due and payable upon the termination of the Caspian Purchase Agreement with interest accruing at the rate of 10% per annum, compounded daily, in the event the A6 Promissory Note was not paid in full on or before such termination date.

In addition, the Company entered into the Caspian SPA between Caspian Energy, Caspian Energy Limited, Asia Sixth, Groenzee B.V., PEDCO, Giant Dragon Enterprises Limited, ACAP Limited, and RJ Credit LLC (“RJC”).  Pursuant to the Caspian SPA, upon the closing of the transactions contemplated thereunder, (i) the Company would receive a 5.0% interest in Caspian Energy in exchange for the assignment of the A6 Promissory Note to Caspian Energy, (ii) all of Asia Sixth’s direct and indirect ownership in Aral would be exchanged for equity interests in Caspian Energy, with Aral becoming a wholly-owned subsidiary of Caspian Energy, (iii) approximately $25.4 million in debt owed by Asia Sixth as a result of the termination of the SSA and certain other agreements (including the debt now owed to the Company) would be converted into Caspian Energy capital stock, (iv) substantially all of Aral’s existing debt would be consolidated and held directly or indirectly by Caspian Energy as Aral’s new parent company, and (v) Sixth Energy and certain other shareholders of Caspian Energy shall provide a loan facility of up to an additional $21.5 million to Aral to fund its operations and development efforts.

The Aral Restructuring was consummated effective May 20, 2015, upon which date the A6 Promissory Note was converted into 23,182,880 shares of common stock of Caspian Energy.  In addition, on the date of conversion of the A6 Promissory Note, Mr. Frank Ingriselli, our Chairman and Chief Executive Officer, was appointed as a non-executive director of Caspian Energy.

In connection with our D-J Basin Acquisition, on February 23, 2015, we provided GGE a one-year option to acquire our interest in the Caspian SPA for $100,000 payable upon exercise of the option recorded in prepaid expenses and other current assets.  As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at September 30, 2015 was $-0-.  To date the option provided to GGE has not been exercised.

NOTE 7 – NOTES RECEIVABLE

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, which permitted multiple loans to be made up to $8,000,000 as separate “advances”. As of December 31, 2014, the balance of the notes receivable prior to applying the excess loss from Condor was $6,979,000 plus accrued interest of $121,000 due from Condor.

In accordance with ASC 323-10-35, the losses from Condor that exceeded the equity investment of the Company were used to reduce the notes receivable balance. If the losses were to exceed the notes receivable balance, no additional losses would be recorded for the equity investment. The net receivable balance as of December 31, 2014, after applying the excess loss was $1,363,000. After applying the losses to the equity investment and the note receivable, the Company has unrecorded excess losses of zero. The following table reflects the activity related to the note receivable-related party (in thousands):

	September 30,	December 31,
	2015	2014
Note receivable-related party prior to applying excess losses	$6,979	$6,979
Equity change in net loss at 20% applied to note receivable-related party as of December 31, 2013	(5,193)	(5,193)
Equity change in net loss at 20% for year ended December 31, 2014	(271)	(271)
Equity change in net loss at 20% for period from January 1 through February 23, 2015	(91)	-
Previously unrecognized losses for year ended December 31, 2013	(273)	(273)
Interest accrued	160	121
Portion of Settlement Agreement with MIEJ	(1,311)	-
Net note receivable	$-	$1,363

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

NOTE 8 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

Settlement Agreement with MIEJ

On February 19, 2015, the Company entered into a Settlement Agreement with MIEJ (the “MIEJ Settlement Agreement”), the 80% partner in Condor and the lender under the Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, in the principal amount of $6,170,065 (the “MIEJ Note”). The Settlement Agreement and related agreements for the disposition of the Company’s interest in Condor contained the following terms:

●
The Company and MIEJ entered into a new Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015 (the “New MIEJ Note”), with a principal amount of $4.925 million, extinguishing the original MIEJ Note which had a principal amount of $6,070,000 after cash payments of $100,000;

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

The following table reflects the activity related to the Company’s settlement with MIEJ (in thousands):

Items Received by PEDEVCO
Extinguishment of accrued liabilities	3,280
Extinguishment of original debt with MIE net of cash payments of $100,000	6,070
Proceeds from cash payments made by MIE to RJ Credit and BAM	500
Total	9,850

Items Received by MIEJ
Issuance of new MIEJ note	$4,925
Extinguishment of note receivable with Condor	1,272
Historical cost of oil and gas property sold to Condor	620
Total	6,817

Net gain on settlement	$3,033

The following table presents the allocation of the gain on settlement with MIEJ described above (in thousands):

	Allocated Value	Historical Cost	Gain on Settlement
Oil and gas properties	$895	$620	$275
Investment in Condor	1,838	1,272	566
Note Payable - MIEJ	7,117	4,925	2,192
Total	$9,850	$6,817	$3,033

The Company recognized a gain on sale of equity investments during the nine months ended September 30, 2015 related to these transactions of $566,000.

The following is a summarized statement of operations for Condor for the period from January 1, 2015 through February 23, 2015 (in thousands):

Revenue	$108
Operating expenses	(368)
Operating loss	(260)
Interest expense	(195)
Net loss	$(455)

During the period from January 1, 2015 through February 23, 2015, the Company recorded $91,000 as its 20% share of Condor’s net losses for that period.

NOTE 9 – NOTES PAYABLE

Note Purchase Agreement and Sale of Secured Promissory Notes

On March 7, 2014, the Company entered into a $50 million financing facility (the “Notes Purchase Agreement”) between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”).   The Company issued the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”, and the “Senior Notes”) and provided for an additional $15.5 million available under the financing agreement to fund the Company’s future drilling costs.  On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Initial Note to HEARTLAND Bank, and effective April 1, 2015, BRe BCLIC Primary transferred its Initial Note to Senior Health Insurance Company of Pennsylvania (“SHIP”), with each of HEARTLAND Bank and SHIP becoming an “Investor” for purposes of the discussion below.

The Initial Notes as originally issued bear interest at the rate of 15% per annum, payable monthly in arrears, on the first business day of each month beginning April 1, 2014 (in connection with the Initial Notes), provided that upon the occurrence of an event of default, the Initial Notes bear interest at the lesser of 30% per annum and the maximum legal rate of interest allowable by law.

The Initial Notes are due and payable on March 7, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time. Additionally, the Company is required on the third business day of each month, commencing on April 1, 2014, to prepay the Initial Notes in an amount equal to the lesser of (a) the outstanding principal amount of the Initial Notes or (b) twenty-five percent (25%) of the aggregate of all net revenues actually received by us and our subsidiaries for the immediately preceding calendar month (or such pro rata portion of the first month the payment is required).  The Initial Notes also provide that RJC is to be repaid (i) accrued interest, only after all of the other Investors are repaid any accrued interest due and (ii) principal, only after all of the other Investors are repaid the full amount of principal due under their Initial Notes, and (iii) that any funding in connection with Subsequent Notes will be made solely by RJC. See below for information related to recent agreements to defer certain principal and interest payments and capitalization of such deferred amounts as additional principal under the Initial Notes.

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

The Company did not borrow any proceeds under the Notes Purchase Agreement during the nine months ended September 30, 2015. As of September 30, 2015, there was approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available to draw down under Subsequent Notes from RJC. The availability of additional borrowings under the senior debt facility is subject to the Company providing matching funds for all amounts borrowed.

All deferred financing costs and debt discount amounts are amortized using the effective interest rate method. The amount of the debt discount and deferred financing costs (net of amortization) reflected on the accompanying balance sheet as of September 30, 2015 was $13,479,000. Amortization of debt discount, amortization of deferred financing costs and interest expense, related to the Initial Notes and the first advance, was $3,158,000, $1,565,000 and $4,015,000 for the nine months ended September 30, 2015, respectively.

On April 24, 2015, certain of the Investors in our Initial Notes agreed to defer certain mandatory principal repayments and interest payments that would otherwise be payable in the months of May and June 2015, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the Initial Notes.  The aggregate principal and interest that was deferred was approximately $354,000, which amount has been added to the principal due under the Initial Notes as of July 31, 2015 and is due upon maturity ($320,000 of which was expensed as additional interest expense).  The Company was also charged an additional deferral fee of $354,000, the amount of the principal and interest deferred under this agreement, which was added to the principal and due upon maturity.  As consideration for the deferral, on September 10, 2015, the Company issued warrants exercisable for an aggregate of 349,111 shares of our common stock to the Investors participating in the deferral.  Each warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $1.50 per share. The fair value of these warrants of approximately $40,000 was recorded as additional deferred financing costs.

On August 28, 2015, the Company entered into agreements with the holders of the Senior Notes to (i) defer until the maturity date of the Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, (ii) HEARTLAND Bank agreed to change the frequency of payment of accrued interest and mandatory principal repayments from monthly to semi-annually, with the next interest payment due February 1, 2016 and the next mandatory principal repayment due August 3, 2016, and with the Company agreeing to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund starting in February 2016 which the Company shall pay to HEARTLAND Bank every six months when due and owing, (iii) RJC agreed to defer all interest payments otherwise due and payable by the Company to RJC during the period commencing on August 1, 2015 through January 31, 2016 (the “Waiver Period”), which deferred interest is added to principal each month during the Waiver Period, (iv) certain other holders agreed to (a) defer until the maturity date of their Senior Notes 12/17ths of the interest payments that would otherwise be due and payable by the Company to them on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, and (b) have the Company pay in cash 5/17ths of such interest payments per month, with all deferred interest being added to principal each month until the maturity date of the Senior Notes, and (v) SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub and RJC agreed to increase the interest rate under their Senior Notes from 15% to 17% per annum on all outstanding principal under their Senior Notes during the Waiver Period.  These deferrals agreed upon with our Investors (the “August-January Deferrals”) will reduce the Company’s monthly cash interest payments and mandatory principal repayments from approximately $600,000 per month prior to these agreements, to approximately $100,000 per month during the Waiver Period after giving effect to the changes agreed upon under these agreements, thereby providing the Company with an estimated $500,000 per month in reduced cash flow requirements during the Waiver Period.

The purpose of these deferrals is to provide the Company with temporary relief from cash requirements to fully-focus and execute upon the Reorganization Agreement with Dome Energy, or another alternative transaction in the event the Company does not consummate the transaction with Dome Energy.

As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, the Company issued warrants exercisable on a cash-only basis for an aggregate of 1,201,004 shares to the lenders, proportionately based on their individual principal, which grants were subject to NYSE MKT additional listing approval, which has been received.  The warrants have a three year term and are exercisable on a cash-only basis at a price of $0.75 per share.  In addition, in the event the aggregate total of principal and interest deferred in connection with the August-January deferrals exceeds $900,000 over the Waiver Period, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, the Company will proportionately grant additional warrants such that the total aggregate number of shares of Company common stock exercisable under all warrants granted will equal the total principal and interest deferred by such Investors divided by $0.75. The fair value of these 1,201,004 warrants of approximately $120,000 was recorded as additional deferred financing costs. As of September 30, 2015, the amount of deferred interest and deferred principal was $1,087,000 and $175,000, respectively.

In addition, the Company agreed to prepare and deliver to RJC a monthly budget in form and substance reasonably satisfactory to RJC, and such financial statements as RJC may reasonably request.  The monthly budget is required to include a cash flow forecast and detail of all anticipated non-recurring expenses and non-cash budget items, and the Company is required to comply with the budgeted expenses set forth therein in all material respects, provided, however, that a variance of less than 10% with respect to the expenses, on an aggregate basis, is permitted.

It is anticipated that certain debt will be satisfied in full in connection with the closing contemplated by the Reorganization Agreement with Dome Energy and a simultaneous financing transaction , at which point further interest and principal deferrals will cease.  However, if all the current outstanding debt remains outstanding without principal reduction prior to February 1, 2016, the Company estimates that up to an aggregate of approximately $2.95 million in total interest and principal payments may be deferred pursuant to these agreements, in which event warrants exercisable solely on a cash basis for approximately an additional 2.7 million shares of Company, common stock at an exercise price of $0.75 per share will be granted in February 2016.

During the nine months ended September 30, 2015, there were $363,000 of principal payments made to reduce the amount outstanding on the Initial Notes.

Convertible Notes Payable – Bridge Notes

On March 7, 2014, the Company entered into a Second Amendment to the Secured Promissory Notes (each, a “Second Amended Note,” and collectively, the “Bridge Notes”) with all but one of the holders of the Bridge Notes (the “Amended Bridge Investors”). Subsequently, on August 20, 2014, the one remaining holder also entered into a Second Amended Note, and became an “Amended Bridge Investor” (as discussed below).

The Convertible Bridge Notes allow the holders the right to convert (i) up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each Bridge Note outstanding as of the entry into the Second Amended Notes and only up to four (4) total conversions of not less than 25% each); (ii) the additional payment-in kind (“PIK”); and (iii) all accrued and unpaid interest under each Bridge Note (collectively, the “Conversion Amount”) into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into.  Upon a conversion, the holder shall receive a number of shares of common stock equal to the Conversion Amount divided by a conversion price (the “Conversion Price”) calculated as follows:

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

The unamortized debt premium on the Convertible Bridge Notes as of September 30, 2015, was $113,000.

As of September 30, 2015, Bridge Notes with an aggregate principal amount of $475,000 remain outstanding, plus accrued interest of $102,000 and additional PIK of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes. The interest expense related to these notes for the three months ended September 30, 2015 and 2014 was $14,000 and $125,000, respectively. The interest expense related to these notes for the nine months ended September 30, 2015 and 2014 was $43,000 and $597,000, respectively.

The Subordinated Note Payable Assumed

In February 2015, the Company assumed approximately $8.35 million of a subordinated note payable from GGE in the acquisition of the Acquired Assets, which amount is outstanding as of September 30, 2015.  The lender under the subordinated note payable is RJC, which is one of the lenders under the Secured Promissory Notes and is an affiliate of GGE.  The note is due and payable on December 31, 2017, and bears interest at a rate of 12% per annum (24% upon an event of default).  The accrued interest is payable on a monthly basis in cash.  The assumed note payable is subordinate and subject to the terms and conditions of the Secured Promissory Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000.  Should the Company repay the Secured Promissory Notes or replace them with a secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

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

On April 24, 2015, RJC agreed to defer all mandatory principal repayments and interest payments that would otherwise be payable by us to RJC in the months of May and June 2015 under the subordinated note, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the subordinated note.  The aggregate principal and interest that was deferred was approximately $170,000, which amount has been capitalized and added to the principal due under the subordinated note effective July 31, 2015 and due upon maturity.  As consideration for the deferral, we granted warrants exercisable for an aggregate of 113,237 shares of our common stock to RJC (which are included in the aggregate total of 349,111 shares issuable upon exercise of warrants issued to the Investors as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” in this Note 9 above).  The warrant has a 3 year term and will be exercisable on a cashless basis at an exercise price of $1.50 per share, with a grant date fair value of $13,000.

On August 28, 2015, the Company entered into agreements with RJC pursuant to which (i) RJC agreed to defer until the maturity date of the subordinated note the mandatory principal payments that would otherwise be due and payable by the Company on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, and (ii) RJC agreed to defer all interest payments otherwise due and payable by the Company to RJC under the subordinated note during the Waiver Period, which deferred interest is added to principal each month during the Waiver Period.   As of September 30, 2015, the amount of deferred interest and principal was $287,000.

As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, the Company issued to RJC warrants exercisable on a cash-only basis for an aggregate of 265,241 shares (which are included in the aggregate total of 1,201,004 shares issuable upon exercise of warrants issued to the Investors as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” in this Note 9 above).  The warrants have a three year term and are exercisable on a cash-only basis at a price of $0.75 per share.  In addition, in the event the aggregate total of principal and interest deferred by all Investors in connection with the August-January Deferrals exceeds $900,000 over the Waiver Period as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes”, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, the Company will proportionately grant additional warrants such that the total aggregate number of shares of Company common stock exercisable under all warrants granted to the Investors will equal the total principal and interest deferred by such Investors divided by $0.75.

The interest expense related to this note for the three and nine months ended September 30, 2015 was $74,000 and $ 430,000, respectively.

Related Party Financings

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ. The MIEJ Note had a total principal and interest amount outstanding of $6.17 million and $1,203,000, respectively, as of December 31, 2014.

In February 2015, the Company and PEDCO entered into the MIEJ Settlement Agreement with MIEJ. As part of the MIEJ Settlement Agreement, the Company made cash payments of $100,000 on the MIEJ Note and entered into the New MIEJ Note, which extinguished the original MIEJ Note, and reduced the principal amount owed from $6.07 million to $4.925 million. As of September 30, 2015, the amount outstanding under the New MIEJ Note was $4,925,000. The Company recognized a gain on debt extinguishment during the nine months ended September 30, 2015 related to these transactions of $2,192,000.

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

The interest expense related to this note for the three and nine months ended September 30, 2015 was $41,000 and $367,000, respectively.

NOTE 10 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the nine months ended September 30, 2015 and 2014.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Deferred income tax assets as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2015	2014
Deferred Tax Assets (Liabilities)
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$1,695	$1,385
Net operating losses	4,131	4,131
Impairment – oil and natural gas properties	(1,122)	(1,122)
Other	753	623
Total deferred tax asset	5,457	5,017

Less: valuation allowance	(5,457)	(5,017)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at September 30, 2015. The net change in the total valuation allowance for the nine months ended September 30, 2015 was an increase of $440,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2015, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through September 30, 2015.

As of September 30, 2015, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $57,390,000 and $49,922,000 (subject to limitations) for federal and state tax purposes, respectively. If not utilized, these losses will begin to expire beginning in 2032 and 2023, respectively, for federal and state purposes.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with an initial term of two years ending in July 2014, which has been extended for an additional two years with the term now ending in July 2016, for its corporate office space located in Danville, California. The obligation under this lease for the remainder of 2015 and 2016 is $13,000 and $30,000, respectively.

In September 2014, the Company entered into a non-cancelable lease agreement with a term of five years ending on March 1, 2020, which location serves as the Company’s operations office space in Houston, Texas.  The obligation under this lease for the remainder of 2015, 2016, 2017, 2018, and thereafter is $15,000, $61,000, $61,000, $61,000 and $72,000, respectively.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the D-J Basin Asset, 2,931 net acres are due to expire during the three months remaining in 2015 (3,701 net acres did expire during the nine months ended September 30, 2015), 4,680 net acres expire in 2016, 584 net acres expire in 2017, 392 net acres in 2018 and 1,417 net acres expire thereafter. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of September 30, 2015, the Company had fully impaired its unproved leasehold costs based on management's revised re-leasing program.

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

NOTE 12 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At September 30, 2015, the Company was authorized to issue 100,000,000 shares of its Series A preferred stock with a par value of $0.001 per share.

During the nine months ended September 30, 2015, the Company issued shares of Series A preferred stock as follows:

On February 23, 2015, the Company issued 66,625 Series A preferred to GGE as part of the consideration paid for the Acquired Assets. The fair value of the Series A preferred stock was $28,402,000 based on a calculation using a binomial lattice option pricing model. See Note 15.

The 66,625 shares of Series A preferred issued to GGE are contingently redeemable in 4 tranches as follows:  (i) 15,000 shares in Tranche One; (ii) 15,000 shares in Tranche Two; (iii) 11,625 shares in Tranche Three; and (iv) 25,000 shares in Tranche Four.

In addition, upon the original issuance of the 66,625 shares of Series A preferred stock issued to GGE, the Series A preferred stock had the following features:

●	a liquidation preference senior to all of the Company’s common stock equal to $400 per share;
●	a dividend, payable annually, of 10% of the liquidation preference;
●	voting rights on all matters, with each share having 1 vote; and
●
a conversion feature at GGE’s option which would allow the Series A preferred stock to be converted into shares of the Company’s common stock on a 1,000:1 basis, subject to stockholder approval of the issuance of the shares of common stock issuable upon such conversion.

However, following the October 7, 2015 approval of the Company shareholders of the issuance of shares of common stock upon the conversion of the Series A preferred, the Series A preferred features have been modified as follows:

●	the Series A preferred has ceased accruing dividends and all accrued and unpaid dividends have been automatically forfeited and forgiven; and
●	the liquidation preference of the Series A preferred has been reduced to $0.001 per share from $400 per share.

GGE is also subject to a lock-up provision that prohibits it from selling the shares of common stock through the public markets for less than $1 per share (on an as-converted to common stock basis) until February 23, 2016, and in no event may GGE convert shares of Series A preferred if upon such conversion it would beneficially own more than 9.99% of our outstanding common stock or voting stock.

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

In addition, if the Company repays the Secured Promissory Notes and redeems all of the Tranche One shares by November 23, 2015 the above redemption options are modified as follows:

●	the Tranche Four shares are automatically redeemed for $-0- per share; and
●	GGE may request (but not require) that the Company redeem:
°	the Tranche Two shares at a redemption price of $650 per share for a period of 30 days following February 23, 2017; and
°	the Tranche Two Shares and 11,625 shares of the Tranche Three shares at a redemption price of $800 per share for a period of 30 days following February 23, 2018.

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

As of September 30, 2015, there were 66,625 shares of the Company’s Series A preferred stock outstanding.

COMMON STOCK

At September 30, 2015, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the nine months ended September 30, 2015, the Company issued shares of common stock or restricted common stock as follows:

On January 7, 2015, the Company granted 965,000 shares of its restricted common stock with a fair value of $357,000, based on the market price on the date of grant, to certain of its employees, including 370,000 shares to Chairman and Chief Executive Officer, Frank C. Ingriselli, 325,000 shares to President and Chief Financial Officer, Michael L. Peterson, and 270,000 shares to Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive

Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. 40% of the shares vest on the nine month anniversary of the grant date, 20% vest on the twelve month anniversary of the grant date, 20% vest on the eighteen month anniversary of the grant date and 20% vest on the twenty-four month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company. The vesting of the securities is subject to the terms of certain Vesting Agreements described below.

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

On September 10, 2015, the Company issued 390,000 shares to a financial and professional relations advisor valued at $0.35 per share, based on the fair value of the stock on the date granted, in connection with the Company’s entry into a consulting services agreement in the amount of $137,000.

As of September 30, 2015, Bridge Notes with an aggregate principal balance of $475,000 remain outstanding, plus accrued interest of $102,000 and additional payment-in-kind of $48,000. The aggregate principal and accrued, unpaid interest and payment-in-kind amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes.

Stock compensation expense recorded related to restricted stock during the nine months ended September 30, 2015 was $2,117,000. The remaining unamortized stock compensation expense at September 30, 2015 related to restricted stock was $965,000.

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

NOTE 13 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of September 30, 2015, 3,424 shares of common stock granted under the 2003 Stock Option Plan and 2009 Stock Incentive Plan approved when the Company was known as Blast Energy Services, Inc. (“Blast”) remain outstanding and exercisable at a weighted average exercise price of $35.05. No options were issued under these plans during the nine months ended September 30, 2015.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014 to increase by 5,000,000 the number of shares of common stock reserved for issuance under the Plan. As of September 30, 2015, a total of 7,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 4,114,802 shares have been issued as restricted stock, 1,817,000 shares are subject to issuance upon exercise of issued and outstanding options, and 1,068,198 remain available for future issuance. At the Annual Meeting of Stockholders held on October 7, 2015, the Company’s stockholders approved an amendment to the 2012 Incentive Plan to increase by 3,000,000, the number of shares of common stock reserved for issuance under the 2012 Incentive Plan.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of September 30, 2015, options to purchase an aggregate of 405,804 shares of the Company’s common stock and 591,791 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

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

During the nine months ended September 30, 2015, the Company recognized stock option expense of $384,000. The remaining amount of unamortized stock options expense at September 30, 2015, was $163,000.

The intrinsic value of outstanding and exercisable options at September 30, 2015 was $1,000 and $1,000, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2014 was $34,000 and $34,000, respectively.

Option activity during the nine months ended September 30, 2015 was:
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract Term
	Shares	Price	(# years)
Outstanding at January 1, 2015	1,827,224	$1.08	6.5
Granted	1,265,000	0.37
Exercised	(19,445)	0.30
Forfeited and cancelled	(13,888)	0.30

Outstanding at September 30, 2015	3,058,891	$0.80	5.0

Exercisable at September 30, 2015	2,162,540	$0.76	5.4

Warrants

During the nine months ended September 30, 2015, the Company recognized warrant expense of $669,000. The remaining amount of unamortized warrant expense at September 30, 2015, was $-0-.

During the nine months ended September 30, 2015, the Company issued the following warrants exercisable to purchase shares of common stock:

On July 1, 2015, the Company granted a warrant exercisable for an aggregate of 100,000 shares of common stock valued at $18,000 to an investor relations firm as sole consideration for its future services.  The warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $0.44 per share with respect to 50% of the shares issuable thereunder following the date of grant and with respect to the balance 50% of the shares issuable thereunder on or after October 1, 2015.

On April 24, 2015, the Company granted warrants exercisable for an aggregate of 349,111 shares of common stock to certain of the Senior Notes lenders related to the deferral of approximately $524,000 of principal and interest under the Senior Notes and subordinated note held by RJC.  Each warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $1.50 per share. The fair value of these warrants of $40,000 was recorded as additional deferred financing costs.

On August 28, 2015, the Company also granted warrants exercisable for an aggregate of 1,201,004 shares of common stock to certain of the Senior Notes lenders related to the current and future deferral of principal and interest under the Senior Notes and subordinated note held by RJC.  Each warrant has a 3 year term and will be exercisable on a cashless basis at an exercise price of $0.75 per share. The fair value of these 1,201,004 warrants of $120,000 was recorded as additional deferred financing costs.

The intrinsic value of outstanding as well as exercisable warrants at September 30, 2015 and December 31, 2014 was $-0- and $-0-, respectively.

Warrant activity during the nine months ended September 30, 2015 was:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract Term
	Shares	Price	(# years)
Outstanding at January 1, 2015	6,594,129	$2.13	3.9
Granted	1,650,115	0.89
Exercised	-	-
Forfeited and cancelled	(440,962)	3.67

Outstanding at September 30, 2015	7,803,282	$1.78	3.2

Exercisable at September 30, 2015	7,753,282	$1.79	3.2

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

Note Payable – MIEJ. See Note 9 – Related Party Financings

Accounts Payable – Condor. Accruals for drilling costs due to Condor as a working interest owner and revenue receivable due from Condor as a working interest owner represent capital expenditures, lease operating expenses and revenues allocable to the Company for its various working interests in the wells from 12.60% to 18.75% and its net revenue interest varies from 10.01% to 15.00%. At December 31, 2014, Condor owed the Company $21,000 from production sales related to the Company’s net revenue interest in the D-J Basin Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet. At December 31, 2014, the Company owed Condor $30,000 from production related expenses and $1,853,000 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. As discussed in Note 8, in February 2015, the Company and PEDCO entered into the MIEJ Settlement Agreement with MIEJ. As part of the MIEJ Settlement Agreement, all amounts owed to or from Condor were restructured. As of September 30, 2015, there were no accounts receivable or payable or by or to MIEJ.  There was $4.925 million of principal and $243,000 of accrued interest owed under the New MIEJ Note.

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

During the nine months ended September 30, 2015 and 2014, the Company charged $56,000 and $167,000, respectively, in expenses related to a management services agreement with Condor through February 2015 and charged $100,000 and $-0-, respectively, in expenses related to a management services agreement with MIEJ after February 2015. This management fee represents an amount agreed upon between MIEJ and the Company as being reflective of the approximate amount of time and resources the Company personnel dedicates to Condor-related matters on a monthly basis. As of September 30, 2015 and December 31, 2014, the Company had accrued $-0- and $56,000, respectively, in amounts due from Condor under the agreement.

Vesting Agreements with Management. See Note 12 for a discussion of Vesting Agreements with management.

Note Amendments and Warrant Issuances to RJC

See Note 9 for a discussion of certain amendments to the Senior Note and subordinated note held by RJC.

See Note 13 for a discussion of certain warrants issued to RJC by the Company in connection with the amendment of the Senior Note and subordinated note held by RJC.

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of September 30, 2015 (in thousands):

	Fair Value Measurements At September 30, 2015
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

NOTE 16 – SUBSEQUENT EVENTS

Issuance of Common Stock

On October 7, 2015, the Company issued 214,286 shares of restricted common stock under the Company’s 2012 Equity Incentive Plan to each of Mr. David C. Crikelair, Ms. Elizabeth P. Smith, and Mr. David Z. Steinberg, the Company’s independent directors, as annual equity compensation grants made in accordance with the Company’s Board of Director’s Compensation Plan.  100% of the shares issued to Mr. Crikelair and Ms. Smith will become vested and non-forfeitable on September 10, 2016, and 100% of the shares issued to Mr. Steinberg will become vested and non-forfeitable on July 15, 2016, for so long as the holder remains a director, employee of, or consultant to the Company, with a stock price on the grant date of $0.28 per share, and a total grant date fair value of $180,000.

Amendment to the PEDEVCO CORP. 2012 Equity Incentive Plan

At the Annual Meeting of Stockholders held on October 7, 2015 (the “Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s 2012 Equity Incentive Plan (the “Plan”) to increase by 3,000,000, the number of shares of common stock reserved for issuance under the Plan.

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

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the matters described in “Risk Factors” below and included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 31, 2015 (the “Form 10-K”), along with the audited consolidated financial statements included in the Form 10-K, and the unaudited consolidated financial statements included in this quarterly report.

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 27 of our Form 10-K.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2015, above.

General Overview

PEDEVCO Corp. (the “Company”, “PEDEVCO”, “we” and “us”) is an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand.  As of September 30, 2015, we held approximately 19,089 net D-J Basin acres located in the Wattenberg and Wattenberg Extension areas of the D-J Basin in Weld and Morgan Counties, Colorado (our “D-J Basin Asset”).  As of September 30, 2015, through our wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), we hold interests in 53 gross (15.7 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 17 gross (3.2 net) wells are non-operated, and 22 wells have an after-payout interest.

In May 2015, we entered into an Agreement and Plan of Reorganization  (as amended to date, the “Reorganization Agreement”) with PEDEVCO Acquisition Subsidiary, Inc., a newly formed wholly-owned subsidiary of the Company (“Exchange Sub”), Dome Energy AB (“Dome AB”), and Dome Energy, Inc. a wholly-owned subsidiary of Dome AB (“Dome US”, and collectively with Dome AB, “Dome Energy”), which contemplates our acquisition of all of Dome Energy’s U.S. oil and gas assets in exchange for the issuance by us of approximately 153 million shares of common stock to Dome AB (subject to adjustment before closing such that the number of shares issued equals 64% of our issued and outstanding common stock (including shares issuable upon conversion of our outstanding Series A Convertible Preferred Stock, subject to certain exclusions)), which will constitute a change of control of the Company (the “Exchange”).  Dome US produces approximately 1,250 barrels of oil equivalent per day (BOEPD) from a core operated portfolio of conventional oil and gas assets located in Texas and Wyoming, and from additional producing assets located in Arkansas, Kentucky, Louisiana, Mississippi, and Oklahoma.  Because the closing of the transactions contemplated by the Reorganization Agreement is subject to various closing conditions, no assurance can be made that the transactions contemplated by the Reorganization Agreement will be completed.  See greater details regarding this transaction below in “Recent Developments – Agreement and Plan of Reorganization with Dome Energy”.

We have listed below the total production volumes and total revenue net to the Company for the three and nine months ended September 30, 2015 and 2014 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis until it was sold in February 2015 and production realized from our February 2015 acquisition of approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado (the “GGE Asset Acquisition” and the “Acquired Assets”) from Golden Globe Energy (US), LLC (“GGE”).

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Oil volume (BBL)	25,256	12,347
Gas volume (MCF)	112,239	30,940
Volume equivalent (BOE) (1)	43,963	17,504
Revenue (000’s)	$1,318	$1,186

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Oil volume (BBL)	99,093	46,715
Gas volume (MCF)	248,348	74,625
Volume equivalent (BOE) (1)	140,484	59,153
Revenue (000’s)	$4,623	$4,494

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Strategy

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to continue to seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado.  Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next 12 calendar months will be focused on the acquisition, development and expansion of our D-J Basin Asset.  The Company is currently working with Dome Energy to prepare a projected drilling and completion schedule and budget assuming the Company's acquisition of Dome US is consummated, for which we anticipate the 2015-2016 program will provide for the drilling of approximately 10 gross (8.4 net) long lateral horizontal wells at an estimated capital cost to the Company of approximately $48.7 million, or approximately $50.4 million including lease renewals.  In the event the Company does not consummate the acquisition of Dome US, we plan to drill and complete, and participate in the drilling and completion of, approximately 6 additional total wells (equivalent to 1.0 net well to us) in our D-J Basin Asset over the next 12 calendar months, requiring limited capital expenditures by the Company.  We plan to fund our operations and business plan by utilizing projected cash flow from operations, the approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available under our current senior debt facility, our cash on hand, proceeds from future potential debt and/or equity financings, which may include drilling partnerships. The availability of additional borrowings under the senior debt facility is subject to the Company providing matching funds for all amounts borrowed, which additional borrowed funds may only be used to fund development costs.

During the nine months ended September 30, 2015, the Company has focused on growth opportunities, while addressing the expected liquidity requirements arising from a significant decrease in oil and gas prices.  The Company had the following significant events:

●
Acquired oil and gas assets from Golden Globe Energy, LLC, which increased the value of our assets by approximately $45,000,000, and our debt obligations by approximately $9,000,000, essentially doubling our proved reserves and net acreage held.  In connection with the acquisition, we issued 3,375,000 shares of restricted common stock and 66,625 shares of Series A Convertible Preferred Stock

●
Sold our ownership in Condor Energy Technology, LLC and working interests in the related oil and gas assets to MIE Jurassic Energy Corporation, recognizing a gain of approximately $275,000 and a net  reduction in debt of approximately $2,000,000.

●
Entered into an agreement to acquire Dome Energy, Inc. which is expected to result in additional proved reserves of 6 MBOE, an additional 1,250 net barrels of oil equivalent per day of oil and gas production, and provide greater resources to raise capital.

●
Restructured various debt obligations to defer until note maturity approximately $ 3.3 million of principal and interest payments until February 2016, reducing total cash pay requirements under the notes by $ 490,000 to approximately $100,000 per month.  In connection with the deferment, we issued warrants to purchase 1.55 million shares of common stock.

●	Implemented G&A cost savings strategies (excluding non-cash items) which resulted in reduced costs of approximately $1,000,000 compared to the nine months ended September 30, 2015.

Management is continually reviewing the recoverability of its oil and gas assets given the reduction of crude oil and natural gas prices during the year.  Over the course of the year, we have identified acreage that we believe has a low probability of development in the near future and have not renewed such leases where appropriate and impaired the values as necessary.  We believe that a significant portion of the effects of lower crude oil prices are now being offset by the continuing reduction of drilling and completion, collection, selling and LOE costs.  We believe the leases we currently plan to develop continue to be economic due to the continued reduction in development and operational costs through this year.  The recoverability of our oil and gas assets is dependent on our ability to secure sufficient funds to develop our properties.  We believe that our current plan to merge with Dome Energy will provide the Company the development capital to execute our development plan.  However, if we are unable to execute the merger with Dome Energy, or an alternative financing transaction, and crude oil prices stay at their current prices or go lower or if the new development and operational costs do not hold or such costs return to higher levels, Company management may deem it appropriate in the future to impair certain of our oil and gas properties in the event we determine we will not be able to fully develop our drilling program.

Recent Developments

Agreement and Plan of Reorganization with Dome Energy

On May 21, 2015, we entered into the Reorganization Agreement with Exchange Sub, Dome AB, and Dome US, which Reorganization Agreement was amended effective July 15, 2015 and August 28, 2015 to extend certain due diligence and financial statement delivery deadlines. The Reorganization Agreement provides for our acquisition of Dome AB through an exchange of certain of the shares of our common stock for the shares of Dome US, with the Dome US shares being received by Exchange Sub and Dome AB receiving our shares, as described in greater detail below.

At the closing of the Exchange, which is subject to various closing conditions described below, (i) Dome AB will transfer the common stock of Dome US to Exchange Sub, solely in exchange for shares of our common stock; (ii) Exchange Sub will continue as our wholly-owned subsidiary and Dome US will be a wholly-owned subsidiary of Exchange Sub; and (iii) we will issue Dome AB 153 million shares of our common stock (subject to adjustment before closing such that the number of shares issued equals 64% of our issued and outstanding common stock (including shares issuable upon conversion of our outstanding Series A Convertible Preferred Stock (but excluding certain redeemable Series A Convertible Preferred Stock shares)).

The Reorganization Agreement, as amended, required that the parties deliver, on or prior to September 30, 2015, copies of the disclosure schedules required pursuant to the terms of the Reorganization Agreement and that Dome US deliver audited financial statements relating to the periods required to be disclosed in the planned Form S-4 Registration Statement (described in greater detail below) (the “Dome US Financials”). In the event there are any issues associated with such disclosures, or a material difference in the Dome US Financials delivered to us versus information previously supplied to us, or if Dome US failed to achieve a minimum consolidated EBITDAX (revenue minus expenses (excluding tax, interest, depreciation, depletion, amortization and exploration expenses)) of at least $9.0 million annualized based on Dome US’s audited financial statements for the three-months ended December 31, 2014, the parties agreed to negotiate such issues in good faith, and if such differences cannot be mutually agreed to after thirty days, that the Reorganization Agreement can be terminated by the Company without penalty, provided that pursuant to the failure of Dome US to comply with the delivery deadlines below, the Company can currently terminate the Reorganization Agreement at any time without penalty.

As of the date of this filing, Dome US has not delivered all the necessary disclosure schedules and financial statements for quarterly statements in 2015, prepared in accordance with GAAP, which are required for inclusion in the Form S-4 Registration Statement the Company plans to file with the Securities and Exchange Commission in order to seek shareholder approval for the business combination (the “Registration Statement”).  Although no further amendment to the Reorganization Agreement has been entered into to date, the parties are continuing to move forward with the transactions contemplated by the Reorganization Agreement and the preparation of the Registration Statement, and continue to work in good faith to complete the previously disclosed business combination.

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

The parties have made customary representations, warranties and covenants in the Reorganization Agreement, and the Exchange is subject to customary closing conditions, including:

●	approval of the Agreement by the shareholders of the Company and Dome AB,
●	receipt of required regulatory approvals,
●	the absence of any law or order prohibiting the consummation of the Exchange,
●	approval of the NYSE MKT, and
●	the effectiveness of a Registration Statement relating to our common stock to be issued in the Exchange and including proxy information for both the Company and Dome AB.

Each party’s obligation to complete the Exchange is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, and (b) performance in all material respects by the other party of its obligations under the Agreement. Additionally, closing conditions relating to Dome AB’s obligation to close the transaction include our obligation to furnish Dome AB with (A) evidence satisfactory to it that (i) our junior lender has agreed to subordinate approximately $8.35 million of debt owed by the Company to a $43.75 million credit facility owed by Dome US, which we plan to assume as part of the Exchange; and (ii) we have satisfied in full all obligations under our senior loan; and (B) copies of new employment agreements with Messrs. Ingriselli, Peterson and Moore, modifying the terms of their current agreements to, among other things, waive certain change of control provisions set forth therein (the “New Employment Agreements”).

Each of the Company and Dome US agreed to pay all costs and expenses incurred by them in connection with the Reorganization Agreement; provided, however, the parties agreed to split equally the costs incurred in connection with the preparing, printing, mailing and filing of the Registration Statement, and submitting the new listing application relating to the combined entity, if requested or required by the NYSE MKT, but that we would pay all costs associated with the Fairness Opinion.

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

The parties intend, for U.S. federal income tax purposes, that the Exchange will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986. Following the closing of the Exchange, Dome AB is expected to distribute the shares of the Company which it receives ratably to its shareholders, subject to the approval by the Dome AB shareholders, Swedish law and the appropriate Swedish authorities (Dome AB is a Swedish corporation).

Warrant Issuances Related to Loan Payment Deferrals

On April 24, 2015, certain of our investors under our senior secured promissory notes issued to Senior Health Insurance Company of Pennsylvania (as successor-in-interest to BRe BCLIC Primary), BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC (the “PEDEVCO Senior Loan Investors”), and BAM Administrative Services LLC, as agent for the investors, and any related collateral documents (collectively, the “PEDEVCO Senior Loan”), agreed to defer certain mandatory principal repayments and interest payments that would otherwise be payable by us to them in the months of May and June 2015, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the PEDEVCO Senior Loan.  The aggregate principal and interest that was deferred was approximately $524,000, which amount has been capitalized and added to the principal due under the PEDEVCO Senior Loan as of July 31, 2015 and is due upon maturity.  The Company was also charged an additional deferral fee of $354,000, the amount of the principal and interest deferred under this agreement, which was added to the principal and due upon maturity. As consideration for the deferral, on September 10, 2015, we granted warrants exercisable for an aggregate of 349,111 shares of our common stock to the Senior Loan Investors with a fair value of approximately $40,000.  Each warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $1.50 per share.

On August 28, 2015, the Company entered into agreements with the holders of the Senior Notes to (i) defer until the maturity date of the Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, (ii) HEARTLAND Bank agreed to change the frequency of payment of accrued interest and mandatory principal repayments from monthly to semi-annually, with the next interest payment due February 1, 2016 and the next mandatory principal repayment due August 3, 2016, and with the Company agreeing to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund which the Company shall pay to HEARTLAND Bank every six months when due and owing, (iii) RJC agreed to defer all interest payments otherwise due and payable by the Company to RJC during the period commencing on August 1, 2015 through January 31, 2016 (the “Waiver Period”), which deferred interest is added to principal each month during the Waiver Period, (iv) certain other owners agreed to (a) defer until the maturity date of their Senior Notes 12/17ths of the interest payments that would otherwise be due and payable by the Company to them on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016; and (b) have the Company pay in cash 5/17ths of such interest payments per month, with all deferred interest being added to principal each month until the maturity date of the Senior Notes, and (v) SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub and RJC agreed to increase the interest rate under their Senior Notes from 15% to 17% per annum on all outstanding principal under the Senior Notes during the Waiver Period.  These deferrals agreed upon with Investors (the “August-January Deferrals”) will reduce the Company’s monthly cash interest payments and mandatory principal repayments from approximately $600,000 per month prior to these agreements, to approximately $100,000 per month during the Waiver Period after giving effect to the changes agreed upon under these agreements, thereby providing the Company with an estimated $500,000 per month in reduced cash flow requirements during the Waiver Period.

The purpose of these deferrals is to provide the Company with temporary relief from cash requirements to fully-focus and execute upon the Reorganization Agreement with Dome Energy, or another alternative transaction in the event the Company does not consummate the transaction with Dome Energy.

As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, the Company issued warrants exercisable on a cash-only basis for an aggregate of 1,201,004 shares of common stock to certain of the deferring Investors, proportionately based on their individual principal with a fair value of approximately $120,000.  The warrants have a three year term and are exercisable on a cash-only basis at a price of $1.50 per share.  In addition, in the event the aggregate total of principal and interest deferred exceeds $900,000 over the Waiver Period, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, the Company will proportionately grant additional warrants such that the total aggregate number of shares of Company common stock exercisable under all warrants granted shall equal (x) the total principal and interest deferred by such Investors divided by (y) $0.75.

In addition, the Company agreed to prepare and deliver to RJC a monthly budget in form and substance reasonably satisfactory to RJC, and such financial statements as RJC may reasonably request.  The monthly budget is required to include a cash flow forecast and detail of all anticipated non-recurring expenses and non-cash budget items, and the Company is required to comply with the budgeted expenses set forth therein in all material respects, provided, however, that a variance of less than 10% with respect to the expenses, on an aggregate basis, is permitted.

It is anticipated that the certain debt will all be satisfied in full in connection with the closing contemplated by the Reorganization Agreement with Dome Energy, at which point further interest and principal deferrals will cease.  However, if all the current outstanding debt remains outstanding without principal reduction prior to February 1, 2016, the Company estimates that up to an aggregate of approximately $2.95 million in total interest and principal payments may be deferred pursuant to these agreements, in which event warrants exercisable solely on a cash basis for approximately an additional 2.7 million shares of Company common stock at an exercise price of $0.75 per share will be granted pro rata  to the Investors (other than to HEARTLAND Bank) in February 2016.

In the event the Company does not consummate either the Reorganization Agreement with Dome Energy, or an alternate transaction approved by the note holders in their sole discretion on or before February 1, 2016, unless the Company resumes full and prompt payment when due of all interest and principal repayments as required pursuant to all debt commencing on February 1, 2016, then the Company agreed that it would cooperate in exploring opportunities to repay all of the Senior Notes in full as soon as possible after such date.

Amendment to the 2012 Equity Incentive Plan

At the Company’s Annual Meeting of Stockholders held on October 7, 2015 (the “Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s 2012 Equity Incentive Plan (the “Plan”) to increase by 3,000,000, the number of shares of common stock reserved for issuance under the Plan to a total of 10,000,000 shares.

Approval of Conversion Rights of Series A Preferred Stock

At the Company’s Annual Meeting, the Company’s stockholders approved the issuance of up to 66,625,000 shares of common stock to Golden Globe Energy (US), LLC (and its assigns) upon conversion of the Company’s outstanding shares of Series A Preferred stock.  As a result, (i) the Series A Preferred has ceased accruing dividends and all accrued and unpaid dividends have been automatically forfeited and forgiven; and (ii) the liquidation preference of the Series A Preferred has been reduced to $0.001 per share from $400 per share.

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

Comparison of the Three Months Ended September 30, 2015 with the Three Months Ended September 30, 2014

Oil and Gas Revenue. For the three months ended September 30, 2015, we generated a total of $1,318,000 in revenues, compared to $1,090,000 for the three months ended September 30, 2014. The increase of $228,000 was primarily due to the additional revenue resulting from the Acquired Assets.

Lease Operating Expenses. For the three months ended September 30, 2015, lease operating expenses associated with the oil and gas properties were $495,000, compared to $105,000 for the three months ended September 30, 2014. The increase of $390,000 was primarily due to the increased lease operating expenses in the current period related to the Acquired Assets.

Exploration Expense. For the three months ended September 30, 2015, exploration expense was $165,000, compared to $88,000 for the three months ended September 30, 2014. The increase of $77,000 was primarily due to lease extension expenses.

Selling, General and Administrative Expenses. For the three months ended September 30, 2015, selling, general and administrative (“SG&A”) expenses were $1,389,000, compared to $2,198,000 for the three months ended September 30, 2014. The decrease of $809,000 was primarily due to lower accounting and other professional fees and lower stock compensation expense related to stock issuances during the period.  The components of SG&A expense are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended September 30,		Increase/
(in thousands)	2015	2014	(Decrease)
Payroll and related costs	$461	$452	$9
Stock compensation expense	701	965	(264)
Legal fees	22	60	(38)
Accounting and other professional fees	78	456	(378)
Insurance	20	24	(4)
Travel and entertainment	17	51	(34)
Office rent, communications and other	90	190	(100)
	$1,389	$2,198	$(809)

Impairment of Oil and Gas Properties.  There was no impairment of oil and gas properties for the three months ended September 30, 2015. For the three months ended September 30, 2014, impairment of oil and gas properties was $322,000 related to lease expirations.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended September 30, 2015, DD&A costs were $1,072,000, compared to $273,000 for the three months ended September 30, 2014. The $799,000 increase was primarily due to additional depletion from the Acquired Assets and from the 3 recently drilled Loomis wells in the current period.

Gain (Loss) on Sale of Oil and Gas Properties. We had no gain (loss) on sale of oil and gas properties for the three months ended September 30, 2015. For the three months ended September 30, 2014, loss on sale of oil and gas properties was $5,000.

Gain (Loss) from Equity Method Investments. We had no gain (loss) from equity method investments for the three months ended September 30, 2015. For the three months ended September 30, 2014, we had a loss from equity method investments of $46,000 primarily due to the decreased production in our Condor investment in the prior year period.

Other Income (Expense). For the three months ended September 30, 2015, other expense was $3,656,000, compared to $3,018,000 for the three months ended September 30, 2014. The increase in other expense of $638,000 was primarily due to the increased interest expense of $623,000 primarily due to the debt assumed with the acquisition of the Acquired Assets.

Net Loss Attributable to PEDEVCO Common Stockholders. For the three months ended September 30, 2015, net loss attributable to PEDEVCO common stockholders was $5,455,000, compared to a net loss attributable to PEDEVCO common stockholders of $4,804,000 for the three months ended September 30, 2014. The increase in net loss of $651,000 was primarily due to the reasons described above.

Comparison of the Nine Months Ended September 30, 2015 with the Nine Months Ended September 30, 2014

Oil and Gas Revenue. For the nine months ended September 30, 2015, we generated a total of $4,593,000 in revenues, compared to $4,192,000 for the nine months ended September 30, 2014. The increase of $401,000 was primarily due to the increased revenue resulting from the Acquired Assets and production from the 3 recently drilled Loomis wells in the current period.

Lease Operating Expenses. For the nine months ended September 30, 2015, lease operating expenses associated with the oil and gas properties were $1,434,000, compared to $1,367,000 for the nine months ended September 30, 2014. The increase of $67,000 was primarily due to the increased lease operating expenses in the current period related to the Acquired Assets.

Exploration Expense. For the nine months ended September 30, 2015, exploration expense was $693,000, compared to $1,213,000 for the nine months ended September 30, 2014. The decrease of $520,000 was primarily due to the purchase of seismic data and lease extension expense in the prior period.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2015, SG&A expenses were $5,673,000, compared to $6,207,000 for the nine months ended September 30, 2014. The decrease of $535,000 was primarily due to lower legal fees and accounting and other professional fees, partially offset by higher stock compensation expense.  The components of SG&A expense are summarized below (amounts in thousands):

	For the Nine Months Ended
	Ended September 30,		Increase/
(in thousands)	2015	2014	(Decrease)
Payroll and related costs	$1,421	$1,305	$116
Stock compensation expense	3,150	2,710	440
Legal fees	192	564	(372)
Accounting and other professional fees	398	1,116	(718)
Insurance	70	69	1
Travel and entertainment	66	131	(65)
Office rent, communications and other	375	312	63
	$5,672	$6,207	$(535)

Impairment of Oil and Gas Properties.  For the nine months ended September 30, 2015, impairment of oil and gas properties was $1,337,000, compared to $354,000 for the nine months ended September 30, 2014. The $983,000 increase is due to the impairment of unproved leasehold property as a result of a change in drilling plans caused primarily by the recent significant oil and gas price declines in the current period.

Depreciation, Depletion and Amortization and Accretion. For the nine months ended September 30, 2015, DD&A costs were $3,379,000, compared to $753,000 for the nine months ended September 30, 2014. The $2,626,000 increase was primarily due to additional depletion from the Acquired Assets and from the 3 recently drilled Loomis wells in the current period.

Loss on Settlement of Payables. We had no loss on settlement of payables for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, the loss on settlement of payables was $39,000 related to the settlement of payables with our common stock.

Gain (Loss) on Sale of Oil and Gas Properties. For the nine months ended September 30, 2015, gain on sale of oil and gas properties was $275,000 related to the MIE Jurassic Energy Corporation (“MIEJ”) Settlement Agreement, compared to a loss on sale of oil and gas properties of $5,413,000 for the nine months ended September 30, 2014, primarily due to the sale to GGE of 50% of the Wattenberg Asset acquired from Continental during the prior period.

Gain (Loss) on Sale of Equity Investment. For the nine months ended September 30, 2015, gain on sale of equity investment was $566,000 related to the MIEJ Settlement Agreement, compared to a loss on sale of equity investment of $1,028,000 related to the sale of 50% of the Equity in MSL to GGE during the prior period.

Loss on Sale of Deposit for Business Acquisition. For the nine months ended September 30, 2014, loss on sale of deposit for business acquisition was $1,945,000 related to the sale of 50% of our rights to Asia Sixth to GGE. We had no loss on sale of deposit for business acquisition for the nine months ended September 30, 2015.

Gain (Loss) from Equity Method Investments. For the nine months ended September 30, 2015, we had a loss from equity method investments of $91,000 compared to a loss from equity method investments of $463,000 for the nine months ended September 30, 2014. The decrease in loss of $372,000 is primarily due to the decreased production in our Condor investment in the current period.

Other Income (Expense). For the nine months ended September 30, 2015, other expense was $7,913,000, compared to $7,747,000 for the nine months ended September 30, 2014. The increase in other expense of $166,000 was primarily due to increased interest expense of $3,391,000 primarily due to the financing costs related to the acquisition of certain properties in the Wattenberg and Wattenberg extension of the D-J Basin and the Acquired Assets, mostly offset by the gain on debt extinguishment of $2,192,000 related to the MIEJ Settlement Agreement.

Net Loss Attributable to PEDEVCO Common Stockholders. For the nine months ended September 30, 2015, net loss attributable to PEDEVCO common stockholders was $15,081,000, compared to a net loss attributable to PEDEVCO common stockholders of $22,169,000 for the nine months ended September 30, 2014. The decrease in net loss of $7,088,000 was primarily due to the reasons described above.

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

In addition, the Company is currently working with Dome Energy to prepare a projected drilling and completion schedule and budget assuming the Company's acquisition of Dome US is consummated, for which we anticipate the 2015-2016 program will provide for the drilling of approximately 10 gross (8.4 net) long lateral wells at an estimated capital cost to the Company of approximately $48.7 million, or approximately $50.4 million including lease renewals.  We plan to utilize a new debt facility currently being negotiated by Dome US (assuming we complete the Exchange), cash on hand, proceeds from future equity offerings, internally generated cash flow, and future debt financings to fund this expanded 2015-2016 capital expenditure program in order to achieve our plans following the consummation of the planned acquisition of Dome US.  In the event the Company does not consummate the acquisition of Dome US, we plan to minimize our 2015 capital expenditures and retain our net revenue interests by arranging alternative financing independently or  forming a drilling partnership or alternatively, to seek out another combination transaction as an alternative to the Exchange.  Other than approximately $127,000 spent for lease renewals in certain of our core Wattenberg acreage, the Company has not spent any of the planned capital expenditures described above in connection with its drilling program during the nine months ended September 30, 2015.

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

We received $29,325,000 before expenses in connection with the sale of the Initial Notes after paying the Investors an original issue discount in connection with the sale of the Initial Notes of $1,725,000 (5% of the balance of the Initial Notes); and an underwriting fee of $3,450,000 (10% of the balance of the Initial Notes). In connection with the Note Purchase, we also reimbursed approximately $190,000 of the legal fees and expenses of the Investors’ counsel, and paid $1,742,000 to Casimir Capital LP (“Casimir”), our investment banker in the transaction, leaving a net of approximately $27,393,000 which was received by us on March 7, 2014.

From time to time, subject to the terms and conditions of the Note Purchase (including the requirement that we have deposited funds in an aggregate amount of any additional requested loan into a segregated bank account (the “Company Deposits”)), and prior to the Maturity Date (defined below), we have the right to request additional loans (to be evidenced by notes with substantially similar terms as the Initial Notes, the “Subsequent Notes”, and together with the Initial Notes, the “Notes”) from RJC, currently up to an additional $13.5 million in total or an aggregate of $50 million together with the Initial Notes.  We are required to pay original issue discounts in the amount of 5% of the funds borrowed, underwriting fees in the amount of 10% of the amount of the funds borrowed, reimburse certain of the legal fees of RJC’s counsel, and pay applicable fees to Casimir representing 5% of any funds borrowed, in connection with funds borrowed under any Subsequent Notes.  Funds borrowed under any Subsequent Notes are only eligible to be used by us, together with Company Deposits, for approved AFEs issued for a well or wells to be drilled and completed on any properties acquired in connection with the Continental Acquisition or owed by us in connection with our former Mississippian asset.  The total aggregate amount of any Subsequent Notes cannot exceed $15.5 million and in the event we drill a dry hole, we are prohibited from using the proceeds from the sale of any Subsequent Notes, without the consent of RJC.   The availability of additional borrowings under the senior debt facility is subject to the Company providing matching funds for all amounts borrowed.

In addition, during the year ended December 31, 2014, the Company borrowed $1,967,000 for drilling activities. There were no borrowings during the nine months ended September 30, 2015. As of September 30, 2015 there was approximately $13.5 million available to draw under the facility. The Notes are due and payable on March 7, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time.

As additional consideration for the Note Purchase transaction and for GGE agreeing to purchase the Subsequent Notes, GGE acquired ownership of 50% of all of our oil and gas assets and properties acquired in connection with the Continental Acquisition, rights to 50% of the oil and gas assets and properties which we had the right to acquire in Kazakhstan (as described in greater detail in Note 6 to the unaudited consolidated financial statements included in “Part I – Financial Information” – “Item 1. Financial Statement”, of this report), and effective ownership of 50% of our former Mississippian asset.

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

On April 24, 2015, certain of the Investors in our Initial Notes agreed to defer certain mandatory principal repayments and interest payments that would otherwise be payable in the months of May and June 2015, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the Initial Notes.  The aggregate principal and interest that was deferred was approximately $354,000, which amount has been added to the principal due under the Initial Notes as of July 31, 2015 and is due upon maturity ($320,000 of which was expensed as additional interest expense).  The Company was also charged an additional deferral fee of $354,000, the amount of the principal and interest deferred under this agreement, which was added to the principal and due upon maturity.  As consideration for the deferral, on September 10, 2015, the Company issued warrants exercisable for an aggregate of 349,111 shares of our common stock to the Investors participating in the deferral.  Each warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $1.50 per share. The fair value of these warrants of approximately $40,000 was recorded as additional deferred financing costs.

On August 28, 2015, the Company entered into agreements with the holders of the Senior Notes to (i) defer until the maturity date of the Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, (ii) HEARTLAND Bank agreed to change the frequency of payment of accrued interest and mandatory principal repayments from monthly to semi-annually, with the next interest payment due February 1, 2016 and the next mandatory principal repayment due August 3, 2016, and with the Company agreeing to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund which the Company shall pay to HEARTLAND Bank every six months when due and owing, (iii) RJC agreed to defer all interest payments otherwise due and payable by the Company to RJC during the period commencing on August 1, 2015 through January 31, 2016 (the “Waiver Period”), which deferred interest is added to principal each month during the Waiver Period, (iv) certain other holders agreed to (a) defer until the maturity date of their Senior Notes 12/17ths of the interest payments that would otherwise be due and payable by the Company to them on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, and (b) have the Company pay in cash 5/17ths of such interest payments per month, with all deferred interest being added to principal each month until the maturity date of the Senior Notes, and (v) SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub and RJC agreed to increase the interest rate under their Senior Notes from 15% to 17% per annum on all outstanding principal under their Senior Notes during the Waiver Period.  These deferrals agreed upon with our Investors (the “August-January Deferrals”) will reduce the Company’s monthly cash interest payments and mandatory principal repayments from approximately $600,000 per month prior to these agreements, to approximately $100,000 per month during the Waiver Period after giving effect to the changes agreed upon under these agreements, thereby providing the Company with an estimated $500,000 per month in reduced cash flow requirements during the Waiver Period.

In the event the Company does not consummate either the Reorganization Agreement with Dome Energy, or an alternate transaction approved by the Note Holders in their sole discretion on or before February 1, 2016, unless the Company resumes full and prompt payment when due of all interest and principal repayments as required pursuant to all debt commencing on February 1, 2016, then the Company agreed that it would cooperate in exploring opportunities to repay all debt in full as soon as possible after such date.

Assumption of Subordinated Note Payable

The Company assumed approximately $8.35 million under a subordinated note payable from GGE in connection with the acquisition of the Acquired Assets, which amount is outstanding as of September 30, 2015.  The lender under the subordinated note payable is RJC, which is one of the lenders under the Secured Promissory Notes and is an affiliate of GGE.  The note is due and payable on December 31, 2017, and bears interest at a rate of 12% per annum (24% upon an event of default).  The accrued interest is payable on a monthly basis in cash.  The assumed note payable is subordinate and subject to the terms and conditions of the Secured Promissory Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000.  Should the Company repay the Secured Promissory Notes or replace them with a secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

On April 24, 2015, RJC agreed to defer all mandatory principal repayments and interest payments that would otherwise be payable by us to RJC in the months of May and June 2015 under the subordinated note, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the subordinated note.  The aggregate principal and interest that was deferred was approximately $170,000, which amount has been capitalized and added to the principal due under the subordinated note effective July 31, 2015 and due upon maturity.  As consideration for the deferral, we granted warrants exercisable for an aggregate of 113,237 shares of our common stock to RJC (which are included in the aggregate total of 349,111 shares issuable upon exercise of warrants issued to the Investors as described above under “Secured Debt Funding”).  The warrant has a 3 year term and will be exercisable on a cashless basis at an exercise price of $1.50 per share.

On August 28, 2015, the Company entered into agreements with RJC pursuant to which (i) RJC agreed to defer until the maturity date of the subordinated note the mandatory principal payments that would otherwise be due and payable by the Company on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, and (ii) RJC agreed to defer all interest payments otherwise due and payable by the Company to RJC under the subordinated note during the period during the Waiver Period, which deferred interest is capitalized monthly during the Waiver Period.  As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, the Company issued to RJC warrants exercisable on a cash-only basis for an aggregate of 265,241 shares (which are included in the aggregate total of 1,201,004 shares issuable upon exercise of warrants issued to the Investors as described above under “Secured Debt Funding”).  The warrants have a three year term and are exercisable on a cash-only basis at a price of $0.75 per share.  In addition, in the event the aggregate total of principal and interest deferred by all Investors in connection with the August 2015 through January 2016 deferrals exceeds $900,000 over the Waiver Period as described above under “Senior Debt Funding”, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, the Company will proportionately grant additional warrants such that the total aggregate number of shares of Company common stock exercisable under all warrants granted to the Investors will equal (x) the total principal and interest deferred by such Investors divided by (y) $0.75.

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

Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, the description of which MIEJ Note below takes into account the amendments to such MIEJ Note) with MIEJ, with an effective date of November 1, 2012. The MIEJ Note converted amounts previously advanced by MIEJ to PEDCO in the amount of $2.17 million to fund operations in the D-J Basin Asset through November 1, 2012, as well as an additional $2 million loaned by MIEJ to PEDCO under the MIEJ Note on February 14, 2013 and $2 million loaned by MIEJ to PEDCO under the MIEJ Note on March 25, 2013, for a total current principal and interest amount outstanding under the MIEJ Note of $6.17 million and $1,203,000, respectively, as of December 31, 2014.

Furthermore, as previously discussed in February 2015, the Company and PEDCO entered into the MIEJ Settlement Agreement with MIEJ. As part of the MIEJ Settlement Agreement, we entered into the New MIEJ Note, which replaced the original MIEJ Note, in the principal amount of $4.925 million. As of September 30, 2015, the amount outstanding under the New MIEJ Note was $4,925,000.

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

The Amended Notes amended the bridge notes to allow the holders thereof the right to convert up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each bridge note outstanding as of the entry into the Amended Notes and only up to four (4) total conversions of not less than 25% each); the additional payment-in-kind cash amount equal to 10% of the principal amount of each holder’s bridge note which was deferred pursuant to the First Amendment; and all accrued and unpaid interest under each bridge note (collectively, the “Conversion Amount”) into our common stock.  Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

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

Through the date hereof, holders of $1,900,000 of the original principal amount of the Amended Notes have exercised their option to convert a portion or all of their Amended Notes into common stock of the Company.  We issued an aggregate of 1,618,026 shares of common stock of the Company to holders of the Amended Notes upon conversion of an aggregate of $2,221,000 in principal, accrued interest, and payment-in-kind outstanding under their Amended Notes (the “Note Conversions”), according to the terms of the Amended Notes.  Following the Note Conversions, an aggregate principal amount of $475,000 of the original $4 million principal amount of the bridge notes remains issued and outstanding, plus accrued interest of $102,000 and additional PIK of $48,000, which is convertible into common stock of the Company pursuant to the terms of the Amended Notes.

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

Financial Summary

We had total current assets of $5.2 million as of September 30, 2015, including cash of $1.4 million, compared to total current assets of $9.6 million as of December 31, 2014, including a cash balance of $6.7 million.

We had total assets of $69.2 million as of September 30, 2015 compared to $41.7 million as of December 31, 2014. Included in total assets as of September 30, 2015 and December 31, 2014, were $62.4 million and $19.9 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $2.2 million, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $48.4 million as of September 30, 2015, including current liabilities of $8.8 million, compared to total liabilities of $43.2 million as of December 31, 2014, including current liabilities of $20.3 million.

We had negative working capital of $3.7 million, total shareholders’ equity of $20.8 million and a total accumulated deficit of $75.9 million as of September 30, 2015, compared to negative working capital of $10.7 million, total shareholders’ deficit of $1.4 million and a total accumulated deficit of $60.8 million as of December 31, 2014.

Cash Flows From Operating Activities. We had net cash used in operating activities of $7.5 million for the nine months ended September 30, 2015. This change as compared to the prior period was primarily comprised of changes in working capital items.

Cash Flows From Investing Activities. We had net cash provided by investing activities of $357,000 for the nine months ended September 30, 2015. This change as compared to the prior period was primarily a result of the Continental Acquisition in the prior period.

Cash Flows From Financing Activities. We had net cash provided by financing activities of $1.8 million for the nine months ended September 30, 2015, which was a decrease of $17.6 million as compared to the prior year period. This change was primarily a result of the proceeds received from notes payable and the issuance of common stock in the prior period.

Recent Accounting Pronouncements

During the period ended September 30, 2015, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

As described above, we are party to an Agreement and Plan of Reorganization with Dome AB relating to the acquisition by us of the outstanding securities of Dome US.  We anticipate the consideration exchanged with Dome AB for the securities of Dome US will be approximately 153 million shares of the Company’s common stock, representing approximately 64% of the Company’s total issued and outstanding shares of capital stock on an as-converted basis (assuming the Series A Preferred is converted into common stock, and excluding a total of 25,000 shares of Series A Preferred Stock issued to GGE which may be redeemed by us under certain circumstances).  As such, in the event the contemplated acquisition closes, the issuance of the common stock consideration to Dome AB will result in immediate and substantial dilution to the interests of our then stockholders and result in a change of control of the Company.

The Reorganization Agreement limits our ability to pursue alternatives to the Exchange.

The Reorganization Agreement contains provisions that could adversely impact competing proposals to acquire us. These provisions include the prohibition on us generally from soliciting any acquisition proposal or offer for a competing transaction and the requirement that we pay a termination fee of approximately $1.0 million in cash if the Reorganization Agreement is terminated in specified circumstances in connection with an alternative transaction. In addition, even if our board of directors determines that a competing proposal to acquire us is superior, we may not exercise our right to terminate the Reorganization Agreement unless we notify Dome US of our intention to do so and give Dome US at least five business days to propose revisions to the terms of the Reorganization Agreement or to make another proposal in response to the competing proposal. Dome US required us to agree to these provisions as a condition to Dome US’s willingness to enter into the Reorganization Agreement. These provisions, however, might discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed Exchange consideration. Furthermore, the termination fee may result in a potential competing acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. Notwithstanding the above, due to the failure of Dome US to comply with certain required delivery deadlines, the Company can currently terminate the Reorganization Agreement at any time without penalty.

The Reorganization Agreement and related voting agreements contain provisions that may discourage other companies from trying to combine with us on more favorable terms while the Exchange is pending.

The Reorganization Agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the Exchange. These provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions after such time as we have received all of Dome Energy’s required financial statements and disclosure schedules, which have not been received to date. Moreover, certain of our stockholders have entered into voting agreements to vote in favor of the Exchange and not to support any other Exchange proposal by a third party.

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

The Reorganization Agreement is subject to a number of conditions which must be fulfilled in order to complete the Exchange. Those conditions include: approval of the Reorganization Agreement by Company stockholders, receipt of requisite regulatory approvals, absence of orders prohibiting completion of the Exchange, effectiveness of the registration, approval of the shares of our common stock to be issued to Dome AB for listing on the NYSE MKT (as well as the listing of the combined company common stock on the NYSE MKT), the continued accuracy of the representations and warranties by both parties (subject to applicable materiality qualifiers) and the performance by both parties, in all material respects, of their covenants and agreements. These conditions to the closing of the Exchange may not be fulfilled and, accordingly, the Exchange may not be completed. In addition, if the Exchange is not completed by November 19, 2015, either we or Dome US may choose not to proceed with the Exchange, and the parties can mutually decide to terminate the Reorganization Agreement at any time, before or after stockholder approval. In addition, we or Dome US may elect to terminate the Reorganization Agreement in certain other circumstances. Notwithstanding the above, due to the failure of Dome US to comply with certain required delivery deadlines, the Company can currently terminate the Reorganization Agreement at any time without penalty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2015, the Company granted a warrant exercisable for an aggregate of 100,000 shares of common stock valued at $18,000 to an investor relations firm as sole consideration for its future services.  The warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $0.44 per share with respect to 50% of the shares issuable thereunder following the date of grant and with respect to the balance 50% of the shares issuable thereunder on or after October 1, 2015.

On September 10, 2015, the Company issued 390,000 shares of common stock to a financial and professional relations advisor as partial compensation for consulting services.

On October 7, 2015, the Company issued 214,286 shares of restricted common stock under the Company’s 2012 Equity Incentive Plan to each of Mr. David C. Crikelair, Ms. Elizabeth P. Smith, and Mr. David Z. Steinberg, the Company’s independent directors, as annual equity compensation grants made in accordance with the Company’s Board of Director’s Compensation Plan.   100% of the shares issued to Mr. Crikelair and Ms. Smith will become vested and nonforfeitable on September 10, 2016, and 100% of the shares issued to Mr. Steinberg will become vested and nonforfeitable on July 15, 2016 , for so long as the holder remains a director, employee of, or consultant to the Company.

On September 10, 2015, as consideration for certain principal and interest payment deferrals under our senior notes and RJC subordinated note as further described under “Part I – Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Warrant Issuances Related to Loan Payment Deferrals” above, we granted (i) warrants exercisable for an aggregate of 349,111 shares of our common stock to certain lenders participating in the deferral, each of which has a 3 year term and is exercisable on a cashless basis at an exercise price of $1.50 per share (which if fully exercised (notwithstanding the cashless exercise rights) would result in an aggregate of 349,111 shares of common stock being issued to the holders thereof), and (ii) warrants exercisable on a cash-only basis for an aggregate of 1,201,004 shares to certain lenders participating in the deferral (which if fully exercised would result in an aggregate of 1,201,004 shares of common stock being issued to the holders thereof), each of which has a three year term and is exercisable on a cash-only basis at a price of $0.75 per share.

These issuances and grants described above which constituted “offers” and/or “sales” of securities, were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and each recipient (a) was an “accredited investor”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; and/or (c) was a non-U.S. person.

Additionally, on October 7, 2015, the Company issued 214,286 shares of restricted common stock under the Company’s 2012 Equity Incentive Plan to each of Mr. David C. Crikelair, Ms. Elizabeth P. Smith, and Mr. David Z. Steinberg, the Company’s independent directors, as annual equity compensation grants made in accordance with the Company’s Board of Director’s Compensation Plan.   100% of the shares issued to Mr. Crikelair and Ms. Smith will become vested and non-forfeitable on September 10, 2016, and 100% of the shares issued to Mr. Steinberg will become vested and non-forfeitable on July 15, 2016 , for so long as the holder remains a director, employee of, or consultant to the Company.  The shares of common stock issuable under the Company’s 2012 Equity Incentive Plan, as amended, have been registered under the Act on various Form S-8 registration statements which have been declared effective by the Securities and Exchange Commission.

Use of Proceeds From Sale of Registered Securities

None.

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

PEDEVCO Corp.

November 13, 2015	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 13, 2015	By:	/s/ Michael L. Peterson
Michael L. Peterson
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed With This Quarterly Report on Form 10-Q	Form	Exhibit	Filing Date/Period End Date	File Number
1.1	Underwriting Agreement, dated May 13, 2015, by and between PEDEVCO Corp. and National Securities Corporation		8-K	1.1	5/13/2015	001-35922

2.1+	Agreement and Plan of Reorganization dated as of May 21, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	5/26/2015	001-35922

2.2+	Amendment No. 1 to Agreement and Plan of Reorganization dated as of July 15, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	7/20/2015	001-35922

2.3+	Amendment No. 2 to Agreement and Plan of Reorganization dated as of August 28, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	9/1/2015	001-35922

10.1	Voting Agreement dated as of May 21, 2015, by and among Dome Energy AB, Dome Energy, Inc., and Frank C. Ingriselli; Michael L. Peterson; Clark R. Moore and Golden Globe Energy (US), LLC		8-K	10.1	5/26/2015	001-35922

10.2	Voting Agreement dated as of May 21, 2015 by and among Dome Energy AB, Dome Energy, Inc., andBrightening Lives Foundation, Inc.		8-K	10.2	5/26/2015	001-35922

10.3	Voting Agreement dated as of May 13, 2015 by and among PEDEVCO Corp., Bustein AS and Range Ventures LLC		8-K	10.3	5/26/2015	001-35922

10.4	Form of Executive Vesting Agreement dated May 21, 2015		8-K	10.4	5/26/2015	001-35922

10.5	Amended and Restated 2012 Equity Incentive Plan		8-K	10.1	10/13/15	001-35922

10.6	Letter Agreement, dated August 28, 2015, by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC		8-K	10.1	9/1/2015	001-35922

10.7	Letter Agreement, dated August 28, 2015, by and among PEDEVCO Corp. and HEARTLAND Bank		8-K	10.2	9/1/2015	001-35922

10.8	Form of Common Stock Warrant (April 24, 2015 Lender Amendment)	X

10.9	Form of Common Stock Warrant (August 28, 2015 Lender Amendment)		8-K	10.3	9/1/2015	001-35922

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

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