Form 10-K
period 2015-12-31
PEDEVCO CORP
filed 2016-03-29
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 based upon the closing price reported on such date was approximately $16,171,000. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2015, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 25, 2016, 46,986,497 shares of the registrant’s common stock, $0.001 par value per share, were outstanding

Forward Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS,” "PROJECTS," "ESTIMATES,” "PLANS," "MAY INCREASE," "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2015. AS USED HEREIN, THE “COMPANY,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO PEDEVCO CORP. (D/B/A PACIFIC ENERGY DEVELOPMENT), WHICH WAS KNOWN AS BLAST ENERGY SERVICES, INC. UNTIL JULY 30, 2012, AND ITS WHOLLY-OWNED AND PARTIALLY-OWNED SUBSIDIARIES, BLAST AFJ, INC. PACIFIC ENERGY DEVELOPMENT CORP., CONDOR ENERGY TECHNOLOGY LLC (UNTIL DIVESTED EFFECTIVE JANUARY 1, 2015), WHITE HAWK PETROLEUM, LLC, PACIFIC ENERGY TECHNOLOGY SERVICES, LLC, PACIFIC ENERGY & RARE EARTH LIMITED, BLACKHAWK ENERGY LIMITED, RED HAWK PETROLEUM, LLC, AND PACIFIC ENERGY DEVELOPMENT MSL LLC, WHITE HAWK ENERGY, LLC, AND PEDEVCO ACQUISITION SUBSIDIARY, INC., UNLESS OTHERWISE STATED.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	planned combination transaction with GOM Holdings, LLC;
●	estimated future reserves and the present value of such reserves; and plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” on page 26, and readers are encouraged to review that section.

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

Business Operations

Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand.  As of December 31, 2015, we held approximately 16,158 net D-J Basin acres located in Weld and Morgan Counties, Colorado through our wholly-owned subsidiary Red Hawk Petroleum, LLC (“Red Hawk”), which acreage is located in the Wattenberg and Wattenberg Extension areas of the D-J Basin, which we refer to as our “D-J Basin Asset.” As of December 31, 2015, we hold interests in 53 gross (15.6 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 17 gross (3.1 net) wells are non-operated, and 22 wells have an after-payout interest. The Company currently produces approximately 357 gross (287 net) barrels of oil equivalent per day (“Boepd”) from our D-J Basin Asset.

In February 2015, the Company sold to MIE Jurassic Energy Corp. (“MIEJ”), its then 80% partner in Condor Energy Technology LLC (“Condor”), the Company's (i) 20% interest in Condor, and (ii) approximately 972 net acres and interests in three wells located in the Company’s legacy, non-core Niobrara acreage located in Weld County, Colorado, that were directly held by the Company in Condor-operated wells. The assets sold included working interests in five Condor-operated wells that produced approximately 26 barrels of oil per day, net to the Company's interest, as of February 2015, as well as approximately 2,300 net acres to the Company's interest in non-core Niobrara areas. The Company and MIEJ also agreed to aggregate and restructure all liabilities owed by the Company to MIEJ and Condor, reducing our debt outstanding with MIEJ and Condor from approximately $9.4 million to $4.925 million, revising and extending the terms of the outstanding debt due to MIEJ, and reducing our senior debt by $500,000 through MIEJ’s direct repayment of principal due to our senior lenders. See greater details regarding this transaction below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note.”

Also in February 2015, we expanded our D-J Basin position through the acquisition of additional acreage from Golden Globe Energy (US), LLC (“GGE”), which acquisition we refer to as the GGE Acquisition, which included approximately 12,977 additional net acres in the D-J Basin located almost entirely within Weld County, Colorado, including acreage located in the prolific Wattenberg core area, and interests in 53 gross wells with an estimated then-current net daily production of approximately 500 Boepd as of February 7, 2015. The majority of these assets were originally conveyed to GGE’s predecessor-in-interest, RJ Resources Corp., by us in March 2014 in connection with our acquisition of substantially all of the acreage, well interests and operations of Continental Resources, Inc. located in the D-J Basin (the “Continental Acquisition”), and are now included in our D-J Basin Asset.  As partial consideration paid by the Company to GGE in the GGE Acquisition, the Company provided GGE with a one-year option to acquire all of the Company’s interests in Caspian Energy Inc., an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange that holds exploration and production assets in Kazakhstan (“Caspian Energy”), comprised of 23,182,880 shares of common stock of Caspian Energy, for an option exercise price of $100,000.  The option provided to GGE was not exercised and has expired.

 In May 2015, the Company entered into an Agreement and Plan of Reorganization (as amended to date, the “Reorganization Agreement”) with PEDEVCO Acquisition Subsidiary, Inc., a newly formed wholly-owned subsidiary of the Company (“Exchange Sub”), Dome Energy AB (“Dome AB”), and Dome Energy, Inc. a wholly-owned subsidiary of Dome AB (“Dome US”, and collectively with Dome AB, “Dome Energy”), which contemplated the Company’s acquisition of all of Dome Energy’s U.S. oil and gas assets in exchange for capital stock of the Company.  On December 29, 2015, the Company and Dome Energy mutually agreed to terminate the Reorganization Agreement due to the continued downturn in oil prices and the challenging market environment. The Company has no further obligations or termination liabilities due or owing to Dome Energy as a result of the mutual termination.

Immediately following the termination of the Reorganization Agreement, on December 29, 2015, the Company entered into an Agreement and Plan of Reorganization (as amended to date, the “GOM Merger Agreement”) with White Hawk Energy, LLC (“White Hawk”) and GOM Holdings, LLC (“GOM”), a Delaware limited liability company. The GOM Merger Agreement provides for the Company’s acquisition of GOM through an exchange of certain of the shares of the Company’s common and preferred stock (the “Consideration Shares”), as described in greater detail in the Notes, for 100% of the limited liability company membership units of GOM (the “GOM Units”), with the GOM Units being received by White Hawk and GOM receiving the Consideration Shares, as described in greater detail in the Notes from the Company (the “GOM Merger”). On February 29, 2016, the parties entered into an amendment to the GOM Merger Agreement, which amended the merger agreement in order to provide GOM additional time to meet certain closing conditions contemplated by the GOM Merger Agreement.  The parties entered into the Amendment to extend the deadline for closing the merger and the date after which either party could terminate the GOM Merger Agreement if the merger had not yet been consummated, from February 29, 2016 to no later than April 15, 2016.

We have listed below the total production volumes and total revenue, net to the Company, for the years ended December 31, 2015, 2014 and 2013 attributable to our D-J Basin Asset, including the calculated production volumes and revenues for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis.

	For the Years Ended December 31,
	2015	2014(1)	2013(1)
Oil:
Total Production (Bbls)	117,365	57,753	16,065
Average sales price (per Bbl)	$41.13	$80.06	$90.30
Natural Gas:
Total Production (Mcf)	343,967	94,981	13,560
Average sales price (per Mcf)	$1.54	$5.42	$5.95
Oil Equivalents:
Total Production (Boe) (2)	174,693	73,583	18,325
Average Daily Production (Boe/d)	479	202	50
Average Production Costs (per Boe)(3)	$6.63	$15.78	$27.36
_________________________

(1)	Amounts reflect results for continuing operations and exclude results for discontinued operations related to non-core North Sugar Valley located in Matagorda County, Texas and White Hawk Petroleum, LLC assets located in McMullen County, Texas, sold or held for sale as of December 31, 2014 and 2013.
(2)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.
(3)	Excludes ad valorem and severance taxes. Represents lease operating expense per Boe using total production volumes of 174,693 Boe, 73,583 Boe, and 18,325 Boe for 2015, 2014 and 2013, respectively.

Business Strategy

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado.  Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next 12 calendar months will be focused on the development of our D-J Basin Asset.  We plan to deploy approximately $35.6 million in capital expenditures in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 8.5 net wells in our D-J Basin Asset for the period from January 2016 to December 2016.  We plan to fund our operations and business plan by utilizing projected cash flow from operations, the approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”) available under our current senior debt facility, a $25 million debt facility we are seeking to close in April or May 2016, our cash on hand and proceeds from future potential debt and/or equity financings, which may include drilling partnerships. The availability of additional borrowings under the senior debt facility is subject to the Company providing matching funds for all amounts borrowed, which additional borrowed funds may only be used to fund development costs.

During 2015, the Company has focused on growth opportunities, while addressing the expected liquidity requirements arising from a significant decrease in oil and gas prices.  The Company had the following significant events:

●	Acquired oil and gas assets from GGE, which increased the value of our assets by approximately $45,000,000, and our debt obligations by approximately $9,000,000, essentially doubling our proved reserves and net acreage held. In connection with the acquisition, we issued 3,375,000 shares of restricted common stock and 66,625 shares of Series A Convertible Preferred Stock, which are convertible on a 1,000:1 basis into common stock subject to a 9.9% ownership limitation.

●	Sold our ownership in Condor and working interests in the related oil and gas assets to MIEJ, recognizing a gain of approximately $275,000 and a net reduction in debt of approximately $2,000,000.

●	Entered into an agreement to merge with GOM, which, if consummated, is expected to result in significant additional proved reserves production, and provide greater resources to raise capital.

●	Restructured various debt obligations, to subordinate and defer until note maturity, approximately $4.5 million of principal and interest payments until April 2016, reducing current total cash pay requirements under the notes by approximately $500,000 to zero per month. In connection with the deferral, we issued 3 year warrants to purchase 1.55 million shares of common stock at exercise prices ranging from $0.75 to $1.50 per share.

●	Implemented general and administrative cost savings strategies (excluding non-cash items) which resulted in reducing annual G&A costs approximately $1,000,000 due to reduced legal fees and lower professional fees.

Management is continually reviewing the recoverability of its oil and gas assets given the reduction of crude oil and natural gas prices during the year.  Over the course of the year, we have identified acreage that we believe has a low probability of development in the near future and have not renewed such leases where appropriate and impaired the values as necessary.  We believe that a significant portion of the effects of lower crude oil prices are now being offset by the continuing reduction of drilling and completion, collection, selling and LOE costs.  We believe the leases we currently plan to develop in our 2016 development plan continue to be economic due to our estimates of total recoverable reserves, expected production rates and the continued reduction in development and operational costs through this year.  The recoverability of our oil and gas assets is dependent on our ability to secure sufficient funds to develop our properties.    If we are unable to have access to our credit facilities or alternative financing transactions, and crude oil prices stay at their current prices or go lower or if the new development and operational costs do not hold or such costs return to higher levels, Company management may deem it appropriate in the future to impair certain of our oil and gas properties in the event we determine we will not be able to fully develop our drilling program.

The following chart reflects our current organizational structure:

  *Represents percentage of total voting power based on 46,986,497 shares of common stock and 66,625 shares of Series A Convertible Preferred Stock outstanding as of March 25, 2016, with beneficial ownership calculated in accordance with Rule 13d-3 under the Exchange Act.  See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Competitive Strengths

We believe we are well positioned to successfully execute our business strategies and achieve our business objectives because of the following competitive strengths:

Management. We have assembled a management team at our Company with extensive experience in the fields of international and domestic business development, petroleum engineering, geology, petroleum field development and production, petroleum operations and finance. Several members of the team developed and ran what we believe were successful energy ventures that were commercialized at Texaco, Erin Energy Inc. (formerly CAMAC Energy Inc.), and Rosetta Resources. We believe that our management team is highly qualified to identify, acquire and exploit energy resources in the U.S. and abroad.

Our management team is headed by our Chairman and Chief Executive Officer, Frank C. Ingriselli, an international oil and gas industry veteran with over 37 years of experience in the energy industry, including as the President of Texaco International Operations Inc., President and Chief Executive Officer of Timan Pechora Company, President of Texaco Technology Ventures, and President, Chief Executive Officer and founder of Erin Energy Inc. (formerly CAMAC Energy Inc.).  Our management team also includes President and Chief Financial Officer, Michael L. Peterson, who brings extensive experience in the energy, corporate finance and securities sectors, including as a Vice President of Goldman Sachs & Co., Chairman and Chief Executive Officer of Nevo Energy, Inc. (formerly Solargen Energy, Inc.), and a former director of Aemetis, Inc. (formerly AE Biofuels Inc.). In addition, our Executive Vice President and General Counsel, Clark R. Moore, has 10 years of energy industry experience, and formerly served as acting general counsel of Erin Energy Inc. (formerly CAMAC Energy Inc.).

Key Advisors. Our key advisors include South Texas Reservoir Alliance, LLC, which we refer to as STXRA, and other industry veterans. According to STXRA, the STXRA team has experience in drilling and completing horizontal wells, including over 100 horizontal wells with lengths exceeding 4,000 feet from 2010 to 2015, as well as experience in both slick water and hybrid multi-stage hydraulic fracturing technologies and in the operation of shale wells and fields. We believe that our relationship with STXRA, both directly and through our jointly-owned services company, Pacific Energy Technology Services, LLC, will supplement the core competencies of our management team and provide us with petroleum and reservoir engineering, petrophysical, and operational competencies that will help us to evaluate, acquire, develop, and operate petroleum resources into the future.

Significant acreage positions and drilling potential. We have accumulated interests in a total of approximately 16,158 net acres in our core D-J Basin Asset operating area, which we believe represents a significant unconventional resource play. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we conservatively estimate there could be up to 202 potential gross drilling locations in our D-J Basin Asset acreage, on which we anticipate drilling and completing, and participating in the drilling and completion of, and/or acquiring approximately 16 additional total wells (equivalent to approximately 8.5 net wells to us) in our D-J Basin Asset through the end of 2016, leaving us a substantial drilling inventory for future years.

Marketing

The prices we receive for our oil and natural gas production fluctuate widely. The recent collapse in oil prices is among the most severe on record. The daily NYMEX WTI oil spot price went from a high of $107.62 per Bbl in 2014 to low of $34.73 per Bbl in 2015. The drop in crude oil pricing is due in large part to increased production levels, crude oil inventories and recessed global economic growth. Oil prices are also impacted by real or perceived geopolitical risks in oil producing regions, the relative strength of the U.S. dollar, weather and the global economy. Gas prices have been under downward pressure during 2015 due to excess supply leading to higher levels of gas in storage when compared to the 5-year average. We expect that depressed oil prices will lead to cuts in the exploration and production budgets to reduce incremental oil supply, which should ultimately restore equilibrium to the world oil market and rebalance oil prices. Decreases in these commodity prices adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production occur from time to time due to downstream pipeline system failure, capacity issues and scheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations can curtail our production capabilities and ability to maintain a steady source of revenue for our company. In addition, demand for natural gas has historically been seasonal in nature, with peak demand and typically higher prices during the colder winter months. See “Risk Factors” below.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers. As a consequence, the prices we receive for crude oil move up and down in direct correlation with the oil market as it reacts to supply and demand factors. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

We are a party to a 12-month crude oil purchase contract with a third party buyer, pursuant to which the buyer purchases the crude oil produced from our 14 operated wells in our D-J Basin Asset, at a price per barrel equal to the average of the New York Mercantile Exchange’s (NYMEX) daily settle quoted price for Cushing/WTI for trade days only during a calendar month, applicable to product delivered during any such calendar month, less a per barrel differential of $4.75. The crude oil is purchased at the wellhead, and we do not bear any incremental transportation costs.

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

We endeavor to ensure that title to our properties is in accordance with standards generally accepted in the oil and natural gas industry. Some of our acreage may be obtained through farmout agreements, term assignments and other contractual arrangements with third parties, the terms of which often will require the drilling of wells or the undertaking of other exploratory or development activities in order to retain our interests in the acreage. Our title to these contractual interests will be contingent upon our satisfactory fulfillment of these obligations. Our properties are also subject to customary royalty interests, liens incident to financing arrangements, operating agreements, taxes and other burdens that we believe will not materially interfere with the use and operation of or affect the value of these properties. We intend to maintain our leasehold interests by making lease rental payments or by producing wells in paying quantities prior to expiration of various time periods to avoid lease termination.

Oil and Gas Properties

        We believe that the Wattenberg and Niobrara Shale plays represent among the most promising unconventional oil and natural gas plays in the U.S. We plan to continue to opportunistically seek additional acreage proximate to our currently held core acreage. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the period from January 2016 to December 2016 will be focused on the development of these formations. However, if the Company consummates its merger with GOM, the Company will work with GOM to prepare a projected drilling and completion schedule and budget, with the final schedule and budget anticipated to be disclosed by the Company if the GOM Merger is consummated and once they are available, which could impact our current 2016 drilling and completion plans.

Unless otherwise noted, the following table presents summary data for our leasehold acreage in our core D-J Basin Asset as of December 31, 2015 and our drilling capital budget with respect to this acreage from January 1, 2016 to December 31, 2016.  If commodity prices do not increase significantly, we may delay drilling activities. The ultimate amount of capital we will expend may fluctuate materially based on, among other things, market conditions, commodity prices, asset monetizations, the success of our drilling results as the year progresses, availability of capital and whether we consummate the GOM Merger.  In the event the GOM Merger is consummated, the Company plans to expand this development plan to incorporate development of assets held by GOM, with the final schedule and budget anticipated to be disclosed by the Company once they are available.

				Drilling Capital Budget January 1, 2016 - December 31, 2016
Current Core Assets:	Net Acres	Acre Spacing	Potential Gross -Drilling Locations (1)	Net Wells	Gross Costs per Well (2)	Capital Cost to the Company (2)
D-J Basin Asset	16,158	80	202
Long lateral				6.4	$4,700,000	$30,080,000
Short lateral				2.1	$2,600,000	$5,557,510
Total Assets	16,158		202	8.5		$35,637,510

(1)
Potential gross drilling locations are conservatively calculated using 80 acre spacing, and not taking into account additional wells that could be drilled as a result of forced pooling in the Niobrara. Colorado, where the D-J Basin Asset is located, which allows for forced pooling, and which may create more potential gross drilling locations than acre spacing alone would otherwise indicate.

(2)	Costs per well are gross costs while capital costs presented are net to the Company’s working interests.

D-J Basin Asset

We directly hold all of our interests in the D-J Basin Asset through our wholly-owned subsidiary, Red Hawk.  These interests are located in Weld County, Colorado.  Red Hawk is currently the operator of 14 gross (12.5 net) wells located in our D-J Basin Asset. Our D-J Basin Asset acreage is shown in the map below.

Non-Core Assets

We own 23,182,880 shares of common stock of Caspian Energy, a Canadian publicly-traded company, representing approximately 5% of its common stock.  Caspian Energy holds a 100% working interest in production and exploration licenses covering an approximate 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan.  As partial consideration paid by the Company to GGE in the GGE Acquisition, the Company provided GGE with a one-year option to acquire all of the Company’s interests in Caspian Energy for an option exercise price of $100,000.  The option provided to GGE was not exercised and has expired, resulting in the retention of the 5% ownership described above.

Strategic Alliances

Golden Globe

On March 7, 2014, in connection with the Continental Acquisition, we entered into a $50 million 3-year term debt facility (the “Senior Notes”) with various investors including RJ Credit LLC, a subsidiary of a New York-based investment management group with more than $1 billion in assets under management specializing in resource investments.  As part of the transaction, GGE (formerly Golden Globe Energy Corp.) (an affiliate of RJ Credit LLC) acquired an equal 13,995 net acre position in the assets we acquired from Continental (the “GGE Assets”), thereby making GGE an equal working interest partner with us in the development of these newly acquired assets, and allowing us to undertake a more aggressive drilling and development program.  On February 23, 2015, we completed the acquisition of the GGE Assets from GGE in the GGE Acquisition, thereby reunifying the assets we originally acquired in the Continental Acquisition, and we assumed approximately $8.35 million of junior subordinated debt from GGE that GGE incurred to develop the GGE Assets subsequent to GGE’s acquisition of them from us in March 2014 and owed to RJ Credit LLC.  GGE also currently holds approximately 9.9% of our issued and outstanding common stock, all of our issued and outstanding Series A Convertible Preferred Stock (which is convertible into 66.6 million shares of our common stock, subject to certain restrictions), and has the right to appoint two (2) designees to our Board of Directors, one of which must be an independent director as defined by applicable rules, and one of which directors, David Steinberg, was appointed to the Board of Directors in July 2015, as one GGE’s designees.

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

STXRA is a consulting firm specializing in the delivery of petroleum resource acquisition services and practical engineering solutions to clients engaged in the acquisition, exploration and development of petroleum resources. In April 2011, we entered into an agreement of joint cooperation with STXRA in an effort to identify suitable energy ventures for acquisition by us, with a focus on plays in shale oil and natural gas bearing regions in the United States. According to information provided by STXRA, the STXRA team has experience in their collective careers of drilling and completing horizontal wells, including over 100 horizontal wells with lengths exceeding 4,000 feet from 2010 to 2015, as well as experience in both slick water and hybrid multi-stage hydraulic fracturing technologies and in the operation of shale wells and fields. We believe that our relationship with STXRA, both directly and through our jointly-owned Pacific Energy Technology Services LLC services company, will supplement the core competencies of our management team and provide us with petroleum and reservoir engineering, petrophysical, and operational competencies that will help us to evaluate, acquire, develop and operate petroleum resources in the future.

Our Core Areas

The majority of our capital expenditure budget for the period from January 2016 to December 2016 will be focused on the development of our core oil and natural gas properties located in the D-J Basin Asset. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

D-J Basin Asset

As a result of the GGE Acquisition and the divestiture of legacy non-core Niobrara assets to MIEJ, as of December 31, 2015 we held 16,158 net acres in oil and natural gas properties related to our D-J Basin Asset. We currently own direct interests in 53 gross (15.6 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and currently producing, 17 gross (3.1net) wells are non-operated and 22 wells have an after-payout interest.

We plan to deploy approximately $35.6 million in capital expenditures in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 8.5 net wells in our D-J Basin Asset for the period from January 2016 to December 2016. We plan to utilize the approximately $23.9 million new drilling facility with the $13.5 million drilling facility provided by GGE, a $25 million debt facility we are seeking to close in April or May 2016, cash on hand, proceeds from future equity offerings, internally generated cash flow, and future debt financings to develop this asset.

Based on publicly available information and information we have received from our oilfield service vendors, average drilling and completion costs for wells in our core area have significantly dropped during 2015 from between $4.3 million and $8.3 million per well in late 2014 and early 2015 to between $2.5 million and $5.0 million per well currently, with these wells having average estimated ultimate recoveries, or EURs, of 300,000 to 850,000 Boe per well and initial 30-day average production of 450 to 850 Boe per day per well in our areas of expected 2016 drilling development. The costs incurred, EURs and initial production rates achieved by others may not be indicative of the well costs we will incur or the results we will achieve from our wells.

Our Non-Core Areas

As described above, we hold an approximate 5% interest in Caspian Energy, which holds a 100% working interest in production and exploration licenses covering an approximate 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan.  In connection with our GGE Acquisition, we provided GGE a one-year option to acquire our interest in Caspian Energy for $100,000, described in greater detail below under “Item 13. Certain Relationships and Related Transactions, and Director Independence– Golden Globe Energy (US), LLC.” The option provided to GGE was not exercised and has expired, resulting in the Company retaining its ownership of the 5% interest in Caspian Energy.

Recent Developments

Debt Restructuring

On April 24, 2015, certain of our investors under our senior secured promissory notes issued to Senior Health Insurance Company of Pennsylvania (as successor-in-interest to BRe BCLIC Primary), BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC (“RJC”) (the “PEDEVCO Senior Loan Investors”), and BAM Administrative Services LLC, as agent for the investors, and any related collateral documents (collectively, the “PEDEVCO Senior Loan”), agreed to defer certain mandatory principal repayments and interest payments that would otherwise be payable by us to them in the months of May and June 2015, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the PEDEVCO Senior Loan.  The aggregate principal and interest that was deferred was approximately $524,000, which amount has been capitalized and added to the principal due under the PEDEVCO Senior Loan as of July 31, 2015 and is due upon maturity.  The Company was also charged a one-time deferral fee of $354,000 which was added to the principal and due upon maturity. As consideration for the deferral, on September 10, 2015, we granted warrants exercisable for an aggregate of 349,111 shares of our common stock to the Senior Loan Investors with a fair value of approximately $40,000.  Each warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $1.50 per share.

Subject to amendment on January 29, 2016 and March 7, 2016, on August 28, 2015, the Company initially entered into agreements with the holders of the Senior Notes to (i) defer until the maturity date of the Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, (ii) HEARTLAND Bank agreed to change the frequency of payment of accrued interest and mandatory principal repayments from monthly to semi-annually, with the next interest payment due February 1, 2016 and the next mandatory principal repayment due August 3, 2016, and with the Company agreeing to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund which the Company shall pay to HEARTLAND Bank every six months when due and owing, (iii) RJC agreed to defer all interest payments otherwise due and payable by the Company to RJC during the period commencing on August 1, 2015 through January 31, 2016 (the “Waiver Period”), which deferred interest is added to principal each month during the Waiver Period, (iv) certain other owners agreed to (a) defer until the maturity date of their Senior Notes 12/17ths of the interest payments that would otherwise be due and payable by the Company to them on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016; and (b) have the Company pay in cash 5/17ths of such interest payments per month, with all deferred interest being added to principal each month until the maturity date of the Senior Notes, and (v) SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub and RJC increased the interest rate under their Senior Notes from 15% to 17% per annum on all outstanding principal under the Senior Notes during the Waiver Period.  These deferrals agreed upon with Investors (the “August-January Deferrals”) reduced the Company’s monthly cash interest payments and mandatory principal repayments from approximately $600,000 per month prior to these agreements, to approximately $100,000 per month during the Waiver Period after giving effect to the changes agreed upon under these agreements, thereby providing the Company with an estimated $500,000 per month in reduced cash flow requirements during the Waiver Period.

The purpose of these deferrals was to provide the Company with temporary relief from cash requirements to fully-focus and execute upon the contemplated merger with Dome, or another alternative transaction in the event the Company did not consummate the transaction with Dome.

As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, the Company issued warrants exercisable on a cash-only basis for an aggregate of 1,201,004 shares of common stock to certain of the deferring Investors, proportionately based on their individual principal with a fair value of approximately $120,000.  The warrants have a three year term and are exercisable on a cash-only basis at a price of $0.75 per share.  In addition, in the event the aggregate total of principal and interest deferred exceeds $900,000 over the Waiver Period, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, the Company agreed to proportionately grant additional warrants such that the total aggregate number of shares of Company common stock exercisable under all warrants granted shall equal (x) the total principal and interest deferred by such Investors divided by (y) $0.75, provided that such obligations have been extended as discussed below. The Company estimates that up to an aggregate of approximately $4.5 million in total interest and principal payments may be deferred pursuant to these agreements through March 2016, in which event warrants exercisable solely on a cash basis for approximately an additional 4.8 million shares of Company common stock at an exercise price of $0.75 per share will be granted pro rata to the Investors (other than to HEARTLAND Bank) in May 2016.  Through March 1, 2016, $4,051,000 of interest has been deferred.  As of December 31, 2015, the amount of deferred interest and deferred principal was $2,527,000 and $519,000, respectively.  The number of warrant shares to be issued as of December 31, 2015 is approximately 3.1 million. As the warrant value is minimal as of this date, no liability was accrued on the books.

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

On January 29, 2016, we entered into a Letter Agreement (the “Letter Agreement”) with the Investors and the Agent. The Letter Agreement extends by one (1) month, through February 29, 2016, the deferral of the payment of interest and principal due under the Notes (the “Deferral Extension”). The purpose of the Deferral Extension is to provide the Company with the financial resources and runaway it believes it needs to fully-focus upon and consummate the merger with GOM. Specifically, pursuant to the Letter Agreement, (i) all Investors agreed to further defer until the maturity date of their Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through February 29, 2016, (ii) HEARTLAND Bank agreed to change the next scheduled semi-annual interest payment due from February 1, 2016 to March 1, 2016 (with interest due and payable thereafter on a semi-annual basis) and to change the next mandatory principal repayment due date to September 3, 2016, and the Company agreed to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund which the Company shall pay to HEARTLAND Bank every six months when due and owing, and (iii) Senior Health Insurance Company of Pennsylvania (“SHIP”) (as successor-in-interest to BRe BCLIC Primary), BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC agreed to (a) defer until the maturity date of their Notes and the junior note held by RJC (the “RJC Junior Note”) all of the interest payments that would otherwise be due and payable by the Company to them in February 2016; (b) return the interest rate under each of their Notes to 15% per annum, and the interest rate under the RJC Junior Note to 12% cash pay per annum, effective January 31, 2016; and (c) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of March 1, 2016, subject to NYSE MKT additional listing approval.

In addition, on the Monday of each week commencing on February 1, 2016 and thereafter, the Company agreed to deliver to the Agent: (a) an accounts receivable and accounts payable listing as of the close of business of the preceding week; (b) collection reports for the preceding week; (c) a compliance report with respect to the Budget which includes a comparison of all categories in the Budget with actual levels of expenditures and revenues generated for the preceding week together with an explanation of all variances from the Budget; and (d) a listing of all the Company’s and its subsidiaries’ (collectively, the “PEDEVCO Group Companies”) checks outstanding as of the end of the preceding week. For purposes of the Letter Agreement, the term, “Budget” means the PEDEVCO Group Companies’ budget for the ten (10) week period covered thereby in a form and substance satisfactory to the Agent, as such Budget may be modified, from time to time so long as such modifications have been agreed to by the Company and the Investors in their reasonable discretion. Furthermore, the Company agreed that at no time shall the PEDEVCO Group Companies’ disbursements exceed by more than 5% those amounts set forth in the Budget, and the Company agreed further to provide to the Agent a copy of (i) any selling memoranda (and any other similar marketing materials) for or relating to the sale of all or any equity or asset of any PEDEVCO Group Company (such sale, a “PEDEVCO Sale”), (ii) any loan memoranda (and any other similar marketing materials) for or relating to the borrowing of money by any PEDEVCO Group Company (such borrowing transaction, an “Additional PEDEVCO Loan”) or (iii) any executed letter of intent, purchase agreement, merger agreement or similar agreement relating to any PEDEVCO Sale or Additional PEDEVCO Loan, in each case within two (2) business days after (x) in the case of preceding clause (i) or (ii), the final preparation thereof or (y) in the case of preceding clause (iii), execution thereof by the parties thereto.

On March 7, 2016, the Company entered into a Letter Agreement, dated March 1, 2016 (the “March Letter Agreement”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC (collectively, the “Original Lenders”), and the Agent, which extends the Deferral Extension by one (1) month, through March 31, 2016.   Pursuant to the March Letter Agreement, the Original Lenders agreed to (i) further defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through March 31, 2016,  (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them in March 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued; and (iii) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of April 1, 2016, subject to NYSE MKT additional listing approval.

The Company estimates that up to an aggregate of approximately $4.5 million in total interest and principal payments may be deferred pursuant to these agreements through March 2016, in which event warrants exercisable solely on a cash basis for approximately an additional 4.8 million shares of Company common stock at an exercise price of $0.75 per share will be granted pro rata to the Investors (other than to HEARTLAND Bank) in May 2016.

Wellbore Assignments to Dome Energy

On November 19, 2015, the Company entered into a Letter Agreement with Dome Energy pursuant to which Dome Energy agreed to fully fund the Company’s proportionate share of all working interest owner expenses with respect to eight (8) horizontal wells recently drilled and completed by a third party operator in the Wattenberg Area of Weld County, Colorado (the “Wattenberg Wells”).  The Company assigned its interests in these Wattenberg Wells to Dome Energy effective November 19, 2015, which wells Dome Energy is now required to fully fund.  This transaction was done in contemplation of the Company’s planned combination with Dome Energy (the “Reorganization”) pursuant to that certain Agreement and Plan of Reorganization entered into by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome AB and Dome US on May 21, 2015, as amended to date (the “Reorganization Agreement”). Upon the closing of which these Wattenberg Wells would have become assets of the combined post-Reorganization company.

In connection with the assignment of these well interests to Dome Energy, Dome Energy has issued a contingent promissory note to the Company, dated November 19, 2015 (the “Dome Promissory Note”), with a principal amount of $250,000, which note is now due and payable by Dome AB to the Company as a result of the December 29, 2015 termination of the Reorganization Agreement.  To guarantee prompt payment of the Dome Promissory Note, Dome AB deposited $250,000 into an escrow account.

Termination of Dome Merger

On December 29, 2015, the Company and Dome Energy terminated their pending merger due to the continued downturn in oil prices and the challenging market environment.  The Company has no further obligations or termination liabilities due or owing to Dome Energy under the Reorganization Agreement as a result of the mutual termination of the transactions contemplated thereunder.

Entry into Merger Agreement with GOM Holdings, LLC

Immediately following the termination by the Company and Dome Energy of the Plan of Reorganization and the transactions contemplated thereby, on December 29, 2015, the Company entered into the GOM Merger Agreement with White Hawk Energy, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and GOM.   The GOM Merger Agreement provides for the Company’s acquisition of GOM through an exchange of certain of the shares of the Company’s common and preferred stock (the “Consideration Shares”), as described in greater detail below, for 100% of the limited liability company membership units of GOM (the “GOM Units”), with the GOM Units being received by Merger Sub and GOM receiving the Consideration Shares, as described in greater detail below from the Company (the “Merger”).

The Company and GOM are currently targeting a closing date (“Closing”) no later than April 15, 2016, subject to various closing conditions as described below and as set forth in greater detail in the GOM Merger Agreement.  At the Closing of the Merger, (i) GOM will transfer the GOM Units to Merger Sub, solely in exchange for the Consideration Shares, and (ii) Merger Sub will continue as a wholly-owned subsidiary of the Company and will continue to carry on the business of GOM.  In exchange for the transfer of GOM Units to Merger Sub, the Company will issue to the members of GOM, the Consideration Shares as follows: (x) an aggregate of 1,551,552 shares of the Company’s restricted common stock (the “Common Stock”) and 698,448 restricted shares of the Company’s to-be-designated Series B Convertible Preferred Stock (the “Series B Preferred” (described in greater detail below)), and (y) will assume approximately $125 million of subordinated debt from GOM’s existing lenders and a $30 million undrawn letter of credit backing certain offshore asset retirement obligations (the “GOM Debt”), which GOM Debt is anticipated to be restructured on terms and conditions mutually acceptable to the Company and GOM prior to the Closing of the Merger.

At or prior to Closing, we will file and cause to be effective a new Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series B Convertible Preferred Stock (the “Certificate of Designation”), which will create 698,448 shares of newly-designated Series B Preferred, all of which will be issued to the members of GOM at Closing pro rata with their ownership of GOM.  The Series B Preferred will (i) have a liquidation preference senior to all of the Company’s common stock and Series A Convertible Preferred Stock equal to $250 per share (the “Liquidation Preference”), (ii) accrue an annual dividend equal to 10% of the Liquidation Preference, payable annually from the date of issuance (the “Dividend”), (iii) vote together with the common stock on all shareholder matters, with each share having one (1) vote, and (iv) not be convertible into common stock of the Company until both the Shareholder Approval and NYSE MKT Approval are received (each as defined below).  Upon the Company’s receipt of the Shareholder Approval and NYSE MKT Approval, (x) the Series B Preferred will automatically cease accruing Dividends and all accrued and unpaid Dividends will be automatically forfeited and forgiven in their entirety, (y) the Liquidation Preference of the Series B Preferred will be reduced to $0.001 per share from $250 per share, and (z) each share of Series B Preferred will be convertible into common stock on a 1,000:1 basis (the “Series B Conversion”), either (A) automatically upon the determination of the Company’s Board of Directors in its sole discretion (“Company Conversion”), or (B) at the option of the holder at any time (“Holder Conversion”), provided that no Holder Conversion is allowed to the extent the holder thereof would beneficially own more than 9.9% of the Company’s Common Stock or voting stock.

The Board of Directors of the Company and the Board of Managers of GOM have adopted and declared advisable the GOM Merger Agreement and the transactions contemplated by the GOM Merger Agreement, including the Merger, upon the terms and subject to the conditions set forth in the GOM Merger Agreement; and the Board of Directors has determined that the GOM Merger Agreement and the transactions contemplated by the GOM Merger Agreement are fair to, and in the best interests of, the Company and its stockholders.

The parties have made customary representations, warranties and covenants in the GOM Merger Agreement including, among others, covenants relating to (1) the conduct of each party’s business during the interim period between the execution of the GOM Merger Agreement and the consummation of the Merger, (2) GOM’s Board of Managers’ and members’ approval of the GOM Merger Agreement and the Merger, and (3) equity grants anticipated to be made to the post-Closing management team by the Company, contingent upon the Equity Plan Increase (described below), which grants will be mutually agreed upon by the Company and GOM prior to Closing. In addition, within 30 days of the Closing, (A) the Company has agreed to use commercially reasonable best efforts to file all the required documents with the SEC necessary to seek shareholder approval (the “Shareholder Approval”) of (i) the issuance of the shares of common stock in connection with the Series B Conversion, (ii) an increase of shares available for issuance under the Company’s 2012 Equity Incentive Plan equal to 12.0% of the Company’s issued and outstanding capital stock (calculated post-Closing, assuming conversion of all Company Series A Preferred and Series B Preferred into Common Stock) (the “Equity Plan Increase”), and (iii) such other matters that are required to be approved by the shareholders of the Company pursuant to applicable rules and requirements of the SEC and NYSE MKT or which in the reasonable determination of the Company, shall be approved by the stockholders of the Company; and (B) the Company agreed to use commercially reasonable best efforts to file all the required documents with the NYSE MKT necessary to obtain NYSE MKT approval of the listing of the Company upon the Series B Conversion (the “NYSE MKT Approval”), if and as necessary pursuant to applicable NYSE MKT rules and regulations.  The approval of the shareholders of the Company is not required under applicable law for the closing of the Merger, nor is it a required condition to closing the Merger, and the Company does not intend to seek shareholder approval for the closing of the Merger, only for the Shareholder Approval, after the closing of the Merger, as described above.

The Merger is subject to customary closing conditions, including (1) approval of the agreement by the Board of Directors of the Company, the sole Manager and member of Merger Sub, the Board of Managers of GOM, and the members of GOM, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) approval of the NYSE MKT for the issuance of the common stock and shares of common stock issuable upon conversion of the Series B Preferred to the members of GOM at Closing, and (5) the effectiveness of the Certificate of Designation. Each party’s obligation to complete the GOM Merger is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (b) performance in all material respects by the other party of its obligations under the GOM Merger Agreement, (c) completion of the restructuring of each of the Company’s and GOM’s existing debt, respectively, to the other party’s satisfaction, and (d) each of the Company and GOM furnishing the other with evidence that each has entered into amended employment agreements with certain of each party’s employees as required and in forms acceptable to the other party.  In addition, each of the Company and GOM agreed to pay all costs and expenses incurred by them in connection with the GOM Merger Agreement.

The GOM Merger Agreement also includes customary termination provisions for both the Company and GOM. Specifically, and subject to the terms of the GOM Merger Agreement, the agreement can be terminated by either party in the event the Closing has not occurred by April 15, 2016, or if any representation or warranty of the other party contained in the GOM Merger Agreement shall not be true in all material respects, subject to a right to cure by the breaching party.

The parties intend, for U.S. federal income tax purposes, that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

GOM is majority owned and controlled by Platinum Partners, an affiliate of Platinum Management (NY) LLC (“PM LLC”), a New York based investment firm which is the employer of Mr. David Z. Steinberg, who serves as one of the members of the Company’s Board of Directors.  PM LLC is also an advisor to the entity which owns RJ Credit LLC (“RJC”), who has loaned the Company approximately $5.9 million to date in principal in connection with the Company’s March 2014 senior note funding. In connection with the March 2014 funding the Company also has the right, from time to time, subject to the terms and conditions of the Note Purchase Agreement relating to the March 2014 senior funding, to request additional loans from RJC, of up to an additional $13.5 million in funding.

PM LLC is also an advisor to the entity that owns GGE, a greater than 5% stockholder of the Company, from whom the Company acquired approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado in February 2015, in connection with which the Company assumed approximately $8.35 million of subordinated notes payable owed by GGE to RJC, issued to GGE 3,375,000 restricted shares of the Company’s common stock (representing approximately 9.9% of our then outstanding shares of common stock), and issued to GGE 66,625 restricted shares of the Company’s then newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”), which can be converted into shares of the Company’s common stock on a 1,000:1 basis, subject to a 9.9% ownership blocker.  GGE, as the sole holder of the Company’s Series A Preferred, has the right to appoint two designees to the Company’s Board of Directors for as long as GGE continues to hold 15,000 shares of Series A Preferred designated as “Tranche One Shares” under the Company’s Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series A Convertible Preferred Stock. Mr. Steinberg is one of the Series A Preferred shareholder designees to the Board of Directors in connection with such right, provided that GGE has not designated any further members of the Board of Directors at this time.

Vesting Agreements

In connection with the Company’s entry into the GOM Merger Agreement, on December 29, 2015, as amended on January 6, 2016, each of Messrs. Ingriselli, Peterson and Moore entered into Vesting Agreements with the Company (as amended, the “Vesting Agreements”), pursuant to which they each individually agreed that the future vesting of restricted common stock held by such officers from January 1, 2016 through June 1, 2016 (the “Delay Period”), including all restricted common stock that was subject to vesting on January 7, 2016 pursuant to the terms of prior vesting agreements entered into by such officers on May 21, 2015, shall be delayed until the 2nd trading day following the Company’s public announcement of the “Vesting Event,” defined as the later to occur of the receipt of (x) the Shareholder Approval and (y) the NYSE MKT Approval, upon which Vesting Event all vesting with respect to such shares shall be accelerated and all such shares shall be fully vested (the “Acceleration”).  The aggregate number of shares of restricted common stock subject to the Delay Period is 1,354,000 shares, 519,000 of which are held by Mr. Ingriselli, 481,000 of which are held by Mr. Peterson, and 354,000 of which are held by Mr. Moore (collectively, the “Subject Shares”).  The Acceleration will occur even if the executives are not then employees or directors of the Company on such date.  Notwithstanding the above, in the event the GOM Merger Agreement is terminated or the Merger is not consummated by June 1, 2016 (unless otherwise agreed upon in writing by the parties to the GOM Merger Agreement), all the Subject Shares will vest on the 2nd trading day following the Company’s public disclosure of the termination of the Merger (in the event the GOM Merger Agreement is terminated prior to June 1, 2016), or, in the event the Merger is not terminated by, or consummated by, June 1, 2016, on June 1, 2016, and the original vesting terms for all future unvested stock will be reinstated to the terms in effect prior to the parties’ entry into the Vesting Agreements. Notwithstanding the above, nothing in the Vesting Agreements amends or waives any acceleration of vesting of unvested restricted stock or options currently provided under any executive officer’s current employment agreement with the Company, which provides for acceleration upon termination of such executive’s employment under certain circumstances detailed therein.

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

Approval of Conversion Rights of Series A Preferred Stock

At the Company’s Annual Meeting, the Company’s stockholders approved the issuance of up to 66,625,000 shares of common stock to GGE (and its assigns) upon conversion of the Company’s outstanding shares of Series A Preferred stock.  As a result, (i) the Series A Preferred has ceased accruing dividends and all accrued and unpaid dividends have been automatically forfeited and forgiven; and (ii) the liquidation preference of the Series A Preferred has been reduced to $0.001 per share from $400 per share.

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

In 2008, U.S. natural gas production was in a decline, and the U.S. was on its way to becoming a significant importer of liquefied natural gas (LNG). By 2009, U.S.-marketed natural gas production was 14% higher than in 2005, and in 2010 it surpassed the previous annual production record set in 1973.  Since 2010 alone, the U.S. production of tight oil has increased from less than 1 million barrels per day (MMBbl/d) in 2010, to more than 3 MMBbl/d in the second half of 2013.  This turnaround is mainly attributable to shale oil and natural gas output that has more than tripled since 2007. Knowledge is expanding rapidly concerning the shale oil reservoirs that are already being exploited and others that appear suitable for development with current technology. In its 2015 Annual Energy Outlook, the U.S. Energy Information Administration (“EIA”) estimated in its high resource case that domestic crude oil production would increase to nearly 17 MMBbl/d before 2040, approximately 13 MMBbl/d of which would come from tight oil production, with net U.S. oil imports declining through 2029 and remaining at approximately 4 MMBbl/d from 2030 through 2040.

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

Shale oil and natural gas are currently being produced from a number of reservoirs in the U.S. Among these are the Bakken Shale in Montana and North Dakota, the Niobrara Shale in northeastern Colorado and parts of adjacent Wyoming, Nebraska, and Kansas, the Eagle Ford Shale in southern Texas, the Mississippian Lime in Kansas and Oklahoma, and the Marcellus Shale spanning several states in the northeastern U.S. According to the EIA’s September 2015 assessment, the total technically recoverable world resources of shale oil and gas are estimated at 418.9 billion barrels (oil) and 7,576.6 trillion cubic feet (gas), with an estimated 78.2 billion barrels (oil) and 622.5 trillion cubic feet (gas) being concentrated in the U.S.

Beginning in 2014, the oil and natural gas industry began to experience a sharp decline in commodity prices, with the daily NYMEX WTI oil spot price falling from a high of $107.62 per Bbl in 2014 to low of $34.73 per Bbl in 2015. This recent decline in oil prices has resulted in a slowing of the pace of U.S. shale oil production, with Baker Hughes’ rig count data showing a decrease in the number of oil rigs operating in the DJ-Niobrara from 42 rigs at the end of December 2014 to 23 rigs at the end of December 2015.  However, average drilling and completion costs for wells in the DJ-Niobrara have significantly dropped from between $4.3 million (short-lateral) and $8.3 million (long lateral) per well in early 2015 to between $2.7 million and $5.0 million per well currently, which reduced costs partially offset the decline in commodity prices, resulting in new shale oil wells drilled in more thermally mature formations of the DJ-Niobrara expected to continue to yield positive economic returns.

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

●	the US Fish and Wildlife Service, which under the Endangered Species Act (the ESA) have authority over activities that may result in the loss of any endangered or threatened species or its habitat;

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

Environmental Regulation

The exploration, development and production of oil and natural gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Our activities are subject to a variety of environmental laws and regulations, including but not limited to the Oil Pollution Act of 1990 (OPA 90), the Clean Water Act (CWA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Clean Air Act (CAA), the Safe Drinking Water Act (the SDWA), the Endangered Species Act (ESA), and the Occupational Safety and Health Act (OSHA), as well as comparable state statutes and regulations. We are also subject to regulations governing the handling, transportation, storage and disposal of wastes generated by our activities and naturally occurring radioactive materials (NORM) that may result from our oil and natural gas operations. Civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, limit or prohibit other activities because of protected wetlands, areas or species and require investigation and cleanup of pollution. We intend to remain in compliance in all material respects with currently applicable environmental laws and regulations.

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

The CAA and comparable state laws restrict the emission of air pollutants from many sources, including oil and natural gas production. The CAA contains provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and states continue the development of regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. Greenhouse gas record keeping and reporting requirements of the CAA became effective in 2011 and will continue into the future with increased costs for administration and implementation of controls. Federal New Source Performance Standards regarding oil and gas operations (NSPS) became effective in 2012, with more amendments becoming effective in 2013 and 2014, all of which have added administrative and operational costs. In addition, as part of its comprehensive strategy to further reduce methane emissions from the oil and gas sector, EPA proposed amendments to NSPS in 2015 that would impose additional control and other requirements to reduce such emissions. A final rule is expected in the summer of 2016. Colorado adopted new regulations to meet the requirements of NSPS and promulgated significant new rules in February 2014 relating specifically to crude oil and natural gas operations that are more stringent than NSPS and directly regulate methane emissions from affected facilities. In October 2015, the EPA strengthened the National Ambient Air Quality Standards (“NAAQS”) for ground level ozone to 70 parts per billion (“ppb”) from 75 ppb. In addition, the EPA extended the ozone monitoring season for 32 states, including Colorado. By October 2016, states are expected to have revised state implementation plans and proposed regulations to meet the new standard.

The ESA restricts activities that may affect endangered or threatened species or their habitats. Some of our operations may be located in areas that are or may be designated as habitats for endangered or threatened species. The U.S. Fish and Wildlife Service in May 2014 proposed a rule to alter how it identifies critical habitat for endangered and threatened species. It is unclear when this rule will be finalized.

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

In addition to federal regulations to which we are subject, the State of Colorado has separate authority to regulate operational and environmental matters.  An example of such regulation on the operational side include the Greater Wattenberg Area Special Well Location Rule 318A (Rule 318A), which was adopted by the Colorado Oil and Gas Conservation Commission (the “COGCC”)  to address oil and gas well drilling, production, commingling and spacing in Wattenberg (located in the D-J Basin). On August 9, 2011, the COGCC approved amendments to Rule 318A. The amendments, which became effective on October 1, 2011, remove the limit on the number of wells which can produce from a particular formation, allowing wellbore spacing units and permitting wells to cross section lines. The amendments also address areas such as infill drilling, water sampling and waste management plans.  In addition, in February 2013, the COGCC approved new setback rules for crude oil and natural gas wells and production facilities located in close proximity to occupied buildings. Previously, the COGCC allowed setback distances of 150 feet in rural areas and 350 feet in high density urban areas. These have been increased to a uniform 500 feet statewide setback from occupied buildings and 1,000 feet from high occupancy building units. The new setback rules also require operators to utilize increased mitigation measures to limit potential drilling impacts to surface owners and the owners of occupied building units. In addition, the new rules require advance notice to surface owners, the owners of occupied buildings and local governments prior to the filing of an Application for Permit to Drill or Oil and Gas Location Assessment as well as expanded outreach and communication efforts by an operator.  The COGCC also approved two new rules making Colorado the first state to require sampling of groundwater for hydrocarbons and other indicator compounds both before and after drilling. Those new statewide rules require sampling of up to four water wells within a half mile radius of a new crude oil and natural gas well before drilling, between six and 12 months after completion, and between five and six years after completion. For the Greater Wattenberg Area, the rule requires operators to sample only one water well per quarter governmental section before drilling and between six to 12 months after completion. Further, the COGCC has adopted rules increasing the maximum penalty for violations of its requirements.

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

In addition, a few localities in Colorado have prohibited and/or restricted certain exploration and production activities, particularly use of hydraulic fracturing within their boundaries. See “Hydraulic Fracturing Regulation”, below.  In 2014, Colorado Governor John Hickenlooper created the Task Force on State and Local Regulation of and Gas Operations, comprised of 21 members representing various interests, and charged with crafting recommendations to help minimize land use conflicts relating to the location of oil and gas facilities. Recommendations of the task force regarding new or amended legislation, appropriations or other action were submitted to the Governor in February 2015. In 2015 and into 2016, the COGCC conducted a rulemaking to implement two of these task force recommendations related to the permitting of large-scale facilities in urban mitigation areas and municipality notice provisions. Both rulemakings were finalized in January 2016 and new rules will become effective in spring 2016. In addition, depending on the outcome of the task force process and any related legislative or administrative activity, ballot initiatives, like those proposed in December 2015 and again in January 2016, affecting our operations may be proposed and adopted by the voters in future elections.

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

Recently, there has been increasing regulatory scrutiny of hydraulic fracturing, which is generally exempted from regulation as underground injection on the federal level pursuant to the SDWA.  However, the EPA has asserted federal regulatory authority over certain fracturing activities involving diesel fuel under the federal SDWA and issued draft guidance related to this asserted regulatory authority in February 2014.  From time to time, Congress has considered legislation that would provide for broader federal regulation of hydraulic fracturing and disclosure of the chemicals used in the hydraulic fracturing process.

The White House Council on Environmental Quality continues to coordinate an administration-wide review of hydraulic fracturing. The EPA continues its study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and issued a draft assessment in June 2015, with a final, peer-reviewed report expected in 2016. In addition, the U.S. Department of Energy has investigated practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. These ongoing studies, depending on their degree of development and nature of results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. The U.S. Department of the Interior, through the Bureau of Land Management (the BLM), also finalized a rule in 2015 requiring the disclosure of chemicals used, mandating well integrity measures, and imposing other requirements relating to hydraulic fracturing on federal lands. The rule is currently stayed and not effective pending ongoing litigation.

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

In 2012, several local communities in Colorado became interested in increasing regulatory requirements on oil and gas development. The most notable situations occurred in the City of Longmont, Colorado in 2012 where voters chose to ban hydraulic fracturing activities within city limits, and in Fort Collins, Colorado which passed a five-year moratorium on hydraulic fracturing activities within city limits. In the Colorado 2013 general election, the municipalities of Boulder, Broomfield, Fort Collins and Lafayette, Colorado, each passed similar ballot measures supporting restrictions or bans on the practice of hydraulic fracturing within their boundaries. To date, court challenges to several of these ordinances have been successful. Another measure to ban hydraulic fracturing was on the ballot in the City of Loveland in northern Colorado in June of 2014, but the oil and gas industry worked with the community to defeat that initiative. Likewise, in January 2015, the Board of Trustees for the Town of Erie, Colorado voted not to impose a moratorium on new crude oil and natural gas wells.  See “Item 1A, Risk Factors”, for a more detailed discussion of these bans.

None of our core operated D-J Basin acreage is located in the municipalities that have attempted to prevent oil and gas operations to date; therefore, we do not expect our operations to be materially impacted by these developments. However, in the future, should additional statewide or local Colorado initiatives be undertaken to regulate, limit or ban hydraulic fracturing or other facets of crude oil and natural gas exploration, development or operations, our business could be adversely impacted, resulting in delay or inability to develop oil and gas reserves, reducing our long-term reserves, production and cash flow growth, all of which would potentially have a negative impact on our stock price. We will continue to monitor proposed and new legislation and regulations in all operating jurisdictions to assess the potential impact on our company.

In addition, in December 2011, the COGCC adopted hydraulic fracturing fluid ingredient regulations requiring disclosure of all chemicals and establishing ways to protect proprietary information. The regulations allow disclosure through the national fracturing chemical registry at FracFocus web site. We are currently providing disclosure information on FracFocus.org for all our D-J Basin operations.  See further discussion in “Item 1A, Risk Factors”.

During 2014, the Colorado Oil and Gas Conservation Act was amended to increase the potential sanctions for violating the Act or its implementing regulations, orders, or permits. These amendments increase the maximum penalty per violation per day from $1,000 to $15,000; eliminate a $10,000 maximum penalty for violations that do not result in significant waste of oil and gas resources, damage to correlative rights, or adverse impact to public health, safety, or welfare; require the COGCC to assess a penalty for each day there is evidence of a violation; and authorize the COGCC to prohibit the issuance of new permits and suspend certificates of clearance for egregious violations resulting from gross negligence or knowing and willful misconduct. In December 2014, the COGCC convened a hearing and adopted proposed amendments to its regulations to implement this new legislation and address certain other issues. Among other things, the amendments create a new process for calculating penalties, new standards for determining days of violation and penalty amounts, new restrictions on the use of informal enforcement procedures and penalty reductions for voluntary disclosures. Following the adoption of this new penalty scheme, Colorado operators have experienced increased penalties for violations within COGCC’s jurisdiction.

In 2015, the COGCC convened hearings on regulations for large facilities located in urban mitigation areas. These new rules, which are anticipated to be effective in March 2016, require best available technology and include required mitigations for emissions, flaring, fire, fluid leak detection, repair, reporting, automated well shut-in, storage tank pressure control and proppant dust control. During these hearings, COGCC staff reported there would also be site-specific mitigation requirements for noise, ground and surface water protection, visual impacts and remote stimulation. After debate, the rule did not include duration limits despite an opinion from the State Attorney General Office that the COGCC possessed authority to impose duration limits under current and existing statutes.

We are not able to predict the timing, scope and effect of any currently proposed or future laws or regulations regarding hydraulic fracturing, but the direct and indirect costs of such laws and regulations (if enacted) could materially and adversely affect our business, financial conditions and results of operations. See further discussion in “Item 1A, Risk Factors”.

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

Employees

At December 31, 2015, we employed 11 people and also utilize the services of independent contractors to perform various field and other services. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a description of the meanings of some of the oil and natural gas terms used in this Annual Report.

AFE or Authorization for Expenditures. A document that lays out proposed expenses for a particular project and authorizes an individual or group to spend a certain amount of money for that project.

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

LOE or Lease operating expenses. The costs of maintaining and operating property and equipment on a producing oil and gas lease.

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

Proved undeveloped reserves or PUDs. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

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

Risks Related to the Oil and Natural Gas Industry and Our Business
             Continuation of the recent declines, or further declines, in oil and, to a lesser extent, natural gas prices, will adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 63% of our estimated proved reserves as of December 31, 2015 were oil, our financial results are more sensitive to movements in oil prices. Since mid-2014, the price of crude oil has significantly declined. As a result, we experienced significant decreases in crude oil revenues and recorded asset impairment charges driven by commodity price declines. A prolonged period of low market prices for oil and natural gas, like the current commodity price environment, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices may cause further decline in our stock price. During the year ended December 31, 2015, the daily NYMEX WTI oil spot price ranged from a high of $107.62 per Bbl to a low of $34.73 per Bbl and the NYMEX natural gas HH spot price ranged from a high of $3.29 per MMBtu to a low of $1.53 per MMBtu.

We have a limited operating history and expect to continue to incur losses for an indeterminable period of time.

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses and negative cash flows from operating activities in the past and expect to continue to incur substantial net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance.  We have incurred net losses of $82,112,000 from the date of inception (February 9, 2011) through December 31, 2015. Additionally, we are dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful and funds may not be available on favorable terms, if at all.

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

We will need to raise additional funding to complete future potential acquisitions and will be required to raise additional funds through public or private debt or equity financing or other various means to fund our operations, acquire assets and complete exploration and drilling operations. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations due to events beyond our control.

Our ability to generate cash flows from operations, to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally, the price of oil and other risks described below. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all of our outstanding indebtedness to be due and payable. This would likely in turn trigger cross-acceleration or cross-default rights between our applicable debt agreements. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings. In addition, the lenders under our credit facilities or other secured indebtedness could seek to foreclose on our assets that are their collateral. If the amounts outstanding under our indebtedness were to be accelerated, or were the subject of foreclosure actions, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Our $34.5 million Continental Acquisition debt facility and $15.5 million drilling facility, includes various covenants, reduces our financial flexibility, increases our interest expense and may adversely impact our operations and our costs.

In connection with our acquisition of certain assets from Continental on March 7, 2014, we entered into a senior debt facility pursuant to which we borrowed $34.5 million initially and have subsequently borrowed an additional $2.0 million, leaving $13.5 million available for future drilling operations, subject to the terms and conditions of such facility (as described in greater detail below in the risk factor entitled “Our ability to borrow additional funds under the debt facility is subject to certain requirements and limitations set forth in our debt facility”), which amounts represent a significant amount of additional indebtedness. The debt facility includes various covenants (positive and negative) binding us, including:

●	requiring that we maintain the registration of our common stock under Section 12 of the Securities Exchange Act of 1934, as amended;

●	requiring that we maintain the listing of our common stock on the NYSE MKT;

●	requiring that we timely file periodic reports under the Exchange Act;

●	requiring that we provide the lenders yearly and quarterly budgets and certain reserve reports;

●	requiring that we provide capital expenditure plans to the lenders prior to making certain expenditures;

●	prohibiting us and our subsidiaries from creating or becoming subject to any indebtedness, except pursuant to certain limited exceptions; and

●	prohibiting us or our subsidiaries from merging, selling assets (except in the usual course of business), altering our organizational structure, winding up or liquidating, except in certain limited circumstances.

Our senior debt facility affects our operations in several ways, including the following:

●
a significant portion of our cash flows must be used to service the debt facility, including the obligation to pay monthly in arrears interest accruing at 15% per annum, and the monthly obligation to prepay the debt in an amount equal to the lesser of (a) the outstanding principal amount of the debt and (b) twenty-five percent (25%) of the aggregate of all net revenues actually received by us and our subsidiaries (provided, however, due to recent deferrals, interest or principal payments are currently being deferred. See “Part I, Item 1. Business—Recent Developments—Debt Restructuring.”);

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

The repayment of our senior debt facility (which has an outstanding principal balance of approximately $32.9 million as of March 1, 2016 and provides us the option, pursuant to the terms of the debt facility, to borrow an additional $13.5 million) is secured by a first priority security interest in all of our assets, property, real property and the securities of our subsidiaries and the repayment of such debt is further guaranteed by certain of our subsidiaries.  If we default in the repayment of the senior debt facility and/or any of the terms and conditions thereof, the lenders may enforce their security interest over our assets which secure the repayment of such debt, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

 Our ability to borrow additional funds under the senior debt facility is subject to certain requirements and limitations set forth in our senior debt facility.

From time to time, subject to the terms and conditions of the senior debt facility (including the requirement that we deposited funds in an aggregate amount of any additional requested loan into a segregated bank account (the “Company Deposits”)), we currently have the right to request additional loans under our senior debt facility up to an additional $13.5 million in total or an aggregate of $50 million under such debt facility.  We are required to pay original issue discounts in the amount of 5% of the funds borrowed, underwriting fees in the amount of 10% of the amount of the funds borrowed, reimburse certain of the legal fees of the lender’s counsel, and pay applicable investment banking fees representing 5% of any funds borrowed, in connection with funds borrowed.  Funds borrowed are only eligible to be used by us, together with Company Deposits, for approved authorization for expenditures (“AFEs”) issued for a well or wells to be drilled and completed on any properties acquired in connection with the Wattenberg Asset (the “Permitted Expenditures”).  In the event we drill a dry hole, we are prohibited from using any additional proceeds borrowed under the senior debt facility without the consent of the lender.   The requirement that we put up funds equal to any further borrowing under the facility, fees required to be paid in connection with such further loans and the restrictions on our ability to borrow funds under such debt facility and our use of such funds may limit our ability to borrow funds under such facility, complete our planned business operations with funds from such senior debt facility, and increase our cost of borrowing, which individually or in the aggregate could have a material adverse effect on our results of operations.

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

The New MIEJ Note has a conversion feature that provides, in the event that the final maturity of the New MIEJ Note is extended beyond March 8, 2017 for whatever reason, MIEJ has the right, at its discretion, to have the outstanding balance of the New MIEJ Note plus any accrued and unpaid interest thereon converted in whole or in part into our common stock at a price (the “Conversion Price”) equal to 80% of the average closing price per share of our common stock over the then previous 60 days from the date MIEJ exercises its conversion right (subject to adjustment for stock splits, recapitalizations and the like)(such event, a “Right of Conversion”); provided, however, that in no event shall the Conversion Price be less than $0.30 per share (the “Floor Price”). Additionally, the New MIEJ Note contains a provision preventing the conversion of the MIEJ Note to the extent that such conversion would result in more than 19.9% of our outstanding common stock or voting stock being issued in aggregate upon the conversion of such note, or otherwise require shareholder approval under the NYSE MKT rules. Notwithstanding that, we agreed to include a proposal in our proxy statement for our 2016 annual meeting of our shareholders (the “2016 Annual Meeting”) for the approval of the issuance of the maximum number of shares of common stock issuable in connection with conversion of the New MIEJ Note, assuming conversion at the Floor Price (the “Maximum Conversion Shares”). In the event the vote fails at the 2016 Annual Meeting, we are required to take all commercially reasonable actions to procure such approval no later than the 2017 annual meeting of shareholders.

If an event of default occurs under the New MIEJ Note, MIEJ may enforce their security interests over our assets (subject to the subordination rights in such note) which secure the repayment of such obligations, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in us could become worthless.

The required interest and principal payments due under the New MIEJ Note may make it harder for us to refinance the New MIEJ Note or raise funding in the future, or could materially decrease the amount of cash we receive for our operations upon any refinancing or funding.

If we are unable to repay the New MIEJ Note prior to maturity, the issuance of common stock pursuant to the terms of the New MIEJ Note could result in immediate and substantial dilution to the interests of other stockholders.

A substantial part of our crude oil, natural gas and NGLs production is located in the D-J Basin, making us vulnerable to risks associated with operating primarily in a single geographic area. In addition, we have a large amount of proved reserves attributable to a small number of producing formations.

Our operations are focused primarily in the D-J Basin of Weld County, Colorado, which means our current producing properties and new drilling opportunities are geographically concentrated in that area.  Because our operations are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including:

●	fluctuations in prices of crude oil, natural gas and NGLs produced from the wells in the area;

●	natural disasters such as the flooding that occurred in the area in September 2013;

●	restrictive governmental regulations; and

●
curtailment of production or interruption in the availability of gathering, processing or transportation infrastructure and services, and any resulting delays or interruptions of production from existing or planned new wells.

For example, bottlenecks in processing and transportation that have occurred in some recent periods in the D-J Basin have negatively affected our results of operations, and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors. Similarly, the concentration of our assets within a small number of producing formations exposes us to risks, such as changes in field-wide rules that could adversely affect development activities or production relating to those formations. Such an event could have a material adverse effect on our results of operations and financial condition. In addition, in areas where exploration and production activities are increasing, as has been the case in recent years in the D-J Basin, the demand for, and cost of, drilling rigs, equipment, supplies, personnel and oilfield services increase. Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital forecast, which could have a material adverse effect on our business, financial condition or results of operations.

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

The prices we receive for our oil and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the prices for oil and natural gas have been volatile. For example, the price of oil has fallen dramatically since mid-2014, with a high over $100 per barrel in June 2014 to recent lows below $30 per barrel, in each case based on WTI prices, due to a combination of factors including increased U.S. supply, global economic concerns, the likely resumption of oil exports from Iran and OPEC’s decision not to reduce supply. Prices for natural gas and NGLs have experienced declines of similar magnitude.  An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

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

Future conditions might require us to make write-downs in our assets, which would adversely affect our balance sheet and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31 of each year, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. If conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.

The report of our independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern.

Our auditors indicated in their report on the Company’s consolidated audited financial statements for the fiscal year ended December 31, 2015 that conditions existed that could raise substantial doubt about our ability to continue as a going concern due in part to the current crude oil price environment and the fact that the Company had a working capital deficit and accumulated deficit at December 31, 2015. Uncertainties related to our continuation as a going concern may impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives and/or negatively affect our relationships with partners and service providers. Our ability to continue as a going concern will depend upon the availability and terms of future funding, our ability to grow our operations and integrate newly acquired assets and operations, our ability to acquire additional assets and operations, and our ability to improve operating margins and regain profitability. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, all costs for development wells, support equipment and facilities, and proved mineral interests in oil and gas properties are capitalized. We review the carrying value of our long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We assess the recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. This impairment does not impact cash flows from operating activities but does reduce earnings and our shareholders’ equity. The risk that we will be required to recognize impairments of our oil and gas properties increases during periods of low oil or gas prices. As a result, there is an increased risk that we will incur an impairment in 2016. In addition, impairments would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices increase the cost center ceiling applicable to the subsequent period. We have in the past and could in the future incur additional impairments of oil and gas properties.

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

Our strategy includes acquisitions of oil and natural gas properties, and our failure to identify or complete future acquisitions successfully, including our planned combination with GOM, or not produce projected revenues associated with the future acquisitions could reduce our earnings and hamper our growth.

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

Failure to complete the GOM Merger could negatively impact our stock price and future business and financial results.

If the GOM Merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●
we will not realize the benefits expected from the GOM Merger, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

●	we may experience negative reactions from the financial markets and our partners and employees;

●
the GOM Merger Agreement places certain restrictions on the conduct of our business prior to the completion of the GOM Merger or the termination of the GOM Merger Agreement. Such restrictions, the waiver of which is subject to the consent of GOM, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the GOM Merger; and

●
matters relating to the GOM Merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

The GOM Merger Agreement may be terminated in accordance with its terms and the GOM Merger may not be completed.

The GOM Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the GOM Merger. Those conditions include (1) approval of the GOM Merger Agreement by the Board of Directors of the Company, the sole Manager and member of Merger Sub, the Board of Managers of GOM, and the members of GOM, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the GOM Merger, and (4) approval of the NYSE MKT for the issuance of the common stock and shares of common stock issuable upon conversion of the Series B Preferred to the members of GOM at closing.

Termination of the GOM Merger Agreement could negatively impact the Company.

In the event the GOM Merger Agreement is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the GOM Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the GOM Merger will be completed. If the GOM Merger Agreement is terminated and our board of directors seeks another transaction or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the GOM Merger.

We will be subject to business uncertainties and contractual restrictions while the GOM Merger is pending.

Uncertainty about the effect of the GOM Merger on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the GOM Merger is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the GOM Merger has been successfully completed. Retention of certain employees may be challenging during the pendency of the GOM Merger, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the GOM Merger could be negatively impacted. In addition, the GOM Merger Agreement restricts us from making certain acquisitions and taking other specified actions until the GOM Merger is completed without the consent of GOM. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the GOM Merger.

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

In addition, the demand for hydraulic fracturing services currently exceeds the availability of fracturing equipment and crews across the industry and in our operating areas in particular.  The accelerated wear and tear of hydraulic fracturing equipment due to its deployment in unconventional oil and natural gas fields characterized by longer lateral lengths and larger numbers of fracturing stages has further amplified this equipment and crew shortage. If demand for fracturing services increases or the supply of fracturing equipment and crews decreases, then higher costs could result and could adversely affect our business, financial condition and results of operations.

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

Strategic relationships, including with STXRA, and GGE, upon which we may rely, are subject to risks and uncertainties which may adversely affect our business, financial conditions and results of operations.

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

To develop our business, we will endeavor to use the business relationships of our management and board to enter into strategic relationships, which may take the form of contractual arrangements with other oil and natural gas companies, including those that supply equipment and other resources that we expect to use in our business.  For example, we have both retained STXRA as a key advisor for our exploration and drilling efforts, and formed Pacific Energy Technology Services, LLC as a jointly-owned technical services venture with STXRA to provide acquisition, engineering, and oil drilling and completion technology services in the United States and abroad.  We have also entered into a strategic relationship with GGE, a subsidiary of a New York-based investment management group with more than $1 billion in assets under management specializing in resource investment, whereby GGE has become our equal equity interest partner in our Kazakhstan asset, and its affiliate RJ Credit has agreed to provided us with a $15.5 million drilling facility, of which $13.5 million is currently available, subject to various conditions and requirements (as described in greater detail above in the risk factor entitled “Our ability to borrow additional funds under the senior debt facility is subject to certain requirements and limitations set forth in our senior debt facility”).  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur in order to fulfill our obligations to these partners or maintain our relationships.  If our strategic relationships are not established or maintained, our business, financial condition and results of operations may be adversely affected.

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

Regulation in the oil and gas industry is mounting.  In October 1, 2015, the EPA announced its final rule lowering the existing 75 part per billion (ppb) NAAQS for ozone under the CAA to 70 ppb. The lower ozone NAAQS could result in a significant expansion of ozone nonattainment areas across the United States, including areas in which we operate. Oil and natural gas operations in ozone nonattainment areas would likely be subject to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements, and increased permitting delays and costs. In addition, the state of Colorado’s non-attainment status was bumped up from “marginal” to “moderate” for the Denver Metro North Front Range Ozone 8-Hour Non-Attainment area. This increase in non-attainment status triggers significant additional obligations for the State under the CAA and will result in a state rulemaking to address the new “moderate” status. This rulemaking may result in more stringent standards or additional control requirements applicable to our operations in Colorado.

In addition, our activities are subject to regulations governing conservation practices, protection of wildlife and habitat, and protection of correlative rights by state governments. For example, the ESA and analogous state laws restrict activities that may adversely affect endangered and threatened species or their habitat. The designation of previously unidentified endangered or threatened species or their habitat in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. For example, the U.S. Fish and Wildlife Service in May 2014 proposed a rule to alter how that agency designates critical habitat. That rule is expected to be finalized in 2016 and could expand the reach of the ESA.
At the state level the COGCC issued a rule in 2013 governing mandatory minimum setbacks between oil and gas wells and occupied buildings and other areas. Also in 2013, the COGCC issued rules that require baseline sampling of certain ground and surface water in most areas of Colorado and impose stringent spill reporting and remediation requirements. These new sampling requirements could increase the costs of developing wells in certain locations. Other regulatory amendments and policies recently adopted or being proposed by the COGCC address wellbore integrity, hydraulic fracturing, well control, waste management, spill reporting, development of large scale facilities in urban mitigation areas, and certain local government notice requirements. In addition to increasing costs of operation and permitting times, some of these rules and policies could prevent us from drilling wells on certain locations we plan to develop, thereby reducing our reserves as well as our future revenues. In 2014, the Colorado Oil and Gas Conservation Act was amended to increase the potential sanctions for violating the Act or its implementing regulations, orders, or permits. In January 2015, the COGCC amended its regulations to implement this new legislation. These legislative and regulatory amendments expand the COGCC’s enforcement authority and tools by, for example, mandating monetary penalties for certain types of violations, requiring a penalty to be assessed for each day of violation, and significantly increasing the maximum daily penalty amount. These changes could significantly increase both the frequency and the amount of future administrative penalties assessed by the COGCC.

In February 2014, the Colorado Department of Public Health and Environment’s Air Quality Control Commission (“AQCC”) finalized regulations imposing stringent new requirements relating to air emissions from oil and gas facilities in Colorado. The new rules impose significantly more stringent control, monitoring, recordkeeping, and reporting requirements than those required under comparable new federal rules. In addition, as part of the rule, the AQCC approved the direct regulation of hydrocarbon (i.e., methane) emissions from the Colorado oil and gas sector. Such state-only, direct regulation of methane (a greenhouse gas) from a single industry sector in the absence of comparable federal regulation is a significant new authority being asserted at the state level and has the potential to adversely affect operations in Colorado as well as in other parts of the country. In 2015, EPA proposed similar “methane” amendments, which if finalized, could impose additional control or other regulatory requirements on our operations. Along the same lines, local governments are undertaking air quality studies to assess potential public health impacts from oil and gas operations. These studies, in combination with other air quality-related studies that are national in scope, may result in the imposition of additional regulatory requirements on oil and gas operations.

CERCLA (or the “Superfund law”) and some comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. This includes potential liability for activities on properties we may currently own or operate upon, but where previous owner/operators caused the release of a hazardous substance. In addition, we may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been or threaten to be released into the environment. From time to time, we are involved in remediation activities at such properties.

Regulatory focus on worker safety and health regulations involving operating hazards in oil and natural gas exploration and production activities is also increasing. One example is a recent investigation by the U.S. Occupational Safety and Health Administration (“OSHA”) and other governmental authorities regarding potential worker exposure to hydrocarbon vapors from certain fuel transfer and related tasks. Several recent worker fatalities at oil and gas facilities nationwide are being reviewed by OSHA and other governmental authorities for a potential link to hydrocarbon vapor exposure. Regulatory requirements generally relating to worker exposure to hydrocarbon vapors could be increased or receive heightened scrutiny going forward.

Additional laws, regulations, or other changes could significantly reduce our future growth, increase our costs of operations, and reduce our cash flows, in addition to undermining the demand for the crude oil, natural gas and NGLs we produce.

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

The unavailability or high cost of high pressure pumping services (or hydraulic fracturing services), chemicals, proppant, water and water disposal and related services and equipment could limit our ability to execute our exploration and development plans on a timely basis and within our budget.  The oil and natural gas industry is experiencing a growing emphasis on the exploitation and development of shale natural gas and shale oil resource plays, which are dependent on hydraulic fracturing for economically successful development.  Hydraulic fracturing in shale plays requires high pressure pumping service crews.  A shortage of service crews or proppant, chemical, water or water disposal options, especially if this shortage occurred in eastern Colorado, could materially and adversely affect our operations and the timeliness of executing our development plans within our budget.  There is significant regulatory uncertainty as some states have begun to regulate hydraulic fracturing and the EPA is currently conducting studies on the issue.  The results of these studies could affect the current regulatory jurisdiction of the states and increase the cycle times and costs to receive permits, delay or possibly preclude receipt of permits in certain areas, impact water usage and waste water disposal and require chemical additives disclosures.

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

Federal, state and local laws and regulations relating to hydraulic fracturing could result in increased costs, additional drilling and operating restrictions or delays in the production of crude oil, natural gas and NGLs, and could prohibit hydraulic fracturing activities.

Substantially all of our drilling uses hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of unconventional wells in shale, coalbed, and tight sand formations. Proposals have been introduced in the U.S. Congress to regulate hydraulic fracturing operations and related injection of fracturing fluids and propping agents used by the crude oil and natural gas industry in fracturing fluids under the SDWA, and to require the disclosure of chemicals used in the hydraulic fracturing process under the SDWA, the Emergency Planning and Community Right-to-Know Act (“EPCRA”), or other laws. Sponsors of these bills, which have been subject to various proceedings in the legislative process, including in the House Energy and Commerce Committee and the Senate Environmental and Public Works Committee, have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies and otherwise cause adverse environmental impacts. In March 2011, the EPA announced its intention to conduct a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health. In June 2015, the EPA released a draft assessment of the potential impacts to drinking water resources from hydraulic fracturing for public comment and peer review. The assessment concludes that while there are mechanisms by which hydraulic fracturing can impact drinking water resources, there was no evidence that these mechanisms have led to widespread, systemic impacts on drinking water resources in the United States. EPA’s science advisory board, however, has subsequently questioned several elements and conclusions in EPA’s draft assessment. In addition, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices.

EPA has begun a Toxic Substances Control Act rulemaking which will collect expansive information on the chemicals used in hydraulic fracturing fluid, as well as other health-related data, from chemical manufacturers and processors. EPA has not indicated when it intends to issue a proposed rule, but it issued an Advanced Notice of Proposed Rulemaking in May 2014, seeking public comment on a variety of issues related to the rulemaking. In October 2015, EPA also granted, in part, a petition filed by several national environmental advocacy groups to add the oil and gas extraction industry to the list of industries required to report releases of certain “toxic chemicals” under the Toxics Release Inventory (“TRI”) program under the EPCRA. The EPA determined that natural gas processing facilities may be appropriate for addition to the scope of the TRI and will conduct a rulemaking process to propose such action.

EPA also finalized major new CAA standards (New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants) applicable to hydraulically fractured natural gas wells and certain storage vessels in August 2012. The standards require, among other things, use of reduced emission completions, or green completions, to reduce volatile organic compound emissions during well completions as well as new controls applicable to a wide variety of storage tanks and other equipment, including compressors, controllers, and dehydrators. Following administrative reconsideration of a portion of the 2012 rules, EPA issued one set of final amendments to the rule in September 2013 related to storage tanks, and a second set of final amendments largely related to reduced emissions completion requirements in December 2014. Most key provisions in the new CAA standards became effective in 2015. In January 2015, President Obama announced a comprehensive strategy to further reduce methane emissions from the oil and gas sector. As part of this strategy, in September 2015 EPA published proposed amendments to the rules focused on achieving additional methane and volatile organic compound reductions from the oil and natural gas industry. The proposed rule would include, among others, new requirements for leak detection and repair, control requirements at oil well completions, replacement of certain pneumatic pumps and controllers, and additional control requirements for gathering, boosting, and compressor stations. If finalized, these additional methane reduction requirements could increase future costs of our operations and require us to make modifications to our operations and install new equipment. These CAA rules and associated amendments are substantial and will increase future costs of our operations and will require us to make modifications to our operations and install new equipment.

In September 2015 EPA also published a proposed rule regarding source determination and permitting requirements for the onshore oil and gas industry under the CAA. The proposed rule sought public comment on two approaches for defining the term “adjacent,” which is one of three factors used to determine whether stationary sources (including oil and gas equipment and activities) are considered part of a source that is subject to major source permitting requirements under the CAA. Depending on EPA’s final approach, the oil and gas industry and our operations could be subject to increased permitting costs and more stringent control requirements.

EPA has also issued permitting guidance under the SDWA for the underground injection of liquids from hydraulically fractured (and other) wells where diesel is used. Depending upon how it is implemented, this guidance may create duplicative requirements in certain areas, further slow the permitting process in certain areas, increase the costs of operations, and result in expanded regulation of hydraulic fracturing activities by EPA and may therefore adversely affect us.

Certain other federal agencies are analyzing, or have been requested to review, environmental issues associated with hydraulic fracturing. Most notably, in 2015 the U.S. Department of the Interior, through the Bureau of Land Management (the “BLM”), finalized regulations regarding activities, including hydraulic fracturing, on federal and tribal lands. Due to pending litigation, however, the effective date of the rule has been postponed. In January 2016, BLM proposed rules to further regulate venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. The rules, which would require additional controls and impose new emissions and other standards on certain operations on applicable leases, are expected to be finalized in 2016. In October 2015, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) proposed to expand its regulations in a number of ways, including increased regulation of gathering lines, even in rural areas. The public comment period for this proposal closed January 8, 2016. In May 2015, the U.S. Department of Transportation also issued a final rule regarding the safe transportation of flammable liquids by rail. The final rule imposes certain requirements on “offerors” of crude oil, including sampling, testing, and certification requirements.

In addition, the governments of certain states, including Colorado, have adopted or are considering adopting laws and regulations that impose or could impose, among other requirements, stringent permitting or air emission control requirements, disclosure, wastewater disposal, baseline sampling, seismic monitoring, well construction and well location requirements on hydraulic fracturing operations, more stringent notification or consultation processes, or otherwise seek to ban underground injection of fracturing wastewater or fracturing activities altogether.  For example, New York has also placed a permanent moratorium on all hydraulic fracturing activities within the state. Similar initiatives could spread to states in which we operate. In addition, oil and gas producers may be subject to lawsuits brought by landowners for earthquake-related damages.

At the local level, some municipalities and local governments have adopted or are considering bans on hydraulic fracturing. Beginning in 2012, voters in the cities of Fort Collins, Boulder, Longmont, Broomfield and Lafayette, Colorado approved bans of varying length on hydraulic fracturing within their respective city limits. In 2014, Boulder and Larimer county lower courts overturned the bans. The cities of Longmont and Fort Collins appealed the decisions. In August 2015, the Court of Appeals requested that the Colorado Supreme Court rule on the issue. The Colorado Supreme Court heard oral arguments on December 9, 2015, and a decision is expected in the first half of 2016. If the Colorado Supreme Court determines the bans are valid, such a decision could increase the costs of our operations, impact our profitability, and prevent us from drilling in certain locations.

In addition, lawsuits have been filed against unrelated third parties in several states, including Colorado, alleging contamination of drinking water by hydraulic fracturing. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to crude oil, natural gas and NGL production activities using hydraulic fracturing techniques. Additional legislation, regulation, litigation, or moratoria could also lead to operational delays or lead us to incur increased operating or capital costs in the production of crude oil, natural gas and NGLs, including from the development of shale plays, or could make it more difficult to perform hydraulic fracturing or other drilling activities. If these legislative, regulatory, litigation, and other initiatives cause a material decrease in the drilling of new wells or an increase in drilling costs, our profitability could be materially impacted.

Ballot initiatives have been proposed in Colorado that could vastly expand the right of local governments to limit or prohibit oil and natural gas production and development in their jurisdictions and could impose additional regulations on production and development activities. If any initiative or legislation of this nature is implemented and survives legal challenge, additional limitations or prohibitions could be placed on crude oil, natural gas and NGL production and development within certain areas of Colorado or the state as a whole. Similar initiatives could be proposed in other states. This could adversely affect the cost, manner, and feasibility of development activities in Colorado or elsewhere, particularly those involving hydraulic fracturing, and significantly affect the value of our assets and our financial results and impede our growth.

Certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have advanced various options for ballot initiatives aimed at significantly limiting or preventing oil and natural gas development. Signatures for two such proposals were submitted for a vote at the November 2014 election. One proposed to amend the Colorado constitution to establish an “environmental bill of rights” that would have allowed local governments in Colorado the right, without limitation, to prohibit crude oil and natural gas development within their respective jurisdictions. The second proposal would have imposed a statewide mandatory minimum spacing, or setback, between oil and gas wells and occupied structures of 2,000 feet. As part of a compromise negotiated by Governor John Hickenlooper, both initiatives were withdrawn prior to the election and were not voted upon. In December 2015, interest groups filed a package of 11 potential ballot initiatives focused on restricting oil and gas development in Colorado. Among other things, these initiatives, if successful, could require mandatory setbacks, allow local control over drilling, and impose prohibitions on drilling. Additional proposals of this nature may be made in the future, including in other states. Should any such proposal be successful and survive legal challenge, it could have a materially adverse impact on our ability to drill and/or produce crude oil and natural gas in Colorado or elsewhere, and could materially impact our results of operations, production and reserves.

Moreover, pursuant to the compromise that resulted in the withdrawal of the 2014 ballot proposals, in February 2015, a task force created by the State of Colorado made recommendations for minimizing land use and other conflicts concerning the location of new oil and gas facilities. The task force ultimately approved and sent to Governor Hickenlooper for his review nine proposals. Three of the proposals required further legislative action, while the other six proposals required rulemaking or other regulatory action. The proposals contemplated (i) a senate bill that would postpone expiration of recently adopted regulations regarding air emissions; (ii) tasking the COGCC with crafting new rules related to siting of “large-scale” pads and facilities; (iii) requiring the industry to provide advance information about development plans to local governments; (iv) improving the COGCC’s local government liaison and designee programs; (v) adding 11 full-time staffers to the COGCC to improve inspections and field operations; (vi) bolstering the inspection staff and equipment for monitoring oil and gas facility air emissions and setting up a hotline for citizen health complaints at the Colorado Department of Public Health and Environment; (vii) creating a statewide oil and gas information clearinghouse; (viii) studying ways to ameliorate the impact of oil and gas truck traffic and (ix) creating a compliance-assistance program at the COGCC to help operators comply with the state’s changing rules and ensure consistent enforcement of rules by state inspectors. A number of additional proposals did not receive sufficient task force support to be included with the nine proposals, but may nevertheless result in future legislation or rulemakings.

In 2015 and into 2016, COGCC began a rulemaking to implement two of these recommendations (in particular items (ii) and (iii) identified above). With respect to recommendation (ii) above, the COGCC has finalized rules to permit “large-scale facilities” in “urban mitigation areas.” With respect to recommendation (iii) above, the COGCC finalized rules requiring operators to provide certain municipalities with public notice prior to engaging in operations. Both rules will become effective later in 2016. These rulemakings could impact our ability to develop and operate in certain areas in Colorado. The other seven recommendations, which were ministerial in nature and did not require a separate rulemaking, have been or are being implemented.

Legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas, natural gas liquids and oil we produce while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

On December 15, 2009, the EPA published its final findings that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHGs”) present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes.  These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act.  Accordingly, the EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and permitting and presumably requiring a reduction in GHG emissions from certain stationary sources.  In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010.  On November 30, 2010, the EPA released a final rule that expands its rule on reporting of GHG emissions to include owners and operators of petroleum and natural gas systems.

In the past, Congress has considered various pieces of legislation to reduce emissions of GHGs. Congress has not adopted any significant legislation in this respect to date, but could do so in the future. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such measures could include a carbon tax, which could result in additional direct costs to our operations. In the absence of such national legislation, many states and regions have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. For example, in February 2014, Colorado adopted rules directly regulating methane emissions from the oil and gas sector.

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

Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing, or fracking processes. Our operations could be adversely impacted if we are unable to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations. Currently, the quantity of water required in certain completion operations, such as hydraulic fracturing, and changing regulations governing usage may lead to water constraints and supply concerns (particularly in some parts of the country). Colorado and other western states have recently experienced a drought. As a result, future availability of water from certain sources used in the past may be limited. Moreover, the imposition of new environmental initiatives and conditions could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and natural gas. The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas waste, into navigable waters or other regulated federal and state waters. Permits or other approvals must be obtained to discharge pollutants to regulated waters and to conduct construction activities in such waters and wetlands. Uncertainty regarding regulatory jurisdiction over wetlands and other regulated waters has, and will continue to, complicate and increase the cost of obtaining such permits or other approvals. The CWA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations, and the Federal National Pollutant Discharge Elimination System General permits issued by the EPA, prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into coastal waters. While generally exempt under federal programs, many state agencies have also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. In October 2011, the EPA announced its intention to develop federal pretreatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the pretreatment rules will require coalbed methane and shale gas operations to pretreat wastewater before transferring it to treatment facilities Some states have banned the treatment of fracturing wastewater at publicly owned treatment facilities. There has been recent nationwide concern over earthquakes associated with Class II underground injection control wells, a predominant storage method for crude oil and gas wastewater. It is likely that new rules and regulations will be developed to address these concerns, possibly eliminating access to Class II wells in certain locations, and increasing the cost of disposal in others. Finally, the EPA study noted above has focused and will continue to focus on various stages of water use in hydraulic fracturing operations. It is possible that, following the conclusion of the EPA’s study, the agency will move to more strictly regulate the use of water in hydraulic fracturing operations. While we cannot predict the impact that these changes may have on our business at this time, they may be material to our business, financial condition, and operations. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells or the disposal or recycling of water will increase our operating costs and may cause delays, interruptions or termination of our operations, the extent of which cannot be predicted. In addition, our inability to meet our water supply needs to conduct our completion operations may impact our business, and any such future laws and regulations could negatively affect our financial condition, results of operations and cash flows.

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

On October 4, 2012, we established a technical services subsidiary, Pacific Energy Technology Services, LLC, which is 70% owned by us and 30% owned by STXRA, through which we plan to provide acquisition, engineering, and oil drilling and completion technology services in joint cooperation with STXRA in the United States and Pacific Rim countries.  While Pacific Energy Technology Services, LLC currently has no operations, only nominal assets and liabilities and limited capitalization, we anticipate actively developing this venture in 2016.  Due to the fact that this entity does not have an operating history and the fact that we have not previously provided technology services as part of its operations, there is a risk that we will not be successful in marketing this venture, that revenues will not develop and that Pacific Energy Technology Services, LLC will not be successful.  We may be subject to liability claims from clients of our planned services. Our product liability insurance and contractual limitations may not cover all potential claims. Our failure to provide services at a level requested by clients could cause us to lose revenue, as well as to experience delay in or loss of market acceptance and sales, or injury to our reputation.

Downturns and volatility in global economies and commodity and credit markets could materially adversely affect our business, results of operations and financial condition.

Our results of operations are materially affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, we may be adversely impacted if consumers of oil and gas are not able to access sufficient capital to continue to operate their businesses or to operate them at prior levels. A decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Because our operations depend on the demand for oil and used oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, gas and oil and gas related products could have a material adverse impact on our business, financial condition and results of operations.

Competition due to advances in renewable fuels may lessen the demand for our products and negatively impact our profitability.

Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns, which if successful could lower the demand for oil and gas. If these non-petroleum based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for oil and gas is decreased it could have an adverse effect on our operations and the value of our assets.

Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

From time to time, we are involved in lawsuits, regulatory inquiries and may be involved in governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity.

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity.

Governmental agencies may, among other things, impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or as a result of third-party challenges, require us to install additional pollution control equipment or require us to remediate potential environmental problems relating to any real property that we or our predecessors ever owned, leased or operated or any waste that we or our predecessors ever collected, transported, disposed of or stored. Individuals, citizens groups, trade associations or environmental activists may also bring actions against us in connection with our operations that could interrupt or limit the scope of our business. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against us. These could result in a material adverse effect on our prospects, business, financial condition and our results of operations.

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

The issuance of common stock upon conversion of our outstanding convertible bridge notes in the aggregate amount of $475,000 in principal and $48,000 of payment in kind, along with interest on the principal amount of such notes, which allow the holders thereof the right to convert such amounts from time to time, subject to certain limitations,  into common stock of the Company, as is determined by dividing the amount converted by a conversion price by the greater of (i) 80% of the average of the closing price per share of our publicly traded common stock for the five (5) trading days immediately preceding the date of the conversion notice provide by the holder; and (ii) $0.50 per share, will result in immediate and substantial dilution to the interests of other stockholders.

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

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock.  Up to $100,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 (File No. 333-191869) that we filed with the Securities and Exchange Commission on October 23, 2013, and which was declared effective on November 5, 2013.  To date, an aggregate of $17,888,000 in securities have been sold by us under the Form S-3, leaving $82,112,000 in securities which will be eligible for sale in the public markets from time to time, when sold and issued by us, subject to the requirements of Form S-3, which limits us, until such time, if ever, as our public float exceeds $75 million, from selling securities in a public primary offering under Form S-3 with a value exceeding more than one-third of the aggregate market value of the common stock held by non-affiliates of the Company every twelve months.  Additionally, if our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.  The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.

As of December 31, 2015, there were outstanding stock options to purchase approximately 3,058,890 shares of our common stock and outstanding warrants to purchase approximately 7,803,282 shares of common stock.  For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership.   The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We previously filed registration statements with the SEC on Form S-8 providing for the registration of an aggregate of approximately 10,218,386 shares of our common stock, issued, issuable or reserved for issuance under our equity incentive plans. Subject to the satisfaction of vesting conditions, the expiration of lockup agreements, any management 10b5-1 plans and certain restrictions on sales by affiliates, shares registered under registration statements on Form S-8 will be available for resale immediately in the public market without restriction.

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

Six of our directors and executive officers own approximately 17.1% of our common stock, and three of our major shareholders own approximately 24.5% of our common stock, which may give them influence over important corporate matters in which their interests are different from your interests.

Six of our directors and executive officers beneficially own approximately 16.7% of our outstanding shares of common stock, and our largest three non-director or officer shareholders own approximately 24.5% of our outstanding shares of common stock (including exercise of warrants and Series A Preferred stock permitted to be converted that is held thereby) based on a total of 46,986,497 shares of common stock outstanding as of March 25, 2016. These directors, executive officers and major shareholders will be positioned to influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions.  These directors, executive officers and major shareholders, subject to any fiduciary duties owed to the shareholders generally, may have interests different than the rest of our shareholders.  Their influence or control of our company may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other shareholders.  In addition, due to the ownership interest of these directors and officers in our common stock, they may be able to remain entrenched in their positions.

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

Our Board of Directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock.   Shares of preferred stock may be issued by our Board of Directors without shareholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders including having a preference over our common stock with respect to dividends or distributions on liquidation or dissolution. To date our Board of Directors has authorized Series A Convertible Preferred Stock, the rights and preferences associated therewith, and risks related to such preferred stock, is described in greater detail under “Risks Related to Our Series A Convertible Preferred Stock”.  We have also agreed to issue Series B Preferred stock in the event the GOM Merger closes as described in greater detail above under “Item 1. Business – Recent Developments - Entry into Merger Agreement with GOM Holdings, LLC”.

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

We are subject to the Continued Listing Criteria of the NYSE MKT and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE MKT. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE MKT may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE MKT’s listing requirements; if an issuer’s common stock sells at what the NYSE MKT considers a “low selling price” (generally trading below $0.20 per share for an extended period of time) and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT (provided that issuers can also be delisted if any shares of the issuer trade below $0.06 per share); or if any other event occurs or any condition exists which makes continued listing on the NYSE MKT, in its opinion, inadvisable.

If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

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

Our 66,625 outstanding shares of Series A Convertible Preferred stock are convertible into common stock on a 1,000:1 basis (subject to certain limitations on conversions described in the Series A Preferred designation), provided that no conversion of the Series A Convertible Preferred stock is allowed in the event the holder thereof would beneficially own more than 9.9% of our common stock or voting stock.

The issuance of common stock upon conversion of the Series A Convertible Preferred stock will result in immediate and substantial dilution to the interests of other stockholders since the holder of the Series A Convertible Preferred stock may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Series A Convertible Preferred stock. Although the Series A Convertible Preferred stock may not be converted if such conversion would cause the holder thereof to own more than 9.9% of our outstanding common stock, this restriction does not prevent the holder from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.9% limit. In this way, the holder of the Series A Convertible Preferred stock could sell more than this limit while never actually holding more shares than this limit allows. If the holder of the Series A Convertible Preferred stock chooses to do this, it will cause substantial dilution to the then holders of our common stock.

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

In February 2015, by resolution of the Board of Directors, we formally increased the size of our Board of Directors from three (3) members to five (5) members. Pursuant to the designation of the Series A Convertible Preferred stock, we provided the holder thereof the right, upon notice to us, to appoint designees to fill the two (2) vacant seats, one of which must be an independent director as defined by applicable rules.  In July 2015, David Z. Steinberg joined our Board of Directors as one of the holder’s independent director designees.  The holder’s second designee has not been appointed to date. The board appointment rights continue until the holder no longer holds any of the Tranche One Shares (defined above). The board appointment rights mean that assuming such rights are exercised; the common stock shareholders may only have the right to appoint 60% (three of five members) of our Board of Directors.

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

Oil and Gas Properties

The Company’s oil and gas properties are described under “Item 1. Business - Oil and Gas Properties”, “Our Core Areas”, “Our Non-Core Areas”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - D-J Basin Asset Reserves Estimates”, “Note 5 – Oil and Gas Properties” to the consolidated audited financial statements attached hereto and “Production Volumes” and “Supplemental Information on Oil and Gas Producing Activities” at the end of the consolidated audited financial statements attached hereto.

ITEM 3. LEGAL PROCEEDINGS

 On December 18, 2015, a complaint was filed against Red Hawk Petroleum, LLC (“Red Hawk”), our wholly-owned subsidiary, in the District Court, County of Weld, State of Colorado (Case Number:  2015CV31079) (the “Court”), pursuant to which Liberty Oilfield Services, LLC (“Liberty”) made various claims against Red Hawk in connection with certain completion services provided by Liberty to Red Hawk in November and December 2014.  The complaint alleges causes of action for foreclosure of lien, breach of contract, quantum meruit and account stated, and seeks payment of amounts allegedly owed, pre- and post-judgment interest, attorneys’ fees and court costs in connection with Red Hawk alleged failure to pay Liberty approximately $2.9 million in fees due for completion services provided by Liberty.   We and Liberty are in the process of attempting to negotiate a settlement of this matter, provided there can be no assurance that a settlement will be reached or if reached will be on favorable terms to us.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, other than the Liberty matter described above, we are not currently a party to any material legal proceeding.  In addition, other than the Liberty matter, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

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

The following high and low closing prices of our common stock, reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2015	$0.90	$0.34
June 30, 2015	0.74	0.45
September 30, 2015	0.45	0.22
December 31, 2015	0.29	0.11

March 31, 2014	$2.78	$1.93
June 30, 2014	2.44	1.77
September 30, 2014	2.02	1.51
December 31, 2014	1.64	0.40

Shareholders

As of March 25, 2016, there were approximately 916 holders of record of our common stock, not including any persons who hold their stock in “street name,” and one holder of our preferred stock.

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

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 66,625 shares have been designated “Series A Convertible Preferred Stock” (the “Series A Preferred”). On February 23, 2015 (the “Original Issuance Date”), the Company issued all 66,625 shares of Series A Preferred to Golden Globe Energy (US), LLC (“GGE”) in connection with the GGE Acquisition, all of which shares remain issued and outstanding as of the date of this filing.

The 66,625 shares of Series A Preferred issued to GGE (i) had a liquidation preference senior to all of the Company’s common stock equal to $400 per share (the “Liquidation Preference”) prior to the date the Shareholder Approval (defined below) was received, (ii) accrued an annual dividend equal to 10% of their Liquidation Preference, payable annually from the date of issuance (the “Dividend”) prior to the date the Shareholder Approval (defined below) was received, (iii) vote together with the common stock on all matters, with each share having one (1) vote, and (iv) since the date of the Shareholder Approval are convertible into common stock of the Company on a 1,000:1 basis. On October 7, 2015,  the Company obtained shareholder approval of the issuance of the Company’s common stock upon conversion of the Series A Preferred, and other related matters (the “Shareholder Approval”).  Notwithstanding the above, no conversion is allowed in the event the holder thereof would beneficially own more than 9.9% of the Company’s common stock or voting stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2015, with respect to our compensation plans under which common stock is authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)

Equity compensation plans approved by shareholders (1)	2,130,560	$0.94	3,425,340	(2)
Equity compensation plans not approved by shareholders (3)	8,731,617	$1.64	-
Total	10,862,177	$1.50	3,425,340

(1)
Consists of (i) options to purchase 310,136 shares of common stock issued and outstanding under the Pacific Energy Development Corp. 2012 Amended and Restated Equity Incentive Plan, (ii) options to purchase 3,424 shares of common stock issued and outstanding under the Blast Energy Services, Inc. 2009 Incentive Plan, and (iii) options to purchase 1,817,000 shares of common stock issued and outstanding under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(2)	Consists of 3,425,340 shares of common stock reserved and available for issuance under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(3)
Consists of (i) options to purchase 928,335 shares of common stock granted by Pacific Energy Development Corp. to employees and consultants of the company in October 2011 and June 2012, and (ii) warrants to purchase 7,803,282 shares of common stock granted by PEDEVCO Corp. to placement agents, investors and consultants between March 2013 and September 2015.

Stock Transfer Agent

Our stock transfer agent is First American Stock Transfer, located at 4747 N. 7th Street, Suite 170, Phoenix, AZ 85014.

Recent Sales of Unregistered Securities

None.

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

On May 13, 2015, we filed a preliminary Rule 424(b)(5) prospectus supplement and on May 13, 2015, we filed a final Rule 424(b)(5) prospectus supplement relating to the primary offering by us in a fully-underwritten offering of 5,600,000 shares of common stock at a public offering price per share of $0.50.  The underwriter of the offering (National Securities Corporation) was also provided an option to purchase an additional 840,000 shares from us, at the public offering price less the underwriting discount, within 45 days of the offering to cover over-allotments, if any, which overallotment option was exercised with respect to 766,197 shares by the underwriters. The offering (including the sale of the underwriters’ overallotment shares) closed on May 19, 2015. The net proceeds to us from our sale of the common stock (including the shares sold in connection with the exercise of the underwriters’ overallotment) were $2,700,000 (after deducting the underwriting discount and commissions and offering expenses payable by us, and payment by us of an advisory fee equal to 2% of the public offering price per share due and payable to Casimir Capital L.P., the Company’s financial advisor).  No further shares will be sold under the prospectus supplement.

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

Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand.  As of December 31, 2015, we held approximately 16,158 net D-J Basin acres located in Weld and Morgan Counties, Colorado through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of December 31, 2015, we hold interests in 53 gross (15.6 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and currently producing, 17 gross (3.1 net) wells are non-operated and 22 wells have an after-payout interest.

In February 2015, we continued to expand our D-J Basin position through the acquisition, of additional oil and gas working interests from Golden Globe Energy (US), LLC (“GGE” and the “GGE Acquisition”), which includes approximately 12,977 additional net acres in the D-J Basin located almost entirely within Weld County, Colorado, including acreage located in the prolific Wattenberg core area, and interests in 53 gross wells with an estimated then-current net daily production of approximately 500 Boepd as of February 7, 2015. The majority of these assets were originally conveyed to GGE’s predecessor-in-interest, RJ Resources Corp., by us in March 2014 in connection with the Continental Acquisition, and are now included in our D-J Basin Asset. See further details regarding this transaction below under “Item 13. Certain Relationships and Related Transactions, and Director Independence– Golden Globe Energy (US), LLC.”

Additionally, in February 2015, the Company sold to MIE Jurassic Energy Corp. (“MIEJ”), its then 80% partner in Condor Energy Technology, LLC (“Condor”), the Company's (i) 20% interest in Condor, and (ii) approximately 972 net acres and interests in three wells located in the Company’s legacy, non-core Niobrara acreage located in Weld County, Colorado, that were directly held by the Company in Condor-operated wells. The assets being sold included working interests in five Condor-operated wells that produced approximately 26 barrels of oil per day, net to the Company's interest, as of February 2015, as well as approximately 2,300 net acres to the Company's interest in non-core Niobrara areas. The Company and MIEJ also agreed to aggregate all liabilities owed by the Company to MIEJ and Condor, reducing our debt outstanding with MIEJ and Condor from approximately $9.4 million to $4.925 million and revising and extending the terms of the outstanding debt due to MIEJ, and reducing our senior debt by $500,000 through MIEJ’s direct repayment of principal due to our senior lenders.

After giving effect to the GGE Acquisition and the divestiture of our legacy non-core Niobrara assets to MIEJ as discussed above and certain lease expirations that occurred during 2015,  we currently hold approximately 16,158 net operated acres in our D-J Basin Asset, and we hold interests in 53 gross (15.6 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by our wholly-owned subsidiary, Red Hawk and are currently producing, 17 gross (3.1 net) wells are non-operated, and 22 wells have an after-payout interest and are producing approximately 357 gross (287 net) Boepd from our D-J Basin Asset.

We have also acquired an approximate 5% interest in a Canadian publicly-traded company which holds a 100% working interest in production and exploration licenses covering an approximate 380,000 acre oil and gas producing asset located in the Pre-Caspian Basin in Kazakhstan.  In connection with our recent GGE Acquisition, we provided GGE a one-year option to acquire our interest in our Kazakhstan opportunity for $100,000, which they allowed to expire, described in greater detail below under “Item 13. Certain Relationships and Related Transactions, and Director Independence– Golden Globe Energy (US), LLC.”

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

We have listed below the total production volumes and total revenue net to the Company for the years ended December 31, 2015, 2014 and 2013 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis.

	For the Years Ended December 31,
	2015	2014(1)	2013(1)
Oil:
Total Production (Bbls)	117,365	57,753	16,065
Average sales price (per Bbl)	$41.13	$80.06	$90.30
Natural Gas:
Total Production (Mcf)	343,967	94,981	13,560
Average sales price (per Mcf)	$1.54	$5.42	$5.95
Oil Equivalents:
Total Production (Boe) (2)	174,693	73,583	18,325
Average Daily Production (Boe/d)	479	202	50
Average Production Costs (per Boe)(3)	$6.63	$15.78	$27.36
_________________________

(1)
Amounts reflect results for continuing operations and exclude results for discontinued operations related to non-core North Sugar Valley located in Matagorda County, Texas and White Hawk Petroleum, LLC assets located in McMullen County, Texas, sold or held for sale as of December 31, 2014 and 2013.

(2)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

(3)	Excludes ad valorem and severance taxes.

Detailed information about our business plans and operations, including our core DJ Basin Asset is contained under “Part 1” - “Item 1. Business” beginning on page 4 of this Annual Report.

D-J Basin Asset Reserves Estimates

The following table sets forth as of December 31, 2015, the estimated net proved oil and natural gas reserves and the estimated present value (discounted at an annual rate of ten percent (10%)) of estimated future net revenues before future income taxes (PV-10) of our reserves with respect solely to the Niobrara “A”, “B” and “C” Benches of our D-J Basin Asset after giving effect to the GGE Acquisition and the divestiture of our non-core Niobrara interests to MIEJ, each prepared in accordance with assumptions described by the SEC.  The information presented below does not reflect any reserves that may be attributable to the Codell, Greenhorn, J-Sands or other prospective formations available for development in the D-J Basin, formations that are actively being pursued by companies in our area and which we will be eagerly watching their operations and results. Lastly, these numbers only reflect a development plan that contemplates developing approximately 6% of our available D-J Basin Asset acreage.

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

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting requirements.

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

Reserve Category	Oil	Natural Gas	Total	PV-10(2)
	(MBbls)	(MMcf)	(Mboe) (1)	('000s)
Proved Reserves
Total Proved Developed Producing (PDP)	306	901	456	4,987
Total Proved Undeveloped Producing (PUD)	2,125	9,351	3,684	21,182
Total Proved Reserves (1P)	2,431	10,252	4,140	26,169

Additional Reserves
Total Probable Developed Producing (PBDP)	98	296	147	1,830
Total Probable Undeveloped (PBUD)	222	80	235	3,672
Total Probable Reserves	320	376	382	5,502
Total 2P Reserves (Proved + Probable)	2,751	10,628	4,522	31,671

Total Possible Developed (PSDP)	34	97	50	153
Total Possible Undeveloped (PSUD)	265	1,110	450	1,061
Total Possible Reserves	299	1,207	500	1,214
Total 3P Reserves (Proved + Probable + Possible)	3,050	11,835	5,022	32,885

(1)	6 Mcf of natural gas is equivalent to 1 barrel of oil.
(2)
In accordance with applicable financial accounting and reporting requirements of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2015. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended at December 31, 2015. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

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

We plan to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to approximately $36 million during the period from January 1, 2016 to December 31, 2016 in order to achieve our plans.  We expect our projected cash flow from operations combined with our existing cash on hand and the $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available under our current debt facility and a $25 million debt facility we are seeking to close in April or May 2016 will be sufficient to fund our drilling plans and our operations for the next twelve months.   In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2016 capital expenditures and/or repay or refinance a portion or all of our outstanding debt.  There is no assurance we will be able to complete the financing contemplated for April or May 2016.  If we are unable to complete the financing, we will not be able to access the $13.5 million available under our current debt facility and our liquidity and the continuation of our operations will be adversely affected and our drilling plans will be delayed and we will be required to seek additional financing from other sources. There are no assurances that such alternative financing will be available.

Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures are largely discretionary and within our control. If oil and natural gas prices continue to decline or fail to improve or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, timing of regulatory approvals, availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

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

We received $29,325,000 before expenses in connection with the sale of the Initial Notes after paying the Investors an original issue discount in connection with the sale of the Initial Notes of $1,725,000 (5% of the balance of the Initial Notes); and an underwriting fee of $3,450,000 (10% of the balance of the Initial Notes). In connection with the Note Purchase, we also reimbursed approximately $190,000 of the legal fees and expenses of the Investors’ counsel, and paid Casimir Capital LP (“Casimir”), our investment banker in the transaction, a fee of $1,742,000, resulting in net proceeds of approximately $27,393,000 which was received by us on March 7, 2014.

From time to time, subject to the terms and conditions of the Note Purchase (including the requirement that we have deposited funds in an aggregate amount of any additional requested loan into a segregated bank account (the “Company Deposits”)), and prior to the Maturity Date (defined below), we have the right to request additional loans (to be evidenced by notes with substantially similar terms as the Initial Notes, the “Subsequent Notes”, and together with the Initial Notes, the “Notes”) from RJC, currently up to an additional $13.5 million in total or an aggregate of $50 million together with the Initial Notes and approximately $2 million of Subsequent Notes issued in 2014.  We are required to pay original issue discounts in the amount of 5% of the funds borrowed, underwriting fees in the amount of 10% of the amount of the funds borrowed, reimburse certain of the legal fees of RJC’s counsel, and pay applicable fees to Casimir representing 5% of any funds borrowed, in connection with funds borrowed under any Subsequent Notes.  Funds borrowed under any Subsequent Notes are only eligible to be used by us, together with Company Deposits, for approved AFEs issued for a well or wells to be drilled and completed on any properties acquired in connection with the Continental Acquisition.  The total aggregate amount of any Subsequent Notes cannot exceed $15.5 million and in the event we drill a dry hole, we are prohibited from using the proceeds from the sale of any Subsequent Notes, without the consent of RJC.

In addition, during the year ended December 31, 2014, the Company borrowed $1,967,000 for drilling activities(net proceeds of $1,593,000 , which was reduced from the $1,967,000 by deferred financing costs of $276,000 related to underwriting fees and a 5% original issue discount of $98,000). There were no borrowings made under the Senior Notes during the year ended December 31, 2015.   As of December 31, 2015, there was approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available to draw down under Subsequent Notes from RJC.  The Notes are due and payable on March 7, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time.

As additional consideration for the initial Note Purchase transaction and for GGE agreeing to purchase the Subsequent Notes, GGE acquired ownership of 50% of all of our oil and gas assets and properties acquired in connection with the Continental Acquisition, and 50% of our interests in our Kazakhstan non-core asset.

The Notes initially bore interest at the rate of 15% per annum (subject to the letter agreements described below), payable monthly in arrears, on the first business day of each month beginning April 1, 2014 (in connection with the Initial Notes), provided that upon the occurrence of an event of default, the Notes bear interest at the lesser of 30% per annum and the maximum legal rate of interest allowable by law. We can prepay all or any portion of the principal amount of Notes, without premium or penalty.  The Notes include standard and customary events of default.

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

On April 24, 2015, certain of our Investors agreed to allow us to defer the mandatory principal repayments and interest payments due under the Notes for the months of May and June 2015, with such deferred amounts to be used to renew, extend, re-lease or otherwise acquire leases, which then became additional collateral under the Notes.  The aggregate principal and interest that was deferred was approximately $524,000, which amount has been capitalized and added to the principal due under the PEDEVCO Senior Loan as of July 31, 2015 and is due upon maturity.  The Company was also charged a one-time deferral fee of $354,000, the amount of the principal and interest deferred under this agreement, of which $320,000 was expensed as additional interest and the balance was added to the principal and due upon maturity. As additional consideration for the deferral, on September 10, 2015, we issued warrants exercisable for an aggregate of 349,111 shares of our common stock to the Investors participating in the deferral.  Each warrant has a 3 year term and is exercisable on a cashless basis at an exercise price of $1.50 per share.

On August 28, 2015, we entered into agreements with the Investors to (i) defer until the maturity date of the Notes the mandatory principal payments that would otherwise be due and payable by us on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, (ii) HEARTLAND Bank agreed to change the frequency of payment of accrued interest and mandatory principal repayments from monthly to semi-annually, with the next interest payment due February 1, 2016 and the next mandatory principal repayment due August 3, 2016, and with us agreeing to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund starting in February 2016 which we shall pay to HEARTLAND Bank every six months when due and owing, (iii) RJC agreed to defer all interest payments otherwise due and payable by us to RJC during the period commencing on August 1, 2015 through January 31, 2016 (the “Waiver Period”), which deferred interest is added to principal each month during the Waiver Period, (iv) certain other holders agreed to (a) defer until the maturity date of their Notes 12/17ths of the interest payments that would otherwise be due and payable by us to them on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, and (b) have us pay in cash 5/17ths of such interest payments per month, with all deferred interest being added to principal each month until the maturity date of the Notes, and (v) SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub and RJC agreed to increase the interest rate under their Senior Notes from 15% to 17% per annum on all outstanding principal under their Notes during the Waiver Period.  These deferrals agreed upon with our Investors (the “August-January Deferrals”) reduced our monthly cash interest payments and mandatory principal repayments from approximately $600,000 per month prior to these agreements, to approximately $100,000 per month during the Waiver Period after giving effect to the changes agreed upon under these agreements, thereby providing us with an estimated $500,000 per month in reduced cash flow requirements during the Waiver Period.

As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, we issued warrants exercisable on a cash-only basis for an aggregate of 1,201,004 shares to the lenders, proportionately based on their individual principal, which grants were subject to NYSE MKT additional listing approval, which has been received.  The warrants have a three year term and are exercisable on a cash-only basis at a price of $0.75 per share.  In addition, in the event the aggregate total of principal and interest deferred in connection with the August-January deferrals exceeds $900,000 over the Waiver Period, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, we will proportionately grant additional warrants such that the total aggregate number of shares of our common stock exercisable under all warrants granted will equal the total principal and interest deferred by such Investors divided by $0.75.  As of December 31, 2015, the amount of deferred interest and deferred principal was $2,527,000 and $519,000, respectively.

In addition, we agreed to prepare and deliver to RJC a monthly budget in form and substance reasonably satisfactory to RJC, and such financial statements as RJC may reasonably request.  The monthly budget is required to include a cash flow forecast and detail of all anticipated non-recurring expenses and non-cash budget items, and we are required to comply with the budgeted expenses set forth therein in all material respects, provided, however, that a variance of less than 10% with respect to the expenses, on an aggregate basis, is permitted.

On January 29, 2016, we entered into a Letter Agreement (the “Letter Agreement”) with the Investors and the Agent. The Letter Agreement extends by one (1) month, through February 29, 2016, the deferral of the payment of interest and principal due under the Notes (the “Deferral Extension”). The purpose of the Deferral Extension is to provide the Company with the financial resources and runaway it believes it needs to fully-focus upon and consummate the merger with GOM. Specifically, pursuant to the Letter Agreement, (i) all Investors agreed to further defer until the maturity date of their Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through February 29, 2016, (ii) HEARTLAND Bank agreed to change the next scheduled semi-annual interest payment due from February 1, 2016 to March 1, 2016 (with interest due and payable thereafter on a semi-annual basis) and to change the next mandatory principal repayment due date to September 3, 2016, and the Company agreed to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund which the Company shall pay to HEARTLAND Bank every six months when due and owing, and (iii) Senior Health Insurance Company of Pennsylvania (“SHIP”) (as successor-in-interest to BRe BCLIC Primary), BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC agreed to (a) defer until the maturity date of their Notes and the junior note held by RJC (the “RJC Junior Note”) all of the interest payments that would otherwise be due and payable by the Company to them in February 2016; (b) return the interest rate under each of their Notes to 15% per annum, and the interest rate under the RJC Junior Note to 12% cash pay per annum, effective January 31, 2016; and (c) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of March 1, 2016, subject to NYSE MKT additional listing approval.

On March 7, 2016, the Company entered into a Letter Agreement, dated March 1, 2016 (the “March Letter Agreement”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC (collectively, the “Original Lenders”), and the Agent, which extends the Deferral Extension by one (1) month, through March 31, 2016.   Pursuant to the March Letter Agreement, the Original Lenders agreed to (i) further defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through March 31, 2016,  (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them in March 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued; and (iii) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of April 1, 2016, subject to NYSE MKT additional listing approval.

The Company estimates that up to an aggregate of approximately $4.5 million in total interest and principal payments may be deferred pursuant to these agreements through March 2016, in which event warrants exercisable solely on a cash basis for approximately an additional 4.8 million shares of Company common stock at an exercise price of $0.75 per share will be granted pro rata to the Investors (other than to HEARTLAND Bank) in May 2016.

Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note

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

Financial Summary

We had total current assets of $4.7 million as of December 31, 2015, including cash of $1.1 million, compared to total current assets of $9.6 million as of December 31, 2014, including a cash balance of $6.7 million.

We had total assets of $64.7 million as of December 31, 2015 and $41.7 million as of December 31, 2014. Included in total assets as of December 31, 2015 and December 31, 2014 were $58.9 million and $19.9 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $2.2 million, respectively, in unproved oil and gas properties not subject to amortization,

We had total liabilities of $49.6 million as of December 31, 2015, including current liabilities of $7.6 million, compared to total liabilities of $43.2 million as of December 31, 2014, including current liabilities of $20.3 million.

We had negative working capital of $2.7 million, total shareholders’ equity of $15.0 million and a total accumulated deficit of $82.1 million as of December 31, 2015, compared to negative working capital of $10.7 million, total shareholders’ deficit of $15.0 million and a total accumulated deficit of $82.1 million as of December 31, 2014.

Results of Operations

Comparison of the Year Ended December 31, 2015 with the Year Ended December 31, 2014

Oil and Gas Revenue. For the year ended December 31, 2015, we generated a total of $5,326,000 in revenues, compared to $4,812,000 for the year ended December 31, 2014. The increase of $514,000 was primarily due to the increased revenue resulting from production acquired in the GGE Acquisition as of February 2015. Production volume more than doubled from 73,583 boe in 2014 to 174,693 in 2015 (mostly due to the acquisition in early 2015), while the average selling price per barrel decreased from $80.06 in 2014 to $41.13 in 2015 due to the worldwide decline in oil prices.

Lease Operating Expenses. For the year ended December 31, 2015, lease operating expenses associated with the oil and gas properties were $1,830,000, compared to $1,674,000 for the year ended December 31, 2014. The increase of $156,000 was primarily due to the increased lease operating expenses from the increased production (resulting from the GGE Acquisition as of February 2015). The average production costs per boe decreased from $15.78 in 2014 to $6.63 in 2015. The decrease in production costs per boe was due to a much larger increase of production volume relative to the increase in costs incurred and diligent efforts to reduce the costs of repairs and improved efficiency of collection systems.

Exploration Expense. For the year ended December 31, 2015, exploration expense was $701,000 compared to $1,306,000 for the year ended December 31, 2014. The decrease of $605,000 was primarily related to the acquisition of seismic data and lease extension expense in the prior year period, as drilling activity for operated wells in 2015 was significantly lower than in the prior year (no new operated wells were drilled in 2015).

Selling, General and Administrative Expenses. For the year ended December 31, 2015, selling, general and administrative (“SG&A”) expenses were $6,962,000, compared to $8,712,000 for the year ended December 31, 2014. The decrease of $1,750,000 was primarily due to a decrease in stock compensation expense, as a result of reduced stock grants at reduced stock prices during the period, and decreased accounting, legal and other professional fees.  The components of SG&A expense are summarized below (amounts in thousands):

	For the Year Ended
	December 31,		Increase/
	2015	2014	(Decrease)
Payroll and related costs	$1,993	$1,979	$14
Stock compensation expense	3,602	4,306	(704)
Legal fees	225	645	(420)
Accounting and other professional fees	494	1,122	(628)
Insurance	95	94	1
Travel and entertainment	83	168	(85)
Office rent, communications and other	470	398	72
	$6,962	$8,712	$(1,750)

Impairment of Oil and Gas Properties.  For the year ended December 31, 2015, impairment of oil and gas properties was $1,337,000, compared to $5,416,000 for the year ended December 31, 2014. The impairment in 2015 results from the impairment of non-core undeveloped leases that we allowed to expire or currently have no plans to drill prior to expiration.  We recorded $5,377,000 as a one-time impairment related to our Mississippian asset in the fourth quarter of 2014 resulting from the expiration of leases.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the year ended December 31, 2015, DD&A costs were $5,145,000, compared to $954,000 for the year ended December 31, 2014. The $4,191,000 increase was primarily due to the increased production in the current period (related to production from the GGE Acquisition in February 2015), and the reduction of proved developed reserves in the latest reserve report as of December 31, 2015

Loss on Settlement of Payables. For the year ended December 31, 2014, loss on settlement of payables was $39,000 related to the settlement of payables with our common stock. We had no loss on settlement of payables for the year ended December 31, 2015.

Gain (Loss) on Sale of Oil and Gas Properties. For the year ended December 31, 2015, gain on sale of oil and gas properties was $525,000, compared to a loss on sale of oil and gas properties of $5,366,000 for the year ended December 31, 2014.  The gain on sale of oil and gas properties for the year ended December 31, 2015, was related to the MIE Jurassic Energy Corporation (“MIEJ”) Settlement Agreement for a gain of $275,000 and the assignment of our interest in 8 wells to Dome Energy for a gain of $250,000. The loss on sale of oil and gas properties for the year ended December 31, 2014 was primarily due to the sale to GGE of 50% of the assets acquired from Continental, partially offset by a gain related to the sale of the White Hawk properties in the same period.

Gain (Loss) on Sale of Equity Investment. For the year ended December 31, 2015, gain on sale of equity investment was $566,000, compared to loss on sale of equity investment of $1,028,000 for the year ended December 31, 2014.  The gain on sale of equity investments for the year ended December 31, 2015, was related to the sale of the Condor properties to MIEJ. The loss on sale of equity investments for the year ended December 31, 2014, was related to the sale of 50% of the equity in PEDCO MSL Merger Sub, LLC to GGE.

Loss on Sale of Asia Sixth Interest. For the year ended December 31, 2014, loss on sale of Asia Sixth was $1,945,000 related to the sale of 50% of that asset to GGE. We had no loss on sale of Asia Sixth Energy Resources Limited (“Asia Sixth”) for the year ended December 31, 2015.

Other Income (Expense). For the year ended December 31, 2015, other expense was $11,672,000, compared to $10,401,000 for the year ended December 31, 2014. The increase in other expense of $1,271,000 was primarily due to the increased interest expense of $4,045,000 primarily due to increased debt and financing costs related to debt for the GGE Acquisition, partially offset by the positive impact of the $2,192,000 gain on extinguishment of debt in the current period.

Net Loss Attributable to PEDEVCO Common Shareholders. For the year ended December 31, 2015, net loss attributable to PEDEVCO common shareholders was $21,316,000, compared to a net loss attributable to PEDEVCO common shareholders of $29,874,000 for the year ended December 31, 2014. The decrease in net loss of $8,558,000 was primarily due to the reasons described above.

Cash Flows from Operating Activities. We had net cash used in operating activities of $7,619,000 for the year ended December 31, 2015, which was an increase of $2,752,000 as compared to the prior year period. This increase was primarily due to an unfavorable change in operating assets and liabilities of $4,586,000, offset somewhat by a lower net loss of $1,584,000 after adjustments for non-cash expenses in the year ended December 31, 2015 compared to the prior year.

Cash Flows from Investing Activities. We had net cash provided by investing activities of $265,000 for the year ended December 31, 2015, which was an increase of $16,342,000 as compared to the prior year period. Cash provided by investing activities in 2015 were generated from sales of non-core oil and gas properties.  In the prior year, cash was used primarily for oil and gas property acquisitions in the amount of $28,571,000 and issuance of notes receivables of $2,374,000, partially offset by $16,186,000 of proceeds for the sale and disposition of oil and gas properties, equity investments and acquisition deposits.

Cash Flows from Financing Activities. We had net cash provided by financing activities of $1,817,000 for the year ended December 31, 2015, which was a decrease of $19,189,000 as compared to the prior year period. Cash provided by financing activities in 2015 is principally from the net proceeds of $2,780,000 from issuances of common stock offset by repayments of debt.  In the prior year, cash was provided from the proceeds of $21,226,000 from the issuance of the senior credit facility and proceeds of $8,363,000 from the issuance of common stock, partially offset by cash paid of $5,658,000 for deferred financing costs and cash paid of $2,530,000 to repay a portion of the Company’s outstanding notes payable.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during 2015 and 2014, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 1992. Based on our assessment, management believes that the Company’s internal controls over financial reporting were effective as of December 31, 2015. However, the Company recognizes that the most current criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework was issued in 2013. The Company plans to take the following steps to become compliant to the most current criteria:

●	Perform an assessment of the current inventory of internal controls over financial reporting against the most current Framework

●	Identify any control enhancements or changes which would more effectively address the most current Framework

●	Implement any control enhancements

●	Report the effectiveness of the controls under the Integrated Framework that was issued in 2013

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

On January 7, 2016, the Company granted options to purchase shares of common stock to its executive officers at an exercise price of $0.22 per share, pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process, as follows: (i) an option to purchase 280,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli; (ii) an option to purchase 300,000 shares to President and Chief Financial Officer Michael L. Peterson; and (iii) an option to purchase 280,000 shares to Executive Vice President and General Counsel Clark R. Moore. The options have terms of five years and fully vest in July 2017. 50% vest six months from the date of grant, 30% vest one year from the date of grant, and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company.

On January 7, 2016, the Company granted shares of its restricted common stock to its executive officers pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process as follows: (i) 600,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli; (ii) 600,000 shares to President and Chief Financial Officer Michael L. Peterson; and (iii) 550,000 shares to Executive Vice President and General Counsel Clark R. Moore. 50% of the shares vest on the six month anniversary of the grant date, 30% vest on the twelve month anniversary of the grant date, and 20% vest on the eighteen month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

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

Name	Age	Position

Frank C. Ingriselli	61	Executive Chairman of the Board and Chief Executive Officer
Michael L. Peterson	54	President and Chief Financial Officer
Clark Moore	43	Executive Vice President, General Counsel and Secretary
Elizabeth P. Smith	66	Director
David C. Crikelair	68	Director
David Z. Steinberg	33	Director

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

By resolution of the Board of Directors on or around February 23, 2015, we formally increased the size of our Board of Directors from three (3) members to five (5) members, and provided GGE the right pursuant to the Purchase Agreement and the certificate of designation designating the Series A Preferred, upon notice to the Company, to appoint designees to fill the two (2) vacant seats, one of which must be an independent director as defined by applicable rules. Mr. Steinberg is one of the Series A Preferred shareholder designees to the Board of Directors and the Series A Preferred stockholder has not yet designated any further members of the Board of Directors at this time. The Board appointment rights continue until GGE no longer holds any of the Tranche One Shares (as defined in the Series A Designation).

 Business Experience

The following is a brief description of the business experience and background of our current directors and executive officers.  There are no family relationships among any of the directors or executive officers.

 Frank C. Ingriselli, Executive Chairman of the Board and Chief Executive Officer

Mr. Ingriselli has served as our Executive Chairman of the board of directors and Chief Executive Officer since our acquisition of Pacific Energy Development in July 2012, and as our President from July 2012 to October 2014. Mr. Ingriselli also served as the President, Chief Executive Officer, and Director of Pacific Energy Development since its inception in February 2011 through its July 2012 acquisition by the Company. Mr. Ingriselli began his career at Texaco, Inc. in 1979 and held management positions in Texaco’s Producing-Eastern Hemisphere Department, Middle East/Far East Division, and Texaco’s International Exploration Company. While at Texaco, Mr. Ingriselli negotiated a successful foreign oil development investment contract in China in 1983. In 1992, Mr. Ingriselli was named President of Texaco International Operations Inc. and over the next several years directed Texaco’s global initiatives in exploration and development. In 1996, he was appointed President and CEO of the Timan Pechora Company, a Houston, Texas headquartered company owned by affiliates of Texaco, Exxon, Amoco and Norsk Hydro, which was developing an investment in Russia. In 1998, Mr. Ingriselli returned to Texaco’s Executive Department with responsibilities for Texaco’s power and natural gas operations, merger and acquisition activities, pipeline operations and corporate development. In August 2000, Mr. Ingriselli was appointed President of Texaco Technology Ventures, which was responsible for all of Texaco’s global technology initiatives and investments. In 2001, Mr. Ingriselli retired from Texaco after its merger with Chevron, and founded Global Venture Investments LLC, which we refer to as GVEST, an energy consulting firm, for which Mr. Ingriselli continues to serve as the President and Chief Executive Officer. We believe Mr. Ingriselli’s positions with GVEST require only an immaterial amount of Mr. Ingriselli’s time and do not conflict with his roles or responsibilities with our company. In 2005, Mr. Ingriselli co-founded Erin Energy Corporation (NYSE: ERN) (formerly CAMAC Energy, Inc.) an independent energy company headquartered in Houston, Texas, and served as its President, Chief Executive Officer and a member of its board of directors from 2005 to July 2010.

From 2000 to 2006, Mr. Ingriselli sat on the board of directors of the Electric Drive Transportation Association (where he was also Treasurer) and the Angelino Group, and was an officer of several subsidiaries of Energy Conversion Devices Inc., a U.S. public corporation engaged in the development and commercialization of environmental energy technologies. From 2001 to 2006, he was a Director and Officer of General Energy Technologies Inc., a “technology facilitator” to Chinese industry serving the need for advanced energy technology and the demand for low-cost high quality components, and Eletra Ltd, a Brazilian hybrid electric bus developer. Mr. Ingriselli currently sits on the Advisory Board of Directors of the Eurasia Foundation, a Washington D.C.-based non-profit that funds programs that build democratic and free market institutions in the new independent states of the former Soviet Union, and since May 2015, as a non-executive director of Caspian Energy Inc., an oil and gas exploration company operating in Kazakhstan.

Mr. Ingriselli graduated from Boston University in 1975 with a Bachelor of Science degree in Business Administration. He also earned a Master of Business Administration degree from New York University in both Finance and International Finance in 1977 and a Juris Doctor degree from Fordham University School of Law in 1979.

Mr. Ingriselli brings to the board of directors over 37 years’ experience in the energy industry. The board of directors believes that Mr. Ingriselli’s experience with our acquired subsidiary Pacific Energy Development and the insights he has gained from these experiences will benefit our future plans to evaluate and acquire additional oil producing properties and that they qualify him to serve as our director.

 Michael L. Peterson, President and Chief Financial Officer

Mr. Peterson has served as our Chief Financial Officer since our acquisition of Pacific Energy Development in July 2012, as our Executive Vice President from our acquisition of Pacific Energy Development in July 2012 to October 2014, and as our President since October 2014. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of our board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of us, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). In addition, since February 2006, Mr. Peterson has served as founder and managing partner of California-based Pascal Management, a manager of hedge and private equity investments, which we believe requires only an immaterial amount of Mr. Peterson’s time and does not conflict with his roles or responsibilities with us. From 2005 to 2006, Mr. Peterson co-founded and became a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high net worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President with the responsibility for a team of professionals that advised and managed over $7 billion in assets. Mr. Peterson speaks Mandarin Chinese.

Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Clark R. Moore, Executive Vice President, General Counsel and Secretary

Mr. Moore has served as our Executive Vice President, General Counsel, and Secretary since our acquisition of Pacific Energy Development in July 2012 and has served as the Executive Vice President, General Counsel, and Secretary of Pacific Energy Development since its inception in February 2011. Mr. Moore began his career in 2000 as a corporate attorney at the law firm of Venture Law Group located in Menlo Park, California, which later merged into Heller Ehrman LLP in 2003. In 2004, Mr. Moore left Heller Ehrman LLP and launched a legal consulting practice focused on representation of private and public company clients in the energy and high-tech industries. In September 2006, Mr. Moore joined Erin Energy Corporation (NYSE: ERN) (formerly CAMAC Energy, Inc.), an independent energy company headquartered in Houston, Texas, as its acting General Counsel and continued to serve in that role through June 2011.

Mr. Moore received his J.D. with Distinction from Stanford Law School and his B.A. with Honors from the University of Washington.

Elizabeth P. Smith, Director

Ms. Smith joined our board of directors on September 10, 2013, immediately prior to the listing of our common stock on the NYSE MKT. Ms. Smith retired from Texaco Inc. as Vice President-Investor Relations and Shareholder Services in late 2001 following its merger with Chevron Corp. Ms. Smith was also the Corporate Compliance Officer for Texaco and was a member of the Board of Directors of The Texaco Foundation. Ms. Smith joined Texaco’s Legal Department in 1976. As an attorney in the Legal Department, Ms. Smith handled administrative law matters and litigation. She served as Chairman of the American Petroleum Institute’s Subcommittee on Department of Energy Law for the 1983-1985 term. Ms. Smith was appointed Director of Investor Relations for Texaco, Inc. in 1984, and was named Vice President of the Corporate Communications division in 1989. In 1992, Ms. Smith was elected a Vice President of Texaco Inc. and assumed additional responsibilities as head of that company’s Shareholder Services Group. In 1999, Ms. Smith was named Corporate Compliance Officer for Texaco. Ms. Smith served as a Director of Pacific Asia Petroleum, Inc. until its merger with Erin Energy Corporation (formerly CAMAC Energy, Inc.) in April of 2010.

 Ms. Smith was elected to the Board of Directors of Finance of Darien, Connecticut, in November 2007, and since November 2010, served as the Chairman until November 2015, when she did not run for re-election.  In June of 2012, Ms. Smith was elected a Trustee of St. Luke’s School in New Canaan, Connecticut, and in 2013, Ms. Smith was elected as Treasurer of the Board of Directors of Trustees. Ms. Smith also serves on the Financial Affairs Committee and the Investment Committee. From 2007 through 2010, Ms. Smith has also served as a Board of Directors Member of the Community Fund of Darien, Connecticut, and from 1996 through 2006, Ms. Smith served on the Board of directors of INROADS/Fairfield Westchester Counties, Inc. From 2002 through 2005, Ms. Smith served as a member of the Board of Directors of Families With Children From China-Greater New York, and from 2004 through 2005, she served as a member of the Board of Directors of The Chinese Language School of Connecticut. While at Texaco, Ms. Smith was an active member in NIRI (National Investor Relations Institute) and the NIRI Senior Roundtable. She has been a member and past President of both the Investor Relations Association and the Petroleum Investor Relations Association. Ms. Smith was a member of the Board of Directors of Trustees of Marymount College Tarrytown from 1993 until 2001. She was also a member of the Board of Directors of The Education and Learning Foundation of Westchester and Putnam Counties from 1993 to 2002.

Ms. Smith graduated from Bucknell University in 1971 with a Bachelor of Arts degree, cum laude, and received a Doctor of Jurisprudence degree from Georgetown University Law Center in 1976.

The board of directors believes that Ms. Smith’s over 30 years’ experience in corporate compliance, investor relations, and law in the energy industry working at a major U.S. oil and gas company, and the insights she has gained from these experiences, will provide crucial guidance for our future operations and compliance efforts.

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

Mr. Crikelair has served as a member of various not for profit community and governmental organizations and boards. He continues to be involved in a number of charitable organizations. Mr. Crikelair graduated from Franklin and Marshall College in 1969 with a Bachelor of Arts degree in Mathematics and received a Master’s of Business Administration in Corporate Finance from the New York University Graduate School of Business Administration in 1971.

The board of directors believes that Mr. Crikelair’s over 40 years’ experience in corporate finance, banking, capital markets and financial reporting in the energy industry, and the insights he has gained from these experiences, will provide crucial guidance for our future operations, capital raising efforts, and oversight of our financial reporting and internal controls.

David Z. Steinberg, Director

Mr. Steinberg joined our board of directors on July 15, 2015.  Mr. Steinberg joined Platinum Management (NY) LLC (“PM LLC”), a New York based investment management firm, in May 2009, and currently serves as a portfolio manager at PM LLC and heads its structured products credit group. Mr. Steinberg received his Masters of Business Administration degree, with a concentration in finance, cum laude, from The New York Institute of Technology in 2009.

Mr. Steinberg serves on the board of directors as a designee appointed by GGE.  The board of directors believes that Mr. Steinberg’s extensive knowledge and experience in corporate debt finance and banking in the energy industry, and the insights he has gained from these experiences, will provide crucial guidance for our future corporate finance efforts.

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

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements between Officers and Directors

There is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, except as described under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matte–s - Series A Preferred Stock Appointment Rights”, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

 Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

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

Risk Oversight

Effective risk oversight is an important priority of the board of directors. Because risks are considered in virtually every business decision, the board of directors discusses risk throughout the year generally or in connection with specific proposed actions. The board of directors’ approach to risk oversight includes understanding the critical risks in our business and strategy, evaluating our risk management processes, allocating responsibilities for risk oversight among the full board of directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The board of directors exercises direct oversight of strategic risks to us. Our Audit Committee reviews and assesses our processes to manage business and financial risk and financial reporting risk. It also reviews our policies for risk assessment and assesses steps management has taken to control significant risks. Our Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our board of directors or the relevant committee, which provides the relevant oversight on risk assessment and mitigation.

Director Independence

Our board of directors has determined that each of Ms. Smith, Mr. Crikelair and Mr. Steinberg is an independent director as defined in the NYSE MKT rules governing members of boards of directors or as defined under Rule 10A-3 of the Exchange Act. Accordingly, a majority of the members of our board of directors are independent as defined in the NYSE MKT rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

Committees of our Board of Directors

On September 5, 2013, and effective September 10, 2013, the Board of Directors adopted charters for the Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee. We currently maintain a Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee which have the following committee members:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Independent
Frank C. Ingriselli (1)
David C. Crikelair	C	M	M	X
Elizabeth P. Smith	M	C	C	X
David Z. Steinberg (2)				X

 –C - Chairman of Committee.

M – Member.

(1) – Chairman of the board of directors.
(2) – Series A Preferred Stock holder nominee.

Each of these committees has the duties described below and operates under a charter that has been approved by our board of directors and is posted on our website. Our website address is http://www.pacificenergydevelopment.com. Information contained on our website is expressly not incorporated by reference into this Annual Report.

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

During the year ended December 31, 2015 the audit committee held four meetings.

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

During the year ended December 31, 2015, the compensation committee held three meetings.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee assists our board of directors in fulfilling its responsibilities by:  identifying and approving individuals qualified to serve as members of our board of directors, selecting director nominees for our annual meetings of stockholders, evaluating the performance of our board of directors, and developing and recommending to our board of directors corporate governance guidelines and oversight procedures with respect to corporate governance and ethical conduct. Ms. Smith serves as Chair of the nominating and corporate governance committee.

The nominating and governance committee of the board of directors considers nominees for director based upon a number of qualifications, including their personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of our stockholders. There are no specific, minimum or absolute criteria for membership on the board of directors. The committee makes every effort to ensure that the board of directors and its committees include at least the required number of independent directors, as that term is defined by applicable standards promulgated by the NYSE MKT and/or the SEC.

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

The nominating and governance committee will consider qualified director candidates recommended in good faith by stockholders, provided those nominees meet the requirements of NYSE MKT and applicable federal securities law. The nominating and governance committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. The Committee will consider candidates recommended by stockholders if the information relating to such candidates are properly submitted in writing to the Secretary of the Company in accordance with the manner described for stockholder proposals under “Stockholder Proposals for 2016 Annual Meeting of Stockholders and 2016 Proxy Materials” on page 54 of our definitive proxy statement for the 2015 Annual Meeting of stockholders. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means.

During the year ended December 31, 2015 the nominating and corporate governance committee held two meetings.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2015, the Board held five meetings and took various other actions via the unanimous written consent of the Board of Directors and the various committees described above.  All directors attended all of the Board of Directors meetings and committee meetings relating to the committees on which each director served during fiscal year 2015. The Company did not hold an annual shareholders meeting in 2012 or 2013, but did hold an annual shareholders meeting on June 26, 2014 and October 7, 2015, at which meetings all directors were present.  Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance.  Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Executive Sessions of the Board of Directors

The independent members of our board of directors meet in executive session (with no management directors or management present) from time to time. The executive sessions include whatever topics the independent directors deem appropriate.

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

We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waivers with respect to our Code of Business Conduct and Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at www.pacificenergydevelopment.com, within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Business Conduct and Ethics to any such officers or employees to date.

Shareholder Communications

Our stockholders and other interested parties may communicate with members of the board of directors by submitting such communications in writing to our Corporate Secretary, 4125 Blackhawk Plaza Circle, Suite 201, Danville, California 94506, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular board member or members, the communication will be forwarded to a board member to bring to the attention of the board of directors.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2015, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Current Executive Employment Agreements

Frank C. Ingriselli. Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013, with Frank C. Ingriselli, its Chairman, then President and Chief Executive Officer, pursuant to which, effective June 15, 2011, Mr. Ingriselli has been employed by Pacific Energy Development, and since the Pacific Energy Development merger, our company, with a current annual base salary of $333,000, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion. In addition, Mr. Ingriselli’s employment agreement includes, among other things, severance payment provisions that would require us to make lump sum payments equal to 36 months’ salary and target bonus to Mr. Ingriselli in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (48 months in connection with a “Change of Control”), and continuation of benefits for up to 48 months, as such terms are defined in the employment agreement. The employment agreement also prohibits Mr. Ingriselli from engaging in competitive activities during and following termination of his employment that would result in disclosure of our confidential information, but does not contain a general restriction on engaging in competitive activities.

For purposes of Mr. Ingriselli’s employment agreement, the term “Cause” means his (1) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; (2) fraud on or misappropriation of any funds or property of our company or any of its affiliates, customers or vendors; (3) act of material dishonesty, willful misconduct, willful violation of any law, rule or regulation, or breach of fiduciary duty involving personal profit, in each case made in connection with his responsibilities as an employee, officer or director of our company and which has, or could reasonably be deemed to result in, a Material Adverse Effect upon our company; (4) illegal use or distribution of drugs; (5) material violation of any policy or code of conduct of our company; or (6) material breach of any provision of the employment agreement or any other employment, non-disclosure, non-competition, non-solicitation or other similar agreement executed by him for the benefit of our company or any of its affiliates, all as reasonably determined in good faith by the board of directors of our company. However, an event that is or would constitute “Cause” shall cease to be “Cause” if he reverses the action or cures the default that constitutes “Cause” within 10 days after our company notifies him in writing that Cause exists. No act or failure to act on Mr. Ingriselli’s part will be considered “willful” unless it is done, or omitted to be done, by him in bad faith or without reasonable belief that such action or omission was in the best interests of our company. Any act or failure to act that is based on authority given pursuant to a resolution duly passed by the board of directors, or the advice of counsel to our company, shall be conclusively presumed to be done, or omitted to be done, in good faith and in the best interests of our company.

 For purposes of the employment agreement, “Material Adverse Effect” means any event, change or effect that is materially adverse to the condition (financial or otherwise), properties, assets, liabilities, business, operations or results of operations of our company or its subsidiaries, taken as a whole.

For purposes of Mr. Ingriselli’s employment agreement, “Good Reason” means the occurrence of any of the following without his written consent: (a) the assignment to him of duties substantially inconsistent with this employment agreement or a material adverse change in his titles or authority; (b) any failure by our company to comply with the compensation provisions of the agreement in any material way; (c) any material breach of the employment agreement by our company; or (d) the relocation of him by more than fifty (50) miles from the location of our company’s principal office located in Danville, California. However, an event that is or would constitute “Good Reason” shall cease to be “Good Reason” if: (i) he does not terminate employment within 45 days after the event occurs; (ii) before he terminates employment, we reverse the action or cure the default that constitutes “Good Reason” within 10 days after he notifies us in writing that Good Reason exists; or (iii) he was a primary instigator of the “Good Reason” event and the circumstances make it inappropriate for him to receive “Good Reason” termination benefits under the employment agreement (e.g., he agrees temporarily to relinquish his position on the occurrence of a merger transaction he assists in negotiating).

For purposes of Mr. Ingriselli’s employment agreement, “Change of Control” means: (i) a merger, consolidation or sale of capital stock by existing holders of capital stock of our company that results in more than 50% of the combined voting power of the then outstanding capital stock of our company or its successor changing ownership; (ii) the sale, or exclusive license, of all or substantially all of our company’s assets; or (iii) the individuals constituting our company’s board of directors as of the date of the employment agreement (the “Incumbent Board of Directors”) cease for any reason to constitute at lea½1/2 of the members of the board of directors; provided, however, that if the election, or nomination for election by our stockholders, of any new director was approved by a vote of the Incumbent Board of Directors, such new director shall be considered a member of the Incumbent Board of Directors. Notwithstanding the foregoing and for purposes of clarity, a transaction shall not constitute a Change in Control if: (w) its sole purpose is to change the state of our company’s incorporation; (x) its sole purpose is to create a holding company that will be owned in substantially the same proportions by the persons who held our company’s securities immediately before such transaction; or (y) it is a transaction effected primarily for the purpose of financing our company with cash (as determined by the board of directors in its discretion and without regard to whether such transaction is effectuated by a merger, equity financing or otherwise).

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

In addition, on January 11, 2013, Mr. Peterson’s employment offer letter was amended to revise the termination and severance provisions to parallel those of Mr. Clark Moore, our Executive Vice President, Secretary and General Counsel, as described below. Mr. Peterson’s employment offer letter amendment provides for, among other things, severance payment provisions that would require the Company to make lump sum payments equal to 18 months’ salary and target bonus to Mr. Peterson in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the employment offer letter amendment.

The definitions of “Cause” (including the applicable cure provisions associated therewith), “Material Adverse Effect”, “Good Reason” and “Change of Control” in Mr. Peterson’s employment offer letter amendment are substantially the same as in Mr. Frank C. Ingriselli’s employment agreement as discussed above.

Clark Moore. Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013, with Clark Moore, its Executive Vice President, Secretary and General Counsel, pursuant to which, effective June 1, 2011, Mr. Moore has been employed by Pacific Energy Development, and since the Pacific Energy Development merger, with a current annual base salary of $250,000, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion. In addition, Mr. Moore’s employment agreement includes, among other things, severance payment provisions that would require the Company to make lump sum payments equal to 18 months’ salary and target bonus to Mr. Moore in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the employment agreement. The employment agreement also prohibits Mr. Moore from engaging in competitive activities during and following termination of his employment that would result in disclosure of our confidential information, but does not contain a general restriction on engaging in competitive activities.

The definitions of “Cause” (including the applicable cure provisions associated therewith), “Material Adverse Effect”, “Good Reason” and “Change of Control” in Mr. Peterson’s employment agreement are substantially the same as in Mr. Frank C. Ingriselli’s employment agreement as discussed above.

Equity Incentive Plans

2012 Plan

General. On June 26, 2012, our board of directors adopted the Blast Energy Services, Inc. 2012 Equity Incentive Plan, which was approved by our stockholders on July 30, 2012 and subsequently renamed to the PEDEVCO Corp. 2012 Equity Incentive Plan in connection with our name change from Blast Energy Services, Inc. to PEDEVCO Corp. The 2012 Equity Incentive Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, stock appreciation rights, or SARs, and performance units and performance shares. Subject to the provisions of the 2012 Equity Incentive Plan relating to adjustments upon changes in our common stock, an aggregate of two million shares of common stock were reserved for issuance under the 2012 Equity Incentive Plan. On April 23, 2014, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by five million shares, the number of awards available for issuance under the plan, which was approved by stockholders on June 27, 2014.  On July 27, 2015, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by three million shares, the number of awards available for issuance under the plan, which was approved by stockholders on October 7, 2015. We refer to the 2012 Amended and Restated Incentive Plan as the 2012 Plan.

 Purpose. Our board of directors adopted the 2012 Plan to provide a means by which our employees, directors and consultants may be given an opportunity to benefit from increases in the value of our common stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to our interests by offering them opportunities to acquire shares of our common stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses.

Administration. Unless it delegates administration to a committee, our board of directors administers the 2012 Plan. Subject to the provisions of the 2012 Plan, our board of directors has the power to construe and interpret the 2012 Plan, and to determine: (a) the fair value of common stock subject to awards issued under the 2012 Plan; (b) the persons to whom and the dates on which awards will be granted; (c) what types or combinations of types of awards will be granted; (d) the number of shares of common stock to be subject to each awarI(e) the time or times during the term of each award within which all or a portion of such award may be exercised; (f) the exercise price or purchase price of each award; and (g) the types of consideration permitted to exercise or purchase each award and other terms of the awards.

Eligibility. Incentive stock options may be granted under the 2012 Plan only to employees of us and our affiliates. Employees, directors and consultants of us and our affiliates are eligible to receive all other types of awards under the 2012 Plan.

Terms of Options and SARs. The exercise price of incentive stock options may not be less than the fair market value of the common stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of nonstatutory options also may not be less than the fair market value of the common stock on the date of grant.

Options granted under the 2012 Plan may be exercisable in cumulative increments, or “vest,” as determined by our board of directors. Our board of directors has the power to accelerate the time as of which an option may vest or be exercised. The maximum term of options, SARs and performance shares and units under the 2012 Plan is ten years, except that in certain cases, the maximum term is five years. Options, SARs and performance shares and units awarded under the 2012 Plan generally will terminate three months after termination of the participant’s service, subject to certain exceptions.

A recipient may not transfer an incentive stock option otherwise than by will or by the laws of descent and distribution. During the lifetime of the recipient, only the recipient may exercise an option, SAR or performance share or unit. Our board of directors may grant nonstatutory stock options, SARs and performance shares and units that are transferable to the extent provided in the applicable written agreement.

Terms of Restricted Stock Awards. Our board of directors may issue shares of restricted stock under the 2012 Plan as a grant or for such consideration, including services, and, subject to the Sarbanes-Oxley Act of 2002, promissory notes, as determined in its sole discretion.

Shares of restricted stock acquired under a restricted stock purchase or grant agreement may, but need not, be subject to forfeiture to us or other restrictions that will lapse in accordance with a vesting schedule to be determined by our board of directors. In the event a recipient’s employment or service with us terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement may be forfeited to us in accordance with such restricted stock agreement.

Rights to acquire shares of common stock under the restricted stock purchase or grant agreement shall be transferable by the recipient only upon such terms and conditions as are set forth in the restricted stock agreement, as our board of directors shall determine in its discretion, so long as shares of common stock awarded under the restricted stock agreement remain subject to the terms of such agreement.

Adjustment Provisions. If any change is made to our outstanding shares of common stock without our receipt of consideration (whether through reorganization, stock dividend or stock split, or other specified change in our capital structure), appropriate adjustments may be made in the class and maximum number of shares of common stock subject to the 2012 Plan and outstanding awards. In that event, the 2012 Plan will be appropriately adjusted in the class and maximum number of shares of common stock subject to the 2012 Plan, and outstanding awards may be adjusted in the class, number of shares and price per share of common stock subject to such awards.

Effect of Certain Corporate Events. In the event of (a) a liquidation or dissolution of the Company; (b) a merger or consolidation of the Company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (c) a sale of all or substantially all of the assets of the Company; or (d) a purchase or other acquisition of more than 50% of the outstanding stock of the Company by one person or by more than one person acting in concert, any surviving or acquiring corporation may assume awards outstanding under the 2012 Plan or may substitute similar awards. Unless the stock award agreement otherwise provides, in the event any surviving or acquiring corporation does not assume such awards or substitute similar awards, then the awards will terminate if not exercised at or prior to such event.

Duration, Amendment and Termination. Our board of directors may suspend or terminate the 2012 Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the 2012 Plan will terminate ten years from the date of its adoption by our board of directors, i.e., in March 2022.

Our board of directors may also amend the 2012 Plan at any time, and from time to time. However, except as it relates to adjustments upon changes in common stock, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to preserve incentive stock option treatment for federal income tax purposes. Our board of directors may submit any other amendment to the 2012 Plan for stockholder approval if it concludes that stockholder approval is otherwise advisable.

As of the date of this Annual Report, options to purchase 3,477,000 shares of common stock and 6,507,660 shares of restricted stock have been issued under the 2012 Plan, with 15,340 shares of common stock remaining available for issuance under the 2012 Plan. The options have a weighted average exercise price of $0.60 per share, and have expiration dates ranging from 2018 to 2022.

2012 Pacific Energy Development (Pre-Merger) Plan

On February 9, 2012, prior to the Pacific Energy Development merger, Pacific Energy Development adopted the Pacific Energy Development 2012 Equity Incentive Plan, which we refer to as the 2012 Pre-Merger Plan. We assumed the obligations of the 2012 Pre-Merger Plan pursuant to the Pacific Energy Development merger, though the 2012 Pre-Merger Plan has been superseded by the 2012 Plan (described above).

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

The board of directors of Pacific Energy Development adopted the 2012 Pre-Merger Plan to provide a means by which its employees, directors and consultants may be given an opportunity to benefit from increases in the value of its common stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to our interests by offering them opportunities to acquire shares of our common stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses.

The exercise price of incentive stock options may not be less than the fair market value of the common stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of nonstatutory options also may not be less than the fair market value of the common stock on the date of grant. Options granted under the 2012 Pre-Merger Plan may be exercisable in cumulative increments, or “vest,” as determined by the board of directors of Pacific Energy Development at the time of grant.

Shares of restricted stock could be issued under the 2012 Pre-Merger Plan as a grant or for such consideration, including services, and, subject to the Sarbanes-Oxley Act of 2002, promissory notes, as determined in the sole discretion of the Pacific Energy Development board of directors. Shares of restricted stock acquired under a restricted stock purchase or grant agreement could, but need not, be subject to forfeiture or other restrictions that will lapse in accordance with a vesting schedule determined by the board of directors of Pacific Energy Development at the time of grant. In the event a recipient’s employment or service with the Company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement may be forfeited to the Company in accordance with such restricted stock agreement.

Appropriate adjustments may be made to outstanding awards in the event of changes in our outstanding shares of common stock, whether through reorganization, stock dividend or stock split, or other specified change in capital structure of the Company. In the event of liquidation, merger or consolidation, sale of all or substantially all of the assets of the Company, or other change in control, any surviving or acquiring corporation may assume awards outstanding under the 2012 Pre-Merger Plan or may substitute similar awards. Unless the stock award agreement otherwise provides, in the event any surviving or acquiring corporation does not assume such awards or substitute similar awards, then the awards will terminate if not exercised at or prior to such event.

As of the date of this Annual Report, 310,136 options and 571,115 shares of restricted stock remain outstanding under the 2012 Pre-Merger Plan. These options have a weighted average exercise price of $0.49 per share, and have expiration dates ranging from February 8, 2022 to June 18, 2022.

2009 Stock Incentive Plan

Effective July 30, 2012, our 2009 Stock Incentive Plan, which we refer to as the 2009 Plan was replaced by the 2012 Plan. The 2009 Plan was intended to secure for us the benefits arising from ownership of our common stock by the employees, officers, directors and consultants of the Company. The 2009 Plan was designed to help attract and retain for the Company and its affiliates personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its affiliates.

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

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2015 and 2014 to (a) Frank C. Ingriselli, our Chairman and Chief Executive Officer, and (b) Michael L. Peterson and Clark R. Moore, who were the next two most highly compensated executive officers at fiscal year-end 2014 and 2015 (collectively, the “Named Executive Officers”). There were no other executive officers who received compensation in excess of $100,000 in either 2014 or 2015.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Frank C. Ingriselli	2015	338,000	25,000	-	136,900	(3)	-	499,900
Chief Executive Officer and Chairman of the Board	2014	370,000	28,000	-	1,048,000	(2)	-	1,446,000

Michael L. Peterson	2015	303,000	25,000	-	120,250	(5)	-	448,250
Chief Financial Officer and President	2014	303,000	22,000	-	1,048,000	(4)	-	1,373,000

Clark R. Moore	2015	253,000	25,000	-	99,900	(7)	-	377,900
Executive Vice President, General Counsel and Secretary	2014	270,000	20,000	-	679,000	(6)	-	969,000

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718.  For additional information on the valuation assumptions with respect to the option grants, refer to Note 13 of our financial statements for the year ended December 31, 2015.  These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

(2)	Consists of the value of 540,000 shares of restricted common stock granted in July 2014 at $1.94 per share.

(3)	Consists of the value of 370,000 shares of restricted common stock granted in January 2015 at $0.37 per share.

(4)	Consists of the value of 395,000 shares of restricted common stock granted in July 2014 at $1.94 per share and 200,000 shares of restricted common stock granted in October 2014 at $1.41 per share.

(5)	Consists of the value of 325,000 shares of restricted common stock granted in January 2015 at $0.37 per share.

(6)	Consists of the value of 350,000 shares of restricted common stock granted in July 2014 at $1.94 per share.

(7)	Consists of the value of 270,000 shares of restricted common stock granted in January 2015 at $0.37 per share.

Outstanding Equity Awards at Year Ended December 31, 2015

The following table sets forth information as of December 31, 2015 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Frank C. Ingriselli	348,267	-	$0.51	6/18/2022	202,500	(1)	$58,725
	42,534	-	$0.51	6/18/2022	324,000	(2)	$93,960
	259,000	111,000	$0.37	1/7/2020	370,000	(3)	$107,300

Michael L. Peterson	447	-	$67.20	5/28/2018	146,250	(1)	$42,412
	2,977	-	$30.24	2/2/2021	237,000	(2)	$68,730
	100,000	-	$0.24	10/7/2021	160,000	(4)	$46,400
	269,534	-	$0.51	6/18/2022	325,000	(3)	$94,250
	63,800	-	$0.51	6/18/2022
	227,500	97,500	$0.37	1/7/2020

Clark Moore	188,867	-	$0.51	6/18/2022	130,500	(1)	$37,845
	44,467	-	$0.51	6/18/2022	210,000	(2)	$60,900
	189,000	81,000	$0.37	1/7/2020	270,000	(3)	$78,300

(1)
Vesting of 2/3 of shares delayed pursuant to Vesting Agreement, dated December 29, 2015 as amended January 6, 2016, until the 2nd trading day following the Company’s public announcement of the “Vesting Event” as defined therein, upon which Vesting Event all vesting with respect to such shares shall be accelerated and all such shares shall be fully vested. Balance 1/3 of the stock award vests on August 8, 2016, subject to the holder remaining an employee of or consultant to the Company on such vesting date.

(2)
Vesting of 2/3 of shares delayed pursuant to Vesting Agreement, dated December 29,2015 as amended January 6, 2016, until the 2nd trading day following the Company’s public announcement of the “Vesting Event” as defined therein, upon which Vesting Event all vesting with respect to such shares shall be accelerated and all such shares shall be fully vested. Balance 1/3 of the stocks award vests on January 1, 2017 and 50% on July 1, 2017, subject to the holder remaining an employee of or consultant to the Company on such vesting date.

(3)
Vesting of 2/3 of shares delayed pursuant to Vesting Agreement, dated December 29, 2015, as amended January 6, 2016, until the 2nd trading day following the Company’s public announcement of the “Vesting Event,” as defined therein,  upon which Vesting Event all vesting with respect to such shares shall be accelerated and all such shares shall be fully vested.  Balance 1/3 of the stock award vests 50% on January 1, 2017 and 50% on July 1, 2017, subject to the holder remaining an employee of or consultant to the Company on such vesting date.

(4)
Vesting of 60% shares delayed pursuant to Vesting Agreement, dated December 29, 2105, as amended January 6, 2016, until the 2nd trading day following the Company’s public announcement of the “Vesting Event,” as defined therein,  upon which Vesting Event all vesting with respect to such shares shall be accelerated and all such shares shall be fully vested.  Balance 40% of the stock award vests 50% on July 7, 2016 and 50% on January 7, 2017, subject to the holder remaining an employee of or consultant to the Company on such vesting date.

 Issuance of Equity to Executive Officers

On January 7, 2016, the Company granted options to purchase shares of common stock to its executive officers at an exercise price of $0.22 per share, pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process, as follows: (i) an option to purchase 280,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli; (ii) an option to purchase 300,000 shares to President and Chief Financial Officer Michael L. Peterson; and (iii) an option to purchase 280,000 shares to Executive Vice President and General Counsel Clark R. Moore. The options have terms of five years and fully vest in July 2017. 50% vest six months from the date of grant, 30% vest one year from the date of grant, and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company.

On January 7, 2016, the Company granted shares of its restricted common stock to its executive officers pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process as follows: (i) 600,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli; (ii) 600,000 shares to President and Chief Financial Officer Michael L. Peterson; and (iii) 550,000 shares to Executive Vice President and General Counsel Clark R. Moore. 50% of the shares vest on the six month anniversary of the grant date, 30% vest on the twelve month anniversary of the grant date, and 20% vest on the eighteen month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
David C. Crikelair	$20,000	$30,968	$-	$50,968
Elizabeth P. Smith	$20,000	$30,968	$-	$50,968
David Z. Steinberg	$5,000	$-	$-	$5,000

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

(1) Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718.  For additional information on the valuation assumptions with respect to the restricted stock grants, refer to Note 12 of our financial statements for the year ended December 31, 2015.  These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.  Mr. Crikelair and Ms. Smith each received a grant of 96,775 shares of restricted stock on February 6, 2015, which vested in full on September 10, 2015 (at a fair market value of $.32 per share for total value of $30,968 ).  Mr. Crikelair and Ms. Smith also each received a grant of 214,286 shares of restricted stock on October 7, 2015, each with an aggregate grant date fair value as computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718 of approximately $60,000, which will vest in full on September 10, 2016.  Mr. Steinberg also received a grant of 214,286 shares of restricted stock on October 7, 2015, with an aggregate grant date fair value as computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718 of approximately $60,000, which will vest in full on July 15, 2016. All shares vesting in 2016 have not been included in the table above as there was no compensation recognized in the year ended December 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 25, 2016, certain information regarding the beneficial ownership of our common stock, preferred stock and voting securities by: (a) each person who is known by us to be the beneficial owner of more than 5% of each of our outstanding series of voting stock (common stock and Series A Convertible Preferred Stock); (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of March 25, 2016 there were 46,986,497 shares of common stock and 66,625 shares of Series A Convertible Preferred Stock issued and outstanding.

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

	Number of Common Stock Shares (1)		Percent of Common Stock	Number of Series A Convertible Preferred Stock Shares (2)		Percent of Series A Convertible Preferred Stock	Total Voting Shares		Percent of Total Voting Shares (3)

Name and Address of Beneficial Owner
Current Named Executive Officers and Directors
Frank C. Ingriselli	2,865,385	(4)	6.0%	--		--	2,865,385		6.0%
Michael L. Peterson	2,352,858	(5)	4.9%	--		--	2,352,858		4.9%
Clark R. Moore	1,975,011	(6)	4.2%	--		--	1,975,011		4.2%
Elizabeth P. Smith	391,062	(7)	*	--		--	391,062		*
David C. Crikelair	324,395	(8)	*	--		--	324,395		*
David Z. Steinberg	214,286	(9)	*	--		--	214,286		*
All Named Executive Officers and Directors as a group (six persons)	8,122,997		16.7%	--		--	8,122,997		16.6%
Greater than 5% Shareholders
Yao Hang Finance (Hong Kong) Limited (10)	4,333,336	(11)	9.0%	--		--	4,333,336		9.0%
Golden Globe Energy (US), LLC (12)	4,783,445	(13)	9.9%	66,625	(14)	100%	4,848,696	(15)	9.9%
RBC Dominion Securities Inc. (16)	2,571,200		5.5%	--		--	2,571,200		5.5%

*       Less than 1%.

Unless otherwise stated, the address of each shareholder is c/o PEDEVCO Corp., 4125 Blackhawk Plaza Circle, Suite 201, Danville, CA 94506

(1)
Ownership voting percentages are based on 46,986,497 total shares of common stock which were outstanding as of March 25, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the applicable date below, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)
Ownership voting percentages are based on 66,625 total shares of Series A preferred stock which were outstanding as of March 25, 2016.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. The holders of our Series A preferred stock vote together with the holders of our common stock, with one (1) vote per share of Series A preferred stock.

(3)
Ownership voting percentages are based on 47,053,122 total voting shares, including (i) 46,986,497 total shares of common stock outstanding as of March 25, 2016, and (ii) 66,625 total shares of Series A preferred stock which vote on a one-for-one basis on all stockholder matters, provided that shares of common stock subject to options, warrants or other convertible securities (including the Series A preferred stock) that are currently exercisable or convertible, or exercisable or convertible within 60 days of the applicable date of determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(4)
Representing: (a) 661,941 fully-vested shares of common stock held by Mr. Ingriselli; (b) 1,496,500 unvested shares of common stock held by Mr. Ingriselli, which vest on various dates through July 7, 2017, provided that Mr. Ingriselli remains employed by us, or is a consultant to us, on such vesting dates; (c) options to purchase 390,800 shares of common stock exercisable by Mr. Ingriselli at an exercise price of $0.51 per share; (d) option to purchase 259,000 shares of common stock exercisable by Mr. Ingriselli at an exercise price of $0.37 per share; (e) warrants exercisable for 38,096 shares of common stock at $2.34 per share held by Global Venture Investments LLC, a limited liability company owned and controlled by Mr. Ingriselli (“GVEST”), which expire on December 16, 2017, and which securities Mr. Ingriselli is deemed to beneficially own; and (f) warrants exercisable for 19,048 shares of common stock at $5.25 per share held by GVEST which expire on March 22, 2017.  Does not include (i) options to purchase 111,000 shares of common stock at an exercise price of $0.37 per share, and (ii) options to purchase 280,000 shares of common stock at an exercise price of $0.22 per share, which have not vested as of the date of this filing and do not vest within 60 days of this filing.  Mr. Ingriselli has voting control over his unvested shares of common stock.

(5)
Consisting of the following: (a) 36,668 fully-vested shares of common stock held by Mr. Peterson’s minor children; (b) 183,682 fully-vested shares of common stock (including shares held by a family trust which Mr. Peterson is deemed to beneficially own); (c) 1,468,250 unvested shares of common stock held by Mr. Peterson, which vest on various dates through October 8, 2017, provided that Mr. Peterson remains employed by us, or is a consultant to us, on such vesting dates; (d) options to purchase 100,000 shares of common stock exercisable by Mr. Peterson at an exercise price of $0.24 per share; (e) options to purchase 333,334 shares of common stock exercisable by Mr. Peterson at an exercise price of $0.51 per share; (f) 3,424 shares of common stock underlying currently exercisable options, of which options to purchase 2,977 shares are exercisable at $30.24 per share and options to purchase 447 shares are exercisable at $67.20 per share; and (g) options to purchase 227,500 shares of common stock exercisable by Mr. Peterson at an exercise price of $0.37 per share.  Does not include (i) options to purchase 97,500 shares of common stock at an exercise price of $0.37 per share, and (ii) options to purchase 300,000 shares of common stock at an exercise price of $0.22 per share, which have not vested as of the date of this filing and do not vest within 60 days of this filing. Mr. Peterson has voting control over his unvested shares of common stock.

(6)
Representing: (a) 331,984 fully-vested shares of common stock; (b) 28,667 fully-vested shares of common stock held by each of Mr. Moore’s two minor children, which he is deemed to beneficially own; (c) 1,160,500 unvested shares of common stock held by Mr. Moore, which vest on various dates through July 7, 2017, provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates; (d) options to purchase 233,334 shares of common stock exercisable by Mr. Moore at an exercise price of $0.51 per share; (e) options to purchase 189,000 shares of common stock exercisable by Mr. Moore at an exercise price of $0.37 per share; (f) warrants exercisable for 1,906 shares of common stock at $2.34 per share held by Mr. Moore which expire on December 16, 2017; and (g) warrants exercisable for 953 shares of common stock at $5.25 per share held by Mr. Moore which expire on March 22, 2017.  Does not include (i) options to purchase 81,000 shares of common stock at an exercise price of $0.37 per share, and (ii) options to purchase 280,000 shares of common stock at an exercise price of $0.22 per share, which have not vested as of the date of this filing and do not vest within 60 days of this filing.  Mr. Moore has voting control over his unvested shares of common stock.

(7)
Representing:  (i) 66,667 shares of common stock held by Ms. Smith (issued upon the January 27, 2013 automatic conversion of 66,667 shares of Series A preferred stock held by Ms. Smith); (ii) 13,334 shares of restricted stock held by Ms. Smith which vested in full on September 10, 2014; (iii) 96,775 shares of restricted stock held by Ms. Smith which vested in full on September 10, 2015; and (iv) 214,286 shares of restricted stock held by Ms. Smith which vest in full on September 10, 2016.

(8)
Representing:  (i) 13,334 shares of restricted stock held by Mr. Crikelair which vested in full on September 10, 2014; (ii) 96,775 shares of restricted stock held by Mr. Crikelair which vested in full on September 10, 2015; and (iii) 214,286 shares of restricted stock held by Mr. Crikelair which vest in full on September 10, 2016.

(9)	Representing 214,286 shares of restricted stock held by Mr. Steinberg which vest in full on July 15, 2016.
(10)
Address:  Room 5, 27/F, Richmond Comm. Bldg., 109 Argyle Street, Mongkok, Kowloon Hong Kong.  Beneficial ownership information has not been provided to the Company despite multiple requests and the Company is not aware of the beneficial owners of the shares held by Yao Hang Finance (Hong Kong) Limited.

(11)
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

(12)
Address:  c/o Platinum Partners, 250 West 55th Street, 14th Floor, New York, New York 10019.  Includes beneficial holdings of Golden Globe Energy (US), LLC, a Delaware limited liability company (“GGE”), Platinum Partners Value Arbitrage Fund L.P., a Cayman Islands exempted limited partnership (“PPVA”), Platinum Management (NY) LLC, a Delaware limited liability company (“Platinum Management”), Platinum Partners Credit Opportunities Fund LLC, a Delaware limited liability company (“PPCO”), Platinum Credit Holdings LLC, a Delaware limited liability company (“Credit Holdings”), and Mark Nordlicht (collectively, the “GGE Parties”).  GGE is a wholly-owned subsidiary of PPVA. Platinum Management is the investment manager and general partner of PPVA. Credit Holdings is the managing member of PPCO. Mark Nordlicht is the Chief Investment Officer of each of Platinum Management and Credit Holdings. By virtue of these relationships, each of PPVA, Platinum Management and Mark Nordlicht may be deemed to beneficially own the shares owned directly and beneficially by GGE. By virtue of these relationships, each of Credit Holdings and Mark Nordlicht may be deemed to beneficially own the shares owned directly by PPCO.  The information set forth in this footnote 12 and footnotes 13 and 14 below is based solely on information filed with the Securities and Exchange Commission on Schedule 13D by the GGE Parties on March 6, 2015.  The GGE Parties reported in the Schedule 13D that GGE, PPVA and Platinum Management, share voting and dispositive power of 3,375,000 shares of common stock and 66,625 shares of Series A Preferred, and PPCO and Credit Holdings share voting and dispositive power over 34,445 shares of common stock, and Mr. Nordlicht shares voting power over 3,409,445 shares of common stock and 66,625 shares of Series A Preferred.

(13)
Representing:  (i) 3,375,000 shares of common stock held by GGE; (ii) 34,445 shares of common stock held by Platinum Partners Credit Opportunities Fund LLC; and (iii) 1,374,000 shares of common stock which could be issuable upon conversion of 1,374 shares of Series A preferred stock, conversion of which shares, together with GGE’s current holdings of common stock, would give GGE ownership of 9.9% of our outstanding common stock or voting stock on an as-converted to common stock basis.  See footnotes 12 and 15.

(14)
Representing 66,625 shares of Series A preferred stock held by GGE. See footnote 12 above. The Series A preferred stock are convertible into common stock subject to certain requirements and restrictions as described in greater detail above under “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” - “Preferred Stock”.

(15)
Representing:  (i) 3,375,000 shares of common stock held by GGE; (ii) 34,445 shares of common stock held by Platinum Partners Credit Opportunities Fund LLC; (iii) 1,374,000 shares of common stock which could be issuable upon conversion of 1,374 shares of Series A preferred stock, conversion of which shares, together with GGE’s current holdings of common stock, would give GGE ownership of 9.9% of our outstanding common stock or voting stock on an as-converted to common stock basis; and (iv) 65,251 shares of Series A preferred stock remaining outstanding following conversion of 1,374 shares of Series A preferred stock into 1,374,000 shares of common stock.  See footnotes 12 and 14 above. As described in greater detail above under “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” - “Preferred Stock”, each share of Series A preferred stock is currently convertible into shares of common stock on a 1,000:1 basis, provided that no conversion is allowed in the event the holder thereof would beneficially own more than 9.9% of our outstanding common stock or voting stock (the “Beneficial Ownership Limitation”).  Accordingly, based on GGE’s current beneficial holdings of common stock (excluding shares issuable upon conversion of Series A preferred stock),  GGE is deemed to beneficially own an additional approximately 1,374,000 shares of common stock which could be issuable upon conversion of 1,374 shares of Series A preferred stock, subject to the Beneficial Ownership Limitation.

(16)
Address:  277 Front St W., 5th Floor, Toronto A6 M5V2X4.  Includes beneficial holdings of RBC Dominion Securities Inc. (“RBCD”) and RBC Private Counsel (USA) Inc., 155 Wellington Street West, 17th Floor, Toronto A6 M5V 3K7 (“RBCP,” and together with RBCD, the “RBC Parties”).  The information set forth in this footnote 16 is based solely on information filed with the Securities and Exchange Commission on Schedule 13G by the RBC Parties on February 16, 2016.  The RBC Parties reported in the Schedule 13G that RBCD and RBCP share voting and dispositive power of 2,571,200 shares of common stock. We make no representation as to the accuracy or completeness of the information reported.

Changes in Control

Except as contemplated by the GOM Merger, the Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Series A Preferred Stock Appointment Rights

Golden Globe Energy (US), LLC, which we refer to as GGE, the sole holder of our Series A Preferred stock, has the right pursuant to the purchase agreement with GGE and the certificate of designation designating the Series A Preferred Stock, upon notice to us, voting separately as a single class, to appoint designees to fill two (2) seats on our board of directors, one of which must be an independent director as defined by applicable rules and the exclusive right, voting the Series A Preferred Stock as sole stockholder thereof, separately as a single class, to elect such two (2) nominees to the board of directors.  On July 15, 2015, at the request of GGE the board of directors of the Company increased the number of members of the board of directors from three to four, pursuant to the power provided to the board of directors in the Company’s Bylaws, and appointed David Z. Steinberg as a member of the board of directors to fill the newly created vacancy, also pursuant to the power provided to the board of directors in the Company’s Bylaws. The board of directors appointment rights continue until GGE no longer holds any of the Tranche One Shares. To date, GGE has not provided notice to PEDEVCO regarding the appointment of the second member to the board of directors, other than Mr. Steinberg.

All Series A Preferred Stock nominee members on our board of directors are required to immediately resign at the option of the other members of our board of directors upon such time as the rights of the Series A Preferred Stock holder to appoint members to our board of directors expires. For so long as the board appointment rights remain in effect, if for any reason a Series A Preferred Stock nominee on our board of directors resigns or is otherwise removed from the board of directors, then his or her replacement shall be a person elected by the remaining Series A Preferred Stock nominee or the holder of the Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, there have been no transactions during the Company’s last two completed fiscal years, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Agreements with Related Persons

MIE Holdings Corporation

MIE Holdings Corporation, which we refer to as MIE Holdings, an independent upstream onshore oil company operating in China and abroad, may have formerly been deemed to be an affiliate of us due to its 80% interest held in Condor Energy Technology, LLC, which we refer to as Condor, a limited liability company in which we held a 20% interest until we divested our full interest in Condor to MIE Holdings in February 2015, and because MIE Holdings previously held a 50% interest in White Hawk Petroleum, LLC, which we refer to as White Hawk, which we acquired from MIE Holdings in December 2013 and then divested in full in February 2014. MIE Holdings also currently holds 1,333,334 shares of our common stock.

MIEJ Warrants

On June 30, 2014, we re-issued two warrants to MIE Jurassic Energy Corporation (“MIEJ”), which we refer to as MIEJ (a subsidiary of MIE Holdings), in order to extend their exercise terms through June 30, 2015 (the “Warrants”). The Warrants were originally issued on May 23, 2012 to MIEJ and expired unexercised pursuant to their terms on May 23, 2014. These two re-issued Warrants had the same terms and conditions as the originally issued warrants, including being exercisable on a cash-only basis for 166,667 shares of common stock of the Company at $3.75 per share and for 166,667 shares of common stock of the Company at $4.50 per share. The Warrants were re-issued in consideration of the Company’s continued relationship with, and financial support from, MIEJ, and had no net effect on the Company’s fully-diluted capital stock (after taking into account the extension) as they simply extended the exercise term of the previously issued warrants. These Warrants expired unexercised on June 30, 2015.

MIEJ Settlement Agreement

            On February 19, 2015 (the “MIEJ Closing Date”), we and Pacific Energy Development Corp.’s (the Company’s wholly-owned subsidiary, “PEDCO”) entered into a Settlement Agreement (the “MIEJ Settlement Agreement”) with MIEJ. Pursuant to the MIEJ Settlement Agreement, (i) MIEJ and PEDCO agreed to restructure the Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, in the principal amount of $6,170,065 (the “MIEJ Note”) then owed to MIEJ, through the entry into a new Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015 (the “New MIEJ Note”), (ii) PEDCO agreed to sell its (x) full 20% ownership in Condor (the “Condor Interests”) to MIEJ pursuant to a Membership Interest Purchase Agreement entered into by and between PEDCO and MIEJ (the “Condor Purchase Agreement”), and (y) interests in approximately 945 net acres and interests in three (3) wells located in PEDCO’s legacy non-core Niobrara acreage located in Weld County, Colorado, that were directly held by PEDCO (the “PEDCO Direct Interests”) to Condor pursuant to an Assignment entered into by and between PEDCO and Condor, effective January 1, 2015 (the “PEDCO Direct Interests Assignment”), which Condor Interests and PEDCO Direct Interests together produce an estimated current net daily production of approximately 26 barrels of oil equivalent per day net to PEDCO as of February 7, 2015, and the parties agreed had a combined value of $4.2 million, (iii) Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that was due from PEDCO with respect to the PEDCO Direct Interests, and (iv) certain other related matters occurred, which, in summary, had the net effect of reducing approximately $9.4 million in aggregate liabilities due from PEDCO to MIEJ and Condor to $4.925 million, which is the new principal amount of the New MIEJ Note. In addition, pursuant to the MIEJ Settlement Agreement, (a) in consideration for the PEDEVCO Senior Loan Investors (as defined below under “Golden Globe Energy (US), LLC”) releasing their security interest on the Condor Interests and PEDCO Direct Interests, MIEJ paid $500,000 to the PEDEVCO Senior Loan Investors as a principal reduction on the PEDEVCO Senior Loan (defined below under “Golden Globe Energy (US), LLC”), which directly benefited the Company, (b) PEDCO paid $100,000 as a principal reduction under an approximately $6 million subordinated promissory note dated March 25, 2013, entered into by PEDCO in favor of MIEJ, which we refer to as the MIEJ-PEDCO Note, (c) each of MIEJ, Condor and the Company fully released each other, and their respective predecessors and successors in interest, parents, subsidiaries, affiliates and assigns, and their respective officers, directors, managers, members, agents, representatives, servants, employees and attorneys, from every claim, demand or cause of action arising on or before the MIEJ Closing Date, and (d) MIEJ confirmed that the MIEJ-PEDCO Note was paid in full and that PEDCO owes no amounts to MIEJ or Condor other than the principal amount due as reflected in the New MIEJ Note.

The New MIEJ Note is effective January 1, 2015, bears an interest rate of 10.0% per annum with no interest due until Maturity (defined below) or except as detailed below, is secured by all of our current and after-acquired assets, and is subordinated in every way to the PEDEVCO Senior Loan as well as to New Senior Lending (defined below); however, MIEJ has no control over the cash flow of the Company, nor is MIEJ’s consent required in connection with any disposition, sale, or use of any assets of the Company or any of its subsidiaries at any time in the future, provided that the requirements of the New MIEJ Note requiring the prepayment of interest, where applicable, as described below are followed. After the MIEJ Closing Date, the Company may enter into a loan, or a series of new loans or any other new non-equity investment or assumption of indebtedness (a “New Senior Lending”) which will be senior to the New MIEJ Note, without the prior consent of MIEJ, provided that, in addition to the approximately $35 million principal balance of the PEDEVCO Senior Loan, the New Senior Lending is subject to a cap of an additional $60 million in the aggregate, such that the total lending, debt or similar investment under such cap shall not exceed $95 million in the aggregate (the “Senior Debt Cap”), with any portion of New Senior Lending in excess of the Senior Debt Cap advanced first to MIEJ until the New MIEJ Note is paid in full. The New MIEJ Note shall automatically, and without further consent from MIEJ, be subordinated in every way to any such New Senior Lending. Should the Company enter into any new financing transaction that results in raising New Senior Lending of at least $20 million in excess of the balance of the PEDEVCO Senior Loan, then MIEJ has a right to be paid all interest and fees that have accrued on the New MIEJ Note each and every time that a new financing transaction reaches or exceeds the $20 million threshold. The New MIEJ Note is due and payable on March 8, 2017, subject to automatic extensions upon the occurrence of a Long-Term Financing or PEDEVCO Senior Lending Restructuring (each as defined below) (the “Maturity”). After the MIEJ Closing Date, on a onetime basis, the PEDEVCO Senior Loan may be refinanced by a new loan (“Long-Term Financing”) by one or more third party replacement lenders (“Replacement Lenders”), and in such event the Company shall undertake commercially reasonable best efforts to cause the Replacement Lenders to simultaneously refinance both the PEDEVCO Senior Loan and the New MIEJ Note as part of such Long-Term Financing. Despite such efforts, should the Replacement Lenders be unable or unwilling to include the New MIEJ Note in such financing, then the Long-Term Financing may proceed without including the New MIEJ Note, and the New MIEJ Note shall remain in place and shall be automatically subordinated, without further consent of MIEJ, to such Long-Term Financing. Furthermore, upon the occurrence of a Long-Term Financing, the Maturity of the New MIEJ Note is automatically extended, without further consent of MIEJ, to the same maturity date of the Long-Term Financing (the “Extended Maturity Date”), provided that the Extended Maturity Date may not exceed March 8, 2020. Additionally, upon the closing of such Long-Term Financing: (a) the Long-Term Financing is required to be subject to the Senior Debt Cap, (b) we are required to make commercially reasonable best efforts for the Long-Term Financing to include adequate reserves or other payment provisions whereby MIEJ is paid all interest and fees accrued on the New MIEJ Note commencing as of March 8, 2017 (and annually thereafter, until such time as the New MIEJ Note is paid in full), but in any event the Replacement Lenders are required to agree to allow for quarterly interest payments (starting March 31, 2017) of not less than 5% per annum on the outstanding balance of the New MIEJ Note, plus a one-time payment of accrued interest (not to exceed $500,000) as of March 31, 2017 (the “Subordinated Interest Payments”), and the remaining 5% interest shall continue to accrue, and (c) MIEJ has the Right of Conversion (defined below) commencing as of March 8, 2017, the original maturity date of the New MIEJ Note. If the PEDEVCO Senior Loan and/or New Senior Lending is not refinanced by Replacement Lenders, but is instead refinanced, restructured or extended by the existing PEDEVCO Senior Loan Investors (a “PEDEVCO Senior Lending Restructuring”), the maturity of both the New MIEJ Note and the PEDEVCO Senior Loan may be extended to no later than March 8, 2019, without requiring the consent of MIEJ, provided that (i) any such extension of the maturity date of the New MIEJ Note past March 8, 2017 shall give MIEJ the Right of Conversion (described below) commencing on March 8, 2017, and (ii) such extension agreement shall include payment provisions whereby MIEJ shall be paid all interest and fees accrued on the New MIEJ Note as of March 8, 2018. The New MIEJ Note may be prepaid any time without penalty, and should the Company repay the New MIEJ Note on or before December 31, 2015, 20% of the principal of the New MIEJ Note amount is required to be forgiven by MIEJ, and should the Company repay the New MIEJ Note on or before December 31, 2016, 15% of the principal of the New MIEJ Note amount is required to be forgiven by MIEJ.

The New MIEJ Note has a conversion feature that provides, in the event that the final maturity of the New MIEJ Note is extended beyond March 8, 2017 for whatever reason, MIEJ has the right, at its discretion, to have the outstanding balance of the New MIEJ Note plus any accrued and unpaid interest thereon converted in whole or in part into common stock of the Company at a price (the “Conversion Price”) equal to 80% of the average closing price per share of common stock over the then previous 60 days from the date MIEJ exercises its conversion right (subject to adjustment for stock splits, recapitalizations and the like)(such event, a “Right of Conversion”); provided, however, that in no event shall the Conversion Price be less than $0.30 per share of common stock (the “Floor Price”). Additionally, the New MIEJ Note contains a provision preventing the conversion of the MIEJ Note to the extent that such conversion would result in more than 19.9% of our outstanding common stock or voting stock being issued in aggregate upon the conversion of such note, or otherwise require stockholder approval under the NYSE MKT rules. Notwithstanding that, the Company agreed to include a proposal in its proxy statement for its 2016 annual meeting of its stockholders (the “2016 Annual Meeting”) for the approval of the issuance of the maximum number of shares of common stock issuable in connection with conversion of the New MIEJ Note, assuming conversion at the Floor Price (the “Maximum Conversion Shares”). In the event that a vote in favor of the issuance by the Company of the Maximum Conversion Shares fails at the 2016 Annual Meeting, the Company shall thereafter take all commercially reasonable action to procure such approval no later than the 2017 annual meeting of its stockholders. The Company shall also take all reasonable actions as may be necessary to procure any associated approvals from the NYSE MKT for the issuance of the shares.

Sale of Condor to MIE Holdings

Pursuant to the Condor Purchase Agreement and PEDCO Direct Interests Assignment, as described above, the Condor Interests and the PEDCO Direct Interests were conveyed to MIEJ and Condor, respectively, effective as of January 1, 2015, and contain customary adjustments for allocation of income, revenue, cost and expense attributable to the properties as of the MIEJ Closing Date. In addition, under the Condor Purchase Agreement, effective January 1, 2015, PEDCO ceased to be a member of Condor, Mr. Frank C. Ingriselli was removed as a manager and officer of Condor, and all other employees of PEDCO who were officers of Condor were removed as officers and employees of Condor. PEDCO further agreed to provide assistance in the orderly transfer of the operational management, finance and accounting matters involving Condor to MIEJ, and upon the request of MIEJ, PEDCO agreed for a period of up to six (6) months (terminable upon fifteen (15) days’ prior written notice from MIEJ to PEDCO), PEDCO shall continue to assist with Condor’s accounting and audits and perform joint interest billing accounting on behalf of Condor for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month through August of 2015.

Golden Globe Energy (US), LLC

On February 23, 2015, we entered into several transactions with Golden Globe Energy (US), LLC, which we refer to as GGE, which beneficially owns more than 5% of our outstanding voting stock due to its beneficial ownership of 3,409,445 shares of our common stock and 66,625 shares of our Series A Convertible Preferred Stock, as described below.

On March 7, 2014, in connection with our acquisition of certain oil and gas interests in the Wattenberg and Wattenberg Extension in the D-J Basin, which we acquired from Continental Resources, Inc., which we refer to as Continental and the Continental Acquisition, we entered into a $50 million 3-year term debt facility with and issued those certain promissory notes in favor of BRe BcLIC Primary, Bre BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (the “PEDEVCO Senior Loan Investors”), and BAM Administrative Services LLC, as agent for the investors, and any related collateral documents (collectively, the “PEDEVCO Senior Loan”). On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its PEDEVCO Senior Loan to HEARTLAND Bank, and effective April 1, 2015, BRe BCLIC Primary transferred its PEDEVCO Senior Loan to Senior Health Insurance Company of Pennsylvania (“SHIP”), with each of HEARTLAND Bank and SHIP becoming a “PEDEVCO Senior Loan Investor” upon such dates. As part of the transaction, GGE (formerly Golden Globe Energy Corp.) (an affiliate of RJ Credit LLC) acquired an equal 13,995 net acre position in the assets the Company acquired from Continental (the “GGE Assets”), thereby making GGE an equal working interest partner with us in the development of these newly acquired assets, and allowing us to undertake a more aggressive drilling and development program. On February 23, 2015, we completed the acquisition of the GGE Assets from GGE pursuant to the GGE Acquisition, thereby reunifying the assets we originally acquired in the Continental Acquisition, and we assumed approximately $8.35 million of junior subordinated debt from GGE that GGE incurred to develop the GGE Assets subsequent to GGE’s acquisition of them from us in March 2014 and owed to RJ Credit LLC.

On February 23, 2015 (the “Closing”), we entered into and closed the transactions contemplated by a Purchase and Sale Agreement (the “Purchase Agreement”) with GGE, pursuant to which the Company, through Red Hawk, acquired from GGE all of its rights, title and interest in approximately 12,977 net acres in the DJ Basin located almost entirely within Weld County, Colorado, including acreage located in the prolific Wattenberg core area, and interests in 53 gross (7.8 net) wells with an estimated current net daily production of approximately 500 barrels of oil equivalent per day as of February 7, 2015, which we refer to as the GGE Assets, and which acquisition we refer to as the GGE Acquisition. All of GGE’s leases and related rights, oil and gas and other wells, equipment, easements, contract rights, and production are included in the purchase, the majority of which assets were originally conveyed to GGE’s predecessor-in-interest, RJ Resources Corp., by us in March 2014 in connection with the Continental Acquisition.

As consideration for the acquisition of the GGE Assets, the Company (i) issued to GGE 3,375,000 restricted shares of common stock and 66,625 restricted shares of the Company’s then newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”), (ii) assumed approximately $8.35 million of junior subordinated debt from GGE (the “Junior Debt”) pursuant to an Assumption and Consent Agreement and an Amendment to Note and Security Agreement, and (iii) provided GGE with a one-year option to acquire the Company’s interest in its Kazakhstan opportunity for $100,000 pursuant to a Call Option Agreement, which expired unexercised.

The Purchase Agreement contained customary representations, warranties, covenants and indemnities by the parties thereto. In addition, the Company provided GGE, as the sole stockholder of our Series A Preferred Stock, the right pursuant to the Purchase Agreement and the certificate of designation designating the Series A Preferred, upon notice to the Company, to appoint designees to fill two (2) seats on the board of directors, one of which must be an independent director as defined by applicable rules, and the exclusive right, voting the Series A Preferred Stock as sole stockholder thereof, separately as a single class, to elect such two (2) nominees to the board of directors. On July 15, 2015, at the request of GGE the board of directors of the Company increased the number of members of the board of directors from three to four, pursuant to the power provided to the board of directors in the Company’s Bylaws, and appointed David Z. Steinberg as a member of the board of directors to fill the newly created vacancy, also pursuant to the power provided to the board of directors in the Company’s Bylaws. At the time of appointment, the board of directors made the affirmative determination that Mr. Steinberg was ‘independent’ pursuant to applicable NYSE MKT and Securities and Exchange Commission rules and regulations. The board of directors appointment rights continue until GGE no longer holds any of the Tranche One Shares.

The Series A Preferred stock can be converted into shares of the Company’s common stock on a 1,000:1 basis, subject to a 9.9% ownership blocker. GGE, as the sole holder of the Company’s Series A Preferred, has the right to appoint two designees to the Company’s Board of Directors for as long as GGE continues to hold 15,000 shares of Series A Preferred designated as “Tranche One Shares” under the Company’s Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series A Convertible Preferred Stock. Mr. Steinberg is one of the Series A Preferred shareholder designees to the Board of Directors in connection with such right, provided that GGE has not designated any further members of the Board of Directors at this time.

The Assumption and Consent Agreement provides that, as of the effective date of the acquisition, the Company assumed all of GGE’s rights, obligations and liabilities under that certain Note and Security Agreement, dated April 10, 2014 (the “GGE Note”), as amended by that certain Amendment to Note and Security Agreement, dated as of the Effective Date (the GGE Note, as amended, the “Amended GGE Note”). The lender under the Amended GGE Note is RJ Credit LLC (“RJC”), and the Amended GGE Note has an aggregate principal balance of $8,353,000. The Amended GGE Note is due and payable on December 31, 2017, and bears interest at the per annum rate of twelve percent (12%) (24% upon an event of default), which interest is payable monthly in cash by the Company. The Amended GGE Note is subordinate and subject to the terms and conditions of the PEDEVCO Senior Loan, as well as any future secured indebtedness of the Company from a lender with an aggregate principal amount of at least $20,000,000 (“Future PEDEVCO Loan”). Should the Company repay the PEDEVCO Senior Loan and replace such indebtedness with a Future PEDEVCO Loan, then, upon the reasonable request of such senior lender, RJC agreed to further amend the Amended GGE Note to adjust the frequency of interest payments or to eliminate such payments and replace the same with the accrued interest to be paid at maturity.

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

Vesting Agreements with Management

In connection with our entry into the reorganization agreement with Dome Energy, each of Mr. Ingriselli, Mr. Peterson, and Mr. Moore, our executive officers, entered into Vesting Agreements on May 21, 2015 (the “2015 Vesting Agreements”) which delayed the vesting of all our restricted common stock they held which was subject to vesting prior to the Dome reorganization being consummated (the “2015 Delayed Vesting”) until the earlier of (A) the 2nd business day following either (x) the Dome Closing, or (y) our public disclosure of the termination of the reorganization, or, (B) if the Dome reorganization did not close on or before December 29, 2015, then January 7, 2016.  Because the contemplated merger with Dome Energy did not close on or before December 29, 2015, the vesting of shares of restricted common stock held by Messrs. Ingriselli, Peterson and Moore subject to the 2015 Delayed Vesting was scheduled to occur on January 7, 2016 in accordance with the terms of such 2015 Vesting Agreements.  However, in connection with our entry into the GOM Merger Agreement, on December 29, 2015, as amended on January 6, 2016, each of Messrs. Ingriselli, Peterson and Moore entered into new Vesting Agreements with the Company (as amended, the “Vesting Agreements”), pursuant to which they each individually agreed that the future vesting of restricted common stock held by such officers from January 1, 2016 through June 1, 2016 (the “Delay Period”), including all restricted common stock that was subject to vesting on January 7, 2016 pursuant to the terms of Prior Vesting Agreements, shall be delayed until the 2nd trading day following the Company’s public announcement of the “Vesting Event,” defined as the later to occur of the receipt of (x) the Shareholder Approval and (y) the NYSE MKT Approval, upon which Vesting Event all vesting with respect to such shares shall be accelerated and all such shares shall be fully vested (the “Acceleration”) (each as defined in the Vesting Agreements).  The aggregate number of shares of restricted common stock subject to the Delay Period is 1,354,000 shares, 519,000 of which are held by Mr. Ingriselli, 481,000 of which are held by Mr. Peterson, and 354,000 of which are held by Mr. Moore (collectively, the “Subject Shares”).  The Acceleration will occur even if the executives are not then employees or directors of the Company on such date.  Notwithstanding the above, in the event the GOM Merger Agreement is terminated or the GOM Merger is not consummated by June 1, 2016 (unless otherwise agreed upon in writing by the parties to the GOM Merger Agreement), all the Subject Shares will vest on the 2nd trading day following the Company’s public disclosure of the termination of the GOM Merger (in the event the GOM Merger Agreement is terminated prior to June 1, 2016), or, in the event the GOM Merger is not terminated by, or consummated by, June 1, 2016, on June 1, 2016, and the original vesting terms for all future unvested stock will be reinstated to the terms in effect prior to the parties’ entry into the Vesting Agreements. Notwithstanding the above, nothing in the Vesting Agreements amends or waives any acceleration of vesting of unvested restricted stock or options currently provided under any executive officer’s current employment agreement with the Company, which provides for acceleration upon termination of such executive’s employment under certain circumstances detailed therein.

GOM Merger Agreement; RJC Transactions

As described above under “Item 1. Business – Recent– Developments - Entry into Merger Agreement with GOM Holdings, LLC” on December 29, 2015, we entered into the GOM Merger Agreement. GOM is majority owned and controlled by Platinum Partners, an affiliate of Platinum Management (NY) LLC (“PM LLC”), a New York based investment firm which is the employer of Mr. David Z. Steinberg, who serves as one of the members of the Company’s Board of Directors. PM LLC is also an advisor to the entity which owns RJ Credit LLC (“RJC”), who has loaned the Company approximately $5.9 million to date in principal in connection with the Company’s March 2014 senior note funding. In connection with the March 2014 funding the Company also has the right, from time to time, subject to the terms and conditions of the Note Purchase Agreement relating to the March 2014 senior funding, to request additional loans from RJC, of up to an additional $13.5 million in funding. The terms of the March 2014 funding and the conditions relating to the Company’s ability to borrow additional funds under the Note Purchase Agreement. PM LLC is also an advisor to the entity that owns GGE.

Additional information regarding notes and agreements the Company is party to with RJC are described above under “It–m 1. Business - Recent– Developments - Debt Restructuring” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results–of Operations - Liquidity and Capital Resources - Secured Debt Funding”.

Review and Approval of Related Party Transactions

We have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders, provided that it is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

In addition, our Code of Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance – Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

Our board of directors has determined that each of Ms. Smith, Mr. Crikelair and Mr. Steinberg is an independent director as defined in the NYSE MKT rules governing members of boards of directors or as defined under Rule 10A-3 of the Exchange Act. Accordingly, a majority of the members of our board of directors are independent as defined in the NYSE MKT rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services performed by GBH CPAs, PC for the audit of our annual financial statements for the fiscal years ended December 31, 2015 and 2014 (in thousands).

	2015	2014
GBH CPAs, PC:
Audit Fees(1)	$235	$272
Audit-Related Fees(2)	20	31
Tax Fees(3)	26	63
All Other Fees(4)	37	3
Total	$318	$369

(1)
Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2015 and 2014 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

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

Pre-Approval Policies

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit, provided to us by GBH CPAs, PC for 2015 and 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(1)      Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

		Incorporated By Reference
Exhibit No.	Description	Filed With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number
1.1	Underwriting Agreement, dated March 4, 2014, by and among the Company and Roth Capital Partners, LLC as representative of the several underwriters set forth in such agreement		8-K	1.1	3/6/2014	001-35922
1.2	Underwriting Agreement, dated May 13, 2015, by and among PEDEVCO Corp. and National Securities Corporation		8-K	1.1	5/13/2015	001-35922
2.1	Agreement and Plan of Merger of Pacific Energy Development MSL LLC and PEDCO MSL Merger Sub LLC (March 7, 2014)		8-K	2.1	3/10/2014	001-35922
2.2	Purchase and Sale Agreement, dated January 21, 2014, by and between Continental Resources, Inc. and Red Hawk Petroleum, LLC		8-K	2.1	1/22/2014	001-35922
2.3	Purchase and Sale Agreement, dated February 19, 2014, by and between White Hawk Petroleum, LLC and Millennial PDP Fund IV, LP		8-K	2.1	2/20/2014	001-35922
2.4	Purchase and Sale Agreement, dated February 23, 2015, by and between Golden Globe Energy (US), LLC and Red Hawk Petroleum, LLC		8-K	2.1	2/24/2014	001-35922
2.5+	Agreement and Plan of Reorganization dated as of May 21, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	5/26/2016	001-35922
2.6	Amendment No. 1 to Agreement and Plan of Reorganization dated as of July 15, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	7/17/2016	001-35922
2.7	Amendment No. 2 to Agreement and Plan of Reorganization dated as of August 28, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	9/1/2015	001-35922
2.8+	Agreement and Plan of Merger and Reorganization dated as of December 29, 2015, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC		8-K	2.1	12/30/2015	001-35922
2.9	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of February 29, 2016, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC		8-K	2.1	3/2/2016	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	8/2/2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	4/23/2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	2/24/2015	001-35922
3.4	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)		8-K	3.3	3/6/2008	333-64122
3.5	Amendment to the Bylaws (December 3, 2012)		8-K	3.1	12/6/2012	000-53725
4.1	Form of Common Stock Certificate for PEDEVCO CORP.		S-3	4.1	10/23/2013	333-191869
4.2	Form of PEDEVCO Corp. Series A Preferred Stock Certificate		10-K	4.2	3/31/2014	001-35922
4.3	Form of PEDEVCO Corp. Warrant Agreement (March 7, 2014) - Casimir Capital LP (1,000,000 shares at $2.50 per share)		8-K	10.18	3/10/2014	001-35922
4.4	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Michael L. Peterson and the Registrant		S-8	4.9	10/31/2013	333-192002

4.5	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Y.M. Shum and the Registrant	S-8	4.11	10/31/2013	333-192002
4.6	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Kathleen Cole and the Registrant	S-8	4.12	10/31/2013	333-192002
4.7	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Frank C. Ingriselli and the Registrant	S-8	4.13	10/31/2013	333-192002
4.8	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Clark R. Moore and the Registrant	S-8	4.14	10/31/2013	333-192002
10.1	2003 Stock Option Plan	10-QSB/A	10.12	11/20/2003	333-64122
10.2	Blast Energy Services, Inc. 2009 Stock Incentive Plan	10-Q	4.1	8/14/2009	000-53725
10.3	PEDEVCO Corp. 2012 Equity Incentive Plan	8-K	4.1	8/2/2012	000-53725
10.4	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement	S-8	4.2	10/31/2013	333-192002
10.5	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement	S-8	4.3	10/31/2013	333-192002
10.6	Pacific Energy Development Corp. 2012 Equity Incentive Plan	S-8	4.4	10/31/2013	333-192002
10.7	PEDEVCO Corp. Amended and Restated 2012 Equity Incentive Plan	8-K	10.1	10/13/2015	001-35922
10.8	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement	S-8	4.5	10/31/2013	333-192002
10.9	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement	S-8	4.6	10/31/2013	333-192002
10.10	Pacific Energy Development Corp. - Form of Restricted Shares Grant Agreement	S-8	4.7	10/31/2013	333-192002
10.11	Pacific Energy Development Corp. - Form of Stock Option Agreement	S-8	4.8	10/31/2013	333-192002
10.12	PEDEVCO Corp. - Form of Indemnification Agreement	10-K	10.11	3/31/2014	001-35922
10.13	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Frank Ingriselli	10-K	10.19	3/31/2014	001-35922
10.14	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore	10-K	10.2	3/31/2014	001-35922
10.15	Promissory Note, dated March 7, 2012, by Condor Energy Technology LLC in favor of MIE Jurassic Energy Corporation	10-K	10.37	3/31/2014	001-35922
10.16	Form of Common Stock Warrant dated May 24, 2012, issued to MIE Jurassic Energy Corporation, May 24, 2012	10-K	10.38	3/31/2014	001-35922
10.17	White Hawk Petroleum, LLC Membership Unit Purchase Agreement, dated May 23, 2012, by MIE Jurassic Energy Corporation, Pacific Energy Development and White Hawk Petroleum, LLC	10-K	10.4	3/31/2014	001-35922
10.18	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.43	3/31/2014	001-35922
10.19	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.44	3/31/2014	001-35922
10.20	Executive Employment Agreement, dated June 16, 2012, by Pacific Energy Development Corp. and Michael Peterson	10-K	10.45	3/31/2014	001-35922
10.21	Pacific Energy Technology Service, LLC Operating Agreement, dated October 4, 2012, by and between Pacific Energy Development Corp. and South Texas Reservoir Alliance LLC (23)	10-K	10.53	3/31/2014	001-35922
10.22	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Michael L. Peterson	10-K	10.56	3/31/2014	001-35922
10.23	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Frank C. Ingriselli	10-K	10.57	3/31/2014	001-35922
10.24	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore	10-K	10.58	3/31/2014	001-35922

10.25	Form of Bridge Financing Note and Warrant Purchase Agreement	10-K	10.61	3/31/2014	001-35922
10.26	Form of Bridge Financing Secured Promissory Note	10-K	10.62	3/31/2014	001-35922
10.27	Form of Bridge Financing Warrant	10-K	10.63	3/31/2014	001-35922
10.28	Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	10-K	10.64	3/31/2014	001-35922
10.29	First Amendment to Amended and Restated Secured Subordinated Promissory Note, dated July 9, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	8-K	10.1	7/15/2013	001-35922
10.30	Form of Promissory Note (August 12, 2013 - Private Placement Offering)	8-K	10.3	8/13/2013	001-35922
10.31	Form of Amendment to Secured Promissory Note (December 2013)	8-K	10.1	12/18/2013	001-35922
10.32	Form of Warrant for the Purchase of Common Stock (December 2013 New Warrants)	8-K	10.2	12/18/2013	001-35922
10.33	Amendatory Letter Agreement No. 1 dated February 25, 2014, between Red Hawk Petroleum, LLC and Continental Resources, Inc.	8-K	10.1	2/28/2014	001-35922
10.34	Note Purchase Agreement, dated as of March 7, 2014, by and between the Company; BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC, as investors, and BAM Administrative Services LLC, as agent for the investors	8-K	10.1	3/10/2014	001-35922
10.35	Senior Secured Promissory Note (BRe BCLIC Primary) ($11,800,000)(March 7, 2014)	8-K	10.2	3/10/2014	001-35922
10.36	Senior Secured Promissory Note (BRe BCLIC Sub) ($423,530)(March 7, 2014)	8-K	10.3	3/10/2014	001-35922
10.37	Senior Secured Promissory Note (BRe WNIC 2013 LTC Primary) ($17,522,941)(March 7, 2014)	8-K	10.4	3/10/2014	001-35922
10.38	Senior Secured Promissory Note (BRe WNIC 2013 LTC Sub) ($803,529)(March 7, 2014)	8-K	10.5	3/10/2014	001-35922
10.39	Senior Secured Promissory Note (RJ Credit LLC) ($19,450,000)(March 7, 2014)#	8-K	10.6	3/10/2014	001-35922
10.40	Guaranty dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as agent	8-K	10.7	3/10/2014	001-35922
10.41	Security Agreement dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as secured party	8-K	10.8	3/10/2014	001-35922
10.42	Patent Security Agreement dated March 7, 2014, by the Company in favor of BAM Administrative Services LLC, as secured party	8-K	10.9	3/10/2014	001-35922
10.43	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production (Matagorda County, Texas) (March 7, 2014)	8-K	10.1	3/10/2014	001-35922
10.44	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Pacific Energy Development Corp. (March 7, 2014	8-K	10.11	3/10/2014	001-35922
10.45	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.12	3/10/2014	001-35922
10.46	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Pacific Energy Development Corp. (March 7, 2014)	8-K	10.13	3/10/2014	001-35922

10.47	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.14	3/10/2014	001-35922
10.48	Purchase and Sale Agreement, dated March 7, 2014, by and between Red Hawk Petroleum, LLC and RJ Resources Corp.	8-K	10.15	3/10/2014	001-35922
10.49	Asia Sixth Purchase Agreement, dated March 7, 2014, by and between Pacific Energy Development Corp. and RJ Resources Corp.	8-K	10.16	3/10/2014	001-35922
10.50	Membership Interest Purchase Agreement, dated March 7, 2014, by and between Pacific Energy Development Corp. and RJ Resources Corp.	8-K	10.17	3/10/2014	001-35922
10.51	Warrant for the Purchase of 1,000,000 shares of Common Stock granted to Casimir Capital, LP (March 7, 2014)	8-K	10.18	3/10/2014	001-35922
10.52	Form of Second Amendment to Secured Promissory Note (March 7, 2014)	8-K	10.19	3/10/2014	001-35922
10.53	Form of Subordination and Intercreditor Agreement with Secured Promissory Note Holders (March 7, 2014)	8-K	10.2	3/10/2014	001-35922
10.54	Letter Amending Cash Compensation Payable to South Texas Reservoir Alliance LLC (March 7, 2014)	8-K	10.22	3/10/2014	001-35922
10.55	Amendatory Letter Agreement No. 2 to Purchase and Sale Agreement, dated January 21, 2014, between Continental Resources, Inc. and Red Hawk Petroleum, LLC	8-K	10.22	3/10/2014	001-35922
10.56	Form of June 30, 2014 MIE Jurassic Energy Corporation Warrants	8-K	10.1	7/3/2014	001-35922
10.57	Agreement for the Purchase of Shares of Aral Petroleum Capital LLP and Shares and Debt of Groenzee B.V., dated August 1, 2014, by and among Caspian Energy Inc., Caspian Energy Limited, Asia Sixth Energy Resources Limited, Groenzee B.V., Pacific Energy Development Corp., Giant Dragon Enterprises Limited, ACAP Limited, and RJ Credit, LLC.	8-K	10.2	8/5/2014	001-35922
10.58	Promissory Note, dated August 1, 2014, issued by Asia Sixth Energy Resources Limited to Pacific Energy Development Corp.	8-K	10.3	8/5/2014	001-35922
10.59	Termination Agreement of the Shares Subscription Agreement Dated 11 September 2013, dated August 1, 2014, by and among The Sixth Energy Limited, Asia Sixth Energy Resources Limited, and Pacific Energy Development Corp.	8-K	10.1	8/5/2014	001-35922
10.60	Post-Closing Letter Agreement, dated October 9, 2014, by and between Red Hawk Petroleum, LLC and Continental Resources, Inc.	8-K	10.1	10/14/2014	001-35922
10.61	First Amendment to Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Red Hawk Petroleum, LLC (October 9, 2014)	8-K	10.2	10/14/2014	001-35922
10.62	Placement Agent Agreement (November 26, 2014), by and between National Securities Corporation and PEDEVCO Corp.	S-3	10.1	12/19/2014	333-201099
10.63	Form of Common Stock and Warrant Subscription Agreement (November 28, 2014)	S-3	10.2	12/19/2014	333-201099
10.64	Form of Warrant For the Purchase of Common Stock (November 28, 2014)	S-3	10.3	12/19/2014	333-201099
10.65	Note and Security Agreement, dated April 10, 2014, by and between Golden Globe Energy (US), LLC (formerly RJ Resources Corp.), and RJ Credit LLC	8-K	10.1	2/24/2015	001-35922
10.66	Amendment to Note and Security Agreement, dated February 23, 2015, by and between PEDEVCO Corp. and RJ Credit LLC	8-K	10.2	2/24/2015	001-35922
10.67	Assumption and Consent Agreement, dated February 23, 2015, by and among RJ Credit LLC, Golden Globe Energy (US), LLC (formerly RJ Resources Corp.), and PEDEVCO Corp.	8-K	10.3	2/24/2015	001-35922
10.68	Call Option Agreement, dated February 23, 2015, by and between PEDEVCO Corp., Pacific Energy Development Corp. and Golden Globe Energy (US), LLC	8-K	10.4	2/24/2015	001-35922
10.69	Settlement Agreement, dated February 19, 2015, by and among MIE Jurassic Energy Corporation, PEDEVCO Corp., and Pacific Energy Development Corp.	8-K	10.6	2/24/2015	001-35922
10.70	Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015, and effective January 1, 2015, issued by PEDEVCO Corp. to MIE Jurassic Energy Corporation	8-K	10.7	2/24/2015	001-35922
10.71	Membership Interest Purchase Agreement, dated February 19, 2015, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	8-K	10.8	2/24/2015	001-35922
10.72	Assignment, Conveyance and Bill of Sale, dated February 19, 2015, by and between Pacific Energy Development Corp. and Condor Energy Technology LLC	8-K	10.9	2/24/2015	001-35922

10.73	Form of Executive Vesting Agreement dated May 21, 2015		8-K	10.4	5/26/2015	001-35922
10.74	Form of Vesting Agreement dated December 29, 2015		8-K	10.1	12/30/2015	001-35922
10.75	Form of Amendment No. 1 to Vesting Agreement dated January 6, 2016	X
10.76	Letter Agreement, dated November 19, 2015, by and among PEDEVCO Corp., Dome Energy AB, Dome Energy, Inc., and VistaTex Energy LLC		8-K	10.1	11/24/2015	001-35922
10.77	Contingent Promissory Note, dated November 19, 2015, issued by Dome Energy AB to Red Hawk Petroleum, LLC		8-K	10.2	11/24/2015	001-35922
10.78	Letter Agreement, dated April 24, 2015, by and among PEDEVCO Corp., BAM Administrative Services LLC, BRE BCLIC Primary, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC		8-K	10.1	5/14/2015	001-35922
10.79	Form of Common Stock Warrant		8-K	10.11	5/14/2015	001-35922
10.80	Letter Agreement, dated August 28, 2015, by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC		8-K	10.1	9/1/2015	001-35922
10.81	Letter Agreement, dated August 28, 2015, by and among PEDEVCO Corp. and HEARTLAND Bank		8-K	10.2	9/1/2015	001-35922
10.82	Form of Common Stock Warrant (April 24, 2015 Lender Amendment)		10-Q	10.8	11/13/2015	001-35922
10.83	Form of Common Stock Warrant (August 28, 2015 Lender Amendment)		8-K	10.3	9/1/2015	001-35922
10.84	Form of Common Stock Warrant (IR Firm)		8-K	10.6	8/13/2015	001-35922
10.85	Letter Agreement, dated January 29, 2016, by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC		8-K	10.1	2/4/2016	001-35922
10.86	Letter Agreement, dated March 1, 2016, and executed March 7, 2016 by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, and RJ Credit LLC		8-K	10.1	3/11/2016	001-35922
14.1	Code of Ethics and Business Conduct		8-K/A	14.1	8/8/2012	000-53725
21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of GBH CPAs, PC	X
23.2	Consent of South Texas Reservoir Alliance LLC	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
99.1	Reserves Report of South Texas Reservoir Alliance LLC for reserves of PEDEVCO Corp. at December 31, 2015	X
99.2	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	9/5/2013	001-35922
99.3	Charter of the Compensation Committee		8-K	99.1	9/5/2013	001-35922
99.4	Charter of the Audit Committee		8-K	99.1	9/5/2013	001-35922

99.5	Form of Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series B Convertible Preferred Stock	8-K	3.1	12/30/2015	001-35922
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**Furnished herein.

#Although the RJ Credit LLC note has a total face value of $19,450,000, the Company is not obligated to pay any amount more than is borrowed over the $3,950,000 initially funded by RJ Credit LLC and the $1,967,000 funded in September 2014.

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

PEDEVCO Corp.

March 29, 2016	By:	/s/ Frank C. Ingriselli
Frank C. Ingriselli
Chief Executive Officer
(Principal Executive Officer)

March 29, 2016	By:	/s/ Michael L. Peterson
Michael L. Peterson
President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank C. Ingriselli	Chief Executive Officer and Chairman of the Board of Directors	March 29, 2016
Frank C. Ingriselli	(Principal Executive Officer)

/s/ Michael L. Peterson	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2016
Michael L. Peterson

/s/ Elizabeth P. Smith	Director	March 29, 2016
Elizabeth P. Smith

/s/ David C. Crikelair	Director	March 29, 2016
David C. Crikelair

/s/ David Z. Steinberg	Director	March 29, 2016
David Z. Steinberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PEDEVCO Corp.
Danville, California

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of PEDEVCO Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PEDEVCO Corp. as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has negative working capital, negative operating cash flows and has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 4 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 29, 2016

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash	$1,138	$6,675
Accounts receivable	406	-
Accounts receivable - oil and gas	208	602
Accounts receivable – related party	19	58
Deferred financing costs	2,890	2,208
Deferred financing costs – related party	102	-
Prepaid expenses and other current assets	150	81
Total current assets	4,913	9,624

Oil and gas properties:
Oil and gas properties, subject to amortization, net	58,767	19,850
Oil and gas properties, not subject to amortization, net	-	2,205
Total oil and gas properties, net	58,767	22,055

Deferred financing costs	850	3,609
Deferred financing costs – related party	34	-
Note receivable	-	6,363
Other assets	85	85
Investments - cost method	4	4
Total assets	$64,653	$41,740

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,380	$8,650
Accrued expenses	2,178	1,551
Accrued expenses – related party	187	1,353
Revenue payable	475	747
Advances from joint interest owners	-	657
Convertible - notes payable - Bridge Notes, net of premiums of $113,000 and $132,000, respectively	588	687
Notes payable - related party	-	6,170
Notes payable - Secured Promissory Notes, net of discounts of $5,764,000 and $4,652,000, respectively	625	526
Notes payable - Secured Promissory Notes – related party, net of discounts of $757,000 and $0, respectively	134	-
Total current liabilities	7,567	20,341

Long-term liabilities:
Notes payable - Secured Promissory Notes, net of discounts of $1,161,000 and $7,674,000, respectively	23,160	22,733
Notes payable - Secured Promissory Notes – related party, net of discounts of $243,000 and $0, respectively	4,857	-
Notes payable – Subordinated - related party	8,918	-
Notes payable – other	4,925	-
Asset retirement obligations	189	89
Total liabilities	49,616	43,163

Commitments and contingencies
		’
Shareholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and -0- shares issued and outstanding at December 31, 2015 and 2014, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 45,236,497 and 33,117,516 shares issued and outstanding at December 31, 2015 and 2014, respectively	45	33
Additional paid-in-capital	97,163	59,395
Accumulated deficit	(82,112)	(60,796)
Non-controlling interests	(59)	(55)
Total shareholders' equity (deficit)	15,037	(1,423)

Total liabilities and shareholders' equity (deficit)	$64,653	$41,740

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015 and 2014
 (amounts in thousands, except share amounts)

	For the Year Ended December 31,
	2015	2014

Revenue:
Oil and gas sales	$5,326	$4,812

Operating expenses:
Lease operating costs	1,830	1,674
Exploration expense	701	1,306
Selling, general and administrative expense	6,962	8,712
Impairment of oil and gas properties	1,337	5,416
Depreciation, depletion, amortization and accretion	5,145	954
Loss on settlement of payables	-	39
Total operating expenses	15,975	18,101

Gain (loss) on sale of oil and gas properties	526	(5,366)
Gain (loss) on sale of equity investment	566	(1,028)
Loss on sale of deposit for business acquisition	-	(1,945)
Loss from equity method investments	(91)	(544)
Operating loss	(9,648)	(22,172)

Other income (expense):
Interest expense	(13,904)	(9,859)
Interest income	40	281
Gain (loss) on debt extinguishment	2,192	(823)
Total other expense	(11,672)	(10,401)

Net loss	(21,320)	(32,573)
Less: net loss attributable to non-controlling interests	(4)	(2,699)
Net loss attributable to PEDEVCO common shareholders	$(21,316)	$(29,874)

Net loss per common share:
Basic and diluted	$(0.51)	$(1.06)

Weighted average number of common shares outstanding:
Basic and diluted	41,533,800	28,244,096

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2015 and 2014
(amounts in thousands, except share data)

	Series A Convertible				Additional	Stock
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interests	Totals
Balances at December 31, 2013	-	$-	26,121,062	$26	$51,783	$(10,000)	$(30,922)	$-	$10,887
Issuance of common stock for cash	-	-	6,762,234	7	8,356	-	-	-	8,363
Issuance of common stock for settlement of liabilities	-	-	208,676	-	570	-	-	-	570
Stock-based compensation	-	-	139,500	-	4,306	-	-	-	4,306
Issuance of common stock to Bridge Note holders for debt conversion	-	-	1,452,595	1	2,240	-	-	-	2,241
Rescission of common stock issued in private placement	-	-	(3,333,333)	(3)	(9,997)	10,000	-	-	-
Exercise of options for cash	-	-	20,000	-	5	-	-	-	5
Cashless exercise of options	-	-	4,453	-	-	-	-	-	-
Cashless exercise of warrants	-	-	58,329	-	-	-	-	-	-
Issuance of restricted common stock for services	-	-	1,684,000	2	(2)	-	-	-	-
Warrants issued to placement agent related to senior notes	-	-	-	-	1,520	-	-	-	1,520
Beneficial conversion feature	-	-	-	-	211	-	-	-	211
Amendment of bridge note to convertible note	-	-	-	-	74	-	-	-	74
Debt discount related to warrants issued to bridge note holders	-	-	-	-	329	-	-	-	329
Sale of equity investment	-	-	-	-	-	-	-	2,644	2,644
Net loss	-	-	-	-	-	-	(29,874)	(2,699)	(32,573)
Balances at December 31, 2014	-	$-	33,117,516	$33	$59,395	$-	$(60,796)	$(55)	$(1,423)
Issuance of restricted stock for services	-	-	1,816,408	2	(2)	-	-	-	-
Forfeiture of restricted stock	-	-	(13,500)	-	-	-	-	-	-
Issuance of common stock to Bridge Note holders for debt conversion	-	-	165,431	-	102		-	-	102
Stock-based compensation	-	-	390,000	-	3,602	-	-	-	3,602
Issuance of common and preferred stock for oil and gas properties	66,625	-	3,375,000	3	31,133	-	-	-	31,136
Issuance of common stock for cash	-	-	6,366,197	7	2,773	-	-	-	2,780
Cashless exercise of options	-	-	19,445	-	-	-	-	-	-
Issuance of warrants for debt deferrals	-	-	-	-	160	-	-	-	160
Net loss	-	-	-	-	-	-	(21,316)	(4)	(21,320)
Balances at December 31, 2015	66,625	$-	45,236,497	$45	$97,163	$-	$(82,112)	$(59)	$15,037

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014
(amounts in thousands)

	December 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(21,316)	$(29,874)
Net loss attributable to non-controlling interests	(4)	(2,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,602	4,306
Impairment of oil and gas properties	1,337	5,416
Depreciation, depletion, amortization and accretion	5,144	954
Loss on settlement of payables	-	39
(Gain) loss on sale of oil and gas properties	(525)	5,366
(Gain) loss on sale of equity investment	(566)	1,028
Loss on sale of 50% of the deposit for business acquisition	-	1,945
Loss from equity method investments	91	544
Interest expense deferred and capitalized in restructuring	2,527	-
Amortization of debt discount	4,418	3,375
Amortization of deferred financing costs	2,101	1,411
(Gain) loss on debt extinguishment	(2,192)	823
Changes in operating assets and liabilities:
Accounts receivable	(156)	-
Accounts receivable - oil and gas	2,051	169
Accounts receivable - oil and gas - related party	21	26
Accounts receivable - related party	39	21
Inventory	-	396
Prepaid expenses and other current assets	(69)	(8)
Accounts payable	(4,050)	586
Accounts payable - related party	-	(463)
Accrued expenses	630	695
Accrued expenses - related parties	227	401
Revenue payable	(272)	19
Advances for joint operations	(657)	657
Net cash used in operating activities	(7,619)	(4,867)

Cash Flows From Investing Activities:
Cash paid for oil and gas properties	-	(28,571)
Cash paid for drilling costs	(235)	(1,320)
Proceeds from sale of equity investment	500	1,615
Proceeds from sale of oil and gas properties	-	8,798
Proceeds from sale of deposit	-	3,055
Proceeds from notes receivable	-	467
Proceeds from disposition of White Hawk	-	2,718
Cash paid for asset retirement bond	-	(86)
Issuance of notes receivable - related parties	-	(2,374)
Cash paid for unproved leasehold costs	-	(379)
Net cash provided by (used in) investing activities	265	(16,077)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	2,780	8,363
Proceeds from exercise of warrants and options	-	5
Proceeds from notes payable	-	21,226
Cash paid for deferred financing costs	-	(5,658)
Repayment of notes payable	(863)	-
Repayment of notes payable - related party	(100)	-
Repayment of Secured Promissory Notes	-	(2,530)
Repayment of paid-in-kind obligations	-	(400)
Net cash provided by financing activities	1,817	21,006

Net (decrease) increase in cash	(5,537)	62
Cash at beginning of period	6,675	6,613
Cash at end of period	$1,138	$6,675

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2015 and 2014
(amounts in thousands)

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$5,077	$4,196
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Accrued development costs	$3,851	$6,406
Issuance of restricted common stock for services upon vesting maturity	$-	$2
Issuance of common stock in settlement of liabilities	$-	$570
Issuance of common stock to Bridge Note holders due to conversion	$102	$2,241
Rescission of common stock issued in private placement	$-	$10,000
Deferred financing costs related to warrants issued in conjunction with notes payable	$-	$1,520
Reclass of notes payable - Bridge Notes to convertible notes	$-	$2,375
Consolidation of non-controlling interest in PEDCO MSL	$-	$2,644
Reclass of deposit for business acquisitions to notes receivable	$-	$5,000
Beneficial conversion feature of convertible - notes payable - Bridge Notes	$-	$285
Reclass of notes payable - related parties to - Bridge Notes	$-	$525
Debt discount related to the warrants issued to Bridge Notes	$-	$329
Changes in estimates of asset retirement obligations	$24	$23
Accounts receivable from purchase of oil and gas property	$1,678	$-
Accounts payable from purchase of oil and gas property	$751	$-
Note receivable sold for purchase of oil and gas properties	$5,000	$-
Notes payable - Subordinated assumed as part of purchase of oil and gas properties	$8,353	$-
Issuance of Redeemable Series A Convertible Preferred Stock for purchase of oil and gas properties	$28,402	$-
Issuance of common stock for purchase of oil and gas properties	$2,734	$-
Sale of oil and gas properties for promissory note	$4,101	$-
Issuance of warrants for deferred financing costs	$160	$-

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

The Company’s principal operating properties are located in the Wattenberg, Wattenberg Extension, and Niobrara formation in the Denver-Julesburg Basin (the “D-J Basin”) in Weld County, Colorado, all of which properties are owned by the Company through its wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”).

The Company plans to focus on the development of shale oil and gas assets held by the Company in the U.S., including its oil and gas working interests in the Wattenberg and Wattenberg Extension in the D-J Basin (the “D-J Basin Asset”), which the Company acquired in March 2014 from Continental Resources, Inc. (“Continental” and the “Continental Acquisition”). Additionally, with the acquisition of additional oil and gas working interests in February 2015 from Golden Globe Energy (US), LLC (“GGE”) (the “GGE Acquisition”), the Company has significantly increased the working interests owned by the Company in the D-J Basin Asset. See Note 5.

The Company previously owned a 20% interest in Condor Energy Technology, LLC (“Condor”). Condor’s operations consisted primarily of working interests in oil and gas leases in the Niobrara shale formation located in the D-J Basin in Weld County, Colorado. The remaining interest in Condor is owned by an affiliate of MIE Holdings Corporation (“MIE Holdings”, Hong Kong Stock Exchange code: 1555.HK). MIE Holdings is one of the largest independent upstream onshore oil companies in China. In addition, the Company made a direct investment into the drilling and completion of the first three wells that Condor drilled and completed. In February 2015, the Company divested its interest in Condor and the wells in which it had a direct working interest. See Note 9.

As of December 31, 2013, the Company owned a 100% interest in White Hawk Petroleum, LLC (“White Hawk Petroleum”) and accounted for White Hawk Petroleum as a consolidated subsidiary of the Company. White Hawk Petroleum’s operations consisted primarily of working interests in oil and gas leases in the Eagle Ford shale formation in McMullen County, Texas. On February 19, 2014, White Hawk Petroleum sold its remaining interests in the Eagle Ford Shale play for net proceeds of $2,718,000. See Note 5.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp., a Nevada corporation; (iii) Pacific Energy Technology Services, LLC, a Nevada limited liability company (owned 70% by us); (iv) Pacific Energy & Rare Earth Limited, a Hong Kong company; (v) Blackhawk Energy Limited, a British Virgin Islands company; (vi) White Hawk Petroleum, LLC, a Nevada limited liability company, (vii) Red Hawk Petroleum, LLC, a Nevada limited liability company, which was formed on January 16, 2014, (vii) Pacific Energy Development MSL, LLC (owned 50% by us) and is included in our consolidated results; and (ix) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with then planned reorganization transaction with Dome Energy, Inc., which was subsequently terminated. All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting for Joint Ventures. A portion of the Company’s oil and gas interests were held in Condor, a joint venture collectively owned with affiliates of MIE Holdings. Condor was a Nevada limited liability company owned 20% by the Company and 80% by an affiliate of MIE Holdings. The Company accounted for its 20% ownership in Condor using the equity method.

The Company evaluated its relationship with Condor to determine if it qualified as a variable interest entity (“VIE”), as defined in ASC 810-10, and whether the Company was the primary beneficiary, in which case consolidation would be required. The Company determined that Condor qualified as a VIE, but since the Company was not the primary beneficiary of Condor, the Company concluded that consolidation was not required during 2014 for Condor. In February 2015, the Company divested its interest in Condor. See Note 9.

Non-Controlling Interests. The Company is required to report its non-controlling interests as a separate component of shareholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Significant estimates generally include those with respect to the amount of recoverable oil and gas reserves, the fair value of financial instruments, oil and gas depletion, asset retirement obligations and stock-based compensation.

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2015 and 2014, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2015, approximately $842,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to two customers comprised 64% and 21% of the Company’s total oil and gas revenues for the year ended December 31, 2015. Sales to one customer comprised 40% of the Company’s total oil and gas revenues for the year ended December 31, 2014. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $34,000 related to receivables from joint interest owners.

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

Impairment of Long-Lived Assets. The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. The Company recorded impairment of leases for the years ended December 31, 2015 and 2014 of $1,337,000 and $5,416,000, respectively, for lease acreage that expired during the year due to non-renewals or non-utilization of leases.

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

The following table describes changes in our asset retirement obligations during the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Asset retirement obligations at January 1,	$89	$76
Accretion expense	40	17
Obligations incurred for acquisition	87	105
Obligations settled - assets sold	(3)	(132)
Changes in estimates	(24)	23
Asset retirement obligations at December 31,	$189	$89

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

Stock-Based Compensation. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The Company estimates volatility by considering the historical stock volatility. The Company has opted to use the simplified method for estimating expected term, which is generally equal to the midpoint between the vesting period and the contractual term.

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted income per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended December 31, 2015 and 2014, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 2,177,540 and 1,317,024 potentially issuable shares of common stock related to options and 7,803,282 and 6,594,129 potentially issuable shares of common stock related to warrants and 2,027,302 and 1,474,867 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the years ended December 31, 2015 and 2014, respectively.

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

Recently Issued Accounting Pronouncements. There were various accounting standards and interpretations issued during 2015 and 2014, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. We expect to adopt the standard in the first quarter of 2017 and do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company expects that the affected amounts on its balance sheets will be reclassified within the balance sheets upon adoption of this ASU to conform to this standard. The Company expects to adopt this ASU during the first quarter of 2016 and does not expect that the adoption of this ASU will have a material impact on its financial statements.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – GOING CONCERN

The realization of the Company’s assets and satisfaction of its liabilities is contingent on the completion of a financing.  The Company anticipates that it will need approximately $25 million to execute its current business plan and is currently in the later stages of consummating the necessary financing.  In the event that the Company is unable to complete the financing currently under consideration, and is otherwise unable to replace such financing on a timely basis, it would materially affect the Company’s ability to continue as a going concern.  If such financing is not completed, among other things, the Company expects that it would incur an impairment of its oil and gas properties of approximately $26 - $32 million and the Company’s ability to meet its obligations from existing cash flows would be significantly affected. If the Company would be required to seek financing from other sources, such financings may not be available or, if available, may not be on terms acceptable to the Company. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its obligations and develop its oil and gas properties to attain profitable operations.

NOTE 5 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2015 and 2014 (in thousands):

	January 1, 2015	Additions	Disposals	Transfers	December 31, 2015
Oil and gas properties subject to amortization	$24,057	$47,561	$(7,252)	$289	$64,655
Oil and gas properties not subject to amortization	8,159	-	(7,870)	(289)	-
Asset retirement costs	76	63	(2)	-	137
Accumulated depreciation, depletion and impairment	(10,237)	(6,441)	10,653	-	(6,025)
Total oil and gas properties, net	$22,055	$41,183	$(4,471)	$-	$58,767

	January 1, 2014	Additions	Disposals	Transfers	December 31, 2014
Oil and gas properties subject to amortization	$6,314	$33,716	$(15,973)	$-	$24,057
Oil and gas properties not subject to amortization	7,167	3,073	(2,081)	-	8,159
Asset retirement costs	28	128	(80)	-	76
Accumulated depreciation, depletion and impairment	(4,706)	(6,353)	822	-	(10,237)
Total oil and gas properties, net	$8,803	$30,564	$(17,312)	$-	$22,055

The depletion recorded for production on properties subject to amortization for the years ended December 31, 2015 and 2014 amounted to $5,104,000 and $937,000, respectively. The Company recorded impairment of leases for the years ended December 31, 2015 and 2014 of $1,337,000 and $5,416,000, respectively, for lease acreage that expired during the year due to non-renewals or non-utilization of leases.  The Company did not record any impairment of properties subject to amortization for the years ended December 31, 2015 and 2014.

During the year ended December 31, 2015, additions to oil and gas properties subject to amortization consisted of completion costs of $235,000 primarily related to the operated wells in the D-J Basin, and the acquisition of approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado from GGE in February 2015 valued at $43,562,000 (see below for more details). In addition, $3,851,000 of non-operating well costs were incurred on eight wells drilled by third party operators during the year ended December 31, 2015. Upon completion of the three Loomis wells, the Company assessed its unproved properties, and determined that $289,000 of costs had been proved through these drilling operations. As a result, the Company reclassified these costs to proved property as of December 31, 2015.

On November 19, 2015, the Company entered into a Letter Agreement with Dome Energy, Inc. (“Dome Energy”) pursuant to which Dome Energy agreed to fully fund the Company’s proportionate share of all the working interest owner expenses with respect to these eight wells.  The Company assigned its interests in these wells to Dome Energy effective November 18, 2015.  Dome Energy agreed to assume the current amounts owed for the drilling and completion costs of $3,851,000 and to pay an additional $250,000 to the Company in the event the anticipated merger with Dome Energy was not consummated.

In connection with the assignment of these well interests to Dome Energy, Dome Energy has issued a contingent promissory note to the Company, dated November 19, 2015 (the “Dome Promissory Note”), with a principal amount of $250,000, which note was due and payable to the Company as of December 29, 2015 upon the termination of the anticipated merger with Dome Energy.  To guarantee prompt payment of the Dome Promissory Note, Dome Energy deposited $250,000 into an escrow account. As of December 31, 2015, the funds have not been released from the escrow account to the Company and accordingly, the Company has recorded a receivable of $250,000 for the amount still due.

During the year ended December 31, 2014, additions to oil and gas properties subject to amortization consisted primarily of acquisition costs related to the Continental Acquisition (defined below) of $28,628,000, drilling and completion costs for operated properties of $2,110,000, $1,906,000 and $1,890,000 for the Loomis 2-1H, Loomis 2-3H and Loomis 2-6H wells, respectively, and drilling and completions costs for 4 wells on non-operated properties of $2,360,000.

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

On March 7, 2014, the Company completed the Continental Acquisition and used a portion of funds from the initial closing of a $50 million financing facility with RJ Credit LLC (“RJC”) and other lenders of which $34.5 million was borrowed initially to pay the Final Purchase Price to acquire Continental’s properties. As described below, the Note Purchase Agreement further required that the Company convey 50% of the lease acreage and working interests acquired from Continental to GGE as additional consideration for the financing.

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

Mississippian Asset

On March 7, 2014, the Company completed a series of transactions whereby we sold 50% of the Mississippian Asset to GGE (defined below), with GGE becoming a 50% owner of PEDCO MSL, and with us then owning an average 49% working interest in the Mississippian Asset covering an aggregate of approximately 7,006 gross (3,443 net) acres. Pursuant to the provisions of the term assignment agreement, the Company was required to drill and complete three horizontal wells by December 29, 2014 in order to continue to hold the acreage. However, due to falling oil prices and mixed results from horizontal well operations reported by other operators in the Mississippian play, we had not yet spudded any wells on the Mississippian Asset as of December 29, 2014, and in mid-December we approached Berexco LLC to request terms for an extension of the term assignment, with negotiations between the parties following. On March 26, 2015, the Company determined to discontinue negotiations with Berexco LLC regarding the extension of the term assignment. The term assignment expired effective December 29, 2014 and the Company impaired the Mississippian Asset in full in the fourth quarter of 2014.

Acquisition of Properties from Golden Globe Energy (US) LLC (“GGE”).

On February 23, 2015 (the “Closing”), the Company’s wholly-owned subsidiary, Red Hawk, completed the acquisition of approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado (the “GGE Acquired Assets”) from GGE.

As consideration for the acquisition of the GGE Acquired Assets, the Company (i) issued to GGE 3,375,000 restricted shares of the Company’s common stock and 66,625 restricted shares of the Company’s newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”) (see Note 12), (ii) assumed approximately $8.35 million of subordinated notes payable from GGE pursuant to an Assumption and Consent Agreement and an Amendment to Note and Security Agreement (see other Notes for more details), and (iii) provided GGE with a one-year option to acquire the Company’s interest in its Kazakhstan opportunity for $100,000 payable upon exercise of the option pursuant to a Call Option Agreement. The effective date of the transaction was January 1, 2015, with the exception of all revenues and refunds attributable to GGE’s approximate 49.7% interest in each of the Loomis 2-1H, Loomis 2-3H and Loomis 2-6H wells, which revenues and refunds the Company owns from the date of first production, which totaled approximately $700,000.

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

The following table presents the Company’s supplemental consolidated pro forma total revenues, lease operating costs, net income (loss) and net loss per common share as if the GGE Acquisition completed in February 2015 had occurred on January 1, 2015 and the acquisition of D-J Basin Assets completed in March 2014 from Continental and simultaneous dispositions had occurred on January 1, 2014 (in thousands, except per share amounts).

	For the Year Ended
	December 31, 2015
	PEDEVCO	Net Acquisitions/Dispositions	Pro Forma Combined
Revenue	$5,326	$780	$6,106
Lease operating costs	$(1,830)	$(275)	$(2,105)
Net income (loss)	$(20,484)	$505	$(19,979)
Net income (loss) per common share	$(0.49)	$0.01	$(0.48)

	For the Year Ended
	December 31, 2014
	PEDEVCO	Net Acquisitions/Dispositions	Pro Forma Combined
Revenue	$4.812	$1,102	$5,914
Lease operating costs	$(1,674)	$(376)	$(2,050)
Net income (loss)	$(29,874)	$433	$(29,441)
Net income (loss) per common share	$(1.06)	$0.02	$(1.04)

Disposition of Oil and Gas Properties

2014 Dispositions

In connection with the GGE financing, the Company sold 50% of its interests in the assets acquired in the Continental Acquisition and 50% of its pending interest in Asia Sixth Energy Resources Limited (“Asia Sixth”). The Company allocated the proceeds from the financing between the debt obligation and the sale of the properties on a relative fair value basis. See Note 7.

On February 19, 2014, White Hawk closed a Purchase and Sales Agreement (the “Sale Agreement”) with Millennial PDP Fund IV, LP (“Millennial”), pursuant to which White Hawk sold its remaining interests in the Eagle Ford Shale formation to Millennial for net cash proceeds of $2,718,000, and recognized a gain of $159,000 for the year ended December 31, 2014, including the receipt of $251,000 in May 2014.

In March 2014, the Company acquired oil and gas properties from Continental. The Company entered into a note purchase agreement with certain lenders including RJ Credit LLC (“RJ Credit”) to finance the acquisition. As a part of this agreement, the Company conveyed 50% of its note receivable with Asia Sixth (described in more detail in other Notes), 50% of its interest in the oil and gas properties acquired, and a 50% interest in Pacific Energy Development MSL, LLC. The following table presents the loss on sale to RJ Credit associated with each of these items (in thousands):

	Allocated Proceeds	Historical Cost	Loss on Sale
Note receivable	$3,055	$5,000	$(1,945)
Oil and gas properties	$8,707	$14,226	$(5,519)
Mississippian Asset	$1,615	$2,643	$(1,028)

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

2015 Dispositions

In February 2015, the Company sold to MIE Jurassic Energy Corporation (“MIEJ”), an affiliate of MIE Holdings, all of the direct interests in approximately 945 net acres and interests in three wells owned by the Company with a recorded net book value of $620,000 resulting in a gain on sale of oil and gas properties of $275,000. See Note 9. In November 2015, the Company assigned its interest in eight non-operated wells drilled by third party operators. Dome Energy agreed to assume the current amounts owed for the drilling and completion costs of $3,851,000.

NOTE 6 – SALE OF 50% OF PACIFIC ENERGY DEVELOPMENT MSL, LLC.

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

NOTE 7 – DEPOSIT FOR BUSINESS ACQUISITION

On September 11, 2013, the Company entered into a Shares Subscription Agreement (“SSA”) to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), which held an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity.  In August 2014 the SSA and related documents were restructured (the “Aral Restructuring”), in connection with which the Company received a promissory note in the principal amount of $5.0 million from Asia Sixth (the “A6 Promissory Note”), which would be converted into a 5.0% interest in Caspian Energy, Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, upon the consummation of the Aral Restructuring.

We entered into an agreement with GGE to convey 50% of our interests in Asia Sixth Energy Resources Limited (“Asia Sixth”) in connection with the RJ Credit financing. The Company allocated $3,055,000 of the proceeds from the debt financing to the 50% interest in Asia Sixth conveyed to GGE and recorded a loss on sale of $1,945,000.

The Aral Restructuring was consummated effective May 20, 2015, upon which date the A6 Promissory Note was converted into 23,182,880 shares of common stock of Caspian Energy. In addition, on the date of conversion of the A6 Promissory Note, Mr. Frank Ingriselli, our Chairman and Chief Executive Officer, was appointed as a non-executive director of Caspian Energy.

In connection with our GGE Acquisition, on February 23, 2015, we provided GGE a one-year option to acquire our interest in Caspian Energy, Inc. for $100,000 payable upon exercise of the option recorded in prepaid expenses and other current assets. As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy Inc. which were issued upon conversion of the A6 Promissory Note at December 31, 2015 was $-0-. The option provided to GGE was not exercised and has expired, resulting in the Company retaining ownership of the 23,182,880 shares of Caspian Energy, Inc.  These shares will be accounted for as marketable securities in the period ending March 31, 2016.

NOTE 8 – NOTE RECEIVABLE

Condor Energy Technology, LLC

The Company loaned Condor funds for operations pursuant to a promissory note entered into on February 14, 2013, which permitted multiple loans to be made up to $8,000,000 as separate “advances”. As of December 31, 2014, the balance of the note receivable prior to applying the excess loss from Condor was $6,979,000 plus accrued interest of $121,000 due from Condor.

In accordance with ASC 323-10-35, the losses from Condor that exceeded the equity investment of the Company were used to reduce the note receivable balance. If the losses were to exceed the note receivable balance, no additional losses would be recorded for the equity investment. The net receivable balance as of December 31, 2014, after applying the excess loss was $1,363,000. After applying the losses to the equity investment and the note receivable, the Company has unrecorded excess losses of zero as of December 31, 2014. The following table reflects the activity related to the note receivable-related party (in thousands):

	December 31,	December 31,
	2015	2014
Note receivable-related party prior to applying excess losses	$6,979	$6,979
Equity change in net loss at 20% applied to note receivable-related party as of December 31, 2013	(5,193)	(5,193)
Equity change in net loss at 20% for year ended December 31, 2014	(271)	(271)
Equity change in net loss at 20% for period from January 1 through February 23, 2015	(91)	-
Previously unrecognized losses for year ended December 31, 2013	(273)	(273)
Interest accrued	160	121
Extinguishment of note receivable with Condor	(1,311)	-
Net note receivable	$-	$1,363

As part of the Settlement Agreement with MIEJ on February 19, 2015, the note receivable were settled in full (see Note 9).

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

NOTE 9 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

In October 2011, the Company formed a new subsidiary, Condor Energy Technology LLC (“Condor”), a limited liability company organized under the laws of the State of Nevada. The Company owned 20% of Condor and a subsidiary of MIE Holdings Corporation (“MIE Holdings”) owned 80%.

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

Settlement Agreement with MIEJ

On February 19, 2015, the Company entered into a Settlement Agreement with MIEJ (the “MIEJ Settlement Agreement”), the 80% partner in Condor and the lender under the Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, in the principal amount of $6,170,065 (the “MIEJ Note”). The Settlement Agreement and related agreements for the disposition of the Company’s interest in Condor contained the following terms:

●	The Company and MIEJ entered into a new Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015 (the “New MIEJ Note”), with a principal amount of $4.925 million, extinguishing the original MIEJ Note which had a principal amount of $6,070,000 after cash payments of $100,000;
●	The Company sold to MIEJ (i) its 20% interest in Condor, and (ii) all of the direct interests in approximately 945 net acres and working interests in three wells separately owned by the Company;
●	The Company’s employees were removed as officers of Condor, and the Company agreed to assist with Condor’s accounting and audits and perform joint interest billing accounting for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month thereafter, pro-rated for partial months, for up to six months;
●	MIEJ paid $500,000 to the Company’s Senior Loan Investors (defined below) as a principal reduction on the Company’s Senior Loan;
●	Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that the Company owed to Condor;
●	The Company paid MIEJ $100,000 as a principal reduction under the original MIEJ Note; and
●	The parties fully released each other from every claim, demand or cause of action arising on or before February 19, 2015.

The net effect of these transactions with MIEJ was to reduce approximately $9.4 million in aggregate liabilities due from the Company to MIEJ and Condor to $4.925 million, which is now the new principal amount of the New MIEJ Note.

The following table reflects the activity related to the Company’s settlement with MIEJ (in thousands):

Items Received by PEDEVCO
Extinguishment of accrued liabilities	$3,280
Extinguishment of original debt with MIE net of cash payments of $100,000	6,070
Proceeds from cash payments made by MIE to RJ Credit and the Agent	500
Total	$9,850

Items Received by MIEJ
Issuance of new MIEJ note	$4,925
Extinguishment of note receivable with Condor	1,272
Historical cost of oil and gas property sold to Condor	620
Total	6,817

Net gain on settlement	$3,033

The following table presents the allocation of the gain on settlement with MIEJ described above (in thousands):

	Allocated Value	Historical Cost	Gain on Settlement
Oil and gas properties	$895	$620	$275
Investment in Condor	1,838	1,272	566
Note payable – MIEJ	7,117	4,925	2,192
Total	$9,850	$6,817	$3,033

The Company recognized a gain on sale of equity investments during the year ended December 31, 2015 in the amount of $566,000.

During the year ended December 31, 2014, the Company advanced $2.1 million to Condor. The Company recorded the previously unrecognized loss of $273,000 and its equity share of net loss from Condor of $271,000 for a total recognized loss of $544,000 during the year ended December 31, 2014.

The Company’s investment in Condor had a balance of $-0- at December 31, 2014 and would not increase until the Company’s share of income from Condor exceeded the $5,737,000 valuation allowance applied against the balance of the Company’s note receivable to Condor.

As of December 31, 2014, the Company had a note receivable of $6,979,000, plus accrued interest of $121,000 due from Condor.

As of December 31, 2014, the Company had unrecognized losses of $-0- in excess of its cost basis in Condor.

The Company had an agreement to provide management services to Condor for which Condor owed $-0- and $56,000 at December 31, 2015 and 2014, respectively. Total fees billed to Condor were $273,000 for the year ended December 31, 2015, and $397,000 for the year ended December 31, 2104.

The Company was subject to recording its 20% proportionate share of Condor’s income or losses. The Company was obligated to maintain, under the membership agreement of Condor, its proportionate share of capital contributions. Below is summarized financial information for Condor.

Summarized balance sheets (in thousands):

December 31,
2014
Current assets	$2,700
Oil and gas properties, net	3,825
Other long – term assets	108
Total assets	$6,633

Current liabilities	$1,547
Notes payable to affiliates	33,740
Other long-term liabilities	32
Total liabilities	35,319

Members’ deficit	(28,686)
Total liabilities and members’ deficit	$6,633

Summarized statements of operations (in thousands):

	For the Period from January 1-February 23, 2015	For the Year Ended December 31, 2014
Revenue	$108	$3,096
Operating expenses	(368)	(3,065)
Operating income (loss)	(260)	31
Interest expense	(195)	(1,386)
Net loss	$(455)	$(1,355)

Condor owed the Company $21,000 at December 31, 2014 from production sales related to the Company’s working interests in the D-J Basin Asset.

The Company owed Condor $30,000 from production related expenses and $1,853,000 related to capital expenditures incurred by Condor for the drilling of wells during the year ended December 31, 2014.

During the period from January 1, 2015 through February 23, 2015 (the date the Company’s interests in Condor were divested), the Company recorded $91,000 as its 20% share of Condor’s net losses for that period. The Company’s 20% equity share of Condor’s losses for the year ended December 31, 2014 were $271,000. The $271,000 of our equity share of losses was recorded against the Company’s note receivable and accrued interest. In 2014, the Company recorded the excess losses attributable to 2013 against the investment.

NOTE 10 – NOTES PAYABLE

Note Purchase Agreement and Sale of Secured Promissory Notes

On March 7, 2014, the Company entered into a $50 million financing facility (the “Notes Purchase Agreement”) between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (collectively, the “Investors” or the “Senior Loan Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”).  The Company issued the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”, and the “Senior Notes”) and provided for an additional $15.5 million available under the financing agreement to fund the Company’s future drilling costs. On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Initial Note to HEARTLAND Bank, and effective April 1, 2015, BRe BCLIC Primary transferred its Initial Note to Senior Health Insurance Company of Pennsylvania (“SHIP”), with each of HEARTLAND Bank and SHIP becoming an “Investor” for purposes of the discussion below.

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

As a result of the transactions effected by the Red Hawk Purchase, Asia Sixth Purchase, Membership Purchase and Plan of Merger, GGE acquired ownership of 50% of all of the Company’s oil and gas assets and properties acquired in connection with the Continental Acquisition, rights to 50% of the Company’s right to acquire Asia Sixth which owned the oil and gas assets and properties in Kazakhstan pursuant to the Shares Subscription Agreement (which has since been terminated), and ownership of 50% of the Mississippian Asset. In return, the Company received the financing agreement to acquire the Continental Assets from Continental and provision for future drilling funds and obtained a strategic partner that would fund its own portion of the drilling costs for the development of the Company’s properties.

In connection with the March 2014 financing, the Company allocated a portion of the proceeds from the financing to the promissory notes and a portion to the sales of (i) 50% of the Wattenberg Asset acquired from Continental, (ii) 50% of the Company’s investment in Asia Sixth and (iii) 50% of the Mississippian Asset on a relative fair value basis. To the extent the proceeds of the financing exceed the portion allocated to the debt the Company recorded a debt discount. To the extent the sales price attributable to the assets was less than the net book value, the Company recorded a loss on sale of assets.

The components of this transaction are as follows (in thousands):

March 7, 2014
Gross proceeds from issuance of Initial Notes	$34,500
Deferred financing costs – paid underwriting fees	(5,382)
Original debt issue discount	(1,725)
Net Proceeds	$27,393

Allocation of proceeds to sale of assets (recorded as additional debt issue discount):
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

On April 24, 2015, certain of the Investors in our Initial Notes agreed to defer certain mandatory principal repayments and interest payments that would otherwise be payable in the months of May and June 2015, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the Initial Notes. The aggregate principal and interest that was deferred was approximately $354,000, which amount has been added to the principal due under the Initial Notes as of July 31, 2015 and is due upon maturity ($320,000 of which was expensed as additional interest expense). The Company was also charged an additional deferral fee of $354,000, the amount of the principal and interest deferred under this agreement, which was added to the principal and due upon maturity. As consideration for the deferral, on September 10, 2015, the Company issued warrants exercisable for an aggregate of 349,111 shares of our common stock to the Investors participating in the deferral. Each warrant has a 3-year term and is exercisable on a cashless basis at an exercise price of $1.50 per share. The fair value of these warrants of approximately $40,000 was recorded as additional deferred financing costs.

On August 28, 2015, the Company entered into agreements with the holders of the Senior Notes to (i) defer until the maturity date of the Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, (ii) HEARTLAND Bank agreed to change the frequency of payment of accrued interest and mandatory principal repayments from monthly to semi-annually, with the next interest payment due February 1, 2016 and the next mandatory principal repayment due August 3, 2016, and with the Company agreeing to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund starting in February 2016 which the Company shall pay to HEARTLAND Bank every six months when due and owing, (iii) RJC agreed to defer all interest payments otherwise due and payable by the Company to RJC during the period commencing on August 1, 2015 through January 31, 2016 (the “Waiver Period”), which deferred interest is added to principal each month during the Waiver Period, (iv) certain other holders agreed to (a) defer until the maturity date of their Senior Notes 12/17ths of the interest payments that would otherwise be due and payable by the Company to them on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, and (b) have the Company pay in cash 5/17ths of such interest payments per month, with all deferred interest being added to principal each month until the maturity date of the Senior Notes, and (v) SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub and RJC increased the interest rate under their Senior Notes from 15% to 17% per annum on all outstanding principal under their Senior Notes during the Waiver Period. These deferrals agreed upon with our Investors (the “August-January Deferrals”) reduced the Company’s monthly cash interest payments and mandatory principal repayments from approximately $600,000 per month prior to these agreements, to approximately $100,000 per month during the Waiver Period.

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

In addition, in the event the aggregate total of principal and interest deferred in connection with the August-January deferrals had exceeded $900,000 over the Waiver Period, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, the Company will proportionately grant additional warrants such that the total aggregate number of shares of Company common stock exercisable under all warrants granted will equal the total principal and interest deferred by such Investors divided by $0.75, provided that such obligation has been extended as discussed below.  As of December 31, 2015, the amount of deferred interest and deferred principal was $2,527,000 and $519,000, respectively.  The number of warrants to be issued as of December 31, 2015 was approximately 3.1 million. As the fair value of the warrants is minimal, due to the exercise price being out-of-the money, as of December 31, 2015, no liability was accrued.

There were no borrowings made under the Senior Notes during the year ended December 31, 2015. During the year ended December 31, 2014, the Company borrowed net proceeds of $1,593,000 for drilling activities under a Subsequent Note. The amount borrowed was reduced by deferred financing costs of $276,000 related to underwriting fees and a 5% original issue discount of $98,000. As of December 31, 2015 and 2014, amortization of the deferred financing costs and the original issue discount was $148,000 and $53,000, respectively. As of December 31, 2015, there was approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available to draw down under Subsequent Notes from RJC.

During the years ended December 31, 2015 and 2014, there were $863,000 and $905,000, respectively, of payments made to reduce the outstanding Initial Notes.

All deferred financing costs and debt discount amounts are amortized using the effective interest rate method. The amount of the debt discount and deferred financing costs (net of amortization) reflected on the accompanying balance sheet as of December 31, 2015 and 2014 were $11,801,000 and $18,143,000, respectively. Amortization of debt discount, amortization of deferred financing costs and interest expense, related to the Initial Notes and the first advance, were $4,418,000, $2,101,000 and $4,869,000 for the year ended December 31, 2015, respectively. Amortization of debt discount, amortization of deferred financing costs and interest expense, related to the Initial Notes and the first advance, were $3,790,000, $1,361,000 and $5,708,000 for the year ended December 31, 2014, respectively.

As a result of the issuance of common and preferred shares in the acquisition of the assets from GGE in February 2015, GGE became a related party of the Company. See Note 14 for a detail of all related party amounts as of December 31, 2015.

Bridge Note Financing

Terms of the Bridge Notes

On January 8, 2014, payment in full was made of all accrued interest through January 8, 2014 equal to an aggregate of $295,000. On that same date, the payment in full of the $400,000 payment-in-kind ("PIK") on the original principal amount of the Bridge Notes was made. Also on that same date, principal repayment of $1,625,000 was made to the Bridge Investors.

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

The Company concluded that the Note Purchase Amendment described above constituted a debt extinguishment rather than a debt modification because a significant conversion feature was added to the terms of the note. As a result, the Company recorded a loss on debt extinguishment of $823,000 for the year ended December 31, 2014. Accordingly, a debt premium of $563,000 was recorded for the increase in fair value over the carrying value of the notes payable. The unamortized debt premium as of December 31, 2015 and 2014 was $113,000 and $132,000, respectively.

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

In January 2015, a holder of Bridge Notes converted an aggregate of $83,000 (principal and accrued interest amounts) due under the Bridge Notes into an aggregate of 165,431 shares of common stock of the Company.

As of December 31, 2015, Bridge Notes with an aggregate principal amount of $475,000 remain outstanding plus accrued interest of $491,000 and additional PIK of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes. The interest expense related to these notes for the years ended December 31, 2015 and 2014 was $58,000 and $614,000, respectively.

The Subordinated Note Payable Assumed

In February 2015, the Company assumed approximately $8.35 million of a subordinated note payable from GGE in the acquisition of the Acquired Assets, which amount is outstanding as of December 31, 2015. The lender under the subordinated note payable is RJC, which is one of the lenders under the Secured Promissory Notes and is an affiliate of GGE. The note is due and payable on December 31, 2017, and bears interest at a rate of 12% per annum (24% upon an event of default). The accrued interest is payable on a monthly basis in cash, subject to waiver as discussed below. The assumed note payable is subordinate and subject to the terms and conditions of the Secured Promissory Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000. Should the Company repay the Secured Promissory Notes or replace them with a secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

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

On April 24, 2015, RJC agreed to defer all mandatory principal repayments and interest payments that would otherwise be payable to RJC in May and June 2015 under the subordinated note, with such deferred amounts to be used solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the subordinated note. The aggregate principal and interest that was deferred was approximately $170,000, which amount has been capitalized and added to the principal due under the subordinated note effective July 31, 2015 and due upon maturity. As consideration for the deferral, we granted warrants exercisable for an aggregate of 113,237 shares of our common stock to RJC (which are included in the aggregate total of 349,111 shares issuable upon exercise of warrants issued to the Investors as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” in this Note 9 above). The warrant has a 3 year term and will be exercisable on a cashless basis at an exercise price of $1.50 per share, with a grant date fair value of $13,000.

On August 28, 2015, the Company entered into agreements with RJC pursuant to which (i) RJC agreed to defer until the maturity date of the subordinated note the mandatory principal payments that would otherwise be due and payable by the Company on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, and (ii) RJC agreed to defer all interest payments otherwise due and payable by the Company to RJC under the subordinated note during the Waiver Period, which deferred interest is added to principal each month during the Waiver Period.  As of December 31, 2015, the total amount of deferred interest and principal related to this note was $565,000.

As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, the Company issued to RJC warrants exercisable on a cash-only basis for an aggregate of 265,241 shares (which are included in the aggregate total of 1,201,004 shares issuable upon exercise of warrants issued to the Investors as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” in this Note 9 above). The warrants have a three year term and are exercisable on a cash-only basis at a price of $0.75 per share. In addition, in the event the aggregate total of principal and interest deferred by all Investors in connection with the August-January Deferrals exceeds $900,000 over the Waiver Period as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes”, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, the Company will proportionately grant additional warrants such that the total aggregate number of shares of Company common stock exercisable under all warrants granted to the Investors will equal the total principal and interest deferred by such Investors divided by $0.75, provided such obligation has been extended as discussed below.  As of December 31, 2015, the total amount (for all Investors) of deferred interest and deferred principal was $2,527,000 and $519,000, respectively. As of December 31, 2015, the total amount of deferred interest for the Subordinated Note was $565,000.

The interest expense related to this note for the year December 31, 2015 was $1,058,000.

Related Party Financings

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”) with MIEJ. The MIEJ Note had a total principal and interest amount outstanding of $6.17 million and $1,203,000, respectively, as of December 31, 2014.

In February 2015, the Company and PEDCO entered into the MIEJ Settlement Agreement with MIEJ. As part of the MIEJ Settlement Agreement, the Company made cash payments of $100,000 on the MIEJ Note and entered into the New MIEJ Note, which extinguished the original MIEJ Note, and reduced the principal amount owed from $6.07 million to $4.925 million. As of December 31, 2015, the amount outstanding under the New MIEJ Note was $4,925,000. The Company recognized a gain on debt extinguishment during the year ended December 31, 2015 in the amount of $2,192,000.

The New MIEJ Note has an interest rate of 10%, with no interest due until maturity, is secured by all of the Company’s assets, and is subordinated to the Senior Notes. MIEJ also agreed to subordinate its note up to an additional $60 million of new senior lending, with any portion of new senior lending in excess of this amount requiring to be paid first to MIEJ until the New MIEJ Note is paid in full. Further, for every $20 million in new senior lending the Company raises, MIEJ is required to be paid all interest and fees accrued through such date on the New MIEJ Note. The New MIEJ Note is due and payable on March 8, 2017, subject to automatic extensions upon the occurrence of a Long Term Financing or PEDEVCO Senior Lending Restructuring (each as defined below).

On a one-time basis, the Secured Promissory Notes may be refinanced by a new loan (“Long-Term Financing”) by one or more third party replacement lenders (“Replacement Lenders”), and in such event the Company shall undertake commercially reasonable best efforts to cause the Replacement Lenders to simultaneously refinance both the Secured Promissory Notes and the New MIEJ Note as part of such Long-Term Financing. If the Replacement Lenders are unable or unwilling to include the New MIEJ Note in such financing, then the Long-Term Financing may proceed without including the New MIEJ Note, and the New MIEJ Note shall remain in place and shall be automatically subordinated, without further consent of MIEJ, to such Long-Term Financing. Furthermore, upon the occurrence of a Long-Term Financing, the maturity of the New MIEJ Note is automatically extended to the same maturity date of the Long-Term Financing, but to no later than March 8, 2020. Additionally, in connection with the Long-Term Financing:

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

The interest expense related to this note and the extinguished note for the year ended December 31, 2015 was $574,000.

For financial reporting purposes, MIEJ was considered a related party for all periods presented prior to the MIEJ Settlement Agreement signed in February 2015. After that date, MIEJ is no longer considered a related party.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Office Leases

In July 2012, the Company entered into a non-cancelable lease agreement with a term of two years ending in July 2014, which has been extended for an additional two years with the term now ending in July 2016, for its corporate office space located in Danville, California. The obligation under this lease as of December 31, 2015 is $30,000.

In September 2014, the Company entered into a non-cancelable lease agreement with a term of five years ending on or about February 28, 2020 (the “Houston Lease”), which location will serve as the Company’s expanded operations office space in Houston, Texas. The obligation under this lease as of December 31, 2015 is $255,000.

The Company’s future commitments related to these leases is $91,000, $61,000, $61,000, $61,000 and $10,000 in 2016, 2017, 2018, 2019 and 2020, respectively.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the D-J Basin Asset, 4,680 net acres are due to expire in 2016, 584 net acres expire in 2017, 392 net acres expire in 2018, 127 net acres expire in 2019 and 1,290 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through an active program of drilling and completing producing wells. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of December 31, 2015, the Company had fully impaired its unproved leasehold costs based on management’s revised re-leasing program.

Other Commitments

On December 18, 2015, a complaint was filed against Red Hawk Petroleum, LLC (“Red Hawk”), our wholly-owned subsidiary, in the District Court, County of Weld, State of Colorado (Case Number: 2015CV31079) (the “Court”), pursuant to which Liberty Oilfield Services, LLC (“Liberty”) made various claims against Red Hawk in connection with certain completion services provided by Liberty to Red Hawk in November and December 2014, and accrued in accounts payable as of December 31, 2014. The complaint alleges causes of action for foreclosure of lien, breach of contract, quantum meruit and account stated, and seeks payment of amounts allegedly owed, pre- and post-judgment interest, attorneys’ fees and court costs in connection with Red Hawk alleged failure to pay Liberty approximately $2.9 million in fees due for completion services provided by Liberty.  We and Liberty are in the process of attempting to negotiate a settlement of this matter, provided there can be no assurance that a settlement will be reached or if reached will be on favorable terms to us.  As of December 31, 2015, the Company has accrued $2,620,000 in accounts payable, which is the full amount due to Liberty.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, other than the Liberty matter described above, we are not currently a party to any material legal proceeding. In addition, other than the Liberty matter, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

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

NOTE 12 – SHAREHOLDERS’ EQUITY (DEFICIT)

PREFERRED STOCK

At December 31, 2015, the Company was authorized to issue 100,000,000 shares of its preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A” preferred stock.

On February 23, 2015, the Company issued 66,625 Series A Preferred shares to GGE as part of the consideration paid for the GGE Assets. The fair value of the Series A Preferred stock was $28,402,000 based on a calculation using a binomial lattice option pricing model. See Note 15.

The 66,625 shares of Series A Preferred stock issued to GGE are contingently redeemable in 4 tranches as follows: (i) 15,000 shares in Tranche One; (ii) 15,000 shares in Tranche Two; (iii) 11,625 shares in Tranche Three; and (iv) 25,000 shares in Tranche Four.

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

However, following the October 7, 2015 approval of the Company shareholders of the issuance of shares of common stock upon the conversion of the Series A Preferred stock, the Series A Preferred features have been modified as follows:

●	the Series A Preferred stock ceased accruing dividends and all accrued and unpaid dividends have been automatically forfeited and forgiven; and
●	the liquidation preference of the Series A Preferred stock has been reduced to $0.001 per share from $400 per share.

GGE is also subject to a lock-up provision that prohibits it from selling the shares of common stock through the public markets for less than $1 per share (on an as-converted to common stock basis) until February 23, 2016, and in no event may GGE convert shares of Series A Preferred stock if upon such conversion it would beneficially own more than 9.99% of our outstanding common stock or voting stock.

The Series A Preferred stock ceased being redeemable following November 23, 2015. As of December 31, 2015 and 2014, there were 66,625 and -0- shares, respectively, of the Company’s Series A Preferred stock outstanding.

COMMON STOCK

At December 31, 2015, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the year ended December 31, 2014, the Company issued shares of common stock or restricted common stock as follows:

●	On January 6, 2014, the Company issued 4,453 shares of common stock to a consultant in connection with the exercise of 5,000 options on a cashless basis.
●	On February 6, 2014, the Company issued 29,647 shares of common stock to an unaffiliated third party in connection with the exercise of 33,334 warrants on a cashless basis.
●	On February 11, 2014, the Company issued 20,000 shares of common stock for cash proceeds of $5,000 to STXRA in connection with the exercise of 4,453 options.

●	On February 11, 2014, the Company issued 28,682 shares of common stock to a consultant in connection with the exercise of 33,334 warrants on a cashless basis.
●	On March 5, 2014, the Company granted 40,000 shares of its restricted common stock with a fair value of $100,000 to an employee pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan. 25% of the shares vest on the twelve month anniversary of February 5, 2014 (the “Vesting Commencement Date”), 15% vest eighteen months after the Vesting Commencement Date, 15% vest two years after the Vesting Commencement Date, 15% vest two and one-half years after the Vesting Commencement Date, 15% vest three years after the Vesting Commencement Date, and the balance of 15% three and one-half years following the Vesting Commencement Date, all contingent upon the recipient’s continued service with the Company.
●	On March 7, 2014, the Company closed an underwritten offering of an aggregate of 3,438,500 shares of common stock at $2.15 per share. The Company received gross proceeds of $7,393,000 before deducting $725,000 of underwriting discounts and offering expenses as a result of the offering.
●	On March 7, 2014, PEDCO MSL and STXRA entered into a letter agreement providing for $406,000 of cash consideration owed to STXRA for consulting services provided by STXRA to PEDCO MSL to be satisfied through the issuance to STXRA of 190,000 shares of restricted common stock of the Company valued at $445,000 on the grant date. These shares were issued on March 24, 2014 and resulted in a loss on settlement of payables of $39,000.
●	On May 21, 2014, the Company issued 18,676 shares of common stock in settlement of accrued compensation of $126,000 due to the members of the Board of Directors of Blast Energy Services, Inc. (“Blast”). This amount was converted at $6.72 per share under debt conversion agreements entered into at the time of the Company’s merger with Blast.
●	In May and June 2014, six holders of Bridge Notes converted an aggregate of $1,371,000 (principal, accrued interest and payment-in-kind amounts) due under the Bridge Notes into an aggregate of 908,724 shares of common stock of the Company.
●	On July 1, 2014, the Company granted an aggregate of 1,370,000 shares of its restricted common stock with an aggregate fair value of $2,658,000, based on the market price on the date of grant, to certain employees of the Company pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2013 annual equity incentive compensation review process, which had been delayed and deferred by the Board of Directors from December 2013 due to certain pending public offerings and transactions at that time. With respect to 1,285,000 of the shares, 20% of the shares vest six months from the date of grant, 20% vest nine months from the date of grant, 20% vest one year from the date of grant, 10% vest eighteen months from the date of grant, 10% vest two years from the date of grant, 10% vest thirty months from the date of grant and the final 10% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company. With respect to 85,000 of the shares, 25% of the shares vest six months from the date of grant, 15% vest one year from the date of grant, 15% vest eighteen months from the date of grant, 15% vest two years from the date of grant, 15% vest two and one-half years from the date of grant and the final 15% vest three years from the date of grant, all contingent upon the recipient’s continued service with the Company. All shares of restricted common stock granted under the 2012 Amended and Restated Equity Incentive Plan are held in escrow and will be released to the employees upon the date the shares vest. The vesting of certain of the securities is subject to the terms of certain Vesting Agreements described below.
●	On July 15, 2014, the Company issued 22,500 shares to a financial advisor valued at $2.17 per share, based on the fair value of the stock on the date granted, for a consulting services agreement signed by the Company in the amount of $49,000.
●	On September 2, 2014, the Company issued 77,000 shares of common stock in full satisfaction of certain reimbursable fees and expenses due to a third party, with such amount converted at $1.89 per share, the market price on the date of the agreement.
●	In July and September, 2014, four holders of Bridge Notes converted an aggregate of $727,000 due under the Bridge Notes into an aggregate of 494,463 shares of common stock of the Company.
●	On October 8, 2014, the Company granted 200,000 shares of its restricted common stock with a fair value of $282,000, based on the market price on the date of grant, to an employee pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan. 20% of the shares vest on the six month anniversary of the grant date, 20% vest on the twelve month anniversary of the grant date, 15% vest on the eighteen month anniversary of the grant date, 15% vest on the twenty-four month anniversary of the grant date, 15% vest on the thirty month anniversary of the grant date and 15% vest on the thirty-six month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company. The vesting of the securities is subject to the terms of certain Vesting Agreements described below.

●	On October 8, 2014, the Company granted 100,000 shares of its restricted common stock with a fair value of $141,000, based on the market price on the date of grant, to an employee pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan. 25% of the shares vest on the six month anniversary of October 6, 2014 (the “Vesting Commencement Date”), 15% vest on the twelve month anniversary of the Vesting Commencement Date, 15% vest on the eighteen month anniversary of the Vesting Commencement Date, 15% vest on the twenty-four month anniversary of the Vesting Commencement Date, 15% vest on the thirty month anniversary of the Vesting Commencement Date and 15% vest on the thirty-six month anniversary of the Vesting Commencement Date, all contingent upon the recipient’s continued service with the Company.
●	On October 22, 2014, a holder of Bridge Notes converted an aggregate of $40,000 due under the Bridge Notes into an aggregate of 49,408 shares of common stock of the Company.
●	On November 4, 2014, the Company granted 14,000 fully-vested shares of its restricted common stock with a fair value of $11,000, based on the market price on the date of grant, to a consultant pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan.
●	On November 28, 2014, the Company entered into various Common Stock and Warrant Subscription Agreements (the “Subscription Agreements”) with 73 accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 3,323,734 units, each composed of (i) one share of the Company’s common stock and (ii) one five-year warrant exercisable for one share of the Company’s common stock, which were evidenced by Warrants For The Purchase of Common Stock, at a purchase price of $0.65 per Unit. The net proceeds to the Company from this transaction was approximately $1,838,000, after deducting various fees, expenses and legal fees of the placement agent and an advisor. The relative fair value of the warrants issued was $681,000; and the relative fair value of the stock issued was $1,479,000; total value of units issued was $2,160,000 at $0.65 per unit.

During the year ended December 31, 2015, the Company issued shares of common stock or restricted common stock as follows:

●
On January 7, 2015, the Company granted 965,000 shares of its restricted common stock with a fair value of $357,000, based on the market price on the date of grant, to certain of its employees, including 370,000 shares to Chairman and Chief Executive Officer, Frank C. Ingriselli, 325,000 shares to President and Chief Financial Officer, Michael L. Peterson, and 270,000 shares to Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. 40% of the shares vest on the nine month anniversary of the grant date, 20% vest on the twelve month anniversary of the grant date, 20% vest on the eighteen month anniversary of the grant date and 20% vest on the twenty-four month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company. The vesting of the securities granted to Messrs. Ingriselli, Peterson and Moore is subject to the terms of certain Vesting Agreements described below, under Vesting Agreements.

●
On January 27, 2015, a holder of Convertible Bridge Notes converted an aggregate of $83,000 (principal and accrued interest amounts) due under the Convertible Bridge Notes into an aggregate of 165,431 shares of common stock of the Company.

●
On February 6, 2015, the Company granted 193,550 shares of its restricted common stock with a fair value of $120,000, based on the market price on the date of grant, to certain members of its board of directors, pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan, of which $29,000 was expensed as of March 31, 2015. 100% of the shares vest on September 10, 2015, contingent upon the recipient being a Director of, or employee of or consultant to, the Company on such vesting date.

●
On February 23, 2015, the Company issued 3,375,000 restricted common shares to GGE valued at $0.81 per share, based on the market price on the date of grant, as part of the consideration paid for the Acquired Assets.

●
On March 6, 2015, the Company granted 15,000 fully-vested shares of its restricted common stock with a fair value of $10,000, based on the market price on the date of grant, to a consultant pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan.

●	On April 16, 2015, the Company issued 19,445 shares of common stock to a former employee in connection with the exercise of 19,445 options on a cashless basis.
●
On May 13, 2015, the Company announced the pricing of an underwritten public offering of an aggregate of 5,600,000 shares of common stock at price of $0.50 per share to the public (the “May 2015 Offering”). The underwriter in the offering was granted an option to purchase up to 840,000 shares of common stock to cover overallotments. On May 18, 2015, the Company closed this underwritten offering of an aggregate of 5,600,000 shares of common stock, and on May 19, 2015 the underwriter exercised a portion of its overallotment option and purchased 766,197 shares of common stock. With the exercise of a portion of the overallotment option, the Company sold 6,366,197 total shares of common stock in the May 2015 Offering for net proceeds of approximately $2.78 million. The Company received gross proceeds of $3,183,000 before deducting underwriting discounts and offering expenses as a result of the offering.

●
On September 10, 2015, the Company issued 390,000 shares to a financial and professional relations advisor valued at $0.35 per share, based on the fair value of the stock on the date granted, in connection with the Company’s entry into a consulting services agreement in the amount of $137,000.

●
On October 7, 2015, the Company issued 214,286 shares of restricted common stock under the Company’s 2012 Amended and Restated Equity Incentive Plan to each of Mr. David C. Crikelair, Ms. Elizabeth P. Smith, and Mr. David Z. Steinberg, the Company’s independent directors, as annual equity compensation grants made in accordance with the Company’s Board of Director’s Compensation Plan. 100% of the shares issued to Mr. Crikelair and Ms. Smith will become vested and non-forfeitable on September 10, 2016, and 100% of the shares issued to Mr. Steinberg will become vested and non-forfeitable on July 15, 2016, for so long as the holder remains a director, employee of, or consultant to the Company, with a stock price on the grant date of $0.28 per share, and a total grant date fair value of $180,000.

Stock-based compensation expense recorded related to restricted stock during the year ended December 31, 2015 was $2,467,000. The remaining amount of unamortized stock-based compensation expense related to restricted stock at December 31, 2015 was $796,000.

Vesting Agreements

In connection with our entry into the reorganization agreement with Dome Energy, each of Mr. Ingriselli, Mr. Peterson, and Mr. Moore, our executive officers, entered into Vesting Agreements on May 21, 2015 (the “2015 Vesting Agreements”) which delayed the vesting of all our restricted common stock they held which was subject to vesting prior to the Dome reorganization being consummated (the “2015 Delayed Vesting”) until the earlier of (A) the 2nd business day following either (x) the Dome Closing, or (y) our public disclosure of the termination of the reorganization, or, (B) if the Dome reorganization did not close on or before December 29, 2015, then January 7, 2016. Because the contemplated merger with Dome Energy did not close on or before December 29, 2015, the vesting of shares of restricted common stock held by Messrs. Ingriselli, Peterson and Moore subject to the 2015 Delayed Vesting was scheduled to occur on January 7, 2016 in accordance with the terms of such 2015 Vesting Agreements. However, in connection with our entry into the GOM Merger Agreement, on December 29, 2015, as amended on January 6, 2016, each of Messrs. Ingriselli, Peterson and Moore entered into new Vesting Agreements with the Company (as amended, the “Vesting Agreements”), pursuant to which they each individually agreed that the future vesting of restricted common stock held by such officers from January 1, 2016 through June 1, 2016 (the “Delay Period”), including all restricted common stock that was subject to vesting on January 7, 2016 pursuant to the terms of 2015 Vesting Agreements, shall be delayed until the 2nd trading day following the Company’s public announcement of the “Vesting Event,” defined as the later to occur of the receipt of (x) the Shareholder Approval and (y) the NYSE MKT Approval, upon which Vesting Event all vesting with respect to such shares shall be accelerated and all such shares shall be fully vested (the “Acceleration”) (each as defined in the Vesting Agreements). The aggregate number of shares of restricted common stock subject to the Delay Period is 1,354,000 shares, 519,000 of which are held by Mr. Ingriselli, 481,000 of which are held by Mr. Peterson, and 354,000 of which are held by Mr. Moore (collectively, the “Subject Shares”). The Acceleration will occur even if the executives are not then employees or directors of the Company on such date. Notwithstanding the above, in the event the GOM Merger Agreement is terminated or the GOM Merger is not consummated by June 1, 2016 (unless otherwise agreed upon in writing by the parties to the GOM Merger Agreement), all the Subject Shares will vest on the 2nd trading day following the Company’s public disclosure of the termination of the GOM Merger (in the event the GOM Merger Agreement is terminated prior to June 1, 2016), or, in the event the GOM Merger is not terminated by, or consummated by, June 1, 2016, on June 1, 2016, and the original vesting terms for all future unvested stock will be reinstated to the terms in effect prior to the parties’ entry into the Vesting Agreements. Notwithstanding the above, nothing in the Vesting Agreements amends or waives any acceleration of vesting of unvested restricted stock or options currently provided under any executive officer’s current employment agreement with the Company, which provides for acceleration upon termination of such executive’s employment under certain circumstances detailed therein.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan, options to acquire 3,424 shares of common stock were granted and remained outstanding and exercisable as of December 31, 2015 and 2014. No new options were issued under these plans in 2014 or 2015.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014 and October 7, 2015 to increase by 5,000,000 and 3,000,000, respectively, the number of shares of common stock reserved for issuance under the Plan. A total of 10,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 4,757,660 shares have been issued as restricted stock, 1,817,000 shares are subject to issuance upon exercise of issued and outstanding options, and 3,425,340 remain available for future issuance as of December 31, 2015.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of December 31, 2015, options to purchase an aggregate of 310,136 shares of the Company’s common stock and 571,115 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

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

During the year ended December 31, 2015, the Company recognized option stock-based compensation expense related to options of $406,000. The remaining amount of unamortized stock options expense at December 31, 2015 was $111,000. The Black-Scholes option-pricing model was used to determine fair value. Variables used in the Black-Scholes option-pricing model for the options issued in 2015 included: (1) a discount rate of 1.47%, (2) expected term of 3.8 years, (3) expected volatility of 60%, and (4) zero expected dividends.

The intrinsic value of outstanding and exercisable options at December 31, 2015 was $6,000 and $6,000, respectively.

Option activity during the year ended December 31, 2015 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1, 2015	1,827,224	$1.08	6.5
Granted	1,265,000	0.37
Exercised	(19,445)	0.30
Forfeited and cancelled	(13,889)	0.30

Outstanding at December 31, 2015	3,058,890	$0.80	4.8

Exercisable at December 31, 2015	2,177,540	$0.76	5.1

Option activity during the year ended December 31, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1, 2014	1,404,724	$0.80	8.1
Granted	447,500	1.92
Exercised	(25,000)	0.24

Outstanding at December 31, 2014	1,827,224	$1.08	6.5

Exercisable at December 31, 2014	1,317,024	$0.67	7.3

Summary of options outstanding and exercisable as of December 31, 2015 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$0.24	0.2	121,667	121,667
0.30	0.1	26,001	26,001
0.37	1.6	1,265,000	647,500
0.51	2.3	1,090,800	1,090,800
1.41	0.1	100,000	40,000
1.94	0.3	267,500	131,000
2.50	0.1	80,000	32,000
3.75	0.1	104,500	85,150
30.24	-	2,976	2,976
67.20	-	446	446
$0.24 to $67.20	4.8	3,058,890	2,177,540

Summary of options outstanding and exercisable as of December 31, 2014 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$0.24	0.5	121,667	121,667
0.30	0.2	59,335	59,335
0.51	4.4	1,090,800	1,090,800
1.41	0.3	100,000	-
1.94	0.7	267,500	-
2.50	0.2	80,000	-
3.75	0.2	104,500	41,800
30.24	-	2,976	2,976
67.20	-	446	446
$0.24 to $67.20	6.5	1,827,224	1,317,024

See Note 18 for option issuances subsequent to December 31, 2015.

Warrants

Issuance of Warrants

On March 7, 2014, upon the closing of the Note Purchase Agreement discussed in Note 10, the Company granted Casimir Capital LP warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.50 per share (the closing sales price of our common stock on the date immediately prior to the closing date of the Note Purchase Agreement), which warrants have cashless exercise rights and a term of five years (the “Casimir Warrants”). The fair value of these warrants using the Black-Scholes model, is $1,520,000 and were recorded as a debt discount and will be amortized over the term of the financing facility. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) a discount rate of 1.65%, (2) expected term of 5 years, (3) expected volatility of 83%, and (4) zero expected dividends.

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

On April 24, 2015, the Company granted warrants exercisable for an aggregate of 349,111 shares of common stock to certain of the Senior Notes lenders related to the deferral of approximately $524,000 of principal and interest under the Senior Notes and subordinated note held by RJC. Each warrant has a 3-year term and is exercisable on a cashless basis at an exercise price of $1.50 per share. The fair value of these warrants of $40,000 was recorded as additional deferred financing costs.

On July 1, 2015, the Company granted a warrant exercisable for an aggregate of 100,000 shares of common stock valued at $18,000, recorded as stock-based compenation, to an investor relations firm as sole consideration for its future services. The warrant has a 3-year term and is exercisable on a cashless basis at an exercise price of $0.44 per share with respect to 50% of the shares issuable thereunder following the date of grant and with respect to the balance of 50% of the shares issuable thereunder on or after October 1, 2015.

On August 28, 2015, the Company granted warrants exercisable for an aggregate of 1,201,004 shares of common stock to certain of the Senior Notes lenders related to the current and future deferral of principal and interest under the Senior Notes and subordinated note held by RJC. Each warrant has a 3-year term and will be exercisable on a cashless basis at an exercise price of $0.75 per share. The fair value of these 1,201,004 warrants of $120,000 was recorded as additional deferred financing costs.

The Company is obligated to issue additional warrants exercisable for shares of common stock of the Company within 30 days of April 1, 2016, subject to NYSE MKT additional listing approval, to certain of the Senior Notes lenders related to the current and future deferral of principal and interest under the Senior Notes and subordinated note held by RJC. Each warrant will have a 3-year term and will be exercisable on a cashless basis at an exercise price of $0.75 per share. The Company estimates that up to an aggregate of approximately $4.5 million in total interest and principal payments may be deferred pursuant to these agreements through March 2016, in which event warrants exercisable solely on a cash basis for approximately an additional 4.8 million shares of Company common stock at an exercise price of $0.75 per share will be granted pro rata to the Investors (other than to HEARTLAND Bank) in May 2016.  Through March 1, 2016, $4,051,000 of interest has been deferred.

Rescission of Warrants

The Company had previously issued into escrow to Yao Hang Finance (Hong Kong) Limited 6,666,667 shares of common stock and 3-year warrants exercisable on a cash basis for (i) an aggregate of 666,667 shares of common stock at $3.75 per share, (ii) an aggregate of 666,667 shares of common stock at $4.50 per share, and (iii) an aggregate of 666,667 shares of common stock at $5.25 per share in consideration for $20 million. Yao Hang Finance (Hong Kong) Limited paid $10 million in cash on August 12, 2013, and entered into a common stock and Warrant Subscription Agreement (the “Subscription Agreement”), First Amendment to Common Stock and Warrant Subscription Agreement (the “Amendment”), and full-recourse promissory note (the “Note”), which Amendment and Note required that it pay the balance of $10 million in cash no later than December 1, 2013, with 3,333,333 of the shares of common stock issued to Yao Hang Finance (Hong Kong) Limited in the Private Placement (the “Escrowed Shares”), as well as warrants exercisable for (i) an aggregate of 333,333 shares of common stock at $3.75 per share, (ii) an aggregate of 333,333 shares of common stock at $4.50 per share, and (iii) an aggregate of 333,333 shares of common stock at $5.25 per share (collectively (i), (ii) and (iii), the “Escrowed Warrants”), being held in escrow by the Company pending Yao Hang Finance (Hong Kong) Limited ’s payment in full of the $10 million due under the Note.

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

Reissuance of Warrants

On June 30, 2014, the Company re-issued two warrants to MIE Jurassic Energy Corporation (“MIEJ”), the Company’s joint venture partner in Condor, in order to extend their exercise terms through June 30, 2015 (the “Warrants”). The Warrants were originally issued on May 23, 2012 to MIEJ and expired unexercised pursuant to their terms on May 23, 2014. These two re-issued Warrants have the same terms and conditions as the originally issued warrants, including being exercisable on a cash-only basis for 166,667 shares of common stock of the Company at $3.75 per share and for 166,667 shares of common stock of the Company at $4.50 per share. The Warrants were re-issued in consideration of the Company’s continued relationship with, and financial support from, MIEJ, and simply extended the exercise term of the previously issued warrants. The fair value of these warrants using the Black-Scholes model is $84,000 and was recorded as stock-based compensation expense. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) a discount rate of 0.11%, (2) expected term of 1 year, (3) expected volatility of 83%, and (4) zero expected dividends. These warrants expired as of December 31, 2015.

During the years ended December 31, 2015 and 2014, the Company recognized warrant stock-based compensation expense of $702,000 and $228,000, respectively.

The intrinsic value of outstanding and exercisable warrants at December 31, 2015 was $-0- and $-0-, respectively.

Warrant activity during the year ended December 31, 2015 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2015	6,594,129	$2.13	3.9
Granted	1,650,115	0.89
Forfeited and cancelled	(440,962)	3.67

Outstanding at December 31, 2015	7,803,282	$1.78	3.0

Exercisable at December 31, 2015	7,803,282	$1.78	3.0

Warrant activity during the year ended December 31, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2014	3,053,370	$4.12	2.5
Granted	5,034,092	1.50
Exercised	(58,329)	0.27
Forfeited and cancelled	(1,435,004)	4.24

Outstanding at December 31, 2014	6,594,129	$2.13	3.9

Exercisable at December 31, 2014	6,594,129	$2.13	3.9

Summary of warrants outstanding and exercisable as of December 31, 2015 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$0.44	-	100,000	100,000
0.75	0.4	1,201,004	1,201,004
1.00	1.9	3,700,758	3,700,758
1.50	0.1	349,111	349,111
2.34	-	166,684	166,684
2.50	0.4	1,000,000	1,000,000
3.75	0.1	400,001	400,001
4.50	-	400,001	400,001
5.25	0.1	485,723	485,723
$0.44 to $5.25	3.0	7,803,282	7,803,282

Summary of warrants outstanding and exercisable as of December 31, 2014 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$1.00	2.8	3,700,758	3,700,758
2.25	-	107,628	107,628
2.34	0.2	166,684	166,684
2.50	0.6	1,000,000	1,000,000
3.75	0.1	566,668	566,668
4.50	0.1	566,668	566,668
5.25	0.1	485,723	485,723
$1.00 to $5.25	3.9	6,594,129	6,594,129

NOTE 14 – RELATED PARTY TRANSACTIONS

Accounts Payable – Condor. Accruals for drilling costs due to Condor as a working interest owner and revenue receivable due from Condor as a working interest owner represent capital expenditures, lease operating expenses and revenues allocable to the Company for its various working interests in the wells from 12.60% to 18.75% and its net revenue interest varies from 10.01% to 15.00%. At December 31, 2014, Condor owed the Company $21,000 from production sales related to the Company’s net revenue interest in the D-J Basin Asset which is reflected in accounts receivable – oil and gas – related party in the accompanying balance sheet. At December 31, 2014, the Company owed Condor $30,000 from production related expenses and $1,853,000 related to capital expenditures incurred by Condor for the drilling of three wells on the Niobrara property which is reflected in accounts payable – related party in the accompanying balance sheet. As discussed in Note 9, in February 2015, the Company and PEDCO entered into the MIEJ Settlement Agreement with MIEJ. As part of the MIEJ Settlement Agreement, all amounts owed to or from Condor were restructured. As of December 31, 2015, there were no accounts receivable or payable owed by or to MIEJ. As of December 31, 2015, there was $4.925 million of principal and $491,000 of accrued interest owed under the New MIEJ Note.

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

During the years ended December 31, 2015 and 2014, the Company charged $56,000 and $167,000, respectively, in expenses related to a management services agreement with Condor through February 2015 and charged $160,000 and $-0-, respectively, in expenses related to a management services agreement with MIEJ after February 2015. This management fee represents an amount agreed upon between MIEJ and the Company as being reflective of the approximate amount of time and resources the Company personnel dedicates to Condor-related matters on a monthly basis. As of December 31, 2015 and 2014, the Company had accrued $-0- and $56,000, respectively, in amounts due from Condor under the agreement.

Note Amendments and Warrant Issuances to RJC

See Note 10 for a discussion of certain amendments to the Senior Note and subordinated note held by RJC.

See Note 13 for a discussion of certain warrants issued to RJC by the Company in connection with the amendment of the Senior Note and subordinated note held by RJC.

GGE Acquisition.

As a result of  the 66,625 restricted shares of the Company’s Series A Convertible Preferred Stock issued to GGE which can be converted into shares of the Company’s common stock on a 1,000:1 basis as described below in greater detail) and the appointment by GGE / election of Mr. David Z. Steinberg to the Company’s Board of Directors, GGE became a related party to the Company as of that date. The following table reflects the related party amounts for GGE included in the December 31, 2015 balance sheet (in thousands):

As of December 31, 2015
Accounts receivable	$19
Current deferred financing costs	102
Long-term deferred financing costs	34
Accrued expenses	(187)
Current notes payable-Secured Promissory Notes, net of discount	(134)
Long-term notes payable-Secured Promissory Notes, net of discount	(4,857)
Net assets	$(5,023)

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of December 31, 2015 (in thousands):

	Fair Value Measurements At December 31, 2015
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

The Series A Convertible Preferred Stock was valued using a binomial lattice option pricing model for which the significant assumptions were expected term and expected volatility. The binomial lattice model used a probabilistic approach in which the Company assigned percentages to each scenario based on the chance of repayment. The percentages used were as follows: the non-repayment scenario was assigned a 25% probability.

NOTE 16 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2015 and 2014.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the change in the valuation allowance.

Deferred income tax assets for years ended December 31, 2015 and 2014 are as follows (in thousands):

Deferred Tax Assets (Liabilities)	Year ended December 31, 2015	Year ended December 31, 2014
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$1,863	$1,385
Net operating losses	4,131	4,131
Impairment – oil and natural gas properties	(1,122)	(1,122)
Other	753	623
Total deferred tax asset	5,625	5,017

Less valuation allowance	(5,625)	(5,017)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2015 and 2014. The net change in the total valuation allowance from December 31, 2014 to December 31, 2015, was an increase of $608,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2015 and 2014, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2015 and 2014.

As of December 31, 2015, the Company has federal net operating loss carryforwards of approximately $62,582,000 and $49,922,000 (subject to limitations) for federal and state tax purposes, respectively, which if not utilized, will expire beginning in 2032 and 2023, respectively, for both federal and state purposes.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an “ownership change” as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain shareholders or public groups.

Due to the impact of temporary and permanent differences between the book and tax calculations of net loss, the Company experiences an effective tax rate above the federal statutory rate of 34%.

The Company currently has tax returns open for examination by the Internal Revenue Service for all years since 2008.

NOTE 17 – SUBSEQUENT EVENTS

Issuance of Options to Purchase Common Stock

On January 7, 2016, the Company granted options to purchase an aggregate of 1,660,000 shares of common stock to certain of its consultants and employees at an exercise price of $0.22 per share, including an option to purchase 280,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli, an option to purchase 300,000 shares to President and Chief Financial Officer Michael L. Peterson, and an option to purchase 280,000 shares to Executive Vice President and General Counsel Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. The options have terms of five years and fully vest in January 2018. 50% vest six months from the date of grant, 30% vest one year from the date of grant and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company.  The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $183,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.61%, (2) expected term of 3.5 years, (3) expected volatility of 69%, and (4) zero expected dividends.

Issuance of Common and Preferred Stock

On January 7, 2016, the Company granted 1,750,000 shares of its restricted common stock with a fair value of $385,000, based on the market price on the date of grant, to certain of its employees, including 600,000 shares to Chairman and Chief Executive Officer Frank C. Ingriselli, 600,000 shares to President and Chief Financial Officer Michael L. Peterson, and 550,000 shares to Executive Vice President and General Counsel Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process. 50% of the shares vest on the six month anniversary of the grant date, 30% vest on the twelve month anniversary of the grant date and 20% vest on the eighteen month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

Senior Note Deferrals

On January 29, 2016, the Company entered into a Letter Agreement (the “Letter Agreement”) with the Investors and the Agent. The Letter Agreement extends by one (1) month, through February 29, 2016, the deferral of the payment of interest and principal due under the Notes (the “Deferral Extension”). The purpose of the Deferral Extension is to provide the Company with the financial resources and runaway it believes it needs to fully-focus upon and consummate the merger with GOM. Specifically, pursuant to the Letter Agreement, (i) all Investors agreed to further defer until the maturity date of their Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through February 29, 2016, (ii) HEARTLAND Bank agreed to change the next scheduled semi-annual interest payment due from February 1, 2016 to March 1, 2016 (with interest due and payable thereafter on a semi-annual basis) and to change the next mandatory principal repayment due date to September 3, 2016, and the Company agreed to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund which the Company shall pay to HEARTLAND Bank every six months when due and owing, and (iii) Senior Health Insurance Company of Pennsylvania (“SHIP”) (as successor-in-interest to BRe BCLIC Primary), BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC agreed to (a) defer until the maturity date of their Notes and the junior note held by RJC (the “RJC Junior Note”) all of the interest payments that would otherwise be due and payable by the Company to them in February 2016; (b) return the interest rate under each of their Notes to 15% per annum, and the interest rate under the RJC Junior Note to 12% cash pay per annum, effective January 31, 2016; and (c) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of March 1, 2016, subject to NYSE MKT additional listing approval.

On March 7, 2016, the Company entered into a Letter Agreement, dated March 1, 2016 (the “March Letter Agreement”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC (collectively, the “Original Lenders”), and the Agent, which extends the Deferral Extension by one (1) month, through March 31, 2016.   Pursuant to the March Letter Agreement, the Original Lenders agreed to (i) further defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through March 31, 2016,  (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them in March 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued; and (iii) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of April 1, 2016, subject to NYSE MKT additional listing approval.

The Company estimates that up to an aggregate of approximately $4.7 million in total interest and principal payments may be deferred pursuant to these agreements through March 2016, in which event warrants exercisable solely on a cash basis for approximately an additional 4.4 million shares of Company common stock at an exercise price of $0.75 per share will be granted pro rata to the Investors (other than to HEARTLAND Bank) in May 2016.

RJC Subordinated Note Deferrals

On January 29, 2016 and March 7, 2016, the Company entered into agreements with RJC to defer until maturity the payment of interest and principal due under the subordinated note through March 31, 2016, return the interest rate to 12% per annum effective January 31, 2016, and delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of April 1, 2016, subject to NYSE MKT additional listing approval.

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

 (1) Capitalized costs relating to Oil and Gas Producing Activities (in thousands):

	2015	2014

Unproved oil and gas properties	$-	8,159
Proved oil and gas properties	64,792	24,133
Subtotal	64,792	32,292
Accumulated depreciation, amortization and impairment	(6,025)	(10,237)

Net capitalized costs	$58,767	22,055

(2) Costs Incurred in Oil and Gas Property Acquisition and Development Costs (in thousands):

	2015	2014
Acquisition of properties:
Proved	$47,561	$33,716
Unproved	-	3,073
Exploration costs	701	1,306
Development costs	-	-
Total	$48,262	$38,095

(3) Results of Operations for Producing Activities (in thousands):

	2015	2014
Sales	$5,326	$4,812
Production costs	(1,830)	(1,674)
Depletion, accretion and impairment	(6,482)	(6,370)
Income tax benefit	-	-
Results of operations	$(2,986)	$(3,232)

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

The reserve estimates set forth below were prepared by South Texas Reservoir Alliance, LLC  (“STXRA”), an independent professional engineering firm certified by the Texas Board of Professional Engineers (Registration number F-1580), under the direction of Michael Rozenfeld of STXRA. STXRA, and its employees, have no material interest in our Company. STXRA also performs internal reservoir engineering services for the Company; participates in a joint venture with the Company for which no substantial activity has occurred to date; and periodically receives compensation for assistance in locating additional oil and gas properties.

The reserve estimates were prepared by STXRA using reserve definitions and pricing requirements prescribed by the SEC.

STXRA estimated the proved reserves for our properties by performance methods and analogy. All of the proved producing reserves attributable to producing wells and/or reservoirs were estimated by performance methods. These performance methods, such as decline curve analysis, utilized extrapolations of historical production and pressure data available through December 2015 in those cases where such data were considered to be definitive. The data utilized were furnished to STXRA by the Company or obtained from public data sources. All of the proved developed non-producing and undeveloped reserves were estimated by analogy.

Estimated Quantities of Proved Oil and Gas Reserves

	2015
	Oil	Gas
	(Mbbls)	(Mmcf)
Proved Developed Producing	306	901
Proved Developed Non-Producing	-	-
Total Proved Developed	306	901
Proved Undeveloped	2,125	9,351
Total Proved as of December 31, 2015	2,431	10,252

	2015
	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	6,458	15,361
Extensions and discoveries	-	-
Revisions of previous estimates	(4,025)	(6,719)
Purchase of minerals in place	1,261	5,275
Sales of minerals in place	(1,146)	(3,322)
Production	(117)	(343)
End of year proved reserves	2,431	10,252

Estimated Quantities of Proved Oil and Gas Reserves	2014
	Oil	Gas
	(MBbls)	(Mmcf)

Proved Developed Producing	411	860
Proved Developed Non-Producing	-	-
Total Proved Developed	411	860
Proved Undeveloped	6,047	14,501
Total Proved as of December 31, 2014	6,458	15,361

	2014
	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	139	254
Extensions and discoveries	210	451
Revisions of previous estimates	2,251	6,677
Purchase of minerals in place	3,946	8,063
	(34)	-
Production	(54)	(84)
End of year proved reserves	6,458	15,361

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

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2015:

For the year ended December 31, 2015	($000's)
Future cash inflows	$135,527
Future production costs	(40,393)
Future development costs	(36,525)
Future income tax expense	(23)
Future net cash flows	58,586
10% annual discount	(32,434)
Standardized measure of discounted future net cash flows	$26,152

Changes in Standardized Measure of Discounted Future Cash Flows
($ 000's)
Beginning of year	$69,775
Sales and transfers of oil and gas produced, net of production costs	(3,496)
Net changes in prices and production costs	(115,997)
Extensions, discoveries, additions and improved recovery, net of related costs	-
Development costs incurred	4,086
Revisions of estimated development costs	162,822
Revisions of previous quantity estimates	(65,075)
Accretion of discount	13,209
Net change in income taxes	62,295
Purchases of reserves in place	14,831
Sales of reserves in place	(29,288)
Changes in timing and other	(87,010)
End of year	$26,152

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2014:

($ 000's)
For the year ended December 31, 2014
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