Form 10-Q
period 2016-03-31
PEDEVCO CORP
filed 2016-05-19
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

At May 18, 2016, there were 49,768,007 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three Months Ended March 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$732	$1,138
Accounts receivable	300	406
Accounts receivable – oil and gas	1,098	208
Accounts receivable – related party	21	19
Prepaid expenses and other current assets	158	150
Total current assets	2,309	1,921

Oil and gas properties:
Oil and gas properties, subject to amortization, net	60,964	58,767
Oil and gas properties, not subject to amortization, net	-	-
Total oil and gas properties, net	60,964	58,767

Other assets	85	85
Investments – cost method	4	4
Total assets	$63,362	$60,777

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,390	$3,380
Accrued expenses	7,183	2,178
Accrued expenses – related parties	182	187
Revenue payable	423	475
Convertible notes payable – Bridge Notes, net of premiums of $113,000 and $113,000, respectively	588	588
Notes payable – Secured Promissory Notes, net of debt discount of $-0- and $7,800,000 respectively	-	625
Notes payable – Secured Promissory Notes – related party, net of debt discount of $-0- and $1,713,000 respectively	-	134
Total current liabilities	11,766	7,567

Long-term liabilities:
Notes payable – Secured Promissory Notes, net of debt discount of $7,885,000 and $1,861,000, respectively	23,277	19,420
Notes payable – Secured Promissory Notes – related party, net of debt discount of $1,705,000 and $409,000 respectively	5,033	4,721
Notes payable – Subordinated – related party	9,192	8,918
Notes payable – other	4,925	4,925
Asset retirement obligations	208	189
Total liabilities	54,401	45,740

Commitments and contingencies

Shareholders’ equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and 66,625 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 46,986,497 and 45,236,497 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	47	45
Additional paid-in-capital	97,663	97,163
Accumulated deficit	(88,690)	(82,112)
Noncontrolling interests	(59)	(59)
Total shareholders’ equity	8,961	15,037

Total liabilities and shareholders’ equity	$63,362	$60,777

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share data)

	For the Three Months Ended March 31,
	2016	2015

Revenue:
Oil and gas sales	$582	$1,488

Operating expenses:
Lease operating costs	264	361
Exploration expense	117	315
Selling, general and administrative expense	1,416	2,451
Impairment of oil and gas properties	-	1,337
Depreciation, depletion, amortization and accretion	1,277	1,045
Total operating expenses	3,074	5,509

Gain on sale of oil and gas properties	-	275
Gain on sale of equity investment	-	566
Loss from equity method investments	-	(91)
Operating loss	(2,492)	(3,271)

Other income (expense):
Interest expense	(4,086)	(3,143)
Other income	-	40
Gain on debt extinguishment	-	2,192
Total other expense	(4,086)	(911)

Net loss	(6,578)	(4,182)
Less: net loss attributable to non-controlling interests	-	-
Net loss attributable to PEDEVCO common shareholders	$(6,578)	$(4,182)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	46,851,882	35,586,758

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(6,578)	$(4,182)
Net loss attributable to noncontrolling interests	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	502	1,391
Impairment of oil and gas properties	-	1,337
Depreciation, depletion and amortization	1,277	1,045
Gain on sale of oil and gas properties	-	(275)
Gain on sale of equity investment	-	(566)
Interest expense deferred and capitalized in debt restructuring	1,490	-
Gain on debt extinguishment	-	(2,192)
Loss from equity method investments	-	91
Amortization of debt discount	2,194	1,504
Changes in operating assets and liabilities:
Accounts receivable	106	-
Accounts receivable - oil and gas	(178)	1,048
Accounts receivable - oil and gas - related party	-	21
Accounts receivable - related party	(2)	56
Prepaid expenses and other current assets	(8)	(24)
Accounts payable	118	(2,239)
Accrued expenses	730	(399)
Accrued expenses - related parties	(5)	161
Revenue payable	(52)	(4)
Advances for joint operations	-	(657)
Net cash used in operating activities	(406)	(3,884)

Cash Flows From Investing Activities:
Cash paid for drilling costs	-	(200)
Proceeds from sale of equity investment	-	500
Net cash provided by investing activities	-	300

Cash Flows From Financing Activities:
Repayment of notes payable	-	(673)
Repayment of notes payable – related party	-	(100)
Net cash used in financing activities	-	(773)

Net decrease in cash	(406)	(4,357)
Cash at beginning of period	1,138	6,675
Cash at end of period	$732	$2,318
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$109	$2,634
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Issuance of restricted common stock for services upon vesting maturity	$2	$1
Issuance of common stock to Bridge Note holders due to conversion	$-	$102
Accrual of costs for oil and gas properties	$3,582	$-
Changes in estimates of asset retirement obligations	$5	$15
Accounts receivable from purchase of oil and gas property	$-	$1,678
Accounts payable from purchase of oil and gas property	$-	$751
Note receivable sold for purchase of oil and gas properties	$-	$5,000
Notes payable - Subordinated assumed as part of purchase of oil and gas properties	$-	$8,353
Issuance of Series A Convertible Preferred Stock for purchase of oil and gas properties	$-	$28,402
Issuance of common stock for purchase of oil and gas properties	$-	$2,734

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO CORP. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016, have been omitted.

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

The Company’s principal operating properties are located in the Wattenberg, Wattenberg Extension, and Niobrara formation in the Denver-Julesburg Basin (the “D-J Basin”) in Weld County, Colorado all of which properties are owned directly by the Company or through its wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”).

The Company plans to focus on the development of shale oil and gas assets held by the Company in the U.S., including its oil and gas working interests in the Wattenberg and Wattenberg Extension in the D-J Basin (the “D-J Basin Asset”), which the Company acquired in March 2014 from Continental Resources, Inc. (“Continental” and the “Continental Acquisition”). Additionally, with the acquisition of additional oil and gas working interests in February 2015 from Golden Globe Energy (US), LLC (“GGE”) (the “GGE Acquisition”), the Company significantly increased the working interests owned by the Company in the D-J Basin Asset.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp., a Nevada corporation; (iii) Pacific Energy Technology Services, LLC, a Nevada limited liability company (owned 70% by us)(which was dissolved in April 2016 with an effective date of December 31, 2015); (iv) Pacific Energy & Rare Earth Limited, a Hong Kong company; (v) Blackhawk Energy Limited, a British Virgin Islands company; (vi) White Hawk Petroleum, LLC, a Nevada limited liability company; (vii) Red Hawk Petroleum, LLC, a Nevada limited liability company, which was formed on January 16, 2014; (viii) Pacific Energy Development MSL, LLC (owned 50% by us) and is included in our consolidated results; (ix) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with the planned reorganization transaction with Dome Energy, Inc., which was subsequently terminated (which entity was dissolved in April 2016); and (x) White Hawk Energy, LLC, a Delaware limited liability company, formed on January 4, 2016 in connection with the planned reorganization transaction with GOM Holdings, LLC (“GOM”). All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting for Joint Ventures. A portion of the Company’s oil and gas interests were held in Condor, a joint venture collectively owned with affiliates of MIE Holdings. Condor was a Nevada limited liability company owned 20% by the Company and 80% by an affiliate of MIE Holdings. The Company accounted for its 20% ownership in Condor using the equity method. In February 2015, the Company divested its interest in Condor.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2016, and December 31, 2015, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2016, approximately $457,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 74% of the Company’s total oil and gas revenues for the three months ended March 31, 2016. Sales to one customer comprised 84% of the Company’s total oil and gas revenues for the three months ended March 31, 2015. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $39,000 related to receivables from joint interest owners.

Bad Debt Expense. The Company’s ability to collect outstanding receivables is critical to its operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. The Company extends credit in the normal course of business. The Company regularly reviews outstanding receivables and when the Company determines that a party may not be able to make required payments a charge to bad debt expense in the period of determination is made. Though the Company’s bad debts have not historically been significant, the Company could experience increased bad debt expense should a financial downturn occur.

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
The following table describes changes in our asset retirement obligations during the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015
Asset retirement obligations at January 1,	$189	$89
Accretion expense	5	18
Obligations incurred for acquisition	19	87
Obligations settled - assets sold	-	(1)
Changes in estimates	(5)	(15)
Asset retirement obligations at March 31,	$208	$178

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three months ended March 31, 2016 and 2015, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 2,770,340 and 1,403,898 potentially issuable shares of common stock related to options, 7,803,282 and 6,594,129 potentially issuable shares of common stock related to warrants and 1,305,794 and 1,179,928 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the three months ended March 31, 2016 and 2015, respectively.

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

Recently Issued Accounting Pronouncements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The affected amounts shown on the Company’s balance sheet were a result of reclassifications within the balance sheet upon adoption of this ASU to conform to this standard. The Company adopted this ASU during the first quarter of 2016 and the adoption of this ASU did not have a material impact on its financial statements (balance sheet amounts as of December 31, 2015 were also reclassified for comparability purposes).

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2016:

	December 31,				March 31,
	2015	Additions	Disposals	Transfers	2016
Oil and gas properties, subject to amortization	$64,655	$3,455	$-	$-	$68,110
Oil and gas properties, not subject to amortization	-	-	-	-	-
Asset retirement costs	137	14	-	-	151
Accumulated depreciation, depletion and impairment	(6,025)	(1,272)	-	-	(7,297)
Total oil and gas assets	$58,767	$2,197	$-	$-	$60,964

The depletion recorded for production on proved properties for the three months ended March 31, 2016 and 2015, amounted to $1,272,000 and $1,027,000, respectively. The Company did not record any impairment expense for unproved leasehold costs for the three months ended March 31, 2016. The Company recorded impairment expense of $1,337,000 for all unproved leasehold costs for the three months ended March 31, 2015, as a result of a revision of management’s plans to our re-leasing program due to the decrease in commodity pricing.  The Company did not record any impairment of properties subject to amortization for the three months ended March 31, 2016 or 2015.

Acquisition of Properties from Dome Energy, Inc.

During the three months ended March 31, 2016, net additions to oil and gas properties subject to amortization were $3,455,000, comprised of additions to existing properties of $9,000 and completion costs of $3,446,000 of non-operating well costs which included eight wells drilled by a third party operator.

On November 19, 2015, the Company entered into a Letter Agreement with Dome Energy pursuant to which Dome Energy agreed to acquire the Company’s interests in these eight wells and fully fund the Company’s proportionate share of all the corresponding working interest owner expenses with respect to these eight wells. The Company assigned its interests in these wells to Dome Energy effective on November 18, 2015, and Dome Energy assumed all amounts owed for the drilling and completion costs, corresponding to these interests acquired from the Company.

On March 29, 2016, the Company entered into a Settlement Agreement with Dome Energy, pursuant to which Dome Energy re-conveyed to the Company the interests assigned to Dome Energy by the Company on November 18, 2015, with the Company becoming responsible for its proportionate share of all the working interest owner expenses, and having the right to receive all corresponding revenues with respect to these eight wells, from the initial production date of the wells. As part of this transaction, the Company also settled $659,000 of outstanding payables with Dome Energy that was accounted for as a purchase price adjustment to the value of the oil and gas properties acquired.

The following tables summarize the purchase price and allocation of the purchase price to the net assets acquired (in thousands):

Assets Acquired
Accounts receivable – oil and gas	$712
Oil and gas properties, subject to amortization	3,582
Total assets	$4,294

Liabilities Assumed
Accounts payable	$(4,275)
Asset retirement obligation	(19)
Total liabilities	$(4,294)

Acquisition of Properties from Golden Globe Energy (US) LLC.

On February 23, 2015 (the “Closing”), the Company’s wholly-owned subsidiary, Red Hawk, completed the acquisition of approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado (the “GGE Acquired Assets”) from GGE.

As consideration for the acquisition of the GGE Acquired Assets, the Company (i) issued to GGE 3,375,000 restricted shares of the Company’s common stock and 66,625 restricted shares of the Company’s newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”) (see Note 11), (ii) assumed approximately $8.35 million of subordinated notes payable from GGE, and (iii) provided GGE with a one-year option to acquire the Company’s interest in its Kazakhstan opportunity for $100,000 payable upon exercise of the option pursuant to a Call Option Agreement. The effective date of the transaction was January 1, 2015, with the exception of all revenues and refunds attributable to GGE’s approximate 49.7% interest in each of the Loomis 2-1H, Loomis 2-3H and Loomis 2-6H wells, which revenues and refunds the Company owns from the date of first production, and which were approximately $467,000 through January 1, 2015.

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

Disposition of Oil and Gas Properties

In February 2015, the Company sold to MIE Jurassic Energy Corp. (“MIEJ”) all of the direct interests in approximately 945 net acres and interests in three wells owned by the Company, resulting in a gain on sale of oil and gas properties of $275,000.

NOTE 5 – OTHER CURRENT ASSETS

On September 11, 2013, the Company entered into a Shares Subscription Agreement (“SSA”) to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), which held an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity. In August 2014 the SSA and related documents were restructured (the “Aral Restructuring”), in connection with which the Company received a promissory note in the principal amount of $10.0 million from Asia Sixth (the “A6 Promissory Note”), which would be converted into a 10.0% interest in Caspian Energy, Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, upon the consummation of the Aral Restructuring.

We entered into an agreement with GGE to convey 50% of our interests in Asia Sixth in connection with the Continental Acquisition in March 2014.

The Aral Restructuring was consummated on May 20, 2015, upon which date the A6 Promissory Note was converted into 23,182,880 shares of common stock of Caspian Energy. In addition, on the date of conversion of the A6 Promissory Note, Mr. Frank Ingriselli, our Chairman and former Chief Executive Officer, was appointed as a non-executive director of Caspian Energy.

In connection with our GGE Acquisition, on February 23, 2015, we provided GGE a one-year option to acquire our interest in Caspian Energy for $100,000 payable upon exercise of the option recorded in prepaid expenses and other current assets. As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at December 31, 2015 was $100,000. The option provided to GGE was not exercised and expired on February 23, 2016, resulting in the Company retaining ownership of the 23,182,880 shares of Caspian Energy.  As noted in Footnote 16 Subsequent Events, the Company entered into a Call Option Agreement with GGE, dated May 12, 2016 (the “GGE Option Agreement”), in which the Company provided GGE an option to purchase the 23,182,880 common shares of Caspian Energy upon payment of $100,000 by GGE to the Company. The option expires on May 12, 2019, which is the maturity date of the RJC Junior Note, as amended and as described below. The $100,000 option is classified as part of other current assets as of March 31, 2016.

NOTE 6 – ACCOUNTS RECEIVABLE

On November 19, 2015, the Company entered into a Letter Agreement with Dome Energy pursuant to which Dome Energy agreed to acquire the Company’s interests in eight wells drilled by a third party operator and fully fund the Company’s proportionate share of all the corresponding working interest owner expenses with respect to these eight wells. The Company assigned its interests in these wells to Dome Energy effective November 18, 2015, and Dome Energy assumed all amounts owed for the drilling and completion costs of $3,851,000 corresponding to these interests acquired from the Company. Dome Energy also agreed to pay an additional $250,000 to the Company in the event the anticipated merger with Dome Energy was not consummated. In connection with the assignment of these well interests to Dome Energy, Dome Energy issued a contingent promissory note to the Company, dated November 19, 2015 (the “Dome Promissory Note”), with a principal amount of $250,000, which note was due and payable to the Company on December 29, 2015, upon the termination of the anticipated merger with Dome Energy. To guarantee payment of the Dome Promissory Note, Dome Energy deposited $250,000 into an escrow account and as of March 31, 2016, the Company has recorded a receivable of $250,000 related to this transaction, included in accounts receivable as of March 31, 2016 (and collected on April 28, 2016).

On March 24, 2015, Red Hawk and Dome Energy entered into a Service Agreement (the “Service Agreement”), pursuant to which Red Hawk agreed to provide certain human resource augmentation and accounting services to Dome, of which $156,000 remained due and payable by Dome to Red Hawk as of December 31, 2015.  On March 29, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Dome Energy and certain of its affiliated entities. Dome Energy agreed to settle and resolve a number of outstanding matters including that Service Agreement. The Settlement Agreement provided for the termination and cancellation of the Service Agreement, with Dome Energy agreeing to pay to Red Hawk $50,000 on May 2, 2016, in full satisfaction of the amounts due under the Service Agreement, with all remaining amounts owed forgiven by Red Hawk. As of March 31, 2016, the receivable due from Dome Energy totaled $300,000, and was comprised of the $250,000 escrow deposit described above and the $50,000 owed to Red Hawk as a part of the Settlement Agreement. As of December 31, 2015, the receivable due from Dome Energy totaled $406,000. During the three months ended March 31, 2016, the receivable due from Dome Energy was reduced by $106,000 as a result of the Settlement Agreement, and was recognized as bad debt expense in selling, general and administrative expense on the Company’s income statement.

NOTE 7 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

In October 2011, the Company formed a new subsidiary, Condor. The Company owned 20% of Condor and a subsidiary of MIE Holdings owned 80%.

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

●	MIEJ paid $500,000 to the Company’s senior loan investors as a principal reduction on the Company’s senior notes;
●	Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that the Company owed to Condor;

●	The Company paid MIEJ $100,000 as a principal reduction under the original MIEJ Note; and
●	The parties fully released each other from every claim, demand or cause of action arising on or before February 19, 2015.

The net effect of these transactions with MIEJ was to reduce approximately $9.4 million in aggregate liabilities due from the Company to MIEJ and Condor to $4.925 million, which was the new principal amount of the New MIEJ Note.

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

NOTE 8 – NOTES PAYABLE

Note Purchase Agreement and Sale of Secured Promissory Notes

On March 7, 2014, the Company entered into a $50 million financing facility (the “Notes Purchase Agreement”) between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC (“RJC”), as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”).  The Company issued the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes” or “Senior Notes”) and provided for an additional $15.5 million available under the financing agreement to fund the Company’s future drilling costs to be evidenced by notes with substantially similar terms as the Initial Notes (the “Subsequent Notes”). On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Initial Note to HEARTLAND Bank, and effective April 1, 2015, BRe BCLIC Primary transferred its Initial Note to Senior Health Insurance Company of Pennsylvania (“SHIP”), with each of HEARTLAND Bank and SHIP becoming an “Investor” for purposes of the discussion below.

The Initial Notes bear interest at the rate of 15% per annum, payable monthly in arrears, on the first business day of each month beginning April 1, 2014 (in connection with the Initial Notes), provided that upon the occurrence of an event of default, the Initial Notes bear interest at the lesser of 30% per annum and the maximum legal rate of interest allowable by law.

The Initial Notes are due and payable on March 7, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time. Additionally, the Company is required on the third business day of each month, commencing on April 1, 2014, to prepay the Initial Notes in an amount equal to the lesser of (a) the outstanding principal amount of the Initial Notes or (b) twenty-five percent (25%) of the aggregate of all net revenues actually received by us and our subsidiaries for the immediately preceding calendar month (or such pro rata portion of the first month the payment is required). The Initial Notes also provide that RJC is to be repaid (i) accrued interest, only after all of the other Investors are repaid any accrued interest due and (ii) principal, only after all of the other Investors are repaid the full amount of principal due under their Initial Notes, and (iii) that any funding in connection with Subsequent Notes will be made solely by RJC. See below and Note 16 for information related to recent agreements to defer certain principal and interest payments.

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

On April 24, 2015, certain of the Investors in our Initial Notes agreed to defer certain mandatory principal repayments and interest payments that would otherwise be payable in the months of May and June 2015, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the Initial Notes. The aggregate principal and interest that was deferred was approximately $354,000, which amount has been added to the principal due under the Initial Notes as of July 31, 2015 and is due upon maturity ($320,000 of which was expensed as additional interest expense). The Company was also charged an additional deferral fee of $354,000, the amount of the principal and interest deferred under this agreement, which was added to the principal and due upon maturity. As consideration for the deferral, on September 10, 2015, the Company granted warrants exercisable for an aggregate of 349,111 shares of our common stock to the Investors participating in the deferral. Each warrant has a 3-year term and is exercisable on a cashless basis at an exercise price of $1.50 per share. The fair value of these warrants of approximately $40,000 was recorded as additional deferred financing costs.

On August 28, 2015, the Company entered into agreements with the holders of the Senior Notes to (i) defer until the maturity date of the Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, (ii) HEARTLAND Bank agreed to change the frequency of payment of accrued interest and mandatory principal repayments from monthly to semi-annually, with the next interest payment due February 1, 2016 and the next mandatory principal repayment due August 3, 2016, and with the Company agreeing to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund starting in February 2016 which the Company shall pay to HEARTLAND Bank every six months when due and owing, (iii) RJC agreed to defer all interest payments otherwise due and payable by the Company to RJC during the period commencing on August 1, 2015 through January 31, 2016 (the “Waiver Period”), which deferred interest is added to principal each month during the Waiver Period, (iv) certain other holders agreed to (a) defer until the maturity date of their Senior Notes 12/17ths of the interest payments that would otherwise be due and payable by the Company to them on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, and (b) have the Company pay in cash 5/17ths of such interest payments per month, with all deferred interest being added to principal each month until the maturity date of the Senior Notes, and (v) SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub and RJC increased the interest rate under their Senior Notes from 15% to 17% per annum on all outstanding principal under their Senior Notes during the Waiver Period. These deferrals agreed upon with our Investors (the “August-January Deferrals”), reduced the Company’s monthly cash interest payments and mandatory principal repayments from approximately $600,000 per month prior to these agreements, to approximately $100,000 per month during the Waiver Period.

As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, the Company issued warrants exercisable on a cash-only basis for an aggregate of 1,201,004 shares to the lenders, proportionately based on their individual principal. The warrants have a three year term and are exercisable on a cash-only basis at a price of $0.75 per share. The fair value of these 1,201,004 warrants of approximately $120,000 was recorded as additional deferred financing costs.

In addition, in the event the aggregate total of principal and interest deferred in connection with the August-January deferrals exceeds $900,000 over the Waiver Period, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, the Company will proportionately grant additional warrants such that the total aggregate number of shares of Company common stock exercisable under all warrants granted will equal the total principal and interest deferred by such Investors divided by $0.75, provided that such obligation has been further extended as discussed below. As of December 31, 2015, the amount of deferred interest and deferred principal was $2,527,000 and $519,000, respectively. The number of warrants to be issued as of December 31, 2015 was approximately 3.1 million. As the fair value of the warrants is minimal, due to the exercise price being out-of-the money, as of December 31, 2015, no liability was accrued.  These warrants will not be issued and were settled as part of the debt restructuring, discussed in more detail in the subsequent events footnote.

The Company did not borrow any proceeds under the Notes Purchase Agreement during the year ended December 31, 2015 and the three months ended March 31, 2016. As of March 31, 2016, there was approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available to draw down under Subsequent Notes from RJC.

During the three months ended March 31, 2016, there were no payments made to reduce the outstanding principal due under the Initial Notes.

All debt discount amounts are amortized using the effective interest rate method. The amount of the debt discount reflected on the accompanying balance sheet as of March 31, 2016 was $9,706,000. Amortization of debt discount and interest expense, related to the Initial Notes and the first advance, was $2,194,000 and $1,477,000 for the three months ended March 31, 2016, respectively.

As a result of the issuance of common and preferred shares in the acquisition of the assets from GGE in 2015, GGE became a related party of the Company.

2016 Senior Note Deferrals

On January 29, 2016, the Company entered into a Letter Agreement (the “Letter Agreement”) with the Investors and the Agent. The Letter Agreement extended by one (1) month, through February 29, 2016, the deferral of the payment of interest and principal due under the Senior Notes (the “Deferral Extension”). Specifically, pursuant to the Letter Agreement, (i) all Investors agreed to further defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through February 29, 2016, (ii) HEARTLAND Bank agreed to change the next scheduled semi-annual interest payment due from February 1, 2016 to March 1, 2016 (with interest due and payable thereafter on a semi-annual basis) and to change the next mandatory principal repayment due date to September 3, 2016, and the Company agreed to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund which the Company shall pay to HEARTLAND Bank every six months when due and owing, and (iii) SHIP (as successor-in-interest to BRe BCLIC Primary), BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC agreed to (a) defer until the maturity date of their Senior Notes and the junior note held by RJC (the “RJC Junior Note”) all of the interest payments that would otherwise be due and payable by the Company to them in February 2016; (b) return the interest rate under each of their Senior Notes to 15% per annum, and the interest rate under the RJC Junior Note to 12% cash pay per annum, effective January 31, 2016; and (c) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of March 1, 2016, subject to NYSE MKT additional listing approval.

On March 7, 2016, the Company entered into a Letter Agreement, dated March 1, 2016 (the “March Letter Agreement”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC (collectively, the “Original Lenders”), and the Agent, which extended the Deferral Extension by one (1) month, through March 31, 2016.  Pursuant to the March Letter Agreement, the Original Lenders agreed to (i) further defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through March 31, 2016, (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them in March 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued; and (iii) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of April 1, 2016, subject to NYSE MKT additional listing approval. For the three-month period ending March 31, 2016, principal and interest deferred amounted to $1,577,000.  An aggregate of approximately $4,415,000 in total interest and principal payments has been deferred pursuant to these agreements through March 2016, in which event warrants exercisable solely on a cash basis for approximately an additional 4.0 million shares of Company common stock at an exercise price of $0.75 per share will be granted pro rata to the Investors (other than to HEARTLAND Bank) in May 2016. These warrants will not be issued and were settled as part of the debt restructuring, discussed in more detail in the subsequent events footnote.

The Deferral Extension was further extended in April 2016 as described below under “Note 15 - Subsequent Events”.

Bridge Note Financing

As of March 31, 2016, the Company had Bridge Notes with an aggregate principal amount of $475,000 remain outstanding, plus accrued interest of $130,000 and additional payment-in-kind (“PIK”) of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into. Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

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

Additionally, each Amended Bridge Investor entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the Bridge Notes until full repayment of certain senior notes. The Subordination and Intercreditor Agreements also prohibit the Company from repaying the Bridge Notes until certain senior notes have been paid in full, except that we are allowed to repay the Bridge Notes from net proceeds received from the sale of common or preferred stock (i) in calendar year 2014 if such net proceeds received in such calendar year exceeds $35,000,000, (ii) in calendar year 2015 if such net proceeds received in such calendar year exceeds $50,000,000, and (iii) in calendar year 2016 if such net proceeds actually received in such calendar year exceeds $50,000,000. The interest expense related to these notes for the three months ended March 31, 2016 and 2015 was $14,000 and $15,000, respectively.

The unamortized debt premium on the Convertible Bridge Notes as of March 31, 2016 and December 31, 2015, was $113,000.

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ.

In February 2015, the Company and PEDCO entered into a Settlement Agreement with MIEJ (the “MIEJ Settlement Agreement”). As part of the MIEJ Settlement Agreement, the Company entered into a new Secured Subordinated Promissory Note, which extinguished the original MIEJ Note, and reduced the principal amount owed from $6.17 million to $4.925 million (the “New MIEJ Note”). As of March 31, 2016, the amount outstanding under the New MIEJ Note was $4,925,000. The Company recognized a gain on debt extinguishment during the three months ended March 31, 2015 related to these transactions of $2,192,000.

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

The interest expense related to this note for the three months ended March 31, 2016 and 2015 was $124,000 and $120,000, respectively.

For financial reporting purposes, MIEJ was considered a related party for all periods presented prior to the MIEJ Settlement Agreement signed in February 2015. After that date, MIEJ is no longer considered a related party.

Related Party Financings

Subordinated Note Payable Assumed

In 2015, the Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the GGE Acquired Assets, which amount is outstanding as of March 31, 2016. The lender under the subordinated note payable is RJC, which is one of the lenders under the Senior Notes and is an affiliate of GGE. The note is due and payable on December 31, 2017, and bears interest at a rate of 12% per annum (24% upon an event of default). The accrued interest is payable on a monthly basis in cash. The assumed note payable is subordinate and subject to the terms and conditions of the Senior Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000. Should the Company repay the Senior Notes or replace them with secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

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

On April 24, 2015, RJC agreed to defer all mandatory principal repayments and interest payments that would otherwise be payable to RJC in May and June 2015 under the subordinated note, with such deferred amounts to be used solely to renew, extend, re-lease or otherwise acquire leases which will then become additional collateral under the subordinated note. The aggregate principal and interest that was deferred was approximately $170,000, which amount has been capitalized and added to the principal due under the subordinated note effective July 31, 2015 and due upon maturity. As consideration for the deferral, we granted warrants exercisable for an aggregate of 113,237 shares of our common stock to RJC (which are included in the aggregate total of 349,111 shares issuable upon exercise of warrants issued to the Investors as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” in this Note 8 above). The warrant has a 3 year term and will be exercisable on a cashless basis at an exercise price of $1.50 per share, with a grant date fair value of $13,000.

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

As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, the Company granted RJC warrants exercisable on a cash-only basis for an aggregate of 265,241 shares (which are included in the aggregate total of 1,201,004 shares issuable upon exercise of warrants issued to the Investors as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” in this Note 8 above). The warrants have a three year term and are exercisable on a cash-only basis at a price of $0.75 per share. In addition, in the event the aggregate total of principal and interest deferred by all Investors in connection with the August-January Deferrals exceeds $900,000 over the Waiver Period as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes”, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, the Company will proportionately grant additional warrants such that the total aggregate number of shares of Company common stock exercisable under all warrants granted to the Investors will equal the total principal and interest deferred by such Investors divided by $0.75, provided such obligation has been extended as discussed below. As of December 31, 2015, the total amount (for all Investors) of deferred interest and deferred principal was $2,527,000 and $519,000, respectively. These warrants will not be issued and were settled as part of the debt restructuring, discussed in more detail in the subsequent events footnote.

The interest expense related to this note for the three months ended March 31, 2016 and 2015 was $276,000 and $222,000, respectively.

2016 RJC Subordinated Note Deferrals

On January 29, 2016 and March 7, 2016, the Company entered into agreements with RJC to defer until maturity the payment of interest and principal due under the subordinated note through March 31, 2016, return the interest rate to 12% per annum effective January 31, 2016, and delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of April 1, 2016, subject to NYSE MKT additional listing approval.  For the three-month period ended March 31, 2016, interest deferred amounted to $273,000.  An aggregate of approximately $838,000 in total interest has been deferred pursuant to these agreements through March 2016,

The deferral period was further extended in April 2016 as described below under “Subsequent Events”.

NOTE 9 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the three months ended March 31, 2016 and 2015.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Deferred income tax assets as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2016	2015
Deferred Tax Assets (Liabilities)
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$120	$1,863
Net operating losses	1,766	4,131
Impairment – oil and natural gas properties	-	(1,122)
Other	110	753
Total deferred tax asset	1,996	5,625

Less: valuation allowance	(1,996)	(5,625)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at March 31, 2016. The net change in the total valuation allowance for the three months ended March 31, 2016 was an increase of $1,996,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2016, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor were any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through March 31, 2016.

As of March 31, 2016, the Company had gross net operating loss carryforwards (“NOLs”) of approximately $117,670,000 of which $49,922,000 are subject to limitations for federal and state tax purposes. If not utilized, these losses will begin to expire beginning in 2032 and 2023, respectively, for both federal and state purposes.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Lease

In July 2012, the Company entered into a non-cancelable lease agreement with an initial term of two years ending in July 2014, which has been extended for an additional two years with the term now ending in July 2016, for its corporate office space located in Danville, California. The obligation under this lease for the remainder of 2016 is $17,000.

In September 2014, the Company entered into a lease agreement with a term of five years ending on March 1, 2020, which location served as the Company’s operations office space in Houston, Texas. Effective April 1, 2016, the Company terminated this lease agreement and issued the landlord 700,000 shares of common stock valued at $161,000, with no further obligations due thereunder (see further discussion in subsequent events footnote).

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the D-J Basin Asset, 330 net acres are due to expire during the nine months remaining in 2016 (4,297 net acres did expire during the three months ended March 31, 2016), 584 net acres expire in 2017, 392 net acres expire in 2018, 127 net acres expire in 2019, and 1,290 net acres expire thereafter. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. In March 2015, the Company fully impaired its unproved leasehold costs based on management’s revised re-leasing program, however, it continues to retain its rights to the unexpired leases.

Other Commitments

On December 18, 2015, a complaint was filed against Red Hawk, our wholly-owned subsidiary, in the District Court, County of Weld, State of Colorado (Case Number: 2015CV31079) (the “Court”), pursuant to which Liberty Oilfield Services, LLC (“Liberty”) made various claims against Red Hawk in connection with certain completion services provided by Liberty to Red Hawk in November and December 2014, and accrued in accounts payable as of December 31, 2014. The complaint alleges causes of action for foreclosure of lien, breach of contract, quantum meruit and account stated, and seeks payment of amounts allegedly owed, pre- and post-judgment interest, attorneys’ fees and court costs in connection with Red Hawk’s alleged failure to pay Liberty approximately $2.9 million in fees due for completion services provided by Liberty. On May 12, 2016, the Company and Liberty entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of the Company’s restricted common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million. As of December 31, 2015 and March 31, 2016, the Company had accrued $2,620,000 in accounts payable.  As a result of the settlement, the Company will recognize a gain on settlement of payables of $1,282,000 during the quarter ended June 30, 2016.

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

Although the Company provides no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 11 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At March 31, 2016, the Company was authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 66,625 shares have been designated “Series A Convertible Preferred Stock” (the “Series A Preferred”).

On February 23, 2015, the Company issued 66,625 Series A Preferred to GGE as part of the consideration paid for the GGE Acquired Assets. The fair value of the Series A Preferred was $28,402,000 based on a calculation using the binomial lattice model. See Note 14.

The 66,625 shares of Series A Preferred issued to GGE are redeemable and contingently convertible in 4 tranches as follows: (i) 15,000 shares in Tranche One; (ii) 15,000 shares in Tranche Two; (iii) 11,625 shares in Tranche Three; and (iv) 25,000 shares in Tranche Four.

In addition, the 66,625 shares of Series A Preferred issued to GGE originally had the following features:

●	a liquidation preference senior to all of the Company’s common stock equal to $400 per share;
●	a dividend, payable annually, of 10% of the liquidation preference;
●	voting rights on all matters, with each share having 1 vote; and
●
a conversion feature at GGE’s option, which must be approved by a majority of the shareholders of the Company which will allow the Series A Preferred to be converted into shares of the Company’s common stock on a 1,000:1 basis.

However, following the October 7, 2015 approval of the Company shareholders of the issuance of shares of common stock upon the conversion of the Series A Preferred, the Series A Preferred features have been modified as follows:

●	the Series A Preferred ceased accruing dividends and all accrued and unpaid dividends have been automatically forfeited and forgiven; and
●	the liquidation preference of the Series A Preferred has been reduced to $0.001 per share from $400 per share.

GGE was also subject to a lock-up provision that prohibits it from selling the shares of common stock through the public markets for less than $1 per share (on an as-converted to common stock basis) until February 23, 2016, and in no event may GGE convert shares of Series A Preferred stock if upon such conversion it would beneficially own more than 9.99% of our outstanding common stock or voting stock.

The Series A Preferred ceased being redeemable on November 23, 2015, per the Series A Certification of Designations, if the Company did not repurchase any shares within nine months of the initial Series A issuance, the Company lost the right to redeem any of the Series A Preferred and the holder also lost the right to force any redemption.

As of March 31, 2016 and December 31, 2015, there were 66,625 shares of the Company’s Series A Preferred outstanding.

COMMON STOCK

At March 31, 2016, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the three months ended March 31, 2016, the Company issued shares of common stock or restricted common stock as follows:

On January 7, 2016, the Company issued 1,750,000 shares of its restricted common stock with a fair value of $385,000, based on the market price on the date of issuance, to certain of its employees, including 600,000 shares to its Chairman and then Chief Executive Officer, Frank C. Ingriselli, 600,000 shares to its President and then Chief Financial Officer, Michael L. Peterson, and 550,000 shares to its Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process. 50% of the shares vest on the six month anniversary of the grant date, 30% vest on the twelve month anniversary of the grant date and 20% vest on the eighteen month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

As of March 31, 2016, there were 46,986,497 shares of the common stock outstanding.

Stock-based compensation expense recorded related to the vesting of restricted stock during the three months ended March 31, 2016 and 2015 was $371,000 and $853,000, respectively. The remaining unamortized stock-based compensation expense at March 31, 2016 related to restricted stock was $762,000.

Vesting Agreements

In connection with our entry into the reorganization agreement with Dome Energy, each of Mr. Ingriselli, Mr. Peterson, and Mr. Moore, our executive officers, entered into Vesting Agreements on May 21, 2015 (the “2015 Vesting Agreements”) which delayed the vesting of all restricted common stock they held which was subject to vesting prior to the Dome Energy reorganization being consummated (the “2015 Delayed Vesting”) until the earlier of (A) the 2nd business day following either (x) the closing of the Dome Energy reorganization, or (y) our public disclosure of the termination of the reorganization, or, (B) if the Dome reorganization did not close on or before December 29, 2015, then January 7, 2016. Because the contemplated merger with Dome Energy did not close on or before December 29, 2015, the vesting of shares of restricted common stock held by Messrs. Ingriselli, Peterson and Moore subject to the 2015 Delayed Vesting was scheduled to occur on January 7, 2016 in accordance with the terms of such 2015 Vesting Agreements. However, in connection with our entry into the Agreement and Plan of Merger and Reorganization entered into by the Company, White Hawk and GOM Holdings, LLC (“GOM”) on December 29, 2015 (as amended to date, the “GOM Merger Agreement” and the transactions contemplated therein, the “GOM Merger”), on December 29, 2015, as amended on January 6, 2016, each of Messrs. Ingriselli, Peterson and Moore entered into new Vesting Agreements with the Company (as amended, the “Vesting Agreements”), pursuant to which they each individually agreed that the future vesting of restricted common stock held by such officers from January 1, 2016 through June 1, 2016 (the “Delay Period”), including all restricted common stock that was subject to vesting on January 7, 2016 pursuant to the terms of 2015 Vesting Agreements, were delayed until the 2nd trading day following the Company’s public announcement of the “Vesting Event,” defined as the later to occur of the receipt of (A) shareholder approval of (i) the issuance of the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock issuable upon the closing of the GOM Merger Agreement, (ii) an increase of shares available for issuance under the Company’s 2012 Equity Incentive Plan equal to 12.0% of the Company’s issued and outstanding capital stock (calculated post-closing), and (iii) such other matters that are required to be approved by the shareholders of the Company pursuant to applicable rules and requirements of the SEC and NYSE MKT or which in the reasonable determination of the Company, shall be approved by the stockholders of the Company; and (B) NYSE MKT approval of the listing of the Company upon the conversion of the Series B Convertible Preferred Stock into common stock, if and as necessary pursuant to applicable NYSE MKT rules and regulations, upon which Vesting Event all vesting with respect to such shares shall be accelerated and all such shares shall be fully vested (the “Acceleration”) (each as defined in the Vesting Agreements). The aggregate number of shares of restricted common stock subject to the Delay Period is 1,354,000 shares (collectively, the “Subject Shares”). The Acceleration will occur even if the executives are not then employees or directors of the Company on such date. Notwithstanding the above, in the event the GOM Merger Agreement is terminated or the GOM Merger is not consummated by June 1, 2016 (unless otherwise agreed upon in writing by the parties to the GOM Merger Agreement), all the Subject Shares will vest on the 2nd trading day following the Company’s public disclosure of the termination of the GOM Merger (in the event the GOM Merger Agreement is terminated prior to June 1, 2016), or, in the event the GOM Merger is not terminated by, or consummated by, June 1, 2016, on June 1, 2016, the original vesting terms for all future unvested stock will be reinstated to the terms in effect prior to the parties’ entry into the Vesting Agreements. Notwithstanding the above, nothing in the Vesting Agreements amends or waives any acceleration of vesting of unvested restricted stock or options currently provided under any executive officer’s current employment agreement with the Company, which provides for acceleration upon termination of such executive’s employment under certain circumstances detailed therein.

The Company and each of Messrs. Ingriselli, Peterson and Moore further amended their Vesting Agreements in April 2016 as discussed below in “Subsequent Events.”

NOTE 12 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of March 31, 2016, 3,424 shares of common stock granted under the 2003 Stock Option Plan and 2009 Stock Incentive Plan approved when the Company was known as Blast Energy Services, Inc. (“Blast”) remain outstanding and exercisable at a weighted average exercise price of $35.05. No options were issued under these plans during the three months ended March 31, 2016.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014 and October 7, 2015 to increase by 5,000,000 and 3,000,000, respectively, the number of shares of common stock reserved for issuance under the Plan. A total of 10,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 6,507,660 shares have been issued as restricted stock, 3,477,000 shares are subject to issuance upon exercise of issued and outstanding options, and 15,340 remain available for future issuance as of March 31, 2016.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of March 31, 2016, options to purchase an aggregate of 310,137 shares of the Company’s common stock and 551,670 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

On January 7, 2016, the Company granted options to purchase an aggregate of 1,660,000 shares of common stock to certain of its consultants and employees at an exercise price of $0.22 per share, including an option to purchase 280,000 shares to its Chairman and Chief Executive Officer (prior to subsequent title change) Frank C. Ingriselli, an option to purchase 300,000 shares to its President and Chief Financial Officer (prior to subsequent title change) Michael L. Peterson, and an option to purchase 280,000 shares to its Executive Vice President and General Counsel Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. The options have terms of five years and fully vest in January 2018. 50% vest six months from the date of grant, 30% vest one year from the date of grant and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $183,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.61%, (2) expected term of 3.5 years, (3) expected volatility of 69%, and (4) zero expected dividends.

During the three months ended March 31, 2016 and 2015, the Company recognized stock option expense of $131,000 and $145,000, respectively. The remaining amount of unamortized stock options expense at March 31, 2016, was $171,000.

The intrinsic value of outstanding and exercisable options at March 31, 2016 was $-0- and $-0-, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2015 was $-0- and $-0-, respectively.

Option activity during the three months ended March 31, 2016 was:

			Weighted
			Average
		Weighted	Remaining
		Average	Contract
	Number of	Exercise	Term
	Shares	Price	(# years)
Outstanding at January 1, 2016	3,058,890	$0.80	4.8
Granted	1,660,000	0.22	5.0
Exercised	-	-	-
Forfeited and cancelled	-	-	-

Outstanding at March 31, 2016	4,718,890	$0.59	4.6

Exercisable at March 31, 2016	2,770,340	$0.74	4.7

Warrants

During the three months ended March 31, 2016 and 2015, the Company recognized warrant expense of $-0- and $393,000, respectively. The remaining amount of unrecognized warrant expense at March 31, 2016 was $-0-.

The intrinsic value of outstanding as well as exercisable warrants at March 31, 2016 and December 31, 2015 was $-0- and $-0-, respectively.

Warrant activity during the three months ended March 31, 2016 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2016	7,803,282	$1.78	3.0
Granted	-	-
Exercised	-	-
Forfeited and cancelled	-	-

Outstanding at March 31, 2016	7,803,282	$1.78	2.7

Exercisable at March 31, 2016	7,803,282	$1.78	2.7

NOTE 13 – RELATED PARTY TRANSACTIONS

Note Amendments and Warrant Issuances to RJC

See Note 8 for a discussion of certain amendments to the Senior Note and subordinated note held by RJC.

See Note 8 for a discussion of certain warrants issued to RJC by the Company in connection with the amendment of the Senior Note and subordinated note held by RJC.

GGE Acquisition

As a result of the 66,625 restricted shares of the Company’s Series A Convertible Preferred issued to GGE which can be converted into shares of the Company’s common stock on a 1,000:1 basis as described in greater detail in Note 11 above) and the appointment by GGE, and election, of a GGE representative to the Company’s Board of Directors, GGE became a related party to the Company as of that date. The following table reflects the related party amounts for GGE included in the March 31, 2016 balance sheet (in thousands):

As of March 31, 2016
Accounts receivable	$21
Current deferred financing costs	-
Long-term deferred financing costs	-
Accrued expenses	(182)
Current notes payable-Secured Promissory Notes, net of discount
Long-term notes payable-Secured Promissory Notes, net of discount	(14,588)
Net assets	$(14,749)

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of March 31, 2016 (in thousands):

	Fair Value Measurements At March 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value
	(Level 1)	(Level 2)	(Level 3)
Series A Convertible Preferred Stock	$-	$-	$28,402	$28,402

The Company believes there is no active market or significant other market data for the Series A Preferred as it is held by a limited number of closely held entities, therefore the Company has determined it should use Level 3 inputs.

The Series A Convertible Preferred was valued using the binomial lattice model of which the significant assumptions were expected term and expected volatility. The binomial lattice model used a probablistic approach in which the Company assigned percentages to each scenario based on the chance of repayment. The percentages used were as follows: the non-repayment scenario was assigned a 25% probability and the repayment scenario was assigned a 75% probability.

NOTE 15 – SUBSEQUENT EVENTS

Stock Issuance to Houston Lease Landlord

On April 5, 2016, the Company issued 700,000 shares of Company’s common stock to the Company’s Houston office landlord in connection with the termination of the Company’s Houston office lease, valued at $161,000, based on the market price on the date of grant.

Consulting Agreement and Separation Agreement

In connection with the Company’s contemplated merger with GOM, and the Company’s efforts to reduce its general and administrative expenses, the Company’s Chairman and then-current Chief Executive Officer, Frank C. Ingriselli, agreed to retire from the Company and step down from the offices of Chief Executive Officer and Executive Chairman of the Company and all of its subsidiaries, effective April 30, 2016. Mr. Ingriselli continues as the Non-Executive Chairman of the Company’s Board of Directors, and continues to work with the Company in a transitional consulting capacity for a period of three (3) months commencing May 1, 2016 (the “Transition Period”) through his wholly-owned consulting firm, Global Ventures Investments Inc. (“GVEST”), pursuant to a Consulting Agreement dated April 25, 2016, entered into by and between the Company and GVEST (the “GVEST Consulting Agreement”).  Pursuant to the Consulting Agreement, through GVEST, Mr. Ingriselli provides the Company with oil and gas development and strategic consulting services through the Transition Period in exchange for a lump sum payment of $150,000. In addition, the Company and Mr. Ingriselli entered into an Employee Separation and Release dated April 25, 2016 (the “Separation Agreement”), pursuant to which Mr. Ingriselli agreed to (i) waive all severance benefits to which he is entitled under his Executive Employment Agreement dated June 10, 2011, as amended to date (the “Ingriselli Employment Agreement”), including, but not limited to, waiver of any payments by the Company to Mr. Ingriselli of a lump sum payment equal to up to four (4) years’ salary and 30% bonus, and continued medical benefits for up to four (4) years, in the event of Mr. Ingriselli’s termination under certain circumstances, (ii) waive any and all accrued and unpaid vacation time, sick time and paid time off, equal in value to approximately $58,000, and (iii) fully-release the Company from all claims, in exchange for the Company agreeing to (x) fully accelerate the vesting of all of Mr. Ingriselli’s unvested options exercisable for 391,000 shares of Company common stock, (y) allow Mr. Ingriselli to transfer all 1,496,500 shares of his unvested restricted Company common stock to GVEST and then fully accelerate the vesting of the same, and (z) extend the exercise period for all of Mr. Ingriselli’s options to purchase Company common stock for a period of five (5) years from the date of Mr. Ingriselli’s termination of employment with the Company.

Vesting Agreements

On April 25, 2016, the Company and each of Mr. Michael L. Peterson and Mr. Clark R. Moore, the Company’s Executive Vice President and General Counsel, entered into Amended and Restated Vesting Agreements (the “Amended Vesting Agreements”), which amend and restate in their entirety those certain Vesting Agreements entered into by the Company and each of Messrs. Peterson and Moore on December 29, 2015, as amended January 6, 2016 (the “December Vesting Agreements”). Pursuant to the Amended Vesting Agreements, the Company agreed, effective April 28, 2016, to fully accelerate the vesting of all unvested restricted Company common stock which each of Messrs. Peterson and Moore had delayed pursuant to the December Vesting Agreements, which vesting had been voluntarily delayed for the benefit of the Company by each executive since May 2015, and reinstate the original remaining vesting schedules with respect to all other stock grants received by the Company prospectively. As a result of the Amended Vesting Agreements, on April 28, 2016, Mr. Peterson vested an aggregate of 481,000 shares of restricted Company common stock, and Mr. Moore vested into an aggregate of 354,000 shares of restricted Company common stock.

Senior Debt Restructuring

On May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, BHLN-Pedco Corp. (“BHLN”), BBLN-Pedco Corp. (“BBLN”), and RJC (together with BHLN and BBLN, the “Tranche A Investors”) (collectively, the “Lenders”), and the Agent, as agent for the Lenders. The Amended NPA amended and restated the Senior Notes, in which the Company issued new Senior Secured Promissory Notes to each of the Lenders (collectively, the “Tranche B Notes”) in a transaction that qualifies as a troubled debt restructuring. RJC is also a party to the RJC Junior Note.

The Amended NPA amends the Senior Notes as follows:

●
Creates new “Tranche A Notes,” in substantially the same form and with similar terms as the Tranche B Notes, except as discussed below, consisting of a term loan issuable in tranches with a maximum aggregate principal amount of $25,960,000, with borrowed funds accruing interest at 15% per annum, and maturing on May 11, 2019 (the “Tranche A Maturity Date”) (the “Tranche A Notes,” and together with the Tranche B Notes, the “New Senior Notes”);

●
The Company will capitalize all accrued and unpaid interest under the Tranche B Notes as a term loan with a current aggregate outstanding principal balance of $39,064,530. The Tranche B Notes mature on June 11, 2019 except for The Tranche B Note issued to RJC which matures July 11, 2019.

●	Amends the provisions of the Senior Notes which required mandatory prepayments from our revenues, replacing them with a Net Revenue Sweep as described below; and
●
Provides that interest on the Tranche B Notes will continue to accrue at the rate of 15% per annum, but all accrued interest through December 31, 2017 shall be deferred until due and payable on the maturity date, with all interest amounts deferred being added to the principal of the Tranche B Notes on a monthly basis and that following December 31, 2017, all interest accrues and is paid monthly in arrears in cash to the Tranche B Note holders.

The Tranche A Notes are substantially similar to the Tranche B Notes, except that such notes are senior to the Tranche B Notes, accrue interest until maturity and have priority to the payment of Monthly Net Revenues as discussed below.

On the Closing Date, the Tranche A Investors loaned the Company their pro rata share of an aggregate of $6,422,124 (the “Initial Tranche A Funding”). The Initial Tranche A Funding net proceeds (also amounting to $6,422,124) are to be used by the Company to (i) fund up to $5.1 million due to a third party operator for drilling and completion expenses related to the acquired working interests in 8 wells from Dome Energy, (ii) pay up to $750,000 of the Company’s past due payables to Liberty, (iii) pay $444,681 of unpaid interest payments due to Heartland Bank under its Tranche B Note through February 29, 2016, and (iv) pay fees and expenses incurred in connection with the transactions contemplated by the Amended NPA and related documents.

Subject to the terms and conditions of the Amended NPA, the Company may request each Tranche A Investor, from time to time, to advance to the Company additional amounts of funding, provided that: (i) the Company may not request a Subsequent Tranche A Funding more than one time in any calendar month; (ii) Agent shall have received a written request from the Company at least 15 business days prior to the requested date of such advance (the “Advance Request”); (iii) no Event of Default or event that with the passage of time or the giving of notice, or both, would become an Event of Default (a “Default”) shall have occurred and be continuing or would result therefrom; and (iv) the Company shall provide to the Agent such documents, instruments, certificates and other writings as the Agent shall reasonably require in its sole and absolute discretion. The advancement of all or any portion of the Subsequent Tranche A Funding is in the sole and absolute discretion of the Agent and the Investors and no Investor is obligated to fund all or any part of the Subsequent Tranche A Funding. Each Subsequent Tranche A Funding shall be in a minimum amount of $500,000 and multiples of $100,000 in excess thereof. The aggregate amount of Subsequent Tranche A Fundings made by the Investors under the Amended NPA shall not exceed $18,577,876 and any Subsequent Tranche A Funding repaid may not be re-borrowed.

In addition, subject to the terms and conditions of the Amended NPA, RJC has agreed to loan to the Company $240,000, within 30 days of the Closing Date and within 30 days of each of July 1, 2016, October 1, 2016 and January 1, 2017 (collectively, the “RJC Fundings” and collectively with the Investor Tranche A Fundings, the “Fundings”), provided that no Event of Default or Default shall have occurred and be continuing or would result therefrom. The aggregate amount of the RJC Fundings made by RJC under the Amended NPA shall not exceed $960,000 and any Funding repaid may not be re-borrowed.

To guarantee RJC’s obligation in connection with the RJC Fundings as required under the Amended NPA, GGE entered into a Share Pledge Agreement with the Company, dated May 12, 2016 (the “GGE Pledge Agreement”), pursuant to which GGE agreed to pledge an aggregate of 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 10,000,000 shares of Company common stock), which pledged shares are subject to automatic cancellation and forfeiture based on a schedule set forth in the GGE Share Pledge Agreement, in the event RJC fails to meet each of its RJC Funding obligations pursuant to the Amended NPA.

As additional consideration for the entry into the Amended NPA and transactions related thereto, the Company has granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3 year term, are transferrable, and are exercisable on a cashless basis at any time at $0.29 per share, subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT. The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.9% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated fair value of the Investor Warrants issued is approximately $660,000 based on the Black-Scholes option pricing model.

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Senior Notes. In addition, warrants exercisable for an aggregate of 349,111 shares of the Company’s common stock at an exercise price of $1.50 per share and warrants exercisable for an aggregate of 1,201,004 shares of the Company’s common stock at an exercise price of $0.75 per share previously granted by the Company to certain of the Lenders on September 10, 2015 in connection with prior interest payment deferrals have been amended and restated to provide that all such warrants are exercisable on a cashless basis and include a Blocker Provision (the “Amended and Restated Warrants”).

Additionally, the Company also agreed to (a) provide to the Agent and the Investors a monthly projected general and administrative expense report (the “Projected G&A”) and a monthly comparison report of the Projected G&A provided for the preceding month, with an explanation of any variances, provided that in no event shall such variances exceed $150,000, and (B) pay to the Agent within 2 business days following the end of each calendar month all of the Company’s oil and gas revenue received by the Company during such month (the “Net Revenue Sweep”), less (i) lease operating expenses, (ii) interest payments due to Investors under the New Senior Notes, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved by the Agent (the “G&A Cap”), and (iv) preapproved extraordinary expenses (together the “Monthly Net Revenues”). Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes.

The amounts outstanding under the New Senior Notes are secured by a first priority security interest in all of the Company’s and its subsidiaries’ assets, property, real property, intellectual property, securities and proceeds therefrom, granted in favor of the Agent for the benefit of the Lenders, pursuant to a Security Agreement and a Patent Security Agreement, each entered into as of March 7, 2014, as amended on May 12, 2016 (the “Amended Security Agreement” and “Amended Patent Agreement,” respectively). Additionally, the Agent, for the benefit of the Lenders, was granted a mortgage and security interest in all of the Company’s and its subsidiaries real property as located in the State of Colorado and the State of Texas pursuant to (i) a Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreements, dated March 7, 2014, as amended May 12, 2016, filed in Weld County and Morgan County, Colorado; and (ii) a Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production to be filed in Matagorda County, Texas (collectively, the “Amended Mortgages”).

Additionally, the Company’s obligations under the New Senior Notes, Amended NPA and related agreements were guaranteed by the Company’s direct and indirect subsidiaries, Pacific Energy Development Corp., White Hawk Petroleum, LLC (“White Hawk”), Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC and Red Hawk Petroleum, LLC pursuant to a Guaranty Agreement, entered into on March 7, 2014, as amended on May 12, 2016 (the “Amended Guaranty Agreement”).

Other than as described above, the terms of the Amended NPA (including the covenants and obligations thereunder) are substantially the same as the Senior Notes, and the terms of the Tranche A Notes and Tranche B Notes (including the events of default, interest rates and conditions associated therewith) are substantially the same as the original notes sold pursuant to the terms of the Senior Notes.

Junior Debt Restructuring

On May 12, 2016, the Company entered into an Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”). The Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of the May 12, 2016, and add it to the note principal, making the current outstanding principal amount of the RJC Junior Note $9,379,432, (ii) extend the maturity date (“Termination Date”) from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred until payable on the Termination Date, with all future interest amounts deferred being added to the principal on a monthly basis, and (iv) subordinate the RJC Junior Note to the New Senior Notes.

Settlement Agreement with Liberty

On May 12, 2016, the Company and Liberty entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of the Company’s restricted common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million. As of December 31, 2015 and March 31, 2016, the Company had accrued $2,620,000 in accounts payable. As a result of the settlement, the Company will recognize a gain on settlement of payables of $1,282,000 during the quarter ended June 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “forward-looking” information. The words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “goal” and similar expressions identify such a statement was made, although not all forward-looking statements contain such identifying words. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in this and our other SEC filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements except as required by law. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	planned combination transaction with GOM Holdings, LLC;
● ●	estimated future reserves and the present value of such reserves; and plans, objectives, expectations and intentions contained in this report that are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on March 29, 2016. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, and the unaudited consolidated financial statements included in this quarterly report.

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 26 of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 29, 2016.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2016, above.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “PEDEVCO” and “PEDEVCO Corp.” refer specifically to PEDEVCO Corp. and its wholly and majority owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

           ●           “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
           ●           “SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
           ●           “Securities Act” refers to the Securities Act of 1933, as amended.

General Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of March 31, 2016, we held approximately 11,861 net D-J Basin acres located in Weld and Morgan Counties, Colorado through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of March 31, 2016, we hold interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and currently producing, 25 gross (4.9 net) wells are non-operated and 22 wells have an after-payout interest.

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

We have listed below the total production volumes and total revenue net to the Company for the three months ended March 31, 2016 and 2015 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis and production realized from our recent D-J Basin Acquisition beginning February 23, 2015 (described in greater detail below in “D-J Basin Asset Acquisition”).

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Oil volume (BBL)	19,239	37,617
Gas volume (MCF)	39,612	68,158
Volume equivalent (BOE) (1)	25,841	48,976
Revenue (000’s)	$582	$1,518

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Strategy

The majority of our capital expenditure budget for January 2016 through December 2016 will be focused on the development of our D-J Basin Asset. We plan to deploy approximately $35.6 million in capital expenditures in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 8.5 net wells in our D-J Basin Asset for the period from January 2016 to December 2016. We plan to fund our operations and business plan by utilizing projected cash flow from operations,  a $26 million debt facility we closed in May 2016, our cash on hand and proceeds from future potential debt and/or equity financings, which may include drilling partnerships. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2016 capital expenditures and/or repay or refinance a portion or all of our outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures into 2017.

Recent Developments

Senior Debt Restructuring

On May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, BHLN-Pedco Corp. (“BHLN”), BBLN-Pedco Corp. (“BBLN”), and RJC (together with BHLN and BBLN, the “Tranche A Investors”) (collectively, the “Lenders”), and the Agent, as agent for the Lenders. The Amended NPA amended and restated the Senior Notes, in which the Company issued new Senior Secured Promissory Notes to each of the Lenders (collectively, the “Tranche B Notes”) in a transaction that qualifies as a troubled debt restructuring. RJC is also a party to the RJC Junior Note.

The Amended NPA, amends the Senior Notes as follows:

●
Creates new “Tranche A Notes,” in substantially the same form and with similar terms as the Tranche B Notes, except as discussed below, consisting of a term loan issuable in tranches with a maximum aggregate principal amount of $25,960,000, with borrowed funds accruing interest at 15% per annum, and maturing on May 11, 2019 (the “Tranche A Maturity Date”) (the “Tranche A Notes,” and together with the Tranche B Notes, the “New Senior Notes”);

●
The Company will capitalize all accrued and unpaid interest under the Tranche B Notes as a term loan with a current aggregate outstanding principal balance of $39,064,530. The Tranche B Notes mature on June 11, 2019 except for The Tranche B Note issued to RJC which matures July 11, 2019.

●	Amends the provisions of the Senior Notes which required mandatory prepayments from our revenues, replacing them with a Net Revenue Sweep as described below; and
●
Provides that interest on the Tranche B Notes will continue to accrue at the rate of 15% per annum, but all accrued interest through December 31, 2017 shall be deferred until due and payable on the maturity date, with all interest amounts deferred being added to the principal of the Tranche B Notes on a monthly basis and that following December 31, 2017, all interest accrues and is paid monthly in arrears in cash to the Tranche B Note holders.

The Tranche A Notes are substantially similar to the Tranche B Notes, except that such notes are senior to the Tranche B Notes, accrue interest until maturity and have priority to the payment of Monthly Net Revenues as discussed below.

On the Closing Date, the Tranche A Investors loaned the Company their pro rata share of an aggregate of $6,422,124 (the “Initial Tranche A Funding”). The Initial Tranche A Funding net proceeds are to be used by the Company to (i) fund up to $5.1 million due to a third party operator for drilling and completion expenses related to the acquired working interests in 8 wells from Dome Energy, (ii) pay up to $750,000 of the Company’s past due payables to Liberty, (iii) pay $444,681 of unpaid interest payments due to Heartland Bank under its Tranche B Note through February 29, 2016, and (iv) pay fees and expenses incurred in connection with the transactions contemplated by the Amended NPA and related documents.

Subject to the terms and conditions of the Amended NPA, the Company may request each Tranche A Investor, from time to time, to advance to the Company additional amounts of funding, provided that: (i) the Company may not request a Subsequent Tranche A Funding more than one time in any calendar month; (ii) Agent shall have received a written request from the Company at least 15 business days prior to the requested date of such advance (the “Advance Request”); (iii) no Event of Default or event that with the passage of time or the giving of notice, or both, would become an Event of Default (a “Default”) shall have occurred and be continuing or would result therefrom; and (iv) the Company shall provide to the Agent such documents, instruments, certificates and other writings as the Agent shall reasonably require in its sole and absolute discretion. The advancement of all or any portion of the Subsequent Tranche A Funding is in the sole and absolute discretion of the Agent and the Investors and no Investor is obligated to fund all or any part of the Subsequent Tranche A Funding. Each Subsequent Tranche A Funding shall be in a minimum amount of $500,000 and multiples of $100,000 in excess thereof. The aggregate amount of Subsequent Tranche A Fundings made by the Investors under the Amended NPA shall not exceed $18,577,876 and any Subsequent Tranche A Funding repaid may not be re-borrowed.

In addition, subject to the terms and conditions of the Amended NPA, RJC has agreed to loan to the Company $240,000, within 30 days of the Closing Date and within 30 days of each of July 1, 2016, October 1, 2016 and January 1, 2017 (collectively, the “RJC Fundings” and collectively with the Investor Tranche A Fundings, the “Fundings”), provided that no Event of Default or Default shall have occurred and be continuing or would result therefrom. The aggregate amount of the RJC Fundings made by RJC under the Amended NPA shall not exceed $960,000 and any Funding repaid may not be re-borrowed.

To guarantee RJC’s obligation in connection with the RJC Fundings as required under the Amended NPA, GGE entered into a Share Pledge Agreement with the Company, dated May 12, 2016 (the “GGE Pledge Agreement”), pursuant to which GGE agreed to pledge an aggregate of 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 10,000,000 shares of Company common stock), which pledged shares are subject to automatic cancellation and forfeiture based on a schedule set forth in the GGE Share Pledge Agreement, in the event RJC fails to meet each of its RJC Funding obligations pursuant to the Amended NPA.

As additional consideration for the entry into the Amended NPA and transactions related thereto, the Company has granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3 year term, are transferrable, and are exercisable on a cashless basis at any time at $0.29 per share, subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT. The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.9% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated fair value of the Investor Warrants issued is approximately $660,000 based on the Black-Scholes option pricing model.

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Senior Notes. In addition, warrants exercisable for an aggregate of 349,111 shares of the Company’s common stock at an exercise price of $1.50 per share and warrants exercisable for an aggregate of 1,201,004 shares of the Company’s common stock at an exercise price of $0.75 per share previously granted by the Company to certain of the Lenders on September 10, 2015 in connection with prior interest payment deferrals have been amended and restated to provide that all such warrants are exercisable on a cashless basis and include a Blocker Provision (the “Amended and Restated Warrants”).

Additionally, the Company also agreed to (a) provide to the Agent and the Investors a monthly projected general and administrative expense report (the “Projected G&A”) and a monthly comparison report of the Projected G&A provided for the preceding month, with an explanation of any variances, provided that in no event shall such variances exceed $150,000, and (B) pay to the Agent within 2 business days following the end of each calendar month all of the Company’s oil and gas revenue received by the Company during such month (the “Net Revenue Sweep”), less (i) lease operating expenses, (ii) interest payments due to Investors under the New Senior Notes, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved by the Agent (the “G&A Cap”), and (iv) preapproved extraordinary expenses (together the “Monthly Net Revenues”). Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes.

The amounts outstanding under the New Senior Notes are secured by a first priority security interest in all of the Company’s and its subsidiaries’ assets, property, real property, intellectual property, securities and proceeds therefrom, granted in favor of the Agent for the benefit of the Lenders, pursuant to a Security Agreement and a Patent Security Agreement, each entered into as of March 7, 2014, as amended on May 12, 2016 (the “Amended Security Agreement” and “Amended Patent Agreement,” respectively). Additionally, the Agent, for the benefit of the Lenders, was granted a mortgage and security interest in all of the Company’s and its subsidiaries real property as located in the State of Colorado and the State of Texas pursuant to (i) a Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreements, dated March 7, 2014, as amended May 12, 2016, filed in Weld County and Morgan County, Colorado; and (ii) a Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production to be filed in Matagorda County, Texas (collectively, the “Amended Mortgages”).

Additionally, the Company’s obligations under the New Senior Notes, Amended NPA and related agreements were guaranteed by the Company’s direct and indirect subsidiaries, Pacific Energy Development Corp., White Hawk Petroleum, LLC (“White Hawk”), Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC and Red Hawk Petroleum, LLC pursuant to a Guaranty Agreement, entered into on March 7, 2014, as amended on May 12, 2016 (the “Amended Guaranty Agreement”).

Other than as described above, the terms of the Amended NPA (including the covenants and obligations thereunder) are substantially the same as the Senior Notes, and the terms of the Tranche A Notes and Tranche B Notes (including the events of default, interest rates and conditions associated therewith) are substantially the same as the original notes sold pursuant to the terms of the Senior Notes.

Junior Debt Restructuring

On May 12, 2016, the Company entered into an Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”), pursuant to which the Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of the date of the parties entry into the Second Amendment, and add it to note principal, making the current outstanding principal amount of the RJC Junior Note $9,379,432, (ii) extend the “Termination Date” thereunder (i.e., the maturity date) from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred, due and payable on the Termination Date, with all future interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued, and (iv) subordinate the RJC Junior Note to the Senior Notes.

As additional consideration for RJC’s agreement to enter into the Second Amendment, the Company entered into a Call Option Agreement with GGE, an affiliate of RJC, dated May 12, 2016 (the “GGE Option Agreement”), pursuant to which the Company provided GGE an option to purchase 23,182,880 common shares of Caspian Energy Inc., a British Columbia corporation, held by the Company, upon payment of $100,000 by GGE to the Company, which option expires on the “Termination Date” of the RJC Junior Note, as amended, as described above, currently May 12, 2019. The Company originally issued an option to GGE in February 2015 to acquire the Company’s interest in these shares in connection with the Company’s acquisition of certain producing oil and gas assets from GGE, which option expired unexercised in February 2016, as more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2015.

Settlement Agreement with Liberty

On May 12, 2016, the Company and Liberty Oilfield Sevices, LLC ("Liberty") entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of restricted Company common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million. As of December 31, 2015 and March 31, 2016, the Company had accrued $2,620,000 in accounts payable related to the services provided.  As a result of the settlement, the Company will recognize a gain on settlement of payables of $1,282,000 during the quarter ended June 30, 2016.

Equity Issuances

On April 5, 2016, the Company issued 700,000 fully-vested shares of Company common stock to the Company’s Houston office landlord in connection with the termination of the Company’s Houston office lease.

As additional consideration for the entry into the Amended NPA and transactions related thereto, on May 12, 2016 the Company has granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (warrants exercisable for 2,981,400 shares of common stock each)(the “Investor Warrants”), which warrants have a three (3) year term, are transferrable, and are exercisable on a cashless basis at any time for cash at $0.29 per share, subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT. The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder thereof, together with its affiliates, holding more than 9.9% of the Company’s outstanding voting stock (the “Blocker Provision”). The estaimted value of the Investor Warrants issued is approximately $660,000.

On May 12, 2016, the Company and Liberty Oilfield Sevices, LLC ("Liberty") entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of restricted Company common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million.

GOM Merger

On February 29, 2016, the Company entered into an Amendment No. 1 to Agreement and Plan of Merger and Reorganization (the “Amendment”) with White Hawk Energy, LLC, a wholly-owned subsidiary of the Company (“White Hawk”), and GOM Holdings, LLC (“GOM”), which amends that certain Agreement and Plan of Merger and Reorganization entered into by and among the Company, White Hawk and GOM on December 29, 2015 (the “GOM Merger Agreement”). In order to provide GOM additional time to meet certain closing conditions contemplated by the GOM Merger Agreement, the parties entered into the Amendment to extend the deadline for closing the merger and the date after which either party could terminate the GOM Merger Agreement if the merger had not yet been consummated, from February 29, 2016 to no later than April 15, 2016.

On April 25, 2016, the Company entered into an Amendment No. 2 to the GOM Merger Agreement (the “Amendment No. 2”) with White Hawk and GOM, which further amends the GOM Merger Agreement in order to provide GOM additional time to meet certain closing conditions contemplated by the GOM Merger Agreement. Pursuant to the Amendment No. 2, the parties agreed to remove the deadline for closing the merger and work expeditiously in good faith toward closing.

Consulting Agreement and Separation Agreement

In connection with the Company’s contemplated merger with GOM, and the Company’s efforts to reduce its general and administrative expenses, the Company’s Chairman and then-current Chief Executive Officer, Frank C. Ingriselli, agreed to retire from the Company and step down from the offices of Chief Executive Officer and Executive Chairman of the Company and all of its subsidiaries, effective April 30, 2016. Mr. Ingriselli continues as the Non-Executive Chairman of the Company’s Board of Directors, and continues to work with the Company in a transitional consulting capacity for a period of three (3) months commencing May 1, 2016 (the “Transition Period”) through his wholly-owned consulting firm, Global Ventures Investments Inc. (“GVEST”), pursuant to a Consulting Agreement dated April 25, 2016, entered into by and between the Company and GVEST (the “GVEST Consulting Agreement”). Pursuant to the Consulting Agreement, through GVEST Mr. Ingriselli provides the Company with oil and gas development and strategic consulting services through the Transition Period in exchange for a lump sum payment of $150,000. In addition, the Company and Mr. Ingriselli entered into an Employee Separation and Release dated April 25, 2016 (the “Separation Agreement”), pursuant to which Mr. Ingriselli agreed to (i) waive all severance benefits to which he is entitled under his Executive Employment Agreement dated June 10, 2011, as amended to date (the “Ingriselli Employment Agreement”), including, but not limited to, waiver of any payments by the Company to Mr. Ingriselli of a lump sum payment equal to up to four (4) years’ salary and 30% bonus, and continued medical benefits for up to four (4) years, in the event of Mr. Ingriselli’s termination under certain circumstances, (ii) waive any and all accrued and unpaid vacation time, sick time and paid time off, equal in value to approximately $58,000, and (iii) fully-release the Company from all claims, in exchange for the Company agreeing to (x) fully accelerate the vesting of all of Mr. Ingriselli’s unvested options exercisable for 391,000 shares of Company common stock, (y) allow Mr. Ingriselli to transfer all 1,496,500 shares of his unvested restricted Company common stock to GVEST and then fully accelerate the vesting of the same, and (z) extend the exercise period for all of Mr. Ingriselli’s options to purchase Company common stock for a period of five (5) years from the date of Mr. Ingriselli’s termination of employment with the Company.

Executive Employment Agreements

On May 1, 2016, and in connection with the retirement of Mr. Ingriselli as the Chief Executive Officer of the Company, the Company’s then-current President and Chief Financial Officer, Mr. Peterson, assumed the executive offices of Chief Executive Officer and President of the Company, and resigned from the office of Chief Financial Officer of the Company, as reflected in the Amendment No. 2 to Employment Agreement entered into by and between the Company and Mr. Peterson on April 25, 2016 (the “Amended Peterson Employment Agreement”), which agreement amends Mr. Peterson’s prior employment agreement to remove references to his position as Chief Financial Officer and adds representations relating to his position as Chief Executive Officer.

On May 1, 2016, and in connection with the promotion of Mr. Peterson and his resignation from the office of Chief Financial Officer of the Company, Mr. Gregory Overholtzer, the Company’s then-current Vice President, Finance and Controller, assumed the executive office of Chief Financial Officer of the Company, as reflected in the Amendment No. 1 to Employment Agreement entered into by and between the Company and Mr. Overholtzer on April 25, 2016 (the “Amended Overholtzer Employment Agreement”), which amends that certain Employment Letter Agreement dated June 16, 2012, entered into by and between the Company as successor-in-interest to Pacific Energy Development Corp. and Mr. Overholtzer in connection with his original employment with the Company (the “Overholtzer Employment Agreement”).

Vesting Agreements

On April 25, 2016 the Company and each of Mr. Michael L. Peterson and Mr. Clark R. Moore, the Company’s Executive Vice President and General Counsel, entered into Amended and Restated Vesting Agreements (the “Amended Vesting Agreements”), which amend and restate in their entirety those certain Vesting Agreements entered into by the Company and each of Messrs. Peterson and Moore on December 29, 2015, as amended January 6, 2016 (the “December Vesting Agreements”). Pursuant to the Amended Vesting Agreements, the Company agreed, effective April 28, 2016, to fully accelerate the vesting of all unvested restricted Company common stock which each of Messrs. Peterson and Moore had delayed pursuant to the December Vesting Agreements, which vesting had been voluntarily delayed for the benefit of the Company by each executive since May 2015, and reinstate the original remaining vesting schedules with respect to all other stock grants received by the Company going forward. As a result of the Amended Vesting Agreements, on April 28, 2016, Mr. Peterson vested into an aggregate of 481,000 shares of restricted Company common stock, and Mr. Moore vested into an aggregate of 354,000 shares of restricted Company common stock.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations and Financial Condition

All of the numbers presented below are rounded numbers and should be considered as approximate.

Comparison of the Three Months Ended March 31, 2016 with the Three Months Ended March 31, 2015

Oil and Gas Revenue. For the three months ended March 31, 2016, we generated a total of $582,000 in revenues from the sale of oil and gas, compared to $1,488,000 for the three months ended March 31, 2015. The decrease of $906,000 was primarily due to the decline in production from our oil and gas assets.  This decline was a result of the reduction in crude oil prices, natural decline in well production, periodic wells being shut in and the Loomis wells being put on line in December of 2014 which yielded high production in the three months ending March 31, 2015.

Lease Operating Expenses. For the three months ended March 31, 2016, lease operating expenses associated with our oil and gas properties were $264,000, compared to $361,000 for the three months ended March 31, 2015. The decrease of $97,000 was primarily due to lower variable lease operating expenses associated with the lower volume resulting from the natural decline in well production and periodic wells being shut in.

Exploration Expense. For the three months ended March 31, 2016, exploration expense was $117,000, compared to $315,000 for the three months ended March 31, 2015. The decrease of $198,000 was primarily due to less exploration activity undertaken by the Company in the current period.

Selling, General and Administrative Expenses. For the three months ended March 31, 2016, selling, general and administrative (“SG&A”) expenses were $1,416,000, compared to $2,451,000 for the three months ended March 31, 2015. The decrease of $1,035,000 was primarily due to stock compensation expense, as well as cost reductions in various areas as shown in the table below. The components of SG&A expenses are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended March 31,		Increase/
(in thousands)	2016	2015	(Decrease)
Payroll and related costs	$551	$582	$(31)
Stock-based compensation expense	502	1,391	(889)
Legal fees	15	83	(68)
Accounting and other professional fees	106	205	(99)
Insurance	25	25	-
Travel and entertainment	8	25	(17)
Bad debt expense	106	-	106
Office rent, communications and other	103	140	(37)
	$1,416	$2,451	$(1,035)

Impairment of Oil and Gas Properties. For the three months ended March 31, 2016, impairment of oil and gas properties was $-0-, compared to $1,337,000 for the three months ended March 31, 2015. All of our unproved leasehold property was impaired in 2015 as a result of a change in drilling plans.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended March 31, 2016, DD&A costs were $1,277,000, compared to $1,045,000 for the three months ended March 31, 2015. The $232,000 increase was primarily due to additional depletion resulting from an updated annual reserve report and a higher depletion rate, as well as a full three months of depletion for GGE properties in the current year period versus less than two months of depletion from these GGE properties in the prior year period.

Gain on Sale of Oil and Gas Properties. For the three months ended March 31, 2016, gain on sale of oil and gas properties was $-0- compared to a gain on sale of oil and gas properties of $275,000 for the three months ended March 31, 2015. The gain in 2015 was related to a Settlement Agreement entered into with MIE Jurassic Energy Corporation ("MIEJ") that was recorded in the three months ended March 31, 2015.

Gain on Sale of Equity Investment. For the three months ended March 31, 2016, the gain on sale of equity investment was $0 compared to a gain of $566,000 for the three months ended March 31, 2015. The gain in 2015 was related to a Settlement Agreement entered into with MIEJ that was recorded in the three months ended March 31, 2015.

Gain from Equity Method Investments. For the three months ended March 31, 2016, we had no gain or loss from equity method investments compared to a loss from equity method investments of $91,000 for the three months ended March 31, 2015. Due to the Settlement Agreement entered into with MIEJ that was recorded in the three months ended March 31, 2015, there is no longer an equity method investment.

Other Income (Expense). For the three months ended March 31, 2016, other expense was $4,086,000, compared to $911,000 for the three months ended March 31, 2015. The increase in other expense was primarily due to the one-time gain on debt extinguishment of $2,192,000 related to the Settlement Agreement in the three months ended March 31, 2015, as well as $943,000 of additional interest expense incurred during the three months ended March 31, 2016 compared to the prior year’s period.

Net Loss Attributable to PEDEVCO Common Stockholders. For the three months ended March 31, 2016, net loss attributable to PEDEVCO common stockholders was $6,578,000, compared to a net loss attributable to PEDEVCO common stockholders of $4,182,000 for the three months ended March 31, 2015. The increase in net loss of $2,396,000 was primarily due to the reasons described above.

Liquidity and Capital Resources

In order to sustain and further develop the Company’s business plan, management determined that (1) it required funding for acquisitions of strategic properties and to execute its drilling plans and (2)  its existing debt would be required to be restructured to provide additional time and development to provide the operating cash flows to fully repay its debts.  Accordingly, in May 2016, we entered into an Amended NPA (described above in Recent Developments) which provided a new debt facility of approximately $25 million to be used solely to fund drilling and completion costs, and also deferred principal and interest payments of an aggregate of approximately $39 million from short term to long-term liabilities. In connection with the Amended NPA, all Net Revenue produced each month over and above a $150,000 G&A budget is used for debt repayment. Net Revenue is defined as all oil and gas revenue received by the Company and its Subsidiaries less (i) lease operating expenses (which shall include all expenses chargeable to joint interest billing accounts under applicable joint operating agreements, transportation and processing charges, land owner royalties, ad valorem and severance taxes, and reasonable lease and well-related title, legal, accounting and other professional fees), (ii) interest payments due to the lenders under the Amended NPA, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved in writing by Agent, and (iv) extraordinary expenses that are preapproved in writing. This monthly sweep will use most of the cash generated by our assets, thereby limiting cash generated from our operations for use toward future development and general and administrative expenses.

The Company made an initial draw under the Amended NPA of approximately $6.4 million to pay outstanding liabilities for drilling and completion costs related to the Company’s recently acquired interests in 8 wells located in the Wattenberg Area of Weld County, Colorado, and to pay transaction-related closing costs and certain accrued interest amounts ($445,000) and outstanding accounts payable ($750,000). The Company has access to up to an additional $18.5 million of debt capital available under the Amended NPA and Tranche A Notes issued thereunder to fund its drilling and development plans, which additional draws are available in the lenders’ sole discretion.

The Company used $5.1 million of the $6.4 million of proceeds to pay for the acquisition of producing oil and gas properties and plans to use the remainder of the proceeds from the Amended NPA to fund the Company’s portion of the drilling of approximately 8.5 net wells in our D-J Basin Asset for the period from January 2016 to December 2016.  To complete the $35.6 million planned acquisition and drilling plan, the Company will be required to raise an additional $11-12 million from additional sources.  There is no assurance that such funds will be available.  If such funds are not available, we will use the remaining proceeds under the Amended NPA to complete as much of the acquisition and drilling plan as possible and extend the drilling program and associated capital expenditures into 2017.

The Company implemented a cost reduction plan in April 2016 that we estimate reduced our general and administrative costs to the $150,000 budgeted amount as required under the Amended NPA primarily through work force reductions and lower professional fees .

The Company maintains additional sources of liquidity including $732,000 of cash on-hand, existing receivables of $712,000 related to the 8 wells newly re-acquired from Dome Energy that are not subject to the sweep arrangement described above, and additional financial resources from the anticipated GOM Merger. As a part of the anticipated GOM Merger, we plan to further refinance our existing debt obligations to fund the Company’s drilling plans.

As of March 31, 2016, the Company had a working capital deficit of $9.5 million. Following completion of the Amended NPA, we settled a $2,620,000 payable for $750,000; and $4.95 million was used to reduce other accrued liabilities. In addition, $588,000 of short-term debt in default was subordinated to the senior lender and cannot be paid. As a result, our working capital deficit was approximately $855,000 immediately following the Amended NPA. We plan to manage this working capital deficit through the use of our existing cash resources and collections of accounts receivable as well as managing payment terms with vendors, as necessary. This deficit includes revenue held in suspense, unpaid vacation, estimated 2017 taxes, PIK interest, principal and other payables that will not require payment over the next 12 months; that which is due and payable should be covered by our $2.3 million in current assets.

Our future liquidity is limited to the amounts available after the monthly Net Revenue Sweep until such debt is repaid or the terms are modified for alternate payment arrangements.  We anticipate that our drilling activities will provide sufficient cash flow to repay the debt at which time we will no longer be subject to the Monthly Sweep.  Availability of the remaining funds under the Amended NPA are subject to the discretion of the lender and our results from initial drilling activities.

We acknowledge that adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise funds in the future by issuing equity securities, dilution to existing shareholders will result, and such securities may have rights, preferences, and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

Financial Summary

We had total current assets of $2.3 million as of March 31, 2016, including cash of $0.7 million, compared to total current assets of $1.9 million as of December 31, 2015, including a cash balance of $1.1 million.

We had total assets of $63.4 million as of March 31, 2016 compared to $60.8 million as of December 31, 2015. Included in total assets as of March 31, 2016 and December 31, 2015, were $61.0 million and $58.8 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $-0-, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $54.4 million as of March 31, 2016, including current liabilities of $11.8 million, compared to total liabilities of $45.7 million as of December 31, 2015, including current liabilities of $7.6 million.

We had negative working capital of $9.5 million, total shareholders’ equity of $9.0 million and a total accumulated deficit of $88.7 million as of March 31, 2016, compared to negative working capital of $5.6 million, total shareholders’ equity of $15.0 million and a total accumulated deficit of $82.1 million as of December 31, 2015.

Cash Flows From Operating Activities. We had net cash used in operating activities of $406,000 for the three months ended March 31, 2016, which was a decrease in cash used of $3,478,000 compared to the prior year’s period. This decrease was primarily comprised of changes in working capital items.

Cash Flows From Investing Activities. We had net cash provided by investing activities of $-0- for the three months ended March 31, 2016, which was a decrease of $300,000 compared to $300,000 of net cash provided by investing activities for the prior year’s period. This change was primarily due to the sale of the equity investment in the prior year’s period.

Cash Flows From Financing Activities. We had net cash used in financing activities of $-0- for the three months ended March 31, 2016, which was an increase of $773,000 compared to $773,000 of net cash used in financing activities for the prior year’s period. This change was primarily a result of the repayment of notes payable in the prior period.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The affected amounts shown on the Company’s balance sheet were a result of reclassifications within the balance sheet upon adoption of this ASU to conform to this standard. The Company adopted this ASU during the first quarter of 2016 and the adoption of this ASU did not have a material impact on its financial statements (balance sheet amounts as of December 31, 2015 were also reclassified for comparability purposes).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

On May 1, 2016, and in connection with the retirement of Mr. Ingriselli as the Chief Executive Officer of the Company, the Company’s then-current President and Chief Financial Officer, Mr. Peterson, assumed the executive offices of Chief Executive Officer and President of the Company, and resigned from the office of Chief Financial Officer of the Company. In connection with the promotion of Mr. Peterson and his resignation from the office of Chief Financial Officer of the Company, Mr. Gregory Overholtzer, the Company’s then-current Vice President, Finance and Controller, assumed the executive office of Chief Financial Officer of the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 18, 2015, a complaint was filed against Red Hawk, our wholly-owned subsidiary, in the District Court, County of Weld, State of Colorado (Case Number: 2015CV31079) (the “Court”), pursuant to which Liberty Oilfield Services, LLC (“Liberty”) made various claims against Red Hawk in connection with certain completion services provided by Liberty to Red Hawk in November and December 2014, and accrued in accounts payable as of December 31, 2014. The complaint alleges causes of action for foreclosure of lien, breach of contract, quantum meruit and account stated, and seeks payment of amounts allegedly owed, pre- and post-judgment interest, attorneys’ fees and court costs in connection with Red Hawk alleged failure to pay Liberty approximately $2.9 million in fees due for completion services provided by Liberty. On May 12, 2016, the Company and Liberty entered into a formal settlement agreement.  The Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of restricted Company common stock (valued at approximately $588,000) as partial consideration for the settlement of the dispute and which obligation has now been satisfied in full.  As of December 31, 2015 and March 31, 2016, the Company accrued $2,620,000 in accounts payable, which was the full amount due to Liberty.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on March 29, 2016, other than as described below, and investors are encouraged to review such risk factors in the Form 10-K, prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances/Grants of Unregistered Securities

On April 5, 2016, the Company issued 700,000 shares of Company common stock to the Company’s Houston office landlord in connection with the termination of the Company’s Houston office lease.

As additional consideration for the entry into the Amended NPA and transactions related thereto, the Company has granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (warrants exercisable for 2,981,400 shares of common stock each)(the “Investor Warrants”), which warrants have a three (3) year term, are transferrable, and are exercisable on a cashless basis at any time for cash at $0.29 per share, subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT. The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder thereof, together with its affiliates, holding more than 9.9% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated value of the Investor Warrants issued is approximately $660,000.

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Original NPA, as amended to date. In addition, warrants exercisable for an aggregate of 349,111 shares of the Company’s common stock at an exercise price of $1.50 per share and warrants exercisable for an aggregate of 1,201,004 shares of the Company’s common stock at an exercise price of $0.75 per share previously granted by the Company to certain of the Lenders on September 10, 2015 in connection with prior interest payment deferrals have been amended and restated to provide that all such warrants are exercisable on a cashless basis and to include a Blocker Provision (the “Amended and Restated Warrants”).

On May 12, 2016 the Company issued 2,450,000 fully-vested shares of restricted Company common stock to a vendor of the Company (the “Vendor Shares,” and together with the Landlord Shares, the “Settlement Shares”) as partial consideration for the settlement of a dispute for services previously rendered by the vendor to the Company, for which the Company owed approximately $2.6 million, and which obligation has now been satisfied in full.

These issuances and grants described above which constituted “offers” and/or “sales” of securities, were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and each recipient was (a) an “accredited investor”; and (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act.

Issuances/Grants of Registered Securities

On January 7, 2016, the Company granted options to purchase an aggregate of 1,660,000 shares of common stock to certain of its consultants and employees at an exercise price of $0.22 per share, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process. The options have terms of five years and fully vest in January 2018. 50% vest six months from the date of grant, 30% vest one year from the date of grant and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $183,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.61%, (2) expected term of 3.5 years, (3) expected volatility of 69%, and (4) zero expected dividends. These options to purchase shares of common stock, and shares of common stock issuable upon exercise thereof, were granted under the Company’s 2012 Amended and Restated Equity Incentive Plan, as amended, and have been registered under the Securities Act on various Form S-8 registration statements which have been declared effective by the Securities and Exchange Commission.

On January 7, 2016, the Company issued 1,750,000 shares of its restricted common stock with a fair value of $385,000, based on the market price on the date of grant, to certain of its employees, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process. 50% of the shares vest on the six month anniversary of the grant date, 30% vest on the twelve month anniversary of the grant date and 20% vest on the eighteen month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company. The shares of common stock were issued under the Company’s 2012 Amended and Restated Equity Incentive Plan, as amended, and have been registered under the Act on various Form S-8 registration statements which have been declared effective by the Securities and Exchange Commission.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

Under our 2012 Equity Incentive Plan, the Company may permit an employee to satisfy minimum statutory federal, state and local tax withholding obligations arising from equity awards, including fully-vested and restricted stock awards, to elect to have the Company withhold otherwise deliverable restricted stock to satisfy such tax withholding obligation. The following table provides information with respect to shares withheld by the Company to satisfy these obligations to the extent permitted by the Company and requested by employees. These repurchases were not part of any publicly announced stock repurchase program.

Period	No. of Shares	Average Price

April 1 – April 30, 2016	323,490	$0.23

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

PEDEVCO Corp.

May 18, 2016	By:	/s/ Michael L. Peterson
Michael L. Peterson
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 18, 2016	By:	/s/ Gregory L. Overholtzer
Gregory L. Overholtzer
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed With This Quarterly Report on Form 10-Q	Form	Exhibit	Filing Date/Period End Date	File Number
2.1+	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of February 29, 2016, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC		8-K	2.1	March 2, 2016	001-35922
2.2+	Amendment No. 2 to Agreement and Plan of Merger and Reorganization dated as of April 25, 2016, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC		8-K	2.1	April 27, 2016	001-35922
10.1	Letter Agreement, dated January 29, 2016, by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC		8-K	10.1	February 4, 2016	001-35922
10.2	Letter Agreement, dated March 1, 2016, and effective March 7, 2016 by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, and RJ Credit LLC		8-K	10.1	March 11, 2016	001-35922
10.3	Form of Amendment No. 1 to Vesting Agreement dated January 6, 2016***		10-K	10.75	March 29, 2016	001-35922
10.4	Settlement Agreement, dated March 29, 2016, by and among PEDEVCO Corp., Red Hawk Petroleum, LLC, Dome Energy AB, Dome Energy, Inc., and VistaTex Energy LLC		8-K	10.1	March 31, 2016	001-35922
10.5	Letter Agreement, dated April 1, 2016, and effective April 7, 2016 by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, and RJ Credit LLC		8-K	10.1	April 13, 2016	001-35922

10.6	Consulting Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Global Venture Investments, Inc.		8-K	10.1	April 27, 2016	001-35922
10.7	Employee Separation and Release dated April 25, 2016, by and between PEDEVCO Corp. and Frank C. Ingriselli***		8-K	10.2	April 27, 2016	001-35922
10.8	Amendment No. 2 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Michael L. Peterson***		8-K	10.3	April 27, 2016	001-35922
10.9	Employment Letter Agreement dated June 16, 2012, by and between Pacific Energy Development Corp. and Gregory Overholtzer***		8-K	10.4	April 27, 2016	001-35922
10.10	Amendment No. 1 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Gregory Overholtzer***		8-K	10.5	April 27, 2016	001-35922
10.11	Form of Amended and Restated Vesting Agreement dated April 25, 2016***		8-K	10.6	April 27, 2016	001-35922
10.12	Amended and Restated Note Purchase Agreement dated as of May 12, 2016, by and among PEDEVCO Corp., Senior Health Insurance Company of Pennsylvania, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, RJ Credit LLC, BHLN-Pedco Corp., BBLN-Pedco Corp., and BAM Administrative Services LLC		8-K	10.1	May 17, 2016	001-35922
10.13	Form of Tranche A Note		8-K	10.2	May 17, 2016	001-35922
10.14	Form of Tranche B Note		8-K	10.3	May 17, 2016	001-35922
10.15	Share Pledge Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and Golden Globe Energy (US), LLC		8-K	10.4	May 17, 2016	001-35922
10.16	Form of Warrant for Purchase of Common Stock (Investor Warrants)		8-K	10.5	May 17, 2016	001-35922
10.17	Form of Amended and Restated Warrant for Purchase of Common Stock (Investor Warrants)		8-K	10.6	May 17, 2016	001-35922
10.18	First Amendment to Security Agreement dated May 12, 2016, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as secured party		8-K	10.7	May 17, 2016	001-35922
10.19	First Amendment to Patent Security Agreement dated May 12, 2016, by the Company in favor of BAM Administrative Services LLC, as secured party		8-K	10.8	May 17, 2016	001-35922
10.20	Form of First Amendment to Deed of Trust, Security Agreement, Assignment of Production, Financing Statement and Fixture Filing		8-K	10.9	May 17, 2016	001-35922
10.21	First Amendment to Guaranty dated May 12, 2016, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as agent		8-K	10.10	May 17, 2016	001-35922
10.22	Amendment No. 2 to Note and Security Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and RJ Credit LLC		8-K	10.11	May 17, 2016	001-35922
10.23	Call Option Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and Golden Globe Energy (US), LLC		8-K	10.12	May 17, 2016	001-35922
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

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

*** Indicates management contract or compensatory plan or arrangement.
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