Form 10-Q
period 2016-06-30
PEDEVCO CORP
filed 2016-08-11
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

At August 11, 2016, there were 49,849,297 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and  Six Months Ended June 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$658	$1,138
Accounts receivable, net of allowance of $50,000 and $0, respectively	-	406
Accounts receivable – oil and gas	821	208
Accounts receivable – related party	21	19
Prepaid expenses and other current assets	180	150
Total current assets	1,680	1,921

Oil and gas properties:
Oil and gas properties, subject to amortization, net	60,632	58,767
Oil and gas properties, not subject to amortization, net	-	-
Total oil and gas properties, net	60,632	58,767

Other assets	85	85
Investments – cost method	4	4
Total assets	$62,401	$60,777

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$171	$3,380
Accrued expenses	1,439	2,178
Accrued expenses – related parties	-	187
Revenue payable	462	475
Convertible notes payable – Bridge Notes, net of premiums of $113,000 and $113,000, respectively	588	588
Notes payable – Secured Promissory Notes, net of debt discount of $115,000 and $7,800,000 respectively	500	625
Notes payable – Secured Promissory Notes – related party, net of debt discount of $-0- and $1,713,000 respectively	-	134
Total current liabilities	3,160	7,567

Long-term liabilities:
Notes payable – Secured Promissory Notes, net of debt discount of $7,242,000 and $1,861,000, respectively	31,358	19,420
Notes payable – Secured Promissory Notes – related party, net of debt discount of $1,413,000 and $409,000 respectively	5,531	4,721
Notes payable – Subordinated – related party	9,571	8,918
Notes payable – other	4,925	4,925
Accrued expenses	134	-
Accrued expenses – related parties	145	-
Asset retirement obligations	213	189
Total liabilities	55,037	45,740

Commitments and contingencies

Shareholders’ equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and 66,625 shares issued and outstanding at June 30 , 2016 and December 31, 2015, respectively		-
Common stock, $0.001 par value, 200,000,000 shares authorized; 49,768,007 and 45,236,497 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	50	45
Additional paid-in-capital	99,497	97,163
Accumulated deficit	(92,124)	(82,112)
Non-controlling interests	(59)	(59)
Total shareholders’ equity	7,364	15,037

Total liabilities and shareholders’ equity	$62,401	$60,777

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Oil and gas sales	$1,203	$1,787	$1,785	$3,275

Operating expenses:
Lease operating costs	414	578	678	939
Exploration expense	86	213	203	528
Selling, general and administrative expense	1,305	1,832	2,721	4,283
Impairment of oil and gas properties	-	-	-	1,337
Depreciation, depletion, amortization and accretion	522	1,262	1,799	2,307
Gain on settlement of payables	(1,282)	-	(1,282)	-
Total operating expenses	1,045	3,885	4,119	9,394

Gain on sale of oil and gas properties	-	-	-	275
Gain on sale of equity investment	-	-	-	566
Loss from equity method investments	-	-	-	(91)
Operating income (loss)	158	(2,098)	(2,334)	(5,369)

Other income (expense):
Interest expense	(3,592)	(3,346)	(7,678)	(6,489)
Other income	-	-	-	40
Gain on debt extinguishment	-	-	-	2,192
Total other expense	(3,592)	(3,346)	(7,678)	(4,257)

Net loss	(3,434)	(5,444)	(10,012)	(9,626)
Less: net loss attributable to non-controlling interests	-	-	-	-
Net loss attributable to PEDEVCO common stockholders	$(3,434)	$(5,444)	$(10,012)	$(9,626)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.13)	$(0.21)	$(0.25)

Weighted average number of common shares outstanding:
Basic and diluted	48,705,729	40,883,806	47,778,805	38,224,777

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(10,012)	$(9,626)
Net loss attributable to non-controlling interests	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,226	2,449
Impairment of oil and gas properties	-	1,337
Depreciation, depletion and amortization	1,799	2,307
Gain on sale of oil and gas properties	-	(275)
Gain on sale of equity investment	-	(566)
Interest expense deferred and capitalized in debt restructuring	3,690	-
Gain on settlement of payables	(1,282)	(2,192)
Loss from equity method investments	-	91
Amortization of debt discount	3,756	3,143
Changes in operating assets and liabilities:
Accounts receivable	406	56
Accounts receivable - oil and gas	180	1,186
Accounts receivable - oil and gas - related party	-	21
Accounts receivable - related party	(2)	-
Prepaid expenses and other current assets	(30)	(92)
Accounts payable	(3,209)	(3,832)
Accrued expenses	(3,104)	419
Accrued expenses - related parties	(42)	-
Revenue payable	(13)	(89)
Advances for joint operations	-	(657)
Net cash used in operating activities	(6,637)	(6,320)

Cash Flows From Investing Activities:
Cash paid for drilling costs	(64)	(226)
Proceeds from sale of equity investment	-	500
Net cash provided by (used in) investing activities	(64)	274

Cash Flows From Financing Activities:
Proceeds from notes payable, net of offering costs	6,295	-
Repayment of notes payable	-	(749)
Repayment of notes payable – related party	-	(100)
Cash paid for stock repurchase and retirement	(74)	-
Proceeds from issuance of common stock, net of issuance costs	-	2,780
Net provided by financing activities	6,221	1,931

Net decrease in cash	(480)	(4,115)
Cash at beginning of period	1,138	6,675
Cash at end of period	$658	$2,560
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$553	$3,905
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Issuance of restricted common stock for services upon vesting maturity	$2	$1
Issuance of common stock to Bridge Note holders due to conversion	$-	$102
Is Accrued dividend from Series A Convertible Preferred Stock	$-	$927
Accrual of costs for oil and gas properties by assumption of payables	$8	$-
Changes in estimates of asset retirement obligations	$9	$15
Acquisition of oil and gas properties	$3,587	$-
Issuance of shares for Liberty settlement of payables	$588	$-
Debt discount for warrants from Tranche A debt	$599	$-
Accounts receivable from purchase of oil and gas property	$-	$1,678
Accounts payable from purchase of oil and gas property	$-	$751
Note receivable sold for purchase of oil and gas properties	$-	$5,000
Notes payable - Subordinated assumed as part of purchase of oil and gas properties	$-	$8,353
Issuance of Series A Convertible Preferred Stock for purchase of oil and gas properties	$-	$28,402
Issuance of common stock for purchase of oil and gas properties	$-	$2,734

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO’s primary business plan is engaging in the acquisition, exploration, development and production of oil and natural gas shale plays in the United States, with a secondary focus on conventional oil and natural gas plays. The Company plans to focus on the development of shale oil and gas assets held by the Company in the U.S., including its oil and gas working interests in the Wattenberg and Wattenberg Extension in the D-J Basin (the “D-J Basin Asset”).

The Company’s principal operating properties are located in the Wattenberg, Wattenberg Extension, and Niobrara formation in the Denver-Julesburg Basin (the “D-J Basin”) in Weld County, Colorado all of which properties are owned by the Company through its wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”).

The Company plans to focus on the development of shale oil and gas assets held by the Company in the U.S., including its oil and gas working interests in the Wattenberg and Wattenberg Extension in the D-J Basin (the “D-J Basin Asset”).

The Company plans to seek additional shale oil and gas and conventional oil and gas asset acquisition opportunities in the U.S. through utilizing its strategic relationships and technologies that may provide the Company a competitive advantage in accessing and exploring such assets. Some or all of these assets may be acquired by existing subsidiaries or other entities that may be formed at a future date.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp., a Nevada corporation; (iii) Pacific Energy Technology Services, LLC, a Nevada limited liability company (owned 70% by us)(which was dissolved in April 2016 with an effective date of December 31, 2015); (iv) Pacific Energy & Rare Earth Limited, a Hong Kong company; (v) Blackhawk Energy Limited, a British Virgin Islands company; (vi) White Hawk Petroleum, LLC, a Nevada limited liability company; (vii) Red Hawk Petroleum, LLC, a Nevada limited liability company; (viii) Pacific Energy Development MSL, LLC (owned 50% by us) and is included in our consolidated results; (ix) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with the planned reorganization transaction with Dome Energy, Inc. (“Dome Energy”), which was subsequently terminated (which entity was dissolved in April 2016); and (x) White Hawk Energy, LLC, a Delaware limited liability company, formed on January 4, 2016 in connection with the planned reorganization transaction with GOM Holdings, LLC (“GOM”). All significant intercompany accounts and transactions have been eliminated.

Equity Method Accounting for Joint Ventures. A portion of the Company’s oil and gas interests were held in Condor Energy Technology, LLC (“Condor”), a joint venture collectively owned with an affiliate of MIE Holdings Corporation (“MIE Holdings”, Hong Kong Stock Exchange code: 1555.HK). Condor was a Nevada limited liability company owned 20% by the Company and 80% by an affiliate of MIE Holdings. The Company accounted for its 20% ownership in Condor using the equity method. In February 2015, the Company divested its interest in Condor.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2016, and December 31, 2015, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2016, approximately $384,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 58% of the Company’s total oil and gas revenues for the six months ended June 30, 2016. Sales to two customers comprised 52% and 32% of the Company’s total oil and gas revenues for the six months ended June 30, 2015. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no significant allowances have been recorded. Included in accounts receivable - oil and gas is $34,000 related to receivables from joint interest owners.

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

The following table describes changes in our asset retirement obligations during the six months ended June 30, 2016 and 2015 (in thousands):

	2016	2015
Asset retirement obligations at January 1,	$189	$89
Accretion expense	14	24
Obligations incurred for acquisition	19	87
Obligations settled - assets sold	-	(1)
Changes in estimates	(9)	(15)
Asset retirement obligations at June 30,	$213	$184

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the six months ended June 30, 2016 and 2015, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 3,427,340 and 1,386,240 potentially issuable shares of common stock related to options, 13,766,082 and 6,571,073 potentially issuable shares of common stock related to warrants and 1,334,216 and 1,219,904 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the six months ended June 30, 2016 and 2015, respectively.

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

NOTE 4 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2016:

	December 31,				June 30,
	2015	Additions	Disposals	Transfers	2016
Oil and gas properties, subject to amortization	$64,655	$3,640	$-	$-	$68,295
Oil and gas properties, not subject to amortization	-	-	-	-	-
Asset retirement costs	137	10	-	-	147
Accumulated depreciation, depletion and impairment	(6,025)	(1,785)	-	-	(7,810)
Total oil and gas assets	$58,767	$1,865	$-	$-	$60,632

The depletion recorded for production on proved properties for the three and six months ended June 30, 2016 and 2015, amounted to $513,000 compared to $1,255,000 and $1,785,000 compared to $2,281,000, respectively. The Company did not record any impairment expense for unproved leasehold costs for the six months ended June 30, 2016. The Company recorded impairment expense of $1,337,000 for all unproved leasehold costs for the six months ended June 30, 2015, as a result of a revision of management’s plans to our re-leasing program due to the decrease in commodity pricing. The Company did not record any impairment of properties subject to amortization for the six months ended June 30, 2016 or 2015.

Acquisition of Properties from Dome Energy, Inc.

During the six months ended June 30, 2016, net additions to oil and gas properties subject to amortization were $3,640,000, comprised of the development of the Company’s oil and gas properties of $72,000 and drilling costs related to the acquisition of oil and gas properties of $3,568,000 with respect to eight non-operated wells drilled and completed by a third party operator.

On November 19, 2015, the Company entered into a Letter Agreement with Dome Energy pursuant to which Dome Energy agreed to acquire the Company’s interests in these eight wells and fully fund the Company’s proportionate share of all the corresponding working interest owner expenses with respect to these eight wells. The Company assigned its interests in these wells to Dome Energy effective November 18, 2015, and Dome Energy assumed all amounts owed for the drilling and completion costs corresponding to these interests acquired from the Company.

On March 29, 2016, the Company entered into a Settlement Agreement with Dome Energy, pursuant to which Dome Energy re-conveyed to the Company the interests in these eight wells assigned to Dome Energy by the Company on November 18, 2015, with the Company becoming responsible for its proportionate share of all the working interest owner expenses, and having the right to receive all corresponding revenues with respect to these eight wells, from the initial production date of the wells. As part of this transaction, the Company also settled $659,000 of outstanding payables due from the Company to Dome Energy that was accounted for as a purchase price adjustment to the value of the oil and gas properties acquired.

The following tables summarize the purchase price and allocation of the purchase price to the net assets acquired (in thousands):

Assets Acquired
Accounts receivable – oil and gas	$793
Oil and gas properties, subject to amortization	3,587
Total assets	$4,380

Liabilities Assumed
Accounts payable	$(4,361)
Asset retirement obligation	(19)
Total liabilities	$(4,380)

Acquisition of Properties from Golden Globe Energy (US) LLC.

On February 23, 2015 (the “Closing”), the Company’s wholly-owned subsidiary, Red Hawk, completed the acquisition of approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado (the “GGE Acquired Assets”) from Golden Globe Energy (US), LLC (“GGE”).

As consideration for the acquisition of the GGE Acquired Assets, the Company (i) issued to GGE 3,375,000 restricted shares of the Company’s common stock and 66,625 restricted shares of the Company’s then newly-designated Series A Convertible Preferred Stock (the “Series A Preferred”) (see Note 11), (ii) assumed approximately $8.35 million of subordinated notes payable from GGE, and (iii) provided GGE with a one-year option to acquire the Company’s interest in its Kazakhstan opportunity for $100,000 payable upon exercise of the option pursuant to a Call Option Agreement. The effective date of the transaction was January 1, 2015, with the exception of all revenues and refunds attributable to GGE’s approximate 49.7% interest in each of the Loomis 2-1H, Loomis 2-3H and Loomis 2-6H wells, which revenues and refunds the Company owned from the date of first production, and which were approximately $467,000 through January 1, 2015.

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

Disposition of Oil and Gas Properties

In February 2015, the Company sold to MIE Jurassic Energy Corp. (“MIEJ”) all of the Company’s direct interests in approximately 945 net acres and interests in three wells owned by the Company that were operated by Condor, resulting in a gain on sale of oil and gas properties of $275,000.

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

The Company entered into an agreement with GGE to convey 50% of our interests in Asia Sixth in connection with the Continental Resources, Inc. acquisition (“Continental Acquisition) in March 2014.

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

In connection with the Company’s May 2016 debt restructuring as more fully described below in Note 8, the Company entered into a new Call Option Agreement with GGE, dated May 12, 2016 (the “GGE Option Agreement”), pursuant to which the Company provided GGE an option to purchase the 23,182,880 common shares of Caspian Energy upon payment of $100,000 by GGE to the Company. The option expires on May 12, 2019, which is the maturity date of the debt evidenced by that certain Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, and May 12, 2016, issued by the Company to RJ Credit LLC (“RJC” and the “RJC Junior Note”), as described below. The $100,000 option is classified as part of other current assets as of June 30, 2016.

NOTE 6 – ACCOUNTS RECEIVABLE

On November 19, 2015, the Company entered into a Letter Agreement with Dome Energy pursuant to which Dome Energy agreed to acquire the Company’s interests in eight wells drilled by a third party operator and fully fund the Company’s proportionate share of all the corresponding working interest owner expenses with respect to these eight wells. The Company assigned its interests in these wells to Dome Energy effective November 18, 2015, and Dome Energy assumed all amounts owed for the drilling and completion costs of $3,851,000 corresponding to these interests acquired from the Company. Dome Energy also agreed to pay an additional $250,000 to the Company in the event the anticipated merger with Dome Energy was not consummated. In connection with the assignment of these well interests to Dome Energy, Dome Energy issued a contingent promissory note to the Company, dated November 19, 2015 (the “Dome Promissory Note”), with a principal amount of $250,000, which note was due and payable to the Company on December 29, 2015, upon the termination of the anticipated merger with Dome Energy. To guarantee payment of the Dome Promissory Note, Dome Energy deposited $250,000 into an escrow account. During the six month period ending June 30, 2016, the Company collected this receivable of $250,000 related to this transaction.

On March 24, 2015, Red Hawk and Dome Energy entered into a Service Agreement (the “Service Agreement”), pursuant to which Red Hawk agreed to provide certain human resource augmentation and accounting services to Dome Energy, of which $156,000 remained due and payable by Dome Energy to Red Hawk as of December 31, 2015. On March 29, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Dome Energy and certain of its affiliated entities, pursuant to which the Company and Dome Energy agreed to terminate and cancel the Service Agreement and settle and resolve a number of outstanding matters, with Dome Energy agreeing to pay to Red Hawk $50,000 on May 2, 2016, in full satisfaction of the amounts due under the Service Agreement, with all remaining amounts owed forgiven by Red Hawk. As of June 30, 2016, the receivable is still due from Dome Energy for $50,000, which amount is owed to Red Hawk as a part of the Settlement Agreement. As of December 31, 2015, the receivable due from Dome Energy totaled $406,000. During the six months ended June 30, 2016, the net receivable created by the Dome Promissory Note due from Dome Energy to the Company was reduced to zero by (i) the collection of the $250,000 as described above, (ii) forgiveness by the Company of $106,000 due from Dome Energy pursuant to the Settlement Agreement, and (iii) the recording of an allowance of $50,000 as a doubtful account (which was recognized as bad debt expense in selling, general and administrative expense on the Company’s income statement).

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

●
The Company sold to MIEJ (i) its 20% interest in Condor, and (ii) all of the direct interests in approximately 945 net acres and working interests in three wells separately owned by the Company and operated by Condor;

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

On August 28, 2015, the Company entered into agreements with the holders of the Senior Notes to (i) defer until the maturity date of the Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016.

As consideration for the note amendments and deferrals, on September 10, 2015, the Company issued warrants exercisable on a cash-only basis for an aggregate of 1,201,004 shares of common stock to the lenders, proportionately based on their individual principal. The warrants have a three year term and are exercisable on a cash-only basis at a price of $0.75 per share. The fair value of these 1,201,004 warrants of approximately $120,000 was recorded as additional deferred financing costs.

During the six months ended June 30, 2016, there were no payments made to reduce the outstanding principal due under the Initial Notes, however, such Notes were restructured as described below.

As a result of the issuance of common and preferred shares in the acquisition of the assets from GGE in 2015, GGE became a related party of the Company.

2016 Senior Note Restructuring

Following a series of temporary payment deferrals, on May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, BHLN-Pedco Corp. (“BHLN”), BBLN-Pedco Corp. (“BBLN”), and RJC (together with BHLN and BBLN, the “Tranche A Investors”) (collectively, the “Lenders”), and the Agent, as agent for the Lenders. The Amended NPA amended and restated the Senior Notes, and the Company issued new Senior Secured Promissory Notes to each of the Lenders (collectively, the “Tranche B Notes”) in a transaction that qualified as a troubled debt restructuring. RJC is also a party to the RJC Junior Note (discussed below).

The Amended NPA amended the Senior Notes as follows:

●
Created new “Tranche A Notes,” in substantially the same form and with similar terms as the Tranche B Notes, except as discussed below, consisting of a term loan issuable in tranches with a maximum aggregate principal amount of $25,960,000, with borrowed funds accruing interest at 15% per annum, and maturing on May 11, 2019 (the “Tranche A Maturity Date”) (the “Tranche A Notes,” and together with the Tranche B Notes, the “New Senior Notes”);

●
The Company capitalized all accrued and unpaid interest under the Tranche B Notes as a term loan with an aggregate outstanding principal balance as of May 12, 2016 equal to $39,065,000 (as of June 30, 2016, the aggregate outstanding principal balance is $39,737,000).The Tranche B Notes mature on June 11, 2019 except for the Tranche B Note issued to RJC, which matures on July 11, 2019;

●	Amended the provisions of the Senior Notes which required mandatory prepayments from our revenues, replacing them with a Net Revenue Sweep as described below; and
●
Provides that interest on the Tranche B Notes will continue to accrue at the rate of 15% per annum, but all accrued interest through December 31, 2017 will be deferred until due and payable on the maturity date, with all interest amounts deferred being added to the principal of the Tranche B Notes on a monthly basis and that following December 31, 2017, all interest will accrue and be paid monthly in arrears in cash to the Tranche B Note holders.

The Tranche A Notes are substantially similar to the Tranche B Notes, except that such notes are senior to the Tranche B Notes, accrue interest until maturity and have priority to the payment of Monthly Net Revenues as discussed below.

On the Closing Date, the Tranche A Investors loaned the Company their pro rata share of an aggregate of $6,422,000 (the “Initial Tranche A Funding”). The Initial Tranche A Funding net proceeds (amounting to $6,422,000 less legal fees of $127,000) were used by the Company to (i) fund approximately $5.1 million due to a third party operator for drilling and completion expenses related to the acquired working interests in eight wells from Dome Energy, (ii) pay $750,000 of the Company’s past due payables to Liberty (defined below under “Note 10 – Commitments and Contingencies” – “Other Commitments”, (iii) pay $445,000 of unpaid interest payments due to Heartland Bank under its Tranche B Note through February 29, 2016, and (iv) pay fees and expenses of $127,000 incurred in connection with the transactions contemplated by the Amended NPA and related documents.

Subject to the terms and conditions of the Amended NPA, the Company may request each Tranche A Investor, from time to time, to advance to the Company additional amounts of funding (each, a “Subsequent Tranche A Funding”), provided that: (i) the Company may not request a Subsequent Tranche A Funding more than one time in any calendar month; (ii) Agent shall have received a written request from the Company at least 15 business days prior to the requested date of such advance (the “Advance Request”); (iii) no Event of Default or event that with the passage of time or the giving of notice, or both, would become an Event of Default (a “Default”) shall have occurred and be continuing or would result therefrom; and (iv) the Company shall provide to the Agent such documents, instruments, certificates and other writings as the Agent shall reasonably require in its sole and absolute discretion. The advancement of all or any portion of the Subsequent Tranche A Funding is in the sole and absolute discretion of the Agent and the Investors and no Investor is obligated to fund all or any part of the Subsequent Tranche A Funding. Each Subsequent Tranche A Funding shall be in a minimum amount of $500,000 and multiples of $100,000 in excess thereof. The aggregate amount of Subsequent Tranche A Fundings that may be made by the Investors under the Amended NPA shall not exceed $18,577,876 and any Subsequent Tranche A Funding repaid may not be re-borrowed.

In addition, subject to the terms and conditions of the Amended NPA, RJC agreed to loan to the Company $240,000, within 30 days of the Closing Date and within 30 days of each of July 1, 2016, October 1, 2016 and January 1, 2017 (collectively, the “RJC Fundings” and collectively with the Investor Tranche A Fundings, the “Fundings”), provided that no Event of Default or Default shall exist. The aggregate amount of the RJC Fundings made by RJC under the Amended NPA shall not exceed $960,000 and any Funding repaid may not be re-borrowed. As of June 30, 2016, the Company has received no loan proceeds under this agreement.

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

As additional consideration for the entry into the Amended NPA and transactions related thereto, the Company granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3 year term, are transferrable, and are exercisable on a cashless basis at any time at $0.25 per share (as amended), subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT (which additional listing approval was received from the NYSE MKT on June 1, 2016). The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated fair value of the Investor Warrants issued is approximately $660,000 based on the Black-Scholes option pricing model. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $598,000.

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Senior Notes, as amended. In addition, warrants exercisable for an aggregate of 349,111 shares of the Company’s common stock at an exercise price of $1.50 per share and warrants exercisable for an aggregate of 1,201,004 shares of the Company’s common stock at an exercise price of $0.75 per share previously granted by the Company to certain of the Lenders on September 10, 2015 in connection with prior interest payment deferrals have been amended and restated to provide that all such warrants are exercisable on a cashless basis and include a Blocker Provision (the “Amended and Restated Warrants”).

Additionally, the Company also agreed to (a) provide to the Agent and the Investors a monthly projected general and administrative expense report (the “Projected G&A”) and a monthly comparison report of the Projected G&A provided for the preceding month, with an explanation of any variances, provided that in no event shall such variances exceed $150,000, and (B) pay to the Agent within 2 business days following the end of each calendar month all of the Company’s oil and gas revenue received by the Company during such month (the “Net Revenue Sweep”), less (i) lease operating expenses, (ii) interest payments due to Investors under the New Senior Notes, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved by the Agent (the “G&A Cap”), and (iv) preapproved extraordinary expenses (together the “Monthly Net Revenues”). Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. During the six months ended June 30, 2016, the Company has paid no principal under the Net Revenue Sweep. The amount of interest deferred under the Tranche A Notes as of June 30, 2016 equaled $134,000.

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

All debt discount amounts are amortized using the effective interest rate method. The total amount of the debt discount reflected on the accompanying balance sheet as of June 30, 2016 was $8,770,000. Amortization of debt discount and interest expense was $3,756,000 and $3,646,000 for the six months ended June 30, 2016, respectively, and was $1,562,000 and $2,169,000 for the three months ended June 30, 2016, respectively.

Junior Debt Restructuring

On May 12, 2016, the Company entered into an Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”). The Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of May 12, 2016, and add it to the note principal, making the outstanding principal amount of the RJC Junior Note as of May 12, 2016 equal to $9,379000, (ii) extend the maturity date (“Termination Date”) from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred until payable on the Termination Date, with all future interest amounts deferred being added to the principal on a monthly basis, and (iv) subordinate the RJC Junior Note to the New Senior Notes.

Bridge Note Financing

As of June 30, 2016, the Company had Bridge Notes with an aggregate principal amount of $475,000 remaining outstanding, plus accrued interest of $145,000 and additional payment-in-kind (“PIK”) of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into. Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

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

Additionally, each Amended Bridge Investor entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the Bridge Notes until full repayment of certain senior notes. The Subordination and Intercreditor Agreements also prohibit the Company from repaying the Bridge Notes until certain senior notes have been paid in full, except that we are allowed to repay the Bridge Notes from net proceeds received from the sale of common or preferred stock (i) in calendar year 2014 if such net proceeds received in such calendar year exceeds $35,000,000, (ii) in calendar year 2015 if such net proceeds received in such calendar year exceeds $50,000,000, and (iii) in calendar year 2016 if such net proceeds actually received in such calendar year exceeds $50,000,000, none of which has occurred to date. The interest expense related to these notes for the three and six months ended June 30, 2016 and 2015 was $14,000 compared to $14,000 and $28,000 compared to $26,000, respectively.

The unamortized debt premium on the Convertible Bridge Notes as of June 30, 2016 and December 31, 2015, was $113,000.

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ.

In February 2015, the Company and PEDCO entered into a Settlement Agreement with MIEJ (the “MIEJ Settlement Agreement”). As part of the MIEJ Settlement Agreement, the Company entered into a new Secured Subordinated Promissory Note, which extinguished the original MIEJ Note, and reduced the principal amount owed from $6.17 million to $4.925 million (the “New MIEJ Note”). As of June 30, 2016, the amount outstanding under the New MIEJ Note was $4,925,000. The Company recognized a gain on debt extinguishment during the three months ended March 31, 2015 related to these transactions of $2,192,000.

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

The interest expense related to this note for the three and six months ended June 30, 2016 and 2015 was $124,000 compared to $123,000 and $248,000 compared to $326,000, respectively.

For financial reporting purposes, MIEJ was considered a related party for all periods presented prior to the MIEJ Settlement Agreement signed in February 2015. After that date, MIEJ is no longer considered a related party.

Related Party Financings

Subordinated Note Payable Assumed

In 2015, the Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the GGE Acquired Assets. The amount outstanding as of June 30, 2016 equals $9,571,000. The lender under the subordinated note payable is RJC, which is one of the lenders under the Senior Notes and is an affiliate of GGE. The note was originally due and payable on December 31, 2017. The assumed note payable is subordinate and subject to the terms and conditions of the Senior Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000. Should the Company repay the Senior Notes or replace them with secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

As consideration for deferral of payments and related note amendments, on September 10, 2015, the Company granted RJC warrants exercisable on a cash-only basis for an aggregate of 265,241 shares (which are included in the aggregate total of 1,201,004 shares issuable upon exercise of warrants issued to the Investors as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” in the Notes above). The warrants have a three year term and were exercisable on a cash-only basis at a price of $0.75 per share.

The interest expense related to this note for the three and six months ended June 30, 2016 and 2015 was $285,000 compared to $224,000 and $561,000 compared to $356,000, respectively.

2016 RJC Subordinated Note Deferrals

On January 29, 2016 and March 7, 2016, the Company entered into agreements with RJC to defer until maturity the payment of interest and principal due under the subordinated note through March 31, 2016, and return the interest rate to 12% per annum effective January 31, 2016.

The deferral period was further extended on May 12, 2016, on which date the Company entered into an Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”). The Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of May 12, 2016, and add it to the note principal, making the outstanding principal amount of the RJC Junior Note as of June 12 2016 equal to $9,379,432, (ii) extend the maturity date (“Termination Date”) from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred until payable on the Termination Date, with all future interest amounts deferred being added to the principal on a monthly basis, and (iv) subordinate the RJC Junior Note to the New Senior Notes. The warrants previously issued to RJC on September 10, 2015 were also amended to provide that such warrants are exercisable on a cashless basis and to include a Blocker Provision.

For the six-month period ended June 30, 2016, interest deferred and capitalized since May 12, 2016, under Amendment No. 2 to the Note amounted to $192,000 and amounted to a total deferred of $653,000 since January 1, 2016. The outstanding principal amount of the RJC Junior Note as of June 30, 2016 is equal to $9,571,000.

NOTE 9 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the six months ended June 30, 2016 and 2015.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Changes in deferred income tax assets as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2016	2015
Deferred Tax Assets (Liabilities)
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$171	$1,863
Net operating losses	2,369	4,131
Impairment – oil and natural gas properties	-	(1,122)
Other	413	753
Total deferred tax asset	2,952	5,625

Less: valuation allowance	(2,952)	(5,625)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at June 30, 2016. The net change in the total valuation allowance for the six months ended June 30, 2016 was an increase of $2,952,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2016, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor were any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through June 30, 2016.

As of June 30, 2016, the Company had gross net operating loss carryforwards (“NOLs”) of approximately $120,145,000 of which $49,922,000 are subject to limitations for federal and state tax purposes. If not utilized, these losses will begin to expire beginning in 2032 and 2023, respectively, for both federal and state purposes.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Lease

In May 2016, the Company entered into a lease addendum to the original lease agreement signed in July 2012, as amended, which extends the term of the lease by an additional one year, now ending in July 2017, for its corporate office space located in Danville, California. The obligation under this one year lease extension for the remainder of 2016 and the first seven months of 2017 is $56,000.

In September 2014, the Company entered into a lease agreement for office space located in Houston, Texas, with a term of five years ending on March 1, 2020, which location served as the Company’s operations office. Effective April 1, 2016, the Company terminated this lease agreement and issued the landlord 700,000 shares of common stock valued at $161,000, with no further obligations due thereunder.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the D-J Basin Asset, 223 net acres are due to expire during the six months remaining in 2016 (4,374 net acres did expire during the six months ended June 30, 2016), 584 net acres expire in 2017, 392 net acres expire in 2018, 127 net acres expire in 2019, and 1,290 net acres expire thereafter. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. In March 2015, the Company fully impaired its unproved leasehold costs based on management’s revised re-leasing program, however, it continues to retain its rights to the unexpired leases.

Other Commitments

On December 18, 2015, a complaint was filed against Red Hawk, our wholly-owned subsidiary, in the District Court, County of Weld, State of Colorado (Case Number: 2015CV31079) (the “Court”), pursuant to which Liberty Oilfield Services, LLC (“Liberty”) made various claims against Red Hawk in connection with certain completion services provided by Liberty to Red Hawk in November and December 2014, and accrued in accounts payable as of December 31, 2014. The complaint alleges causes of action for foreclosure of lien, breach of contract, quantum meruit and account stated, and seeks payment of amounts allegedly owed, pre- and post-judgment interest, attorneys’ fees and court costs in connection with Red Hawk’s alleged failure to pay Liberty approximately $2.9 million in fees due for completion services provided by Liberty. On May 12, 2016, the Company and Liberty entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of the Company’s restricted common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million. As of December 31, 2015 and March 31, 2016, the Company had accrued $2,620,000 in accounts payable. As a result of the settlement, the Company recognized a gain on settlement of payables of $1,282,000 during the three and six months ended June 30, 2016.

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

NOTE 11 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At June 30, 2016, the Company was authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 66,625 shares have been designated “Series A Convertible Preferred Stock” (the “Series A Preferred”).

On February 23, 2015, the Company issued 66,625 Series A Preferred to GGE as part of the consideration paid for the GGE Acquired Assets. The fair value of the Series A Preferred was $28,402,000 based on a calculation using a binomial lattice model. See Note 14.

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

As of June 30, 2016 and December 31, 2015, there were 66,625 shares of the Company’s Series A Preferred outstanding.

COMMON STOCK

At June 30, 2016, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the six months ended June 30, 2016, the Company issued shares of common stock or restricted common stock as follows:

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

On May 12, 2016, the Company and Liberty entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of the Company’s restricted common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million. As of December 31, 2015 and March 31, 2016, the Company had accrued $2,620,000 in accounts payable. As a result of the settlement, the Company recognized a gain on settlement of payables of $1,282,000 during the three and six months ended June 30, 2016.

On April 15, 2016, there were 45,000 shares of unvested restricted stock forfeited in connection with the termination of an employee.

On April 28, 2016, there were 323,490 total shares repurchased and retired by the Company from two employees to satisfy tax withholding obligations arising from vesting of equity awards at $0.23 per share.

As of June 30, 2016, there were 49,768,007 shares of the common stock outstanding.

Stock-based compensation expense recorded related to the vesting of restricted stock during the three and six months ended June 30, 2016 and 2015 was $438,000 compared to $664,000 and $809,000 compared to $1,518,000, respectively. The remaining unamortized stock-based compensation expense at June 30, 2016 related to restricted stock was $248,000.

Vesting Agreements

In connection with our entry into the reorganization agreement with Dome Energy, each of Mr. Ingriselli, Mr. Peterson, and Mr. Moore entered into Vesting Agreements on May 21, 2015 (the “2015 Vesting Agreements”) which delayed the vesting of all restricted common stock they held which was subject to vesting prior to the Dome Energy reorganization being consummated (the “2015 Delayed Vesting”) until the earlier of (A) the 2nd business day following either (x) the closing of the Dome Energy reorganization, or (y) our public disclosure of the termination of the reorganization, or, (B) if the Dome reorganization did not close on or before December 29, 2015, then January 7, 2016. Because the contemplated merger with Dome Energy did not close on or before December 29, 2015, the vesting of shares of restricted common stock held by Messrs. Ingriselli, Peterson and Moore subject to the 2015 Delayed Vesting was scheduled to occur on January 7, 2016 in accordance with the terms of such 2015 Vesting Agreements. However, in connection with our entry into the Agreement and Plan of Merger and Reorganization entered into by the Company, White Hawk and GOM Holdings, LLC (“GOM”) on December 29, 2015 (as amended to date, the “GOM Merger Agreement” and the transactions contemplated therein, the “GOM Merger”), on December 29, 2015, as amended on January 6, 2016, each of Messrs. Ingriselli, Peterson and Moore entered into new Vesting Agreements with the Company (as amended, the “Vesting Agreements”), pursuant to which they each individually agreed that the future vesting of restricted common stock held by such officers from January 1, 2016 through June 1, 2016 (the “Delay Period”), including all restricted common stock that was subject to vesting on January 7, 2016 pursuant to the terms of 2015 Vesting Agreements, the aggregate number of which shares, 1,354,000 (collectively, the “Subject Shares”), was delayed pending certain events related to the consummation of the contemplated GOM Merger, but with acceleration of vesting to occur notwithstanding the occurrence of any such events in the event the GOM Merger was not consummated by June 1, 2016 (unless otherwise agreed upon in writing by the parties to the GOM Merger Agreement).

On April 25, 2016, the Company and each of Mr. Michael L. Peterson and Mr. Clark R. Moore entered into Amended and Restated Vesting Agreements (the “Amended Vesting Agreements”), which amended and restated in their entirety the Vesting Agreements. Pursuant to the Amended Vesting Agreements, the Company agreed, effective April 28, 2016, to fully accelerate the vesting of all unvested restricted Company common stock which each of Messrs. Peterson and Moore had delayed pursuant to the Vesting Agreements, which vesting had been voluntarily delayed for the benefit of the Company by each executive since May 2015, and reinstate the original remaining vesting schedules with respect to all other stock grants received from the Company prospectively. As a result of the Amended Vesting Agreements, on April 28, 2016, Mr. Peterson vested an aggregate of 481,000 shares of restricted Company common stock, and Mr. Moore vested into an aggregate of 354,000 shares of restricted Company common stock.

Acceleration of Vesting of Restricted Stock

In connection with the Company’s efforts to reduce its general and administrative expenses, the Company terminated the employment of certain of its employees during the six month period ended June 30, 2016. In connection with one such termination, in exchange for a release of the Company from any and all claims, the Company fully accelerated the vesting of an aggregate of 18,000 shares of unvested restricted stock for this one terminated employee.

In connection with the Company’s pending merger with GOM as described above, and the Company’s efforts to reduce its general and administrative expenses, the Company’s Chairman and then Chief Executive Officer, Frank C. Ingriselli, retired from the Company and stepped down from the offices of Chief Executive Officer and Executive Chairman of the Company and all of its subsidiaries, effective April 30, 2016. In connection with Mr. Ingriselli’s separation as an employee of the Company, the Company and Mr. Ingriselli entered into an Employee Separation and Release Agreement dated April 25, 2016 (the “Separation Agreement”), pursuant to which, among other things, the Company allowed Mr. Ingriselli to transfer all 1,496,500 shares of his unvested restricted Company common stock to an entity owned and controlled by him, and the Company fully accelerated the vesting of the shares.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of June 30, 2016, 3,424 shares of common stock granted under the 2003 Stock Option Plan and 2009 Stock Incentive Plan approved when the Company was known as Blast Energy Services, Inc. (“Blast”) remain outstanding and exercisable at a weighted average exercise price of $35.05. No options were issued under these plans during the six months ended June 30, 2016.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014 and October 7, 2015 to increase by 5,000,000 and 3,000,000, respectively, the number of shares of common stock reserved for issuance under the Plan. A total of 10,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 6,139,170 shares have been issued as restricted stock, 3,477,000 shares are subject to issuance upon exercise of issued and outstanding options, and 383,830 remain available for future issuance as of June 30, 2016.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of June 30, 2016, options to purchase an aggregate of 310,137 shares of the Company’s common stock and 551,670 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

On January 7, 2016, the Company granted options to purchase an aggregate of 1,660,000 shares of common stock to certain of its consultants and employees at an exercise price of $0.22 per share, including an option to purchase 280,000 shares to its then Chairman and then Chief Executive Officer (prior to his retirement) Frank C. Ingriselli, an option to purchase 300,000 shares to its then President and then Chief Financial Officer Michael L. Peterson, and an option to purchase 280,000 shares to its Executive Vice President and General Counsel Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. The options have terms of five years and fully vest in January 2018. 50% vest six months from the date of grant, 30% vest one year from the date of grant and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $183,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.61%, (2) expected term of 3.5 years, (3) expected volatility of 69%, and (4) zero expected dividends.

During the three and six months ended June 30, 2016 and 2015, the Company recognized stock option expense of $125,000 compared to $137,000 and $256,000 compared to $282,000, respectively. The remaining amount of unamortized stock options expense at June 30, 2016, was $54,000.

The intrinsic value of outstanding and exercisable options at June 30, 2016 was $104,000 and $46,000, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2015 was $6,000 and $6,000, respectively.

Option activity during the three months ended June 30, 2016 was:

			Weighted
			Average
		Weighted	Remaining
		Average	Contract
	Number of	Exercise	Term
	Shares	Price	(# years)
Outstanding at January 1, 2016	3,058,890	$0.80	4.8
Granted	1,660,000	0.22	5.0
Exercised	-	-	-
Forfeited and cancelled	-	-	-

Outstanding at June 30, 2016	4,718,890	$0.59	4.4

Exercisable at June 30, 2016	3,427,340	$0.68	4.5

Acceleration of Vesting of Options

In connection with the Company’s efforts to reduce its general and administrative expenses, the Company terminated the employment of certain of its employees during the six month period ended June 30, 2016. In connection with such terminations, in exchange for releases of the Company, the Company (i) fully accelerated the vesting of unvested options exercisable for an aggregate of 556,000 shares of Company common stock held by such employees, and (ii) extended the exercise period for all accelerated options for a period of five (5) years from each of such employees’ date of termination of employment with the Company.

In connection with the Company’s pending merger with GOM as described above, and the Company’s efforts to reduce its general and administrative expenses, the Company’s Chairman and then Chief Executive Officer, Frank C. Ingriselli, retired from the Company and stepped down from the offices of Chief Executive Officer and Executive Chairman of the Company and all of its subsidiaries, effective April 30, 2016. In connection with Mr. Ingriselli’s separation as an employee of the Company, the Company and Mr. Ingriselli entered into the Separation Agreement, pursuant to which, among other things, the Company (i) fully accelerated the vesting of all of Mr. Ingriselli’s unvested options exercisable for 391,000 shares of Company common stock and (ii) extended the exercise period for all of Mr. Ingriselli’s options to purchase Company common stock for a period of five (5) years from the date of Mr. Ingriselli’s termination of employment with the Company.

Warrants

On May 12, 2016, as consideration for the entry into the Amended NPA, the Company granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3 year term, are transferrable, and are exercisable on a cashless basis at any time at $0.25 per share, subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT (which additional listing approval was received from the NYSE MKT on June 1, 2016). The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated fair value of the Investor Warrants issued is approximately $660,000 based on the Black-Scholes option pricing model. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $598,000.

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

During the three and six months ended June 30, 2016 and 2015, the Company recognized warrant expense of $-0- compared to $257,000 and $-0- compared to $650,000, respectively. The remaining amount of unrecognized warrant expense at June 30, 2016 was $-0-.

The intrinsic value of outstanding as well as exercisable warrants at June 30, 2016 and December 31, 2015 was $-0- and $-0-, respectively.

Warrant activity during the six months ended June 30, 2016 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2016	7,803,282	$1.78	3.0
Granted	5,962,800	0.29
Exercised	-	-
Forfeited and cancelled	-	-

Outstanding at June 30, 2016	13,766,082	$1.14	2.7

Exercisable at June 30, 2016	13,766,082	$1.14	2.7

NOTE 13 – RELATED PARTY TRANSACTIONS

Note Amendments and Warrant Issuances to RJC

See Note 8 for a discussion of certain amendments to the Senior Note and subordinated note held by RJC.

See Note 8 for a discussion of certain warrants issued to RJC by the Company in connection with the amendment of the Senior Note and subordinated note held by RJC.

GGE Acquisition

As a result of the 66,625 restricted shares of the Company’s Series A Convertible Preferred issued to GGE which can be converted into shares of the Company’s common stock on a 1,000:1 basis as described in greater detail in Note 11 above) and the appointment by GGE, and election, of a GGE representative to the Company’s Board of Directors, GGE became a related party to the Company as of that date. The following table reflects the related party amounts for GGE included in the June 30, 2016 balance sheet (in thousands):

As of June 30 , 2016
Accounts receivable	$21
Accrued expenses	$(145)
Long-term notes payable - Secured Promissory Notes, net of discount	$(15,548)

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of June 30, 2016 (in thousands):

	Fair Value Measurements At June 30, 2016
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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the six months ended June 30, 2016, above.

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

General Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of June 30, 2016, we held approximately 11,784 net D-J Basin acres located in Weld County, Colorado through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of June 30, 2016, we hold interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and currently producing, 25 gross (4.9 net) wells are non-operated and 22 wells have an after-payout interest.

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

We have listed below the total production volumes and total revenue net to the Company for the six months ended June 30, 2016 and 2015 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis and production realized from our recent D-J Basin Acquisition beginning February 23, 2015 (described in greater detail below in “D-J Basin Asset Acquisition”).

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Oil volume (BBL)	29,167	36,220
Gas volume (MCF)	56,973	67,951
Volume equivalent (BOE) (1)	38,663	47,545
Revenue (000’s)	$1,203	$1,787

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Oil volume (BBL)	48,405	73,837
Gas volume (MCF)	83,215	136,109
Volume equivalent (BOE) (1)	62,274	96,522
Revenue (000’s)	$1,785	$3,305

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Strategy

The majority of our capital expenditure budget for the next twelve months will be focused on the development of our D-J Basin Asset. Our development plan calls for the development of approximately $35.6 million in capital expenditures (of which $6.4 million has been deployed) in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 8.5 net wells in our D-J Basin Asset for the next twelve months. We plan to fund our operations and business plan by utilizing projected cash flow from operations, a $26 million debt facility we closed in May 2016, our cash on hand and proceeds from future potential debt and/or equity financings, which may include drilling partnerships. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2016-2017 capital expenditures and/or repay or refinance a portion or all of our outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2017.

Recent Developments

Senior Debt Restructuring

On May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, BHLN-Pedco Corp. (“BHLN”), BBLN-Pedco Corp. (“BBLN”), and RJC (together with BHLN and BBLN, the “Tranche A Investors”) (collectively, the “Lenders”), and the Agent, as agent for the Lenders. The Amended NPA amended and restated the Senior Notes, and the Company issued new Senior Secured Promissory Notes to each of the Lenders (collectively, the “Tranche B Notes”) in a transaction that qualified as a troubled debt restructuring. RJC is also a party to the RJC Junior Note (discussed below).

The Amended NPA amended the Senior Notes as follows:

●
Created new “Tranche A Notes,” in substantially the same form and with similar terms as the Tranche B Notes, except as discussed below, consisting of a term loan issuable in tranches with a maximum aggregate principal amount of $25,960,000, with borrowed funds accruing interest at 15% per annum, and maturing on May 11, 2019 (the “Tranche A Maturity Date”) (the “Tranche A Notes,” and together with the Tranche B Notes, the “New Senior Notes”);

●
The Company capitalized all accrued and unpaid interest under the Tranche B Notes as a term loan with an aggregate outstanding principal balance as of May 12, 2016 equal to $39,065,000. The Tranche B Notes mature on June 11, 2019 except for the Tranche B Note issued to RJC which matures on July 11, 2019;

●	Amended the provisions of the Senior Notes which required mandatory prepayments from our revenues, replacing them with a Net Revenue Sweep as described below; and
●
Provides that interest on the Tranche B Notes will continue to accrue at the rate of 15% per annum, but all accrued interest through December 31, 2017 shall be deferred until due and payable on the maturity date, with all interest amounts deferred being added to the principal of the Tranche B Notes on a monthly basis and that following December 31, 2017, all interest will accrue and be paid monthly in arrears in cash to the Tranche B Note holders.

The Tranche A Notes are substantially similar to the Tranche B Notes, except that such notes are senior to the Tranche B Notes, accrue interest until maturity and have priority to the payment of Monthly Net Revenues as discussed below.

On the Closing Date, the Tranche A Investors loaned the Company their pro rata share of an aggregate of $6,422,000 (the “Initial Tranche A Funding”). The Initial Tranche A Funding net proceeds (also amounting to $6,422,000 less legal fees of $127,000) were used by the Company to (i) fund approximately $5.1 million due to a third party operator for drilling and completion expenses related to the acquired working interests in eight wells from Dome Energy, (ii) pay $750,000 of the Company’s past due payables to Liberty, (iii) pay $445,000 of unpaid interest payments due to Heartland Bank under its Tranche B Note through February 29, 2016, and (iv) pay fees and expenses of $127,000 incurred in connection with the transactions contemplated by the Amended NPA and related documents.

Subject to the terms and conditions of the Amended NPA, the Company may request each Tranche A Investor, from time to time, to advance to the Company additional amounts of funding (each, a “Subsequent Tranche A Funding”), provided that: (i) the Company may not request a Subsequent Tranche A Funding more than one time in any calendar month; (ii) Agent shall have received a written request from the Company at least 15 business days prior to the requested date of such advance (the “Advance Request”); (iii) no Event of Default or event that with the passage of time or the giving of notice, or both, would become an Event of Default (a “Default”) shall have occurred and be continuing or would result therefrom; and (iv) the Company shall provide to the Agent such documents, instruments, certificates and other writings as the Agent shall reasonably require in its sole and absolute discretion. The advancement of all or any portion of the Subsequent Tranche A Funding is in the sole and absolute discretion of the Agent and the Investors and no Investor is obligated to fund all or any part of the Subsequent Tranche A Funding. Each Subsequent Tranche A Funding shall be in a minimum amount of $500,000 and multiples of $100,000 in excess thereof. The aggregate amount of Subsequent Tranche A Fundings that may be made by the Investors under the Amended NPA shall not exceed $18,577,876 and any Subsequent Tranche A Funding repaid may not be re-borrowed.

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

As additional consideration for the entry into the Amended NPA and transactions related thereto, the Company has granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3 year term, are transferrable, and are exercisable on a cashless basis at any time at $0.25 per share, subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT (which additional listing approval was received from the NYSE MKT on June 1, 2016). The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated fair value of the Investor Warrants issued is approximately $660,000 based on the Black-Scholes option pricing model. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $598,000.

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Senior Notes, as amended. In addition, warrants exercisable for an aggregate of 349,111 shares of the Company’s common stock at an exercise price of $1.50 per share and warrants exercisable for an aggregate of 1,201,004 shares of the Company’s common stock at an exercise price of $0.75 per share previously granted by the Company to certain of the Lenders on September 10, 2015 in connection with prior interest payment deferrals have been amended and restated to provide that all such warrants are exercisable on a cashless basis and include a Blocker Provision (the “Amended and Restated Warrants”).

Additionally, the Company also agreed to (a) provide to the Agent and the Investors a monthly projected general and administrative expense report (the “Projected G&A”) and a monthly comparison report of the Projected G&A provided for the preceding month, with an explanation of any variances, provided that in no event shall such variances exceed $150,000, and (B) pay to the Agent within 2 business days following the end of each calendar month all of the Company’s oil and gas revenue received by the Company during such month (the “Net Revenue Sweep”), less (i) lease operating expenses, (ii) interest payments due to Investors under the New Senior Notes, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved by the Agent (the “G&A Cap”), and (iv) preapproved extraordinary expenses (together the “Monthly Net Revenues”). Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and then interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes.

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

All debt discount amounts are amortized using the effective interest rate method. The total amount of the debt discount reflected on the accompanying balance sheet as of June 30, 2016 was $8,770,000. Amortization of debt discount and interest expense was $3,756,000 and $3,646,000 for the six months ended June 30, 2016, respectively.

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

Settlement Agreement with Liberty

On May 12, 2016, the Company and Liberty Oilfield Services, LLC (“Liberty”) entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of restricted Company common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million. As of December 31, 2015 and March 31, 2016, the Company had accrued $2,620,000 in accounts payable related to the services provided. As a result of the settlement, the Company recognized a gain on settlement of payables of $1,282,000 during the quarter ended June 30, 2016.

Equity Issuances

On April 5, 2016, the Company issued 700,000 fully-vested shares of Company common stock to the Company’s Houston office landlord in connection with the termination of the Company’s Houston office lease.

As additional consideration for the entry into the Amended NPA and transactions related thereto, on May 12, 2016 the Company has granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (warrants exercisable for 2,981,400 shares of common stock each)(the “Investor Warrants”), which warrants have a three (3) year term, are transferrable, and are exercisable on a cashless basis at any time for cash at $0.25 per share, subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT. The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder thereof, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated value of the Investor Warrants issued is approximately $660,000. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $598,000.

On May 12, 2016, the Company and Liberty entered into the settlement agreement described above, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of restricted Company common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million.

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

On April 25, 2016, the Company entered into an Amendment No. 2 to the GOM Merger Agreement (the “Amendment No. 2”) with White Hawk and GOM, which further amends the GOM Merger Agreement in order to provide GOM additional time to meet certain closing conditions contemplated by the GOM Merger Agreement. Pursuant to the Amendment No. 2, the parties agreed to remove the deadline for closing the merger and work expeditiously in good faith toward closing. The Company and GOM continue to move forward with the merger, and the Company is hopeful that closing will occur as early as the end of Q3 2016, subject to satisfaction of closing conditions.

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

Comparison of the Three Months Ended June 30, 2016 with the Three Months Ended June 30, 2015

Oil and Gas Revenue. For the three months ended June 30, 2016, we generated a total of $1,203,000 in revenues from the sale of oil and gas, compared to $1,787,000 for the three months ended June 30, 2015. The decrease of $584,000 was primarily due to a decline in production from our oil and gas assets. This decline was a result of a reduction in crude oil prices, a natural decline in well production, periodic wells being shut-in and the Loomis wells being put on line in December 2014 which yielded higher production in the six months ending June 30, 2015 relative to the their production in 2016 (due to the natural decline in production from these wells).

Lease Operating Expenses. For the three months ended June 30, 2016, lease operating expenses associated with our oil and gas properties were $414,000, compared to $578,000 for the three months ended June 30, 2015. The decrease of $164,000 was primarily due to lower variable lease operating expenses associated with the lower volume resulting from the natural decline in well production and periodic wells being shut-in.

Exploration Expense. For the three months ended June 30, 2016, exploration expense was $86,000, compared to $213,000 for the three months ended June 30, 2015. The decrease of $127,000 was primarily due to less exploration activity undertaken by the Company in the current period.

Selling, General and Administrative Expenses. For the three months ended June 30, 2016, selling, general and administrative (“SG&A”) expenses were $1,305,000, compared to $1,832,000 for the three months ended June 30, 2015. The decrease of $527,000 was primarily due to decreases in stock compensation expense, as well as cost reductions in various areas as shown in the table below. The components of SG&A expenses are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended June 30,		Increase/
(in thousands)	2016	2015	(Decrease)
Payroll and related costs	$241	$378	$(137)
Stock-based compensation expense	724	1,058	(334)
Legal fees	35	87	(52)
Accounting and other professional fees	157	115	42
Insurance	25	25	-
Travel and entertainment	1	24	(23)
Bad debt expense	50	-	50
Office rent, communications and other	72	145	(73)
	$1,305	$1,832	$(527)

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended June 30, 2016, DD&A costs were $522,000, compared to $1,262,000 for the three months ended June 30, 2015. The $740,000 decrease was primarily the result of lower depletion rates after receiving an updated reserve report on June 1, 2016 (which included additional reserves acquired with the interests in eight (8) non-operated wells re-acquired from Dome Energy in March 2016), and lower production volumes due to a natural decline in well production.

Gain on Settlement of Payables. For the three months ended June 30, 2016, gain on settlement of payables was $1,282,000 compared to a gain of $-0- for the three months ended June 30, 2015. The gain in 2016 was related to a Settlement Agreement entered into with Liberty for vendor obligations that was recorded in the three months ended June 30, 2016.

Other Expense. For the three months ended June 30, 2016, other expense was $3,592,000, compared to $3,346,000 for the three months ended June 30, 2015. The increase in other expense was primarily due to additional interest expense incurred during the three months ended June 30, 2016 compared to the prior year’s period due to an increase in the principal balance of the debt.

Net Loss Attributable to PEDEVCO Common Stockholders. For the three months ended June 30, 2016, net loss attributable to PEDEVCO common stockholders was $3,434,000, compared to a net loss attributable to PEDEVCO common stockholders of $5,444,000 for the three months ended June 30, 2015. The decrease in net loss of $2,010,000 was primarily due to the gain on settlement of payables and reductions in other operating expenses as described above.

Comparison of the Six Months Ended June 30, 2016 with the Six Months Ended June 30, 2015

Oil and Gas Revenue. For the six months ended June 30, 2016, we generated a total of $1,785,000 in revenues from the sale of oil and gas, compared to $3,275,000 for the six months ended June 30, 2015. The decrease of $1,490,000 was primarily due to a decline in production from our oil and gas assets. This decline was a result of a reduction in crude oil prices, a natural decline in well production, periodic wells being shut-in and the Loomis wells being put on line in December 2014 which yielded higher production in the six months ending June 30, 2015 relative to the their production in 2016 (due to the natural decline in production from these wells).

Lease Operating Expenses. For the six months ended June 30, 2016, lease operating expenses associated with our oil and gas properties were $678,000, compared to $939,000 for the six months ended June 30, 2015. The decrease of $261,000 was primarily due to lower variable lease operating expenses associated with the lower volume resulting from the natural decline in well production and periodic wells being shut-in.

Exploration Expense. For the six months ended June 30, 2016, exploration expense was $203,000, compared to $528,000 for the six months ended June 30, 2015. The decrease of $325,000 was primarily due to less exploration activity undertaken by the Company in the current period.

Selling, General and Administrative Expenses. For the six months ended June 30, 2016, SG&A expenses were $2,721,000, compared to $4,283,000 for the six months ended June 30, 2015. The decrease of $1,562,000 was primarily due to a decrease in stock compensation expense, as well as cost reductions in various areas as shown in the table below. The components of SG&A expenses are summarized below (amounts in thousands):

	For the Six Months Ended
	June 30,		Increase/
(in thousands)	2016	2015	(Decrease)
Payroll and related costs	$792	$960	$(168)
Stock-based compensation expense	1,226	2,449	(1,223)
Legal fees	50	170	(120)
Accounting and other professional fees	263	320	(57)
Insurance	50	50	-
Travel and entertainment	9	49	(40)
Bad debt expense	156	-	156
Office rent, communications and other	175	285	(110)
	$2,721	$4,283	$(1,562)

Impairment of Oil and Gas Properties. For the six months ended June 30, 2016, impairment of oil and gas properties was $-0-, compared to $1,337,000 for the six months ended June 30, 2015. All of our unproved leasehold property was impaired in 2015 as a result of a change in drilling plans.

Depreciation, Depletion, Amortization and Accretion. For the six months ended June 30, 2016, DD&A costs were $1,799,000, compared to $2,307,000 for the six months ended June 30, 2015. The $508,000 decrease was primarily the result of lower depletion rates after receiving an updated reserve report on June 1, 2016 (which included additional reserves acquired with the interests in eight (8) non-operated wells re-acquired from Dome Energy in March 2016), and lower production volumes due to a natural decline in well production.

Gain on Settlement of Payables. For the six months ended June 30, 2016, gain on settlement of payables was $1,282,000 compared to a gain of $-0- for the six months ended June 30, 2015. The gain in 2016 was related to a Settlement Agreement entered into with Liberty for vendor obligations that was recorded in the six months ended June 30, 2016.

Gain on Sale of Oil and Gas Properties. For the six months ended June 30, 2016, gain on sale of oil and gas properties was $-0- compared to a gain on sale of oil and gas properties of $275,000 for the six months ended June 30, 2015. The gain in 2015 was related to a Settlement Agreement entered into with MIE Jurassic Energy Corporation (“MIEJ”) that was recorded in the six months ended June 30, 2015.

Gain on Sale of Equity Investment. For the six months ended June 30, 2016, the gain on sale of equity investment was $0 compared to a gain of $566,000 for the six months ended June 30, 2015. The gain in 2015 was related to a Settlement Agreement entered into with MIEJ that was recorded in the six months ended June 30, 2015.

Gain from Equity Method Investments. For the six months ended June 30, 2016, we had no gain or loss from equity method investments compared to a loss from equity method investments of $91,000 for the six months ended June 30, 2015, due to the Settlement Agreement entered into with MIEJ that was recorded in the six months ended June 30, 2015. There is no longer an equity method investment.

Other Income (Expense). For the six months ended June 30, 2016, other expense was $7,678,000, compared to $4,257,000 for the six months ended June 30, 2015. The increase in other expense was primarily due to the one-time gain on debt extinguishment of $2,192,000 related to the Settlement Agreement in the six months ended June 30, 2015, as well as $1,189,000 of additional interest expense incurred during the six months ended June 30, 2016 compared to the prior year’s period (due to an increase in the principal balance of the debt).

Net Loss Attributable to PEDEVCO Common Stockholders. For the six months ended June 30, 2016, net loss attributable to PEDEVCO common stockholders was $10,012,000, compared to a net loss attributable to PEDEVCO common stockholders of $9,626,000 for the six months ended June 30, 2015. The increase in net loss of $386,000 was primarily due to the reasons described above.

Liquidity and Capital Resources

In order to sustain and further develop the Company’s business plan, management determined that (1) it required funding for acquisitions of strategic properties and to execute its drilling plans and (2) its existing debt would be required to be restructured to provide additional time and development to provide the operating cash flows to fully repay its debts. Accordingly, in May 2016, we entered into the Amended NPA (described above under “Recent Developments”) which provided a new debt facility of approximately $25 million to be used solely to fund drilling and completion costs, and also deferred principal and interest payments of an aggregate of approximately $39 million from short-term to long-term liabilities. In connection with the Amended NPA, all Net Revenue produced each month over and above a $150,000 G&A budget is used for debt repayment. “Net Revenue” is defined as all oil and gas revenue received by the Company and its subsidiaries less (i) lease operating expenses (which include all expenses chargeable to joint interest billing accounts under applicable joint operating agreements, transportation and processing charges, land owner royalties, ad valorem and severance taxes, and reasonable lease and well-related title, legal, accounting and other professional fees), (ii) interest payments due to the lenders under the Amended NPA, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved in writing by the Agent, and (iv) extraordinary expenses that are preapproved in writing. This monthly sweep will use most of the cash generated by our assets, thereby limiting cash generated from our operations for use toward future development and general and administrative expenses.

The Company made an initial draw under the Amended NPA of approximately $6.4 million to pay $5.1 million of outstanding liabilities for drilling and completion costs related to the Company’s recently acquired interests in 8 wells located in the Wattenberg Area of Weld County, Colorado, to pay transaction-related closing costs and certain accrued interest amounts ($445,000), and to pay outstanding accounts payable ($750,000). The Company has access to up to an additional $18.5 million of debt capital available under the Amended NPA and Tranche A Notes issued thereunder to fund its drilling and development plans, including approximately 8.5 net wells in our D-J Basin Asset during the period from January 2016 to December 2016, which additional draws are available in the lenders’ sole discretion.

To complete the remainder of the $35.6 million planned acquisition and drilling plan (of which $6.4 million has been deployed), the Company will be required to raise an additional $11-12 million from additional sources. There is no assurance that such funds will be available on favorable terms, if at all. If such funds are not available, we plan to use the remaining proceeds under the Amended NPA to complete as much of the acquisition and drilling plan as possible and extend the drilling program and associated capital expenditures into 2017.

The Company implemented a cost reduction plan in April 2016 that we estimate reduced our general and administrative costs to the $150,000 budgeted amount as required under the Amended NPA, primarily through work force reductions and lower professional fees.

The Company maintains additional sources of liquidity including $658,000 of cash on-hand, existing receivables of $821,000, and additional financial resources from the anticipated GOM Merger as of June 30, 2016. As a part of the anticipated GOM Merger, we plan to further refinance our existing debt obligations to fund the Company’s drilling plans.

As of December 31, 2015, the Company had a working capital deficit of $5.6 million. Following completion of the Amended NPA, we settled a $2,620,000 payable for $750,000; and $4.95 million borrowed as part of the transaction was used to reduce other accrued liabilities. In addition, $588,000 of short-term debt was subordinated to the senior lender and cannot be paid until the senior lender is repaid. As a result, our working capital deficit as of June 30, 2016 was approximately $1,480,000. We plan to manage this working capital deficit through the use of our existing cash resources and collections of accounts receivable, as necessary. This deficit includes revenue held in suspense, unpaid vacation, estimated 2017 taxes, PIK interest, principal and other payables that when due and payable should be covered by our $1.7 million in current assets.

Our future liquidity is limited to the amounts available after the monthly Net Revenue Sweep until such debt is repaid or the terms are modified for alternate payment arrangements. We anticipate that our planned drilling and development activities will provide sufficient cash flow to repay the debt at which time we will no longer be subject to the Monthly Sweep. Availability of the remaining funds under the Amended NPA are subject to the discretion of the lender and our results from initial drilling activities.

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

Financial Summary

We had total current assets of $1.7 million as of June 30, 2016, including cash of $0.7 million, compared to total current assets of $1.9 million as of December 31, 2015, including a cash balance of $1.1 million.

We had total assets of $62.4 million as of June 30, 2016 compared to $60.8 million as of December 31, 2015. Included in total assets as of June 30, 2016 and December 31, 2015, were $60.6 million and $58.8 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $-0-, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $55.0 million as of June 30, 2016, including current liabilities of $3.2 million, compared to total liabilities of $45.7 million as of December 31, 2015, including current liabilities of $7.6 million.

We had negative working capital of $1.5 million, total shareholders’ equity of $7.4 million and a total accumulated deficit of $92.1 million as of June 30, 2016, compared to negative working capital of $5.6 million, total shareholders’ equity of $15.0 million and a total accumulated deficit of $82.1 million as of December 31, 2015.

Cash Flows From Operating Activities. We had net cash used in operating activities of $6,637,000 for the six months ended June 30, 2016, which was an increase in cash used of $317,000 compared to the prior year’s period net cash used of $6,320,000. This increase was primarily comprised of changes in working capital items.

Cash Flows From Investing Activities. We had net cash used in investing activities of $64,000 for the six months ended June 30, 2016, which was a decrease in cash available of $338,000 compared to $274,000 of net cash provided by investing activities for the prior year’s period. This change was primarily due to proceeds from the sale of an equity investment in the prior year during the six months ended June 30, 2015.

Cash Flows From Financing Activities. We had net cash provided by financing activities of $6,221,000 for the six months ended June 30, 2016, which was an increase of $4,290,000 compared to $1,931,000 of net cash provided by financing activities for the prior year’s period. This change was primarily a result of the proceeds from notes payable in the current period.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on March 29, 2016, and investors are encouraged to review such risk factors in the Form 10-K, prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances/Grants of Unregistered Securities

On April 5, 2016, the Company issued 700,000 shares of Company common stock to the Company’s Houston office landlord in connection with the termination of the Company’s Houston office lease.

As additional consideration for the entry into the Amended NPA and transactions related thereto, the Company granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (warrants exercisable for 2,981,400 shares of common stock each)(the “Investor Warrants”), which warrants have a three (3) year term, are transferrable, and are exercisable on a cashless basis at any time for cash at $0.25 per share, subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT. The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder thereof, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated value of the Investor Warrants issued is approximately $660,000.

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

On May 12, 2016, the Company issued 2,450,000 fully-vested shares of restricted Company common stock to a vendor of the Company (the “Vendor Shares,” and together with the Landlord Shares, the “Settlement Shares”) as partial consideration for the settlement of a dispute for services previously rendered by the vendor to the Company, for which the Company owed approximately $2.6 million, and which obligation has now been satisfied in full.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 9, 2016 the Company entered into a Vesting Agreement with David Z. Steinberg, a member of the Company’s Board of Directors, pursuant to which, effective July 15, 2016, the Company and Mr. Steinberg agreed to delay the vesting with respect to 214,286 shares of unvested Company restricted common stock held by Mr. Steinberg for a period of one year, with the new vesting date being July 15, 2017.

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

PEDEVCO Corp.

August 11, 2016	By:	/s/ Michael L. Peterson
Michael L. Peterson
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

August 11, 2016	By:	/s/ Gregory L. Overholtzer
Gregory L. Overholtzer
Chief Financial Officer
(Principal Financial and Accounting Officer)

		Incorporated By Reference
Exhibit No.	Description	Filed With This Quarterly Report on Form 10-Q	Form	Exhibit	Filing Date/Period End Date	File Number
2.1+	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of February 29, 2016, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC		8-K	2.1	March 2, 2016	001-35922
2.2+	Amendment No. 2 to Agreement and Plan of Merger and Reorganization dated as of April 25, 2016, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC		8-K	2.1	April 27, 2016	001-35922
10.1	Letter Agreement, dated January 29, 2016, by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC		8-K	10.1	February 4, 2016	001-35922
10.2	Letter Agreement, dated March 1, 2016, and effective March 7, 2016 by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, and RJ Credit LLC		8-K	10.1	March 11, 2016	001-35922
10.3	Form of Amendment No. 1 to Vesting Agreement dated January 6, 2016***		10-K	10.75	March 29, 2016	001-35922
10.4	Settlement Agreement, dated March 29, 2016, by and among PEDEVCO Corp., Red Hawk Petroleum, LLC, Dome Energy AB, Dome Energy, Inc., and VistaTex Energy LLC		8-K	10.1	March 31, 2016	001-35922
10.5	Letter Agreement, dated April 1, 2016, and effective April 7, 2016 by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, and RJ Credit LLC		8-K	10.1	April 13, 2016	001-35922
10.6	Consulting Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Global Venture Investments, Inc.		8-K	10.1	April 27, 2016	001-35922
10.7	Employee Separation and Release dated April 25, 2016, by and between PEDEVCO Corp. and Frank C. Ingriselli***		8-K	10.2	April 27, 2016	001-35922
10.8	Amendment No. 2 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Michael L. Peterson***		8-K	10.3	April 27, 2016	001-35922
10.9	Employment Letter Agreement dated June 16, 2012, by and between Pacific Energy Development Corp. and Gregory Overholtzer***		8-K	10.4	April 27, 2016	001-35922
10.10	Amendment No. 1 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Gregory Overholtzer***		8-K	10.5	April 27, 2016	001-35922
10.11	Form of Amended and Restated Vesting Agreement dated April 25, 2016***		8-K	10.6	April 27, 2016	001-35922
10.12	Amended and Restated Note Purchase Agreement dated as of May 12, 2016, by and among PEDEVCO Corp., Senior Health Insurance Company of Pennsylvania, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, RJ Credit LLC, BHLN-Pedco Corp., BBLN-Pedco Corp., and BAM Administrative Services LLC		8-K	10.1	May 17, 2016	001-35922
10.13	Form of Tranche A Note		8-K	10.2	May 17, 2016	001-35922
10.14	Form of Tranche B Note		8-K	10.3	May 17, 2016	001-35922
10.15	Share Pledge Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and Golden Globe Energy (US), LLC		8-K	10.4	May 17, 2016	001-35922
10.16	Form of Warrant for Purchase of Common Stock (Investor Warrants)		8-K	10.5	May 17, 2016	001-35922
10.17	Form of Amended and Restated Warrant for Purchase of Common Stock (Investor Warrants)		8-K	10.6	May 17, 2016	001-35922
10.18	First Amendment to Security Agreement dated May 12, 2016, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as secured party		8-K	10.7	May 17, 2016	001-35922
10.19	First Amendment to Patent Security Agreement dated May 12, 2016, by the Company in favor of BAM Administrative Services LLC, as secured party		8-K	10.8	May 17, 2016	001-35922
10.20	Form of First Amendment to Deed of Trust, Security Agreement, Assignment of Production, Financing Statement and Fixture Filing		8-K	10.9	May 17, 2016	001-35922
10.21	First Amendment to Guaranty dated May 12, 2016, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as agent		8-K	10.10	May 17, 2016	001-35922
10.22	Amendment No. 2 to Note and Security Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and RJ Credit LLC		8-K	10.11	May 17, 2016	001-35922
10.23	Call Option Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and Golden Globe Energy (US), LLC		8-K	10.12	May 17, 2016	001-35922
10.24	Vesting Agreement, effective July 14, 2016, entered into by and between PEDEVCO Corp. and David Z. Steinberg	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

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