Form 10-Q
period 2016-09-30
PEDEVCO CORP
filed 2016-11-09
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

At November 9, 2016, there were 49,849,297 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and Nine Months Ended September 30, 2016

2

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share data)

Assets	September 30, 2016	December 31, 2015
Current assets:
Cash	$692	$1,138
Accounts receivable, net of allowance of $50,000 and $0, respectively	-	406
Accounts receivable – oil and gas	531	208
Accounts receivable – related party	6	19
Prepaid expenses and other current assets	151	150
Total current assets	1,380	1,921

Oil and gas properties:
Oil and gas properties, subject to amortization, net	60,133	58,767
Oil and gas properties, not subject to amortization, net	-	-
Total oil and gas properties, net	60,133	58,767

Other assets	85	85
Investments – cost method	4	4
Total assets	$61,602	$60,777

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$167	$3,380
Accrued expenses	1,611	2,178
Accrued expenses – related parties	-	187
Revenue payable	429	475
Convertible notes payable – Bridge Notes, net of premiums of $113,000 and $113,000, respectively	588	588
Notes payable – Secured Promissory Notes, net of debt discount of $60,000 and $7,800,000, respectively	300	625
Notes payable – Secured Promissory Notes – related party, net of debt discount of $-0- and $1,713,000, respectively	-	134
Total current liabilities	3,095	7,567

Long-term liabilities:
Notes payable – Secured Promissory Notes, net of debt discount of $6,642,000 and $1,861,000, respectively	32,987	19,420
Notes payable – Secured Promissory Notes – related party, net of debt discount of $1,224,000 and $409,000, respectively	5,720	4,721
Notes payable – Subordinated – related party	9,868	8,918
Notes payable – other	4,925	4,925
Accrued expenses	367	-
Accrued expenses – related parties	411	-
Asset retirement obligations	225	189
Total liabilities	57,598	45,740

Commitments and contingencies

Shareholders’ equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and 66,625 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 49,849,297 and 45,236,497 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	50	45
Additional paid-in-capital	99,592	97,163
Accumulated deficit	(95,638)	(82,112)
Non-controlling interests	-	(59)
Total shareholders’ equity	4,004	15,037

Total liabilities and shareholders’ equity	$61,602	$60,777

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2016	2015	2016	2015
Oil and gas sales	$1,218	$1,318	$3,003	$4,593

Operating expenses:
Lease operating costs	512	495	1,190	1,434
Exploration expense	14	165	217	693
Selling, general and administrative expense	597	1,389	3,318	5,672
Impairment of oil and gas properties	-	-	-	1,337
Depreciation, depletion, amortization and accretion	521	1,072	2,320	3,379
Gain on settlement of payables	-	-	(1,282)	-
Total operating expenses	1,644	3,121	5,763	12,515

Gain on sale of oil and gas properties	-	-	-	275
Gain on sale of equity investment	-	-	-	566
Loss from equity method investments	-	-	-	(91)
Operating income (loss)	(426)	(1,803)	(2,760)	(7,172)

Other income (expense):
Interest expense	(3,088)	(3,656)	(10,766)	(10,145)
Other income	-	-	-	40
Gain on debt extinguishment	-	-	-	2,192
Total other expense	(3,088)	(3,656)	(10,766)	(7,913)

Net loss	(3,514)	(5,459)	(13,526)	(15,085)
Less: net loss attributable to non-controlling interests	-	(4)	-	(4)
Net loss attributable to PEDEVCO common shareholders	$(3,514)	$(5,455)	$(13,526)	$(15,081)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.12)	$(0.28)	$(0.37)

Weighted average number of common shares outstanding:
Basic and diluted	49,844,879	44,390,161	48,472,524	40,302,489

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(13,526)	$(15,081)
Net loss attributable to non-controlling interests	-	(4)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,343	3,150
Impairment of oil and gas properties	-	1,337
Depreciation, depletion and amortization	2,320	3,379
Gain on sale of oil and gas properties	-	(275)
Gain on sale of equity investment	-	(566)
Interest expense deferred and capitalized in debt restructuring	5,259	1,152
Gain on settlement of payables	(1,282)	(2,192)
Loss from equity method investments	-	91
Amortization of debt discount	4,638	4,723
Changes in operating assets and liabilities:
Accounts receivable	406	(169)
Accounts receivable - oil and gas	470	1,674
Accounts receivable - oil and gas - related party	-	21
Accounts receivable - related party	13	55
Prepaid expenses and other current assets	(1)	(125)
Accounts payable	(3,213)	(4,184)
Accrued expenses	(2,699)	(48)
Accrued expenses - related parties	224	408
Revenue payable	(46)	(165)
Advances for joint operations	-	(657)
Net cash used in operating activities	(6,094)	(7,476)

Cash Flows From Investing Activities:
Cash paid for drilling costs	(74)	(143)
Proceeds from sale of equity investment	-	500
Net cash provided by (used in) investing activities	(74)	357

Cash Flows From Financing Activities:
Proceeds from notes payable, net of offering costs	6,295	-
Repayment of notes payable	(499)	(863)
Repayment of notes payable – related party	-	(100)
Cash paid for stock repurchase and retirement	(74)	-
Proceeds from issuance of common stock, net of issuance costs	-	2,780
Net provided by financing activities	5,722	1,817

Net decrease in cash	(446)	(5,302)
Cash at beginning of period	1,138	6,675
Cash at end of period	$692	$1,373

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$553	$4,764
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Issuance of restricted common stock for services upon vesting maturity	$2	$-
Issuance of common stock to Bridge Note holders due to conversion	$-	$102
Minority Interest capitalized from Pedco MSL	$(59)	$-
Accrual of oil and gas development costs	$8	$1,943
Changes in estimates of asset retirement obligations	$7	$13
Acquisition of oil and gas properties	$3,587	$-
Issuance of shares for Liberty settlement of payables	$588	$-
Debt discount for warrants from Tranche A debt	$636	$-
Accounts receivable from purchase of oil and gas property	$-	$1,678
Accounts payable from purchase of oil and gas property	$-	$751
Note receivable sold for purchase of oil and gas properties	$-	$5,000
Notes payable - Subordinated assumed as part of purchase of oil and gas properties	$-	$8,353
Issuance of Series A Convertible Preferred Stock for purchase of oil and gas properties	$-	$28,402
Issuance of common stock for purchase of oil and gas properties	$-	$2,734
Issuance of warrants for deferred financing costs	$-	$160

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp., a Nevada corporation; (iii) Pacific Energy Technology Services, LLC, a Nevada limited liability company (owned 70% by us)(which was dissolved in April 2016 with an effective date of December 31, 2015); (iv) Pacific Energy & Rare Earth Limited, a Hong Kong company; (v) Blackhawk Energy Limited, a British Virgin Islands company; (vi) White Hawk Petroleum, LLC, a Nevada limited liability company; (vii) Red Hawk Petroleum, LLC, a Nevada limited liability company; (viii) Pacific Energy Development MSL, LLC (owned 50% by us) (which was dissolved in September 2016) and is included in our consolidated results; (ix) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with the planned reorganization transaction with Dome Energy, Inc. (“Dome Energy”), which was subsequently terminated (which entity was dissolved in April 2016); and (x) White Hawk Energy, LLC, a Delaware limited liability company, formed on January 4, 2016 in connection with the planned reorganization transaction with GOM Holdings, LLC (“GOM”). All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2016 and December 31, 2015, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2016, approximately $385,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 51% of the Company’s total oil and gas revenues for the nine months ended September 30, 2016. Sales to two customers comprised 59% and 11%, respectively, of the Company’s total oil and gas revenues for the nine months ended September 30, 2015. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no significant allowances have been recorded. Included in accounts receivable - oil and gas is $6,000 related to receivables from joint interest owners.

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

The following table describes changes in our asset retirement obligations during the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015
Asset retirement obligations at January 1,	$189	$89
Accretion expense	24	32
Obligations incurred for acquisition	19	87
Obligations settled - assets sold	-	(1)
Changes in estimates	(7)	(15)
Asset retirement obligations at September 30,	$225	$192

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the nine months ended September 30, 2016 and 2015, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 3,024,839 and 2,162,540 potentially issuable shares of common stock related to options, 12,566,079 and 7,753,282 potentially issuable shares of common stock related to warrants and 1,362,950 and 1,248,638 potentially issuable shares of common stock related to the conversion of Bridge Notes, due to their anti-dilutive effect for the nine months ended September 30, 2016 and 2015, respectively.

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

NOTE 4 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2016:

	December 31,				September 30,
	2015	Additions	Disposals	Transfers	2016
Oil and gas properties, subject to amortization	$64,655	$3,650	$-	$-	$68,305
Oil and gas properties, not subject to amortization	-	-	-	-	-
Asset retirement costs	137	12	-	-	149
Accumulated depreciation, depletion and impairment	(6,025)	(2,296)	-	-	(8,321)
Total oil and gas assets	$58,767	$1,366	$-	$-	$60,133

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2016 and 2015, amounted to $512,000 compared to $1,064,000 and $2,296,000 compared to $3,345,000, respectively. The Company did not record any impairment expense for unproved leasehold costs for the nine months ended September 30, 2016. The Company did not record any impairment of properties subject to amortization for the nine months ended September 30, 2016. The Company recorded impairment expense of $1,337,000 for all unproved leasehold costs for the nine months ended September 30, 2015, as a result of a revision of management’s plans to our re-leasing program due to the decrease in commodity pricing.

Acquisition of Properties from Dome Energy, Inc.

During the nine months ended September 30, 2016, net additions to oil and gas properties subject to amortization were $3,650,000, comprised of the development of the Company’s oil and gas properties of $82,000 and drilling costs related to the acquisition of oil and gas properties of $3,568,000 with respect to eight non-operated wells drilled and completed by a third party operator.

On November 19, 2015, the Company entered into a Letter Agreement with certain parties including Dome Energy AB and its wholly-owned subsidiary Dome Energy, Inc. (collectively “Dome Energy”), pursuant to which Dome Energy agreed to acquire the Company’s interests in these eight wells and fully fund the Company’s proportionate share of all the corresponding working interest owner expenses with respect to these eight wells. The Company assigned its interests in these wells to Dome Energy effective November 18, 2015, and Dome Energy assumed all amounts owed for the drilling and completion costs corresponding to these interests acquired from the Company.

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

The Aral Restructuring was consummated on May 20, 2015, upon which date the A6 Promissory Note was converted into 23,182,880 shares of common stock of Caspian Energy. In addition, on the date of conversion of the A6 Promissory Note, Mr. Frank Ingriselli, our Chairman and former Chief Executive Officer, was appointed as a non-executive director of Caspian Energy and currently serves as its Chairman of the Board of Directors.

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

In connection with the Company’s May 2016 debt restructuring as more fully described below in Note 8, the Company entered into a new Call Option Agreement with GGE, dated May 12, 2016 (the “GGE Option Agreement”), pursuant to which the Company provided GGE an option to purchase the 23,182,880 common shares of Caspian Energy upon payment of $100,000 by GGE to the Company. The option expires on May 12, 2019, which is the maturity date of the debt evidenced by that certain Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, and May 12, 2016, issued by the Company to RJ Credit LLC (“RJC” and the “RJC Junior Note”), as described below. The $100,000 option is classified as part of other current assets as of September 30, 2016.

NOTE 6 – ACCOUNTS RECEIVABLE

On November 19, 2015, the Company entered into a Letter Agreement with Dome Energy pursuant to which Dome Energy agreed to acquire the Company’s interests in eight wells drilled by a third party operator and fully fund the Company’s proportionate share of all the corresponding working interest owner expenses with respect to these eight wells. The Company assigned its interests in these wells to Dome Energy effective November 18, 2015, and Dome Energy assumed all amounts owed for the drilling and completion costs of $3,851,000 corresponding to these interests acquired from the Company. Dome Energy also agreed to pay an additional $250,000 to the Company in the event the anticipated merger with Dome Energy was not consummated. In connection with the assignment of these well interests to Dome Energy, Dome Energy issued a contingent promissory note to the Company, dated November 19, 2015 (the “Dome Promissory Note”), with a principal amount of $250,000, which note was due and payable to the Company on December 29, 2015, upon the termination of the anticipated merger with Dome Energy. To guarantee payment of the Dome Promissory Note, Dome Energy deposited $250,000 into an escrow account. During the nine month period ending September 30, 2016, the Company collected this receivable of $250,000 related to this transaction.

On March 24, 2015, Red Hawk and Dome Energy entered into a Service Agreement (the “Service Agreement”), pursuant to which Red Hawk agreed to provide certain human resource augmentation and accounting services to Dome Energy, of which $156,000 remained due and payable by Dome Energy to Red Hawk as of December 31, 2015. On March 29, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Dome Energy and certain of its affiliated entities, pursuant to which the Company and Dome Energy agreed to terminate and cancel the Service Agreement and settle and resolve a number of outstanding matters, with Dome Energy agreeing to pay to Red Hawk $50,000 on May 2, 2016, in full satisfaction of the amounts due under the Service Agreement, with all remaining amounts owed forgiven by Red Hawk. As of September 30, 2016, the receivable is still due from Dome Energy for $50,000, which amount is owed to Red Hawk as a part of the Settlement Agreement. As of December 31, 2015, the receivable due from Dome Energy totaled $406,000. During the nine months ended September 30, 2016, the net receivable created by the Dome Promissory Note due from Dome Energy to the Company was reduced to zero by (i) the collection of the $250,000 as described above, (ii) forgiveness by the Company of $106,000 due from Dome Energy pursuant to the Settlement Agreement, and (iii) the recording of an allowance of $50,000 as a doubtful account (which was recognized as bad debt expense in selling, general and administrative expense on the Company’s income statement).

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

Settlement Agreement with MIEJ

On February 19, 2015, the Company entered into a Settlement Agreement with MIEJ, the 80% partner in Condor and the lender under that certain Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, in the principal amount of $6,170,065 (the “MIEJ Note”). The Settlement Agreement and related agreements for the disposition of the Company’s interest in Condor contained the following terms:

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

●
The Company’s employees were removed as officers of Condor, and the Company agreed to assist with Condor’s accounting and audits and perform joint interest billing accounting for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month thereafter, pro-rated for partial months, through August 2015;

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

The Company recognized a gain on sale of equity investments during the nine months ended September 30, 2015 in the amount of $566,000.

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

Pursuant to letter agreements and amendments thereto entered into with the holders of the Senior Notes on August 28, 2015, January 29, 2016, March 7, 2016 and April 1, 2016, certain of the holders agreed to, among other things, (i) defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring from August 2015 through April 2016; and (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them from August 2015 to April 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued. The purpose of these deferrals was to provide the Company with temporary relief from cash requirements to fully-focus and execute upon its contemplated business combinations.

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

During the nine months ended September 30, 2016, there were no payments made to reduce the outstanding principal due under the Initial Notes, however, such Notes were restructured as described below.

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

●
The Company capitalized all accrued and unpaid interest under the Tranche B Notes as a term loan with an aggregate outstanding principal balance as of May 12, 2016 equal to $39,065,000 (as of September 30, 2016, the aggregate outstanding principal balance is $41,010,000).The Tranche B Notes mature on June 11, 2019 except for the Tranche B Note issued to RJC, which matures on July 11, 2019;

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

On the Closing Date, the Tranche A Investors loaned the Company their pro rata share of an aggregate of $6,422,000 (the “Initial Tranche A Funding”). The Initial Tranche A Funding net proceeds (amounting to $6,422,000 less legal fees of $127,000) were used by the Company to (i) fund approximately $5.1 million due to a third party operator for drilling and completion expenses related to the acquired working interests in eight wells from Dome Energy, (ii) pay $750,000 of the Company’s past due payables to Liberty (defined below under “Note 10 – Commitments and Contingencies” – “Other Commitments”), (iii) pay $445,000 of unpaid interest payments due to Heartland Bank under its Tranche B Note through February 29, 2016, and (iv) pay fees and expenses of $127,000 incurred in connection with the transactions contemplated by the Amended NPA and related documents.

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

In addition, subject to the terms and conditions of the Amended NPA, RJC agreed to loan to the Company $240,000, within 30 days of the Closing Date and within 30 days of each of July 1, 2016, October 1, 2016 and January 1, 2017 (collectively, the “RJC Fundings” and collectively with the Investor Tranche A Fundings, the “Fundings”), provided that no Event of Default or Default shall exist. The aggregate amount of the RJC Fundings made by RJC under the Amended NPA shall not exceed $960,000 and any Funding repaid may not be re-borrowed. As of September 30, 2016, the Company has received no loan proceeds under this agreement.

To guarantee RJC’s obligation in connection with the RJC Fundings as required under the Amended NPA, GGE entered into a Share Pledge Agreement with the Company, dated May 12, 2016 (the “GGE Pledge Agreement”), pursuant to which GGE agreed to pledge an aggregate of 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 10,000,000 shares of Company common stock), which pledged shares are subject to automatic cancellation and forfeiture based on a schedule set forth in the GGE Share Pledge Agreement, in the event RJC fails to meet each of its RJC Funding obligations pursuant to the Amended NPA. To date, RJC has not met its RJC Funding obligations under the Amended NPA and the Company is entitled to cancel and forfeit 7,500 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 7,500,000 shares of Company common stock) pursuant to the terms of the GGE Pledge Agreement, which shares have not been cancelled as of the date of this filing.

As additional consideration for the entry into the Amended NPA and transactions related thereto, the Company granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3 year term, are transferrable, and are exercisable on a cashless basis at any time at $0.25 per share (as amended), subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT (which additional listing approval was received from the NYSE MKT on June 1, 2016). The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated fair value of the Investor Warrants issued is approximately $707,000 based on the Black-Scholes option pricing model. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $636,000.

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

Additionally, the Company also agreed to (a) provide to the Agent and the Investors a monthly projected general and administrative expense report (the “Projected G&A”) and a monthly comparison report of the Projected G&A provided for the preceding month, with an explanation of any variances, provided that in no event shall such variances exceed $150,000, and (B) pay to the Agent within 2 business days following the end of each calendar month all of the Company’s oil and gas revenue received by the Company during such month (the “Net Revenue Sweep”), less (i) lease operating expenses, (ii) interest payments due to Investors under the New Senior Notes, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved by the Agent (the “G&A Cap”), and (iv) preapproved extraordinary expenses (together the “Monthly Net Revenues”). Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. During the nine months ended September 30, 2016, the Company has paid $499,000 of principal under the Net Revenue Sweep. The amount of interest deferred under the Tranche A Notes as of September 30, 2016 equaled $367,000.

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

All debt discount amounts are amortized using the effective interest rate method. The total amount of the debt discount reflected on the accompanying balance sheet as of September 30, 2016 was $7,926,000. Amortization of debt discount and interest expense was $4,638,000 and $5,715,000 for the nine months ended September 30, 2016, respectively, and was $882,000 and $2,069,000 for the three months ended September 30, 2016, respectively.

Junior Debt Restructuring

On May 12, 2016, the Company entered into an Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”). The Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of May 12, 2016, and add it to the note principal, making the outstanding principal amount of the RJC Junior Note as of May 12, 2016 equal to $9,379,000, (ii) extend the maturity date (“Termination Date”) from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred until payable on the Termination Date, with all future interest amounts deferred being added to the principal on a monthly basis, and (iv) subordinate the RJC Junior Note to the New Senior Notes.

Bridge Note Financing

As of September 30, 2016, the Company had Bridge Notes with an aggregate principal amount of $475,000 remaining outstanding, plus accrued interest of $159,000 and additional payment-in-kind (“PIK”) of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into. Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

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

Additionally, each Amended Bridge Investor entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the Bridge Notes until full repayment of certain senior notes. The Subordination and Intercreditor Agreements also prohibit the Company from repaying the Bridge Notes until certain senior notes have been paid in full, except that we are allowed to repay the Bridge Notes from net proceeds received from the sale of common or preferred stock (i) in calendar year 2014 if such net proceeds received in such calendar year exceeds $35,000,000, (ii) in calendar year 2015 if such net proceeds received in such calendar year exceeds $50,000,000, and (iii) in calendar year 2016 if such net proceeds actually received in such calendar year exceeds $50,000,000, none of which has occurred to date. The interest expense related to these notes for the three and nine months ended September 30, 2016 and 2015 was $15,000 compared to $14,000 and $43,000 compared to $43,000, respectively.

The unamortized debt premium on the Convertible Bridge Notes as of September 30, 2016 and December 31, 2015, was $113,000.

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, as amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ.

In February 2015, the Company and PEDCO entered into a Settlement Agreement with MIEJ (the “MIEJ Settlement Agreement”). As part of the MIEJ Settlement Agreement, the Company entered into a new Secured Subordinated Promissory Note, which extinguished the original MIEJ Note, and reduced the principal amount owed from $6.17 million to $4.925 million (the “New MIEJ Note”). As of September 30, 2016, the amount outstanding under the New MIEJ Note was $4,925,000. The Company recognized a gain on debt extinguishment during the three months ended March 31, 2015 related to these transactions of $2,192,000.

The New MIEJ Note has an interest rate of 10.0%, with no interest due until maturity, is secured by all of the Company’s assets, and is subordinated to the Secured Promissory Notes. MIEJ also agreed to subordinate its note up to an additional $60 million of new senior lending, with any portion of new senior lending in excess of this amount requiring to be paid first to MIEJ until the New MIEJ Note is paid in full. Further, for every $20 million in new senior lending the Company raises, MIEJ shall be paid all interest and fees accrued to date on the New MIEJ Note. The New MIEJ Note was due and payable on March 8, 2017, subject to automatic extensions upon the occurrence of a Long Term Financing or PEDEVCO Senior Lending Restructuring (each as defined below), which as described below has occurred to date.

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

In the event the Secured Promissory Notes are not refinanced, restructured or extended by the existing Investors, the maturity of both the New MIEJ Note and the Secured Promissory Notes may be extended to no later than March 8, 2019, without requiring the consent of MIEJ. However, (i) any such maturity extension of the New MIEJ Note will give MIEJ the right to convert the note into our common stock as described above, commencing on March 8, 2017, and (ii) such extension agreement must provide that MIEJ is paid all interest and fees accrued on the New MIEJ Note as of March 8, 2018. The New MIEJ Note may be prepaid any time without penalty.

As a result of the Company’s May 2016 senior debt restructuring pursuant to the Amended NPA (as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” – “2016 Senior Note Restructuring”), the maturity date of the New MIEJ Note has automatically been extended to March 8, 2019 and MIEJ has the Right of Conversion (described above) beginning on March 8, 2017.

The interest expense related to this note for the three and nine months ended September 30, 2016 and 2015 was $123,000 compared to $41,000 and $371,000 compared to $367,000, respectively.

For financial reporting purposes, MIEJ was considered a related party for all periods presented prior to the MIEJ Settlement Agreement signed in February 2015. After that date, MIEJ was no longer considered a related party.

Related Party Financings

Subordinated Note Payable Assumed

In 2015, the Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the GGE Acquired Assets. The amount outstanding as of September 30, 2016 equaled $9,868,000. The lender under the subordinated note payable is RJC, which is one of the lenders under the Senior Notes and is an affiliate of GGE. The note was originally due and payable on December 31, 2017. The assumed note payable is subordinate and subject to the terms and conditions of the Senior Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000. Should the Company repay the Senior Notes or replace them with secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

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

The interest expense related to this note for the three and nine months ended September 30, 2016 and 2015 was $297,000 compared to $74,000 and $858,000 compared to $430,000, respectively.

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

For the nine-month period ended September 30, 2016, interest deferred and capitalized since May 12, 2016, under Amendment No. 2 to the Note amounted to $488,000 and amounted to a total deferred of $950,000 since January 1, 2016. The outstanding principal amount of the RJC Junior Note as of September 30, 2016 was equal to $9,868,000.

NOTE 9 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the nine months ended September 30, 2016 and 2015.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Changes in deferred income tax assets as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2016	2015
Deferred Tax Assets (Liabilities)
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$212	$1,863
Net operating losses	3,450	4,131
Impairment – oil and natural gas properties	-	(1,122)
Other	438	753
Total deferred tax asset	4,100	5,625

Less: valuation allowance	(4,100)	(5,625)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at September 30, 2016. The net change in the total valuation allowance for the nine months ended September 30, 2016 was an increase of $4,100,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2016, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor were any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through September 30, 2016.

As of September 30, 2016, the Company had gross net operating loss carryforwards (“NOLs”) of approximately $123,116,000 of which $49,922,000 are subject to limitations for federal and state tax purposes. If not utilized, these losses will begin to expire beginning in 2032 and 2023, respectively, for both federal and state purposes.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Lease

In May 2016, the Company entered into a lease addendum to the original lease agreement signed in July 2012, as amended, which extends the term of the lease by an additional one year, now ending in July 2017, for its corporate office space located in Danville, California. The obligation under this one year lease extension for the remainder of 2016 and the first seven months of 2017 is $47,000.

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

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production. In the D-J Basin Asset, 5 net acres are due to expire during the three months remaining in 2016 (4,602 net acres did expire during the nine months ended September 30, 2016), 584 net acres expire in 2017, 392 net acres expire in 2018, 127 net acres expire in 2019, and 1,290 net acres expire thereafter. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. In March 2015, the Company fully impaired its unproved leasehold costs based on management’s revised re-leasing program, however, it continues to retain its rights to the unexpired leases.

Other Commitments

On December 18, 2015, a complaint was filed against Red Hawk, our wholly-owned subsidiary, in the District Court, County of Weld, State of Colorado (Case Number: 2015CV31079) (the “Court”), pursuant to which Liberty Oilfield Services, LLC (“Liberty”) made various claims against Red Hawk in connection with certain completion services provided by Liberty to Red Hawk in November and December 2014, and accrued in accounts payable as of December 31, 2014. The complaint alleges causes of action for foreclosure of lien, breach of contract, quantum meruit and account stated, and seeks payment of amounts allegedly owed, pre- and post-judgment interest, attorneys’ fees and court costs in connection with Red Hawk’s alleged failure to pay Liberty approximately $2.9 million in fees due for completion services provided by Liberty. On May 12, 2016, the Company and Liberty entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of the Company’s restricted common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million. As a result of the settlement, the Company recognized a gain on settlement of payables of $1,282,000 during the three and nine months ended September 30, 2016.

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

NOTE 11 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At September 30, 2016, the Company was authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 66,625 shares have been designated “Series A Convertible Preferred Stock” (the “Series A Preferred”).

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

However, following the October 7, 2015, approval of the Company shareholders of the issuance of shares of common stock upon the conversion of the Series A Preferred, the Series A Preferred features have been modified as follows:

●
the Series A Preferred ceased accruing dividends and all accrued and unpaid dividends have been automatically forfeited and forgiven; and

●
the liquidation preference of the Series A Preferred has been reduced to $0.001 per share from $400 per share.

GGE was also subject to a lock-up provision that prohibited it from selling the shares of common stock through the public markets for less than $1 per share (on an as-converted to common stock basis) until February 23, 2016, and in no event may GGE convert shares of Series A Preferred if upon such conversion it would beneficially own more than 9.99% of our outstanding common stock or voting stock.

The Series A Preferred ceased being redeemable on November 23, 2015, per the Series A Certification of Designations, if the Company did not repurchase any shares within nine months of the initial Series A issuance, the Company lost the right to redeem any of the Series A Preferred and the holder also lost the right to force any redemption.

As of September 30, 2016 and December 31, 2015, there were 66,625 shares of the Company’s Series A Preferred outstanding, 7,500 shares of which are subject to cancellation and forfeiture as described further in Note 8 above due to RJC’s failure to meet its RJC Funding obligations under the Amended NPA.

COMMON STOCK

At September 30, 2016, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the nine months ended September 30, 2016, the Company issued shares of common stock or restricted common stock as follows:

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

On May 12, 2016, the Company and Liberty entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of the Company’s restricted common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million. As of December 31, 2015 and March 31, 2016, the Company had accrued $2,620,000 in accounts payable. As a result of the settlement, the Company recognized a gain on settlement of payables of $1,282,000 during the nine months ended September 30, 2016.

On April 15, 2016, there were 45,000 shares of unvested restricted stock forfeited in connection with the termination of an employee.

On April 28, 2016, there were 323,490 total shares repurchased and retired by the Company from two employees to satisfy tax withholding obligations arising from vesting of equity awards at $0.23 per share.

On July 5, 2016, the Company issued 81,290 shares of the Company’s common stock to Mr. Frank C. Ingriselli, the Company’s Chairman, member of the Board of Directors, and former Chief Executive Officer, in connection with the exercise of stock options by Mr. Ingriselli.

As of September 30, 2016, there were 49,849,297 shares of common stock outstanding.

Stock-based compensation expense recorded related to the vesting of restricted stock during the three and nine months ended September 30, 2016 and 2015 was $95,000 compared to $599,000 and $904,000 compared to $2,117,000, respectively. The remaining unamortized stock-based compensation expense at September 30, 2016 related to restricted stock was $154,000.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

As of September 30, 2016, 3,424 shares of common stock granted under the 2003 Stock Option Plan and 2009 Stock Incentive Plan approved when the Company was known as Blast Energy Services, Inc. (“Blast”) remain outstanding and exercisable at a weighted average exercise price of $35.05. No options were issued under these plans during the nine months ended September 30, 2016.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014 and October 7, 2015 to increase by 5,000,000 and 3,000,000, respectively, the number of shares of common stock reserved for issuance under the Plan. A total of 10,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan, of which 6,139,170 shares have been issued as restricted stock, 3,067,000 shares are subject to issuance upon exercise of issued and outstanding options, and 793,830 remain available for future issuance as of September 30, 2016.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of September 30, 2016, options to purchase an aggregate of 310,136 shares of the Company’s common stock and 571,115 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

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

During the three and nine months ended September 30, 2016 and 2015, the Company recognized stock option expense of $22,000 compared to $102,000 and $278,000 compared to $384,000, respectively. The remaining amount of unamortized stock options expense at September 30, 2016, was $33,000.

The intrinsic value of outstanding and exercisable options at September 30, 2016 was $0 and $0, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2015 was $6,000 and $6,000, respectively.

Option activity during the nine months ended September 30, 2016 was:

			Weighted
			Average
		Weighted	Remaining
		Average	Contract
	Number of	Exercise	Term
	Shares	Price	(# years)
Outstanding at January 1, 2016	3,058,890	$0.80	4.8
Granted	1,660,000	0.22	4.3
Exercised	(81,290)	0.22	-
Forfeited and cancelled	(328,710)	0.93	-

Outstanding at September 30, 2016	4,308,890	$0.57	4.4

Exercisable at September 30, 2016	3,024,839	$0.66	4.5

Warrants

On May 12, 2016, as consideration for the entry into the Amended NPA, the Company granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3 year term, are transferrable, and are exercisable on a cashless basis at any time at $0.25 per share, subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT (which additional listing approval was received from the NYSE MKT on June 1, 2016). The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated fair value of the Investor Warrants issued is approximately $707,000 based on the Black-Scholes option pricing model. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $636,000.

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Senior Notes. In addition, warrants exercisable for an aggregate of 349,111 shares of the Company’s common stock at an exercise price of $1.50 per share and warrants exercisable for an aggregate of 1,201,004 shares of the Company’s common stock at an exercise price of $0.75 per share previously granted by the Company to certain of the Lenders on September 10, 2015 in connection with prior interest payment deferrals have been amended and restated to provide that all of such warrants are exercisable on a cashless basis and include a Blocker Provision (the “Amended and Restated Warrants”).

During the three and nine months ended September 30, 2016 and 2015, the Company recognized warrant expense of $-0- compared to $19,000 and $-0- compared to $669,000, respectively. The remaining amount of unrecognized warrant expense at September 30, 2016 was $-0-.

The intrinsic value of outstanding as well as exercisable warrants at September 30, 2016 and December 31, 2015 was $-0- and $-0-, respectively.

Warrant activity during the nine months ended September 30, 2016 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2016	7,803,282	$1.78	3.0
Granted	5,962,800	0.25
Exercised	-	-
Forfeited and cancelled	(1,200,003)	4.50

Outstanding at September 30, 2016	12,566,079	$0.80	2.6

Exercisable at September 30, 2016	12,566,079	$0.80	2.6

NOTE 13 – RELATED PARTY TRANSACTIONS

Note Amendments and Warrant Issuances to RJC

See Note 8 for a discussion of certain amendments to the Senior Note and subordinated note held by RJC.

See Note 8 for a discussion of certain warrants issued to RJC by the Company in connection with the amendment of the Senior Note and subordinated note held by RJC.

GGE Acquisition

As a result of the 66,625 restricted shares of the Company’s Series A Convertible Preferred issued to GGE which can be converted into shares of the Company’s common stock on a 1,000:1 basis as described in greater detail in Note 11 above) and the appointment by GGE, and election, of a GGE representative to the Company’s Board of Directors, GGE became a related party to the Company as of that date. The following table reflects the related party amounts for GGE included in the September 30, 2016 balance sheet (in thousands):

As of September 30, 2016
Accounts receivable	$-
Accrued expenses	$(411)
Long-term notes payable - Secured Promissory Notes, net of discount	$(15,588)

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of September 30, 2016 (in thousands):

	Fair Value Measurements at September 30, 2016
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

The Series A Convertible Preferred was valued using the binomial lattice model of which the significant assumptions were the expected term and expected volatility. The binomial lattice model used a probablistic approach in which the Company assigned percentages to each scenario based on the chance of repayment. The percentages used were as follows: the non-repayment scenario was assigned a 25% probability and the repayment scenario was assigned a 75% probability.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the nine months ended September 30, 2016, above.

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

General Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of September 30, 2016, we held approximately 11,556 net D-J Basin acres located in Weld County, Colorado through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of September 30, 2016, we hold interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and currently producing, 25 gross (4.9 net) wells are non-operated and 22 wells have an after-payout interest.

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to continue to opportunistically seek additional acreage proximate to our currently held acreage. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan.

We have listed below the total production volumes and total revenue net to the Company for the three and nine months ended September 30, 2016 and 2015 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis and production realized from our recent D-J Basin Acquisition beginning February 23, 2015 (described in greater detail below in “D-J Basin Asset Acquisition”).

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Oil volume (BBL)	25,617	25,256
Gas volume (MCF)	51,896	112,239
Volume equivalent (BOE) (1)	34,266	43,963
Revenue (000’s)	$1,218	$1,318

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Oil volume (BBL)	74,022	99,093
Gas volume (MCF)	135,111	248,348
Volume equivalent (BOE) (1)	96,541	140,484
Revenue (000’s)	$3,003	$4,623

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Strategy

The majority of our capital expenditure budget for the next twelve months will be focused on the development of our D-J Basin Asset. Our development plan calls for the development of approximately $35.6 million in capital expenditures (of which $5.1 million has been deployed to acquire interests in 2.1 net short lateral wells already in 2016) in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 8.5 net wells in our D-J Basin Asset for the next twelve months. We plan to fund our operations and business plan by utilizing projected cash flow from operations, a $26 million debt facility we closed in May 2016, our cash on hand and proceeds from future potential debt and/or equity financings, which may include drilling partnerships. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2016-2017 capital expenditures and/or repay or refinance a portion or all of our outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2017.

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

In order for the Company to move forward with the GOM Merger, it is requiring that GOM improve its financial position, including pay off certain amounts of its accounts payable. On October 19, 2016, GOM notified the Company that it had received funding of approximately $7.5 million that has been deposited into an escrow account and that will be used to pay down its accounts payable once certain funding requirements have been met by GOM. The Company is encouraged by this news as it is a requisite step necessary for closing. The Company and GOM continue to move forward with the merger, which the Company is working to close as soon as possible, subject to satisfaction of closing conditions including possible approval by applicable bankruptcy courts.

At-The-Market Offering

On September 29, 2016, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with National Securities Corporation (“NSC”), a wholly owned subsidiary of National Holdings Corporation (NasdaqCM:NHLD), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $2,000,000 (the “Shares”) from time to time, as the Company deems prudent, through NSC (the “Offering”). Also, on September 29, 2016, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering (the “Prospectus Supplement”) under its existing shelf registration statement, which became effective on November 5, 2013 (File No. 333-191869). Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, NSC may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE MKT, on any other existing trading market for the Company’s common stock or sales made to or through a market maker. With the Company’s prior written approval, NSC may also sell the Shares by any other method permitted by law, including in negotiated transactions. The Company may elect not to issue and sell any Shares in the Offering and the Company or NSC may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. NSC will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the NYSE MKT. The Company has agreed to pay NSC commissions for its services in acting as agent in the sale of the Shares in the amount equal to 3.0% of the gross sales price of all Shares sold pursuant to the Agreement. The Company also agreed to pay various expenses in connection with the offering, including reimbursing up to $30,000 of NSC’s legal fees, which is to be paid in three (3) installments as follows: (a) $10,000 on the date of the parties’ entry into the Sales Agreement, (b) $10,000 on the date that is thirty (30) days from the date of the Sales Agreement, and (c) the balance due (not to exceed $10,000) on the date that is sixty (60) days from the date of the Sales Agreement. The Company has also agreed to provide NSC with customary indemnification and contribution rights. The Company intends to use the net proceeds from the offering, if any, to fund development and for working capital and general corporate purposes, including general and administrative purposes. The Company is not obligated to make any sales of common stock under the Sales Agreement, and no assurance can be given that the Company will sell any shares under the Sales Agreement, or, if it does, as to the price or amount of Shares that it will sell, or the dates on which any such sales will take place. As of the date of this filing, the Company has issued and sold no shares in the Offering.

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

Comparison of the Three Months Ended September 30, 2016 with the Three Months Ended September 30, 2015

Oil and Gas Revenue. For the three months ended September 30, 2016, we generated a total of $1,218,000 in revenues from the sale of oil and gas, compared to $1,318,000 for the three months ended September 30, 2015. The decrease of $100,000 was primarily due to a small decline in production from our oil and gas assets (this decline was a result of the natural decline in production from these wells).

Lease Operating Expenses. For the three months ended September 30, 2016, lease operating expenses associated with our oil and gas properties were $512,000, compared to $495,000 for the three months ended September 30, 2015, an increase of $17,000.

Exploration Expense. For the three months ended September 30, 2016, exploration expense was $14,000, compared to $165,000 for the three months ended September 30, 2015. The decrease of $151,000 was primarily due to less exploration activity undertaken by the Company in the current period due to price volatility in the oil markets and capital constraints.

Selling, General and Administrative Expenses. For the three months ended September 30, 2016, selling, general and administrative (“SG&A”) expenses were $597,000, compared to $1,389,000 for the three months ended September 30, 2015. The decrease of $792,000 was primarily due to decreases in stock compensation expense, as well as payroll, as shown in the table below. The components of SG&A expenses are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended September 30,		Increase/
(in thousands)	2016	2015	(Decrease)
Payroll and related costs	$264	$461	$(197)
Stock-based compensation expense	117	701	(584)
Legal fees	31	22	9
Accounting and other professional fees	115	78	37
Insurance	28	20	8
Travel and entertainment	5	17	(12)
Bad debt expense	-	-	-
Office rent, communications and other	37	90	(53)
	$597	$1,389	$(792)

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended September 30, 2016, DD&A costs were $521,000, compared to $1,072,000 for the three months ended September 30, 2015. The $551,000 decrease was primarily the result of lower depletion rates after receiving an updated reserve report on June 1, 2016 (which included additional reserves acquired with the interests in eight (8) non-operated wells re-acquired from Dome Energy in March 2016), and lower production volumes due to a natural decline in well production.

Total Other Expense. For the three months ended September 30, 2016, total other expense was $3,088,000, compared to $3,656,000 for the three months ended September 30, 2015. The decrease in total other expense was primarily due to a decrease in amortized debt discount included in interest expense during the three months ended September 30, 2016 compared to the prior year’s period, offset slightly by the increase in monthly interest due as the principal balance of the debt increased.

Net Loss Attributable to PEDEVCO Common Stockholders. For the three months ended September 30, 2016, net loss attributable to PEDEVCO common stockholders was $3,514,000, compared to a net loss attributable to PEDEVCO common stockholders of $5,455,000 for the three months ended September 30, 2015. The decrease in net loss of $1,941,000 was primarily due to lower SG&A expenses, lower DD&A, and a decrease in interest expenses (as described above).

Comparison of the Nine Months Ended September 30, 2016 with the Nine Months Ended September 30, 2015

Oil and Gas Revenue. For the nine months ended September 30, 2016, we generated a total of $3,003,000 in revenues from the sale of oil and gas, compared to $4,593,000 for the nine months ended September 30, 2015. The decrease of $1,590,000 was primarily due to a decline in production from our oil and gas assets and a reduction in crude oil prices. This volume decline was a result of a natural decline in well production, periodic wells being shut-in and the Loomis wells being put on line in December 2014 which yielded higher production in the nine months ending September 30, 2015 relative to the their production in 2016 (due to the natural decline in production from these wells).

Lease Operating Expenses. For the nine months ended September 30, 2016, lease operating expenses associated with our oil and gas properties were $1,190,000, compared to $1,434,000 for the nine months ended September 30, 2015. The decrease of $244,000 was primarily due to lower variable lease operating expenses associated with the lower volume resulting from the natural decline in well production and periodic wells being shut-in.

Exploration Expense. For the nine months ended September 30, 2016, exploration expense was $217,000, compared to $693,000 for the nine months ended September 30, 2015. The decrease of $476,000 was primarily due to less exploration activity undertaken by the Company in the current period due to price volatility in the oil markets and capital constraints.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2016, SG&A expenses were $3,318,000, compared to $5,672,000 for the nine months ended September 30, 2015. The decrease of $2,354,000 was primarily due to a decrease in stock compensation expense, as well as cost reductions in various other areas as shown in the table below. The components of SG&A expenses are summarized below (amounts in thousands):

	For the Nine Months Ended
	September 30,		Increase/
(in thousands)	2016	2015	(Decrease)
Payroll and related costs	$1,056	$1,421	$(365)
Stock-based compensation expense	1,343	3,150	(1,807)
Legal fees	81	192	(111)
Accounting and other professional fees	378	398	(20)
Insurance	78	70	8
Travel and entertainment	14	66	(52)
Bad debt expense	156	-	156
Office rent, communications and other	212	375	(163)
	$3,318	$5,672	$(2,354)

Impairment of Oil and Gas Properties. For the nine months ended September 30, 2016, impairment of oil and gas properties was $-0-, compared to $1,337,000 for the nine months ended September 30, 2015. All of our unproved leasehold property was impaired in 2015 as a result of a change in drilling plans.

Depreciation, Depletion, Amortization and Accretion. For the nine months ended September 30, 2016, DD&A costs were $2,320,000, compared to $3,379,000 for the nine months ended September 30, 2015. This decrease was primarily the result of lower depletion rates after receiving an updated reserve report on June 1, 2016 (which included additional reserves acquired with the interests in eight (8) non-operated wells re-acquired from Dome Energy in March 2016), and lower production volumes due to a natural decline in well production.

Gain on Settlement of Payables. For the nine months ended September 30, 2016, gain on settlement of payables was $1,282,000 compared to a gain of $-0- for the nine months ended September 30, 2015. The gain in 2016 was related to a Settlement Agreement entered into with Liberty for vendor obligations that was recorded in the nine months ended September 30, 2016.

Gain on Sale of Oil and Gas Properties. For the nine months ended September 30, 2016, gain on sale of oil and gas properties was $-0- compared to a gain on sale of oil and gas properties of $275,000 for the nine months ended September 30, 2015. The gain in 2015 was related to a Settlement Agreement entered into with MIE Jurassic Energy Corporation (“MIEJ”) that was recorded in the nine months ended September 30, 2015.

Gain on Sale of Equity Investment. For the nine months ended September 30, 2016, the gain on sale of equity investment was $-0- compared to a gain of $566,000 for the nine months ended September 30, 2015. The gain in 2015 was related to a Settlement Agreement entered into with MIEJ that was recorded in the nine months ended September 30, 2015.

Gain from Equity Method Investments. For the nine months ended September 30, 2016, we had no gain or loss from equity method investments compared to a loss from equity method investments of $91,000 for the nine months ended September 30, 2015, due to the Settlement Agreement entered into with MIEJ that was recorded in the nine months ended September 30, 2015. There is no longer an equity method investment.

Total Other Income (Expense). For the nine months ended September 30, 2016, total other expense was $10,766,000, compared to $7,913,000 for the nine months ended September 30, 2015. The increase in total other expense was primarily due to the one-time gain on debt extinguishment of $2,192,000 related to the Settlement Agreement in the nine months ended September 30, 2015, offset by $621,000 of additional interest expense incurred during the nine months ended September 30, 2016 compared to the prior year’s period (due to an increase in the principal balance of the debt).

Net Loss Attributable to PEDEVCO Common Stockholders. For the nine months ended September 30, 2016, net loss attributable to PEDEVCO common stockholders was $13,526,000, compared to a net loss attributable to PEDEVCO common stockholders of $15,081,000 for the nine months ended September 30, 2015. The decrease in net loss of $1,555,000 was primarily due to lower operating expenses as described above.

Liquidity and Capital Resources

In order to sustain and further develop the Company’s business plan, management determined that (1) it required funding for acquisitions of strategic properties and to execute its drilling plans and (2) its existing debt would be required to be restructured to provide additional time for the Company to pursue accretive acquisitions and oil field development in order to grow the Company and provide the operating cash flows to fully repay its debts. Accordingly, in May 2016, we entered into a new debt facility of approximately $25 million to be used solely to fund drilling and completion costs, and also deferred principal and interest payments of an aggregate of approximately $39 million from short-term to long-term liabilities. In connection with the new debt facility (described in Note 8 to the financial statements included above), all Net Revenue produced each month over and above a $150,000 G&A budget is used for debt repayment. “Net Revenue” is defined as all oil and gas revenue received by the Company and its subsidiaries less (i) lease operating expenses (which include all expenses chargeable to joint interest billing accounts under applicable joint operating agreements, transportation and processing charges, land owner royalties, ad valorem and severance taxes, and reasonable lease and well-related title, legal, accounting and other professional fees), (ii) interest payments due to the lenders under the new debt facility, payment of which shall not commence until February 2108, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved in writing by the Agent, and (iv) extraordinary expenses that are preapproved in writing. This monthly sweep will use most of the cash generated by our assets, thereby limiting cash generated from our operations for use toward future development and general and administrative expenses.

The Company made an initial draw under the new debt facility of approximately $6.4 million to acquire interests in 8 wells located in the Wattenberg Area of Weld County, Colorado and to pay transaction-related closing costs, accrued interest, and outstanding accounts payable. The Company has access to up to an additional $18.5 million of debt capital available under the new debt facility and notes issued thereunder to fund its drilling and development plans, including approximately 8.5 net wells in our D-J Basin Asset during the period from January 2016 to December 2016 (of which interests in 2.1 net short lateral wells have been acquired already in 2016), which additional draws are available in the lenders’ sole discretion.

To complete the remainder of the $35.6 million planned acquisition and drilling plan (of which $5.1 million has been deployed to acquire interests in 2.1 net short lateral wells already in 2016), the Company will be required to raise an additional $11-12 million from additional sources. There is no assurance that such funds will be available on favorable terms, if at all. If such funds are not available, we plan to use the remaining proceeds under the new debt facility to complete as much of the acquisition and drilling plan as possible and extend the drilling program and associated capital expenditures into 2017.

The Company implemented a cost reduction plan in April 2016 that reduced our general and administrative costs to the $150,000 budgeted amount as required under the new debt facility, primarily through work force reductions and lower professional fees.

The Company maintains additional sources of liquidity including $692,000 of cash on-hand, and existing receivables of $537,000.

As a part of the anticipated GOM Merger, we expect to have additional financial resources and plan to further restructure our existing debt obligations to fund the Company’s drilling plans.

As of December 31, 2015, the Company had a working capital deficit of $5.6 million. Following completion of the new debt facility, we settled a $2,620,000 payable for $750,000; and $4.95 million borrowed as part of the transaction was used to reduce other accrued liabilities. In addition, $588,000 of short-term debt was subordinated to the senior lender and cannot be paid until the senior lender is repaid. As a result, our working capital deficit as of September 30, 2016 was approximately $1.7 million that includes revenue held in suspense, unpaid employee vacation, estimated 2017 taxes, PIK interest, principal and other payables that when due and payable should be covered by our $1.4 million in current assets.

Our future liquidity is limited to the amounts available after the monthly Net Revenue Sweep until such debt is repaid or the terms are modified for alternate payment arrangements. We anticipate that our planned drilling and development activities will provide sufficient cash flow to repay the debt at which time we will no longer be subject to the Monthly Sweep. Availability of the remaining funds under the new debt facility are subject to the discretion of the lender and our results from initial drilling activities.

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

Financial Summary

We had total current assets of $1.4 million as of September 30, 2016, including cash of $0.7 million, compared to total current assets of $1.9 million as of December 31, 2015, including a cash balance of $1.1 million.

We had total assets of $61.6 million as of September 30, 2016 compared to $60.8 million as of December 31, 2015. Included in total assets as of September 30, 2016 and December 31, 2015, were $60.1 million and $58.8 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $-0-, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $57.6 million as of September 30, 2016, including current liabilities of $3.1 million, compared to total liabilities of $45.7 million as of December 31, 2015, including current liabilities of $7.6 million.

We had negative working capital of $1.7 million, total shareholders’ equity of $4.0 million and a total accumulated deficit of $95.6 million as of September 30, 2016, compared to negative working capital of $5.6 million, total shareholders’ equity of $15.0 million and a total accumulated deficit of $82.1 million as of December 31, 2015.

Cash Flows From Operating Activities. We had net cash used in operating activities of $6,094,000 for the nine months ended September 30, 2016, which was a decrease in cash used of $1,382,000 compared to the prior year’s period net cash used of $7,476,000. This decrease was primarily due to a lower net loss.

Cash Flows From Investing Activities. We had net cash used in investing activities of $74,000 for the nine months ended September 30, 2016, which was a decrease in cash available of $431,000 compared to $357,000 of net cash provided by investing activities for the prior year’s period. This change was primarily due to proceeds from the sale of an equity investment in the prior year during the nine months ended September 30, 2015.

Cash Flows From Financing Activities. We had net cash provided by financing activities of $5,722,000 for the nine months ended September 30, 2016, which was an increase of $3,905,000 compared to $1,817,000 of net cash provided by financing activities for the prior year’s period. This change was primarily a result of the proceeds from notes payable in the current period.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

We are required to complete a reverse stock split of our issued and outstanding common stock prior to May 3, 2017, in order to continue to trade our common stock on the NYSE MKT.

On November 3, 2016, we were notified by the NYSE MKT that our common stock had been selling for a low price per share (i.e., under $0.20 per share), for a substantial period of time, and that our continued listing on the NYSE MKT was predicated on us completing a reverse stock split of our issued and outstanding common stock by May 3, 2017. Pursuant to the rules of the NYSE MKT, if an issuer’s common stock sells at what the NYSE MKT considers a “low selling price” (generally trading below $0.20 per share for an extended period of time) and the issuer fails to correct this via a reverse split after notification by the NYSE MKT (provided that issuers can also be delisted if any shares of the issuer trade below $0.06 per share), the NYSE MKT may delist the securities of such issuer. The NYSE MKT also advised us that we were ‘below compliance’ with applicable NYSE MKT listing standards due to the low trading price of our common stock and that a ‘.BC’ indicator would be affixed to our trading symbol until such time as we regained compliance with the NYSE MKT’s listing standards. In the event we fail to receive stockholder approval for a reverse stock split at our 2016 annual meeting of stockholders which will take place on December 28, 2016, or any meeting convened thereafter, and/or in the event we fail to effect a reverse stock split by May 3, 2017, the NYSE MKT may delist our common stock. If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations. In addition, delisting from the NYSE MKT might negatively impact our reputation and, as a consequence, our business. Finally, if we were delisted from the NYSE MKT and are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements, which may delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and could increase the expenses of any offering.

                The closing of the GOM merger is subject to various risks and closing conditions and such planned transaction may not occur on a timely basis, if at all.

                The GOM merger is subject to various closing conditions as set forth in greater detail in the GOM Merger Agreement. Additionally, the Company is aware that the parent company of GOM has experienced significant liquidity problems, is currently under investigation by the U.S. Securities and Exchange Commission and the Justice Department, is currently taking steps to liquidate its assets, including the assets subject to the GOM merger, has filed for Bankruptcy protection, and certain of its assets are also subject to separate Bankruptcy proceedings initiated by certain creditors. Any one of these circumstances may delay the closing of the GOM merger or prevent certain closing conditions associated therewith from occurring, which in turn could prevent the merger from closing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances/Grants of Unregistered Securities

None.

Issuances/Grants of Registered Securities

On July 5, 2016, the Company issued 81,290 shares of common stock to Mr. Frank C. Ingriselli, the Company’s former Chief Executive Officer and President, and current Chairman and member of the Company’s Board of Directors, in connection with the cashless net exercise of options to purchase 280,000 shares of common stock issued under the Company’s 2012 Equity Incentive Plan, as amended.

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

PEDEVCO Corp.

November 9, 2016	By:	/s/ Michael L. Peterson
Michael L. Peterson
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 9, 2016	By:	/s/ Gregory L. Overholtzer
Gregory L. Overholtzer
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date	File Number
3.1	Amendment to Bylaws (October 21, 2016)	8-K	3.1	October 21, 2016	001-35922
10.1	At Market Issuance Sales Agreement, dated September 29, 2016, by and among PEDEVCO CORP. and National Securities Corporation	8-K	1.1	September 29, 2016	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.