Form 10-K
period 2016-12-31
PEDEVCO CORP
filed 2017-03-27
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 based upon the closing price reported on such date was approximately $12,094,000. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2016, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 22, 2017, 54,931,117 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

Forward Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS “BELIEVES,” “EXPECTS,” “ANTICIPATES,” “INTENDS,” “PROJECTS,” “ESTIMATES,” “PLANS,” “MAY INCREASE,” “MAY FLUCTUATE” AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS “SHOULD”, “WOULD”, “MAY” AND “COULD” ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING “RISK FACTORS.” ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2016. AS USED HEREIN, THE “COMPANY,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO PEDEVCO CORP. (D/B/A PACIFIC ENERGY DEVELOPMENT), WHICH WAS KNOWN AS BLAST ENERGY SERVICES, INC. UNTIL JULY 30, 2012, AND ITS WHOLLY-OWNED AND PARTIALLY-OWNED SUBSIDIARIES, BLAST AFJ, INC. PACIFIC ENERGY DEVELOPMENT CORP., CONDOR ENERGY TECHNOLOGY LLC (UNTIL DIVESTED EFFECTIVE JANUARY 1, 2015), WHITE HAWK PETROLEUM, LLC (DISSOLVED EFFECTIVE NOVEMBER 30, 2016), PACIFIC ENERGY TECHNOLOGY SERVICES, LLC (DISSOLVED EFFECTIVE DECEMBER 31, 2015), PACIFIC ENERGY & RARE EARTH LIMITED, BLACKHAWK ENERGY LIMITED, RED HAWK PETROLEUM, LLC, PACIFIC ENERGY DEVELOPMENT MSL LLC (DISSOLVED EFFECTIVE SEPTEMBER 30, 2016), WHITE HAWK ENERGY, LLC, AND PEDEVCO ACQUISITION SUBSIDIARY, INC. (DISSOLVED EFFECTIVE APRIL 26, 2016), UNLESS OTHERWISE STATED.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;

●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	planned combination transaction with GOM Holdings, LLC; and
●	estimated future reserves and the present value of such reserves; and plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Available Information

We are subject to the information and reporting requirements of the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

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

Business Operations

Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of December 31, 2016, we held approximately 11,538 net D-J Basin acres located in Weld County, Colorado through our wholly-owned subsidiary Red Hawk Petroleum, LLC (“Red Hawk”), which acreage is located in the Wattenberg and Wattenberg Extension areas of the D-J Basin, which we refer to as our “D-J Basin Asset.” As of December 31, 2016, we hold interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 25 gross (4.9 net) wells are non-operated, and 22 wells have an after-payout interest. During the quarter-ended December 31, 2016, the Company produced an average of approximately 1,232 gross (272 net) barrels of oil equivalent per day (“BOEPD”) from its D-J Basin Asset.

In February 2015, the Company sold to MIE Jurassic Energy Corp. (“MIEJ”), its then 80% partner in Condor Energy Technology LLC (“Condor”), the Company’s (i) 20% interest in Condor, and (ii) approximately 972 net acres and interests in three wells located in the Company’s legacy, non-core Niobrara acreage located in Weld County, Colorado, that were directly held by the Company in Condor-operated wells. The assets sold included working interests in five Condor-operated wells that produced approximately 26 barrels of oil per day, net to the Company’s interest, as of February 2015, as well as approximately 2,300 net acres to the Company’s interest in non-core Niobrara areas. The Company and MIEJ also agreed to aggregate and restructure all liabilities owed by the Company to MIEJ and Condor, reducing our debt outstanding with MIEJ and Condor from approximately $9.4 million to $4.925 million, revising and extending the terms of the outstanding debt due to MIEJ, and reducing our senior debt by $500,000 through MIEJ’s direct repayment of principal due to our senior lenders. See greater details regarding this transaction below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note.”

Also in February 2015, we expanded our D-J Basin position through the acquisition of additional acreage from Golden Globe Energy (US), LLC (“GGE”), which acquisition we refer to as the GGE Acquisition, which included approximately 12,977 additional net acres in the D-J Basin located almost entirely within Weld County, Colorado, including acreage located in the prolific Wattenberg core area, and interests in 53 gross wells with an estimated then-current net daily production of approximately 500 Boepd as of February 7, 2015. The majority of these assets were originally conveyed to GGE’s predecessor-in-interest, RJ Resources Corp., by us in March 2014 in connection with our acquisition of substantially all of the acreage, well interests and operations of Continental Resources, Inc. (“Continental”) located in the D-J Basin (the “Continental Acquisition”), and are now included in our D-J Basin Asset. As partial consideration paid by the Company to GGE in the GGE Acquisition, the Company provided GGE with a one-year option to acquire all of the Company’s interests in Caspian Energy Inc., an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange that holds exploration and production assets in Kazakhstan (“Caspian Energy”), comprised of 23,182,880 shares of common stock of Caspian Energy, for an option exercise price of $100,000. The option provided to GGE was not exercised and has expired, but was reissued to GGE in connection with the restructuring of certain junior debt of the Company held by GGE’s affiliates in May 2016, with the option now expiring May 12, 2019, as described in greater detail below under “Recent Developments” – “Junior Debt Restructuring.”

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

On April 25, 2016, the Company entered into Amendment No. 2 to the GOM Merger Agreement (the “Amendment No. 2”) with White Hawk and GOM, which further amends the GOM Merger Agreement in order to provide GOM additional time to meet certain closing conditions contemplated by the GOM Merger Agreement. Pursuant to Amendment No. 2, the parties agreed to remove the deadline for closing the merger and work expeditiously in good faith toward closing.

In order for the Company to move forward with the GOM Merger, it is requiring that GOM improve its financial position, including pay off certain amounts of its accounts payable. The Company and GOM continue to move forward with the merger, which the Company is working to close as soon as possible, subject to satisfaction of closing conditions including possible approval by applicable bankruptcy courts, provided that the Company is unable to estimate when, if ever, the bankruptcy courts may approve the merger (if and as required), or the estimated timing to close such transaction (see also “The closing of the GOM merger is subject to various risks and closing conditions and such planned transaction may not occur on a timely basis, if at all.”, below under “Part I” – “Item 1A. Risk Factors”).

We have listed below the total production volumes and total revenue net to the Company for the years ended December 31, 2016, 2015, and 2014 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis.

	For the Years Ended December 31,
	2016	2015	2014
Oil
Total Production (Bbls)	92,966	117,365	57,753
Average sales price (per Bbl)	$ 36.98	$ 41.13	$ 80.06
Natural Gas:
Total Production (Mcf)	168,555	343,967	94,981
Average sales price (per Mcf)	$1.98	$ 1.54	$ 5.42
Oil Equivalents:
Total Production (Boe) (1)	121,058	174,693	73,583
Average Daily Production (Boe/d)	332	479	202
Average Production Costs (per Boe)(2)	$ 10.42	$ 6.63	$ 15.78
_________________________

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

(2)	Excludes ad valorem and severance taxes.

Business Strategy

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next twelve months will be focused on the development of our D-J Basin Asset. Our development plan calls for the development of approximately $11.1 million in capital expenditures in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 3.3 net wells in our D-J Basin Asset in 2017. We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through National Securities Corporation under our current “at the market offering,” and approximately $18.0 million gross available under our current senior debt facility will be sufficient to fund our drilling plans and our operations in 2017, noting that the advancement of all or any portion of the approximately $18.0 million gross available under our current senior debt facility is in the sole and absolute discretion of the senior lenders and no senior lender is obligated to fund all or any part of the requested funding (See “Part I, Item 1. Business” — “Recent Developments” — “Senior Debt Restructuring” and “Part I” – “Item 1A. Risk Factors”, including “Our Tranche A Notes and Tranche B Notes include various covenants, reduces our flexibility, increases our interest expense and may adversely impact our operations and our costs.”). In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2017 capital expenditures and/or repay or refinance a portion or all of our outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2018. The availability of additional borrowings under the senior debt facility is subject to the Company providing matching funds for all amounts borrowed, which additional borrowed funds may only be used to fund development costs.

During 2016, the Company has focused on growth opportunities, while addressing the expected liquidity requirements arising from a significant decrease in oil and gas prices. The Company had the following significant events:

●
Closed a new $25.96 million delayed draw term loan facility in May 2016, which funds are primarily to be used for funding the development of new wells in the D-J Basin Asset, and of which $6.4 million was drawn to fund drilling and completion costs related to 8 additional wells located in the D-J Basin Asset.

●
Restructured the Company’s previously outstanding senior debt in May 2016, capitalizing all accrued and unpaid interest and extending the maturity to June 11, 2019, with no payments due until after the new delayed draw term loan facility has been paid off.

●
Implemented general and administrative cost savings strategies (excluding non-cash items) which resulted in reducing annual cash-based general and administrative costs from approximately $3,360,000 in 2015 to $2,436,000 in 2016, with a current run-rate of approximately $1,800,000 at the beginning of 2017.

●
Continued to move forward with our business combination with GOM, which, if consummated, is expected to result in significant additional proved reserves production, and provide greater resources to raise capital (see “Part I” – “Item 1A. Risk Factors”, including “The closing of the GOM merger is subject to various risks and closing conditions and such planned transaction may not occur on a timely basis, if at all”, and other GOM Merger-related risk factors).

Management is continually reviewing the recoverability of its oil and gas assets given the reduction of crude oil and natural gas prices during the year. Over the course of the year, we have identified acreage that we believe has a low probability of development in the near future and have not renewed such leases where appropriate and impaired the values as necessary. We believe that a significant portion of the effects of lower crude oil prices are now being offset by the continuing reduction of drilling and completion, collection, selling and LOE costs. We believe the leases we currently plan to develop in our 2017 development plan continue to be economic due to our estimates of total recoverable reserves, expected production rates and the continued reduction in development and operational costs through this year. The recoverability of our oil and gas assets is dependent on our ability to secure sufficient funds to develop our properties. If we are unable to have access to our credit facilities or alternative financing transactions, and crude oil prices stay at their current prices or go lower or if the new development and operational costs do not hold or such costs return to higher levels, Company management may deem it appropriate in the future to impair certain of our oil and gas properties in the event we determine we will not be able to fully develop our drilling program.

The following chart reflects our current organizational structure:

 *Represents percentage of total voting power based on 54,931,117 shares of common stock and 66,625 shares of Series A Convertible Preferred Stock (solely on an issued and outstanding basis) outstanding as of March 22, 2017, with beneficial ownership calculated in accordance with Rule 13d-3 under the Exchange Act (but without reflecting the conversion of convertible securities into voting securities, including, notably, approximately 20,110,417 shares of common stock issuable to MIEJ Holdings Corporation upon conversion of principal and interest accrued through March 31, 2017 under the New MIEJ Note at a “floor price” of $0.30 per share – See “Part III” – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Liquidity Outlook” – “Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note” and see also “Part III” — “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Competitive Strengths

We believe we are well positioned to successfully execute our business strategies and achieve our business objectives because of the following competitive strengths:

Management. We have assembled a management team at our Company with extensive experience in the fields of international business development, petroleum engineering, geology, petroleum field development and production, petroleum operations and finance. Several members of the team developed and ran successful energy ventures that were commercialized at Texaco, Erin Energy Corp. and other international and domestic energy companies. We believe that our management team is highly qualified to identify, acquire and exploit energy resources in the U.S.

Our management team is headed by our President and Chief Executive Officer, Michael L. Peterson, who brings extensive experience in the energy, corporate finance and securities sectors, including as a Vice President of Goldman Sachs & Co., Chairman and Chief Executive Officer of Nevo Energy, Inc. (formerly Solargen Energy, Inc.), and a former director of Aemetis, Inc. (formerly AE Biofuels Inc.). In addition, our Executive Vice President and General Counsel, Clark R. Moore, has over 10 years of energy industry experience, and formerly served as acting general counsel of Erin Energy Corp.

Our board of directors also brings extensive oil and gas industry experience, headed by our Chairman Frank C. Ingriselli, an international oil and gas industry veteran with nearly 40 years of experience in the energy industry, including as the President of Texaco International Operations Inc., President and Chief Executive Officer of Timan Pechora Company, President of Texaco Technology Ventures, and President, Chief Executive Officer and founder of Erin Energy Corp. Also on our Board sits Ms. Elizabeth P. Smith, who served in numerous executive-level capacities at Texaco, including as Corporate Compliance Officer, Director of Investor Relations, Vice President of Corporate Communications, and Vice President of Texaco Inc. with responsibility and oversight of Texaco’s Shareholder Services Group, and Adam McAfee, a Certified Management Accountant and “audit committee financial expert” with over 30 years’ experience, with prior positions at Nevo Energy, Inc., Aemetis, Inc., Apple Computer and others.

Key Advisors. Our key advisors include Tenet Advisory Group, LLC, which we refer to as TAG, and other industry veterans. The TAG team replaced South Texas Reservoir Alliance (“STXRA”) as our contract operator with respect to our D-J Basin operations in January 2017, pursuant to a customary written engagement providing for hourly billing for work performed by TAG for us, and terminable upon 60 days prior notice by either party. TAG has experience in drilling and completing horizontal wells, including over 150 horizontal wells with lengths exceeding 4,000 feet from 2010 to 2016, as well as experience in both slick water and hybrid multi-stage hydraulic fracturing technologies and in the operation of shale wells and fields. The TAG team has over 130 years of combined technical oil and gas experience covering reservoir engineering, geology, geophysics, drilling, completion, production operations, land and marketing across multiple producing regions and basins including East Texas, Onshore and Offshore Gulf Coast, Permian Basin, Mid-Continent and the Rockies. We believe that our relationship with TAG will supplement the core competencies of our management team and provide us with petroleum and reservoir engineering, petrophysical, and operational competencies that will help us to evaluate, acquire, develop, and operate petroleum resources into the future.

Significant acreage positions and drilling potential. We have accumulated interests in a total of approximately 11,538 net acres in our core D-J Basin Asset operating area, which we believe represents a significant unconventional resource play. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we believe our current D-J Basin Asset could contain up to approximately 144 potential net wells based on 80 acre spacing, providing us with a substantial drilling inventory for future years.

Marketing

The prices we receive for our oil and natural gas production fluctuate widely. The recent collapse in oil prices is among the most severe on record. The daily NYMEX WTI oil spot price went from a high of $107.95 per Bbl in June 2014 to low of $26.19 per Bbl in February 2016, the lowest settlement in nearly 13 years and rebounding up 100% from its February 2016 low but still more than 50% off its June 2014 high. The drop and volatility in crude oil pricing is due in large part to increased production levels, crude oil inventories and recessed global economic growth. Oil prices are also impacted by real or perceived geopolitical risks in oil producing regions, the relative strength of the U.S. dollar, weather and the global economy. We expect, and have already begun to see, that depressed oil prices will lead to cuts in the exploration and production budgets to reduce incremental oil supply, which should ultimately restore equilibrium to the world oil market and rebalance oil prices. Decreases in these commodity prices adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production occur from time to time due to downstream pipeline system failure, capacity issues and scheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations can curtail our production capabilities and ability to maintain a steady source of revenue for our company. In addition, demand for natural gas has historically been seasonal in nature, with peak demand and typically higher prices during the colder winter months. See “Risk Factors” below.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers. As a consequence, the prices we receive for crude oil move up and down in direct correlation with the oil market as it reacts to supply and demand factors. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

We are a party to a 12-month crude oil purchase contract with a third party buyer, expiring December 31, 2017, pursuant to which the buyer purchases the crude oil produced from our 14 operated wells in our D-J Basin Asset, at a price per barrel equal to the average of the New York Mercantile Exchange’s (NYMEX) daily settle quoted price for Cushing/WTI for trade days only during a calendar month, applicable to product delivered during any such calendar month, less a per barrel differential of $3.15. The crude oil is purchased at the wellhead, and we do not bear any incremental transportation costs.

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

In connection with our Continental Acquisition in March 2014, we became a party to a Gas Purchase Contract, dated December 1, 2011, with DCP Midstream, LP (which we refer to as “DCP”), pursuant to which we have agreed to sell, and DCP has agreed to purchase, all gas produced from six (6) of our D-J Basin Asset operated wells and surrounding lands located in Weld County, Colorado, at a purchase price equal to 83% of the net weighted average value for gas attributable to us that is received by DCP at its facilities sold during the month, less a $0.06/gallon local fractionation fee, for a period of ten years, terminating December 1, 2021.

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

Oil and Gas Properties

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for 2017 will be focused on the development of our D-J Basin Asset. However, if the Company consummates its merger with GOM, the Company will work with GOM to prepare a projected drilling and completion schedule and budget, with the final schedule and budget anticipated to be disclosed by the Company if the GOM Merger is consummated and once they are available, which could impact our current 2017 drilling and completion plans.

Unless otherwise noted, the following table presents summary data for our leasehold acreage in our core D-J Basin Asset as of December 31, 2016 and our drilling capital budget with respect to this acreage from January 1, 2017 to December 31, 2017. If commodity prices do not increase significantly, we may delay drilling activities. The ultimate amount of capital we will expend may fluctuate materially based on, among other things, market conditions, commodity prices, asset monetizations, the success of our drilling results as the year progresses, availability of capital, and whether we consummate the GOM Merger. In the event the GOM Merger is consummated, the Company plans to expand this development plan to incorporate development of assets held by GOM, with the final schedule and budget anticipated to be disclosed by the Company once they are available (see “Part I” – “Item 1A. Risk Factors”, including “The closing of the GOM merger is subject to various risks and closing conditions and such planned transaction may not occur on a timely basis, if at all”, and other GOM Merger-related risk factors).

				Drilling Capital Budget January 1, 2017 - December 31, 2017
Current Core Assets:	Net Acres	Acre Spacing	Potential Net Wells (1)	Net Wells	Gross Costs per Well (2)	Capital Cost to the Company (2)
D-J Basin Asset	11,538	80	144
Short lateral				2.1	$2,592,000	$5,540,410
Long lateral				1.2	$4,763,000	$5,573,464
Total Assets	11,538		144	3.3		$11,113,874

(1)
Potential Net Wells are calculated using 80 acre spacing, and not taking into account additional wells that could be drilled as a result of forced pooling in Niobrara, Colorado, where the D-J Basin Asset is located, which allows for forced pooling, and which may create more potential gross drilling locations than acre spacing alone would otherwise indicate.

(2)	Costs per well are gross costs while capital costs presented are net to our working interests.

D-J Basin Asset

We directly hold all of our interests in the D-J Basin Asset through our wholly-owned subsidiary, Red Hawk. These interests are all located in Weld County, Colorado. Red Hawk is currently the operator of 14 gross (12.5 net) wells located in our D-J Basin Asset. Our D-J Basin Asset acreage is located in the areas circled in the map below.

Weld County
WYOMING
COLORADO
Oil Window
Weld
Greeley
Morgan
Broomfield
Denver
12N
11N
10N
9N
8N
7N
6N
5N
4N
3N
2N
1N
1S
2S
3S
69W
68W
67W
66W
65W
64W
63W
62W
61W
60W
59W

Non-Core Assets

We own 23,182,880 shares of common stock of Caspian Energy, a Canadian publicly-traded company, representing approximately 5% of its common stock. Caspian Energy holds the rights to explore and develop certain oil and gas properties in the Republic of Kazakhstan known as the North Block, a 1,470 square kilometer area located in the vicinity of the Kazakh pre-Caspian Basin. As partial consideration paid by the Company to GGE to restructure certain junior Company debt held by GGE’s affiliates in May 2016, the Company provided GGE an option to acquire all of the Company’s interests in Caspian Energy for an option exercise price of $100,000, which expires May 12, 2019.

Our Core Areas

The majority of our capital expenditure budget for the period from January 2017 to December 2017 will be focused on the development of our core oil and natural gas properties located in the D-J Basin Asset. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

D-J Basin Asset

As of December 31, 2016 we held 11,538 net acres in oil and natural gas properties related to our D-J Basin Asset. We currently own direct interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 25 gross (4.9 net) wells are non-operated, and 22 wells have an after-payout interest.

Our development plan calls for the development of approximately $11.1 million in capital expenditures in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 3.3 net wells in our D-J Basin Asset in 2017. We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through National Securities Corporation under our current “at the market offering,” and approximately $18.0 million gross available under our current senior debt facility, will be sufficient to fund our drilling plans and our operations in 2017 (see “Part I” – “Item 1A. Risk Factors”, including “Our Tranche A Notes and Tranche B Notes include various covenants, reduces our flexibility, increases our interest expense and may adversely impact our operations and our costs.”). In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2017 capital expenditures and/or repay or refinance a portion or all of our outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2018. The availability of additional borrowings under the senior debt facility is subject to the Company providing matching funds for all amounts borrowed, which additional borrowed funds may only be used to fund development costs.

Based on publicly available information and information we have received from our oilfield service vendors, average drilling and completion costs for wells in our core area continue to be significantly below prices we have seen in 2015 and prior years. In addition to more favorable drilling and completion costs, average estimated ultimate recoveries, or EURs, and initial 30-day average production rates have continued to increase through improved completion techniques in the area. The drilling and completion costs incurred, EURs and initial production rates achieved by others may not be indicative of the well costs we will incur or the results we will achieve from our wells.

Our Non-Core Assets

As described above, we own 23,182,880 shares of common stock of Caspian Energy, a Canadian publicly-traded company, representing approximately 5% of its common stock. As partial consideration paid by the Company to GGE to restructure certain junior Company debt held by GGE’s affiliates in May 2016, the Company provided GGE an option to acquire all of the Company’s interests in Caspian Energy for an option exercise price of $100,000, which expires May 12, 2019, described in greater detail below under “Item 13. Certain Relationships and Related Transactions, and Director Independence” – “Agreements with Related Persons” – “Golden Globe Energy (US), LLC.”

Recent Developments

Senior Debt Restructuring

On May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, BHLN-Pedco Corp. (“BHLN”), BBLN-Pedco Corp. (“BBLN”), and RJC Credit LLC (“RJC”)(together with BHLN and BBLN, the “Tranche A Investors” and the “Lenders”), and the Agent, as agent for the Lenders. The Amended NPA amended and restated the March 2014 Notes (as defined and discussed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources-Secured Debt Funding”), and the Company issued new Senior Secured Promissory Notes to each of the Lenders (collectively, the “Tranche B Notes”) in a transaction that qualified as a troubled debt restructuring. RJC is also a party to the RJC Junior Note (discussed below)(the “Senior Debt Restructuring”).

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

●
The Company capitalized all accrued and unpaid interest under the Senior Notes, renaming them “Tranche B Notes,” as a term loan with an aggregate outstanding principal balance as of May 12, 2016 equal to $39,065,000. The Tranche B Notes mature on June 11, 2019 except for the Tranche B Note issued to RJC which matures on July 11, 2019;

●	Amended the provisions of the Senior Notes which required mandatory prepayments from our revenues, replacing them with a Net Revenue Sweep as described below; and
●
Provides that interest on the Tranche B Notes will continue to accrue at the rate of 15% per annum, but all accrued interest through December 31, 2017 shall be deferred until due and payable on the maturity date, with all interest amounts deferred being added to the principal of the Tranche B Notes on a monthly basis and that following December 31, 2017, all interest will accrue and be paid monthly in arrears in cash to the Tranche B Note holders, provided, however, no payment may be made on the Tranche B Notes unless and until the Tranche A Notes are repaid in full.

The Tranche A Notes are substantially similar to the Tranche B Notes, except that such notes are senior to the Tranche B Notes, accrue interest until maturity and have priority to the payment of Monthly Net Revenues as discussed below.

On the Closing Date, the Tranche A Investors loaned the Company their pro rata share of an aggregate of $6,422,000 (the “Initial Tranche A Funding”). The Initial Tranche A Funding net proceeds (also amounting to $6,422,000 less legal fees of $127,000) were used by the Company to (i) fund approximately $5.1 million due to a third party operator for drilling and completion expenses related to the acquired working interests in eight wells from Dome Energy, Inc. (“Dome Energy”), (ii) pay $750,000 of the Company’s past due payables to Liberty Oilfield Services, LLC (“Liberty”), (iii) pay $445,000 of unpaid interest payments due to Heartland Bank under its Tranche B Note through February 29, 2016, and (iv) pay fees and expenses of $127,000 incurred in connection with the transactions contemplated by the Amended NPA and related documents.

Subject to the terms and conditions of the Amended NPA, the Company may request each Tranche A Investor, from time to time, to advance to the Company additional amounts of funding (each, a “Subsequent Tranche A Funding”), provided that: (i) the Company may not request a Subsequent Tranche A Funding more than one time in any calendar month; (ii) Agent shall have received a written request from the Company at least 15 business days prior to the requested date of such advance (the “Advance Request”); (iii) no Event of Default or event that with the passage of time or the giving of notice, or both, would become an Event of Default (a “Default”) shall have occurred and be continuing or would result therefrom; and (iv) the Company shall provide to the Agent such documents, instruments, certificates and other writings as the Agent shall reasonably require in its sole and absolute discretion. The advancement of all or any portion of the Subsequent Tranche A Funding is in the sole and absolute discretion of the Agent and the Investors and no Investor is obligated to fund all or any part of the Subsequent Tranche A Funding. Each Subsequent Tranche A Funding is required to be in a minimum amount of $500,000 and multiples of $100,000 in excess thereof. The aggregate amount of Subsequent Tranche A Fundings that may be made by the Investors under the Amended NPA shall not exceed $18,577,876 and any Subsequent Tranche A Funding repaid may not be re-borrowed.

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

To guarantee RJC’s obligation in connection with the RJC Fundings as required under the Amended NPA, GGE entered into a Share Pledge Agreement with the Company, dated May 12, 2016 (the “GGE Pledge Agreement”), pursuant to which GGE agreed to pledge an aggregate of 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 10,000,000 shares of Company common stock), which pledged shares are subject to automatic cancellation and forfeiture based on a schedule set forth in the GGE Share Pledge Agreement, in the event RJC fails to meet each of its RJC Funding obligations pursuant to the Amended NPA. To date, RJC has not met its RJC Funding obligations under the Amended NPA and the Company is entitled to cancel and forfeit 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 10,000,000 shares of Company common stock) pursuant to the terms of the GGE Pledge Agreement, which determination to cancel shares has not been made, and which shares have not been cancelled, as of the date of this filing.

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

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Senior Notes, as amended. In addition, warrants exercisable for an aggregate of 349,111 shares of the Company’s common stock at an exercise price of $1.50 per share and warrants exercisable for an aggregate of 1,201,004 shares of the Company’s common stock at an exercise price of $0.75 per share previously granted by the Company to certain of the Lenders on September 10, 2015, in connection with prior interest payment deferrals have been amended and restated to provide that all such warrants are exercisable on a cashless basis and include a Blocker Provision (the “Amended and Restated Warrants”).

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

Other than as described above, the terms of the Amended NPA (including the covenants and obligations thereunder) are substantially the same as the March 2014 Note Purchase Agreement, and the terms of the Tranche A Notes and Tranche B Notes (including the events of default, interest rates and conditions associated therewith) are substantially the same as the original March 2014 Notes.

Junior Debt Restructuring

On May 12, 2016, the Company entered into an Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”), pursuant to which the Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of the date of the parties’ entry into the Second Amendment, and add it to note principal, making the then current outstanding principal amount of the RJC Junior Note $9,379,432, (ii) extend the “Termination Date” thereunder (i.e., the maturity date) from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred, due and payable on the Termination Date, with all future interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued, and (iv) subordinate the RJC Junior Note to the Senior Notes.

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

GOM Holdings, LLC Merger Agreement

On December 29, 2015, the Company entered into an Agreement and Plan of Merger (the “GOM Merger Agreement”) with White Hawk Energy, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and GOM Holdings, LLC (“GOM”). The GOM Merger Agreement provides for the Company’s acquisition of GOM through an exchange of certain of the shares of the Company’s common and preferred stock (the “Consideration Shares”), as described in greater detail below, for 100% of the limited liability company membership units of GOM (the “GOM Units”), with the GOM Units being received by Merger Sub and GOM receiving the Consideration Shares, as described in greater detail below from the Company (the “Merger”).

On February 29, 2016, the Company entered into Amendment No. 1 to Agreement and Plan of Merger and Reorganization (the “Amendment”) with Merger Sub and GOM which amends GOM Merger Agreement. In order to provide GOM additional time to meet certain closing conditions contemplated by the GOM Merger Agreement, the parties entered into the Amendment to extend the deadline for closing the Merger and the date after which either party could terminate the GOM Merger Agreement if the Merger had not yet been consummated, from February 29, 2016 to no later than April 15, 2016.

On April 25, 2016, the Company entered into Amendment No. 2 to the GOM Merger Agreement (the “Amendment No. 2”) with Merger Sub and GOM, which further amends the GOM Merger Agreement in order to provide GOM additional time to meet certain closing conditions contemplated by the GOM Merger Agreement. Pursuant to Amendment No. 2, the parties agreed to remove the deadline for closing the Merger and work expeditiously in good faith toward closing.

The closing of the Merger is subject to various closing conditions as described below and as set forth in greater detail in the GOM Merger Agreement. At the Closing of the Merger, (i) GOM will transfer the GOM Units to Merger Sub, solely in exchange for the Consideration Shares, and (ii) Merger Sub will continue as a wholly-owned subsidiary of the Company and will continue to carry on the business of GOM. In exchange for the transfer of GOM Units to Merger Sub, the Company will issue to the members of GOM, the Consideration Shares as follows: (x) an aggregate of 1,551,552 shares of the Company’s restricted common stock (the “Common Stock”) and 698,448 restricted shares of the Company’s to-be-designated Series B Convertible Preferred Stock (the “Series B Preferred” (described in greater detail below)), and (y) will assume approximately $125 million of subordinated debt from GOM’s existing lenders and a $30 million undrawn letter of credit backing certain offshore asset retirement obligations (the “GOM Debt”), which GOM Debt is anticipated to be restructured on terms and conditions mutually acceptable to the Company and GOM prior to the Closing of the Merger.

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

The GOM Merger Agreement also includes customary termination provisions for both the Company and GOM. Specifically, and subject to the terms of the GOM Merger Agreement, the agreement can be terminated by either party at any time.

As of the date of this filing, the Company and GOM continue to move forward with the merger, which the Company is working to close as soon as possible, subject to satisfaction of closing conditions including possible approval by applicable bankruptcy courts, provided that the Company is unable to estimate when, if ever, the bankruptcy courts may approve the merger (if and as required), or the estimated timing to close such transaction (see also “The closing of the GOM merger is subject to various risks and closing conditions and such planned transaction may not occur on a timely basis, if at all.”, above under “Part I” – “Item 1A. Risk Factors”).

The parties intend, for U.S. federal income tax purposes, that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

GOM is an investment owned by Platinum Partners Value Arbitrage Fund, LP, a New York based investment firm (“PPVAF”). PPVAF also owns RJ Credit LLC (“RJC”), which entity originally loaned the Company approximately $5.9 million in principal in connection with the Company’s March 2014 senior note funding and $8.9 million in principal in connection with the Company’s February 2015 acquisition of certain working interests from GGE, each as restructured in May 2016, and PPVAF also owns GGE, which entity is the holder of the Company’s Series A Convertible Preferred stock (as discussed in “Part II” – “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” – “Preferred Stock”). Each of GOM, RJC and GGE were formerly advised by Platinum Management (NY), LLC (“PM LLC”). PPVAF, and, by virtue of being owned by PPVAF, GGE, RJC, and GOM, are currently in the process of winding down and liquidating their assets through the oversight and control of a court-appointed liquidator in the Cayman Islands and are no longer advised by PM LLC or any of its affiliates. Additionally, the Company is aware that the former manager of PPVAF, PM LLC, is currently under investigation by the U.S. Securities and Exchange Commission and the Justice Department and that certain former executives have been indicted by the Justice Department, however, PM LLC and those certain executives no longer have any control over PPVAF, GOM, RJC or GGE, which entities are currently solely under the control of the Cayman Islands court-appointed liquidators.

PM LLC was also formerly an advisor to the entity that owns GGE, a greater than 5% stockholder of the Company, from whom the Company acquired approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado in February 2015, in connection with which the Company assumed approximately $8.35 million of subordinated notes payable owed by GGE to RJC, issued to GGE 3,375,000 restricted shares of the Company’s common stock (representing approximately 9.9% of our then outstanding shares of common stock), and issued to GGE 66,625 restricted shares of the Company’s then newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”), which can be converted into shares of the Company’s common stock on a 1,000:1 basis, subject to a 9.9% ownership blocker. GGE, as the sole holder of the Company’s Series A Preferred, has the right to appoint two designees to the Company’s board of directors for as long as GGE continues to hold 15,000 shares of Series A Preferred designated as “Tranche One Shares” under the Company’s Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series A Convertible Preferred Stock. Mr. Steinberg is one of the Series A Preferred shareholder designees to the board of directors in connection with such right, provided that GGE has not designated any further members of the board of directors at this time.

Amendment to the 2012 Equity Incentive Plan

At the Company’s Annual Meeting of Stockholders held on December 28, 2016 (the “Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s 2012 Equity Incentive Plan (the “Plan”) to increase by 5,000,000, the number of shares of common stock reserved for issuance under the Plan to a total of 15,000,000 shares.

Approval of Issuance of More Than 19.9% of the Company’s Outstanding Shares of Common Stock Upon Conversion of the New MIEJ Note

At the Company’s Annual Meeting, the Company’s stockholders approved, for purposes of Section 713 of the Company Guide of the NYSE MKT, LLC, which we refer to as the NYSE MKT, the issuance of more than 19.9% of our outstanding shares of common stock upon conversion of the principal and accrued interest owed under an outstanding Convertible Promissory Note in the principal amount of $4.925 million, held by MIE Jurassic Energy Corporation (“MIEJ”).

Appointment of New Director

At the Annual Meeting, the stockholders of the Company appointed Frank C. Ingriselli, Elizabeth P. Smith, David Z. Steinberg and Adam McAfee as members of the board of directors. Mr. McAfee was appointed as a member of the board of directors to fill the vacancy left by departing director, David C. Crikelair, who did not stand for reelection at the Annual Meeting (Mr. Crikelair previously served as the Chairman of the Audit Committee and as a member of the Compensation Committee and Nominating and Corporate Governance Committee). At the time of appointment, the board of directors made the affirmative determination that Mr. McAfee was “independent” pursuant to applicable NYSE MKT rules and regulations and as defined under Rule 10A-3 of the Exchange Act. Effective upon his appointment to the board of directors on December 28, 2016, Mr. McAfee was also appointed to serve on the Compensation Committee, Nominating and Corporate Governance Committee, and Audit Committee of the Company’s board of directors, replacing Mr. Crikelair who previously served on each committee, with Mr. McAfee replacing Mr. Crikelair as Chairman of the Audit Committee and as the “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Securities Exchange Act.

Pursuant to the Company’s Board of Director’s compensation program (the “Board Compensation Program”), Mr. McAfee shall receive a quarterly cash payment of $5,000, and on December 28, 2016 he received a grant of 545,455 restricted shares of Company common stock valued at $60,000 on the date of grant, which shares vest in full on the date that is one year following the date of grant, subject to Mr. McAfee continuing to serve as a member of the board of directors on such date and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and Mr. McAfee.

Reverse Stock Split

At the Company’s Annual Meeting, the Company’s stockholders authorized the board of directors of the Company, in their sole discretion and without further stockholder approval, to amend the Company’s Certificate of Formation, at any time prior to the earlier of (a) the one year anniversary of the Annual Meeting; and (b) the date of our 2017 annual meeting of stockholders, to effect a reverse stock split of our outstanding common stock in a ratio of between one-for-two and one-for-ten, provided that all fractional shares as a result of the split shall be automatically rounded up to the next whole share. The Company plans to effect the reverse split by May 3, 2017 as required by the NYSE MKT.

Restricted Stock and Option Awards

On December 28, 2016, in accordance with the terms of the Company’s Board Compensation Program, the Company granted 545,455 shares of restricted Company common stock under the Plan to each member of the Company’s board of directors – Messrs. Ingriselli, McAfee and Steinberg, and Ms. Smith – which shares vest on the date that is one year following the anniversary date of each director’s appointment to the Company’s board of directors as a non-employee director, in each case subject to the recipient of the shares being a member of the Company’s board of directors on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and the recipient.

In addition, on December 28, 2016, in connection with the Company’s annual compensation review process, the Company granted restricted stock awards to Messrs. Michael L. Peterson (President and Chief Executive Officer) and Clark R. Moore (Executive Vice President, General Counsel and Secretary), of 1,650,000 and 1,050,000 shares, respectively, and options to purchase 600,000 shares of common stock to Gregory Overholtzer (Chief Financial Officer), which options have an exercise price of $0.11 per share and expire in five (5) years from the date of grant. The restricted stock and option awards were granted under the Company’s 2012 Equity Incentive Plan, as amended. The restricted stock and option awards vest as follows: 50% of the shares on the six (6) month anniversary of December 28, 2016 (the “Grant Date”); (ii) 30% on the twelve (12) month anniversary of the Grant Date; and (iii) 20% on the eighteen (18) month anniversary of the Grant Date, in each case subject to the recipient of the shares or options being an employee of or consultant to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement or Stock Option Agreement, as applicable, entered into by and between the Company and the recipient.

Notice of Delisting of Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On December 27, 2016, the Company received notice from the NYSE MKT LLC (the “Exchange”) that the Company is not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (“Company Guide”) since it reported stockholders’ equity of less than $6,000,000 at September 30, 2016 and has incurred net losses in its five most recent fiscal years ended December 31, 2015.

Receipt of the letter does not have any immediate effect upon the listing of the Company’s common stock, provided that in order to maintain its listing on the Exchange, the Exchange has requested that the Company submit a plan of compliance (the “Plan”) by January 27, 2017 addressing how the Company intends to regain compliance with Section 1003(a)(iii) of the Company Guide by June 27, 2018.

The Company’s management submitted a Plan to the Exchange by the January 27, 2017 deadline and the Exchange has accepted the Company’s Plan. As such, the Company will be able to continue its listing during the plan period and will be subject to continued periodic review by the Exchange staff. If the Company is unable to regain compliance with the continued listing standards by June 27, 2018, or the Company does not make progress consistent with the Plan during the plan period, the Company will be subject to delisting procedures as set forth in the Company Guide. The Company may then appeal such a determination by the staff of the Exchange in accordance with the provisions of the Company Guide. There can be no assurance that the Company will be able to achieve compliance with the Exchange’s continued listing standards within the required time frame. Until the Company regains compliance with the Exchange’s listing standards, a “.BC” indicator will be affixed to the Company’s trading symbol to denote non-compliance with the Exchange’s continued listing standards; provided that as disclosed in the Current Report on Form 8-K filed by the Company on November 9, 2016, a “.BC” indicator is already affixed to the Company’s trading symbol due to the fact that the Company is not in compliance with Section 1003(f)(v) of the Company Guide.

Shale Oil and Natural Gas Overview

The surge of oil and natural gas production from underground shale rock formations has had a dramatic impact on the oil and natural gas market in the U.S., where the practice was first developed, and globally. Shale oil production is facilitated by the combination of a set of technologies that had been applied separately to other hydrocarbon reservoir types for many decades. In combination these technologies and techniques have enabled large volumes of oil to be produced from deposits with characteristics that would not otherwise permit oil to flow at rates sufficient to justify its exploitation. The application of horizontal drilling, hydraulic fracturing and advanced reservoir assessment tools to these reservoirs is unlocking a global resource of shale and other unconventional oil and natural gas that the International Energy Agency estimates could eventually double recoverable global oil reserves.

In 2008, U.S. natural gas production was in a decline, and the U.S. was on its way to becoming a significant importer of liquefied natural gas (LNG). By 2009, U.S.-marketed natural gas production was 14% higher than in 2005, and in 2010 it surpassed the previous annual production record set in 1973. Since 2010 alone, the U.S. production of tight oil has increased from less than 1 million barrels per day (MMBbl/d) in 2010, to more than 3 MMBbl/d in the second half of 2013, and to more than 4 MMBbl/d in 2016. This turnaround is mainly attributable to shale oil and natural gas output that has more than quintupled since 2007. Knowledge is expanding rapidly concerning the shale oil reservoirs that are already being exploited and others that appear suitable for development with current technology. In its 2016 Annual Energy Outlook, the U.S. Energy Information Administration (“EIA”) estimated in its high resource case that total domestic crude oil production would increase to approximately 17 MMBbl/d by 2040, approximately 12 MMBbl/d of which would come from tight oil production, with net U.S. oil imports declining through 2040, with the U.S. becoming a net petroleum exporter in late 2022 and continuing as a net exporter through 2040.

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

Instead of drilling a simple vertical well through the shale and then perforating the well within the zone where it is in contact with the shale, the drilling company drills a directional well vertically to within proximity of the shale and then executes a 90-degree turn in order to intersect the shale and then travel for a significant horizontal distance through it. A typical North American shale well has a horizontal extent of 1,000 feet to 8,000 feet or more.

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

Shale oil and natural gas are currently being produced from a number of reservoirs in the U.S. According to the EIA, the seven most prolific shale production areas in the Lower 48 states, which together account for 92% of domestic oil production growth and all domestic natural gas production growth during 2011-2014, are the Bakken Shale located in North Dakota and Eastern Montana, the Niobrara Shale in northeastern Colorado and parts of adjacent Wyoming, Nebraska, and Kansas, the Eagle Ford Shale in southern Texas, the Marcellus Shale spanning several states in the northeastern U.S., the Utica Shale in eastern Ohio, the Haynesville Shale in eastern Texas and western Louisiana, and the Permian Shale in western Texas and eastern New Mexico. According to the EIA’s September 2015 assessment, the total technically recoverable world resources of shale oil and gas are estimated at 418.9 billion barrels (oil) and 7,576.6 trillion cubic feet (gas), with an estimated 78.2 billion barrels (oil) and 622.5 trillion cubic feet (gas) being concentrated in the U.S.

Beginning in 2014, the oil and natural gas industry began to experience a sharp decline in commodity prices, with the daily NYMEX WTI oil spot price went from a high of $107.95 per Bbl in June 2014 to low of $26.19 per Bbl in February 2016, the lowest settlement in nearly 13 years. This recent decline in oil prices has resulted in a slowing of the pace of U.S. shale oil production, with Baker Hughes’ rig count data showing a decrease in the number of oil rigs operating in the DJ-Niobrara from 42 rigs at the end of December 2014 to 25 rigs at the end of December 2016. However, this has also led to average drilling and completion costs for wells in the DJ-Niobrara significantly dropping from between $4.3 million (short-lateral) and $8.3 million (long lateral) per well in early 2015 to between $2.7 million and $5.0 million per well currently, which reduced costs partially offset the decline in commodity prices, resulting in new shale oil wells drilled in more thermally mature formations of the DJ-Niobrara expected to continue to yield positive economic returns.

Regulation of the Oil and Gas Industry

Our operations are substantially affected by federal, state and local laws and regulations. Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Historically, our compliance costs have not had a material adverse effect on our results of operations; however, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (the “FERC”) and the courts. We cannot predict when or whether any such proposals may become effective. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.

Regulation Affecting Production

The production of oil and natural gas is subject to United States federal and state laws and regulations, and orders of regulatory bodies under those laws and regulations, governing a wide variety of matters. All of the jurisdictions in which we own or operate producing oil and natural gas properties have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil or natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. These laws and regulations may limit the amount of oil and gas we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, NGL and gas within its jurisdiction.

States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and gas that may be produced from our wells, negatively affect the economics of production from these wells or limit the number of locations we can drill.

The failure to comply with the rules and regulations of oil and natural gas production and related operations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Regulation Affecting Sales and Transportation of Commodities

Sales prices of gas, oil, condensate and NGL are not currently regulated and are made at market prices. Although prices of these energy commodities are currently unregulated, the United States Congress historically has been active in their regulation. We cannot predict whether new legislation to regulate oil and gas, or the prices charged for these commodities might be proposed, what proposals, if any, might actually be enacted by the United States Congress or the various state legislatures and what effect, if any, the proposals might have on our operations. Sales of oil and natural gas may be subject to certain state and federal reporting requirements.

The price and terms of service of transportation of the commodities, including access to pipeline transportation capacity, are subject to extensive federal and state regulation. Such regulation may affect the marketing of oil and natural gas produced by the Company, as well as the revenues received for sales of such production. Gathering systems may be subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, oil and natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase, or accept for gathering, without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes may affect whether and to what extent gathering capacity is available for oil and natural gas production, if any, of the drilling program and the cost of such capacity. Further state laws and regulations govern rates and terms of access to intrastate pipeline systems, which may similarly affect market access and cost.

The FERC regulates interstate natural gas pipeline transportation rates and service conditions. The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation. The stated purpose of many of these regulatory changes is to ensure terms and conditions of interstate transportation service are not unduly discriminatory or unduly preferential, to promote competition among the various sectors of the natural gas industry and to promote market transparency. We do not believe that our drilling program will be affected by any such FERC action in a manner materially differently than other similarly situated natural gas producers.

In addition to the regulation of natural gas pipeline transportation, FERC has additional, jurisdiction over the purchase or sale of gas or the purchase or sale of transportation services subject to FERC’s jurisdiction pursuant to the Energy Policy Act of 2005 (“EPAct 2005”). Under the EPAct 2005, it is unlawful for “any entity,” including producers such as us, that are otherwise not subject to FERC’s jurisdiction under the Natural Gas Act of 1938 (“NGA”) to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives FERC authority to impose civil penalties for violations of the NGA and the Natural Gas Policy Act of 1978 up to $1.0 million per day, per violation. The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under FERC Order No. 704 (defined below).

In December 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order No. 704”). Under Order No. 704, any market participant, including a producer that engages in certain wholesale sales or purchases of gas that equal or exceed 2.2 million MMBtus of physical natural gas in the previous calendar year, must annually report such sales and purchases to FERC on Form No. 552 on May 1 of each year. Form No. 552 contains aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to the formation of price indices. Not all types of natural gas sales are required to be reported on Form No. 552. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704. Order No. 704 is intended to increase the transparency of the wholesale gas markets and to assist FERC in monitoring those markets and in detecting market manipulation.

The FERC also regulates rates and terms and conditions of service on interstate transportation of liquids, including oil and NGL, under the Interstate Commerce Act, as it existed on October 1, 1977 (“ICA”). Prices received from the sale of liquids may be affected by the cost of transporting those products to market. The ICA requires that certain interstate liquids pipelines maintain a tariff on file with FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service on interstate common carrier pipelines be “just and reasonable.” Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before FERC.

The rates charged by many interstate liquids pipelines are currently adjusted pursuant to an annual indexing methodology established and regulated by FERC, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. For the five-year period beginning July 1, 2016, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. This adjustment is subject to review every five years. Under FERC’s regulations, a liquids pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by obtaining market-based rate authority (demonstrating the pipeline lacks market power), establishing rates by settlement with all existing shippers, or through a cost-of-service approach (if the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology). Increases in liquids transportation rates may result in lower revenue and cash flows for the Company.

In addition, due to common carrier regulatory obligations of liquids pipelines, capacity must be prorated among shippers in an equitable manner in the event there are nominations in excess of capacity or for new shippers. Therefore, new shippers or increased volume by existing shippers may reduce the capacity available to us. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for liquids transportation could have a material adverse effect on our business, financial condition, results of operations and cash flows. However, we believe that access to liquids pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Rates for intrastate pipeline transportation of liquids are subject to regulation by state regulatory commissions. The basis for intrastate liquids pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate liquids pipeline rates, varies from state to state. We believe that the regulation of liquids pipeline transportation rates will not affect our operations in any way that is materially different from the effects on our similarly situated competitors.

In addition to FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the Federal Trade Commission (“FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007, intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1 million per violation per day. In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to oil purchases and sales. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1 million or triple the monetary gain to the person for each violation.

Regulation of Environmental and Occupational Safety and Health Matters

Our operations are subject to stringent federal, state and local laws and regulations governing occupational safety and health aspects of our operations, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (v) apply specific health and safety criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from drilling and production operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the occurrence of delays or restrictions in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of our operations.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly well drilling, construction, completion or water management activities, or waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Continued compliance with existing requirements is not expected to materially affect us. However, there is no assurance that we will be able to remain in compliance in the future with such existing or any new laws and regulations or that such future compliance will not have a material adverse effect on our business and operating results.

The following is a summary of the more significant existing and proposed environmental and occupational safety and health laws, as amended from time to time, to which our business operations are or may be subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Wastes

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, on May 4, 2016, several non-governmental environmental groups filed suit against the EPA in the U.S. District Court for the District of Columbia for failing to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes, asserting that the agency is required to review its Subtitle D regulations every three years but has not conducted an assessment on those oil and natural gas waste regulations since July 1988. Any such change could result in an increase in our as well as the oil and natural gas exploration and production industry’s costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owners and operators of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.

We currently lease or operate numerous properties that have been used for oil and natural gas exploration, production and processing for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where such substances have been taken for treatment or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination, the costs of which could be substantial.

Water Discharges

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. The EPA has issued final rules attempting to clarify the federal jurisdictional reach over waters of the United States but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. In February 2016, a split three-judge panel of the Sixth Circuit Court of Appeals concluded that it has jurisdiction to review challenges to these final rules and the Sixth Circuit subsequently elected not to review this decision en banc but it is currently unknown whether other federal Circuit Courts or state courts currently considering this rulemaking will place their cases on hold, pending the Sixth Circuit’s hearing of the case. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Oil Pollution Act of 1990 (“OPA”), amends the CWA and sets minimum standards for prevention, containment and cleanup of oil spills. The OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the United States.

Subsurface Injections

 In the course of our operations, we produce water in addition to oil and natural gas. Water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and ultimately increase the cost of our operations. For example, in response to recent seismic events near belowground disposal wells used for the injection of oil and natural gas-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such disposal wells. In response to these concerns, regulators in some states have adopted, and other states are considering adopting, additional requirements related to seismic safety. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may reduce our profitability; however, these costs are commonly incurred by all oil and natural gas producers and we do not believe that the costs associated with the disposal of produced water will have a material adverse effect on our operations.

Air Emissions

The Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources, such as, for example, tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance standards. These laws and regulations may require us toobtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be charged royalties on natural gas losses or required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, on January 22, 2016, the federal Bureau of Land Management (“BLM”) released a proposed rule aimed at reducing natural gas lost through natural gas venting, flaring and equipment leaks from both new and existing production activities on federal lands. Except where natural gas loss is “unavoidable,” as defined by the proposed rule, operators would be charged royalties on natural gas losses from onshore federal and Indian mineral leases administered by the BLM. In a second example, the EPA promulgated rules in 2012 under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and a separate set of requirements to address certain hazardous air pollutants frequently associated with oil and natural gas production and processing activities pursuant to the National Standards for Emission of Hazardous Air Pollutants (“NESHAPS”) program. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound (“VOC”) emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further requires that a subset of these selected wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. On June 3, 2016, the EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s final rules include the NSPS to limit methane emissions from equipment and processes across the oil and natural gas source category. The rules also extend limitations on VOC emissions to sources that were unregulated under the previous NSPS at Subpart OOOO. Affected methane and VOC sources include hydraulically fractured (or re-fractured) oil and natural gas well completions, fugitive emissions from well sites and compressors, and pneumatic pumps. In a third example, on October 1, 2015, the EPA issued a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from the current standard of 75 parts per billion (“ppb”) for the current 8-hour primary and secondary ozone standards to 70 ppb for both standards. The final rule became effective on December 28, 2015. States are expected to implement more stringent requirements as a result of this new final rule, which could apply to our operations.

Compliance with one or more of these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which costs could be significant.

Regulation of GHG Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by state agencies. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified large, GHG emission sources in the United States, including certain onshore and offshore oil and natural gas production sources, which include certain of our operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement in Paris, France (“Paris Agreement”) that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. A long-term goal of this Paris Agreement is to limit global warming to below two degrees Celsius by 2100 from temperatures in the pre-industrial era. The Paris Agreement entered into force in November 2016. Although it is not possible at this time to predict how new laws or regulations in the United States or any legal requirements imposed following the United States’ agreeing to the Paris Agreement that may be adopted or issued to address GHG emissions would impact our business, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations as well as delays or restrictions in our ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

Hydraulic Fracturing Activities

 Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into targeted geological formations to fracture the surrounding rock and stimulate production.

 Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA published final CAA regulations in 2012 and, more recently, in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing, leak detection, and permitting; published on June 28, 2016 an effluent limited guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule in March 2015, establishing stringent standards relating to hydraulic fracturing on federal and American Indian lands, but on June 21, 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked congressional authority to promulgate the rule. Also, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In the event that a new, federal level of legal restrictions relating to the hydraulic-fracturing process is adopted in areas where we operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

At the state level, Colorado, where we conduct operations, is among the states that has adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well-construction requirements on hydraulic fracturing operations. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. For example, several cities in Colorado passed temporary or permanent moratoria on hydraulic fracturing within their respective cities’ limits in 2012-2013 but, since that time, in response to lawsuits brought by an industry trade group, the Colorado Oil and Gas Association, local district courts struck down the ordinances for certain of those Colorado cities in 2014, primarily on the basis that state law preempts local bans on hydraulic fracturing. The cities of Fort Collins and Longmont, among those cities whose ordinances were struck down in 2014, appealed their decisions to the Colorado Supreme Court, but on May 2, 2016, the state supreme court upheld the lower court rulings in the two cases, holding that the legal measures pursued by Fort Collins and Longmont were pre-empted by state law and, therefore, unenforceable. Notwithstanding attempts at the local level to prohibit hydraulic fracturing, there exists the opportunity for cities to adopt local ordinances allowing hydraulic fracturing activities within their jurisdictions but regulating the time, place and manner of those activities.

In addition, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives aimed at significantly limiting or preventing oil and natural gas development. In response to such initiatives, the Governor of Colorado created the Task Force on State and Local Regulation of Oil and Gas Operations (“Task Force”) in September 2014 to make recommendations to the state legislature regarding the responsible development of Colorado’s oil and gas resources. In February 2015, the Task Force made nine non-binding recommendations to the Governor that will require legislative or regulatory action to be implemented. See “Risk Factors—Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production,” for more information on these recommendations. It is possible that, as a result of the Task Force’s recommendations, the Colorado state legislature could seek to adopt new policies or legislation relating to oil and natural gas operations, including measures that would give local governments in Colorado greater authority to limit hydraulic fracturing and other oil and natural gas operations or require greater distances between well sites and occupied structures. In addition, it is possible that notwithstanding the recommendations made by the Task Force, certain interest groups in Colorado or even members of the Colorado state legislature may seek to pursue ballot initiatives in the future, and/or legislation that may or may not coincide with the Task Force’s recommendations, including, among other things, pursuit of initiatives or legislation for changes in state law that would allow local governments to ban hydraulic fracturing in Colorado.

In the event that ballot initiatives or local or state restrictions or prohibitions are adopted in areas where we conduct operations, including the Wattenberg Field in Colorado, that impose more stringent limitations on the production and development of oil and natural gas, including, among other things, the development of increased setback distances, we and similarly situated oil and natural exploration and production operators in the state may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we and similarly situated operates are ultimately able to produce from our reserves. Any such increased costs, delays, cessations, restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The EPA report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. Other governmental agencies, including the United States Department of Energy and the United States Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

Ballot Initiatives that would Further Limit Certain Oil and Natural Gas Development Activities

In accordance with the Colorado Constitution, citizens in Colorado have the right to pursue amended or new state legislation through a ballot initiative process. Proponents of legal requirements imposing more stringent restrictions on oil and gas exploration and production activities in Colorado sought to include on the November 2016 ballot certain ballot initiatives that, if approved, would have allowed revisions to the state constitution in a manner that would make such exploration and production activities in the state more difficult in the future. Among the ballot initiatives pursued in 2016 were Initiative Number 75 (“Initiative 75”), which sought to authorize local governmental control over oil and natural gas development in Colorado that could have resulted in the imposition of more stringent requirements than currently implemented under state law, and Initiative 78 (“Initiative 78”), which proposed a much more stringent 2,500-foot mandatory setback between an oil and natural gas development facility (including oil and natural gas wells, production and processing equipment and pits) and specified occupied structures and areas of special concern. Changes sought under these ballot initiatives would have applied to new oil and gas development facilities in Colorado. Proponents of these measures collected signatures for placing Initiatives 75 and 78 on the November 2016 ballot and submitted those signatures to the Colorado Secretary of State by the August 8, 2016 deadline. However, on August 29, 2016, the Secretary of State announced that the proponents had failed to gather enough valid signatures to put Initiatives 75 and 78 on the November 2016 ballot. Notwithstanding the Colorado Secretary of State’s announcement on August 29, 2016, in the event that ballot initiatives or local or state restrictions or prohibitions are adopted in the future in areas where we conduct operations that impose more stringent limitations on the production and development of oil and natural gas, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves.

Activities on Federal Lands

Oil and natural gas exploration, development and production activities on federal lands, including American Indian lands and lands administered by the BLM, are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. While we currently have no exploration, development and production activities on federal lands, our future exploration, development and production activities may include leasing of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial.

Endangered Species and Migratory Birds Considerations

The federal Endangered Species Act (“ESA”), and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migrating birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species, such as the sage grouse, that potentially could be listed as threatened or endangered under the ESA may exist. Moreover, as a result of a 2011 settlement agreement, the U.S. Fish and Wildlife Service (“FWS”) is required to make a determination on listing of numerous species as endangered or threatened under the FSA by no later than completion of the agency’s 2017 fiscal year. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

OSHA

We are subject to the requirements of the Occupational Safety and Health Administration (“OSHA”) and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act and comparable state statutes and any implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens.

Related Permits and Authorizations

Many environmental laws require us to obtain permits or other authorizations from state and/or federal agencies before initiating certain drilling, construction, production, operation, or other oil and natural gas activities, and to maintain these permits and compliance with their requirements for on-going operations. These permits are generally subject to protest, appeal, or litigation, which can in certain cases delay or halt projects and cease production or operation of wells, pipelines, and other operations.

We are not able to predict the timing, scope and effect of any currently proposed or future laws or regulations regarding hydraulic fracturing, but the direct and indirect costs of such laws and regulations (if enacted) could materially and adversely affect our business, financial conditions and results of operations. See further discussion in “Part I” – “Item 1A. Risk Factors.”

Insurance

Our oil and gas properties are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, implosions, fires and oil spills. These conditions can cause:

●	damage to or destruction of property, equipment and the environment;

●	personal injury or loss of life; and

●	suspension of operations.

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

Employees

At December 31, 2016, we employed 6 people and also utilize the services of independent contractors to perform various field and other services. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

Henry Hub. A natural gas pipeline located in Erath, Louisiana that serves as the official delivery location for futures contracts on the NYMEX. The settlement prices at the Henry Hub are used as benchmarks for the entire North American natural gas market.

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

MMBbl/d. One thousand barrels of crude oil or other liquid hydrocarbons per day.

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

Wellbore. The hole made by a well.

WTI or West Texas Intermediate. A grade of crude oil used as a benchmark in oil pricing. This grade is described as light because of its relatively low density, and sweet because of its low sulfur content.

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

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 58% of our estimated proved reserves as of December 31, 2016 were oil, our financial results are more sensitive to movements in oil prices. Since mid-2014, the price of crude oil has significantly declined. As a result, we experienced significant decreases in crude oil revenues and recorded asset impairment charges driven by commodity price declines. A prolonged period of low market prices for oil and natural gas, like the current commodity price environment, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices may cause further decline in our stock price. During the year ended December 31, 2016, the daily NYMEX WTI oil spot price ranged from a high of $54.01 per Bbl to a low of $26.19 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $3.59 per MMBtu to a low of $1.73 per MMBtu.

We have a limited operating history and expect to continue to incur losses for an indeterminable period of time.

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses and negative cash flows from operating activities in the past and expect to continue to incur substantial net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We have incurred net losses of $101,731,000 from the date of inception (February 9, 2011) through December 31, 2016. Additionally, we are dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful and funds may not be available on favorable terms, if at all.

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

We require significant additional financing to pay our outstanding liabilities and in the event we cannot raise additional funding or undertake a business combination transaction prior to the due date of such liabilities, we may be forced to sell assets, our debtors may foreclose on our assets or we may be forced to seek bankruptcy protection.

We currently have significant indebtedness and our debt agreements require us to use a significant portion of our revenues to pay down our outstanding debt. Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our reserves, either because we are unable to raise sufficient funding for such development activities, or otherwise, or in the event we are unable to acquire additional operating properties, we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to participate in the drilling of additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities. We are currently working to complete the GOM Merger, which we believe will provide us additional capital, but in the event we are unable to raise necessary funding in the future or complete a business combination or similar transaction in the near term, we may not be able to pay our debts (or make required amortization and principal payments on such debts) as they come due or continue to drill wells and/or participate in their drilling.

If this were to happen, we may be forced to scale back our business plan, sell or liquidate assets to satisfy outstanding debts (or our creditors may undertake a foreclosure of such assets in order to satisfy amounts we owe to such creditors, with or without our assistance) and/or take other steps which may include seeking bankruptcy protection, all of which could result in the value of our outstanding securities declining in value or becoming worthless.

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

Our Tranche A Notes and Tranche B Notes include various covenants, reduces our financial flexibility, increases our interest expense and may adversely impact our operations and our costs.

In connection with our acquisition of certain assets from Continental on March 7, 2014, we entered into a senior debt facility pursuant to which we borrowed $34.5 million initially and have subsequently borrowed an additional $2.0 million (our “Tranche B Notes”) which amounts represent a significant amount of indebtedness. In addition, in connection with our Senior Debt Restructuring in May 2016, we borrowed an additional $6.4 million (our “Tranche A Notes,” and together with our Tranche B Notes, our “senior debt facility”), leaving approximately $18.0 million available for future drilling operations thereunder, subject to the terms and conditions of such facility which amounts also represent a significant amount of indebtedness.

This senior debt facility includes various covenants (positive and negative) binding us, including:

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

Our senior debt facility affects our operations in several ways, including the following:

●
a significant portion of our cash flows must be used to service the debt facility, with the Company required to pay all of its oil and gas revenues on a monthly basis to the lenders, subject to a monthly general and administrative expense (“G&A”) cap of $150,000 which is permitted to be applied against Company general and administrative expenses. See “Part I, Item 1. Business” — “Recent Developments” — “Senior Debt Restructuring”);

●	the high level of debt could increase our vulnerability to general adverse economic and industry conditions;

●	limiting our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments; and

●	the debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

The high level of indebtedness under our senior debt facility increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt, all revenues we do generate above $150,000 per month will be required to be used to repay the debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we do not have sufficient funds and are otherwise unable to arrange financing to pay the interest or principal due on the debt, fund our business plan and satisfy our other obligations and liabilities, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations.

We do not currently have any commitments of additional capital except pursuant to the terms of these debt facilities. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of other debt or equity securities, such sales may cause substantial dilution to our existing shareholders.

A portion of our Tranche B Notes, our junior debt held by RJC, and all of our Series A Convertible Preferred stock are held by entities whose parent company is in liquidation, which may have a negative impact on the Company and its business.

Each of GOM, RJC and GGE are owned by Partners Value Arbitrage Fund, LP, a New York based investment firm (“PPVAF”), and were formerly advised by Platinum Management (NY), LLC (“PM LLC”). PPVAF, and, by virtue of being owned by PPVAF, GGE, RJC, and GOM, are currently in the process of winding down and liquidating their assets through the oversight and control of a court-appointed liquidator in the Cayman Islands and are no longer advised by PM LLC or any of its affiliates. Additionally, the Company is aware that the former manager of PPVAF, PM LLC, is currently under investigation by the U.S. Securities and Exchange Commission and the Justice Department and that certain former executives have been indicted by the Justice Department, however, PM LLC and those certain executives no longer have any control over PPVAF, GOM, RJC or GGE, which entities are currently solely under the control of the Cayman Islands court-appointed liquidators. While the Company does not foresee that the confluence of these events or control of these entities by the court-appointed liquidator will disrupt or have a negative impact on the Company or its business, these extraordinary events may have a negative impact on the Company and its business, including, but not limited to, potential inability or delays in the Company’s efforts to restructure Company debt and equity controlled by the liquidator or consummate the GOM Merger.

The repayment of our senior debt facility is secured by a security interest in all of our assets.

The repayment of our senior debt facility (which has an outstanding principal balance of approximately $48.95 million as of March 1, 2017 and provides us the option, pursuant to the terms of the debt facility, to borrow an additional approximately $18.0 million) is secured by a first priority security interest in all of our assets, property, real property and the securities of our subsidiaries and the repayment of such debt is further guaranteed by certain of our subsidiaries. If we default in the repayment of the senior debt facility and/or any of the terms and conditions thereof, the lenders may enforce their security interest over our assets which secure the repayment of such debt, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

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

We owe certain obligations to MIEJ under the New MIEJ Note, which is secured by a subordinated security interest in substantially all of our assets and is convertible into shares of our common stock subject to the terms of such New MIEJ Note, and may result in substantial dilution to existing shareholders.

The New MIEJ Note is subordinated in every way to the senior credit facility as well as to New Senior Lending (defined below); however, MIEJ has no control over our cash flow, nor is MIEJ’s consent required in connection with any disposition, sale, or use of any of our assets, provided that the requirements of the New MIEJ Note requiring the prepayment of interest, where applicable, as described below are followed. We have the right under the New MIEJ Note to enter into a loan, or a series of new loans or any other new non-equity investment or assumption of indebtedness (a “New Senior Lending”) which will be senior to the New MIEJ Note, without the prior consent of MIEJ, provided that, in addition to the approximately $35.5 million principal balance of the original PEDEVCO Senior Loan created in March 2014, the New Senior Lending is subject to a cap of an additional $60 million in the aggregate, such that the total lending, debt or similar investment under such cap shall not exceed $95 million in the aggregate (the “Senior Debt Cap”), with any portion of New Senior Lending in excess of the Senior Debt Cap advanced first to MIEJ until the New MIEJ Note is paid in full. The New MIEJ Note shall automatically, and without further consent from MIEJ, be subordinated in every way to any such New Senior Lending. Should we enter into any new financing transaction that results in raising New Senior Lending of at least $20 million in excess of the balance of the PEDEVCO Senior Loan, then MIEJ has a right to be paid all interest and fees that have accrued on the New MIEJ Note each and every time that a new financing transaction reaches or exceeds the $20 million threshold.

The New MIEJ Note was originally due and payable on March 8, 2017, but is now due and payable on March 8, 2019, due to an automatic maturity date extension as a result of the May 2016 Senior Debt Restructuring, and with such date also subject to additional automatic extensions upon the occurrence of a Long-Term Financing or additional PEDEVCO Senior Lending Restructuring (each as defined below) (the “Maturity”). On a one-time basis, the PEDEVCO Senior Loan may be refinanced by a new loan (“Long-Term Financing”) by one or more third party replacement lenders (“Replacement Lenders”), and in such event we are required to undertake commercially reasonable best efforts to cause the Replacement Lenders to simultaneously refinance both the PEDEVCO Senior Loan and the New MIEJ Note as part of such Long-Term Financing. Despite such efforts, should the Replacement Lenders be unable or unwilling to include the New MIEJ Note in such financing, then the Long-Term Financing may proceed without including the New MIEJ Note, and the New MIEJ Note shall remain in place and shall be automatically subordinated, without further consent of MIEJ, to such Long-Term Financing. Furthermore, upon the occurrence of a Long-Term Financing, the Maturity of the New MIEJ Note is automatically extended, without further consent of MIEJ, to the same maturity date of the Long-Term Financing (the “Extended Maturity Date”), provided that the Extended Maturity Date may not exceed March 8, 2020. Additionally, upon the closing of such Long-Term Financing: (a) the Long-Term Financing is required to be subject to the Senior Debt Cap, (b) we are required to make commercially reasonable best efforts for the Long-Term Financing to include adequate reserves or other payment provisions whereby MIEJ is paid all interest and fees accrued on the New MIEJ Note commencing as of March 8, 2017 (and annually thereafter, until such time as the New MIEJ Note is paid in full), but in any event the Replacement Lenders are required to agree to allow for quarterly interest payments (starting March 31, 2017) of not less than 5% per annum on the outstanding balance of the New MIEJ Note, plus a one-time payment of accrued interest (not to exceed $500,000) as of March 31, 2017 (the “Subordinated Interest Payments”), and the remaining 5% interest shall continue to accrue, and (c) MIEJ has the Right of Conversion (defined below) commencing as of March 8, 2017, the original maturity date of the New MIEJ Note. If the PEDEVCO Senior Loan and/or New Senior Lending is not refinanced by Replacement Lenders, but is instead refinanced, restructured or extended by the existing Investors (a “PEDEVCO Senior Lending Restructuring”), the maturity of both the New MIEJ Note and the PEDEVCO Senior Loan may be extended to no later than March 8, 2019, without requiring the consent of MIEJ, provided that (i) any such extension of the maturity date of the New MIEJ Note past March 8, 2017 shall give MIEJ the Right of Conversion (described below) commencing on March 8, 2017, and (ii) such extension agreement shall include payment provisions whereby MIEJ shall be paid all interest and fees accrued on the New MIEJ Note as of March 8, 2018. The May 2016 Senior Debt Restructuring qualified as a PEDEVCO Senior Lending Restructuring and the issuance of the Tranche A Notes qualified as a New Senior Lending, the result of which the Maturity of the New MIEJ Note has been extended to March 8, 2019. The New MIEJ Note may be prepaid any time without penalty.

The New MIEJ Note has a conversion feature that provides that beginning March 8, 2017, MIEJ has the right, at its discretion, to have the outstanding balance of the New MIEJ Note plus any accrued and unpaid interest thereon converted in whole or in part into our common stock at a price (the “Conversion Price”) equal to 80% of the average closing price per share of our common stock over the then previous 60 days from the date MIEJ exercises its conversion right (subject to adjustment for stock splits, recapitalizations and the like)(such event, a “Right of Conversion”); provided, however, that in no event shall the Conversion Price be less than $0.30 per share (the “Floor Price”). The New MIEJ Note originally included a conversion limitation subject to us receiving shareholder approval under applicable NYSE MKT rules, but at the 2016 Annual Meeting held on December 28, 2016, the Company’s stockholders approved the full conversion of the New MIEJ Note and the New MIEJ Note is now fully convertible into our common stock in accordance with its terms.

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

The prices we receive for our oil and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the prices for oil and natural gas have been volatile. For example, the price of oil has fallen dramatically since mid-2014, with a high over $100 per barrel in June 2014 to lows below $30 per barrel in early 2016, in each case based on WTI prices, due to a combination of factors including increased U.S. supply, global economic concerns, the likely resumption of oil exports from Iran and OPEC’s decision not to reduce supply. Prices for natural gas and NGLs have experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

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

Our auditors indicated in their report on the Company’s consolidated audited financial statements for the fiscal year ended December 31, 2016 that conditions existed that could raise substantial doubt about our ability to continue as a going concern due in part to the current crude oil price environment and the fact that the Company had a working capital deficit and accumulated deficit at December 31, 2016. Uncertainties related to our continuation as a going concern may impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives and/or negatively affect our relationships with partners and service providers. Our ability to continue as a going concern will depend upon the availability and terms of future funding, our ability to grow our operations and integrate newly acquired assets and operations, our ability to acquire additional assets and operations, and our ability to improve operating margins and regain profitability. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, all costs for development wells, support equipment and facilities, and proved mineral interests in oil and gas properties are capitalized. We review the carrying value of our long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We assess the recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. This impairment does not impact cash flows from operating activities but does reduce earnings and our shareholders’ equity. The risk that we will be required to recognize impairments of our oil and gas properties increases during periods of low oil or gas prices. As a result, there is an increased risk that we will incur an impairment in 2017. In addition, impairments would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices increase the cost center ceiling applicable to the subsequent period. We have in the past and could in the future incur additional impairments of oil and gas properties.

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

The GOM Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the GOM Merger. Those conditions include (1) approval of the GOM Merger Agreement by the board of directors of the Company, the sole Manager and member of Merger Sub, the Board of Managers of GOM, and the members of GOM, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the GOM Merger, and (4) approval of the NYSE MKT for the issuance of the common stock and shares of common stock issuable upon conversion of the Series B Preferred to the members of GOM at closing. In addition, prior to the closing of the GOM Merger, either the Company or GOM may terminate the GOM Merger at any time.

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

The GOM Merger is subject to various closing conditions as set forth in greater detail in the GOM Merger Agreement. Additionally, the Company is aware that the parent company of GOM has experienced significant liquidity problems, is currently under investigation by the U.S. Securities and Exchange Commission and the Justice Department, is currently under the control of a court-appointed liquidator that is taking steps to liquidate its assets, including the assets subject to the GOM Merger, has filed for Bankruptcy protection, and certain of its assets are also subject to separate Bankruptcy proceedings initiated by certain creditors. In addition, to the extent GOM’s assets are encumbered by debt, and such debtholders do not agree to the assumption of the debt by the Company, or to otherwise refinance or restructure such debt as needed to consummate the GOM Merger, GOM and the Company may not be able to consummate the GOM Merger. Any one of these circumstances may delay the closing of the GOM Merger or prevent certain closing conditions associated therewith from occurring, which in turn could prevent the merger from closing.

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

Strategic relationships, including with Tenet Advisory Group, upon which we may rely, are subject to risks and uncertainties which may adversely affect our business, financial conditions and results of operations.

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

To develop our business, we will endeavor to use the business relationships of our management and board to enter into strategic relationships, which may take the form of contractual arrangements with other oil and natural gas companies, including those that supply equipment and other resources that we expect to use in our business. For example, we have retained Tenet Advisory Group, LLC as a key advisor for our operations, exploration and drilling efforts. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business, financial condition and results of operations may be adversely affected.

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

Changes in the legal and regulatory environment governing the oil and natural gas industry, particularly changes in the current Colorado forced pooling system, could have a material adverse effect on our business.

 Our business is subject to various forms of government regulation, including laws and regulations concerning the location, spacing and permitting of the oil and natural gas wells we drill, among other matters. In particular, our business utilizes a methodology available in Colorado known as “forced pooling,” which refers to the ability of a holder of an oil and natural gas interest in a particular prospective drilling spacing unit to apply to the Colorado Oil & Gas Conservation Commission (the “COGCC”) for an order forcing all other holders of oil and natural gas interests in such area into a common pool for purposes of developing that drilling spacing unit. This methodology is especially important for our operations in the Greeley area, where there are many interest holders. Changes in the legal and regulatory environment governing our industry, particularly any changes to Colorado forced pooling procedures that make forced pooling more difficult to accomplish, could result in increased compliance costs and adversely affect our business, financial condition and results of operations.

SEC rules could limit our ability to book additional proved undeveloped reserves (“PUDs”) in the future.

SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional PUDs as we pursue our drilling program. Moreover, we may be required to write down our PUDs if we do not drill or plan on delaying those wells within the required five-year timeframe.

We are subject to stringent federal, state and local laws and regulations related to environmental and occupational health and safety issues that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.

Our operations are subject to stringent federal, state and local laws and regulations governing occupational safety and health aspects of our operations, the discharge of materials into the environment and environmental protection. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of a permit before conducting drilling and other regulated activities; the restriction of types, quantities and concentration of materials that may be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve taking difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations or specific projects and limit our growth and revenue.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons and other hazardous substances and wastes, as a result of air emissions and wastewater discharges related to our operations, and because of historical operations and waste disposal practices at our leased and owned properties. Spills or other releases of regulated substances, including such spills and releases that occur in the future, could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations. Under certain of such laws and regulations, we could be subject to strict, joint and several liability for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted. We may not be able to recover some or any of these costs from insurance. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities, air emissions control or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition. For example, on October 1, 2015, the EPA issued a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from the current standard of 75 parts per billion (“ppb”) for the current 8-hour primary and secondary ozone standards to 70 ppb for both standards. States are expected to implement more stringent requirements as a result of this new final rule, which could apply to our operations. Compliance with this more stringent standard and other environmental regulations could delay or prohibit our ability to obtain permits for operations or require us to install additional pollution control equipment, the costs of which could be significant. Please read “Part I” – “Item 1. Business” — “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters” for a further description of the laws and regulations that affect us.

Should we fail to comply with all applicable regulatory agency administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the Energy Policy Act of 2005 (“EPAct 2005”), the Federal Energy Regulatory Commission (the “FERC”) has civil penalty authority under the Natural Gas Act of 1938 (“NGA”) to impose penalties for current violations of up to $1 million per day for each violation. The FERC may also impose administrative and criminal remedies and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. Additional rules and regulations pertaining to those and other matters may be considered or adopted by FERC from time to time. Additionally, the Federal Trade Commission (“FTC”) has regulations intended to prohibit market manipulation in the petroleum industry with authority to fine violators of the regulations civil penalties of up to $1 million per day and the Commodity Futures Trading Commission (“CFTC”) prohibits market manipulation in the markets regulated by the CFTC, including similar anti-manipulation authority with respect to oil swaps and futures contracts as that granted to the CFTC with respect to oil purchases and sales. The CFTC rules subject violators to a civil penalty of up to the greater of $1 million or triple the monetary gain to the person for each violation. Failure to comply with those regulations in the future could subject us to civil penalty liability, as described in “Part I” – “Item 1. Business” — “Regulation of the Oil and Gas Industry”.

Climate change laws and regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil, natural gas and NGL that we produce while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by state agencies. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified large GHG emission sources in the United States, including certain onshore oil and natural gas production sources, which include certain of our operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the United States is one of almost 200 nations that, in December 2015, agreed to an international climate change agreement in Paris, France (“Paris Agreement”) that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. Although it is not possible at this time to predict how new laws or regulations in the United States or any legal requirements imposed following the United States’ agreeing to the Paris Agreement that may be adopted or issued to address GHG emissions would impact our business, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations as well as delays or restrictions in our ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil, natural gas and NGL we produce. Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into targeted geological formations to fracture the surrounding rock and stimulate production.

Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has published final Clean Air Act (“CAA”) regulations in 2012 and, more recently, in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing, leak detection, and permitting; published on June 28, 2016 an effluent limited guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the federal Bureau of Land Management (“BLM”) published a final rule in March 2015, establishing stringent standards relating to hydraulic fracturing on federal and American Indian lands, including well casing and wastewater storage requirements and an obligation for exploration and production operators to disclose what chemicals they are using in fracturing activities; however, on June 21, 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked congressional authority to promulgate the rule. Also, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In the event that a new, federal level of legal restrictions relating to the hydraulic-fracturing process is adopted in areas where we operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

 Certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The EPA report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. Other governmental agencies, including the United States Department of Energy and the United States Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

 At the state level, Colorado, where we conduct operations, is among the states that has adopted, and other states are considering adopting, regulations that impose new or more stringent permitting, disclosure or well-construction requirements on hydraulic fracturing operations. In addition to state laws, local land use restrictions may restrict drilling in general and/or hydraulic fracturing in particular. For example, several cities in Colorado passed temporary or permanent moratoria on hydraulic fracturing within their respective cities’ limits in 2012-2013 but, since that time, in response to lawsuits brought by an industry trade group, the Colorado Oil and Gas Association, local district courts struck down the ordinances for certain of those Colorado cities in 2014, primarily on the basis that state law preempts local bans on hydraulic fracturing. The cities of Fort Collins and Longmont, among those cities whose ordinances were struck down in 2014, appealed their decisions to the Colorado Supreme Court, but on May 2, 2016, the state supreme court upheld the lower court rulings in those two cases, holding that a five-year moratorium on hydraulic fracturing adopted by Fort Collins and a ban on fracturing adopted by Longmont were pre-empted by state law and, therefore, unenforceable. Another suit brought by the Colorado trade group against one other city, Broomfield, who had adopted a moratorium on fracturing, has been on hold pending the outcome of the Colorado Supreme Court ruling in the Fort Collins and Longmont cases. Notwithstanding attempts at the local level to prohibit hydraulic fracturing, there exists the opportunity for cities to adopt local ordinances allowing hydraulic fracturing activities within their jurisdictions but regulating the time, place and manner of those activities.

In addition, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives aimed at significantly limiting or preventing oil and natural gas development. In response to such initiatives, the Governor of Colorado created a Task Force on State and Local Regulation of Oil and Gas Operations (“Task Force”) in September 2014 to make recommendations to the state legislature regarding the responsible development of Colorado’s oil and gas resources. In February 2015, the Task Force made nine non-binding recommendations to the Governor that will require legislative or regulatory action to be implemented. Among other things, the recommendations received from the Task Force would require pursuit of state rulemaking targeting increased collaborative efforts between oil and natural gas operators and local governments regarding large-scale oil and natural gas facilities in defined “urban mitigation areas”; operator registration with local government designees and possible advance notice of future oil and natural gas drilling and production facility locations that would be integrated into the local comprehensive planning process; development of enhanced local governmental designee roles and functions to more effectively serve as liaisons between industry, residents and local officials; increased staffing levels at the state environmental and oil and natural gas agencies; establishing an oil and natural gas information clearinghouse; establishing a working group to investigate ways to reduce oil and natural gas vehicular traffic on roadways; pursuit of state air emissions rules including methane emissions capture rules; and establishing a compliance assistance program to assist oil and natural gas operators in complying with applicable rules. On January 25, 2016, two of the recommendations, regarding the collaboration of local governments, the COGCC and oil and natural gas operators in the siting of large scale oil and natural gas facilities in defined urban mitigation areas and long-term planning for including future oil and natural gas development in local comprehensive planning processes, were approved by the COGCC as new rules. It is possible that the COGCC could elect to pursue one or more of the remaining Task Force recommendations or the Colorado state legislature could seek to adopt new policies or legislation relating to oil and natural gas operations, including measures that would give local governments in Colorado greater authority to limit hydraulic fracturing and other oil and natural gas operations or require greater distances between well sites and occupied structures. In addition, it is possible that notwithstanding the recommendations made by the Task Force, certain interest groups in Colorado or even members of the Colorado state legislature may seek to pursue ballot initiatives in the future and/or legislation that may or may not coincide with the Task Force’s recommendations, including, among other things, pursuit of initiatives or legislation for changes in state law that would allow local governments to ban hydraulic fracturing in Colorado.

In the event that ballot initiatives or local or state restrictions or prohibitions are adopted in areas where we conduct operations, including the Wattenberg Field in Colorado, that impose more stringent limitations on the production and development of oil and natural gas, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves. Any such increased costs, delays, cessations, restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Please read “Part I” – “Item 1. Business” — “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters” for a further description of the laws and regulations that affect us.

Ballot initiatives that would impose more stringent restrictions for new oil and natural gas wells and related facilities may serve to limit future oil and natural gas exploration and production activities and could have a material adverse effect on our results of operations, financial position and business.

 Proponents of legal requirements imposing more stringent restrictions on oil and gas exploration and production activities in Colorado sought to include on the November 2016 ballot certain ballot initiatives that, if approved, would have allowed revisions to the state constitution in a manner that would have made such exploration and production activities in the state more difficult in the future. Among the ballot initiatives pursued in 2016 were ballot initiative Number 75 (“Initiative 75”), which sought to authorize local governmental to control oil and natural gas development in Colorado that could have resulted in the imposition of more stringent requirements than currently implemented under state law, and ballot initiative Number 78 (“Initiative 78”), which proposed a much more stringent 2,500-foot mandatory setback between an oil and natural gas development facility (including oil and natural gas wells, production and processing equipment and pits) and specified occupied structures and areas of special concern. Changes sought under these ballot initiatives would have applied to new oil and gas development facilities in Colorado. Proponents of these measures collected signatures for placing Initiatives 75 and 78 on the November 2016 ballot and submitted those signatures to the Colorado Secretary of State by the August 8, 2016 deadline. However, on August 29, 2016, the Secretary of State announced that the proponents had failed to gather enough valid signatures to put Initiatives 75 and 78 on the November 2016 ballot. Notwithstanding the Colorado Secretary of State’s announcement on August 29, 2016, in the event that ballot initiatives or local or state restrictions or prohibitions are adopted in the future in areas where we conduct operations that impose more stringent limitations on the production and development of oil and natural gas, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves.

Recently announced rules regulating methane emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs or delays in production of oil and natural gas, which could have a material adverse effect on our business.

On June 3, 2016, the EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, as part of an overall effort to reduce methane emissions in the oil and natural gas source category by up to 45% from 2012 levels by the year 2025. The EPA’s final rules include New Source Performance Standards (“NSPS”) to limit methane emissions from equipment and processes across the oil and natural gas source category. The rules also extend limitations on volatile organic compound (“VOC”) emissions to sources that were unregulated under the previous NSPS at Subpart OOOO. Affected methane and VOC sources include hydraulically fractured (or re-fractured) oil and natural gas well completions, fugitive emissions from well sites and compressors, and pneumatic pumps. The new methane and VOC standards require the implementation of the best system of emission reduction to achieve these emission reductions, mirroring the existing VOC standards under Subpart OOOO. These rules could require a number of modifications to our operations, including the installation of new equipment to control methane and VOC emissions from certain hydraulic fracturing wells, which could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact or delay oil and natural gas production activities, which could have a material adverse effect on our business.

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities areas where we operate.

 Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations or materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have a material adverse impact on our ability to develop and produce our reserves.

As a result of future legislation, certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated and our production may be subject to the imposition of new U.S. federal taxes.

The U.S. President’s Fiscal Year 2017 Budget Proposal and legislation introduced in a prior session of Congress includes proposals that, if enacted into law, would eliminate certain key U.S. federal income tax provisions currently available to oil and gas exploration and production companies or potentially make our operations subject to the imposition of new U.S. federal taxes. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, (iv) an extension of the amortization period for certain geological and geophysical expenditures and (v) imposition of a $10.25 per barrel fee on oil, to be paid by oil companies (but the budget does not describe where and how such a fee would be collected). It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change, as well as any changes to or the imposition of new U.S. federal, state or local taxes (including the imposition of, or increase in production, severance or similar taxes), could increase the cost of exploration and development of oil and gas resources, which would negatively affect our financial condition and results of operations.

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

Our operations in the D-J Basin in Weld County, Colorado, involve utilizing the latest drilling and completion techniques in order to maximize cumulative recoveries and therefore generate the highest possible returns. Risks that we may face while drilling include, but are not limited to, landing our well bore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the well bore and being able to run tools and other equipment consistently through the horizontal well bore. Risks that we may face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the well bore during completion operations and successfully cleaning out the well bore after completion of the final fracture stimulation stage.

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

Competition for hydraulic fracturing services and water disposal could impede our ability to develop our shale plays.

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

Michael L. Peterson, our President and Chief Executive Officer, and Clark R. Moore, our Executive Vice President, General Counsel and Secretary, hold various other management positions with privately-held companies not involved in the oil and gas industry. We believe these positions require only an immaterial amount of each officers’ time and will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officers’ position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers performing services for us and these other entities.

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

In addition, that certain Amended and Restated Secured Subordinated Promissory Note, in the principal amount $4.925 million, dated February 19, 2015, issued by the Company to MIE Jurassic Energy Corporation (“MIEJ”), provides MIEJ the right, beginning March 8, 2017, to convert the outstanding balance plus accrued and unpaid interest thereon, into common stock of the Company at a price equal to 80% of the average closing price per share of common stock over the then previous 60 days from the date MIEJ exercises its conversion right, subject to a floor price of $0.30 per share of common stock. Any such issuances of common stock will result in immediate and substantial dilution to the interests of other stockholders.

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

Because we are a small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock. Up to $100,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 (File No. 333-214415) that we filed with the Securities and Exchange Commission on December 20, 2016, and which was declared effective on January 17, 2017. To date, an aggregate of approximately $17.5 million in securities have been sold by us under the prior Form S-3 which the December 2016 Form S-3 replaced, leaving approximately $82.5 million in securities which will be eligible for sale in the public markets from time to time, when sold and issued by us, subject to the requirements of Form S-3, which limits us, until such time, if ever, as our public float exceeds $75 million, from selling securities in a public primary offering under Form S-3 with a value exceeding more than one-third of the aggregate market value of the common stock held by non-affiliates of the Company every twelve months. We have also entered into an At Market Issuance Sales Agreement, or sales agreement, with National Securities Corporation, or NSC, relating to up to $2.0 million of shares of our common stock which may be offered from time to time in “at the market offerings” and filed a final prospectus in connection with such offering with the SEC, provided that to date, we have not sold any securities under the At Market Issuance Sales Agreement or the prospectus associated therewith. Additionally, if our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.

As of December 31, 2016, there were outstanding stock options to purchase approximately 5,187,223 shares of our common stock and outstanding warrants to purchase approximately 12,566,079 shares of common stock. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We previously filed registration statements with the SEC on Form S-8 providing for the registration of an aggregate of approximately 16,349,138 shares of our common stock, issued, issuable or reserved for issuance under our equity incentive plans. Subject to the satisfaction of vesting conditions, the expiration of lockup agreements, any management 10b5-1 plans and certain restrictions on sales by affiliates, shares registered under registration statements on Form S-8 will be available for resale immediately in the public market without restriction.

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

Seven of our directors and executive officers own approximately 17.5% of our common stock, and three of our major shareholders own approximately 17.6% of our common stock, which may give them influence over important corporate matters in which their interests are different from your interests.

Seven of our directors and executive officers beneficially own approximately 17.5% of our outstanding shares of common stock, and our largest three non-director or officer shareholders own approximately 17.6% of our outstanding voting shares of common stock and Series A Preferred Stock (excluding exercise of warrants and options and other convertible securities held thereby) based on a total of 54,997,742 shares of common stock and Series A Preferred Stock outstanding as of March 22, 2017. These directors, executive officers and major shareholders will be positioned to influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. These directors, executive officers and major shareholders, subject to any fiduciary duties owed to the shareholders generally, may have interests different than the rest of our shareholders. Their influence or control of our company may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other shareholders. In addition, due to the ownership interest of these directors and officers in our common stock, they may be able to remain entrenched in their positions.

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

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Shares of preferred stock may be issued by our board of directors without shareholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our board of directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our board of directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders including having a preference over our common stock with respect to dividends or distributions on liquidation or dissolution. To date our board of directors has authorized Series A Convertible Preferred Stock, the rights and preferences associated therewith, and risks related to such preferred stock, is described in greater detail under “Risks Related to Our Series A Convertible Preferred Stock”. We have also agreed to issue Series B Preferred stock in the event the GOM Merger closes as described in greater detail above under “Item 1. Business” – “Business Overview” — “Recent Developments” – “GOM Holdings, LLC Merger Agreement”.

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

On November 3, 2016, we were notified by the NYSE MKT that our common stock had been selling for a low price per share (i.e., under $0.20 per share), for a substantial period of time, and that our continued listing on the NYSE MKT was predicated on us completing a reverse stock split of our issued and outstanding common stock by May 3, 2017. Pursuant to the rules of the NYSE MKT, if an issuer’s common stock sells at what the NYSE MKT considers a “low selling price” (generally trading below $0.20 per share for an extended period of time) and the issuer fails to correct this via a reverse split after notification by the NYSE MKT (provided that issuers can also be delisted if any shares of the issuer trade below $0.06 per share), the NYSE MKT may delist the securities of such issuer. The NYSE MKT also advised us that we were ‘below compliance’ with applicable NYSE MKT listing standards due to the low trading price of our common stock and that a “.BC” indicator would be affixed to our trading symbol until such time as we regained compliance with the NYSE MKT’s listing standards. While the Company obtained stockholder approval for a reverse stock split at our 2016 annual meeting of stockholders on December 28, 2016, in the event we fail to effect a reverse stock split by May 3, 2017, the NYSE MKT may delist our common stock. If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations. In addition, delisting from the NYSE MKT might negatively impact our reputation and, as a consequence, our business. Finally, if we were delisted from the NYSE MKT and are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements, which may delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and could increase the expenses of any offering.

We are currently below compliance with certain continued listing requirements of the NYSE MKT. If we are delisted from the NYSE MKT, your ability to sell your shares of our common stock may be limited by the penny stock restrictions, which could further limit the marketability of your shares.

On December 27, 2016, we received notice from the NYSE MKT LLC (the “Exchange”) that we were not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (“Company Guide”) since we reported stockholders’ equity of less than $6,000,000 at September 30, 2016 and had incurred net losses in our five most recent fiscal years ended December 31, 2015.  Receipt of the letter does not have any immediate effect upon the listing of our common stock, provided that in order to maintain our listing on the Exchange, the Exchange requested that we submit a plan of compliance (the “Plan”) by January 27, 2017 addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide by June 27, 2018.  We submitted our Plan to the Exchange by the requested deadline, and such plan was accepted by the Exchange on February 13, 2017.  In connection with such acceptance, we have been provided until June 27, 2018 to regain compliance with Section 1003(a)(iii) of the Company Guide, which requires our stockholders’ equity to be at least $6 million.  If we do not make progress consistent with the Plan during the Plan period or regain compliance with the applicable continued listing standards of the Exchange by June 27, 2018, the Exchange will initiate delisting proceedings as appropriate.  We are confident that we will be able to regain compliance with applicable listing standards by June 27, 2018, provided that if we are unable to regain compliance, our common stock will be delisted from the Exchange.

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

We are currently required to file annual and quarterly information and other reports with the Securities and Exchange Commission that are specified in Sections 13 and 15(d) of the Exchange Act. Additionally, due to the fact that our common stock is listed on the NYSE MKT, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require NYSE approval for such transactions and/or NYSE rules may require us to obtain shareholder approval for such transactions.

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

All of our Series A Convertible Preferred Stock is held by GGE, the parent company of which is controlled by a court-appointed liquidator that is currently taking steps to liquidate GGE’s parent company’s assets. If GGE were to distribute our Series A Convertible Preferred Stock in connection with such liquidation, and/or these shares are converted in sequential conversions and sales of such converted shares take place, the price of our common stock may decline.

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

In February 2015, by resolution of the board of directors, we formally increased the size of our board of directors from three (3) members to five (5) members. Pursuant to the designation of the Series A Convertible Preferred stock, we provided the holder thereof the right, upon notice to us, to appoint designees to fill the two (2) vacant seats, one of which must be an independent director as defined by applicable rules. In July 2015, David Z. Steinberg joined our board of directors as one of the holder’s independent director designees. The holder’s second designee has not been appointed to date. Mr. Steinberg was formerly employed by PM LLC, the former advisor and former affiliate of PPVAF, GOM, RJC and GGE, from May 2009 to November 2016. The board appointment rights continue until the holder no longer holds any of the first tranche of shares issued to the holder. The board appointment rights mean that assuming such rights are exercised; the common stock shareholders may only have the right to appoint 60% (three of five members) of our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Office Lease

Our corporate headquarters are located in approximately 2,100 square feet of office space at 4125 Blackhawk Plaza Circle, Suite 201, Danville, California 94506. We lease that space pursuant to a lease that expires on July 31, 2017 and that has a base monthly rent of approximately $4,661.

Oil and Gas Properties

The Company’s oil and gas properties are described under “Item 1. Business - Oil and Gas Properties” - “Our Core Areas” — “Our Non-Core Assets”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “D-J Basin Asset Reserves Estimates”, and “Note 5 – Oil and Gas Properties” to the consolidated audited financial statements attached hereto and “Production Volumes” and “Supplemental Information on Oil and Gas Producing Activities” at the end of the consolidated audited financial statements attached hereto.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any material legal proceedings and has no current legal proceedings outstanding.

 On December 18, 2015, a complaint was filed against Red Hawk Petroleum, LLC (“Red Hawk”), our wholly-owned subsidiary, in the District Court, County of Weld, State of Colorado (Case Number: 2015CV31079) (the “Court”), pursuant to which Liberty Oilfield Services, LLC (“Liberty”) made various claims against Red Hawk in connection with certain completion services provided by Liberty to Red Hawk in November and December 2014. The complaint alleged causes of action for foreclosure of lien, breach of contract, quantum meruit and account stated, and sought payment of amounts allegedly owed, pre- and post-judgment interest, attorneys’ fees and court costs in connection with Red Hawk’s alleged failure to pay Liberty approximately $2.9 million in fees due for completion services provided by Liberty. On May 12, 2016, the Company and Liberty entered into a settlement agreement, pursuant to which the Company paid Liberty $750,000 and issued 2,450,000 fully-vested shares of restricted Company common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million.

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

The following high and low sales prices of our common stock, reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2016	$0.32	$0.15
June 30, 2016	0.41	0.16
September 30, 2016	0.32	0.12
December 31, 2016	0.21	0.09

March 31, 2015	$0.95	$0.31
June 30, 2015	0.78	0.42
September 30, 2015	0.48	0.22
December 31, 2015	0.31	0.10

Shareholders

As of March 22, 2017, there were approximately 914 holders of record of our common stock, not including any persons who hold their stock in “street name,” and one holder of our preferred stock.

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

The 66,625 shares of Series A Preferred issued to GGE (i) had a liquidation preference senior to all of the Company’s common stock equal to $400 per share (the “Liquidation Preference”) prior to the date the Shareholder Approval (defined below) was received, (ii) accrued an annual dividend equal to 10% of their Liquidation Preference, payable annually from the date of issuance (the “Dividend”) prior to the date the Shareholder Approval (defined below) was received, (iii) vote together with the common stock on all matters, with each share having one (1) vote, and (iv) since the date of the Shareholder Approval are convertible into common stock of the Company on a 1,000:1 basis. On October 7, 2015, the Company obtained shareholder approval of the issuance of the Company’s common stock upon conversion of the Series A Preferred, and other related matters (the “Shareholder Approval”). Notwithstanding the above, no conversion is allowed in the event the holder thereof would beneficially own more than 9.9% of the Company’s common stock or voting stock (see “Part I” – “Item 1A. Risk Factors”, including “The issuance and sale of common stock upon conversion of the Series A Convertible Preferred stock may depress the market price of our common stock”, and other risk factors related to our Series A Convertible Preferred stock).

Additionally, Golden Globe Energy (US), LLC, which we refer to as GGE, the sole holder of our Series A Preferred stock, has the right pursuant to the purchase agreement with GGE and the certificate of designation designating the Series A Preferred, upon notice to us, voting separately as a single class, to appoint designees to fill two (2) seats on our board of directors, one of which must be an independent director as defined by applicable rules and the exclusive right, voting the Series A Preferred Stock as sole stockholder thereof, separately as a single class, to elect such two (2) nominees to the board of directors. On July 15, 2015, at the request of GGE the board of directors of the Company increased the number of members of the board of directors from three to four, pursuant to the power provided to the board of directors in the Company’s Bylaws, and appointed David Z. Steinberg as a member of the board of directors to fill the newly created vacancy, also pursuant to the power provided to the board of directors in the Company’s Bylaws. At the time of appointment, the board of directors made the affirmative determination that Mr. Steinberg was independent pursuant to applicable NYSE MKT and Securities and Exchange Commission rules and regulations. Mr. Steinberg serves as one of GGE’s representatives on the Company’s board of directors. The board of directors appointment rights continue until GGE no longer holds any of the Tranche One Shares (defined and described in greater detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence” — “Agreements with Related Persons” — “Golden Globe Energy (US), LLC”). To date, GGE has not provided notice to PEDEVCO regarding the appointment of the second member to the board of directors, other than Mr. Steinberg.

All Series A Preferred Stock nominee members on our board of directors are required to immediately resign at the option of the other members of our board of directors upon such time as the rights of the Series A Preferred Stock holder to appoint members to our board of directors expires. For so long as the board appointment rights remain in effect, if for any reason a Series A Preferred Stock nominee on our board of directors resigns or is otherwise removed from the board of directors, then his or her replacement shall be a person elected by the remaining Series A Preferred Stock nominee or the holder of the Series A Preferred Stock. The board appointment rights continue until the holder no longer holds any of the first tranche of shares issued to the holder. The board appointment rights continue until the holder no longer holds any of the first tranche of shares issued to the holder.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2016, with respect to our compensation plans under which common stock is authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)

Equity compensation plans approved by shareholders (1)	4,280,560	$0.50	12,010(2)
Equity compensation plans not approved by shareholders (3)	13,472,747	$0.77	-
Total	17,753,307	$0.71	12,010

(1)
Consists of (i) options to purchase 310,136 shares of common stock issued and outstanding under the Pacific Energy Development Corp. 2012 Amended and Restated Equity Incentive Plan, (ii) options to purchase 3,424 shares of common stock issued and outstanding under the Blast Energy Services, Inc. 2009 Incentive Plan, and (iii) options to purchase 3,967,000 shares of common stock issued and outstanding under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(2)	Consists of 12,010 shares of common stock reserved and available for issuance under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(3)
Consists of (i) options to purchase 906,668 shares of common stock granted by Pacific Energy Development Corp. to employees and consultants of the company in October 2011 and June 2012, and (ii) warrants to purchase 12,566,079 shares of common stock granted by PEDEVCO Corp. to placement agents, investors and consultants between March 2013 and May 2016.

Stock Transfer Agent

Our stock transfer agent is First American Stock Transfer, located at 4747 N. 7th Street, Suite 170, Phoenix, AZ 85014.

Recent Sales of Unregistered Securities

On December 28, 2016 the Company issued 200,000 fully-vested shares of restricted Company common stock to a financial advisor as a mobilization fee.

The issuance described above which constituted an “offer” and/or “sale” of securities, was exempt from registration pursuant to Regulation S of the Securities Act since the foregoing issuance and grant did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was) not a “U.S. Person” within the meaning of Regulation S under the Securities Act.

Recent Sales of Registered Securities

None.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-3 (Reg. No. 333-214415) in connection with the sale by us of up to $100 million in securities (common stock, preferred stock, warrants and units) was declared effective by the Securities and Exchange Commission on January 17, 2017.

On September 29, 2016, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with National Securities Corporation (“NSC”), a wholly owned subsidiary of National Holdings Corporation (NasdaqCM:NHLD), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $2,000,000 (the “Shares”) from time to time, as the Company deems prudent, through NSC (the “Offering”). Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, NSC may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act.

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

The Company has agreed to pay NSC commissions for its services in acting as agent in the sale of the Shares in the amount equal to 3.0% of the gross sales price of all Shares sold pursuant to the Agreement. The Company also agreed to pay various expenses in connection with the offering, including reimbursing up to $30,000 of NSC’s legal fees, which was paid in three (3) installments as follows: (a) $10,000 on the date of the parties’ entry into the Sales Agreement, (b) $10,000 on the date that was thirty (30) days from the date of the Sales Agreement, and (c) the balance due (not to exceed $10,000) on the date that was sixty (60) days from the date of the Sales Agreement. The Company has also agreed to provide NSC with customary indemnification and contribution rights.

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

The Company has filed a final prospectus in connection with such offering with the SEC (as part of the Form S-3 registration statement), provided that to date, we have not sold any securities under the At Market Issuance Sales Agreement or the prospectus associated therewith.

No payments for our expenses will be made in connection with the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We plan to use the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

There has been no material change in the planned use of proceeds from our offering as described in our final prospectuses filed with the SEC pursuant to Rule 424(b).

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

Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of December 31, 2016, we held approximately 11,538 net D-J Basin acres located in Weld County, Colorado through our wholly-owned subsidiary Red Hawk Petroleum, LLC (“Red Hawk”), which acreage is located in the Wattenberg and Wattenberg Extension areas of the D-J Basin, which we refer to as our “D-J Basin Asset.” As of December 31, 2016, we hold interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 25 gross (4.9 net) wells are non-operated, and 22 wells have an after-payout interest. During the quarter-ended December 31, 2016, the Company produced an average of approximately 1,232 gross (272 net) barrels of oil equivalent per day (“BOEPD”) from its D-J Basin Asset.

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

Immediately following the termination of the Reorganization Agreement, on December 29, 2015, the Company entered into an Agreement and Plan of Reorganization (as amended to date, the “GOM Merger Agreement”) with White Hawk Energy, LLC (“White Hawk”) and GOM Holdings, LLC (“GOM”), a Delaware limited liability company. The GOM Merger Agreement provides for the Company’s acquisition of GOM through an exchange of certain of the shares of the Company’s common and preferred stock (the “Consideration Shares”), for 100% of the limited liability company membership units of GOM (the “GOM Units”), with the GOM Units being received by White Hawk and GOM receiving the Consideration Shares (the “GOM Merger”). On February 29, 2016, the parties entered into an amendment to the GOM Merger Agreement, which amended the merger agreement in order to provide GOM additional time to meet certain closing conditions contemplated by the GOM Merger Agreement. The parties entered into the Amendment to extend the deadline for closing the merger and the date after which either party could terminate the GOM Merger Agreement if the merger had not yet been consummated, from February 29, 2016 to no later than April 15, 2016. On April 25, 2016, the parties further amended the GOM Merger Agreement to eliminate the April 15, 2016, closing deadline. See also “Part I, Item 1. Business” — “Recent Developments” — “GOM Holdings, LLC Merger Agreement” for a more detailed description of the GOM Merger. See also “Part I” – “Item 1A. Risk Factors”, including “The closing of the GOM merger is subject to various risks and closing conditions and such planned transaction may not occur on a timely basis, if at all”, and other GOM Merger-related risk factors.

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

We have listed below the total production volumes and total revenue net to the Company for the years ended December 31, 2016, 2015, and 2014 attributable to our D-J Basin Asset, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor that would be net to our interest if reported on a consolidated basis.

	For the Years Ended December 31,
	2016	2015	2014
Oil
Total Production (Bbls)	92,966	117,365	57,753
Average sales price (per Bbl)	$ 36.98	$ 41.13	$ 80.06
Natural Gas:
Total Production (Mcf)	168,555	343,967	94,981
Average sales price (per Mcf)	$ 1.98	$ 1.54	$ 5.42
Oil Equivalents:
Total Production (Boe) (1)	121,058	174,693	73,583
Average Daily Production (Boe/d)	332	479	202
Average Production Costs (per Boe)(2)	$ 10.42	$ 6.63	$ 15.78
_________________________

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

(2)	Excludes ad valorem and severance taxes.

Detailed information about our business plans and operations, including our core DJ Basin Asset is contained under “Part 1” — “Item 1. Business” beginning on page 5 of this Annual Report.

The reserve estimates, including PV-10, set forth above were prepared on January 6, 2017 by South Texas Reservoir Alliance, LLC (“STXRA”). STXRA is an independent professional engineering firm certified by the Texas Board of Professional Engineers (Registration number F1580), under the direction of Michael Rozenfeld of STXRA. STXRA, and its employees, have no material interest in our Company. STXRA also performs internal reservoir engineering services for the Company, previously participated in a joint venture with the Company for which no substantial activity has occurred to date and was dissolved in April 2016 with an effective date of December 31, 2015, and periodically receives compensation for assistance in locating additional oil and gas properties. The reserve estimates were prepared by STXRA using reserve definitions and pricing requirements prescribed by the SEC. STXRA estimated the proved reserves for our properties by performance methods and analogy. All of the proved producing reserves attributable to producing wells and/or reservoirs were estimated by performance methods. These performance methods, such as decline curve analysis, utilized extrapolations of historical production and pressure data available through December 2016 in those cases where such data were considered to be definitive. The data utilized were furnished to STXRA by the Company or obtained from public data sources. All of the proved developed nonproducing and undeveloped reserves were estimated by analogy.
A copy of the report issued by STXRA is filed with this report as Exhibit 99.1.

The preliminary appraisal reports and changes in our reserves are reviewed by Michael Peterson, our President and Chief Executive Officer, for completeness of the data presented and reasonableness of the results obtained. Mr. Peterson has over 14 years’ experience in the oil and gas industry. Once any questions have been addressed, STXRA issues the final appraisal reports, reflecting their conclusions.

For more information regarding our oil and gas reserves, please refer to “Supplemental Oil and Gas Disclosures (Unaudited)” beginning on page F-36 of this Annual Report, which information is incorporated by reference in this “Item 2. Properties”, by reference.

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
●
net income.

Production Volumes

Production volumes will directly impact our results of operations. As of December 31, 2016, we hold interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 25 gross (4.9 net) wells are non-operated, and 22 wells have an after-payout interest. During the quarter-ended December 31, 2016, the Company produced an average of approximately 1,232 gross (272 net) barrels of oil equivalent per day (“BOEPD”) from its D-J Basin Asset. Additionally, we expect to increase production assuming drilling success in the future as we expand operations in our DJ Basin Asset.

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

Our current liquidity uses and debt service requirements are managed under the terms of our senior debt facility whereby we are subject to a cash sweep of our net revenues after operating costs. The debt service arrangement provides for budgeted general and administrative cost allowance of $150,000 each month which we believe is sufficient to meet our foreseeable recurring costs.  Such financing arrangement is sufficient to manage recurring cash requirements but provides no additional funds for extraordinary items, execution of our capital expenditure program or the repayment of outstanding debt obligations other than our senior debt facility.  Any equity funds we are able to raise through offerings is not subject to the cash sweep and is not subject to payment to or approval by the senior lenders.

Subject to the availability of the additional funding, which is not currently in place and requires approval of our senior lenders in the event of a debt offering, we plan to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to approximately $11.1 million during the period from January 1, 2017 to December 31, 2017 in order to achieve our plans. We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through NSC under our current “at the market offering”, and the approximately $18.0 million available under our current senior debt facility will be sufficient to fund our drilling plans and our operations in 2017, noting that the advancement of all or any portion of the approximately $18.0 million gross available under our current senior debt facility is in the sole and absolute discretion of the senior lenders and no senior lender is obligated to fund all or any part of the requested funding.  See “Part I, Item 1. Business” — “Recent Developments” — “Senior Debt Restructuring” and “Part I” – “Item 1A. Risk Factors”, including “Our Tranche A Notes and Tranche B Notes include various covenants, reduces our flexibility, increases our interest expense and may adversely impact our operations and our costs.” In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2017 capital expenditures and/or repay or refinance a portion or all of our outstanding debt.

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

At The Market Offering

On September 29, 2016, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with National Securities Corporation (“NSC”), a wholly owned subsidiary of National Holdings Corporation (NasdaqCM:NHLD), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $2,000,000 (the “Shares”) from time to time, as the Company deems prudent, through NSC (the “Offering”). Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, NSC may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act.

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

The Company has agreed to pay NSC commissions for its services in acting as agent in the sale of the Shares in the amount equal to 3.0% of the gross sales price of all Shares sold pursuant to the Agreement. The Company also agreed to pay various expenses in connection with the offering, including reimbursing up to $30,000 of NSC’s legal fees, which was paid in three (3) installments as follows: (a) $10,000 on the date of the parties’ entry into the Sales Agreement, (b) $10,000 on the date that was thirty (30) days from the date of the Sales Agreement, and (c) the balance due (not to exceed $10,000) on the date that was sixty (60) days from the date of the Sales Agreement. The Company has also agreed to provide NSC with customary indemnification and contribution rights.

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

The Company has filed a final prospectus in connection with such offering with the SEC (as part of the Form S-3 registration statement), provided that to date, we have not sold any securities under the At Market Issuance Sales Agreement or the prospectus associated therewith.

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

From time to time, subject to the terms and conditions of the Note Purchase (including the requirement that we have deposited funds in an aggregate amount of any additional requested loan into a segregated bank account (the “Company Deposits”)), and prior to the Maturity Date (defined below), we had the right to request additional loans (to be evidenced by notes with substantially similar terms as the Initial Notes, the “Subsequent Notes”, and together with the Initial Notes, the “Notes”) from RJC, originally up to an additional $13.5 million in total or an aggregate of $50 million together with the Initial Notes and approximately $2 million of Subsequent Notes issued in 2014. We were required to pay original issue discounts in the amount of 5% of the funds borrowed, underwriting fees in the amount of 10% of the amount of the funds borrowed, reimburse certain of the legal fees of RJC’s counsel, and pay applicable fees to Casimir representing 5% of any funds borrowed, in connection with funds borrowed under any Subsequent Notes. Funds borrowed under any Subsequent Notes were only eligible to be used by us, together with Company Deposits, for approved AFEs issued for a well or wells to be drilled and completed on any properties acquired in connection with the Continental Acquisition. The total aggregate amount of any Subsequent Notes could not exceed $15.5 million and in the event we drill a dry hole, we are prohibited from using the proceeds from the sale of any Subsequent Notes, without the consent of RJC.

In addition, during the year ended December 31, 2014, the Company borrowed $1,967,000 for drilling activities (net proceeds of $1,593,000, which was reduced from the $1,967,000 by debt discounts of $276,000 related to underwriting fees and a 5% original issue discount of $98,000). There were no borrowings made under the Senior Notes during the year ended December 31, 2015. As of December 31, 2015, there was approximately $13.5 million gross ($11.0 million net, after origination-related fees and expenses) available to draw down under Subsequent Notes from RJC. The Notes are due and payable on March 7, 2017 (the “Maturity Date”), and may be repaid in full without premium or penalty at any time. As a result of the May 12, 2016 restructuring of the Notes and Note Purchase as described below, effective May 12, 2016, the Company may no longer borrow additional funds from RJC under Subsequent Notes, and the Maturity Date of the Notes have been revised as described below.

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

On April 24, 2015, certain of our Investors agreed to allow us to defer the mandatory principal repayments and interest payments due under the Notes for the months of May and June 2015, with such deferred amounts to be used to renew, extend, re-lease or otherwise acquire leases, which then became additional collateral under the Notes. The aggregate principal and interest that was deferred was approximately $524,000, which amount has been capitalized and added to the principal due under the Notes and is due upon maturity. The Company was also charged a one-time deferral fee of $354,000, the amount of the principal and interest deferred under this agreement, of which $320,000 was expensed as additional interest and the balance was added to the principal and due upon maturity. As additional consideration for the deferral, on September 10, 2015, we issued warrants exercisable for an aggregate of 349,111 shares of our common stock to the Investors participating in the deferral. Each warrant had a 3 year term and was exercisable on a cashless basis at an exercise price of $1.50 per share.

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

As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, we issued warrants exercisable on a cash-only basis for an aggregate of 1,201,004 shares to the lenders, proportionately based on their individual principal, which grants were subject to NYSE MKT additional listing approval, which has been received. The warrants had a three year term and were exercisable on a cash-only basis at a price of $0.75 per share. In addition, in the event the aggregate total of principal and interest deferred in connection with the August-January deferrals exceeded $900,000 over the Waiver Period, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, we were required to proportionately grant additional warrants such that the total aggregate number of shares of our common stock exercisable under all warrants granted will equal the total principal and interest deferred by such Investors divided by $0.75. As of December 31, 2015, the amount of deferred interest and deferred principal was $2,527,000 and $519,000, respectively.

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

On April 7, 2016, we entered into a Letter Agreement, dated April 1, 2016 (the “Letter Agreement”), with the Investors. The Letter Agreement extended by one (1) month, through April 30, 2016, the deferral of the payment of interest and principal due under the Senior Notes and the Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, issued by the Company to RJ Credit LLC (the “RJC Junior Note,” and together with the Senior Notes, the “Notes”)(the “Deferral Extension”), entered into with the Lenders on August 28, 2015, as amended on January 29, 2016 and March 7, 2016 (the “Original Deferral Agreements”). Specifically, pursuant to the Letter Agreement, all the Lenders agreed to: (i) further defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through April 30, 2016; (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them in April 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued; and (iii) delay the issuance of any “Subsequent Warrants” (as defined in the Original Deferral Agreements) issuable pursuant thereto to within 30 days of May 1, 2016, subject to NYSE MKT additional listing approval.

On May 12, 2016, the Company entered into Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”), pursuant to which the Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of the date of the parties entry into the Second Amendment, and add it to note principal, making the current outstanding principal amount of the RJC Junior Note $9,413,823, (ii) extend the “Termination Date” thereunder (i.e., the maturity date) from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred, due and payable on the Termination Date, with all future interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued, and (iv) subordinate the RJC Junior Note to the Senior Notes.

Also on May 12, 2016, the Company entered into the Amended NPA and undertook the transactions contemplated therein, including selling the New Senior Notes to the Lenders as described above under “Part I” –“Item 1. Business-Business Operations-Recent Developments” — “Senior Debt Restructuring”. Pursuant to the Amended NPA, the Company created new “Tranche A Notes,” in substantially the same form and with similar terms as the Tranche B Notes, with certain exceptions as described above, consisting of a term loan issuable in tranches with a maximum aggregate principal amount of $25,960,000, with borrowed funds accruing interest at 15% per annum, and maturing on May 11, 2019, under which Tranche A Notes the Company may draw up to approximately $18.0 million additional principal in accordance with their terms, including that the lenders thereof approve such loans at their sole discretion (see “Part I” – “Item 1A. Risk Factors”, including “Our Tranche A Notes and Tranche B Notes include various covenants, reduces our flexibility, increases our interest expense and may adversely impact our operations and our costs.”).

Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note

On February 19, 2015 (the “MIEJ Closing Date”), the Company and PEDCO entered into a Settlement Agreement (the “MIEJ Settlement Agreement”) with MIEJ. MIEJ was PEDCO’s 80% partner in Condor, and was the lender to PEDCO under that certain Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, in the principal amount of $6,170,065, entered into by PEDCO and MIEJ (the “MIEJ Note”). Pursuant to the MIEJ Settlement Agreement, among other things, (i) MIEJ and PEDCO agreed to restructure the MIEJ Note through the entry into a new Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015 and with an effective date of January 1, 2015 (the “New MIEJ Note”), (ii) PEDCO sold its (x) full 20% interest in Condor to MIEJ (the “Condor Interests”), and (y) interests in approximately 945 net acres and interests in three (3) wells located in PEDCO’s legacy non-core Niobrara acreage located in Weld County, Colorado, that were directly held by PEDCO to Condor (the “PEDCO Direct Interests”), effective January 1, 2015, and (iii) Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that was due from PEDCO, which, in summary, had the net effect of reducing approximately $9.4 million in aggregate liabilities due from PEDCO to MIEJ and Condor to $4.925 million, which is the new principal amount of the New MIEJ Note. In addition, pursuant to the MIEJ Settlement Agreement, (a) in consideration for the PEDEVCO Senior Loan Investors releasing their security interest on the Condor Interests and PEDCO Direct Interests, MIEJ paid $500,000 to the PEDEVCO Senior Loan Investors as a principal reduction on the PEDEVCO Senior Loan, which directly benefits PEDEVCO, (b) PEDCO paid $100,000 as a principal reduction under the MIEJ Note, (c) each of MIEJ, Condor and the Company fully released each other, and their respective predecessors and successors in interest, parents, subsidiaries, affiliates and assigns, and their respective officers, directors, managers, members, agents, representatives, servants, employees and attorneys, from every claim, demand or cause of action arising on or before the MIEJ Closing Date, and (d) MIEJ confirmed that the MIEJ Note was paid in full and that PEDCO owed no amounts to MIEJ or Condor other than the principal amount due as reflected in the New MIEJ Note.

The New MIEJ Note was effective January 1, 2015, bears an interest rate of 10.0% per annum with no interest due until Maturity (defined below) or except as detailed below, is secured by all of our current and after-acquired assets, and is subordinated in every way to the Senior Notes as well as to New Senior Lending (defined below); however, MIEJ has no control over the cash flow of the Company, nor is MIEJ’s consent required in connection with any disposition, sale, or use of any assets of the Company or any of its subsidiaries at any time in the future, provided that the requirements of the New MIEJ Note requiring the prepayment of interest, where applicable, as described below are followed. After the MIEJ Closing Date, the Company may enter into a loan, or a series of new loans or any other new non-equity investment or assumption of indebtedness (a “New Senior Lending”) which will be senior to the New MIEJ Note, without the prior consent of MIEJ, provided that, in addition to the approximately $35 million principal balance of the Notes, the New Senior Lending is subject to a cap of an additional $60 million in the aggregate, such that the total lending, debt or similar investment under such cap shall not exceed $95 million in the aggregate (the “Senior Debt Cap”), with any portion of New Senior Lending in excess of the Senior Debt Cap advanced first to MIEJ until the New MIEJ Note is paid in full. The New MIEJ Note shall automatically, and without further consent from MIEJ, be subordinated in every way to any such New Senior Lending. Should the Company enter into any new financing transaction that results in raising New Senior Lending of at least $20 million in excess of the balance of the Notes, then MIEJ has a right to be paid all interest and fees that have accrued on the New MIEJ Note each and every time that a new financing transaction reaches or exceeds the $20 million threshold.

 The New MIEJ Note was originally due and payable on March 8, 2017, but is now due and payable on March 8, 2019 due to an automatic maturity date extension as a result of the May 2016 Senior Debt Restructuring, and with such date also subject to additional automatic extensions upon the occurrence of a Long-Term Financing or additional PEDEVCO Senior Lending Restructuring (each as defined below) (the “Maturity”). On a one-time basis, the PEDEVCO Senior Loan may be refinanced by a new loan (“Long-Term Financing”) by one or more third party replacement lenders (“Replacement Lenders”), and in such event we are required to undertake commercially reasonable best efforts to cause the Replacement Lenders to simultaneously refinance both the PEDEVCO Senior Loan and the New MIEJ Note as part of such Long-Term Financing. Despite such efforts, should the Replacement Lenders be unable or unwilling to include the New MIEJ Note in such financing, then the Long-Term Financing may proceed without including the New MIEJ Note, and the New MIEJ Note shall remain in place and shall be automatically subordinated, without further consent of MIEJ, to such Long-Term Financing. Furthermore, upon the occurrence of a Long-Term Financing, the Maturity of the New MIEJ Note is automatically extended, without further consent of MIEJ, to the same maturity date of the Long-Term Financing (the “Extended Maturity Date”), provided that the Extended Maturity Date may not exceed March 8, 2020. Additionally, upon the closing of such Long-Term Financing: (a) the Long-Term Financing is required to be subject to the Senior Debt Cap, (b) we are required to make commercially reasonable best efforts for the Long-Term Financing to include adequate reserves or other payment provisions whereby MIEJ is paid all interest and fees accrued on the New MIEJ Note commencing as of March 8, 2017 (and annually thereafter, until such time as the New MIEJ Note is paid in full), but in any event the Replacement Lenders are required to agree to allow for quarterly interest payments (starting March 31, 2017) of not less than 5% per annum on the outstanding balance of the New MIEJ Note, plus a one-time payment of accrued interest (not to exceed $500,000) as of March 31, 2017 (the “Subordinated Interest Payments”), and the remaining 5% interest shall continue to accrue, and (c) MIEJ has the Right of Conversion (defined below) commencing as of March 8, 2017, the original maturity date of the New MIEJ Note. If the PEDEVCO Senior Loan and/or New Senior Lending is not refinanced by Replacement Lenders, but is instead refinanced, restructured or extended by the existing PEDEVCO Senior Loan Investors (a “PEDEVCO Senior Lending Restructuring”), the maturity of both the New MIEJ Note and the PEDEVCO Senior Loan may be extended to no later than March 8, 2019, without requiring the consent of MIEJ, provided that (i) any such extension of the maturity date of the New MIEJ Note past March 8, 2017 shall give MIEJ the Right of Conversion (described below) commencing on March 8, 2017, and (ii) such extension agreement shall include payment provisions whereby MIEJ shall be paid all interest and fees accrued on the New MIEJ Note as of March 8, 2018. The May 2016 Senior Debt Restructuring qualified as a PEDEVCO Senior Lending Restructuring and the issuance of the Tranche A Notes qualified as a New Senior Lending, the result of which the Maturity of the New MIEJ Note has been extended to March 8, 2019. The New MIEJ Note may be prepaid any time without penalty.

The New MIEJ Note has a conversion feature that provides, in the event that the final maturity of the New MIEJ Note is extended beyond March 8, 2017 for whatever reason, MIEJ has the right, at its discretion, to have the outstanding balance of the New MIEJ Note plus any accrued and unpaid interest thereon converted in whole or in part into our common stock at a price (the “Conversion Price”) equal to 80% of the average closing price per share of our common stock over the then previous 60 days from the date MIEJ exercises its conversion right (subject to adjustment for stock splits, recapitalizations and the like)(such event, a “Right of Conversion”); provided, however, that in no event shall the Conversion Price be less than $0.30 per share (the “Floor Price”). Additionally, the New MIEJ Note contains a provision preventing the conversion of the MIEJ Note to the extent that such conversion would result in more than 19.9% of our outstanding common stock or voting stock being issued in aggregate upon the conversion of such note, or otherwise require shareholder approval under the NYSE MKT rules. Notwithstanding that, we agreed to include a proposal in our proxy statement for our 2016 annual meeting of our shareholders (the “2016 Annual Meeting”) for the approval of the issuance of the maximum number of shares of common stock issuable in connection with conversion of the New MIEJ Note, assuming conversion at the Floor Price (the “Maximum Conversion Shares”). At the 2016 Annual Meeting held on December 28, 2016, the Company’s stockholders approved the full conversion of the New MIEJ Note and the New MIEJ Note is now fully convertible into our common stock in accordance with its terms.

Bridge Notes

On March 7, 2014, we entered into the Second Amendment to Secured Promissory Notes (each, an “Amended Note,” and collectively, the “Amended Notes”) with all but one of the investors holding our secured subordinated promissory notes, originally issued on March 22, 2013, referred to herein as the “Bridge Notes”.

The Amended Notes amended the bridge notes to allow the holders thereof the right to convert up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each bridge note outstanding as of the entry into the Amended Notes and only up to four (4) total conversions of not less than 25% each); the additional payment-in-kind cash amount equal to 10% of the principal amount of each holder’s bridge note which was deferred pursuant to the first amendment to such notes; and all accrued and unpaid interest under each bridge note (collectively, the “Conversion Amount”) into our common stock, subject to an additional listing application regarding such common stock being approved by the NYSE MKT. Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

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

Financial Summary

We had total current assets of $1.3 million as of December 31, 2016, including cash of $0.7 million, compared to total current assets of $1.9 million as of December 31, 2015, including a cash balance of $1.1 million.

We had total assets of $58.8 million as of December 31, 2016 and $60.8 million as of December 31, 2015. Included in total assets as of December 31, 2016 and December 31, 2015 were $57.4 million and $58.8 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $-0- million, respectively, in unproved oil and gas properties not subject to amortization,

We had total liabilities of $60.7 million as of December 31, 2016, including current liabilities of $3.3 million, compared to total liabilities of $45.7 million as of December 31, 2015, including current liabilities of $7.6 million.

We had negative working capital of $2.0 million, total shareholders’deficit of $2.0 million and a total accumulated deficit of $101.7 million as of December 31, 2016, compared to negative working capital of $5.7 million, total shareholders’ equity of $15.0 million and a total accumulated deficit of $82.1 million as of December 31, 2015.

Results of Operations

Comparison of the Year Ended December 31, 2016 with the Year Ended December 31, 2015

Oil and Gas Revenue. For the year ended December 31, 2016, we generated a total of $3,968,000 in revenues, compared to $5,326,000 for the year ended December 31, 2015. The decrease of $1,358,000 was primarily due to a decline in production from our oil and gas assets and a reduction in crude oil prices. This volume decline was a result of a natural decline in well production, periodic wells being shut-in and three new D-J Basin Asset wells drilled and operated by the Company being put on line in December 2014 which yielded higher production in the year ended December 31, 2015 relative to their production in 2016 (due to the natural decline in production from these wells).

Lease Operating Expenses. For the year ended December 31, 2016, lease operating expenses associated with the oil and gas properties were $1,687,000, compared to $1,830,000 for the year ended December 31, 2015. The decrease of $143,000 was primarily due to lower variable lease operating expenses associated with the lower volume resulting from the natural decline in well production and periodic wells being shut-in.

Exploration Expense. For the year ended December 31, 2016, exploration expense was $231,000 compared to $701,000 for the year ended December 31, 2015. The decrease of $470,000 was primarily due to less exploration activity undertaken by the Company in the current year due to price volatility in the oil markets and capital constraints.

Selling, General and Administrative Expenses. For the year ended December 31, 2016, selling, general and administrative (“SG&A”) expenses were $3,912,000, compared to $6,962,000 for the year ended December 31, 2015. The decrease of $3,050,000 was primarily due to austerity measures taken by management, including (i) a reduction in payroll costs related to a work force reduction, and (ii) the reduction of professional and other fees and expenses, including a significant decrease in stock compensation expense that resulted from the grant of fewer stock awards at lower stock prices during the current year. The components of SG&A expense are summarized below (amounts in thousands):

	For the Year Ended
	December 31,		Increase/
	2016	2015	(Decrease)
Payroll and related costs	$1,331	$1,993	$(662)
Stock-based compensation expense	1,476	3,602	(2,126)
Legal fees	113	225	(112)
Accounting and other professional fees	460	494	(34)
Insurance	105	95	10
Travel and entertainment	25	83	(58)
Office rent, communications and other	402	470	(68)
	$3,912	$6,962	$(3,050)

Impairment of Oil and Gas Properties. For the year ended December 31, 2016, impairment of oil and gas properties was $-0-, compared to $1,337,000 for the year ended December 31, 2015. The impairment in 2015 resulted from the non-core undeveloped leases that we allowed to expire or currently have no plans to drill prior to expiration. All of our unproved leasehold property was impaired in 2015.

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the year ended December 31, 2016, DD&A costs were $5,080,000, compared to $5,145,000 for the year ended December 31, 2015. The $65,000 decrease was primarily the result of lower production volumes due to a natural decline in well production.

Gain on Settlement of Payables. For the year ended December 31, 2016, the gain on settlement of payables was $1,282,000 compared to a gain of $-0- for the year ended December 31, 2015. The gain in 2016 was related to a Settlement Agreement entered into with Liberty for vendor obligations that was recorded during the year ended December 31, 2016. We had no gain or loss on settlement of payables for the year ended December 31, 2015.

Gain on Sale of Oil and Gas Properties. For the year ended December 31, 2016, gain on sale of oil and gas properties was $-0-, compared to a gain on sale of oil and gas properties of $526,000 for the year ended December 31, 2015. The gain on sale of oil and gas properties for the year ended December 31, 2015, was related to the MIE Jurassic Energy Corporation (“MIEJ”) Settlement Agreement for a gain of $275,000 and the assignment of our interest in 8 wells to Dome Energy for a gain of $250,000.

Gain on Sale of Equity Investment. For the year ended December 31, 2016, gain on sale of equity investment was $-0-, compared to a gain on sale of equity investment of $566,000 for the year ended December 31, 2015. The gain on sale of equity investments for the year ended December 31, 2015, was related to a Settlement Agreement entered into with MIEJ that was recorded in the year ended December 31, 2015.

Loss from Equity Method Investments. For the year ended December 31, 2016, we had no gain or loss from equity method investments compared to a loss from equity method investments of $91,000 for the year ended December 31, 2015, due to the Settlement Agreement entered into with MIEJ that was recorded in the year ended December 31, 2015. As of December 31, 2016, the Company no longer held any equity method investments.

Total Other Income (Expense). For the year ended December 31, 2016, other expense was $13,959,000, compared to $11,672,000 for the year ended December 31, 2015. The increase in total other expense of $2,287,000 was primarily due to the one-time gain on debt extinguishment of $2,192,000 related to the Settlement Agreement for the year ended December 31, 2015.

Net Loss Attributable to PEDEVCO Common Shareholders. For the year ended December 31, 2016, net loss attributable to PEDEVCO common shareholders was $19,619,000, compared to a net loss attributable to PEDEVCO common shareholders of $21,316,000 for the year ended December 31, 2015. The decrease in net loss of $1,697,000 was primarily due to lower operating expenses for the reasons described above.

Cash Flows from Operating Activities. We had net cash used in operating activities of $5,974,000 for the year ended December 31, 2016, which was a decrease of $1,645,000 as compared to the prior year period of $7,619,000. This decrease was primarily due to a lower net loss in the current year.

Cash Flows from Investing Activities. We had net cash used in investing activities of $75,000 for the year ended December 31, 2016, which was a decrease of $340,000 as compared to the prior year net cash provided of $265,000. Cash provided by investing activities in 2015 were generated from the sale of its equity investment in Condor.

Cash Flows from Financing Activities. We had net cash provided by financing activities of 5,570,000 for the year ended December 31, 2016, which was an increase of $3,753,000 as compared to the prior year cash provided of $1,817,000. This increase was primarily a result of the proceeds from notes payable in the current year. Cash provided by financing activities in 2015 is principally from the net proceeds of $2,780,000 from issuances of common stock offset by repayments of debt.

Recently Issued Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2016, and management has concluded that there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of the financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, that our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 1992. Based on our assessment, management believes that the Company’s internal controls over financial reporting were not effective as of December 31, 2016. While there has been no adverse change in the previously effective controls in place during 2016, there was no independent testing performed for the controls in place at year-end and therefore the Company’s internal controls over financial reporting cannot be confirmed to be effective.

In addition, the Company recognizes that the most current criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework was issued in 2013. The Company plans to take the following steps to become compliant in future years to the most current criteria:

●	Perform an assessment of the current inventory of internal controls over financial reporting against the most current Framework;

●	Identify any control enhancements or changes which would more effectively address the most current Framework;

●	Implement any control enhancements; and

●	Report the effectiveness of the controls under the Integrated Framework that was issued in 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

On December 28, 2016, in accordance with the terms of the Company’s Board Compensation Program, the Company granted 545,455 shares of restricted Company common stock under the Plan to each member of the Company’s Board of Directors – Messrs. Ingriselli, McAfee and Steinberg, and Ms. Smith – which shares vest on the date that is one year following the anniversary date of each director’s appointment to the Company’s Board of Directors as a non-employee director, in each case subject to the recipient of the shares being a member of the Company’s Board of Directors on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and the recipient.

In addition, on December 28, 2016, in connection with the Company’s annual compensation review process, the Company granted restricted stock awards to Messrs. Michael L. Peterson (President and Chief Executive Officer) and Clark R. Moore (Executive Vice President, General Counsel and Secretary), of 1,650,000 and 1,050,000 shares, respectively, and options to purchase 600,000 shares of common stock to Gregory Overholtzer (Chief Financial Officer), which options have an exercise price of $0.11 per share and expire in five (5) years from the date of grant. The restricted stock and option awards were granted under the Company’s 2012 Equity Incentive Plan, as amended. The restricted stock and option awards vest as follows: 50% of the shares on the six (6) month anniversary of December 28, 2016 (the “Grant Date”); (ii) 30% on the twelve (12) month anniversary of the Grant Date; and (iii) 20% on the eighteen (18) month anniversary of the Grant Date, in each case subject to the recipient of the shares or options being an employee of or consultant to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement or Stock Option Agreement, as applicable, entered into by and between the Company and the recipient.

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

Name	Age	Position

Frank C. Ingriselli	62	Chairman of the Board
Michael L. Peterson	55	President and Chief Executive Officer
Gregory Overholtzer	60	Chief Financial Officer
Clark R. Moore	44	Executive Vice President, General Counsel and Secretary
Elizabeth P. Smith	67	Director
Adam McAfee	53	Director
David Z. Steinberg	34	Director

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

Frank C. Ingriselli, Chairman of the Board

Mr. Ingriselli has served as the Chairman of the board of directors since our acquisition of Pacific Energy Development in July 2012, served as our Chief Executive Officer from July 2012 to May 2016 and served as our President from July 2012 to October 2014. Mr. Ingriselli also served as the President, Chief Executive Officer, and Director of Pacific Energy Development since its inception in February 2011 through its July 2012 acquisition by the Company. Mr. Ingriselli began his career at Texaco, Inc. in 1979 and held management positions in Texaco’s Producing-Eastern Hemisphere Department, Middle East/Far East Division, and Texaco’s International Exploration Company. While at Texaco, Mr. Ingriselli negotiated a successful foreign oil development investment contract in China in 1983. In 1992, Mr. Ingriselli was named President of Texaco International Operations Inc. and over the next several years directed Texaco’s global initiatives in exploration and development. In 1996, he was appointed President and CEO of the Timan Pechora Company, a Houston, Texas headquartered company owned by affiliates of Texaco, Exxon, Amoco and Norsk Hydro, which was developing an investment in Russia. In 1998, Mr. Ingriselli returned to Texaco’s Executive Department with responsibilities for Texaco’s power and natural gas operations, merger and acquisition activities, pipeline operations and corporate development. In August 2000, Mr. Ingriselli was appointed President of Texaco Technology Ventures, which was responsible for all of Texaco’s global technology initiatives and investments. In 2001, Mr. Ingriselli retired from Texaco after its merger with Chevron, and founded Global Venture Investments LLC, which we refer to as GVEST, an energy consulting firm, for which Mr. Ingriselli continues to serve as the President and Chief Executive Officer. In February 2016, Mr. Ingriselli founded Blackhawk Energy Ventures Inc., which we refer to as BEV, an energy consulting firm wholly-owned by him for which Mr. Ingriselli currently serves as President and Chief Executive Officer. We believe Mr. Ingriselli’s positions with GVEST and BEV require only an immaterial amount of Mr. Ingriselli’s time and do not conflict with his roles or responsibilities with our company. In 2005, Mr. Ingriselli co-founded Erin Energy Corporation (NYSE: ERN) (formerly CAMAC Energy, Inc.) an independent energy company headquartered in Houston, Texas, and served as its President, Chief Executive Officer and a member of its board of directors from 2005 to July 2010.

From 2000 to 2006, Mr. Ingriselli sat on the board of directors of the Electric Drive Transportation Association (where he was also Treasurer) and the Angelino Group, and was an officer of several subsidiaries of Energy Conversion Devices Inc., a U.S. public corporation engaged in the development and commercialization of environmental energy technologies. From 2001 to 2006, he was a Director and Officer of General Energy Technologies Inc., a “technology facilitator” to Chinese industry serving the need for advanced energy technology and the demand for low-cost high quality components, and Eletra Ltd, a Brazilian hybrid electric bus developer. Mr. Ingriselli currently sits on the Advisory Board of Directors of the Eurasia Foundation, a Washington D.C.-based non-profit that funds programs that build democratic and free market institutions in the new independent states of the former Soviet Union, and since May 2015, as a non-executive director and Chairman of the Board of Caspian Energy Inc., an oil and gas exploration company operating in Kazakhstan.

Mr. Ingriselli graduated from Boston University in 1975 with a Bachelor of Science degree in Business Administration. He also earned a Master of Business Administration degree from New York University in both Finance and International Finance in 1977 and a Juris Doctor degree from Fordham University School of Law in 1979.

Mr. Ingriselli brings to the board of directors over 37 years of experience in the energy industry. The board of directors believes that Mr. Ingriselli’s experience with our acquired subsidiary Pacific Energy Development and the insights he has gained from these experiences will benefit our future plans to evaluate and acquire additional oil producing properties and that they qualify him to serve as our director.

Michael L. Peterson, President and Chief Executive Officer

Mr. Peterson has served as our Chief Executive Officer since May 2016, served as our Chief Financial Officer from our acquisition of Pacific Energy Development in July 2012 to May 2016, served as our Executive Vice President from our acquisition of Pacific Energy Development in July 2012 to October 2014, and has served as our President since October 2014. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of our board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of us, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). In addition, since February 2006, Mr. Peterson has served as founder and managing partner of California-based Pascal Management, a manager of hedge and private equity investments, and since August 2016, Mr. Peterson has served as an independent director on the board of TrxAde Group, Inc. (OTCQB: TRXD), a web-based pharmaceutical market platform headquartered in Florida, each of which we believe requires only an immaterial amount of Mr. Peterson’s time and does not conflict with his roles or responsibilities with us. From 2005 to 2006, Mr. Peterson co-founded and became a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high net worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President with the responsibility for a team of professionals that advised and managed over $7 billion in assets. Mr. Peterson speaks Mandarin Chinese.

Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Gregory Overholtzer, Chief Financial Officer

Mr. Overholtzer has served as the Chief Financial Officer of the Company since May 2016, as the Company’s Corporate Controller from January 2012 to May 2016, and has served as the Company’s Vice President, Finance and Corporate Controller from June 2012 to May 2016. Mr. Overholtzer began his career in 1982 as a senior financial analyst at British Oxygen Corporation located in Fairfield, California. In 1994, Mr. Overholtzer joined Giga-tronics as their Chief Financial Officer. Between 1997 and 2011, Mr. Overholtzer served as the Chief Financial Officer, Corporate Controller or Senior Director for six different companies engaged in various hi-tech and bio-tech industries, including Accretive Solutions, Omni ID and Genitope Corp., all located in the San Francisco Bay Area.

 Mr. Overholtzer received his MBA in Finance from the University of California at Berkeley and his B.A. from UC Berkeley.

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

 Ms. Smith was elected to the Board of Finance of the Town of Darien, Connecticut, in November 2007, and from November 2010, until November 2015 when she elected not to seek reelection, served as the Chairman. In June of 2012, Ms. Smith was elected a Trustee of St. Luke’s School in New Canaan, Connecticut, and in 2013, Ms. Smith was elected as Treasurer of the Board of Directors of Trustees. Ms. Smith also serves on the Financial Affairs Committee and the Investment Committee. From 2007 through 2010, Ms. Smith has also served as a Board of Directors Member of the Community Fund of Darien, Connecticut, and from 1996 through 2006, Ms. Smith served on the Board of directors of INROADS/Fairfield Westchester Counties, Inc. From 2002 through 2005, Ms. Smith served as a member of the Board of Directors of Families With Children From China-Greater New York, and from 2004 through 2005, she served as a member of the Board of Directors of The Chinese Language School of Connecticut. While at Texaco, Ms. Smith was an active member in NIRI (National Investor Relations Institute) and the NIRI Senior Roundtable. She has been a member and past President of both the Investor Relations Association and the Petroleum Investor Relations Association. Ms. Smith was a member of the Board of Directors of Trustees of Marymount College Tarrytown from 1993 until 2001. She was also a member of the Board of Directors of The Education and Learning Foundation of Westchester and Putnam Counties from 1993 to 2002.

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

Adam McAfee, Director

Mr. McAfee joined our board of directors on December 28, 2016. Mr. McAfee has over 30 years of experience as an entrepreneur, financial analyst, controller and executive with leadership roles in mergers and acquisitions, financial planning and analysis, project finance, operations, audit and enterprise system implementations. Since August 2012, Mr. McAfee has served as Chief Executive Officer of Nevo Energy, Inc., and Chief Financial Officer between December 2008 and July 2012, a solar utility and development company. Since October 2013, Mr. McAfee has served as the Vice President of Finance of Aemetis, Inc. (NASDAQ: AMTX), and between August 2011 and October 2013 served as Controller of, a renewable fuels production company. Since September 2005, he has served as Chief Executive Officer and Director of Navitas Corporation, an energy company, which merged with publicly traded Pacific Asia Petroleum (PAP) in July 2008 and then as Managing Director of Navitas Capital LLC, a spin-off company from Navitas Corporation, managing debt and equity investments in public and private companies. In 2003 Mr. McAfee founded Park Capital Management, LLC, a fund that manages assets acquired through PIPE and private equity investments in technology and renewable energy companies, where he has served as Managing Director since November 2003. Mr. McAfee serves as the Managing General Partner of Orchard Yield Funds, which management investments in developing organic almonds in the Central Valley of California, since March 2016 and as the Managing Member of Organic Pastures Dairy Company, an organic raw milk dairy and creamery since 2002 and various Central Valley California farming entities since June 1983.

Mr. McAfee spent more than eleven years in significant corporate finance roles at Apple Computer in the Worldwide Financial Planning and Analysis, Sales, Research and Development and Operations divisions. Mr. McAfee currently serves as the President and Chairman of McAfee Charitable Ventures, a private non-profit charitable organization, a position he has held since August 2006. Mr. McAfee is also the Managing Member of a California Registered Investment Advisory Firm, Tilted Funds Group LLC, a position he has held since 2007.

Mr. McAfee is a Certified Management Accountant. He graduated with honors from California State University, Fresno with a Bachelor’s of Science in business administration and finance, and earned a Masters of Business Administration from the University of California, Irvine. He also completed the Harvard Business School Private Equity and Venture Capital Program. Mr. McAfee has been a Registered Investment Advisor in California since May 2007 and passed his Series 7 exam in March 1989, Series 63 exam in May 1991, and his Series 65 exam in May 2007.

David Z. Steinberg, Director

Mr. Steinberg joined our board of directors on July 15, 2015. Mr. Steinberg has been employed by Platinum Credit Management, LLC as an investment professional since November 2016, and was previously employed by Platinum Management (NY) LLC, a New York based investment management firm, from May 2009 to November 2016, where he served as a portfolio manager and headed its structured products credit group. Mr. Steinberg received his Masters of Business Administration degree, with a concentration in finance, cum laude, from The New York Institute of Technology in 2009.

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

Arrangements between Officers and Directors

There is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, except as described under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” – “Series A Preferred Stock Appointment Rights”, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

 Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure

Our board of directors has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of our business and what is in the best interests of our stockholders. Our current leadership structure is comprised of a separate Chairman of the board of directors and Chief Executive Officer (CEO). Mr. Frank C. Ingriselli serves as Chairman and Mr. Michael L. Peterson serves as Chief Executive Officer. The board of directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our board of directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s Chief Executive Officer, Mr. Peterson) and the members of our board of directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its Chief Executive Officer, while enabling our Chairman to facilitate our board of directors’ oversight of management, promote communication between management and our board of directors, and support our board of directors’ consideration of key governance matters. The board of directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Director Independence

Our board of directors has determined that each of Ms. Smith, Mr. McAfee and Mr. Steinberg is an independent director as defined in the NYSE MKT rules governing members of boards of directors or as defined under Rule 10A-3 of the Exchange Act. Accordingly, a majority of the members of our board of directors are independent as defined in the NYSE MKT rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

Committees of our Board of Directors

On September 5, 2013, and effective September 10, 2013, the board of directors adopted charters for the Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee. We currently maintain a Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee which have the following committee members:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Independent
Frank C. Ingriselli (1)
Adam McAfee	C	M	M	X
Elizabeth P. Smith	M	C	C	X
David Z. Steinberg (2)				X

C - Chairman of Committee.

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

Audit Committee

The audit committee selects, on behalf of our board of directors, an independent public accounting firm to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management, and recommends to the board of directors whether the audited financial statements should be included in our annual reports to be filed with the SEC. Mr. McAfee serves as Chair of the Audit Committee and our board of directors has determined that Mr. McAfee is an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

During the year ended December 31, 2016 the audit committee held four meetings.

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

During the year ended December 31, 2016, the compensation committee held five meetings.

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

The nominating and governance committee will consider qualified director candidates recommended in good faith by stockholders, provided those nominees meet the requirements of NYSE MKT and applicable federal securities law. The nominating and governance committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. The Committee will consider candidates recommended by stockholders if the information relating to such candidates are properly submitted in writing to the Secretary of the Company in accordance with the manner described for stockholder proposals under “Stockholder Proposals for 2017 Annual Meeting of Stockholders and 2017 Proxy Materials” on page 60 of our definitive proxy statement for the 2016 Annual Meeting of stockholders. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means.

During the year ended December 31, 2016 the nominating and corporate governance committee held one meeting.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2016, the Board held three meetings and took various other actions via the unanimous written consent of the board of directors and the various committees described above. All directors attended all of the board of directors meetings and committee meetings relating to the committees on which each director served during fiscal year 2016, except for one meeting of the board of directors which Mr. Steinberg was unable to attend. The Company held annual shareholders meetings on June 26, 2014, October 7, 2015, and December 28, 2016, at which meetings all directors were present in person or via teleconference. Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2016, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Current Executive Employment Agreements

Michael L. Peterson. On September 1, 2011, Pacific Energy Development, our wholly-owned subsidiary, entered into a Consulting Agreement engaging Michael L. Peterson to serve as Executive Vice President of Pacific Energy Development. This Consulting Agreement was superseded by an employment offer letter dated February 1, 2012, which employment offer letter was later amended and restated in full on June 16, 2012 and further amended on April 25, 2016 in connection with his promotion to the office of Chief Executive Officer of the Company. Pursuant to Mr. Peterson’s current employment offer letter, Mr. Peterson serves as our company’s Chief Executive Officer and President at a current annual base salary of $300,000, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion. Mr. Peterson previously served as a member of the board of directors and as the Interim President and Chief Executive Officer of Blast, and formerly as the Executive Vice President of the Company until his promotion to the office of President in October 2014. Prior to April 30, 2016, Mr. Peterson served as the Chief Financial Officer of the Company.

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

For purposes of Mr. Peterson’s employment agreement, the term “Cause” means his (1) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; (2) fraud on or misappropriation of any funds or property of our company or any of its affiliates, customers or vendors; (3) act of material dishonesty, willful misconduct, willful violation of any law, rule or regulation, or breach of fiduciary duty involving personal profit, in each case made in connection with his responsibilities as an employee, officer or director of our company and which has, or could reasonably be deemed to result in, a Material Adverse Effect upon our company; (4) illegal use or distribution of drugs; (5) material violation of any policy or code of conduct of our company; or (6) material breach of any provision of the employment agreement or any other employment, non-disclosure, non-competition, non-solicitation or other similar agreement executed by him for the benefit of our company or any of its affiliates, all as reasonably determined in good faith by the board of directors of our company. However, an event that is or would constitute “Cause” shall cease to be “Cause” if he reverses the action or cures the default that constitutes “Cause” within 10 days after our company notifies him in writing that Cause exists. No act or failure to act on Mr. Peterson’s part will be considered “willful” unless it is done, or omitted to be done, by him in bad faith or without reasonable belief that such action or omission was in the best interests of our company. Any act or failure to act that is based on authority given pursuant to a resolution duly passed by the board of directors, or the advice of counsel to our company, shall be conclusively presumed to be done, or omitted to be done, in good faith and in the best interests of our company.

 For purposes of the employment agreement, “Material Adverse Effect” means any event, change or effect that is materially adverse to the condition (financial or otherwise), properties, assets, liabilities, business, operations or results of operations of our company or its subsidiaries, taken as a whole.

For purposes of Mr. Peterson’s employment agreement, “Good Reason” means the occurrence of any of the following without his written consent: (a) the assignment to him of duties substantially inconsistent with this employment agreement or a material adverse change in his titles or authority; (b) any failure by our company to comply with the compensation provisions of the agreement in any material way; (c) any material breach of the employment agreement by our company; or (d) the relocation of him by more than fifty (50) miles from the location of our company’s principal office located in Danville, California. However, an event that is or would constitute “Good Reason” shall cease to be “Good Reason” if: (i) he does not terminate employment within 45 days after the event occurs; (ii) before he terminates employment, we reverse the action or cure the default that constitutes “Good Reason” within 10 days after he notifies us in writing that Good Reason exists; or (iii) he was a primary instigator of the “Good Reason” event and the circumstances make it inappropriate for him to receive “Good Reason” termination benefits under the employment agreement (e.g., he agrees temporarily to relinquish his position on the occurrence of a merger transaction he assists in negotiating).

For purposes of Mr. Peterson’s employment agreement, “Change of Control” means: (i) a merger, consolidation or sale of capital stock by existing holders of capital stock of our company that results in more than 50% of the combined voting power of the then outstanding capital stock of our company or its successor changing ownership; (ii) the sale, or exclusive license, of all or substantially all of our company’s assets; or (iii) the individuals constituting our company’s board of directors as of the date of the employment agreement (the “Incumbent Board of Directors”) cease for any reason to constitute at least 1/2 of the members of the board of directors; provided, however, that if the election, or nomination for election by our stockholders, of any new director was approved by a vote of the Incumbent Board of Directors, such new director shall be considered a member of the Incumbent Board of Directors. Notwithstanding the foregoing and for purposes of clarity, a transaction shall not constitute a Change in Control if: (w) its sole purpose is to change the state of our company’s incorporation; (x) its sole purpose is to create a holding company that will be owned in substantially the same proportions by the persons who held our company’s securities immediately before such transaction; or (y) it is a transaction effected primarily for the purpose of financing our company with cash (as determined by the board of directors in its discretion and without regard to whether such transaction is effectuated by a merger, equity financing or otherwise).

Gregory Overholtzer. Effective May 1, 2016, in connection with Mr. Overholtzer’s appointment as Chief Financial Officer of the Company, the Company entered into an Amendment No. 1 to Employment Agreement on April 25, 2016 with Mr. Overholtzer (the “Amended Overholtzer Employment Agreement”), which amended that certain Employment Letter Agreement dated June 16, 2012, entered into by and between the Company as successor-in-interest to Pacific Energy Development Corp. and Mr. Overholtzer in connection with his original employment with the Company (the “Overholtzer Employment Agreement”). Mr. Overholtzer has a current annual base salary of $190,000, and is eligible for a discretionary cash performance bonus each year of up to 30% of his then-current annual base salary.

Clark Moore. Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013, with Clark Moore, its Executive Vice President, Secretary and General Counsel, pursuant to which, effective June 1, 2011, Mr. Moore has been employed by Pacific Energy Development, with a current annual base salary of $250,000, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion. In addition, Mr. Moore’s employment agreement includes, among other things, severance payment provisions that would require the Company to make lump sum payments equal to 18 months’ salary and target bonus to Mr. Moore in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the employment agreement. The employment agreement also prohibits Mr. Moore from engaging in competitive activities during and following termination of his employment that would result in disclosure of our confidential information, but does not contain a general restriction on engaging in competitive activities.

The definitions of “Cause” (including the applicable cure provisions associated therewith), “Material Adverse Effect”, “Good Reason” and “Change of Control” in Mr. Moore’s employment agreement are substantially the same as in Mr. Peterson’s employment agreement as discussed above.

Equity Incentive Plans

2012 Plan

General. On June 26, 2012, our board of directors adopted the Blast Energy Services, Inc. 2012 Equity Incentive Plan, which was approved by our stockholders on July 30, 2012 and subsequently renamed to the PEDEVCO Corp. 2012 Equity Incentive Plan in connection with our name change from Blast Energy Services, Inc. to PEDEVCO Corp. The 2012 Equity Incentive Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, stock appreciation rights, or SARs, and performance units and performance shares. Subject to the provisions of the 2012 Equity Incentive Plan relating to adjustments upon changes in our common stock, an aggregate of two million shares of common stock were reserved for issuance under the 2012 Equity Incentive Plan. On April 23, 2014, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by five million shares, the number of awards available for issuance under the plan, which was approved by stockholders on June 27, 2014. On July 27, 2015, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by three million shares, the number of awards available for issuance under the plan, which was approved by stockholders on October 7, 2015. On October 21, 2016, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by five million shares, the number of awards available for issuance under the plan, which was approved by stockholders on December 28, 2016. We refer to the 2012 Amended and Restated Incentive Plan as the 2012 Plan.

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

As of the date of this Annual Report, options to purchase 3,967,000 shares of common stock and 11,020,990 shares of restricted stock have been issued under the 2012 Plan, with 12,010 shares of common stock remaining available for issuance under the 2012 Plan. The options have a weighted average exercise price of $0.47 per share, and have expiration dates ranging from 2018 to 2021.

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

As of the date of this Annual Report, 310,136 options and 665,829 shares of restricted stock remain outstanding under the 2012 Pre-Merger Plan. These options have a weighted average exercise price of $0.49 per share, and have expiration dates ranging from May 30, 2021 to June 18, 2022.

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

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2016 and 2015 to (a) Frank C. Ingriselli, our Chairman and former Chief Executive Officer, (b) Michael L. Peterson and Clark R. Moore, who were the next two most highly compensated executive officers at fiscal year-end 2015 and 2016, and (c) Gregory Overholtzer, who was appointed as our Chief Financial Officer effective May 1, 2016 (collectively, the “Named Executive Officers”). There were no other executive officers who received compensation in excess of $100,000 in either 2015 or 2016.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended December, 31	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Frank C. Ingriselli (2)	2016	111,000	-	30,862(3)	60,000(4)	151,667(5)	353,529
Chairman of the Board	2015	338,000	25,000	62,442(6)	136,900(7)	-	562,342

Michael L. Peterson	2016	300,000	10,000	33,066(8)	313,500(9)	-	656,566
Chief Executive Officer and President	2015	303,000	25,000	54,847(10)	120,250(11)	-	503,097

Clark R. Moore	2016	250,000	8,000	30,862(12)	236,500(13)	-	525,362
Executive Vice President, General Counsel and Secretary	2015	253,000	25,000	45,566(14)	99,900(15)	-	423,466

Gregory Overholtzer	2016	190,000	6,000	56,663(17)	-	-	252,663
Chief Financial Officer (16)

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the option grants, refer to Note 12 of our financial statements for the year ended December 31, 2016. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.
(2)
Mr. Ingriselli served as Chief Executive Officer of the Company until his retirement effective May 1, 2016, after which date he continued to serve as Chairman of the Company’s board of directors.
(3)
Consists of the fair value of options to purchase 280,000 shares of common stock granted in January 2016 at an exercise price of $0.22 per share.
(4)
Consists of the value of 545,455 shares of restricted common stock granted in December 2016 at $0.11 per share received pursuant to the Company’s board compensation plan.
(5)
Consists of (i) $1,667 paid to Mr. Ingriselli pursuant to the Company’s board compensation plan, and (ii) $150,000 paid to Global Venture Investments Inc. (“GVEST”), an entity owned and controlled by Mr. Ingriselli, pursuant to a transitional consulting agreement entered into in connection with Mr. Ingriselli’s retirement from the Company, which agreement expired on July 31, 2016.
(6)
Consists of the fair value of options to purchase 370,000 shares of common stock granted in January 2015 at an exercise price of $0.37 per share.
(7)
Consists of the value of 370,000 shares of restricted common stock granted in January 2015 at $0.37 per share.
(8)
Consists of the fair value of options to purchase 300,000 shares of common stock granted in January 2016 at an exercise price of $0.22 per share.
(9)
Consists of the value of (i) 600,000 shares of restricted common stock granted in January 2016 at $0.22 per share, and (ii) 1,650,000 shares of restricted common stock granted in December 2016 at $0.11 per share.
(10)
Consists of the fair value of options to purchase 325,000 shares of common stock granted in January 2015 at an exercise price of $0.37 per share.
(11)
Consists of the value of 325,000 shares of restricted common stock granted in January 2015 at $0.37 per share.
(12)
Consists of the fair value of options to purchase 280,000 shares of common stock granted in January 2016 at an exercise price of $0.22 per share.
(13)
Consists of the value of (i) 550,000 shares of restricted common stock granted in January 2016 at $0.22 per share, and (ii) 1,050,000 shares of restricted common stock granted in December 2016 at $0.11 per share.

(14)
Consists of the fair value of options to purchase 270,000 shares of common stock granted in January 2015 at an exercise price of $0.37 per share.
(15)
Consists of the value of 270,000 shares of restricted common stock granted in January 2015 at $0.37 per share.
(16)
Mr. Overholtzer was appointed Chief Financial Officer of the Company effective May 1, 2016, prior to which date he served as Vice President, Finance and Controller of the Company.
(17)
Consists of the fair value of options to purchase (i) 150,000 shares of common stock granted in January 2016 at an exercise price of $0.22 per share, and (ii) 600,000 shares of common stock granted in December 2016 at an exercise price of $0.11 per share.

Outstanding Equity Awards at Year Ended December 31, 2016

The following table sets forth information as of December 31, 2016 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Frank C. Ingriselli	348,267	-	$0.51	5/30/2021
	42,534	-	$0.51	5/30/2021
	370,000	-	$0.37	5/30/2021

Michael L. Peterson	447	-	$67.20	5/28/2018	79,000	(1)	$8,690
	2,977	-	$30.24	2/2/2021	60,000	(2)	$6,600
	100,000	-	$0.24	10/7/2021	65,000	(3)	$7,150
	269,534	-	$0.51	6/18/2022	300,000	(4)	$33,000
	63,800	-	$0.51	6/18/2022	1,650,000	(5)	$181,500
	292,500	32,500	$0.37	1/7/2020
	150,000	150,000	$0.22	1/7/2021

Gregory Overholtzer	116,667	-	$0.51	6/18/2022	25,500	(1)	$2,805
	45,000	5,000	$0.37	1/7/2020
	75,000	75,000	$0.22	1/7/2021
	11,000	-	$0.30	2/8/2022
	-	600,000	$0.11	12/28/2021

Clark Moore	188,867	-	$0.51	6/18/2022	70,000	(1)	$7,700
	44,467	-	$0.51	6/18/2022	54,000	(3)	$5,940
	243,000	27,000	$0.37	1/7/2020	275,000	(4)	$30,250
	140,000	140,000	$0.22	1/7/2021	1,050,000	(5)	$115,500

(1)	Stock award vests 50% on January 1, 2017 and 50% on July 1, 2017, subject to the holder remaining an employee of or consultant to the Company on such vesting date.
(2)	Stock award vests 50% on April 8, 2017 and 50% on October 8, 2017, subject to the holder remaining an employee of or consultant to the Company on such vesting date.
(3)	Stock award vests on January 7, 2017, subject to the holder remaining an employee of or consultant to the Company on such vesting date.
(4)	Stock award vests 60% on January 7, 2017 and 40% on July 7, 2017, subject to the holder remaining an employee of or consultant to the Company on such vesting date.
(5)	Stock award vests 50% on June 28, 2017, 30% on December 28, 2017, and 20% on June 28, 2018, subject to the holder remaining an employee of or consultant to the Company on such vesting date.

Issuance of Equity to Executive Officers

On January 7, 2016, the Company granted options to purchase shares of common stock to its executive officers at an exercise price of $0.22 per share, pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process, as follows: (i) an option to purchase 280,000 shares to Chairman and then-Chief Executive Officer Frank C. Ingriselli; (ii) an option to purchase 300,000 shares to President and Chief Executive officer (then-Chief Financial Officer) Michael L. Peterson; (iii) an option to purchase 280,000 shares to Executive Vice President and General Counsel Clark R. Moore; and (iv) an option to purchase 150,000 shares to Chief Financial Officer (then-Vice President, Finance) Gregory Overholtzer. The options have terms of five years and fully vest in July 2017. 50% vest six months from the date of grant, 30% vest one year from the date of grant, and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company.

On January 7, 2016, the Company granted shares of its restricted common stock to its executive officers pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process as follows: (i) 600,000 shares to Chairman and then-Chief Executive Officer Frank C. Ingriselli; (ii) 600,000 shares to President and Chief Executive Officer (then-Chief Financial Officer) Michael L. Peterson; and (iii) 550,000 shares to Executive Vice President and General Counsel Clark R. Moore. 50% of the shares vest on the six month anniversary of the grant date, 30% vest on the twelve month anniversary of the grant date, and 20% vest on the eighteen month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

On July 5, 2016, the Company issued 81,290 shares of common stock to Mr. Frank C. Ingriselli, the Company’s former Chief Executive Officer and President, and current Chairman and member of the Company’s board of directors, in connection with the cashless net exercise of options to purchase 280,000 shares of common stock issued under the Company’s 2012 Equity Incentive Plan, as amended.

On December 28, 2016, in connection with the Company’s annual compensation review process, the Company granted restricted stock awards to Messrs. Michael L. Peterson (President and Chief Executive Officer) and Clark R. Moore (Executive Vice President, General Counsel and Secretary), of 1,650,000 and 1,050,000 shares, respectively, and options to purchase 600,000 shares of common stock to Gregory Overholtzer (Chief Financial Officer), which options have an exercise price of $0.11 per share and expire in five (5) years from the date of grant. The restricted stock and option awards were granted under the Company’s 2012 Equity Incentive Plan, as amended. The restricted stock and option awards vest as follows: 50% of the shares on the six (6) month anniversary of December 28, 2016 (the “Grant Date”); (ii) 30% on the twelve (12) month anniversary of the Grant Date; and (iii) 20% on the eighteen (18) month anniversary of the Grant Date, in each case subject to the recipient of the shares or options being an employee of or consultant to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement or Stock Option Agreement, as applicable, entered into by and between the Company and the recipient.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2016.
Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
David C. Crikelair	$25,000	$40,714	$-	$65,714
Elizabeth P. Smith	$20,000	$40,714	$-	$60,714
David Z. Steinberg	$20,000	$-	$-	$20,000
Frank C. Ingriselli (2)	$1,667	$-	$150,000	$151,667
Adam McAfee (3)	$-	$-	$-	$-

* The table above does not include the amount of any expense reimbursements paid to the above directors, nor compensation paid to Mr. Ingriselli as an executive officer and employee of the Company through his retirement as an officer and employee effective May 1, 2016. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the period presented. Includes quarterly cash compensation paid in the amount of $5,000 each, including $5,000 paid to Mr. Crikelair and Ms. Smith with respect to quarterly cash compensation earned for the fourth quarter of 2015 but not paid in 2015. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1) Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. This column does not include the value of awards granted to, or whose vesting was accelerated upon the retirement of, Mr. Ingriselli as an executive officer and employee of the Company through his retirement as an officer and employee effective May 1, 2016. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to Note 12 of our financial statements for the year ended December 31, 2016. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards. Mr. Crikelair and Ms. Smith each received a grant of 214,286 shares of restricted stock on October 7, 2015, which vested in full on September 10, 2016 (at a fair market value of $0.19 per share for total value of $40,714). Mr. Steinberg also received a grant of 214,286 shares of restricted stock on October 7, 2015, but agreed with the Company to delay the vesting of these shares until July 15, 2017. Ms. Smith, Mr. Steinberg, Mr. Ingriselli and Mr. McAfee also each received a grant of 545,455 shares of restricted stock on December 28, 2016, each with an aggregate grant date fair value as computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718 of approximately $60,000, which will vest in full on September 10, 2017, July 15, 2017, May 1, 2017, and December 28, 2017, respectively. All shares vesting in 2017 have not been included in the table above as there was no compensation recognized in the year ended December 31, 2016.

(2) Effective April 30, 2016, Mr. Ingriselli retired as Chief Executive Officer and as an employee of the Company, continuing his role as Chairman and member of the board of directors, and continuing to provide transitional consulting services to the Company through July 31, 2016. Effective August 1, 2016, Mr. Ingriselli was no longer a paid consultant of the Company, and became entitled to compensation under the Company’s board compensation program. Mr. Ingriselli’s “Stock Awards” column does not include stock awards granted and vesting during Mr. Ingriselli’s term of employment as an executive officer of the Company. Mr. Ingriselli’s “All Other Compensation” column includes the cash compensation received by Global Venture Investments Inc. (“GVEST”), an entity owned and controlled by Mr. Ingriselli, pursuant to a transitional consulting agreement entered into by and between the Company and GVEST in connection with Mr. Ingriselli’s retirement as Chief Executive Officer of the Company, which amount was paid to GVEST following Mr. Ingriselli’s retirement as an executive officer and employee of the Company.

(3) Mr. McAfee joined the board on December 28, 2016, and did not receive any board compensation during the fiscal year ended December 31, 2016.

Our board has adopted a compensation program, as amended, that, effective for periods after 2012, provides each of our directors in good standing who are not employees or paid consultants of the Company with compensation consisting of (a) a quarterly cash payment of $5,000, and (b) an annual equity award consisting of shares of restricted stock valued at $60,000, vesting on the date that is one year following the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 22, 2017, certain information regarding the beneficial ownership of our common stock, preferred stock and voting securities by: (a) each person who is known by us to be the beneficial owner of more than 5% of each of our outstanding series of voting stock (common stock and Series A Convertible Preferred Stock); (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of March 22, 2017 there were 54,931,117 shares of common stock and 66,625 shares of Series A Convertible Preferred Stock issued and outstanding.

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

	Number of Common Stock Shares (1)	Percent of Common Stock	Number of Series A Convertible Preferred Stock Shares (2)	Percent of Series A Convertible Preferred Stock	Total Voting Shares	Percent of Total Voting Shares (3)

Name and Address of Beneficial Owner
Current Named Executive Officers and Directors
Michael L. Peterson	3,592,413(4)	6.4%	--	--	3,592,413	6.4%
Frank C. Ingriselli	3,503,968(5)	6.3%	--	--	3,503,968	6.3%
Clark R. Moore	2,656,623(6)	4.8%	--	--	2,656,623	4.8%
Elizabeth P. Smith	936,517(7)	1.7%	--	--	936,517	1.7%
David Z. Steinberg	759,741(8)	1.4%	--	--	759,741	1.4%
Adam McAfee	545,768(9)	1.0%	--	--	545,768	1.0%
Gregory Overholtzer	375,833(10)	*	--	--	375,833	*
All Named Executive Officers and Directors as a group (seven persons)	12,370,863	21.7%	--	--	12,370,863	21.4%
Greater than 5% Shareholders
MIE Holdings Corporation (11)	21,443,751(12)	28.6%	--	--	21,443,751	28.6%
B Asset Manager, LP (13)	6,100,000(14)	9.9%	--	--	6,100,000	9.9%
Golden Globe Energy (US), LLC (15)	5,654,445(16)	9.9%	66,625(17)	100%	5,718,825(18)	9.9%
Yao Hang Finance (Hong Kong) Limited (19)	3,333,334(20)	6.1%	--	--	3,333,334	6.1%
RBC Dominion Securities Inc. (21)	2,857,100	5.2%	--	--	2,857,100	5.2%

*       Less than 1%.

Unless otherwise stated, the address of each shareholder is c/o PEDEVCO Corp., 4125 Blackhawk Plaza Circle, Suite 201, Danville, CA 94506

(1)
Ownership voting percentages are based on 54,931,117 total shares of common stock which were outstanding as of March 22, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the securities shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the applicable date below, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.
(2)
Ownership voting percentages are based on 66,625 total shares of Series A preferred stock which were outstanding as of March 22, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. The holders of our Series A preferred stock vote together with the holders of our common stock, with one (1) vote per share of Series A preferred stock.
(3)
Ownership voting percentages are based on 54,997,742 total voting shares, including (i) 54,931,117 total shares of common stock outstanding as of March 22, 2017, and (ii) 66,625 total shares of Series A preferred stock outstanding as of March 22, 2017, which vote on a one-for-one basis on all stockholder matters, provided that shares of common stock subject to options, warrants or other convertible securities (including the Series A preferred stock) that are currently exercisable or convertible, or exercisable or convertible within 60 days of the applicable date of determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.
(4)
Consisting of the following: (a) 36,668 fully-vested shares of common stock held by Mr. Peterson’s minor children; (b) 716,987 fully-vested shares of common stock (including shares held by a family trust which Mr. Peterson is deemed to beneficially own); (c) 1,869,500 unvested shares of common stock held by Mr. Peterson, which vest on various dates through June 28, 2018, provided that Mr. Peterson remains employed by us, or is a consultant to us, on such vesting dates; (d) options to purchase 100,000 shares of common stock exercisable by Mr. Peterson at an exercise price of $0.24 per share; (e) options to purchase 333,334 shares of common stock exercisable by Mr. Peterson at an exercise price of $0.51 per share; (f) 3,424 shares of common stock underlying currently exercisable options, of which options to purchase 2,977 shares are exercisable at $30.24 per share and options to purchase 447 shares are exercisable at $67.20 per share; (g) options to purchase 292,500 shares of common stock exercisable by Mr. Peterson at an exercise price of $0.37 per share; and (h) options to purchase 240,000 shares of common stock at $0.22 per share. Does not include (i) options to purchase 32,500 shares of common stock at an exercise price of $0.37 per share, and (ii) options to purchase 60,000 shares of common stock at an exercise price of $0.22 per share, which have not vested as of the date of this filing and do not vest within 60 days of this filing. Mr. Peterson has voting control over his unvested shares of common stock.

(5)
Representing: (a) 429,412 fully-vested shares of common stock held by Mr. Ingriselli; (b) 233,705 fully-vested shares of common stock held by Mr. Ingriselli’s spouse; (c) 1,496,500 fully-vested shares of common stock held by Global Venture Investments Inc., a company owned and controlled by Mr. Ingriselli (“GVEST”); (d) 545,455 shares of restricted stock held by Mr. Ingriselli which vest in full on May 1, 2017, provided that Mr. Ingriselli remains a director, an employee of, or consultant to the Company on such vesting date, and over which shares Mr. Ingriselli has voting control; (e) options to purchase 390,800 shares of common stock exercisable by Mr. Ingriselli at an exercise price of $0.51 per share; (f) options to purchase 370,000 shares of common stock exercisable by Mr. Ingriselli at an exercise price of $0.37 per share; and (g) warrants exercisable for 38,096 shares of common stock at $2.34 per share held by Global Venture Investments, LLC, a company owned and controlled by Mr. Ingriselli (“GVEST LLC”), which expire on December 16, 2017, and which securities Mr. Ingriselli is deemed to beneficially own.
(6)
Representing: (a) 702,049 fully-vested shares of common stock; (b) 28,667 fully-vested shares of common stock held by each of Mr. Moore’s two children, which he is deemed to beneficially own; (c) 1,195,000 unvested shares of common stock held by Mr. Moore, which vest on various dates through June 28, 2018, provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates; (d) options to purchase 233,334 shares of common stock exercisable by Mr. Moore at an exercise price of $0.51 per share; (e) options to purchase 243,000 shares of common stock exercisable by Mr. Moore at an exercise price of $0.37 per share; (f) options to purchase 224,000 shares of common stock exercisable by Mr. Moore at an exercise price of $0.22 per share; and (g) warrants exercisable for 1,906 shares of common stock at $2.34 per share held by Mr. Moore which expire on December 16, 2017. Does not include (i) options to purchase 27,000 shares of common stock at an exercise price of $0.37 per share, and (ii) options to purchase 56,000 shares of common stock at an exercise price of $0.22 per share, which have not vested as of the date of this filing and do not vest within 60 days of this filing. Mr. Moore has voting control over his unvested shares of common stock.
(7)
Representing: (i) 66,667 shares of common stock held by Ms. Smith (issued upon the January 27, 2013 automatic conversion of 66,667 shares of Series A preferred stock held by Ms. Smith); (ii) 13,334 shares of restricted stock held by Ms. Smith which vested in full on September 10, 2014; (iii) 96,775 shares of restricted stock held by Ms. Smith which vested in full on September 10, 2015; (iv) 214,286 shares of restricted stock held by Ms. Smith which vested in full on September 10, 2016; and (v) 545,455 shares of restricted stock held by Ms. Smith which vest in full on September 10, 2017, provided that Ms. Smith remains a director, an employee of, or consultant to the Company on such vesting date. Ms. Smith has voting control over her unvested shares of common stock.
(8)
Representing 759,741 shares of restricted stock held by Mr. Steinberg which vest in full on July 15, 2017, provided that Mr. Steinberg remains a director, an employee of, or consultant to the Company on such vesting date. Mr. Steinberg has voting control over his unvested shares of common stock.
(9)
Representing: (i) 298 shares of common stock held jointly by Mr. McAfee and his spouse; (ii) 15 shares of common stock held by Park Capital Management LLC, an entity owned and controlled by Mr. McAfee; and (iii) 545,455 shares of restricted stock held by Mr. McAfee which vest in full on December 28, 2017, provided that Mr. McAfee remains a director, an employee of, or consultant to the Company on such vesting date. Mr. McAfee has voting control over his unvested shares of common stock.
(10)
Representing: (a) 70,416 fully-vested shares of common stock; (b) 12,750 unvested shares of common stock held by Mr. Overholtzer, which vest on various dates through July 1, 2017, provided that Mr. Overholtzer remains employed by us, or is a consultant to us, on such vesting dates; (c) options to purchase 116,667 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $0.51 per share; (d) options to purchase 45,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $0.37 per share; (e) options to purchase 120,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $0.22 per share; and (f) options to purchase 11,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $0.30 per share. Does not include (i) options to purchase 5,000 shares of common stock at an exercise price of $0.37 per share, (ii) options to purchase 30,000 shares of common stock at an exercise price of $0.22 per share, and (iii) options to purchase 600,000 shares of common stock at an exercise price of $0.11 per share, which have not vested as of the date of this filing and do not vest within 60 days of this filing. Mr. Overholtzer has voting control over his unvested shares of common stock.
(11)
Address: c/o MIE Holdings Corporation, Suite 1501, Block C, Grand Palace, 5 Huizhong Road, Chaoyong District, Beijing, China 100101. To the best of our knowledge, the beneficial owners of MIE Holdings Corporation are Zhang Ruilin, its Executive Director, Chairman and Chief Executive Officer, and Zhao Jiangwei, its Executive Director, Vice Chairman and Senior Vice President.

(12)
Representing: (i) 1,333,334 shares of common stock issued upon the January 27, 2013 automatic conversion of 1,333,334 shares of Series A Preferred Stock held by MIE Holdings Corporation; and (ii) 20,110,417 shares of common stock issuable upon conversion of the New MIEJ Note, assuming conversion of all principal and accrued interest outstanding thereunder as of March 31, 2017 at the “floor price” of $0.30/share. The New MIEJ Note is convertible into common stock as described in greater detail above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Liquidity Outlook” – “Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note”.
(13)
Address: 1370 Avenue of the Americas, 32nd Floor, New York, New York 10019. Includes beneficial holdings of Senior Health Insurance Company of Pennsylvania (“SHIP”), 550 Congressional Blvd., Suite 200, Carmel, IN 46032, and BBLN-PEDCO Corp., BHLN-PEDCO Corp., and B Asset Manager, LP (the “BAM Parties”), 1370 Avenue of the Americas, 32nd Floor, New York, New York 10019. B Asset Manager, LP (“BAM”) is the investment manager, directly or indirectly, of the securities owned by SHIP and the BAM Parties. Mark Feuer and Dhruv Narain, through other entities, are the controlling principals of BAM, and share sole voting and investment power over such securities. Each of BAM, Mark Feuer and Dhruv Narain disclaims beneficial ownership of the securities held by SHIP and the BAM Parties. The information set forth in this footnote is based solely on information filed with the Securities and Exchange Commission on Schedule 13G/A by SHIP and the BAM Parties on February 14, 2017. SHIP and the BAM Parties reported in the Schedule 13G/A that SHIP and the BAM Parties share voting and dispositive power of 4,979,945 shares of common stock. We make no representation as to the accuracy or completeness of the information reported.
(14)
Representing shares of common stock issuable upon the exercise of warrants to purchase common stock of the Company held by SHIP and the BAM Parties. SHIP and the BAM Parties hold warrants exercisable for an aggregate of 6,364,142 shares of common stock as follows: (i) warrants exercisable for 52,378 shares of common stock at $1.50 per share and warrants exercisable for 348,964 shares of common stock at $0.75 per share held by SHIP, each expiring on September 10, 2018; and (ii) warrants exercisable for 5,962,800 shares of common stock at $0.25 per share, expiring on May 12, 2019 held by the BAM Parties. The warrants held by SHIP and the BAM Parties contain an issuance limitation prohibiting each holder from exercising or converting those securities to the extent that such exercise would result in beneficial ownership by such holder and its affiliates of more than 9.99% of the Company’s shares then issued and outstanding (the “Issuance Limitation”). The Issuance Limitation for the warrants may be revoked by the holder upon at least 61 days prior written notice to the Company which notice shall only be effective if delivered at a time when no indebtedness of the Company is outstanding, of which the holder or any of its affiliates was, at any time, the owner, directly or indirectly. The “Number of Voting Shares Beneficially Owned” figure presented assumes exercise of approximately such number of warrants which would provide SHIP and the BAM Parties with shares of common stock under the Issuance Limitation.
(15)
Address: c/o Platinum Partners, 250 West 55th Street, 14th Floor, New York, New York 10019. Includes beneficial holdings of Golden Globe Energy (US), LLC, a Delaware limited liability company (“GGE”), Platinum Partners Value Arbitrage Fund L.P., a Cayman Islands exempted limited partnership (“PPVA”), Platinum Management (NY) LLC, a Delaware limited liability company (“Platinum Management”), Platinum Partners Credit Opportunities Fund LLC, a Delaware limited liability company (“PPCO”), Platinum Credit Holdings LLC, a Delaware limited liability company (“Credit Holdings”), and Mark Nordlicht (collectively, the “GGE Parties”). GGE is a wholly-owned subsidiary of PPVA. Platinum Management is the investment manager and general partner of PPVA. Credit Holdings is the managing member of PPCO. Mark Nordlicht is the Chief Investment Officer of each of Platinum Management and Credit Holdings. By virtue of these relationships, each of PPVA, Platinum Management and Mark Nordlicht may be deemed to beneficially own the shares owned directly and beneficially by GGE. By virtue of these relationships, each of Credit Holdings and Mark Nordlicht may be deemed to beneficially own the shares owned directly by PPCO. The information set forth in this footnote and footnotes 17 and 18 below is based solely on information filed with the Securities and Exchange Commission on Schedule 13D by the GGE Parties on March 6, 2015. The GGE Parties reported in the Schedule 13D that GGE, PPVA and Platinum Management, share voting and dispositive power of 3,375,000 shares of common stock and 66,625 shares of Series A Preferred, and PPCO and Credit Holdings share voting and dispositive power over 34,445 shares of common stock, and Mr. Nordlicht shares voting power over 3,409,445 shares of common stock and 66,625 shares of Series A Preferred.

(16)
Representing: (i) 3,375,000 shares of common stock held by GGE; (ii) 34,445 shares of common stock held by Platinum Partners Credit Opportunities Fund LLC; and (iii) 2,245,000 shares of common stock which could be issuable upon conversion of 2,245 shares of Series A preferred stock, conversion of which shares, together with GGE’s current holdings of common stock, would give GGE ownership of 9.9% of our outstanding common stock or voting stock on an as-converted to common stock basis. See footnotes 15 and 18.
(17)
Representing 66,625 shares of Series A preferred stock held by GGE. See footnote 15 above. The Series A preferred stock are convertible into common stock subject to certain requirements and restrictions as described in greater detail above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” — “Preferred Stock”.
(18)
Representing: (i) 3,375,000 shares of common stock held by GGE; (ii) 34,445 shares of common stock held by Platinum Partners Credit Opportunities Fund LLC; (iii) 2,245,000 shares of common stock which could be issuable upon conversion of 2,245 shares of Series A preferred stock, conversion of which shares, together with GGE’s current holdings of common stock, would give GGE ownership of 9.9% of our outstanding common stock or voting stock on an as-converted to common stock basis; and (iv) 64,380 shares of Series A preferred stock remaining outstanding following conversion of 2,245 shares of Series A preferred stock into 2,245,000 shares of common stock. See footnotes 15 and 17 above. Each share of Series A preferred stock is currently convertible into shares of common stock on a 1,000:1 basis, provided that no conversion is allowed in the event the holder thereof would beneficially own more than 9.9% of our outstanding common stock or voting stock (the “Beneficial Ownership Limitation”). Accordingly, based on GGE’s current beneficial holdings of common stock (excluding shares issuable upon conversion of Series A preferred stock), GGE is deemed to beneficially own an additional approximately 2,245,000 shares of common stock which could be issuable upon conversion of 2,245 shares of Series A preferred stock, subject to the Beneficial Ownership Limitation.
(19)
Address: Room 5, 27/F, Richmond Comm. Bldg., 109 Argyle Street, Mongkok, Kowloon Hong Kong. Beneficial ownership information has not been provided to the Company despite multiple requests and the Company is not aware of the beneficial owners of the shares held by Yao Hang Finance (Hong Kong) Limited.
(20)
Representing 3,333,334 shares of common stock.
(21)
Address: 277 Front St W., 5th Floor, Toronto A6 M5V2X4. Includes beneficial holdings of RBC Dominion Securities Inc. (“RBCD”) and RBC Private Counsel (USA) Inc., 155 Wellington Street West, 17th Floor, Toronto A6 M5V 3K7 (“RBCP,” and together with RBCD, the “RBC Parties”). The information set forth in this footnote is based solely on information filed with the Securities and Exchange Commission on Schedule 13G/A by the RBC Parties on February 9, 2017. The RBC Parties reported in the Schedule 13G/A that RBCD and RBCP share voting and dispositive power of 2,857,100 shares of common stock. We make no representation as to the accuracy or completeness of the information reported.

 Changes in Control

Except as contemplated by the GOM Merger, the Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company. The GOM Merger contemplates us acquiring 100% of the limited liability company membership units of GOM Holdings, LLC (“GOM”), in exchange for (a) the issuance to the owners of GOM of an aggregate of 1,551,552 shares of the Company’s restricted common stock and 698,448 restricted shares of the Company’s to-be-designated Series B Convertible Preferred Stock (the “Series B Preferred”), and (b) our assumption of approximately $125 million of subordinated debt from GOM’s existing lenders and a $30 million undrawn letter of credit backing certain offshore asset retirement obligations. If closed, the GOM Merger will constitute a change in control of the Company. The closing of the GOM Merger is subject to various closing conditions, described in greater detail below under “Item 1. Business-Business Operations” – “Recent Developments” – “GOM Holdings, LLC Merger Agreement”. See also “Part I” – “Item 1A. Risk Factors”, including “The closing of the GOM merger is subject to various risks and closing conditions and such planned transaction may not occur on a timely basis, if at all”, and other GOM Merger-related risk factors.

Series A Preferred Stock Appointment Rights

Golden Globe Energy (US), LLC, which we refer to as GGE, the sole holder of our Series A Preferred stock, has the right pursuant to the purchase agreement with GGE and the certificate of designation designating the Series A Preferred, upon notice to us, voting separately as a single class, to appoint designees to fill two (2) seats on our board of directors, one of which must be an independent director as defined by applicable rules and the exclusive right, voting the Series A Preferred Stock as sole stockholder thereof, separately as a single class, to elect such two (2) nominees to the board of directors. On July 15, 2015, at the request of GGE the board of directors of the Company increased the number of members of the board of directors from three to four, pursuant to the power provided to the board of directors in the Company’s Bylaws, and appointed David Z. Steinberg as a member of the board of directors to fill the newly created vacancy, also pursuant to the power provided to the board of directors in the Company’s Bylaws. At the time of appointment, the board of directors made the affirmative determination that Mr. Steinberg was independent pursuant to applicable NYSE MKT and Securities and Exchange Commission rules and regulations. Mr. Steinberg serves as one of GGE’s representatives on the Company’s board of directors. The board of directors appointment rights continue until GGE no longer holds any of the Tranche One Shares (defined and described in greater detail below under “Item 13. Certain Relationships and Related Transactions, and Director Independence” — “Agreements with Related Persons” — “Golden Globe Energy (US), LLC”). To date, GGE has not provided notice to PEDEVCO regarding the appointment of the second member to the board of directors, other than Mr. Steinberg.

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

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, there have been no transactions during the Company’s last two completed fiscal years, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

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

MIEJ Settlement Agreement

On February 19, 2015, we and PEDCO, entered into a Settlement Agreement and related agreements with MIEJ, and undertook various transactions, which, in summary, had the net effect of reducing approximately $9.4 million in aggregate liabilities due from PEDCO to MIEJ and Condor to $4.925 million, as described in greater detail above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Liquidity Outlook” – “Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note”.

Sale of Condor to MIE Holdings

In February 2015, the Company sold to MIEJ, its then 80% partner in Condor Energy Technology LLC (“Condor”), the Company’s (i) 20% interest in Condor, and (ii) approximately 972 net acres and interests in three wells located in the Company’s legacy, non-core Niobrara acreage located in Weld County, Colorado, that were directly held by the Company in Condor-operated wells. The assets sold included working interests in five Condor-operated wells that produced approximately 26 barrels of oil per day, net to the Company’s interest, as of February 2015, as well as approximately 2,300 net acres to the Company’s interest in non-core Niobrara areas. The Company and MIEJ also agreed to aggregate and restructure all liabilities owed by the Company to MIEJ and Condor, reducing our debt outstanding with MIEJ and Condor from approximately $9.4 million to $4.925 million, revising and extending the terms of the outstanding debt due to MIEJ, and reducing our senior debt by $500,000 through MIEJ’s direct repayment of principal due to our senior lenders. See greater details regarding this transaction above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Liquidity Outlook” – “Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note”.

In addition, effective January 1, 2015, PEDCO ceased to be a member of Condor, Mr. Frank C. Ingriselli was removed as a manager and officer of Condor, and all other employees of PEDCO who were officers of Condor were removed as officers and employees of Condor. PEDCO further agreed to provide assistance in the orderly transfer of the operational management, finance and accounting matters involving Condor to MIEJ, and upon the request of MIEJ, PEDCO agreed for a period of up to six (6) months (terminable upon fifteen (15) days’ prior written notice from MIEJ to PEDCO), PEDCO shall continue to assist with Condor’s accounting and audits and perform joint interest billing accounting on behalf of Condor for a monthly fee of $55,000 for January 2015, $0 for February 2015, $10,000 for March 2015 and $30,000 per month through August of 2015.

Golden Globe Energy (US), LLC

On February 23, 2015, we entered into several transactions with Golden Globe Energy (US), LLC, which we refer to as GGE, which beneficially owns more than 5% of our outstanding voting stock due to its beneficial ownership of 3,409,445 shares of our common stock and 66,625 shares of our Series A Convertible Preferred Stock, as described below.

On March 7, 2014, in connection with our acquisition of certain oil and gas interests in the Wattenberg and Wattenberg Extension in the D-J Basin, which we acquired from Continental Resources, Inc., which we refer to as Continental and the Continental Acquisition, GGE (formerly Golden Globe Energy Corp.) (an affiliate of RJ Credit LLC) acquired an equal 13,995 net acre position in the assets the Company acquired from Continental (the “GGE Assets”), thereby making GGE an equal working interest partner with us in the development of these newly acquired assets, and allowing us to undertake a more aggressive drilling and development program.

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

On April 24, 2015, certain of our Investors (including RJC) agreed to allow us to defer the mandatory principal repayments and interest payments due under the Notes for the months of May and June 2015, with such deferred amounts to be used to renew, extend, re-lease or otherwise acquire leases, which then became additional collateral under the Notes. The aggregate principal and interest that was deferred was approximately $524,000, which amount has been capitalized and added to the principal due under the Notes and is due upon maturity. The Company was also charged a one-time deferral fee of $354,000, the amount of the principal and interest deferred under this agreement, of which $320,000 was expensed as additional interest and the balance was added to the principal and due upon maturity. As additional consideration for the deferral, on September 10, 2015, we issued warrants exercisable for an aggregate of 349,111 shares of our common stock to the Investors participating in the deferral. Each warrant had a 3 year term and was exercisable on a cashless basis at an exercise price of $1.50 per share.

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

As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, we issued warrants exercisable on a cash-only basis for an aggregate of 1,201,004 shares to the lenders, proportionately based on their individual principal, which grants were subject to NYSE MKT additional listing approval, which has been received. The warrants had a three year term and were exercisable on a cash-only basis at a price of $0.75 per share. In addition, in the event the aggregate total of principal and interest deferred in connection with the August-January deferrals exceeded $900,000 over the Waiver Period, within thirty days of February 1, 2016, and subject to NYSE MKT additional listing approval, we were required to proportionately grant additional warrants such that the total aggregate number of shares of our common stock exercisable under all warrants granted will equal the total principal and interest deferred by such Investors divided by $0.75. As of December 31, 2015, the amount of deferred interest and deferred principal was $2,527,000 and $519,000, respectively.

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

On January 29, 2016, we entered into a Letter Agreement (the “Letter Agreement”) with the Investors and the Agent. The Letter Agreement extended by one (1) month, through February 29, 2016, the deferral of the payment of interest and principal due under the Notes (the “Deferral Extension”). The purpose of the Deferral Extension is to provide the Company with the financial resources and runway it believes it needs to fully-focus upon and consummate the merger with GOM. Specifically, pursuant to the Letter Agreement, (i) all Investors agreed to further defer until the maturity date of their Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through February 29, 2016, (ii) HEARTLAND Bank agreed to change the next scheduled semi-annual interest payment due from February 1, 2016 to March 1, 2016 (with interest due and payable thereafter on a semi-annual basis) and to change the next mandatory principal repayment due date to September 3, 2016, and the Company agreed to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund which the Company shall pay to HEARTLAND Bank every six months when due and owing, and (iii) Senior Health Insurance Company of Pennsylvania (“SHIP”) (as successor-in-interest to BRe BCLIC Primary), BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC agreed to (a) defer until the maturity date of their Notes and the junior note held by RJC (the “RJC Junior Note”) all of the interest payments that would otherwise be due and payable by the Company to them in February 2016; (b) return the interest rate under each of their Notes to 15% per annum, and the interest rate under the RJC Junior Note to 12% cash pay per annum, effective January 31, 2016; and (c) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of March 1, 2016, subject to NYSE MKT additional listing approval.

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

On April 7, 2016, we entered into a Letter Agreement, dated April 1, 2016 (the “Letter Agreement”), with the Investors. The Letter Agreement extended by one (1) month, through April 30, 2016, the deferral of the payment of interest and principal due under the Senior Notes and the Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, issued by the Company to RJ Credit LLC (the “RJC Junior Note,” and together with the Senior Notes, the “Notes”)(the “Deferral Extension”), entered into with the Lenders on August 28, 2015, as amended on January 29, 2016 and March 7, 2016 (the “Original Deferral Agreements”). Specifically, pursuant to the Letter Agreement, all the Lenders agreed to: (i) further defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through April 30, 2016; (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them in April 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued; and (iii) delay the issuance of any “Subsequent Warrants” (as defined in the Original Deferral Agreements) issuable pursuant thereto to within 30 days of May 1, 2016, subject to NYSE MKT additional listing approval.

On May 12, 2016, the Company entered into an Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”), pursuant to which the Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of the date of the parties entry into the Second Amendment, and add it to note principal, making the current outstanding principal amount of the RJC Junior Note as of May 12, 2016 equal to $9,379,432, (ii) extend the “Termination Date” thereunder (i.e., the maturity date) from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred, due and payable on the Termination Date, with all future interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued, and (iv) subordinate the RJC Junior Note to the Senior Notes.

As additional consideration for RJC’s agreement to enter into the Second Amendment, the Company entered into a Call Option Agreement with GGE, an affiliate of RJC, dated May 12, 2016 (the “GGE Option Agreement”), pursuant to which the Company provided GGE an option to purchase 23,182,880 common shares of Caspian Energy Inc., a British Columbia corporation, held by the Company, upon payment of $100,000 by GGE to the Company, which option expires on the “Termination Date” of the RJC Junior Note, as amended, as described above, currently July 11, 2019. The Company originally issued an option to GGE in February 2015 to acquire the Company’s interest in these shares in connection with the Company’s acquisition of certain producing oil and gas assets from GGE, which option expired unexercised in February 2016.

Vesting Agreements with Management

In connection with our entry into the reorganization agreement with Dome Energy in 2015, each of Mr. Ingriselli, Mr. Peterson, and Mr. Moore, our executive officers, entered into Vesting Agreements on May 21, 2015 (the “2015 Vesting Agreements”) which delayed the vesting of all our restricted common stock they held which was subject to vesting prior to the Dome reorganization being consummated (the “2015 Delayed Vesting”) until the earlier of (A) the 2nd business day following either (x) the closing the transactions contemplated by the Dome Energy merger agreement, or (y) our public disclosure of the termination of the reorganization, or, (B) if the Dome reorganization did not close on or before December 29, 2015, then January 7, 2016. Because the contemplated merger with Dome Energy did not close on or before December 29, 2015, the vesting of shares of restricted common stock held by Messrs. Ingriselli, Peterson and Moore subject to the 2015 Delayed Vesting was scheduled to occur on January 7, 2016 in accordance with the terms of such 2015 Vesting Agreements. However, in connection with our entry into the GOM Merger Agreement, on December 29, 2015, as amended on January 6, 2016, each of Messrs. Ingriselli, Peterson and Moore entered into new Vesting Agreements with the Company (as amended, the “Vesting Agreements”), pursuant to which they each individually agreed that the future vesting of restricted common stock held by such officers from January 1, 2016 through June 1, 2016 (the “Delay Period”), including all restricted common stock that was subject to vesting on January 7, 2016 pursuant to the terms of Prior Vesting Agreements, shall be delayed until the 2nd trading day following the Company’s public announcement of the “Vesting Event,” defined as the later to occur of the receipt of (x) shareholder approval for the issuance of the securities issuable to Dome Energy pursuant to the Dome Energy reorganization and (y) the approval by the NYSE MKT of the listing of our common stock on the NYSE MKT following the closing of the Dome Energy reorganization, upon which Vesting Event all vesting with respect to such shares shall be accelerated and all such shares shall be fully vested (the “Acceleration”) (each as defined in the Vesting Agreements). The aggregate number of shares of restricted common stock subject to the Delay Period is 1,354,000 shares, 519,000 of which are held by Mr. Ingriselli, 481,000 of which are held by Mr. Peterson, and 354,000 of which are held by Mr. Moore (collectively, the “Subject Shares”). The Acceleration will occur even if the executives are not then employees or directors of the Company on such date. Notwithstanding the above, in the event the GOM Merger Agreement is terminated or the GOM Merger is not consummated by June 1, 2016 (unless otherwise agreed upon in writing by the parties to the GOM Merger Agreement), all the Subject Shares will vest on the 2nd trading day following the Company’s public disclosure of the termination of the GOM Merger (in the event the GOM Merger Agreement is terminated prior to June 1, 2016), or, in the event the GOM Merger is not terminated by, or consummated by, June 1, 2016, on June 1, 2016, and the original vesting terms for all future unvested stock will be reinstated to the terms in effect prior to the parties’ entry into the Vesting Agreements. Notwithstanding the above, nothing in the Vesting Agreements amends or waives any acceleration of vesting of unvested restricted stock or options currently provided under any executive officer’s current employment agreement with the Company, which provides for acceleration upon termination of such executive’s employment under certain circumstances detailed therein.

On April 25, 2016, the Company and each of Mr. Peterson and Mr. Moore, entered into Amended and Restated Vesting Agreements (the “Amended Vesting Agreements”), which amend and restate in their entirety those certain Vesting Agreements entered into by the Company and each of Messrs. Peterson and Moore on December 29, 2015, as amended January 6, 2016 (the “December Vesting Agreements”). Pursuant to the Amended Vesting Agreements, the Company agreed, effective April 28, 2016, to fully accelerate the vesting of all unvested restricted Company common stock which each of Messrs. Peterson and Moore had delayed pursuant to the December Vesting Agreements, which vesting had been voluntarily delayed for the benefit of the Company by each executive since May 2015, and reinstate the original remaining vesting schedules with respect to all other stock grants received by the Company going forward. As a result of the Amended Vesting Agreements, on April 28, 2016, Mr. Peterson vested an aggregate of 481,000 shares of restricted Company common stock, and Mr. Moore vested an aggregate of 354,000 shares of restricted Company common stock, the vesting of which had previously been voluntarily delayed pursuant to the December Vesting Agreements.

On August 9, 2016, the Company entered into a Vesting Agreement with David Z. Steinberg, a member of the Company’s board of directors, pursuant to which, effective July 15, 2016, the Company and Mr. Steinberg agreed to delay the vesting with respect to 214,286 shares of unvested Company restricted common stock held by Mr. Steinberg for a period of one year, with the new vesting date being July 15, 2017.

Consulting Agreement and Separation Agreement

In connection with the Company’s pending merger with GOM as described above, and the Company’s efforts to reduce its general and administrative expenses, the Company’s Chairman and Chief Executive Officer, Frank C. Ingriselli, agreed to retire from the Company and step down from the offices of Chief Executive Officer and Executive Chairman of the Company and all of its subsidiaries, effective April 30, 2016. Mr. Ingriselli continued as the non-executive Chairman of the Company’s board of directors, and continued to work with the Company in a transitional consulting capacity for a period of three (3) months commencing May 1, 2016 (the “Transition Period”) through his wholly-owned consulting firm, Global Ventures Investments Inc. (“GVEST”), pursuant to a Consulting Agreement dated April 25, 2016, entered into by and between the Company and GVEST (the “GVEST Consulting Agreement”). Pursuant to the Consulting Agreement, through GVEST Mr. Ingriselli provided the Company with oil and gas development and strategic consulting services through the Transition Period in exchange for a lump sum payment of $150,000. In addition, the Company and Mr. Ingriselli entered into an Employee Separation and Release dated April 25, 2016 (the “Separation Agreement”), pursuant to which Mr. Ingriselli agreed to (i) waive all severance benefits to which he is entitled under his Executive Employment Agreement dated June 10, 2011, as amended to date (the “Ingriselli Employment Agreement”), including, but not limited to, waiver of any payments by the Company to Mr. Ingriselli of a lump sum payment equal to up to four (4) years’ salary and 30% bonus, and continued medical benefits for up to four (4) years, in the event of Mr. Ingriselli’s termination under certain circumstances, (ii) waive any and all accrued and unpaid vacation time, sick time and paid time off, equal in value to approximately $58,000, and (iii) fully-release the Company from all claims, in exchange for the Company agreeing to (x) fully accelerate the vesting of all of Mr. Ingriselli’s unvested options exercisable for 391,000 shares of Company common stock, (y) allow Mr. Ingriselli to transfer all 1,496,500 shares of his unvested restricted Company common stock to GVEST and then fully accelerate the vesting of the same, and (z) extend the exercise period for all of Mr. Ingriselli’s options to purchase Company common stock for a period of five (5) years from the date of Mr. Ingriselli’s termination of employment with the Company.

GOM Holdings Reorganization Agreement

On December 29, 2015, the Company entered into an Agreement and Plan of Reorganization (as amended to date, the “GOM Merger Agreement”) with White Hawk Energy, LLC (“White Hawk”) and GOM Holdings, LLC (“GOM”), a Delaware limited liability company. The GOM Merger Agreement provides for the Company’s acquisition of GOM through an exchange of certain of the shares of the Company’s common and preferred stock (the “Consideration Shares”), for 100% of the limited liability company membership units of GOM (the “GOM Units”), with the GOM Units being received by White Hawk and GOM receiving the Consideration Shares from the Company (the “GOM Merger” or “Merger”).

The Merger is subject to various closing conditions as described below and as set forth in greater detail in the GOM Merger Agreement. At the closing of the Merger, (i) GOM will transfer the GOM Units to White Hawk, solely in exchange for the Consideration Shares, and (ii) White Hawk will continue as a wholly-owned subsidiary of the Company and will continue to carry on the business of GOM. In exchange for the transfer of GOM Units to White Hawk, the Company will issue to the members of GOM, the Consideration Shares as follows: (x) an aggregate of 1,551,552 shares of the Company’s restricted common stock (the “Common Stock”) and 698,448 restricted shares of the Company’s to-be-designated Series B Convertible Preferred Stock (the “Series B Preferred” (described in greater detail below)), and (y) will assume approximately $125 million of subordinated debt from GOM’s existing lenders and a $30 million undrawn letter of credit backing certain offshore asset retirement obligations (the “GOM Debt”), which GOM Debt is anticipated to be restructured on terms and conditions mutually acceptable to the Company and GOM prior to the closing of the Merger.

At or prior to the closing of the Merger, we will file and cause to be effective a new Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series B Convertible Preferred Stock (the “Certificate of Designation”), which will create 698,448 shares of newly-designated Series B Preferred, all of which will be issued to the members of GOM at closing pro rata with their ownership of GOM. The Series B Preferred will (i) have a liquidation preference senior to all of the Company’s common stock and Series A Convertible Preferred Stock equal to $250 per share (the “Liquidation Preference”), (ii) accrue an annual dividend equal to 10% of the Liquidation Preference, payable annually from the date of issuance (the “Dividend”), (iii) vote together with the common stock on all shareholder matters, with each share having one (1) vote, and (iv) not be convertible into common stock of the Company until both the shareholder approval for the issuances (“Shareholder Approval”) and NYSE MKT approval for the continued listing of our common stock on the NYSE MKT following the closing are received (“NYSE MKT Approval”). Upon the Company’s receipt of the Shareholder Approval and NYSE MKT Approval, (x) the Series B Preferred shall automatically cease accruing Dividends and all accrued and unpaid Dividends are automatically forfeited and forgiven in their entirety, (y) the Liquidation Preference of the Series B Preferred is reduced to $0.001 per share from $250 per share, and (z) each share of Series B Preferred shall be convertible into common stock on a 1,000:1 basis (the “Series B Conversion”), either (A) automatically upon the determination of the Company’s board of directors in its sole discretion (“Company Conversion”), or (B) at the option of the holder at any time (“Holder Conversion”), provided that no Holder Conversion is allowed to the extent the holder thereof would beneficially own more than 9.99% of the Company’s Common Stock or voting stock.

The Merger is subject to customary closing conditions, including (1) approval of the Agreement by the board of directors of the Company, the sole Manager and member of White Hawk, the Board of Managers of GOM, and the members of GOM, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) approval of the NYSE MKT for the issuance of the common stock and shares of common stock issuable upon conversion of the Series B Preferred to the members of GOM at closing, and (5) the effectiveness of the Certificate of Designation. Each party’s obligation to complete the Exchange is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (b) performance in all material respects by the other party of its obligations under the GOM Merger Agreement, (c) completion of the restructuring of each of the Company’s and GOM’s existing debt, respectively, to the other party’s satisfaction, and (d) each of the Company and GOM furnishing the other with evidence that each has entered into amended employment agreements with certain of each party’s employees as required and in forms acceptable to the other party. In addition, each of the Company and GOM agreed to pay all costs and expenses incurred by them in connection with the GOM Merger Agreement.

The GOM Merger Agreement also includes customary termination provisions for both the Company and GOM. Specifically, and subject to the terms of the GOM Merger Agreement, the agreement can be terminated by either party in the event the Closing has not occurred by February 29, 2016, or if any representation or warranty of the other party contained in the GOM Merger Agreement shall not be true in all material respects, subject to a right to cure by the breaching party.

GOM is an investment owned by Platinum Partners Value Arbitrage Fund, LP, a New York based investment firm (“PPVAF”). PPVAF also owns RJ Credit LLC (“RJC”), which entity originally loaned the Company approximately $5.9 million in principal in connection with the Company’s March 2014 senior note funding and $8.9 million in principal in connection with the Company’s February 2015 acquisition of certain working interests from GGE, each as restructured in May 2016, and PPVAF also owns GGE, which entity is the holder of the Company’s Series A Convertible Preferred stock (as discussed in “Part II” – “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” – “Preferred Stock”). Each of GOM, RJC and GGE were formerly advised by Platinum Management (NY), LLC (“PM LLC”). PPVAF, and, by virtue of being owned by PPVAF, GGE, RJC, and GOM, are currently in the process of winding down and liquidating their assets through the oversight and control of a court-appointed liquidator in the Cayman Islands and are no longer advised by PM LLC or any of its affiliates. Additionally, the Company is aware that the former manager of PPVAF, PM LLC, is currently under investigation by the U.S. Securities and Exchange Commission and the Justice Department and that certain former executives have been indicted by the Justice Department, however, PM LLC and those certain executives no longer have any control over PPVAF, GOM, RJC or GGE, which entities are currently solely under the control of the Cayman Islands court-appointed liquidators.

In addition, subject to the terms and conditions of the Amended NPA, RJC has agreed to loan to the Company $240,000, within 30 days of the Closing Date and within 30 days of each of July 1, 2016, October 1, 2016 and January 1, 2017 (collectively, the “RJC Fundings”), provided that no event of default or default shall have occurred and be continuing or would result therefrom. The aggregate amount of the RJC Fundings made by RJC under the Amended NPA shall not exceed $960,000 and any funding repaid may not be re-borrowed. To guarantee RJC’s obligation in connection with the RJC Fundings as required under the Amended NPA, GGE entered into a Share Pledge Agreement with the Company, dated May 12, 2016 (the “GGE Pledge Agreement”), pursuant to which GGE agreed to pledge an aggregate of 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 10,000,000 shares of Company common stock), which pledged shares are subject to automatic cancellation and forfeiture based on a schedule set forth in the GGE Share Pledge Agreement, in the event RJC fails to meet each of its RJC Funding obligations pursuant to the Amended NPA. To date, RJC has not met its RJC Funding obligations under the Amended NPA and the Company is entitled to cancel and forfeit 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 10,000,000 shares of Company common stock) pursuant to the terms of the GGE Pledge Agreement, which determination to cancel shares has not been made, and which shares have not been cancelled, as of the date of this filing.

PM LLC is also an advisor to the entity that owns GGE, a greater than 5% stockholder of the Company, from whom the Company acquired approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado in February 2015, in connection with which the Company assumed approximately $8.35 million of subordinated notes payable owed by GGE to RJC, issued to GGE 3,375,000 restricted shares of the Company’s common stock (representing approximately 9.9% of our then outstanding shares of common stock), and issued to GGE 66,625 restricted shares of the Company’s then newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”), which can be converted into shares of the Company’s common stock on a 1,000:1 basis, subject to a 9.99% ownership blocker. GGE, as the sole holder of the Company’s Series A Preferred, has the right to appoint two designees to the Company’s board of directors for as long as GGE continues to hold 15,000 shares of Series A Preferred designated as “Tranche One Shares” under the Company’s Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series A Convertible Preferred Stock. Mr. Steinberg is one of the Series A Preferred’s designees to the board of directors in connection with such right, provided that GGE has not designated any further members of the board of directors at this time.

On February 29, 2016, the parties entered into an amendment to the GOM Merger Agreement, which amended the merger agreement in order to provide GOM additional time to meet certain closing conditions contemplated by the GOM Merger Agreement. The parties entered into the Amendment to extend the deadline for closing the merger and the date after which either party could terminate the GOM Merger Agreement if the merger had not yet been consummated, from February 29, 2016 to no later than April 15, 2016. On April 25, 2016, the parties further amended the GOM Merger Agreement to eliminate the April 15, 2016, closing deadline. See also “Part I” – “Item 1A. Risk Factors”, including “The closing of the GOM merger is subject to various risks and closing conditions and such planned transaction may not occur on a timely basis, if at all”, and other GOM Merger-related risk factors.

Senior Debt Restructuring

On May 12, 2016, we entered into the Amended NPA and related transactions as described in greater detail under “Part I” – “Item 1. Business” – “Recent Developments” – “Senior Debt Restructuring” of this Annual Report on Form 10-K.

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

In addition, our Code of Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance” – “Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

Our board of directors has determined that each of Ms. Smith, Mr. McAfee and Mr. Steinberg is an independent director as defined in the NYSE MKT rules governing members of boards of directors or as defined under Rule 10A-3 of the Exchange Act. Accordingly, a majority of the members of our board of directors are independent as defined in the NYSE MKT rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services performed by GBH CPAs, PC for the audit of our annual financial statements for the fiscal years ended December 31, 2016 and 2015 (in thousands).

	2016	2015
GBH CPAs, PC:
Audit Fees(1)	$185	$235
Audit-Related Fees(2)	-	20
Tax Fees(3)	33	26
All Other Fees(4)	36	37
Total	$254	$318

(1)
Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2016 and 2015 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.
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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by GBH CPAs, PC for 2016 and 2015.

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

(3) Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number
1.1	Underwriting Agreement, dated May 13, 2015, by and among PEDEVCO Corp. and National Securities Corporation		8-K	1.1	May 13, 2015	001-35922
1.2	At Market Issuance Sales Agreement, dated September 29, 2016, by and among PEDEVCO CORP. and National Securities Corporation		8-K	1.1	September 29, 2016	001-35922
2.1+	Purchase and Sale Agreement, dated February 23, 2015, by and between Golden Globe Energy (US), LLC and Red Hawk Petroleum, LLC		8-K	2.1	February 24, 2014	001-35922
2.2+	Agreement and Plan of Reorganization dated as of May 21, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	May 26, 2016	001-35922
2.3	Amendment No. 1 to Agreement and Plan of Reorganization dated as of July 15, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	July 17, 2016	001-35922
2.4	Amendment No. 2 to Agreement and Plan of Reorganization dated as of August 28, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	September 1, 2015	001-35922

2.5+	Agreement and Plan of Merger and Reorganization dated as of December 29, 2015, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC	8-K	2.1	December 30, 2015	001-35922
2.6	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of February 29, 2016, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC	8-K	2.1	March 2, 2016	001-35922
2.7	Amendment No. 2 to Agreement and Plan of Merger and Reorganization dated as of April 25, 2016, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC	8-K	2.1	April 27, 2016	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.	8-K	3.1	August 2, 2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation	8-K	3.1	April 23, 2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock	8-K	3.1	February 24, 2015	001-35922

3.4	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)	8-K	3.3	March 6, 2008	333-64122
3.5	Amendment to the Bylaws (December 3, 2012)	8-K	3.1	December 6, 2012	000-53725
3.6	Amendment to Bylaws (October 25, 2016)	8-K	3.1	October 25, 2016	001-35922
4.1	Form of Common Stock Certificate for PEDEVCO CORP.	S-3	4.1	October 23, 2013	333-191869
4.2	Form of PEDEVCO Corp. Series A Preferred Stock Certificate	10-K	4.2	March 31, 2014	001-35922
4.3	Form of PEDEVCO Corp. Warrant Agreement (March 7, 2014) - Casimir Capital LP (1,000,000 shares at $2.50 per share)	8-K	10.18	March 10, 2014	001-35922
4.4	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Michael L. Peterson and the Registrant**	S-8	4.9	October 31, 2013	333-192002
4.5	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Y.M. Shum and the Registrant	S-8	4.11	October 31, 2013	333-192002
4.6	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Kathleen Cole and the Registrant	S-8	4.12	October 31, 2013	333-192002
4.7	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Frank C. Ingriselli and the Registrant**	S-8	4.13	October 31, 2013	333-192002
4.8	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Clark R. Moore and the Registrant**	S-8	4.14	October 31, 2013	333-192002

10.1	2003 Stock Option Plan**	10-QSB/A	10.12	November 20, 2003	333-64122
10.2	Blast Energy Services, Inc. 2009 Stock Incentive Plan **	10-Q	4.1	August 14, 2009	000-53725
10.3	PEDEVCO Corp. 2012 Equity Incentive Plan**	8-K	4.1	August 2, 2012	000-53725
10.4	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement **	S-8	4.2	October 31, 2013	333-192002
10.5	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement**	S-8	4.3	October 31, 2013	333-192002
10.6	Pacific Energy Development Corp. 2012 Equity Incentive Plan **	S-8	4.4	October 31, 2013	333-192002
10.7	PEDEVCO Corp. Amended and Restated 2012 Equity Incentive Plan **	S-8	4.1	December 28, 2016	333-215349
10.8	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement**	S-8	4.5	October 31, 2013	333-192002
10.9	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement **	S-8	4.6	October 31, 2013	333-192002
10.10	Pacific Energy Development Corp. - Form of Restricted Shares Grant Agreement **	S-8	4.7	October 31, 2013	333-192002
10.11	Pacific Energy Development Corp. - Form of Stock Option Agreement **	S-8	4.8	October 31, 2013	333-192002
10.12	PEDEVCO Corp. - Form of Indemnification Agreement **	10-K	10.11	March 31, 2014	001-35922
10.13	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Frank Ingriselli **	10-K	10.19	March 31, 2014	001-35922
10.14	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore **	10-K	10.20	March 31, 2014	001-35922
10.15	Form of Common Stock Warrant dated May 24, 2012, issued to MIE Jurassic Energy Corporation, May 24, 2012	10-K	10.38	March 31, 2014	001-35922

10.16	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.43	March 31, 2014	001-35922
10.17	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.44	March 31, 2014	001-35922
10.18	Executive Employment Agreement, dated June 16, 2012, by Pacific Energy Development Corp. and Michael Peterson **	10-K	10.45	March 31, 2014	001-35922
10.19	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Michael L. Peterson **	10-K	10.56	March 31, 2014	001-35922
10.20	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Frank C. Ingriselli **	10-K	10.57	March 31, 2014	001-35922
10.21	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore **	10-K	10.58	March 31, 2014	001-35922
10.22	Form of Bridge Financing Note and Warrant Purchase Agreement	10-K	10.61	March 31, 2014	001-35922
10.23	Form of Bridge Financing Secured Promissory Note	10-K	10.62	March 31, 2014	001-35922
10.24	Form of Bridge Financing Warrant	10-K	10.63	March 31, 2014	001-35922
10.25	Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	10-K	10.64	March 31, 2014	001-35922

10.26	First Amendment to Amended and Restated Secured Subordinated Promissory Note, dated July 9, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	8-K	10.1	July 15, 2013	001-35922
10.27	Form of Promissory Note (August 12, 2013 - Private Placement Offering)	8-K	10.3	August 13, 2013	001-35922
10.28	Form of Amendment to Secured Promissory Note (December 2013)	8-K	10.1	December 18, 2013	001-35922
10.29	Form of Warrant for the Purchase of Common Stock (December 2013 New Warrants)	8-K	10.2	December 18, 2013	001-35922
10.30	Senior Secured Promissory Note (BRe BCLIC Primary) ($11,800,000)(March 7, 2014)	8-K	10.2	March 10, 2014	001-35922
10.31	Senior Secured Promissory Note (BRe BCLIC Sub) ($423,530)(March 7, 2014)	8-K	10.3	March 10, 2014	001-35922
10.32	Senior Secured Promissory Note (BRe WNIC 2013 LTC Primary) ($17,522,941)(March 7, 2014)	8-K	10.4	March 10, 2014	001-35922
10.33	Senior Secured Promissory Note (BRe WNIC 2013 LTC Sub) ($803,529)(March 7, 2014)	8-K	10.5	March 10, 2014	001-35922
10.34	Senior Secured Promissory Note (RJ Credit LLC) ($19,450,000)(March 7, 2014)#	8-K	10.6	March 10, 2014	001-35922
10.35	Guaranty dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as agent	8-K	10.7	March 10, 2014	001-35922

10.36	Security Agreement dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as secured party	8-K	10.8	March 10, 2014	001-35922
10.37	Patent Security Agreement dated March 7, 2014, by the Company in favor of BAM Administrative Services LLC, as secured party	8-K	10.9	March 10, 2014	001-35922
10.38	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production (Matagorda County, Texas) (March 7, 2014)	8-K	10.10	March 10, 2014	001-35922
10.52	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Pacific Energy Development Corp. (March 7, 2014	8-K	10.11	March 10, 2014	001-35922
10.53	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.12	March 10, 2014	001-35922
10.39	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Pacific Energy Development Corp. (March 7, 2014)	8-K	10.13	March 10, 2014	001-35922

10.40	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.14	March 10, 2014	001-35922
10.41	Purchase and Sale Agreement, dated March 7, 2014, by and between Red Hawk Petroleum, LLC and RJ Resources Corp.	8-K	10.15	March 10, 2014	001-35922
10.42	Warrant for the Purchase of 1,000,000 shares of Common Stock granted to Casimir Capital, LP (March 7, 2014)	8-K	10.18	March 10, 2014	001-35922
10.43	Form of Second Amendment to Secured Promissory Note (March 7, 2014)	8-K	10.19	March 10, 2014	001-35922
10.44	Form of Subordination and Intercreditor Agreement with Secured Promissory Note Holders (March 7, 2014)	8-K	10.20	March 10, 2014	001-35922
10.45	Form of June 30, 2014 MIE Jurassic Energy Corporation Warrants	8-K	10.1	July 3, 2014	001-35922
10.46	Form of Common Stock and Warrant Subscription Agreement (November 28, 2014)	S-3	10.2	December 19, 2014	333-201099
10.47	Form of Warrant For the Purchase of Common Stock (November 28, 2014)	S-3	10.3	December 19, 2014	333-201099
10.48	Amendment to Note and Security Agreement, dated February 23, 2015, by and between PEDEVCO Corp. and RJ Credit LLC	8-K	10.2	February 24, 2015	001-35922
10.49	Assumption and Consent Agreement, dated February 23, 2015, by and among RJ Credit LLC, Golden Globe Energy (US), LLC (formerly RJ Resources Corp.), and PEDEVCO Corp.	8-K	10.3	February 24, 2015	001-35922

10.50	Call Option Agreement, dated February 23, 2015, by and between PEDEVCO Corp., Pacific Energy Development Corp. and Golden Globe Energy (US), LLC	8-K	10.4	February 24, 2015	001-35922
10.51	Settlement Agreement, dated February 19, 2015, by and among MIE Jurassic Energy Corporation, PEDEVCO Corp., and Pacific Energy Development Corp.	8-K	10.6	February 24, 2015	001-35922
10.52	Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015, and effective January 1, 2015, issued by PEDEVCO Corp. to MIE Jurassic Energy Corporation	8-K	10.7	February 24, 2015	001-35922
10.53	Membership Interest Purchase Agreement, dated February 19, 2015, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	8-K	10.8	February 24, 2015	001-35922
10.54	Assignment, Conveyance and Bill of Sale, dated February 19, 2015, by and between Pacific Energy Development Corp. and Condor Energy Technology LLC	8-K	10.9	February 24, 2015	001-35922
10.55	Form of Executive Vesting Agreement dated May 21, 2015**	8-K	10.4	May 26, 2015	001-35922
10.56	Form of Vesting Agreement dated December 29, 2015**	8-K	10.1	December 30, 2015	001-35922

10.57	Form of Amendment No. 1 to Vesting Agreement dated January 6, 2016**	10-K	10.75	March 29, 2016	001-35922
10.58	Letter Agreement, dated November 19, 2015, by and among PEDEVCO Corp., Dome Energy AB, Dome Energy, Inc., and VistaTex Energy LLC	8-K	10.1	November 24, 2015	001-35922
10.59	Contingent Promissory Note, dated November 19, 2015, issued by Dome Energy AB to Red Hawk Petroleum, LLC	8-K	10.2	November 24, 2015	001-35922
10.60	Letter Agreement, dated April 24, 2015, by and among PEDEVCO Corp., BAM Administrative Services LLC, BRE BCLIC Primary, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC	8-K	10.10	May 14, 2015	001-35922
10.61	Form of Common Stock Warrant	8-K	10.11	May 14, 2015	001-35922
10.62	Letter Agreement, dated August 28, 2015, by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC	8-K	10.1	September 1, 2015	001-35922
10.63	Letter Agreement, dated August 28, 2015, by and among PEDEVCO Corp. and HEARTLAND Bank	8-K	10.2	September 1, 2015	001-35922
10.64	Form of Common Stock Warrant (April 24, 2015 Lender Amendment)	10-Q	10.8	November 13, 2015	001-35922

10.65	Form of Common Stock Warrant (August 28, 2015 Lender Amendment)	8-K	10.3	September 1, 2015	001-35922
10.66	Form of Common Stock Warrant (IR Firm)	8-K	10.6	August 13, 2015	001-35922
10.67	Letter Agreement, dated January 29, 2016, by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC	8-K	10.1	February 4, 2016	001-35922
10.68	Letter Agreement, dated March 1, 2016, and executed March 7, 2016 by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, and RJ Credit LLC	8-K	10.1	March 11, 2016	001-35922
10.69	Letter Agreement, dated January 29, 2016, by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC	8-K	10.1	February 4, 2016	001-35922
10.70	Letter Agreement, dated March 1, 2016, and effective March 7, 2016 by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, and RJ Credit LLC	8-K	10.1	March 11, 2016	001-35922

10.71	Settlement Agreement, dated March 29, 2016, by and among PEDEVCO Corp., Red Hawk Petroleum, LLC, Dome Energy AB, Dome Energy, Inc., and VistaTex Energy LLC	8-K	10.1	March 31, 2016	001-35922
10.72	Letter Agreement, dated April 1, 2016, and effective April 7, 2016 by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, and RJ Credit LLC	8-K	10.1	April 13, 2016	001-35922
10.73	Consulting Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Global Venture Investments, Inc.	8-K	10.1	April 27, 2016	001-35922
10.74	Employee Separation and Release dated April 25, 2016, by and between PEDEVCO Corp. and Frank C. Ingriselli**	8-K	10.2	April 27, 2016	001-35922
10.75	Amendment No. 2 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Michael L. Peterson**	8-K	10.3	April 27, 2016	001-35922

10.76	Employment Letter Agreement dated June 16, 2012, by and between Pacific Energy Development Corp. and Gregory Overholtzer**	8-K	10.4	April 27, 2016	001-35922
10.77	Amendment No. 1 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Gregory Overholtzer**	8-K	10.5	April 27, 2016	001-35922
10.78	Form of Amended and Restated Vesting Agreement dated April 25, 2016**	8-K	10.6	April 27, 2016	001-35922
10.79	Amended and Restated Note Purchase Agreement dated as of May 12, 2016, by and among PEDEVCO Corp., Senior Health Insurance Company of Pennsylvania, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, RJ Credit LLC, BHLN-Pedco Corp., BBLN-Pedco Corp., and BAM Administrative Services LLC	8-K	10.1	May 17, 2016	001-35922
10.80	Form of Tranche A Note	8-K	10.2	May 17, 2016	001-35922
10.81	Form of Tranche B Note	8-K	10.3	May 17, 2016	001-35922
10.82	Share Pledge Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and Golden Globe Energy (US), LLC	8-K	10.4	May 17, 2016	001-35922
10.83	Form of Warrant for Purchase of Common Stock (Investor Warrants)	8-K	10.5	May 17, 2016	001-35922
10.84	Form of Amended and Restated Warrant for Purchase of Common Stock (Investor Warrants)	8-K	10.6	May 17, 2016	001-35922

10.85	First Amendment to Security Agreement dated May 12, 2016, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as secured party	8-K	10.7	May 17, 2016	001-35922
10.86	First Amendment to Patent Security Agreement dated May 12, 2016, by the Company in favor of BAM Administrative Services LLC, as secured party	8-K	10.8	May 17, 2016	001-35922
10.87	Form of First Amendment to Deed of Trust, Security Agreement, Assignment of Production, Financing Statement and Fixture Filing	8-K	10.9	May 17, 2016	001-35922
10.88	First Amendment to Guaranty dated May 12, 2016, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as agent	8-K	10.10	May 17, 2016	001-35922
10.89	Amendment No. 2 to Note and Security Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and RJ Credit LLC	8-K	10.11	May 17, 2016	001-35922

10.90	Call Option Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and Golden Globe Energy (US), LLC		8-K	10.12	May 17, 2016	001-35922
10.91	Vesting Agreement, effective July 14, 2016, entered into by and between PEDEVCO Corp. and David Z. Steinberg		10-Q	10.24	August 11, 2016	001-35922
14.1	Code of Ethics and Business Conduct		8-K/A	14.1	August 8, 2012	000-53725
21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of GBH CPAs, PC	X
23.2	Consent of South Texas Reservoir Alliance LLC	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1	Reserves Report of South Texas Reservoir Alliance LLC for reserves of PEDEVCO Corp. at December 31, 2016	X
99.2	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	September 5, 2013	001-35922

99.3	Charter of the Compensation Committee		8-K	99.1	September 5, 2013	001-35922
99.4	Charter of the Audit Committee		8-K	99.1	September 5, 2013	001-35922
99.5	Form of Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series B Convertible Preferred Stock		8-K	3.1	December 30, 2015	001-35922
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*
Furnished herein.
**
Indicates management contract or compensatory plan or arrangement.
#
Although the RJ Credit LLC note has a total face value of $19,450,000, the Company is not obligated to pay any amount more than is borrowed over the $3,950,000 initially funded by RJ Credit LLC and the $1,967,000 funded in September 2014.
+
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that PEDEVCO Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

March 27, 2017	By:	/s/ Michael L. Peterson
Michael L. Peterson
Chief Executive Officer
(Principal Executive Officer)

March 27, 2017	By:	/s/ Gregory L. Overholtzer
Gregory Overholtzer
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Michael L. Peterson	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2017
Michael L. Peterson

By: /s/ Gregory L. Overholtzer	Chief Financial Officer	March 27, 2017
Gregory L. Overholtzer	(Principal Financial and Accounting Officer)

By: /s/ Frank C. Ingriselli	Chairman of the Board of Directors	March 27, 2017
Frank C. Ingriselli

By: /s/ David Z. Steinberg	Director	March 27, 2017
David Z. Steinberg

By: /s/ Adam McAfee	Director	March 27, 2017
Adam McAfee

By: /s/ Elizabeth P. Smith	Director	March 27, 2017
Elizabeth P. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PEDEVCO Corp.
Danville, California

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of PEDEVCO Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PEDEVCO Corp. as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 27, 2017

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash	$659	$1,138
Accounts receivable	25	406
Accounts receivable – oil and gas	439	208
Accounts receivable – related party	-	19
Prepaid expenses and other current assets	173	150
Total current assets	1,296	1,921

Oil and gas properties:
Oil and gas properties, subject to amortization, net	57,395	58,767
Oil and gas properties, not subject to amortization, net	-	-
Total oil and gas properties, net	57,395	58,767

Other assets	85	85
Investments – cost method	4	4
Total assets	$58,780	$60,777

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$103	$3,380
Accrued expenses	1,802	2,178
Accrued expenses – related party	-	187
Revenue payable	517	475
Convertible – notes payable – Bridge Notes, net of premiums of $113,000 and $113,000, respectively	588	588
Notes payable – Secured Promissory Notes, net of discounts of $50,000 and $7,800,000, respectively	300	625
Notes payable – Secured Promissory Notes – related party, net of discounts of $0 and $1,713,000, respectively	-	134
Total current liabilities	3,310	7,567

Long-term liabilities:
Accrued expenses	589	-
Accrued expenses – related party	677	-
Notes payable – Secured Promissory Notes, net of discounts of $4,600,000 and $1,861,000, respectively	27,497	19,420
Notes payable – Secured Promissory Notes – related party, net of discounts of $2,338,000 and $409,000, respectively	13,319	4,721
Notes payable – Subordinated – related party	10,173	8,918
Notes payable – other	4,925	4,925
Asset retirement obligations	246	189
Total liabilities	60,736	45,740

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and 66,625 shares issued and outstanding at December 31, 2016 and 2015, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 54,931,117 and 45,236,497 shares issued and outstanding at December 31, 2016 and 2015, respectively	55	45
Additional paid-in-capital	99,720	97,163
Accumulated deficit	(101,731)	(82,112)
Non-controlling interests	-	(59)
Total shareholders' equity (deficit)	(1,956)	15,037

Total liabilities and shareholders' equity (deficit)	$58,780	$60,777

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016 and 2015
 (amounts in thousands, except share amounts)

	For the Year Ended December 31,
	2016	2015

Revenue:
Oil and gas sales	$3,968	$5,326

Operating expenses:
Lease operating costs	1,687	1,830
Exploration expense	231	701
Selling, general and administrative expense	3,912	6,962
Impairment of oil and gas properties	-	1,337
Depreciation, depletion, amortization and accretion	5,080	5,145
Gain on settlement of payables	(1,282)	-
Total operating expenses	9,628	15,975

Gain on sale of oil and gas properties	-	526
Gain on sale of equity investment	-	566
Loss from equity method investments	-	(91)
Operating loss	(5,660)	(9,648)

Other income (expense):
Interest expense	(13,959)	(13,904)
Interest income	-	40
Gain on debt extinguishment	-	2,192
Total other expense	(13,959)	(11,672)

Net loss	(19,619)	(21,320)
Less: net loss attributable to non-controlling interests	-	(4)
Net loss attributable to PEDEVCO common shareholders	$(19,619)	$(21,316)

Net loss per common share:
Basic and diluted	$(0.40)	$(0.51)

Weighted average number of common shares outstanding:
Basic and diluted	48,860,252	41,533,800

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2016 and 2015
(amounts in thousands, except share amounts)

	Series A Convertible
	Preferred Stock		Common Stock			Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Totals
Balances at December 31, 2014	-	$-	33,117,516	$33	$59,395	$(60,796)	$(55)	$(1,423)
Issuance of restricted stock for services	-	-	1,816,408	2	(2)	-	-	-
Forfeiture of restricted stock	-	-	(13,500)	-	-	-	-	-
Issuance of common stock to Bridge Note holders for debt conversion	-	-	165,431	-	102	-	-	102
Stock-based compensation	-	-	390,000	-	3,602	-	-	3,602
Issuance of common and preferred stock for oil and gas properties	66,625	-	3,375,000	3	31,133	-	-	31,136
Issuance of common stock for cash	-	-	6,366,197	7	2,773	-	-	2,780
Cashless exercise of options	-	-	19,445	-	-	-	-	-
Issuance of warrants for debt deferrals	-	-	-	-	160	-	-	160
Net loss	-	-	-	-	-	(21,316)	(4)	(21,320)
Balances at December 31, 2015	66,625	-	45,236,497	45	97,163	(82,112)	(59)	15,037
Issuance of restricted stock for services upon vesting maturity	-	-	6,631,820	7	(7)	-	-	-
Forfeiture of restricted common stock	-	-	(45,000)	-	-	-	-	-
Issuance of common stock for settlement of payables	-	-	2,450,000	2	586	-	-	588
Stock-based compensation	-	-	900,000	1	1,475	-	-	1,476
Stock repurchase and retirement	-	-	(323,490)	-	(74)	-	-	(74)
Cashless exercise of options	-	-	81,290	-	-	-	-	-
Fair value of warrants issued as debt discount	-	-	-	-	636	-	-	636
Minority interest capitalized from PEDCO MSL	-	-	-	-	(59)	-	59	-
Net loss	-	-	-	-	-	(19,619)	-	(19,619)
Balances at December 31, 2016	66,625	$-	54,931,117	$55	$99,720	$(101,731)	$-	$(1,956)

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016 and 2015
(amounts in thousands)

	December 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(19,619)	$(21,316)
Net loss attributable to non-controlling interests	-	(4)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,476	3,602
Impairment of oil and gas properties	-	1,337
Depreciation, depletion, amortization and accretion	5,080	5,144
Gain on settlement of payables	(1,282)	-
Gain on sale of oil and gas properties	-	(525)
Gain on sale of equity investment	-	(566)
Loss from equity method investments	-	91
Interest expense deferred and capitalized in debt restructuring	6,887	2,527
Amortization of debt discount	5,576	6,519
Gain on debt extinguishment	-	(2,192)
Changes in operating assets and liabilities:
Accounts receivable	381	(156)
Accounts receivable – oil and gas	562	2,051
Accounts receivable – oil and gas – related party	-	21
Accounts receivable – related party	19	39
Prepaid expenses and other current assets	(23)	(69)
Accounts payable	(3,277)	(4,050)
Accrued expenses	(2,286)	630
Accrued expenses – related parties	490	227
Revenue payable	42	(272)
Advances for joint operations	-	(657)
Net cash used in operating activities	(5,974)	(7,619)

Cash Flows From Investing Activities:
Cash paid for drilling costs	(75)	(235)
Proceeds from sale of equity investment	-	500
Net cash provided by (used in) investing activities	(75)	265

Cash Flows From Financing Activities:

Proceeds from issuance of common stock, net of offering costs	-	2,780
Proceeds from notes payable	6,295	-
Repayment of notes payable	(651)	(863)
Repayment of notes payable - related party	-	(100)
Cash paid for stock repurchase and retirement	(74)	-
Net cash provided by financing activities	5,570	1,817

Net decrease in cash	(479)	(5,537)
Cash at beginning of year	1,138	6,675
Cash at end of year	$659	$1,138

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$553	$5,077
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Accrual of oil and gas development costs	$8	$3,851
Acquisition of oil and gas properties for assumption of accounts payable	$3,587	$-
Accounts receivable from purchase of oil and gas property	$-	$1,678
Accounts payable from purchase of oil and gas property	$-	$751
Note receivable sold for purchase of oil and gas properties	$-	$5,000
Notes payable - Subordinated assumed as part of purchase of oil and gas properties	$-	$8,353
Issuance of Redeemable Series A Convertible Preferred Stock for purchase of oil and gas properties	$-	$28,402
Issuance of common stock for purchase of oil and gas properties	$-	$2,734
Sale of oil and gas properties for promissory note	$-	$4,101
Changes in estimates of asset retirement obligations	$(7)	$24
Issuance of restricted common stock for services upon vesting maturity	$7	$-
Issuance of common stock for settlement of payables	$588	$-
Issuance of common stock to Bridge Note holders due to conversion	$-	$102
Minority interest capitalized from PEDCO MSL	$(59)	$-
Fair value of warrants issued as debt discount	$636	$160

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO’s primary business plan is engaging in the acquisition, exploration, development and production of oil and natural gas shale plays in the United States, with a secondary focus on conventional oil and natural gas plays. The Company’s principal operating properties are located in the Wattenberg, Wattenberg Extension, and Niobrara formation in the Denver-Julesburg Basin (the “D-J Basin” and the “D-J Basin Asset”) in Weld County, Colorado, all of which properties are owned by the Company through its wholly-owned subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”).

The Company plans to focus on the development of shale oil and gas assets held by the Company in its D-J Basin Asset.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp., a Nevada corporation; (iii) Pacific Energy Technology Services, LLC, a Nevada limited liability company (owned 70% by us) (which was dissolved in April 2016 with an effective date of December 31, 2015); (iv) Pacific Energy & Rare Earth Limited, a Hong Kong company; (v) Blackhawk Energy Limited, a British Virgin Islands company; (vi) White Hawk Petroleum, LLC, a Nevada limited liability company (dissolved on November 30, 2016); (vii) Red Hawk Petroleum, LLC, a Nevada limited liability company; (viii) Pacific Energy Development MSL, LLC (owned 50% by us) (which was dissolved in September 2016) and is included in our consolidated results for the periods prior to its dissolution (“PEDCO MSL”); (ix) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with the planned reorganization transaction with Dome Energy, Inc. (“Dome Energy”), which was subsequently terminated (which was dissolved in April 2016); and (x) White Hawk Energy, LLC, a Delaware limited liability company, formed on January 4, 2016 in connection with the contemplated reorganization transaction with GOM Holdings, LLC (“GOM”). All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2016 and December 31, 2015, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2016, approximately $404,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to two customers comprised 47% and 42% of the Company’s total oil and gas revenues for the year ended December 31, 2016. Sales to two customers comprised 64% and 21% of the Company’s total oil and gas revenues for the year ended December 31, 2015. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no significant allowances have been recorded. Included in accounts receivable - oil and gas is $16,000 related to receivables from joint interest owners.

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

Impairment of Long-Lived Assets. The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. The Company recorded impairment of leases for the years ended December 31, 2016 and 2015 of $-0- and $1,337,000, respectively, for lease acreage that expired during the year due to non-renewals or non-utilization of leases.

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

The following table describes changes in our asset retirement obligations during the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Asset retirement obligations at January 1,	$189	$89
Accretion expense	31	40
Obligations incurred for acquisition	19	87
Obligations settled - assets sold	-	(3)
Changes in estimates	7	(24)
Asset retirement obligations at December 31,	$246	$189

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted income per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended December 31, 2016 and 2015, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 3,672,473 and 2,177,540 potentially issuable shares of common stock related to options and 12,566,079 and 7,803,282 potentially issuable shares of common stock related to warrants and 1,391,686 and 2,027,302 potentially issuable shares of common stock related to the conversion of Bridge Notes, due to their anti-dilutive effect for the years ended December 31, 2016 and 2015, respectively.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – GOING CONCERN

Although the Company’s senior Tranche A Notes (as defined and discussed below under “Note 9 – Notes Payable – 2016 Senior Note Financing”) do not mature until May 11, 2019, with all of the Company’s other debt expressly subordinated thereto with no amounts due or owing under such subordinated debt until June 11, 2019 at the earliest, with the exception of the New MIEJ Note (as defined and discussed below under “Note 9 – Notes Payable – MIE Jurassic Energy Corporation”), which matures on March 8, 2019 and with interest accruing thru March 8, 2018 being payable on such date, the realization of the Company’s assets and satisfaction of its liabilities remains contingent on the completion of a financing. The Company anticipates that it will need approximately $11 million in 2017 to execute its current business plan and is currently actively negotiating the necessary financing.  In the event that the Company is unable to complete the financing currently under consideration, and is otherwise unable to replace such financing on a timely basis, it would materially affect the Company’s ability to continue as a going concern.  If such financing is not completed, among other things, the Company expects that it would incur an impairment of its oil and gas properties in the range of $29 million and the Company’s ability to meet its obligations from existing cash flows would be significantly affected. If the Company would be required to seek financing from other sources, such financings may not be available or, if available, may not be on terms acceptable to the Company or its existing lenders. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its debt obligations, working capital needs, and develop its oil and gas properties to attain profitable operations. Management has concluded that there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the issue date of these financial statements.

NOTE 5 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December  31, 2016 and 2015 (in thousands):

	January 1, 2016	Additions	Disposals	Transfers	December 31, 2016
Oil and gas properties subject to amortization	$64,655	$3,651	$-	$-	$68,306
Oil and gas properties not subject to amortization	-	-	-	-	-
Asset retirement costs	137	26	-	-	163
Accumulated depreciation, depletion and impairment	(6,025)	(5,049)	-	-	(11,074)
Total oil and gas properties, net	$58,767	$(1,372)	$-	$-	$57,395

	January 1, 2015	Additions	Disposals	Transfers	December 31, 2015
Oil and gas properties subject to amortization	$24,057	$47,561	$(7,252)	$289	$64,655
Oil and gas properties not subject to amortization	8,159	-	(7,870)	(289)	-
Asset retirement costs	76	63	(2)	-	137
Accumulated depreciation, depletion and impairment	(10,237)	(6,441)	10,653	-	(6,025)
Total oil and gas properties, net	$22,055	$41,183	$(4,471)	$-	$58,767

The depletion recorded for production on properties subject to amortization for the years ended December 31, 2016 and 2015 amounted to $5,049,000 and $5,104,000, respectively. The Company recorded impairment of leases for the years ended December 31, 2016 and 2015 of $-0- and $1,337,000, respectively, for lease acreage that expired during the year due to non-renewals or non-utilization of leases.  The Company did not record any impairment of properties subject to amortization for the years ended December 31, 2016 and 2015.

During the year ended December 31, 2016, net additions to oil and gas properties subject to amortization were $3,651,000, comprised of the development of the Company’s oil and gas properties of $83,000 and drilling and completion costs related to the acquisition of oil and gas properties of $3,568,000 with respect to eight non-operated wells drilled and completed by a third party operator.

During the year ended December 31, 2015, additions to oil and gas properties subject to amortization consisted of completion costs of $235,000 primarily related to the operated wells in the DJ Basin, the acquisition of oil and gas properties and interests in 53 gross wells located in the DenverJulesburg Basin, Colorado from Golden Globe Energy (US), LLC (“GGE”) in February 2015 valued at $43,562,000 (see below for more details), and $3,851,000 of nonoperating well development costs were incurred on eight wells drilled by third party operators during the year ended December 31, 2015 which was subsequently assigned to Dome Energy (see below). Upon completion of the three Loomis wells, the Company assessed its unproved properties, and determined that $289,000 of costs had been proved through these drilling operations. As a result, the Company reclassified these costs to proved property as of December 31, 2015.

Acquisition of Properties from Dome Energy, Inc.

On November 19, 2015, the Company entered into a Letter Agreement with certain parties including Dome Energy AB and its wholly-owned subsidiary Dome Energy, Inc. (collectively “Dome Energy”), pursuant to which Dome Energy agreed to acquire the Company’s interests in eight wells and fully fund the Company’s proportionate share of all the corresponding working interest owner expenses with respect to these eight wells. The Company assigned its interests in these wells to Dome Energy effective November 18, 2015, and Dome Energy assumed all amounts owed for the drilling and completion costs corresponding to these interests acquired from the Company.

On March 29, 2016, the Company entered into a Settlement Agreement with Dome Energy, pursuant to which Dome Energy re-conveyed to the Company the interests in these eight wells assigned to Dome Energy by the Company on November 18, 2015, with the Company becoming responsible for its proportionate share of all the working interest owner expenses, and having the right to receive all corresponding revenues with respect to these eight wells, from the initial production date of the wells. As part of this transaction, the Company also settled $659,000 of outstanding payables due from the Company to Dome Energy that was accounted for as a purchase price adjustment to the value of the oil and gas properties acquired. The transaction was closed on May 12, 2016.

The following table summarizes the purchase price and allocation of the purchase price to the net assets acquired in May 2016 (in thousands):

Assets Acquired
Accounts receivable – oil and gas	$793
Oil and gas properties, subject to amortization	3,587
Total assets	$4,380

Liabilities Assumed
Accounts payable	$(4,361)
Asset retirement obligation	(19)
Total liabilities	(4,380)
Net purchase price	$-

Acquisition of Properties from Golden Globe Energy (US) LLC

On February 23, 2015 (the “Closing”), the Company’s wholly-owned subsidiary, Red Hawk, completed the acquisition of approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado (the “GGE Acquired Assets”) from Golden Globe Energy (US), LLC (“GGE”).

As consideration for the acquisition of the GGE Acquired Assets, the Company (i) issued to GGE 3,375,000 restricted shares of the Company’s common stock and 66,625 restricted shares of the Company’s then newly-designated Series A Convertible Preferred Stock (the “Series A Preferred”) (see Note 11), (ii) assumed approximately $8.35 million of subordinated notes payable from GGE, and (iii) provided GGE with a one-year option to acquire the Company’s interest in its Kazakhstan opportunity for $100,000 payable upon exercise of the option pursuant to a Call Option Agreement. The effective date of the transaction was January 1, 2015, with the exception of all revenues and refunds attributable to GGE’s approximate 49.7% interest in each of the Loomis 2-1H, Loomis 2-3H and Loomis 2-6H wells, which revenues and refunds the Company owned from the date of first production, and which totaled approximately $467,000 through January 1, 2015.

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

The following table presents the Company’s supplemental consolidated pro forma total revenues, lease operating costs, net income (loss) and net loss per common share as if the GGE Acquisition completed in February 2015 had occurred on January 1, 2015.

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

NOTE 6 – ACCOUNTS RECEIVABLE

On November 18, 2015 when the Company assigned its interests in the eight wells to Dome Energy, Dome Energy also agreed to pay an additional $250,000 to the Company in the event the anticipated merger was not consummated. In connection with the assignment of these well interests, Dome Energy issued a contingent promissory note to the Company, dated November 19, 2015 (the “Dome Promissory Note”), with a principal amount of $250,000, which was due to mature on December 29, 2015, upon the termination of the anticipated merger with Dome Energy. To guarantee payment of the Dome Promissory Note, Dome Energy deposited $250,000 into an escrow account. During the year ending December 31, 2016, the Company collected this receivable of $250,000 in full satisfaction of the Dome Promissory Note.

On March 24, 2015, Red Hawk and Dome Energy entered into a Service Agreement (the “Service Agreement”), pursuant to which Red Hawk agreed to provide certain human resource and accounting services to Dome Energy, of which $156,000 remained due and payable by Dome Energy to Red Hawk as of December 31, 2015. On March 29, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Dome Energy and certain of its affiliated entities, pursuant to which the Company and Dome Energy agreed to terminate and cancel the Service Agreement and settle a number of outstanding matters, with Dome Energy agreeing to pay to Red Hawk $50,000 on May 2, 2016, in full satisfaction of the amounts due under the Service Agreement, with all remaining amounts owed forgiven by Red Hawk. As of December 31, 2015, the receivable due from Dome Energy totaled $406,000. During the year ended December 31, 2016, the net receivable created by the Dome Promissory Note was reduced to $25,000 by (i) the collection of the $250,000 as described above, (ii) forgiveness by the Company of $106,000 due from Dome Energy pursuant to the Settlement Agreement, and (iii) the recording of an allowance of $25,000 as a doubtful account (which was recognized as bad debt expense in selling, general and administrative expense on the Company’s income statement). As of December 31, 2016, the $50,000 was still due from Dome to Red Hawk as a part of the Settlement Agreement. The Company recorded an allowance for doubtful accounts related to this outstanding amount of $25,000, as $25,000 was collected in early 2017.

NOTE 7 – OTHER CURRENT ASSETS

On September 11, 2013, the Company entered into a Shares Subscription Agreement (“SSA”) to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), which held an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity. In August 2014 the SSA was restructured (the “Aral Restructuring”), in connection with which the Company received a promissory note in the principal amount of $10.0 million from Asia Sixth (the “A6 Promissory Note”), which would be converted into a 10.0% interest in Caspian Energy, Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, upon the consummation of the Aral Restructuring.

The Company entered into an agreement with GGE to convey 50% of our interests in Asia Sixth in connection with an acquisition transaction in March 2014.

The Aral Restructuring was consummated on May 20, 2015, upon which date the A6 Promissory Note was converted into 23,182,880 shares of common stock of Caspian Energy. In addition, on the date of conversion of the A6 Promissory Note, Mr. Frank Ingriselli, our Chairman and then Chief Executive Officer, was appointed as a non-executive director of Caspian Energy and currently serves as the Chairman of its Board of Directors.

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

In connection with the Company’s May 2016 debt restructuring as more fully described below, the Company entered into a new Call Option Agreement with GGE, dated May 12, 2016 (the “GGE Option Agreement”), pursuant to which the Company provided GGE an option to purchase the 23,182,880 common shares of Caspian Energy upon payment of $100,000 by GGE to the Company and is callable by GGE at aby time. The option expires on May 12, 2019, which is the maturity date of the debt evidenced by that certain Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, and May 12, 2016, issued by the Company to RJ Credit LLC (“RJC” and the “RJC Junior Note”), as described below. The $100,000 option is classified as part of other current assets as of December 31, 2016.

NOTE 8 – EQUITY METHOD INVESTMENTS

Condor Energy Technology, LLC

In October 2011, the Company formed a new subsidiary, Condor Energy Technology LLC (“Condor”), a limited liability company organized under the laws of the State of Nevada. The Company owned 20% of Condor and a subsidiary of MIE Holdings Corporation (“MIE Holdings”) owned 80%.

The Company determined that Condor qualified as a variable interest entity (“VIE”) as defined in ASC 810-10, however, the Company concluded that MIE Holdings was the primary beneficiary as a result of being in control of the Board and its ability to control the funding commitments to Condor. Accordingly, the Company accounted for its 20% ownership in Condor using the equity method.

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

●	MIEJ paid $500,000 to the Company’s Senior Note Investors (defined below) as a principal reduction on the Company’s Senior Notes;
●	Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that the Company owed to Condor;
●	The Company paid MIEJ $100,000 as a principal reduction under the original MIEJ Note; and
●	The parties fully released each other from every claim, demand or cause of action arising on or before February 19, 2015.

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

Total fees billed to Condor were $-0- for the year ended December 31, 2016, and $273,000 for the year ended December 31, 2015.

Under the equity method, the Company was subject to recording its 20% proportionate share of Condor’s income or losses. The Company was obligated to maintain, under the membership agreement of Condor, its proportionate share of capital contributions. Below is summarized financial information for Condor for the period ending on the date of disposition.

Summarized statements of operations (in thousands):

For the Period from January 1-February 23, 2015
Revenue	$108
Operating expenses	(368)
Operating income (loss)	(260)
Interest expense	(195)
Net loss	$(455)

During the period from January 1, 2015 through February 23, 2015 (the date the Company’s interests in Condor were divested), the Company recorded $91,000 as its 20% share of Condor’s net losses for that period.

NOTE 9 – NOTES PAYABLE

Note Purchase Agreement and Sale of Secured Promissory Notes

On March 7, 2014, the Company entered into a $50 million financing facility (the “Notes Purchase Agreement”) between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”). The Company issued the Investors Secured Promissory Notes in the aggregate principal amount of $34.5 million (the “Initial Notes”), which also provided for an additional $15.5 million available under the financing agreement to fund the Company’s future drilling costs to be evidenced by notes with substantially similar terms as the Initial Notes (the “Subsequent Notes,” and together with the Initial Notes, the “Senior Notes”). On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Initial Note to HEARTLAND Bank, and effective April 1, 2015, BRe BCLIC Primary transferred its Initial Note to Senior Health Insurance Company of Pennsylvania (“SHIP”), with each of HEARTLAND Bank and SHIP becoming an “Investor” for purposes of the discussion below. Certain of the Investors made additional transfers of some or all of the principal outstanding under Senior Notes held by them

The Initial Notes, as originally issued, accrued interest at the rate of 15% per annum, payable monthly, required us to make certain mandatory principal payments and was originally to mature on March 7, 2017.

On April 24, 2015, certain of the Investors in our Senior Notes agreed to defer certain mandatory principal repayments and interest payments that would otherwise be payable in the months of May and June 2015, with such deferred amounts to be used by us solely to renew, extend, re-lease or otherwise acquire leases which would then become additional collateral under the Senior Notes. The aggregate principal and interest that was deferred was approximately $354,000, which amount was added to the principal due under the Senior Notes as of July 31, 2015 and was due upon maturity ($320,000 of which was expensed as additional interest expense). The Company was also charged an additional deferral fee of $354,000, the amount of the principal and interest deferred under this agreement, which was added to the principal and due upon maturity. As consideration for the deferral, on September 10, 2015, the Company granted warrants exercisable for an aggregate of 349,111 shares of our common stock to the Investors participating in the deferral. Each warrant has a 3-year term and is exercisable on a cashless basis at an exercise price of $1.50 per share. The fair value of these warrants of approximately $40,000 was recorded as additional debt discount.

On August 28, 2015, the Company entered into agreements with the holders of the Senior Notes to (i) defer until the maturity date of the Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, (ii) HEARTLAND Bank agreed to change the frequency of payment of accrued interest and mandatory principal repayments from monthly to semi-annually, with the next interest payment due February 1, 2016 and the next mandatory principal repayment due August 3, 2016, and with the Company agreeing to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund starting in February 2016 which the Company shall pay to HEARTLAND Bank every six months when due and owing, (iii) RJC agreed to defer all interest payments otherwise due and payable by the Company to RJC during the period commencing on August 1, 2015 through January 31, 2016 (the “Waiver Period”), which deferred interest was added to principal each month during the Waiver Period, (iv) certain other holders agreed to (a) defer until the maturity date of their Senior Notes 12/17ths of the interest payments that would otherwise be due and payable by the Company to them on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, and (b) have the Company pay in cash 5/17ths of such interest payments per month, with all deferred interest being added to principal each month until the maturity date of the Senior Notes, and (v) SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub and RJC increased the interest rate under their Senior Notes from 15% to 17% per annum on all outstanding principal under their Senior Notes during the Waiver Period. These deferrals (the “August-January Deferrals”) reduced the Company’s monthly cash interest payments and mandatory principal repayments from approximately $600,000 per month to approximately $100,000 per month during the Waiver Period.

As additional consideration for these agreements, on September 10, 2015, the Company granted warrants exercisable on a cash-only basis for an aggregate of 1,201,004 shares to the lenders, proportionately based on their individual principal. The warrants have a three year term and are exercisable on a cash-only basis at a price of $0.75 per share. The fair value of these 1,201,004 warrants of approximately $120,000 was recorded as additional debt discount.

As of December 31, 2015, the amount of deferred interest and deferred principal was $2,527,000 and $519,000, respectively.

There were no borrowings made under the Senior Notes during the year ended December 31, 2015. As of December 31, 2015, amortization of the deferred financing costs and the original issue discount was $148,000.

During the year ended December 31, 2015, there were $863,000 of payments made to reduce the outstanding Initial Notes.

On August 28, 2015, January 29, 2016, March 7, 2016 and April 1, 2016, the Company entered into several letter agreements and amendments with certain of the holders to, (i) defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring from August 2015 through April 2016; and (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them from August 2015 to April 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued. The purpose of these deferrals was to provide the Company with temporary relief from cash requirements to focus and execute upon its contemplated business combinations.

During the year ended December 31, 2016, there were no payments made to reduce the outstanding principal due under the Initial Notes, however, such Notes were restructured as described below.

As a result of the issuance of common and preferred shares in the acquisition of the assets from GGE in 2015, GGE became a related party of the Company.

2016 Senior Note Restructuring

Following a series of temporary payment deferrals as described above, on May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with existing lenders SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, and RJC, and new lenders BHLN-Pedco Corp. (“BHLN”) and BBLN-Pedco Corp. (“BBLN,” and together with BHLN and RJC, the “Tranche A Investors”) (the investors in the Tranche B Notes (defined below) and the Tranche A Investors, collectively, the “Lenders”), and the Agent, as agent for the Lenders. The Amended NPA amended and restated the Senior Notes held by the Tranche B Investors, and the Company issued new Senior Secured Promissory Notes to each of the Tranche B Investors (collectively, the “Tranche B Notes”) in a transaction that qualified as a troubled debt restructuring. RJC is also a party to the RJC Junior Note (discussed below under Notes Payable - Related Party Financings - The Subordinated Note Payable Assumed).

The Amended NPA amended the Senior Notes as follows:

●
Created and issued to the Tranche A Investors new “Tranche A Notes,” in substantially the same form and with similar terms as the Tranche B Notes, except as discussed below, consisting of a term loan issuable in tranches with a maximum aggregate principal amount of $25,960,000, with borrowed funds accruing interest at 15% per annum, and maturing on May 11, 2019 (the “Tranche A Maturity Date”) (the “Tranche A Notes,” and together with the Tranche B Notes, the “New Senior Notes”);

●
The Company capitalized all accrued and unpaid interest under the Tranche B Notes as a term loan with an aggregate outstanding principal balance as of May 12, 2016 equal to $39,065,000 (as of December 31, 2016, the aggregate outstanding principal balance is $42,333,000).The Tranche B Notes mature on June 11, 2019 except for the Tranche B Note issued to RJC, which matures on July 11, 2019;

●	Amended the provisions of the Senior Notes which required mandatory prepayments from our revenues, replacing them with a Net Revenue Sweep as described below; and

●
Provides that interest on the Tranche B Notes will continue to accrue at the rate of 15% per annum, but all accrued interest through December 31, 2017 shall be deferred until due and payable on the maturity date, with all interest amounts deferred being added to the principal of the Tranche B Notes on a monthly basis and that following December 31, 2017, all interest will accrue and be paid monthly in arrears in cash to the Tranche B Note holders, provided, however, no payment may be made on the Tranche B Notes unless and until the Tranche A Notes are repaid in full.

The Tranche A Notes are substantially similar to the Tranche B Notes, except that such notes are senior to the Tranche B Notes, accrue interest until maturity and have priority to the payment of Monthly Net Revenues as discussed below.

On the Closing Date, Tranche A Investors BHLN and BBLN loaned the Company their pro rata share of an aggregate of $6,422,000 (the “Initial Tranche A Funding”). The Initial Tranche A Funding net proceeds (amounting to $6,422,000 less legal fees of $127,000) were used by the Company to (i) fund approximately $5.1 million due to a third party operator for drilling and completion expenses related to the acquired working interests in eight wells from Dome Energy, (ii) pay $750,000 of the Company’s past due payables to Liberty (defined below under “Note 10 – Commitments and Contingencies” – “Other Commitments”), (iii) pay $445,000 of unpaid interest payments due to Heartland Bank under its Tranche B Note through February 29, 2016, and (iv) pay fees and expenses of $127,000.

Subject to the terms and conditions of the Amended NPA, the Company may request each Tranche A Investor, from time to time, to advance to the Company additional amounts of funding (each, a “Subsequent Tranche A Funding”), provided that: (i) the Company may not request a Subsequent Tranche A Funding more than one time in any calendar month; (ii) Agent shall have received a written request from the Company at least 15 business days prior to the requested date of such advance (the “Advance Request”); (iii) no Event of Default shall have occurred and be continuing; and (iv) the Company shall provide to the Agent such documents, instruments, certificates and other writings as the Agent shall reasonably require in its sole and absolute discretion. The advancement of all or any portion of the Subsequent Tranche A Funding is in the sole and absolute discretion of the Agent and the Investors and no Investor is obligated to fund all or any part of the Subsequent Tranche A Funding. Each Subsequent Tranche A Funding shall be in a minimum amount of $500,000 and multiples of $100,000 in excess thereof. The aggregate amount of Subsequent Tranche A Fundings that may be made by the Investors under the Amended NPA shall not exceed $18,577,876 and any Subsequent Tranche A Funding repaid may not be re-borrowed.

In addition, subject to the terms and conditions of the Amended NPA, RJC agreed to loan to the Company $240,000, within 30 days of the Closing Date and within 30 days of each of July 1, 2016, October 1, 2016 and January 1, 2017 (collectively, the “RJC Fundings” and collectively with the Investor Tranche A Fundings, the “Fundings”), provided that no Event of Default or Default shall exist. The aggregate amount of the RJC Fundings made by RJC under the Amended NPA shall not exceed $960,000 and any Funding repaid may not be re-borrowed. As of December 31, 2016, the Company has received no loan proceeds under this agreement, and RJC is in default of its funding obligations thereunder.

To guarantee RJC’s obligation in connection with the RJC Fundings as required under the Amended NPA, GGE entered into a Share Pledge Agreement with the Company, dated May 12, 2016 (the “GGE Pledge Agreement”), pursuant to which GGE agreed to pledge an aggregate of 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 10,000,000 shares of Company common stock), which pledged shares are subject to automatic cancellation and forfeiture based on a schedule set forth in the GGE Share Pledge Agreement, in the event RJC fails to meet each of its RJC Funding obligations pursuant to the Amended NPA. To date, RJC has not met its RJC Funding obligations under the Amended NPA and the Company is entitled to cancel and forfeit 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE pursuant to the terms of the GGE Pledge Agreement, which determination to cancel shares has not been made, and which shares have not been cancelled, as of the date of this filing.

As additional consideration for the entry into the Amended NPA, the Company granted to BHLN and BBLN, warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3 year term, are transferrable, and are exercisable on a cashless basis at any time at $0.25 per share (as amended). The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated fair value of the Investor Warrants issued is approximately $707,000 based on the Black-Scholes option pricing model. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $636,000.

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

Additionally, the Company also agreed to (a) provide to the Agent and the Investors a monthly projected general and administrative expense report (the “Projected G&A”) and a monthly comparison report of the Projected G&A provided for the preceding month, with an explanation of any variances, provided that in no event shall such variances exceed $150,000, and (b) pay to the Agent within 2 business days following the end of each calendar month all of the Company’s oil and gas revenue received by the Company during such month (the “Net Revenue Sweep”), less (i) lease operating expenses, (ii) interest payments due to Investors under the New Senior Notes, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved by the Agent (the “G&A Cap”), and (iv) preapproved extraordinary expenses (together the “Monthly Net Revenues”). Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. During the year ended December 31, 2016, the Company has paid $651,000 of principal under the Net Revenue Sweep. The amount of interest deferred under the Tranche A and Tranche B Notes as of December 31, 2016 equaled $1,266,000 and was accounted for on the balance sheet under long-term accrued expenses and accrued expenses - related party.

The amounts outstanding under the New Senior Notes are secured by a first priority security interest in all of the Company’s and its subsidiaries’ assets, property, real property, intellectual property, securities and proceeds therefrom, granted in favor of the Agent for the benefit of the Lenders, pursuant to a Security Agreement and a Patent Security Agreement, each entered into as of March 7, 2014, as amended on May 12, 2016 (the “Amended Security Agreement” and “Amended Patent Agreement,” respectively). Additionally, the Agent, for the benefit of the Lenders, was granted a mortgage and security interest in all of the Company’s and its subsidiaries real property as located in the State of Colorado and the State of Texas pursuant to (i) a Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreements, dated March 7, 2014, as amended May 12, 2016, filed in Weld County and Morgan County, Colorado; and (ii) a Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production filed in Matagorda County, Texas (collectively, the “Amended Mortgages”).

Other than as described above, the terms of the Amended NPA (including the covenants and obligations thereunder) are substantially the same as the Notes Purchase Agreement, and the terms of the Tranche A Notes and Tranche B Notes (including the events of default, interest rates and conditions associated therewith) are substantially the same as the Senior Notes.

All debt discount amounts are amortized using the effective interest rate method. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of December 31, 2016 was $6,988,000. Amortization of debt discount and total interest expense for the initial notes was $5,576,000 and $7,832,000, respectively, for the year ended December 31, 2016.

The amount of the debt discount reflected on the accompanying balance sheet as of December 31, 2015 was $11,801,000. Amortization of debt discount and interest expense, related to the Initial Notes and the first advance, were $6,519,000 and $4,869,000, respectively, for the year ended December 31, 2015.

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

Bridge Note Financing

As of December 31, 2016, the Company had Bridge Notes with an aggregate principal amount of $475,000 remaining outstanding, plus accrued interest of $173,000 and additional payment-in-kind (“PIK”) of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into. Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

(A)
prior to June 1, 2014, the Conversion Price was $2.15 per share; and

(B)
following June 1, 2014, the Conversion Price is the greater of (i) 80% of the average of the closing price per share of the Company’s publicly-traded common stock for the five (5) trading days immediately preceding the date of the conversion notice provided by the holder; and (ii) $0.50 per share.

Additionally, each Bridge Note holder entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the Bridge Notes until full repayment of certain senior notes. The Subordination and Intercreditor Agreements also prohibit the Company from repaying the Bridge Notes until certain senior notes have been paid in full, except that we are allowed to repay the Bridge Notes from net proceeds received from the sale of common or preferred stock (i) in calendar year 2014 if such net proceeds received in such calendar year exceeds $35,000,000, (ii) in calendar year 2015 if such net proceeds received in such calendar year exceeds $50,000,000, and (iii) in calendar year 2016 if such net proceeds actually received in such calendar year exceeds $50,000,000, none of which has occurred to date. The interest expense related to these notes for the year ended December 31, 2016 was $57,000 compared to $58,000 for 2015.

The unamortized debt premium as of December 31, 2016 and 2015 was $113,000 and $113,000, respectively.

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, which was amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ.

In February 2015, the Company and PEDCO entered into a Settlement Agreement with MIEJ and the New MIEJ Note in the amount of $4.925 million, as discussed in Note 8. As of December 31, 2016, the amount outstanding under the New MIEJ Note was $4,925,000. The Company recognized a gain on debt extinguishment during the three months ended March 31, 2015 related to these transactions of $2,192,000.

The New MIEJ Note has an interest rate of 10.0%, with no interest due until maturity, is secured by all of the Company’s assets, and is subordinated to the Senior Notes. MIEJ also agreed to subordinate its note up to an additional $60 million of new senior lending, with any portion of new senior lending in excess of this amount requiring to be paid first to MIEJ until the New MIEJ Note is paid in full. Further, for every $20 million in new senior lending the Company raises, MIEJ is required to be paid all interest and fees accrued on the New MIEJ Note through such date. The New MIEJ Note was due and payable on March 8, 2017, subject to automatic extensions upon the occurrence of a Long Term Financing (defined below), which as described below has occurred to date.

On a onetime basis, the Secured Promissory Notes may be refinanced by a new loan (“Long-Term Financing”) by one or more third party replacement lenders (“Replacement Lenders”), and in such event the Company shall undertake commercially reasonable best efforts to cause the Replacement Lenders to simultaneously refinance both the Senior Notes and the New MIEJ Note as part of such Long-Term Financing. If the Replacement Lenders are unable or unwilling to include the New MIEJ Note in such financing, then the Long-Term Financing may proceed without including the New MIEJ Note, and the New MIEJ Note shall remain in place and shall be automatically subordinated, without further consent of MIEJ, to such Long-Term Financing. Furthermore, upon the occurrence of a Long-Term Financing, the maturity of the New MIEJ Note is automatically extended to the same maturity date of the Long-Term Financing, but to no later than March 8, 2020. Additionally, in connection with a contemplated Long-Term Financing:

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

As a result of the Company’s May 2016 senior debt restructuring pursuant to the Amended NPA (as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” – “2016 Senior Note Restructuring”), the maturity date of the New MIEJ Note has automatically been extended to March 8, 2019, and as a result of the Company’s shareholders approving the conversion terms of the MIEJ Note at the Company’s annual shareholder meeting held on December 28, 2016, MIEJ has the Right of Conversion (described above) beginning on March 8, 2017.

The interest expense related to this note for the year ended December 31, 2016 was $494,000, and for the year ended December 31, 2015 was $574,000.

For financial reporting purposes, MIEJ was considered a related party for all periods presented prior to the MIEJ Settlement Agreement signed in February 2015. After that date, MIEJ is no longer considered a related party.

Related Party Financings

The Subordinated Note Payable Assumed

In 2015, the Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the GGE Acquired Assets (the “RJC Junior Note”). The amount outstanding on the RJC Junior Note as of December 31, 2016 equaled $10,173,000. The lender under the RJC Junior Note is RJC, which is one of the lenders under the Senior Notes and is an affiliate of GGE. The note was originally due and payable on December 31, 2017, but has been extended to July 11, 2019 in connection with the May 2016 restructuring as described above. The assumed note payable is subordinate to the Senior Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000. Should the Company repay the Senior Notes or replace them with secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

As consideration for deferral of payments and related note amendments, on September 10, 2015, the Company granted RJC warrants exercisable on a cash-only basis for an aggregate of 265,241 shares of Company common stock (which are included in the aggregate total of 1,201,004 shares issuable upon exercise of warrants issued to the Investors as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” above). The warrants have a three year term and were exercisable on a cash-only basis at a price of $0.75 per share prior to the amendments described below.

The interest expense related to the RJC Junior Note for the year December 31, 2016 was $1,164,000, and for the year ended December 31, 2015 was $1,058,000.

2016 RJC Subordinated Note Deferrals

On January 29, 2016 and March 7, 2016, the Company entered into agreements with RJC to defer until maturity the payment of interest and principal due under the RJC Junior Note through March 31, 2016, and reduce the interest rate to 12% per annum effective January 31, 2016.

The deferral period was further extended on May 12, 2016, on which date the Company entered into an Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”). The Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of May 12, 2016, and add it to the note principal, making the outstanding principal amount of the RJC Junior Note as of June 12, 2016 equal to $9,379,432, (ii) extend the maturity date from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred until payable on the maturity date, with all future interest amounts deferred being added to the principal on a monthly basis, and (iv) subordinate the RJC Junior Note to the New Senior Notes. The warrants previously granted to RJC on September 10, 2015 were also amended to provide that such warrants are exercisable on a cashless basis and to include a Blocker Provision (as defined above).

For the year ended December 31, 2016, interest deferred and capitalized since May 12, 2016, under Amendment No. 2 to the Note amounted to $794,000 and amounted to total deferred interest of $1,255,000 since January 1, 2016. The outstanding principal amount of the RJC Junior Note as of December 31, 2016 was equal to $10,173,000.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Lease

In May 2016, the Company entered into a lease addendum to the original lease agreement signed in July 2012, as amended, which extends the term of the lease by an additional one year, now ending in July 2017, for its corporate office space located in Danville, California. The obligation under this one year lease extension for the remainder of the lease through the first seven months of 2017 is $33,000.

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

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 415 net acres are due to expire in 2017, 561 net acres expire in 2018, 129 net acres expire in 2019, and 1,288 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of December 31, 2016, the Company had fully impaired its unproved leasehold costs based on management’s revised re-leasing program.

Other Commitments

On December 18, 2015, a complaint was filed against Red Hawk, our wholly-owned subsidiary, in the District Court, County of Weld, State of Colorado (Case Number: 2015CV31079) (the “Court”), pursuant to which Liberty Oilfield Services, LLC (“Liberty”) made various claims against Red Hawk in connection with certain completion services provided by Liberty to Red Hawk in November and December 2014, and accrued in accounts payable as of December 31, 2014. The complaint alleges causes of action for foreclosure of lien, breach of contract, quantum meruit and account stated, and seeks payment of amounts allegedly owed, pre- and post-judgment interest, attorneys’ fees and court costs in connection with Red Hawk’s alleged failure to pay Liberty approximately $2.9 million in fees due for completion services provided by Liberty. On May 12, 2016, the Company and Liberty entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of the Company’s restricted common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million. As a result of the settlement, the Company recognized a gain on settlement of payables of $1,282,000 during the year ended December 31, 2016.

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

NOTE 11 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At December 31, 2016, the Company was authorized to issue 100,000,000 shares of its preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A” preferred stock.

On February 23, 2015, the Company issued 66,625 Series A Preferred shares to GGE as part of the consideration paid for the GGE Assets. The fair value of the Series A Preferred stock was $28,402,000 based on a calculation using a binomial lattice option pricing model. See Note 14 below.

The 66,625 shares of Series A Preferred stock issued to GGE were originally contingently redeemable in 4 tranches as follows: (i) 15,000 shares in Tranche One; (ii) 15,000 shares in Tranche Two; (iii) 11,625 shares in Tranche Three; and (iv) 25,000 shares in Tranche Four.

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

GGE was also subject to a lock-up provision that prohibited it from selling the shares of common stock through the public markets for less than $1 per share (on an as-converted to common stock basis) until February 23, 2016, and subject a provision which prohibits GGE from converting shares of Series A Preferred stock if upon such conversion it would beneficially own more than 9.99% of our outstanding common stock or voting stock, subject to waiver by the Company.

On November 23, 2015, the Company lost the right to redeem any of the Series A Preferred and the holder also lost the right to force any redemption because, pursuant to the Series A Certificate of Designations, the Company did not repurchase any shares within nine months of the initial Series A issuance. Accordingly, the Series A Preferred is no longer redeemable.

As of December 31, 2016 and December 31, 2015, there were 66,625 shares of the Company’s Series A Preferred outstanding, 10,000 shares of which are now subject to cancellation and forfeiture as described further in Note 9 above due to RJC’s failure to meet its RJC Funding obligations under the Amended NPA.

COMMON STOCK

At December 31, 2016, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

 During the year ended December 31, 2015, the Company issued shares of common stock or restricted common stock as follows:

●
On January 7, 2015, the Company granted 965,000 shares of its restricted common stock with a fair value of $357,000, based on the market price on the date of grant, to certain of its employees, including 370,000 shares to Chairman and then Chief Executive Officer, Frank C. Ingriselli, 325,000 shares to President and then Chief Financial Officer, Michael L. Peterson, and 270,000 shares to Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. 40% of the shares vest on the nine month anniversary of the grant date, 20% vest on the twelve month anniversary of the grant date, 20% vest on the eighteen month anniversary of the grant date and 20% vest on the twenty-four month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company. The vesting of the securities granted to Messrs. Ingriselli, Peterson and Moore is subject to the terms of certain Vesting Agreements.
●
On January 27, 2015, a holder of Bridge Notes converted an aggregate of $83,000 (principal and accrued interest amounts) due under the Bridge Notes into an aggregate of 165,431 shares of common stock of the Company.
●
On February 6, 2015, the Company granted 193,550 shares of its restricted common stock with a fair value of $120,000, based on the market price on the date of grant, to certain members of its board of directors, pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan, of which $29,000 was expensed as of March 31, 2015. 100% of the shares vested on September 10, 2015, contingent upon the recipient being a Director of, or employee of or consultant to, the Company on such vesting date.
●
On February 23, 2015, the Company issued 3,375,000 restricted common shares to GGE valued at $0.81 per share, based on the market price on the date of grant, as part of the consideration paid for the assets acquired from GGE.
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
●
On September 10, 2015, the Company issued 390,000 shares of common stock to a financial and professional relations advisor valued at $0.35 per share, based on the fair value of the stock on the date granted, in connection with the Company’s entry into a consulting services agreement in the amount of $137,000.
●
On October 7, 2015, the Company issued 214,286 shares of restricted common stock under the Company’s 2012 Amended and Restated Equity Incentive Plan to each of Mr. David C. Crikelair, Ms. Elizabeth P. Smith, and Mr. David Z. Steinberg, Company’s then independent directors, as annual equity compensation grants made in accordance with the Company’s Board of Director’s Compensation Plan. 100% of the shares issued to Mr. Crikelair and Ms. Smith will become vested and non-forfeitable on September 10, 2016, and 100% of the shares issued to Mr. Steinberg were to become vested and non-forfeitable on July 15, 2016 (which vesting date Mr. Steinberg subsequently delayed to July 15, 2017), for so long as the holder remains a director, employee of, or consultant to the Company, with a stock price on the grant date of $0.28 per share, and a total grant date fair value of $180,000.

During the year ended December 31, 2016, the Company issued shares of common stock or restricted common stock as follows:

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
●
On April 15, 2016, there were 45,000 shares of unvested restricted common stock forfeited in connection with the termination of an employee.
●
On April 28, 2016, there were 323,490 total shares of common stock repurchased and retired by the Company from two employees at $0.23 per share.
●
On May 12, 2016, the Company and Liberty entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 2,450,000 fully-vested shares of the Company’s restricted common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million. As of December 31, 2015 and March 31, 2016, the Company had accrued $2,620,000 in accounts payable. As a result of the settlement, the Company recognized a gain on settlement of payables of $1,282,000 during the year ended December 31, 2016.
●
On July 5, 2016, the Company issued 81,290 shares of the Company’s common stock to Mr. Frank C. Ingriselli, the Company’s Chairman, member of the Board of Directors, and then Chief Executive Officer, in connection with the cashless net exercise of stock options by Mr. Ingriselli.
●
On December 28, 2016, the Company issued 4,881,820 shares of its restricted common stock with a fair value of $537,000, based on the market price on the date of issuance, to certain of its employees and four Directors, including 1,650,000 shares to its Chief Executive Officer and President, Michael L. Peterson, and 1,050,000 shares to its Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process. For the employee shares, 50% of the shares vest on the six month anniversary of the grant date, 30% vest on the twelve month anniversary of the grant date and 20% vest on the eighteen month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.
●
On December 28, 2016, the Company issued 200,000 shares of common stock to a financial advisor valued at $0.11 per share, based on the fair value of the stock on the date granted, for consulting services.

Stock-based compensation expense recorded related to restricted stock during the year ended December 31, 2016 was $995,000. The remaining amount of unamortized stock-based compensation expense related to restricted stock at December 31, 2016 was $600,000.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan, options to acquire 3,424 shares of common stock were granted and remained outstanding and exercisable as of December 31, 2016 and 2015. No new options were issued under these plans in 2015 or 2016.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016 to increase by 5,000,000, 3,000,000 and 5,000,000, respectively, the number of shares of common stock reserved for issuance under the Plan. A total of 15,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of December 31, 2016, of which 11,020,990 shares have been issued as restricted stock, 3,967,000 shares are subject to issuance upon exercise of issued and outstanding options, and 12,010 remain available for future issuance as of December 31, 2016.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 1,000,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of December 31, 2016, options to purchase an aggregate of 310,136 shares of the Company’s common stock and 665,829 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

On January 7, 2015, the Company granted options to purchase an aggregate of 1,265,000 shares of common stock to certain of its consultants and employees at an exercise and market price of $0.37 per share, including an option to purchase 370,000 shares to Chairman and then Chief Executive Officer, Frank C. Ingriselli, an option to purchase 325,000 shares to President and then Chief Financial Officer, Michael L. Peterson, and an option to purchase 270,000 shares to Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. The options have terms of five years and fully vest in January 2017. 50% vest six months from the date of grant, 20% vest one year from the date of grant, 20% vest eighteen months from the date of grant and 10% vest 2 years from the date of grant, all contingent upon the recipient’s continued service with the Company, subject in all cases to the terms of the Vesting Agreements.  The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $213,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.47%, (2) expected term of 3.8 years, (3) expected volatility of 60%, and (4) zero expected dividends.

On January 7, 2016, the Company granted options to purchase an aggregate of 1,660,000 shares of common stock to certain of its consultants and employees at an exercise price of $0.22 per share, including an option to purchase 280,000 shares to its Chairman and then Chief Executive Officer (prior to his retirement) Frank C. Ingriselli, an option to purchase 300,000 shares to its President and then Chief Financial Officer Michael L. Peterson, and an option to purchase 280,000 shares to its Executive Vice President and General Counsel Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. The options have terms of five years and fully vest in January 2018. 50% vest six months from the date of grant, 30% vest one year from the date of grant and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $183,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.61%, (2) expected term of 3.5 years, (3) expected volatility of 69%, and (4) zero expected dividends.

On December 28, 2016, the Company granted options to purchase an aggregate of 900,000 shares of common stock to certain of its employees at an exercise price of $0.11 per share, including an option to purchase 600,000 shares to its Chief Financial Officer Gregory L. Overholtzer, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2016 annual equity incentive compensation review process. The options have terms of five years and fully vest in June 2018. 50% vest six months from the date of grant, 30% vest one year from the date of grant and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $60,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 2.02%, (2) expected term of 3.5 years, (3) expected volatility of 89%, and (4) zero expected dividends.

During the year ended December 31, 2016, the Company recognized option stock-based compensation expense related to options of $298,000. The remaining amount of unamortized stock options expense at December 31, 2016 was $73,000. The Black-Scholes option-pricing model was used to determine fair value. Variables used in the Black-Scholes option-pricing model for the options issued in 2016 included: (1) a discount rate of 1.61% to 2.02%, (2) expected term of 3.5 years, (3) expected volatility of 69% to 89%, and (4) zero expected dividends.

The intrinsic value of outstanding and exercisable options at December 31, 2016 was $-0- and $-0-, respectively.

Option activity during the year ended December 31, 2016 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1, 2016	3,058,890	$0.80	4.8
Granted	2,560,000	0.18
Exercised	(81,290)	0.22
Forfeited and cancelled	(350,377)	0.89

Outstanding at December 31, 2016	5,187,223	$0.50	4.3

Exercisable at December 31, 2016	3,672,473	$0.61	4.2

Option activity during the year ended December 31, 2015 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1, 2015	1,827,224	$$1.08	6.5
Granted	1,265,000	0.37
Exercised	(19,445)	0.30
Forfeited and cancelled	(13,889)	0.30
		$-	-
Outstanding at December 31, 2015	3,058,890	0.80	4.8
		$-
Exercisable at December 31, 2015	2,177,540	0.76	5.1

Summary of options outstanding and exercisable as of December 31, 2016 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$0.11	0.9	900,000	-
0.22	1.1	1,380,000	890,000
0.24	0.1	100,000	100,000
0.30	0.1	26,001	26,001
0.37	0.8	1,225,000	1,150,500
0.51	1.1	1,090,800	1,090,800
1.41	0.1	100,000	100,000
1.94	0.1	217,500	167,250
2.50	-	80,000	80,000
3.75	-	64,500	64,500
30.24	-	2,976	2,976
67.20	-	446	446
$0.11 to $67.20	4.3	5,187,223	3,672,473

Summary of options outstanding and exercisable as of December 31, 2015 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$0.24	0.2	121,667	121,667
0.30	0.1	26,001	26,001
0.37	1.6	1,265,000	647,500
0.51	2.3	1,090,800	1,090,800
1.41	0.1	100,000	40,000
1.94	0.3	267,500	131,000
2.50	0.1	80,000	32,000
3.75	0.1	104,500	85,150
30.24	-	2,976	2,976
67.20	-	446	446
$0.24 to $67.20	4.8	3,058,890	2,177,540

Warrants

Issuance of Warrants

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

On July 1, 2015, the Company granted a warrant exercisable for an aggregate of 100,000 shares of common stock valued at $18,000, recorded as stock-based compensation, to an investor relations firm as sole consideration for its future services. The warrant has a 3-year term and is exercisable on a cashless basis at an exercise price of $0.44 per share with respect to 50% of the shares issuable thereunder following the date of grant and with respect to the balance of 50% of the shares issuable thereunder on or after October 1, 2015.

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

On May 12, 2016, as consideration for the entry into the Amended NPA, the Company granted to BHLN and BBLN warrants exercisable for an aggregate of 5,962,800 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3-year term, are transferrable, and are exercisable on a cashless basis at any time at $0.25 per share, subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE MKT (which additional listing approval was received from the NYSE MKT on June 1, 2016). The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated fair value of the Investor Warrants issued is approximately $707,000 based on the Black-Scholes option pricing model. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $636,000.

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Senior Notes. In addition, warrants exercisable for an aggregate of 349,111 shares of the Company’s common stock at an exercise price of $1.50 per share and warrants exercisable for an aggregate of 1,201,004 shares of the Company’s common stock at an exercise price of $0.75 per share previously granted by the Company to certain of the Lenders on September 10, 2015 in connection with prior interest payment deferrals have been amended and restated to provide that all of such warrants are exercisable on a cashless basis and include a Blocker Provision.

During the years ended December 31, 2016 and 2015, the Company recognized warrant stock-based compensation expense of $-0- and $702,000, respectively.

The intrinsic value of outstanding and exercisable warrants at December 31, 2016 and December 31, 2015 was $-0- and $-0-, respectively.

Warrant activity during the year ended December 31, 2016 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2016	7,803,282	$1.78	3.0
Granted	5,962,800	0.25
Forfeited and cancelled	(1,200,003)	4.50

Outstanding at December 31, 2016	12,566,079	$0.80	2.4

Exercisable at December 31, 2016	12,566,079	$0.80	2.4

Warrant activity during the year ended December 31, 2015 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2015	6,594,129	$2.13	3.9
Granted	1,650,115	0.89
Forfeited and cancelled	(440,962)	3.67

Outstanding at December 31, 2015	7,803,282	$1.78	3.0

Exercisable at December 31, 2015	7,803,282	$1.78	3.0

Summary of warrants outstanding and exercisable as of December 31, 2016 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$0.25	1.1	5,962,800	5,962,800
0.44	-	100,000	100,000
0.75	0.2	1,201,004	1,201,004
1.00	0.8	3,700,758	3,700,758
1.50	0.1	349,111	349,111
2.34	-	166,684	166,684
2.50	0.2	1,000,000	1,000,000
5.25	-	85,722	85,722
$0.25 to $5.25	2.4	12,566,079	12,566,079

Summary of warrants outstanding and exercisable as of December 31, 2015 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$0.44	-	100,000	100,000
0.75	0.4	1,201,004	1,201,004
1.00	1.9	3,700,758	3,700,758
1.50	0.1	349,111	349,111
2.34	-	166,684	166,684
2.50	0.4	1,000,000	1,000,000
3.75	0.1	400,001	400,001
4.50	-	400,001	400,001
5.25	0.1	485,723	485,723
$0.44 to $5.25	3.0	7,803,282	7,803,282

NOTE 13 – RELATED PARTY TRANSACTIONS

Note Amendments and Warrant Issuances to RJC

See Notes above for a discussion of certain amendments to the Senior Note and RJC Junior Note held by RJC.

See Notes above for a discussion of certain warrants issued to RJC by the Company in connection with the amendment of the Senior Note and RJC Junior Note held by RJC.

GGE Acquisition

As a result of the 66,625 restricted shares of the Company’s Series A Convertible Preferred Stock issued to GGE which can be converted into shares of the Company’s common stock on a 1,000:1 basis as described below in greater detail, and the appointment by GGE of a representative to the Company’s Board of Directors, GGE became a related party to the Company in 2015. The following table reflects the related party amounts for GGE included in the December 31, 2016 balance sheet (in thousands):

As of December 31, 2016
Long-term notes payable-Secured Promissory Notes, net of discount of $2,338,000	$(13,319)
Long-term notes payable-Subordinated	(10,173)
Net assets	$(23,492)

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of December 31, 2016 (in thousands):

	Fair Value Measurements At December 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Series A Convertible Preferred Stock	$-	$-	$28,402	$28,402

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

NOTE 15 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2016 and 2015.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the change in the valuation allowance.

Deferred income tax assets for years ended December 31, 2016 and 2015 are as follows (in thousands):

Deferred Tax Assets (Liabilities)	Year ended December 31, 2016	Year ended December 31, 2015
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$479	$1,863
Net operating losses	5,507	4,131
Impairment – oil and natural gas properties	-	(1,122)
Other	438	753
Total deferred tax asset	6,424	5,625

Less valuation allowance	(6,424)	(5,625)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015. The net change in the total valuation allowance from December 31, 2015 to December 31, 2016, was an increase of $799,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2016 and 2015, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2016 and 2015.

As of December 31, 2016, the Company has federal net operating loss carryforwards of approximately $79,212,000 and $49,922,000 (subject to limitations) for federal and state tax purposes, respectively, which if not utilized, will expire beginning in 2033 and 2023, respectively, for both federal and state purposes.

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

The Company currently has tax returns open for examination by the Internal Revenue Service for all years since 2009.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(UNAUDITED)

The following supplemental unaudited information regarding PEDEVCO’s direct oil and gas activities is presented pursuant to the disclosure requirements of ASC 932.   All oil and gas operations are located in the U.S.

 (1) Capitalized costs relating to Oil and Gas Producing Activities (in thousands):

	2016	2015

Unproved oil and gas properties	$-	$-
Proved oil and gas properties	68,469	64,792
Subtotal	68,469	64,792
Accumulated depreciation, amortization and impairment	(11,074)	(6,025)
Net capitalized costs	$57,395	$58,767

(2) Costs Incurred in Oil and Gas Property Acquisition and Development Costs (in thousands):

	2016	2015
Acquisition of properties:
Proved	$3,677	$47,561
Unproved	-	-
Exploration costs	231	701
Development costs	-	-
Total	$3,908	$48,262

(3) Results of Operations for Producing Activities (in thousands):

	2016	2015
Sales	$3,968	$5,326
Production costs	(1,687)	(1,830)
Depletion, accretion and impairment	(5,080)	(6,482)
Income tax benefit	-	-
Results of operations	$(2,799)	$(2,986)

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

STXRA estimated the proved reserves for our properties by performance methods and analogy. All of the proved producing reserves attributable to producing wells and/or reservoirs were estimated by performance methods. These performance methods, such as decline curve analysis, utilized extrapolations of historical production and pressure data available through December 2016 in those cases where such data were considered to be definitive. The data utilized were furnished to STXRA by the Company or obtained from public data sources. All of the proved developed non-producing and undeveloped reserves were estimated by analogy.

Estimated Quantities of Proved Oil and Gas Reserves

	2016
	Oil	Gas
	(Mbbls)	(Mmcf)
Proved Developed Producing	391	1,199
Proved Developed Non-Producing	-	-
Total Proved Developed	391	1,199
Proved Undeveloped	2,200	9,854
Total Proved as of December 31, 2016	2,591	11,053

	2016
	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	2,431	10,252
Extensions and discoveries	-	-
Revisions of previous estimates	138	658
Purchase of minerals in place	114	742
Sales of minerals in place	-	-
Production	(92)	(599)
End of year proved reserves	2,591	11,053

Estimated Quantities of Proved Oil and Gas Reserves	2015
	Oil	Gas
	(MBbls)	(Mmcf)

Proved Developed Producing	306	901
Proved Developed Non-Producing	-	-
Total Proved Developed	306	901
Proved Undeveloped	2,125	9,351
Total Proved as of December 31, 2015	2,431	10,252

	2015
	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	6,458	15,361
Extensions and discoveries	-	-
Revisions of previous estimates	(4,025)	(6,719)
Purchase of minerals in place	1,261	5,275
Sale of minerals in place	(1,146)	(3,322)
Production	(117)	(343)
End of year proved reserves	2,431	10,252

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

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2016:

For the year ended December 31, 2016	($000's)
Future cash inflows	$123,261
Future production costs	(34,665)
Future development costs	(36,118)
Future income tax expense	-
Future net cash flows	52,478
10% annual discount	(33,324)
Standardized measure of discounted future net cash flows	$19,154

Changes in Standardized Measure of Discounted Future Cash Flows
($ 000's)
Beginning of year	$26,152
Sales and transfers of oil and gas produced, net of production costs	(2,281)
Net changes in prices and production costs	(11,753)
Extensions, discoveries, additions and improved recovery, net of related costs	-
Development costs incurred	3,662
Revisions of estimated development costs	(2,808)
Revisions of previous quantity estimates	5,088
Accretion of discount	5,858
Net change in income taxes	32,434
Purchases of reserves in place	2,279
Sales of reserves in place	-
Changes in timing and other	(39,477)
End of year	$19,154

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2015:

($ 000's)
For the year ended December 31, 2015
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