Form 10-Q
period 2017-03-31
PEDEVCO CORP
filed 2017-05-10
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☑

At May 8, 2017, there were 5,495,266 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three Months Ended March 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$559	$659
Accounts receivable	25	25
Accounts receivable – oil and gas	383	439
Prepaid expenses and other current assets	185	173
Total current assets	1,152	1,296

Oil and gas properties:
Oil and gas properties, subject to amortization, net	56,737	57,395
Oil and gas properties, not subject to amortization, net	-	-
Total oil and gas properties, net	56,737	57,395

Other assets	85	85
Investments – cost method	4	4
Total assets	$57,978	$58,780

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$359	$103
Accrued expenses	1,686	1,802
Revenue payable	514	517
Convertible notes payable – Bridge Notes, net of premiums of $113,000 and $113,000, respectively	588	588
Notes payable – Secured Promissory Notes, net of debt discount of $-0- and $50,000 respectively	-	300
Total current liabilities	3,147	3,310

Long-term liabilities:
Accrued expenses	805	589
Accrued expenses – related party	937	677
Notes payable – Secured Promissory Notes, net of debt discount of $4,135,000 and $4,600,000, respectively	29,301	27,497
Notes payable – Secured Promissory Notes – related party, net of debt discount of $2,022,000 and $2,338,000 respectively	13,965	13,319
Notes payable – Subordinated – related party	10,482	10,173
Notes payable – other	4,925	4,925
Asset retirement obligations	268	246
Total liabilities	63,830	60,736

Commitments and contingencies

Shareholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and 66,625 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 5,493,112 and 5,493,112 shares issued and outstanding, respectively	5	5
Additional paid-in capital	100,046	99,770
Accumulated deficit	(105,903)	(101,731)
Total shareholders’ deficit	(5,852)	(1,956)

Total liabilities and shareholders’ deficit	$57,978	$58,780

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2017	2016

Revenue:
Oil and gas sales	$734	$582

Operating expenses:
Lease operating costs	330	264
Exploration expense	-	117
Selling, general and administrative expense	800	1,416
Depreciation, depletion, amortization and accretion	680	1,277
Total operating expenses	1,810	3,074

Operating loss	(1,076)	(2,492)

Other income (expense):
Interest expense	(3,096)	(4,086)
Total other expense	(3,096)	(4,086)

Net loss	$(4,172)	$(6,578)

Net loss per common share:
Basic and diluted	$(0.76)	$(1.40)

Weighted average number of common shares outstanding:
Basic and diluted	5,493,112	4,685,189

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(4,172)	$(6,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	276	502
Depreciation, depletion and amortization	680	1,277
Interest expense deferred and capitalized in debt restructuring	1,652	1,490
Amortization of debt discount	831	2,194
Changes in operating assets and liabilities:
Accounts receivable	-	106
Accounts receivable - oil and gas	56	(178)
Accounts receivable - related party	-	(2)
Prepaid expenses and other current assets	(12)	(8)
Accounts payable	256	118
Accrued expenses	100	730
Accrued expenses - related parties	260	(5)
Revenue payable	(3)	(52)
Net cash used in operating activities	(76)	(406)

Cash Flows From Financing Activities:
Repayment of notes payable	(24)	-
Net cash used in financing activities	(24)	-

Net decrease in cash	(100)	(406)
Cash at beginning of period	659	1,138
Cash at end of period	$559	$732

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$109
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Issuance of restricted common stock for services upon vesting maturity	$-	$2
Acquisition of oil and gas properties for assumptions of accounts payable	$-	$3,582
Changes in estimates of asset retirement obligations	$-	$5

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO CORP. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 27, 2017, have been omitted.

The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company completed a 1-for-10 reverse split of its outstanding common stock, which took effect as of market close on April 7, 2017. All outstanding shares, options, warrants, preferred stock and other securities convertible into the Company's common stock have been retrospectively adjusted to reflect the reverse stock split as required by the terms of such securities with a proportional increase in the related share or exercise price.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp., a Nevada corporation; (iii) Pacific Energy & Rare Earth Limited, a Hong Kong company (which is currently in the process of being dissolved); (iv) Blackhawk Energy Limited, a British Virgin Islands company (which is currently in the process of being dissolved); (v) White Hawk Petroleum, LLC, a Nevada limited liability company (dissolved on November 30, 2016); (vi) Red Hawk Petroleum, LLC, a Nevada limited liability company; (vii) Pacific Energy Development MSL, LLC (owned 50% by us) (which was dissolved in September 2016) and is included in our consolidated results for the periods prior to its dissolution (“PEDCO MSL”); (viii) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with the planned reorganization transaction with Dome Energy, Inc. (“Dome Energy”), which was subsequently terminated (which was dissolved in April 2016); and (ix) White Hawk Energy, LLC, a Delaware limited liability company, formed on January 4, 2016 in connection with the contemplated reorganization transaction with GOM Holdings, LLC (“GOM”). All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2017, and December 31, 2016, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2017, approximately $273,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 63% of the Company’s total oil and gas revenues for the three months ended March 31, 2017. Sales to one customer comprised 74% of the Company’s total oil and gas revenues for the three months ended March 31, 2016. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $25,000 related to receivables from joint interest owners.

Bad Debt Expense. The Company’s ability to collect outstanding receivables is critical to its operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. The Company extends credit in the normal course of business. The Company regularly reviews outstanding receivables and when the Company determines that a party may not be able to make required payments, a charge to bad debt expense in the period of determination is made. Though the Company’s bad debts have not historically been significant, the Company could experience increased bad debt expense should a financial downturn occur.

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

The following table describes changes in our asset retirement obligations during the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016
Asset retirement obligations at January 1	$246	$189
Accretion expense	22	5
Obligations incurred for acquisition	-	19
Changes in estimates	-	(5)
Asset retirement obligations at March 31	$268	$208

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three months ended March 31, 2017 and 2016, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 406,608 and 277,034 potentially issuable shares of common stock related to options, 1,248,036 and 780,329 potentially issuable shares of common stock related to warrants and 141,980 and 130,580 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the three months ended March 31, 2017 and 2016, respectively.

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

Recently Issued Accounting Pronouncements.  In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company adopted this standard for the three months ended March 31, 2017 and the year ended December 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – GOING CONCERN

Although the Company’s senior Tranche A Notes (as defined and discussed below under “Note 8 – Notes Payable – 2016 Senior Note Restructuring”) do not mature until May 11, 2019 and all of the Company’s other debt expressly subordinated thereto due, June 11, 2019, at the earliest, with no amounts due or owing under such subordinated debt until such date, with the exception of the New MIEJ Note (as defined and discussed below under “Note 8 – Notes Payable – MIE Jurassic Energy Corporation”), which matures on March 8, 2019 and with interest accruing thru March 8, 2018 being payable on such date, the realization of the Company’s assets and satisfaction of its liabilities remains contingent on the completion of a future financing. The Company anticipates that it will need approximately $11 million in 2017 to execute its current business plan and is currently actively negotiating the necessary financing.  In the event that the Company is unable to complete the financing currently under consideration, and is otherwise unable to replace such financing on a timely basis, it would materially affect the Company’s ability to continue as a going concern.  If such financing is not completed, among other things, the Company expects that it would incur an impairment of its oil and gas properties in the range of $28 million and the Company’s ability to meet its obligations from existing cash flows would be significantly affected. If the Company would be required to seek financing from other sources, such financings may not be available or, if available, may not be on terms acceptable to the Company or its existing lenders. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its debt obligations, working capital needs, and develop its oil and gas properties to attain profitable operations. Management has concluded that there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the issue date of these financial statements.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Balance at December 31,				Balance at March 31,
	2016	Additions	Disposals	Transfers	2017
Oil and gas properties, subject to amortization	$68,306	$-	$-	$-	$68,306
Oil and gas properties, not subject to amortization	-	-	-	-	-
Asset retirement costs	163	-	-	-	163
Accumulated depreciation, depletion and impairment	(11,074)	(658)	-	-	(11,732)
Total oil and gas assets	$57,395	$(658)	$-	$-	$56,737

The depletion recorded for production on proved properties for the three months ended March 31, 2017 and 2016, amounted to $658,000 and $1,272,000, respectively.

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

The following tables summarize the allocation of the purchase price to the net assets acquired (in thousands):

Assets Acquired:
Accounts receivable – oil and gas	$793
Oil and gas properties, subject to amortization	3,587
Total assets	$4,380

Liabilities Assumed:
Accounts payable	$(4,361)
Asset retirement obligation	(19)
Total liabilities	(4,380)
Net purchase price	$-

NOTE 6 – ACCOUNTS RECEIVABLE

On November 18, 2015, when the Company assigned its interests in the eight wells to Dome Energy (as described above in Note 5), Dome Energy also agreed to pay an additional $250,000 to the Company in the event the anticipated merger was not consummated. In connection with the assignment of these well interests, Dome Energy issued a contingent promissory note to the Company, dated November 19, 2015 (the “Dome Promissory Note”), with a principal amount of $250,000, which was due to mature on December 29, 2015, upon the termination of the anticipated merger with Dome Energy. To guarantee payment of the Dome Promissory Note, Dome Energy deposited $250,000 into an escrow account. During the year ended December 31, 2016, the Company collected this receivable of $250,000 in full satisfaction of the Dome Promissory Note.

On March 24, 2015, Red Hawk and Dome Energy entered into a Service Agreement (the “Service Agreement”), pursuant to which Red Hawk agreed to provide certain human resource and accounting services to Dome Energy, of which $156,000 remained due and payable by Dome Energy to Red Hawk as of December 31, 2015. On March 29, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Dome Energy and certain of its affiliated entities, pursuant to which the Company and Dome Energy agreed to terminate and cancel the Service Agreement and settle a number of outstanding matters, with Dome Energy agreeing to pay to Red Hawk $50,000 on May 2, 2016, in full satisfaction of the amounts due under the Service Agreement, with all remaining amounts owed forgiven by Red Hawk. As of December 31, 2015, the receivable due from Dome Energy totaled $406,000. During the year ended December 31, 2016, the net receivable created by the Dome Promissory Note was reduced to $25,000 by (i) the collection of the $250,000 as described above, (ii) forgiveness by the Company of $106,000 due from Dome Energy pursuant to the Settlement Agreement, and (iii) the recording of an allowance of $25,000 as a doubtful account (which was recognized as bad debt expense in selling, general and administrative expense on the Company’s income statement). As of December 31, 2016, the $50,000 was still due from Dome to Red Hawk as a part of the Settlement Agreement. The Company recorded an allowance for doubtful accounts as of December 31, 2016 related to this outstanding amount of $25,000, as $25,000 of the $50,000 was collected in early 2017. During the three months ended March 31, 2017, the net receivable created by the Dome Promissory Note remained at $25,000 due to (i) the collection of the $25,000 in January 2017 as described above, and (ii) the reversal of the allowance of $25,000 as a doubtful account (and credited to bad debt expense in selling, general and administrative expense on the Company’s income statement) due to the collection in April 2017 of the final $25,000 that was still due (the Company no longer has recorded any allowance for doubtful accounts as of March 31, 2017).

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

The Company entered into an agreement with Golden Globe Energy (US), LLC (“GGE”) to convey 50% of our interests in Asia Sixth in connection with an acquisition transaction in March 2014.

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

In February 2015, we expanded our D-J Basin position through the acquisition of acreage from GGE (the “GGE Acquisition” and the “GGE Acquired Assets”). In connection with our GGE Acquisition, on February 23, 2015, we provided GGE a one-year option to acquire our interest in Caspian Energy for $100,000 payable upon exercise of the option recorded in prepaid expenses and other current assets. As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at December 31, 2015 was $100,000. The option provided to GGE was not exercised and expired on February 23, 2016, resulting in the Company retaining ownership of the 23,182,880 shares of Caspian Energy.

In connection with the Company’s May 2016 debt restructuring as more fully described below under “Note 8 – Notes Payable – 2016 Senior Note Restructuring”, the Company entered into a new Call Option Agreement with GGE, dated May 12, 2016 (the “GGE Option Agreement”), pursuant to which the Company provided GGE an option to purchase the 23,182,880 common shares of Caspian Energy upon payment of $100,000 by GGE to the Company at any time. The option expires on May 12, 2019, which is the maturity date of the debt evidenced by that certain Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, and May 12, 2016, issued by the Company to RJ Credit LLC (“RJC” and the “RJC Junior Note”), as described below. The $100,000 option is classified as part of other current assets as of March 31, 2017.

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

On August 28, 2015, January 29, 2016, March 7, 2016 and April 1, 2016, the Company entered into several letter agreements and amendments with certain of the holders to: (i) defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring from August 2015 through April 2016; and (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them from August 2015 to April 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued. The purpose of these deferrals was to provide the Company with temporary relief from cash requirements to focus and execute upon its contemplated business combinations.

During the three months ended March 31, 2017, there were no payments made to reduce the outstanding principal due under the Initial Notes, however, such Notes were restructured as described below.

As a result of the issuance of common and preferred shares in the acquisition of the assets from GGE in 2015, GGE became a related party of the Company.

2016 Senior Note Restructuring

Following a series of temporary payment deferrals as described above, on May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with existing lenders SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, and RJC, and new lenders BHLN-Pedco Corp. (“BHLN”) and BBLN-Pedco Corp. (“BBLN,” and together with BHLN and RJC, the “Tranche A Investors”) (the investors in the Tranche B Notes (defined below) and the Tranche A Investors, collectively, the “Lenders”), and the Agent, as agent for the Lenders. The Amended NPA amended and restated the Senior Notes held by the Investors, and the Company issued new Senior Secured Promissory Notes to each of the Investors (collectively, the “Tranche B Notes”) in a transaction that qualified as a troubled debt restructuring. RJC is also a party to the RJC Junior Note (discussed below under Notes Payable - Related Party Financings - Subordinated Note Payable Assumed).

Subsequently, certain of the Lenders transferred some or all of the principal outstanding under the New Senior Notes (as defined below) held by them and the term Lenders as used herein refers to the current holders of the New Senior Notes, as applicable.

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

●
The Company capitalized all accrued and unpaid interest under the Tranche B Notes as a term loan with an aggregate outstanding principal balance as of May 12, 2016 equal to $39,065,000 (as of March 31, 2017, the aggregate outstanding principal balance is $43,677,000). The Tranche B Notes mature on June 11, 2019 except for the Tranche B Note issued to RJC, which matures on July 11, 2019;

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

On the Closing Date, Tranche A Investors BHLN and BBLN loaned the Company their pro rata share of an aggregate of $6,422,000 (the “Initial Tranche A Funding”). The Initial Tranche A Funding net proceeds (amounting to $6,422,000 less legal fees of $127,000) were used by the Company to (i) fund approximately $5.1 million due to a third party operator for drilling and completion expenses related to the acquired working interests in eight wells from Dome Energy, (ii) pay $750,000 of the Company’s past due payables to Liberty (defined below under “Note 9 – Commitments and Contingencies” – “Other Commitments”), (iii) pay $445,000 of unpaid interest payments due to Heartland Bank under its Tranche B Note through February 29, 2016, and (iv) pay fees and expenses of $127,000.

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

In addition, subject to the terms and conditions of the Amended NPA, RJC agreed to loan $240,000 to the Company, within 30 days of the Closing Date and within 30 days of each of July 1, 2016, October 1, 2016 and January 1, 2017 (collectively, the “RJC Fundings” and collectively with the Investor Tranche A Fundings, the “Fundings”), provided that no Event of Default or Default shall exist. The aggregate amount of the RJC Fundings made by RJC under the Amended NPA shall not exceed $960,000 and any Funding repaid may not be re-borrowed. As of March 31, 2017, the Company has received no loan proceeds under this agreement, and RJC is in default of its funding obligations thereunder.

To guarantee RJC’s obligation in connection with the RJC Fundings as required under the Amended NPA, GGE entered into a Share Pledge Agreement with the Company, dated May 12, 2016 (the “GGE Pledge Agreement”), pursuant to which GGE agreed to pledge an aggregate of 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 1,000,000 shares of Company common stock), which pledged shares are subject to automatic cancellation and forfeiture based on a schedule set forth in the GGE Share Pledge Agreement, in the event RJC fails to meet each of its RJC Funding obligations pursuant to the Amended NPA. To date, RJC has not met its RJC Funding obligations under the Amended NPA and the Company is entitled to cancel and forfeit the entire 10,000 pledged shares of the Company’s Series A Convertible Preferred Stock held by GGE pursuant to the terms of the GGE Pledge Agreement, which determination to cancel shares has not been made, and which shares have not been cancelled, as of the date of this filing.

As additional consideration for the entry into the Amended NPA, the Company granted to BHLN and BBLN, warrants exercisable for an aggregate of 596,280 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3-year term, are transferrable, and are exercisable on a cashless basis at any time at $2.50 per share (as amended). The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated fair value of the Investor Warrants issued is approximately $707,000 based on the Black-Scholes option pricing model. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $636,000.

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Senior Notes, as amended. In addition, warrants exercisable for an aggregate of 34,912 shares of the Company’s common stock at an exercise price of $15.00 per share and warrants exercisable for an aggregate of 120,101 shares of the Company’s common stock at an exercise price of $7.50 per share previously granted by the Company to certain of the Lenders on September 10, 2015 in connection with prior interest payment deferrals have been amended and restated to provide that all such warrants are exercisable on a cashless basis and to include a Blocker Provision (the “Amended and Restated Warrants”).

Additionally, the Company also agreed to (a) provide to the Agent and the Investors a monthly projected general and administrative expense report (the “Projected G&A”) and a monthly comparison report of the Projected G&A provided for the preceding month, with an explanation of any variances, provided that in no event shall such variances exceed $150,000, and (b) pay to the Agent within 2 business days following the end of each calendar month all of the Company’s oil and gas revenue received by the Company during such month (the “Net Revenue Sweep”), less (i) lease operating expenses, (ii) interest payments due to Investors under the New Senior Notes, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved by the Agent (the “G&A Cap”), and (iv) preapproved extraordinary expenses (together the “Monthly Net Revenues”). Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. As of the three months ended March 31, 2017, the Company has paid $676,000 of principal under the Net Revenue Sweep, of which $24,000 was paid during the current period. The amount of interest deferred under the Tranche A and Tranche B Notes as of March 31, 2017 and December 31, 2016 equaled $1,742,000 and $1,266,000, respectively, and was accounted for on the balance sheet under long-term accrued expenses and accrued expenses - related party.

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

Other than as described above, the terms of the Amended NPA (including the covenants and obligations thereunder) are substantially the same as the March 2014 Notes Purchase Agreement described above, and the terms of the Tranche A Notes and Tranche B Notes (including the events of default, interest rates and conditions associated therewith) are substantially the same as the Senior Notes.

All debt discount amounts are amortized using the effective interest rate method. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of March 31, 2017 and December 31, 2016 was $6,157,000 and $6,988,000, respectively. Amortization of debt discount and total interest expense for the initial notes (New Senior Notes – Tranche B) was $831,000 and $1,604,000, respectively, for the three months ended March 31, 2017 and $2,194,000 and $1,477,000, respectively, for the three months ended March 31, 2016.

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

Bridge Note Financing

As of March 31, 2017, the Company had Bridge Notes with an aggregate principal amount of $475,000 remaining outstanding, plus accrued interest of $187,000 and additional payment-in-kind (“PIK”) of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into. Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price as follows:

(A)
prior to June 1, 2014, the conversion price was $21.50 per share; and

(B)
following June 1, 2014, the denominator used in the calculation described above is the greater of (i) 80% of the average of the closing price per share of the Company’s publicly-traded common stock for the five (5) trading days immediately preceding the date of the conversion notice provided by the holder; and (ii) $5.00 per share.

Additionally, each Amended Bridge Investor entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the Bridge Notes until full repayment of certain senior notes. The Subordination and Intercreditor Agreements also prohibit the Company from repaying the Bridge Notes until certain senior notes have been paid in full. The interest expense related to these notes for the three months ended March 31, 2017 and 2016 was $14,000 and $14,000, respectively.

The unamortized debt premium on the Convertible Bridge Notes as of March 31, 2017 and December 31, 2016, was $113,000.

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note with MIE Jurassic Energy Corp. (“MIEJ”), which was amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ.

In February 2015, the Company and PEDCO entered into a Settlement Agreement with MIEJ and issued a new promissory note in the amount of $4.925 million to MIEJ (the “NEW MIEJ Note”). The Settlement Agreement related to the February 2015 disposition of the Company’s interest in Condor Energy Technology, LLC, a joint venture previously owned 20% by the Company and 80% by MIEJ. As of March 31, 2017, the amount outstanding under the New MIEJ Note was $4,925,000.

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

●
The Company must make commercially reasonable best efforts to include adequate reserves or other payment provisions whereby MIEJ is paid all interest and fees accrued on the New MIEJ Note commencing as of March 8, 2017 and annually thereafter, and to allow for quarterly interest payments starting March 31, 2017 of not less than 5% per annum on the outstanding balance of the New MIEJ Note, plus a one-time payment of accrued interest (not to exceed $500,000) as of March 31, 2017; and

●
Commencing on March 8, 2017, MIEJ shall have the right to convert the balance of the New MIEJ Note into the Company’s common stock at a price equal to 80% of the average closing price per share of our stock over the then previous 60 days, subject to a minimum conversion price of $3.00 per share. MIEJ shall not be permitted to convert if the conversion would result in MIEJ holding more than 19.9% of the Company’s outstanding common stock without approval from the Company’s shareholders, which approval the Company obtained at its 2016 annual shareholder meeting held on December 28, 2016.

In the event the Senior Notes are not refinanced, restructured or extended by the Lenders, the maturity of both the New MIEJ Note and the Senior Notes may be extended to no later than March 8, 2019, without requiring the consent of MIEJ. However, (i) any such maturity extension of the New MIEJ Note will give MIEJ the right to convert the note into our common stock as described above, commencing on March 8, 2017, and (ii) such extension agreement must provide that MIEJ is paid all interest and fees accrued on the New MIEJ Note as of March 8, 2018. The New MIEJ Note may be prepaid any time without penalty.

As a result of the Company’s May 2016 senior debt restructuring pursuant to the Amended NPA (as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” – “2016 Senior Note Restructuring”), the maturity date of the New MIEJ Note has automatically been extended to March 8, 2019, and as a result of the Company’s shareholders approving the conversion terms of the MIEJ Note at the Company’s annual shareholder meeting held on December 28, 2016, MIEJ has had the Right of Conversion (described above) since March 8, 2017.

The interest expense related to this note for the three months ended March 31, 2017 and 2016 was $123,000 and $124,000, respectively, with the total cumulative interest equal to $1,108,000 through March 31, 2017.

For financial reporting purposes, MIEJ was considered a related party for all periods presented prior to the MIEJ Settlement Agreement signed in February 2015. After that date, MIEJ is no longer considered a related party.

Related Party Financings

Subordinated Note Payable Assumed

In 2015, the Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the GGE Acquired Assets (the “RJC Junior Note”). The amount outstanding on the RJC Junior Note as of March 31, 2017 and December 31, 2016 was $10,482,000 and $10,173,000, respectively. The lender under the RJC Junior Note is RJC, which is one of the lenders under the Senior Notes and is an affiliate of GGE. The note was originally due and payable on December 31, 2017, but has been extended to July 11, 2019 in connection with the May 2016 restructuring as described above. The assumed note payable is subordinate to the Senior Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000. Should the Company repay the Senior Notes or replace them with secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

The interest expense related to this note for the three months ended March 31, 2017 and 2016 was $308,000 and $276,000, respectively.

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

As of March 31, 2017 and December 31, 2016, interest deferred and capitalized since May 12, 2016, under Amendment No. 2 to the Note amounted to $1,103,000 and $794,000, respectively, and amounted to total deferred interest of $308,000 since January 1, 2017. The outstanding principal amount of the RJC Junior Note as of March 31, 2017 and December 31, 2016 was equal to $10,482,000 and $10,173,000, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Lease

In May 2016, the Company entered into a lease addendum to the original lease agreement signed in July 2012, as amended, which extends the term of the lease by an additional one year, now ending in July 2017, for its corporate office space located in Danville, California. The obligation under this one-year lease extension for the remainder of the lease through July of 2017 is $19,000.

In September 2014, the Company entered into a lease agreement for office space located in Houston, Texas, with a term of five years ending on March 1, 2020, which location served as the Company’s operations office. Effective April 1, 2016, the Company terminated this lease agreement and issued the landlord 70,000 shares of restricted common stock valued at $161,000, with no further obligations due thereunder.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 6 net acres are due to expire during the nine months remaining in 2017 (409 net acres did expire during the three months ended March 31, 2017), 561 net acres expire in 2018, 129 net acres expire in 2019, 1,288 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of March 31, 2017, the Company had fully impaired its unproved leasehold costs based on management’s revised re-leasing program.

Other Commitments

On December 18, 2015, a complaint was filed against Red Hawk, our wholly-owned subsidiary, in the District Court, County of Weld, State of Colorado (Case Number: 2015CV31079) (the “Court”), pursuant to which Liberty Oilfield Services, LLC (“Liberty”) made various claims against Red Hawk in connection with certain completion services provided by Liberty to Red Hawk in November and December 2014, and accrued in accounts payable as of December 31, 2014. The complaint alleges causes of action for foreclosure of lien, breach of contract, quantum meruit and account stated, and seeks payment of amounts allegedly owed, pre- and post-judgment interest, attorneys’ fees and court costs in connection with Red Hawk’s alleged failure to pay Liberty approximately $2.9 million in fees due for completion services provided by Liberty. On May 12, 2016, the Company and Liberty entered into a settlement agreement, pursuant to which the Company paid to Liberty $750,000 and issued 245,000 fully-vested shares of the Company’s restricted common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million. As a result of the settlement, the Company recognized a gain on settlement of payables of $1,282,000 during the year ended December 31, 2016.

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

NOTE 10 – SHAREHOLDERS’ DEFICIT

PREFERRED STOCK

At March 31, 2017, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A” preferred stock.

On February 23, 2015, the Company issued 66,625 Series A Preferred shares to GGE as part of the consideration paid for the GGE Acquired Assets. The grant date fair value of the Series A Preferred stock was $28,402,000, based on a calculation using a binomial lattice option pricing model. See Note 13 below.

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
●
voting rights on all matters, with each share having 1 vote; and
●
a conversion feature at GGE’s option which would allow the Series A Preferred stock to be converted into shares of the Company’s common stock on a 100:1 basis.

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

GGE was also subject to a lock-up provision that prohibited it from selling the shares of common stock through the public markets for less than $10 per share (on an as-converted to common stock basis) until February 23, 2016, and subject to a provision which prohibits GGE from converting shares of Series A Preferred stock if upon such conversion it would beneficially own more than 9.99% of our outstanding common stock or voting stock, subject to waiver by the Company.

On November 23, 2015, the Company lost the right to redeem any of the Series A Preferred and the holder also lost the right to force any redemption because, pursuant to the Series A Certificate of Designations, the Company did not repurchase any shares within nine months of the initial Series A issuance. Accordingly, the Series A Preferred is no longer redeemable.

As of March 31, 2017 and December 31, 2016, there were 66,625 shares of the Company’s Series A Preferred outstanding, 10,000 shares of which are now subject to cancellation and forfeiture as described further in the Notes above due to RJC’s failure to meet its RJC Funding obligations under the Amended NPA.

COMMON STOCK

At March 31, 2017, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the three months ended March 31, 2017, the Company did not issue any shares of common stock or restricted common stock.

As of March 31, 2017, there were 5,493,112 shares of common stock outstanding.

Stock-based compensation expense recorded related to the vesting of restricted stock during the three months ended March 31, 2017 and 2016 was $248,000 and $371,000, respectively. The remaining unamortized stock-based compensation expense at March 31, 2017 related to restricted stock was $353,000.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Prior to June 2005, we were known as Blast Energy Services, Inc. (“Blast”). Under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan, options to acquire 343 shares of common stock were granted and remained outstanding and exercisable as of March 31, 2017 and December 31, 2016. No new options were issued under these plans in 2017 or 2016.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016 to increase by 500,000, 300,000 and 500,000, respectively, the number of shares of common stock reserved for issuance under the Plan. A total of 1,500,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of March 31, 2017 and December 31, 2016, of which 1,102,099 shares have been issued as restricted stock, 396,700 shares are subject to issuance upon exercise of issued and outstanding options, and 1,201 remain available for future issuance as of March 31, 2017 and December 31, 2016.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of March 31, 2017 and December 31, 2016, options to purchase an aggregate of 31,014 shares of the Company’s common stock and 66,583 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

The Company did not issue any options for the three month period ending March 31, 2017.

During the three months ended March 31, 2017 and 2016, the Company recognized stock option expense of $28,000 and $131,000, respectively. The remaining amount of unamortized stock options expense at March 31, 2017, was $45,000.

The intrinsic value of outstanding and exercisable options at March 31, 2017 was $-0- and $-0-, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2016 was $-0- and $-0-, respectively.

Option activity during the three months ended March 31, 2017 was:

Weighted
Average
		Weighted	Remaining
		Average	Contract
	Number of	Exercise	Term
	Shares	Price	(# years)
Outstanding at January 1, 2017	518,723	$5.00	4.3
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-

Outstanding at March 31, 2017	518,723	$5.00	4.0

Exercisable at March 31, 2017	406,608	$5.80	3.9

Warrants

During the three months ended March 31, 2017 and 2016, the Company recognized warrant expense of $-0-. The remaining amount of unrecognized warrant expense at March 31, 2017 was $-0-.

The intrinsic value of outstanding as well as exercisable warrants at March 31, 2017 and December 31, 2016 was
$-0- and $-0-, respectively.

Warrant activity during the three months ended March 31, 2017 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2017	1,256,608	$8.00	2.4
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(8,573)	52.50	-

Outstanding at March 31, 2017	1,248,036	$7.70	2.2

Exercisable at March 31, 2017	1,248,036	$7.70	2.2

NOTE 12 – RELATED PARTY TRANSACTIONS

Note Amendments and Warrant Issuances to RJC

See Notes above for a discussion of certain amendments to the Senior Note and RJC Junior Note held by RJC.

See Notes above for a discussion of certain warrants issued to RJC by the Company in connection with the amendment of the Senior Note and RJC Junior Note held by RJC.

GGE Acquisition

As a result of the 66,625 restricted shares of the Company’s Series A Convertible Preferred Stock issued to GGE which can be converted into shares of the Company’s common stock on a 100:1 basis as described below in greater detail, and the appointment by GGE of a representative to the Company’s Board of Directors, GGE became a related party to the Company in 2015. The following table reflects the related party amounts for GGE included in the March 31, 2017 balance sheet (in thousands):

As of March 31, 2017
Accrued expenses	$937
Long-term notes payable-Secured Promissory Notes, net of discount of $2,022,000	13,965
Long notes payable-Subordinated	10,482
Total liabilities	$25,384

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of March 31, 2017 (in thousands):

	Fair Value Measurements At March 31, 2017
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

NOTE 14 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the three months ended March 31, 2017 and 2016.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Deferred income tax assets as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2017	2016
Deferred Tax Assets (Liabilities)
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$(113)	$479
Net operating losses	1,289	5,507
Impairment – oil and natural gas properties	-	-
Other	13	438
Total deferred tax asset	1,189	6,424

Less: valuation allowance	(1,189)	(6,424)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at March 31, 2017. The net change in the total valuation allowance from December 31, 2016 to March 31, 2017, was a decrease of $5,235,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2017, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor were there any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through March 31, 2017.

As of March 31, 2017, the Company had net operating loss carryforwards (“NOLs”) of approximately $82,290,000 and $49,922,000 (subject to limitations) for federal and state tax purposes. If not utilized, these losses will begin to expire beginning in 2033 and 2023, respectively, for both federal and state purposes.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company completed a 1-for-10 reverse split of its outstanding common stock, which took effect as of market close on April 7, 2017. Before the split, the Company had approximately 54.9 million shares of common stock issued and outstanding, and following the reverse split, the Company now has approximately 5.49 million shares of common stock issued and outstanding (subject to adjustment for settlement of fractional shares which were rounded up to the nearest whole share). All outstanding options, warrants, preferred stock and other securities convertible into the Company's common stock have been adjusted as a result of the reverse stock split as required by the terms of such securities with a proportional increase in the exercise price.

On April 19, 2017, the Company sold 872 shares of common stock under the At Market Issuance Sales Agreement with National Securities Corporation effective September 29, 2016, at a purchase price of $1.05 per share, for gross proceeds of $1,000, to which an underwriter’s fee of 3.0% was applied.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	contemplated combination transaction with GOM Holdings, LLC; and
●	estimated future reserves and the present value of such reserves; and plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on March 27, 2017. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, and the unaudited consolidated financial statements included in this quarterly report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 31 of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 27, 2017.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2017, above.

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

General Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of March 31, 2017, we held approximately 11,129 net D-J Basin acres located in Weld County, Colorado through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of March 31, 2017, we hold interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and currently producing, 25 gross (4.9 net) wells are non-operated and 22 wells have an after-payout interest.

We have listed below the total production volumes and total revenue net to the Company for the three months ended March 31, 2017 and 2016 attributable to our D-J Basin Asset.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Oil volume (BBL)	11,926	19,239
Gas volume (MCF)	18,432	39,612
Volume equivalent (BOE) (1)	14,998	25,841
Revenue (000’s)	$734	$582

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Strategy

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next twelve months will be focused on the development of our D-J Basin Asset. Our development plan calls for the development of approximately $11.1 million in capital expenditures in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 3.3 net wells in our D-J Basin Asset in 2017. We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through National Securities Corporation under our current “at the market offering” (of which $1.999 million remains available for issuance), and approximately $18.0 million gross available under our current senior debt facility will be sufficient to fund our drilling plans and our operations in 2017, noting that the advancement of all or any portion of the approximately $18.0 million gross available under our current senior debt facility is in the sole and absolute discretion of the senior lenders and no senior lender is obligated to fund all or any part of the requested funding.  In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2017 capital expenditures and/or repay or refinance a portion or all of our outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2018. The availability of additional borrowings under the senior debt facility is subject to the Company providing matching funds for all amounts borrowed, which additional borrowed funds may only be used to fund development costs.

Recent Developments

Reverse Stock Split

On April 7, 2017, we completed a 1-for-10 reverse stock split of our common stock, effective as of the close of business on April 7, 2017 and effective in the marketplace on April 10, 2017. The reverse stock split was done pursuant to the authorization provided by the Company’s stockholders at the Company’s December 28, 2016 annual meeting, and in order to meet the continued listing standards of the NYSE MKT. As a result of the reverse stock split, each 10 shares of outstanding common stock of the Company was combined into one new share, with no change in authorized shares or par value per share, and the number of common stock shares outstanding was reduced from approximately 54.9 million shares to approximately 5.49 million shares (prior to rounding). Fractional shares resulting from the reverse stock split have been rounded up to the nearest whole share. Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split did not affect any shareholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split would result in any shareholder owning a fractional share. Following the reverse stock split, the common stock of the Company now trades under a new CUSIP number, 70532Y 303. Except as otherwise noted, all share and per share amounts set forth in this Quarterly Report have been adjusted to reflect the 1-for-10 reverse stock split of our common stock that was effected on April 7, 2017.

At The Market Offering

On September 29, 2016, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with National Securities Corporation (“NSC”), a wholly-owned subsidiary of National Holdings Corporation (NasdaqCM:NHLD), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $2,000,000 (the “Shares”) from time to time, as the Company deems prudent, through NSC (the “Offering”). Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, NSC may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. With the Company’s prior written approval, NSC may also sell the Shares by any other method permitted by law, including in negotiated transactions. The Company may elect not to issue and sell any Shares in the Offering and the Company or NSC may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. NSC will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the NYSE MKT. The Company has agreed to pay NSC commissions for its services in acting as agent in the sale of the Shares in the amount equal to 3.0% of the gross sales price of all Shares sold pursuant to the Agreement. The Company also agreed to pay various expenses in connection with the offering, including reimbursing up to $30,000 of NSC’s legal fees, which was paid in three (3) installments as follows: (a) $10,000 on the date of the parties’ entry into the Sales Agreement, (b) $10,000 on the date that was thirty (30) days from the date of the Sales Agreement, and (c) the balance due (not to exceed $10,000) on the date that was sixty (60) days from the date of the Sales Agreement. The Company has also agreed to provide NSC with customary indemnification and contribution rights. The Company intends to use the net proceeds from the offering, if any, to fund development and for working capital and general corporate purposes, including general and administrative purposes. The Company is not obligated to make any sales of common stock under the Sales Agreement, and no assurance can be given that the Company will sell any shares under the Sales Agreement, or, if it does, as to the price or amount of Shares that it will sell, or the dates on which any such sales will take place. The Company has filed a final prospectus in connection with such offering with the SEC (as part of a Form S-3 registration statement).

On April 19, 2017, the Company sold 872 shares of common stock under the Sales Agreement and the prospectus associated therewith, at a purchase price of $1.05 per share, for an aggregate purchase price of $1,000, to which an underwriter’s fee of 3.0% was applied. No other securities have been sold under the Sales Agreement as of the date of this filing.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations and Financial Condition

All of the numbers presented below are rounded numbers and should be considered as approximate.

Comparison of the Three Months Ended March 31, 2017 with the Three Months Ended March 31, 2016

Oil and Gas Revenue. For the three months ended March 31, 2017, we generated a total of $734,000 in revenues from the sale of oil and gas, compared to $582,000 for the three months ended March 31, 2016. The increase of $152,000 was primarily due to an increase in crude oil prices, which was somewhat offset by a decline in production volume.

Lease Operating Expenses. For the three months ended March 31, 2017, lease operating expenses associated with our oil and gas properties were $330,000, compared to $264,000 for the three months ended March 31, 2016. The increase of $66,000 was primarily due to workover expenses incurred in the current period.

Exploration Expense. For the three months ended March 31, 2017, exploration expense was $-0-, compared to $117,000 for the three months ended March 31, 2016. The decrease was due to no exploration activity undertaken by the Company in the current period.

Selling, General and Administrative Expenses. For the three months ended March 31, 2017, selling, general and administrative (“SG&A”) expenses were $800,000, compared to $1,416,000 for the three months ended March 31, 2016. The decrease of $616,000 was primarily due to lower payroll due to reduced headcount and salary reductions, and lower stock compensation expense in the current period, as well as cost reductions in various areas as shown in the table below. The components of SG&A expenses are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended March 31,		Increase/
	2017	2016	(Decrease)
Payroll and related costs	$281	$551	$(270)
Stock-based compensation expense	276	502	(226)
Legal fees	24	15	9
Accounting and other professional fees	108	106	2
Insurance	27	25	2
Travel and entertainment	1	8	(7)
Bad debt expense (recovery)	(25)	106	(131)
Office rent, communications and other	108	103	5
Total selling, general and administrative expense	$800	$1,416	$(616)

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended March 31, 2017, DD&A costs were $680,000, compared to $1,277,000 for the three months ended March 31, 2016. The $597,000 decrease was primarily due to lower production volume compared to the prior year’s period.

Other Income (Expense). For the three months ended March 31, 2017, interest expense was $3,096,000, compared to $4,086,000 for the three months ended March 31, 2016. The decrease in other expense was primarily due to lower debt amortization interest expense during the three months ended March 31, 2017 compared to the prior year’s period.

Net Loss. For the three months ended March 31, 2017, net loss was $4,172,000, compared to net loss of $6,578,000 for the three months ended March 31, 2016. The decrease in net loss of $2,406,000 was primarily due to lower operating expenses and interest expense during the current period, offsetting the small increase in revenue.

Liquidity and Capital Resources

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

Subject to the availability of the additional funding, which is not currently in place and requires approval of our senior lenders in the event of a debt offering, we plan to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to approximately $11.1 million during the period from January 1, 2017 to December 31, 2017 in order to achieve our plans. We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through NSC under our current “at the market offering” (of which $1.999 million remains available for issuance), and the approximately $18.0 million available under our current senior debt facility will be sufficient to fund our drilling plans and our operations in 2017, noting that the advancement of all or any portion of the approximately $18.0 million gross available under our current senior debt facility is in the sole and absolute discretion of the senior lenders and no senior lender is obligated to fund all or any part of the requested funding. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2017 capital expenditures and/or repay or refinance a portion or all of our outstanding debt.

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

The Company maintains additional sources of liquidity including $559,000 of cash on-hand, existing receivables of $408,000, and additional financial resources from the anticipated GOM Merger (defined below). As a part of the contemplated GOM Merger, we plan to further refinance our existing debt obligations to fund the Company’s drilling plans.

As of March 31, 2017, the Company had a working capital deficit of $2.0 million. We plan to manage this working capital deficit through the use of our existing cash resources and collections of accounts receivable as well as by managing payment terms with vendors, as necessary. This deficit includes revenue held in suspense, unpaid vacation compensation, estimated 2018 taxes, PIK interest, principal and other payables that will not require payment over the next 12 months, and we believe that liabilities due within the next 12 months should be covered by our $1.2 million in current assets.

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

On April 25, 2016, the Company entered into Amendment No. 2 to the GOM Merger Agreement (the “Amendment No. 2”) with White Hawk and GOM, which further amends the GOM Merger Agreement in order to provide GOM additional time to meet certain closing conditions contemplated by the GOM Merger Agreement. Pursuant to Amendment No. 2, the parties agreed to remove the deadline for closing the merger.

In order for the Company to move forward with the GOM Merger, it is requiring that GOM improve its financial position, including pay off certain amounts of its accounts payable.

The Company and GOM continue to be parties to the GOM Merger Agreement and the Company is willing to move forward toward closing, provided that the various closing conditions associated with such transaction are satisfactorily addressed. Additionally, the Company is aware that the parent company of GOM has experienced significant liquidity problems, is currently under investigation by the U.S. Securities and Exchange Commission and the Justice Department, is currently under the control of a court-appointed liquidator that is taking steps to liquidate its assets, including the assets subject to the GOM Merger, has filed for Bankruptcy protection, and certain of its assets are also subject to separate Bankruptcy proceedings initiated by certain creditors. In addition, to the extent GOM’s assets are encumbered by debt, and such debtholders do not agree to the assumption of the debt by the Company, or to otherwise refinance or restructure such debt as needed to consummate the GOM Merger, GOM and the Company may not be able to consummate the GOM Merger. The Company waits for GOM to satisfactorily resolve these issues before it will move ahead with the contemplated transaction, and any one of these circumstances may delay the closing of the GOM Merger or prevent certain closing conditions associated therewith from occurring, which in turn could prevent the merger from closing. Due to the above, the Company is unable to estimate when, if ever, the Bankruptcy courts may approve the merger (if and as required), or the estimated timing to close such transaction.

Financial Summary

We had total current assets of $1.2 million as of March 31, 2017, including cash of $0.6 million, compared to total current assets of $1.3 million as of December 31, 2016, including a cash balance of $0.7 million.

We had total assets of $58.0 million as of March 31, 2017 compared to $58.8 million as of December 31, 2016. Included in total assets as of March 31, 2017 and December 31, 2016, were $56.7 million and $57.4 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $-0-, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $63.8 million as of March 31, 2017, including current liabilities of $3.1 million, compared to total liabilities of $60.7 million as of December 31, 2016, including current liabilities of $3.3 million.

We had negative working capital of $2.0 million, total shareholders’ deficit of $5.9 million and a total accumulated deficit of $105.9 million as of March 31, 2017, compared to negative working capital of $2.0 million, total shareholders’ deficit of $2.0 million and a total accumulated deficit of $101.7 million as of December 31, 2016.

See also the description of the Company’s accounts receivable (Note 6), Notes Payable (Note 8), and related party transactions (Note 12), as described in the footnotes to the Company’s consolidated financial statements included in Part I, Item 1, of this report, which are incorporated herein by reference.

Cash Flows From Operating Activities. We had net cash used in operating activities of $76,000 for the three months ended March 31, 2017, which was a decrease in cash used of $330,000 compared to the prior year’s period of $406,000. This decrease was primarily due to a lower net loss during the current period compared to the prior period.

Cash Flows From Investing Activities. We had no net cash used by investing activities for the three months ended March 31, 2017 or 2016.

Cash Flows From Financing Activities. We had net cash used in financing activities of $24,000 for the three months ended March 31, 2017, consisting solely of repayment of notes payable, compared to no net cash provided by financing activities for the prior year’s period.

Recently Issued Accounting Pronouncements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company adopted this standard for the three months ended March 31, 2017 and the year ended December 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2017, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on March 27, 2017, and investors are encouraged to review such risk factors in the Form 10-K, prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-3 (Reg. No. 333-214415) in connection with the potential sale by us of up to $100 million in securities (common stock, preferred stock, warrants and units) was declared effective by the Securities and Exchange Commission on January 17, 2017.

On September 29, 2016, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with National Securities Corporation (“NSC”), a wholly-owned subsidiary of National Holdings Corporation (NasdaqCM:NHLD), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $2,000,000 (the “Shares”) from time to time, as the Company deems prudent, through NSC (the “Offering”). Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, NSC may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act.

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

The Company has agreed to pay NSC commissions for its services in acting as agent in the sale of the Shares in the amount equal to 3.0% of the gross sales price of all Shares sold pursuant to the Agreement. The Company also paid various expenses in connection with the offering, including reimbursing $30,000 of NSC’s legal fees, which was paid in three (3) installments as follows: (a) $10,000 on the date of the parties’ entry into the Sales Agreement, (b) $10,000 on the date that was thirty (30) days from the date of the Sales Agreement, and (c) the balance due (not to exceed $10,000) on the date that was sixty (60) days from the date of the Sales Agreement. The Company has also agreed to provide NSC with customary indemnification and contribution rights.

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

The Company has filed a final prospectus in connection with such offering with the SEC (as part of the Form S-3 registration statement).

On April 19, 2017, the Company sold 872 shares of common stock under the Sales Agreement and the prospectus associated therewith, at a purchase price of $1.05 per share, for an aggregate purchase price of $1,000, to which an underwriter’s fee of 3.0% was applied.

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

PEDEVCO Corp.

May 10, 2017	By:	/s/ Michael L. Peterson
Michael L. Peterson
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 10, 2017	By:	/s/ Gregory L. Overholtzer
Gregory L. Overholtzer
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date	File Number
3.1	Certificate of Amendment to Certificate of Formation (1-for-10 Reverse Stock Split of Common Stock)	8-K	3.1	March 27, 2017	001-35922
10.1	At Market Issuance Sales Agreement, dated September 29, 2016, by and among PEDEVCO CORP. and National Securities Corporation	8-K	1.1	September 29, 2016	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.