Form 10-Q
period 2017-06-30
PEDEVCO CORP
filed 2017-08-10
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

At August 8, 2017, there were 6,084,729 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and Six Months Ended June 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$891	$659
Accounts receivable	-	25
Accounts receivable – oil and gas	416	439
Prepaid expenses and other current assets	110	173
Total current assets	1,417	1,296

Oil and gas properties:
Oil and gas properties, subject to amortization, net	55,874	57,395
Total oil and gas properties, net	55,874	57,395

Other assets	85	85
Investments – cost method	4	4
Total assets	$57,380	$58,780

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$80	$103
Accrued expenses	1,906	1,802
Revenue payable	524	517
Convertible notes payable – Bridge Notes, net of premiums of $113,000 and $113,000, respectively	588	588
Notes payable – Secured Promissory Notes, net of debt discount of $-0- and $50,000, respectively	-	300
Total current liabilities	3,098	3,310

Long-term liabilities:
Accrued expenses	1,022	589
Accrued expenses – related party	1,201	677
Notes payable – Secured Promissory Notes, net of debt discount of $3,625,000 and $4,600,000, respectively	30,868	27,497
Notes payable – Secured Promissory Notes – related party, net of debt discount of $1,720,000 and $2,338,000, respectively	14,615	13,319
Notes payable – Subordinated – related party	10,803	10,173
Notes payable – other	4,925	4,925
Asset retirement obligations	278	246
Total liabilities	66,810	60,736

Commitments and contingencies

Shareholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and 66,625 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 6,044,729 and 5,493,112 shares issued and outstanding, respectively	6	5
Additional paid-in capital	100,781	99,770
Accumulated deficit	(110,217)	(101,731)
Total shareholders’ deficit	(9,430)	(1,956)

Total liabilities and shareholders’ deficit	$57,380	$58,780

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2017	2016	2017	2016
Oil and gas sales	$812	$1,203	$1,546	$1,785

Operating expenses:
Lease operating costs	397	414	727	678
Exploration expense	-	86	-	203
Selling, general and administrative expense	694	1,305	1,494	2,721
Depreciation, depletion, amortization and accretion	873	522	1,553	1,799
Gain on settlement of payables	-	(1,282)	-	(1,282)
Total operating expenses	1,964	1,045	3,774	4,119

Operating income (loss)	(1,152)	158	(2,228)	(2,334)

Other income (expense):
Interest expense	(3,162)	(3,592)	(6,258)	(7,678)
Total other expense	(3,162)	(3,592)	(6,258)	(7,678)

Net loss	$(4,314)	$(3,434)	$(8,486)	$(10,012)

Net loss per common share:
Basic and diluted	$(0.76)	$(0.71)	$(1.52)	$(2.10)

Weighted average number of common shares outstanding:
Basic and diluted	5,687,690	4,870,573	5,590,938	4,777,881

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(8,486)	$(10,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	517	1,226
Depreciation, depletion and amortization	1,553	1,799
Interest expense deferred and capitalized in debt restructuring	3,384	3,690
Gain on settlement of payables	-	(1,282)
Amortization of debt discount	1,643	3,756
Changes in operating assets and liabilities:
Accounts receivable	25	406
Accounts receivable - oil and gas	23	180
Accounts receivable - related party	-	(2)
Prepaid expenses and other current assets	63	(30)
Accounts payable	(23)	(3,209)
Accrued expenses	537	(3,104)
Accrued expenses - related parties	524	(42)
Revenue payable	7	(13)
Net cash used in operating activities	(233)	(6,637)

Cash Flows From Investing Activities:
Cash paid for drilling costs	-	(64)
Net cash used in investing activities	-	(64)

Cash Flows From Financing Activities:
Proceeds from notes payable, net of offering costs	-	6,295
Repayment of notes payable	(30)	-
Cash paid for stock repurchase and retirement	-	(74)
Proceeds from issuance of common stock, net of issuance costs	495	-
Net provided by financing activities	465	6,221

Net increase (decrease) in cash	232	(480)
Cash at beginning of period	659	1,138
Cash at end of period	$891	$658

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$553
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Issuance of restricted common stock for services upon vesting maturity	$-	$2
Accrual of costs for oil and gas properties by assumption of payables	$-	$8
Changes in estimates of asset retirement obligations	$1	$9
Acquisition of oil and gas properties	$-	$3,587
Issuance of shares for Liberty settlement of payables	$-	$588
Debt discount for warrants from Tranche A debt	$-	$599

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO CORP. (“PEDEVCO” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 27, 2017, have been omitted.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp. (“PEDCO”), a Nevada corporation; (iii) Pacific Energy & Rare Earth Limited, a Hong Kong company (which is currently in the process of being dissolved); (iv) Blackhawk Energy Limited, a British Virgin Islands company (which is currently in the process of being dissolved); (v) White Hawk Petroleum, LLC, a Nevada limited liability company (dissolved on November 30, 2016); (vi) Red Hawk Petroleum, LLC, a Nevada limited liability company; (vii) Pacific Energy Development MSL, LLC (owned 50% by us) (which was dissolved in September 2016) and is included in our consolidated results for the periods prior to its dissolution (“PEDCO MSL”); (viii) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with the planned reorganization transaction with Dome Energy, Inc. (“Dome Energy”), which was subsequently terminated (which was dissolved in April 2016); and (ix) White Hawk Energy, LLC, a Delaware limited liability company, formed on January 4, 2016 in connection with the contemplated reorganization transaction with GOM Holdings, LLC (“GOM”), which reorganization transaction has since been terminated. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2017, and December 31, 2016, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2017, approximately $391,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 56% of the Company’s total oil and gas revenues for the six months ended June 30, 2017. Sales to one customer comprised 58% of the Company’s total oil and gas revenues for the six months ended June 30, 2016. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $-0- related to receivables from joint interest owners.

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

The following table describes changes in our asset retirement obligations during the six months ended June 30, 2017 and 2016 (in thousands):

	2017	2016
Asset retirement obligations at January 1	$246	$189
Accretion expense	33	14
Obligations incurred for acquisition	-	19
Changes in estimates	(1)	(9)
Asset retirement obligations at June 30	$278	$213

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the six months ended June 30, 2017 and 2016, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 451,614 and 342,734 potentially issuable shares of common stock related to options, 1,248,045 and 1,376,609 potentially issuable shares of common stock related to warrants and 144,822 and 133,422 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the six months ended June 30, 2017 and 2016, respectively.

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

Recently Issued Accounting Pronouncements.  In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company adopted this standard for the six months ended June 30, 2017 and the year ended December 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company has evaluated the adoption of the standard and due to the nature of the Company’s oil and gas revenue agreements method there will be no impact of the standard on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which would be adopted for interim and annual reporting periods beginning after December 15, 2017.   The Company has evaluated the adoption of the standard and due to the nature of the Company’s oil and gas revenue agreements method there will be no impact of the standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has evaluated the adoption of the standard and due to only one operating lease currently in place there will be minimal impact of the standard on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted.   The Company has evaluated the adoption of the standard and due to the nature of the Company’s employee share-based payments there will be no impact of the standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – GOING CONCERN

Although the Company’s senior Tranche A Notes (as defined and discussed below under “Note 8 – Notes Payable – 2016 Senior Note Restructuring”) do not mature until May 11, 2019 and all of the Company’s other debt expressly subordinated thereto due, June 11, 2019, at the earliest, with no amounts due or owing under such subordinated debt until such date, with the exception of the New MIEJ Note (as defined and discussed below under “Note 8 – Notes Payable – MIE Jurassic Energy Corporation”), which matures on March 8, 2019 and with interest accruing thru March 8, 2018 being payable on such date, the realization of the Company’s assets and satisfaction of its liabilities remains contingent on the completion of a future financing. The Company anticipates that it will need approximately $11 million in 2017 to execute its current business plan and is currently actively negotiating the necessary financing.  In the event that the Company is unable to complete the financing currently under consideration, and is otherwise unable to replace such financing on a timely basis, it would materially affect the Company’s ability to continue as a going concern.  If such financing is not completed, among other things, the Company expects that it would incur an impairment of its oil and gas properties in the range of $27 million and the Company’s ability to meet its obligations from existing cash flows would be significantly affected. If the Company would be required to seek financing from other sources, such financings may not be available or, if available, may not be on terms acceptable to the Company or its existing lenders. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its debt obligations, working capital needs, and develop its oil and gas properties to attain profitable operations. Management has concluded that there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Balance at December 31,				Balance at June 30,
	2016	Additions	Disposals	Transfers	2017
Oil and gas properties, subject to amortization	$68,306		$-	$-	$68,306
Oil and gas properties, not subject to amortization	-	-	-	-	-
Asset retirement costs	163	(1)	-	-	162
Accumulated depreciation, depletion and impairment	(11,074)	(1,520)	-	-	(12,594)
Total oil and gas assets	$57,395	$(1,521)	$-	$-	$55,874

The depletion recorded for production on proved properties for the three and six months ended June 30, 2017 and 2016, amounted to $862,000 compared to $513,000 and $1,520,000 compared to $1,785,000, respectively.

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

On March 24, 2015, Red Hawk and Dome Energy entered into a Service Agreement, pursuant to which Red Hawk agreed to provide certain human resource and accounting services to Dome Energy, of which $156,000 remained due and payable by Dome Energy to Red Hawk as of December 31, 2015. On March 29, 2016, the Company entered into a Settlement Agreement with Dome Energy and certain of its affiliated entities, pursuant to which the Company and Dome Energy agreed to terminate and cancel the Service Agreement and settle a number of outstanding matters, with Dome Energy agreeing to pay to Red Hawk $50,000 on May 2, 2016, in full satisfaction of the amounts due under the Service Agreement, with all remaining amounts owed forgiven by Red Hawk. As of December 31, 2015, the receivable due from Dome Energy totaled $406,000. During the year ended December 31, 2016, the net receivable created by the Dome Promissory Note was reduced to $25,000 by (i) the collection of the $250,000 as described above, (ii) forgiveness by the Company of $106,000 due from Dome Energy pursuant to the Settlement Agreement, and (iii) the recording of an allowance of $25,000 as a doubtful account (which was recognized as bad debt expense in selling, general and administrative expense on the Company’s income statement). As of December 31, 2016, the $50,000 was still due from Dome to Red Hawk as a part of the Settlement Agreement. The Company recorded an allowance for doubtful accounts as of December 31, 2016 of $25,000 related to this outstanding amount, as $25,000 of the $50,000 was collected in early 2017. During the three months ended March 31, 2017, the net receivable created by the Dome Promissory Note was equal to $25,000 due to (i) the collection of the $25,000 in January 2017, and (ii) the reversal of the allowance of $25,000 as a doubtful account (and credited to bad debt expense in selling, general and administrative expense on the Company’s income statement) due to the collection in April 2017 of the final $25,000 that had been due (the Company had no allowance for doubtful accounts as of March 31, 2017). As of June 30, 2017, the net receivable created by the Dome Promissory Note was $-0-, due to the collection of the $25,000 in April 2017 that represented the final amount due.

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

In connection with the Company’s May 2016 debt restructuring as more fully described below under “Note 8 – Notes Payable – 2016 Senior Note Restructuring”, the Company entered into a new Call Option Agreement with GGE, dated May 12, 2016 (the “GGE Option Agreement”), pursuant to which the Company provided GGE an option to purchase the 23,182,880 common shares of Caspian Energy upon payment of $100,000 by GGE to the Company at any time. The option expires on May 12, 2019, which is the maturity date of the debt evidenced by that certain Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, and May 12, 2016, issued by the Company to RJ Credit LLC (“RJC” and the “RJC Junior Note”), as described below. The $100,000 option is classified as part of other current assets as of June 30, 2017.

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

During the three and six months ended June 30, 2017, there were no payments made to reduce the outstanding principal due under the Initial Notes, however, such Notes were restructured as described below.

2016 Senior Note Restructuring

Following a series of temporary payment deferrals as described above, on May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with existing lenders SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, and RJC, and new lenders BHLN-Pedco Corp. (“BHLN”) and BBLN-Pedco Corp. (“BBLN,” and together with BHLN and RJC, the “Tranche A Investors”) (the investors in the Tranche B Notes (defined below) and the Tranche A Investors, collectively, the “Lenders”), and the Agent, as agent for the Lenders. The Amended NPA amended and restated the Senior Notes held by the Investors, and the Company issued new Senior Secured Promissory Notes to each of the Investors (collectively, the “Tranche B Notes”) in a transaction that qualified as a troubled debt restructuring. RJC is also a party to the RJC Junior Note (discussed below under "Notes Payable - Related Party Financings - Subordinated Note Payable Assumed”).

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

●
The Company capitalized all accrued and unpaid interest under the Tranche B Notes as a term loan with an aggregate outstanding principal balance as of May 12, 2016 equal to $39,065,000 (as of June 30, 2017, the aggregate outstanding principal balance is $45,087,000). The Tranche B Notes mature on June 11, 2019 except for the Tranche B Note issued to RJC, which matures on July 11, 2019;

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

The Tranche A Notes are substantially similar to the Tranche B Notes, except that such notes are senior to the Tranche B Notes, accrue interest until maturity and have priority to the payment of Monthly Net Revenues as discussed below. Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. As of June 30, 2017, the Company has paid $682,000 of principal under the Net Revenue Sweep, of which $30,000 was paid during the current six month period.

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

In addition, subject to the terms and conditions of the Amended NPA, RJC agreed to loan $240,000 to the Company, within 30 days of the Closing Date and within 30 days of each of July 1, 2016, October 1, 2016 and January 1, 2017 (collectively, the “RJC Fundings” and collectively with the Investor Tranche A Fundings, the “Fundings”), provided that no Event of Default or Default shall exist. The aggregate amount of the RJC Fundings made by RJC under the Amended NPA shall not exceed $960,000 and any Funding repaid may not be re-borrowed. As of June 30, 2017, the Company has received no loan proceeds under this agreement, and RJC is in default of its funding obligations thereunder.

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

Additionally, the Company also agreed to (a) provide to the Agent and the Investors a monthly projected general and administrative expense report (the “Projected G&A”) and a monthly comparison report of the Projected G&A provided for the preceding month, with an explanation of any variances, provided that in no event shall such variances exceed $150,000, and (b) pay to the Agent within 2 business days following the end of each calendar month all of the Company’s oil and gas revenue received by the Company during such month (the “Net Revenue Sweep”), less (i) lease operating expenses, (ii) interest payments due to Investors under the New Senior Notes, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved by the Agent (the “G&A Cap”), and (iv) preapproved extraordinary expenses (together the “Monthly Net Revenues”). Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. As of June 30, 2017, the Company has paid $682,000 of principal under the Net Revenue Sweep, of which $30,000 was paid during the current six month period. The amount of interest deferred under the Tranche A and Tranche B Notes as of June 30, 2017 and December 31, 2016, equaled $2,223,000 and $1,266,000, respectively, and was accounted for on the balance sheet under long-term accrued expenses and accrued expenses - related party.

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

All debt discount amounts are amortized using the effective interest rate method. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of June 30, 2017 and December 31, 2016 was $5,345,000 and $6,988,000, respectively. Amortization of debt discount and total interest expense for the initial notes (New Senior Notes – Trance A and Tranche B) was $1,643,000 and $3,278,000, respectively, for the six months ended June 30, 2017 and $3,756,000 and $3,646,000, respectively, for the six months ended June 30, 2016.

Amortization of debt discount and total interest expense for the initial notes (New Senior Notes – Tranche B) was $812,000 and $1,674,000, respectively, for the three months ended June 30, 2017 and was $1,562,000 and $2,169,000, respectively, for the three months ended June 30, 2016.

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

Bridge Note Financing

As of June 30, 2017, the Company had Bridge Notes with an aggregate principal amount of $475,000 remaining outstanding, plus accrued interest of $202,000 and additional payment-in-kind (“PIK”) of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into. Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price as follows:

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

Additionally, each Amended Bridge Investor entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the Bridge Notes until full repayment of certain senior notes. The Subordination and Intercreditor Agreements also prohibit the Company from repaying the Bridge Notes until certain senior notes have been paid in full. The interest expense related to these notes for the three and six months ended June 30 , 2017 and 2016 was $14,000 compared to $14,000 and $28,000 compared to $28,000, respectively.

The unamortized debt premium on the Convertible Bridge Notes as of June 30, 2017 and December 31, 2016, was $113,000.

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note with MIE Jurassic Energy Corp. (“MIEJ”), which was amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ.

In February 2015, the Company and PEDCO entered into a Settlement Agreement with MIEJ and issued a new promissory note in the amount of $4.925 million to MIEJ (the “NEW MIEJ Note”). The Settlement Agreement related to the February 2015 disposition of the Company’s interest in Condor Energy Technology, LLC, a joint venture previously owned 20% by the Company and 80% by MIEJ. As of June 30, 2017, the amount outstanding under the New MIEJ Note was $4,925,000.

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

The interest expense related to this note for the three and six months ended June 30, 2017 and 2016 was $123,000 compared to $124,000 and $246,000 compared to $248,000, respectively, with the total cumulative interest equal to $1,231,000 through June 30, 2017.

For financial reporting purposes, MIEJ was considered a related party for all periods presented prior to the MIEJ Settlement Agreement signed in February 2015. After that date, MIEJ is no longer considered a related party.

Related Party Financings

Subordinated Note Payable Assumed

In 2015, the Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the GGE Acquired Assets (the “RJC Junior Note”). The amount outstanding on the RJC Junior Note as of June 30, 2017 and December 31, 2016 was $10,803,000 and $10,173,000, respectively. The lender under the RJC Junior Note is RJC, which is one of the lenders under the Senior Notes and is an affiliate of GGE. The note was originally due and payable on December 31, 2017, but has been extended to July 11, 2019 in connection with the May 2016 restructuring as described above. The assumed note payable is subordinate to the Senior Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000. Should the Company repay the Senior Notes or replace them with secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

The interest expense related to this note for the three and six months ended June 30, 2017 and 2016 was $322,000 compared to $285,000 and $630,000 compared to $561,000, respectively.

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

As of June 30, 2017 and December 31, 2016, interest deferred and capitalized since May 12, 2016 under Amendment No. 2 to the Note amounted to $1,424,000 and $794,000, respectively, and amounted to total deferred interest of $630,000 since January 1, 2017. The outstanding principal amount of the RJC Junior Note as of June 30, 2017 and December 31, 2016 was equal to $10,803,000 and $10,173,000, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Lease

In June 2017, the Company entered into a second lease addendum to the original lease agreement signed in July 2012 and the first lease addendum signed in May 2016, as amended, which extends the term of the lease by an additional one year, now ending in July 2018, for its corporate office space located in Danville, California. The obligation under this one-year lease extension for the remainder of the lease through July 2018 is $58,000.

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

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 6 net acres are due to expire during the six months remaining in 2017 (409 net acres did expire during the six months ended June 30, 2017), 561 net acres expire in 2018, 129 net acres expire in 2019, 1,288 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of June 30, 2017, the Company had fully impaired its unproved leasehold costs based on management’s revised re-leasing program.

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

NOTE 10 – SHAREHOLDERS’ DEFICIT

PREFERRED STOCK

At June 30, 2017, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A” preferred stock.

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

As of June 30, 2017 and December 31, 2016, there were 66,625 shares of the Company’s Series A Preferred outstanding, 10,000 shares of which are now subject to cancellation and forfeiture as described further in the Notes above due to RJC’s failure to meet its RJC Funding obligations under the Amended NPA.

COMMON STOCK

At June 30, 2017, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

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

During the six months ended June 30, 2017, the Company issued a total of 550,335 shares of common stock under the At Market Issuance Sales Agreement with National Securities Corporation effective September 29, 2016 for gross proceeds of $587,000 and proceeds net of all issuance costs equal to $495,000.

As of June 30, 2017, there were 6,044,729 shares of common stock outstanding.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three and six months ended June 30, 2017 and 2016 was $214,000 compared to $438,000 and $462,000 compared to $809,000, respectively. The remaining unamortized stock-based compensation expense at June 30, 2017 related to restricted stock was $139,000.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Prior to June 2005, we were known as Blast Energy Services, Inc. (“Blast”). Under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan, options to acquire 343 shares of common stock were granted and remained outstanding and exercisable as of June 30, 2017 and December 31, 2016. No new options were issued under these plans in 2017 or 2016.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016 to increase by 500,000, 300,000 and 500,000, respectively, the number of shares of common stock reserved for issuance under the Plan. A total of 1,500,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of June 30, 2017 and December 31, 2016, of which 1,102,099 shares have been issued as restricted stock, 396,700 shares are subject to issuance upon exercise of issued and outstanding options, and 1,201 remain available for future issuance as of June 30, 2017 and December 31, 2016.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and PEDCO pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of June 30, 2017 and December 31, 2016, options to purchase an aggregate of 31,014 shares of the Company’s common stock and 66,583 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

The Company did not grant any options during the six-month period ending June 30, 2017.

During the three and six months ended June 30, 2017 and 2016, the Company recognized stock option expense of $27,000 compared to $125,000 and $55,000 compared to $256,000, respectively. The remaining amount of unamortized stock options expense at June 30, 2017, was $17,000.

The intrinsic value of outstanding and exercisable options at June 30, 2017 was $-0-.

The intrinsic value of outstanding and exercisable options at December 31, 2016 was $-0-.

Option activity during the six months ended June 30, 2017 was:

Weighted
Average
		Weighted	Remaining
		Average	Contract
	Number of	Exercise	Term
	Shares	Price	(# years)
Outstanding at January 1, 2017	518,727	$5.00	4.3
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-

Outstanding at June 30, 2017	518,727	$5.00	3.8

Exercisable at June 30, 2017	451,614	$5.38	3.7

Warrants

During the three and six months ended June 30, 2017 and 2016, the Company recognized warrant expense of $-0-. The remaining amount of unrecognized warrant expense at June 30, 2017 was $-0-.

The intrinsic value of outstanding as well as exercisable warrants at June 30, 2017 and December 31, 2016 was
$-0- and $-0-, respectively.

Warrant activity during the six months ended June 30, 2017 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2017	1,256,618	$8.00	2.4
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(8,573)	52.50	-

Outstanding at June 30, 2017	1,248,045	$7.70	1.9

Exercisable at June 30, 2017	1,248,045	$7.70	1.9

NOTE 12 – RELATED PARTY TRANSACTIONS

Note Amendments and Warrant Issuances to RJC

See Note 8 above for a discussion of certain amendments to the Senior Note and RJC Junior Note held by RJC.

See Note 8 above for a discussion of certain warrants issued to RJC by the Company in connection with the amendment of the Senior Note and RJC Junior Note held by RJC.

GGE Acquisition

As a result of the 66,625 restricted shares of the Company’s Series A Convertible Preferred Stock issued to GGE which can be converted into shares of the Company’s common stock on a 100:1 basis as described below in greater detail, and the appointment by GGE of a representative to the Company’s Board of Directors, GGE became a related party to the Company in 2015. The following table reflects the related party amounts for GGE included in the June 30, 2017 balance sheet (in thousands):

As of June 30, 2017
Accrued expenses	$1,201
Long-term notes payable - Secured Promissory Notes, net of discount of $1,720,000	14,615
Long notes payable – Subordinated	10,803
Total liabilities	$26,619

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of June 30, 2017 (in thousands):

	Fair Value Measurements At June 30, 2017
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

NOTE 14 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the six months ended June 30, 2017 and 2016.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Deferred income tax assets as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2017	2016
Deferred Tax Assets (Liabilities)
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$(255)	$479
Net operating losses	2,839	5,507
Impairment – oil and natural gas properties	-	-
Other	27	438
Total deferred tax asset	2,611	6,424

Less: valuation allowance	(2,611)	(6,424)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at June 30, 2017. The net change in the total valuation allowance from December 31, 2016 to June 30, 2017 was a decrease of $3,813,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2017, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor were there any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through June 30, 2017.

As of June 30, 2017, the Company had net operating loss carryforwards (“NOLs”) of approximately $82,290,000 and $49,922,000 (subject to limitations) for federal and state tax purposes. If not utilized, these losses will begin to expire beginning in 2033 and 2023, respectively, for both federal and state purposes.

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

NOTE 15 – SUBSEQUENT EVENTS

On July 24, 2017, the Company sold 40,000 shares of common stock under the At Market Issuance Sales Agreement with National Securities Corporation effective September 29, 2016, at a purchase price of $0.90 per share, for gross proceeds of $36,000, to which an underwriter’s fee of 3.0% was applied.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	future acquisitions and combinations;
●	planned debt conversions and equity investment transactions; and
●	estimated future reserves and the present value of such reserves; and plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended June 30, 2017, above.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “PEDEVCO” and “PEDEVCO Corp.” refer specifically to PEDEVCO Corp. and its wholly and majority-owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

           ●           “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
           ●           “SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
           ●           “Securities Act” refers to the Securities Act of 1933, as amended.

General Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of March 31, 2017, we held approximately 11,129 net D-J Basin acres located in Weld County, Colorado through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of June 30, 2017, we hold interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and currently producing, 25 gross (4.9 net) wells are non-operated and 22 wells have an after-payout interest.

We have listed below the total production volumes and total revenue net to the Company for the three and six months ended June 30, 2017 and 2016 attributable to our D-J Basin Asset.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Oil volume (BBL)	14,296	29,167
Gas volume (MCF)	36,747	56,973
Volume equivalent (BOE) (1)	20,421	38,663
Revenue (000’s)	$812	$1,203

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Oil volume (BBL)	26,222	48,405
Gas volume (MCF)	55,179	83,215
Volume equivalent (BOE) (1)	35,419	62,274
Revenue (000’s)	$1,546	$1,785

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Strategy

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next twelve months will be focused on the development of our D-J Basin Asset. Our development plan calls for the development of approximately $11.1 million in capital expenditures in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 3.3 net wells in our D-J Basin Asset in 2017. We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through National Securities Corporation under our current “at the market offering” (of which $1.359 million remains available for issuance, subject to limitation under applicable SEC rules), and approximately $18.0 million gross available under our current senior debt facility will be sufficient to fund our drilling plans and our operations in 2017, noting that the advancement of all or any portion of the approximately $18.0 million gross available under our current senior debt facility is in the sole and absolute discretion of the senior lenders and no senior lender is obligated to fund all or any part of the requested funding.  In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2017 capital expenditures and/or repay or refinance a portion or all of our outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2018.

Recent Developments

Termination of GOM Merger and Pursuit of New Debt Conversion and Equity Investment Transaction

On June 22, 2017, we terminated our then pending merger with GOM Holdings, LLC (“GOM”), in order to pursue an alternative transaction with a Hong Kong-based investor group as contemplated pursuant to a non-binding term sheet entered into by us and the investor group (the “Debt Conversion and Equity Investment Transaction”), which term sheet includes a binding 90-day no-shop period expiring in late August 2017, during which time we are prohibited from discussing or pursuing the merger with GOM, while the parties conduct in-depth due diligence on one another, prepare definitive documentation, and move to closing. The merger with GOM was originally contemplated by that certain Agreement and Plan of Merger and Reorganization (the “GOM Merger Agreement”) with White Hawk Energy, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and GOM, dated December 29, 2015, as amended. We have no further obligations or termination liabilities due or owing to GOM under the GOM Merger Agreement as a result of the termination of the transactions contemplated thereunder.

On July 18, 2017, we announced that we successfully completed the investor’s asset due diligence stage which was conducted by Netherland Sewell & Associates, and were moving into corporate and financial due diligence and the drafting of the definitive investment documents with a view to closing the equity investment concurrent with the restructuring of our debt no later than August 31, 2017.

The planned Debt Conversion and Equity Investment Transaction calls for substantially all of our fixed debt, except for the approximately $6 million senior secured position that matures May 2019 (which is contemplated to be modified to have more favorable terms to the Company), to convert into 75% of the equity of the Company, followed by an equity investment of $12 million to be made by the new investor for approximately 51% of the common stock of the Company. The result would be a company with only approximately $6 million in debt and an estimated $70 million in assets, including $12 million in cash. If the transaction is consummated as planned, we would immediately increase our stockholders’ equity by approximately $70 million, remove most of the debt burden on the Company, and provide the development capital needed to execute the development plan of our current key assets. Assuming the closing of these transactions, we believe the Company would emerge properly capitalized and positioned to initially grow through execution of our development plan, including increasing cash flow, and then plan to seek to expand through accretive acquisitions of oil and gas properties and operating companies, funding permitted.

The Company has not yet entered into binding definitive agreements, and the contemplated transaction remains subject to corporate and financial due diligence, completion of documentation, NYSE American approval, and final sign-off by the Company’s lenders, and may not be consummated on terms and conditions acceptable to the Company, its lenders and the investor, if at all.

Reverse Stock Split

On April 7, 2017, we completed a 1-for-10 reverse stock split of our common stock, effective as of the close of business on April 7, 2017 and effective in the marketplace on April 10, 2017. The reverse stock split was done pursuant to the authorization provided by the Company’s stockholders at the Company’s December 28, 2016 annual meeting, and in order to meet the continued listing standards of the NYSE American. As a result of the reverse stock split, each 10 shares of outstanding common stock of the Company was combined into one new share, with no change in authorized shares or par value per share, and the number of common stock shares outstanding was reduced from approximately 54.9 million shares to approximately 5.49 million shares (prior to rounding). Fractional shares resulting from the reverse stock split have been rounded up to the nearest whole share. Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split did not affect any shareholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split would result in any shareholder owning a fractional share. Following the reverse stock split, the common stock of the Company now trades under a new CUSIP number, 70532Y 303. Except as otherwise noted, all share and per share amounts set forth in this Quarterly Report have been adjusted to reflect the 1-for-10 reverse stock split of our common stock that was effected on April 7, 2017.

At The Market Offering

On September 29, 2016, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with National Securities Corporation (“NSC”), a wholly-owned subsidiary of National Holdings Corporation (NasdaqCM:NHLD), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $2,000,000 (the “Shares”) from time to time, as the Company deems prudent, through NSC (the “Offering”), with the maximum shares of common stock issuable in the Offering further subject to limitation pursuant to General Instruction I.B.6 of Form S-3, which limits us, until such time, if ever, as our public float exceeds $75 million, from selling securities in a public primary offering under Form S-3 with a value exceeding more than one-third of the aggregate market value of the common stock held by non-affiliates of the Company every twelve months (the so-called “Baby Shelf Rules”). Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, NSC may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. With the Company’s prior written approval, NSC may also sell the Shares by any other method permitted by law, including in negotiated transactions. The Company may elect not to issue and sell any Shares in the Offering (other than those sold to date as described below) and the Company or NSC may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. NSC will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the NYSE American. The Company has agreed to pay NSC commissions for its services in acting as agent in the sale of the Shares in the amount equal to 3.0% of the gross sales price of all Shares sold pursuant to the Agreement. The Company also agreed to pay various expenses in connection with the offering, including reimbursing $30,000 of NSC’s legal fees, which has been paid to date. The Company has also agreed to provide NSC with customary indemnification and contribution rights. The Company intends to use the net proceeds from the offering, if any, to fund development and for working capital and general corporate purposes, including general and administrative purposes. The Company is not obligated to make any sales of common stock under the Sales Agreement, and no assurance can be given that the Company will sell any additional shares under the Sales Agreement, or, if it does, as to the price or amount of Shares that it will sell, or the dates on which any such sales will take place. The Company has filed a final prospectus in connection with such offering with the SEC (as part of a Form S-3 registration statement).

On April 24, 2017, the Company sold 872 shares of common stock under the Sales Agreement and the prospectus associated therewith, at a purchase price of approximately $1.05 per share, for an aggregate purchase price of $1,000, to which an underwriter’s fee of 3.0% was applied.

On May 15, 2017, the Company sold 369,603 shares of common stock under the Sales Agreement and the prospectus associated therewith, at a purchase price of approximately $1.12 per share, for an aggregate purchase price of $415,000, to which an underwriter’s fee of 3.0% was applied.

On June 27, 2017, the Company sold 179,860 shares of common stock under the Sales Agreement and the prospectus associated therewith, at a purchase price of approximately $1.05 per share, for an aggregate purchase price of $189,000, to which an underwriter’s fee of 3.0% was applied.

On July 24, 2017, the Company sold 40,000 shares of common stock under the Sales Agreement and the prospectus associated therewith, at a purchase price of approximately $0.90 per share, for an aggregate purchase price of $36,000, to which an underwriter’s fee of 3.0% was applied.

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

Comparison of the Three Months Ended June 30, 2017 with the Three Months Ended June 30, 2016

Oil and Gas Revenue. For the three months ended June 30, 2017, we generated a total of $812,000 in revenues from the sale of oil and gas, compared to $1,203,000 for the three months ended June 30, 2016. The decrease of $391,000 was primarily due to a decline in production from our oil and gas assets. This decline was a result of a natural decline in well production, and wells being shut-in periodically.

Lease Operating Expenses. For the three months ended June 30, 2017, lease operating expenses associated with our oil and gas properties were $397,000, compared to $414,000 for the three months ended June 30, 2016. The decrease of $17,000 was primarily due to lower variable lease operating expenses associated with the lower volume resulting from the natural decline in well production and periodic wells being shut-in.

Exploration Expense. For the three months ended June 30, 2017, exploration expense was $-0-, compared to $86,000 for the three months ended June 30, 2016. The decrease of $86,000 was primarily due to no exploration activity undertaken by the Company in the current period.

Selling, General and Administrative Expenses. For the three months ended June 30, 2017, selling, general and administrative (“SG&A”) expenses were $694,000, compared to $1,305,000 for the three months ended June 30, 2016. The decrease of $611,000 was primarily due to decreases in stock compensation expense, as well as cost reductions in various areas as shown in the table below. The components of SG&A expenses for the three months ended June 30, 2017 and 2016, are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended June 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Payroll and related costs	$267	$241	$26
Stock-based compensation expense	241	724	(483)
Legal fees	21	35	(14)
Accounting and other professional fees	93	157	(64)
Insurance	27	25	2
Travel and entertainment	1	1	-
Bad debt expense	-0-	50	(50)
Office rent, communications and other	44	72	(28)
Total selling, general and administrative expenses	$694	$1,305	$(611)

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended June 30, 2017, DD&A costs were $873,000, compared to $522,000 for the three months ended June 30, 2016. The $351,000 increase was primarily the result of higher depletion rates in the current period due to changes in the reserve values relative to the same period in the prior year.

Gain on Settlement of Payables. For the three months ended June 30, 2017, gain on settlement of payables was $-0- compared to a gain of $1,282,000 for the three months ended June 30, 2016. The gain in 2016 was related to a Settlement Agreement entered into with Liberty Oilfield Services, LLC (“Liberty”) for vendor obligations that was recorded in the three months ended June 30, 2016.

Other Expense. For the three months ended June 30, 2017, interest expense was $3,162,000, compared to $3,592,000 for the three months ended June 30, 2016. The decrease in other expense was primarily due to lower debt amortization interest expense during the three months ended June 30, 2017 compared to the prior year’s period.

Net Loss. For the three months ended June 30, 2017, net loss was $4,314,000, compared to a net loss of $3,434,000 for the three months ended June 30, 2016. The increase in net loss of $880,000 was primarily due to the one-time gain on settlement of payables recorded during the three months ended June 30, 2016 and the decrease in revenues for the three months ended June 30, 2017, compared to 2016.

Comparison of the Six Months Ended June 30, 2017 with the Six Months Ended June 30, 2016

Oil and Gas Revenue. For the six months ended June 30, 2017, we generated a total of $1,546,000 in revenues from the sale of oil and gas, compared to $1,785,000 for the six months ended June 30, 2016. The decrease of $239,000 was primarily due to a decline in production from our oil and gas assets. This decline was a result of a natural decline in well production, and wells being shut-in periodically.

Lease Operating Expenses. For the six months ended June 30, 2017, lease operating expenses associated with our oil and gas properties were $727,000, compared to $678,000 for the six months ended June 30, 2016. The increase of $49,000 was primarily due to workover expenses incurred in the current period.

Exploration Expense. For the six months ended June 30, 2017, exploration expense was $-0-, compared to $203,000 for the six months ended June 30, 2016. The decrease of $203,000 was due to no exploration activity undertaken by the Company in the current period.

Selling, General and Administrative Expenses. For the six months ended June 30, 2017, SG&A expenses were $1,494,000, compared to $2,721,000 for the six months ended June 30, 2016. The decrease of $1,227,000 was primarily due to a decrease in stock compensation expense, as well as cost reductions in various areas as shown in the table below. The components of SG&A expenses for the six months ended June 30, 2017 and 2016, are summarized below (amounts in thousands):

	For the Six Months Ended
	June 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Payroll and related costs	$548	$792	$(244)
Stock-based compensation expense	517	1,226	(709)
Legal fees	45	50	(5)
Accounting and other professional fees	201	263	(62)
Insurance	54	50	4
Travel and entertainment	2	9	(7)
Bad debt expense (recovery)	(25)	156	(181)
Office rent, communications and other	152	175	(23)
Total selling, general and administrative expenses	$1,494	$2,721	$(1,227)

Depreciation, Depletion, Amortization and Accretion. For the six months ended June 30, 2017, DD&A costs were $1,553,000, compared to $1,799,000 for the six months ended June 30, 2016. The $246,000 decrease was primarily the result of lower production volumes due to a natural decline in well production.

Gain on Settlement of Payables. For the six months ended June 30, 2017, gain on settlement of payables was $-0- compared to a gain of $1,282,000 for the six months ended June 30, 2016. The gain in 2016 was related to a Settlement Agreement entered into with Liberty for vendor obligations that was recorded in the six months ended June 30, 2016.

Other Income (Expense). For the six months ended June 30, 2017, interest expense was $6,258,000, compared to $7,678,000 for the six months ended June 30, 2016. The decrease in other expense was primarily due to due to lower debt amortization interest expense during the six months ended June 30, 2017 compared to the prior year’s period.

Net Loss. For the six months ended June 30, 2017, net loss was $8,486,000, compared to a net loss of $10,012,000 for the six months ended June 30, 2016. The decrease in net loss of $1,526,000 was primarily due to lower SG&A and lower interest expense in the current period, offset somewhat by the one-time gain on settlement of payables recorded during the six months ended June 30, 2016.

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

Our current liquidity uses and debt service requirements are managed under the terms of our senior debt facility whereby we are subject to a cash sweep of our net revenues after operating costs and funds raised pursuant to our “at the market offering”, described below. The debt service arrangement provides for budgeted general and administrative cost allowance of $150,000 each month which we believe is sufficient to meet our foreseeable recurring costs.  Such financing arrangement is sufficient to manage recurring cash requirements but provides no additional funds for extraordinary items, execution of our capital expenditure program or the repayment of outstanding debt obligations other than our senior debt facility.  Any equity funds we are able to raise through offerings is not subject to the cash sweep and is not subject to payment to or approval by the senior lenders. If we are able to complete the anticipated Debt Conversion and Equity Investment Transaction our senior lenders have verbally agreed to remove the cash sweep moving forward.

Subject to the availability of the additional funding, which is not currently in place and requires approval of our senior lenders in the event of a debt offering, we plan to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to approximately $11.1 million during the period from January 1, 2017 to December 31, 2017 in order to achieve our plans. We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through NSC under our current “at the market offering” (of which $1.359 million remains available for issuance, subject to limitation under the SEC’s “Baby Shelf Rules”), and the approximately $18.0 million available under our current senior debt facility will be sufficient to fund our drilling plans and our operations in 2017, noting that the advancement of all or any portion of the approximately $18.0 million gross available under our current senior debt facility is in the sole and absolute discretion of the senior lenders and no senior lender is obligated to fund all or any part of the requested funding. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2017 capital expenditures and/or repay or refinance a portion or all of our outstanding debt.

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

The Company maintains additional sources of liquidity including $891,000 of cash on-hand, and existing receivables of $416,000. If we are successful in consummating our anticipated Debt Conversion and Equity Investment Transaction (described above), we would convert all but approximately $6 million of our fixed debt into equity, modify the terms of the surviving debt to be more favorable to us, and receive an aggregate of $12 million in additional equity financing, which funds would be used to fund our drilling plans after payment of transaction-related fees and expenses.

As of June 30, 2017, the Company had a working capital deficit of $1.7 million. We plan to manage this working capital deficit through the use of our existing cash resources and collections of accounts receivable as well as by managing payment terms with vendors, as necessary. This deficit includes revenue held in suspense, unpaid vacation compensation, estimated 2018 taxes, PIK interest, principal and other payables that will not require payment over the next 12 months, and we believe that liabilities due within the next 12 months should be covered by our $1.4 million in current assets.

We acknowledge that adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise funds in the future by issuing equity securities (including in connection with the planned Debt Conversion and Equity Investment Transaction and additional sales under the “at the market offering”), dilution to existing shareholders will result, and such securities may have rights, preferences, and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

Financial Summary

We had total current assets of $1.4 million as of June 30, 2017, including cash of $0.9 million, compared to total current assets of $1.3 million as of December 31, 2016, including a cash balance of $0.7 million.

We had total assets of $57.3 million as of June 30, 2017 compared to $58.8 million as of December 31, 2016. Included in total assets as of June 30, 2017 and December 31, 2016, were $55.9 million and $57.4 million, respectively, of proved oil and gas properties subject to amortization. We have no unproved oil and gas properties not subject to amortization.

We had total liabilities of $66.8 million as of June 30, 2017, including current liabilities of $3.1 million, compared to total liabilities of $60.7 million as of December 31, 2016, including current liabilities of $3.3 million.

We had negative working capital of $1.7 million, a total shareholders’ deficit of $9.4 million and a total accumulated deficit of $110.2 million as of June 30, 2017, compared to negative working capital of $2.0 million, a total shareholders’ deficit of $2.0 million and a total accumulated deficit of $101.7 million as of December 31, 2016.

See also the description of the Company’s accounts receivable (Note 6), Notes Payable (Note 8), and related party transactions (Note 12), as described in the footnotes to the Company’s consolidated financial statements included in Part I, Item 1, of this report, which are incorporated herein by reference, for more details regarding the Company’s balance sheet line items.

Cash Flows From Operating Activities. We had net cash used in operating activities of $233,000 for the six months ended June 30, 2017, which was a decrease in cash used of $6,404,000 compared to the prior year’s period of $6,637,000. This decrease was primarily due to a lower net loss and favorable changes in accounts payable and accrued expenses during the current period compared to the prior period.

Cash Flows From Investing Activities. We had no net cash used by investing activities for the six months ended June 30, 2017, which was a decrease in cash used of $64,000 compared to the prior year’s period of $64,000. Net cash used by investing activities for the six months ended June 30, 2016 was due to $64,000 of drilling costs paid.

Cash Flows From Financing Activities. We had net cash provided by financing activities of $465,000 for the six months ended June 30, 2017, compared to net cash provided by financing activities of $6,221,000 for the prior year’s period.  The change from the prior period was primarily due to the proceeds of $6,295,000 from notes payable collected in the prior period.

Recently Issued Accounting Pronouncements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company adopted this standard for the three and six months ended June 30, 2017 and the year ended December 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company has evaluated the adoption of the standard and due to the nature of the Company’s oil and gas revenue agreements method there will be no impact of the standard on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which would be adopted for interim and annual reporting periods beginning after December 15, 2017.   The Company has evaluated the adoption of the standard and due to the nature of the Company’s oil and gas revenue agreements method there will be no impact of the standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has evaluated the adoption of the standard and due to only one operating lease currently in place there will be minimal impact of the standard on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted.   The Company has evaluated the adoption of the standard and due to the nature of the Company’s employee share-based payments there will be no impact of the standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on March 27, 2017, other than as described below, and investors are encouraged to review such risk factors in the Form 10-K, prior to making an investment in the Company.

We have not entered into any definitive agreements related to the Debt Conversion and Equity Investment, the planned transaction is subject to various risks and closing conditions, and the planned transaction may not occur on a timely basis, if at all.

We have not yet entered into any binding definitive agreements related to the Debt Conversion and Equity Investment, and the contemplated transaction remains subject to corporate and financial due diligence, completion of documentation, NYSE American approval, final sign-off by the Company’s lenders, and other closing and post-closing conditions to be reflected in definitive agreements, which are currently in the process of being drafted. There can be no assurance that the contemplated transaction will be consummated on terms and conditions acceptable to the Company, its lenders and the investor, if at all.

We require significant additional financing to pay our outstanding liabilities and in the event we cannot raise additional funding or undertake a business combination transaction prior to the due date of such liabilities, we may be forced to sell assets, our debtors may foreclose on our assets or we may be forced to seek bankruptcy protection.

We currently have significant indebtedness and our debt agreements require us to use a significant portion of our revenues to pay down our outstanding debt. Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our reserves, either because we are unable to raise sufficient funding for such development activities, or otherwise, or in the event we are unable to acquire additional operating properties, we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to participate in the drilling of additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities. We are currently working to complete the Debt Conversion and Equity Investment, which we believe will provide us additional capital, but in the event we are unable to raise necessary funding in the future or complete a business combination or similar transaction in the near term, we may not be able to pay our debts (or make required amortization and principal payments on such debts) as they come due or continue to drill wells and/or participate in their drilling.

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

Failure to complete the Debt Conversion and Equity Investment could negatively impact our stock price and future business and financial results.

If the Debt Conversion and Equity Investment is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●
we will not realize the benefits expected from the Debt Conversion and Equity Investment, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;
●
we may experience negative reactions from the financial markets and our partners and employees; and
●
matters relating to the Debt Conversion and Equity Investment (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

Failure to consummate the Debt Conversion and Equity Investment transaction could negatively impact the Company.

In the event the Debt Conversion and Equity Investment transaction is not consummated, our business may be adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Debt Conversion and Equity Investment, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Debt Conversion and Equity Investment will be completed. If the Debt Conversion and Equity Investment transaction is not consummated and our board of directors seeks another transaction or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Debt Conversion and Equity Investment.

We will be subject to business uncertainties and contractual restrictions while the Debt Conversion and Equity Investment is pending.

Uncertainty about the effect of the Debt Conversion and Equity Investment on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Debt Conversion and Equity Investment is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Debt Conversion and Equity Investment has been successfully completed. Retention of certain employees may be challenging during the pendency of the Debt Conversion and Equity Investment, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Debt Conversion and Equity Investment could be negatively impacted. In addition, the non-binding letter of intent entered into by the Company and the equity investor in connection with the Debt Conversion and Equity Investment Agreement includes a binding 90-day no-shop provision expiring in late August 2017 which restricts us from discussing or pursuing certain merger, sale, and acquisition transactions, and transactions involving the conversion of the Company’s debt and raising of equity capital with other parties. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Debt Conversion and Equity Investment.

Future sales of our common stock could cause our stock price to decline.

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock. We are permitted to issue securities pursuant to a “shelf” registration statement on Form S-3 (File No. 333-214415) that we filed with the Securities and Exchange Commission on December 20, 2016, and which was declared effective on January 17, 2017. To date, an aggregate of approximately $17.5 million in securities have been sold by us under the prior Form S-3 which the December 2016 Form S-3 replaced. We have also entered into an At Market Issuance Sales Agreement, or sales agreement, with National Securities Corporation, or NSC, relating to up to $2.0 million of shares of our common stock which may be offered from time to time in “at the market offerings” (of which $1.359 million remains available for issuance, subject to limitation under the SEC’s “Baby Shelf Rules”) and filed a final prospectus in connection with such offering with the SEC. To date, we have sold 590,335 shares of our common stock to date in the offering under the At Market Issuance Sales Agreement and the prospectus associated therewith. Additionally, if we consummate the Debt Conversion and Equity Investment, and/or if our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-3 (Reg. No. 333-214415) in connection with the potential sale by us of up to $100 million in securities (common stock, preferred stock, warrants and units), subject to limitations under the Baby Shelf Rules, was declared effective by the Securities and Exchange Commission on January 17, 2017.

On September 29, 2016, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with National Securities Corporation (“NSC”), a wholly-owned subsidiary of National Holdings Corporation (NasdaqCM:NHLD), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $2,000,000 (the “Shares”) from time to time, as the Company deems prudent, through NSC (the “Offering”) (of which $1.359 million remains available for issuance, subject to limitation under the SEC’s “Baby Shelf Rules”). Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, NSC may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act.

With the Company’s prior written approval, NSC may also sell the Shares by any other method permitted by law, including in negotiated transactions. The Company may elect not to issue and sell any additional Shares in the Offering and the Company or NSC may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. NSC will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the NYSE American.

The Company has agreed to pay NSC commissions for its services in acting as agent in the sale of the Shares in the amount equal to 3.0% of the gross sales price of all Shares sold pursuant to the Agreement. The Company also paid various expenses in connection with the offering, including reimbursing $30,000 of NSC’s legal fees, which has been paid to date. The Company has also agreed to provide NSC with customary indemnification and contribution rights.

The Company has used, and intends to use, the net proceeds from the offering to fund development and for working capital and general corporate purposes, including general and administrative purposes. The Company is not obligated to make any sales of common stock under the Sales Agreement, and no assurance can be given that the Company will sell any additional shares under the Sales Agreement (other than as described below), or, if it does, as to the price or amount of Shares that it will sell, or the dates on which any such sales will take place.

The Company has filed a final prospectus in connection with such offering with the SEC (as part of the Form S-3 registration statement).

On April 24, 2017, the Company sold 872 shares of common stock under the Sales Agreement and the prospectus associated therewith, at a purchase price of approximately $1.05 per share, for an aggregate purchase price of $1,000, to which an underwriter’s fee of 3.0% was applied.

On May 15, 2017, the Company sold 369,603 shares of common stock under the Sales Agreement and the prospectus associated therewith, at a purchase price of approximately $1.12 per share, for an aggregate purchase price of $415,000, to which an underwriter’s fee of 3.0% was applied.

On June 27, 2017, the Company sold 179,860 shares of common stock under the Sales Agreement and the prospectus associated therewith, at a purchase price of approximately $1.05 per share, for an aggregate purchase price of $189,000, to which an underwriter’s fee of 3.0% was applied.

On July 24, 2017, the Company sold 40,000 shares of common stock under the Sales Agreement and the prospectus associated therewith, at a purchase price of approximately $0.90 per share, for an aggregate purchase price of $36,000, to which an underwriter’s fee of 3.0% was applied.

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

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Termination of a Material Definitive Agreement

On June 22, 2017, we terminated our then pending merger with GOM, in order to pursue an alternative transaction with a Hong Kong-based investor group as contemplated pursuant to a non-binding term sheet entered into by us and the investor group, which term sheet includes a binding 90-day no-shop period expiring in late August 2017, during which time we are prohibited from discussing or pursuing the merger with GOM, while the parties conduct in-depth due diligence on one another, prepare definitive documentation, and move to closing. The merger with GOM was originally contemplated by the GOM Merger Agreement with White Hawk Energy, LLC, a wholly-owned subsidiary of the Company and GOM, dated December 29, 2015, as amended. We have no further obligations or termination liabilities due or owing to GOM under the GOM Merger Agreement as a result of the termination of the transactions contemplated thereunder.

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

PEDEVCO Corp.

August 10, 2017	By:	/s/ Michael L. Peterson
Michael L. Peterson
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

August 10, 2017	By:	/s/ Gregory L. Overholtzer
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