Form 10-Q
period 2017-09-30
PEDEVCO CORP
filed 2017-11-09
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

At November 9, 2017, there were 6,084,729 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and Nine Months Ended September 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$941	$659
Accounts receivable	-	25
Accounts receivable – oil and gas	451	439
Prepaid expenses and other current assets	174	173
Total current assets	1,566	1,296

Oil and gas properties:
Oil and gas properties, subject to amortization, net	54,551	57,395
Total oil and gas properties, net	54,551	57,395

Other assets	85	85
Investments – cost method	-	4
Total assets	$56,202	$58,780

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$143	$103
Accrued expenses	2,053	1,802
Revenue payable	556	517
Convertible notes payable – Bridge Notes, net of premiums of $113,000 and $113,000, respectively	588	588
Notes payable – Secured Promissory Notes, net of debt discount of $-0- and $50,000, respectively	-	300
Total current liabilities	3,340	3,310

Long-term liabilities:
Accrued expenses	1,243	589
Accrued expenses – related party	1,467	677
Notes payable – Secured Promissory Notes, net of debt discount of $3,122,000 and $4,600,000, respectively	32,487	27,497
Notes payable – Secured Promissory Notes – related party, net of debt discount of $1,431,000 and $2,338,000, respectively	15,268	13,319
Notes payable – Subordinated – related party	11,138	10,173
Notes payable – other	4,925	4,925
Asset retirement obligations	254	246
Total liabilities	70,122	60,736

Commitments and contingencies

Shareholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and 66,625 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 6,084,729 and 5,493,112 shares issued and outstanding, respectively	6	5
Additional paid-in capital	100,896	99,770
Accumulated deficit	(114,822)	(101,731)
Total shareholders’ deficit	(13,920)	(1,956)

Total liabilities and shareholders’ deficit	$56,202	$58,780

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Oil and gas sales	$744	$1,218	$2,290	$3,003

Operating expenses:
Lease operating costs	304	512	1,031	1,190
Exploration expense	-	14	-	217
Selling, general and administrative expense	511	597	2,005	3,318
Depreciation, depletion, amortization and accretion	1,299	521	2,852	2,320
Gain on settlement of payables	-	-	-	(1,282)
Total operating expenses	2,114	1,644	5,888	5,763

Loss on disposal of investment	(4)	-	(4)	-

Operating loss	(1,374)	(426)	(3,602)	(2,760)

Other income (expense):
Interest expense	(3,231)	(3,088)	(9,489)	(10,766)
Total other expense	(3,231)	(3,088)	(9,489)	(10,766)

Net loss	$(4,605)	$(3,514)	$(13,091)	$(13,526)

Net loss per common share:
Basic and diluted	$(0.76)	$(0.70)	$(2.28)	$(2.79)

Weighted average number of common shares outstanding:
Basic and diluted	6,074,294	4,984,488	5,753,827	4,847,253

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(13,091)	$(13,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	597	1,343
Depreciation, depletion and amortization	2,852	2,320
Interest expense deferred and capitalized in debt restructuring	5,200	5,259
Gain on settlement of payables	-	(1,282)
Amortization of debt discount	2,434	4,638
Loss on disposal of investment	4	-
Changes in operating assets and liabilities:
Accounts receivable	25	406
Accounts receivable - oil and gas	(12)	470
Accounts receivable - related party	-	13
Prepaid expenses and other current assets	(1)	(1)
Accounts payable	40	(3,213)
Accrued expenses	905	(2,699)
Accrued expenses - related parties	790	224
Revenue payable	39	(46)
Net cash used in operating activities	(218)	(6,094)

Cash Flows From Investing Activities:
Cash paid for drilling costs	-	(74)
Net cash used in investing activities	-	(74)

Cash Flows From Financing Activities:
Proceeds from notes payable, net of offering costs	-	6,295
Repayment of notes payable	(30)	(499)
Cash paid for stock repurchase and retirement	-	(74)
Proceeds from issuance of common stock, net of issuance costs	530	-
Net provided by financing activities	500	5,722

Net increase (decrease) in cash	282	(446)
Cash at beginning of period	659	1,138
Cash at end of period	$941	$692

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$553
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Issuance of restricted common stock for services upon vesting maturity	$-	$2
Minority interest capitalized from PEDCO MSL	$-	$59
Accrual of costs for oil and gas properties by assumption of payables	$-	$8
Changes in estimates of asset retirement obligations	$20	$7
Liabilities assumed for acquisition of oil and gas properties	$-	$3,587
Issuance of common shares for Liberty settlement of payables	$-	$588
Debt discount for warrants from Tranche A debt	$-	$636

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp. (“PEDCO”), a Nevada corporation; (iii) Pacific Energy & Rare Earth Limited, a Hong Kong company (dissolved on August 11, 2017); (iv) Blackhawk Energy Limited, a British Virgin Islands company (which is currently in the process of being dissolved); (v) White Hawk Petroleum, LLC, a Nevada limited liability company (dissolved on November 30, 2016); (vi) Red Hawk Petroleum, LLC, a Nevada limited liability company; (vii) Pacific Energy Development MSL, LLC (owned 50% by us) (dissolved in September 2016) and is included in our consolidated results for the periods prior to its dissolution (“PEDCO MSL”); (viii) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with the planned reorganization transaction with Dome Energy, Inc. (“Dome Energy”), which was subsequently terminated (dissolved in April 2016); and (ix) White Hawk Energy, LLC, a Delaware limited liability company, formed on January 4, 2016 in connection with the contemplated reorganization transaction with GOM Holdings, LLC (“GOM”), which reorganization transaction has since been terminated. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2017, and December 31, 2016, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2017, approximately $646,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 52% of the Company’s total oil and gas revenues for the nine months ended September 30, 2017. Sales to one customer comprised 51% of the Company’s total oil and gas revenues for the nine months ended September 30, 2016. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

The following table describes changes in our asset retirement obligations during the nine months ended September 30, 2017 and 2016 (in thousands):

	2017	2016
Asset retirement obligations at January 1	$246	$189
Accretion expense	28	24
Obligations incurred for acquisition	-	19
Changes in estimates	(20)	(7)
Asset retirement obligations at September 30	$254	$225

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the nine months ended September 30, 2017 and 2016, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 473,727 and 302,484 potentially issuable shares of common stock related to options, 1,248,045 and 1,256,608 potentially issuable shares of common stock related to warrants and 147,695 and 136,295 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the nine months ended September 30, 2017 and 2016, respectively.

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

Recently Issued Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as Accounting Standards Update (“ASU”) 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company has evaluated the adoption of the standard and due to the nature of the Company’s oil and gas revenue agreements method there will be no impact of the standard on its consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted.   The Company adopted the standard as of January 1, 2017. There was no impact of the standard on its consolidated financial statements.

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

NOTE 4 – GOING CONCERN

Although the Company’s senior Tranche A Notes (as defined and discussed below under “Note 8 – Notes Payable – 2016 Senior Note Restructuring”) do not mature until May 11, 2019 and all of the Company’s other debt expressly subordinated thereto due, June 11, 2019, at the earliest, with no amounts due or owing under such subordinated debt until such date, with the exception of the New MIEJ Note (as defined and discussed below under “Note 8 – Notes Payable – MIE Jurassic Energy Corporation”), which matures on March 8, 2019 and with interest accruing thru March 8, 2018 being payable on such date, the realization of the Company’s assets and satisfaction of its liabilities remains contingent on the completion of a future financing. The Company anticipates that it will need approximately $11 million in the next twelve months to execute its current business plan and is currently actively seeking the necessary financing.  In the event that the Company is unable to consummate the financing currently being sought, and is otherwise unable to replace such financing on a timely basis, it would materially affect the Company’s ability to continue as a going concern.  If such financing is not completed, among other things, the Company expects that it would incur an impairment of its oil and gas properties in the range of $27 million and the Company’s ability to meet its obligations from existing cash flows would be significantly affected. If the Company would be required to seek financing from other sources, such financings may not be available or, if available, may not be on terms acceptable to the Company or its existing lenders. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its debt obligations, working capital needs, and develop its oil and gas properties to attain profitable operations. Management has concluded that there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2017:

	Balance at December 31,				Balance at September 30,
	2016	Additions	Disposals	Transfers	2017
Oil and gas properties, subject to amortization	$68,306	$-	$-	$-	$68,306
Oil and gas properties, not subject to amortization	-	-	-	-	-
Asset retirement costs	163	(20)	-	-	143
Accumulated depreciation, depletion and impairment	(11,074)	(2,824)	-	-	(13,898)
Total oil and gas assets	$57,395	$(2,844)	$-	$-	$54,551

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2017 and 2016, amounted to $1,304,000 compared to $512,000 and $2,824,000 compared to $2,296,000, respectively.

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

On March 24, 2015, Red Hawk and Dome Energy entered into a Service Agreement, pursuant to which Red Hawk agreed to provide certain human resource and accounting services to Dome Energy, of which $156,000 remained due and payable by Dome Energy to Red Hawk as of December 31, 2015. On March 29, 2016, the Company entered into a Settlement Agreement with Dome Energy and certain of its affiliated entities, pursuant to which the Company and Dome Energy agreed to terminate and cancel the Service Agreement and settle a number of outstanding matters, with Dome Energy agreeing to pay to Red Hawk $50,000 on May 2, 2016, in full satisfaction of the amounts due under the Service Agreement, with all remaining amounts owed forgiven by Red Hawk. As of December 31, 2015, the receivable due from Dome Energy totaled $406,000. During the year ended December 31, 2016, the net receivable created by the Dome Promissory Note was reduced to $25,000 by (i) the collection of the $250,000 as described above, (ii) forgiveness by the Company of $106,000 due from Dome Energy pursuant to the Settlement Agreement, and (iii) the recording of an allowance of $25,000 as a doubtful account (which was recognized as bad debt expense in selling, general and administrative expense on the Company’s income statement). As of December 31, 2016, the $50,000 was still due from Dome to Red Hawk as a part of the Settlement Agreement. The Company recorded an allowance for doubtful accounts as of December 31, 2016 of $25,000 related to this outstanding amount, as $25,000 of the $50,000 was collected in early 2017. During the three months ended March 31, 2017, the net receivable created by the Dome Promissory Note was equal to $25,000 due to (i) the collection of the $25,000 in January 2017, and (ii) the reversal of the allowance of $25,000 as a doubtful account (and credited to bad debt expense in selling, general and administrative expense on the Company’s income statement) due to the collection in April 2017 of the final $25,000 that had been due (the Company had no allowance for doubtful accounts as of March 31, 2017). As of September 30, 2017, the net receivable created by the Dome Promissory Note was $-0-.

NOTE 7 – OTHER CURRENT ASSETS

On September 11, 2013, the Company entered into a Shares Subscription Agreement (“SSA”) to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), which held an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity. In August 2014, the SSA was restructured (the “Aral Restructuring”), in connection with which the Company received a promissory note in the principal amount of $10.0 million from Asia Sixth (the “A6 Promissory Note”), which would be converted into a 10.0% interest in Caspian Energy, Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, upon the consummation of the Aral Restructuring.

The Company entered into an agreement with Golden Globe Energy (US), LLC (“GGE”) to convey 50% of the Company’s interests in Asia Sixth in connection with an acquisition transaction in March 2014.

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

In connection with the Company’s May 2016 debt restructuring as more fully described below under “Note 8 – Notes Payable – 2016 Senior Note Restructuring”, the Company entered into a new Call Option Agreement with GGE, dated May 12, 2016 (the “GGE Option Agreement”), pursuant to which the Company provided GGE an option to purchase the 23,182,880 common shares of Caspian Energy upon payment of $100,000 by GGE to the Company at any time. The option expires on May 12, 2019, which is the maturity date of the debt evidenced by that certain Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, and May 12, 2016, issued by the Company to RJ Credit LLC (“RJC” and the “RJC Junior Note”), as described below. The $100,000 option is classified as part of other current assets as of September 30, 2017.

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

During the three and nine months ended September 30, 2017, there were no payments made to reduce the outstanding principal due under the Initial Notes, however, such Notes were restructured as described below.

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

●
The Company capitalized all accrued and unpaid interest under the Tranche B Notes as a term loan with an aggregate outstanding principal balance as of May 12, 2016 equal to $39,065,000 (as of September 30, 2017, the aggregate outstanding principal balance is $46,568,000). The Tranche B Notes mature on June 11, 2019 except for the Tranche B Note issued to RJC, which matures on July 11, 2019;

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

The Tranche A Notes are substantially similar to the Tranche B Notes, except that such notes are senior to the Tranche B Notes, accrue interest until maturity and have priority to the payment of Monthly Net Revenues as discussed below. Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. As of September 30, 2017, the Company has paid $682,000 of principal under the Net Revenue Sweep, of which $30,000 was paid during the current nine month period.

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

In addition, subject to the terms and conditions of the Amended NPA, RJC agreed to loan $240,000 to the Company, within 30 days of the Closing Date and within 30 days of each of July 1, 2016, October 1, 2016 and January 1, 2017 (collectively, the “RJC Fundings” and collectively with the Investor Tranche A Fundings, the “Fundings”), provided that no Event of Default or Default shall exist. The aggregate amount of the RJC Fundings made by RJC under the Amended NPA shall not exceed $960,000 and any Funding repaid may not be re-borrowed. As of September 30, 2017, the Company has received no loan proceeds under this agreement, and RJC is in default of its funding obligations thereunder.

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

Additionally, the Company also agreed to (a) provide to the Agent and the Investors a monthly projected general and administrative expense report (the “Projected G&A”) and a monthly comparison report of the Projected G&A provided for the preceding month, with an explanation of any variances, provided that in no event shall such variances exceed $150,000, and (b) pay to the Agent within 2 business days following the end of each calendar month all of the Company’s oil and gas revenue received by the Company during such month (the “Net Revenue Sweep”), less (i) lease operating expenses, (ii) interest payments due to Investors under the New Senior Notes, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved by the Agent (the “G&A Cap”), and (iv) preapproved extraordinary expenses (together the “Monthly Net Revenues”). Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. As of September 30, 2017, the Company has paid $682,000 of principal under the Net Revenue Sweep, of which $30,000 was paid during the current nine-month period. The amount of interest deferred under the Tranche A and Tranche B Notes as of September 30, 2017 and December 31, 2016, equaled $2,709,000 and $1,266,000, respectively, and was accounted for on the balance sheet under long-term accrued expenses and accrued expenses - related party.

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

All debt discount amounts are amortized using the effective interest rate method. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of September 30, 2017 and December 31, 2016 was $4,553,000 and $6,988,000, respectively. Amortization of debt discount and total interest expense for the initial notes (New Senior Notes – Tranche B) was $2,434,000 and $5,025,000, respectively, for the nine months ended September 30, 2017 and $4,638,000 and $5,715,000, respectively, for the nine months ended September 30, 2016.

Amortization of debt discount and total interest expense for the initial notes (New Senior Notes – Tranche B) was $791,000 and $1,747,000, respectively, for the three months ended September 30, 2017 and was $882,000 and $2,069,000, respectively, for the three months ended September 30, 2016.

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

Bridge Note Financing

As of September 30, 2017, the Company had Bridge Notes with an aggregate principal amount of $475,000 remaining outstanding, plus accrued interest of $216,000 and additional payment-in-kind (“PIK”) of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into. Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price as follows:

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

Additionally, each Amended Bridge Investor entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the Bridge Notes until full repayment of certain senior notes. The Subordination and Intercreditor Agreements also prohibit the Company from repaying the Bridge Notes until certain senior notes have been paid in full. The interest expense related to these notes for the three and nine months ended September 30, 2017 and 2016 was $15,000 compared to $15,000 and $43,000 compared to $43,000, respectively.

The unamortized debt premium on the Convertible Bridge Notes as of September 30, 2017 and December 31, 2016, was $113,000.

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note with MIE Jurassic Energy Corp. (“MIEJ”), which was amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ.

In February 2015, the Company and PEDCO entered into a Settlement Agreement with MIEJ and issued a new promissory note in the amount of $4.925 million to MIEJ (the “NEW MIEJ Note”). The Settlement Agreement related to the February 2015 disposition of the Company’s interest in Condor Energy Technology, LLC, a joint venture previously owned 20% by the Company and 80% by MIEJ. As of September 30, 2017, the amount outstanding under the New MIEJ Note was $4,925,000.

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

The interest expense related to this note for the three and nine months ended September 30, 2017 and 2016 was $123,000 compared to $123,000 and $369,000 compared to $371,000, respectively, with the total cumulative interest equal to $1,354,000 through September 30, 2017.

For financial reporting purposes, MIEJ was considered a related party for all periods presented prior to the MIEJ Settlement Agreement signed in February 2015. After that date, MIEJ is no longer considered a related party.

Related Party Financings

Subordinated Note Payable Assumed

In 2015, the Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the GGE Acquired Assets (the “RJC Junior Note”). The amount outstanding on the RJC Junior Note as of September 30, 2017 and December 31, 2016 was $11,138,000 and $10,173,000, respectively. The lender under the RJC Junior Note is RJC, which is one of the lenders under the Senior Notes and is an affiliate of GGE. The note was originally due and payable on December 31, 2017, but has been extended to July 11, 2019 in connection with the May 2016 restructuring as described above. The assumed note payable is subordinate to the Senior Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000. Should the Company repay the Senior Notes or replace them with secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

The interest expense related to this note for the three and nine months ended September 30, 2017 and 2016 was $334,000 compared to $297,000 and $964,000 compared to $858,000, respectively.

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

As of September 30, 2017 and December 31, 2016, interest deferred and capitalized since May 12, 2016 under Amendment No. 2 to the Note amounted to $1,758,000 and $794,000, respectively, and amounted to total deferred interest of $964,000 since January 1, 2017. The outstanding principal amount of the RJC Junior Note as of September 30, 2017 and December 31, 2016 was equal to $11,138,000 and $10,173,000, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Lease

In June 2017, the Company entered into a second lease addendum to the original lease agreement signed in July 2012 and the first lease addendum signed in May 2016, as amended, which extends the term of the lease by an additional one year, now ending in July 2018, for its corporate office space located in Danville, California. The obligation under this one-year lease extension for the remainder of the lease through July 2018 is $43,000.

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

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 6 net acres are due to expire during the three months remaining in 2017 (571 net acres did expire during the nine months ended September 30, 2017), 398 net acres expire in 2018, 129 net acres expire in 2019, 1,288 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of September 30, 2017, the Company had fully impaired its unproved leasehold costs based on management’s revised re-leasing program.

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

NOTE 10 – SHAREHOLDERS’ DEFICIT

PREFERRED STOCK

At September 30, 2017, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A” preferred stock.

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

As of September 30, 2017 and December 31, 2016, there were 66,625 shares of the Company’s Series A Preferred outstanding, 10,000 shares of which are now subject to cancellation and forfeiture as described further in the Notes above due to RJC’s failure to meet its RJC Funding obligations under the Amended NPA.

COMMON STOCK

At September 30, 2017, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

The Company completed a 1-for-10 reverse split of its outstanding common stock, which took effect as of market close on April 7, 2017. Before the split, the Company had approximately 54.9 million shares of common stock issued and outstanding, and following the reverse split, the Company had approximately 5.49 million shares of common stock issued and outstanding (subject to adjustment for settlement of fractional shares which were rounded up to the nearest whole share). All outstanding options, warrants, preferred stock and other securities convertible into the Company's common stock have been adjusted as a result of the reverse stock split as required by the terms of such securities with a proportional increase in the exercise price.

During the nine months ended September 30, 2017, the Company issued a total of 590,335 shares of common stock under the At Market Issuance Sales Agreement with National Securities Corporation effective September 29, 2016 for gross proceeds of $641,000 and proceeds net of all issuance costs equal to $622,000.

As of September 30, 2017, there were 6,084,729 shares of common stock outstanding.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three and nine months ended September 30, 2017 and 2016 was $73,000 compared to $95,000 and $535,000 compared to $904,000, respectively. The remaining unamortized stock-based compensation expense at September 30, 2017 related to restricted stock was $66,000.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Prior to June 2005, we were known as Blast Energy Services, Inc. (“Blast”). Under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan, options to acquire 343 shares of common stock were granted and remained outstanding and exercisable as of September 30, 2017 and December 31, 2016. No new options were issued under these plans in 2017 or 2016.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016 to increase by 500,000, 300,000 and 500,000, respectively, the number of shares of common stock reserved for issuance under the Plan. A total of 1,500,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of September 30, 2017 and December 31, 2016, of which 1,102,099 shares have been issued as restricted stock, 396,700 shares are subject to issuance upon exercise of issued and outstanding options, and 1,201 remain available for future issuance as of September 30, 2017 and December 31, 2016.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and PEDCO pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of September 30, 2017 and December 31, 2016, options to purchase an aggregate of 31,014 shares of the Company’s common stock and 66,583 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

The Company did not grant any options during the nine-month period ending September 30, 2017.

During the three and nine months ended September 30, 2017 and 2016, the Company recognized stock option expense of $7,000 compared to $22,000 and $62,000 compared to $278,000, respectively. The remaining amount of unamortized stock options expense at September 30, 2017, was $10,000.

The intrinsic value of outstanding and exercisable options at September 30, 2017 was $-0-.

The intrinsic value of outstanding and exercisable options at December 31, 2016 was $-0-.

Option activity during the nine months ended September 30, 2017 was:

Weighted
Average
		Weighted	Remaining
		Average	Contract
	Number of	Exercise	Term
	Shares	Price	(# years)
Outstanding at January 1, 2017	518,727	$5.00	4.3
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-

Outstanding at September 30, 2017	518,727	$5.00	3.5

Exercisable at September 30, 2017	473,727	$5.32	3.4

Warrants

During the three and nine months ended September 30, 2017 and 2016, the Company recognized warrant expense of $-0-. The remaining amount of unrecognized warrant expense at September 30, 2017 was $-0-.

The intrinsic value of outstanding as well as exercisable warrants at September 30, 2017 and December 31, 2016 was $-0- and $-0-, respectively.

Warrant activity during the nine months ended September 30, 2017 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2017	1,256,618	$8.00	2.4
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(8,573)	52.50	-

Outstanding at September 30, 2017	1,248,045	$7.65	1.7

Exercisable at September 30, 2017	1,248,045	$7.65	1.7

NOTE 12 – RELATED PARTY TRANSACTIONS

Note Amendments and Warrant Issuances to RJC

See Note 8 above for a discussion of certain amendments to the Senior Note and RJC Junior Note held by RJC.

See Note 8 above for a discussion of certain warrants issued to RJC by the Company in connection with the amendment of the Senior Note and RJC Junior Note held by RJC.

GGE Acquisition

As a result of the 66,625 restricted shares of the Company’s Series A Convertible Preferred Stock issued to GGE which can be converted into shares of the Company’s common stock on a 100:1 basis as described below in greater detail, and the appointment by GGE of a representative to the Company’s Board of Directors, GGE became a related party to the Company in 2015. The following table reflects the related party amounts for GGE included in the September 30, 2017 balance sheet (in thousands):

As of September 30, 2017
Accrued expenses	$1,467
Long-term notes payable – Secured Promissory Notes, net of discount of $1,431,000	15,268
Long notes payable – Subordinated	11,138
Total liabilities	$27,873

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of September 30, 2017 (in thousands):

	Fair Value Measurements At September 30, 2017
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

NOTE 14 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the nine months ended September 30, 2017 and 2016.

The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 34% is principally due to the increase in the valuation allowance.

Deferred income tax assets as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Deferred Tax Assets (Liabilities)
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$(463)	$479
Net operating losses	4,469	5,507
Impairment – oil and natural gas properties	-	-
Other	41	438
Total deferred tax asset	4,047	6,424

Less: valuation allowance	(4,047)	(6,424)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at September 30, 2017. The net change in the total valuation allowance from December 31, 2016 to September 30, 2017 was a decrease of $2,377,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2017, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor were there any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through September 30, 2017.

As of September 30, 2017, the Company had net operating loss carryforwards (“NOLs”) of approximately $89,687,000 and $49,922,000 (subject to limitations) for federal and state tax purposes. If not utilized, these losses will begin to expire beginning in 2033 and 2023, respectively, for both federal and state purposes.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	future acquisitions and combinations;
●	future debt conversions and equity investment transactions; and
●	estimated future reserves and the present value of such reserves; and plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report; our Annual Report on Form 10-K, filed with the SEC on March 27, 2017 and our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 10, 2017. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2017, above.

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

General Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of September 30, 2017, we held approximately 10,966 net D-J Basin acres located in Weld County, Colorado through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset”. As of September 30, 2017, we hold interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and currently producing, 25 gross (4.9 net) wells are non-operated and 22 wells have an after-payout interest.

We have listed below the total production volumes and total revenue net to the Company for the three and nine months ended September 30, 2017 and 2016 attributable to our D-J Basin Asset.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Oil volume (BBL)	13,657	25,617
Gas volume (MCF)	29,810	51,896
NGL volume (MCF)	113,886	170,895
Volume equivalent (BOE) (1)	37,606	62,748
Revenue (000’s)	$744	$1,218

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Oil volume (BBL)	39,879	74,022
Gas volume (MCF)	84,989	135,211
NGL volume (MCF)	378,102	270,963
Volume equivalent (BOE) (1)	117,061	141,701
Revenue (000’s)	$2,290	$3,003

(1) Assumes 6 Mcf of natural gas and 6 Mcf of NGL is equivalent to 1 barrel of oil.

Strategy

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next twelve months will be focused on the development of our D-J Basin Asset. Our development plan calls for the development of approximately $11.1 million in capital expenditures in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 3.3 net wells in our D-J Basin Asset in the next twelve months. We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through National Securities Corporation under our current “at the market offering” (of which $1.359 million remains available for issuance, subject to limitation under applicable SEC rules), and approximately $18.0 million gross available under our current senior debt facility will be sufficient to fund our drilling plans and our operations over the next twelve months, noting that the advancement of all or any portion of the approximately $18.0 million gross available under our current senior debt facility is in the sole and absolute discretion of the senior lenders and no senior lender is obligated to fund all or any part of the requested funding.  In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional capital expenditures and/or repay or refinance a portion or all of our outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2019.

Recent Developments

Debt Conversion and Equity Investment Transaction

On August 17, 2017, we entered into a Series B Convertible Preferred Stock and Warrant Subscription Agreement (the “Subscription Agreement”) with Dragon Gem Limited (“DGL”) and Absolute Frontier Limited (“AFL,” and together with DGL, the “Subscribers”), pursuant to which the Subscribers agreed to pay $12 million in cash to the Company in exchange for the issuance by the Company of Company equity securities convertible into an aggregate of 53.86% of the Company’s issued and outstanding shares on an as-converted to common stock basis, subject to adjustment, and warrants to purchase an additional 10% of the Company’s issued and outstanding capital stock. Closing was subject to a number of conditions, including: (i) forfeiture, cancellation or conversion of 100% of the Company’s currently outstanding Series A Convertible Preferred Stock (the “Series A Preferred”); (ii) the conversion into Company equity securities, or satisfaction and/or discharge of, all Company debt other than the Company’s senior secured debt issued in May 2016, with an aggregate outstanding principal amount of approximately $5.8 million (the “Tranche A Debt”) and bridge notes with an aggregate outstanding principal amount of $475,000; (iii) the restructuring of the Tranche A Debt on terms acceptable to the Subscribers; (iv) the entry into voting agreements with key shareholders of the Company necessary to secure shareholder approval of the transaction; (v) the Company’s receipt of confirmation from the NYSE American (formerly the NYSE MKT) that the issuance of the Company equity securities to the Subscribers and debt holders would not require Company shareholder approval prior to closing, and that the additional listing of the common stock issuable upon conversion of the equity securities issuable was approved for additional listing on the NYSE American, pending receipt of shareholder approval of the transaction; (vi) receipt of approvals by any such U.S. regulatory committees as were required by the parties; and (vii) other standard and customary closing conditions described in the Subscription Agreement. The closing of the offering and debt conversion transaction (the “DGL Transaction”) contemplated by the Subscription Agreement was scheduled to occur no later than September 30, 2017.

On September 29, 2017, we were notified by DGL that DGL was terminating the Subscription Agreement, effective September 30, 2017, as the Company and the Subscribers were unable to agree to an extension to the previously agreed upon outside closing date of September 30, 2017, which extension was required in order to accommodate review and approval of the transaction by the U.S. Department of Treasury Committee on Foreign Investment in the United States (“CFIUS”), which approval was jointly sought by the parties on September 17, 2017. As a result of the termination of the Subscription Agreement, the debt conversion and equity financing transaction contemplated under the Subscription Agreement was terminated, with no termination penalties incurred by any of the parties.

We immediately reinitiated discussions with other potential equity investors in an effort to identify an alternative source of equity capital to fund the approximately $12 million equity investment previously contemplated under the Subscription Agreement. As previously disclosed in our filings with the U.S. Securities and Exchange Commission, we are seeking to raise approximately $12 million in equity financing coupled with the satisfaction and/or discharge of approximately $61 million of our debt, leaving approximately only $5.8 million of restructured senior secured debt and approximately $475,000 in junior bridge notes in the recapitalized Company. In connection with the Subscription Agreement, we were negotiating the final terms and documentation for the conversion and/or satisfaction of approximately $61 million of our debt when the Subscribers notified us that they were terminating the transaction. We still plan to seek to finalize the terms and documentation for conversion and/or satisfaction of this debt as we work to identify a new equity investor to complete the transaction as previously contemplated. However, an alternative equity financing partner may not be identified and the debt conversion and equity investment transactions pursued by us may not be completed on favorable terms, if at all, or such transactions may not be completed in a timely manner.

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

Comparison of the Three Months Ended September 30, 2017 with the Three Months Ended September 30, 2016

Oil and Gas Revenue. For the three months ended September 30, 2017, we generated a total of $744,000 in revenues from the sale of oil and gas, compared to $1,218,000 for the three months ended September 30, 2016. The decrease of $474,000 was primarily due to a natural decline in production from our oil and gas assets.

Lease Operating Expenses. For the three months ended September 30, 2017, lease operating expenses associated with our oil and gas properties were $304,000, compared to $512,000 for the three months ended September 30, 2016. The decrease of $208,000 was primarily due to lower variable lease operating expenses associated with the lower volume resulting from the natural decline in well production.

Exploration Expense. For the three months ended September 30, 2017, exploration expense was $-0-, compared to $14,000 for the three months ended September 30, 2016. The decrease of $14,000 was primarily due to no exploration activity undertaken by the Company in the current period.

Selling, General and Administrative Expenses. For the three months ended September 30, 2017, selling, general and administrative (“SG&A”) expenses were $511,000, compared to $597,000 for the three months ended September 30, 2016. The decrease of $86,000 was primarily due to decreases in accounting fees and stock compensation expense, as well as cost reductions in various areas as shown in the table below. The components of SG&A expenses for the three months ended September 30, 2017 and 2016, are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended September 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Payroll and related costs	$259	$264	$(5)
Stock-based compensation expense	80	117	(37)
Legal fees	60	31	29
Accounting and other professional fees	39	115	(76)
Insurance	27	28	(1)
Travel and entertainment	7	5	2
Bad debt expense	-	-	-
Office rent, communications and other	39	37	2
Total selling, general and administrative expenses	$511	$597	$(86)

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended September 30, 2017, DD&A costs were $1,299,000, compared to $521,000 for the three months ended September 30, 2016. The $778,000 increase was primarily the result of higher depletion rates in the current period due to changes in the reserve values relative to the same period in the prior year.

Other Expense. For the three months ended September 30, 2017, other expense, consisting solely of interest expense, was $3,231,000, compared to $3,088,000 for the three months ended September 30, 2016. The increase in other expense of $143,000 was primarily due to the higher debt balance outstanding during the three months ended September 30, 2017 compared to the prior year’s period.

Net Loss. For the three months ended September 30, 2017, net loss was $4,605,000, compared to a net loss of $3,514,000 for the three months ended September 30, 2016. The increase in net loss of $1,091,000 was primarily due to the decrease in revenues and higher depletion expense for the three months ended September 30, 2017, compared to 2016.

Comparison of the Nine Months Ended September 30, 2017 with the Nine Months Ended September 30, 2016

Oil and Gas Revenue. For the nine months ended September 30, 2017, we generated a total of $2,290,000 in revenues from the sale of oil and gas, compared to $3,003,000 for the nine months ended September 30, 2016. The decrease of $713,000 was primarily due to a natural decline in production from our oil and gas assets.

Lease Operating Expenses. For the nine months ended September 30, 2017, lease operating expenses associated with our oil and gas properties were $1,031,000, compared to $1,190,000 for the nine months ended September 30, 2016. The decrease of $159,000 was primarily due to lower variable lease operating expenses associated with the lower oil and gas production volume resulting from the natural decline in well production, offset somewhat by workover expenses incurred in the current period.

Exploration Expense. For the nine months ended September 30, 2017, exploration expense was $-0-, compared to $217,000 for the nine months ended September 30, 2016. The decrease of $217,000 was due to no exploration activity undertaken by the Company in the current period.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2017, SG&A expenses were $2,005,000, compared to $3,318,000 for the nine months ended September 30, 2016. The decrease of $1,313,000 was primarily due to a decrease in stock compensation expense, as well as cost reductions in various areas as shown in the table below. The components of SG&A expenses for the nine months ended September 30, 2017 and 2016, are summarized below (amounts in thousands):

	For the Nine Months Ended
	September 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Payroll and related costs	$807	$1,056	$(249)
Stock-based compensation expense	597	1,343	(746)
Legal fees	105	81	24
Accounting and other professional fees	240	378	(138)
Insurance	81	78	3
Travel and entertainment	9	14	(5)
Bad debt expense (recovery)	(25)	156	(181)
Office rent, communications and other	191	212	(21)
Total selling, general and administrative expenses	$2,005	$3,318	$(1,313)

Depreciation, Depletion, Amortization and Accretion. For the nine months ended September 30, 2017, DD&A costs were $2,852,000, compared to $2,320,000 for the nine months ended September 30, 2016. The $532,000 increase was primarily due to the higher depletion rates in the current period due to changes in the reserve values relative to the same period in the prior year, offset somewhat by lower production volumes due to a natural decline in well production.

Gain on Settlement of Payables. For the nine months ended September 30, 2017, gain on settlement of payables was $-0- compared to a gain of $1,282,000 for the nine months ended September 30, 2016. The gain in 2016 was related to a Settlement Agreement entered into with Liberty Oilfield Services, LLC (“Liberty”) for vendor obligations that was recorded in the three months ended June 30, 2016.

Other Expense. For the nine months ended September 30, 2017, interest expense was $9,489,000, compared to $10,766,000 for the nine months ended September 30, 2016. The decrease in other expense of $1,277,000 was primarily due to due to lower debt amortization interest expense during the nine months ended September 30, 2017 compared to the prior year’s period.

Net Loss. For the nine months ended September 30, 2017, net loss was $13,091,000, compared to a net loss of $13,526,000 for the nine months ended September 30, 2016. The decrease in net loss of $435,000 was primarily due to lower SG&A and lower interest expense in the current period, offset somewhat by the one-time gain on settlement of payables recorded during the nine months ended September 30, 2016.

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

Our current liquidity uses and debt service requirements are managed under the terms of our senior debt facility whereby we are subject to a cash sweep of our net revenues after operating costs, with additional funds being made available to us through our “at the market offering”, described below. The debt service arrangement provides for budgeted general and administrative cost allowance of $150,000 each month which we believe is sufficient to meet our foreseeable recurring costs.  Such financing arrangement is sufficient to manage recurring cash requirements but provides no additional funds for extraordinary items, execution of our capital expenditure program or the repayment of outstanding debt obligations other than our senior debt facility.  Any equity funds we are able to raise through offerings are not subject to the cash sweep and are not subject to payment to or approval by the senior lenders. If we are able to complete a debt conversion and equity investment transaction (a “Debt Conversion and Equity Investment”) similar to the DGL Transaction recently terminated by DGL, our senior lenders have verbally agreed to remove the cash sweep moving forward.

Subject to the availability of additional funding which we will be required to raise, which may not be available on favorable terms, if at all, and requires approval of our senior lenders in the event of a debt offering, we plan to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to approximately $11.1 million over the next twelve months in order to achieve our plans. We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through NSC under our current “at the market offering” (of which $1.359 million remains available for issuance, subject to limitation under the SEC’s “Baby Shelf Rules”), and the approximately $18.0 million available under our current senior debt facility will be sufficient to fund our drilling plans and our operations over the next twelve months, noting that the advancement of all or any portion of the approximately $18.0 million gross available under our current senior debt facility is in the sole and absolute discretion of the senior lenders and no senior lender is obligated to fund all or any part of the requested funding. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional capital expenditures and/or repay or refinance a portion or all of our outstanding debt over the next twelve months.

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

The Company maintains additional sources of liquidity including $941,000 of cash on-hand, and existing receivables of $451,000. If we are successful in consummating a Debt Conversion and Equity Investment similar to the DGL Transaction recently terminated by DGL (described above), we would convert all but approximately $6 million of our fixed debt into equity, modify the terms of the surviving debt to be more favorable to us, and receive an aggregate of $12 million in additional equity financing, which funds would be used to fund our drilling plans after payment of transaction-related fees and expenses.

As of September 30, 2017, the Company had a working capital deficit of $1.8 million. We plan to manage this working capital deficit through the use of our existing cash resources and collections of accounts receivable as well as by managing payment terms with vendors, as necessary. This deficit includes revenue held in suspense, unpaid vacation compensation, estimated 2018 taxes, PIK interest, principal and other payables that will not require payment over the next 12 months, and we believe that liabilities due within the next 12 months should be covered by our $1.6 million in current assets.

We acknowledge that adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise funds in the future by issuing equity securities (including in connection with a Debt Conversion and Equity Investment similar to the DGL Transaction recently terminated by DGL and additional sales under the “at the market offering”), dilution to existing shareholders will result, and such securities may have rights, preferences, and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

Financial Summary

We had total current assets of $1.6 million as of September 30, 2017, including cash of $0.9 million, compared to total current assets of $1.3 million as of December 31, 2016, including a cash balance of $0.7 million.

We had total assets of $56.2 million as of September 30, 2017 compared to $58.8 million as of December 31, 2016. Included in total assets as of September 30, 2017 and December 31, 2016, were $54.5 million and $57.4 million, respectively, of proved oil and gas properties subject to amortization. We have no unproved oil and gas properties not subject to amortization.

We had total liabilities of $70.1 million as of September 30, 2017, including current liabilities of $3.3 million, compared to total liabilities of $60.7 million as of December 31, 2016, including current liabilities of $3.3 million.

We had negative working capital of $1.8 million, a total shareholders’ deficit of $13.9 million and a total accumulated deficit of $114.8 million as of September 30, 2017, compared to negative working capital of $2.0 million, a total shareholders’ deficit of $2.0 million and a total accumulated deficit of $101.7 million as of December 31, 2016.

See also the description of the Company’s accounts receivable (Note 6), Notes Payable (Note 8), and related party transactions (Note 12), as described in the footnotes to the Company’s consolidated financial statements included in Part I, Item 1, of this report, which are incorporated herein by reference, for more details regarding the Company’s balance sheet line items.

Cash Flows From Operating Activities. We had net cash used in operating activities of $218,000 for the nine months ended September 30, 2017, which was a decrease in cash used of $5,876,000 compared to the prior year’s period of $6,094,000. This decrease was primarily due to a lower net loss and favorable changes in accounts payable and accrued expenses during the current period compared to the prior period.

Cash Flows From Investing Activities. We had no net cash used by investing activities for the nine months ended September 30, 2017, which was a decrease in cash used of $74,000 compared to the prior year’s period of $74,000. Net cash used by investing activities for the nine months ended September 30, 2016 was due to $74,000 of drilling costs paid.

Cash Flows From Financing Activities. We had net cash provided by financing activities of $500,000 for the nine months ended September 30, 2017, compared to net cash provided by financing activities of $5,722,000 for the prior year’s period.  The change from the prior period was primarily due to the proceeds of $6,295,000 from notes payable collected in the prior period.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted.   The Company adopted the standard as of January 1, 2017. There was no impact of the standard on its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017, that our disclosure controls and procedures were not effective due to the fact that outside independent testing is currently not being performed to reduce G&A expenses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in (a) the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on March 27, 2017 (the “Form 10-K”); and (b) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on August 10, 2017 (the “Form 10-Q”), other than as described below, and investors are encouraged to review such risk factors in the Form 10-K and Form 10-Q, prior to making an investment in the Company. Investors should note that due to the termination of the August 17, 2017 Subscription Agreement, as discussed above, the risk factors in the Form 10-Q relating to the Debt Conversion and Equity Investment transaction contemplated by the Subscription Agreement are no longer material to the Company, provided that the other risk factors described therein continue to be material, including, but not limited to, the risks associated with the Company not completing a transaction similar to the previously contemplated Subscription Agreement in the future.

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

PEDEVCO Corp.

November 9, 2017	By:	/s/ Michael L. Peterson
Michael L. Peterson
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 9, 2017	By:	/s/ Gregory L. Overholtzer
Gregory L. Overholtzer
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date	File Number

10.1	At Market Issuance Sales Agreement, dated September 29, 2016, by and among PEDEVCO CORP. and National Securities Corporation	8-K	1.1	September 29, 2016	001-35922
10.2	Series B Convertible Preferred Stock and Warrant Subscription Agreement, dated August 17, 2017, entered into by and among PEDEVCO Corp., Dragon Gem Limited, and Absolute Frontier Limited	8-K	10.1	August 18, 2017	001-35922
10.3	Form of Warrant for the Purchase of Common Stock	8-K	10.2	August 18, 2017	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.