Form 10-K
period 2017-12-31
PEDEVCO CORP
filed 2018-03-29
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
NYSE American

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 based upon the closing price reported on such date was approximately $3,360,000. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2017, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 27, 2018, 7,278,754 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

Forward Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS “BELIEVES,” “EXPECTS,” “ANTICIPATES,” “INTENDS,” “PROJECTS,” “ESTIMATES,” “PLANS,” “MAY INCREASE,” “MAY FLUCTUATE” AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS “SHOULD”, “WOULD”, “MAY” AND “COULD” ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING “RISK FACTORS.” ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2017. AS USED HEREIN, THE “COMPANY,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO PEDEVCO CORP. (D/B/A PACIFIC ENERGY DEVELOPMENT), WHICH WAS KNOWN AS BLAST ENERGY SERVICES, INC. UNTIL JULY 30, 2012, AND ITS WHOLLY-OWNED AND PARTIALLY-OWNED SUBSIDIARIES, BLAST AFJ, INC., PACIFIC ENERGY DEVELOPMENT CORP., WHITE HAWK PETROLEUM, LLC (DISSOLVED EFFECTIVE NOVEMBER 30, 2016), PACIFIC ENERGY & RARE EARTH LIMITED (DISSOLVED EFFECTIVE AUGUST 11, 2017), BLACKHAWK ENERGY LIMITED (TO BE DISSOLVED EFFECTIVE MAY 1, 2018), RED HAWK PETROLEUM, LLC, PACIFIC ENERGY DEVELOPMENT MSL LLC (DISSOLVED EFFECTIVE SEPTEMBER 30, 2016), WHITE HAWK ENERGY, LLC, AND PEDEVCO ACQUISITION SUBSIDIARY, INC. (DISSOLVED EFFECTIVE APRIL 26, 2016), UNLESS OTHERWISE STATED.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;

●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	future acquisition transactions; and
●	estimated future reserves and the present value of such reserves; and plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” on page 28, and readers are encouraged to review that section.

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

Business Operations

Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of December 31, 2017, we held approximately 10,961 net D-J Basin acres located in Weld County, Colorado through our wholly-owned subsidiary Red Hawk Petroleum, LLC (“Red Hawk”), which acreage is located in the Wattenberg and Wattenberg Extension areas of the D-J Basin, which we refer to as our “D-J Basin Asset.” As of December 31, 2017, we held interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 25 gross (4.9 net) wells are non-operated, and 22 wells have an after-payout interest. During the quarter-ended December 31, 2017, the Company produced an average of approximately 189 net barrels of oil equivalent per day (“BOEPD”) from its D-J Basin Asset.

We have listed below the total production volumes and total revenue net to the Company for the years ended December 31, 2017, 2016, and 2015 attributable to our D-J Basin Asset that would be net to our interest if reported on a consolidated basis, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor Energy Technology LLC (“Condor”), an entity we had a 20% interest in which we divested in February 2015.

	For the Years Ended December 31,
	2017	2016	2015
Oil
Total Production (Bbls)	52,260	92,966	117,365
Average sales price (per Bbl)	$47.15	$36.98	$41.13
Natural Gas:
Total Production (Mcf)	100,254	168,555	224,222
Average sales price (per Mcf)	$2.97	$2.04	$2.16
NGL:
Total Production (Mcf)	73,254	66,033	24,815
Average sales price (per Mcf)	$3.46	$2.82	$1.81
Oil Equivalents:
Total Production (Boe) (1)	81,178	132,064	158,870
Average Daily Production (Boe/d)	222	362	435
Average Production Costs (per Boe)(2)	$13.62	$9.55	$7.29
_________________________

(1)	Assumes 6 Mcf of natural gas and NGL equivalents to 1 barrel of oil.

(2)	Excludes workover costs, marketing, ad valorem and severance taxes.

Business Strategy

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next twenty four months will be focused on the development of our D-J Basin Asset. Our development plan calls for the development of approximately $8.37 million in capital expenditures in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 2.1 net wells in our D-J Basin Asset in 2018 (with an additional 6.4 net wells to be drilled and completed in 2019 for a combined total 2018-2019 drilling capital budget of $34.85 million). We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through National Securities Corporation under our current “at the market offering” (of which $1.359 million remains available for issuance, subject to limitation under the SEC’s “Baby Shelf Rules”), and approximately $18.0 million gross available under our current senior debt facility will be sufficient to fund our drilling plans and our operations through 2019, noting that the advancement of all or any portion of the approximately $18.0 million gross available under our current senior debt facility is in the sole and absolute discretion of the senior lenders and no senior lender is obligated to fund all or any part of the requested funding (See “Part I, Item 1. Business” — “Material 2016-2017 Transactions” — “Senior Debt Restructuring” and “Part I” – “Item 1A. Risk Factors”, including “Our Tranche A Notes and Tranche B Notes include various covenants, reduces our flexibility, increases our interest expense and may adversely impact our operations and our costs.”). In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2018-2019 capital expenditures and/or repay or refinance a portion or all of our outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020. The availability of additional borrowings under the senior debt facility is subject to the Company providing matching funds for all amounts borrowed, which additional borrowed funds may only be used to fund development costs.

During 2017, the Company focused primarily on maintaining oil and gas production levels, keeping operational costs down, and seeking to restructure and/or satisfy its senior debt through a variety of means, including, but not limited to, pursuing potential equity investments, debt restructuring transactions, and business combinations. The Company continues to pursue such transactions, although there can be no guarantee that the Company will be successful in its efforts to restructure and/or satisfy its senior debt. See “Risk Factors” below.

Management is continually reviewing the recoverability of its oil and gas assets given the reduction of crude oil and natural gas prices during the year. Over the course of the year, we have identified acreage that we believe has a low probability of development in the near future and have not renewed such leases where appropriate and impaired the values as necessary. We believe that a significant portion of the effects of lower crude oil prices are now being offset by the continuing reduction of drilling and completion, collection, selling and LOE costs. We believe the leases we currently plan to develop in our 2018-2019 development plan continue to be economic due to our estimates of total recoverable reserves, expected production rates and the continued reduction in development and operational costs through this year. The recoverability of our oil and gas assets is dependent on our ability to secure sufficient funds to develop our properties. If we are unable to have access to our credit facilities or alternative financing transactions, and crude oil prices stay at their current prices or go lower or if the new development and operational costs do not hold or such costs return to higher levels, Company management may deem it appropriate in the future to impair certain of our oil and gas properties in the event we determine we will not be able to fully develop our drilling program.

The following chart reflects our current organizational structure:

 *Represents percentage of total voting power based on 7,278,754 shares of common stock and 66,625 shares of Series A Convertible Preferred Stock (solely on an issued and outstanding basis) outstanding as of March 27, 2018, with beneficial ownership calculated in accordance with Rule 13d-3 under the Exchange Act (but without reflecting the conversion of convertible securities into voting securities, including, notably, approximately 2,175,208 shares of common stock issuable to MIEJ Holdings Corporation upon conversion of principal and interest accrued through March 31, 2018 under the New MIEJ Note at a “floor price” of $3.00 per share – See “Part III” – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Liquidity Outlook” – “Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note” and see also “Part III” — “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Our board of directors also brings extensive oil and gas industry experience, headed by our Chairman Frank C. Ingriselli, an international oil and gas industry veteran with nearly 40 years of experience in the energy industry, including as the President of Texaco International Operations Inc., President and Chief Executive Officer of Timan Pechora Company, President of Texaco Technology Ventures, and President, Chief Executive Officer, Chairman and founder of Erin Energy Corp. Also on our Board sits Ms. Elizabeth P. Smith, who served in numerous executive-level capacities at Texaco, including as Corporate Compliance Officer, Director of Investor Relations, Vice President of Corporate Communications, and Vice President of Texaco Inc. with responsibility and oversight of Texaco’s Shareholder Services Group, and Adam McAfee, a Certified Management Accountant and “audit committee financial expert” with over 30 years’ experience, with prior positions at Nevo Energy, Inc., Aemetis, Inc., Apple Computer and others.

Key Advisors. Our key advisors include Tenet Advisory Group, LLC, which we refer to as TAG, and other industry veterans. The TAG team replaced South Texas Reservoir Alliance (“STXRA”) as our contract operator with respect to our D-J Basin operations in January 2017, pursuant to a customary written engagement providing for hourly billing for work performed by TAG for us, and terminable upon 60 days prior notice by either party. TAG has experience in drilling and completing horizontal wells, including over 150 horizontal wells with lengths exceeding 4,000 feet from 2010 to 2017, as well as experience in both slick water and hybrid multi-stage hydraulic fracturing technologies and in the operation of shale wells and fields. The TAG team has over 130 years of combined technical oil and gas experience covering reservoir engineering, geology, geophysics, drilling, completion, production operations, land and marketing across multiple producing regions and basins including East Texas, Onshore and Offshore Gulf Coast, Permian Basin, Mid-Continent and the Rockies. We believe that our relationship with TAG will supplement the core competencies of our management team and provide us with petroleum and reservoir engineering, petrophysical, and operational competencies that will help us to evaluate, acquire, develop, and operate petroleum resources into the future.

Significant acreage positions and drilling potential. We have accumulated interests in a total of approximately 10,961 net acres in our core D-J Basin Asset operating area, which we believe represents a significant unconventional resource play. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we believe our current D-J Basin Asset could contain up to approximately 137 potential net wells based on 80 acre spacing, providing us with a substantial drilling inventory for future years.

Marketing

The prices we receive for our oil and natural gas production fluctuate widely. The past years’ collapse in oil prices was among the most severe on record. The daily NYMEX WTI oil spot price went from a high of $107.95 per Bbl in June 2014 to low of $26.19 per Bbl in February 2016, the lowest settlement in over a decade and rebounding up 100% from its February 2016 low but still approximately 50% off its June 2014 high. The drop and volatility in crude oil pricing is due in large part to increased production levels, crude oil inventories and recessed global economic growth. Oil prices are also impacted by real or perceived geopolitical risks in oil producing regions, the relative strength of the U.S. dollar, weather and the global economy. We expect, and have already begun to see, that depressed oil prices will lead to cuts in the exploration and production budgets to reduce incremental oil supply, which should ultimately restore equilibrium to the world oil market and rebalance oil prices. Decreases in these commodity prices adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production occur from time to time due to downstream pipeline system failure, capacity issues and scheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations can curtail our production capabilities and ability to maintain a steady source of revenue for our company. In addition, demand for natural gas has historically been seasonal in nature, with peak demand and typically higher prices during the colder winter months. See “Risk Factors” below.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers. As a consequence, the prices we receive for crude oil move up and down in direct correlation with the oil market as it reacts to supply and demand factors. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

We are a party to a 12-month crude oil purchase contract with a third party buyer, expiring December 31, 2018, pursuant to which the buyer purchases the crude oil produced from our 14 operated wells in our D-J Basin Asset, at a price per barrel equal to the average of the New York Mercantile Exchange’s ("NYMEX") daily settle quoted price for Cushing/WTI for trade days only during a calendar month, applicable to product delivered during any such calendar month, less a per barrel differential of $3.15. The crude oil is purchased at the wellhead, and we do not bear any incremental transportation costs.

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

In connection with our March 2014 acquisition of certain D-J Basin assets from Continental Resources, Inc. (which we refer to as the “Continental Acquisition”), we became a party to a Gas Purchase Contract, dated December 1, 2011, with DCP Midstream, LP (which we refer to as “DCP”), pursuant to which we have agreed to sell, and DCP has agreed to purchase, all gas produced from six (6) of our D-J Basin Asset operated wells and surrounding lands located in Weld County, Colorado, at a purchase price equal to 83% of the net weighted average value for gas attributable to us that is received by DCP at its facilities sold during the month, less a $0.06/gallon local fractionation fee, for a period of ten years, terminating December 1, 2021.

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

Oil and Gas Properties

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld County, Colorado. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for 2018 will be focused on the development of our D-J Basin Asset.

Unless otherwise noted, the following table presents summary data for our leasehold acreage in our core D-J Basin Asset as of December 31, 2017 and our drilling capital budget with respect to this acreage from January 1, 2018 to December 31, 2019. If commodity prices do not increase significantly, we may delay drilling activities. The ultimate amount of capital we will expend may fluctuate materially based on, among other things, market conditions, commodity prices, asset monetizations, the success of our drilling results as the year progresses, and availability of capital (see “Part I” – “Item 1A. Risk Factors”.)

				Drilling Capital Budget January 1, 2018 - December 31, 2019
Current Core Assets:	Net Acres	Acre Spacing	Potential Net Wells (1)	Net Wells	Gross Costs per Well (2)	Capital Cost to the Company (2)
D-J Basin Asset	10,961	80	137	-	-	-
Short lateral				2.14	$3,601,000	$7,697,000
Long lateral				6.38	$4,254,000	$27,155,000
Total Assets	10,961		137	8.52		$34,852,000

(1)
Potential Net Wells are calculated using 80 acre spacing, and not taking into account additional wells that could be drilled as a result of forced pooling in Niobrara, Colorado, where the D-J Basin Asset is located, which allows for forced pooling, and which may create more potential gross drilling locations than acre spacing alone would otherwise indicate.

(2)
Costs per well are gross costs while capital costs presented are net to our working interests. We plan to drill and complete 1.07 net short lateral and 1.06 net extended reach lateral wells in 2018 with a net cost to us of $8,374,000 in 2018.

D-J Basin Asset

We directly hold all of our interests in the D-J Basin Asset through our wholly-owned subsidiary, Red Hawk. These interests are all located in Weld County, Colorado. Red Hawk is currently the operator of 14 gross (12.5 net) wells located in our D-J Basin Asset. Our D-J Basin Asset acreage is located in the areas circled in the map below.

Weld County
WYOMING
COLORADO
Oil Window
Weld
Greeley
Morgan
Denver
12N
11N
10N
9N
8N
7N
6N
5N
4N
3N
2N
1N
1S
2S
3S
69W
68W
67W
66W
65W
64W
63W
62W
61W
60W
59W

Non-Core Assets

We own 23,182,880 shares of common stock of Caspian Energy, a Canadian publicly-traded company, representing approximately 5% of its common stock. Caspian Energy holds the rights to explore and develop certain oil and gas properties in the Republic of Kazakhstan known as the North Block, a 1,470 square kilometer area located in the vicinity of the Kazakh pre-Caspian Basin. Our Chairman, Mr. Frank Ingriselli, also serves as Chairman of Caspian Energy. As partial consideration paid by the Company to Golden Globe Energy (US), LLC (“GGE”) to restructure certain junior Company debt held by GGE’s affiliates in May 2016, the Company provided GGE an option to acquire all of the Company’s interests in Caspian Energy for an option exercise price of $100,000, which expires May 12, 2019.

Our Core Areas

The majority of our capital expenditure budget for the period from January 2018 to December 2018 will be focused on the development of our core oil and natural gas properties located in the D-J Basin Asset. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

D-J Basin Asset

As of December 31, 2017 we held 10,961 net acres in oil and natural gas properties related to our D-J Basin Asset. We currently own direct interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 25 gross (4.9 net) wells are non-operated, and 22 wells have an after-payout interest.

Our development plan calls for the development of approximately $8.37 million in capital expenditures in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 2.1 net wells in our D-J Basin Asset in 2018 (with an additional 6.4 net wells to be drilled and completed in 2019 for a combined total 2018-2019 drilling capital budget of $34.85 million). We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through National Securities Corporation under our current “at the market offering,” and approximately $18.0 million gross available under our current senior debt facility, will be sufficient to fund our drilling plans and our operations through 2019 (see “Part I” – “Item 1A. Risk Factors”, including “Our Tranche A Notes and Tranche B Notes include various covenants, reduces our flexibility, increases our interest expense and may adversely impact our operations and our costs.”). In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2018-2019 capital expenditures and/or repay or refinance a portion or all of our outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020. The availability of additional borrowings under the senior debt facility is subject to the Company providing matching funds for all amounts borrowed, which additional borrowed funds may only be used to fund development costs.

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

 Material 2016-2017 Transactions

Senior Debt Restructuring

On May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank (subsequently assigned to CadleRock IV, LLC, effective March 9, 2018), BHLN-Pedco Corp. (“BHLN”), BBLN-Pedco Corp. (“BBLN”), and RJC Credit LLC (“RJC”)(together with BHLN and BBLN, the “Tranche A Investors” and the “Lenders”), and BAM Administrative Services LLC, as agent for the Lenders (the “Agent”) (upon notice received from the Agent on October 10, 2017, the Agent resigned as agent for the Lenders effective December 31, 2017, and no replacement agent has been designated by the Lenders subsequent to such date). The Amended NPA amended and restated the March 2014 Senior Notes (as defined and discussed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources-Secured Debt Funding”), and the Company issued new Senior Secured Promissory Notes to each of the Lenders (collectively, the “Tranche B Notes”) in a transaction that qualified as a troubled debt restructuring. RJC is also a party to the RJC Junior Note (discussed below)(the “Senior Debt Restructuring”).

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

To guarantee RJC’s obligation in connection with the RJC Fundings as required under the Amended NPA, GGE entered into a Share Pledge Agreement with the Company, dated May 12, 2016 (the “GGE Pledge Agreement”), pursuant to which GGE agreed to pledge an aggregate of 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 1,000,000 shares of Company common stock), which pledged shares are subject to automatic cancellation and forfeiture based on a schedule set forth in the GGE Share Pledge Agreement, in the event RJC fails to meet each of its RJC Funding obligations pursuant to the Amended NPA. To date, RJC has not met its RJC Funding obligations under the Amended NPA and the Company is entitled to cancel and forfeit 10,000 shares of the Company’s Series A Convertible Preferred Stock held by GGE (convertible into 1,000,000 shares of Company common stock) pursuant to the terms of the GGE Pledge Agreement, which determination to cancel shares has not been made, and which shares have not been cancelled, as of the date of this filing.

As additional consideration for the entry into the Amended NPA and transactions related thereto, the Company has granted to BHLN and BBLN, warrants exercisable for an aggregate of 596,280 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3 year term, are transferrable, and are exercisable on a cashless basis at any time at $2.50 per share. The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The fair value of the Investor Warrants issued is approximately $707,000 based on the Black-Scholes option pricing model. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $636,000.

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Senior Notes. In addition, warrants exercisable for an aggregate of 34,913 shares of the Company’s common stock at an exercise price of $15.00 per share and warrants exercisable for an aggregate of 120,104 shares of the Company’s common stock at an exercise price of $7.50 per share previously granted by the Company to certain of the Lenders on September 10, 2015, in connection with prior interest payment deferrals have been amended and restated to provide that all such warrants are exercisable on a cashless basis and include a Blocker Provision (the “Amended and Restated Warrants”).

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

Junior Debt Restructuring

On May 12, 2016, the Company entered into an Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”), pursuant to which the Company and RJC agreed to amend the RJC Junior Note (described and defined below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity and Capital Resources” - “Secured Debt Funding”), to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of the date of the parties’ entry into the Second Amendment, and add it to note principal, making the then current outstanding principal amount of the RJC Junior Note $9,379,000, (ii) extend the “Termination Date” thereunder (i.e., the maturity date) from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred, due and payable on the Termination Date, with all future interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued, and (iv) subordinate the RJC Junior Note to the New Senior Notes.

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

GOM Holdings, LLC Merger Agreement

On December 29, 2015, the Company entered into an Agreement and Plan of Merger (the “GOM Merger Agreement”) with White Hawk Energy, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and GOM Holdings, LLC (“GOM”). The GOM Merger Agreement provided for the Company’s acquisition of GOM through an exchange of certain of the shares of the Company’s common and preferred stock (the “Consideration Shares”), for 100% of the limited liability company membership units of GOM (the “GOM Units”), with the GOM Units being received by Merger Sub and GOM receiving the Consideration Shares (the “Merger”).

On June 22, 2017, the Company terminated its then pending merger with GOM, in order to pursue an alternative transaction with a Hong Kong-based investor group as contemplated pursuant to a non-binding term sheet entered into by the Company and the investor group, which transaction was similarly terminated on September 29, 2017.

Amendment to the 2012 Equity Incentive Plan

At the Company’s Annual Meeting of Stockholders held on December 28, 2017 (the “Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s 2012 Equity Incentive Plan (the “Plan”) to increase by 1,500,000, the number of shares of common stock reserved for issuance under the Plan to a total of 3,000,000 shares.

Reverse Stock Split

On March 27, 2017, pursuant to the authorization provided by the Company’s stockholders at the Company’s December 28, 2016 annual meeting, and in order to meet the continued listing standards of the NYSE American, the Board of Directors approved the filing of a Certificate of Amendment to the Company’s Certificate of Formation with the Secretary of State of Texas to effect a 1-for-10 reverse stock split of all outstanding common stock shares of the Company, which was effective on April 7, 2017.

The effect of the reverse stock split was to combine each 10 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share. Proportional adjustments were also made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans.

The effect of the reverse stock split has been retroactively affected throughout this report.

Restricted Stock and Option Awards

On December 28, 2017, the Company granted 150,000 shares of restricted Company common stock under the Amended and Restated 2012 Equity Incentive Plan (the “Plan”) to each member of the Company’s Board of Directors – Messrs. Ingriselli, McAfee and Steinberg, and Ms. Smith – which shares vest on the date in 2018 that corresponds with each director’s original appointment date to the Company’s Board of Directors as a non-employee director, in each case subject to the recipient of the shares being a member of the Company’s Board of Directors on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and the recipient. These shares were granted in accordance with the terms of the Company’s Board Compensation Program, as revised by the Board of Directors for the 2018 year to reduce the number of shares of restricted Company common stock issuable to each director to a fixed 150,000 shares rather than shares valued at $60,000 as of the date of grant, which would have otherwise exceeded 150,000 shares granted to each director.

In addition, on December 28, 2017, in connection with the Company’s annual compensation review process, the Company granted restricted stock awards to Messrs. Michael L. Peterson (President and Chief Executive Officer) and Clark R. Moore (Executive Vice President, General Counsel and Secretary), of 410,000 and 260,000 shares, respectively, and options to purchase 150,000 shares of common stock to Gregory Overholtzer (Chief Financial Officer), which options have an exercise price of $0.3088 per share and expire in five (5) years from the date of grant. The restricted stock and option awards were granted under the Plan, as amended. The restricted stock and option awards vest as follows: 50% of the shares/options on the six (6) month anniversary of December 28, 2017 (the “Grant Date”); (ii) 30% on the twelve (12) month anniversary of the Grant Date; and (iii) 20% on the eighteen (18) month anniversary of the Grant Date, in each case subject to the recipient of the shares or options being an employee of or consultant to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement or Stock Option Agreement, as applicable, entered into by and between the Company and the recipient.

Notice of Delisting of Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On December 27, 2016, the Company received notice from the NYSE American LLC (the “Exchange”) that the Company is not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (“Company Guide”) since it reported stockholders’ equity of less than $6,000,000 at September 30, 2016 and has incurred net losses in its five most recent fiscal years ended December 31, 2015.

Receipt of the letter did not have any immediate effect upon the listing of the Company’s common stock, provided that in order to maintain its listing on the Exchange, the Exchange has requested that the Company submit a plan of compliance (the “Plan”) by January 27, 2017 addressing how the Company intends to regain compliance with Section 1003(a)(iii) of the Company Guide by June 27, 2018.

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

On May 3, 2017, the Company received notice from the Exchange that the Company was not in compliance with Sections 1003(a)(i) and (ii) (as well as Section (iii) as described above) of the Company Guide since it reported stockholders’ equity of less than $2,000,000 at December 31, 2016 and had incurred net losses in its five most recent fiscal years ended December 31, 2016. No new or revised Plan was required to be submitted by the Exchange, and the Company believes it is making progress consistent with the Exchange-approved Plan.

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

Beginning in 2014, the oil and natural gas industry began to experience a sharp decline in commodity prices, with the daily NYMEX WTI oil spot price went from a high of $107.95 per Bbl in June 2014 to low of $26.19 per Bbl in February 2016, the lowest settlement in over a decade. This recent decline in oil prices has resulted in a slowing of the pace of U.S. shale oil production, with Baker Hughes’ rig count data showing a decrease in the number of oil rigs operating in the DJ-Niobrara from 42 rigs at the end of December 2014 to 26 rigs at the end of December 2017. However, this has also led to average drilling and completion costs for wells in the DJ-Niobrara significantly dropping from between $4.3 million (short-lateral) and $8.3 million (long lateral) per well in early 2015 to between $3.6 million and $4.3 million per well currently, which reduced costs partially offset the decline in commodity prices, resulting in new shale oil wells drilled in more thermally mature formations of the DJ-Niobrara expected to continue to yield positive economic returns.

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

In addition to the regulation of natural gas pipeline transportation, FERC has additional, jurisdiction over the purchase or sale of gas or the purchase or sale of transportation services subject to FERC’s jurisdiction pursuant to the Energy Policy Act of 2005 (“EPAct 2005”). Under the EPAct 2005, it is unlawful for “any entity,” including producers such as us, that are otherwise not subject to FERC’s jurisdiction under the Natural Gas Act of 1938 (“NGA”) to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives FERC authority to impose civil penalties for violations of the NGA and the Natural Gas Policy Act of 1978 up to $1.2 million per day, per violation. The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under FERC Order No. 704 (defined below).

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

In addition to FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the Federal Trade Commission (“FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007, intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1 million per violation per day. In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to oil purchases and sales. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1.1 million or triple the monetary gain to the person for each violation.

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

Additionally, on January 29, 2018, in Martinez v. Colorado Oil and Gas Conservation Commission, the Colorado Supreme Court agreed to review a ruling by the Colorado Court of Appeals that held that the Colorado Oil & Gas Conservation Commission (“COGCC”) had incorrectly concluded that it lacked statutory authority to undertake a proposed rulemaking “to suspend the issuance of permits that allow hydraulic fracturing until it can be done without adversely impacting human health and safety and without impairing Colorado’s atmospheric resource and climate system, water, soil, wildlife, or other biological resources.” The Colorado Court of Appeals concluded that Colorado’s Oil and Gas Conservation Act mandated that oil and gas development “be regulated subject to the protection of public health, safety, and welfare, including protection of the environment and wildlife resources.” The Colorado Supreme Court said it would consider whether the Colorado Court of Appeals erred in determining that the COGCC misinterpreted the Oil and Gas Conservation Act as “requiring a balance between oil and gas development and public health, safety, and welfare.”

The following is a summary of the more significant existing and proposed environmental and occupational safety and health laws, as amended from time to time, to which our business operations are or may be subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Wastes

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in December 2016, environmental groups and the EPA entered into a consent decree to address EPA's alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and natural gas wastes, from regulation as hazardous wastes under RCRA. Under this consent decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. If the EPA proposes a rulemaking for revised oil and natural gas regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Stricter regulation of wastes generated during our operations could result in an increase in our, as well as the oil and natural gas exploration and production industry’s, costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

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

Water Discharges

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In June 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) published a final rule to revise the definition of "waters of the United States" (“WOTUS”) for all Clean Water Act programs, but legal challenges to this rule followed and the rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals in October 2015. In response to this decision, the EPA and the Corps resumed nationwide use of the agencies' prior regulations defining the term "waters of the United States." However, in January 2018, the U.S. Supreme Court ruled that the rule revising the WOTUS definition must first be reviewed in the federal district courts, which could result in a withdrawal of the stay by the Sixth Circuit. In addition, the EPA has issued proposals to repeal the rule revising the WOTUS definition and to delay its implementation until 2020 to allow time for the EPA to reconsider the definition of the term "waters of the United States." To the extent this rule or a revised rule expands the scope of the CWA's jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas in connection with any expansion activities. Federal and state regulatory agencies may impose substantial administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations, including spills and other non-authorized discharges. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

Subsurface Injections

In the course of our operations, we produce water in addition to oil and natural gas. Water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and ultimately increase the cost of our operations. For example, in response to recent seismic events near belowground disposal wells used for the injection of oil and natural gas-related wastewaters, regulators in some states, including Colorado, have imposed more stringent permitting and operating requirements for produced water disposal wells. In Colorado, permit applications are reviewed specifically to evaluate seismic activity and, as of 2011, the state has required operators to identify potential faults near proposed wells, if earthquakes historically occurred in the area, and to accept maximum injection pressures and volumes based on fracture gradient as conditions to permit approval. Additionally, legal disputes may arise based on allegations that disposal well operations have caused damage to neighboring properties or otherwise violated state or federal rules regulating waste disposal. These developments could result in additional regulation, restriction on the use of injection wells by us or by commercial disposal well vendors whom we may use from time to time to dispose of wastewater, and increased costs of compliance, which could have a material adverse effect on our capital expenditures and operating costs, financial condition, and results of operations.

Air Emissions

The Clean Air Act (the “CAA”) and comparable state laws restrict the emission of air pollutants from many sources, such as, for example, tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be charged royalties on natural gas losses or required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion (“ppb”) for the 8-hour primary and secondary ozone standards to 70 ppb for both standards. On June 6, 2017, the EPA extended the deadline for promulgating initial area designations by one year. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to our operations. In addition, during the fall of 2016, the EPA also issued final Control Techniques Guidelines (“CTGs”) for reducing volatile organic compound emissions from existing oil and natural gas equipment and processes in ozone non-attainment areas, including the Denver Metro North Front Range Ozone 8-hour Non-Attainment area. In 2017, as part of the federal CTG process for oil and natural gas, Colorado began a stakeholder and rulemaking effort to compare the CTGs to existing Colorado requirements to ensure they meet applicable federal requirements. This process could result in new or more stringent air quality control requirements applicable to our operations. In another example, in June 2016, the EPA finalized a revised rule regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent permitting requirements. Compliance with these or other air pollution control and permitting requirements have the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which costs could have a material adverse impact on our business and results of operations.

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

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published the New Source Performance Standards (“NSPS”) Subpart OOOOa standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices. However, in April 2017, the EPA announced that it would review this methane rule for new, modified and reconstructed sources and initiated reconsideration proceedings to potentially revise or rescind portions of the rule. In June 2017, the EPA also proposed a two-year stay of certain requirements of the methane rule pending the reconsideration proceedings; however, the rule remains in effect in the meantime. Similarly, in November 2016, the federal Bureau of Land Management (“BLM”) issued a final rule to reduce methane emissions by regulating venting, flaring, and leaks from oil and gas operations on federal and American Indian lands. However, in December 2017, BLM finalized a suspension of certain requirements of the rule until 2019. That suspension is now being challenged in court, and substantial uncertainty exists with respect to implementation of the rule.

On the international level, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. In follow-up to an earlier announcement by President Trump, in August 2017, the U.S. Department of State officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHG or otherwise limit emissions of GHG from our equipment and operations could result in increased costs to reduce emissions of GHG associated with our operations as well as delays or restrictions in our ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil, natural gas and NGL we produce and lower the value of our reserves, which devaluation could be significant. One or more of these developments could have a materially adverse effect on our business, financial condition and results of operations. Additionally, it should be noted that increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations. Finally, notwithstanding potential risks related to climate change, the International Energy Agency, an autonomous intergovernmental organization involved in international energy policy, estimates that global energy demand will continue to rise and will not peak until after 2040 and oil and gas will continue to represent a substantial percentage of global energy use over that time. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.

Hydraulic Fracturing Activities

 Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into targeted geological formations to fracture the surrounding rock and stimulate production.  Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Additionally, the EPA published in June 2016 an effluent limitations guideline final rule pursuant to its authority under the SDWA prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; asserted regulatory authority in 2014 under the SDWA over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule in March 2015 establishing new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands including well casing and wastewater storage requirements and an obligation for exploration and production operators to disclose what chemicals they are using in fracturing activities. However, following years of litigation, the BLM rescinded the rule in December 2017. Also, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In the event that a new, federal level of legal restrictions relating to the hydraulic fracturing process is adopted in areas where we operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

At the state level, Colorado, where we conduct operations, is among the states that has adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well-construction requirements on hydraulic fracturing operations. Moreover, states could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Also, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives that, if approved, would allow revisions to the state constitution in a manner that would make such exploration and production activities in the state more difficult in the future. However, during the November 2016 voting process, one proposed amendment placed on the Colorado state ballot making it relatively more difficult to place an initiative on the state ballot was passed by the voters. As a result, there are more stringent procedures now in place for placing an initiative on a state ballot. In addition to state laws, local land use restrictions may restrict drilling or the hydraulic fracturing process and cities may adopt local ordinances allowing hydraulic fracturing activities within their jurisdictions but regulating the time, place and manner of those activities. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, including, for example, on federal and American Indian lands, we could incur potentially significant added cost to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

In the event that local or state restrictions or prohibitions are adopted in areas where we conduct operations, including the D-J Basin in Colorado, that impose more stringent limitations on the production and development of oil and natural gas, including, among other things, the development of increased setback distances, we and similarly situated oil and natural exploration and production operators in the state may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we and similarly situated operates are ultimately able to produce from our reserves. Any such increased costs, delays, cessations, restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, including, for example, on federal and American Indian lands, we could incur potentially significant added cost to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

Moreover, because most of our operations are conducted in a particular area, the D-J Basin in Colorado, legal restrictions imposed in that area will have a significantly greater adverse effect than if we had our operations spread out amongst several diverse geographic areas. Consequently, in the event that local or state restrictions or prohibitions are adopted in the D-J Basin in Colorado that impose more stringent limitations on the production and development of oil and natural gas, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves. Any such increased costs, delays, cessations, restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

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

Endangered Species and Migratory Birds Considerations

The federal Endangered Species Act (“ESA”), and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or that species’ habitat. Similar protections are offered to migrating birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species, such as the sage grouse, that potentially could be listed as threatened or endangered under the ESA may exist. Moreover, as a result of one or more agreements entered into by the U.S. Fish and Wildlife Service, the agency is required to make a determination on listing of numerous species as endangered or threatened under the ESA pursuant to specific timelines. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

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

Employees

At December 31, 2017, we employed 6 people and also utilize the services of independent contractors to perform various field and other services. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

NGL. Natural gas liquids.

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

Risks Related to the Oil, NGL and Natural Gas Industry and Our Business

Continuation of the recent declines, or further declines, in oil and, to a lesser extent, NGL and natural gas prices, will adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 53% of our estimated proved reserves as of December 31, 2017 were oil, our financial results are more sensitive to movements in oil prices. Since mid-2014, the price of crude oil has significantly declined. As a result, we experienced significant decreases in crude oil revenues and recorded asset impairment charges driven by commodity price declines. A prolonged period of low market prices for oil and natural gas, like the current commodity price environment, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices may cause further decline in our stock price. During the year ended December 31, 2017, the daily NYMEX WTI oil spot price ranged from a high of $60.46 per Bbl to a low of $42.48 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $3.30 per MMBtu to a low of $2.82 per MMBtu.

We have a limited operating history and expect to continue to incur losses for an indeterminable period of time.

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses and negative cash flows from operating activities in the past and expect to continue to incur substantial net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We have incurred net losses of $138,101,000 from the date of inception (February 9, 2011) through December 31, 2017. Additionally, we are dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful and funds may not be available on favorable terms, if at all.

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

This senior debt facility includes various covenants (positive and negative) binding us, including:

●	requiring that we maintain the registration of our common stock under Section 12 of the Securities Exchange Act of 1934, as amended;

●	requiring that we maintain the listing of our common stock on the NYSE American;

●	requiring that we timely file periodic reports under the Exchange Act;

●	requiring that we provide the lenders yearly and quarterly budgets and certain reserve reports;

●	requiring that we provide capital expenditure plans to the lenders prior to making certain expenditures;

●	prohibiting us and our subsidiaries from creating or becoming subject to any indebtedness, except pursuant to certain limited exceptions; and

●
prohibiting us or our subsidiaries from merging, selling assets (except in the usual course of business), altering our organizational structure, winding up or liquidating, except in certain limited circumstances.

Our senior debt facility affects our operations in several ways, including the following:

●
a significant portion of our cash flows must be used to service the debt facility, with the Company required to pay all of its oil and gas revenues on a monthly basis to the lenders, subject to a monthly general and administrative expense (“G&A”) cap of $150,000 which is permitted to be applied against Company general and administrative expenses. See “Part I, Item 1. Business” — “Material 2016-2017 Transactions” — “Senior Debt Restructuring”);

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

Each of GOM, RJC and GGE are owned by Partners Value Arbitrage Fund, LP, a New York based investment firm (“PPVAF”), and were formerly advised by Platinum Management (NY), LLC (“PM LLC”). PPVAF, and, by virtue of being owned by PPVAF, GGE, RJC, and GOM, are currently in the process of winding down and liquidating their assets through the oversight and control of a court-appointed liquidator in the Cayman Islands and are no longer advised by PM LLC or any of its affiliates. Additionally, the Company is aware that the former manager of PPVAF, PM LLC, is currently under investigation by the U.S. Securities and Exchange Commission and the Justice Department and that certain former executives have been indicted by the Justice Department, however, PM LLC and those certain executives no longer have any control over PPVAF, RJC or GGE, which entities are currently solely under the control of the Cayman Islands court-appointed liquidators. While the Company does not foresee that the confluence of these events or control of these entities by the court-appointed liquidator will disrupt or have a negative impact on the Company or its business, these extraordinary events may have a negative impact on the Company and its business, including, but not limited to, potential inability or delays in the Company’s efforts to restructure Company debt and equity controlled by the liquidator.

The repayment of our senior debt facility is secured by a security interest in all of our assets.

The repayment of our senior debt facility (which had an outstanding principal balance of approximately $54.86 million as of March 1, 2018 and provides us the option, pursuant to the terms of the debt facility, to borrow an additional approximately $18.0 million) is secured by a first priority security interest in all of our assets, property, real property and the securities of our subsidiaries and the repayment of such debt is further guaranteed by certain of our subsidiaries. If we default in the repayment of the senior debt facility and/or any of the terms and conditions thereof, the lenders may enforce their security interest over our assets which secure the repayment of such debt, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

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

The New MIEJ Note (defined and described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity and Capital Resources” - “Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note”) is subordinated in every way to the senior credit facility as well as to New Senior Lending (defined below); however, MIEJ has no control over our cash flow, nor is MIEJ’s consent required in connection with any disposition, sale, or use of any of our assets, provided that the requirements of the New MIEJ Note requiring the prepayment of interest, where applicable, as described below are followed. We have the right under the New MIEJ Note to enter into a loan, or a series of new loans or any other new non-equity investment or assumption of indebtedness (a “New Senior Lending”) which will be senior to the New MIEJ Note, without the prior consent of MIEJ, provided that, in addition to the approximately $35.5 million principal balance of the original PEDEVCO Senior Loan created in March 2014, the New Senior Lending is subject to a cap of an additional $60 million in the aggregate, such that the total lending, debt or similar investment under such cap shall not exceed $95 million in the aggregate (the “Senior Debt Cap”), with any portion of New Senior Lending in excess of the Senior Debt Cap advanced first to MIEJ until the New MIEJ Note is paid in full. The New MIEJ Note shall automatically, and without further consent from MIEJ, be subordinated in every way to any such New Senior Lending. Should we enter into any new financing transaction that results in raising New Senior Lending of at least $20 million in excess of the balance of the PEDEVCO Senior Loan, then MIEJ has a right to be paid all interest and fees that have accrued on the New MIEJ Note each and every time that a new financing transaction reaches or exceeds the $20 million threshold.

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

The New MIEJ Note has a conversion feature that provides that beginning March 8, 2017, MIEJ has the right, at its discretion, to have the outstanding balance of the New MIEJ Note plus any accrued and unpaid interest thereon converted in whole or in part into our common stock at a price (the “Conversion Price”) equal to 80% of the average closing price per share of our common stock over the then previous 60 days from the date MIEJ exercises its conversion right (subject to adjustment for stock splits, recapitalizations and the like)(such event, a “Right of Conversion”); provided, however, that in no event shall the Conversion Price be less than $3.00 per share (the “Floor Price”). The New MIEJ Note originally included a conversion limitation subject to us receiving shareholder approval under applicable NYSE American rules, but at the 2016 Annual Meeting held on December 28, 2016, the Company’s stockholders approved the full conversion of the New MIEJ Note and the New MIEJ Note is now fully convertible into our common stock in accordance with its terms.

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

Our success is dependent on the prices of oil, NGLs and natural gas. Low oil or natural gas prices and the substantial volatility in these prices may adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial obligations.

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of oil has fallen dramatically since mid-2014, with a high over $100 per barrel in June 2014 to lows below $30 per barrel in early 2016, in each case based on WTI prices, due to a combination of factors including increased U.S. supply, global economic concerns, the likely resumption of oil exports from Iran and OPEC’s decision not to reduce supply. Prices for natural gas and NGLs have experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

●	the domestic and foreign supply of oil, NGLs and natural gas;

●	the domestic and foreign demand for oil, NGLs and natural gas;

●	the prices and availability of competitors’ supplies of oil, NGLs and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

●	the price and quantity of foreign imports of oil, NGLs and natural gas;

●	the impact of U.S. dollar exchange rates on oil, NGLs and natural gas prices;

●	domestic and foreign governmental regulations and taxes;

●	speculative trading of oil, NGL and natural gas futures contracts;

●	localized supply and demand fundamentals, including the availability, proximity and capacity of gathering and transportation systems for natural gas;

●	the availability of refining capacity;

●	the prices and availability of alternative fuel sources;

●	weather conditions and natural disasters;

●	political conditions in or affecting oil, NGL and natural gas producing regions, including the Middle East and South America;

●	the continued threat of terrorism and the impact of military action and civil unrest;

●	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

●	the level of global oil, NGL and natural gas inventories and exploration and production activity;

●	authorization of exports from the Unites States of liquefied natural gas;

●	the impact of energy conservation efforts;

●	technological advances affecting energy consumption; and

●	overall worldwide economic conditions.

Declines in oil, NGL or natural gas prices would not only reduce our revenue, but could reduce the amount of oil, NGL and natural gas that we can produce economically. Should natural gas, NGL or oil prices decrease from current levels and remain there for an extended period of time, we may elect in the future to delay some of our exploration and development plans for our prospects, or to cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities, and, as a result, we may have to make substantial downward adjustments to our estimated proved reserves, each of which would have a material adverse effect on our business, financial condition and results of operations.

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

Our auditors indicated in their report on the Company’s consolidated audited financial statements for the year ended December 31, 2017 that conditions existed that could raise substantial doubt about our ability to continue as a going concern due in part to the current crude oil price environment and the fact that the Company had a working capital deficit and accumulated deficit at December 31, 2017. Uncertainties related to our continuation as a going concern may impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives and/or negatively affect our relationships with partners and service providers. Our ability to continue as a going concern will depend upon the availability and terms of future funding, our ability to grow our operations and integrate newly acquired assets and operations, our ability to acquire additional assets and operations, and our ability to improve operating margins and regain profitability. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

The threat and impact of terrorist attacks, cyber-attacks or similar hostilities may adversely impact our operations.

We cannot assess the extent of either the threat or the potential impact of future terrorist attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such hostilities may affect our operations in unpredictable ways, including the possibility that infrastructure facilities, including pipelines and gathering systems, production facilities, processing plants and refineries, could be targets of, or indirect casualties of, an act of terror, a cyber-attack or electronic security breach, or an act of war.

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

Our strategy includes acquisitions of oil and natural gas properties, and our failure to identify or complete future acquisitions successfully, or not produce projected revenues associated with the future acquisitions could reduce our earnings and hamper our growth.

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

 Our business is subject to various forms of government regulation, including laws and regulations concerning the location, spacing and permitting of the oil and natural gas wells we drill, among other matters. In particular, our business utilizes a methodology available in Colorado known as “forced pooling,” which refers to the ability of a holder of an oil and natural gas interest in a particular prospective drilling spacing unit to apply to the COGCC for an order forcing all other holders of oil and natural gas interests in such area into a common pool for purposes of developing that drilling spacing unit. This methodology is especially important for our operations in the Greeley area, where there are many interest holders. Changes in the legal and regulatory environment governing our industry, particularly any changes to Colorado forced pooling procedures that make forced pooling more difficult to accomplish, could result in increased compliance costs and adversely affect our business, financial condition and results of operations.

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

New or amended environmental legislation or regulatory initiatives could result in increased costs, additional operating restrictions, or delays or have other adverse effects on us.

The environmental laws and regulations to which we are subject change frequently, often to become more burdensome and/or to increase the risk that we will be subject to significant liabilities. New or amended federal, state, or local laws or implementing regulations or orders imposing new environmental obligations on, or otherwise limiting, our operations could make it more difficult and more expensive to complete oil and natural gas wells, increase our costs of compliance and doing business, delay or prevent the development of resources (especially from shale formations that are not commercial without the use of hydraulic fracturing), or alter the demand for and consumption of our products. Any such outcome could have a material and adverse impact on our cash flows and results of operations.

                For example, in 2014 and 2016, opponents of hydraulic fracturing sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us. One of the proposed initiatives would have made the vast majority of the surface area of the state ineligible for drilling, including substantially all of our planned future drilling locations. Although none of the proposed initiatives were implemented, future initiatives are likely, including in 2018. Similarly, proposals are made from time to time to adopt new, or amend existing, laws and regulations to address hydraulic fracturing or climate change concerns through further regulation of exploration and development activities. Please read “Part I” – “Item 1. Business” — “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters” for a further description of the laws and regulations that affect us. We cannot predict the nature, outcome, or effect on us of future regulatory initiatives, but such initiatives could materially impact our results of operations, production, reserves, and other aspects of our business.

Proposed changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

From time to time, legislative proposals are made that would, if enacted, result in the elimination of the immediate deduction for intangible drilling and development costs, the elimination of the deduction from income for domestic production activities relating to oil and gas exploration and development, the repeal of the percentage depletion allowance for oil and gas properties, and an extension of the amortization period for certain geological and geophysical expenditures. Such changes, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to oil and gas exploration and development, could adversely affect our business, financial condition, results of operations, and cash flows.

We may incur substantial costs to comply with the various federal, state, and local laws and regulations that affect our oil and natural gas operations, including as a result of the actions of third parties.

We are affected significantly by a substantial number of governmental regulations relating to, among other things, the release or disposal of materials into the environment, health and safety, land use, and other matters. A summary of the principal environmental rules and regulations to which we are currently subject is set forth in “Part I” – “Item 1. Business” — “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters.” Compliance with such laws and regulations often increases our cost of doing business and thereby decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the incurrence of investigatory or remedial obligations, or the issuance of cease and desist orders.

The environmental laws and regulations to which we are subject may, among other things:

●
require us to apply for and receive a permit before drilling commences or certain associated facilities are developed;

●
restrict the types, quantities, and concentrations of substances that can be released into the environment in connection with drilling, hydraulic fracturing, and production activities;

●
limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other "waters of the United States," threatened and endangered species habitat, and other protected areas;

●
require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells;

●
require us to add procedures and/or staff in order to comply with applicable laws and regulations; and

●
impose substantial liabilities for pollution resulting from our operations.

In addition, we could face liability under applicable environmental laws and regulations as a result of the activities of previous owners of our properties or other third parties. For example, over the years, we have owned or leased numerous properties for oil and natural gas activities upon which petroleum hydrocarbons or other materials may have been released by us or by predecessor property owners or lessees who were not under our control. Under applicable environmental laws and regulations, including CERCLA, RCRA, and state laws, we could be held liable for the removal or remediation of previously released materials or property contamination at such locations, or at third-party locations to which we have sent waste, regardless of our fault, whether we were responsible for the release or whether the operations at the time of the release were lawful.

Compliance with, or liabilities associated with violations of or remediation obligations under, environmental laws and regulations could have a material adverse effect on our results of operations and financial condition.

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

Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local land owners for use in our operations. When drought conditions occur, governmental authorities may restrict the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. Colorado has a relatively arid climate and experiences drought conditions from time to time. If we are unable to obtain water to use in our operations from local sources or dispose of or recycle water used in operations, or if the price of water or water disposal increases significantly, we may be unable to produce oil and natural gas economically, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Our common stock is listed on the NYSE American under the symbol “PED.” Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in us.

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

Our common stock currently trades on the NYSE American, although our common stock’s trading volume is very low. Liquid and active trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. However, our common stock may continue to have limited trading volume, and many investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that an active trading market for our common stock will develop or, if one develops, be sustained.

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

The issuance of common stock upon conversion of our convertible notes will cause immediate dilution.

The issuance of common stock upon conversion of our outstanding convertible bridge notes in the aggregate amount of $475,000 in principal and $48,000 of payment in kind, along with interest on the principal amount of such notes, which allow the holders thereof the right to convert such amounts from time to time, subject to certain limitations, into common stock of the Company, as is determined by dividing the amount converted by a conversion price by the greater of (i) 80% of the average of the closing price per share of our publicly traded common stock for the five (5) trading days immediately preceding the date of the conversion notice provide by the holder; and (ii) $5.00 per share, will result in immediate dilution to the interests of other stockholders.

In addition, that certain Amended and Restated Secured Subordinated Promissory Note, in the principal amount $4.925 million, dated February 19, 2015, issued by the Company to MIE Jurassic Energy Corporation (“MIEJ”), provides MIEJ the right, beginning March 8, 2017, to convert the outstanding balance plus accrued and unpaid interest thereon, into common stock of the Company at a price equal to 80% of the average closing price per share of common stock over the then previous 60 days from the date MIEJ exercises its conversion right, subject to a floor price of $3.00 per share of common stock. Any such issuances of common stock will result in immediate dilution to the interests of other stockholders.

The continuously adjustable conversion price feature of our convertible notes could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders may experience substantial dilution of their investment upon conversion of the convertible bridge notes and New MIEJ Note. The convertible bridge notes are convertible into shares of common stock as described in the risk factor above entitled “The issuance of common stock upon conversion of our convertible notes will cause immediate and substantial dilution”, at a discount to the trading price of our common stock, subject to a floor of $5.00 per share, and the New MIEJ Note is convertible into shares of common stock as described in the same risk factor after March 8, 2017 at a discount to the trading price of our common stock, subject to a floor of $3.00 per share and other restrictions. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease could cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holders of the convertible bridge notes and New MIEJ Note would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and could cause the value of our common stock to decline.

Because we are a small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act, related rules and regulations of the SEC and the NYSE American, with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

●
establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	comply with rules and regulations promulgated by the NYSE American;

●	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

●	maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;

●	involve and retain to a greater degree outside counsel and accountants in the above activities;

●	maintain a comprehensive internal audit function; and

●	maintain an investor relations function.

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

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock. Up to $100,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 (File No. 333-214415) that we filed with the Securities and Exchange Commission on December 20, 2016, and which was declared effective on January 17, 2017. To date, an aggregate of approximately $18.1 million in securities have been sold by us under the prior Form S-3 which the December 2016 Form S-3 replaced, leaving approximately $81.9 million in securities which will be eligible for sale in the public markets from time to time, when sold and issued by us, subject to the requirements of Form S-3, which limits us, until such time, if ever, as our public float exceeds $75 million, from selling securities in a public primary offering under Form S-3 with a value exceeding more than one-third of the aggregate market value of the common stock held by non-affiliates of the Company every twelve months. We have also entered into an At Market Issuance Sales Agreement, or sales agreement, with National Securities Corporation, or NSC, relating to up to $2.0 million of shares of our common stock which may be offered from time to time in “at the market offerings” and filed a final prospectus in connection with such offering with the SEC, pursuant to which the Company has, to date, sold an aggregate of 590,335 shares of common stock at prices ranging from $0.90 to $1.12 per share for an aggregate purchase price of $640,000, to which an underwriter’s fee of 3.0% was applied, leaving approximately $1.36 million remaining available for issuance thereunder, subject to limitation under the SEC’s “Baby Shelf Rules”. Additionally, if our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.

As of December 31, 2017, there were outstanding stock options to purchase approximately 743,727 shares of our common stock and outstanding warrants to purchase approximately 1,231,373 shares of common stock. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We previously filed registration statements with the SEC on Form S-8 providing for the registration of an aggregate of approximately 3,134,945 shares of our common stock, issued, issuable or reserved for issuance under our equity incentive plans. Subject to the satisfaction of vesting conditions, the expiration of lockup agreements, any management 10b5-1 plans and certain restrictions on sales by affiliates, shares registered under registration statements on Form S-8 will be available for resale immediately in the public market without restriction.

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

Seven of our directors and executive officers own approximately 24.4% of our common stock, and three of our major shareholders own approximately 12.8% of our common stock, which may give them influence over important corporate matters in which their interests are different from your interests.

Seven of our directors and executive officers beneficially own approximately 24.4% of our outstanding shares of common stock, and our largest three non-director or officer shareholders own approximately 12.8% of our outstanding voting shares of common stock and Series A Preferred Stock (excluding exercise of warrants and options and other convertible securities held thereby) based on a total of 7,345,379 shares of common stock and Series A Preferred Stock outstanding as of March 27, 2018. These directors, executive officers and major shareholders will be positioned to influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. These directors, executive officers and major shareholders, subject to any fiduciary duties owed to the shareholders generally, may have interests different than the rest of our shareholders. Their influence or control of our company may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other shareholders. In addition, due to the ownership interest of these directors and officers in our common stock, they may be able to remain entrenched in their positions.

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

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, subject to the requirements of the NYSE American (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

We are subject to the Continued Listing Criteria of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE American. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time) and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American (provided that issuers can also be delisted if any shares of the issuer trade below $0.06 per share); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

We are currently below compliance with certain continued listing requirements of the NYSE American. If we are delisted from the NYSE American, your ability to sell your shares of our common stock may be limited by the penny stock restrictions, which could further limit the marketability of your shares.

On December 27, 2016, we received notice from the NYSE American LLC (the “Exchange”) that we were not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (“Company Guide”) since we reported stockholders’ equity of less than $6,000,000 at September 30, 2016 and had incurred net losses in our five most recent fiscal years ended December 31, 2015.  Receipt of the letter does not have any immediate effect upon the listing of our common stock, provided that in order to maintain our listing on the Exchange, the Exchange requested that we submit a plan of compliance (the “Plan”) by January 27, 2017 addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide by June 27, 2018.  We submitted our Plan to the Exchange by the requested deadline, and such plan was accepted by the Exchange on February 13, 2017.  In connection with such acceptance, we have been provided until June 27, 2018 to regain compliance with Section 1003(a)(iii) of the Company Guide, which requires our stockholders’ equity to be at least $6 million.  If we do not make progress consistent with the Plan during the Plan period or regain compliance with the applicable continued listing standards of the Exchange by June 27, 2018, the Exchange will initiate delisting proceedings as appropriate.  We are confident that we will be able to regain compliance with applicable listing standards by June 27, 2018, provided that if we are unable to regain compliance, our common stock will be delisted from the Exchange.

On May 3, 2017, the Company received notice from the Exchange that the Company was not in compliance with Sections 1003(a)(i) and (ii) (as well as Section (iii) as described above) of the Company Guide since it reported stockholders’ equity of less than $2,000,000 at December 31, 2016 and had incurred net losses in its five most recent fiscal years ended December 31, 2016. No new or revised Plan was required to be submitted by the Exchange, and the Company believes it is making progress consistent with the Exchange-approved Plan.

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

Due to the fact that our common stock is listed on the NYSE American, we are subject to financial and other reporting and corporate governance requirements which increase our costs and expenses.

We are currently required to file annual and quarterly information and other reports with the Securities and Exchange Commission that are specified in Sections 13 and 15(d) of the Exchange Act. Additionally, due to the fact that our common stock is listed on the NYSE American, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require NYSE approval for such transactions and/or NYSE rules may require us to obtain shareholder approval for such transactions.

Risks Related to Our Series A Convertible Preferred Stock

The issuance of common stock upon conversion of the Series A Convertible Preferred stock will cause immediate and substantial dilution to existing shareholders.

Our 66,625 outstanding shares of Series A Convertible Preferred stock are convertible into common stock on a 100:1 basis (subject to certain limitations on conversions described in the Series A Preferred designation), provided that no conversion of the Series A Convertible Preferred stock is allowed in the event the holder thereof would beneficially own more than 9.9% of our common stock or voting stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Office Lease

Our corporate headquarters are located in approximately 2,100 square feet of office space at 4125 Blackhawk Plaza Circle, Suite 201, Danville, California 94506. We lease that space pursuant to a lease that expires on July 31, 2018 and that has a base monthly rent of approximately $4,800.

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

 On December 18, 2015, a complaint was filed against Red Hawk Petroleum, LLC (“Red Hawk”), our wholly-owned subsidiary, in the District Court, County of Weld, State of Colorado (Case Number: 2015CV31079) (the “Court”), pursuant to which Liberty Oilfield Services, LLC (“Liberty”) made various claims against Red Hawk in connection with certain completion services provided by Liberty to Red Hawk in November and December 2014. The complaint alleged causes of action for foreclosure of lien, breach of contract, quantum meruit and account stated, and sought payment of amounts allegedly owed, pre- and post-judgment interest, attorneys’ fees and court costs in connection with Red Hawk’s alleged failure to pay Liberty approximately $2.9 million in fees due for completion services provided by Liberty. On May 12, 2016, the Company and Liberty entered into a settlement agreement, pursuant to which the Company paid Liberty $750,000 and issued 245,000 fully-vested shares of restricted Company common stock, valued at $588,000, based on the market price on the grant date, as full settlement of all amounts due for the services previously rendered, for which the Company owed approximately $2.6 million.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock traded on the OTC Bulletin Board over-the-counter market from January 13, 2003 to September 9, 2013. On September 10, 2013, the Company’s shares of common stock commenced trading on the NYSE American under the ticker symbol “PED.”

The following high and low sales prices of our common stock, reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2017	$1.34	$0.84
June 30, 2017	1.69	0.51
September 30, 2017	0.91	0.55
December 31, 2017	0.67	0.27

March 31, 2016	$3.20	$1.50
June 30, 2016	4.08	1.60
September 30, 2016	3.20	1.20
December 31, 2016	2.10	0.90

Shareholders

As of March 27, 2018, there were approximately 748 holders of record of our common stock, not including any persons who hold their stock in “street name,” and one holder of our preferred stock.

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

The 66,625 shares of Series A Preferred issued to GGE (i) had a liquidation preference senior to all of the Company’s common stock equal to $400 per share (the “Liquidation Preference”) prior to the date the Shareholder Approval (defined below) was received, (ii) accrued an annual dividend equal to 10% of their Liquidation Preference, payable annually from the date of issuance (the “Dividend”) prior to the date the Shareholder Approval (defined below) was received, (iii) vote together with the common stock on all matters, with each share having one (1) vote, and (iv) since the date of the Shareholder Approval are convertible into common stock of the Company on a 100:1 basis. On October 7, 2015, the Company obtained shareholder approval of the issuance of the Company’s common stock upon conversion of the Series A Preferred, and other related matters (the “Shareholder Approval”). Notwithstanding the above, no conversion is allowed in the event the holder thereof would beneficially own more than 9.9% of the Company’s common stock or voting stock (see “Part I” – “Item 1A. Risk Factors”, including “The issuance and sale of common stock upon conversion of the Series A Convertible Preferred stock may depress the market price of our common stock”, and other risk factors related to our Series A Convertible Preferred stock).

Additionally, Golden Globe Energy (US), LLC, which we refer to as GGE, the sole holder of our Series A Preferred stock, has the right pursuant to the purchase agreement with GGE and the certificate of designation designating the Series A Preferred, upon notice to us, voting separately as a single class, to appoint designees to fill two (2) seats on our board of directors, one of which must be an independent director as defined by applicable rules and the exclusive right, voting the Series A Preferred Stock as sole stockholder thereof, separately as a single class, to elect such two (2) nominees to the board of directors. On July 15, 2015, at the request of GGE the board of directors appointed David Z. Steinberg as a member of the board of directors. At the time of appointment, the board of directors made the affirmative determination that Mr. Steinberg was independent pursuant to applicable NYSE American and Securities and Exchange Commission rules and regulations. Mr. Steinberg serves as one of GGE’s representatives on the Company’s board of directors. The board of directors appointment rights continue until GGE no longer holds any of the Tranche One Shares (defined and described in greater detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence” — “Agreements with Related Persons” — “Golden Globe Energy (US), LLC”). To date, GGE has not provided notice to PEDEVCO regarding the appointment of the second member to the board of directors, other than Mr. Steinberg.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2017, with respect to our compensation plans under which common stock is authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)

Equity compensation plans approved by shareholders (1)	653,059	$3.37	82,170(2)
Equity compensation plans not approved by shareholders (3)	1,322,042	$7.26	-
Total	1,975,101	$5.97	82,170

(1)
Consists of (i) options to purchase 31,016 shares of common stock issued and outstanding under the Pacific Energy Development Corp. 2012 Amended and Restated Equity Incentive Plan, (ii) options to purchase 343 shares of common stock issued and outstanding under the Blast Energy Services, Inc. 2009 Incentive Plan, and (iii) options to purchase 621,700 shares of common stock issued and outstanding under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(2)	Consists of 82,170 shares of common stock reserved and available for issuance under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(3)
Consists of (i) options to purchase 90,668 shares of common stock granted by Pacific Energy Development Corp. to employees and consultants of the company in October 2011 and June 2012, and (ii) warrants to purchase 1,231,374 shares of common stock granted by PEDEVCO Corp. to placement agents, lenders, investors and consultants between March 2013 and May 2016.

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

The Company has filed a final prospectus in connection with such offering with the SEC (as part of the Form S-3 registration statement). To date, we have sold an aggregate of 590,335 shares of common stock under the At Market Issuance Sales Agreement and the associated prospectus at prices ranging from $0.90 to $1.12 per share for an aggregate purchase price of $640,000, to which an underwriter’s fee of 3.0% was applied, leaving approximately $1.36 million remaining available for issuance thereunder, subject to limitation under the SEC’s “Baby Shelf Rules”.

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

Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of December 31, 2017, we held approximately 10,961 net D-J Basin acres located in Weld County, Colorado through our wholly-owned subsidiary Red Hawk Petroleum, LLC (“Red Hawk”), which acreage is located in the Wattenberg and Wattenberg Extension areas of the D-J Basin, which we refer to as our “D-J Basin Asset.” As of December 31, 2017, we held interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 25 gross (4.9 net) wells are non-operated, and 22 wells have an after-payout interest. During the quarter-ended December 31, 2017, the Company produced an average of approximately 189 net barrels of oil equivalent per day (“BOEPD”) from its D-J Basin Asset.

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

We have listed below the total production volumes and total revenue net to the Company for the years ended December 31, 2017, 2016, and 2015 attributable to our D-J Basin Asset that would be net to our interest if reported on a consolidated basis, including the calculated production volumes and revenue numbers for our D-J Basin Asset held indirectly through Condor Energy Technology LLC (“Condor”), an entity we had a 20% interest in which we divested in February 2015.

	For the Years Ended December 31,
	2017	2016	2015
Oil
Total Production (Bbls)	52,260	92,966	117,365
Average sales price (per Bbl)	$47.15	$36.98	$41.13
Natural Gas:
Total Production (Mcf)	100,254	168,555	224,222
Average sales price (per Mcf)	$2.97	$2.04	$2.16
NGL:
Total Production (Mcf)	73,254	66,033	24,815
Average sales price (per Mcf)	$3.46	$2.82	$1.81
Oil Equivalents:
Total Production (Boe) (1)	81,178	132,064	158,870
Average Daily Production (Boe/d)	222	362	435
Average Production Costs (per Boe)(2)	$13.62	$9.55	$7.29
_________________________

(1)	Assumes 6 Mcf of natural gas and NGL equivalents to 1 barrel of oil.

(2)	Excludes workover costs, marketing, ad valorem and severance taxes.

Detailed information about our business plans and operations, including our core D-J Basin Asset is contained under “Part 1” — “Item 1. Business” beginning on page 5 of this Annual Report.

The reserve estimates, including PV-10, set forth above were prepared on February 6, 2018 by Tenet Advisory Group, LLC (“TAG”). TAG is an independent professional engineering firm certified by the Texas Board of Professional Engineers (Registration number F-18903), under the direction of Joe C. Bullard of TAG. TAG, and its employees, have no material interest in our Company. TAG also performs oilfield operational and engineering services for the Company pursuant to a Contract Operating Services Agreement, dated January 16, 2017, entered into by and between TAG and Red Hawk, the Company’s wholly-owned operating subsidiary . The reserve estimates were prepared by TAG using reserve definitions and pricing requirements prescribed by the SEC. TAG estimated the proved reserves for our properties by performance methods and analogy. All of the proved producing reserves attributable to producing wells and/or reservoirs were estimated by performance methods. These performance methods, such as decline curve analysis, utilized extrapolations of historical production and pressure data available through December 2017 in those cases where such data were considered to be definitive. The data utilized were furnished to TAG by the Company or obtained from public data sources. All of the proved developed nonproducing and undeveloped reserves were estimated by analogy.

A copy of the report issued by TAG is filed with this report as Exhibit 99.1.

The preliminary appraisal reports and changes in our reserves are reviewed by Michael Peterson, our President and Chief Executive Officer, for completeness of the data presented and reasonableness of the results obtained. Mr. Peterson has over 15 years’ experience in the oil and gas industry. Once any questions have been addressed, TAG issues the final appraisal reports, reflecting their conclusions.

For more information regarding our oil and gas reserves, please refer to “Supplemental Oil and Gas Disclosures (Unaudited)” beginning on page F-31 of this Annual Report, which information is incorporated by reference in this “Item 2. Properties”, by reference.

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
●
net income.

Production Volumes

Production volumes will directly impact our results of operations. As of December 31, 2017, we hold interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and are currently producing, 25 gross (4.9 net) wells are non-operated, and 22 wells have an after-payout interest. During the quarter-ended December 31, 2017, the Company produced an average of approximately 189 net barrels of oil equivalent per day (“BOEPD”) from its D-J Basin Asset. Additionally, we expect to increase production assuming drilling success in the future as we expand operations in our D-J Basin Asset.

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

Subject to the availability of the additional funding, which is not currently in place and requires approval of our senior lenders in the event of a debt offering, we plan to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to approximately $8.37 million during the period from January 1, 2018 to December 31, 2018 in order to achieve our plans (with an additional 6.4 net wells to be drilled and completed in 2019 for a combined total 2018-2019 drilling capital budget of $34.85 million). We expect our projected cash flow from operations combined with our existing cash on hand, up to $2.0 million of gross proceeds available from the issuance of our common shares through NSC under our current “at the market offering” (of which $1.359 million remains available for issuance, subject to limitation under the SEC’s “Baby Shelf Rules”), and the approximately $18.0 million available under our current senior debt facility will be sufficient to fund our drilling plans and our operations through 2019, noting that the advancement of all or any portion of the approximately $18.0 million gross available under our current senior debt facility is in the sole and absolute discretion of the senior lenders and no senior lender is obligated to fund all or any part of the requested funding.  See “Part I, Item 1. Business” — “Material 2016-2017 Transactions” — “Senior Debt Restructuring” and “Part I” – “Item 1A. Risk Factors”, including “Our Tranche A Notes and Tranche B Notes include various covenants, reduces our flexibility, increases our interest expense and may adversely impact our operations and our costs.” In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2018-2019 capital expenditures and/or repay or refinance a portion or all of our outstanding debt.

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

The Company has filed a final prospectus in connection with such offering with the SEC (as part of the Form S-3 registration statement). To date, we have sold an aggregate of 590,335 shares of common stock under the At Market Issuance Sales Agreement and the associated prospectus at prices ranging from $0.90 to $1.12 per share for an aggregate purchase price of $641,000, to which an underwriter’s fee of 3.0% was applied, leaving approximately $1.36 million remaining available for issuance thereunder, subject to limitation under the SEC’s “Baby Shelf Rules”.

Secured Debt Funding

During March 2014, we entered into the transactions contemplated by a Note Purchase Agreement (the “Note Purchase”), between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJ Credit LLC (“RJC”), as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Lenders (the “Agent”) (upon notice received from the Agent on October 10, 2017, the Agent resigned as agent for the Lenders effective December 31, 2017, and no replacement agent has been designated by the Lenders subsequent to such date). Pursuant to the Note Purchase, we sold the Investors Secured Promissory Notes in the aggregate amount of $34.5 million (the “Initial Notes”).

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

From time to time, subject to the terms and conditions of the Note Purchase (including the requirement that we have deposited funds in an aggregate amount of any additional requested loan into a segregated bank account (the “Company Deposits”)), and prior to the Maturity Date (defined below), we had the right to request additional loans (to be evidenced by notes with substantially similar terms as the Initial Notes, the “Subsequent Notes”, and together with the Initial Notes, the “Senior Notes”) from RJC, originally up to an additional $13.5 million in total or an aggregate of $50 million together with the Initial Notes and approximately $2 million of Subsequent Notes issued in 2014. We were required to pay original issue discounts in the amount of 5% of the funds borrowed, underwriting fees in the amount of 10% of the amount of the funds borrowed, reimburse certain of the legal fees of RJC’s counsel, and pay applicable fees to Casimir representing 5% of any funds borrowed, in connection with funds borrowed under any Subsequent Notes. Funds borrowed under any Subsequent Notes were only eligible to be used by us, together with Company Deposits, for approved AFEs issued for a well or wells to be drilled and completed on any properties acquired in connection with the Continental Acquisition. The total aggregate amount of any Subsequent Notes could not exceed $15.5 million and in the event we drill a dry hole, we are prohibited from using the proceeds from the sale of any Subsequent Notes, without the consent of RJC.

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

On April 24, 2015, certain of our Investors agreed to allow us to defer the mandatory principal repayments and interest payments due under the Notes for the months of May and June 2015, with such deferred amounts to be used to renew, extend, re-lease or otherwise acquire leases, which then became additional collateral under the Notes. The aggregate principal and interest that was deferred was approximately $524,000, which amount has been capitalized and added to the principal due under the Notes and is due upon maturity. The Company was also charged a one-time deferral fee of $354,000, the amount of the principal and interest deferred under this agreement, of which $320,000 was expensed as additional interest and the balance was added to the principal and due upon maturity. As additional consideration for the deferral, on September 10, 2015, we issued warrants exercisable for an aggregate of 34,911 shares of our common stock to the Investors participating in the deferral. Each warrant had a 3 year term and was exercisable on a cashless basis at an exercise price of $15.00 per share.

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

As additional consideration for these agreements and related note amendments and deferrals, on September 10, 2015, we issued warrants exercisable on a cash-only basis for an aggregate of 120,101 shares to the lenders, proportionately based on their individual principal, which grants were subject to NYSE American additional listing approval, which has been received. The warrants had a three year term and were exercisable on a cash-only basis at a price of $7.50 per share. In addition, in the event the aggregate total of principal and interest deferred in connection with the August-January deferrals exceeded $900,000 over the Waiver Period, within thirty days of February 1, 2016, and subject to NYSE American additional listing approval, we were required to proportionately grant additional warrants such that the total aggregate number of shares of our common stock exercisable under all warrants granted will equal the total principal and interest deferred by such Investors divided by $7.50.

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

On January 29, 2016, we entered into a Letter Agreement (the “Letter Agreement”) with the Investors and the Agent. The Letter Agreement extended by one (1) month, through February 29, 2016, the deferral of the payment of interest and principal due under the Notes (the “Deferral Extension”). The purpose of the Deferral Extension was to provide the Company with the financial resources and runaway it believed it needed to fully-focus upon and consummate the merger with GOM, which has now been terminated. Specifically, pursuant to the Letter Agreement, (i) all Investors agreed to further defer until the maturity date of their Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through February 29, 2016, (ii) HEARTLAND Bank agreed to change the next scheduled semi-annual interest payment due from February 1, 2016 to March 1, 2016 (with interest due and payable thereafter on a semi-annual basis) and to change the next mandatory principal repayment due date to September 3, 2016, and the Company agreed to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund which the Company shall pay to HEARTLAND Bank every six months when due and owing, and (iii) Senior Health Insurance Company of Pennsylvania (“SHIP”) (as successor-in-interest to BRe BCLIC Primary), BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC agreed to (a) defer until the maturity date of their Notes and the junior note held by RJC (the “RJC Junior Note”) all of the interest payments that would otherwise be due and payable by the Company to them in February 2016; (b) return the interest rate under each of their Notes to 15% per annum, and the interest rate under the RJC Junior Note to 12% cash pay per annum, effective January 31, 2016; and (c) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of March 1, 2016, subject to NYSE American additional listing approval.

On March 7, 2016, the Company entered into a Letter Agreement, dated March 1, 2016 (the “March Letter Agreement”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC (collectively, the “Original Lenders”), and the Agent, which extended the Deferral Extension by one (1) month, through March 31, 2016. Pursuant to the March Letter Agreement, the Original Lenders agreed to (i) further defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through March 31, 2016, (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them in March 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued; and (iii) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of April 1, 2016, subject to NYSE American additional listing approval.

On April 7, 2016, we entered into a Letter Agreement, dated April 1, 2016 (the “Letter Agreement”), with the Investors. The Letter Agreement extended by one (1) month, through April 30, 2016, the deferral of the payment of interest and principal due under the Senior Notes and the Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, issued by the Company to RJ Credit LLC (the “RJC Junior Note,” and together with the Senior Notes, the “Notes”)(the “Deferral Extension”), entered into with the Lenders on August 28, 2015, as amended on January 29, 2016 and March 7, 2016 (the “Original Deferral Agreements”). Specifically, pursuant to the Letter Agreement, all the Lenders agreed to: (i) further defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through April 30, 2016; (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them in April 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued; and (iii) delay the issuance of any “Subsequent Warrants” (as defined in the Original Deferral Agreements) issuable pursuant thereto to within 30 days of May 1, 2016, subject to NYSE American additional listing approval.

On May 12, 2016, the Company entered into Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”), pursuant to which the Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of the date of the parties entry into the Second Amendment, and add it to note principal, making the current outstanding principal amount of the RJC Junior Note $9,379,000, (ii) extend the “Termination Date” thereunder (i.e., the maturity date) from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred, due and payable on the Termination Date, with all future interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued, and (iv) subordinate the RJC Junior Note to the Senior Notes.

Also on May 12, 2016, the Company entered into the Amended NPA and undertook the transactions contemplated therein, including selling the New Senior Notes to the Lenders as described above under “Part I” –“Item 1. Business-Business Operations-Material 2016-2017 Transactions” — “Senior Debt Restructuring”. Pursuant to the Amended NPA, the Company created new “Tranche A Notes,” in substantially the same form and with similar terms as the Tranche B Notes, with certain exceptions as described above, consisting of a term loan issuable in tranches with a maximum aggregate principal amount of $25,960,000, with borrowed funds accruing interest at 15% per annum, and maturing on May 11, 2019, under which Tranche A Notes the Company may draw up to approximately $18.0 million additional principal in accordance with their terms, including that the lenders thereof approve such loans at their sole discretion (see “Part I” – “Item 1A. Risk Factors”, including “Our Tranche A Notes and Tranche B Notes include various covenants, reduces our flexibility, increases our interest expense and may adversely impact our operations and our costs.”).

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

The New MIEJ Note has a conversion feature that provides, in the event that the final maturity of the New MIEJ Note is extended beyond March 8, 2017 for whatever reason, MIEJ has the right, at its discretion, to have the outstanding balance of the New MIEJ Note plus any accrued and unpaid interest thereon converted in whole or in part into our common stock at a price (the “Conversion Price”) equal to 80% of the average closing price per share of our common stock over the then previous 60 days from the date MIEJ exercises its conversion right (subject to adjustment for stock splits, recapitalizations and the like)(such event, a “Right of Conversion”); provided, however, that in no event shall the Conversion Price be less than $3.00 per share (the “Floor Price”). Additionally, the New MIEJ Note contains a provision preventing the conversion of the MIEJ Note to the extent that such conversion would result in more than 19.9% of our outstanding common stock or voting stock being issued in aggregate upon the conversion of such note, or otherwise require shareholder approval under the NYSE American rules. Notwithstanding that, we agreed to include a proposal in our proxy statement for our 2016 annual meeting of our shareholders (the “2016 Annual Meeting”) for the approval of the issuance of the maximum number of shares of common stock issuable in connection with conversion of the New MIEJ Note, assuming conversion at the Floor Price (the “Maximum Conversion Shares”). At the 2016 Annual Meeting held on December 28, 2016, the Company’s stockholders approved the full conversion of the New MIEJ Note and the New MIEJ Note is now fully convertible into our common stock in accordance with its terms.

Bridge Notes

On March 7, 2014, we entered into the Second Amendment to Secured Promissory Notes (each, an “Amended Note,” and collectively, the “Amended Notes”) with all but one of the investors holding our secured subordinated promissory notes, originally issued on March 22, 2013, referred to herein as the “Bridge Notes”.

The Amended Notes amended the bridge notes to allow the holders thereof the right to convert up to 100% of the outstanding and unpaid principal amount (but in increments of not less than 25% of the principal amount of each bridge note outstanding as of the entry into the Amended Notes and only up to four (4) total conversions of not less than 25% each); the additional payment-in-kind cash amount equal to 10% of the principal amount of each holder’s bridge note which was deferred pursuant to the first amendment to such notes; and all accrued and unpaid interest under each bridge note (collectively, the “Conversion Amount”) into our common stock, subject to an additional listing application regarding such common stock being approved by the NYSE American. Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

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

Through the date hereof, holders of $1,900,000 of the original principal amount of the Amended Notes have exercised their option to convert a portion or all of their Amended Notes into common stock of the Company. We issued an aggregate of 161,803 shares of common stock of the Company to holders of the Amended Notes upon conversion of an aggregate of $2,221,000 in principal, accrued interest, and payment-in-kind outstanding under their Amended Notes (the “Note Conversions”), according to the terms of the Amended Notes. Following the Note Conversions, an aggregate principal amount of $475,000 of the original $4 million principal amount of the bridge notes remain issued and outstanding, plus accrued and unpaid interest and payment-in-kind, is convertible into common stock of the Company pursuant to the terms of the Amended Notes.

Financial Summary

We had total current assets of $1.4 million as of December 31, 2017, including cash of $0.9 million, compared to total current assets of $1.3 million as of December 31, 2016, including a cash balance of $0.7 million.

We had total assets of $36.4 million as of December 31, 2017 and $58.8 million as of December 31, 2016. Included in total assets as of December 31, 2017 and December 31, 2016 were $34.9 million and $57.4 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $-0- million, respectively, in unproved oil and gas properties not subject to amortization,

We had total liabilities of $73.5 million as of December 31, 2017, including current liabilities of $3.4 million, compared to total liabilities of $60.7 million as of December 31, 2016, including current liabilities of $3.3 million.

We had negative working capital of $2.0 million, total shareholders’ deficit of $37.1 million and a total accumulated deficit of $138.1 million as of December 31, 2017, compared to negative working capital of $2.0 million, total shareholders’ deficit of $2.0 million and a total accumulated deficit of $101.7 million as of December 31, 2016.

Results of Operations

Comparison of the Year Ended December 31, 2017 with the Year Ended December 31, 2016

Oil and Gas Revenue. For the year ended December 31, 2017, we generated a total of $3,015,000 in revenues, compared to $3,968,000 for the year ended December 31, 2016. The decrease of $953,000 was primarily due to a decline in production from our oil and gas assets. This volume decline was a result of a natural decline in well production and periodic wells being shut-in.

Lease Operating Expenses. For the year ended December 31, 2017, lease operating expenses associated with the oil and gas properties were $1,348,000, compared to $1,687,000 for the year ended December 31, 2016. The decrease of $339,000 was primarily due to lower variable lease operating expenses associated with the lower volume resulting from the natural decline in well production and periodic wells being shut-in.

Exploration Expense. For the year ended December 31, 2017, exploration expense was $2,000 compared to $231,000 for the year ended December 31, 2016. The decrease of $229,000 was primarily due to minimal exploration activity undertaken by the Company in the current year due to capital constraints.

Selling, General and Administrative Expenses. For the year ended December 31, 2017, selling, general and administrative (“SG&A”) expenses were $2,529,000, compared to $3,912,000 for the year ended December 31, 2016. The decrease of $1,383,000 was primarily due to austerity measures taken by management, including (i) a reduction in payroll costs related to a work force reduction, and (ii) the reduction of professional and other fees and expenses, including a significant decrease in stock compensation expense that resulted from the grant of fewer stock awards at lower stock prices during the current year. The components of SG&A expense are summarized below (amounts in thousands):

	For the Year Ended
	December 31,		Increase/
	2017	2016	(Decrease)
Payroll and related costs	$1,099	$1,331	$(232)
Stock-based compensation expense	655	1,476	(821)
Legal fees	126	113	13
Accounting and other professional fees	317	460	(143)
Insurance	108	105	3
Travel and entertainment	16	25	(9)
Office rent, communications and other	208	402	(194)
	$2,529	$3,912	$(1,383)

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the year ended December 31, 2017, DD&A costs were $3,754,000, compared to $5,080,000 for the year ended December 31, 2016. The $1,326,000 decrease was primarily the result of lower production volumes due to a natural decline in well production.

Impairment of Oil and Gas Properties. For the year ended December 31, 2017, impairment of oil and gas properties was $18,950,000, compared to $-0- for the year ended December 31, 2016. The $18,950,000 increase was primarily the result of an impairment taken for 2017 resulting from a delay in the funding necessary to support the capital expenditures used in the reserve report for development of the proven undeveloped acreage.

Gain on Settlement of Payables. For the year ended December 31, 2017, the gain on settlement of payables was $-0- compared to a gain of $1,282,000 for the year ended December 31, 2016. The gain in 2016 was related to a Settlement Agreement entered into with Liberty for vendor obligations that was recorded during the year ended December 31, 2016.

Loss on Write-off of Cost Method Investment. For the year ended December 31, 2017, loss on write-off of cost method investment was $4,000, compared to a loss on write-off of cost method investment of $-0- for the year ended December 31, 2016. The loss on write-off of cost method investment for the year ended December 31, 2017 was related to the write-off of a minor investment.

Total Other Income (Expense). For the year ended December 31, 2017, other expense was $12,798,000, compared to $13,959,000 for the year ended December 31, 2016. The decrease in total other expense of $1,161,000 was primarily due to lower interest expense related to the amortization of debt discount.

Net Loss. For the year ended December 31, 2017, net loss was $36,370,000, compared to a net loss of $19,619,000 for the year ended December 31, 2016. The increase in net loss of $16,751,000 was primarily due to impairment of our oil and gas properties partially offset by lower operating expenses and interest expense for the reasons described above.

Cash Flows used in Operating Activities. We had net cash used in operating activities of $236,000 for the year ended December 31, 2017, which was a decrease of $5,738,000 as compared to the prior year period of $5,974,000. This decrease was primarily due to increases in accounts payable and accrued expenses during the current year.

Cash Flows used in Investing Activities. We had net cash used in investing activities of $-0- for the year ended December 31, 2017, which was a decrease of $75,000 as compared to the prior year net cash used of $75,000, due to no drilling costs in the current year.

Cash Flows from Financing Activities. We had net cash provided by financing activities of $494,000 for the year ended December 31, 2017, which was a decrease of $5,076,000 as compared to the prior year cash provided of $5,570,000. This decrease was primarily a result of the proceeds from notes payable in the prior year.

Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has evaluated the adoption of the standard and, due to only one operating lease currently in place, there will be minimal impact of the standard on its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, that our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 1992. Based on our assessment, management believes that the Company’s internal controls over financial reporting were effective as of December 31, 2017. While there has been no positive or adverse change in the previously effective controls in place during previous years, there was no independent testing performed for the controls in place at year-end and therefore the Company’s internal controls over financial reporting cannot be confirmed to be effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Name	Age	Position

Frank C. Ingriselli	63	Chairman of the Board
Michael L. Peterson	56	President and Chief Executive Officer
Gregory Overholtzer	61	Chief Financial Officer
Clark R. Moore	45	Executive Vice President, General Counsel and Secretary
Elizabeth P. Smith	68	Director
Adam McAfee	54	Director
David Z. Steinberg	35	Director

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

GGE has the right, pursuant to the Purchase Agreement and the certificate of designation designating the Series A Preferred, upon notice to the Company, to appoint designees to fill two (2) seats on our Board of Directors, one of which must be an independent director as defined by applicable rules. Mr. Steinberg is one of the Series A Preferred shareholder designees to the board of directors and the Series A Preferred stockholder has not yet designated any further members of the board of directors at this time. The Board appointment rights continue until GGE no longer holds any of the Tranche One Shares (as defined in the Series A Designation).

 Business Experience

The following is a brief description of the business experience and background of our current directors and executive officers. There are no family relationships among any of the directors or executive officers.

Frank C. Ingriselli, Chairman of the Board (Director since July 2012)

Mr. Ingriselli has served as the Chairman of the board of directors since our acquisition of Pacific Energy Development in July 2012, served as our Chief Executive Officer from July 2012 to May 2016 and served as our President from July 2012 to October 2014. Mr. Ingriselli also served as the President, Chief Executive Officer, and Director of Pacific Energy Development since its inception in February 2011 through its July 2012 acquisition by the Company. Mr. Ingriselli began his career at Texaco, Inc. in 1979 and held management positions in Texaco’s Producing-Eastern Hemisphere Department, Middle East/Far East Division, and Texaco’s International Exploration Company. While at Texaco, Mr. Ingriselli negotiated a successful foreign oil development investment contract in China in 1983. In 1992, Mr. Ingriselli was named President of Texaco International Operations Inc. and over the next several years directed Texaco’s global initiatives in exploration and development. In 1996, he was appointed President and CEO of the Timan Pechora Company, a Houston, Texas headquartered company owned by affiliates of Texaco, Exxon, Amoco and Norsk Hydro, which was developing an investment in Russia. In 1998, Mr. Ingriselli returned to Texaco’s Executive Department with responsibilities for Texaco’s power and natural gas operations, merger and acquisition activities, pipeline operations and corporate development. In August 2000, Mr. Ingriselli was appointed President of Texaco Technology Ventures, which was responsible for all of Texaco’s global technology initiatives and investments. In 2001, Mr. Ingriselli retired from Texaco after its merger with Chevron, and founded Global Venture Investments LLC, which we refer to as GVEST, an energy consulting firm, for which Mr. Ingriselli continues to serve as the President and Chief Executive Officer. In February 2016, Mr. Ingriselli founded Blackhawk Energy Ventures Inc., which we refer to as BEV, an energy consulting firm wholly-owned by him for which Mr. Ingriselli currently serves as President and Chief Executive Officer. We believe Mr. Ingriselli’s positions with GVEST and BEV require only an immaterial amount of Mr. Ingriselli’s time and do not conflict with his roles or responsibilities with our company. In 2005, Mr. Ingriselli co-founded Erin Energy Corporation (NYSE: ERN) (formerly CAMAC Energy, Inc.) an independent energy company headquartered in Houston, Texas, and served as its President, Chief Executive Officer and a member of its board of directors from 2005 to July 2010 and currently serves as Chairman of Erin Energy Corporation after being re-appointed in May 2017.

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

Mr. Ingriselli brings to the board of directors nearly 40 years of experience in the energy industry. The board of directors believes that Mr. Ingriselli’s experience with our acquired subsidiary Pacific Energy Development and the insights he has gained from these experiences will benefit our future plans to evaluate and acquire additional oil producing properties and that they qualify him to serve as our director.

Michael L. Peterson, President and Chief Executive Officer

Mr. Peterson has served as our Chief Executive Officer since May 2016, served as our Chief Financial Officer from our acquisition of Pacific Energy Development in July 2012 to May 2016, served as our Executive Vice President from our acquisition of Pacific Energy Development in July 2012 to October 2014, and has served as our President since October 2014. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of our board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of us, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). In addition, since February 2006, Mr. Peterson has served as founder and managing partner of California-based Pascal Management, a manager of hedge and private equity investments, since August 2016, Mr. Peterson has served as an independent director on the board of TrxAde Group, Inc. (OTCQB: TRXD), a web-based pharmaceutical market platform headquartered in Florida, and since April 2017, Mr. Peterson has served as sole officer and director of Goodland Advanced Fuels, Inc., which is a privately-held holding company whose sole asset is a dormant biofuels plant located in Goodland, Kansas, each of which we believe requires only an immaterial amount of Mr. Peterson’s time and does not conflict with his roles or responsibilities with us. From 2005 to 2006, Mr. Peterson co-founded and became a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high net worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President with the responsibility for a team of professionals that advised and managed over $7 billion in assets. Mr. Peterson speaks Mandarin Chinese.

Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Gregory Overholtzer, Chief Financial Officer

Mr. Overholtzer has served as the Chief Financial Officer of the Company since May 2016, as the Company’s Corporate Controller from January 2012 to May 2016, and served as the Company’s Vice President, Finance and Corporate Controller from June 2012 to May 2016. Mr. Overholtzer began his career in 1982 as a senior financial analyst at British Oxygen Corporation located in Fairfield, California. In 1994, Mr. Overholtzer joined Giga-tronics as their Chief Financial Officer. Between 1997 and 2011, Mr. Overholtzer served as the Chief Financial Officer, Corporate Controller or Senior Director for six different companies engaged in various hi-tech and bio-tech industries, including Accretive Solutions, Omni ID and Genitope Corp., all located in the San Francisco Bay Area.

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

Mr. Moore received his J.D. with Distinction from Stanford Law School and his B.A. with Honors from the University of Washington.

Elizabeth P. Smith, Director (Director since September 2013)

Ms. Smith joined our board of directors on September 10, 2013, immediately prior to the listing of our common stock on the NYSE American. Ms. Smith retired from Texaco Inc. as Vice President-Investor Relations and Shareholder Services in late 2001 following its merger with Chevron Corp. Ms. Smith was also the Corporate Compliance Officer for Texaco and was a member of the Board of Directors of The Texaco Foundation. Ms. Smith joined Texaco’s Legal Department in 1976. As an attorney in the Legal Department, Ms. Smith handled administrative law matters and litigation. She served as Chairman of the American Petroleum Institute’s Subcommittee on Department of Energy Law for the 1983-1985 term. Ms. Smith was appointed Director of Investor Relations for Texaco, Inc. in 1984, and was named Vice President of the Corporate Communications division in 1989. In 1992, Ms. Smith was elected a Vice President of Texaco Inc. and assumed additional responsibilities as head of that company’s Shareholder Services Group. In 1999, Ms. Smith was named Corporate Compliance Officer for Texaco. Ms. Smith served as a Director of Pacific Asia Petroleum, Inc. until its merger with Erin Energy Corporation (formerly CAMAC Energy, Inc.) in April of 2010.

 Ms. Smith was elected to the Board of Finance of the Town of Darien, Connecticut, in November 2007, and from November 2010, until November 2015 when she elected not to seek reelection, served as the Chairman. In June of 2012, Ms. Smith was elected a Trustee of St. Luke’s School in New Canaan, Connecticut, and served until June, 2017. In 2013, Ms. Smith was elected as Treasurer of the Board of Directors of Trustees. Ms. Smith also served on the Financial Affairs Committee and the Investment Committee until June 2017. From 2007 through 2010, Ms. Smith has also served as a Board of Directors Member of the Community Fund of Darien, Connecticut, and from 1996 through 2006, Ms. Smith served on the Board of directors of INROADS/Fairfield Westchester Counties, Inc. From 2002 through 2005, Ms. Smith served as a member of the Board of Directors of Families With Children From China-Greater New York, and from 2004 through 2005, she served as a member of the Board of Directors of The Chinese Language School of Connecticut. While at Texaco, Ms. Smith was an active member in NIRI (National Investor Relations Institute) and the NIRI Senior Roundtable. She has been a member and past President of both the Investor Relations Association and the Petroleum Investor Relations Association. Ms. Smith was a member of the Board of Directors of Trustees of Marymount College Tarrytown from 1993 until 2001. She was also a member of the Board of Directors of The Education and Learning Foundation of Westchester and Putnam Counties from 1993 to 2002.

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

Adam McAfee, Director (Director since December 2016)

Mr. McAfee joined our board of directors on December 28, 2016. Mr. McAfee has over 30 years of experience as an entrepreneur, financial analyst, controller and executive with leadership roles in mergers and acquisitions, financial planning and analysis, project finance, operations, audit and enterprise system implementations. Since August 2012, Mr. McAfee has served as Chief Executive Officer of Nevo Energy, Inc., and Chief Financial Officer between December 2008 and July 2012, a solar utility and development company. Since October 2013, Mr. McAfee has served as the Vice President of Finance of Aemetis, Inc. (NASDAQ: AMTX), and between August 2011 and October 2013 served as Controller of, a renewable fuels company. From September 2005 until July 2008, he served as Chief Executive Officer and Director of Navitas Corporation, an energy company, which merged with publicly traded Pacific Asia Petroleum (PAP) in July 2008 and then as Managing Director of Navitas Capital LLC, a spin-off company from Navitas Corporation, managing debt and equity investments in public and private companies. In 2003 Mr. McAfee founded Park Capital Management, LLC, a fund that manages assets acquired through PIPE and private equity investments in technology and renewable energy companies, where he has served as Managing Director since November 2003. Since March 2016 Mr. McAfee has served as the General Partner of Orchard Yield Funds LLC portfolio companies, which manage investments in organic almond orchards in the Central Valley of California, and as the Managing Member of Organic Pastures Dairy Company LLC, an organic raw milk dairy and creamery since 2002 and various other Central Valley California family-related farming entities since June 1983.

Mr. McAfee spent more than eleven years in significant corporate finance roles at Apple Computer in the Worldwide Financial Planning and Analysis, Sales, Research and Development and Operations divisions. Mr. McAfee currently serves as the President and Chairman of McAfee Charitable Ventures, a private non-profit charitable foundation, a position he has held since August 2006. Mr. McAfee is also the Managing Member of a California Registered Investment Advisory Firm, Tilted Funds Group LLC, a position he has held since 2007.

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

David Z. Steinberg, Director (Director since July 2015)

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

Board Leadership Structure

Our board of directors has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of our business and what is in the best interests of our stockholders. Our current leadership structure is comprised of a separate Chairman of the board of directors and Chief Executive Officer ("CEO"). Mr. Frank C. Ingriselli serves as Chairman and Mr. Michael L. Peterson serves as Chief Executive Officer. The board of directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our board of directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s Chief Executive Officer, Mr. Peterson) and the members of our board of directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its Chief Executive Officer, while enabling our Chairman to facilitate our board of directors’ oversight of management, promote communication between management and our board of directors, and support our board of directors’ consideration of key governance matters. The board of directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Director Independence

Our board of directors has determined that each of Ms. Smith, Mr. McAfee and Mr. Steinberg is an independent director as defined in the NYSE American rules governing members of boards of directors or as defined under Rule 10A-3 of the Exchange Act. Accordingly, a majority of the members of our board of directors are independent as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

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

During the year ended December 31, 2017 the audit committee held five meetings.

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

During the year ended December 31, 2017, the compensation committee held one meeting.

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

The nominating and governance committee of the board of directors considers nominees for director based upon a number of qualifications, including their personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of our stockholders. There are no specific, minimum or absolute criteria for membership on the board of directors. The committee makes every effort to ensure that the board of directors and its committees include at least the required number of independent directors, as that term is defined by applicable standards promulgated by the NYSE American and/or the SEC.

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

The nominating and governance committee will consider qualified director candidates recommended in good faith by stockholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The nominating and governance committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. The Committee will consider candidates recommended by stockholders if the information relating to such candidates are properly submitted in writing to the Secretary of the Company in accordance with the manner described for stockholder proposals under “Stockholder Proposals for 2018 Annual Meeting of Stockholders and 2018 Proxy Materials” on page 60 of our definitive proxy statement for the 2017 Annual Meeting of stockholders. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means.

During the year ended December 31, 2017 the nominating and corporate governance committee held one meeting.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2017, the Board held five meetings and took various other actions via the unanimous written consent of the board of directors and the various committees described above. All directors attended all of the board of directors meetings and committee meetings relating to the committees on which each director served during fiscal year 2017, except for one meeting of the board of directors which Mr. Steinberg was unable to attend. The Company held annual shareholders meetings on June 26, 2014, October 7, 2015, December 28, 2016, and December 28, 2017, at which meetings all directors were present in person or via teleconference. Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2017, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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

Gregory Overholtzer. Effective May 1, 2016, in connection with Mr. Overholtzer’s appointment as Chief Financial Officer of the Company, the Company entered into an Amendment No. 1 to Employment Agreement on April 25, 2016 with Mr. Overholtzer (the “Amended Overholtzer Employment Agreement”), which amended that certain Employment Letter Agreement dated June 16, 2012, entered into by and between the Company as successor-in-interest to Pacific Energy Development Corp. and Mr. Overholtzer in connection with his original employment with the Company, and provided that the Company may terminate Mr. Overholtzer’ s employment for any reason with thirty (30) days prior written notice (the “Overholtzer Employment Agreement”). Mr. Overholtzer has a current annual base salary of $190,000, and is eligible for a discretionary cash performance bonus each year of up to 30% of his then-current annual base salary.

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

Equity Incentive Plans

2012 Plan

General. On June 26, 2012, our board of directors adopted the Blast Energy Services, Inc. 2012 Equity Incentive Plan, which was approved by our stockholders on July 30, 2012 and subsequently renamed to the PEDEVCO Corp. 2012 Equity Incentive Plan in connection with our name change from Blast Energy Services, Inc. to PEDEVCO Corp. The 2012 Equity Incentive Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, stock appreciation rights, or SARs, and performance units and performance shares. Subject to the provisions of the 2012 Equity Incentive Plan relating to adjustments upon changes in our common stock, an aggregate of 200,000 shares of common stock were reserved for issuance under the 2012 Equity Incentive Plan. On April 23, 2014, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on June 27, 2014. On July 27, 2015, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 300,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on October 7, 2015. On October 21, 2016, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on December 28, 2016. On November 6, 2017, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 1,500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on December 28, 2017.

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

Duration, Amendment and Termination. Our board of directors may suspend or terminate the 2012 Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the 2012 Plan will terminate ten years from the date of its adoption by our board of directors, i.e., in June 2022.

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

As of the date of this Annual Report, options to purchase 621,700 shares of common stock and 2,296,130 shares of restricted stock have been issued under the 2012 Plan, with 82,170 shares of common stock remaining available for issuance under the 2012 Plan. The options have a weighted average exercise price of $3.10 per share, and have expiration dates ranging from 2018 to 2022.

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

The 2012 Pre-Merger Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, stock appreciation rights, or SARs, and performance units and performance shares. Subject to the provisions of the 2012 Pre-Merger Plan relating to adjustments upon changes in our common stock, an aggregate of 100,000 shares of common stock have been reserved for issuance under the 2012 Pre-Merger Plan.

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

As of the date of this Annual Report, 31,016 options and 66,585 shares of restricted stock remain outstanding under the 2012 Pre-Merger Plan. These options have a weighted average exercise price of $4.92 per share, and have expiration dates ranging from February 8, 2022 to June 18, 2022.

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

Pursuant to the 2009 Plan, our board of directors (or a committee thereof) had the ability to award grants of incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2009 Plan to our employees, officers, directors and consultants. The number of securities issuable pursuant to the 2009 Plan was initially 1,482, provided that the number of shares available for issuance under the 2009 Plan would be increased on the first day of each fiscal year beginning with our 2011 fiscal year, in an amount equal to the greater of (a) 596 shares; or (b) three percent (3%) of the number of issued and outstanding shares of the Company on the first day of such fiscal year. The 2009 Plan was to expire in April 2019.

As of the date of this Annual Report, 343 options remain outstanding under the 2009 Plan. These options have a weighted average exercise price of $350.89 per share, and have an expiration date ranging from May 28, 2018 to February 2, 2021.

2003 Stock Option Plan

Effective April 1, 2009, our 2003 Stock Option Plan was replaced by the 2009 Plan. The number of securities originally grantable pursuant to the 2003 Stock Option Plan were 2,381. Any options granted pursuant to the 2003 Stock Option Plan remain in effect until they otherwise expire or are terminated according to their terms. As of the date of this Annual Report, no options remain outstanding under the 2003 Plan.

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2017 and 2016 to (a) Frank C. Ingriselli, our Chairman and former Chief Executive Officer, (b) Michael L. Peterson and Clark R. Moore, who were the next two most highly compensated executive officers at fiscal year-end 2017 and 2016, and (c) Gregory Overholtzer, who was appointed as our Chief Financial Officer effective May 1, 2016 (collectively, the “Named Executive Officers”). There were no other executive officers who received compensation in excess of $100,000 in either 2017 or 2016.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 31-Dec	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards ($)	All Other Compensation ($)	Total($)

Frank C. Ingriselli (2)	2017	-	-	-	46,320(3)	25,000(4)	71,320
Chairman of the Board	2016	111,000	-	30,862(5)	60,000(6)	151,667(7)	353,529

Michael L. Peterson	2017	300,000	14,000	-	126,608(8)	-	440,608
Chief Executive Officer and President	2016	300,000	10,000	33,066(9)	313,500(10)	-	656,566

Clark R. Moore	2017	250,000	10,000	-	80,288(11)	-	340,288
Executive Vice President, General Counsel and Secretary	2016	250,000	8,000	30,862(12)	236,500(13)	-	525,362

Gregory Overholtzer (14)	2017	190,000	6,000	29,141(15)	-	-	225,141
Chief Financial Officer	2016	190,000	6,000	56,663(16)	-	-	252,663

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the option grants, refer to [Note 13] of our financial statements for the year ended December 31, 2017.  These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.
(2)
Mr. Ingriselli served as Chief Executive Officer of the Company until his retirement effective May 1, 2016, after which date he continued to serve as Chairman of the Company’s Board of Directors.
(3)
Consists of the value of 150,000 shares of restricted common stock granted in December 2017 at $0.3088 per share received pursuant to the Company's board compensation plan.
(4)
Consists of amount paid to Mr. Ingriselli pursuant to the Company's board compensation plan.
(5)
Consists of the fair value of options to purchase 28,000 shares of common stock granted in January 2016 at an exercise price of $2.20 per share.
(6)
Consists of the value of 54,546 shares of restricted common stock granted in December 2016 at $1.10 per share received pursuant to the Company's board compensation plan.
(7)
Consists of (i) $1,667 paid to Mr. Ingriselli pursuant to the Company's board compensation plan, and (ii) $150,000 paid to Global Venture Investments Inc. ("GVEST"), an entity owned and controlled by Mr. Ingriselli, pursuant to a transitional consulting agreement entered into in connection with Mr. Ingriselli's retirement from the Company that expired on July 31, 2016.
(8)
Consists of the value of 410,000 shares of restricted common stock granted in December 2017 at $0.3088 per share.
(9)
Consists of the fair value of options to purchase 30,000 shares of common stock granted in January 2016 at an exercise price of $2.20 per share.
(10)
Consists of the value of (i) 60,000 shares of restricted common stock granted in January 2016 at $2.20 per share, and (ii) 165,000 shares of restricted common stock granted in December 2016 at $1.10 per share.
(11)
Consists of the value of 260,000 shares of restricted common stock granted in December 2017 at $0.3088 per share.
(12)
Consists of the fair value of options to purchase 28,000 shares of common stock granted in January 2016 at an exercise price of $2.20 per share.
(13)
Consists of the value of (i) 55,000 shares of restricted common stock granted in January 2016 at $2.20 per share, and (ii) 105,000 shares of restricted common stock granted in December 2016 at $1.10 per share.
(14)
Mr. Overholtzer was appointed Chief Financial Officer of the Company effective May 1, 2016.
(15)
Consists of the fair value of options to purchase 150,000 shares of common stock granted in December 2017 at an exercise price of $0.3088 per share.
(16)
Consists of the fair value of options to purchase (i) 15,000 shares of common stock granted in January 2016 at an exercise price of $2.20 per share, and (ii) 60,000 shares of common stock granted in December 2016 at an exercise price of $1.10 per share.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Year Ended December 31, 2017

The following table sets forth information as of December 31, 2017 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Frank C. Ingriselli	34,827	-	$5.10	5/30/2021	150,000(1)	$48,000
	4,254	-	$5.10	5/30/2021	-
	37,000	-	$3.70	5/30/2021	-
					-
Michael L. Peterson	45	-	$672.00	5/28/2018	1,500(2)	$480
	298	-	$302.40	2/2/2021	33,000(3)	$10,560
	10,000	-	$2.40	10/7/2021	410,000(4)	$131,200
	26,954	-	$5.10	6/18/2022	-	-
	6,380	-	$5.10	6/18/2022	-	-
	32,500	-	$3.70	1/7/2020	-	-
	30,000	-	$2.20	1/7/2021		-

Gregory Overholtzer	11,667	-	$5.10	6/18/2022		-
	5,000	-	$3.70	1/7/2020		-
	15,000	-	$2.20	1/7/2021		-
	1,100	-	$3.00	2/8/2022		-
	48,000	12,000	$1.10	12/28/2021		-
	-	150,000	$0.3088	12/28/2022		-

Clark R. Moore	18,887	-	$5.10	6/18/2022	21,000(3)	$6,720
	4,447	-	$5.10	6/18/2022	260,000(4)	$83,200
	27,000	-	$3.70	1/7/2020	-	-
	28,000	-	$2.20	1/7/2021	-	-

(1)	Stock award vests on May 1, 2018, subject to the holder remaining a member of the Board of Directors of, or an employee of or consultant to, the Company on such vesting date.
(2)	Stock award vests on October 8, 2018, subject to the holder remaining an employee of or consultant to the Company on such vesting date.
(3)	Stock award vests on June 28, 2018, subject to the holder remaining an employee of or consultant to the Company on such vesting date.
(4)	Stock award vests 50% on June 28, 2018, 30% on December 28, 2018, and 20% on June 28, 2019, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.

Issuances of Equity to Executive Officers

On January 7, 2016, the Company granted options to purchase shares of common stock to its executive officers at an exercise price of $2.20 per share, pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process, as follows: (i) an option to purchase 28,000 shares to Chairman and then-Chief Executive Officer Frank C. Ingriselli; (ii) an option to purchase 30,000 shares to President and Chief Executive officer (then-Chief Financial Officer) Michael L. Peterson; (iii) an option to purchase 28,000 shares to Executive Vice President and General Counsel Clark R. Moore; and (iv) an option to purchase 15,000 shares to Chief Financial Officer (then-Vice President, Finance) Gregory Overholtzer. The options have terms of five years and fully vest in July 2017. 50% vest six months from the date of grant, 30% vest one year from the date of grant, and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company.

On January 7, 2016, the Company granted shares of its restricted common stock to its executive officers pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process as follows: (i) 60,000 shares to Chairman and then-Chief Executive Officer Frank C. Ingriselli; (ii) 60,000 shares to President and Chief Executive Officer (then-Chief Financial Officer) Michael L. Peterson; and (iii) 55,000 shares to Executive Vice President and General Counsel Clark R. Moore. 50% of the shares vest on the six-month anniversary of the grant date, 30% vest on the twelve-month anniversary of the grant date, and 20% vest on the eighteen-month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

On July 5, 2016, the Company issued 8,129 shares of common stock to Mr. Frank C. Ingriselli, the Company’s former Chief Executive Officer and President, and current Chairman and member of the Company’s board of directors, in connection with the cashless net exercise of options to purchase 28,000 shares of common stock issued under the Company’s 2012 Equity Incentive Plan, as amended.

On December 28, 2016, in connection with the Company’s annual compensation review process, the Company granted restricted stock awards to Messrs. Michael L. Peterson (President and Chief Executive Officer) and Clark R. Moore (Executive Vice President, General Counsel and Secretary), of 165,000 and 105,000 shares, respectively, and options to purchase 60,000 shares of common stock to Gregory Overholtzer (Chief Financial Officer), which options have an exercise price of $1.10 per share and expire in five (5) years from the date of grant. The restricted stock and option awards were granted under the Company’s 2012 Equity Incentive Plan, as amended. The restricted stock and option awards vest as follows: 50% of the shares on the six (6) month anniversary of December 28, 2016 (the “Grant Date”); (ii) 30% on the twelve (12) month anniversary of the Grant Date; and (iii) 20% on the eighteen (18) month anniversary of the Grant Date, in each case subject to the recipient of the shares or options being an employee of or consultant to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement or Stock Option Agreement, as applicable, entered into by and between the Company and the recipient.

On December 28, 2017, the Company granted 150,000 shares of restricted Company common stock under the Company’s 2012 Amended and Restated Equity Incentive Plan to each member of the Company’s Board of Directors – Messrs. Ingriselli, McAfee and Steinberg, and Ms. Smith – which shares vest on the date in 2018 that corresponds with each director’s original appointment date to the Company’s Board of Directors as a non-employee director, in each case subject to the recipient of the shares being a member of the Company’s Board of Directors on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and the recipient. These shares were granted in accordance with the terms of the Company’s Board Compensation Program.

In addition, on December 28, 2017, in connection with the Company’s annual compensation review process, the Company granted restricted stock awards to Messrs. Michael L. Peterson (President and Chief Executive Officer) and Clark R. Moore (Executive Vice President, General Counsel and Secretary), of 410,000 and 260,000 shares, respectively, and options to purchase 150,000 shares of common stock to Gregory Overholtzer (Chief Financial Officer), which options have an exercise price of $0.3088 per share and expire in five (5) years from the date of grant. The restricted stock and option awards were granted under the Plan, as amended. The restricted stock and option awards vest as follows: 50% of the shares/options on the six (6) month anniversary of December 28, 2017 (the “Grant Date”); (ii) 30% on the twelve (12) month anniversary of the Grant Date; and (iii) 20% on the eighteen (18) month anniversary of the Grant Date, in each case subject to the recipient of the shares or options being an employee of or consultant to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement or Stock Option Agreement, as applicable, entered into by and between the Company and the recipient.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Elizabeth P. Smith	$25,000	$34,909	$-	$59,909
David Z. Steinberg	$20,000	$-	$-	$20,000
Frank C. Ingriselli	$25,000	$38,728	$-	$63,728
Adam McAfee	$20,000	$16,909	$-	$36,909

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the period presented. Includes quarterly cash compensation paid in the amount of $5,000 each, including $5,000 paid to Mr. Ingriselli and Ms. Smith with respect to quarterly cash compensation earned for the fourth quarter of 2016 but not paid in 2017. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to Note 10 of our financial statements for the year ended December 31, 2017. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards. Ms. Smith received a grant of 54,546 shares of restricted stock on December 28, 2016, which vested in full on September 10, 2017 (at a fair market value of $0.64 per share for total value of $34,909). Mr. Ingriselli also received a grant of 54,546 shares of restricted stock on December 28, 2016, which vested in full on May 1, 2017 (at a fair market value of $0.71 per share for total value of $38,728). Mr. McAfee also received a grant of 54,546 shares of restricted stock on December 28, 2016, which vested in full on December 28, 2017 (at a fair market value of $0.31 per share for total value of $16,909). Mr. Steinberg also received a grant of 54,546 shares of restricted stock on December 28, 2016, but Mr. Steinberg and the Company cancelled and rescinded the grant on December 28, 2017 so no compensation was earned with respect thereto. Ms. Smith, Mr. Steinberg, Mr. Ingriselli and Mr. McAfee also each received a grant of 150,000 shares of restricted stock on December 28, 2017, each with an aggregate grant date fair value as computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718 of approximately $46,320, which will vest in full on September 10, 2018, July 15, 2018, May 1, 2018, and December 28, 2018, respectively. All shares vesting in 2018 have not been included in the table above as there was no compensation recognized in the year ended December 31, 2017.

Our board has adopted a compensation program, as amended, that, effective for periods after 2012, provides each of our directors in good standing who are not employees or paid consultants of the Company with compensation consisting of (a) a quarterly cash payment of $5,000, and (b) an annual equity award consisting of shares of restricted stock valued at $60,000, vesting on the date that is one year following the director’s anniversary date on the board; provided, however, for the year 2017, the board reduced the annual equity award component of the board compensation program from shares of restricted stock valued at $60,000 vesting on the date that is one year following the director’s anniversary date on the board, instead to an annual equity award consisting of 150,000 shares of restricted stock, vesting on the date that is one year following the director’s anniversary date on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 27, 2018, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) our executive officers; and (d) all current directors, our director nominee and executive officers, as a group. As of March 27, 2018, there were 7,278,754 shares of common stock and 66,625 shares of Series A Convertible Preferred Stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or upon conversion of a convertible security) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

	Number of Common Stock Shares (1)	Percent of Common Stock	Number of Series A Convertible Preferred Stock Shares (2)	Percent of Series A Convertible Preferred Stock	Total Voting Shares	Percent of Total Voting Shares (3)

Name and Address of Beneficial Owner
Current Named Executive Officers and Directors
Michael L. Peterson	669,613(4)	9.1%	--	--	669,613	9.0%
Clark R. Moore	394,644(5)	5.4%	--	--	394,644	5.3%
Frank C. Ingriselli	380,541(6)	5.2%	--	--	380,541	5.1%
Elizabeth P. Smith	243,654(7)	3.3%	--	--	243,654	3.3%
Adam McAfee	204,578(8)	2.8%	--	--	204,578	2.8%
David Z. Steinberg	150,000(9)	2.1%	--	--	150,000	2.1%
Gregory Overholtzer	88,309(10)	1.2%	--	--	88,309	1.2%
All Named Executive Officers and Directors as a group (seven persons)	2,131,339	28.0%	--	--	2,131,339	27.7%
Greater than 5% Shareholders
MIE Holdings Corporation (11)	2,308,542(12)	24.2%	--	--	2,308,542	24.2%
Golden Globe Energy (US), LLC (13)	705,945(14)	9.2%	66,625(15)	100%	768,920(16)	9.9%
B Asset Manager, LP (17)	596,280(18)	7.6%	--	--	596,280	7.5%

*       Less than 1%.
_____________________________

Unless otherwise stated, the address of each shareholder is c/o PEDEVCO Corp., 4125 Blackhawk Plaza Circle, Suite 201, Danville, CA 94506.

(1)
Ownership voting percentages are based on 7,278,754 total shares of common stock which were outstanding as of March 27, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the securities shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the applicable date below, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)
Ownership voting percentages are based on 66,625 total shares of Series A preferred stock which were outstanding as of the record date. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. The holders of our Series A preferred stock vote together with the holders of our common stock, with one (1) vote per share of Series A preferred stock.

(3)
Ownership voting percentages are based on 7,345,379 total voting shares, including (i) 7,278,754 total shares of common stock outstanding as of March 27, 2018, and (ii) 66,625 total shares of Series A preferred stock which vote on a one-for-one basis on all stockholder matters, provided that shares of common stock subject to options, warrants or other convertible securities (including the Series A preferred stock) that are currently exercisable or convertible, or exercisable or convertible within 60 days of the applicable date of determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(4)
Consisting of the following: (a) 1,834 fully-vested shares of common stock held by one of Mr. Peterson’s children, which he is deemed to beneficially own; (b) 118,602 fully-vested shares of common stock (including shares held by a family trust which Mr. Peterson is deemed to beneficially own); (c) 33,000 unvested shares of common stock held by Mr. Peterson, which vest on June 28, 2018, provided that Mr. Peterson remains employed by us, or is a consultant to us, on such vesting date; (d) 410,000 unvested shares of common stock held by Mr. Peterson, which vest on various dates through June 28, 2019, provided that Mr. Peterson remains employed by us, or is a consultant to us, on such vesting dates; (e) options to purchase 10,000 shares of common stock exercisable by Mr. Peterson at an exercise price of $2.40 per share; (f) options to purchase 33,334 shares of common stock exercisable by Mr. Peterson at an exercise price of $5.10 per share; (g) 343 shares of common stock underlying currently exercisable options, of which options to purchase 298 shares are exercisable at $32.40 per share and options to purchase 45 shares are exercisable at $672.00 per share; (h) options to purchase 32,500 shares of common stock exercisable by Mr. Peterson at an exercise price of $3.70 per share; and (i) options to purchase 30,000 shares of common stock at $2.20 per share. Mr. Peterson has voting control over his unvested shares of common stock.

(5)
Representing: (a) 29,576 fully-vested shares of common stock; (b) 2,867 fully-vested shares of common stock held by each of Mr. Moore’s two children, which he is deemed to beneficially own; (c) 21,000 unvested shares of common stock held by Mr. Moore, which vest on June 28, 2018, provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting date; (d) 260,000 unvested shares of common stock held by Mr. Moore, which vest on various dates through June 28, 2019, provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates; (e) options to purchase 23,334 shares of common stock exercisable by Mr. Moore at an exercise price of $5.10 per share; (f) options to purchase 27,000 shares of common stock exercisable by Mr. Moore at an exercise price of $3.70 per share; and (g) options to purchase 28,000 shares of common stock exercisable by Mr. Moore at an exercise price of $2.20 per share. Mr. Moore has voting control over his unvested shares of common stock.

(6)
Representing: (a) 51,439 fully-vested shares of common stock held by Mr. Ingriselli; (b) 13,371 fully-vested shares of common stock held by Mr. Ingriselli’s spouse; (c) 89,650 fully-vested shares of common stock held by Global Venture Investments Inc., a company owned and controlled by Mr. Ingriselli (“GVEST”); (d) 150,000 shares of restricted held by Mr. Ingriselli which vest in full on May 1, 2018, provided that Mr. Ingriselli remains a director, an employee of, or consultant to the Company on such vesting date; (e) options to purchase 39,081 shares of common stock exercisable by Mr. Ingriselli at an exercise price of $5.10 per share; and (f) options to purchase 37,000 shares of common stock exercisable by Mr. Ingriselli at an exercise price of $3.70 per share. Mr. Ingriselli has voting control over his unvested shares of common stock.

(7)
Representing: (i) 6,667 shares of common stock held by Ms. Smith (issued upon the January 27, 2013 automatic conversion of 6,667 shares of Series A preferred stock held by Ms. Smith); (ii) 1,334 shares of restricted stock held by Ms. Smith which vested in full on September 10, 2014; (iii) 9,678 shares of restricted stock held by Ms. Smith which vested in full on September 10, 2015; (iv) 21,429 shares of restricted stock held by Ms. Smith which vested in full on September 10, 2016; (v) 54,546 shares of restricted stock held by Ms. Smith which vested in full on September 10, 2017; and (vi) 150,000 shares of restricted stock held by Ms. Smith which will vest in full on September 10, 2018, provided that Ms. Smith remains a director, an employee of, or consultant to the Company on such vesting date. Ms. Smith has voting control over her unvested shares of common stock.

(8)
Representing: (i) 30 shares of common stock held jointly by Mr. McAfee and his spouse; (ii) 2 shares of common stock held by Park Capital Management LLC, an entity owned and controlled by Mr. McAfee; (iii) 54,546 shares of restricted stock held by Mr. McAfee which vested in full on December 28, 2017; and (iv) 150,000 shares of restricted stock held by Mr. McAfee which vest in full on December 28, 2018, provided that Mr. McAfee remains a director, an employee of, or consultant to the Company on such vesting date. Mr. McAfee has voting control over his unvested shares of common stock.

(9)
Representing 150,000 shares of restricted stock held by Mr. Steinberg which will vest in full on July 15, 2018, provided that Mr. Steinberg remains a director, an employee of, or consultant to the Company on such vesting date.

(10)
Representing: (a) 7,542 fully-vested shares of common stock; (b) options to purchase 11,667 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $5.10 per share; (c) options to purchase 5,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $3.70 per share; (d) options to purchase 15,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $2.20 per share; (e) options to purchase 1,100 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $3.00 per share; and (f) options to purchase 48,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $1.10 per share. Does not include options to purchase (i) 12,000 shares of common stock at an exercise price of $1.10 per share, and (ii) 150,000 shares of common stock at an exercise price of $0.3088 per share, which have not vested as of the date of this filing and do not vest within 60 days of this filing.

(11)
Address: c/o MIE Holdings Corporation, Suite 1501, Block C, Grand Palace, 5 Huizhong Road, Chaoyong District, Beijing, China 100101. To the best of our knowledge, the beneficial owners of MIE Holdings Corporation are Zhang Ruilin, its Executive Director, Chairman and Chief Executive Officer, and Zhao Jiangwei, its Executive Director, Vice Chairman and Senior Vice President.

(12)
Representing: (i) 133,334 shares of common stock issued upon the January 27, 2013 automatic conversion of 133,334 shares of Series A Preferred Stock held by MIE Holdings Corporation; and (ii) 2,175,208 shares of common stock issuable upon conversion of the New MIEJ Note, assuming conversion of all principal and accrued interest outstanding thereunder as of March 31, 2018 at the “floor price” of $3.00/share. The New MIEJ Note is convertible into common stock as described in greater detail below under “Certain Relationships and Related Party Transactions” – “Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note”.

(13)
Address: c/o Platinum Partners, 250 West 55th Street, 14th Floor, New York, New York 10019. Includes beneficial holdings of Golden Globe Energy (US), LLC, a Delaware limited liability company (“GGE”), Platinum Partners Value Arbitrage Fund L.P., a Cayman Islands exempted limited partnership (“PPVA”), Platinum Management (NY) LLC, a Delaware limited liability company (“Platinum Management”), Platinum Partners Credit Opportunities Fund LLC, a Delaware limited liability company (“PPCO”), Platinum Credit Holdings LLC, a Delaware limited liability company (“Credit Holdings”), and Mark Nordlicht (collectively, the “GGE Parties”). GGE is a wholly-owned subsidiary of PPVA. Platinum Management is the investment manager and general partner of PPVA. Credit Holdings is the managing member of PPCO. Mark Nordlicht is the Chief Investment Officer of each of Platinum Management and Credit Holdings. By virtue of these relationships, each of PPVA, Platinum Management and Mark Nordlicht may be deemed to beneficially own the shares owned directly and beneficially by GGE. By virtue of these relationships, each of Credit Holdings and Mark Nordlicht may be deemed to beneficially own the shares owned directly by PPCO. The information set forth in this footnote and footnotes 15 and 16 below is based solely on information filed with the SEC on Schedule 13D by the GGE Parties on March 6, 2015. The GGE Parties reported in the Schedule 13D that GGE, PPVA and Platinum Management, share voting and dispositive power of 337,500 shares of common stock and 66,625 shares of Series A Preferred, and PPCO and Credit Holdings share voting and dispositive power over 34,445 shares of common stock, and Mr. Nordlicht shares voting power over 340,945 shares of common stock and 66,625 shares of Series A Preferred.

(14)
Representing: (i) 337,500 shares of common stock held by GGE; (ii) 3,445 shares of common stock held by Platinum Partners Credit Opportunities Fund LLC; and (iii) 365,000 shares of common stock which could be issuable upon conversion of 3,650 shares of Series A preferred stock, conversion of which shares, together with GGE’s current holdings of common stock, would give GGE ownership of 9.2% of our outstanding common stock and, together with 62,975 shares of unconverted Series A preferred stock which votes together with our common stock, 9.9% of our voting stock on an as-converted to common stock basis. See footnotes 13 and 16.

(15)
Representing 66,625 shares of Series A preferred stock held by GGE. See footnote 13 above. The Series A preferred stock is convertible into common stock on a 100:1 basis.

(16)
Representing: (i) 337,500 shares of common stock held by GGE; (ii) 3,445 shares of common stock held by Platinum Partners Credit Opportunities Fund LLC; (iii) 365,000 shares of common stock which could be issuable upon conversion of 3,650 shares of Series A preferred stock, conversion of which shares, together with GGE’s current holdings of common stock and , would give GGE ownership of 9.2% of our outstanding common stock and, together with 62,975 shares of unconverted Series A preferred stock which votes together with our common stock, 9.9% of our voting stock on an as-converted to common stock basis; and (iv) 62,975 shares of Series A preferred stock remaining outstanding following conversion of 3,650 shares of Series A preferred stock into 365,000 shares of common stock. See footnotes 13 and 15 above. Each share of Series A preferred stock is currently convertible into shares of common stock on a 100:1 basis, provided that no conversion is allowed in the event the holder thereof would beneficially own more than 9.9% of our outstanding common stock or voting stock (the “Beneficial Ownership Limitation”). Accordingly, based on GGE’s current beneficial holdings of common stock (excluding shares issuable upon conversion of Series A preferred stock), GGE is deemed to beneficially own an additional approximately 365,000 shares of common stock which could be issuable upon conversion of 3,650 shares of Series A preferred stock, subject to the Beneficial Ownership Limitation.

(17)
Address: 1370 Avenue of the Americas, 32nd Floor, New York, New York 10019. Includes beneficial holdings of BBLN-PEDCO Corp., BHLN-PEDCO Corp., and B Asset Manager, LP (the “BAM Parties”), 1370 Avenue of the Americas, 32nd Floor, New York, New York 10019. B Asset Manager, LP (“BAM”) is the investment manager, directly or indirectly, of the securities owned by the BAM Parties. To the Company’s knowledge, Mark Feuer and Dhruv Narain, through other entities, are the controlling principals of BAM, and share sole voting and investment power over such securities. Each of BAM, Mark Feuer and Dhruv Narain disclaims beneficial ownership of the securities held by the BAM Parties. The information set forth in this footnote is based solely on information jointly filed with the SEC on Schedule 13G/A by Senior Health Insurance Company of Pennsylvania (“SHIP”) and the BAM Parties on February 14, 2017. However, subsequent to such filing, the Company has become aware that SHIP’s holdings are no longer managed by BAM, with SHIP’s holdings excluded from the BAM Parties’ holdings by the Company herein. We make no representation as to the accuracy or completeness of the information reported.

(18)
Representing shares of common stock issuable upon the exercise of warrants to purchase common stock of the Company held by the BAM Parties. The BAM Parties hold warrants exercisable for an aggregate of 596,280 shares of common stock at $2.50 per share, expiring on May 12, 2019. The warrants held by the BAM Parties contain an issuance limitation prohibiting each holder from exercising or converting those securities to the extent that such exercise would result in beneficial ownership by such holder and its affiliates of more than 9.99% of the Company’s shares then issued and outstanding (the “Issuance Limitation”). The Issuance Limitation for the warrants may be revoked by the holder upon at least 61 days prior written notice to the Company which notice shall only be effective if delivered at a time when no indebtedness of the Company is outstanding, of which the holder or any of its affiliates was, at any time, the owner, directly or indirectly. The “Number of Voting Shares Beneficially Owned” figure presented assumes exercise of approximately such number of warrants which would provide the BAM Parties with shares of common stock under the Issuance Limitation.

Changes in Control

The Company is not currently aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Series A Preferred Stock Appointment Rights

Golden Globe Energy (US), LLC, which we refer to as GGE, the sole holder of our Series A Preferred stock, has the right pursuant to the purchase agreement with GGE and the certificate of designation designating the Series A Preferred, upon notice to us, voting separately as a single class, to appoint designees to fill two (2) seats on our board of directors, one of which must be an independent director as defined by applicable rules and the exclusive right, voting the Series A Preferred Stock as sole stockholder thereof, separately as a single class, to elect such two (2) nominees to the board of directors. On July 15, 2015, at the request of GGE the board of directors appointed David Z. Steinberg as a member of the board of directors. At the time of appointment, the board of directors made the affirmative determination that Mr. Steinberg was independent pursuant to applicable NYSE American and Securities and Exchange Commission rules and regulations. Mr. Steinberg serves as one of GGE’s representatives on the Company’s board of directors. The board of directors appointment rights continue until GGE no longer holds any of the Tranche One Shares (defined and described in greater detail below under “Item 13. Certain Relationships and Related Transactions, and Director Independence” — “Agreements with Related Persons” — “Golden Globe Energy (US), LLC”). To date, GGE has not provided notice to PEDEVCO regarding the appointment of the second member to the board of directors, other than Mr. Steinberg.

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

Agreements with Related Persons

MIEJ Warrants

On June 30, 2014, we re-issued two warrants to MIE Jurassic Energy Corporation (“MIEJ”), which we refer to as MIEJ (a subsidiary of MIE Holdings), in order to extend their exercise terms through June 30, 2015 (the “Warrants”). The Warrants were originally issued on May 23, 2012 to MIEJ and expired unexercised pursuant to their terms on May 23, 2014. These two re-issued Warrants had the same terms and conditions as the originally issued warrants, including being exercisable on a cash-only basis for 16,667 shares of common stock of the Company at $37.50 per share and for 16,667 shares of common stock of the Company at $45.00 per share. The Warrants were re-issued in consideration of the Company’s continued relationship with, and financial support from, MIEJ, and had no net effect on the Company’s fully-diluted capital stock (after taking into account the extension) as they simply extended the exercise term of the previously issued warrants. These Warrants expired unexercised on June 30, 2015.

Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note

On February 19, 2015 (the “MIEJ Closing Date”), the Company and Pacific Energy Development Corp., our wholly-owned subsidiary (“PEDCO”) entered into a Settlement Agreement (the “MIEJ Settlement Agreement”) with MIE Jurassic Energy Corporation (“MIEJ”), which we refer to as MIEJ (a subsidiary of MIE Holdings). MIEJ was PEDCO’s 80% partner in Condor, and was the lender to PEDCO under that certain Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, in the principal amount of $6,170,065, entered into by PEDCO and MIEJ (the “MIEJ Note”). Pursuant to the MIEJ Settlement Agreement, among other things, (i) MIEJ and PEDCO agreed to restructure the MIEJ Note through the entry into a new Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015 and with an effective date of January 1, 2015 (the “New MIEJ Note”), (ii) PEDCO sold its (x) full 20% interest in Condor to MIEJ (the “Condor Interests”), and (y) interests in approximately 945 net acres and interests in three (3) wells located in PEDCO’s legacy non-core Niobrara acreage located in Weld County, Colorado, that were directly held by PEDCO to Condor (the “PEDCO Direct Interests”), effective January 1, 2015, and (iii) Condor forgave approximately $1.8 million in previous working interest expenses related to the drilling and completion of certain wells operated by Condor that was due from PEDCO, which, in summary, had the net effect of reducing approximately $9.4 million in aggregate liabilities due from PEDCO to MIEJ and Condor to $4.925 million, which was the new principal amount of the New MIEJ Note. In addition, pursuant to the MIEJ Settlement Agreement, (a) in consideration for the Senior Loan Investors (defined below under “Golden Globe Energy (US), LLC”) releasing their security interest on the Condor Interests and PEDCO Direct Interests, MIEJ paid $500,000 to the Senior Loan Investors as a principal reduction on the Senior Loan (defined below under “Golden Globe Energy (US), LLC”), which directly benefits PEDEVCO, (b) PEDCO paid $100,000 as a principal reduction under the MIEJ Note, (c) each of MIEJ, Condor and the Company fully released each other, and their respective predecessors and successors in interest, parents, subsidiaries, affiliates and assigns, and their respective officers, directors, managers, members, agents, representatives, servants, employees and attorneys, from every claim, demand or cause of action arising on or before the MIEJ Closing Date, and (d) MIEJ confirmed that the MIEJ Note was paid in full and that PEDCO owed no amounts to MIEJ or Condor other than the principal amount due as reflected in the New MIEJ Note.

The New MIEJ Note is described in greater detail above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Liquidity Outlook” – “Amendment to PEDCO-MIEJ Note and Condor-MIEJ Note”.

Golden Globe Energy (US), LLC

On February 23, 2015, we entered into several transactions with Golden Globe Energy (US), LLC, which we refer to as GGE, which beneficially owns more than 5% of our outstanding voting stock due to its beneficial ownership of 340,945 shares of our common stock and 66,625 shares of our Series A Convertible Preferred Stock, as described below.

On March 7, 2014, in connection with our acquisition of certain oil and gas interests in the Wattenberg and Wattenberg Extension in the Denver-Julesberg Basin (“D-J Basin”), which we acquired from Continental Resources, Inc., which we refer to as Continental and the Continental Acquisition, we entered into a $50 million 3-year term debt facility with and issued those certain promissory notes in favor of BRe BcLIC Primary, Bre BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (the “Senior Loan Investors”), and BAM Administrative Services LLC, as agent for the Lenders (the “Agent”) (upon notice received from the Agent on October 10, 2017, the Agent resigned as agent for the Lenders effective December 31, 2017, and no replacement agent has been designated by the Lenders subsequent to such date), and any related collateral documents (collectively, the “Senior Loan”). On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Senior Loan to HEARTLAND Bank, and effective April 1, 2015, BRe BCLIC Primary transferred its Senior Loan to Senior Health Insurance Company of Pennsylvania (“SHIP”), with each of HEARTLAND Bank and SHIP becoming a “Senior Loan Investor” upon such dates. As part of the transaction, GGE (formerly Golden Globe Energy Corp.) (an affiliate of RJ Credit LLC) acquired an equal 13,995 net acre position in the assets the Company acquired from Continental (the “GGE Assets”), thereby making GGE an equal working interest partner with us in the development of these newly acquired assets, and allowing us to undertake a more aggressive drilling and development program. On February 23, 2015, we completed the acquisition of the GGE Assets from GGE pursuant to the GGE Acquisition, thereby reunifying the assets we originally acquired in the Continental Acquisition, and we assumed approximately $8.35 million of junior subordinated debt from GGE that GGE incurred to develop the GGE Assets subsequent to GGE’s acquisition of them from us in March 2014 and owed to RJ Credit LLC.

On February 23, 2015, we entered into and closed the transactions contemplated by a Purchase and Sale Agreement (the “Purchase Agreement”) with GGE, pursuant to which the Company, through Red Hawk, acquired from GGE all of its rights, title and interest in approximately 12,977 net acres in the D-J Basin located almost entirely within Weld County, Colorado, including acreage located in the prolific Wattenberg core area, and interests in 53 gross (7.8 net) wells with an estimated current net daily production of approximately 500 barrels of oil equivalent per day as of February 7, 2015, which we refer to as the GGE Assets, and which acquisition we refer to as the GGE Acquisition. All of GGE’s leases and related rights, oil and gas and other wells, equipment, easements, contract rights, and production are included in the purchase, the majority of which assets were originally conveyed to GGE’s predecessor-in-interest, RJ Resources Corp., by us in March 2014 in connection with the Continental Acquisition.

As consideration for the acquisition of the GGE Assets, the Company (i) issued to GGE 337,500 restricted shares of common stock and 66,625 restricted shares of the Company’s then newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”), (ii) assumed approximately $8.35 million of junior subordinated debt from GGE (the “Junior Debt”) pursuant to an Assumption and Consent Agreement and an Amendment to Note and Security Agreement, and (iii) provided GGE with a one-year option to acquire the Company’s interest in its Kazakhstan opportunity for $100,000 pursuant to a Call Option Agreement, which expired unexercised.

The Series A Preferred stock can be converted into shares of the Company’s common stock on a 100:1 basis, subject to a 9.9% ownership blocker. GGE, as the sole holder of the Company’s Series A Preferred, has the right to appoint two designees to the Company’s board of directors for as long as GGE continues to hold 15,000 shares of Series A Preferred designated as “Tranche One Shares” under the Company’s Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series A Convertible Preferred Stock. Mr. Steinberg is one of the Series A Preferred stockholder designees to the board of directors in connection with such right, provided that GGE has not designated any further members of the board of directors at this time.

The Assumption and Consent Agreement provides that, as of the effective date of the acquisition, the Company assumed all of GGE’s rights, obligations and liabilities under that certain Note and Security Agreement, dated April 10, 2014 (the “GGE Note”), as amended by that certain Amendment to Note and Security Agreement, dated as of the Effective Date (the GGE Note, as amended, the “Amended GGE Note”). The lender under the Amended GGE Note is RJ Credit LLC (“RJC”), and the Amended GGE Note has an aggregate principal balance of $8,353,000. The Amended GGE Note is due and payable on December 31, 2017, and bears interest at the per annum rate of twelve percent (12%) (24% upon an event of default), which interest is payable monthly in cash by the Company. The Amended GGE Note is subordinate and subject to the terms and conditions of the Senior Loan, as well as any future secured indebtedness of the Company from a lender with an aggregate principal amount of at least $20,000,000 (“Future PEDEVCO Loan”). Should the Company repay the Senior Loan and replace such indebtedness with a Future PEDEVCO Loan, then, upon the reasonable request of such senior lender, RJC agreed to further amend the Amended GGE Note to adjust the frequency of interest payments or to eliminate such payments and replace the same with the accrued interest to be paid at maturity.

The GGE Note contains customary representations, warranties, covenants and requirements for the Company to indemnify RJC and its affiliates, related parties and assigns. The GGE Note also includes various covenants (positive and negative) binding the Company, including requiring that the Company provide RJC with quarterly (unaudited) and annual (audited) financial statements, restricting the Company’s creation of liens and encumbrances, or sell or otherwise disposing, the Collateral (as defined therein). RJC is one of the lenders under the Senior Loan, and is an affiliate of GGE.

On April 24, 2015, certain of our Senior Loan Investors (including RJC) agreed to allow us to defer the mandatory principal repayments and interest payments due under the Notes (defined below) for the months of May and June 2015, with such deferred amounts to be used to renew, extend, re-lease or otherwise acquire leases, which then became additional collateral under the Notes. The aggregate principal and interest that was deferred was approximately $524,000, which amount has been capitalized and added to the principal due under the Notes and is due upon maturity. The Company was also charged a one-time deferral fee of $354,000, the amount of the principal and interest deferred under this agreement, of which $320,000 was expensed as additional interest and the balance was added to the principal and due upon maturity. As additional consideration for the deferral, on September 10, 2015, we issued warrants exercisable for an aggregate of 34,912 shares of our common stock to the Senior Loan Investors participating in the deferral. Each warrant had a 3 year term and was exercisable on a cashless basis at an exercise price of $15.00 per share.

On August 28, 2015, we entered into agreements with the Senior Loan Investors to (i) defer until the maturity date of the Notes the mandatory principal payments that would otherwise be due and payable by us on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, (ii) HEARTLAND Bank agreed to change the frequency of payment of accrued interest and mandatory principal repayments from monthly to semi-annually, with the next interest payment due February 1, 2016 and the next mandatory principal repayment due August 3, 2016, and with us agreeing to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund starting in February 2016 which we shall pay to HEARTLAND Bank every six months when due and owing, (iii) RJC agreed to defer all interest payments otherwise due and payable by us to RJC during the period commencing on August 1, 2015 through January 31, 2016 (the “Waiver Period”), which deferred interest is added to principal each month during the Waiver Period, (iv) certain other holders agreed to (a) defer until the maturity date of their Notes 12/17ths of the interest payments that would otherwise be due and payable by us to them on payment dates occurring during the six month period of August 1, 2015 through January 31, 2016, and (b) have us pay in cash 5/17ths of such interest payments per month, with all deferred interest being added to principal each month until the maturity date of the Notes, and (v) SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub and RJC agreed to increase the interest rate under their Senior Notes from 15% to 17% per annum on all outstanding principal under their Notes during the Waiver Period. These deferrals agreed upon with our Senior Loan Investors (the “August-January Deferrals”) reduced our monthly cash interest payments and mandatory principal repayments from approximately $600,000 per month prior to these agreements, to approximately $100,000 per month during the Waiver Period after giving effect to the changes agreed upon under these agreements, thereby providing us with an estimated $500,000 per month in reduced cash flow requirements during the Waiver Period.

On January 29, 2016, we entered into a Letter Agreement (the “Letter Agreement”) with the Senior Loan Investors and the Agent. The Letter Agreement extended by one (1) month, through February 29, 2016, the deferral of the payment of interest and principal due under the Notes (the “Deferral Extension”). The purpose of the Deferral Extension was to provide the Company with the financial resources and runway it believed it needed to fully-focus upon and consummate the merger with GOM (defined below under “GOM Holdings Reorganization Agreement”). Specifically, pursuant to the Letter Agreement, (i) all Senior Loan Investors agreed to further defer until the maturity date of their Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through February 29, 2016, (ii) HEARTLAND Bank agreed to change the next scheduled semi-annual interest payment due from February 1, 2016 to March 1, 2016 (with interest due and payable thereafter on a semi-annual basis) and to change the next mandatory principal repayment due date to September 3, 2016, and the Company agreed to place an amount equal to 1/6th of the semi-annual principal and interest payments due into a sinking fund which the Company shall pay to HEARTLAND Bank every six months when due and owing, and (iii) Senior Health Insurance Company of Pennsylvania (“SHIP”) (as successor-in-interest to BRe BCLIC Primary), BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC agreed to (a) defer until the maturity date of their Notes and the junior note held by RJC (the “RJC Junior Note”) all of the interest payments that would otherwise be due and payable by the Company to them in February 2016; (b) return the interest rate under each of their Notes to 15% per annum, and the interest rate under the RJC Junior Note to 12% cash pay per annum, effective January 31, 2016; and (c) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of March 1, 2016, subject to NYSE American additional listing approval.

On March 7, 2016, the Company entered into a Letter Agreement, dated March 1, 2016 (the “March Letter Agreement”), with SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC (collectively, the “Original Lenders”), and the Agent, which extended the Deferral Extension by one (1) month, through March 31, 2016. Pursuant to the March Letter Agreement, the Original Lenders agreed to (i) further defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through March 31, 2016, (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them in March 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued; and (iii) delay the issuance of any “Subsequent Warrants” issuable pursuant thereto to within 30 days of April 1, 2016, subject to NYSE American additional listing approval.

On April 7, 2016, we entered into a Letter Agreement, dated April 1, 2016 (the “Letter Agreement”), with the Senior Loan Investors. The Letter Agreement extended by one (1) month, through April 30, 2016, the deferral of the payment of interest and principal due under the Senior Notes and the Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, issued by the Company to RJ Credit LLC (the “RJC Junior Note,” and together with the Senior Notes, the “Notes”)(the “Deferral Extension”), entered into with the Lenders on August 28, 2015, as amended on January 29, 2016 and March 7, 2016 (the “Original Deferral Agreements”). Specifically, pursuant to the Letter Agreement, all the Lenders agreed to: (i) further defer until the maturity date of their Senior Notes the mandatory principal payments that would otherwise be due and payable by the Company to them on payment dates occurring through April 30, 2016; (ii) defer until the maturity date of their Senior Notes and the RJC Junior Note all of the interest payments that would otherwise be due and payable by the Company to them in April 2016, with all interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued; and (iii) delay the issuance of any “Subsequent Warrants” (as defined in the Original Deferral Agreements) issuable pursuant thereto to within 30 days of May 1, 2016, subject to NYSE American additional listing approval.

On May 12, 2016, the Company entered into an Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”), pursuant to which the Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of the date of the parties entry into the Second Amendment, and add it to note principal, making the current outstanding principal amount of the RJC Junior Note as of May 12, 2016 equal to $9,379,000, (ii) extend the “Termination Date” thereunder (i.e., the maturity date) from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred, due and payable on the Termination Date, with all future interest amounts deferred being added to principal on the first business day of the month following the month in which such deferred interest is accrued, and (iv) subordinate the RJC Junior Note to the Senior Notes.

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

Vesting Agreements with Management

In connection with our entry into a reorganization agreement with Dome Energy AB and a subsidiary thereto (together, “Dome Energy”), which reorganization agreement and related transaction were terminated on December 29, 2015, each of Mr. Ingriselli, Mr. Peterson, and Mr. Moore, our then executive officers, entered into Vesting Agreements on May 21, 2015 (the “2015 Vesting Agreements”) which delayed the vesting of all of our restricted common stock they held which was subject to vesting prior to the Dome Energy reorganization being consummated (the “2015 Delayed Vesting”) until the earlier of (A) the 2nd business day following either (x) the closing of the transactions contemplated by the reorganization agreement with Dome Energy, or (y) our public disclosure of the termination of the reorganization, or, (B) if the Dome Energy reorganization did not close on or before December 29, 2015, then January 7, 2016. Because the contemplated merger with Dome Energy did not close on or before December 29, 2015, the vesting of shares of restricted common stock held by Messrs. Ingriselli, Peterson and Moore subject to the 2015 Delayed Vesting was scheduled to occur on January 7, 2016 in accordance with the terms of such 2015 Vesting Agreements. However, in connection with our entry into the GOM Merger Agreement (defined below), on December 29, 2015, as amended on January 6, 2016, each of Messrs. Ingriselli, Peterson and Moore entered into new Vesting Agreements with the Company (as amended, the “Vesting Agreements”), pursuant to which they each individually agreed that the future vesting of restricted common stock held by such officers from January 1, 2016 through June 1, 2016 (the “Delay Period”), including all restricted common stock that was subject to vesting on January 7, 2016 pursuant to the terms of Prior Vesting Agreements, shall be delayed until the 2nd trading day following the Company’s public announcement of the “Vesting Event,” defined as the later to occur of the receipt of (x) stockholder approval for the issuance of the securities issuable to Dome Energy pursuant to the Dome Energy reorganization and (y) the approval by the NYSE American of the listing of our common stock on the NYSE American following the closing of the Dome Energy reorganization, upon which Vesting Event all vesting with respect to such shares shall be accelerated and all such shares shall be fully vested (the “Acceleration”) (each as defined in the Vesting Agreements). The aggregate number of shares of restricted common stock which were subject to the Delay Period was 135,400 shares, 51,900 of which are held by Mr. Ingriselli, 48,100 of which are held by Mr. Peterson, and 35,400 of which are held by Mr. Moore (collectively, the “Subject Shares”). The Acceleration would occur even if the executives were not then employees or directors of the Company on such date. Notwithstanding the above, in the event the GOM Merger Agreement was terminated or the GOM Merger was not consummated by June 1, 2016 (unless otherwise agreed upon in writing by the parties to the GOM Merger Agreement), all the Subject Shares were to vest on the 2nd trading day following the Company’s public disclosure of the termination of the GOM Merger (in the event the GOM Merger Agreement was terminated prior to June 1, 2016), or, in the event the GOM Merger was not terminated by, or consummated by, June 1, 2016, on June 1, 2016, and the original vesting terms for all future unvested stock were to be reinstated to the terms in effect prior to the parties’ entry into the Vesting Agreements. Notwithstanding the above, nothing in the Vesting Agreements amended or waived any acceleration of vesting of unvested restricted stock or options provided under any executive officer’s current employment agreement with the Company, which provide for acceleration upon termination of such executive’s employment under certain circumstances detailed therein.

On April 25, 2016, the Company and each of Mr. Peterson and Mr. Moore, entered into Amended and Restated Vesting Agreements (the “Amended Vesting Agreements”), which amend and restated in their entirety those certain Vesting Agreements entered into by the Company and each of Messrs. Peterson and Moore on December 29, 2015, as amended January 6, 2016 (the “December Vesting Agreements”). Pursuant to the Amended Vesting Agreements, the Company agreed, effective April 28, 2016, to fully accelerate the vesting of all unvested restricted Company common stock which each of Messrs. Peterson and Moore had delayed pursuant to the December Vesting Agreements, which vesting had been voluntarily delayed for the benefit of the Company by each executive since May 2015, and reinstate the original remaining vesting schedules with respect to all other stock grants received by the Company going forward. As a result of the Amended Vesting Agreements, on April 28, 2016, Mr. Peterson vested an aggregate of 48,100 shares of restricted Company common stock, and Mr. Moore vested an aggregate of 35,400 shares of restricted Company common stock, the vesting of which had previously been voluntarily delayed pursuant to the December Vesting Agreements.

              On August 9, 2016, the Company entered into a Vesting Agreement with David Z. Steinberg, a member of the Company’s board of directors, pursuant to which, effective July 15, 2016, the Company and Mr. Steinberg agreed to delay the vesting with respect to 21,429 shares of unvested Company restricted common stock held by Mr. Steinberg for a period of one year, with the new vesting date being July 15, 2017.

Consulting Agreement and Separation Agreement

In connection with the Company’s then pending merger with GOM as described below under “GOM Holdings Reorganization Agreement”, and the Company’s efforts to reduce its general and administrative expenses, the Company’s Chairman and Chief Executive Officer, Frank C. Ingriselli, agreed to retire from the Company and step down from the offices of Chief Executive Officer and Executive Chairman of the Company and all of its subsidiaries, effective April 30, 2016. Mr. Ingriselli continued as the non-executive Chairman of the Company’s board of directors, and continued to work with the Company in a transitional consulting capacity for a period of three (3) months commencing May 1, 2016 (the “Transition Period”) through his wholly-owned consulting firm, Global Ventures Investments Inc. (“GVEST”), pursuant to a Consulting Agreement dated April 25, 2016, entered into by and between the Company and GVEST (the “GVEST Consulting Agreement”). Pursuant to the Consulting Agreement, through GVEST Mr. Ingriselli provided the Company with oil and gas development and strategic consulting services through the Transition Period in exchange for a lump sum payment of $150,000. In addition, the Company and Mr. Ingriselli entered into an Employee Separation and Release dated April 25, 2016 (the “Separation Agreement”), pursuant to which Mr. Ingriselli agreed to (i) waive all severance benefits to which he is entitled under his Executive Employment Agreement dated June 10, 2011, as amended to date (the “Ingriselli Employment Agreement”), including, but not limited to, waiver of any payments by the Company to Mr. Ingriselli of a lump sum payment equal to up to four (4) years’ salary and 30% bonus, and continued medical benefits for up to four (4) years, in the event of Mr. Ingriselli’s termination under certain circumstances, (ii) waive any and all accrued and unpaid vacation time, sick time and paid time off, equal in value to approximately $58,000, and (iii) fully-release the Company from all claims, in exchange for the Company agreeing to (x) fully accelerate the vesting of all of Mr. Ingriselli’s unvested options exercisable for 39,100 shares of Company common stock, (y) allow Mr. Ingriselli to transfer all 149,650 shares of his unvested restricted Company common stock to GVEST and then fully accelerate the vesting of the same, and (z) extend the exercise period for all of Mr. Ingriselli’s options to purchase Company common stock for a period of five (5) years from the date of Mr. Ingriselli’s termination of employment with the Company.

GOM Holdings Reorganization Agreement

On December 29, 2015, the Company entered into an Agreement and Plan of Reorganization (as amended to date, the “GOM Merger Agreement”) with White Hawk Energy, LLC (“White Hawk”) and GOM Holdings, LLC (“GOM”), a Delaware limited liability company. The GOM Merger Agreement provided for the Company’s acquisition of GOM through an exchange of certain of the shares of the Company’s common and preferred stock (the “Consideration Shares”), for 100% of the limited liability company membership units of GOM (the “GOM Units”), with the GOM Units being received by White Hawk and GOM receiving the Consideration Shares from the Company (the “GOM Merger” or “Merger”).

The Merger was subject to various closing conditions. At the closing of the Merger, (i) GOM was to transfer the GOM Units to White Hawk, solely in exchange for the Consideration Shares, and (ii) White Hawk was to continue as a wholly-owned subsidiary of the Company and to continue to carry on the business of GOM. In exchange for the transfer of GOM Units to White Hawk, the Company was to issue to the members of GOM, the Consideration Shares as follows: (x) an aggregate of 155,156 shares of the Company’s restricted common stock (the “Common Stock”) and 698,448 restricted shares of the Company’s to-be-designated Series B Convertible Preferred Stock (the “Series B Preferred” (described in greater detail below)), and (y) was to assume approximately $125 million of subordinated debt from GOM’s existing lenders and a $30 million undrawn letter of credit backing certain offshore asset retirement obligations (the “GOM Debt”), which GOM Debt was anticipated to be restructured on terms and conditions mutually acceptable to the Company and GOM prior to the closing of the Merger.

GOM is an investment owned by Platinum Partners Value Arbitrage Fund, LP, a New York based investment firm (“PPVAF”). PPVAF also owns RJC, which entity originally loaned the Company approximately $5.9 million in principal in connection with the Company’s March 2014 senior note funding and $8.9 million in principal in connection with the Company’s February 2015 acquisition of certain working interests from GGE, each as restructured in May 2016, and PPVAF also owns GGE, which entity is the holder of the Company’s Series A Preferred stock. Each of GOM, RJC and GGE were formerly advised by Platinum Management (NY), LLC (“PM LLC”). PPVAF, and, by virtue of being owned by PPVAF, GGE, RJC, and GOM, are currently in the process of winding down and liquidating their assets through the oversight and control of a court-appointed liquidator in the Cayman Islands and are no longer advised by PM LLC or any of its affiliates. Additionally, the Company is aware that the former manager of PPVAF, PM LLC, is currently under investigation by the SEC and the Justice Department and that certain former executives have been indicted by the Justice Department, however, PM LLC and those certain executives no longer have any control over PPVAF, GOM, RJC or GGE, which entities are currently solely under the control of the Cayman Islands court-appointed liquidators.

PM LLC is also an advisor to the entity that owns GGE, a greater than 5% stockholder of the Company, from whom the Company acquired approximately 12,977 net acres of oil and gas properties and interests in 53 gross wells located in the Denver-Julesburg Basin, Colorado in February 2015, in connection with which the Company assumed approximately $8.35 million of subordinated notes payable owed by GGE to RJC, issued to GGE 337,500 restricted shares of the Company’s common stock (representing approximately 9.9% of our then outstanding shares of common stock), and issued to GGE 66,625 restricted shares of the Company’s then newly-designated Amended and Restated Series A Convertible Preferred Stock (the “Series A Preferred”), which can be converted into shares of the Company’s common stock on a 100:1 basis, subject to a 9.99% ownership blocker. GGE, as the sole holder of the Company’s Series A Preferred, has the right to appoint two designees to the Company’s board of directors for as long as GGE continues to hold 15,000 shares of Series A Preferred designated as “Tranche One Shares” under the Company’s Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series A Convertible Preferred Stock. Mr. Steinberg is one of the Series A Preferred’s designees to the board of directors in connection with such right, provided that GGE has not designated any further members of the board of directors at this time.

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

On June 22, 2017, the Company terminated its then pending merger with GOM, in order to pursue an alternative transaction with a Hong Kong-based investor group as contemplated pursuant to a non-binding term sheet entered into by the Company and the investor group, which transaction was similarly terminated on September 29, 2017.

Senior Debt Restructuring

On May 12, 2016, we entered into the Amended NPA and related transactions as described in greater detail under “Part I” – “Item 1. Business” – “Material 2016-2017 Transactions” – “Senior Debt Restructuring” of this Annual Report on Form 10-K.

Rescission of Restricted Stock Awards

On December 28, 2017, the Company and Mr. David Z. Steinberg, a member of the Company’s Board of Directors, entered into a Rescission Agreement (the “Rescission Agreement”) pursuant to which the Company and Mr. Steinberg agreed to cancel and rescind an aggregate of 75,975 shares of restricted Company Common Stock originally granted to Mr. Steinberg pursuant to the Board Compensation Program in 2015 and 2016.

Review and Approval of Related Party Transactions

We have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), director(s) and significant stockholders, provided that it is our policy that any and all such transactions are presented and approved by the board and future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

In addition, our Code of Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance” – “Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

Our board of directors has determined that each of Ms. Smith, Mr. McAfee and Mr. Steinberg is an independent director as defined in the NYSE American rules governing members of boards of directors or as defined under Rule 10A-3 of the Exchange Act. Accordingly, a majority of the members of our board of directors are independent as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services performed by GBH CPAs, PC for the audit of our annual financial statements for the years ended December 31, 2017 and 2016 (in thousands).

	2017	2016
GBH CPAs, PC:
Audit Fees(1)	$ 124	$185
Audit-Related Fees(2)	-	-
Tax Fees(3)	16	33
All Other Fees(4)	17	36
Total	$ 157	$254

(1)
Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2017 and 2016 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.
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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by GBH CPAs, PC for 2017 and 2016.

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

(3) Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number

1.1	Underwriting Agreement, dated May 13, 2015, by and among PEDEVCO Corp. and National Securities Corporation		8-K	1.1	May 13, 2015	001-35922
1.2	At Market Issuance Sales Agreement, dated September 29, 2016, by and among PEDEVCO CORP. and National Securities Corporation		8-K	1.1	September 29, 2016	001-35922
2.1+	Purchase and Sale Agreement, dated February 23, 2015, by and between Golden Globe Energy (US), LLC and Red Hawk Petroleum, LLC		8-K	2.1	February 24, 2015	001-35922
2.2+	Agreement and Plan of Reorganization dated as of May 21, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	May 26, 2015	001-35922
2.3	Amendment No. 1 to Agreement and Plan of Reorganization dated as of July 15, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	July 17, 2015	001-35922
2.4	Amendment No. 2 to Agreement and Plan of Reorganization dated as of August 28, 2015, by and among PEDEVCO Corp., PEDEVCO Acquisition Subsidiary, Inc., Dome Energy, Inc. and Dome Energy AB		8-K	2.1	September 1, 2015	001-35922
2.5+	Agreement and Plan of Merger and Reorganization dated as of December 29, 2015, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC		8-K	2.1	December 30, 2015	001-35922
2.6	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of February 29, 2016, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC		8-K	2.1	March 2, 2016	001-35922
2.7	Amendment No. 2 to Agreement and Plan of Merger and Reorganization dated as of April 25, 2016, by and among PEDEVCO Corp., White Hawk Energy, LLC, and GOM Holdings, LLC		8-K	2.1	April 27, 2016	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	August 2, 2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	April 23, 2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	February 24, 2015	001-35922
3.4	Certificate of Amendment to Certificate of Formation (1-for-10 Reverse Stock Split of Common Stock)		8-K	3.1	March 27, 2017	333-64122
3.4	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)		8-K	3.3	March 6, 2008	333-64122
3.5	Amendment to the Bylaws (December 3, 2012)		8-K	3.1	December 6, 2012	000-53725
3.6	Amendment to Bylaws (October 25, 2016)		8-K	3.1	October 21, 2016	001-35922
4.1	Form of Common Stock Certificate for PEDEVCO CORP.		S-3	4.1	October 23, 2013	333-191869
4.2	Form of PEDEVCO Corp. Series A Preferred Stock Certificate		10-K	4.2	March 31, 2014	001-35922
4.3	Form of PEDEVCO Corp. Warrant Agreement (March 7, 2014) - Casimir Capital LP (1,000,000 shares at $2.50 per share)		8-K	10.18	March 10, 2014	001-35922
4.4	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Michael L. Peterson and the Registrant**		S-8	4.9	October 31, 2013	333-192002

4.5	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Y.M. Shum and the Registrant	S-8	4.11	October 31, 2013	333-192002
4.6	Consultant Stock Option Agreement, dated October 7, 2011, entered into by and between Kathleen Cole and the Registrant	S-8	4.12	October 31, 2013	333-192002
4.7	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Frank C. Ingriselli and the Registrant**	S-8	4.13	October 31, 2013	333-192002
4.8	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Clark R. Moore and the Registrant**	S-8	4.14	October 31, 2013	333-192002
10.1	2003 Stock Option Plan**	10-QSB/A	10.12	November 20, 2003	333-64122
10.2	Blast Energy Services, Inc. 2009 Stock Incentive Plan **	10-Q	4.1	August 14, 2009	000-53725
10.3	PEDEVCO Corp. 2012 Equity Incentive Plan**	8-K	4.1	August 2, 2012	000-53725
10.4	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement **	S-8	4.2	October 31, 2013	333-192002
10.5	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement**	S-8	4.3	October 31, 2013	333-192002
10.6	Pacific Energy Development Corp. 2012 Equity Incentive Plan **	S-8	4.4	October 31, 2013	333-192002
10.7	PEDEVCO Corp. Amended and Restated 2012 Equity Incentive Plan **	S-8	4.1	December 28, 2017	333-222335
10.8	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement**	S-8	4.5	October 31, 2013	333-192002
10.9	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement **	S-8	4.6	October 31, 2013	333-192002
10.1	Pacific Energy Development Corp. - Form of Restricted Shares Grant Agreement **	S-8	4.7	October 31, 2013	333-192002
10.11	Pacific Energy Development Corp. - Form of Stock Option Agreement **	S-8	4.8	October 31, 2013	333-192002
10.12	PEDEVCO Corp. - Form of Indemnification Agreement **	10-K	10.11	March 31, 2014	001-35922
10.13	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Frank Ingriselli **	10-K	10.19	March 31, 2014	001-35922
10.14	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore **	10-K	10.20	March 31, 2014	001-35922
10.15	Form of Common Stock Warrant dated May 24, 2012, issued to MIE Jurassic Energy Corporation, May 24, 2012	10-K	10.38	March 31, 2014	001-35922
10.16	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.43	March 31, 2014	001-35922
10.17	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.44	March 31, 2014	001-35922
10.18	Executive Employment Agreement, dated June 16, 2012, by Pacific Energy Development Corp. and Michael Peterson **	10-K	10.45	March 31, 2014	001-35922
10.19	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Michael L. Peterson **	10-K	10.56	March 31, 2014	001-35922
10.20	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Frank C. Ingriselli **	10-K	10.57	March 31, 2014	001-35922
10.21	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore **	10-K	10.58	March 31, 2014	001-35922
10.22	Form of Bridge Financing Note and Warrant Purchase Agreement	10-K	10.61	March 31, 2014	001-35922
10.23	Form of Bridge Financing Secured Promissory Note	10-K	10.62	March 31, 2014	001-35922
10.24	Form of Bridge Financing Warrant	10-K	10.63	March 31, 2014	001-35922

10.25	Amended and Restated Secured Subordinated Promissory Note, dated March 25, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	10-K	10.64	March 31, 2014	001-35922
10.26	First Amendment to Amended and Restated Secured Subordinated Promissory Note, dated July 9, 2013, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	8-K	10.1	July 15, 2013	001-35922
10.27	Form of Promissory Note (August 12, 2013 - Private Placement Offering)	8-K	10.3	August 13, 2013	001-35922
10.28	Form of Amendment to Secured Promissory Note (December 2013)	8-K	10.1	December 18, 2013	001-35922
10.29	Form of Warrant for the Purchase of Common Stock (December 2013 New Warrants)	8-K	10.2	December 18, 2013	001-35922
10.30	Senior Secured Promissory Note (BRe BCLIC Primary) ($11,800,000)(March 7, 2014)	8-K	10.2	March 10, 2014	001-35922
10.31	Senior Secured Promissory Note (BRe BCLIC Sub) ($423,530)(March 7, 2014)	8-K	10.3	March 10, 2014	001-35922
10.32	Senior Secured Promissory Note (BRe WNIC 2013 LTC Primary) ($17,522,941)(March 7, 2014)	8-K	10.4	March 10, 2014	001-35922
10.33	Senior Secured Promissory Note (BRe WNIC 2013 LTC Sub) ($803,529)(March 7, 2014)	8-K	10.5	March 10, 2014	001-35922
10.34	Senior Secured Promissory Note (RJ Credit LLC) ($19,450,000)(March 7, 2014)#	8-K	10.6	March 10, 2014	001-35922
10.35	Guaranty dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as agent	8-K	10.7	March 10, 2014	001-35922
10.36	Security Agreement dated March 7, 2014, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as secured party	8-K	10.8	March 10, 2014	001-35922
10.37	Patent Security Agreement dated March 7, 2014, by the Company in favor of BAM Administrative Services LLC, as secured party	8-K	10.9	March 10, 2014	001-35922
10.38	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production (Matagorda County, Texas) (March 7, 2014)	8-K	10.1	March 10, 2014	001-35922
10.52	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Pacific Energy Development Corp. (March 7, 2014	8-K	10.11	March 10, 2014	001-35922
10.53	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Morgan County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.12	March 10, 2014	001-35922
10.39	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Pacific Energy Development Corp. (March 7, 2014)	8-K	10.13	March 10, 2014	001-35922
10.40	Leasehold Deed of Trust, Fixture Filing, Assignment of Rents and Leases, and Security Agreement (Weld County, Colorado) – Red Hawk Petroleum, LLC (March 7, 2014)	8-K	10.14	March 10, 2014	001-35922
10.41	Purchase and Sale Agreement, dated March 7, 2014, by and between Red Hawk Petroleum, LLC and RJ Resources Corp.	8-K	10.15	March 10, 2014	001-35922
10.42	Warrant for the Purchase of 1,000,000 shares of Common Stock granted to Casimir Capital, LP (March 7, 2014)	8-K	10.18	March 10, 2014	001-35922
10.43	Form of Second Amendment to Secured Promissory Note (March 7, 2014)	8-K	10.19	March 10, 2014	001-35922
10.44	Form of Subordination and Intercreditor Agreement with Secured Promissory Note Holders (March 7, 2014)	8-K	10.2	March 10, 2014	001-35922
10.45	Form of June 30, 2014 MIE Jurassic Energy Corporation Warrants	8-K	10.1	July 3, 2014	001-35922
10.46	Form of Common Stock and Warrant Subscription Agreement (November 28, 2014)	S-3	10.2	December 19, 2014	333-201099

10.47	Form of Warrant For the Purchase of Common Stock (November 28, 2014)	S-3	10.3	December 19, 2014	333-201099
10.48	Amendment to Note and Security Agreement, dated February 23, 2015, by and between PEDEVCO Corp. and RJ Credit LLC	8-K	10.2	February 24, 2015	001-35922
10.49	Assumption and Consent Agreement, dated February 23, 2015, by and among RJ Credit LLC, Golden Globe Energy (US), LLC (formerly RJ Resources Corp.), and PEDEVCO Corp.	8-K	10.3	February 24, 2015	001-35922
10.50	Call Option Agreement, dated February 23, 2015, by and between PEDEVCO Corp., Pacific Energy Development Corp. and Golden Globe Energy (US), LLC	8-K	10.4	February 24, 2015	001-35922
10.51	Settlement Agreement, dated February 19, 2015, by and among MIE Jurassic Energy Corporation, PEDEVCO Corp., and Pacific Energy Development Corp.	8-K	10.6	February 24, 2015	001-35922
10.52	Amended and Restated Secured Subordinated Promissory Note, dated February 19, 2015, and effective January 1, 2015, issued by PEDEVCO Corp. to MIE Jurassic Energy Corporation	8-K	10.7	February 24, 2015	001-35922
10.53	Membership Interest Purchase Agreement, dated February 19, 2015, by and between Pacific Energy Development Corp. and MIE Jurassic Energy Corporation	8-K	10.8	February 24, 2015	001-35922
10.54	Assignment, Conveyance and Bill of Sale, dated February 19, 2015, by and between Pacific Energy Development Corp. and Condor Energy Technology LLC	8-K	10.9	February 24, 2015	001-35922
10.55	Form of Executive Vesting Agreement dated May 21, 2015**	8-K	10.4	May 26, 2015	001-35922
10.56	Form of Vesting Agreement dated December 29, 2015**	8-K	10.1	December 30, 2015	001-35922
10.57	Form of Amendment No. 1 to Vesting Agreement dated January 6, 2016**	10-K	10.75	March 29, 2016	001-35922
10.58	Letter Agreement, dated November 19, 2015, by and among PEDEVCO Corp., Dome Energy AB, Dome Energy, Inc., and VistaTex Energy LLC	8-K	10.1	November 24, 2015	001-35922
10.59	Contingent Promissory Note, dated November 19, 2015, issued by Dome Energy AB to Red Hawk Petroleum, LLC	8-K	10.2	November 24, 2015	001-35922
10.60	Letter Agreement, dated April 24, 2015, by and among PEDEVCO Corp., BAM Administrative Services LLC, BRE BCLIC Primary, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC	10-Q	10.1	May 14, 2015	001-35922
10.61	Form of Common Stock Warrant	10-Q	10.11	May 14, 2015	001-35922
10.62	Letter Agreement, dated August 28, 2015, by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC	8-K	10.1	September 1, 2015	001-35922
10.63	Letter Agreement, dated August 28, 2015, by and among PEDEVCO Corp. and HEARTLAND Bank	8-K	10.2	September 1, 2015	001-35922
10.64	Form of Common Stock Warrant (April 24, 2015 Lender Amendment)	10-Q	10.8	November 13, 2015	001-35922
10.65	Form of Common Stock Warrant (August 28, 2015 Lender Amendment)	8-K	10.3	September 1, 2015	001-35922
10.66	Form of Common Stock Warrant (IR Firm)	10-Q	10.6	August 13, 2015	001-35922
10.67	Letter Agreement, dated January 29, 2016, by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC	8-K	10.1	February 4, 2016	001-35922
10.68	Letter Agreement, dated March 1, 2016, and executed March 7, 2016 by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, and RJ Credit LLC	8-K	10.1	March 11, 2016	001-35922
10.69	Letter Agreement, dated January 29, 2016, by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, HEARTLAND Bank, and RJ Credit LLC	8-K	10.1	February 4, 2016	001-35922

10.70	Letter Agreement, dated March 1, 2016, and effective March 7, 2016 by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, and RJ Credit LLC	8-K	10.1	March 11, 2016	001-35922
10.71	Settlement Agreement, dated March 29, 2016, by and among PEDEVCO Corp., Red Hawk Petroleum, LLC, Dome Energy AB, Dome Energy, Inc., and VistaTex Energy LLC	8-K	10.1	March 31, 2016	001-35922
10.72	Letter Agreement, dated April 1, 2016, and effective April 7, 2016 by and among PEDEVCO Corp., BAM Administrative Services LLC, Senior Health Insurance Company of Pennsylvania, BRE BCLIC Sub, BRE WNIC 2013 LTC Primary, BRE WNIC 2013 LTC Sub, and RJ Credit LLC	8-K	10.1	April 13, 2016	001-35922
10.73	Consulting Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Global Venture Investments, Inc.	8-K	10.1	April 27, 2016	001-35922
10.74	Employee Separation and Release dated April 25, 2016, by and between PEDEVCO Corp. and Frank C. Ingriselli**	8-K	10.2	April 27, 2016	001-35922
10.75	Amendment No. 2 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Michael L. Peterson**	8-K	10.3	April 27, 2016	001-35922
10.76	Employment Letter Agreement dated June 16, 2012, by and between Pacific Energy Development Corp. and Gregory Overholtzer**	8-K	10.4	April 27, 2016	001-35922
10.77	Amendment No. 1 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Gregory Overholtzer**	8-K	10.5	April 27, 2016	001-35922
10.78	Form of Amended and Restated Vesting Agreement dated April 25, 2016**	8-K	10.6	April 27, 2016	001-35922
10.79	Amended and Restated Note Purchase Agreement dated as of May 12, 2016, by and among PEDEVCO Corp., Senior Health Insurance Company of Pennsylvania, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank, RJ Credit LLC, BHLN-Pedco Corp., BBLN-Pedco Corp., and BAM Administrative Services LLC	8-K	10.1	May 17, 2016	001-35922
10.80	Form of Tranche A Note	8-K	10.2	May 17, 2016	001-35922
10.81	Form of Tranche B Note	8-K	10.3	May 17, 2016	001-35922
10.82	Share Pledge Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and Golden Globe Energy (US), LLC	8-K	10.4	May 17, 2016	001-35922
10.83	Form of Warrant for Purchase of Common Stock (Investor Warrants)	8-K	10.5	May 17, 2016	001-35922
10.84	Form of Amended and Restated Warrant for Purchase of Common Stock (Investor Warrants)	8-K	10.6	May 17, 2016	001-35922
10.85	First Amendment to Security Agreement dated May 12, 2016, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as secured party	8-K	10.7	May 17, 2016	001-35922
10.86	First Amendment to Patent Security Agreement dated May 12, 2016, by the Company in favor of BAM Administrative Services LLC, as secured party	8-K	10.8	May 17, 2016	001-35922
10.87	Form of First Amendment to Deed of Trust, Security Agreement, Assignment of Production, Financing Statement and Fixture Filing	8-K	10.9	May 17, 2016	001-35922

10.88	First Amendment to Guaranty dated May 12, 2016, by Pacific Energy Development Corp., White Hawk Petroleum, LLC, Pacific Energy & Rare Earth Limited, Blackhawk Energy Limited, Pacific Energy Development MSL, LLC, and Red Hawk Petroleum, LLC, in favor of BAM Administrative Services LLC, as agent		8-K	10.1	May 17, 2016	001-35922
10.89	Amendment No. 2 to Note and Security Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and RJ Credit LLC		8-K	10.11	May 17, 2016	001-35922
10.90	Call Option Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and Golden Globe Energy (US), LLC		8-K	10.12	May 17, 2016	001-35922
10.91	Vesting Agreement, effective July 14, 2016, entered into by and between PEDEVCO Corp. and David Z. Steinberg		10-Q	10.24	August 11, 2016	001-35922

10.92	Series B Convertible Preferred Stock and Warrant Subscription Agreement, dated August 17, 2017, entered into by and among PEDEVCO Corp., Dragon Gem Limited, and Absolute Frontier Limited		8-K	10.2	August 18, 2017	001-35922

10.93	Form of Warrant for the Purchase of Common Stock		8-K	10.2	August 18, 2017	001-35922
10.94	Rescission Agreement, dated December 28, 2017, entered into by and between David Z. Steinberg and PEDEVCO Corp.		8_K	10.1	December 29, 2017	001-35922
14.1	Code of Ethics and Business Conduct		8-K/A	14.1	August 8, 2012	000-53725
21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of GBH CPAs, PC	X
23.2	Consent of Tenet Advisory Group, LLC	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1	Reserves Report of Tenet Advisory Group, LLC for reserves of PEDEVCO Corp. at December 31, 2017	X
99.2	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	September 5, 2013	001-35922
99.3	Charter of the Compensation Committee		8-K	99.2	September 5, 2013	001-35922
99.4	Charter of the Audit Committee		8-K	99.3	September 5, 2013	001-35922
99.5	Form of Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series B Convertible Preferred Stock		8-K	3.1	December 30, 2015	001-35922
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

PEDEVCO Corp.

March 29, 2018	By:	/s/ Michael L. Peterson
Michael L. Peterson
Chief Executive Officer
(Principal Executive Officer)

March 29, 2018	By:	/s/ Gregory L. Overholtzer
Gregory Overholtzer
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Michael L. Peterson	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2018
Michael L. Peterson

By: /s/ Gregory L. Overholtzer	Chief Financial Officer	March 29, 2018
Gregory L. Overholtzer	(Principal Financial and Accounting Officer)

By: /s/ Frank C. Ingriselli	Chairman of the Board of Directors	March 29, 2018
Frank C. Ingriselli

By: /s/ David Z. Steinberg	Director	March 29, 2018
David Z. Steinberg

By: /s/ Adam McAfee	Director	March 29, 2018
Adam McAfee

By: /s/ Elizabeth P. Smith	Director	March 29, 2018
Elizabeth P. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
PEDEVCO Corp.
Danville, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has negative working capital, negative operating cash flows and has suffered recurring loss from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2008.
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 29, 2018

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$917	$659
Accounts receivable	-	25
Accounts receivable – oil and gas	301	439
Prepaid expenses and other current assets	176	173
Total current assets	1,394	1,296

Oil and gas properties:
Oil and gas properties, subject to amortization, net	34,922	57,395
Oil and gas properties, not subject to amortization, net	-	-
Total oil and gas properties, net	34,922	57,395

Other assets	85	85
Investments – cost method	-	4
Total assets	$36,401	$58,780

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$101	$103
Accrued expenses	2,126	1,802
Revenue payable	557	517
Convertible – notes payable – Bridge Notes, net of premiums of $113,000 and $113,000, respectively	588	588
Notes payable – Secured Promissory Notes, net of discounts of $0 and $50,000, respectively	-	300
Total current liabilities	3,372	3,310

Long-term liabilities:
Accrued expenses	1,462	589
Accrued expenses – related party	1,733	677
Notes payable – Secured Promissory Notes, net of discounts of $2,603,000 and $4,600,000, respectively	34,159	27,497
Notes payable – Secured Promissory Notes – related party, net of discounts of $1,148,000 and $2,338,000, respectively	15,930	13,319
Notes payable – Subordinated – related party	11,483	10,173
Notes payable – other	4,925	4,925
Asset retirement obligations	477	246
Total liabilities	73,541	60,736

Commitments and contingencies

Shareholders' deficit:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and 66,625 shares issued and outstanding at December 31, 2017 and 2016, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 7,278,754 and 5,494,394 shares issued and outstanding at December 31, 2017 and 2016, respectively	7	5
Additional paid-in-capital	100,954	99,770
Accumulated deficit	(138,101)	(101,731)
Non-controlling interests	-	-
Total shareholders' deficit	(37,140)	(1,956)

Total liabilities and shareholders' deficit	$36,401	$58,780

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017 and 2016
 (amounts in thousands, except share amounts)

	For the Year Ended December 31,
	2017	2016
Revenue:
Oil and gas sales	$3,015	$3,968

Operating expenses:
Lease operating costs	1,348	1,687
Exploration expense	2	231
Selling, general and administrative expense	2,529	3,912
Depreciation, depletion, amortization and accretion	3,754	5,080
Impairment of oil and gas properties	18,950	-
Gain on settlement of payables	-	(1,282)
Total operating expenses	26,583	9,628

Loss on write-off of cost method investment	(4)	-
Operating loss	(23,572)	(5,660)

Other income (expense):
Interest expense	(12,798)	(13,959)
Total other expense	(12,798)	(13,959)

Net loss	$(36,370)	$(19,619)

Net loss per common share:
Basic and diluted	$(6.22)	$(4.02)

Weighted average number of common shares outstanding:
Basic and diluted	5,847,387	4,886,026

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2017 and 2016
(amounts in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock			Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Totals
Balances at December 31, 2015	66,625	$-	4,524,932	$5	97,203	$(82,112)	$(59)	$15,037
Issuance of restricted stock for services upon vesting maturity	-	-	663,182	-	-	-	-	-
Forfeiture of restricted common stock	-	-	(4,500)	-	-	-	-	-
Issuance of common stock for settlement of payables	-	-	245,000	-	588	-	-	588
Stock-based compensation	-	-	90,000	-	1,476	-	-	1,476
Stock repurchase and retirement	-	-	(32,349)	-	(74)	-	-	(74)
Cashless exercise of options	-	-	8,129	-	-	-	-	-
Fair value of warrants issued as debt discount	-	-	-	-	636	-	-	636
Minority interest capitalized from PEDCO MSL	-	-	-	-	(59)	-	59	-
Net loss	-	-	-	-	-	(19,619)	-	(19,619)

Balances at December 31, 2016	66,625	-	5,494,394	5	99,770	(101,731)	-	(1,956)
Issuance of common stock for cash	-	-	590,335	1	530	-	-	531
Issuance of restricted stock for services upon vesting maturity	-	-	1,270,000	1	(1)	-	-	-
Stock-based compensation	-	-	-	-	655	-	-	655
Rescinded stock	-	-	(75,975)	-	-	-	-	-
Net loss	-	-	-	-	-	(36,370)	-	(36,370)
Balances at December 31, 2017	66,625	$-	7,278,754	$7	$100,954	$(138,101)	$-	$(37,140)

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017 and 2016
(amounts in thousands)

	December 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$ (36,370)	$(19,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	655	1,476
Depreciation, depletion, amortization and accretion	3,754	5,080
Impairment of oil and gas properties	18,950	-
Gain on settlement of payables	-	(1,282)
Loss on write-off of cost method investment	4	-
Interest expense deferred and capitalized in debt restructuring	7,083	6,887
Amortization of debt discount	3,237	5,576
Changes in operating assets and liabilities:
Accounts receivable	25	381
Accounts receivable – oil and gas	138	562
Accounts receivable – related party	-	19
Prepaid expenses and other current assets	(3)	(23)
Accounts payable	(2)	(3,277)
Accrued expenses	1,197	(2,286)
Accrued expenses – related parties	1,056	490
Revenue payable	40	42
Net cash used in operating activities	(236)	(5,974)

Cash Flows From Investing Activities:
Cash paid for drilling costs	-	(75)
Net cash provided by (used in) investing activities	-	(75)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	6,295
Repayment of notes payable	(37)	(651)
Proceeds from issuance of common stock, net of offering costs	531	-
Cash paid for stock repurchase and retirement	-	(74)
Net cash provided by financing activities	494	5,570

Net increase (decrease) in cash	258	(479)
Cash at beginning of year	659	1,138
Cash at end of year	$917	$659

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$553
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Accrual of oil and gas development costs	$-	$8
Acquisition of oil and gas properties for assumption of accounts payable	$-	$3,587
Changes in estimates of asset retirement obligations	$97	$(7)
Issuance of restricted common stock for services upon vesting maturity	$1	$7
Issuance of common stock for settlement of payables	$-	$588
Minority interest capitalized from PEDCO MSL	$-	$(59)
Fair value of warrants issued as debt discount	$-	$636

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

The Company completed a 1-for-10 reverse split of its outstanding common stock, which took effect as of market close on April 7, 2017. All outstanding shares, options, warrants, preferred stock and other securities convertible into the Company's common stock have been retrospectively adjusted to reflect the reverse stock split as required by the terms of such securities with a proportional increase in the related share, conversion or exercise price, as applicable.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp. (“PEDCO”), a Nevada corporation; (iii) Pacific Energy & Rare Earth Limited, a Hong Kong company (dissolved on August 11, 2017); (iv) Blackhawk Energy Limited, a British Virgin Islands company (which is currently in the process of being dissolved); (v) White Hawk Petroleum, LLC, a Nevada limited liability company (dissolved on November 30, 2016); (vi) Red Hawk Petroleum, LLC, a Nevada limited liability company; (vii) Pacific Energy Development MSL, LLC (owned 50% by the Company) (dissolved in September 2016) and is included in our consolidated results for the periods prior to its dissolution (“PEDCO MSL”); (viii) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with the planned reorganization transaction with Dome Energy, Inc. (“Dome Energy”), which was subsequently terminated (dissolved in April 2016); and (ix) White Hawk Energy, LLC, a Delaware limited liability company, formed on January 4, 2016 in connection with the contemplated reorganization transaction with GOM Holdings, LLC (“GOM”), which reorganization transaction has since been terminated (which is currently in the process of being dissolved). All significant intercompany accounts and transactions have been eliminated.

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

Reclassification. Certain amounts for prior periods have been reclassified to conform to the current presentation.

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2017 and December 31, 2016, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2017, approximately $646,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to two customers comprised 38% and 51% of the Company’s total oil and gas revenues for the year ended December 31, 2017. Sales to two customers comprised 47% and 42% of the Company’s total oil and gas revenues for the year ended December 31, 2016. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no significant allowances have been recorded. Included in accounts receivable - oil and gas is $21,000 related to receivables from joint interest owners.

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

Impairment of Long-Lived Assets. The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. The Company recorded impairment of properties subject to amortization for the years ended December 31, 2017 and 2016 of $18,950,000 and $-0-, respectively.

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

The following table describes changes in our asset retirement obligations during the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Asset retirement obligations at January 1,	$246	$189
Accretion expense	134	31
Obligations incurred for acquisition	-	19
Obligations settled - assets sold	-	-
Changes in estimates	97	7
Asset retirement obligations at December 31,	$477	$246

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted income per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended December 31, 2017 and 2016, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 500,727 and 367,247 potentially issuable shares of common stock related to options and 1,231,373 and 1,256,618 potentially issuable shares of common stock related to warrants and 150,569 and 139,169 potentially issuable shares of common stock related to the conversion of Bridge Notes, due to their anti-dilutive effect for the years ended December 31, 2017 and 2016, respectively.

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

Recently Issued Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as Accounting Standards Update (“ASU”) 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company has evaluated the adoption of the standard and due to the nature of the Company’s oil and gas revenue agreements method there will be no impact of the standard on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (Topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (Topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which would be adopted for interim and annual reporting periods beginning after December 15, 2017.  The Company has evaluated the adoption of the standard and due to the nature of the Company’s oil and gas revenue agreements method there will be no impact of the standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has evaluated the adoption of the standard and, due to there being only one operating lease currently in place, there will be minimal impact of the standard on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017, with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – GOING CONCERN

Although the Company’s senior Tranche A Notes (as defined and discussed below under “Note 8– Notes Payable – 2016 Senior Note Financing”) do not mature until May 11, 2019, with all of the Company’s other debt expressly subordinated thereto with no amounts due or owing under such subordinated debt until June 11, 2019 at the earliest, with the exception of the New MIEJ Note (as defined and discussed below under “Note 8 – Notes Payable – MIE Jurassic Energy Corporation”), which matures on March 8, 2019 and with interest accruing thru March 8, 2018 being payable on such date, the realization of the Company’s assets and satisfaction of its liabilities remains contingent on the completion of a financing. The Company anticipates that it will need approximately $18 million in 2018 to execute its current business plan and is currently actively negotiating the necessary financing.  In the event that the Company is unable to complete the financing currently under consideration, and is otherwise unable to replace such financing on a timely basis, it would materially affect the Company’s ability to continue as a going concern.  If such financing is not completed, among other things, the Company expects that it would incur additional impairment of its oil and gas properties of up to $29 million and the Company’s ability to meet its obligations from existing cash flows would be significantly affected. If the Company would be required to seek financing from other sources, such financings may not be available or, if available, may not be on terms acceptable to the Company or its existing lenders. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its debt obligations, working capital needs, and develop its oil and gas properties to attain profitable operations. Management has concluded that there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the issue date of these financial statements.

NOTE 5 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2017 and 2016 (in thousands):

	January 1, 2017	Additions	Disposals	Transfers	December 31, 2017
Oil and gas properties subject to amortization	$68,306	$-	$-	$-	$68,306
Oil and gas properties not subject to amortization	-	-	-	-	-
Asset retirement costs	163	97	-	-	260
Accumulated depreciation, depletion and impairment	(11,074)	(22,570)	-	-	(33,644)
Total oil and gas properties, net	$57,395	$(22,473)	$-	$-	$34,922

	January 1, 2016	Additions	Disposals	Transfers	December 31, 2016
Oil and gas properties subject to amortization	$64,655	$3,651	$-	$-	$68,306
Oil and gas properties not subject to amortization	-	-	-	-	-
Asset retirement costs	137	26	-	-	163
Accumulated depreciation, depletion and impairment	(6,025)	(5,049)	-	-	(11,074)
Total oil and gas properties, net	$58,767	$(1,372)	$-	$-	$57,395

The depletion recorded for production on properties subject to amortization for the years ended December 31, 2017 and 2016 amounted to $3,620,000 and $5,049,000, respectively. The Company recorded impairment of leases for the years ended December 31, 2017 and 2016 of $-0- and $-0-, respectively, for lease acreage that expired during the year due to non-renewals or non-utilization of leases.  The Company recorded impairment of properties subject to amortization for the years ended December 31, 2017 and 2016, of $18,950,000 and $-0-, respectively. The impairment in 2017 was due to a delay in the funding necessary to support the capital expenditures used in the reserve report for development of the proven undeveloped acreage.

In November of 2017, Red Hawk Petroleum was made an offer by SRC Energy to participate in the Bestway well. The drilling of the well was started in 2015, but the exact completion date and start of production is not yet known. The effective date of the statutory pooling has also not yet been determined. The possible ownership percentage of the well which could be assigned to Red Hawk is still to be determined, but it could be between approximately 1% and 3% . A decision on whether to participate in the well has not yet been made, and thus no related amounts have been included on the financial statements as of December 31, 2017.

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

On March 24, 2015, Red Hawk and Dome Energy entered into a Service Agreement, pursuant to which Red Hawk agreed to provide certain human resource and accounting services to Dome Energy, of which $156,000 remained due and payable by Dome Energy to Red Hawk as of December 31, 2015. On March 29, 2016, the Company entered into a Settlement Agreement with Dome Energy and certain of its affiliated entities, pursuant to which the Company and Dome Energy agreed to terminate and cancel the Service Agreement and settle a number of outstanding matters, with Dome Energy agreeing to pay to Red Hawk $50,000 on May 2, 2016, in full satisfaction of the amounts due under the Service Agreement, with all remaining amounts owed forgiven by Red Hawk. As of December 31, 2015, the receivable due from Dome Energy totaled $406,000. During the year ended December 31, 2016, the net receivable created by the Dome Promissory Note was reduced to $25,000 by (i) the collection of the $250,000 as described above, (ii) forgiveness by the Company of $106,000 due from Dome Energy pursuant to the Settlement Agreement, and (iii) the recording of an allowance of $25,000 as a doubtful account (which was recognized as bad debt expense in selling, general and administrative expense on the Company’s income statement). As of December 31, 2016, the $50,000 was still due from Dome to Red Hawk as a part of the Settlement Agreement. The Company recorded an allowance for doubtful accounts as of December 31, 2016 of $25,000 related to this outstanding amount, as $25,000 of the $50,000 was collected in early 2017. During the three months ended March 31, 2017, the net receivable created by the Dome Promissory Note was equal to $25,000 due to (i) the collection of the $25,000 in January 2017, and (ii) the reversal of the allowance of $25,000 as a doubtful account (and credited to bad debt expense in selling, general and administrative expense on the Company’s income statement) due to the collection in April 2017 of the final $25,000 that had been due (the Company had no allowance for doubtful accounts as of March 31, 2017). As of December 31, 2017, the net receivable created by the Dome Promissory Note was $-0-.

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

In connection with the Company’s May 2016 debt restructuring as more fully described below, the Company entered into a new Call Option Agreement with GGE, dated May 12, 2016 (the “GGE Option Agreement”), pursuant to which the Company provided GGE an option to purchase the 23,182,880 common shares of Caspian Energy upon payment of $100,000 by GGE to the Company and is callable by GGE at any time. The option expires on May 12, 2019, which is the maturity date of the debt evidenced by that certain Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, and May 12, 2016, issued by the Company to RJ Credit LLC (“RJC” and the “RJC Junior Note”), as described below. The $100,000 option is classified as part of other current assets as of December 31, 2017 and 2016.

NOTE 8 – NOTES PAYABLE

Note Purchase Agreement and Sale of Secured Promissory Notes

On March 7, 2014, the Company entered into a $50 million financing facility (the “Notes Purchase Agreement”) between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”) (upon notice received from the Agent on October 10, 2017, the Agent resigned as agent for the Lenders effective December 31, 2017, and no replacement agent has been designated by the Lenders subsequent to such date). The Company issued the Investors Secured Promissory Notes in the aggregate principal amount of $34.5 million (the “Initial Notes”), which also provided for an additional $15.5 million available under the financing agreement to fund the Company’s future drilling costs to be evidenced by notes with substantially similar terms as the Initial Notes (the “Subsequent Notes,” and together with the Initial Notes, the “Senior Notes”). On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Initial Note to HEARTLAND Bank (subsequently assigned by HEARTLAND Bank to CadleRock IV, LLC, effective March 8, 2018), and effective April 1, 2015, BRe BCLIC Primary transferred its Initial Note to Senior Health Insurance Company of Pennsylvania (“SHIP”), with each of HEARTLAND Bank and SHIP becoming an “Investor” for purposes of the discussion below.

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

During the year ended December 31, 2017, there were no payments made to reduce the outstanding principal due under the Initial Notes, however, such Notes were restructured as described below.

2016 Senior Note Restructuring

Following a series of temporary payment deferrals as described above, on May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with existing lenders SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, HEARTLAND Bank (subsequently assigned by HEARTLAND Bank to CadleRock IV, LLC, effective March 8, 2018), and RJC, and new lenders BHLN-Pedco Corp. (“BHLN”) and BBLN-Pedco Corp. (“BBLN,” and together with BHLN and RJC, the “Tranche A Investors”) (the investors in the Tranche B Notes (defined below) and the Tranche A Investors, collectively, the “Lenders”), and the Agent, as agent for the Lenders. The Amended NPA amended and restated the Senior Notes held by the Tranche B Investors, and the Company issued new Senior Secured Promissory Notes to each of the Tranche B Investors (collectively, the “Tranche B Notes”) in a transaction that qualified as a troubled debt restructuring. RJC is also a party to the RJC Junior Note (discussed below under Notes Payable - Related Party Financings - The Subordinated Note Payable Assumed).

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

●
The Company capitalized all accrued and unpaid interest under the Tranche B Notes as a term loan with an aggregate outstanding principal balance as of May 12, 2016 equal to $39,065,000 (as of December 31, 2017 and 2016, the aggregate outstanding principal balance is $48,106,000 and $42,333,000, respectively). The Tranche B Notes mature on June 11, 2019 except for the Tranche B Note issued to RJC, which matures on July 11, 2019;

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

Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. As of December 31, 2017, the Company has paid $688,000 of principal under the Net Revenue Sweep, of which $37,000 was paid during the current year.

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

In addition, subject to the terms and conditions of the Amended NPA, RJC agreed to loan to the Company $240,000, within 30 days of the Closing Date and within 30 days of each of July 1, 2016, October 1, 2016 and January 1, 2017 (collectively, the “RJC Fundings” and collectively with the Investor Tranche A Fundings, the “Fundings”), provided that no Event of Default or Default shall exist. The aggregate amount of the RJC Fundings made by RJC under the Amended NPA shall not exceed $960,000 and any Funding repaid may not be re-borrowed. As of December 31, 2017 and 2016, the Company has received no loan proceeds under this agreement, and RJC is in default of its funding obligations thereunder.

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

As additional consideration for the entry into the Amended NPA, the Company granted to BHLN and BBLN, warrants exercisable for an aggregate of 596,280 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3 year term, are transferrable, and are exercisable on a cashless basis at any time at $2.50 per share (as amended). The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The fair value of the Investor Warrants issued is approximately $707,000 based on the Black-Scholes option pricing model. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $636,000.

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Senior Notes, as amended. In addition, warrants exercisable for an aggregate of 34,911 shares of the Company’s common stock at an exercise price of $15.00 per share and warrants exercisable for an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $7.50 per share previously granted by the Company to certain of the Lenders on September 10, 2015 in connection with prior interest payment deferrals have been amended and restated to provide that all such warrants are exercisable on a cashless basis and to include a Blocker Provision (the “Amended and Restated Warrants”).

Additionally, the Company also agreed to (a) provide to the Agent and the Investors a monthly projected general and administrative expense report (the “Projected G&A”) and a monthly comparison report of the Projected G&A provided for the preceding month, with an explanation of any variances, provided that in no event shall such variances exceed $150,000, and (b) pay to the Agent within 2 business days following the end of each calendar month all of the Company’s oil and gas revenue received by the Company during such month (the “Net Revenue Sweep”), less (i) lease operating expenses, (ii) interest payments due to Investors under the New Senior Notes, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved by the Agent (the “G&A Cap”), and (iv) preapproved extraordinary expenses (together the “Monthly Net Revenues”). Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. During the years ended December 31, 2017 and 2016, the Company has paid $37,000 and $651,000, respectively, of principal under the Net Revenue Sweep. The amount of interest deferred under the Tranche A and Tranche B Notes as of December 31, 2017 and 2016 equaled $3,195,000 and $1,266,000, respectively, and was accounted for on the balance sheet under long-term accrued expenses and accrued expenses - related party.

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

All debt discount amounts are amortized using the effective interest rate method. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of December 31, 2017 and 2016 was $3,751,000 and $6,988,000 respectively. Amortization of debt discount and total interest expense for the notes (New Senior Notes – Tranche B and Tranche A Notes and GGE Notes) was $3,237,000 and $9,012,000, respectively, for the year ended December 31, 2017 and was $5,576,000 and $7,832,000, respectively, for the year ended December 31, 2016.

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

Bridge Note Financing

As of December 31, 2017, the Company had Bridge Notes with an aggregate principal amount of $475,000 remaining outstanding, plus accrued interest of $230,000 and additional payment-in-kind (“PIK”) of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into. Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price (the “Conversion Price”) as follows:

(A)
prior to June 1, 2014, the Conversion Price was $21.50 per share; and

(B)
following June 1, 2014, the Conversion Price is the greater of (i) 80% of the average of the closing price per share of the Company’s publicly-traded common stock for the five (5) trading days immediately preceding the date of the conversion notice provided by the holder; and (ii) $5.00 per share.

Additionally, each Bridge Note holder entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the Bridge Notes until full repayment of certain senior notes. The Subordination and Intercreditor Agreements also prohibit the Company from repaying the Bridge Notes until certain senior notes have been paid in full, except that we are allowed to repay the Bridge Notes from net proceeds received from the sale of common or preferred stock (i) in calendar year 2014 if such net proceeds received in such calendar year exceeds $35,000,000, (ii) in calendar year 2015 if such net proceeds received in such calendar year exceeds $50,000,000, and (iii) in calendar year 2016 if such net proceeds actually received in such calendar year exceeds $50,000,000, none of which has occurred to date. The interest expense related to these notes for the year ended December 31, 2017 was $57,000, compared to $57,000 for 2016.

The unamortized debt premium as of December 31, 2017 and 2016 was $113,000 and $113,000, respectively. No amortization was recorded during 2017 or 2016 due to these notes being subordinated by the Senior Notes.

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note, which was amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ.

In February 2015, the Company and PEDCO entered into a Settlement Agreement with MIEJ and the New MIEJ Note in the amount of $4.925 million, as discussed in Note 8. As of December 31, 2017, the amount outstanding under the New MIEJ Note was $4,925,000.

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

The interest expense related to this note for the year ended December 31, 2017 was $493,000, and for the year ended December 31, 2016 was $494,000.

For financial reporting purposes, MIEJ was considered a related party for all periods presented prior to the MIEJ Settlement Agreement signed in February 2015. After that date, MIEJ is no longer considered a related party.

Related Party Financings

The Subordinated Note Payable Assumed

In 2015, the Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the GGE Acquired Assets (the “RJC Junior Note”). The amount outstanding on the RJC Junior Note as of December 31, 2017 and 2016 equaled $11,483,000 and $10,173,000 respectively. The lender under the RJC Junior Note is RJC, which is one of the lenders under the Senior Notes and is an affiliate of GGE. The note was originally due and payable on December 31, 2017, but has been extended to July 11, 2019 in connection with the May 2016 restructuring as described above. The assumed note payable is subordinate to the Senior Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000. Should the Company repay the Senior Notes or replace them with secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

The interest expense related to the RJC Junior Note for the year December 31, 2017 was $1,309,000, and for the year ended December 31, 2016 was $1,164,000.

2016 RJC Subordinated Note Deferrals

On January 29, 2016 and March 7, 2016, the Company entered into agreements with RJC to defer until maturity the payment of interest and principal due under the RJC Junior Note through March 31, 2016, and reduce the interest rate to 12% per annum effective January 31, 2016.

The deferral period was further extended on May 12, 2016, on which date the Company entered into an Amendment No. 2 to Note and Security Agreement with RJC (the “Second Amendment”). The Company and RJC agreed to amend the RJC Junior Note to (i) capitalize all accrued and unpaid interest under the RJC Junior Note as of May 12, 2016, and add it to the note principal, making the outstanding principal amount of the RJC Junior Note as of June 12, 2016 equal to $9,379,000, (ii) extend the maturity date from December 31, 2017 to July 11, 2019, (iii) provide that all future interest accruing under the RJC Junior Note is deferred until payable on the maturity date, with all future interest amounts deferred being added to the principal on a monthly basis, and (iv) subordinate the RJC Junior Note to the New Senior Notes. The warrants previously granted to RJC on September 10, 2015 were also amended to provide that such warrants are exercisable on a cashless basis and to include a Blocker Provision (as defined above).

For the year ended December 31, 2017, interest deferred and capitalized under Amendment No. 2 (effective May 12, 2016) to the Note amounted to $1,309,000 and amounted to total deferred interest of $2,564,000 since January 1, 2016. The outstanding principal amount of the RJC Junior Note as of December 31, 2017 was equal to $11,483,000.

For the year ended December 31, 2016, interest deferred and capitalized since May 12, 2016, under Amendment No. 2 to the Note amounted to $794,000 and amounted to total deferred interest of $1,255,000 since January 1, 2016. The outstanding principal amount of the RJC Junior Note as of December 31, 2016 was equal to $10,173,000.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Lease

In June 2017, the Company entered into a second lease addendum to the original lease agreement signed in July 2012 and the first lease addendum signed in May 2016, as amended, which extends the term of the lease by an additional one year, now ending in July 2018, for its corporate office space located in Danville, California. The obligation under this one-year lease extension for the remainder of the lease through July 2018 is $34,000.

In September 2014, the Company entered into a lease agreement for office space located in Houston, Texas, with a term of five years ending on March 1, 2020, which location served as the Company’s operations office. Effective April 1, 2016, the Company terminated this lease agreement and issued the landlord 70,000 shares of common stock valued at $161,000, with no further obligations due thereunder.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 58 net acres expire in 2018, 469 net acres expire in 2019, and 1,288 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. Where the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of December 31, 2017, the Company had fully impaired its unproved leasehold costs based on management’s revised re-leasing program.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At December 31, 2017, the Company was authorized to issue 100,000,000 shares of its preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A” preferred stock.

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

As of December 31, 2017 and December 31, 2016, there were 66,625 shares of the Company’s Series A Preferred outstanding, 10,000 shares of which are now subject to cancellation and forfeiture as described further in Note 8 above due to RJC’s failure to meet its RJC Funding obligations under the Amended NPA.

COMMON STOCK

At December 31, 2017, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the year ended December 31, 2016, the Company issued shares of common stock or restricted common stock as follows:

●
On January 7, 2016, the Company issued 175,000 shares of its restricted common stock with a fair value of $385,000, based on the market price on the date of issuance, to certain of its employees, including 60,000 shares to its Chairman and then Chief Executive Officer, Frank C. Ingriselli, 60,000 shares to its President and then Chief Financial Officer, Michael L. Peterson, and 55,000 shares to its Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process. 50% of the shares vest on the six month anniversary of the grant date, 30% vest on the twelve month anniversary of the grant date and 20% vest on the eighteen month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

●
On April 5, 2016, the Company issued 70,000 shares of Company common stock to the Company’s Houston office landlord in connection with the termination of the Company’s Houston office lease, valued at $161,000, based on the market price on the date of grant.

●
On April 15, 2016, there were 4,500 shares of unvested restricted common stock forfeited in connection with the termination of an employee.

●
On April 28, 2016, there were 32,349 total shares of common stock repurchased and retired by the Company from two employees at $2.30 per share.

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

●
On July 5, 2016, the Company issued 8,129 shares of the Company’s common stock to Mr. Frank C. Ingriselli, the Company’s Chairman, member of the Board of Directors, and then Chief Executive Officer, in connection with the cashless net exercise of stock options by Mr. Ingriselli.

●
On December 28, 2016, the Company issued 488,182 shares of its restricted common stock with a fair value of $537,000, based on the market price on the date of issuance, to certain of its employees and four Directors, including 165,000 shares to its Chief Executive Officer and President, Michael L. Peterson, and 105,000 shares to its Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2015 annual equity incentive compensation review process. For the employee shares, 50% of the shares vest on the six month anniversary of the grant date, 30% vest on the twelve month anniversary of the grant date and 20% vest on the eighteen month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

●
On December 28, 2016, the Company issued 20,000 shares of common stock to a financial advisor valued at $1.10 per share, based on the fair value of the stock on the date granted, for consulting services.

The Company completed a 1-for-10 reverse split of its outstanding common stock, which took effect as of market close on April 7, 2017. Before the split, the Company had approximately 54.9 million shares of common stock issued and outstanding, and following the reverse split, the Company had approximately 5.49 million shares of common stock issued and outstanding (subject to adjustment for settlement of fractional shares which were rounded up to the nearest whole share). All outstanding options, warrants, preferred stock and other securities convertible into the Company's common stock have been adjusted as a result of the reverse stock split as required by the terms of such securities with a proportional increase in the exercise and conversion prices, as applicable.

During the year ended December 31, 2017, the Company issued a total of 590,335 shares of common stock under the At Market Issuance Sales Agreement with National Securities Corporation effective September 29, 2016 for gross proceeds of $641,000, and proceeds net of all issuance costs equal to $531,000.

On December 28, 2017, the Company issued 1,270,000 shares of its restricted common stock with a fair value of $394,000, based on the market price on the date of issuance, to certain of its employees and four Directors (150,000 shares to each Director with a fair value of $47,000 for each Director), including 410,000 shares to its Chief Executive Officer and President, Michael L. Peterson, and 260,000 shares to its Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2017 annual equity incentive compensation review process. For the employee shares, 50% of the shares vest on the six month anniversary of the grant date, 30% vest on the twelve month anniversary of the grant date and 20% vest on the eighteen month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

On December 28, 2017, the Company and Mr. David Z. Steinberg, a member of the Company’s Board of Directors, entered into a Rescission Agreement pursuant to which the Company and Mr. Steinberg agreed to cancel and rescind an aggregate of 75,975 shares of restricted Company Common Stock originally granted to Mr. Steinberg pursuant to the Board Compensation Program in 2015 and 2016.

As of December 31, 2017, there were 7,278,754 shares of common stock outstanding.

Stock-based compensation expense recorded related to restricted stock during the year ended December 31, 2017 and 2016 was $586,000 and $995,000 respectively. The remaining amount of unamortized stock-based compensation expense related to restricted stock at December 31, 2017 and 2016 was $408,000 and $600,000 respectively.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan, options to acquire 3,424 shares of common stock were granted and remained outstanding and exercisable as of December 31, 2017 and 2016. No new options were issued under these plans in 2016 or 2017.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015, December 28, 2016 and December 28, 2017 to increase by 500,000, 300,000, 500,000 and 1,5000,000 (to 3,000,000 currently), respectively, the number of shares of common stock reserved for issuance under the 2012 Incentive Plan.

A total of 3,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of December 31, 2017, of which  2,296,130 shares have been issued as restricted stock, 621,700 shares are subject to issuance upon exercise of issued and outstanding options, and 82,170 remain available for future issuance as of December 31, 2017.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of December 31, 2017, options to purchase an aggregate of 31,015 shares of the Company’s common stock and 66,625 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

On January 7, 2016, the Company granted options to purchase an aggregate of 166,000 shares of common stock to certain of its consultants and employees at an exercise price of $2.20 per share, including an option to purchase 28,000 shares to its Chairman and then Chief Executive Officer (prior to his retirement) Frank C. Ingriselli, an option to purchase 30,000 shares to its President and then Chief Financial Officer Michael L. Peterson, and an option to purchase 28,000 shares to its Executive Vice President and General Counsel Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2014 annual equity incentive compensation review process. The options have terms of five years and fully vested in July 2017. 50% vest six months from the date of grant, 30% vest one year from the date of grant and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $183,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.61%, (2) expected term of 3.5 years, (3) expected volatility of 69%, and (4) zero expected dividends.

On December 28, 2016, the Company granted options to purchase an aggregate of 90,000 shares of common stock to certain of its employees at an exercise price of $1.10 per share, including an option to purchase 60,000 shares to its Chief Financial Officer Gregory L. Overholtzer, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2016 annual equity incentive compensation review process. The options have terms of five years and fully vest in June 2018. 50% vest six months from the date of grant, 30% vest one year from the date of grant and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $60,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 2.02%, (2) expected term of 3.5 years, (3) expected volatility of 89%, and (4) zero expected dividends.

On December 28, 2017, the Company granted options to purchase an aggregate of 225,000 shares of common stock to certain of its employees at an exercise price of $0.31 per share, including an option to purchase 150,000 shares to its Chief Financial Officer Gregory L. Overholtzer, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2017 annual equity incentive compensation review process. The options have terms of five years and expire in December 2022. 50% vest six months from the date of grant, 30% vest one year from the date of grant and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $44,000.

Variables used in the Black-Scholes option-pricing model for the options issued in 2017 include: (1) a discount rate of 2.23%, (2) expected term of 3.5 years, (3) expected volatility of 92%, and (4) zero expected dividends.

During the year ended December 31, 2017 and 2016, the Company recognized option stock-based compensation expense related to options of $69,000 and $298,000, respectively.

The remaining amount of unamortized stock options expense at December 31, 2017 and 2016 was $47,000 and $73,000, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2017 and 2016 was $-0- and $-0-, respectively.

Option activity during the year-ended December 31, 2017 and 2016 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1, 2017	518,727	$4.95	4.3
Granted	225,000	0.31	4.3
Exercised	-
Forfeited and cancelled	-

Outstanding at December 31, 2017	743,727	$3.45	3.8

Exercisable at December 31, 2017	500,727	$5.09	3.2

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)
Outstanding at January 1, 2016	305,890	$8.00	4.8
Granted	256,000	1.80
Exercised	(8,125)	2.20
Forfeited and cancelled	(35,038)	8.90

Outstanding at December 31, 2016	518,727	$4.95	4.3

Exercisable at December 31, 2016	367,247	$6.10	4.2

Summary of options outstanding and exercisable as of December 31, 2017 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$0.30	1.51	225,000	-
1.10	0.48	90,000	72,000
2.20	0.57	138,000	138,000
2.40	0.05	10,000	10,000
3.00	0.01	2.601	2,601
3.70	0.42	122,500	122,500
5.10	0.61	109,083	109,083
14.10	0.04	10,000	10,000
19.40	0.06	21,750	21,750
25.00	0.01	8,000	8,000
37.50	0.02	6,450	6,450
302.40	0.00	298	298
672.00	0.00	45	45
$0.30 to $672.00	3.78	743,727	500,727

Summary of options outstanding and exercisable as of December 31, 2016 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Options Outstanding	Options Exercisable
$1.10	0.90	90,000	-
2.20	1.10	138,000	89,000
2.40	0.10	10,000	10,000
3.00	0.10	2,601	2,601
3.70	0.80	122,500	115,050
5.10	1.10	109,083	109,083
14.10	0.10	10,000	10,000
19.40	0.10	21,750	16,720
25.00	0.07	8,000	8,000
37.50	0.03	6,450	6,450
302.40	0.00	298	298
672.00	0.00	45	45
$1.10 to $672.00	4.3	518,727	367,247

Warrants

Issuance of Warrants

On May 12, 2016, as consideration for the entry into the Amended NPA, the Company granted to BHLN and BBLN warrants exercisable for an aggregate of 596,280 shares of common stock of the Company (the “Investor Warrants”). The warrants have a 3-year term, are transferrable, and are exercisable on a cashless basis at any time at $2.50 per share, subject to receipt of additional listing approval of such underlying shares of common stock from the NYSE American (which additional listing approval was received from the NYSE American on June 1, 2016). The Investor Warrants include a beneficial ownership limitation that prohibits the exercise of the Investor Warrants to the extent such exercise would result in the holder, together with its affiliates, holding more than 9.99% of the Company’s outstanding voting stock (the “Blocker Provision”). The estimated fair value of the Investor Warrants issued is approximately $707,000 based on the Black-Scholes option pricing model. The relative fair value allocated to the Tranche A Notes and recorded as debt discount was $636,000.

Other than the Investor Warrants, no additional warrants exercisable for common stock of the Company are due, owing, or shall be granted to the Lenders pursuant to the Senior Notes. In addition, warrants exercisable for an aggregate of 34,911 shares of the Company’s common stock at an exercise price of $15.00 per share and warrants exercisable for an aggregate of 120,100 shares of the Company’s common stock at an exercise price of $7.50 per share previously granted by the Company to certain of the Lenders on September 10, 2015 in connection with prior interest payment deferrals have been amended and restated to provide that all of such warrants are exercisable on a cashless basis and include a Blocker Provision.

During the years ended December 31, 2017 and 2016, the Company recognized warrant stock-based compensation expense of $-0- and $-0-, respectively.

The intrinsic value of outstanding and exercisable warrants at December 31, 2017 and December 31, 2016 was $-0- and $-0-, respectively.

Warrant activity during the years-ended December 31, 2017 and 2016 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2017	1,256,618	$8.00	2.39
Granted	-	-
Forfeited and cancelled	(25,245)	33.29
Outstanding at December 31, 2017	1,231,373	$7.44	1.43

Exercisable at December 31, 2017	1,231,373	$7.44	1.43

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2016	780,338	$17.80	3.0
Granted	596,280	2.50
Forfeited and cancelled	(120,000)	45.00
Outstanding at December 31, 2016	1,256,618	$8.00	2.4

Exercisable at December 31, 2016	1,256,618	$8.00	2.4

Summary of warrants outstanding and exercisable as of December 31, 2017 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$2.50	0.66	596,280	596,280
4.40	0.00	10,000	10,000
7.50	0.07	120,104	120,104
10.00	0.57	370,076	370,076
15.00	0.02	34,913	34,913
25.00	0.10	100,000	100,000

$2.50 to 25.00	1.42	1,231,373	1,231,373

Summary of warrants outstanding and exercisable as of December 31, 2016 was as follows:

Exercise Price	Weighted Average Remaining Life (years)	Warrants Outstanding	Warrants Exercisable
$2.50	1.12	596,280	596,280
4.40	0.01	10,000	10,000
7.50	0.17	120,100	120,100
10.00	0.87	370,076	370,076
15.00	0.05	34,912	34,912
23.40	0.00	16,678	16,678
25.00	0.18	100,000	100,000
52.50	0.00	8,572	8,572

$2.50 to $52.50	2.4	1,256,618	1,256,618

NOTE 12 – RELATED PARTY TRANSACTIONS

Note Amendments and Warrant Issuances to RJC

See Notes above for a discussion of certain amendments to the Senior Note and RJC Junior Note held by RJC.

See Notes above for a discussion of certain warrants issued to RJC by the Company in connection with the amendment of the Senior Note and RJC Junior Note held by RJC.

GGE Acquisition

As a result of the 66,625 restricted shares of the Company’s Series A Convertible Preferred Stock issued to GGE which can be converted into shares of the Company’s common stock on a 100:1 basis as described below in greater detail, and the appointment by GGE of a representative to the Company’s Board of Directors, GGE became a related party to the Company in 2015. The following table reflects the related party amounts for GGE included in the December 31, 2017 and 2016 balance sheets (in thousands):

	As of December 31, 2017	As of December 31, 2016
Accrued expenses	$1,733	$677
Long-term notes payable – Secured Promissory Notes, net of discount of $1,148,000	15,930	13,319
Long notes payable – Subordinated	11,483	10,173
Total liabilities	$29,146	$24,169

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of December 31, 2017 (in thousands):

	Fair Value Measurements At December 31, 2017
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

NOTE 14 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2017 and 2016.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law.  The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 34% effective January 1, 2018.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $18,589,000 and a corresponding reduction in the valuation allowance. The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended December 1, 2017 and 2016, and the Company’s effective tax rate:

	Year Ended December 31, 2017	Year Ended December 31, 2016

U.S. federal statutory income tax	34.00%	34.00%
State and local income tax, net of benefits	4.63%	4.63%
Amortization of debt discount	(1.22%)	(0.15%)
Loss on write-off of cost method investment	0.00%	0.00%
Officer life insurance and D&O insurance	(0.08%)	0.00%
Stock-based compensation	(0.70%)	(2.91%)
Tax rate changes and other	(51.12%)	0.20%
Valuation allowance for deferred income tax assets	14.49%	(35.77%)
Effective income tax rate	0.00%	0.00%

Deferred income tax assets as of December 31, 2017 and 2016 are as follows (in thousands):

Deferred Tax Assets	December 31, 2017	December 31, 2016
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$3,649	$3,967
Net operating loss – federal taxes	30,322	38,369
Net operating loss – state taxes	5,398	2,303
Total deferred tax asset	39,369	44,639

Less valuation allowance	(39,369)	(44,639)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2017 and 2016. The net change in the total valuation allowance from December 31, 2016 to December 31, 2017 was a decrease of $13,319,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2017 and 2016, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2017 and 2016.

As of December 31, 2017, the Company has federal net operating loss carryforwards of approximately $94,477,000 (not subject to limitations) and $49,922,000 (subject to limitations), which if not utilized, will expire beginning in 2033 and 2023, respectively.

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

The Company currently has tax returns open for examination by the Internal Revenue Service for all years since 2010.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

The following supplemental unaudited information regarding PEDEVCO’s direct oil and gas activities is presented pursuant to the disclosure requirements of ASC 932.  All oil and gas operations are located in the U.S.

 (1) Capitalized costs relating to Oil and Gas Producing Activities (in thousands):

	2017	2016
Proved oil and gas properties	$68,566	$68,469
Unproved oil and gas properties	-	-
Subtotal	68,566	68,469
Accumulated depreciation, amortization and impairment	(33,644)	(11,074)
Net capitalized costs	$34,922	$57,395

(2) Costs Incurred in Oil and Gas Property Acquisition and Development Costs (in thousands):

	2017	2016
Acquisition of properties:
Proved	$-	$ 3,670
Unproved	-	-
Exploration costs	-	-
Development costs	-	-
Total	$ -	$ 3,670

(3) Results of Operations for Producing Activities (in thousands):

	2017	2016
Sales	$3,015	$3,968
Production costs	(1,348)	(1,687)
Depletion, accretion and impairment	(22,704)	(5,080)
Income tax benefit	-	-
Results of operations	$(21,037)	$(2,799)

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

The reserve estimates set forth below for 2017 were prepared by Tenet Advisory Group, LLC (“TAG”), an independent professional engineering firm certified by the Texas Board of Professional Engineers (Registration number F-18903), under the direction of Joe C. Bullard of TAG. TAG, and its employees, have no material interest in our Company. TAG also performs oilfield operational and engineering services for the Company.

The reserve estimates were prepared by TAG using reserve definitions and pricing requirements prescribed by the SEC.

TAG estimated the proved reserves for our properties by performance methods and analogy. All of the proved producing reserves attributable to producing wells and/or reservoirs were estimated by performance methods. These performance methods, such as decline curve analysis, utilized extrapolations of historical production and pressure data available through December 2017 in those cases where such data were considered to be definitive. The data utilized were furnished to TAG by the Company or obtained from public data sources. All of the proved developed non-producing and undeveloped reserves were estimated by analogy.

Estimated Quantities of Proved Oil and Gas Reserves

	2017
	Ngl	Oil	Gas
	(MBbls)	(Mbbls)	(Mmcf)
Proved Developed Producing	51	326	800
Proved Developed Non-Producing	-	-	-
Total Proved Developed	51	326	800
Proved Undeveloped	622	1,616	5,554
Total Proved as of December 31, 2017	673	1,942	6,354

	2017
	Ngl	Oil	Gas
	(MBbls)	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	-	2,591	11,053
Extensions and discoveries	-	-	-
Revisions of previous estimates	685	(597)	(4,599)
Purchase of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Production	(12)	(52)	(100)
End of year proved reserves	673	1,942	6,354

Estimated Quantities of Proved Oil and Gas Reserves	2016
	Oil	Gas
	(MBbls)	(Mmcf)
Proved Developed Producing	391	1,199
Proved Developed Non-Producing	-	-
Total Proved Developed	391	1,199
Proved Undeveloped	2,200	9,854
Total Proved as of December 31, 2016	2,591	11,053

	2016
	Oil	Gas
	(MBbls)	(Mmcf)
Total Proved Reserves:
Beginning of year	2,431	10,252
Extensions and discoveries	-	-
Revisions of previous estimates	138	658
Purchase of minerals in place	114	742
Sale of minerals in place	-	-
Production	(92)	(599)
End of year proved reserves	2,591	11,053

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

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2017:

For the year ended December 31, 2017	($ 000's)
Future cash inflows	$120,897
Future production costs	(26,743)
Future development costs	(36,185)
Future income tax expense	(9)
Future net cash flows	57,960
10% annual discount	(26,737)
Standardized measure of discounted future net cash flows	$31,223

Changes in Standardized Measure of Discounted Future Cash Flows
($ 000's)
Beginning of year	$19,154
Sales and transfers of oil and gas produced, net of production costs	(1,595)
Net changes in prices and production costs	8,931
Extensions, discoveries, additions and improved recovery, net of related costs	-
Development costs incurred	-
Revisions of estimated development costs	(60)
Revisions of previous quantity estimates	(6,316)
Accretion of discount	1,916
Net change in income taxes	(7)
Purchases of reserves in place	-
Sales of reserves in place	-
Changes in timing and other	9,200
End of year	$31,223

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to the proved reserves as of December 31, 2016:

($ 000's)
For the year ended December 31, 2016
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