Form 10-Q
period 2018-03-31
PEDEVCO CORP
filed 2018-05-11
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

At May 9, 2018, there were 7,278,754 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three Months Ended March 31, 2018

  i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$876	$917
Accounts receivable – oil and gas	351	301
Prepaid expenses and other current assets	160	176
Total current assets	1,387	1,394

Oil and gas properties:
Oil and gas properties, subject to amortization, net	34,359	34,922
Oil and gas properties, not subject to amortization, net	-	-
Total oil and gas properties, net	34,359	34,922

Other assets	85	85
Total assets	$35,831	$36,401

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$350	$101
Accrued expenses	2,219	2,126
Revenue payable	578	557
Convertible notes payable – Bridge Notes, net of premiums of $113,000 and $113,000, respectively	588	588
Total current liabilities	3,735	3,372

Long-term liabilities:
Accrued expenses	1,677	1,462
Accrued expenses – related party	1,994	1,733
Notes payable – Secured Promissory Notes, net of debt discount of $2,120,000 and $2,603,000, respectively	35,821	34,159
Notes payable – Secured Promissory Notes – related party, net of debt discount of $919,000 and $1,148,000 respectively	16,543	15,930
Notes payable – Subordinated – related party	11,831	11,483
Notes payable – other	4,925	4,925
Asset retirement obligations	496	477
Total liabilities	77,022	73,541

Commitments and contingencies

Shareholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and 66,625 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 7,278,754 and 7,278,754 shares issued and outstanding, respectively	7	7
Additional paid-in capital	101,137	100,954
Accumulated deficit	(142,335)	(138,101)
Total shareholders’ deficit	(41,191)	(37,140)

Total liabilities and shareholders’ deficit	$35,831	$36,401

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2018	2017

Revenue:
Oil and gas sales	$644	$734

Operating expenses:
Lease operating costs	312	330
Exploration expense	10	-
Selling, general and administrative expense	738	800
Depreciation, depletion, amortization and accretion	582	680
Total operating expenses	1,642	1,810

Operating loss	(998)	(1,076)

Other income (expense):
Interest expense	(3,236)	(3,096)
Total other expense	(3,236)	(3,096)

Net loss	$(4,234)	$(4,172)

Net loss per common share:
Basic and diluted	$(0.58)	$(0.76)

Weighted average number of common shares outstanding:
Basic and diluted	7,278,754	5,493,112

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(4,234)	$(4,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	183	276
Depreciation, depletion, amortization and accretion	582	680
Interest expense deferred and capitalized in debt restructuring	1,911	1,652
Amortization of debt discount	712	831
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	(50)	56
Prepaid expenses and other current assets	16	(12)
Accounts payable	249	256
Accrued expenses	308	100
Accrued expenses - related parties	261	260
Revenue payable	21	(3)
Net cash used in operating activities	(41)	(76)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(24)
Net cash used in financing activities	-	(24)

Net decrease in cash	(41)	(100)
Cash at beginning of period	917	659
Cash at end of period	$876	$559

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO CORP. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018, have been omitted.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation.  The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp. (“PEDCO”), a Nevada corporation; (iii) Pacific Energy & Rare Earth Limited, a Hong Kong company (dissolved on August 11, 2017); (iv) Blackhawk Energy Limited, a British Virgin Islands company (which is currently in the process of being dissolved); (v) White Hawk Petroleum, LLC, a Nevada limited liability company (dissolved on November 30, 2016); (vi) Red Hawk Petroleum, LLC, a Nevada limited liability company; (vii) Pacific Energy Development MSL, LLC (owned 50% by the Company) (dissolved in September 2016) and is included in our consolidated results for the periods prior to its dissolution (“PEDCO MSL”); (viii) PEDEVCO Acquisition Subsidiary, Inc., a Texas corporation which was formed on May 21, 2015 in connection with the planned reorganization transaction with Dome Energy, Inc. (“Dome Energy”), which was subsequently terminated (dissolved in April 2016); and (ix) White Hawk Energy, LLC, a Delaware limited liability company, formed on January 4, 2016 in connection with the contemplated reorganization transaction with GOM Holdings, LLC (“GOM”), which reorganization transaction has since been terminated (dissolved in March 2018). All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2018, and December 31, 2017, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2018, approximately $618,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 55% of the Company’s total oil and gas revenues for the three months ended March 31, 2018. Sales to one customer comprised 63% of the Company’s total oil and gas revenues for the three months ended March 31, 2017. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $4,000 related to receivables from joint interest owners.

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

The following table describes changes in our asset retirement obligations during the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017
Asset retirement obligations at January 1	$477	$246
Accretion expense	19	22
Obligations incurred for acquisition	-	-
Changes in estimates	-	-
Asset retirement obligations at March 31	$496	$268

Revenue Recognition. ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning January 1, 2018. Refer to Note 5 – Revenue from Contracts with Customers for additional information.

The Company’s revenue is comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

Contracts with customers have varying terms, including month-to-month contracts, and contracts with a finite term. The Company recognizes sales revenues for oil, natural gas, and NGLs based on the amount of each product sold to a customer when control transfers to the customer. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed. Revenue is measured based on the contract price, which may be index-based or fixed, and may include adjustments for market differentials and downstream costs incurred by the customer, including gathering, transportation, and fuel costs.

Revenues are recognized for the sale of the Company’s net share of production volumes. Sales on behalf of other working interest owners and royalty interest owners are not recognized as revenues.

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

Loss per Common Share. Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three months ended March 31, 2018 and 2017, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 500,727 and 406,608 potentially issuable shares of common stock related to options, 1,231,373 and 1,248,036 potentially issuable shares of common stock related to warrants and 153,379 and 141,980 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the three months ended March 31, 2018 and 2017, respectively.

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

Recently Issued Accounting Pronouncements.  In February 2016, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has evaluated the adoption of the standard and, due to there being only one operating lease currently in place, there will be minimal impact of the standard on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017, with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented.  There was no impact of the standard on its consolidated financial statements.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – GOING CONCERN

Although the Company’s senior Tranche A Notes (as defined and discussed below under “Note 9 – Notes Payable – 2016 Senior Note Restructuring”) do not mature until May 11, 2019 and all of the Company’s other debt expressly subordinated thereto due, June 11, 2019, at the earliest, with no amounts due or owing under such subordinated debt until such date, with the exception of the New MIEJ Note (as defined and discussed below under “Note 9 – Notes Payable – MIE Jurassic Energy Corporation”), which matures on March 8, 2019 and with interest accruing thru March 8, 2018 being payable on such date, the realization of the Company’s assets and satisfaction of its liabilities remains contingent on the completion of a future financing. The Company anticipates that it will need approximately $18 million in 2018 to execute its current business plan and is currently actively negotiating the necessary financing.  In the event that the Company is unable to complete the financing currently under consideration, and is otherwise unable to replace such financing on a timely basis, it would materially affect the Company’s ability to continue as a going concern.  If such financing is not completed, among other things, the Company expects that it would incur additional impairment of its oil and gas properties of up to $29 million and the Company’s ability to meet its obligations from existing cash flows would be significantly affected. If the Company would be required to seek financing from other sources, such financings may not be available or, if available, may not be on terms acceptable to the Company or its existing lenders. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its debt obligations, working capital needs, and develop its oil and gas properties to attain profitable operations. Management has concluded that there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date of these financial statements are issued.

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Change in Accounting Policy. The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Refer to Note 3 – Summary of Significant Accounting Policies for additional information.

Exploration and Production. There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the three months ended March 31, 2018 (in thousands):

Oil sales	$549
Natural gas sales	49
Natural gas liquids sales	46
Total revenue from customers	$644

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2017 or March 31, 2018.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2018 (in thousands):

	Balance at December 31,				Balance at March 31,
	2017	Additions	Disposals	Transfers	2018
Oil and gas properties, subject to amortization	$68,306	$-	$-	$-	$68,306
Oil and gas properties, not subject to amortization	-	-	-	-	-
Asset retirement costs	260	-	-	-	260
Accumulated depreciation, depletion and impairment	(33,644)	(563)	-	-	(34,207)
Total oil and gas assets	$34,922	$(563)	$-	$-	$34,359

The depletion recorded for production on proved properties for the three months ended March 31, 2018 and 2017, amounted to $563,000 and $658,000, respectively.

NOTE 7 – ACCOUNTS RECEIVABLE

On November 19, 2015, the Company entered into a Letter Agreement with certain parties including Dome Energy, pursuant to which Dome Energy agreed to acquire the Company’s interests in eight wells and fully fund the Company’s proportionate share of all the corresponding working interest owner expenses with respect to these eight wells. The Company assigned its interests in these wells to Dome Energy effective November 18, 2015, and Dome Energy assumed all amounts owed for the drilling and completion costs corresponding to these interests acquired from the Company. As part of this transaction, Dome Energy also agreed to pay an additional $250,000 to the Company in the event the anticipated merger was not consummated. In connection with the assignment of these well interests, Dome Energy issued a contingent promissory note to the Company, dated November 19, 2015 (the “Dome Promissory Note”), with a principal amount of $250,000, which was due to mature on December 29, 2015, upon the termination of the anticipated merger with Dome Energy. To guarantee payment of the Dome Promissory Note, Dome Energy deposited $250,000 into an escrow account. During the year ended December 31, 2016, the Company collected this receivable of $250,000 in full satisfaction of the Dome Promissory Note.

On March 24, 2015, Red Hawk and Dome Energy entered into a Service Agreement, pursuant to which Red Hawk agreed to provide certain human resource and accounting services to Dome Energy, of which $156,000 remained due and payable by Dome Energy to Red Hawk as of December 31, 2015. On March 29, 2016, the Company entered into a Settlement Agreement with Dome Energy and certain of its affiliated entities, pursuant to which the Company and Dome Energy agreed to terminate and cancel the Service Agreement and settle a number of outstanding matters, with Dome Energy agreeing to pay to Red Hawk $50,000 on May 2, 2016, in full satisfaction of the amounts due under the Service Agreement, with all remaining amounts owed forgiven by Red Hawk. As of December 31, 2015, the receivable due from Dome Energy totaled $406,000. During the year ended December 31, 2016, the net receivable created by the Dome Promissory Note was reduced to $25,000 by (i) the collection of the $250,000 as described above, (ii) forgiveness by the Company of $106,000 due from Dome Energy pursuant to the Settlement Agreement, and (iii) the recording of an allowance of $25,000 as a doubtful account (which was recognized as bad debt expense in selling, general and administrative expense on the Company’s income statement). As of December 31, 2016, the $50,000 was still due from Dome to Red Hawk as a part of the Settlement Agreement. The Company recorded an allowance for doubtful accounts as of December 31, 2016 of $25,000 related to this outstanding amount, as $25,000 of the $50,000 was collected in early 2017. During the three months ended March 31, 2017, the net receivable created by the Dome Promissory Note was equal to $25,000 due to (i) the collection of the $25,000 in January 2017, and (ii) the reversal of the allowance of $25,000 as a doubtful account (and credited to bad debt expense in selling, general and administrative expense on the Company’s income statement) due to the collection in April 2017 of the final $25,000 that had been due (the Company had no allowance for doubtful accounts as of March 31, 2017). As of December 31, 2017 and March 31, 2018, the net receivable created by the Dome Promissory Note was $-0-.

NOTE 8 – OTHER CURRENT ASSETS

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

In February 2015, the Company expanded its D-J Basin position through the acquisition of acreage from GGE (the “GGE Acquisition” and the “GGE Acquired Assets”). In connection with the GGE Acquisition, on February 23, 2015, the Company provided GGE a one-year option to acquire its interest in Caspian Energy for $100,000 payable upon exercise of the option recorded in prepaid expenses and other current assets. As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at December 31, 2015 was $100,000. The option provided to GGE was not exercised and expired on February 23, 2016, resulting in the Company retaining ownership of the 23,182,880 shares of Caspian Energy.

In connection with the Company’s May 2016 debt restructuring as more fully described below under “Note 9 – Notes Payable – 2016 Senior Note Restructuring”, the Company entered into a new Call Option Agreement with GGE, dated May 12, 2016 (the “GGE Option Agreement”), pursuant to which the Company provided GGE an option to purchase the 23,182,880 common shares of Caspian Energy upon payment of $100,000 by GGE to the Company at any time. The option expires on May 12, 2019, which is the maturity date of the debt evidenced by that certain Note and Security Agreement, dated April 10, 2014, as amended on February 23, 2015, and May 12, 2016, issued by the Company to RJ Credit LLC (“RJC” and the “RJC Junior Note”), as described below. The $100,000 option is classified as part of other current assets as of March 31, 2018 and December 31, 2017.

NOTE 9 – NOTES PAYABLE

Note Purchase Agreement and Sale of Secured Promissory Notes

On March 7, 2014, the Company entered into a $50 million financing facility (the “Notes Purchase Agreement”) between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”). The Company issued the Investors Secured Promissory Notes in the aggregate principal amount of $34.5 million (the “Initial Notes”), which also provided for an additional $15.5 million available under the financing agreement to fund the Company’s future drilling costs to be evidenced by notes with substantially similar terms as the Initial Notes (the “Subsequent Notes,” and together with the Initial Notes, the “Senior Notes”). On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Initial Note to HEARTLAND Bank, and effective April 1, 2015, BRe BCLIC Primary transferred its Initial Note to Senior Health Insurance Company of Pennsylvania (“SHIP”), with each of HEARTLAND Bank and SHIP becoming an “Investor” for purposes of the discussion below. Effective March 9, 2018, CadleRock IV, LLC acquired all of HEARTLAND’s interests in the Senior Notes, becoming an “Investor” for purposes of the discussion below.

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

During the three months ended March 31, 2018, there were no payments made to reduce the outstanding principal due under the Initial Notes, however, such Notes were restructured as described below.

2016 Senior Note Restructuring

Following a series of temporary payment deferrals as described above, on May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with existing lenders SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank (assigned to CadleRock IV, LLC in March 2018), and RJC, and new lenders BHLN-Pedco Corp. (“BHLN”) and BBLN-Pedco Corp. (“BBLN,” and together with BHLN and RJC, the “Tranche A Investors”) (the investors in the Tranche B Notes (defined below) and the Tranche A Investors, collectively, the “Lenders”), and the Agent, as agent for the Lenders. The Amended NPA amended and restated the Senior Notes held by the Investors, and the Company issued new Senior Secured Promissory Notes to each of the Investors (collectively, the “Tranche B Notes”) in a transaction that qualified as a troubled debt restructuring. RJC is also a party to the RJC Junior Note (discussed below under Notes Payable - Related Party Financings - Subordinated Note Payable Assumed).

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

●
The Company capitalized all accrued and unpaid interest under the Tranche B Notes as a term loan with an aggregate outstanding principal balance as of May 12, 2016 equal to $39,065,000 (as of March 31, 2018, the aggregate outstanding principal balance is $49,669,000). The Tranche B Notes mature on June 11, 2019 except for the Tranche B Note issued to RJC, which matures on July 11, 2019;

●	Amended the provisions of the Senior Notes which required mandatory prepayments from our revenues, replacing them with a Net Revenue Sweep as described below; and

●
Provides that interest on the Tranche B Notes will continue to accrue at the rate of 15% per annum, but all accrued interest through March 31, 2018 shall be deferred until due and payable on the maturity date, with all interest amounts deferred being added to the principal of the Tranche B Notes on a monthly basis and that following March 31, 2018, all interest will accrue and be paid monthly in arrears in cash to the Tranche B Note holders, provided, however, no payment may be made on the Tranche B Notes unless and until the Tranche A Notes are repaid in full.

The Tranche A Notes are substantially similar to the Tranche B Notes, except that such notes are senior to the Tranche B Notes, accrue interest until maturity and have priority to the payment of Monthly Net Revenues as discussed below.

Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. As of March 31, 2018, the Company has paid $688,000 of principal under the Net Revenue Sweep, of which $-0- was paid during the current three month period.

On the Closing Date, Tranche A Investors BHLN and BBLN loaned the Company their pro rata share of an aggregate of $6,422,000 (the “Initial Tranche A Funding”). The Initial Tranche A Funding net proceeds (amounting to $6,422,000 less legal fees of $127,000) were used by the Company to (i) fund approximately $5.1 million due to a third party operator for drilling and completion expenses related to the acquired working interests in eight wells from Dome Energy, (ii) pay $750,000 of the Company’s past due payables to Liberty Oilfield Services, LLC (“Liberty”), (iii) pay $445,000 of unpaid interest payments due to Heartland Bank under its Tranche B Note through February 29, 2016, and (iv) pay fees and expenses of $127,000.

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

In addition, subject to the terms and conditions of the Amended NPA, RJC agreed to loan $240,000 to the Company, within 30 days of the Closing Date and within 30 days of each of July 1, 2016, October 1, 2016 and January 1, 2017 (collectively, the “RJC Fundings” and collectively with the Investor Tranche A Fundings, the “Fundings”), provided that no Event of Default or Default shall exist. The aggregate amount of the RJC Fundings made by RJC under the Amended NPA shall not exceed $960,000 and any Funding repaid may not be re-borrowed. As of March 31, 2018, the Company has received no loan proceeds under this agreement, and RJC is in default of its funding obligations thereunder.

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

Additionally, the Company also agreed to (a) provide to the Agent and the Investors a monthly projected general and administrative expense report (the “Projected G&A”) and a monthly comparison report of the Projected G&A provided for the preceding month, with an explanation of any variances, provided that in no event shall such variances exceed $150,000, and (b) pay to the Agent within 2 business days following the end of each calendar month all of the Company’s oil and gas revenue received by the Company during such month (the “Net Revenue Sweep”), less (i) lease operating expenses, (ii) interest payments due to Investors under the New Senior Notes, (iii) general and administrative expenses not to exceed $150,000 per month unless preapproved by the Agent (the “G&A Cap”), and (iv) preapproved extraordinary expenses (together the “Monthly Net Revenues”). Amounts paid to the Agent through the Net Revenue Sweep are applied first to the repayment of principal and interest due under the Tranche A Notes until such notes are paid in full and then to the repayment of principal and interest amounts due under the Tranche B Notes. As of March 31, 2018, the Company has paid $688,000 of principal under the Net Revenue Sweep, of which $-0- was paid during the three months ended March 31, 2018. The amount of interest deferred under the Tranche A and Tranche B Notes as of March 31, 2018 and December 31, 2017 equaled $3,671,000 and $3,195,000, respectively, and was accounted for on the balance sheet under long-term accrued expenses and accrued expenses - related party.

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

All debt discount amounts are amortized using the effective interest rate method. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of March 31, 2018 and December 31, 2017 was $3,039,000 and $3,751,000, respectively. Amortization of debt discount and total interest expense for the notes (New Senior Notes – Tranche B and Tranche A Notes and GGE Notes) was $712,000 and $2,386,000, respectively, for the three months ended March 31, 2018 and $831,000 and $1,604,000, respectively, for the three months ended March 31, 2017.

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

Bridge Note Financing

As of March 31, 2018, the Company had Bridge Notes with an aggregate principal balance of $475,000 remaining outstanding, plus accrued interest of $244,000 and additional payment-in-kind (“PIK”) of $48,000. The aggregate principal and accrued and unpaid interest and PIK amounts are available for conversion into common stock pursuant to the terms of the Bridge Notes into common stock of the Company, subject to no more than 19.99% of the Company’s outstanding common stock on the date the Second Amended Notes were entered into. Upon a conversion, the applicable holder shall receive that number of shares of common stock as is determined by dividing the Conversion Amount by a conversion price as follows:

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

Additionally, each Amended Bridge Investor entered into a Subordination and Intercreditor Agreement in favor of the Agent, subordinating and deferring the repayment of the Bridge Notes until full repayment of certain senior notes. The Subordination and Intercreditor Agreements also prohibit the Company from repaying the Bridge Notes until certain senior notes have been paid in full. The interest expense related to these notes for the three months ended March 31, 2018 and 2017 was $14,000 and $14,000, respectively.

The unamortized debt premium on the Convertible Bridge Notes as of March 31, 2018 and December 31, 2017, was $113,000. No amortization was recorded during 2018 due to these notes being subordinated by the Senior Notes.

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note with MIE Jurassic Energy Corp. (“MIEJ”), which was amended on March 25, 2013 and July 9, 2013 (the “MIEJ Note”, as amended through December 31, 2014) with MIEJ.

In February 2015, the Company and PEDCO entered into a Settlement Agreement with MIEJ and issued a new promissory note in the amount of $4.925 million to MIEJ (the “NEW MIEJ Note”). The Settlement Agreement related to the February 2015 disposition of the Company’s interest in Condor Energy Technology, LLC, a joint venture previously owned 20% by the Company and 80% by MIEJ. As of March 31, 2018, the principal amount outstanding under the New MIEJ Note was $4,925,000.

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

As a result of the Company’s May 2016 senior debt restructuring pursuant to the Amended NPA (as described above under “Note Purchase Agreement and Sale of Secured Promissory Notes” – “2016 Senior Note Restructuring”), the maturity date of the New MIEJ Note has automatically been extended to March 8, 2019, and as a result of the Company’s shareholders approving the conversion terms of the MIEJ Note at the Company’s annual shareholder meeting held on December 28, 2016, MIEJ has had the Right of Conversion (described above) beginning on March 8, 2017.

The interest expense related to this note for the three months ended March 31, 2018 and 2017 was $123,000 and $123,000, respectively, with the total cumulative interest equal to $1,601,000 through March 31, 2018.

For financial reporting purposes, MIEJ was considered a related party for all periods presented prior to the MIEJ Settlement Agreement signed in February 2015. After that date, MIEJ is no longer considered a related party.

Related Party Financings

Subordinated Note Payable Assumed

In 2015, the Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the GGE Acquired Assets (the “RJC Junior Note”). The amount outstanding on the RJC Junior Note as of March 31, 2018 and December 31, 2017 was $11,831,000 and $11,483,000, respectively. The lender under the RJC Junior Note is RJC, which is one of the lenders under the Senior Notes and is an affiliate of GGE. The note was originally due and payable on December 31, 2017, but has been extended to July 11, 2019 in connection with the May 2016 restructuring as described above. The assumed note payable is subordinate to the Senior Notes, as well as any future secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000. Should the Company repay the Senior Notes or replace them with secured indebtedness from a lender with an aggregate principal amount of at least $20,000,000, RJC agreed to further amend the subordinated note payable to adjust the frequency of interest payments or to eliminate the payments and replace them with a single payment of the accrued interest to be paid at maturity.

The interest expense related to this note for the three months ended March 31, 2018 and 2017 was $348,000 and $308,000, respectively.

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

As of March 31, 2018 and December 31, 2017, interest deferred and capitalized since May 12, 2016, under Amendment No. 2 to the Note, amounted to $1,657,000 and $1,309,000, respectively, and amounted to total deferred interest of $2,912,000 since January 1, 2016. The outstanding principal amount of the RJC Junior Note as of March 31, 2018 and December 31, 2017 was equal to $11,831,000 and $11,483,000, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Lease

In June 2017, the Company entered into a second lease addendum to the original lease agreement signed in July 2012 and the first lease addendum signed in May 2016, as amended, which extends the term of the lease by an additional one year, now ending in July 2018, for its corporate office space located in Danville, California. The obligation under this one-year lease extension for the remainder of the lease through July 2018 is $19,000.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 48 net acres are due to expire during the nine months remaining in 2018 (1,066 net acres did expire during the three months ended March 31, 2018), 125 net acres expire in 2019, 576 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of March 31, 2018, the Company had fully impaired its unproved leasehold costs based on management’s revised re-leasing program.

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

NOTE 11 – SHAREHOLDERS’ DEFICIT

PREFERRED STOCK

At March 31, 2018, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A” preferred stock.

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

As of March 31, 2018 and December 31, 2017, there were 66,625 shares of the Company’s Series A Preferred outstanding, 10,000 shares of which are now subject to cancellation and forfeiture as described further in the Notes above due to RJC’s failure to meet its RJC Funding obligations under the Amended NPA.

COMMON STOCK

At March 31, 2018, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the three months ended March 31, 2018, the Company did not issue any shares of common stock or restricted common stock.

As of March 31, 2018, there were 7,278,754 shares of common stock outstanding.

Stock-based compensation expense recorded related to the vesting of restricted stock during the three months ended March 31, 2018 and 2017 was $166,000 and $248,000, respectively. The remaining unamortized stock-based compensation expense at March 31, 2018 related to restricted stock was $242,000.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Prior to June 2005, the Company was known as Blast Energy Services, Inc. (“Blast”). Under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan, options to acquire 3,424 shares of common stock were granted and remained outstanding and exercisable as of March 31, 2018 and December 31, 2017. No new options were issued under these plans in 2018 or 2017.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016 and December 28, 2017 to increase by 500,000, 300,000, 500,000 and 1,500,000 (to 3,000,000 currently), respectively, the number of shares of common stock reserved for issuance under the 20102 Incentive Plan.

A total of 3,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of March 31, 2018 and December 31, 2017, of which 2,296,130 shares have been issued as restricted stock, 621,700 shares are subject to issuance upon exercise of issued and outstanding options, and 82,170 remain available for future issuance as of March 31, 2018 and December 31, 2017.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of March 31, 2018 and December 31, 2017, options to purchase an aggregate of 31,015 shares of the Company’s common stock and 66,625 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

The Company did not grant any options during the three month period ending March 31, 2018.

During the three months ended March 31, 2018 and 2017, the Company recognized stock option expense of $17,000 and $28,000, respectively. The remaining amount of unamortized stock options expense at March 31, 2018, was $30,000.

The intrinsic value of outstanding and exercisable options at March 31, 2018 was $-0- and $-0-, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2017 was $-0- and $-0-, respectively.

Option activity during the three months ended March 31, 2018 was:

Weighted
Average
		Weighted	Remaining
		Average	Contract
	Number of	Exercise	Term
	Shares	Price	(# years)
Outstanding at January 1, 2018	743,727	$3.45	3.8
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-

Outstanding at March 31, 2018	743,727	$3.45	3.5

Exercisable at March 31, 2018	500,727	$5.09	3.0

Warrants

During the three months ended March 31, 2018 and 2017, the Company recognized warrant expense of $-0-. The remaining amount of unrecognized warrant expense at March 31, 2018 was $-0-.

The intrinsic value of outstanding as well as exercisable warrants at March 31, 2018 and December 31, 2017 was
$-0- and $-0-, respectively.

Warrant activity during the three months ended March 31, 2017 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2018	1,231,373	$7.44	1.4
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-

Outstanding at March 31, 2018	1,231,373	$7.44	1.2

Exercisable at March 31, 2018	1,231,373	$7.44	1.2

NOTE 13 – RELATED PARTY TRANSACTIONS

Note Amendments and Warrant Issuances to RJC

See Notes above for a discussion of certain amendments to the Senior Note and RJC Junior Note held by RJC.

See Notes above for a discussion of certain warrants issued to RJC by the Company in connection with the amendment of the Senior Note and RJC Junior Note held by RJC.

GGE Acquisition

As a result of the 66,625 restricted shares of the Company’s Series A Convertible Preferred Stock issued to GGE which can be converted into shares of the Company’s common stock on a 100:1 basis as described below in greater detail, and the appointment by GGE of a representative to the Company’s Board of Directors, GGE became a related party to the Company in 2015. The following table reflects the related party amounts for GGE included in the March 31, 2018 and December 31, 2017 balance sheets (in thousands):

	As of March 31, 2018	As of December 31, 2017
Accrued expenses	$1,994	$1,733
Long-term notes payable – Secured Promissory Notes, net of discount of $919,000 and $1,148,000, respectively	16,543	15,930
Long notes payable – Subordinated	11,831	11,483
Total liabilities	$30,368	$29,146

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth by level within the fair value hierarchy our financial instruments that were accounted for at fair value as of March 31, 2018 (in thousands):

	Fair Value Measurements At March 31, 2018
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

NOTE 15 – INCOME TAXES

Due to the Company’s net losses, there was no provision for income taxes for the three months ended March 31, 2018 and 2017.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 34% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $18,589,000 and a corresponding reduction in the valuation allowance as of December 31, 2017. The following table reconciles the U.S. federal statutory income tax rate in effect for the three months ended March 31, 2018 and 2017 and the Company’s effective tax rate:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

U.S. federal statutory income tax	21.00%	34.00%
State and local income tax, net of benefits	6.64%	4.63%
Amortization of debt discount	(2.73%)	(4.98%)
Loss on write-off of cost method investment	0.00%	0.00%
Officer life insurance and D&O insurance	(0.13%)	(0.19%)
Stock-based compensation	(1.20%)	(2.56%)
Tax rate changes and other	0.00%	(0.00%)
Valuation allowance for deferred income tax assets	(23.58%)	(30.90%)
Effective income tax rate	0.00%	0.00%

Deferred income tax assets as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

Deferred Tax Assets	March 31, 2018	December 31, 2017
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$3,617	$3,649
Net operating loss – federal taxes	31,107	30,322
Net operating loss – state taxes	5,644	5,398
Total deferred tax asset	40,368	39,369

Less valuation allowance	(40,368)	(39,369)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at March 31, 2018. The net change in the total valuation allowance from December 31, 2017 to March 31, 2018, was an increase of $999,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2018, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor were there any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through March 31, 2018.

As of March 31, 2018, the Company had net operating loss carryforwards (“NOLs”) of approximately $98,206,000 and $49,922,000 (subject to limitations) for federal and state tax purposes. If not utilized, these losses will begin to expire beginning in 2033 and 2023, respectively, for both federal and state purposes.

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

NOTE 16 – SUBSEQUENT EVENTS

In connection with the pending departure of Mr. Michael L. Peterson as President and Chief Executive Officer of the Company effective May 31, 2018, Mr. Frank C. Ingriselli, the Company’s current Chairman of the Board of Directors and former President and Chief Executive Officer of the Company, has agreed to assume the executive offices of Chief Executive Officer and President of the Company, effective May 31, 2018, and continue in his role as Chairman of the Company’s Board of Directors.

In consideration for Mr. Ingriselli rejoining the Company as its President and Chief Executive Officer, the Company granted Mr. Ingriselli 80,000 shares of restricted Company common stock valued at approximately $26,000, with 60,000 shares vesting on the six month anniversary of June 1, 2018 and 20,000 of the shares on the nine month anniversary of June 1, 2018, subject to his continued service as an employee of or consultant to the Company on such vesting dates.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	future acquisition and debt restructuring transactions; and
●	estimated future reserves and the present value of such reserves; and plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on March 29, 2018. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, and the unaudited consolidated financial statements included in this quarterly report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 28 of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 29, 2018.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2018, above.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “PEDEVCO” and “PEDEVCO Corp.” refer specifically to PEDEVCO Corp. and its wholly and majority owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●
Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●
SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●
Securities Act” refers to the Securities Act of 1933, as amended.

General Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of March 31, 2018, we held approximately 9,895 net D-J Basin acres located in Weld County, Colorado through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of March 31, 2018, we hold interests in 61 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and currently producing, 25 gross (4.9 net) wells are non-operated and 22 wells have an after-payout interest.

We have listed below the total production volumes and total revenue net to the Company for the three months ended March 31, 2018 and 2017 attributable to our D-J Basin Asset.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Oil volume (BBL)	9,472	11,926
Gas volume (MCF)	17,551	18,432
NGL volume (MCF)	11,198	19,825
Volume equivalent (BOE) (1)	14,264	18,302
Revenue (000’s)	$644	$734

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

Recent Developments

Executive Employment Agreement

In connection with the pending departure of Mr. Michael L. Peterson as President and Chief Executive Officer of the Company effective May 31, 2018, Mr. Frank C. Ingriselli, the Company’s current Chairman of the Board of Directors and former President and Chief Executive Officer of the Company, has agreed to assume the executive offices of Chief Executive Officer and President of the Company, effective May 31, 2018, and continue in his role as Chairman of the Company’s Board of Directors, as reflected in an Employment Agreement entered into by and between Pacific Energy Development, our wholly-owned subsidiary and Mr. Ingriselli on May 10, 2018 (the “Ingriselli Employment Agreement”).

Pursuant to the Ingriselli Employment Agreement, which has an effective date of June 1, 2018, Mr. Ingriselli shall serve as our President and Chief Executive Officer at a current annual base salary of $250,000, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the Board of Directors in its discretion. The Company also agreed to pay Mr. Ingriselli standard benefits as other executive officers of the Company. In addition, the Ingriselli Employment Agreement includes certain termination and severance provisions which provide for, among other things, severance payment provisions that would require the Company to make lump sum payments equal to 18 months’ salary and target bonus (payable within thirty days after termination) to Mr. Ingriselli in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the Ingriselli Employment Agreement.

For purposes of the Ingriselli Employment Agreement, the term “Cause” means his (1) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; (2) fraud on or misappropriation of any funds or property of our company or any of its affiliates, customers or vendors; (3) act of material dishonesty, willful misconduct, willful violation of any law, rule or regulation, or breach of fiduciary duty involving personal profit, in each case made in connection with his responsibilities as an employee, officer or director of our company and which has, or could reasonably be deemed to result in, a Material Adverse Effect upon our company; (4) illegal use or distribution of drugs; (5) material violation of any policy or code of conduct of our company; or (6) material breach of any provision of the employment agreement or any other employment, non-disclosure, non-competition, non-solicitation or other similar agreement executed by him for the benefit of our company or any of its affiliates, all as reasonably determined in good faith by the board of directors of our company. However, an event that is or would constitute “Cause” shall cease to be “Cause” if he reverses the action or cures the default that constitutes “Cause” within 10 days after our company notifies him in writing that Cause exists. No act or failure to act on Mr. Ingriselli’s part will be considered “willful” unless it is done, or omitted to be done, by him in bad faith or without reasonable belief that such action or omission was in the best interests of our company. Any act or failure to act that is based on authority given pursuant to a resolution duly passed by the board of directors, or the advice of counsel to our company, shall be conclusively presumed to be done, or omitted to be done, in good faith and in the best interests of the Company.

For purposes of the Ingriselli Employment Agreement, “Material Adverse Effect” means any event, change or effect that is materially adverse to the condition (financial or otherwise), properties, assets, liabilities, business, operations or results of operations of our company or its subsidiaries, taken as a whole.

For purposes of the Ingriselli Employment Agreement, “Good Reason” means the occurrence of any of the following without his written consent: (a) the assignment to him of duties substantially inconsistent with this employment agreement or a material adverse change in his titles or authority; (b) any failure by our company to comply with the compensation provisions of the agreement in any material way; (c) any material breach of the employment agreement by our company; or (d) the relocation of him by more than fifty (50) miles from the location of our company’s principal office located in Danville, California. However, an event that is or would constitute “Good Reason” shall cease to be “Good Reason” if: (i) he does not terminate employment within 45 days after the event occurs; (ii) before he terminates employment, we reverse the action or cure the default that constitutes “Good Reason” within 10 days after he notifies us in writing that Good Reason exists; or (iii) he was a primary instigator of the “Good Reason” event and the circumstances make it inappropriate for him to receive “Good Reason” termination benefits under the employment agreement (e.g., he agrees temporarily to relinquish his position on the occurrence of a merger transaction he assists in negotiating).

For purposes of the Ingriselli Employment Agreement, “Change of Control” means: (i) a merger, consolidation or sale of capital stock by existing holders of capital stock of our company that results in more than 50% of the combined voting power of the then outstanding capital stock of our company or its successor changing ownership; (ii) the sale, or exclusive license, of all or substantially all of our company’s assets; or (iii) the individuals constituting our company’s board of directors as of the date of the employment agreement (the “Incumbent Board of Directors”) cease for any reason to constitute at least 1/2 of the members of the board of directors; provided, however, that if the election, or nomination for election by our stockholders, of any new director was approved by a vote of the Incumbent Board of Directors, such new director shall be considered a member of the Incumbent Board of Directors. Notwithstanding the foregoing and for purposes of clarity, a transaction shall not constitute a Change in Control if: (w) its sole purpose is to change the state of our company’s incorporation; (x) its sole purpose is to create a holding company that will be owned in substantially the same proportions by the persons who held our company’s securities immediately before such transaction; or (y) it is a transaction effected primarily for the purpose of financing our company with cash (as determined by the board of directors in its discretion and without regard to whether such transaction is effectuated by a merger, equity financing or otherwise).

In addition, as additional consideration for Mr. Ingriselli rejoining the Company as its President and Chief Executive Officer, on May 10, 2018, the Company granted Mr. Ingriselli 80,000 shares of restricted Company common stock under the Company’s Amended and Restated 2012 Equity Incentive Plan, vesting with respect to 60,000 shares on the six (6) month anniversary of June 1, 2018 and 20,000 of the shares on the nine (9) month anniversary of June 1, 2018, subject to his continued service as an employee of or consultant to the Company on such vesting dates, and subject to the terms and conditions of a Restricted Shares Grant Agreement to be entered into by and between the Company and Mr. Ingriselli.

Mr. Ingriselli, age 64, has served as the Chairman of the board of directors since our acquisition of Pacific Energy Development in July 2012, served as our Chief Executive Officer from July 2012 to May 2016 and served as our President from July 2012 to October 2014. Mr. Ingriselli also served as the President, Chief Executive Officer, and Director of Pacific Energy Development since its inception in February 2011 through its July 2012 acquisition by the Company. Mr. Ingriselli began his career at Texaco, Inc. in 1979 and held management positions in Texaco’s Producing-Eastern Hemisphere Department, Middle East/Far East Division, and Texaco’s International Exploration Company. While at Texaco, Mr. Ingriselli negotiated a successful foreign oil development investment contract in China in 1983. In 1992, Mr. Ingriselli was named President of Texaco International Operations Inc. and over the next several years directed Texaco’s global initiatives in exploration and development. In 1996, he was appointed President and CEO of the Timan Pechora Company, a Houston, Texas headquartered company owned by affiliates of Texaco, Exxon, Amoco and Norsk Hydro, which was developing an investment in Russia. In 1998, Mr. Ingriselli returned to Texaco’s Executive Department with responsibilities for Texaco’s power and natural gas operations, merger and acquisition activities, pipeline operations and corporate development. In August 2000, Mr. Ingriselli was appointed President of Texaco Technology Ventures, which was responsible for all of Texaco’s global technology initiatives and investments. In 2001, Mr. Ingriselli retired from Texaco after its merger with Chevron, and founded Global Venture Investments LLC, which we refer to as GVEST, an energy consulting firm, for which Mr. Ingriselli continues to serve as the President and Chief Executive Officer. In February 2016, Mr. Ingriselli founded Blackhawk Energy Ventures Inc., which we refer to as BEV, an energy consulting firm wholly-owned by him for which Mr. Ingriselli currently serves as President and Chief Executive Officer. We believe Mr. Ingriselli’s positions with GVEST and BEV require only an immaterial amount of Mr. Ingriselli’s time and do not conflict with his roles or responsibilities with our company. In 2005, Mr. Ingriselli co-founded Erin Energy Corporation (formerly CAMAC Energy, Inc.) a publicly traded independent energy company headquartered in Houston, Texas, and served as its President, Chief Executive Officer and a member of its board of directors from 2005 to July 2010 and currently serves as Chairman of Erin Energy Corporation after being re-appointed in May 2017.

From 2000 to 2006, Mr. Ingriselli sat on the board of directors of the Electric Drive Transportation Association (where he was also Treasurer) and the Angelino Group, and was an officer of several subsidiaries of Energy Conversion Devices Inc., a U.S. public corporation engaged in the development and commercialization of environmental energy technologies. From 2001 to 2006, he was a Director and Officer of General Energy Technologies Inc., a “technology facilitator” to Chinese industry serving the need for advanced energy technology and the demand for low-cost high quality components, and Eletra Ltd, a Brazilian hybrid electric bus developer. Mr. Ingriselli currently sits on the Advisory Board of Trustees of the Eurasia Foundation, a Washington D.C.-based non-profit that funds programs that build democratic and free market institutions in the new independent states of the former Soviet Union, and since May 2015, as a non-executive director and Chairman of the Board of Caspian Energy Inc., an oil and gas exploration company operating in Kazakhstan.

Mr. Ingriselli graduated from Boston University in 1975 with a Bachelor of Science degree in Business Administration. He also earned a Master of Business Administration degree from New York University in both Finance and International Finance in 1977 and a Juris Doctor degree from Fordham University School of Law in 1979.

Consulting Agreement and Separation Agreement

In connection with Mr. Michael L. Peterson’s pending May 31, 2018 departure as the Company’s President and Chief Executive Officer to assume the position to assume the position of President of the Taiwan Mission of The Church of Jesus Christ of Latter-day Saints in Taipei, Taiwan, the Company and Mr. Peterson have entered into a standard Employee Separation and Release (the “Separation Agreement”), pursuant to which Mr. Peterson agreed to fully-release the Company from all claims, in exchange for the Company agreeing to make a lump sum payment of $20,000 upon effectiveness of the Separation Agreement. In addition, in order to assist in the transition of his executive duties to Mr. Ingriselli, and to continue to support the Company’s ongoing efforts to restructure its debt prior to its maturity in the second quarter of 2019, Mr. Peterson has agreed to continue to work with the Company in a consulting capacity for a period of twelve (12) months commencing June 1, 2018 (the “Consulting Term”, which is renewable thereafter for additional one month terms pursuant to the terms of the agreement) pursuant to an Independent Contractor Agreement dated May 10, 2018 entered into by and between the Company and Mr. Peterson (the “Peterson Consulting Agreement”).   Pursuant to the Peterson Consulting Agreement, Mr. Peterson shall provide the Company with executive transition, debt restructuring, strategic planning and capital markets support and services through the Consulting Term in exchange for a monthly fee of $5,000. The Peterson Consulting Agreement is terminable by the Company at any time for “Cause”, as similarly defined under the Ingriselli Employment Agreement as described above.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations and Financial Condition

All of the numbers presented below are rounded numbers and should be considered as approximate.

Comparison of the Three Months Ended March 31, 2018 with the Three Months Ended March 31, 2017

Oil and Gas Revenue. For the three months ended March 31, 2018, we generated a total of $644,000 in revenues from the sale of oil and gas, compared to $734,000 for the three months ended March 31, 2017. The decrease of $90,000 was primarily due to a decline in production volume from our oil and gas assets. This volume decline was a result of a natural decline in well production and periodic wells being shut-in for well workovers for the purpose of improving future production.

Lease Operating Expenses. For the three months ended March 31, 2018, lease operating expenses associated with our oil and gas properties were $312,000, compared to $330,000 for the three months ended March 31, 2017. The decrease of $18,000 was primarily due to the lower volume offset by workover expenses incurred in the current period.

Exploration Expense. For the three months ended March 31, 2018, exploration expense was $10,000 compared to $-0- for the three months ended March 31, 2017. The increase was due to minimal exploration activity undertaken by the Company in the current period compared to no exploration activity in the prior period.

Selling, General and Administrative Expenses. For the three months ended March 31, 2018, selling, general and administrative (“SG&A”) expenses were $738,000, compared to $800,000 for the three months ended March 31, 2017. The decrease of $62,000 was primarily due to lower stock-based compensation expense in the current period, as well as other minor cost changes in various areas as shown in the table below. The components of SG&A expenses are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended March 31,		Increase/
	2018	2017	(Decrease)
Payroll and related costs	$277	$281	$(4)
Stock-based compensation expense	183	276	(93)
Legal fees	19	24	(5)
Accounting and other professional fees	109	108	1
Insurance	26	27	(1)
Travel and entertainment	4	1	3
Bad debt expense (recovery)	-	(25)	25
Office rent, communications and other	120	108	12
Total selling, general and administrative expense	$738	$800	$(62)

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended March 31, 2018, DD&A costs were $582,000, compared to $680,000 for the three months ended March 31, 2017. The $98,000 decrease was primarily due to lower production volume compared to the prior year’s period.

Other Income (Expense). For the three months ended March 31, 2018, interest expense was $3,236,000, compared to $3,096,000 for the three months ended March 31, 2017. The increase in interest expense was primarily due to the higher capitalized loan balances resulting in an increase in interest expense during the three months ended March 31, 2018 compared to the prior year’s period.

Net Loss. For the three months ended March 31, 2018, net loss was $4,234,000, compared to net loss of $4,172,000 for the three months ended March 31, 2017. The increase in net loss of $62,000 was primarily due to the higher interest expense during the current period.

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

As of March 31, 2018, the Company had a working capital deficit of $2.3 million. We plan to manage this working capital deficit through the use of our existing cash resources and collections of accounts receivable as well as by managing payment terms with vendors, as necessary. This deficit includes revenue held in suspense, unpaid vacation compensation, estimated ad valorem taxes due in 2019, PIK interest, principal and other payables that will not require payment over the next 12 months, and we believe that liabilities due within the next 12 months should be covered by our $1.4 million in current assets.

We acknowledge that adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise funds in the future by issuing equity securities, dilution to existing shareholders will result, and such securities may have rights, preferences, and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected and we may be required to wind-down operations or declare bankruptcy.

Financial Summary

We had total current assets of $1.4 million as of March 31, 2018, including cash of $0.9 million, compared to total current assets of $1.4 million as of December 31, 2017, including a cash balance of $0.9 million.

We had total assets of $35.8 million as of March 31, 2018 compared to $36.4 million as of December 31, 2017. Included in total assets as of March 31, 2018 and December 31, 2017, were $34.4 million and $34.9 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $-0-, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $77.0 million as of March 31, 2018, including current liabilities of $3.7 million, compared to total liabilities of $73.5 million as of December 31, 2017, including current liabilities of $3.4 million.

We had negative working capital of $2.3 million, a total shareholders’ deficit of $41.2 million and a total accumulated deficit of $142.3 million as of March 31, 2018, compared to negative working capital of $2.0 million, total shareholders’ deficit of $37.1 million and a total accumulated deficit of $138.1 million as of December 31, 2017.

See also the description of the Company’s accounts receivable (Note 6), Notes Payable (Note 8), and related party transactions (Note 12), as described in the footnotes to the Company’s consolidated financial statements included in Part I, Item 1, of this report, which are incorporated herein by reference, for more details regarding the Company’s balance sheet line items.

Cash Flows From Operating Activities. We had net cash used in operating activities of $41,000 for the three months ended March 31, 2018, which was a decrease in cash used of $35,000 compared to the prior year’s period of $76,000. This decrease was primarily due to higher accrued expenses during the current period compared to the prior period.

Cash Flows From Investing Activities. We had no net cash used by investing activities for the three months ended March 31, 2018 or 2017.

Cash Flows From Financing Activities. We had no net cash used in financing activities for the three months ended March 31, 2018, compared to net cash used of $24,000 for the prior year’s period (consisting solely of repayment of notes payable).

Recently Issued Accounting Pronouncements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017, with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. There was no impact of the standard on its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 28, 2018, and investors are encouraged to review such risk factors in the Form 10-K, prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-3 (Reg. No. 333-214415) in connection with the potential sale by us of up to $100 million in securities (common stock, preferred stock, warrants and units), subject to limitations under the SEC's “Baby Shelf Rules”, was declared effective by the Securities and Exchange Commission on January 17, 2017.

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

The Company has agreed to pay NSC commissions for its services in acting as agent in the sale of the Shares in the amount equal to 3.0% of the gross sales price of all Shares sold pursuant to the Agreement. The Company also paid various expenses in connection with the offering, including reimbursing $30,000 of NSC’s legal fees, which was paid. The Company has also agreed to provide NSC with customary indemnification and contribution rights.

The Company has used and intends to use the net proceeds from the offering to fund development and for working capital and general corporate purposes, including general and administrative purposes. The Company is not obligated to make any additional sales of common stock under the Sales Agreement, and no assurance can be given that the Company will sell any additional shares under the Sales Agreement, or, if it does, as to the price or amount of Shares that it will sell, or the dates on which any such sales will take place.

 The Company has filed a final prospectus in connection with such offering with the SEC (as part of the Form S-3 registration statement).

During the quarter ended March 31, 2018, the Company made no sales of common stock under the Sales Agreement and the prospectus associated therewith.

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

PEDEVCO Corp.

May 10, 2018	By:	/s/ Michael L. Peterson
Michael L. Peterson
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 10, 2018	By:	/s/ Gregory L. Overholtzer
Gregory L. Overholtzer
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date	File Number
10.1	Employment Agreement, dated May 10, 2018, by and between Frank C. Ingriselli and Pacific Energy Development Corp.	8-K	10.1	May 10, 2018	001-35922
10.2	Employee Separation and Release, dated May 10, 2018, by and between Michael L. Peterson and PEDEVCO Corp.	8-K	10.2	May 10, 2018	001-35922
10.3	Independent Contractor Agreement, dated May 10, 2018, by and between Michael L. Peterson and PEDEVCO Corp.	8-K	10.3	May 10, 2018	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.