Form 10-Q
period 2018-06-30
PEDEVCO CORP
filed 2018-07-31
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

At July 27, 2018, there were 14,827,119 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and Six Months Ended June 30, 2018

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$546	$917
Accounts receivable – oil and gas	646	301
Prepaid expenses and other current assets	130	176
Total current assets	1,322	1,394

Oil and gas properties:
Oil and gas properties, subject to amortization, net	33,664	34,922
Oil and gas properties, not subject to amortization, net	-	-
Total oil and gas properties, net	33,664	34,922

Other assets	85	85
Total assets	$35,071	$36,401

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$345	$101
Accrued expenses	283	2,126
Revenue payable	654	557
Convertible notes payable – Bridge Notes, net of premiums of $-0- and $113, respectively	-	588
Total current liabilities	1,282	3,372

Long-term liabilities:
Accrued expenses	-	1,462
Accrued expenses – related party	-	1,733
Notes payable – Secured Promissory Notes, net of debt discount of $-0- and $2,603, respectively	-	34,159
Notes payable – Secured Promissory Notes – related party, net of debt discount of $-0- and $1,148, respectively	-	15,930
Notes payable – Subordinated – related party	-	11,483
Notes payable – other	-	4,925
Notes payable – related party, net of debt discount of $185 and $-0-, respectively	7,515	-
Asset retirement obligations	502	477
Total liabilities	9,299	73,541

Commitments and contingencies

Shareholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 66,625 and 66,625 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 7,989,602 and 7,278,754 shares issued and outstanding, respectively	8	7
Additional paid-in capital	101,809	100,954
Accumulated deficit	(76,045)	(138,101)
Total shareholders’ equity (deficit)	25,772	(37,140)

Total liabilities and shareholders’ equity (deficit)	$35,071	$36,401

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2018	2017	2018	2017
Oil and gas sales	$898	$812	$1,542	$1,546

Operating expenses:
Lease operating costs	417	397	729	727
Exploration expense	28	-	38	-
Selling, general and administrative expense	616	694	1,354	1,494
Depreciation, depletion, amortization and accretion	701	873	1,283	1,553
Total operating expenses	1,762	1,964	3,404	3,774

Operating income (loss)	(864)	(1,152)	(1,862)	(2,228)

Other income (expense):
Interest expense	(3,155)	(3,162)	(6,391)	(6,258)
Gain on debt restructuring	70,309	-	70,309	-
Total other income (expense)	67,154	(3,162)	63,918	(6,258)

Net income (loss)	$ 66,290	$(4,314)	$ 62,056	$(8,486)

Earnings (loss) per common share:
Basic	$ 9.01	$(0.76)	$ 8.48	$(1.52)
Diluted	$ 4.73	$-	$ 4.44	$-

Weighted average number of common shares outstanding:
Basic	7,357,234	5,687,690	7,318,211	5,590,938
Diluted	14,026,722	-	13,982,684	-

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$ 62,056	$(8,486)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	349	517
Depreciation, depletion and amortization	1,283	1,553
Interest expense deferred and capitalized in debt restructuring	3,803	3,384
Gain on debt restructuring	(70,309)	-
Amortization of debt discount	1,391	1,643
Changes in operating assets and liabilities:
Accounts receivable	-	25
Accounts receivable - oil and gas	(345)	23
Prepaid expenses and other current assets	46	63
Accounts payable	244	(23)
Accrued expenses	1,109	537
Accrued expenses - related parties	-	524
Revenue payable	97	7
Net cash used in operating activities	(276)	(233)

Cash Flows From Investing Activities:
Net cash used in investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable	7,700	-
Repayment of notes payable	(7,795)	(30)
Proceeds from issuance of common stock, net of issuance costs	-	495
Net cash provided by (used in) financing activities	(95)	465

Net increase (decrease) in cash	(371)	232
Cash at beginning of period	917	659
Cash at end of period	$546	$891

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Changes in estimates of asset retirement obligations	$7	$1
Common stock issued as debt inducement	$185	$-

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
The Company's future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects.

Subject to the availability of the additional funding, which is not currently in place but is being currently being negotiated with SK Energy LLC, the Company's current senior lender, which is owned and controlled by Dr. Simon Kukes, its Chief Executive Officer and director, the Company plans to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to approximately $8.37 million during the period from January 1, 2018 to December 31, 2018 (none of which has been expended to date) in order to achieve its plans (with an additional 6.4 net wells to be drilled and completed in 2019 for a combined total 2018-2019 drilling capital budget of $34.85 million). The Company expects that it will have sufficient cash available to meet its needs over the twelve months following the issuance of these financial statements, which cash the Company anticipates being available from (i) its projected cash flow from operations, (ii) its existing cash on hand, (iii) the issuance of its common shares through National Securities Corporation under our current “at the market offering” (of which $1.359 million remains available for issuance, subject to limitation under the SEC’s “Baby Shelf Rules”) and other potential equity funding opportunities, and (iv) potential loans (which may be convertible) made available by its senior lender, SK Energy LLC, which is owned and controlled by Dr. Simon Kukes, the Company's Chief Executive Officer and director, which funds may not be available on favorable terms, if at all. In addition, the Company may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2018-2019 capital expenditures and/or repay or refinance a portion or all of our outstanding debt.

Management has concluded that the previously reported substantial doubt as to the Company’s ability to continue as a going concern has been alleviated by management's plans as described above.

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

The Company plans to focus on the development of shale oil and gas assets held by the Company in its D-J Basin Asset, and opportunistically seek additional acreage proximate to the Company’s currently held core acreage, as well as other attractive onshore oil and gas assets elsewhere in the U.S., that Company management believes can be acquired at attractive prices, developed using its operating expertise, and be accretive to shareholder value.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation.  The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) Pacific Energy Development Corp. (“PEDCO”), a Nevada corporation; (iii) Pacific Energy & Rare Earth Limited, a Hong Kong company (dissolved on August 11, 2017); (iv) Blackhawk Energy Limited, a British Virgin Islands company (which is currently in the process of being dissolved); (v) Red Hawk Petroleum, LLC, a Nevada limited liability company; and (vi) White Hawk Energy, LLC, a Delaware limited liability company, formed on January 4, 2016 in connection with the contemplated reorganization transaction with GOM Holdings, LLC (“GOM”), which reorganization transaction has since been terminated (dissolved in March 2018). All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2018, and December 31, 2017, cash equivalents consisted of money market funds and cash on deposit.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2018, approximately $151,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 66% of the Company’s total oil and gas revenues for the six months ended June 30, 2018. Sales to one customer comprised 56% of the Company’s total oil and gas revenues for the six months ended June 30, 2017. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas is $20,000 related to receivables from joint interest owners.

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

The following table describes changes in our asset retirement obligations during the six months ended June 30, 2018 and 2017 (in thousands):

	2018	2017
Asset retirement obligations at January 1	$477	$246
Accretion expense	32	33
Obligations incurred for acquisition	-	-
Changes in estimates	(7)	(1)
Asset retirement obligations at June 30	$502	$278

Revenue Recognition. ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning January 1, 2018. Refer to Note 4 – Revenue from Contracts with Customers for additional information.

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

Earnings (Loss) per Common Share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. For the six months ended June 30, 2018, the dilutive potential common shares outstanding during the period included only the convertible preferred stock using the if-converted method. The potentially issuable shares of common stock related to options and warrants were not included as they were anti-dilutive. The payment of the Bridge Notes occurred before June 30, 2018 and so they were not included.

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. The Company incurred a net loss for the six months ended June 30, 2017, and therefore, basic and diluted loss per share for the period ending June 30, 2017 is the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 451,614 potentially issuable shares of common stock related to options, 1,248,045 potentially issuable shares of common stock related to warrants and 144,822 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the six months ended June 30, 2017. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the six-month period ended June 30, 2017 as their effect would be anti-dilutive.

The anti-dilutive shares of common stock outstanding for the three and six months ended June 30, 2018 and 2017 were as follows (amounts in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator:	2018	2017	2018	2017
Net income (loss)	$66,290	$(4,314)	$62,056	$(8,486)

Effect of common stock equivalents	-	-	-	-
Net income (loss) adjusted for common stock equivalents	$66,290	$(4,314)	$62,056	$(8,486)

Denominator:
Weighted average – basic	7,357,234	5,687,690	7,318,211	5,590,938

Earnings (loss) per share – basic	9.01	(0.76)	8.48	(1.52)

Dilutive effect of common stock equivalents:
Options	6,988	-	1,973	-
Preferred Stock	6,662,500	-	6,662,500	-

Denominator:
Weighted average shares – diluted	14,026,722	-	13,982,684	-

Earnings per share – diluted	4.73	-	4.44	-

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the three and six months ended June 30, 2018 (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018

Oil sales	$830	1,379
Natural gas sales	45	94
Natural gas liquids sales	23	69
Total revenue from customers	$898	1,542

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2017 or June 30, 2018.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2018 (in thousands):

	Balance at December 31,				Balance at June 30,
	2017	Additions	Disposals	Transfers	2018
Oil and gas properties, subject to amortization	$68,306	$-	$-	$-	$68,306
Oil and gas properties, not subject to amortization	-	-	-	-	-
Asset retirement costs	260	(7)	-	-	253
Accumulated depreciation, depletion and impairment	(33,644)	(1,251)	-	-	(34,895)
Total oil and gas assets	$34,922	$(1,258)	$-	$-	$33,664

The depletion recorded for production on proved properties for the three and six months ended June 30, 2018 and 2017, amounted to $688,000 compared to $862,000, and $1,251,000 compared to $1,520,000, respectively.

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

On March 24, 2015, Red Hawk and Dome Energy entered into a Service Agreement, pursuant to which Red Hawk agreed to provide certain human resource and accounting services to Dome Energy, of which $156,000 remained due and payable by Dome Energy to Red Hawk as of December 31, 2015. On March 29, 2016, the Company entered into a Settlement Agreement with Dome Energy and certain of its affiliated entities, pursuant to which the Company and Dome Energy agreed to terminate and cancel the Service Agreement and settle a number of outstanding matters, with Dome Energy agreeing to pay to Red Hawk $50,000 on May 2, 2016, in full satisfaction of the amounts due under the Service Agreement, with all remaining amounts owed forgiven by Red Hawk. As of December 31, 2015, the receivable due from Dome Energy totaled $406,000. During the year ended December 31, 2016, the net receivable created by the Dome Promissory Note was reduced to $25,000 by (i) the collection of the $250,000 as described above, (ii) forgiveness by the Company of $106,000 due from Dome Energy pursuant to the Settlement Agreement, and (iii) the recording of an allowance of $25,000 as a doubtful account (which was recognized as bad debt expense in selling, general and administrative expense on the Company’s income statement). As of December 31, 2016, the $50,000 was still due from Dome to Red Hawk as a part of the Settlement Agreement. The Company recorded an allowance for doubtful accounts as of December 31, 2016 of $25,000 related to this outstanding amount, as $25,000 of the $50,000 was collected in early 2017. During the three months ended March 31, 2017, the net receivable created by the Dome Promissory Note was equal to $25,000 due to (i) the collection of the $25,000 in January 2017, and (ii) the reversal of the allowance of $25,000 as a doubtful account (and credited to bad debt expense in selling, general and administrative expense on the Company’s income statement) due to the collection in April 2017 of the final $25,000 that had been due (the Company had no allowance for doubtful accounts as of March 31, 2017). As of December 31, 2017 and June 30, 2018, the net receivable created by the Dome Promissory Note was $-0-.

NOTE 7 – OTHER CURRENT ASSETS

On September 11, 2013, the Company entered into a Shares Subscription Agreement (“SSA”) to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), which held an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity. In August 2014 the SSA was restructured (the “Aral Restructuring”), in connection with which the Company received a promissory note in the principal amount of $10.0 million from Asia Sixth (the “A6 Promissory Note”), which was to be converted into a 10.0% interest in Caspian Energy, Inc. (“Caspian Energy”), an Ontario, Canada company listed on the NEX board of the TSX Venture Exchange, upon the consummation of the Aral Restructuring. The Aral Restructuring was consummated on May 20, 2015, upon which date the A6 Promissory Note was converted into 23,182,880 shares of common stock of Caspian Energy. In addition, on the date of conversion of the A6 Promissory Note, Mr. Frank Ingriselli, our Chairman and then Chief Executive Officer, was appointed as a non-executive director of Caspian Energy and currently serves as the Chairman of its Board of Directors.

In February 2015, the Company expanded its D-J Basin position through the acquisition of acreage from Golden Globe Energy (US), LLC (“GGE”) (the “GGE Acquisition” and the “GGE Acquired Assets”). In connection with the GGE Acquisition, on February 23, 2015, the Company provided GGE an option to acquire its interest in Caspian Energy for $100,000 payable upon exercise of the option (which expires the same date as the RJC Subordinated Note, as defined below) recorded in prepaid expenses and other current assets. As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at December 31, 2015 was $100,000. The $100,000 option is classified as part of other current assets as of June 30, 2018 and December 31, 2017.

NOTE 8 – NOTES PAYABLE

Debt Restructuring

On June 26, 2018, the Company borrowed $7.7 million from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director (“SK Energy”), under a Promissory Note dated June 25, 2018, in the amount of $7.7 million (the “SK Energy Note”), the terms of which are discussed below.

Also on June 25, 2018, the Company entered into Debt Repayment Agreements (the “Repayment Agreements”, each described in greater detail below) with (i) the holders of our outstanding Tranche A Secured Promissory Notes (“Tranche A Notes”) and Tranche B Secured Promissory Notes (“Tranche B Notes”), which the Company entered into pursuant to the terms of the May 12, 2016 Amended and Restated Note Purchase Agreement, (ii) RJ Credit LLC (“RJC”), which held a subordinated promissory note issued by the Company pursuant to that certain Note and Security Agreement, dated April 10, 2014, as amended (the “RJC Subordinated Note”), and (iii) MIE Jurassic Energy Corporation, which held a subordinated promissory note issued by the Company pursuant to that certain Amended and Restated Secured Subordinated Promissory Note, dated February 18, 2015, as amended (the “MIEJ Note”, and together with the “Tranche B Notes,” the “Junior Notes”), pursuant to which, on June 26, 2018, the Company retired all of the then outstanding Tranche A Notes, in the aggregate amount of approximately $7,260,000 in exchange for cash paid of $3,800,000 and all of the then outstanding Junior Notes, in the aggregate amount of approximately $70,299,000, in exchange for an aggregate amount of cash paid of $3,876,000.

As part of the same transactions, and as required conditions to closing the sale of the SK Energy Note, SK Energy entered into a Stock Purchase Agreement with GGE, the holder of the Company’s then outstanding 66,625 shares of Series A Convertible Preferred Stock (convertible pursuant to their terms into 6,662,500 shares of the Company’s common stock – approximately 47.6% of the Company’s then outstanding shares post-conversion), pursuant to which, SK Energy purchased, for $100,000, all of the Series A Convertible Preferred Stock (the “Stock Purchase Agreement”).

Additionally, on June 25, 2018, the Company entered into a Debt Repayment Agreement (the “Bridge Note Repayment Agreement”) with all of the holders of its convertible subordinated promissory notes issued pursuant to the Second Amendment to Secured Promissory Notes, dated March 7, 2014, originally issued on March 22, 2013 (the “Bridge Notes”), pursuant to which all the holders, holding in aggregate $475,000 of outstanding principal amount under the Bridge Notes, agreed to the payment and full satisfaction of all outstanding amounts (including accrued interest and additional payment-in-kind) for 25% of the principal amounts owed thereunder, or an aggregate amount of cash paid of $119,000.

The result of the above transactions was a net reduction of liabilities of approximately $70,728,000 that were removed from the Company’s balance sheet as of June 25, 2018. For the three and six months ended June 30, 2018, a gain on the settlement of all of these debts in the amount of $70,309,000 was recorded ($70,631,000, net of the expense related to the issuance of warrants to certain of the Tranche A Note holders with an estimated fair value of $322,000 based on the Black-Scholes option pricing model). See the table below for a summary (amounts in thousands).

Debt and accrued interest retired as part of debt restructuring	$78,331
New debt recorded under troubled debt restructuring	(7,700)
Expense for issuance of warrants	(322)
Net gain on troubled debt restructuring	$70,309

The three-year promissory note of $7.7 million in principal with an 8% annual interest rate was recorded at $7,700,000 (and shown on the balance sheet as Note Payable – Related Party), net of debt discount from the issuance of 600,000 shares of common stock (as described below) with a fair value of $185,000 based on the market price at the issuance date. The Company accounted for the debt reduction as a troubled debt restructuring as the debt balance, which the Company did not currently have the funds to repay, was now to be classified as current due to the principal and accumulated interest being due in May 2019. It is probable that the Company would have been in payment default in the foreseeable future without this restructuring modification. As indicated in previous SEC financial filings, the Company had indicated that there was doubt before the restructuring as to whether the Company would be able to continue to operate as a going concern. In recognition of this, the creditors granted a concession on the debt balance that was paid and considered payment in full on June 25, 2018. The warrants were issued as an inducement for the previous creditors to cancel a significant portion of the debt were an integral part of this troubled debt restructuring and therefore were included as a reduction to the gain recognized on the restructuring.

SK Energy Note Terms

The SK Energy Note accrues interest monthly at 8% per annum, payable quarterly (beginning October 15, 2018), in either cash or shares of common stock (at the option of the Company), or, with the consent of SK Energy, such interest may be accrued and capitalized. Additionally, in the event that the Company is prohibited from paying the interest payments due on the SK Energy Note in cash pursuant to the terms of its senior debt and/or the requirement that the Company obtain shareholder approval for the issuance of shares of common stock in lieu of interest due under the SK Energy Note due to the Share Cap (described and defined below), such interest will continue to accrue until such time as the Company can either pay such accrued interest in cash or stock.

If interest on the SK Energy Note is paid in common stock, SK Energy will be due that number of shares of common stock as equals the amount due divided by the average of the closing sales prices of the Company’s common stock for the ten trading days immediately preceding the last day of the calendar quarter prior to the applicable payment date, rounded up to the nearest whole share of common stock (the “Interest Shares”). The SK Energy Note is due and payable on June 25, 2021, but may be prepaid at any time, without penalty. Other than in connection with the Interest Shares, the principal amount of the SK Energy Note is not convertible into common stock of the Company. The SK Energy Note contains standard and customary events of default, and, upon the occurrence of an event of default, the amount owed under the SK Energy Note accrues interest at 10% per annum.

As additional consideration for SK Energy agreeing to the terms of the SK Energy Note, the Company agreed to issue SK Energy 600,000 shares of common stock (the “Loan Shares”), with a fair value of $185,000 based on the market price on the date of issuance that was accounted for as a debt discount and is being amortized over the term of the note. The SK Energy Note includes a share issuance limitation preventing the Company from issuing Interest Shares thereunder, if such issuance, together with the number of Loan Shares, plus such number of Interest Shares issued previously, as of the date of such new issuance, totals more than 19.99% of the Company’s outstanding shares of common stock as of June 25, 2018 (i.e., 1,455,023 shares) (the “Share Cap”).

Repayment Agreement Terms

As described above, pursuant to the Repayment Agreements, the holders of the Company’s outstanding Tranche A Notes and Junior Notes retired all of the then outstanding Tranche A Notes, in the aggregate amount of $7,260,000, in exchange for an aggregate of $3,800,000 of cash and all of the then outstanding Junior Notes, in the aggregate amount of $70,299,000, in exchange for an aggregate of $3,876,000 of cash. The note holders also agreed to forgive all amounts owed under the terms of the Tranche A Notes and Junior Notes, as applicable, other than the amounts paid. The Tranche A Note Repayment Agreement was entered into by and between the Company and each of the then holders of the Company’s Tranche A Notes, BBLN-PEDCO Corp., BHLN-PEDCO Corp. and PBLA ULICO 2017 (collectively, the “Tranche A Noteholders”). The Tranche B Note Repayment Agreement was entered into by and between the Company and each of the then holders of the Company’s Tranche B Notes, Senior Health Insurance Company of Pennsylvania, Bankers Conseco Life Insurance Company, Washington National Insurance Company, Principal Growth Strategies, LLC, Cadle Rock IV, LLC, and RJ Credit LLC, and holders of the RJC Subordinated Note held by RJ Credit LLC and the MIEJ Note held by MIE Jurassic Energy Corporation (collectively, the “Junior Noteholders”). Pursuant to the terms of the Repayment Agreement relating to the Tranche B Notes, in addition to the cash consideration due to the Tranche B Noteholders, as described above, the Company agreed to grant to certain of the Junior Noteholders their pro rata share of warrants to purchase an aggregate of 1,448,472 shares of common stock of the Company (the “Tranche B Warrants”). The Tranche B Warrants have a term of three years, an exercise price equal to $0.328 per share, and the estimated fair value of $322,000 was based on the Black-Scholes option pricing model.

Amendment to Series A Convertible Preferred Stock Designation; Rights of Shareholders

In connection with the Stock Purchase Agreement, and immediately following the closing of the acquisition described in the Stock Purchase Agreement (discussed above), the Company and SK Energy, as the then holder of all of the then outstanding shares of Series A Convertible Preferred Stock, agreed to the filing of an Amendment to the Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock (the “Preferred Amendment”), which amended the designation of our Series A Convertible Preferred Stock (the “Designation”) to remove the beneficial ownership restriction contained therein, which prevented any holder of Series A Convertible Preferred Stock from converting such Series A Convertible Preferred Stock into shares of common stock of the Company if such conversion would result in the holder thereof holding more than 9.9% of the Company’s then outstanding common stock.

The Company filed the Preferred Amendment with the Secretary of State of Texas on June 26, 2018.

As a result of the Stock Purchase Agreement (i.e., the sale of the Series A Convertible Preferred Stock to a party other than GGE), automatic termination, pursuant to the terms of the Designation, of the right of GGE, upon notice to the Company, voting the Series A Convertible Preferred Stock separately as a single class, to appoint designees to fill up to two (2) seats on our Board of Directors, one of which must be an independent director as defined by applicable rules was triggered. As such, effective upon the closing of the Stock Purchase Agreement, the Company’s common stockholders have the right to appoint all members of our Board of Directors via plurality vote.

Note Purchase Agreement and Sale of Secured Promissory Notes

On March 7, 2014, the Company entered into a $50 million financing facility (the “Notes Purchase Agreement”) between the Company, BRe BCLIC Primary, BRe BCLIC Sub, BRe WNIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, and RJC, as investors (collectively, the “Investors”), and BAM Administrative Services LLC, as agent for the Investors (the “Agent”). The Company issued the Investors Secured Promissory Notes in the aggregate principal amount of $34.5 million (the “Initial Notes”). On March 19, 2015, BRe WNIC 2013 LTC Primary transferred a portion of its Initial Note to HEARTLAND Bank, and effective April 1, 2015, BRe BCLIC Primary transferred its Initial Note to Senior Health Insurance Company of Pennsylvania (“SHIP”), with each of HEARTLAND Bank and SHIP becoming an “Investor” for purposes of the discussion below. Effective March 9, 2018, CadleRock IV, LLC acquired all of HEARTLAND’s interests in the Senior Notes, becoming an “Investor” for purposes of the discussion below.

2016 Senior Note Restructuring

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

The Amended NPA created and issued to the Tranche A Investors new “Tranche A Notes,” in substantially the same form and with similar terms as the Tranche B Notes, except as discussed below, consisting of a term loan issuable in tranches with a maximum aggregate principal amount of $25,960,000, with borrowed funds accruing interest at 15% per annum, and maturing on May 11, 2019 (the “Tranche A Maturity Date”) (the “Tranche A Notes,” and together with the Tranche B Notes, the “New Senior Notes”).

On June 25, 2018, the Company entered into Debt Repayment Agreements (the “Repayment Agreements”, each described in greater detail above), pursuant to which, the holders of our outstanding Tranche A Notes and Junior Notes retired all of the then outstanding Tranche A Notes, in the aggregate amount of $7,260,000, in exchange for an aggregate of $3,800,000 of cash and all of the then outstanding Junior Notes, in the aggregate amount of $70,299,000, in exchange for an aggregate of $3,876,000 in cash. The note holders also agreed to forgive all amounts owed under the terms of the Tranche A Notes and Junior Notes, as applicable, other than the amounts paid.

The amount of interest deferred under the Tranche A and Tranche B Notes as of June 25, 2018 and December 31, 2017 equaled $4,125,000 and $3,195,000, respectively, and was previously accounted for on the balance sheet under long-term accrued expenses and accrued expenses - related party.

All debt discount amounts were amortized using the effective interest rate method. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of June 30, 2018 was $-0-. As of June 25, 2018 and December 31, 2017, the remaining unamortized debt discount was $2,359,000 and $3,751,000, respectively. Amortization of debt discount and total interest expense for the notes (New Senior Notes – Tranche A and Tranche B Notes and the Junior Notes) was $1,391,000 and $4,732,000, respectively, for the six months ended June 30, 2018 and $1,643,000 and $3,278,000, respectively, for the six months ended June 30, 2017.

Amortization of debt discount and total interest expense for the notes was $679,000 and $2,346,000, respectively, for the three months ended June 30, 2018, and was $812,000 and $1,674,000, respectively, for the three months ended June 30, 2017.

Bridge Note Financing

On June 25, 2018, the Company entered into a Debt Repayment Agreement (the “Bridge Note Repayment Agreement”) with all of the holders of its convertible subordinated promissory notes issued pursuant to that certain Second Amendment to Secured Promissory Notes, dated March 7, 2014, originally issued on March 22, 2013 (the “Bridge Notes”), which notes had an aggregate principal balance of $475,000, plus accrued interest of $258,000 and additional payment-in-kind (“PIK”) of $48,000, as of June 25, 2018, pursuant to which all the holders agreed to the payment and full satisfaction of all outstanding amounts (including accrued interest and additional payment-in-kind) for 25% of the principal amounts owed thereunder, or an aggregate of $119,000.

The unamortized debt premium on the Convertible Bridge Notes as of June 25, 2018 and December 31, 2017, was $113,000. The gain recorded in the three and six months ending June 30, 2018 on the settlement of the bridge note debt was $775,000.

The interest expense related to these notes for the three and six months ended June 30, 2018 and 2017 was $13,000 compared to $14,000, and $27,000 compared to $28,000, respectively.

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note with MIE Jurassic Energy Corp. (“MIEJ”) (as amended from time to time, the “MIEJ Note”).

In February 2015, the Company and PEDCO entered into a Settlement Agreement with MIEJ and issued a new promissory note in the amount of $4.925 million to MIEJ (the “NEW MIEJ Note”). The Settlement Agreement related to the February 2015 disposition of the Company’s interest in Condor Energy Technology, LLC, a joint venture previously owned 20% by the Company and 80% by MIEJ. As of June 25, 2018, the principal amount outstanding under the MIEJ Note was $4,925,000 with accrued interest of $1,718,000.

As described above, on June 25, 2018, the Company entered into Repayment Agreements, with various parties, including MIEJ, pursuant to which the Company retired all of the then outstanding MIEJ debt in exchange for an aggregate of $320,000 in cash. As described above, pursuant to the Repayment Agreements, the note holders also agreed to forgive all amounts owed under the terms of the Junior Notes, as applicable, other than the amounts paid. The gain recorded in the three and six months ending June 30, 2018 on the settlement of the MIEJ debt was $6,323,000.

The interest expense related to this note for the three and six months ended June 30, 2018 and 2017 was $118,000 compared to $123,000 and $241,000, compared to $246,000, respectively, with the total cumulative interest equal to $1,718,000 through June 25, 2018.

Subordinated Note Payable Assumed

In 2015, the Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the GGE Acquired Assets (the “RJC Junior Note”). The amount outstanding on the RJC Junior Note as of June 25, 2018 and December 31, 2017 was $12,173,000 and $11,483,000, respectively. The lender under the RJC Junior Note is RJC, which is one of the lenders under the Senior Notes and is an affiliate of GGE.

As described above, on June 25, 2018, the Company entered into Repayment Agreements with various parties, including RJ Credit LLC, pursuant to which, on June 26, 2018, the Company retired all of the then outstanding Junior Notes, in exchange for an aggregate of $3,876,000 in cash.

As described above, pursuant to the Repayment Agreements, the note holders also agreed to forgive all amounts owed under the terms of the Junior Notes, as applicable, other than the amounts paid.

The interest expense related to this note for the three and six months ended June 30, 2018 and 2017 was $342,000 compared to $322,000, and $690,000 compared to $630,000, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Lease

In June 2018, the Company entered into a third lease addendum to the original lease agreement signed in July 2012, the first lease addendum signed in May 2016, and the second lease addendum signed in July 2017, as amended, which extends the term of the lease by an additional year, now ending in July 2019, for its corporate office space located in Danville, California. The total current obligation (thirteen months), including this one-year lease extension for the remainder of the lease through July 2019, is $62,000.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 7 net acres are due to expire during the six months remaining in 2018 (1,354 net acres did expire during the six months ended June 30, 2018), 125 net acres expire in 2019, 329 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of June 30, 2018, the Company had fully impaired its unproved leasehold costs based on management’s revised re-leasing program.

Other Commitments

Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Company is not currently a party to any material legal proceeding. In addition, the Company is not aware of any material legal or governmental proceedings against it, or contemplated to be brought against it.

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

NOTE 10 – SHAREHOLDERS’ EQUITY (DEFICIT)

PREFERRED STOCK

At June 30, 2018, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A” preferred stock.

On February 23, 2015, the Company issued 66,625 Series A Convertible Preferred Stock shares to GGE as part of the consideration paid for the GGE Acquired Assets. The grant date fair value of the Series A Convertible Preferred Stock was $28,402,000, based on a calculation using a binomial lattice option pricing model.

On November 23, 2015, the Company lost the right to redeem any of the Series A Convertible Preferred Stock and the holder also lost the right to force any redemption because, pursuant to the Series A Certificate of Designations, the Company did not repurchase any shares within nine months of the initial Series A issuance. Accordingly, the Series A Convertible Preferred Stock is no longer redeemable.

As part of the required conditions to closing the sale of the SK Energy Note as described further in Note 8, SK Energy entered into a Stock Purchase Agreement with GGE, pursuant to which, SK Energy purchased, for $100,000, all of the Series A Convertible Preferred Stock (the “Stock Purchase Agreement”).

In connection with the Stock Purchase Agreement, and immediately following the closing of the acquisition described in the Stock Purchase Agreement, the Company and SK Energy, as the then holder of all of the outstanding shares of Series A Convertible Preferred Stock, agreed to the filing of an Amendment to the Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock (the “Preferred Amendment”), which amended the designation of our Series A Convertible Preferred Stock (the “Designation”) to remove the beneficial ownership restriction contained therein, which prevented any holder of Series A Convertible Preferred Stock from converting such Series A Convertible Preferred Stock into shares of common stock of the Company if such conversion would result in the holder thereof holding more than 9.9% of the Company’s then outstanding common stock. The Company filed the Preferred Amendment with the Secretary of State of Texas on June 26, 2018.

The transactions affected pursuant to the Stock Purchase Agreement (i.e., the sale of the Series A Convertible Preferred Stock to a party other than GGE), triggered the automatic termination, pursuant to the terms of the Designation, of the right of GGE, upon notice to us, voting the Series A Convertible Preferred Stock separately as a single class, to appoint designees to fill up to two (2) seats on our Board of Directors, one of which must be an independent director as defined by applicable rules. As such, effective upon the closing of the Stock Purchase Agreement, our common stockholders have the right to appoint all members of our Board of Directors via plurality vote.

As of June 30, 2018 and December 31, 2017, there were 66,625 shares of the Company’s Series A Convertible Preferred Stock outstanding.

COMMON STOCK

At June 30, 2018, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the three and six months ended June 30, 2018, the Company issued shares of common stock and restricted common stock as follows: 600,000 shares of common stock issued to SK energy with a fair value of $185,000 based on the market price on the date of issuance, 80,000 shares of restricted stock were issued to the CEO with a fair value of $27,000 based on the market price on the date of issuance, and 30,848 shares were issued to employees for the cashless exercise of options. The 80,000 shares of restricted stock were issued in consideration for Mr. Ingriselli rejoining the Company as its President and Chief Executive Officer in May 2018, with 60,000 shares vesting on December 1, 2018 and 20,000 of the shares vesting on March 1, 2019, subject to his continued service as an employee or consultant of the Company on such vesting dates.

As of June 30, 2018, there were 7,989,602 shares of common stock outstanding.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three and six months ended June 30, 2018 and 2017 was $148,000 compared to $214,000, and $314,000 compared to $462,000, respectively. The remaining unamortized stock-based compensation expense at June 30, 2018 related to restricted stock was $121,000.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Prior to June 2005, the Company was known as Blast Energy Services, Inc. (“Blast”). Under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan, options to acquire 298 and 343 shares of common stock were granted and remained outstanding and exercisable as of June 30, 2018 and December 31, 2017, respectively. No new options were issued under these plans in 2018 or 2017.

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

A total of 3,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of June 30, 2018 and December 31, 2017, of which 2,376,130 shares have been issued as restricted stock, 501,700 shares are subject to issuance upon exercise of issued and outstanding options, and 122,170 remain available for future issuance as of June 30, 2018.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of June 30, 2018 and December 31, 2017, options to purchase an aggregate of 31,015 shares of the Company’s common stock and 66,625 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

The Company did not grant any options during the six-month period ended June 30, 2018.

During the three and six months ended June 30, 2018 and 2017, the Company recognized stock option expense of $18,000 compared to $27,000 and $35,000 compared to $55,000, respectively. The remaining amount of unamortized stock options expense at June 30, 2018, was $12,000.

The intrinsic value of outstanding and exercisable options at June 30, 2018 was $484,000 and $263,000, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2017 was $-0- and $-0-, respectively.

Option activity during the six months ended June 30, 2018 was:

			Weighted
			Average
		Weighted	Remaining
		Average	Contract
	Number of	Exercise	Term
	Shares	Price	(# years)
Outstanding at January 1, 2018	743,727	$3.45	3.8
Granted	-	-	-
Exercised	(30,848)	0.55	-
Forfeited and cancelled	(14,197)	3.02	-

Outstanding at June 30, 2018	698,682	$3.69	3.2

Exercisable at June 30, 2018	586,182	$4.34	3.0

Warrants

During the three and six months ended June 30, 2018, the Company granted warrants to certain of the Junior Noteholders to purchase an aggregate of 1,448,472 shares of common stock. These warrants have a term of three years, an exercise price of $0.322, and the estimated fair value of $322,000 was based on the Black-Scholes option pricing model.

During the three and six months ended June 30, 2018 and 2017, the Company recognized warrant expense (included in the net gain for the debt restructuring) of $322,000 and $-0-, and $322,000 and $-0-, respectively. The remaining amount of unrecognized warrant expense at June 30, 2018 was $-0-.

The intrinsic value of outstanding as well as exercisable warrants at June 30, 2018 and December 31, 2017 was $2,822,000 and $-0-, respectively.

Warrant activity during the six months ended June 30, 2018 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2018	1,231,373	$7.44	1.4
Granted	1,448,472	0.32	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-

Outstanding at June 30, 2018	2,679,845	$3.59	2.0

Exercisable at June 30, 2018	2,679,845	$3.59	2.0

NOTE 12 – RELATED PARTY TRANSACTIONS

See Note 8 above for further discussion of the debt restructuring on June 25, 2018, the Promissory Note dated June 25, 2018 with SK Energy in the amount of $7.7 million, and the Debt Repayment Agreements with various previous debt holders including the previous debt held by GGE, which was retired effective on June 25, 2018. As part of these transactions, SK Energy entered into a Stock Purchase Agreement with Golden Globe Energy, the holder of the Company’s then outstanding 66,625 shares of Series A Convertible Preferred Stock (convertible pursuant to their terms into 6,662,500 shares of the Company’s common stock – approximately 47.6% of the Company’s then outstanding shares post-conversion), pursuant to which on June 25, 2018, SK Energy purchased, for $100,000, all of the Series A Convertible Preferred Stock.

As a result of the transactions discussed above and the Notes above, as of June 30, 2018, SK Energy is now a related party while GGE is no longer a related party as of June 30, 2018. This is based on the 66,625 shares of the Company’s Series A Convertible Preferred Stock owned by SK Energy as of June 30, 2018 (which could be converted into shares of the Company’s common stock on a 100:1 basis) and the termination, effective June 25, 2018, of GGE’s right to appoint up to two representatives to the Company’s Board of Directors.

The following table reflects the related party amounts for GGE included in the December 31, 2017 balance sheet and the related party amounts for SK Energy included in the June 30, 2018 balance sheet (in thousands):

	As of June 30, 2018	As of December 31, 2017
Accrued expenses	$-	$1,733
Long-term notes payable – Secured Promissory Notes, net of discount of $-0- and $1,148, respectively	-	15,930
Long notes payable – Subordinated	-	11,483
Long-term notes payable, net of discount of $185 and $-0-, respectively	7,515	-
Total related party liabilities	$7,515	$29,146

NOTE 13 – INCOME TAXES

Due to the Company’s cumulative net losses, there was no provision for income taxes for the six months ended June 30, 2018 and 2017.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 34% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $18,589,000 and a corresponding reduction in the valuation allowance as of December 31, 2017. The following table reconciles the U.S. federal statutory income tax rate in effect for the six months ended June 30, 2018 and 2017 and the Company’s effective tax rate (amounts in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

U.S. federal statutory income tax	$13,032	$(2,885)
State and local income tax, net of benefits	4,121	(393)
Amortization of debt discount	383	224
Gain on debt restructuring	(19,433)	-
Officer life insurance and D&O insurance	11	15
Stock-based compensation	96	199
Tax rate changes and other	-	-
Change in valuation allowance for deferred income tax assets	1,790	2,840
Effective income tax rate	$-	$-

Deferred income tax assets as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

Deferred Tax Assets	June 30, 2018	December 31, 2017
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$3,807	$3,649
Net operating loss – federal taxes	31,563	30,322
Net operating loss – state taxes	5,789	5,398
Total deferred tax asset	41,159	39,369

Less valuation allowance	(41,159)	(39,369)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at June 30, 2018. The net change in the total valuation allowance from December 31, 2017 to June 30, 2018, was an increase of $1,790,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2018, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor were there any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through June 30, 2018.

As of June 30, 2018, the Company had net operating loss carryforwards (“NOLs”) of approximately $100,379,000, plus $49,922,000 subject to limitations, for federal and state tax purposes. If not utilized, these losses will begin to expire beginning in 2033 and 2023, respectively, for both federal and state purposes.

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

NOTE 14 – SUBSEQUENT EVENTS

On July 3, 2018, SK Energy, converted all of its 66,625 outstanding shares of Series A Convertible Preferred Stock into 6,662,500 shares of the Company’s common stock, representing 45.8% of the Company’s then outstanding common stock. The shares of common stock issued upon conversion of the Series A Convertible Preferred Stock, together with the 600,000 shares of common stock issued to SK Energy in connection with its entry into a $7.7 million promissory note on June 25, 2017, totaled 49.9% of our currently outstanding shares of common stock. SK Energy is wholly-owned and controlled by Dr. Simon Kukes.

Also on July 11, 2018, the Board of Directors of the Company, appointed Dr. Simon Kukes as the Chief Executive Officer of the Company and as a member of the Board of Directors of the Company, and further appointed Mr. Ivar Siem and Mr. John J. Scelfo as members of the Board of Directors (the “Appointees” and the “Appointments”).

As a result of the appointment of Dr. Kukes as Chief Executive Officer of the Company as discussed above, the Company’s then current Chief Executive Officer, Frank C. Ingriselli, stepped down as Chief Executive Officer of the Company, effective July 12, 2018, provided that Mr. Ingriselli continues to serve as the President and Chairman of the Company and advisor to the Chief Executive Officer.

Dr. Kukes has agreed to receive an annual salary of $1 as his compensation for serving as Chief Executive Officer of the Company and as a member of the Board of Directors and to not charge the Company for any business expenses he incurs in connection with such positions.

On July 11, 2018, David Steinberg tendered his resignation as a member of the Board of Directors. Immediately prior to the resignation of Mr. Steinberg, the Board of Directors of the Company agreed to accelerate the vesting of 150,000 shares of common stock granted to him on December 28, 2017, that would have otherwise vested on July 15, 2018, assuming he was still serving as a member of the Board of Directors of the Company on such date.

Additionally, on July 11, 2018, the Board of Directors granted restricted stock awards to Messrs. Frank C. Ingriselli (President) and Clark R. Moore (Executive Vice President, General Counsel and Secretary) of 60,000 and 50,000 shares, respectively, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The restricted stock awards vest as follows: 100% on the six (6) month anniversary of the grant date, in each case subject to the recipient of the shares being an employee of or consultant to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement, as applicable, entered into by and between the Company and the recipient. These shares have a total fair value of $164,000 based on the market price on the issuance date.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	availability and terms of capital;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	future acquisition and debt transactions; and
●	estimated future reserves and the present value of such reserves; and plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended June 30, 2018, above.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “PEDEVCO” and “PEDEVCO Corp.” refer specifically to PEDEVCO Corp. and its wholly and majority owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●
“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;
●
“Boe” barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;
●
“Mcf” refers to a thousand cubic feet of natural gas;
●
“NGL” refers to natural gas liquids;
●
“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●
“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●
“Securities Act” refers to the Securities Act of 1933, as amended.

General Overview

We are an energy company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the Denver-Julesberg Basin (“D-J Basin”) in Colorado, which contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, J-Sand, and D-Sand. As of June 30, 2018, we held approximately 9,607 net D-J Basin acres located in Weld County, Colorado through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of June 30, 2018, we hold interests in 62 gross (17.4 net) wells in our D-J Basin Asset, of which 14 gross (12.5 net) wells are operated by Red Hawk and currently producing, 26 gross (4.9 net) wells are non-operated and 22 wells have an after-payout interest.

We have listed below the total production volumes and total revenue net to the Company for the three and six months ended June 30, 2018 and 2017 attributable to our D-J Basin Asset.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Oil volume (BBL)	12,790	14,296
Gas volume (MCF)	18,864	36,747
NGL volume (MCF)	9,100	20,070
Volume equivalent (BOE) (1)	17,451	20,421
Revenue (000’s)	$898	$812

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Oil volume (BBL)	22,262	26,222
Gas volume (MCF)	36,415	55,179
NGL volume (MCF)	20,299	39,895
Volume equivalent (BOE) (1)	31,714	35,419
Revenue (000’s)	$1,542	$1,546

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Strategy

We believe that the D-J Basin shale play represents among the most promising unconventional oil and natural gas plays in the U.S. We plan to optimize our existing assets and opportunistically seek additional acreage proximate to our currently held core acreage, as well as other attractive onshore oil and gas assets elsewhere in the U.S., that Company management believes can be acquired at attractive prices, developed using our operating expertise, and be accretive to shareholder value. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for the next twenty-four months will be focused on the development of our D-J Basin Asset. Our development plan calls for the development of approximately $8.37 million in capital expenditures in order to drill and complete, participate in the drilling and completion of, and/or acquire approximately 2.1 net wells in our D-J Basin Asset during the remainder of 2018 (with an additional 6.4 net wells to be drilled and completed in 2019 for a combined total 2018-2019 drilling capital budget of $34.85 million). We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) the issuance of our common shares through National Securities Corporation under our current “at the market offering” (of which $1.359 million remains available for issuance, subject to limitation under the SEC’s “Baby Shelf Rules”) and other potential equity funding opportunities, and (iv) potential loans (which may be convertible) made available from our senior lender, SK Energy LLC, which is owned and controlled by Dr. Simon Kukes, our Chief Executive Officer and director, which funds may not be available on favorable terms, if at all. The Company and SK Energy LLC are currently negotiating a transaction whereby SK Energy LLC will loan funds to the Company following the filing of this Quarterly Report, which transaction, if completed, may include the sale of convertible debt, the conversion of which may cause dilution to existing shareholders, provided that SK Energy is under no obligation to provide such funding and has not entered into any definitive agreement to provide such funding to date. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2018-2019 capital expenditures and/or repay or refinance a portion or all of our outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020. The availability of additional borrowings under the senior debt facility is subject to the Company providing matching funds for all amounts borrowed, which additional borrowed funds may only be used to fund development costs.

Recent Developments

As described above in Note 8 to the consolidated financial statements included herein, in June 2018, we entered into Repayment Agreements, pursuant to which, on June 26, 2018, we retired all of the then outstanding Tranche A Notes, in the aggregate amount of approximately $5.7 million, for $3.8 million and all of the then outstanding Junior Notes, in the aggregate amount of approximately $67.7 million, for an aggregate of $3.9 million; and pursuant to which all the holders of our outstanding Bridge Notes, holding in aggregate $475 thousand of outstanding principal amount under the Bridge Notes, agreed to the payment and full satisfaction of such outstanding amounts for 25% of the amounts owed thereunder, i.e., $119 thousand in aggregate.

The result of the above transactions was that a net of approximately $70.7 million of liabilities were removed from the Company’s balance sheet.

SK Energy Note

As described above in Note 8 to the consolidated financial statements included herein, on June 26, 2018, we borrowed $7.7 million from SK Energy LLC (“SK Energy”), which amount was evidenced by a Promissory Note dated June 25, 2018, in the amount of $7.7 million (the “SK Energy Note”).

As part of the same transactions and as required conditions to closing the sale of the SK Energy Note, SK Energy entered into a Stock Purchase Agreement with GGE, the holder of our then outstanding 66,625 shares of Series A Convertible Preferred Stock (convertible pursuant to their terms into 6,662,500 shares of the Company’s common stock – approximately 47.6% of the Company’s then outstanding shares post-conversion), pursuant to which on June 25, 2018, SK Energy purchased, for $100,000, all of the Series A Convertible Preferred Stock (the “Stock Purchase Agreement”).

On July 8, 2018, SK Energy converted all of such outstanding shares of Series A Convertible Preferred Stock, pursuant to their terms (as amended), into 6,662,500 shares of the Company’s common stock, representing 45.8% of the Company’s then outstanding common stock, and resulting in approximately 14,541,254 shares of the Company’s common stock being then issued and outstanding. The issuance was deemed a change of control under applicable NYSE American rules and regulations, provided that such issuance was previously approved at the 2015 annual meeting of shareholders of the Company held on October 7, 2015.

On June 29, 2018, the Company announced that the NYSE American (the “Exchange”) had notified the Company that it had regained compliance with the NYSE American continued listing standards.

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

Comparison of the Three Months Ended June 30, 2018 with the Three Months Ended June 30, 2017

Oil and Gas Revenue. For the three months ended June 30, 2018, we generated a total of $898,000 in revenues from the sale of oil and gas, compared to $812,000 for the three months ended June 30, 2017. The increase of $86,000 was primarily due to an increase in oil prices, partially offset by a small decline in production from our oil and gas assets. This decline in volume was a result of a natural decline in well production and wells being shut-in periodically.

Lease Operating Expenses. For the three months ended June 30, 2018, lease operating expenses associated with our oil and gas properties were $417,000, compared to $397,000 for the three months ended June 30, 2017. The increase of $20,000 was primarily due to lease operating expenses related to wells being shut in, offset somewhat by lower variable lease operating expenses associated with the lower volume resulting from the natural decline in well production.

Exploration Expense. For the three months ended June 30, 2018, exploration expense was $28,000, compared to $-0- for the three months ended June 30, 2017. The increase of $28,000 was primarily due to a small increase in exploration activity undertaken by the Company in the current period.

Selling, General and Administrative Expenses. For the three months ended June 30, 2018, selling, general and administrative (“SG&A”) expenses were $616,000, compared to $694,000 for the three months ended June 30, 2017. The decrease of $78,000 was primarily due to decreases in stock-based compensation expense, as well as cost reductions in various areas as shown in the table below. The components of SG&A expenses for the three months ended June 30, 2018 and 2017 are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended June 30,		Increase/
(in thousands)	2018	2017	(Decrease)
Payroll and related costs	$295	$267	$28
Stock-based compensation expense	166	241	(75)
Legal fees	42	21	21
Accounting and other professional fees	32	93	(61)
Insurance	27	27	-
Travel and entertainment	14	1	13
Office rent, communications and other	40	44	(4)
Total selling, general and administrative expenses	$616	$694	$(78)

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended June 30, 2018, DD&A costs were $701,000, compared to $873,000 for the three months ended June 30, 2017. The $172,000 decrease was primarily the result of lower production volumes in the current period.

Gain on Debt Restructuring. For the three months ended June 30, 2018, gain on debt restructuring was $70,309,000, compared to a gain of $-0- for the three months ended June 30, 2017. The gain in 2018 was related to the debt restructuring agreements that were recorded in the three months ended June 30, 2018.

Interest Expense. For the three months ended June 30, 2018, interest expense was $3,155,000, compared to $3,162,000 for the three months ended June 30, 2017.

Net Income (Loss). For the three months ended June 30, 2018, net income was $66,290,000, compared to a net loss of $4,314,000 for the three months ended June 30, 2017. The increase in net income of $70,604,000 was primarily due to the one-time non-cash gain on debt restructuring recorded during the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2018 with the Six Months Ended June 30, 2017

Oil and Gas Revenue. For the six months ended June 30, 2018, we generated a total of $1,542,000 in revenues from the sale of oil and gas, compared to $1,546,000 for the six months ended June 30, 2017. The decrease of $4,000 was primarily due to a small decline in production from our oil and gas assets, offset by an increase in oil prices. This decline was a result of a natural decline in well production and wells being shut-in periodically.

Lease Operating Expenses. For the six months ended June 30, 2018, lease operating expenses associated with our oil and gas properties were $729,000, compared to $727,000 for the six months ended June 30, 2017.

Exploration Expense. For the six months ended June 30, 2018, exploration expense was $38,000, compared to $-0- for the six months ended June 30, 2017. The increase of $38,000 was due to a small increase in exploration activity undertaken by the Company in the current period.

Selling, General and Administrative Expenses. For the six months ended June 30, 2018, SG&A expenses were $1,354,000, compared to $1,494,000 for the six months ended June 30, 2017. The decrease of $140,000 was primarily due to a decrease in stock-based compensation expense, as well as cost reductions in various areas as shown in the table below. The components of SG&A expenses for the six months ended June 30, 2018 and 2017 are summarized below (amounts in thousands):

	For the Six Months Ended
	June 30,		Increase/
(in thousands)	2018	2017	(Decrease)
Payroll and related costs	$572	$548	$24
Stock-based compensation expense	349	517	(168)
Legal fees	61	45	16
Accounting and other professional fees	141	201	(60)
Insurance	53	54	(1)
Travel and entertainment	18	2	16
Bad debt expense (recovery)	-	(25)	25
Office rent, communications and other	160	152	8
Total selling, general and administrative expenses	$1,354	$1,494	$(140)

Depreciation, Depletion, Amortization and Accretion. For the six months ended June 30, 2018, DD&A costs were $1,283,000, compared to $1,553,000 for the six months ended June 30, 2017. The $270,000 decrease was primarily the result of lower production volumes due to a natural decline in well production.

Gain on Debt Restructuring. For the six months ended June 30, 2018, gain on debt restructuring was $70,309,000 compared to a gain of $-0- for the six months ended June 30, 2017. The gain in 2018 was related to the debt restructuring agreements that were recorded in the six months ended June 30, 2018.

Interest Expense. For the six months ended June 30, 2018, interest expense was $6,391,000, compared to $6,258,000 for the six months ended June 30, 2017. The increase in interest expense was primarily due to higher interest expense during the six months ended June 30, 2018, resulting from higher debt balances compared to the prior year’s period.

Net Income (Loss). For the six months ended June 30, 2018, net income was $62,056,000, compared to a net loss of $8,486,000 for the six months ended June 30, 2017. The increase in net income of $70,542,000 was primarily due to the one-time non-cash gain on debt restructuring recorded during the six months ended June 30, 2018.

Liquidity and Capital Resources

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

Subject to the availability of the additional funding, which is not currently in place but is being currently being negotiated with SK Energy LLC, our current senior lender, which is owned and controlled by Dr. Simon Kukes, our Chief Executive Officer and director, we plan to make capital expenditures, excluding capitalized interest and general and administrative expense, of up to approximately $8.37 million during the period from January 1, 2018 to December 31, 2018 (none of which has been expended to date) in order to achieve our plans (with an additional 6.4 net wells to be drilled and completed in 2019 for a combined total 2018-2019 drilling capital budget of $34.85 million). We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) the issuance of our common shares through National Securities Corporation under our current “at the market offering” (of which $1.359 million remains available for issuance, subject to limitation under the SEC’s “Baby Shelf Rules”) and other potential equity funding opportunities, and (iv) potential loans (which may be convertible) made available from our senior lender, SK Energy LLC, which is owned and controlled by Dr. Simon Kukes, our Chief Executive Officer and director, which funds may not be available on favorable terms, if at all. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2018-2019 capital expenditures and/or repay or refinance a portion or all of our outstanding debt.

Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures are largely discretionary and within our control. We plan to optimize our existing assets and opportunistically seek additional acreage proximate to our currently held core acreage, as well as other attractive onshore oil and gas assets elsewhere in the U.S., that Company management believes can be acquired at attractive prices, developed using our operating expertise, and be accretive to shareholder value. If oil and natural gas prices continue to decline or fail to improve or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, timing of regulatory approvals, availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

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

Financial Summary

We had total current assets of $1.3 million as of June 30, 2018, including cash of $0.5 million, compared to total current assets of $1.4 million as of December 31, 2017, including a cash balance of $0.9 million.

We had total assets of $35.1 million as of June 30, 2018 compared to $36.4 million as of December 31, 2017. Included in total assets as of June 30, 2018 and December 31, 2017, were $33.7 million and $34.9 million, respectively, of proved oil and gas properties subject to amortization and $-0- and $-0-, respectively, of unproved oil and gas properties not subject to amortization.

We had total liabilities of $9.3 million as of June 30, 2018, including current liabilities of $1.3 million, compared to total liabilities of $73.5 million as of December 31, 2017, including current liabilities of $3.4 million.

We had working capital of less than $0.1 million, total shareholders’ equity of $25.8 million and a total accumulated deficit of $78.1 million as of June 30, 2018, compared to negative working capital of $2.0 million, total shareholders’ deficit of $37.1 million and a total accumulated deficit of $138.1 million as of December 31, 2017.

See also the description of the Company’s accounts receivable (Note 6), Other Current Assets (Note 7), Notes Payable (Note 8), and related party transactions (Note 12), as described in the footnotes to the Company’s consolidated financial statements included in Part I, Item 1, of this report, which are incorporated herein by reference, for more details regarding the Company’s balance sheet line items.

Cash Flows From Operating Activities. We had net cash used in operating activities of $276,000 for the six months ended June 30, 2018, which was an increase in cash used of $43,000 compared to the prior year’s period of $233,000.

Cash Flows From Investing Activities. We had no net cash used by investing activities for the six months ended June 30, 2018 or 2017.

Cash Flows From Financing Activities. We had net cash used in financing activities for the six months ended June 30, 2018 of $95,000, compared to net cash provided of $465,000 for the prior year’s period. The cash used in the current period consisted of the repayment of notes payable from the debt restructuring, while the cash provided for the previous period was due to proceeds realized from the sale of common stock.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses. Effective May 31, 2018, Michael L. Peterson resigned as President and Chief Executive Officer of the Company and was replaced by Frank C. Ingriselli, the Chairman of the Company. Subsequent to quarter end, Mr. Ingriselli stepped down as Chief Executive Officer and Dr. Simon Kukes was appointed as Chief Executive Officer of the Company on July 11, 2018.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 28, 2018, except as discussed below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company.

Due to the debt repayments undertaken in June 2018 and the conversion of our Series A Convertible Preferred stock into common stock, each as discussed above, the risk factors included in the Annual Report relating to the Company’s non-compliance with NYSE American listing rules, the required repayment of the Tranche A Notes and Tranche B Notes, the covenants of such Tranche A Notes and Tranche B Notes and related risks associated with such notes, the risks relating to the New MIEJ Note, and the risks relating to our Series A Convertible Preferred Stock, are no longer applicable to the Company. Additionally, the risk factor set forth in the Annual Report relating to the ownership percentages of our directors, executive officers and three major shareholders is no longer applicable (and is replaced by the risk factor below relating to SK Energy’s ownership) and the risk factor relating to our prior strategic relationships, including with Tenet Advisory Group, is no longer applicable to us.

The “Risk Factors” set forth below are in addition to, and/or replace and supersede, as applicable, the risk factors set forth in the Annual Report:

Risks Related to the Oil, NGL and Natural Gas Industry and Our Business

The occurrence of an event of default under the SK Energy Note could have a material adverse effect on us and our financial condition.

The SK Energy Note includes standard and customary events of default. Upon an event of default under the SK Energy Note, the holder of such note may declare the entire unpaid balance (as well as any interest, fees and expenses) immediately due and payable. Funding to repay such note may not be available timely, on favorable terms, if at all, and any default by us of the terms and conditions of the note would likely have a material adverse effect on our results of operations, financial condition and the value of our common stock.

Potential conflicts of interest could arise for certain members of our management team and Board of Directors that hold management positions with other entities and our senior lender.

Dr. Simon Kukes, our Chief Executive Officer and member of our Board of Directors, Frank Ingriselli, our Chairman of the Board of Directors and President, and Clark R. Moore, our Executive Vice President, General Counsel and Secretary, hold various other management positions with privately-held companies not involved in the oil and gas industry, and Dr. Simon Kukes is the principal of SK Energy LLC, the Company’s senior lender. We believe these positions require only an immaterial amount of each officers’ time and will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officers’ position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers performing services for us and these other entities.

The issuance of common stock upon conversion of the SK Energy Note will cause immediate dilution.

The SK Energy Note accrues interest monthly at 8% per annum, payable quarterly (beginning October 15, 2018), in either cash or shares of common stock (at the option of the Company), or with the consent of SK Energy, such interest may be accrued and capitalized. If interest on the SK Energy Note is paid in common stock, SK Energy will be due that number of shares of common stock as equals the amount due divided by the average of the closing sales prices of the Company’s common stock for the ten trading days immediately preceding the last day of the calendar quarter prior to the applicable payment date, rounded up to the nearest whole share of common stock (the “Interest Shares”). The SK Energy Note includes a share issuance limitation preventing the Company from issuing Interest Shares thereunder, if such issuance, together with the number of Loan Shares, plus such number of Interest Shares issued previously, as of the date of such new issuance, totals more than 19.99% of the Company’s outstanding shares of common stock as of June 25, 2018 (i.e., 1,455,023 shares) (the “Share Cap”). Any such issuances of common stock will result in immediate dilution to the interests of other stockholders.

Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.

As of June 30, 2018, there were outstanding stock options to purchase approximately 698,682 shares of our common stock and outstanding warrants to purchase approximately 2,679,845 shares of common stock. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Dr. Simon Kukes, our Chief Executive Officer and a member of Board of Directors, beneficially owns approximately 49.9% of our common stock through SK Energy LLC, which may give them influence over important corporate matters in which their interests are different from your interests.

Dr. Simon Kukes, our Chief Executive Officer and member of the Board of Directors, is the principal and sole owner of SK Energy LLC, which beneficially owns approximately 49.9% of our issued and outstanding common stock ,and is also our senior lender under the SK Energy Note. Dr. Kukes will be positioned to influence or control to a significant degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the shareholders generally, while Dr. Kukes' interests may generally be aligned with the interests of our shareholders, in some instances Dr. Kukes may have interests different than the rest of our shareholders, including but no limited to, in matters related to the SK Energy Note, future potential company financing in which SK Energy may participate, or his leadership at the Company. Dr. Kukes’ influence or control of our company as a shareholder may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other shareholders. In addition, due to the ownership interest of Dr. Kukes in our common stock, he may be able to remain entrenched in his position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the quarter ended June 30, 2018, and through the date of the filing of this Report, which were not previously disclosed in a prior Quarterly Report on Form 10-Q, Annual Report on Form 10-K or in a Current Report on Form 8-K.

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

During the quarter ended June 30, 2018, the Company made no sales of common stock under the Sales Agreement and the prospectus associated therewith.

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

PEDEVCO Corp.

July 31, 2018	By:	/s/ Dr. Simon Kukes
Dr. Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

July 31, 2018	By:	/s/ Gregory L. Overholtzer
Gregory L. Overholtzer
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date	File Number
3.1	Amendment to Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on June 26, 2018	8-K	3.1	June 26, 2018	001-35922
10.1***	Employment Agreement, dated May 10, 2018, by and between Frank C. Ingriselli and Pacific Energy Development Corp.	8-K	10.1	May 11, 2018	001-35922
10.2***	Employee Separation and Release, dated May 10, 2018, by and between Michael L. Peterson and PEDEVCO Corp.	8-K	10.2	May 11, 2018	001-35922
10.3***	Independent Contractor Agreement, dated May 10, 2018, by and between Michael L. Peterson and PEDEVCO Corp.	8-K	10.3	May 11, 2018	001-35922
10.4	$7.7 Million Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC, as lender, dated June 25, 2018	8-K	10.1	June 26, 2018	001-35922
10.5	Tranche A Note Repayment Agreement dated June 25, 2018, by and between PEDEVCO Corp. and the Tranche A Noteholders name therein	8-K	10.2	June 26, 2018	001-35922
10.6	Junior Notes Repayment Agreement dated June 25, 2018, by and between PEDEVCO Corp. and the Junior Noteholders name therein	8-K	10.3	June 26, 2018	001-35922
10.7	Bridge Note Repayment Agreement dated June 25, 2018, between PEDEVCO Corp. and the Bridge Noteholders name therein	8-K	10.4	June 26, 2018	001-35922
10.8	Form of Warrant for the Purchase of Common Stock dated June 25, 2018 (Tranche B Noteholders)	8-K	10.5	June 26, 2018	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
*** Management contract or compensatory plan, contract or arrangement.