Form 10-Q
period 2018-09-30
PEDEVCO CORP
filed 2018-11-14
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to_____

Commission file number: 001-35922

PEDEVCO CORP.
(Exact name of registrant as specified in its charter)

Texas	22-3755993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1250 Wood Branch Park Dr., Suite 400
Houston, Texas 77079
 (Address of Principal Executive Offices)

(855) 733-3826
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 12, 2018, there were 15,184,445 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.
For the Three and Nine Months Ended September 30, 2018

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$460	$917
Restricted Cash	2,316	-
Accounts receivable – oil and gas	813	301
Prepaid expenses and other current assets	237	176
Total current assets	3,826	1,394

Oil and gas properties:
Oil and gas properties, subject to amortization, net	54,877	34,922
Oil and gas properties, not subject to amortization, net	-	-
Total oil and gas properties, net	54,877	34,922

Other assets	190	85
Total assets	$58,893	$36,401

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$507	$101
Accrued expenses	997	2,126
Accrued expenses – related party	167	-
Revenue payable	919	557
Convertible notes payable – Bridge Notes, net of premiums of $-0- and $113, respectively	-	588
Total current liabilities	2,590	3,372

Long-term liabilities:
Accrued expenses	6	1,462
Accrued expenses – related party	310	1,733
Notes payable – Secured Promissory Notes, net of debt discount of $-0- and $2,603, respectively	-	34,159
Notes payable – Secured Promissory Notes – related party, net of debt discount of $-0- and $1,148, respectively	-	15,930
Notes payable – Secured Promissory Notes - Subordinated – related party	-	11,483
Notes payable – Subordinated	400	-
Notes payable – Subordinated – related party	23,200	-
Notes payable – other	-	4,925
Notes payable – related party, net of debt discount of $173 and $-0-, respectively	7,527	-
Asset retirement obligations	2,635	477
Total liabilities	36,668	73,541

Commitments and contingencies

Shareholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, -0- and 66,625 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 15,109,327 and 7,278,754 shares issued and outstanding, respectively	15	7
Additional paid-in capital	100,988	100,954
Accumulated deficit	(78,778)	(138,101)
Total shareholders’ equity (deficit)	22,225	(37,140)

Total liabilities and shareholders’ equity (deficit)	$58,893	$36,401

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2018	2017	2018	2017
Oil and gas sales	$1,259	$744	$2,801	$2,290

Operating expenses:
Lease operating costs	936	304	1,665	1,031
Exploration expense	-	-	38	-
Selling, general and administrative expense	1,622	511	2,976	2,005
Depreciation, depletion, amortization and accretion	937	1,299	2,220	2,852
Total operating expenses	3,495	2,114	6,899	5,888

Loss on write-off of cost method investment	-	(4)	-	(4)
Operating income (loss)	(2,236)	(1,374)	(4,098)	(3,602)

Other income (expense):
Interest expense	(497)	(3,231)	(6,888)	(9,489)
Gain on debt restructuring	-	-	70,309	-
Total other income (expense)	(497)	(3,231)	63,421	(9,489)

Net income (loss)	$(2,733)	$(4,605)	$59,323	$(13,091)

Earnings (loss) per common share:
Basic	$(0.19)	$(0.76)	$6.04	$(2.28)
Diluted	$-	$-	$5.97	$-

Weighted average number of common shares outstanding:
Basic	14,747,952	6,074,294	9,822,007	5,753,827
Diluted	-	-	9,942,583	-

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$59,323	$(13,091)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	566	597
Depreciation, depletion and amortization	2,220	2,852
Interest expense deferred and capitalized in debt restructuring	3,803	5,200
Gain on debt restructuring	(70,309)	-
Amortization of debt discount	1,403	2,434
Changes in operating assets and liabilities:
Accounts receivable	-	25
Accounts receivable – oil and gas	(512)	(12)
Prepaid expenses and other current assets	(61)	(1)
Accounts payable	195	40
Accrued expenses	1,829	905
Accrued expenses – related parties	477	790
Revenue payable	362	39
Net cash used in operating activities	(704)	(218)

Cash Flows From Investing Activities:
Cash paid for oil and gas properties, net of restricted cash received of $2,316	(19,693)	-
Cash paid for drilling costs	(113)	-
Cash paid for oil and gas security bonds	(105)	-
Net cash used in investing activities	(19,911)	-

Cash Flows From Financing Activities:
Proceeds from notes payable	400	-
Proceeds from notes payable – related parties	30,900	-
Repayment of notes payable	(7,795)	(30)
Cash paid for warrant repurchase	(1,095)	-
Proceeds from warrant exercise for common stock	64	-
Proceeds from issuance of common stock, net of issuance costs	-	530
Net cash provided by financing activities	22,474	500

Net increase in cash and restricted cash	1,859	282
Cash and restricted cash at beginning of period	917	659
Cash and restricted cash at end of period	$2,776	$942

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Accrued oil and gas development costs	$211	$-
Acquisition of asset retirement obligations	$2,061	$-
Changes in estimates of asset retirement costs	$13	$20
Common stock issued as debt inducement	$185	$-
Conversion of Series A preferred stock to common stock	$7	$-

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

The Company's future financial condition and liquidity will be impacted by, among other factors, the success of our drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects.

The Company’s strategy is to be the operator, directly or through its subsidiaries and joint ventures, in the majority of its acreage so the Company can dictate the pace of development of such acreage, in order to execute its business plan. The majority of the Company’s capital expenditure budget through 2019 will be focused on the development of its Permian Basin Asset, with a secondary focus on development of its D-J Basin Asset (each, as defined below). The Permian Basin Asset development plan calls for the deployment of an estimated $45 million to $50 million in capital in order to drill and complete four initial horizontal wells in phase one of the Company’s development plan over the next 3 to 6 months, followed by phase two which contemplates the drilling and completion of up to an additional 12 horizontal wells through 2019, subject to, and based upon, the results from phase one, and in each case, available funding. The D-J Basin Asset development plan is currently under evaluation for both the Company’s operated and non-operated acreage, and is projected to require $5 million to $10 million in capital through 2019. Due to the held-by-production nature of the Company’s Permian Basin Asset, the Company believes capital can be allocated to the DJ Basin Asset if needed. The Company’s combined Permian Basin Asset and D-J Basin Asset development plan calls for a combined total 2018-2019 capital budget of $50 million to $60 million, of which $7 million was raised in October 2018 in a convertible promissory note offering. The Company expects that it will have sufficient cash available to meet its needs over the foreseeable future, which cash the Company anticipates being available from (i) the Company’s projected cash flow from operations, (ii) existing cash on hand, (iii) potential loans (which may be convertible) made available from the Company’s senior lender, SK Energy LLC (“SK Energy”), which is owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director, which funds may not be available on favorable terms, if at all, and (iv) additional funding verbally committed by SK Energy for the full funding of the Company through 2019, to the extent funding on attractive terms is unavailable to the Company through outside sources, and subject to terms to be mutually agreed upon by the Company and SK Energy. In addition, the Company may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2018-2019 capital expenditures and/or repay or refinance a portion or all of the Company’s outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020.

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  The Company holds its Permian Basin acres located in Chavez and Roosevelt Counties, New Mexico, through its wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which asset the Company refers to as its “Permian Basin Asset,” and it holds its D-J Basin acres located in Weld and Morgan Counties, Colorado, through its wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset the Company refers to as its “D-J Basin Asset.”

The Company believes that horizontal development and exploitation of conventional assets in the Permian Basin and development of the Wattenberg and Wattenberg Extension in the D-J Basin represent among the most economic oil and natural gas plays in the U.S.  Moving forward, the Company plans to optimize its existing assets and opportunistically seek additional acreage proximate to its currently held core acreage, as well as other attractive onshore U.S. oil and gas assets that fit the Company’s acquisition criteria, that Company management believes can be developed using its technical and operating expertise, and be accretive to shareholder value.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation.  The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) PEDCO, a Nevada corporation; (iii) Pacific Energy & Rare Earth Limited, a Hong Kong company (dissolved on August 11, 2017); (iv) Blackhawk Energy Limited, a British Virgin Islands company (dissolved in May 2018); (v) Red Hawk Petroleum, LLC, a Nevada limited liability company; (vi) White Hawk Energy, LLC, a Delaware limited liability company, formed on January 4, 2016 in connection with the contemplated reorganization transaction with GOM Holdings, LLC (“GOM”), which reorganization transaction has since been terminated (dissolved in March 2018); (vii) Ridgeway Arizona Oil Corp., an Arizona corporation (“RAOC”), acquired by PEDCO effective September 1, 2018 in connection with the Company’s acquisition of the Permian Basin Asset; (viii) EOR Operating Company, a Texas corporation (“EOR”) acquired by PEDCO effective September 1, 2018 in connection with the Company’s acquisition of the Permian Basin Asset; and (ix) Condor Energy Technology LLC, a Nevada limited liability company (“Condor”), acquired by Red Hawk on August 1, 2018 in connection with the Company’s acquisition of part of its D-J Basin Asset. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2018, and December 31, 2017, cash equivalents consisted of money market funds and cash on deposit. As of September 30, 2018, the Company also had restricted cash of $2,316,000. This amount is on deposit to secure plugging and abandonment bonds with the State of New Mexico (related to the acquisition of the New Mexico properties on September 1, 2018). This restricted cash is shown as part of cash on the balance sheet as of September 30, 2018.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on January 1, 2018 on a retrospective basis with no impact to the consolidated statements of cash flows for the nine months ended September 30, 2018.

As of September 30, 2018 and December 31, 2017, the Company had restricted cash of $2,316,000 and $-0-, respectively, related to a deposit to secure plugging and abandonment bonds with the State of New Mexico.

The following is a summary of cash and cash equivalents and restricted cash at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Cash	460	917
Restricted cash – current	2,316	-
Cash, cash equivalents and restricted cash	2,776	917

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2018, approximately $2,317,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 53% of the Company’s total oil and gas revenues for the nine months ended September 30, 2018. Sales to one customer comprised 52% of the Company’s total oil and gas revenues for the nine months ended September 30, 2017. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable – oil and gas is $50,000 related to receivables from joint interest owners.

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

The following table describes changes in our asset retirement obligations during the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017
Asset retirement obligations at January 1	$477	$246
Accretion expense	84	134
Obligations incurred for acquisition	2,061	-
Changes in estimates	13	97
Asset retirement obligations at September 30	$2,635	$477

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

Earnings (Loss) per Common Share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. For the nine months ended September 30, 2018, the dilutive potential common shares outstanding during the period included only a portion of the potentially issuable shares of common stock related to options and warrants as the majority of outstanding options and warrants were anti-dilutive. The payment of the Bridge Notes occurred before September 30, 2018, so they were not included.

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. The Company incurred a net loss for the nine months ended September 30, 2017, and therefore, basic and diluted loss per share for the period ending September 30, 2017 is the same as all potential common equivalent shares would be anti-dilutive. The Company excluded 473,727 potentially issuable shares of common stock related to options, 1,248,045 potentially issuable shares of common stock related to warrants and 147,695 potentially issuable shares of common stock related to the conversion of Bridge Notes due to their anti-dilutive effect for the nine months ended September 30, 2017. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the nine-month period ended September 30, 2017 as their effect would be anti-dilutive.

See further discussion of diluted earnings (loss) per common share in Note 10.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable.   There was no impact of the standard on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Target Improvements”. The amendments in this update also clarify which Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with Topic 842. An entity that elects the lessor practical expedient also should provide certain disclosures. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this standard and will do so when specified by the FASB.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments in this update affect narrow aspects of the guidance issued in the amendments in update 2016-02 as described in the table below. The amendments in this update related to transition do not include amendments from proposed Accounting Standards Update, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in Update 2016-02. That additional transition method will be issued as part of a forthcoming and separate update that will result in additional amendments to transition paragraphs included in this Update to conform with the additional transition method. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this Standard and will do so when specified by the FASB.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Oil sales	$1,173	2,552
Natural gas sales	50	144
Natural gas liquids sales	36	105
Total revenue from customers	$1,259	2,801

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2017 or September 30, 2018.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2018 (in thousands):

	Balance at December 31,				Balance at September 30,
	2017	Additions	Disposals	Transfers	2018
Oil and gas properties, subject to amortization	$68,306	$20,017	$-	$-	$88,323
Oil and gas properties, not subject to amortization	-	-	-	-	-
Asset retirement costs	260	2,074	-	-	2,334
Accumulated depreciation, depletion and impairment	(33,644)	(2,136)	-	-	(35,780)
Total oil and gas assets	$34,922	$19,955	$-	$-	$54,877

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2018 and 2017, amounted to $885,000 compared to $1,304,000, and $2,136,000 compared to $2,824,000, respectively.

For the three and nine months ended September 30, 2018, the Company has incurred $29,000 in drilling costs, in addition to amounts incurred for the participation (non-operated working interest) in the drilling of two wells in the DJ Basin ($295,000), the acquisition of Condor ($693,000 as detailed below) and the acquisition of the New Mexico assets ($19,000,000 as detailed below).

Acquisition of New Mexico Properties

On August 1, 2018, the Company entered into a Purchase and Sale Agreement with Milnesand Minerals Inc., Chaveroo Minerals Inc., Ridgeway Arizona Oil Corp. (“RAOC”), and EOR Operating Company (“EOR”) (collectively the “Seller”)(the “Purchase Agreement”). The transaction closed on August 31, 2018, and the effective date of the acquisition was September 1, 2018. Pursuant to the Purchase Agreement, the Company acquired certain oil and gas assets described in greater detail below (the “Assets”) from the Seller in consideration for $18,500,000 (of which $500,000 was held back to provide for potential indemnification of the Company under the Purchase Agreement and Stock Purchase Agreement (described below), with one-half ($250,000) to be released to Seller 90 days after closing and the balance ($250,000) to be released 180 days after closing (provided that if a court of competent jurisdiction determines that any part of the amount withheld by the Company subsequent to 180 days after closing was in fact due to the Seller, the Company is required to pay the Seller 200%, instead of 100%, of the amount so retained).

The Assets represent approximately 23,000 net leasehold acres, current operated production, and all the Seller’s leases and related rights, oil and gas and other wells, equipment, easements, contract rights, and production (effective as of the effective date) as described in the Purchase Agreement. The Assets are located in the San Andres play in the Permian Basin situated in West Texas and Eastern New Mexico, with all acreage and production 100% operated, and substantially all acreage held by production (“HBP”).

Also on August 31, 2018, the Company closed the transactions under the August 1, 2018 Stock Purchase Agreement with Hunter Oil Production Corp. (“Hunter Oil”), and acquired all the stock of RAOC and EOR (the “Acquired Companies”) for net cash paid of $500,000 (an aggregate purchase price of $2,816,000, less $2,316,000 in restricted cash which the Acquired Companies are required to maintain as of the closing date). The Stock Purchase Agreement contains customary representations and warranties of the parties, post-closing adjustments, and indemnification requirements requiring Hunter Oil to indemnify us for certain items.

The following table summarizes the allocation of the purchase price to the net assets acquired (in thousands):

Purchase price at September 1, 2018
Cash paid	$20,816
Contingent consideration	500
Total consideration paid	$ 21,316

Fair value of net assets acquired at September 1, 2018
Restricted cash for bonds	$2,316
Oil and gas properties, subject to amortization	21,012
Total assets	23,328

Asset retirement obligations	2,012
Total liabilities	2,012
Net assets acquired	$ 21,316

The following table presents the Company’s supplemental consolidated pro forma total revenues, lease operating costs, net income (loss) and net income (loss) per common share as if the acquisition of the New Mexico assets had occurred on January 1, 2018 (in thousands except for share and per share amounts):

	For the Nine Months Ended September 30, 2018
	PEDEVCO	NM Asset Acquisition (1)	Combined
Revenue	$2,801	$1,222	$4,023
Lease operating costs	$(1,665)	$(931)	$(2,596)
Net income (loss)	$59,323	$(1,481)	$57,842
Net income (loss) per common share (diluted)	$5.97	$(0.15)	$5.82

(1)	Amounts are based on Company estimates.

Acquisition of Condor Properties from MIE Jurassic Energy Corporation

On August 1, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Membership Purchase Agreement”) with MIE Jurassic Energy Corporation (“MIEJ”) to acquire 100% of the outstanding membership interests of Condor from MIEJ in exchange for cash paid of $537,000. Condor owns approximately 2,340 net leasehold acres, 100% HBP, located in Weld and Morgan Counties, Colorado, with four operated, producing wells.

The following table summarizes the allocation of the purchase price to the net assets acquired (in thousands):

Purchase price at August 1, 2018
Cash paid	$537

Fair value of net assets acquired at August 1, 2018
Cash	$2
Accounts receivable – oil and gas	59
Other current assets	39
Oil and gas properties, subject to amortization	742
Bonds	105
Total assets	947

Current liabilities	361
Asset retirement obligations	49
Total liabilities	410
Final Purchase price	$537

NOTE 6 – ACCOUNTS RECEIVABLE

On November 19, 2015, the Company entered into a Letter Agreement with certain parties including Dome Energy AB and a subsidiary thereto (together, “Dome Energy”), pursuant to which Dome Energy agreed to acquire the Company’s interests in eight wells and fully fund the Company’s proportionate share of all the corresponding working interest owner expenses with respect to these eight wells. The Company assigned its interests in these wells to Dome Energy effective November 18, 2015, and Dome Energy assumed all amounts owed for the drilling and completion costs corresponding to these interests acquired from the Company. As part of this transaction, Dome Energy also agreed to pay an additional $250,000 to the Company in the event a prior anticipated merger with Dome Energy (which transaction was subsequently abandoned by the parties) was not consummated. In connection with the assignment of these well interests, Dome Energy issued a contingent promissory note to the Company, dated November 19, 2015 (the “Dome Promissory Note”), with a principal amount of $250,000, which was due to mature on December 29, 2015, upon the termination of the anticipated merger with Dome Energy.

On March 24, 2015, Red Hawk and Dome Energy entered into a Service Agreement, pursuant to which Red Hawk agreed to provide certain human resource and accounting services to Dome Energy, of which $156,000 remained due and payable by Dome Energy to Red Hawk as of December 31, 2015. On March 29, 2016, the Company entered into a Settlement Agreement with Dome Energy and certain of its affiliated entities, pursuant to which the Company and Dome Energy agreed to terminate and cancel the Service Agreement and settle a number of outstanding matters, with Dome Energy agreeing to pay to Red Hawk $50,000 on May 2, 2016, in full satisfaction of the amounts due under the Service Agreement, with all remaining amounts owed forgiven by Red Hawk. As of December 31, 2015, the receivable due from Dome Energy totaled $406,000. During the year ended December 31, 2016, the net receivable created by the Dome Promissory Note was reduced to $25,000 by (i) the collection of the $250,000 as described above, (ii) forgiveness by the Company of $106,000 due from Dome Energy pursuant to the Settlement Agreement, and (iii) the recording of an allowance of $25,000 as a doubtful account (which was recognized as bad debt expense in selling, general and administrative expense on the Company’s income statement). As of December 31, 2016, the $50,000 was still due from Dome to Red Hawk as a part of the Settlement Agreement. The Company recorded an allowance for doubtful accounts as of December 31, 2016 of $25,000 related to this outstanding amount, as $25,000 of the $50,000 was collected in early 2017. During the three months ended March 31, 2017, the net receivable created by the Dome Promissory Note was equal to $25,000 due to (i) the collection of the $25,000 in January 2017, and (ii) the reversal of the allowance of $25,000 as a doubtful account (and credited to bad debt expense in selling, general and administrative expense on the Company’s income statement) due to the collection in April 2017 of the final $25,000 that had been due (the Company had no allowance for doubtful accounts as of March 31, 2017). As of December 31, 2017 and September 30, 2018, the net receivable created by the Dome Promissory Note was $-0-.

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

In February 2015, the Company expanded its D-J Basin position through the acquisition of acreage from Golden Globe Energy (US), LLC (“GGE”) (the “GGE Acquisition” and the “GGE Acquired Assets”). In connection with the GGE Acquisition, on February 23, 2015, the Company provided GGE an option to acquire its interest in Caspian Energy for $100,000 payable upon exercise of the option (which expires on the same date as the RJC Subordinated Note, as defined below) recorded in prepaid expenses and other current assets. As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at December 31, 2015 was $100,000. The $100,000 option is classified as part of other current assets as of September 30, 2018 and December 31, 2017.

NOTE 8 – NOTES PAYABLE

Debt Restructuring

On June 26, 2018, the Company borrowed $7.7 million from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director, under a Promissory Note dated June 25, 2018, in the amount of $7.7 million (the “SK Energy Note”), the terms of which are discussed below.

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

The result of the above transactions was a net reduction of liabilities of approximately $70,728,000 that were removed from the Company’s balance sheet as of June 25, 2018. For the nine months ended September 30, 2018, a gain on the settlement of all of these debts in the amount of $70,309,000 was recorded ($70,631,000, net of the expense related to the issuance of warrants to certain of the Tranche A Note holders with an estimated fair value of $322,000 based on the Black-Scholes option pricing model). See the table below for a summary (amounts in thousands).

Debt and accrued interest retired as part of debt restructuring	$78,331
New debt recorded under troubled debt restructuring	(7,700)
Expense for issuance of warrants	(322)
Net gain on troubled debt restructuring	$70,309

The three-year promissory note of $7.7 million in principal with an 8% annual interest rate was recorded at $7,700,000 (and shown on the balance sheet as Note Payable – Related Party), net of debt discount from the issuance of 600,000 shares of common stock (as described below) with a fair value of $185,000 based on the market price at the issuance date. The Company accounted for the debt reduction as a troubled debt restructuring as the debt balance, which the Company did not currently have the funds to repay, was now to be classified as current due to the principal and accumulated interest being due in May 2019. It is probable that the Company would have been in payment default in the foreseeable future without this restructuring modification. As indicated in previous SEC financial filings, the Company had indicated that there was doubt before the restructuring as to whether the Company would be able to continue to operate as a going concern. In recognition of this, the creditors granted a concession on the debt balance that was paid and considered payment in full on June 25, 2018. The warrants were issued as an inducement for the previous creditors to cancel a significant portion of the debt and were an integral part of this troubled debt restructuring and therefore were included as a reduction to the gain recognized on the restructuring.

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

2016 Senior Note Restructuring

On May 12, 2016 (the “Closing Date”), the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”), with existing lenders SHIP, BRe BCLIC Sub, BRe WINIC 2013 LTC Primary, BRe WNIC 2013 LTC Sub, Heartland Bank (assigned to CadleRock IV, LLC in March 2018), and RJC, and new lenders BHLN-Pedco Corp. (“BHLN”) and BBLN-Pedco Corp. (“BBLN,” and together with BHLN and RJC, the “Tranche A Investors”) (the investors in the Tranche B Notes (defined below) and the Tranche A Investors, collectively, the “Lenders”), and the Agent, as agent for the Lenders. The Amended NPA amended and restated the Senior Notes held by the Investors, and the Company issued new Senior Secured Promissory Notes to each of the Investors (collectively, the “Tranche B Notes”) in a transaction that qualified as a troubled debt restructuring. RJC is also a party to the RJC Subordinated Note (discussed below under Notes Payable - Subordinated Note Payable Assumed).

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

All debt discount amounts were amortized using the effective interest rate method. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of September 30, 2018 was $-0-. As of June 25, 2018 and December 31, 2017, the remaining unamortized debt discount was $2,359,000 and $3,751,000, respectively. Amortization of debt discount and total interest expense for the notes (New Senior Notes – Tranche A and Tranche B Notes and the Junior Notes) was $1,391,000 and $4,732,000, respectively, for the nine months ended September 30, 2018 and $2,434,000 and $5,025,000, respectively, for the nine months ended September 30, 2017.

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

The unamortized debt premium on the Convertible Bridge Notes as of June 25, 2018 and December 31, 2017, was $113,000. The gain recorded in June 2018 on the settlement of the bridge note debt was $775,000 and $-0-, respectively.

The interest expense related to these notes for the three and nine months ended September 30, 2018 and 2017 was $-0- compared to $15,000, and $27,000 compared to $43,000, respectively.

MIE Jurassic Energy Corporation

On February 14, 2013, PEDCO entered into a Secured Subordinated Promissory Note with MIEJ (as amended from time to time, the “MIEJ Note”).

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

The interest expense related to this note for the three and nine months ended September 30, 2018 and 2017 was $-0-compared to $123,000 and $241,000 compared to $369,000, respectively, with the total cumulative interest equal to $1,718,000 through June 25, 2018 and September 30, 2018.

Subordinated Note Payable Assumed

In 2015, the Company assumed approximately $8.35 million of subordinated note payable from GGE in the acquisition of the GGE Acquired Assets (the “RJC Subordinated Note”). The amount outstanding on the RJC Subordinated Note as of June 25, 2018 and December 31, 2017 was $12,173,000 and $11,483,000, respectively. The lender under the RJC Subordinated Note is RJC, which is one of the lenders under the Senior Notes and is an affiliate of GGE.

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

New Interest on Existing SK Energy Note

As described in greater detail above under “Note 8 – Notes Payable – Debt Restructuring”, on June 26, 2018, the Company borrowed $7.7 million from SK Energy under the SK Energy Note.

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

The amount of interest deferred under the SK Energy Note as of September 30, 2018 and December 31, 2017 equaled $167,000 and $-0-, respectively, and is accounted for on the balance sheet under short-term accrued expenses - related party. As described below in Note 14, on October 25, 2018, we converted $167,000 of accrued interest on the SK Energy Note into 75,118 shares of common stock.

All debt discount amounts were amortized using the effective interest rate method. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of September 30, 2018 and December 31, 2017 was $173,000 and $-0-, respectively. Amortization of debt discount and total interest expense for the SK Energy Note was $12,000 and $167,000, respectively, for the three and nine months ended September 30, 2018 and $-0- and $-0-, respectively, for the three and nine months ended September 30, 2017.

Issuance of New Debt

On August 1, 2018, the Company received total proceeds of $23,600,000 from the sale of multiple Convertible Promissory Notes (the “Convertible Notes”). A total of $22,000,000 in Convertible Notes were purchased by SK Energy; $200,000 in Convertible Notes were purchased by an executive officer of SK Energy; $500,000 in Convertible Notes were purchased by a trust affiliated with John J. Scelfo, a director of the Company; $500,000 in Convertible Notes were purchased by an entity affiliated with Ivar Siem, our director, and J. Douglas Schick, President of the Company; $200,000 in Convertible Notes was purchased by H. Douglas Evans (who became a Director and related party on September 27, 2018); and $200,000 in Convertible Notes were purchased by an unaffiliated party. The $23,600,000 is accounted for on the balance sheet as $23,200,000 of subordinated notes payable – related party and $400,000 as subordinated notes, as these notes are subordinated to the original SK Energy Note issued in June 2018.

The Convertible Notes accrue interest monthly at 8.5% per annum, which interest is payable on the maturity date unless otherwise converted into our common stock as described below. The accrued interest expense related to these notes for the three and nine months ended September 30, 2018 was $316,000, and $-0- for the three and nine month ended September 30, 2017. The accrued interest is accounted for on the balance sheet as of September 30, 2018 as $310,000 of accrued interest – related party and $6,000 of accrued interest.

The Convertible Notes and all accrued interest thereon are convertible into shares of our common stock, from time to time after August 29, 2018, at the option of the holders thereof, at a conversion price equal to the greater of (x) $0.10 above the greater of the book value of the Company’s common stock and the closing sales price of the Company’s common stock on the date the Convertible Notes were entered into (the “Book/Market Price”) (which was $2.03 per share); (y) $1.63 per share; and (z) the VWAP Price, defined as the volume weighted average price (calculated by aggregate trading value on each trading day) of the Company’s common stock for 20 trading days.

The conversion of the SK Energy Convertible Note is subject to a 49.9% conversion limitation (for so long as SK Energy or any of its affiliates holds such note), which prevents the conversion of any portion thereof into common stock of the Company if such conversion would result in SK Energy beneficially owning (as such term is defined in the Securities Exchange Act of 1934, as amended) (“Beneficially Owning”) more than 49.9% of the Company’s outstanding shares of common stock.

The conversion of the other Convertible Notes is subject to a 4.99% conversion limitation, at any time such note is Beneficially Owned by any party other than (i) SK Energy or any of its affiliates (which is subject to the separate conversion limitation described above); (ii) any officer of the Company; (iii) any director of the Company; or (iv) any person which at the time of obtaining Beneficial Ownership of the Convertible Note beneficially owns more than 9.99% of the Company’s outstanding common stock or voting stock (collectively (ii) through (iv), “Borrower Affiliates ”). The Convertible Notes are not subject to a conversion limitation at any time they are owned or held by Borrower Affiliates.

The Convertible Notes are due and payable on August 1, 2021, but may be prepaid at any time, without penalty. The Convertible Notes contain standard and customary events of default and upon the occurrence of an event of default the amount owed under the Convertible Notes accrues interest at 10% per annum.

The terms of the Convertible Notes may be amended or waived and such amendment or waiver shall be applicable to all of the Convertible Notes with the written consent of Convertible Note holders holding at least a majority in interest of the then aggregate dollar value of Convertible Notes outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Lease

In June 2018, the Company entered into a third lease addendum to the original lease agreement signed in July 2012, the first lease addendum signed in May 2016, and the second lease addendum signed in July 2017, as amended, which extends the term of the lease by an additional year, now ending in July 2019, for office space located in Danville, California. The total current obligation for the remainder of this lease extension through July 2019 is $48,000.

In June 2018, the Company assumed the lease for its corporate office space located in Houston, Texas from American Resources, Inc., an entity owned and controlled by Ivar Siem, a director of the Company, and J. Douglas Schick, the Company’s President. The term of the lease ends on August 31, 2019, and the obligation for the remainder of this lease is $122,000.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 7 net acres are due to expire during the three months remaining in 2018 (1,354 net acres did expire during the nine months ended September 30, 2018), 125 net acres expire in 2019, and 329 net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin (the assets acquired on September 1, 2018), no net acres are due to expire during the three months remaining in 2018 (no net acres expired during the nine months ended September 30, 2018), no net acres expire in 2019, and 2,886 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. As of September 30, 2018, the Company had fully impaired its unproved leasehold costs based on management’s revised re-leasing program.

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

NOTE 10 – SHAREHOLDERS’ EQUITY (DEFICIT)

PREFERRED STOCK

At September 30, 2018, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A” preferred stock.

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

On July 3, 2018, SK Energy converted all of its 66,625 outstanding shares of Series A Convertible Preferred Stock into 6,662,500 shares of the Company’s common stock.

As of September 30, 2018 and December 31, 2017, there were -0- and 66,625 shares of the Company’s Series A Convertible Preferred Stock outstanding, respectively.

COMMON STOCK

At September 30, 2018, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the nine months ended September 30 30, 2018, the Company issued shares of common stock and restricted common stock as follows: 600,000 shares of common stock issued to SK Energy with a fair value of $185,000 based on the market price on the date of issuance, 80,000 shares of restricted stock were issued to the CEO with a fair value of $27,000 based on the market price on the date of issuance, and 30,848 shares were issued to employees for the cashless exercise of options. The 80,000 shares of restricted stock were issued in consideration for Mr. Ingriselli rejoining the Company as its President and Chief Executive Officer in May 2018, with 60,000 shares vesting on December 1, 2018 and 20,000 of the shares vesting on March 1, 2019, subject to his continued service as an employee or consultant of the Company on such vesting dates.

In addition, during the nine months ended September 30, 2018, SK Energy converted all of its 66,625 outstanding shares of Series A Convertible Preferred Stock into 6,662,500 shares of the Company’s common stock.

Also, restricted stock awards were granted to Messrs. Frank C. Ingriselli (then President) and Clark R. Moore (Executive Vice President, General Counsel and Secretary) of 60,000 and 50,000 shares, respectively, under the Company’s Amended and Restated 2012 Equity Incentive Plan during the nine months ended September 30, 2018. The restricted stock awards vest as follows: 100% on the six (6) month anniversary of the grant date. These shares have a total fair value of $164,000 based on the market price on the issuance date. Subsequent restricted stock awards were granted to one employee and two Directors for a total 90,000 shares, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grants for a total of 40,000 of the restricted stock awards vest as follows: 100% on the one year anniversary of the grant date. These shares have a total fair value of $88,000 based on the market price on the issuance date. The grant for 50,000 shares of restricted stock vest as follows: 50% on the one year anniversary of the grant date and 50% on the second year anniversary of the grant date. These shares have a total fair value of $109,000 based on the market price on the issuance date. In each case above the restricted shares are subject to the recipient of the shares being an employee of or consultant to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement, as applicable, entered into by and between the Company and the recipient. In addition, 65,017 shares were issued to an employee for the cashless exercise of options, and 192,208 shares were issued for the cashless exercise of warrants.

As of September 30, 2018, there were 15,109,327 shares of common stock outstanding.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three and nine months ended September 30, 2018 and 2017 was $161,000 compared to $73,000, and $475,000 compared to $535,000, respectively. The remaining unamortized stock-based compensation expense at September 30, 2018 related to restricted stock was $321,000.

The calculation of earnings (loss) per share for the three and nine months ended September 30, 2018 and 2017 were as follows (amounts in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Numerator:	2018	2017	2018	2017
Net income (loss)	$(2,733)	$(4,605)	$59,323	$(13,091)

Effect of common stock equivalents	-	-	-	-
Net income (loss) adjusted for common stock equivalents	$(2,733)	$(4,605)	$59,323	$(13,091)

Denominator:
Weighted average – basic	14,747,952	6,074,294	9,822,007	5,753,827

Earnings (loss) per share – basic	(0.19)	(0.76)	6.04	(2.28)

Dilutive effect of common stock equivalents:
Options	269,392	-	120,576	-
Preferred Stock	-	-	-	-

Denominator:
Weighted average shares – diluted	15,017,344	6,074,294	9,942,583	5,753,827

Earnings per share – diluted	(0.18)	(0.76)	5.97	(2.28)

NOTE 11 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Prior to June 2005, the Company was known as Blast Energy Services, Inc. (“Blast”). Under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan, options to acquire 298 and 343 shares of common stock were granted and remained outstanding and exercisable as of September 30, 2018 and December 31, 2017, respectively. No new options were issued under these plans in 2018 or 2017.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016, December 28, 2017 and September 27, 2018 to increase by 500,000, 300,000, 500,000, 1,500,000, and 3,000,000 (to 6,000,000 currently), respectively, the number of shares of common stock reserved for issuance under the 2012 Incentive Plan.

A total of 6,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of September 30, 2018 and December 31, 2017, of which 2,576,130 shares have been issued as restricted stock, 718,250 shares are subject to issuance upon exercise of issued and outstanding options, and 2,705,620 shares remain available for future issuance as of September 30, 2018.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of September 30, 2018 and December 31, 2017, options to purchase an aggregate of 31,015 shares of the Company’s common stock and 66,625 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

The Company granted options to purchase 220,000 shares of common stock during the nine-month period ended September 30, 2018.

During the three and nine months ended September 30, 2018 and 2017, the Company recognized stock option expense of $56,000 compared to $7,000 and $91,000 compared to $62,000, respectively. The remaining amount of unamortized stock options expense at September 30, 2018, was $373,000.

The intrinsic value of outstanding options and exercisable options at September 30, 2018 was $321,000 and $174,000, respectively.

The intrinsic value of outstanding options and exercisable options at December 31, 2017 was $-0- and $-0-, respectively.

Option activity during the nine months ended September 30, 2018 was:

			Weighted
			Average
		Weighted	Remaining
		Average	Contract
	Number of	Exercise	Term
	Shares	Price	(# years)
Outstanding at January 1, 2018	743,727	$3.45	3.8
Granted	220,000	2.19	-
Exercised	(120,000)	0.44	-
Forfeited and cancelled	(3,495)	45.67	-

Outstanding at September 30, 2018	840,232	$3.46	3.4

Exercisable at September 30, 2018	545,232	$4.41	2.7

Warrants

During the nine months ended September 30, 2018, the Company granted warrants to certain of the Junior Noteholders to purchase an aggregate of 1,448,472 shares of common stock. These warrants have a term of three years, an exercise price of $0.322, and the estimated fair value of $322,000 was based on the Black-Scholes option pricing model. These warrants were all granted during the three months ended June 30, 2018.

During the nine months ended September 30, 2018 and 2017, the Company recognized warrant expense (included in the net gain for the debt restructuring) of $322,000 and $-0-. This warrant expense was all incurred during the three months ended June 30, 2018. The remaining amount of unrecognized warrant expense at September 30, 2018 was $-0-.

During the nine months ended September 30, 2018, 192,208 shares were issued for the exercise of warrants (in exchange for cash received of $64,000), 165,017 warrants expired and 1,105,935 were cancelled and re-purchased at a total price of $1,095,000.

The intrinsic value of outstanding as well as exercisable warrants at September 30, 2018 and December 31, 2017 was $284,000 and $-0-, respectively.

Warrant activity during the nine months ended September 30, 2018 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2018	1,231,373	$7.44	1.4
Granted	1,448,472	0.32	-
Exercised	(192,208)	0.32	-
Forfeited and cancelled	(1,270,952)	1.44	-

Outstanding at September 30, 2018	1,216,685	$6.36	1.0

Exercisable at September 30, 2018	1,216,685	$6.36	1.0

NOTE 12 – RELATED PARTY TRANSACTIONS

See Note 8 above for further discussion of the debt restructuring on June 25, 2018, the Promissory Note dated June 25, 2018 with SK Energy in the amount of $7.7 million, and the Debt Repayment Agreements with various previous debt holders including the previous debt held by GGE, which was retired effective on June 25, 2018. As part of these transactions, SK Energy entered into a Stock Purchase Agreement with GGE, the holder of the Company’s then outstanding 66,625 shares of Series A Convertible Preferred Stock (convertible pursuant to their terms into 6,662,500 shares of the Company’s common stock – approximately 47.6% of the Company’s then outstanding shares post-conversion), pursuant to which on June 25, 2018, SK Energy purchased, for $100,000, all of the Series A Convertible Preferred Stock.

As a result of the transactions discussed above and the Notes above, as of September 30, 2018, SK Energy is now a related party while GGE is no longer a related party as of September 30, 2018. This is based on the 66,625 shares of the Company’s Series A Convertible Preferred Stock owned by SK Energy as of June 30, 2018, which were subsequently converted into shares of the Company’s common stock on a 100:1 basis, and the termination, effective June 25, 2018, of GGE’s right to appoint up to two representatives to the Company’s Board of Directors.

The following table reflects the related party amounts for GGE included in the December 31, 2017 balance sheet and the related party amounts for SK Energy, Directors and Officers included in the September 30, 2018 balance sheet (in thousands):

	As of September 30, 2018	As of December 31, 2017
Short-term accrued expenses	167	-
Long-term accrued expenses	$310	$1,733
Long-term secured notes payable, net of discount of $-0- and $1,148, respectively	-	15,930
Long-term secured notes payable – subordinated	-	11,483
Long-term notes payable – subordinated	23,200	-
Long-term notes payable, net of discount of $173 and $-0-, respectively	7,527	-
Total related party liabilities	$31,204	$29,146

NOTE 13 – INCOME TAXES

Due to the Company’s cumulative net losses, there was no provision for income taxes for the nine months ended September 30, 2018 and 2017.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 34% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $18,589,000 and a corresponding reduction in the valuation allowance as of December 31, 2017. The following table reconciles the U.S. federal statutory income tax rate in effect for the nine months ended September 30, 2018 and 2017 and the Company’s effective tax rate (amounts in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

U.S. federal statutory income tax	$12,458	$(4,451)
State and local income tax, net of benefits	3,939	(606)
Amortization of debt discount	385	940
Gain on debt restructuring	(19,433)	-
Officer life insurance and D&O insurance	24	23
Stock-based compensation	157	230
Tax rate changes and other	-	-
Change in valuation allowance for deferred income tax assets	2,470	3,864
Effective income tax rate	$-	$-

Deferred income tax assets as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

Deferred Tax Assets	September 30, 2018	December 31, 2017
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$4,198	$3,649
Net operating loss – federal taxes	31,782	30,322
Net operating loss – state taxes	5,859	5,398
Total deferred tax asset	41,839	39,369

Less valuation allowance	(41,839)	(39,369)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at September 30, 2018. The net change in the total valuation allowance from December 31, 2017 to September 30, 2018, was an increase of $2,470,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2018, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor were there any interest expense or penalties recognized during the period from February 9, 2011 (Inception) through September 30, 2018.

As of September 30, 2018, the Company had net operating loss carryforwards (“NOLs”) of approximately $101,420,000, plus $49,922,000 subject to limitations, for federal and state tax purposes. If not utilized, these losses will begin to expire beginning in 2033 and 2023, respectively, for both federal and state purposes.

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

NOTE 14 – SUBSEQUENT EVENTS

On October 25, 2018, the Company borrowed an additional $7.0 million from SK Energy, through the issuance of a convertible promissory note in the amount of $7.0 million (the “October 2018 Convertible Note”). The October 2018 Convertible Note accrues interest monthly at 8.5% per annum, which is payable on the maturity date, unless otherwise converted into shares of the Company’s common stock as described below. The October 2018 Convertible Note and all accrued interest thereon are convertible into shares of the Company’s common stock, at the option of the holder thereof, at a conversion price equal to $1.79 per share. Further, the conversion of the October 2018 Convertible Note is subject to a 49.9% conversion limitation which prevents the conversion of any portion thereof into common stock of the Company if such conversion would result in SK Energy or any of its affiliates beneficially owning more than 49.9% of the Company’s outstanding shares of common stock. The October 2018 Convertible Note is due and payable on October 25, 2021, but may be prepaid at any time without penalty.

Also on October 25, 2018, the Company and SK Energy agreed to convert an aggregate of $167,000 of interest accrued under the SK Energy Note (see Note 8) from its effective date through September 30, 2018 into 75,118 shares of the Company’s common stock, based on a conversion price equal to $2.18, pursuant to the conversion terms of the SK Energy Note.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2018, above.

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

General Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  As of September 30, 2018, we held approximately 23,441 net Permian Basin acres located in Chavez and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 11,957 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of September 30, 2018, we held interests in 337 gross (337 net) wells in our Permian Basin Asset of which 60 are active producers and 16 are active injectors, all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 68 gross (21.3 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 28 gross (5.12 net) wells are non-operated, and 22 wells have an after-payout interest.

We have listed below the total production volumes and total revenue net to the Company for the three and nine months ended September 30, 2018 and 2017 attributable to our D-J Basin and Permian Basin Assets.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Oil volume (BBL)	18,870	13,657
Gas volume (MCF)	25,858	29,810
NGL volume (MCF)	14,551	113,886
Volume equivalent (BOE) (1)	25,605	37,606
Revenue (000’s)	$1,259	$744

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Oil volume (BBL)	41,132	39,879
Gas volume (MCF)	62,273	84,989
NGL volume (MCF)	34,850	153781
Volume equivalent (BOE) (1)	57,319	79,674
Revenue (000’s)	$2,801	$2,290

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Restructuring and Management Change

Prior to June 2018, the Company focused primarily on development of the unconventional shale formations within the D-J Basin. The Company attempted to organically develop and aggregate oil and gas properties through the energy industry downturn in 2016, in the process accumulating $73.4 million in debt as of June 25, 2018.

On June 26, 2018, the Company secured a strategic investment from SK Energy LLC (“SK Energy”), which is owned and controlled by Dr. Simon Kukes, the Chief Executive Officer, and a director of the Company, amounting to a $7.7 million convertible note investment (the “June 2018 Convertible Note”), which proceeds were applied to the repayment and full satisfaction of approximately $73.4 million in Company debt (as described above in Note 8 to the consolidated unaudited financial statements), and which transaction also included the separate, individually negotiated, $100,000 acquisition by SK Energy, from a third party, of all the outstanding shares of Company Series A Convertible Preferred Stock (66,625 shares of preferred stock convertible into 47.6% of the Company’s then-outstanding shares of common stock post-conversion)(collectively referred to as the “Restructuring”).

Shortly after the Restructuring, the Company also reconstituted its Board of Directors and senior management team, replacing the former Board and senior management with seasoned oil and gas industry experts (the “Management Change”). Our management team is now headed by our Chief Executive Officer, Dr. Simon Kukes, who was formerly the CEO at Samara-Nafta, a Russian oil company partnering with Hess Corporation, President and CEO of Tyumen Oil Company, and Chairman of Yukos Oil. Joining Dr. Kukes is our new President, J. Douglas Schick, who has over 20 years of experience in the oil and gas industry, having co-founded American Resources, Inc., and formerly serving in executive, management and operational planning, strategy and finance roles at Highland Oil and Gas, Mariner Energy, Inc., The Houston Exploration Co., ConocoPhillips and Shell Oil Company.

Our Board of Directors is now headed by our Chairman, John J. Scelfo, who brings nearly 40 years of experience in oil and gas management, finance and accounting, and who served in numerous executive-level capacities at Hess Corporation, including as Senior Vice President, Finance and Corporate Development, Chief Financial Officer, Worldwide Exploration & Production, and as a member of Hess’ eight-member Executive Committee. In addition, our Board includes Ivar Siem, who brings broad experience from both the upstream and the service segments of the oil and gas industry, including serving as Chairman of Blue Dolphin Energy Company (OTCQX: BDCO), as Chairman and interim CEO of DI Industries/Grey Wolf Drilling, as Chairman and CEO of Seateam Technology ASA, and in various executive roles at multiple other E&P and oil field service companies. Furthermore, our Board includes H. Douglas Evans, who brings over 40 years of experience in executive management positions with Gulf Interstate Engineering Company, one of the world's top pipeline design and engineering firms, including as its current Chairman and previously its President and Chief Executive Officer, and who is a past President and current Board member of the International Pipe Line and Offshore Contractors Association, current Chairman of its Strategy Committee, and an active member of the Pipeline Contractors Association.

The result of the Restructuring and Management Change was a simplified balance sheet, a significant reduction in indebtedness, and a new management team and a Board of Directors with a new corporate and enhanced operational focus.

Transformation

Following the Restructuring, the newly installed management team immediately engaged in the process of evaluating several acquisitions that would enable a shift in our overall business strategy to focus on assets with the following characteristics:

o
Long-lived, conventional oil and gas properties
o
Tighter conventional reservoirs with marginal vertical recovery, ideal for horizontal development
o
Permeability and rock properties significantly better than shale plays
o
Minimal to no application of modern drilling and completion techniques and technologies
o
Existing equipment, facilities and available access to infrastructure
o
Large contiguous acreage positions

In connection therewith, the Company undertook the below transactions in August 2018:

Acquisition of Permian Basin Assets

On August 31, 2018, the Company closed the acquisition of the Permian Basin Asset in New Mexico from Hunter Oil Company for a purchase price of $21,316,000. The purchase price included $20,816,000 paid in cash and $500,000 which is to be held back to provide for potential indemnification of PEDCO, with one-half ($250,000) to be released to Seller 90 days after closing and the balance ($250,000) to be released 180 days after closing, The purchase price included $18,500,000 for all production, associated assets and acreages, $500,000 for the operating entities and associated inventory, and $2,316,000 of restricted cash held in the operating companies for bonding with the State of New Mexico. These properties had previously been evaluated by the new management team and fit the Company’s new corporate focus. Both the Milnesand and Chaveroo fields in the Permian Basin Asset are legacy oil fields having produced to date 48 million barrels of oil equivalent from the San Andres formation, via 40 acre vertical well spacing. The Company believes that by applying horizontal drilling to the Permian Basin Asset, downspacing to 20 acres can be achieved at a lower cost, with significantly better recoveries than continued vertical drilling.

The following table summarizes the allocation of the purchase price to the net assets acquired (in thousands):

To finance this acquisition, the Company sold $23.6 million of convertible debt with a conversion price of $2.13 per share (the “August 2018 Convertible Notes,” as described further below in “Recent Developments”). SK Energy purchased $22.0 million of the convertible notes.

Acquisition of Additional D-J Basin Assets

The Company also acquired additional D-J Basin Assets consisting of four operated wells and 2,340 net acres held by production in the D-J Basin which added to the Company’s then-current position. This consolidation of ownership in existing acreage within the D-J Basin provides for a more focused development plan related to these assets.

Strategy

We believe that horizontal development and exploitation of conventional assets in the Permian Basin and development of the Wattenberg and Wattenberg Extension in the D-J Basin represent among the most economic oil and natural gas plays in the U.S. We plan to optimize our existing assets and opportunistically seek additional acreage proximate to our currently held core acreage, as well as other attractive onshore U.S. oil and gas assets that fit our acquisition criteria, that Company management believes can be developed using our technical and operating expertise, and be accretive to shareholder value.

Specifically, we seek to increase shareholder value through the following strategies:

●
Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the Permian Basin and select opportunities in the D-J Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves. We have identified over 150 gross drilling locations across our Permian Basin acreage based on 20-acre spacing. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.
●
Apply modern drilling and completion techniques and technologies. We own and intend to own additional properties that have been historically underdeveloped and underexploited. We believe our competitive advantage and attention to detail through innovation propels us to apply the latest industry advances in horizontal drilling, completions design, frac intensity and locally optimal frac fluids to fully develop our properties.
●
Optimization of well density and configuration. We own properties that are legacy conventional oil fields characterized by widespread vertical development and geological well control. We utilize the extensive petrophysical and production data of such legacy properties to confirm optimal well spacing and configuration using modern reservoir evaluation methodologies.
●
Maintain a high degree of operational control. We believe that by retaining high operational control, we can efficiently manage the timing and amount of our capital expenditures and operating costs, and thus key in on the optimal drilling and completions strategies, which we believe will generate higher recoveries and greater rates of return per well.
●
Leverage extensive deal flow, technical and operational experience to evaluate and execute accretive acquisition opportunities. Our management and technical teams have an extensive track record of forming and building oil and gas businesses. We also have significant expertise in successfully sourcing, evaluating and executing acquisition opportunities. We believe our understanding of the geology, geophysics and reservoir properties of potential acquisition targets will allow us to identify and acquire highly prospective acreage in order to grow our reserve base and maximize stockholder value.
●
Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile that will provide us flexibility across various commodity and market cycles. We intend to leverage capital available from our strategic partners, and access to the public equity markets, to continuously fund development and operations.

The Company’s strategy is to be the operator, directly or through its subsidiaries and joint ventures, in the majority of its acreage so the Company can dictate the pace of development in order to execute its business plan. The majority of the Company’s capital expenditure budget through 2019 will be focused on the development of its Permian Basin Asset, with a secondary focus on development of its D-J Basin Asset.

Recent Developments

August 2018 Convertible Notes

As described above in Note 8 to the consolidated financial statements included herein, on August 1, 2018, we raised $23,600,000 through the sale of $23,600,000 in Convertible Promissory Notes (the “August 2018 Convertible Notes”). A total of $22,000,000 in August 2018 Convertible Notes was purchased by SK Energy; $200,000 in August 2018 Convertible Notes was purchased by an executive officer of SK Energy; $500,000 in August 2018 Convertible Notes was purchased by a trust affiliated with John J. Scelfo, a director of the Company; $500,000 in August 2018 Convertible Notes was purchased by an entity affiliated with Ivar Siem, our director, and J. Douglas Schick, who was appointed as the President of the Company on August 1, 2018; $200,000 in August 2018 Convertible Notes was purchased by H. Douglas Evans (who became a Director and related party on September 27, 2018); and $200,000 in August 2018 Convertible Notes were purchased by an unaffiliated party. The August 2018 Convertible Notes mature on August 1, 2021, may be prepaid at any time without penalty, and accrue interest monthly at 8.5% per annum, which interest is payable on the maturity date unless otherwise converted into our common stock. The August 2018 Convertible Notes and all accrued interest thereon are convertible into shares of our common stock, from time to time at the option of the holders thereof, at a conversion price equal to $2.13 per share. Further, the conversion of the August 2018 Convertible Note held by SK Energy is subject to a 49.9% conversion limitation which prevents the conversion of any portion thereof into common stock of the Company if such conversion would result in SK Energy or any of its affiliates beneficially owning more than 49.9% of the Company’s outstanding shares of common stock.

Hunter Oil Purchase and Sale Agreement and Stock Purchase Agreement

On August 31, 2018, we closed the transactions contemplated by (i) a Purchase and Sale Agreement with Milnesand Minerals Inc., a Delaware corporation, Chaveroo Minerals Inc., a Delaware corporation, Ridgeway Arizona Oil Corp., an Arizona corporation (“RAOC”), and EOR Operating Company, a Texas corporation (“EOR”)(collectively “Seller”), and (ii) a Stock Purchase Agreement with Hunter Oil Production Corp. (“Hunter Oil”). Pursuant to these agreements, we (through our wholly-owned subsidiary Pacific Energy Development Corp. (“PEDCO”)) acquired (x) approximately 23,441 net leasehold acres, current operated production, and all of Seller’s leases and related rights, oil and gas and other wells, equipment, easements, contract rights, and production (effective as of September 1, 2018) for $18,500,000 (of which $500,000 is to be held back to provide for potential indemnification of PEDCO, with one-half ($250,000) to be released to Seller 90 days after closing and the balance ($250,000) to be released 180 days after closing), and (y) all of the stock of RAOC and EOR for net $500,000 (an aggregate purchase price of $2,815,636, less $2,315,636 in restricted cash which EOR and RAOC are required to maintain as of the closing date). These assets are referred to by the Company as its “Permian Basin Assets.”

Condor Acquisition

On August 1, 2018, Red Hawk Petroleum, LLC, our wholly-owned subsidiary (“Red Hawk”) entered into a Membership Interest Purchase Agreement (the “Membership Purchase Agreement”) with MIE Jurassic Energy Corporation (“MIEJ”). Pursuant to the Membership Purchase Agreement, MIEJ sold Red Hawk 100% of the outstanding membership interests of Condor Energy Technology LLC (“Condor”) in consideration for $537,000. Condor owns approximately 2,340 net leasehold acres, 100% held by production (HBP), located in Weld and Morgan Counties, Colorado, with four operated producing wells. Together with the Company’s other assets located in the D-J Basin, these assets are referred to by the Company as its “D-J Basin Assets.”

Warrant Repurchase Agreements

On August 31, 2018, we entered into warrant repurchase agreements with certain of our former note holders holding warrants exercisable for shares of the Company’s common stock at an exercise price of $0.322 per share, which former note holders received such warrants in connection with the June 2018 Restructuring described above. Pursuant to the warrant repurchase agreements, effective September 17, 2018, we repurchased and cancelled warrants exercisable for an aggregate of 1,105,935 shares of the Company’s common stock in exchange for payment of an aggregate of $1,095,000 or $0.99 per warrant share. The Company’s stock price closed at $2.04 per share on the September 17, 2018, the effective date of the warrant repurchase agreements.

October Convertible Note

On October 25, 2018, we borrowed an additional $7.0 million from SK Energy, through the issuance of a convertible promissory note in the amount of $7.0 million (the “October 2018 Convertible Note”). The October 2018 Convertible Note accrues interest monthly at 8.5% per annum, which is payable on the maturity date, unless otherwise converted into our common stock as described below. The October 2018 Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price equal to $1.79 per share. Further, the conversion of the October 2018 Convertible Note is subject to a 49.9% conversion limitation which prevents the conversion of any portion thereof into common stock of the Company if such conversion would result in SK Energy or any of its affiliates beneficially owning more than 49.9% of the Company’s outstanding shares of common stock. The October 2018 Convertible Note is due and payable on October 25, 2021, but may be prepaid at any time without penalty.

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

Comparison of the Three Months Ended September 30, 2018 with the Three Months Ended September 30, 2017

Oil and Gas Revenue. For the three months ended September 30, 2018, we generated a total of $1,259,000 in revenues from the sale of oil and gas, compared to $744,000 for the three months ended September 30, 2017. The increase of $515,000 was primarily due to an increase in oil volume as additional oil and gas properties were acquired during the three months ended September 30, 2018, resulting in an increase in production from our oil and gas assets.

Lease Operating Expenses. For the three months ended September 30, 2018, lease operating expenses associated with our oil and gas properties were $936,000, compared to $304,000 for the three months ended September 30, 2017. The increase of $632,000 was primarily due to workover expenses and somewhat higher variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production.

Selling, General and Administrative Expenses. For the three months ended September 30, 2018, selling, general and administrative (“SG&A”) expenses were $1,622,000, compared to $511,000 for the three months ended September 30, 2017. The increase of $1,111,000 was primarily due to increases in payroll, stock-based compensation expense, as well as other cost increases in various areas as shown in the table below. The increases are primarily due to the hiring of additional personnel and expenses associated with two acquisitions. The components of SG&A expenses for the three months ended September 30, 2018 and 2017 are summarized below (amounts in thousands):

	For the Three Months Ended
	Ended September 30,		Increase/
(in thousands)	2018	2017	(Decrease)
Payroll and related costs	$758	$259	$499
Stock-based compensation expense	217	80	137
Legal fees	176	60	116
Accounting and other professional fees	213	39	174
Insurance	70	27	43
Travel and entertainment	66	7	59
Office rent, communications and other	122	39	83
Total selling, general and administrative expenses	$1,622	$511	$1,111

Depreciation, Depletion and Amortization and Accretion (“DD&A”). For the three months ended September 30, 2018, DD&A costs were $937,000, compared to $1,299,000 for the three months ended September 30, 2017. The $362,000 decrease was primarily the result of lower total production volumes in the current period (lower gas and NGL volumes, offset by higher oil production).

Interest Expense. For the three months ended September 30, 2018, interest expense was $497,000, compared to $3,231,000 for the three months ended September 30, 2017. The decrease of $2,734,000 was due primarily to lower loan balances compared to the prior year’s period as a result of the Restructuring.

Net Income (Loss). For the three months ended September 30, 2018, net loss was $2,733,000, compared to a net loss of $4,605,000 for the three months ended September 30, 2017. The decrease in net loss of $1,872,000 was primarily due to the lower interest expense, offset somewhat by higher operating expenses, during the three months ended September 30, 2018 when compared to the prior year’s period.

Comparison of the Nine Months Ended September 30, 2018 with the Nine Months Ended September 30, 2017

Oil and Gas Revenue. For the nine months ended September 30, 2018, we generated a total of $2,801,000 in revenues from the sale of oil and gas, compared to $2,290,000 for the nine months ended September 30, 2017. The increase of $511,000 was primarily due to an increase in oil volume as additional oil and gas properties were acquired during the nine months ended September 30, 2018, resulting in an increase in production from our oil and gas assets.

Lease Operating Expenses. For the nine months ended September 30, 2018, lease operating expenses associated with our oil and gas properties were $1,665,000, compared to $1,031,000 for the nine months ended September 30, 2017. The increase of $634,000 was primarily due to workover expenses and somewhat higher variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production.

Exploration Expense. For the nine months ended September 30, 2018, exploration expense was $38,000, compared to $-0- for the nine months ended September 30, 2017. The increase of $38,000 was due to a small increase in exploration activity undertaken by the Company in the current period.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2018, SG&A expenses were $2,976,000, compared to $2,005,000 for the nine months ended September 30, 2017. The increase of $971,000 was primarily due to increases in payroll, as well as other cost increases in various areas as shown in the table below. The increases are primarily due to hiring of additional personnel and expenses associated with two acquisitions. The components of SG&A expenses for the nine months ended September 30, 2018 and 2017 are summarized below (amounts in thousands):

	For the Nine Months Ended
	September 30,		Increase/
(in thousands)	2018	2017	(Decrease)
Payroll and related costs	$1,330	$807	$523
Stock-based compensation expense	566	597	(31)
Legal fees	237	105	132
Accounting and other professional fees	354	240	114
Insurance	123	81	42
Travel and entertainment	84	9	75
Bad debt expense (recovery)	-	(25)	25
Office rent, communications and other	282	191	91
Total selling, general and administrative expenses	$2,976	$2,005	$971

Depreciation, Depletion, Amortization and Accretion. For the nine months ended September 30, 2018, DD&A costs were $2,220,000, compared to $2,852,000 for the nine months ended September 30, 2017. The $632,000 decrease was primarily the result of lower total production volumes in the current period (lower gas and NGL volumes, offset by higher oil production).

Gain on Debt Restructuring. For the nine months ended September 30, 2018, gain on debt restructuring was $70,309,000, compared to a gain of $-0- for the nine months ended September 30, 2017. The gain in 2018 was related to the debt restructuring agreements that were recorded in the nine months ended September 30, 2018 as discussed above “Restructuring and Management Change”.

Interest Expense. For the nine months ended September 30, 2018, interest expense was $6,888,000, compared to $9,489,000 for the nine months ended September 30, 2017. The decrease in interest expense of $2,601,000 was primarily due to lower average loan balances compared to the prior year’s period as a result of the Restructuring.

Net Income (Loss). For the nine months ended September 30, 2018, net income was $59,323,000, compared to a net loss of $13,091,000 for the nine months ended September 30, 2017. The increase in net income of $72,414,000 was primarily due to the one-time non-cash gain on debt restructuring recorded during the nine months ended September 30, 2018.

Liquidity and Capital Resources

The Company's future financial condition and liquidity will be impacted by, among other factors, our ability to execute our drilling program, the success of such drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects.

The Company’s strategy is to be the operator, directly or through its subsidiaries and joint ventures, in the majority of its acreage so the Company can dictate the pace of development in order to execute its business plan. The majority of the Company’s capital expenditure budget through 2019 will be focused on the development of its Permian Basin Asset, with a secondary focus on development of its D-J Basin Asset. The Permian Basin Asset development plan calls for the deployment of an estimated $45 million to $50 million in capital in order to drill and complete four initial horizontal wells in phase one of the Company’s development plan over the next 3 to 6 months, followed by phase two which contemplates the drilling and completion of up to an additional 12 horizontal wells through 2019, subject to, and based upon, the results from phase one, and in each case, available funding. The D-J Basin Asset development plan is currently under evaluation for both the Company’s operated and non-operated acreage, and is projected to require $5 million to $10 million in capital through 2019. Due to the held-by-production nature of the Company’s Permian Basin Asset, the Company believes capital can be allocated to the DJ Basin Asset if needed. The Company’s combined Permian Basin Asset and D-J Basin Asset development plan calls for a combined total 2018-2019 capital budget of $50 million to $60 million, of which $7 million was raised in October 2018 in a convertible promissory note offering. The Company expects that it will have sufficient cash available to meet its needs over the foreseeable future, which cash the Company anticipates being available from (i) the Company’s projected cash flow from operations, (ii) existing cash on hand, (iii) potential loans (which may be convertible) made available from the Company’s senior lender, SK Energy, which is owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director, which funds may not be available on favorable terms, if at all, and (iv) additional funding verbally committed by SK Energy for the full funding of the Company through 2019, to the extent funding on attractive terms is unavailable to the Company through outside sources, and subject to terms to be mutually agreed upon by the Company and SK Energy. In addition, the Company may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2018-2019 capital expenditures and/or repay or refinance a portion or all of the Company’s outstanding debt. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020.

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

Financial Summary

We had total current assets of $3.8 million as of September 30, 2018, including cash of $2.8 million, compared to total current assets of $1.4 million as of December 31, 2017, including a cash balance of $0.9 million.

We had total assets of $58.9 million as of September 30, 2018, compared to $36.4 million as of December 31, 2017. Included in total assets as of September 30, 2018 and December 31, 2017, were $54.9 million and $34.9 million, respectively, of proved oil and gas properties subject to amortization.

We had total liabilities of $36.7 million as of September 30, 2018, including current liabilities of $2.6 million, compared to total liabilities of $73.5 million as of December 31, 2017, including current liabilities of $3.4 million.

We had working capital of $1.2 million, total shareholders’ equity of $22.2 million and a total accumulated deficit of $78.8 million as of September 30, 2018, compared to negative working capital of $2.0 million, total shareholders’ deficit of $37.1 million and a total accumulated deficit of $138.1 million as of December 31, 2017.

See also the description of the Company’s accounts receivable (Note 6 to the consolidated financial statements), other current assets (Note 7), notes payable (Note 8), related party transactions (Note 12), and subsequent event (Note 14), as described in the footnotes to the Company’s consolidated financial statements included in Part I, Item 1, of this report, which are incorporated herein by reference, for more details regarding the Company’s balance sheet line items.

Cash Flows From Operating Activities. We had net cash used in operating activities of $704,000 for the nine months ended September 30, 2018, which was an increase in cash used of $486,000, compared to the prior year’s period of $218,000 due mostly to an increase in oil and gas accounts receivable offset by an increase in accrued expenses and accounts payable.

Cash Flows From Investing Activities. We had net cash used by investing activities for the nine months ended September 30, 2018 of $19,911,000, compared to none for the prior year’s period, primarily due to cash paid for the acquisition of oil and gas properties.

Cash Flows From Financing Activities. We had net cash provided by financing activities for the nine months ended September 30, 2018 of $22,474,000, compared to net cash provided of $500,000 for the prior year’s period. The cash provided in the current period consisted primarily of proceeds from notes that were issued, offset by the repayment of notes payable in connection with the Restructuring, while the cash provided for the previous period was due to proceeds realized from the sale of common stock.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this Update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Target Improvements”. The amendments in this Update also clarify which Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with Topic 842. An entity that elects the lessor practical expedient also should provide certain disclosures. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this Standard and will do so when specified by the FASB.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments in this Update affect narrow aspects of the guidance issued in the amendments in Update 2016-02 as described in the table below. The amendments in this Update related to transition do not include amendments from proposed Accounting Standards Update, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in Update 2016-02. That additional transition method will be issued as part of a forthcoming and separate Update that will result in additional amendments to transition paragraphs included in this Update to conform with the additional transition method. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this Standard and will do so when specified by the FASB.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update is to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this Update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses. Effective July 11, 2018, Frank C. Ingriselli resigned as Chief Executive Officer of the Company and was replaced by Dr. Simon Kukes on August 1, 2018, J. Douglas Schick was appointed as the President of the Company (with Mr. Ingriselli stepping down as President on the same date).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 28, 2018, as updated and supplemented by the Company in the Company’s Quarterly Report on Form 10-Q for the six-month period ended June 30, 2018, filed with the Commission on July 7, 2018 (the “Q2 2018 Quarterly Report”), except as discussed below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company.

Due to the incurrence of additional debt pursuant to those certain August 2018 Convertible Notes and the October 2018 Convertible Note, each as discussed above, the risk factors included in the Q2 2018 Quarterly Report relating to the SK Energy Note, including potential material adverse effects in the event of default thereunder and dilution upon issuance of common stock upon conversion thereof, are supplemented to include reference to the August 2018 Convertible Notes and October 2018 Convertible Note in each instance where the SK Energy Note is referenced.

The “Risk Factors” set forth below are in addition to, and/or replace and supersede, as applicable, the risk factors set forth in the Annual Report, as updated and supplemented by the Q2 2018 Quarterly Report:

Risks Related to the Oil, NGL and Natural Gas Industry and Our Business

Potential conflicts of interest could arise for certain members of our management team and Board of Directors that hold management positions with other entities and our senior lender.

Dr. Simon Kukes, our Chief Executive Officer and member of our Board of Directors, J. Douglas Schick, our President, and Clark R. Moore, our Executive Vice President, General Counsel and Secretary, hold various other management positions with privately-held companies, both within and outside of, in the oil and gas industry. In addition, Dr. Simon Kukes is the principal of SK Energy LLC, the Company’s most significant senior lender, and Mr. Schick is affiliated with one of the Company’s senior lenders holding an August 2018 Convertible Note with a principal amount of $500,000. We believe these positions require only an immaterial amount of each officers’ time and will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officers’ position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers performing services for us and these other entities.

A substantial part of our crude oil, natural gas and NGLs production is located in the Permian Basin and the D-J Basin, making us vulnerable to risks associated with operating in only two geographic areas. In addition, we have a large amount of proved reserves attributable to a small number of producing formations.

Our operations are focused solely in the Permian Basin located in Chavez and Roosevelt Counties, New Mexico, and the D-J Basin of Weld County, Colorado, which means our current producing properties and new drilling opportunities are geographically concentrated in those areas. Because our operations are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including:

●
fluctuations in prices of crude oil, natural gas and NGLs produced from the wells in these areas;
●
natural disasters such as the flooding that occurred in the D-J Basin area in September 2013;
●
restrictive governmental regulations; and
●
curtailment of production or interruption in the availability of gathering, processing or transportation infrastructure and services, and any resulting delays or interruptions of production from existing or planned new wells.

For example, bottlenecks in processing and transportation that have occurred in some recent periods in the D-J Basin have negatively affected our results of operations, and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors. Similarly, the concentration of our assets within a small number of producing formations exposes us to risks, such as changes in field-wide rules that could adversely affect development activities or production relating to those formations. Such an event could have a material adverse effect on our results of operations and financial condition. In addition, in areas where exploration and production activities are increasing, as has been the case in recent years in the Permian Basin and D-J Basin, the demand for, and cost of, drilling rigs, equipment, supplies, personnel and oilfield services increase. Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital forecast, which could have a material adverse effect on our business, financial condition or results of operations.

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
●
potential significant water production which could make a producing well uneconomic, particularly in the Permian Basin Asset, where abundant water production is a known risk;
●
potential drainage by operators on adjacent properties;
●
loss of, or damage to, oilfield development and service tools;
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

Any of these or other similar occurrences could result in the disruption or impairment of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution and substantial revenue losses. The location of our wells, gathering systems, pipelines and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks. Insurance against all operational risks is not available to us. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. We maintain $2 million general liability coverage and $10 million umbrella coverage that covers our and our subsidiaries’ business and operations. Our wholly-owned subsidiary, Red Hawk, which operates our D-J Basin Asset, also maintains a $10 million control of well insurance policy that covers its operations in Colorado, and our wholly-owned subsidiary, PEDCO, which operates our Permian Basin Asset through its wholly-owned subsidiaries EOR and RAOC, also maintains a $10 million control of well insurance policy that covers its operations in New Mexico. With respect to our other non-operated assets, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable prices or on commercially reasonable terms. Changes in the insurance markets due to various factors may make it more difficult for us to obtain certain types of coverage in the future. As a result, we may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and the insurance coverage we do obtain may not cover certain hazards or all potential losses that are currently covered, and may be subject to large deductibles. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition and results of operations.

Our strategy as an onshore resource player may result in operations concentrated in certain geographic areas and may increase our exposure to many of the risks described in this report.

Our current operations are concentrated in the states of New Mexico and Colorado. This concentration may increase the potential impact of many of the risks described in this prospectus. For example, we may have greater exposure to regulatory actions impacting New Mexico and/or Colorado, natural disasters in New Mexico and/or Colorado, competition for equipment, services and materials available in, and access to infrastructure and markets in, these states.

If we complete acquisitions or enter into business combinations in the future, they may disrupt or have a negative impact on our business.

If we complete acquisitions or enter into business combinations in the future, funding permitting, we could have difficulty integrating the acquired companies’ assets, personnel and operations with our own. Additionally, acquisitions, mergers or business combinations we may enter into in the future could result in a change of control of the Company, and a change in the board of directors or officers of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the following:

●
the difficulty of integrating acquired companies, concepts and operations;
●
the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
●
change in our business focus and/or management;
●
difficulties in maintaining uniform standards, controls, procedures and policies;
●
the potential impairment of relationships with employees and partners as a result of any integration of new management personnel;
●
the potential inability to manage an increased number of locations and employees;
●
our ability to successfully manage the companies and/or concepts acquired;
●
the failure to realize efficiencies, synergies and cost savings; or
●
the effect of any government regulations which relate to the business acquired.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition or business combination, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Any acquisition or business combination transaction we enter into in the future could cause substantial dilution to existing stockholders, result in one party having majority or significant control over the Company or result in a change in business focus of the Company.

We currently have outstanding indebtedness and we may incur additional indebtedness which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our unit costs.

We currently have outstanding indebtedness and in the future, we may incur significant amounts of additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

●
a significant portion of our cash flows could be used to service our indebtedness;

●
a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

●
any covenants contained in the agreements governing our outstanding indebtedness could limit our ability to borrow additional funds;

●
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

New or amended environmental legislation or regulatory initiatives could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us.

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

For example, in 2014 and 2016, opponents of hydraulic fracturing sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us, and in the November 2018 election, Colorado voters rejected a proposition that would have prohibited drilling within 2,500 feet from certain dwelling structures and “vulnerable areas,” which would have made the vast majority of the surface area of the state ineligible for drilling, including substantially all of our planned future drilling locations. Although none of the proposed initiatives were implemented and the November 2018 proposition was rejected, future initiatives are likely. Similarly, proposals are made from time to time to adopt new, or amend existing, laws and regulations to address hydraulic fracturing or climate change concerns through further regulation of exploration and development activities. Please read “Part I” – “Item 1. Business” — “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters” of our Annual Report on Form 10-K for the year ended December 31, 2017, for a further description of the laws and regulations that affect us. We cannot predict the nature, outcome, or effect on us of future regulatory initiatives, but such initiatives could materially impact our results of operations, production, reserves, and other aspects of our business.

Part of our strategy involves drilling in existing or emerging oil and gas plays using some of the latest available horizontal drilling and completion techniques. The results of our planned exploratory drilling in these plays are subject to drilling and completion technique risks, and drilling results may not meet our expectations for reserves or production. As a result, we may incur material write-downs and the value of our undeveloped acreage could decline if drilling results are unsuccessful.

Our operations in the Permian Basin in Chavez and Roosevelt Counties, New Mexico, and the D-J Basin in Weld and Morgan Counties, Colorado, involve utilizing the latest drilling and completion techniques in order to maximize cumulative recoveries and therefore generate the highest possible returns. Risks that we may face while drilling include, but are not limited to, landing our well bore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the well bore and being able to run tools and other equipment consistently through the horizontal well bore. Risks that we may face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the well bore during completion operations and successfully cleaning out the well bore after completion of the final fracture stimulation stage.

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

Competition for hydraulic fracturing services and water disposal could impede our ability to develop our oil and gas plays.

The unavailability or high cost of high pressure pumping services (or hydraulic fracturing services), chemicals, proppant, water and water disposal and related services and equipment could limit our ability to execute our exploration and development plans on a timely basis and within our budget. The oil and natural gas industry is experiencing a growing emphasis on the exploitation and development of shale natural gas and shale oil resource plays, which are dependent on hydraulic fracturing for economically successful development. Hydraulic fracturing in oil and gas plays requires high pressure pumping service crews. A shortage of service crews or proppant, chemical, water or water disposal options, especially if this shortage occurred in eastern New Mexico or eastern Colorado, could materially and adversely affect our operations and the timeliness of executing our development plans within our budget.

A substantial percentage of our recently acquired New Mexico properties are undeveloped; therefore, the risk associated with our success is greater than would be the case if the majority of such properties were categorized as proved developed producing.

Because a substantial percentage of our recently acquired New Mexico properties are undeveloped, we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

Part of our strategy involves using certain of the latest available horizontal drilling and completion techniques, which involve additional risks and uncertainties in their application if compared to conventional drilling.

We plan to utilize some of the latest horizontal drilling and completion techniques as developed by us, other oil and gas exploration and production companies and our service providers. The additional risks that we face while drilling horizontally include, but are not limited to, the following:

●
drilling wells that are significantly longer and/or deeper than more conventional wells;
●
landing our wellbore in the desired drilling zone;
●
staying in the desired drilling zone while drilling horizontally through the formation;
●
running our casing the entire length of the wellbore; and
●
being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

●
the ability to fracture stimulate the planned number of stages in a horizontal or lateral well bore;
●
the ability to run tools the entire length of the wellbore during completion operations; and
●
the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage of our reserves is undeveloped. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data obtained by analyzing other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the quarter ended September 30, 2018, and through the date of the filing of this Report, which were not previously disclosed in a prior Quarterly Report on Form 10-Q, Annual Report on Form 10-K or in a Current Report on Form 8-K.

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

During the nine months ended September 30, 2018 and through the date of this filing, the Company made no sales of common stock under the Sales Agreement and the prospectus associated therewith.

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

Issuer Purchases of Equity Securities

On August 31, 2018, we entered into Warrant Repurchase Agreements with certain former holders of the Company’s Tranche B Secured Promissory Notes, pursuant to which we repurchased and cancelled warrants to purchase an aggregate of 1,105,935 shares (the “Warrant Shares”) of the Company’s common stock for an aggregate of $1,095,000 or $0.99 per Warrant Share.

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

PEDEVCO Corp.

November 14, 2018	By:	/s/ Dr. Simon Kukes
Dr. Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 14, 2018	By:	/s/ Gregory L. Overholtzer
Gregory L. Overholtzer
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date	File Number
2.1#	Purchase and Sale Agreement dated August 1, 2018, by and between Milnesand Minerals Inc., Chaveroo Minerals Inc., Ridgeway Arizona Oil Corp., and EOR Operating Company, as sellers and Pacific Energy Development Corp., as purchaser	8-K	2.1	August 1, 2018	001-35922
4.1	PEDEVCO Corp. 2012 Equity Incentive Plan, as amended	S-8	4.1	September 27, 2018	333-227566
10.1	Form of Convertible Promissory Note between PEDEVCO Corp., as borrower and various lenders (including SK Energy LLC), dated August 1, 2018	8-K	10.1	August 1, 2018	001-35922
10.2#	Stock Purchase Agreement dated August 1, 2018, by and between Pacific Energy Development Corp. and Hunter Oil Production Corp.	8-K	10.2	August 1, 2018	001-35922
10.3#	Membership Interest Purchase Agreement dated August 1, 2018, by and between Pacific Energy Development Corp., as buyer, and MIE Jurassic Energy Corporation, as seller	8-K	10.3	August 1, 2018	001-35922
10.4***	Offer Letter with J. Douglas Schick as President dated August 1, 2018	8-K	10.4	August 1, 2018	001-35922
10.5	Warrant Repurchase Agreement between PEDEVCO Corp., Principal Growth Strategies, LLC, and RJ Credit LLC dated August 31, 2018	8-K	10.1	September 4, 2018	001-35922
10.6	Warrant Repurchase Agreement between PEDEVCO Corp. and Senior Health Insurance Company of Pennsylvania dated August 31, 2018	8-K	10.2	September 4, 2018	001-35922
10.7***	Separation and General Release Agreement, dated September 6, 2018, between Pacific Energy Development Corp. and Frank C. Ingriselli	8-K	10.1	September 10, 2018	001-35922
10.8***	Agreement, dated September 6, 2018, between Global Venture Investments Inc. and Pacific Energy Development Corp.	8-K	10.2	September 10, 2018	001-35922
10.9	Convertible Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC, dated October 25, 2018	8-K	10.1	October 26, 2018	001-35922
16.1	Letter dated July 30, 2018 from GBH CPAs, PC to the Securities and Exchange Commission	8-K	16.1	August 1, 2018	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
*** Management contract or compensatory plan, contract or arrangement.
# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that PEDEVCO Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.