Form 10-K
period 2018-12-31
PEDEVCO CORP
filed 2019-04-01
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 based upon the closing price reported on such date was approximately $12,399,791. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2018, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 27, 2019, 45,288,828 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

Forward Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS “BELIEVES,” “EXPECTS,” “ANTICIPATES,” “INTENDS,” “PROJECTS,” “ESTIMATES,” “PLANS,” “MAY INCREASE,” “MAY FLUCTUATE” AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS “SHOULD”, “WOULD”, “MAY” AND “COULD” ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING “RISK FACTORS.” ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2018. AS USED HEREIN, THE “COMPANY,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO PEDEVCO CORP. (D/B/A PACIFIC ENERGY DEVELOPMENT), WHICH WAS KNOWN AS BLAST ENERGY SERVICES, INC. UNTIL JULY 30, 2012, AND ITS WHOLLY-OWNED AND PARTIALLY-OWNED SUBSIDIARIES, BLAST AFJ, INC., PACIFIC ENERGY DEVELOPMENT CORP., PACIFIC ENERGY & RARE EARTH LIMITED (DISSOLVED EFFECTIVE AUGUST 11, 2017), BLACKHAWK ENERGY LIMITED (DISSOLVED EFFECTIVE MAY 1, 2018), RED HAWK PETROLEUM, LLC, WHITE HAWK ENERGY, LLC (DISSOLVED EFFECTIVE MARCH 7, 2018), CONDOR ENERGY TECHNOLOGY LLC (ACQUIRED AUGUST 1, 2018), RIDGEWAY ARIZONA OIL CORP. (ACQUIRED SEPTEMBER 1, 2018), AND EOR OPERATING COMPANY (ACQUIRED SEPTEMBER 1, 2018), UNLESS OTHERWISE STATED.

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

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” below, and readers are encouraged to review that section.

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

Cushing/WTI. Means the price of West Texas Intermediate oil at the hub located in Cushing, Oklahoma.

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

Frac or fraccing. A short name for hydraulic fracturing, a method for extracting oil and natural gas.

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

Hydraulic Fracturing. Means the forcing open of fissures in subterranean rocks by introducing liquid at high pressure, especially to extract oil or gas.

IP30. Means the production of a well for the first full calendar month of production.

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

Transition Zone. The Transition Zone usually produces both oil and water at different ratios depending on the height above the Free Water Level (FWL). In normal conditions wells that are drilled in the Transition Zone will produce at some water cut.

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

PART I

ITEM 1 AND 2. BUSINESS AND PROPERTIES.

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

On July 27, 2012, we acquired, through a reverse acquisition, Pacific Energy Development Corp., a privately held Nevada corporation, which we refer to as Pacific Energy Development. As described below, pursuant to the acquisition, the shareholders of Pacific Energy Development gained control of approximately 95% of the voting securities of our company. Since the transaction resulted in a change of control, Pacific Energy Development was the acquirer for accounting purposes. In connection with the merger, which we refer to as the Pacific Energy Development merger, Pacific Energy Development became our wholly-owned subsidiary and we changed our name from Blast Energy Services, Inc. to PEDEVCO Corp. Following the merger, we refocused our business plan on the acquisition, exploration, development and production of oil and natural gas resources in the United States.

Office Leases

Our corporate headquarters is located in approximately 4,600 square feet of office space at 1250 Wood Branch Park Dr., Suite 400, Houston, Texas 77079. We lease that space pursuant to a lease that expires in August 2019 and the company is currently in negotiations to extend its lease or move to new office space to accommodate growth. The Company previously had additional office space at our former corporate headquarters in Danville, California, which lease was terminated in February 2019 without penalty or other amounts due.

Business Operations

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  As of December 31, 2018, we held approximately 23,441 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 11,948 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of December 31, 2018, we held interests in 337 gross (337 net) wells in our Permian Basin Asset of which 51 are active producers, 18 are active injectors and one well is an active Saltwater Disposal Well (“SWD”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 69 gross (21.5 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 29 gross (5.2 net) wells are non-operated, and 22 wells have an after-payout interest.

Restructuring

●
Prior to June 2018, the Company focused primarily on development of the unconventional shale formations within the D-J Basin. The Company organically developed and aggregated oil and gas properties through the energy industry downturn in 2016, in the process accumulating $73.4 million in debt as of June 25, 2018.
●
On June 26, 2018, the Company secured a strategic investment from SK Energy LLC (“SK Energy”), which is owned and controlled by Dr. Simon Kukes, who subsequently became the Chief Executive Officer and a director of the Company on July 12, 2018, amounting to a $7.7 million note investment which proceeds, and related transactions, resulted in the elimination of $78.3 million of outstanding liabilities, and which transactions also included the $100,000 acquisition by SK Energy, from a third party, of all the outstanding shares of the Company’s then-outstanding Series A Convertible Preferred Stock (66,625 shares convertible into 47.6% of the Company’s outstanding shares post-conversion(collectively referred to as the “Restructuring”). At the time of the Restructuring, the Company owned 9,607 net acres located within the Wattenberg Core and Wattenberg Extension of the D-J Basin.
●
The result of the Restructuring was a simplified balance sheet, a significant reduction in indebtedness, and a new management team with a new corporate and enhanced operational focus.

Transformation

Simultaneously with the Restructuring, the newly installed management team was in the process of evaluating several acquisitions that contemplated a shift in the Company’s overall business strategy to focus on assets with the following characteristics:

o
Long-lived, conventional oil and gas properties
o
Tighter conventional reservoirs with historical underdeveloped vertical recovery, ideal for horizontal development
o
Permeability and rock properties significantly better than shale plays
o
Minimal to no application of modern drilling and completion techniques and technologies
o
Existing equipment, facilities and available access to infrastructure
o
Large contiguous acreage positions

Consistent with the Company’s new business strategy, the Company consummated the following transactions in August 2018:

Acquisition of Permian Basin Properties

On August 31, 2018, the Company closed the acquisition of the Permian Basin Asset in New Mexico, from Hunter Oil Company for a purchase price of $21.3 million. The purchase price included $18.5 million for all production, associated assets and acreage, $500,000 for the operating entities and associated inventory, and $2.3 million of restricted cash held in the operating companies for bonding with the State of New Mexico. These properties had previously been evaluated by the new management team and fit the new corporate focus. Both the Milnesand and Chaveroo fields in the Permian Basin Asset are legacy oil fields having produced to date 48 million barrels of oil equivalent from the San Andres formation, via 40-acre vertical well spacing. The Company believes that by applying horizontal drilling and modern completion techniques to the Permian Basin Asset, downspacing to 20 acres can be achieved at a lower cost, with significantly better recoveries than continued vertical drilling.

To finance this acquisition, the Company sold $23.6 million of convertible debt with a conversion price of $2.13 per share. SK Energy purchased $22.0 million of the convertible debt, which SK Energy subsequently converted into common stock effective March 1, 2019, as discussed below under “Recent Events” – “SK Energy Note Amendment; Note Purchases and Conversion”.

Acquisition of Additional D-J Basin Properties

In August 2018 the Company also acquired additional assets consisting of four operated wells and 2,340 net acres held by production in the D-J Basin which added to the Company’s then-current position. This consolidation of ownership in existing acreage within the D-J Basin provides for a more focused development plan related to these assets.

Business Strategy

We believe that horizontal development and exploitation of conventional assets in the Permian Basin and development of the Wattenberg and Wattenberg Extension in the D-J Basin, represent among the most economic oil and natural gas plays in the U.S. We plan to optimize our existing assets and opportunistically seek additional acreage proximate to our currently held core acreage, as well as other attractive onshore U.S. oil and gas assets that fit our acquisition criteria, that Company management believes can be developed using our technical and operating expertise and be accretive to shareholder value.

Specifically, we seek to increase shareholder value through the following strategies:

●
Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the Permian Basin and the DJ-Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves growth. We have identified approximately 150 gross drilling locations across our Permian Basin acreage based on 20-acre spacing. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.
●
Apply modern drilling and completion techniques and technologies. We own and intend to own additional properties that have been historically underdeveloped and underexploited. We believe our attention to detail and application of the latest industry advances in horizontal drilling, completions design, frac intensity and locally optimal frac fluids will allow us to successfully develop our properties.
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
●
Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile that will provide us flexibility across various commodity and market cycles. We intend to utilize our strategic partners and public currency to continuously fund development and operations.

Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget through 2019 will be focused on the development of our Permian Basin Asset, with a secondary focus on development of our D-J Basin Asset. Our 2019 total development plan calls for the deployment of an estimated $52 million in capital, of which approximately $22 million has been raised to date. On our Permian Basin Asset four initial horizontal wells were drilled in December 2018 and January 2019 in phase one of our development plan, followed by phase two which contemplates the drilling and completion of an additional eight horizontal wells through 2020, subject to, and based upon, the results from phase one, and in each case, available funding. Our 2019 D-J Basin Asset development plan is currently under evaluation for our operated acreage and our non-operated acreage and is projected to require approximately $7.6 million in capital through 2019. Due to the held-by-production nature of our Permian Basin assets, we believe capital can be readily allocated to our D-J Basin assets if needed. We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from our largest shareholder, SK Energy, which is owned and controlled by Dr. Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide and which funds may not be available on favorable terms, if at all. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2019 capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020.

The following chart reflects our current organizational structure:

*Represents percentage of total voting power based on 45,288,828 shares of common stock (solely on an issued and outstanding basis) outstanding as of March 27, 2019, with beneficial ownership calculated in accordance with Rule 13d-3 of the Exchange Act (but without reflecting the conversion of convertible securities into voting securities, including, options exercisable for common stock of the Company. Holdings of SK Energy LLC, an entity wholly-owned and controlled by our CEO and director Dr. Simon Kukes, are also included in holdings of Senior Management and Board – See “Part III” — “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Competition

The oil and natural gas industry is highly competitive. We compete, and will continue to compete, with major and independent oil and natural gas companies for exploration and exploitation opportunities, acreage and property acquisitions. We also compete for drilling rig contracts and other equipment and labor required to drill, operate and develop our properties. Many of our competitors have substantially greater financial resources, staffs, facilities and other resources than we have. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for drilling rigs or exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our competitors may also be able to afford to purchase and operate their own drilling rigs.

Our ability to exploit, drill and explore for oil and natural gas and to acquire properties will depend upon our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. Many of our competitors have a longer history of operations than we have, and many of them have also demonstrated the ability to operate through industry cycles.

Competitive Strengths

We believe we are well positioned to successfully execute our business strategies and achieve our business objectives because of the following competitive strengths:

Legacy Conventional Focus. Legacy conventional oil fields that have seen large-scale vertical development. Vertical production confirms moveable hydrocarbons ideal for horizontal development that may have been technologically or economically limited or missed.

Technical Engineering & Operations Expertise. Lateral landing decisions incorporate log analysis, fracture-geometry modeling and an understanding of local porosity and saturation distributions. Our team are creative problem solvers with expertise in wellbore mechanics, completion design, production enhancement, artificial lift design, water handling, facilities optimization, and production down-time reduction.

Low Cost Development. Shallow conventional reservoirs (<8,000 feet) and short to mid-range laterals (1.0 mile and 1.5 mile, respectively) allow for efficient full-scale development without the requirement for extended reach laterals and large fracs to meet economic thresholds.

Management. We have assembled a management team at our Company with extensive experience in the fields of business development, petroleum engineering, geology, field development and production, operations, planning and corporate finance. Our management team is headed by our Chief Executive Officer, Dr. Simon Kukes, who was formerly the CEO at Samara-Nafta, a Russian oil company partnering with Hess Corporation, President and CEO of Tyumen Oil Company, and Chairman of Yukos Oil. Our President, J. Douglas Schick, has over 20 years of experience in the oil and gas industry, having co-founded American Resources, Inc., and formerly serving in executive, management and operational planning, strategy and finance roles at Highland Oil and Gas, Mariner Energy, Inc., The Houston Exploration Co., ConocoPhillips and Shell Oil Company. In addition, our Executive Vice President and General Counsel, Clark R. Moore, has over 13 years of energy industry experience, and formerly served as acting general counsel of Erin Energy Corp. Several other members of the management team have also successfully helped develop similar companies with like kind asset profiles and technical operations at Sheridan Production Company, Trinity Operating LLC, Baker Hughes and Halliburton. We believe that our management team is highly qualified to identify, acquire and exploit energy resources in the U.S.

Our operations team has extensive experience in horizontal development of conventional assets in the Permian Basin at Sheridan Production Company and experience drilling and completing unconventional wells in the D-J Basin at Baker Hughes and Halliburton.

Our board of directors also brings extensive oil and gas industry experience, headed by our Chairman, John J. Scelfo, who brings nearly 40 years of experience in oil and gas management, finance and accounting, and who served in numerous executive-level capacities at Hess Corporation, including as Senior Vice President, Finance and Corporate Development, Chief Financial Officer, Worldwide Exploration & Producing, and as a member of Hess’ Executive Committee. In addition, our Board includes Ivar Siem, who brings over 50 years of broad experience from both the upstream and the service segments of the oil and gas industry, including serving as Chairman of Blue Dolphin Energy Company (OTCQX: BDCO), as Chairman and interim CEO of DI Industries/Grey Wolf Drilling, as Chairman and CEO of Seateam Technology ASA, and in various executive roles at multiple E&P and oil field service companies. Furthermore, our Board includes H. Douglas Evans, who brings over 40 years of experience in executive management positions with Gulf Interstate Engineering Company, one of the world's top pipeline design and engineering firms, including as its current Chairman and previously its President and Chief Executive Officer, and who is a past President and current Board member of the International Pipe Line and Offshore Contractors Association, current Chairman of its Strategy Committee, and an active member of the Pipeline Contractors Association.

Significant acreage positions and drilling potential. As of December 31, 2018, we have accumulated interests in a total of approximately 23,441 net acres in our core Permian Basin Asset operating area, and 11,948 net acres in our core D-J Basin Asset operating area, both of which we believe represent significant upside potential. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we believe our current Permian Basin Asset could contain over 195 potential net wells based on currently identified drilling locations using 120-acre spacing, and our D-J Basin Asset could contain up to approximately 149 potential net wells based on 80-acre spacing, providing us with a substantial drilling inventory for future years.

Marketing

We generally sell a significant portion of our oil and gas production to a relatively small number of customers, and during the year ended December 31, 2018, sales to one customer comprised 47% of the Company’s total oil and gas revenues. The Company is not dependent upon any one purchaser and believes that, if its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers. As a consequence, the prices we receive for crude oil move up and down in direct correlation with the oil market as it reacts to supply and demand factors. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

We are a party to a six-month crude oil purchase contract with a third party buyer, expiring June 30, 2019, pursuant to which the buyer purchases the crude oil produced from our 18 operated wells in our D-J Basin Asset, at a price per barrel equal to the average of the New York Mercantile Exchange’s ("NYMEX") daily settle quoted price for Cushing/WTI for trade days only during a calendar month, applicable to product delivered during any such calendar month, less a per barrel differential of $6.60. The crude oil is purchased at the wellhead, and we do not bear any incremental transportation costs.

In connection with our September 2018 acquisition of certain Permian Basin assets from Ridgeway Arizona Oil Corp. (which we subsequently acquired), we also became a party to a month-to-month crude oil purchase contract with a third party buyer, pursuant to which the buyer purchases the crude oil produced from our 69 operated wells in our Permian Basin Asset, at a price per barrel equal to the average of the NYMEX daily settle quoted price for Cushing/WTI for trade days only during a calendar month, applicable to product delivered during any such calendar month, less a per barrel differential of $3.64. The crude oil is purchased at the wellhead, and we do not bear any incremental transportation costs.

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

We are a party to a Gas Purchase Contract, dated December 1, 2011, with DCP Midstream, LP (which we refer to as “DCP”), pursuant to which we sell to DCP all gas produced from nine of our D-J Basin Asset operated wells and surrounding lands located in Weld County, Colorado, at a purchase price equal to 83% of the net weighted average value for gas attributable to us that is received by DCP at its facilities sold during the month, less a $0.06/gallon local fractionation fee for NGLs, for a period of ten years ending December 1, 2021, after which time the contract reverts to a month-to-month basis and is subject to cancellation by either party at any time upon at least thirty (30) days advance notice.

We also became a party to a Gas Purchase Agreement, dated April 1, 2012, as amended, with Sterling Energy Investments LLC, which we refer to as Sterling, pursuant to which we sell to Sterling all gas produced from nine of our D-J Basin Asset wells and surrounding lands located in Weld County, Colorado, at a purchase price equal to 85% of the revenue received by Sterling from the sale of gas after processing at Sterling’s plant that is attributable to us during the month, less a $0.50/Mcf gathering fee, subject to escalation, for a period of twenty years, terminating April 1, 2032.

Oil and Gas Properties

We believe that our Permian Basin and D-J Basin assets represent among the most economic oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Northwest Shelf of the Permian Basin in Chaves and Roosevelt Counties, New Mexico, and the Wattenberg and Wattenberg Extension areas of Weld County, Colorado in the D-J Basin. Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for 2019 will be focused on the development of our Permian Basin Asset, and secondarily on development of our D-J Basin Asset.

Unless otherwise noted, the following table presents summary data for our leasehold acreage in our core Permian Basin Asset and D-J Basin Asset as of December 31, 2018 and our drilling capital budget with respect to this acreage from January 1, 2019 to December 31, 2019. If commodity prices drop significantly, we may delay drilling activities. The ultimate amount of capital we will expend may fluctuate materially based on, among other things, market conditions, commodity prices, asset monetizations, non-operated project proposals, the success of our drilling results as the year progresses, and availability of capital (see “Part I” – “Item 1A. Risk Factors”.)

		Drilling Capital Budget January 1, 2019 - December 31, 2019
Current Core Assets:	Net Acres	Gross Wells (1)	Gross Costs per Well	Capital Cost to the Company (2)
Permian Basin Asset	23,441	12.0	$3,291,667	$39,500,000
D-J Basin Asset	11,948	3.0	$2,533,333	7,600,000
Facilities and Infrastructure (3)				5,000,000
Total Assets	35,389	15.0		$52,100,000

(1) Includes drilling and completion of (i) four 1.0 mile lateral wells in Phase One of the development of the Chaveroo Field in the Permian Basin Asset, (ii) seven 1.0 mile lateral wells and one 1.5 mile lateral well in the Chaveroo, Chaveroo NE, and Milnesand Fields of the Permian Basin Asset, and (iii) three gross horizontal wells in the D-J Basin Asset, subject to pending AFEs from other operators in the D-J Basin.

(2) Of the estimated $52.1 million total capital cost to the Company, the Company has raised $22 million to date and anticipates a portion to be funded by cash from operations.

(3) Estimated capital expenditures for construction of central facilities including tank batteries, injection lines, heater treaters, and SWD pumps in the Permian Basin Asset.

Our Core Areas

Permian Basin Asset

Effective September 1, 2018, we acquired 100% of the assets of Hunter Oil Company, which assets we refer to as our “Permian Basin Asset,” and which assets we hold through our wholly-owned subsidiary, PEDCO, with operations conducted through PEDCO’s wholly-owned operating subsidiaries, EOR Operating Company and Ridgeway Arizona Oil Corp. These interests are all located in Chaves and Roosevelt Counties, New Mexico, where we currently operate 337 gross (337 net) wells of which 51wells are active producers, 18 wells are active injectors, and one well is an active SWD. As of December 31, 2018, our Permian Basin Asset acreage is located in the areas shaded in yellow in the sectional map below.

It is currently estimated that there are approximately 110 billion barrels of oil-in-place in San Andres reservoirs across the Permian Basin (Research Partnership to Secure Energy for America (“RPSEA”) report dated December 21, 2015). The San Andres oilfields of the Northwest Shelf, Central Basin Platform and the Eastern Shelf are some of the largest oilfields within the Permian Basin. According to the U.S. Energy Information Administration (“EIA”), as of December 31, 2013, three oil fields that have produced from the San Andres formation were amongst the top 50 largest oilfields by reserves in the United States. The San Andres has been historically under-developed due to technological and economic limitations during early development. The San Andres is a dolomitic carbonate reservoir characterized as being highly-heterogenous with a multi-porosity system that typically shows significant oil saturation, but primary production often yields higher than normal water cut. While existing San Andres operators may ascribe different drivers for the water cut, San Andres production requires sufficient fluid removal, transportation and disposal in order to achieve higher oil cuts, through a network of on-site fluid storage and saltwater disposal systems.

Oil was originally trapped in the San Andres by three types of pre-Tertiary traps: Structural, Stratigraphic and Structurally enhanced Stratigraphic. Legacy fields exist where oil accumulated in these traps to form thick oil columns, referred to as Main Pay Zones (“MPZ”). Legacy San Andres fields lack sharp oil-water contacts creating secondary zones of increasing water saturation beneath the MPZ known as Transitional Oil Zones (“TOZ”) and Residual Oil Zones (“ROZ”). TOZs and ROZs also extend outside the historical boundaries of the legacy fields downdip to their structural limits. The vast majority of horizontal San Andres wells have been drilled in these TOZ and ROZ areas where vertical development is uneconomic.

The Company’s 23,441 net acres within the Chaveroo and Milnesand fields of Chaves and Roosevelt Counties, New Mexico offer a rare opportunity to drill infill horizontal wells targeting the higher oil-saturations of the MPZs. There are currently 337 wellbores within the leasehold, of which 51 are active producers and 18 are active injectors, and one is an active SWD. The remainder are shut-in wellbores with future potential utility for additional water injection, production reactivations, and behind-pipe recompletions. We currently own and operate two water handling facilities, one in each field, that have a current combined capacity of approximately 32,000 barrels of water per day (bbl/d).

Infill San Andres Well Performance (1)(2)(3)

Well Names	Operator	County	LateralLength (feet)	Peak IP30* (bopd)
Parker Minerals 4 22 H	Sheridan Production Co.	Ector	2,059	571
Parker Minerals 4 24H	Sheridan Production Co.	Ector	1,846	550
Earlene Fisher State 17 3H	Lime Rock Resources	Andrews	3,692	514
University 14Q 1H	Ring Energy	Andrews	4,951	509
Hamilton Unit 1H	Walsh Petroleum	Yoakum	4,061	433
Persephone 1H	Ring Energy	Andrews	7,067	402
Parker Minerals 4 21H	Sheridan Production Co.	Ector	3,187	351
Fisher 76C 6H	Lime Rock Partners	Andrews	5,461	316
Dean CSA 266H	Apache Corporation	Cochran	5,710	309
Brahaney Unit 202H	Apache Corporation	Yoakum	3,543	268
Captain Ahab Harpoon 1H	Pacesetter Energy	Andrews	5,097	264
Sooner 662 1H	Wishbone Energy Partners	Yoakum	4,101	249
Dean CSA 264H	Apache Corporation	Cochran	5,924	233
Dunbar 05 6H	Sheridan Production Co.	Gaines	4,513	225
Roberts Unit 261H	Apache Corporation	Yoakum	5,689	73

Source: IHS Markit
* Initial thirty (30) day production.
(1)Performance analysis of 15 horizontal wells within existing legacy vertical fields on 20-acre spacing or less.
(2) Production was normalized to a lateral length of 4,620’ to represent the length of Chaveroo & Milnesand PUD locations.
(3) Does not include the Transition Zone well performance to date.

D-J Basin Asset

We have grown our legacy D-J Basin Asset position to 11,948 net acres following the August 1, 2018 acquisition of 2,340 net acres held by production and four operated wells in Weld and Morgan Counties, Colorado, discussed above. We directly hold all of our interests in the D-J Basin Asset through our wholly-owned subsidiary, Red Hawk. These interests are all located in Weld County, Colorado. Red Hawk has an interest in 69 gross (21.5 net) wells and is currently the operator of 18 gross (16.2 net) wells located in our D-J Basin Asset. Our D-J Basin Asset acreage is located in the areas circled in the map below. The D-J Basin has seen a tremendous amount of growth in drilling activity in the past 12 months. D-J Basin operators are now drilling 16 to 24 horizontal wells per section in the Niobrara and Codell formations, utilizing the latest advances in completion design, frac stages, and frac intensity to obtain favorable well results. Notable non-operated partners leading the Niobrara revival are Noble Energy, Extraction Oil & Gas, SRC Energy and Bonanza Creek.

Production, Sales Price and Production Costs

We have listed below the total production volumes and total revenue net to the Company for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016

Total Revenues	$4,523,000	$3,015,000	$3,968,000

Oil:
Total Production (Bbls)	70,395	52,260	92,966
Average sales price (per Bbl)	$59.00	$47.15	$36.98
Natural Gas:
Total Production (Mcf)	89,769	100,254	168,555
Average sales price (per Mcf)	$2.56	$2.97	$2.04
NGL:
Total Production (Mcf)	45,774	73,254	66,033
Average sales price (per Mcf)	$3.05	$3.46	$2.82
Oil Equivalents:
Total Production (Boe) (1)	92,985	81,178	132,064
Average Daily Production (Boe/d)	255	222	362
Average Production Costs (per Boe) (2)	$19.77	$13.62	$9.55
_________________________

(1)	Assumes 6 Mcf of natural gas and NGL equivalents to 1 barrel of oil.
(2)	Excludes workover costs, marketing, ad valorem and severance taxes.

As of December 31, 2018, production from our recent acquisition of the Chaveroo and Milnesand fields in the third quarter 2018 are the fields that each comprise 15% or more of our total proved reserves. In prior periods, the Wattenberg field is the only field that comprised 15% or more of our total proved reserves. The applicable production volumes from these fields for the years ended December 31, 2018, 2017, and 2016 is represented in the table below in total barrels (Bbls):

	2018	2017	2016
Chaveroo	3,631	-	-
Milnesand	2,917	-	-
Wattenberg	66,220	46,198	49,316

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at December 31, 2018:

	Total		Developed (1)		Undeveloped (2)
	Gross	Net	Gross	Net	Gross	Net
D-J Basin	205,994	11,948	183,370	9,388	22,624	2,560
Permian Basin	23,829	23,441	20,783	20,555	3,046	2,886
Total	229,823	35,389	204,153	29,943	25,670	5,446

(1) Developed acreage is the number of acres that are allocated or assignable to producing wells or wells capable of production.

(2) Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage includes proved reserves.

We believe we have satisfactory title, in all material respects, to substantially all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry.

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2018 is 49, 170 and 2,566 for the years ending December 31, 2019, 2020 and 2021, respectively. We expect to retain substantially all of our expiring acreage either through drilling activities, renewal of the expiring leases or through the exercise of extension options.

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at December 31, 2018. This summary includes crude oil wells in which we have a working interest:

	Gross	Net
Crude oil	106.0	80.5
Natural gas	-	-
Total*	106.0	80.5

*Includes crude oil wells from our Permian Basin Asset acquisition, which occurred in September 2018, and account for approximately 56% of our gross and 73% of our net totals, respectively.

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	2018		2017*		2016
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	-	-	3	0.2	-	-
Dry	-	-	-	-	-	-
Exploratory
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

* Represents our participation in three non-operated wells which were completed during the applicable year.

The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2018, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	-	-	4	4.0
Exploratory wells	-	-	-	-
Total	-	-	4	4.0

Oil and Natural Gas Reserves

Reserve Information. For estimates of the Company’s net proved producing reserves of crude oil and natural gas, as well as discussion of the Company’s proved and probable undeveloped reserves, see “Part II” - “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”. At December 31, 2018, the Company’s total estimated proved reserves were 12.4 million Boe of which 11.5 million Bbls were crude oil reserves, and 5.4 million Mcf were natural gas and NGL reserves.

Internal Controls. Clayton Riddle, our Vice President of Development (a non-executive position), is the technical person primarily responsible for our internal reserves estimation process (which are based upon the best available production, engineering and geologic data) and provides oversight of the annual audit of our year end reserves by our independent third party engineers. He has a Bachelor of Science degree in Petroleum Engineering with in excess of 15 years of oil and gas experience, including in excess of five years as a reserves estimator and is a member of the Society of Petroleum Engineers.

The preparation of our reserve estimates is in accordance with our prescribed procedures that include verification of input data into a reserve forecasting and economic software, as well as management review. Our reserve analysis includes, but is not limited to, the following:

●
Research of operators near our lease acreage. Review operating and technological techniques, as well as reserve projections of such wells.
●
The review of internal reserve estimates by well and by area by a qualified petroleum engineer. A variance by well to the previous year-end reserve report is used as a tool in this process.
●
SEC-compliant internal policies to determine and report proved reserves.
●
The discussion of any material reserve variances among management to ensure the best estimate of remaining reserves.

Qualifications of Third Party Engineers. The technical person primarily responsible for the audit of our reserves estimates at Cawley, Gillespie & Associates, Inc. is W. Todd Brooker, who meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Cawley, Gillespie & Associates, Inc. is an independent firm and does not own an interest in our properties and is not employed on a contingent fee basis. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. A copy of the report issued by Cawley, Gillespie & Associates, Inc. is incorporated by reference into this report as Exhibit 99.1.

For more information regarding our oil and gas reserves, please refer to “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”.

Material Events During the Year Ended December 31, 2018

SK Energy Note and Related Transactions

On June 26, 2018, the Company borrowed $7.7 million from SK Energy, which amount was evidenced by a Promissory Note dated June 25, 2018, in the amount of $7.7 million (the “SK Energy Note”). SK Energy is 100% owned and controlled by Dr. Simon Kukes, our Chief Executive Officer and director. The SK Energy Note accrues interest monthly at 8% per annum, payable quarterly (beginning October 15, 2018), in either cash or shares of common stock (at the option of the Company), or with the consent of SK Energy, such interest may be accrued and capitalized. If interest on the SK Energy Note is paid in common stock, SK Energy will be due that number of shares of common stock as equals the amount due divided by the average of the closing sales prices of the Company’s common stock for the ten trading days immediately preceding the last day of the calendar quarter prior to the applicable payment date, rounded up to the nearest whole share of common stock (the “Interest Shares”). The SK Energy Note is due and payable on June 25, 2021, but may be prepaid at any time, without penalty. Other than in connection with the Interest Shares. The SK Energy Note contains standard and customary events of default and upon the occurrence of an event of default, the amount owed under the SK Energy Note accrues interest at 10% per annum. As additional consideration for SK Energy agreeing to the terms of the SK Energy Note, the Company issued SK Energy 600,000 shares of common stock (the “Loan Shares”).

As part of the same transaction and as a required condition to closing the sale of the SK Energy Note, SK Energy entered into a Stock Purchase Agreement with Golden Globe Energy (US), LLC (“GGE”), the then holder of our outstanding 66,625 shares of Series A Convertible Preferred Stock (convertible pursuant to their terms into 6,662,500 shares of the Company’s common stock – 47.6% of the Company’s then outstanding shares post-conversion), pursuant to which on June 25, 2018, SK Energy purchased, for $100,000, all of the Series A Convertible Preferred Stock).

Debt Restructuring

On June 25, 2018, the Company entered into Debt Repayment Agreements (the “Repayment Agreements”, each described in greater detail below) with (i) the holders of our then outstanding Tranche A Secured Promissory Notes (“Tranche A Notes”) and Tranche B Secured Promissory Notes (“Tranche B Notes”), which the Company entered into pursuant to the terms of the May 12, 2016 Amended and Restated Note Purchase Agreement, (ii) RJ Credit LLC (“RJC”), which held a subordinated promissory note issued by the Company pursuant to that certain Note and Security Agreement, dated April 10, 2014, as amended (the “RJC Subordinated Note”), and (iii) MIE Jurassic Energy Corporation, which held a subordinated promissory note issued by the Company pursuant to that certain Amended and Restated Secured Subordinated Promissory Note, dated February 18, 2015, as amended (the “MIEJ Note”, and together with the “Tranche B Notes,” the “Junior Notes”), pursuant to which, on June 26, 2018, the Company retired all of the then outstanding Tranche A Notes, in the aggregate amount of approximately $7,260,000 in exchange for cash paid of $3,800,000 and all of the then outstanding Junior Notes, in the aggregate amount of approximately $70,299,000, in exchange for an aggregate amount of cash paid of $3,876,000.

Pursuant to the terms of the Repayment Agreement relating to the Tranche B Notes, in addition to the cash consideration due to the Tranche B Note holders, as described above, we agreed to grant to certain of the Junior Note holders their pro rata share of warrants to purchase an aggregate of 1,448,472 shares of common stock of the Company (the “Repurchase Warrants”). The Repurchase Warrants have a term of three years and an exercise price equal to $0.322, one (1) cent above the closing price of the Company’s common stock on June 26, 2018.

Additionally, on June 25, 2018, the Company entered into a Debt Repayment Agreement (the “Bridge Note Repayment Agreement”) with all of the holders of its convertible subordinated promissory notes issued pursuant to the Second Amendment to Secured Promissory Notes, dated March 7, 2014, originally issued on March 22, 2013 (the “Bridge Notes”), pursuant to which all of the holders, holding in aggregate $475,000 of outstanding principal amount under the Bridge Notes, agreed to the payment and full satisfaction of all outstanding amounts (including accrued interest and additional payment-in-kind) for 25% of the principal amounts owed thereunder, or an aggregate amount of cash paid of $119,000.

The result of the above transactions was a net reduction of liabilities of approximately $70,728,000 that were removed from the Company’s balance sheet as of June 25, 2018. For the year ended December 31, 2018, a gain on the settlement of all of these debts in the amount of $70,309,000 was recorded ($70,631,000, net of the expense related to the issuance of warrants to certain of the Tranche A Note holders with an estimated fair value of $322,000 based on the Black-Scholes option pricing model).

NYSE American Compliance

On June 27, 2018, the NYSE American (the “Exchange”) notified the Company that it had regained compliance with the NYSE American continued listing standards. Moving forward, the Company will be subject to the Exchange’s normal continued listing monitoring. In addition, in the event that the Company is again determined to be noncompliant with any of the Exchange’s continued listing standards within twelve (12) months of the notice, the Exchange will consider the relationship between the Company’s previous noncompliance and such new event of noncompliance and take appropriate action which may include implementing truncated compliance procedures or immediately initiating delisting proceedings.

Series A Convertible Preferred Stock Amendment and Conversion

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

On July 3, 2018, SK Energy converted all of the Series A Convertible Preferred Stock shares it acquired pursuant to the Stock Purchase Agreement with GGE, pursuant to their terms, into 6,662,500 shares of the Company’s common stock, representing 45.3% of the Company’s then outstanding common stock, and resulting in approximately 14,717,119 shares of the Company’s common stock being issued and outstanding. The issuance was deemed a change of control under applicable NYSE American rules and regulations, provided that such issuance was previously approved at the 2015 annual meeting of shareholders of the Company held on October 7, 2015. The conversion transaction constituted a change in control of the Company under applicable NYSE American rules and regulations. The shares of common stock issued upon conversion of the Series A Convertible Preferred Stock, together with the Loan Shares (issued to SK Energy on June 26, 2018) totaled 49.9% of our then outstanding shares of common stock, which shares are beneficially owned by SK Energy and Dr. Kukes.

Convertible Note Sales

On August 1, 2018, we raised $23,600,000 through the sale of $23,600,000 in Convertible Promissory Notes (the “Convertible Notes”). A total of $22,000,000 in Convertible Notes was purchased by SK Energy; $200,000 in Convertible Notes was purchased by an executive officer of SK Energy; $500,000 in Convertible Notes was purchased by a trust affiliated with John J. Scelfo, a director of the Company; $500,000 in Convertible Notes was purchased by an entity affiliated with Ivar Siem, our director, and J. Douglas Schick, who was appointed as the President of the Company on August 1, 2018; $200,000 in Convertible Notes was purchased by H. Douglas Evans, who was appointed as a member of the Board of Directors on September 27, 2018; and $200,000 in Convertible Notes were purchased by an unaffiliated party.

The Convertible Notes accrue interest monthly at 8.5% per annum, which interest is payable on the maturity date unless otherwise converted into our common stock as described below.

The Convertible Notes and all accrued interest thereon are convertible into shares of our common stock, from time to time after August 29, 2018, at the option of the holders thereof, at a conversion price equal to the greater of (x) $0.10 above the greater of the book value of the Company’s common stock and the closing sales price of the Company’s common stock on the date the Convertible Notes were entered into (the “Book/Market Price”) (which was $2.13 per share); (y) $1.63 per share; and (z) the VWAP Price, defined as the volume weighted average price (calculated by aggregate trading value on each trading day) of the Company’s common stock for the 20 trading days ending August 29, 2018, which price was $2.08 per share, and which conversion price is therefore $2.13 per share.

The conversion of the SK Energy Convertible Note is subject to a 49.9% conversion limitation (for so long as SK Energy or any of its affiliates holds such note), which prevents the conversion of any portion thereof into common stock of the Company if such conversion would result in SK Energy beneficially owning (as such term is defined in the Exchange Act)(“Beneficially Owning”) more than 49.9% of the Company’s outstanding shares of common stock.

The conversion of the other Convertible Notes is subject to a 4.99% conversion limitation, at any time such note is Beneficially Owned by any party other than (i) SK Energy or any of its affiliates (which is subject to the separate conversion limitation described above); (ii) any officer of the Company; (iii) any director of the Company; or (iv) any person which at the time of first obtaining Beneficial Ownership of the Convertible Note beneficially owns more than 9.99% of the Company’s outstanding common stock or voting stock (collectively (ii) through (iv), “Borrower Affiliates”). The Convertible Notes are not subject to a conversion limitation at any time they are owned or held by Borrower Affiliates.

The Convertible Notes are due and payable on August 1, 2021, but may be prepaid at any time, without penalty. The Convertible Notes contain standard and customary events of default and upon the occurrence of an event of default, the amount owed under the Convertible Notes accrues interest at 10% per annum.

The terms of the Convertible Notes may be amended or waived and such amendment or waiver shall be applicable to all of the Convertible Notes with the written consent of Convertible Note holders holding at least a majority in interest of the then aggregate dollar value of Convertible Notes outstanding.

Hunter Oil Purchase and Sale Agreement and Stock Purchase Agreement

On August 1, 2018, we (through our wholly-owned subsidiary PEDCO entered into a Purchase and Sale Agreement with Milnesand Minerals Inc., a Delaware corporation, Chaveroo Minerals Inc., a Delaware corporation, Ridgeway Arizona Oil Corp., an Arizona corporation (“RAOC”), and EOR Operating Company, a Texas corporation (“EOR”)(collectively “Seller”)(the “Purchase Agreement”). Pursuant to the Purchase Agreement, PEDCO agreed to acquire certain oil and gas assets described in greater detail below (the “Assets”) from the Seller in consideration for $18,500,000 (of which $500,000 is to be held back to provide for potential indemnification of PEDCO under the Purchase Agreement and Stock Purchase Agreement (described below), with one-half ($250,000) to be released to Seller 90 days after closing (which amount has been released to date) and the balance ($250,000) to be released 180 days after closing (provided that if a court of competent jurisdiction determines that any part of the amount withheld by PEDCO subsequent to 180 days after closing was in fact due to the Seller, PEDCO is required to pay Seller 200%, instead of 100%, of the amount so retained)).

On August 31, 2018, we closed the transactions contemplated by the Purchase Agreement and acquired the Assets for an aggregate of $18.5 million. The effective date of the acquisition was September 1, 2018.

The Purchase Agreement contains customary representations and warranties of the parties, and indemnification requirements (subject to a $25,000 aggregate minimum threshold and a $1,000,000 cap as to each of buyer and seller).  The Purchase Agreement allows PEDCO to audit the revenues and expenses of the Seller attributable to the Assets for the period of three years prior to the closing, among other things, and requires the Seller to provide assistance to PEDCO in connection with such audit for the first 180 days following closing (with such Seller’s reasonable costs associated with such audit being reimbursed by PEDCO at the rate of 150% of such costs).

The Assets represent approximately 23,441 net leasehold acres, current operated production, and all of Seller’s leases and related rights, oil and gas and other wells, equipment, easements, contract rights, and production (effective as of the effective date) as described in the Purchase Agreement. The Assets are located in the San Andres play in the Permian Basin situated in west Texas and eastern New Mexico, with all acreage and production 100% operated and substantially all acreage held by production. See also the more detailed description of the Assets under “Oil and Gas Properties”, below.

Also on August 1, 2018, PEDCO entered into a Stock Purchase Agreement with Hunter Oil Production Corp. (“Hunter Oil”). Pursuant to the Stock Purchase Agreement, which closed on August 31, 2018, PEDCO acquired all of the stock of RAOC and EOR (the “Acquired Companies”) for a net of $500,000 (an aggregate purchase price of $2,816,000, less $2,316,000 in restricted cash which the Acquired Companies are required to maintain as of the closing date). The Stock Purchase Agreement contains customary representations and warranties of the parties, post-closing adjustments, and indemnification requirements requiring Hunter Oil to indemnify us for certain items (subject to the $25,000 aggregate minimum threshold and $1,000,000 cap provided for in the Purchase Agreement) and us to indemnify Hunter Oil for certain items (which requirement does not include a threshold or cap).

On December 17, 2018 the Company and Seller agreed that the Company would pay to Seller $25,000 for all post-closing adjustments and post-closing support under the Purchase Agreement and accelerate the payment by the Company to Seller of the final $250,000 to be released 180 days after closing, which payments were made by the Company to Seller on December 17, 2018.

Condor Acquisition

 On August 1, 2018, Red Hawk, our wholly-owned subsidiary entered into a Membership Interest Purchase Agreement (the “Membership Purchase Agreement”) with MIE Jurassic Energy Corporation (“MIEJ”). Pursuant to the Membership Purchase Agreement, MIEJ sold Red Hawk 100% of the outstanding membership interests of Condor Energy Technology LLC (“Condor”) in consideration for $537,000. Condor owns approximately 2,340 net leasehold acres, 100% held by production (HBP), located in Weld and Morgan Counties, Colorado, with four operated producing wells. The Membership Purchase Agreement contains customary representations and warranties and provides that, as of the August 1, 2018 effective date, Red Hawk will assume responsibility for all costs, expenses and obligations outstanding and unpaid that are attributable to the properties as of the effective date and thereafter, and Red Hawk will also be entitled to all income and revenues received by Condor that are attributable to the properties, even if received by Condor with respect to oil and gas production prior to the effective date.

The Company previously owned 20% of Condor through PEDCO, along with MIEJ, which then held 80% of Condor, until February 19, 2015, when we and PEDCO entered into a Settlement Agreement (the “MIEJ Settlement Agreement”) with MIEJ, whereby, among other things, PEDCO sold its full 20% interest in Condor to MIEJ. Additionally, until June 25, 2018, when such amount was repaid pursuant to a Debt Repayment Agreement (described in greater detail in the Current Report on Form 8-K which we filed with the SEC on June 25, 2018), we owed approximately $6.4 million to MIEJ pursuant to the terms of a Secured Subordinated Promissory Note (the “MIEJ Note”).

Warrant Repurchase Agreements

On August 31, 2018, we entered into warrant repurchase agreements with certain of the Junior Note holders who received Repurchase Warrants, namely Senior Health Insurance Company of Pennsylvania, Principal Growth Strategies, LLC, and RJ Credit LLC (collectively, the “Warrant Holders”). Pursuant to the warrant repurchase agreements, the Company repurchased warrants to purchase an aggregate of 1,105,935 shares of the Company’s common stock (the shares of common stock issuable upon exercise of which such Repurchase Warrants, the “Warrant Shares”) held by the Warrant Holders, which warrants had a term of three years (through August 25, 2021) and an exercise price equal to $0.322 per share, as discussed above under “Debt Restructuring”. The Repurchase Warrants were repurchased for an aggregate of $1,095,000 or $0.99 per Warrant Share, which amount the Company paid to the Warrant Holders on September 17, 2018. Effective on the date of payment of the warrant purchase amounts, the Repurchase Warrants and the agreements evidencing such Repurchase Warrants were deemed to have been repurchased by the Company and cancelled. The Warrant Repurchase Agreements also included a release by which the Warrant Holders released the Company from any liability or claims associated with the Repurchase Warrants and certain of the Warrant Repurchase Agreements included a release by which we released the applicable Warrant Holders party thereto. The terms of the Warrant Repurchase Agreements were individually negotiated with each associated group of Warrant Holders.

Additional Convertible Note Sales

On October 25, 2018, the Company borrowed an additional $7.0 million from SK Energy, through the issuance of a convertible promissory note in the amount of $7.0 million (the “October 2018 Convertible Note”). The October 2018 Convertible Note accrues interest monthly at 8.5% per annum, which is payable on the maturity date, unless otherwise converted into shares of the Company’s common stock as described below. The October 2018 Convertible Note and all accrued interest thereon are convertible into shares of the Company’s common stock, at the option of the holder thereof, at a conversion price equal to $1.79 per share. Further, the conversion of the October 2018 Convertible Note is subject to a 49.9% conversion limitation which prevents the conversion of any portion thereof into common stock of the Company if such conversion would result in SK Energy or any of its affiliates beneficially owning more than 49.9% of the Company’s outstanding shares of common stock. The October 2018 Convertible Note is due and payable on October 25, 2021 but may be prepaid at any time without penalty.

Also on October 25, 2018, the Company and SK Energy agreed to convert an aggregate of $164,000 of interest accrued under the SK Energy Note from its effective date through September 30, 2018 into 75,118 shares of the Company’s common stock, based on a conversion price equal to $2.18 per share, pursuant to the conversion terms of the SK Energy Note.

Recent Events

January 2019 SK Energy Convertible Note

On January 11, 2019, the Company borrowed an additional $15.0 million from SK Energy, through the issuance of a convertible promissory note in the amount of $15.0 million (the “January 2019 Convertible Note”). The January 2019 Convertible Note accrues interest monthly at 8.5% per annum, which is payable on the maturity date, unless otherwise converted into shares of the Company’s common stock as described below. The January 2019 Convertible Note and all accrued interest thereon are convertible into shares of the Company’s common stock, at the option of the holder thereof, at a conversion price equal to $1.50 per share. Further, the conversion of the January 2019 Convertible Note is subject to a 49.9% conversion limitation which prevents the conversion of any portion thereof into common stock of the Company if such conversion would result in SK Energy or any of its affiliates beneficially owning more than 49.9% of the Company’s outstanding shares of common stock. The January 2019 Convertible Note Convertible Note is due and payable on January 11, 2022, but may be prepaid at any time without penalty.

Manzano Acquisition

On February 1, 2019, for consideration of $700,000, the Company completed an asset purchase from Manzano, LLC and Manzano Energy Partners II, LLC, whereby the Company purchased approximately 18,000 net leasehold acres, ownership and operated production from one horizontal well currently producing from the San Andres play in the Permian Basin, ownership of three additional shut-in wells and ownership of one saltwater disposal well.

Convertible Notes Amendment and Conversion

On February 15, 2019, the Company and SK Energy agreed to amend the Convertible Notes and October 2018 Convertible Note described in Note 7, as well as the January 2019 Convertible Note, whereby each of the notes were amended to remove the conversion limitation that previously prevented SK Energy from converting any portion of the notes into common stock of the Company if such conversion would have resulted in SK Energy beneficially owning more than 49.9% of the Company’s outstanding shares of common stock

Immediately following the entry into the Amendment, on February 15, 2019, SK Energy elected to convert (i) all $15,000,000 of the outstanding principal and all $125,729 of accrued interest under the January 2019 Note into common stock of the Company at a conversion price of $1.50 per share as set forth in the January 2019 Note into 10,083,819 shares of restricted common stock of the Company, and (ii) all $7,000,000 of the outstanding principal and all $186,776 of accrued interest under the October 2018 Note into common stock of the Company at a conversion price of $1.79 per share as set forth in the October 2018 Note into 4,014,959 shares of restricted common stock of the Company, which shares in aggregate represented approximately 47.1% of the Company’s then 29,907,223 shares of issued and outstanding Company common stock after giving effect to the conversions.

SK Energy Note Amendment; Note Purchases and Conversion

On March 1, 2019, the Company and SK Energy entered into a First SK Energy Note Amendment to Promissory Note (the “SK Energy Note Amendment”) which amended the $7.7 million principal amount SK Energy Note, to provide SK Energy the right, at any time, at its option, to convert the principal and interest owed under such SK Energy Note, into shares of the Company’s common stock, at a conversion price of $2.13 per share. The SK Energy Note previously only included a conversion feature whereby the Company had the option to pay quarterly interest payments on the SK Energy Note in shares of Company common stock instead of cash, at a conversion price per share calculated based on the average closing sales price of the Company’s common stock on the NYSE American for the ten trading days immediately preceding the last day of the calendar quarter immediately prior to the quarterly payment date.

In addition, on March 1, 2019, the holders of $1,500,000 in aggregate principal amount of Convertible Promissory Notes issued by the Company on August 1, 2018 (the “August 2018 Notes”) sold their August 2018 Notes at face value plus accrued and unpaid interest through March 1, 2019 to SK Energy (the “August 2018 Note Sale”). Holders which sold their August 2018 Notes pursuant to the August 2018 Note Sale to SK Energy include an executive officer of SK Energy ($200,000 in principal amount of August 2018 Notes); a trust affiliated with John J. Scelfo, a director of the Company ($500,000 in principal amount of August 2018 Notes); an entity affiliated with Ivar Siem, a director of the Company, and J. Douglas Schick the President of the Company ($500,000 in principal amount of August 2018 Notes); and Harold Douglas Evans, a director of the Company ($200,000 in principal amount of August 2018 Notes).

Following the August 2018 Note Sale, the Company’s sole issued and outstanding debt was the (i) $7,700,000 in principal, plus accrued interest, under the SK Energy Note held by SK Energy, (ii) an aggregate of $23,500,000 in principal, plus accrued interest, under the August 2018 Notes and SK Energy $22 million Convertible Note held by SK Energy, and (iii) $100,000 in principal, plus accrued interest, under an August 2018 Note held by an unaffiliated holder (the “Unaffiliated Holder”).

Immediately following the effectiveness of the SK Energy Note Amendment and August 2018 Note Sale, on March 1, 2019, SK Energy and the Unaffiliated Holder elected to convert all $31,300,000 of outstanding principal and an aggregate of $1,462,818 of accrued interest under the SK Energy Note, SK Energy $22 million Convertible Note and August 2018 Notes into common stock of the Company at a conversion price of $2.13 per share (the “Conversion Price” and the “Conversions”) as set forth in the SK Energy Note, as amended, and the August 2018 Notes and SK Energy $22 million Convertible Note (collectively, the “Notes”), into an aggregate of 15,381,605 shares of restricted common stock of the Company (the “Conversion Shares”).

As a result of the Conversions, as of the date of the report, the Company now has no debt on its balance sheet and 45,288,828 shares of common stock issued and outstanding.

Regulation of the Oil and Gas Industry

All of our oil and gas operations are substantially affected by federal, state and local laws and regulations. Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Historically, our compliance costs have not had a material adverse effect on our results of operations; however, we are unable to predict the future costs or impact of compliance.

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

At the state level, our operations in Colorado are regulated by the Colorado Oil & Gas Conservation Commission (“COGCC”) and our New Mexico operations are regulated by the Conservation Division of the New Mexico Energy, Minerals, and Natural Resources Department (regulates oil and gas operations) and New Mexico Environment Department (administers environmental protection laws). The Oil Conservation Division of the New Mexico Energy, Minerals and Natural Resources Department requires the posting of financial assurance for owners and operators on privately owned or state land within New Mexico in order to provide for abandonment restoration and remediation of wells.

The COGCC regulates oil and gas operators through rules, policies, written guidance, orders, permits, and inspections. Among other things, the COGCC enforces specifications regarding drilling, development, production, reclamation, enhanced recovery, safety, aesthetics, noise, waste, flowlines, and wildlife.  In recent years, the COGCC has amended its existing regulatory requirements and adopted new requirements with increased frequency. For example, in January 2016, the COGCC approved new rules that require local government consultation and certain best management practices for large-scale oil and natural gas facilities in certain urban mitigation areas. These rules also require operator registration and/or notifications to local governments with respect to future oil and natural gas drilling and production facility locations. In February 2018, the COGCC comprehensively amended its regulations for oil, gas, and water flowlines to expand requirements addressing flowline registration and safety, integrity management, leak detection, and other matters. The COGCC has also adopted or amended numerous other rules in recent years, including rules relating to safety, flood protection, and spill reporting. In December 2018, the COGCC approved new rules that require new oil and gas sites to be situated at least 1,000 feet away from school properties such as playgrounds and athletic fields.

We anticipate that the COGCC, the Conservation Division of the New Mexico Energy, Minerals, and Natural Resources Department and New Mexico Environment Department will continue to adopt new rules and regulations moving forward which will likely affect our oil and gas operations, and could make it more costly for our operations or limit our activities. We routinely monitor our operations and new rules and regulations which may affect our operations, to ensure that we maintain compliance.

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

In December 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order No. 704”). Under Order No. 704, any market participant, including a producer that engages in certain wholesale sales or purchases of gas that equal or exceed 2.2 trillion BTUs of physical natural gas in the previous calendar year, must annually report such sales and purchases to FERC on Form No. 552 on May 1 of each year. Form No. 552 contains aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to the formation of price indices. Not all types of natural gas sales are required to be reported on Form No. 552. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704. Order No. 704 is intended to increase the transparency of the wholesale gas markets and to assist FERC in monitoring those markets and in detecting market manipulation.

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

Additionally, on January 14, 2019, in Martinez v. Colorado Oil and Gas Conservation Commission, the Colorado Supreme Court overturned a ruling by the Colorado Court of Appeals that held that the Colorado Oil & Gas Conservation Commission (“COGCC”) had held that the COGCC concluded that it lacked statutory authority to undertake a proposed rulemaking “to suspend the issuance of permits that allow hydraulic fracturing until it can be done without adversely impacting human health and safety and without impairing Colorado’s atmospheric resource and climate system, water, soil, wildlife, or other biological resources.” The Colorado Court of Appeals concluded that Colorado’s Oil and Gas Conservation Act mandated that oil and gas development “be regulated subject to the protection of public health, safety, and welfare, including protection of the environment and wildlife resources.” In the Colorado Supreme Court’s majority opinion, Justice Richard L. Gabriel wrote the COGCC is required first to “foster the development of oil and gas resources” and second “to prevent and mitigate significant environmental impacts to the extent necessary to protect public health, safety and welfare, but only after taking into consideration cost-effectiveness and technical feasibility.”

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

Air Emissions

The Clean Air Act (the “CAA”) and comparable state laws restrict the emission of air pollutants from many sources, such as, for example, tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be charged royalties on natural gas losses or required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion (“ppb”) for the 8-hour primary and secondary ozone standards to 70 ppb for both standards. In 2018, the EPA finalized the initial area designations for the 2015 ozone standard. Certain areas, such as the Denver Metro North Front Range (representing the counties (or parts thereof) South, East and North of Denver, Colorado), were designated as marginal (i.e., the lowest level of non-attainment) non-attainment (i.e., as an area that does not meet (or that contributes to ambient air quality in a nearby area that does not meet) the national primary or secondary ambient air quality standard for a NAAQS). The Denver Metro North Front Range area is currently under significant threat of being redesignated as a serious non-attainment area for ozone due to high levels detected in 2016 and 2017. Colorado is seeking an extension to the attainment date and the EPA has proposed to retroactively approve the requested extension by one year, to July 20, 2019. It is not likely that another one-year extension will be granted and the Denver Metro North Front Range area may be reclassified to serious non-attainment for 2020. Reclassification of areas or imposition of more stringent standards (including a lowering of the major source threshold for volatile organic compounds and oxides of nitrogen and the resulting increased likelihood that a source may be subject to Non-Attainment New Source Review) may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to our operations. In addition, during the fall of 2016, EPA issued final Control Techniques Guidelines (“CTGs”) for reducing volatile organic compound emissions from existing oil and natural gas equipment and processes in ozone non-attainment areas, including the Denver Metro North Front Range Ozone 8-hour Non-Attainment area. In 2017, as part of the federal CTG process for oil and natural gas, Colorado undertook a stakeholder and rulemaking effort to compare the CTGs to existing Colorado requirements to ensure they meet applicable federal requirements, which resulted in revisions to Colorado's Regulation Number 7 (which relates to the control of ozone and hydrocarbons via oil and gas omissions). The new state regulations include more stringent air quality control requirements applicable to our operations. In another example, in June 2016, the EPA finalized a revised rule regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent permitting requirements. Compliance with these or other air pollution control and permitting requirements have the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which costs could have a material adverse impact on our business and results of operations.

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

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published the New Source Performance Standards (“NSPS”) Subpart OOOOa standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices. However, in April 2017, the EPA announced that it would review this methane rule for new, modified and reconstructed sources and initiated reconsideration proceedings to potentially revise or rescind portions of the rule. In June 2017, the EPA also proposed a two-year stay of certain requirements of the methane rule pending the reconsideration proceedings; however, the rule remains in effect in the meantime. Similarly, in November 2016, the federal Bureau of Land Management (“BLM”) issued a final rule to reduce methane emissions by regulating venting, flaring, and leaks from oil and gas operations on federal and American Indian lands. California and New Mexico have challenged the rule in ongoing litigation. In addition, in April 2018, a coalition of states filed a lawsuit aiming to force EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas section; that lawsuit is currently pending.

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

Hydraulic Fracturing Activities

 Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into targeted geological formations to fracture the surrounding rock and stimulate production.  Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Additionally, the EPA published in June 2016 an effluent limitations guideline final rule pursuant to its authority under the SDWA prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; asserted regulatory authority in 2014 under the SDWA over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule in March 2015 establishing new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands including well casing and wastewater storage requirements and an obligation for exploration and production operators to disclose what chemicals they are using in fracturing activities. However, following years of litigation, the BLM rescinded the rule in December 2017. Additionally, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In the event that a new, federal level of legal restrictions relating to the hydraulic fracturing process is adopted in areas where we operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

At the state level, Colorado, where we conduct significant operations, is among the states that has adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well-construction requirements on hydraulic fracturing operations. Moreover, states could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Also, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives that, if approved, would allow revisions to the state constitution in a manner that would make such exploration and production activities in the state more difficult in the future. However, during the November 2016 voting process, one proposed amendment placed on the Colorado state ballot making it relatively more difficult to place an initiative on the state ballot was passed by the voters. As a result, there are more stringent procedures now in place for placing an initiative on a state ballot. In addition to state laws, local land use restrictions may restrict drilling or the hydraulic fracturing process and cities may adopt local ordinances allowing hydraulic fracturing activities within their jurisdictions but regulating the time, place and manner of those activities.

For example, on November 6, 2018, registered voters in the State of Colorado cast their ballots and rejected Proposition 112 (“Prop. 112”), with 55% of ballots cast against the measure. Prop. 112 would have created a rigid 2,500-foot setback from oil and gas facilities to the nearest occupied structure and other “vulnerable areas,” which included parks, ball fields, open space, streams, lakes and intermittent streams. It would have dramatically increased the amount of surface area off-limits to new energy development by 26 times and put 94% of private land in the top five oil and gas producing counties in the State of Colorado off-limits to new development. See further discussion in “Part I” – “Item 1A. Risk Factors.”

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

In the event that local or state restrictions or prohibitions are adopted in areas where we conduct operations, that impose more stringent limitations on the production and development of oil and natural gas, including, among other things, the development of increased setback distances, we and similarly situated oil and natural exploration and production operators in the state may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we and similarly situated operates are ultimately able to produce from our reserves. Any such increased costs, delays, cessations, restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, including, for example, on federal and American Indian lands, we could incur potentially significant added cost to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

Moreover, because most of our operations are conducted in two particular areas, the Permian Basin in New Mexico and the D-J Basin in Colorado, legal restrictions imposed in that area will have a significantly greater adverse effect than if we had our operations spread out amongst several diverse geographic areas. Consequently, in the event that local or state restrictions or prohibitions are adopted in the Permian Basin in New Mexico and/or the D-J Basin in Colorado that impose more stringent limitations on the production and development of oil and natural gas, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves. Any such increased costs, delays, cessations, restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

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

Employees

At December 31, 2018, we employed 14 people and also utilize the services of independent contractors to perform various field and other services. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

Risks Related to the Oil, NGL and Natural Gas Industry and Our Business

Declines in oil and, to a lesser extent, NGL and natural gas prices, will adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 93% of our estimated proved reserves as of December 31, 2018 were oil, our financial results are more sensitive to movements in oil prices. Since mid-2014, the price of crude oil has significantly declined, although the price of crude has subsequently recovered to current levels. As a result, we experienced significant decreases in crude oil revenues and recorded asset impairment charges driven by commodity price declines. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices may cause further decline in our stock price. During the year ended December 31, 2018, the daily NYMEX WTI oil spot price ranged from a high of $77.41 per Bbl to a low of $44.48 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $6.24 per MMBtu to a low of $2.49 per MMBtu.

We have a limited operating history and expect to continue to incur losses for an indeterminable period of time.

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses and negative cash flows from operating activities in the past and expect to continue to incur substantial net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We have incurred net losses of $84,494,000 from the date of inception (February 9, 2011) through December 31, 2018. Additionally, we are dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful and funds may not be available on favorable terms, if at all.

We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. New companies must develop successful business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other measures necessary to conduct their intended business activities. We may not be successful in implementing our business strategies or in completing the development of the infrastructure necessary to conduct our business as planned. In the event that one or more of our drilling programs is not completed or is delayed or terminated, our operating results will be adversely affected and our operations will differ materially from the activities described in this Annual Report and our subsequent periodic reports. As a result of industry factors or factors relating specifically to us, we may have to change our methods of conducting business, which may cause a material adverse effect on our results of operations and financial condition. The uncertainty and risks described in this Annual Report may impede our ability to economically find, develop, exploit and acquire oil and natural gas reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows provided by our operating activities in the future.

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

Additionally, due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our reserves, either because we are unable to raise sufficient funding for such development activities, or otherwise, or in the event we are unable to acquire additional operating properties, we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise additional required funding in the future, we will not be able to participate in the drilling of additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities.

If this were to happen, we may be forced to scale back our business plan, sell or liquidate assets to satisfy outstanding debts, all of which could result in the value of our outstanding securities declining in value.

We may not be able to generate sufficient cash flow to meet any future debt service and other obligations due to events beyond our control.

Our ability to generate cash flows from operations, to make payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally, the price of oil and other risks described below. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If for any reason we are unable to meet our future debt service and repayment obligations, we may be in default under the terms of the agreements governing our indebtedness, which could allow our creditors at that time to declare our outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings. In addition, the lenders under our credit facilities or other secured indebtedness could seek to foreclose on any of our assets that are their collateral. If the amounts outstanding under our indebtedness were to be accelerated, or were the subject of foreclosure actions, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

All of our crude oil, natural gas and NGLs production is located in the Permian Basin and the D-J Basin, making us vulnerable to risks associated with operating in only two geographic areas. In addition, we have a large amount of proved reserves attributable to a small number of producing formations.

Our operations are focused solely in the Permian Basin located in Chaves and Roosevelt Counties, New Mexico, and the D-J Basin of Weld and Morgan Counties, Colorado, which means our current producing properties and new drilling opportunities are geographically concentrated in those two areas. Because our operations are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including:

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

For example, bottlenecks in processing and transportation that have occurred in some recent periods in the Permian Basin and D-J Basin may negatively affect our results of operations, and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors. Similarly, the concentration of our assets within a small number of producing formations exposes us to risks, such as changes in field-wide rules that could adversely affect development activities or production relating to those formations. Such an event could have a material adverse effect on our results of operations and financial condition. In addition, in areas where exploration and production activities are increasing, as has been the case in recent years in the Permian Basin and D-J Basin, the demand for, and cost of, drilling rigs, equipment, supplies, personnel and oilfield services increase. Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital forecast, which could have a material adverse effect on our business, financial condition or results of operations.

Drilling for and producing oil and natural gas are highly speculative and involve a high degree of risk, with many uncertainties that could adversely affect our business. We have not recorded significant proved reserves, and areas that we decide to drill may not yield oil or natural gas in commercial quantities or at all.

Exploring for and developing hydrocarbon reserves involves a high degree of operational and financial risk, which precludes us from definitively predicting the costs involved and time required to reach certain objectives. Our potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill, to locations that will require substantial additional interpretation before they can be drilled. The budgeted costs of planning, drilling, completing and operating wells are often exceeded and such costs can increase significantly due to various complications that may arise during the drilling and operating processes. Before a well is spud, we may incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Exploration wells bear a much greater risk of loss than development wells. The analogies we draw from available data from other wells, more fully explored locations or producing fields may not be applicable to our drilling locations. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our operations as proposed and could be forced to modify our drilling plans accordingly.

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

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of oil fell dramatically starting in mid-2014 from a high of over $100 per barrel in June 2014 to lows below $30 per barrel in early 2016, and has only recently recovered to current levels, in each case based on West Texas Intermediate (WTI) prices, due to a combination of factors including increased U.S. supply, global economic concerns, the likely resumption of oil exports from Iran and OPEC’s decision not to reduce supply. Prices for natural gas and NGLs experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

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

●
speculative trading of oil, NGLs and natural gas futures contracts;

●
localized supply and demand fundamentals, including the availability, proximity and capacity of gathering and transportation systems for natural gas;

●
the availability of refining capacity;

●
the prices and availability of alternative fuel sources;

●
weather conditions and natural disasters;

●
political conditions in or affecting oil, NGLs and natural gas producing regions, including the Middle East and South America;

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

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which will adversely affect our business, financial condition and results of operations.

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

We may incur indebtedness which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our unit costs.

We currently have no outstanding indebtedness, but we may incur significant amounts of indebtedness in the future in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

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

Our management team has identified and scheduled drilling locations in our operating areas over a multi-year period. Our ability to drill and develop these locations depends on a number of factors, including the availability of equipment and capital, approval by regulators, seasonal conditions, oil and natural gas prices, assessment of risks, costs and drilling results. The final determination on whether to drill any of these locations will be dependent upon the factors described elsewhere in this Annual Report and the documents incorporated by reference herein, as well as, to some degree, the results of our drilling activities with respect to our established drilling locations. Because of these uncertainties, we do not know if the drilling locations we have identified will be drilled within our expected timeframe or at all or if we will be able to economically produce hydrocarbons from these or any other potential drilling locations. Our actual drilling activities may be materially different from our current expectations, which could adversely affect our business, financial condition and results of operations.

Potential conflicts of interest could arise for certain members of our management team and board of directors that hold management positions with other entities and our senior lender.

Dr. Simon Kukes, our Chief Executive Officer and member of our board of directors, J. Douglas Schick, our President, and Clark R. Moore, our Executive Vice President, General Counsel and Secretary, hold various other management positions with privately-held companies, some of which are involved in the oil and gas industry, and Dr. Simon Kukes is the principal of SK Energy LLC, the Company’s largest shareholder. Dr. Kukes also beneficially owns 82.4% of our voting securities. We believe these positions require only an immaterial amount of each officers’ time and will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officers’ position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers performing services for us and these other entities.

We currently license only a limited amount of seismic and other geological data and may have difficulty obtaining additional data at a reasonable cost, which could adversely affect our future results of operations.

We currently license only a limited amount of seismic and other geological data to assist us in exploration and development activities. We may obtain access to additional data in our areas of interest through licensing arrangements with companies that own or have access to that data or by paying to obtain that data directly. Seismic and geological data can be expensive to license or obtain. We may not be able to license or obtain such data at an acceptable cost. In addition, even when properly interpreted, seismic data and visualization techniques are not conclusive in determining if hydrocarbons are present in economically producible amounts and seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock.

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

We are not the operator on some of our properties located in our D-J Basin Asset, and, as a result, our ability to exercise influence over the operations of these properties or their associated costs is limited. Our dependence on the operators and other working interest owners of these projects and our limited ability to influence operations and associated costs or control the risks could materially and adversely affect the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors, including:

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

The disruption of third-party facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products. The third parties' control when or if such facilities are restored and what prices will be charged. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production could adversely affect our business, financial condition and results of operations.

The prices that we will receive for our oil and natural gas production sometimes may reflect a discount to the relevant benchmark prices, such as the New York Mercantile Exchange (NYMEX), that are used for calculating hedge positions. The difference between the benchmark price and the prices we receive is called a differential. Increases in the differential between the benchmark prices for oil and natural gas and the wellhead price we receive could adversely affect our business, financial condition and results of operations. We do not have, and may not have in the future, any derivative contracts or hedging covering the amount of the basis differentials we experience in respect of our production. As such, we will be exposed to any increase in such differentials.

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

We derive and will derive in the future, substantially all of our revenues from the sale of our oil and natural gas to unaffiliated third-party purchasers, independent marketing companies and mid-stream companies. Any delays in payments from our purchasers caused by financial problems encountered by them will have an immediate negative effect on our results of operations.

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

In addition, the 10% discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under Generally Accepted Accounting Principles (“GAAP”) is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and natural gas industry in general.

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

In the event that we continue to choose not to hedge our exposure to reductions in oil and natural gas prices by purchasing futures and/or by using other hedging strategies, we may be subject to a significant reduction in prices which could have a material negative impact on our profitability. Alternatively, we may elect to use hedging transactions with respect to a portion of our oil and natural gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use also may limit future revenues from price increases. Hedging transactions also involve the risk that the counterparty may be unable to satisfy its obligations.

Changes in the legal and regulatory environment governing the oil and natural gas industry, particularly changes in the current Colorado forced pooling system, could have a material adverse effect on our business.

Our business is subject to various forms of government regulation, including laws and regulations concerning the location, spacing and permitting of the oil and natural gas wells we drill, among other matters. In particular, our business in the D-J Basin of Colorado utilizes a methodology available in Colorado known as “forced pooling,” which refers to the ability of a holder of an oil and natural gas interest in a particular prospective drilling spacing unit to apply to the Colorado Oil and Gas Conservation Commission for an order forcing all other holders of oil and natural gas interests in such area into a common pool for purposes of developing that drilling spacing unit. This methodology is especially important for our operations in the Greeley area, where there are many interest holders. Changes in the legal and regulatory environment governing our industry, particularly any changes to Colorado forced pooling procedures that make forced pooling more difficult to accomplish, could result in increased compliance costs and adversely affect our business, financial condition and results of operations.

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

For example, in 2014, 2016 and 2018, opponents of hydraulic fracturing sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us. One of the proposed initiatives would have made the vast majority of the surface area of the state ineligible for drilling, including substantially all of our planned future drilling locations. Although none of the proposed initiatives were passed, future initiatives are possible. Similarly, proposals are made from time to time to adopt new, or amend existing, laws and regulations to address hydraulic fracturing or climate change concerns through further regulation of exploration and development activities. Please read “Part I” – “Item 1 and 2. Business and Properties” — “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters” for a further description of the laws and regulations that affect us. We cannot predict the nature, outcome, or effect on us of future regulatory initiatives, but such initiatives could materially impact our results of operations, production, reserves, and other aspects of our business.

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

We are affected significantly by a substantial number of governmental regulations relating to, among other things, the release or disposal of materials into the environment, health and safety, land use, and other matters. A summary of the principal environmental rules and regulations to which we are currently subject is set forth in “Part I” – “Item 1 and 2. Business and Properties” — “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters.” Compliance with such laws and regulations often increases our cost of doing business and thereby decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the incurrence of investigatory or remedial obligations, or the issuance of cease and desist orders.

The environmental laws and regulations to which we are subject may, among other things:

●
require us to apply for and receive a permit before drilling commences or certain associated facilities are developed;

●
restrict the types, quantities, and concentrations of substances that can be released into the environment in connection with drilling, hydraulic fracturing, and production activities;

●
limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other “waters of the United States,” threatened and endangered species habitat, and other protected areas;

●
require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells;

●
require us to add procedures and/or staff in order to comply with applicable laws and regulations; and

●
impose substantial liabilities for pollution resulting from our operations.

In addition, we could face liability under applicable environmental laws and regulations as a result of the activities of previous owners of our properties or other third parties. For example, over the years, we have owned or leased numerous properties for oil and natural gas activities upon which petroleum hydrocarbons or other materials may have been released by us or by predecessor property owners or lessees who were not under our control. Under applicable environmental laws and regulations, including The Comprehensive Environmental Response, Compensation, and Liability Act - otherwise known as CERCLA or Superfund, The Resource Conservation and Recovery Act (“RCRA”), and state laws, we could be held liable for the removal or remediation of previously released materials or property contamination at such locations, or at third-party locations to which we have sent waste, regardless of our fault, whether we were responsible for the release or whether the operations at the time of the release were lawful.

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

Our operations in the Permian Basin in Chaves and Roosevelt Counties, New Mexico, and the D-J Basin in Weld and Morgan Counties, Colorado, involve utilizing the latest drilling and completion techniques in order to maximize cumulative recoveries and therefore generate the highest possible returns. Risks that we may face while drilling include, but are not limited to, landing our well bore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the well bore and being able to run tools and other equipment consistently through the horizontal well bore. Risks that we may face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the well bore during completion operations and successfully cleaning out the well bore after completion of the final fracture stimulation stage.

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

Part of our strategy involves using some of the latest available horizontal drilling and completion techniques. The results of our drilling in these plays are subject to drilling and completion technique risks, and results may not meet our expectations for reserves or production.

Many of our operations involve, and are planned to utilize, the latest drilling and completion techniques as developed by us and our service providers in order to maximize production and ultimate recoveries and therefore generate the highest possible returns. Risks we face while completing our wells include, but are not limited to, the inability to fracture stimulate the planned number of stages, the inability to run tools and other equipment the entire length of the well bore during completion operations, the inability to recover such tools and other equipment, and the inability to successfully clean out the well bore after completion of the final fracture stimulation. Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, limited access to gathering systems and takeaway capacity, and/or prices for crude oil, natural gas, and NGLs decline, then the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of oil and gas properties and the value of our undeveloped acreage could decline in the future.

Uncertainties associated with enhanced recovery methods may result in us not realizing an acceptable return on our investments in such projects.

Production and reserves, if any, attributable to the use of enhanced recovery methods are inherently difficult to predict. If our enhanced recovery methods do not allow for the extraction of crude oil, natural gas, and associated liquids in a manner or to the extent that we anticipate, we may not realize an acceptable return on our investments in such projects. In addition, as proposed legislation and regulatory initiatives relating to hydraulic fracturing become law, the cost of some of these enhanced recovery methods could increase substantially.

A significant amount of our D-J Basin Asset acreage must be drilled before lease expiration, generally within three to five years, and a significant amount of our Permian Basin Asset acreage must be drilled pursuant to governing agreements and leases, in order to hold the acreage by production. In the highly competitive market for acreage, failure to drill sufficient wells in order to hold acreage will result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities.

Our leases on oil and natural gas properties in the D-J Basin typically have a primary term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. Currently 11,738 of our D-J Basin Asset acreage is held by production and not subject to lease expiration, with approximately 220 acres subject to lease expiration if these acres are not developed by us or other operators in whose wells we participate on such acreage prior to expiration. Similarly, currently 2,886 of our Permian Basin Asset acreage is held by production and not subject to lease expiration, with approximately 20,555 acres subject to lease or governing agreement expiration if these acres are not developed by us prior to expiration. The loss of substantial leases could have a material adverse effect on our assets, operations, revenues and cash flow and could cause the value of our securities to decline in value.

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

The swaps regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows.

The provisions of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules adopted and to be adopted by the Commodity Futures Trading Commission (“CFTC”), the SEC and other federal regulators establishing federal regulation of the over-the-counter (“OTC”) derivatives market and entities that participate in that market may adversely affect our ability to manage certain of our risks on a cost effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our oil and gas.

We expect that our potential future hedging activities will remain subject to significant and developing regulations and regulatory oversight. However, the full impact of the various U.S. regulatory developments in connection with these activities will not be known with certainty until such derivatives market regulations are fully implemented and related market practices and structures are fully developed.

Our operations are substantially dependent on the availability of water. Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local land owners for use in our operations. When drought conditions occur, governmental authorities may restrict the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. Both New Mexico and Colorado have relatively arid climates and experience drought conditions from time to time. If we are unable to obtain water to use in our operations from local sources or dispose of or recycle water used in operations, or if the price of water or water disposal increases significantly, we may be unable to produce oil and natural gas economically, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Over the past approximate nine months we have been significantly dependent on capital provided to us by SK Energy.

Since June 2018, SK Energy, which is owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director, has loaned us an aggregate of $51,700,000 to support our operations and for acquisitions, all of which loans were evidenced by promissory notes. The promissory notes generally had terms which were more favorable to us than we would have been able to obtain from third parties, including, generally favorable interest rates, no restrictions on further borrowing or financial covenants and no security interests in our assets. Such notes have to date been converted into 29.5 million shares of common stock at conversion prices which were above the then trading prices of our common stock. While SK Energy has verbally advised us that it intends to provide us additional funding as needed, nothing has been documented to date, and such future funding, if any, may not ultimately be provided on favorable terms, if at all. In the event that we are forced to obtain funding from parties other than SK Energy, such funding terms will likely not be as favorable to the Company as the funding provided by SK Energy, and may not be available in such amounts as previously provided by SK Energy. In the event SK Energy fails to provide us future funding, when and if needed, it could have a material adverse effect on our liquidity, results of operations and could force us to borrow funds from outside sources on less favorable terms than our prior debt.

Negative public perception regarding us and/or our industry could have an adverse effect on our operations.

Negative public perception regarding us and/or our industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, waste disposal, oil spills, seismic activity, climate change, explosions of natural gas transmission lines and the development and operation of pipelines and other midstream facilities may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Additionally, environmental groups, landowners, local groups and other advocates may oppose our operations through organized protests, attempts to block or sabotage our operations or those of our midstream transportation providers, intervene in regulatory or administrative proceedings involving our assets or those of our midstream transportation providers, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our assets and business or those of our midstream transportation providers. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business.

Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities.

Our business could be adversely affected by security threats, including cybersecurity threats.

We face various security threats, including cybersecurity threats to gain unauthorized access to our sensitive information or to render our information or systems unusable, and threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as gathering and processing facilities, refineries, rail facilities and pipelines. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business, financial condition and results of operations. For example, unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruptions, or other disruptions to our operations.

Our implementation of various procedures and controls to monitor and mitigate such security threats and to increase security for our information, systems, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information or facilities, infrastructure and systems essential to our business and operations, as well as data corruption, reputational damage, communication interruptions or other disruptions to our operations, which, in turn, could have a material adverse effect on our business, financial position and results of operations.

Weather and climate may have a significant and adverse impact on us.

Demand for crude oil and natural gas is, to a degree, dependent on weather and climate, which impacts, among other things, the price we receive for the commodities we produce and, in turn, our cash flows and results of operations. For example, relatively warm temperatures during a winter season generally result in relatively lower demand for natural gas (as less natural gas is used to heat residences and businesses) and, as a result, lower prices for natural gas production.

In addition, there has been public discussion that climate change may be associated with more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability, and other related phenomena, which could affect some, or all, of our operations. Our exploration, exploitation and development activities and equipment could be adversely affected by extreme weather events, such as winter storms, flooding and tropical storms and hurricanes, which may cause a loss of production from temporary cessation of activity or damaged facilities and equipment. Such extreme weather events could also impact other areas of our operations, including access to our drilling and production facilities for routine operations, maintenance and repairs, the installation and operation of gathering, processing, compression, storage and transportation facilities and the availability of, and our access to, necessary third-party services, such as gathering, processing, compression, storage and transportation services. Such extreme weather events and changes in weather patterns may materially and adversely affect our business and, in turn, our financial condition and results of operations.

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

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock. Up to $100,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3/A (File No. 333-214415) that we filed with the Securities and Exchange Commission on December 20, 2016, and which was declared effective on January 17, 2017. To date, an aggregate of approximately $18.1 million in securities have been sold by us under the prior Form S-3 which the December 2016 Form S-3 replaced, leaving approximately $81.9 million in securities which will be eligible for sale in the public markets from time to time, if ever, as our public float exceeds $75 million, from selling securities in a public primary offering under Form S-3 with a value exceeding more than one-third of the aggregate market value of the common stock held by non-affiliates of the Company every twelve months. We have also entered into an At Market Issuance Sales Agreement, or sales agreement, with National Securities Corporation, or NSC, relating to up to $2.0 million of shares of our common stock which may be offered from time to time in “at the market offerings” and filed a final prospectus in connection with such offering with the SEC, pursuant to which the Company has, to date, sold an aggregate of 590,335 shares of common stock at prices ranging from $0.90 to $1.12 per share for an aggregate purchase price of $641,000, to which an underwriter’s fee of 3.0% was applied, leaving approximately $1.36 million remaining available for issuance thereunder, subject to limitation under the SEC’s “Baby Shelf Rules”. Additionally, if our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.

As of December 31, 2018, there are outstanding stock options to purchase 890,232 shares of our common stock and outstanding warrants to purchase 1,216,685 shares of our common stock. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We previously filed registration statements with the SEC on Form S-8 providing for the registration of an aggregate of approximately 6,134,915 shares of our common stock, issued, issuable or reserved for issuance under our equity incentive plans. Subject to the satisfaction of vesting conditions, the expiration of lockup agreements, any management 10b5-1 plans and certain restrictions on sales by affiliates, shares registered under registration statements on Form S-8 will be available for resale immediately in the public market without restriction.

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

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, our Chief Executive Officer, Dr. Simon Kukes and our President, Mr. J. Douglas Schick. Our performance and success are dependent to a large extent on the efforts and continued employment of Dr. Kukes and Mr. Schick. We do not believe that Dr. Kukes or Mr. Schick could be quickly replaced with personnel of equal experience and capabilities, and their successor(s) may not be as effective. If Dr. Kukes, Mr. Schick, or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. We have no employment or similar agreement in place with Dr. Kukes. Mr. Schick is party to an employment agreement with us which has no stated term and can be terminated by either party without cause.

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

Dr. Simon Kukes, our Chief Executive Officer and a member of board of directors, beneficially owns approximately 82.4% of our common stock through SK Energy LLC, which gives him majority voting control over shareholder matters and his interests may be different from your interests.

Dr. Simon Kukes, our Chief Executive Officer and member of the board of directors, is the principal and sole owner of SK Energy LLC, which beneficially owns approximately 81.2% of our issued and outstanding common stock and Dr. Kukes, together with the ownership of SK Energy, beneficially owns approximately 82.4% of our issued and outstanding common stock. As such, Dr. Kukes can control the outcome of all matters requiring a shareholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the shareholders generally, while Dr. Kukes’ interests may generally be aligned with the interests of our shareholders, in some instances Dr. Kukes may have interests different than the rest of our shareholders, including but not limited to, future potential company financings in which SK Energy may participate, or his leadership at the Company. Dr. Kukes’ influence or control of our company as a shareholder may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other shareholders. Because Dr. Kukes controls the shareholder vote, investors may find it difficult to replace Dr. Kukes (and such persons as he may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Dr. Kukes may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders.

Provisions of Texas law may have anti-takeover effects that could prevent a change in control even if it might be beneficial to our shareholders.

Provisions of Texas law may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline. Under Texas law, a shareholder who beneficially owns more than 20% of our voting stock, or any “affiliated shareholder,” cannot acquire us for a period of three years from the date this person became an affiliated shareholder, unless various conditions are met, such as approval of the transaction by our board of directors before this person became an affiliated shareholder (such as the approval of our board of directors of Dr. Kukes’ ownership of the Company) or approval of the holders of at least two-thirds of our outstanding voting shares not beneficially owned by the affiliated shareholder.

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

Investors should keep in mind that the board of directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us subsequent to the date of this Annual Report and/or give those holders the power to prevent or cause a change in control, even if that change in control might benefit our shareholders. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease.

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

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, subject to the requirements of the NYSE American (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions, including sales in a public offerings and/or sales which are undertaken at or above the greater of the book value and/or market value of the issuer’s common stock on the date the transaction is agreed to be completed), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

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

If persons engage in short sales of our common stock, including sales of shares to be issued upon exercise of our outstanding warrants, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market upon such exercise, which could encourage short sales that could further undermine the value of our common stock. Shareholders could, therefore, experience a decline in the values of their investment as a result of short sales of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since September 10, 2013, the Company’s shares of common stock have traded on the NYSE American under the ticker symbol “PED.”

Shareholders

As of March 27, 2019, there were approximately 759 holders of record of our common stock, not including any persons who hold their stock in “street name”.

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

Preferred Stock

At December 31, 2018 and as of the date of this filing, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A Convertible Preferred Stock”.

On February 23, 2015, the Company issued 66,625 Series A Convertible Preferred Stock shares to Golden Globe Energy (US), LLC (“GGE”) as part of the consideration paid for the acquisition of assets from GGE in February 2015. The grant date fair value of the Series A Convertible Preferred Stock was $28,402,000, based on a calculation using a binomial lattice option pricing model.

As part of the required conditions to closing the sale of the SK Energy Note as described further in “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 8 Notes Payable”, SK Energy entered into a Stock Purchase Agreement with GGE, pursuant to which, SK Energy purchased, for $100,000, all of the Series A Convertible Preferred Stock.

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

The transactions affected pursuant to the Stock Purchase Agreement (i.e., the sale of the Series A Convertible Preferred Stock to a party other than GGE), triggered the automatic termination, pursuant to the terms of the Designation, of the right of GGE, upon notice to us, to appoint designees to fill up to two (2) seats on our Board of Directors, one of which must be an independent director as defined by applicable rules. As such, effective upon the closing of the Stock Purchase Agreement, our common stockholders have the right to appoint all members of our Board of Directors via plurality vote.

On July 3, 2018, SK Energy converted all of its 66,625 outstanding shares of Series A Convertible Preferred Stock into 6,662,500 shares of the Company’s common stock.

As of December 31, 2018 and 2017, there were -0- and 66,625 shares of the Company’s Series A Convertible Preferred Stock outstanding, respectively.  There are no outstanding shares of preferred stock as of the date of this filing.

Stock Transfer Agent

Our stock transfer agent is First American Stock Transfer, Inc., located at 6201 15th Ave., Brooklyn, New York 11219.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2018 and from the period from January 1, 2019 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

The Company has agreed to pay NSC commissions for its services in acting as agent in the sale of the Shares in the amount equal to 3.0% of the gross sales price of all Shares sold pursuant to the Agreement. The Company also paid various expenses in connection with the offering, including reimbursing $30,000 of NSC’s legal fees, which has been paid. The Company has also agreed to provide NSC with customary indemnification and contribution rights.

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

During the year ended December 31, 2018 and through the date of this filing, the Company made no sales of common stock under the Sales Agreement and the prospectus associated therewith.

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

Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesberg Basin in Colorado.  As of December 31, 2018, we held approximately 23,441 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through PEDCO and approximately 11,948 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk. As of December 31, 2018, we held interests in 337 gross (337 net) wells in our Permian Basin Asset of which 51 are active producers, 18 are active injectors and one well is an active SWD, all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 69 gross (21.5 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 29 gross (5.2 net) wells are non-operated, and 22 wells have an after-payout interest.

Detailed information about our business plans and operations, including our core D-J Basin and Permian Basin Assets, is contained under “Part 1” — “Item 1 and 2. Business and Properties” above.

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
●
net income.

Reserves

Our estimated net proved crude oil and natural gas reserves at December 31, 2018 and 2017 were approximately 12.4 million Boe and 3.7 million Boe, respectively. This reserve level increased approximately 8.7 million Boe or 244%, from 2017 to 2018. In 2018, we had a significant increase in reserves primarily due to our acquisition of the Permian Basin Assets in September 2018.

Using the average monthly crude oil price of $59.22 per Bbl and natural gas price of $1.56 per thousand cubic feet (Mcf) for the twelve months ended December 31, 2018, our estimated discounted future net cash flow (PV-10) before tax expenses for our proved reserves was approximately $181.3 million, of which approximately $173.3 million are proved undeveloped reserves. Total reserve value at December 31, 2018 represents an increase of approximately $150.0 million or 48% from a year earlier using the same SEC pricing and reserves methodology. The significant increase can be attributed to our acquisition noted above, which represents over 95% of our total reserves as of December 31, 2018. Oil, natural gas and NGL prices are market driven and have been historically volatile, and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality, and geopolitical and economic factors, and such volatility can have a significant impact on our estimates of proved reserves and the related PV-10 value.

The reserves as of December 31, 2018 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Cawley, Gillespie & Associates, Inc. A large portion of the proved undeveloped crude oil reserves are associated with the Permian Basin formation. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers, and may actually be more or less.

Oil and Natural Gas Sales Volumes

During the year ended December 31, 2018, our net crude oil and natural sales volumes increased to 92,985 Bbls or 255 Bopd from 81,178 Bbls, or 222 Bopd, a 15% increase over the previous fiscal year. The production increase is primarily related to the Company’ acquisition of oil and gas properties in third quarter of 2018.

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the year ended December 31, 2018. There were no other significant expenditures in 2017 (in thousands):

2018
Capital Expenditures
Leasehold Acquisitions (1)	$18,849
Property Acquisitions (1)	2,181
Drilling and Facilities (1)	8,933
Other (2)	1,928
Total	$31,891

(1)
Consists of amounts primarily related to the New Mexico and Condor property acquisitions (discussed in greater detail at “Item 8. Financial Statements and Supplementary Data” - “Note 6 - Oil and Gas Properties.”)
(2)
Other non-cash acquisitions relate to the present value of the estimated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our natural gas and crude oil and condensate revenues, refer to “Results of Operations” below.

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended December 31, 2018 should be read in conjunction with the consolidated financial statements of PEDEVCO Corp. and notes thereto included herein (see “Item 8. Financial Statements and Supplementary Data”).

We reported net income for the year ended December 31, 2018 of $53.6 million, or $4.80 per share, compared to net loss for the year ended December 31, 2017 of $36.4 million or ($6.22) per share. The increase in net income was primarily due to the recognition of $70.3 million in gain on debt restructuring in 2018, and the effects of a $19.0 million impairment of our oil and gas properties in 2017. Excluding these two significant transactions, our net loss would have decreased by $0.7 million, mainly as result of a decrease of $5.1 million in interest expense incurred prior to our debt restructuring, offset by a decrease in our operating margin of $4.4 million, as a result of additional well and depletion costs from our acquisitions, when comparing the current period to the prior period.

Net Revenues

The following table sets forth the revenue and production data for the years ended December 31, 2018 and 2017:

				%
	2018	2017	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	70,395	52,260	18,135	35%
Natural Gas (Mcf)	89,769	100,254	(10,485)	(10%)
NGL (Mcf)	45,774	73,254	(27,480)	(38%)
Total (Boe)	92,985	81,178	11,807	15%

Crude Oil (Bbls per day)	193	143	50	35%
Natural Gas (Mcf per day)	246	275	(29)	(11%)
NGL (Mcf per day)	125	201	(76)	(38%)
Total (Boe per day)	255	222	33	15%

Average Sale Price:
Crude Oil ($/Bbl)	$59.00	$47.15	$11.85	25%
Natural Gas($/Mcf)	2.56	2.97	(0.41)	(14%)
NGL ($/Mcf)	3.05	3.46	(0.41)	(12%)

Net Operating Revenues (In thousands):
Crude Oil	$4,153	$2,464	$1,689	69%
Natural Gas	230	298	(68)	(23%)
NGL	140	253	(113)	(45%)
Total Revenues	$4,523	$3,015	$1,508	50%

(1)	Assumes 6 Mcf of natural gas and NGL equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the year ended December 31, 2018 increased $1.5 million, or 50%, to $4.5 million, compared to $3.0 million for the same period a year ago due primarily to a favorable crude oil volume variance of $0.9 million coupled with a favorable crude oil price variance of 0.6 million. The production increase can be attributed to the Company’s acquisition of additional oil and gas properties in the late third quarter of 2018 (discussed in greater detail at “Item 8. Financial Statements and Supplementary Data” - “Note 6 - Oil and Gas Properties”).

Net Operating and Other (Income) Expenses

The following table sets forth operating and other expenses for the years ended December 31, 2018 and 2017 (In thousands):

				%
	2018	2017	Increase (Decrease)	Increase (Decrease)

Lease Operating Expenses	$2,821	$1,348	$1,473	109%
Exploration Expenses	47	2	45	2,250%
Depreciation, Depletion,
Amortization and Accretion	6,519	3,754	2,765	74%
Impairment of Oil and Gas Properties	-	18,950	(18,950)	(100%)

General and Administrative (Cash)	$3,278	$1,874	$1,404	75%
Share-Based Compensation (Non-Cash)	862	655	207	32%
Total General and Administrative Expense	4,140	$2,529	$1,611	64%

Interest Expense	$7,699	$12,798	$(5,099)	(40%)
Gain on Debt Extinguishment	$(70,309)	$-	$(70,309)	100%

Lease Operating Expenses. The increase of $1.5 million was primarily due to workover expenses and somewhat higher variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during 2018, compared to 2017 due to the Permian Asset acquisition.

Exploration Expense.  The increase of $45,000 was due to a small increase in exploration activity undertaken by the Company in the current year, compared to the prior year.

Depreciation, Depletion, Amortization and Accretion (“DD&A”). The $2.8 million increase was primarily the result of higher oil volume resulting from the increased number of wells and increased oil production from our 2018 property acquisitions, compared to 2017.

Impairment of Oil and Gas Properties. In 2017, the Company recognized an impairment of $19.0 million for its oil and gas properties resulting from a delay in the funding necessary to support the capital expenditures used in the reserve report for development of the proven undeveloped acreage. No such impairment charge was recorded during 2018.

General and Administrative Expenses (“G&A”) (excluding share-based compensation). The increase of $1.4 million was primarily due to increases in payroll, including $350,000 in severance costs, as well as other cost increases resulting from the hiring of additional personnel and consultants for fiscal year 2018, compared to 2017.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased approximately 32%, primarily due to an increase in the awarding of employee stock-based options and compensation. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense.  The decrease of $5.1 million was due primarily to lower loan balances compared to the prior year’s period as a result of the Company’s June 2018 debt restructuring.

Gain on Debt Extinguishment. The Company recognized a gain of $70.3 million on the Company’s debt restructuring, which occurred in June 2018.

Liquidity and Capital Resources

The primary sources of cash for the Company during the year ended December 31, 2018 were funds borrowed pursuant to promissory notes (the majority of which were convertible into common stock), the majority of which funds came from SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and member of the Board of Directors, and sales of crude oil and natural gas. The primary uses of cash were funds used for acquisitions and development costs and operations. Subsequent to December 31, 2018, the primary sources of the Company’s cash have been sales of crude oil and an additional borrowing.

Working Capital

At December 31, 2018, the Company’s total current liabilities of $8.9 million exceeded its total current assets of $6.8 million, resulting in a working capital deficit of $2.1 million, while at December 31, 2017, the Company’s total current liabilities of $3.4 million exceeded its total current assets of $1.4 million, resulting in a working capital deficit of $2.0 million. The $0.1 million increase in the working capital deficit is primarily related to increases in current liabilities as of December 31, 2018, due to cash borrowed under our convertible notes in excess of amounts used for our oil and gas property acquisitions of approximately $10.7 million, offset by a $4.9 million increase in our cash balance (including restricted cash of $2.3 million) and a $5.7 million increase in payables and accrued expenses related to our capital drilling projects.

Financing

A summary of our financing transactions and other recent funding transactions can be found above under “Part I” – “Item 1 and 2. Business and Properties” – “Material Transactions” and “Recent Events”; and “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 7 – Notes Payable”, “Note 10 – Stockholders’ Equity – Preferred Stock”, “Note 12 – Related Party Transactions” and “Note 14 – Subsequent Events.”

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

We currently have no plans to sell any additional shares under the Sales Agreement.

Cash Flows (in thousands)

	Year Ended December 31,
	2018	2017
Cash flows used in operating activities	$(1,494)	$(236)
Cash flows used in investing activities	(23,118)	-
Cash flows provided by financing activities	29,474	494
Net increase in cash and restricted cash	$4,862	$258

Cash Flows used in Operating Activities. We had net cash used in operating activities of $1.5 million for the year ended December 31, 2018, which was an increase of $1.3 million as compared to the prior year period of $0.2 million. This increase was primarily due to a $90.0 million increase in net income as a result of a $70.3 million gain from our debt restructuring in the current year, which also resulted in $5.0 million less in capitalized debt interest and amortized discounts. There was also a $19 million impairment to oil and gas properties in the prior year, while no impairment was recognized in the current year.

Cash Flows used in Investing Activities. We had net cash used by investing activities for the year ended December 31, 2018 of $23.1 million, primarily due to cash paid for the acquisition of oil and gas properties and drilling activities, compared to none for the prior year’s period.

Cash Flows provided by Financing Activities. We had net cash provided by financing activities for the year ended December 31, 2018 of $29.5 million, compared to $0.5 million for the prior year’s period. The cash provided in the current year consisted primarily of proceeds from notes that were issued, offset by the repayment of notes payable in connection with our debt restructuring, while the cash provided for the previous year was due to proceeds realized from the sale of common stock.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of December 31, 2018, we did not have any off-balance sheet arrangements.

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

Depreciation, depletion and amortization of capitalized oil and gas properties is calculated on a field by field basis using the unit of production method. Lease acquisition costs are amortized over the total estimated proved developed and undeveloped reserves and all other capitalized costs are amortized over proved developed reserves. Costs specific to developmental wells for which drilling is in progress or uncompleted are capitalized as wells in progress and not subject to amortization until completion and production commences, at which time amortization on the basis of production will begin.

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

Stock-Based Compensation. Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. We estimate volatility by considering historical stock volatility. We have opted to use the simplified method for estimating expected term, which is equal to the midpoint between the vesting period and the contractual term.

Recently Adopted Accounting Pronouncements. Refer to Note 3 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of recently adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
PEDEVCO Corp.
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidate balance sheet of PEDEVCO Corp. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year  ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company's auditor since 2008.

Houston, Texas
April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
PEDEVCO Corp.
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PEDEVCO Corp. (the "Company") as of December 31, 2017, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2008.
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 29, 2018

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash	$3,463	$917
Restricted Cash	2,316	-
Accounts receivable – oil and gas	842	301
Prepaid expenses and other current assets	204	176
Total current assets	6,825	1,394

Oil and gas properties:
Oil and gas properties, subject to amortization, net	51,946	34,922
Oil and gas properties, not subject to amortization, net	8,516	-
Total oil and gas properties, net	60,462	34,922

Other assets	238	85
Total assets	$67,525	$36,401

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,509	$101
Accrued expenses	3,391	2,126
Revenue payable	831	557
Asset retirement obligations – current	119	-
Convertible notes payable – Bridge Notes, net of premiums of $-0- and $113, respectively	-	588
Total current liabilities	8,850	3,372

Long-term liabilities:
Accrued expenses	14	1,462
Accrued expenses – related party	943	1,733
Notes payable – Secured Promissory Notes, net of debt discount of $-0- and $2,603, respectively	-	34,159
Notes payable – Secured Promissory Notes – related party, net of debt discount of $-0- and $1,148, respectively	-	15,930
Notes payable – Secured Promissory Notes - Subordinated – related party	-	11,483
Notes payable – related party, net of debt discount of $161 and $-0-, respectively	7,694	-
Convertible notes payable – Subordinated	400	-
Convertible notes payable – Subordinated – related party	30,200	-
Notes payable – other	-	4,925
Asset retirement obligations	2,452	477
Total liabilities	50,553	73,541

Commitments and contingencies

Shareholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, -0- and 66,625 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 15,808,445 and 7,278,754 shares issued and outstanding, respectively	16	7
Additional paid-in capital	101,450	100,954
Accumulated deficit	(84,494)	(138,101)
Total shareholders’ equity (deficit)	16,972	(37,140)

Total liabilities and shareholders’ equity (deficit)	$67,525	$36,401

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	December 31,
Revenue:	2018	2017
Oil and gas sales	$4,523	$3,015

Operating expenses:
Lease operating costs	2,821	1,348
Exploration expense	47	2
Selling, general and administrative expense	4,140	2,529
Depreciation, depletion, amortization and accretion	6,519	3,754
Impairment of oil and gas properties	-	18,950
Total operating expenses	13,527	26,583

Loss on write-off of cost method investment	-	(4)
Operating income (loss)	(9,004)	(23,572)

Other income (expense):
Interest expense	(7,699)	(12,798)
Interest income	1	-
Gain on debt restructuring	70,309	-
Total other income (expense)	62,611	(12,798)

Net income (loss)	$53,607	$(36,370)

Earnings (loss) per common share:
Basic	$4.80	$(6.22)
Diluted	$4.74	$(6.22)

Weighted average number of common shares outstanding:
Basic	11,168,490	5,847,387
Diluted	11,313,246	5,847,387

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	December 31,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$53,607	$(36,370)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	6,519	3,754
Impairment of oil and gas properties	-	18,950
Stock-based compensation expense	862	655
Interest expense deferred and capitalized	3,958	7,083
Gain on debt restructuring	(70,309)	-
Loss on write-off of cost method investment	-	4
Amortization of debt discount	1,415	3,237
Changes in operating assets and liabilities:
Accounts receivable	-	25
Accounts receivable – oil and gas	(541)	138
Prepaid expenses and other current assets	(28)	(3)
Accounts payable	408	(2)
Accrued expenses	1,231	1,197
Accrued expenses – related parties	1,110	1,056
Revenue payable	274	40
Net cash used in operating activities	(1,494)	(236)

Cash Flows From Investing Activities:
Cash paid for oil and gas properties, net of restricted cash received of $2,316	(19,693)	-
Cash paid for drilling costs	(43)	-
Cash paid for other property and equipment	(3,270)	-
Cash paid for oil and gas security bonds	(112)	-
Net cash used in investing activities	(23,118)	-

Cash Flows From Financing Activities:
Proceeds from notes payable	400	-
Proceeds from notes payable – related parties	37,900	-
Proceeds from the issuance of common stock, net of issuance costs	-	531
Repayment of notes payable	(7,795)	(37)
Cash paid for warrant repurchase	(1,095)	-
Proceeds from warrant exercise for common stock	64	-
Net cash provided by financing activities	29,474	494

Net increase in cash and restricted cash
Cash and restricted cash at beginning of period	917	659
Cash and restricted cash at end of period	$5,779	$917

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Accrued oil and gas development costs	$7,000	$-
Acquisition of asset retirement obligations	$2,061	$-
Changes in estimates of asset retirement costs	$133	$97
Common stock issued as debt inducement	$185	$-
Common stock issued for conversion of accrued interest on notes payable – related party	$167	$-
Issuance of restricted common stock for services upon vesting maturity	$1	$1
Conversion of Series A preferred stock to common stock	$7	$-

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENT CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2018 and 2017
(amounts in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock			Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2016	66,625	$-	5,494,394	$5	$99,770	$(101,731)	$(1,956)
Issuance of common stock for cash	-	-	590,335	1	530	-	531
Issuance of restricted stock for services upon vesting maturity	-	-	1,270,000	1	(1)	-	-
Stock-based compensation	-	-	-	-	655	-	655
Rescinded stock	-	-	(75,975)	-	-	-	-
Net loss	-	-	-	-	-	(36,370)	(36,370)
Balances at December 31, 2017	66,625	-	7,278,754	7	100,954	(138,101)	(37,140)

Conversion of Series A Preferred Stock to common stock	(66,625)	-	6,662,500	7	(7)	-	-
Conversion of accrued interest on notes payable – related party to common stock	-	-	75,118	-	167	-	167
Conversion of stock options	-	-	95,865	-	-	-	-
Issuance of common stock for debt inducement	-	-	600,000	1	184	-	185
Issuance of warrants for debt repayment	-	-	-	-	322	-	322
Issuance of restricted common stock for services on vesting maturity	-	-	904,000	1	(1)	-	-
Issuance of common stock for exercise of warrants	-	-	192,208	-	64	-	64
Warrants repurchased	-	-	-	-	(1,095)	-	(1,095)
Stock-based compensation	-	-	-	-	862	-	862
Net income	-	-	-	-	-	53,607	53,607
Balances at December 31, 2018	-	$-	15,808,445	$16	$101,450	$(84,494)	$16,972

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  The Company holds its Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through its wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which asset the Company refers to as its “Permian Basin Asset,” and it holds its D-J Basin acres located in Weld and Morgan Counties, Colorado, through its wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset the Company refers to as its “D-J Basin Asset.”

The Company believes that horizontal development and exploitation of conventional assets in the Permian Basin and development of the Wattenberg and Wattenberg Extension in the D-J Basin represent among the most economic oil and natural gas plays in the United States (“U.S.”).  Moving forward, the Company plans to optimize its existing assets and opportunistically seek additional acreage proximate to its currently held core acreage, as well as other attractive onshore U.S. oil and gas assets that fit the Company’s acquisition criteria, that Company management believes can be developed using its technical and operating expertise and be accretive to shareholder value.

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

 Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2018, and December 31, 2017, cash equivalents consisted of money market funds and cash on deposit. As of December 31, 2018, the Company also had restricted cash of $2,316,000. This amount is on deposit to secure plugging and abandonment bonds with the State of New Mexico (related to the acquisition of the New Mexico properties on September 1, 2018).

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on January 1, 2018 on a retrospective basis with no impact to the consolidated statements of cash flows for the year ended December 31, 2018.

As of December 31, 2018 and 2017, the Company had restricted cash of $2,316,000 and $-0-, respectively, related to a deposit to secure plugging and abandonment bonds with the State of New Mexico.

The following is a summary of cash and cash equivalents and restricted cash at December 31, 2018 and 2017 (in thousands):

	2018	2017
Cash	$3,463	$917
Restricted cash – current	2,316	-
Cash, cash equivalents and restricted cash	$5,779	$917

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2018, approximately $2,713,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Sales to one customer comprised 47% of the Company’s total oil and gas revenues for the year ended December 31, 2018. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

Depreciation, depletion and amortization of capitalized oil and gas properties is calculated on a field by field basis using the unit of production method. Lease acquisition costs are amortized over the total estimated proved developed and undeveloped reserves and all other capitalized costs are amortized over proved developed reserves. Costs specific to developmental wells for which drilling is in progress or uncompleted are capitalized as wells in progress and not subject to amortization until completion and production commences, at which time amortization on the basis of production will begin.

Impairment of Long-Lived Assets. The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. The Company recorded impairment of properties subject to amortization for the years ended December 31, 2018 and 2017 of $-0- and $18,950,000, respectively.

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

The following table describes changes in our asset retirement obligations during the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Asset retirement obligations at January 1	$477	$246
Accretion expense	166	134
Obligations incurred for acquisition	2,061	-
Changes in estimates	(133)	97
Asset retirement obligations at December 31	$2,571	$477

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

Earnings (Loss) per Common Share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2018, the dilutive potential common shares outstanding during the period included only a portion of the potentially issuable shares of common stock related to options and warrants as the majority of options and warrants were anti-dilutive.

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

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – LIQUIDITY

At December 31, 2018, the Company's total current liabilities of $8.9 million exceeded its total current assets of $6.8 million, resulting in a working capital deficit of $2.1 million, while at December 31, 2017, the Company's total current liabilities of $3.4 million exceeded its total current assets of $1.4 million, resulting in a working capital deficit of $2.0 million. Although the Company reported net income for the year ended 2018, when not including the $70.3 million gain from our debt restructuring, the Company would have had a net loss of $16.7 million. The Company also reported net losses of $26.4 million and $19.6 million for the years ended December 31, 2017 and 2016, respectively.

Our liquidity needs for the next twelve months and beyond are principally for the funding of our planned drilling program and operations of $65.0 million. Management believes the Company will generate sufficient funds from operations and certain available debt financings to finance its operations over the next twelve months as it is actively engaged in various strategies to ensure the continuance of operations for the foreseeable future. Specifically, to address these liquidity concerns, in February and March 2019 the Company converted all of its outstanding debt and accrued interest into shares of the Company's common stock, and as of the date of this report, has no debt on its balance sheet. The Company expects that it will have sufficient cash available to meet its needs over the foreseeablefuture, which cash it anticipates being available from (i) projected cash flow from operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from the Company's largest shareholder, SK Energy, which is owned and controlled by Dr. Simon Kukes, its Chief Executive Officer and director, which funding SK Energy is under no obligation to provide and which funds may not be available on favorable terms, if at all. In addition, the Company may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund capital expenditures and/or acquisitions in 2019 and beyond. If such financing is not completed, among other things, the Company expects that it would incur an impairment of its proved undeveloped oil and gas properties and the Company's ability to meet its obligations from existing cash flows would be significantly affected. If market conditions are not conducive to raising additional funds, the Company may choose to delay, revise or terminate its drilling programs and associated capital expenditures to manage capital.

Based on the foregoing, management believes that the Company will generate sufficient funds from operations and certain available debt financings to fund its operations over the next twelve months.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Oil sales	$4,153	$2,464
Natural gas sales	230	298
Natural gas liquids sales	140	253
Total revenue from customers	$4,523	$3,015

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2018 or 2017, respectively.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the years ended December 31, 2018 and 2017, respectively (in thousands):

	Balance at December 31,				Balance at December 31,
	2017	Additions	Disposals	Transfers	2018
Oil and gas properties, subject to amortization	$49,356	$21,447	$-	$-	$70,803
Oil and gas properties, not subject to amortization	-	8,516	-	-	8,516
Asset retirement costs	260	1,928	-	-	2,188
Accumulated depreciation and depletion	(14,694)	(6,351)	-	-	(21,045)
Total oil and gas assets	$34,922	$25,540	$-	$-	$60,462

	Balance at December 31,				Balance at December 31,
	2016	Additions	Disposals	Transfers	2017
Oil and gas properties, subject to amortization	$68,306	$-	$-	$-	$68,306
Oil and gas properties, not subject to amortization	-	-	-	-	-
Asset retirement costs	163	97	-	-	260
Accumulated depreciation, depletion and impairment	(11,074)	(22,570)	-	-	(33,644)
Total oil and gas assets	$57,395	$(22,473)	$-	$-	$34,922

The depletion recorded for production on proved properties for the year ended December 31, 2018 and 2017, amounted to $6,351,000 and $3,620,000, respectively. The Company recorded impairment of properties subject to amortization for the years ended December 31, 2018 and 2017, of $-0- and $18,950,000, respectively. The impairment in 2017 was due to a delay in the funding necessary to support the capital expenditures used in the reserve report for development of the proven undeveloped acreage.

For the year ended December 31, 2018, the Company has incurred $9,975,000 in drilling and recompletion costs, in addition to amounts incurred for the participation (non-operated working interest) in the drilling of two wells in the DJ Basin ($295,000), the acquisition of Condor ($693,000 as detailed below) and the acquisition of the New Mexico assets ($19,000,000 as detailed below). At December 31, 2018, drilling and recompletion costs of $8,516,000 had been incurred for wells that had not been completed. Therefore, this amount was included in the amount not subject to amortization at December 31, 2018.

Acquisition of New Mexico Properties

On August 1, 2018, the Company entered into a Purchase and Sale Agreement with Milnesand Minerals Inc., Chaveroo Minerals Inc., Ridgeway Arizona Oil Corp. (“RAOC”), and EOR Operating Company (“EOR”) (collectively the “Seller”)(the “Purchase Agreement”). The transaction closed on August 31, 2018, and the effective date of the acquisition was September 1, 2018. Pursuant to the Purchase Agreement, the Company acquired certain oil and gas assets described in greater detail below (the “New Mexico Assets”) from the Seller in consideration for $18,500,000 (of which $500,000 was held back to provide for potential indemnification of the Company under the Purchase Agreement and Stock Purchase Agreement (described below), with one-half ($250,000) to be released to Seller 90 days after closing and the balance ($250,000) to be released 180 days after closing (provided that if a court of competent jurisdiction determines that any part of the amount withheld by the Company subsequent to 180 days after closing was in fact due to the Seller, the Company is required to pay the Seller 200%, instead of 100%, of the amount so retained).

The New Mexico Assets represent approximately 23,000 net leasehold acres, current operated production, and all the Seller’s leases and related rights, oil and gas and other wells, equipment, easements, contract rights, and production (effective as of the effective date) as described in the Purchase Agreement. The New Mexico Assets are located in the San Andres play in the Permian Basin situated in West Texas and Eastern New Mexico, with all acreage and production 100% operated, and substantially all acreage held by production (“HBP”).

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

On December 17, 2018, the Company and Seller agreed that the Company would pay to Seller $25,000 for all post-closing adjustments and post-closing support under the Purchase Agreement and accelerate the payment by the Company to Seller of the final $250,000 to be released 180 days after closing, which payments were made by the Company to Seller on December 17, 2018.

The following table summarizes the allocation of the purchase price to the net assets acquired (in thousands):

Purchase price at September 1, 2018
Cash paid	$20,816
Contingent consideration	500
Total consideration paid	$21,316

Fair value of net assets acquired at September 1, 2018
Restricted cash for bonds	$2,316
Oil and gas properties	21,012
Total assets	23,328

Asset retirement obligations	2,012
Total liabilities	2,012
Net assets acquired	$21,316

The following table presents the Company’s supplemental unaudited consolidated pro forma total revenues, lease operating costs, net income (loss) and net income (loss) per common share for the year ended December 31, 2018 as if the acquisition of the New Mexico assets had occurred on January 1, 2018 (in thousands except for share and per share amounts):

	PEDEVCO	New Mexico Asset Acquisition (1)	Proforma Combined
Revenue	$4,523	$1,222	$5,745
Lease operating costs	$(2,821)	$(931)	$(3,752)
Net income (loss)	$53,607	$(1,481)	$52,126
Net income (loss) per common share (diluted)	$4.74	$(0.15)	$4.59
(1)
Amount are based on Company estimates.

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

The following table summarizes the allocation of the purchase price to the net assets acquired (in thousands):

Purchase price at August 1, 2018
Cash paid	$537

Fair value of net assets acquired at August 1, 2018
Cash	$2
Accounts receivable – oil and gas	59
Other current assets	39
Oil and gas properties	742
Bonds	105
Total assets	947

Current liabilities	361
Asset retirement obligations	49
Total liabilities	410
Final Purchase price	$537

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

In February 2015, the Company expanded its D-J Basin position through the acquisition of acreage from GGE (the “GGE Acquisition” and the “GGE Acquired Assets”). In connection with the GGE Acquisition, on February 23, 2015, the Company provided GGE an option to acquire its interest in Caspian Energy for $100,000 payable upon exercise of the option (which expires on the same date as the RJC Subordinated Note, as defined below) recorded in prepaid expenses and other current assets. As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at December 31, 2015 was $100,000. The $100,000 option is classified as part of other current assets as of December 31, 2018, and is due to expire on May 12, 2019.

NOTE 8 – NOTES PAYABLE

The Company’s notes payable and debenture consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Convertible Notes Payable - Bridge Notes (current)	$-	$475
Notes Payable - Secured Promissory Notes	-	36,762
Notes Payable - Secured Promissory Notes - Related Party	-	17,078
Notes Payable - Secured Promissory Notes - Subordinated - Related Party	-	11,483
Notes Payable - Other	-	4,925
Notes Payable - Subordinated	400	-
Notes Payable - Subordinated Related Party	30,200	-
Notes Payable - Related Party	7,855	-
	38,455	70,723
Unamortized Bond Premium	-	113
Unamortized Debt Discount	(161)	(3,751)
Total Notes Payable	$38,294	$67,085

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

As part of the same transactions, and as required conditions to closing the sale of the SK Energy Note, SK Energy entered into a Stock Purchase Agreement with GGE, the holder of the Company’s then outstanding 66,625 shares of Series A Convertible Preferred Stock (convertible pursuant to their terms into 6,662,500 shares of the Company’s common stock – 47.6% of the Company’s then outstanding shares post-conversion), pursuant to which, SK Energy purchased, for $100,000, all of the Series A Convertible Preferred Stock (the “Stock Purchase Agreement”).

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

The result of the above transactions was a net reduction of liabilities of approximately $70,728,000 that were removed from the Company’s balance sheet as of June 25, 2018. For the year ended December 31, 2018, a gain on the settlement of all of these debts in the amount of $70,309,000 was recorded ($70,631,000, net of the expense related to the issuance of warrants to certain of the Tranche A Note holders with an estimated fair value of $322,000 based on the Black-Scholes option pricing model). See the table below for a summary (amounts in thousands).

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

On October 25, 2018, the Company and SK Energy agreed to convert an aggregate of $167,000 of interest accrued under the SK Energy Note from its effective date through September 30, 2018 into 75,118 shares of the Company’s common stock, based on a conversion price equal to $2.18, pursuant to the conversion terms of the SK Energy Note. The amount of interest under the SK Energy Note as of December 31, 2018 equaled $155,000 and is included in the outstanding principal balance of $7,855,000, for interest not paid or issued in common stock when due, the amount is recapitalized into the face value of the note, per the terms of the SK Energy Note.

All debt discount amounts are amortized using the effective interest rate method. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of December 31, 2018 was $161,000.

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

Amendment to Series A Convertible Preferred Stock Designation; Rights of Shareholders

In connection with the Stock Purchase Agreement, and immediately following the closing of the acquisition described in the Stock Purchase Agreement (discussed above), the Company and SK Energy, as the then holder of all of the then outstanding shares of Series A Convertible Preferred Stock, agreed to the filing of an Amendment to the Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock (the “Preferred Amendment”), which amended the designation of the Series A Convertible Preferred Stock (the “Designation”) to remove the beneficial ownership restriction contained therein, which prevented any holder of Series A Convertible Preferred Stock from converting such Series A Convertible Preferred Stock into shares of common stock of the Company if such conversion would result in the holder thereof holding more than 9.9% of the Company’s then outstanding common stock.

The Company filed the Preferred Amendment with the Secretary of State of Texas on June 26, 2018.

As a result of the Stock Purchase Agreement (i.e., the sale of the Series A Convertible Preferred Stock to a party other than GGE), automatic termination, pursuant to the terms of the Designation, of the right of GGE, upon notice to the Company, voting the Series A Convertible Preferred Stock separately as a single class, to appoint designees to fill up to two (2) seats on our Board of Directors, one of which must be an independent director as defined by applicable rules was triggered. As such, effective upon the closing of the Stock Purchase Agreement, the Company’s common stockholders have the right to appoint all members of the Company’s Board of Directors via plurality vote.

Issuances of New Debt

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

The Convertible Notes accrue interest monthly at 8.5% per annum, which interest is payable on the maturity date unless otherwise converted into our common stock as described below. The accrued interest is accounted for on the balance sheet as of December 31, 2018 as $943,000 of accrued interest – related party and $14,000 of accrued interest.

The Convertible Notes and all accrued interest thereon are convertible into shares of our common stock, from time to time after August 29, 2018, at the option of the holders thereof, at a conversion price equal to $2.13 per share, per terms of the Convertible Notes.

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

On October 25, 2018, the Company borrowed an additional $7.0 million from SK Energy, through the issuance of a convertible promissory note in the amount of $7.0 million (the “October 2018 Convertible Note”). The October 2018 Convertible Note accrues interest monthly at 8.5% per annum, which is payable on the maturity date, unless otherwise converted into shares of the Company’s common stock as described below. The October 2018 Convertible Note and all accrued interest thereon are convertible into shares of the Company’s common stock, at the option of the holder thereof, at a conversion price equal to $1.79 per share. Further, the conversion of the October 2018 Convertible Note is subject to a 49.9% conversion limitation which prevents the conversion of any portion thereof into common stock of the Company if such conversion would result in SK Energy or any of its affiliates beneficially owning more than 49.9% of the Company’s outstanding shares of common stock. The October 2018 Convertible Note is due and payable on October 25, 2021, but may be prepaid at any time without penalty. The accrued interest expense related to this note for the year ended December 31, 2018 was $109,000 and is accounted for on the balance sheet as accrued interest – related party.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Lease

In June 2018, the Company assumed the lease for its corporate office space located in Houston, Texas from American Resources, Inc., an entity beneficially owned and controlled by Ivar Siem, a director of the Company, and J. Douglas Schick, the Company’s President. The term of the lease ends on August 31, 2019, and the obligation for the remainder of this lease is $88,000.

The Company also leased space for its former corporate headquarters in Danville, California that was scheduled to expire July 31, 2019, but was terminated in January 2019 without penalty or other amounts due. The obligation for this lease through January 2019 was $5,000.

For the years ended December 31, 2018 and 2017, the Company incurred lease expense of $98,000 and $56,000, respectively, for the combined leases.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 49 net acres expire in 2019, and 170 net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin (the assets acquired on September 1, 2018), no net acres are due to expire in 2019 and 2,886 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able. During the year ended December 31, 2018, 1,354 net acreage had expired, and the Company had fully impaired its unproved leasehold costs based on management’s revised re-leasing program.

Other Commitments

Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Company is not currently a party to any material legal proceeding. In addition, the Company is not aware of any material legal or governmental proceedings against it or contemplated to be brought against it.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

At December 31, 2018, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A” preferred stock.

On February 23, 2015, the Company issued 66,625 Series A Convertible Preferred Stock shares to Golden Globe Energy (US), LLC (“GGE”) as part of the consideration paid for the GGE Acquired Assets. The grant date fair value of the outstanding Series A Convertible Preferred Stock was $28,402,000, based on a calculation using a binomial lattice option pricing model.

As part of the required conditions to closing the sale of the SK Energy Note as described further in Note 10, SK Energy entered into a Stock Purchase Agreement with GGE, pursuant to which, SK Energy purchased, for $100,000, all of the Series A Convertible Preferred Stock.

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

The transactions affected pursuant to the Stock Purchase Agreement (i.e., the sale of the Series A Convertible Preferred Stock to a party other than GGE), triggered the automatic termination, pursuant to the terms of the Designation, of the right of GGE, upon notice to us, to appoint designees to fill up to two (2) seats on our Board of Directors, one of which must be an independent director as defined by applicable rules. As such, effective upon the closing of the Stock Purchase Agreement, our common stockholders have the right to appoint all members of our Board of Directors via plurality vote.

On July 3, 2018, SK Energy converted all of its 66,625 outstanding shares of Series A Convertible Preferred Stock into 6,662,500 shares of the Company’s common stock.

As of December 31, 2018 and December 31, 2017, there were -0- and 66,625 shares of the Company’s Series A Convertible Preferred Stock outstanding, respectively.

COMMON STOCK

At December 31, 2018, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

During the year ended December 31, 2018, the Company issued shares of common stock and restricted common stock as follows: 600,000 shares of common stock issued to SK Energy with a fair value of $185,000 based on the market price on the date of issuance, 80,000 shares of restricted stock were issued to our former CEO with a fair value of $27,000 based on the market price on the date of issuance, and 30,848 shares were issued to employees for the cashless exercise of options. The 80,000 shares of restricted stock were issued in consideration for Mr. Ingriselli rejoining the Company as its President and Chief Executive Officer in May 2018. Mr. Ingriselli subsequently resigned as President and Chief Executive Officer on September 27, 2018 and the shares of restricted stock fully vested on October 1, 2018 pursuant to a separation agreement entered into with him.

In addition, during the year ended December 31, 2018, SK Energy converted all of its 66,625 outstanding shares of Series A Convertible Preferred Stock into 6,662,500 shares of the Company’s common stock. SK Energy also converted an aggregate of $167,000 of interest accrued under the SK Energy Note into 75,118 shares of the Company’s common stock, based on a conversion price equal to $2.18 per share, pursuant to the conversion terms of the SK Energy Note.

Also, restricted stock awards were granted to Messrs. Frank C. Ingriselli (then President) and Clark R. Moore (Executive Vice President, General Counsel and Secretary) of 60,000 and 50,000 shares, respectively, under the Company’s Amended and Restated 2012 Equity Incentive Plan during the year ended December 31, 2018. The restricted stock awards vest as follows: 100% on the six-month anniversary of the grant date. These shares have a total fair value of $164,000 based on the market price on the issuance date. Upon Mr. Ingriselli’s resignation, noted above, the 60,000 shares of restricted stock fully vested on October 1, 2018 pursuant to a separation agreement entered into with him.

Subsequent restricted stock awards were granted to 12 employees and two Directors totaling an aggregate of 714,000 shares (90,000 shares on September 27, 2018 and 624,000 shares on December 12, 2018), under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grants for a total of 40,000 of the restricted stock awards vest as follows: 100% on the one-year anniversary of the grant date. These shares have a total fair value of $88,000 based on the market price on the issuance date. The grant for 50,000 shares of restricted stock vest as follows: 50% on the one-year anniversary of the grant date and 50% on the second-year anniversary of the grant date. These shares have a total fair value of $109,000 based on the market price on the issuance date. The grant for 624,000 shares of restricted stock vest as follows: 33.3% on the one-year anniversary of the grant date, 33.3% on the two-year anniversary of the grant date and 33.3% on the third-year anniversary of the grant date. These shares have a total fair value of $830,000 based on the market price on the issuance date. In each case above the restricted shares are subject to the recipient of the shares being an employee of or consultant to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement, as applicable, entered into by and between the Company and the recipient. In addition, 65,017 shares were issued to an employee for the cashless exercise of options, and 192,208 shares were issued for the exercise of warrants at an exercise price of $0.322 per share for an aggregate exercise price of $64,000.

During the year ended December 31, 2017, the Company issued a total of 590,335 shares of common stock under the At Market Issuance Sales Agreement with National Securities Corporation effective September 29, 2016, for gross proceeds of $641,000, and proceeds net of all issuance costs equal to $531,000.

On December 28, 2017, the Company issued 1,270,000 shares of its restricted common stock with a fair value of $394,000, based on the market price on the date of issuance, to certain of its employees and four then Directors (150,000 shares to each Director with a fair value of $47,000 for each Director), including 410,000 shares to its then Chief Executive Officer and President, Michael L. Peterson, and 260,000 shares to its Executive Vice President and General Counsel, Clark R. Moore, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2017 annual equity incentive compensation review process. For the employee shares, 50% of the shares vest on the six-month anniversary of the grant date, 30% vest on the twelve-month anniversary of the grant date and 20% vest on the eighteen-month anniversary of the grant date, all contingent upon the recipient’s continued service with the Company.

On December 28, 2017, the Company and Mr. David Z. Steinberg, a then member of the Company’s Board of Directors, entered into a Rescission Agreement pursuant to which the Company and Mr. Steinberg agreed to cancel and rescind an aggregate of 75,975 shares of restricted Company Common Stock originally granted to Mr. Steinberg pursuant to the Board Compensation Program in 2015 and 2016.

As of December 31, 2018, there were 15,808,445 shares of common stock outstanding.

Stock-based compensation expense recorded related to restricted stock during the years ended December 31, 2018 and 2017 was $659,000 and $586,000, respectively. The remaining amount of unamortized stock-based compensation expense related to restricted stock at December 31, 2018 and 2017 was $967,000 and $408,000, respectively.

The calculation of earnings (loss) per share for the years ended December 31, 2018 and 2017 were as follows (amounts in thousands, except share and per share data):

Numerator:	2018	2017
Net income (loss)	$59,607	$(13,091)

Effect of common stock equivalents	-	-
Net income (loss) adjusted for common stock equivalents	$59,607	$(13,091)

Denominator:
Weighted average common shares – basic	11,168,490	5,753,827

Dilutive effect of common stock equivalents:
Options and Warrants	144,756	-

Denominator:
Weighted average common shares – diluted	11,313,246	5,753,827

Earnings (loss) per common share – basic	$4.80	$(2.28)

Earnings (loss) per common share – diluted	$4.74	$(2.28)

For the years ended December 31, 2018 and 2017, the following share equivalents related to convertible debt and preferred stock, and options and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	2018	2017
Common Shares Issuable for:
Convertible Debt	1,491,589	150,569
Options and Warrants	15,449,559	1,732,100
Series A Preferred Stock	-	6,662,500
Total	16,941,148	8,542,295

NOTE 11 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Prior to June 2005, the Company was known as Blast Energy Services, Inc. (“Blast”). Under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan, options to acquire 298 and 343 shares of common stock were granted and remained outstanding and exercisable as of December 31, 2018 and 2017, respectively. No new options were issued under these plans in 2018 or 2017.

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

A total of 6,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of December 31, 2018, of which 3,200,130 shares have been issued as restricted stock, 768,250 shares are subject to issuance upon exercise of issued and outstanding options, and 2,031,620 shares remain available for future issuance as of December 31, 2018.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of December 31, 2018, options to purchase an aggregate of 31,016 shares of the Company’s common stock and 55,168 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

On September 27, 2018, the Company granted options to purchase an aggregate of 120,000 and 100,000 shares of common stock an exercise price of $2.19 per share to John J. Scelfo, our Chairman, and H. Douglas Evans, a Director, respectively, all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in consideration for their joining the Company’s board of directors and committees thereof. The options have a term of five years and fully vest on the one-year anniversary of the vesting commencement date contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $417,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 2.75%, (2) expected term of 3.0 years, (3) expected volatility of 171%, and (4) zero expected dividends.

On December 12, 2018, the Company granted options to purchase an aggregate of 50,000 shares of common stock to an employee at an exercise price of $1.33 per share. The options have a term of five years and fully vest in December 2021. 33.3% vest each subsequent year from the date of grant contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $59,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 2.75%, (2) expected term of 3.5 years, (3) expected volatility of 164%, and (4) zero expected dividends.

On December 28, 2017, the Company granted options to purchase an aggregate of 225,000 shares of common stock to certain of its employees at an exercise price of $0.31 per share, including an option to purchase 150,000 shares to its then-Chief Financial Officer Gregory L. Overholtzer, pursuant to that certain Consulting Agreement, dated January 1, 2019, entered into by and between the Company and Mr. Overholtzer in connection with his separation from the Company on December 31, 2018, subject to Mr. Overholtzer continuing to provide accounting and financial reporting services and support to the Company through April 7, 2019, the Company agreed to accelerate the vesting of these options in full, and extend the exercise period for all of Mr. Overholtzer’s options for a period of three (3) years following his December 31, 2018 separation date and all pursuant to the Company’s 2012 Amended and Restated Equity Incentive Plan and in connection with the Company’s 2017 annual equity incentive compensation review process. The options have a term of five years and expire in December 2022. 50% vest six months from the date of grant, 30% vest one year from the date of grant and 20% vest eighteen months from the date of grant, all contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $44,000. Variables used in the Black-Scholes option-pricing model for the options issued in 2017 include: (1) a discount rate of 2.23%, (2) expected term of 3.5 years, (3) expected volatility of 92%, and (4) zero expected dividends.

During the year ended December 31, 2018 and 2017, the Company recognized option stock-based compensation expense related to options of $203,000 and $69,000, respectively.

The remaining amount of unamortized stock options expense at December 31, 2018 and 2017 was $320,000 and $47,000, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2018 and 2017 was $36,000 and $-0-, respectively.

Option activity during the year-ended December 31, 2018 and 2017 was:

	2018			2017
	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)
Outstanding at Beginning of Period	743,727	$3.45	3.8	518,727	$4.95	4.3
Granted	270,000	2.03	4.8	225,000	0.31	4.3
Expired/Cancelled	(3,495)	45.67		-
Exercised	(120,000)	0.44		-
Outstanding at End of Period	890,232	$3.26	3.3	743,727	$3.45	3.8
Exercisable at End of Period	575,232	$4.19	2.5	500,727	$5.09	3.2

Summary of options outstanding and exercisable as of December 31, 2018 was as follows:

Exercise	Remaining	Options	Options
Price	Life (Years)	Outstanding	Exercisable
$1.33	5.0	50,000	-
2.19	4.7	220,000	-
0.30	4.0	125,000	80,000
5.10	3.2	109,083	109,083
3.00	3.1	2,601	2,601
1.10	3.0	70,000	70,000
2.40	2.8	10,000	10,000
37.50	2.2	3,000	3,000
14.10	2.2	10,000	10,000
302.40	2.1	298	298
2.20	2.0	138,000	138,000
3.70	1.5	122,500	122,500
19.40	1.0	21,750	21,750
25.00	0.2	8,000	8,000
	Total	890,232	575,232

Warrants

Issuance of Warrants

During the year ended December 31, 2018, the Company granted warrants to certain of the Junior Noteholders to purchase an aggregate of 1,448,472 shares of common stock. These warrants have a term of three years, an exercise price of $0.322, and the estimated fair value of $322,000 was based on the Black-Scholes option pricing model and was recognized as warrant expense, which was included in the net gain on debt restructuring. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) a discount rate of 2.50%, (2) expected term of 3.0 years, (3) expected volatility of 125.4%, and (4) zero expected dividends.

Additionally, 192,208 shares were issued for the exercise of warrants (in exchange for cash received of $64,000), 165,017 warrants expired and 1,105,935 were cancelled and re-purchased at a total price of $1,095,000.

The intrinsic value of outstanding as well as exercisable warrants at December 31, 2018 and 2017 was $65,000 and $-0-, respectively.

Warrant activity during the years ended December 31, 2018 and 2017 was:

	2018			2017
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at Beginning of Period	1,231,373	$7.44	1.4	1,256,618	$8.00	2.4
Granted	1,448,472	0.32		-
Expired/Cancelled	(1,270,952)	1.44		(25,245)	33.29
Exercised	(192,208)	0.32		-
Outstanding at End of Period	1,216,685	$6.36	0.8	1,231,373	$7.44	1.4
Exercisable at End of Period	1,216,685	$6.36	0.8	1,231,373	$7.44	1.4

Summary of warrants outstanding and exercisable as of December 31, 2018 was as follows:

Exercise	Remaining	Warrants	Warrants
Price	Life (Years)	Outstanding	Exercisable
$0.32	2.5	150,329	150,329
10.00	0.9	370,076	370,076
2.50	0.4	596,280	596,280
25.00	0.2	100,000	100,000
	Total	1,216,685	1,216,685

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

As a result of the transactions discussed above and the Notes above, as of December 31, 2018, SK Energy is now a related party while GGE is no longer a related party. This is based on the 66,625 shares of the Company’s Series A Convertible Preferred Stock owned by SK Energy, which were subsequently converted into shares of the Company’s common stock, pursuant to their terms, on a 100:1 basis, and the termination, effective June 25, 2018, of GGE’s right to appoint up to two representatives to the Company’s Board of Directors.

The following table reflects the related party amounts for SK Energy, Directors and Officers included in the December 31, 2018 balance sheet and the related party amounts for GGE included in the December 31, 2017 balance sheet (in thousands):

	2018	2017
Long-term accrued expenses	$943	$1,733
Long-term secured notes payable, net of discount of $-0- and $1,148, respectively	-	15,930
Long-term secured notes payable – subordinated	-	11,483
Long-term notes payable – subordinated	30,200	-
Long-term notes payable, net of discount of $161 and $-0-, respectively	7,694	-
Total related party liabilities	$38,837	$29,146

NOTE 13 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2018 and 2017.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law.  The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 34% effective January 1, 2018.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $18,589,000 and a corresponding reduction in the valuation allowance during the year-ended December 31, 2017. The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended December 1, 2018 and 2017, and the Company’s effective tax rate:

	2018	2017
U.S. federal statutory income tax (benefit)	21.00%	(34.00%)
State and local income tax, net of benefits	6.64%	(4.63%)
Amortization of debt discount	0.73%	1.22%
Officer life insurance and D&O insurance	0.08%	0.08%
Stock-based compensation	0.44%	0.70%
Utilization of net operating loss carryforwards	(30.18%)	0.00%
Tax rate changes and other	0.00%	51.12%
Valuation allowance for deferred income tax assets	1.29%	(14.49%)
Effective income tax rate	0.00%	0.00%

Deferred income tax assets as of December 31, 2018 and 2017 are as follows (in thousands):

Deferred Tax Assets	2018	2017
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$4,334	$3,649
Net operating loss – federal taxes	30,324	30,322
Net operating loss – state taxes	5,397	5,398
Total deferred tax asset	40,055	39,369
Less valuation allowance	(40,055)	(39,369)
Total deferred tax assets	$-	$-

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

Based on the available objective evidence, and events described below in Note 14, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2018 and 2017. The net change in the total valuation allowance from December 31, 2017 to December 31, 2018 was an increase of $686,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2018 and 2017, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2018 and 2017.

  As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $86,000,000 which if not utilized will expire beginning in 2023.

The Company currently has tax returns open for examination by the Internal Revenue Service for all years since 2014.

NOTE 14 – SUBSEQUENT EVENTS

On January 11, 2019, the Company borrowed an additional $15.0 million from SK Energy, through the issuance of a convertible promissory note in the amount of $15.0 million (the “January 2019 Convertible Note”). The January 2019 Convertible Note accrues interest monthly at 8.5% per annum, which is payable on the maturity date, unless otherwise converted into shares of the Company’s common stock as described below. The January 2019 Convertible Note and all accrued interest thereon are convertible into shares of the Company’s common stock, at the option of the holder thereof, at a conversion price equal to $1.50 per share. Further, the conversion of the January 2019 Convertible Note is subject to a 49.9% conversion limitation which prevents the conversion of any portion thereof into common stock of the Company if such conversion would result in SK Energy or any of its affiliates beneficially owning more than 49.9% of the Company’s outstanding shares of common stock. The January 2019 Convertible Note is due and payable on January 11, 2022, but may be prepaid at any time without penalty.

On February 1, 2019, for consideration of $700,000, the Company completed an asset purchase from Manzano, LLC and Manzano Energy Partners II, LLC, whereby the Company purchased approximately 18,000 net leasehold acres, ownership and operated production from one horizontal well currently producing from the San Andres play in the Permian Basin, ownership of three additional shut-in wells and ownership of one saltwater disposal well.

On February 15, 2019, the Company and SK Energy agreed to amend the Convertible Notes and October 2018 Convertible Note described in Note 8, as well as the January 2019 Convertible Note, whereby each of the notes were amended to remove the conversion limitation that previously prevented SK Energy from converting any portion of the notes into common stock of the Company if such conversion would have resulted in SK Energy beneficially owning more than 49.9% of the Company’s outstanding shares of common stock

Immediately following the entry into the Amendment, on February 15, 2019, SK Energy elected to convert (i) all $15,000,000 of the outstanding principal and all $125,729 of accrued interest under the January 2019 Note into common stock of the Company at a conversion price of $1.50 per share as set forth in the January 2019 Note into 10,083,819 shares of restricted common stock of the Company, and (ii) all $7,000,000 of the outstanding principal and all $186,776 of accrued interest under the October 2018 Note into common stock of the Company at a conversion price of $1.79 per share as set forth in the October 2018 Note into 4,014,959 shares of restricted common stock of the Company.

On March 1, 2019, the Company and SK Energy entered into a First SK Energy Note Amendment to Promissory Note (the “SK Energy Note Amendment”) which amended the $7.7 million principal amount SK Energy Note, to provide SK Energy the right, at any time, at its option, to convert the principal and interest owed under such SK Energy Note, into shares of the Company’s common stock, at a conversion price of $2.13 per share. The SK Energy Note previously only included a conversion feature whereby the Company had the option to pay quarterly interest payments on the SK Energy Note in shares of Company common stock instead of cash, at a conversion price per share calculated based on the average closing sales price of the Company’s common stock on the NYSE American for the ten trading days immediately preceding the last day of the calendar quarter immediately prior to the quarterly payment date.

In addition, on March 1, 2019, the holders of $1,500,000 in aggregate principal amount of Convertible Promissory Notes issued by the Company on August 1, 2018 (the “August 2018 Notes”) sold their August 2018 Notes at face value plus accrued and unpaid interest through March 1, 2019 to SK Energy (the “August 2018 Note Sale”). Holders which sold their August 2018 Notes pursuant to the August 2018 Note Sale to SK Energy include an executive officer of SK Energy ($200,000 in principal amount of August 2018 Notes); a trust affiliated with John J. Scelfo, a director of the Company ($500,000 in principal amount of August 2018 Notes); an entity affiliated with Ivar Siem, a director of the Company, and J. Douglas Schick the President of the Company ($500,000 in principal amount of August 2018 Notes); and Harold Douglas Evans, a director of the Company ($200,000 in principal amount of August 2018 Notes).

Following the August 2018 Note Sale, the Company’s sole issued and outstanding debt was the (i) $7,700,000 in principal, plus accrued interest, under the SK Energy Note held by SK Energy, (ii) an aggregate of $23,500,000 in principal, plus accrued interest, under the August 2018 Notes and SK Energy $22 million Convertible Note held by SK Energy, and (iii) $100,000 in principal, plus accrued interest, under an August 2018 Note held by an unaffiliated holder (the “Unaffiliated Holder”).

Immediately following the effectiveness of the SK Energy Note Amendment and August 2018 Note Sale, on March 1, 2019, SK Energy and the Unaffiliated Holder elected to convert all $31,300,000 of outstanding principal and an aggregate of $1,462,818 of accrued interest under the SK Energy Note, SK Energy $22 million Convertible Note and August 2018 Notes into common stock of the Company at a conversion price of $2.13 per share (the “Conversion Price” and the “Conversions”) as set forth in the SK Energy Note, as amended, and the August 2018 Notes and SK Energy $22 million Convertible Note (collectively, the “Notes”), into an aggregate of 15,381,605 shares of restricted common stock of the Company (the “Conversion Shares”).

As a result of the Conversions, the Company now has no debt on its balance sheet and 45,288,828 shares of common stock issued and outstanding.

On March 7, 2019, Red Hawk sold rights to 85.5 net acres of oil and gas leases located in Weld County, Colorado, to a third party, for an aggregate of $1.2 million. The sale agreement included a provision whereby the purchaser was required to assign Red Hawk 85 net acres of leaseholds in an area located where the Company already own other leases in Weld County, Colorado, within nine months from the date of the sale, or to repay the Company up to $200,000 (proportionally adjusted for the amount of leasehold delivered).

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

The following disclosures for the Company are made in accordance with authoritative guidance regarding disclosures about oil and natural gas producing activities. Users of this information should be aware that the process of estimating quantities of “proved,” “proved developed,” and “proved undeveloped” crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

Proved reserves represent estimated quantities of crude oil, natural gas liquids and natural gas that geoscience and engineering data can estimate, with reasonable certainty, to be economically producible from a given day forward from known reservoirs under economic conditions, operating methods and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Proved developed reserves are proved reserves expected to be recovered under operating methods being utilized at the time the estimates were made, through wells and equipment in place or if the cost of any required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in the Company’s net proved reserves (including developed and undeveloped reserves) for the years ended December 31, 2018 and 2017. Reserves estimates as of December 31, 2018 were estimated by the independent petroleum consulting firm Cawley, Gillespie & Associates, Inc. The reserve report has been incorporated by reference herein as Exhibit 99.1 to the Annual Report on Form 10-K which these financial statements are filed with.

	December 31,
	2018	2017
Crude Oil (MBbls)
Net proved reserves at beginning of year	1,942	2,591
Revisions of previous estimates	(1,556)	(597)
Purchases in place	11,226	-
Extensions, discoveries and other additions	-	-
Sales in place	-	-
Production	(74)	(52)
Net proved reserves at end of year	11,538	1,942

Natural Gas (Mmcf)
Net proved reserves at beginning of year	6,354	11,053
Revisions of previous estimates	(5,874)	(4,599)
Purchases in place	4,942	-
Extensions, discoveries and other additions	-	-
Sales in place	-	-
Production	(139)	(100)
Net proved reserves at end of year	5,283	6,354

NGL (MBbbls)
Net proved reserves at beginning of year	673	-
Revisions of previous estimates	(645)	685
Purchases in place	-	-
Extensions, discoveries and other additions	-	-
Sales in place		-
Production	(11)	(12)
Net proved reserves at end of year	17	673

Oil Equivalents (MBoe)
Net proved reserves at beginning of year	3,674	4,433
Revisions of previous estimates	(3,180)	(678)
Purchases in place	12,050	-
Extensions, discoveries and other additions	-	-
Sales in place	-	-
Production	(108)	(81)
Net proved reserves at end of year	12,436	3,674

RESERVES

During the year ended December 31, 2018, the Company increased its reserves by approximately 8.7 million Boe of proved reserves. We had an increase due to the acquisition of our Permian Basin Asset in the San Andres formation in eastern New Mexico in September 2018. The acquisition provided approximately 12.0 million Boe of additional proved reserve while these additional reserves were offset by the transfer of approximately 3.3 million Boe of proved undeveloped reserves to probable undeveloped reserves as there has been no development within five years since the initial disclosure in our DJ Basin Asset in Colorado.

The following table sets forth the Company’s proved developed and undeveloped reserves at December 31, 2018 and 2017:

	At December 31,
	2018	2017
Proved Developed Reserves
Crude Oil (MBbls)	435	326
Natural Gas (Mmcf)	341	800
NGL (MBbls)	17	51
Oil Equivalents (MBoe)	509	510

Proved Undeveloped Reserves
Crude Oil (MBbls)	11,103	1,616
Natural Gas (Mmcf)	4,942	5,554
NGL (MBbls)	-	622
Oil Equivalents (MBoe)	11,927	3,164

Proved Reserves
Crude Oil (MBbls)	11,538	1,942
Natural Gas (Mmcf)	5,283	6,354
NGL (MBbls)	17	673
Oil Equivalents (MBoe)	12,436	3,674

Proved Undeveloped Reserves

As over 96% of our total proved reserves are proved undeveloped reserves (PUDs), our PUDS also increased due to the two main factors noted above.

We had no proved developed non-producing Boe and we transferred no amounts of proved undeveloped reserves to proved developed reserves during the fiscal year ended December 31, 2018. In addition, our plan is to convert our remaining PUD balance as of December 31, 2018 to proved developed reserves within five years or prior to the end of fiscal year 2023 provided that we are able to obtain adequate funding and capital over the time period.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2018 and 2017 (in thousands):

	2018	2017
Proved oil and gas properties	$81,507	$68,566
Unproved oil and gas properties	-	-
Total oil and gas properties	81,507	68,566
Accumulated depreciation and depletion and impairment	(21,045)	(33,644)
Net Capitalized Costs	$60,462	$34,922

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Acquisition of properties:
Proved	$18,867	$-
Unproved	-	-
Exploration costs	-	-
Development costs	11,096	-
Total	$29,963	$-

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Crude oil and natural gas revenues	$4,523	$3,015
Production costs	(2,821)	(1,348)
Depreciation, depletion, accretion and impairment	(6,519)	(22,704)
Results of operations for producing activities,
excluding corporate overhead and interest costs	$(4,817)	$(21,037)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of the Company. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended December 31, 2018 and 2017. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are based on cost rates and statutory income tax rates in existence as of the date of the projections and average prices over the preceding twelve months. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and natural gas reserves as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Future cash inflows	$691,921	$120,897
Future production costs	(203,418)	(26,743)
Future development costs	(214,437)	(36,185)
Future income taxes	(79,315)	(9)
Future net cash flows	194,751	57,960
Discount to present value at 10% annual rate	(63,933)	(26,737)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$130,818	$31,223

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Standardized measure, beginning of year	$31,223	$19,154
Crude oil and natural gas sales, net of production costs	(2,636)	(1,595)
Net changes in prices and production costs	1,953	8,931
Extensions, discoveries, additions and improved recovery	-	-
Changes in estimated future development costs	341	(60)
Development costs incurred	-	-
Revisions of previous quantity estimates	(30,096)	(6,316)
Accretion of discount	3,123	1,916
Net change in income taxes	(50,467)	(7)
Purchases of reserves in place	180,122	-
Sales of reserves in place	-	-
Change in timing of estimated future production	(2,745)	9,200
Standardized measure, end of year	$130,818	$31,223

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, that our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 1992. Based on our assessment, management believes that the Company’s internal controls over financial reporting were not effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Name	Age	Position

John J. Scelfo	61	Chairman of the Board
Dr. Simon Kukes	72	Chief Executive Officer and Director
J. Douglas Schick	43	President
Paul Pinkston	51	Chief Accounting Officer
Clark R. Moore	46	Executive Vice President, General Counsel and Secretary
Ivar Siem	72	Director
H. Douglas Evans	70	Director

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

John J. Scelfo, Chairman of the Board (Director since July 2018)

Mr. Scelfo brings nearly 40 years of experience in oil and gas management, finance and accounting to the Board. Mr. Scelfo currently serves as principal and owner of JJS Capital Group, a Fort Lauderdale, Florida-based investment company that he formed in April 2014. Prior to forming JJS Capital, Mr. Scelfo served as a director of Green Earth Technologies Inc, a New York-based automotive services company (from February to August 2014), Senior Vice President, Finance and Corporate Development (from February 2004 to March 2014), and Chief Financial Officer, Worldwide Exploration & Producing (from April 2003 to January 2004) of New York, New York-based Hess Corporation, a large integrated oil and gas company, where he served as one of eight members of the company’s Executive Committee and was responsible for the company’s corporate treasury, strategy and upstream commercial activities. Prior to joining Hess Corporation, Mr. Scelfo served as Executive Vice President and Chief Financial Officer of Sirius Satellite Radio (from April 2001 to March 2003), as Vice President and Chief Financial Officer of Asia Pacific & Japan for Dell Computer (November 1999 to March 2001), and in various roles of increasing responsibility with Mobil Corporation (from June 1980 to October 1999).

Mr. Scelfo holds a bachelor’s degree and an M.B.A. from Cornell University. In 2011, he was awarded Cornell ILR School’s Alpern Award given to those who “have been exceedingly generous in their support of the ILR School in general and in support of Off-Campus Credit Programs in particular”.

Dr. Simon Kukes, Chief Executive Officer and Director (Chief Executive and Director since July 2018)

Dr. Kukes is an American citizen. Since May 2013, Dr. Kukes has served as the principal of SK Energy LLC, a consulting company. Dr. Kukes was the CEO at Samara-Nafta, a Russian oil company, partnering with Hess Corporation; a U.S. based international oil company, from June 2004 to April 2013. He was President and Chief Executive of Tyumen Oil Company (TNK) from 1998 until its merger with British Petroleum (BP) in 2003. He then joined Yukos Oil as chairman. He also served as chief executive of Yukos from 2003 until June 2004. In 1999, he was voted one of the Top 10 Central European Executives by the Wall Street Journal Europe and in 2003 he was named by The Financial Times and PricewaterhouseCoopers as one of the 64 most respected business leaders in the world.

Dr. Kukes has a primary degree in Chemical Engineering from the Institute for Chemical Technology, Moscow and a PhD in Physical Chemistry from the Academy of Sciences, Moscow and was a Post-Doctoral Fellow of Rice University in Houston, Texas. He is the holder of more than 130 patents and has published more than 60 scientific papers.

J. Douglas Schick, President

Mr. Schick has over twenty years of experience in the oil and gas industry. Prior to joining the Company as President on August 1, 2018, Mr. Schick was employed by American Resources, Inc., a Houston, Texas-based privately-held independent oil and gas company which he co-founded and continues to serve as Chief Executive Officer (from August 2017 to the present) and formerly as Chief Financial Officer and Vice President of Business Development (from August 2013 to August 2017) provided that Mr. Schick’s service to American Resources requires only minimal time commitment from Mr. Schick that does not conflict with his duties and responsibilities to the Company.. Prior to starting American Resources, Mr. Schick served as the founder, owner and principal of J. Douglas Enterprises, a Houston, Texas-based exploration & production (E&P) mergers and acquisitions (M&A), business development and financial consulting firm (from June 2011 to the present provided that Mr. Schick’s service to J. Douglas Enterprises requires only minimal time commitment from Mr. Schick that does not conflict with his duties and responsibilities to the Company), as Vice President of Finance (from January 2011 until its sale in June 2011) for Highland Oil and Gas, a private equity-backed E&P company headquartered in Houston, Texas, as Manager of Planning and then Director of Planning at Houston, Texas-based Mariner Energy, Inc. (from December 2006 until its sale to Apache Corp. in December 2010), and in various roles of increasing responsibility in finance, planning, M&A, treasury and accounting at The Houston Exploration Company, ConocoPhillips and Shell Oil Company (from 1998 to 2006). Mr. Schick currently serves on the Board of Directors of Rockdale Marcellus, LLC, a Houston, Texas-based subsidiary of Rockdale Energy, LLC engaged in oil and gas development.

Mr. Schick holds a BBA in Finance from New Mexico State University and an MBA with a specialization in Finance from Tulane University.

Paul A. Pinkston, Chief Accounting Officer

Mr. Pinkston brings over 20 years of accounting, compliance, and financial reporting expertise to the Company, with extensive experience in handling and managing corporate compliance, financial reporting and audits, and other regulatory functions for companies engaged in the oil and gas industry in the U.S.  Prior to joining the Company on December 1, 2018, from August 2017 to February 2018, Mr. Pinkston served as Corporate Controller and Secretary for Trecora Resources (NYSE:  TREC), a Sugar Land, Texas-based petrochemical manufacturing and customer processing service company.  Prior to joining Trecora Resources, from May 2013 to June 2017, Mr. Pinkston served in various roles of increasing authority and responsibility at Camber Energy, Inc. (NYSE American:  CEI), a Houston, Texas-based oil and gas exploration and production company, including as Camber Energy’s Chief Accounting Officer, Secretary and Treasurer (August 2016 to June 2017), and as its Director of Financial Reporting (May 2013 to August 2016).  Before joining Camber Energy, Mr. Pinkston served as a Senior Consultant with Sirius Solutions LLLP, where he performed accounting, audit and finance consulting services (January 2006 to May 2013), as a Corporate Auditor performing internal audits for Baker Hughes, Inc. (January 2002 to November 2005), and as a Senior Auditor, conducting public and private audits, at Arthur Andersen LLP (from September 1998 to November 2001).

Mr. Pinkston received a Bachelor of Business Administration (Finance and Marketing) degree from the University of Texas and earned a Master of Business Administration (Accounting) degree from the University of Houston.  Mr. Pinkston is a Certified Public Accountant registered in the State of Texas.

Clark R. Moore, Executive Vice President, General Counsel and Secretary

Mr. Moore has served as our Executive Vice President, General Counsel, and Secretary since our acquisition of Pacific Energy Development in July 2012 and has served as the Executive Vice President, General Counsel, and Secretary of Pacific Energy Development since its inception in February 2011. Mr. Moore began his career in 2000 as a corporate attorney at the law firm of Venture Law Group located in Menlo Park, California, which later merged into Heller Ehrman LLP in 2003. In 2004, Mr. Moore left Heller Ehrman LLP and launched a legal consulting practice focused on representation of private and public company clients in the energy and high-tech industries. In September 2006, Mr. Moore joined Erin Energy Corporation (OTCMKTS:ERN) (formerly CAMAC Energy, Inc.), an independent energy company headquartered in Houston, Texas, as its acting General Counsel and continued to serve in that role through February 2011. In addition, since June 1, 2018, Mr. Moore has served as a partner at Foundation Law Group, LLP.

Mr. Moore received his J.D. with Distinction from Stanford Law School and his B.A. with Honors from the University of Washington.

Ivar Siem, Director (Director since July 2018)

Mr. Siem has broad experience from both the upstream and the service segments of the oil and gas industry, has been the founder of several companies, and has been involved in several roll-ups and restructuring processes throughout his career. He currently serves as the Chairman of American Resources, Inc., and as a Managing Partner of its affiliated investment vehicle, Norexas, LLC, both privately-held Houston, Texas-based companies active in oil and gas investment, acquisition and development, and has served in that capacity since 2013. Previously, Mr. Siem served as Chairman and Chief Executive Officer of American Resources, Inc. (from 2013 through July 2017) and Chairman of Blue Dolphin Energy Company (OTCQX: BDCO), a Houston, Texas-based independent refiner and marketer of petroleum products (from 1990 to June 2014, and President and CEO from 1990 until 2012). From January 2007 to present, Mr. Siem served as President of Drillmar Oil and Gas, Inc. (“Drillmar Oil”), a subsidiary of Drillmar Energy, Inc. Drillmar Oil filed a voluntary Chapter 11 bankruptcy proceeding in November 2009 from which it emerged in October 2010. In 1999, Mr. Siem acquired a small distressed public company, American Resources Offshore, Inc. and worked with creditors and existing management to achieve a voluntary reorganization. From 1995 to 2000, Mr. Siem served as Chairman and interim CEO of DI Industries/Grey Wolf Drilling while restructuring the company financially and operationally. Through several mergers and acquisitions, the company emerged as one of the leading land drilling contractors. The company was subsequently acquired by Precision Drilling in 2008. From 1996 to 1997 Mr. Siem served as Chairman and CEO of Seateam Technology ASA. Prior to Seateam, Mr. Siem held various executive roles at multiple E&P and oil field service companies. Mr. Siem started his career at Amoco working as an engineer in various segments of upstream operations.

Mr. Siem is currently on the Board of Directors at Siem Industries, Inc., the Drillmar Energy Group, and Petrolia Energy Corporation (OTCQB: BBLS), and has served on the board of several privately held and publicly traded companies including Frupor SA, Avenir, ASA, and DSND ASA. Siem Industries is a holding company which invests in shipping and offshore oil and gas construction services. Frupor SA, is a Portuguese agricultural business, which Mr. Siem cofounded with his brother O. M. Siem in 1988.

Mr. Siem holds a Bachelor of Science in Mechanical Engineering with a minor in Petroleum from the University of California, Berkeley and an Executive MBA from the Amos Tuck School of Business, Dartmouth University.

H. Douglas Evans, Director (Director since September 2018)

Mr. Evans has more than 45 years of oil and gas industry experience, 40 years of which have been spent in various executive management positions with Gulf Interstate Engineering Company (“GIE”), a privately-held Houston, Texas-based firm specializing in the engineering of oil, gas and liquid pipeline systems, where he currently serves as Chairman since November 2017, and previously as President and Chief Executive Officer (July 2004-November 2017), President (February 2003-November 2017), Senior Vice President (September 1994-July 2004), and in various other roles since he joined the company in 1978. During Mr. Evans’ tenure as an executive at GIE, he has successfully overseen the company’s organic growth from $25 million in sales in 1996 to over $250 million in sales in recent years, with GIE involved in almost every major onshore oil and gas pipeline in the world over the last 20 years.

Mr. Evans holds a B.S. Civil Engineering and Master of Business Administration from Queen’s University at Kingston, Ontario, and is a registered Professional Engineer in Ontario and Alberta, Canada. Mr. Evans currently serves as a member of the Board of Directors and Chairman of GIE (since November 2017), a member of the Board of Directors of Gulf Interstate Field Services, a GIE affiliate engaged in providing oil and gas pipeline construction inspection services (since February 2013), the Board of Directors and Chairman of the Strategy Committee for the International Pipe Line and Offshore Contractors Association (IPLOCA) (since Sptember 2010), a member of the Board of Houston, Texas-based Crossroads School, Inc. (since 2004), and a former member of the Board of the Cystic Fibrosis Foundation – Texas Gulf Coast Chapter.

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

Arrangements between Officers and Directors

There is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Other Directorships

Other than Mr. Siem, who currently serves on the Board of Directors of Petrolia Energy Corporation, (OTCQB: BBLS), no directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as discussed above under the description of each officer’s and director’s business experience, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure

Our board of directors has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of our business and what is in the best interests of our stockholders. Our current leadership structure is comprised of a separate Chairman of the board of directors and Chief Executive Officer ("CEO"). Mr. John J. Scelfo serves as Chairman and Dr. Simon Kukes serves as CEO. The board of directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our board of directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s CEO, Dr. Kukes) and the members of our board of directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Chairman to facilitate our board of directors’ oversight of management, promote communication between management and our board of directors, and support our board of directors’ consideration of key governance matters. The board of directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Director Independence

Our board of directors has determined that Mr. Scelfo and Mr. Evans are independent directors as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act. Accordingly, 50% of the members of our board of directors are independent as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

Committees of our Board of Directors

On September 5, 2013, and effective September 10, 2013, the board of directors adopted charters for the Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee. We currently maintain a Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee.

The committees of the Board of Directors consist of the following members as of the date of this filing:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Independent
Dr. Simon Kukes
Ivar Siem
John J. Scelfo (1)	C	C	M	X
H. Douglas Evans	M	M	C	X

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

Audit Committee

The audit committee selects, on behalf of our board of directors, an independent public accounting firm to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management, and recommends to the board of directors whether the audited financial statements should be included in our annual reports to be filed with the SEC. Mr. Scelfo serves as Chair of the Audit Committee and our board of directors has determined that Mr. Scelfo is an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

During the year ended December 31, 2018 the audit committee held four meetings.

Compensation Committee

The compensation committee reviews and approves (a) the annual salaries and other compensation of our executive officers, and (b) individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. Mr. Scelfo serves as Chair of the compensation committee.

During the year ended December 31, 2018, the compensation committee held three meetings.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee assists our board of directors in fulfilling its responsibilities by: identifying and approving individuals qualified to serve as members of our board of directors, selecting director nominees for our annual meetings of stockholders, evaluating the performance of our board of directors, and developing and recommending to our board of directors corporate governance guidelines and oversight procedures with respect to corporate governance and ethical conduct. Mr. Scelfo serves as Chair of the nominating and corporate governance committee.

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

The nominating and governance committee will consider qualified director candidates recommended in good faith by stockholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The nominating and governance committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. The Committee will consider candidates recommended by stockholders if the information relating to such candidates are properly submitted in writing to the Secretary of the Company in accordance with the manner described for stockholder proposals under “Stockholder Proposals for 2019 Annual Meeting of Stockholders and 2019 Proxy Materials” on page 54 of our definitive proxy statement for the 2018 Annual Meeting of stockholders. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means.

During the year ended December 31, 2018 the nominating and corporate governance committee held one meeting.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2018, the Board held nine meetings and took various other actions via the unanimous written consent of the board of directors and the various committees described above. All directors attended all of the board of directors meetings and committee meetings relating to the committees on which each director served during fiscal year 2018. The Company held annual shareholders meetings on June 26, 2014, October 7, 2015, December 28, 2016, December 28, 2017 and September 27, 2018 at which meetings all directors were present in person or via teleconference. Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

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

Shareholder Communications

Our stockholders and other interested parties may communicate with members of the board of directors by submitting such communications in writing to our Corporate Secretary, 1250 Wood Branch Park Dr., Suite 400, Houston, Texas 77079 who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular board member or members, the communication will be forwarded to a board member to bring to the attention of the board of directors.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during 2018 were timely made, except that J. Douglas Schick inadvertently failed to timely file a Form 3 relating to his appointment as President of the Company; John J. Scelfo inadvertently failed to timely file two Form 4s, and as a result three transactions were not reported on a timely basis; Dr. Simon Kukes inadvertently failed to timely file three Form 4s, and as a result four transactions were not reported on a timely basis; Ivar Siem inadvertently failed to timely file two Form 4s, and as a result two transactions were not reported on a timely basis; H. Douglas Evans inadvertently failed to timely file a Form 3 relating to his appointment as a member of the Board of Directors of the Company; H. Douglas Evans inadvertently failed to timely file one Form 4, and as a result two transactions were not reported on a timely basis; J. Douglas Schick inadvertently failed to timely file one Form 4, and as a result one transaction was not reported on a timely basis; Gregory L. Overholtzer inadvertently failed to timely file one Form 4, and as a result one transaction was not reported on a timely basis; Clark Moore inadvertently failed to timely file one Form 4, and as a result one transaction was not reported on a timely basis; and Paul Pinkston inadvertently failed to timely file one Form 4, and as a result one transaction was not reported on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2018 and 2017 to (a) Frank C. Ingriselli, our former Chairman, former President and former Chief Executive Officer, (b) Michael L. Peterson, our former President and Chief Executive Officer, (d) Clark R. Moore, our Executive Vice President, General Counsel and Secretary, (d) Gregory Overholtzer, our former Chief Financial Officer, (e) Dr. Simon Kukes, our current Chief Executive Officer and Director, (f) J. Douglas Schick, our current President and Paul A Pinkston, our current Chief Accounting Officer (collectively, the “Named Executive Officers”). There were no other executive officers who received compensation in excess of $100,000 in either 2018 or 2017.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Frank C. Ingriselli (2)	2018	66,346	-	-	116,000(3)	350,000(4)	532,346
Former Chairman of the Board, Chief Executive Officer and President	2017	-	-	-	46,320(5)	25,000(6)	71,320

Michael L. Peterson (7)	2018	125,000	-	-	-	-	125,000
Former Chief Executive Officer and President	2017	300,000	14,000	-	126,608(8)	-	440,608

Clark R. Moore	2018	250,000	-	-	141,830(9)	-	391,830
Executive Vice President, General Counsel and Secretary	2017	250,000	10,000	-	80,288(10)	-	340,288

Gregory Overholtzer	2018	190,000	-	-	26,600(11)	-	216,600
Former Chief Financial Officer	2017	190,000	6,000	29,141(12)	-	-	225,141

Dr. Simon Kukes (13)	2018	-	-	-	399,000(14)	-	399,000
Chief Executive Officer and Director

J. Douglas Schick (15)	2018	104,167	-	-	148,960(16)	-	253,127
President

Paul. A. Pinkston (17) Chief Accounting Officer	2018	11,667	-	-	39,900(18)	-	51,567

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the option grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 11 – Stockholders’ Equity – Common Stock”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

(2)
Mr. Ingriselli served as Chief Executive Officer of the Company until his retirement effective May 1, 2016, after which date he continued to serve as Chairman of the Company’s Board of Directors, again served as our Chief Executive Officer from April 2018 to July 2018 and served as President from April 2018 to August 1, 2018.

(3)
Consists of the value of 80,000 shares of restricted common stock granted in May 2018 at $0.34 per share and the value of 60,000 shares of restricted common stock granted in July 2018 at $1.48 per share.

(4)
Consists of cash severance amount paid to Mr. Ingriselli pursuant to the Separation and General Release Agreement, dated September 6, 2018, entered into by and between Mr. Ingriselli and the Company.

(5)
Consists of the fair value of options to purchase 150,000 shares of common stock granted in December 2017 at an exercise price of $0.3088 per share.

(6)
Consists of amount paid to Mr. Ingriselli pursuant to the Company's board compensation plan.

(7)
Mr. Peterson resigned as Chief Executive Officer and President effective May 31, 2018, and pursuant to a consulting agreement entered into with him, he receives $5,000 per month through May 2019 for debt restructuring, strategic planning, and capital markets consulting services.

(8)
Consists of the value of 410,000 shares of restricted common stock granted in December 2017 at $0.3088 per share.

(9)
Consists of the value of 50,000 shares of restricted common stock granted in July 2018 at $1.48 per share and the value of 51,000 shares of restricted common stock granted in December 2018 at $1.33 per share.

(10)
Consists of the value of 260,000 shares of restricted common stock granted in December 2017 at $0.3088 per share

(11)
Consists of the value of 20,000 shares of restricted common stock granted in December 2018 at $1.33 per share.

(12)
Consists of the fair value of options to purchase 150,000 shares of common stock granted in December 2017 at an exercise price of $0.3088 per share.

(13)
Dr. Kukes was appointed Chief Executive Officer and Director effective July 12, 2018.

(14)
Consists of the value of 300,000 shares of restricted common stock granted in December 2018 at $1.33 per share.

(15)
Mr. Schick was appointed President effective August 1, 2018.

(16)
Consists of the value of 112,000 shares of restricted common stock granted in December 2018 at $1.33 per share.

(17)
Mr. Pinkston was appointed Chief Accounting Officer effective December 1, 2018.

(18)
Consists of the value of 30,000 shares of restricted common stock granted in December 2018 at $1.33 per share.

Outstanding Equity Awards at Year Ended December 31, 2018

The following table sets forth information as of December 31, 2018 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Frank C. Ingriselli	34,827	-	$5.10	5/30/2021	-	-
	4,254	-	$5.10	5/30/2021	-	-
	37,000	-	$3.70	5/30/2021	-	-

Michael L. Peterson	298	-	$302.40	2/2/2021	-	-
	10,000	-	$2.40	10/7/2021	-	-
	26,954	-	$5.10	6/18/2022	-	-
	6,380	-	$5.10	6/18/2022	-	-
	32,500	-	$3.70	1/7/2020	-	-
	30,000	-	$2.20	1/7/2021	-	-

Gregory Overholtzer	11,667	-	$5.10	6/18/2022	20,000(3)	$26,600
	5,000	-	$3.70	1/7/2020	-	-
	15,000	-	$2.20	1/7/2021	-	-
	1,100	-	$3.00	2/8/2022	-	-
	60,000	-	$1.10	12/28/2021	-	-
	75,000	30,000	$0.3088	12/28/2022(4)	-	-

Clark R. Moore	18,887	-	$5.10	6/18/2022	52,000(1)	$16,058
	4,447	-	$5.10	6/18/2022	50,000(2)	$74,000
	27,000	-	$3.70	1/7/2020	51,000(3)	$67,830
	28,000	-	$2.20	1/7/2021	-	-

Dr. Simon Kukes	-	-	-	-	300,000(3)	$399,000

J. Douglas Schick	-	-	-	-	112,000(3)	$148,960

Paul A. Pinkston	-	-	-	-	30,000(5)	$39,900

(1)	Stock award vests on June 28, 2019, subject to the holder remaining an employee of or consultant to the Company on such vesting date.
(2)	Stock award vests on January 11, 2019, subject to the holder remaining an employee of or consultant to the Company on such vesting date.
(3)
Stock award vests 33.3% on December 12, 2019, 33.3% on December 12, 2020, and December 12, 2021, subject to the holder remaining an employee of or consultant to the Company on such vesting dates, provided, however, the stock award shall fully vest on April 7, 2019, subject to the holder completing consulting services to the Company through April 7, 2019 in accordance with that certain Separation and General Release Agreement, dated December 31, 2018, entered into by and between the Company and Mr. Overholtzer.

(4)
Option award fully vests on April 7, 2019, and all option awards held by holder shall be exercisable until December 31, 2021, subject to the holder completing consulting services to the Company through April 7, 2019 in accordance with that certain Separation and General Release Agreement, dated December 31, 2018, entered into by and between the Company and Mr. Overholtzer.

(5)	Stock award vests 50% on December 1, 2019, and 50% on December 1, 2020, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.

Issuances of Equity to Executive Officers

See above and see also “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 10 – Stockholders’ Equity – Common Stock” for equity issuances to executive officers for the years ended December 31, 2018 and 2017, respectively.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (2) (3) (4)	All Other Compensation ($)	Total ($)
John J. Scelfo	$-	$248,329	$-	$248,329
Ivar Siem	$-	$-	$-	$-
H. Douglas Evans	$-	$201,141	$-	$201,141
Elizabeth P. Smith (1)	$10,000	$46,320	$-	$56,320
David Z. Steinberg (5)	$10,000	$46,320	$-	$56,320
Adam McAfee (1)	$10,000	$46,320	$-	$56,320

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the period presented. Ms. Smith, Mr. Steinberg and Mr. McAfee were paid quarterly cash compensation in the amount of $5,000 each quarter prior to their resignation from the Board effective September 27, 2018, and thereafter no directors have received any cash compensation for their service on the Board or its committees. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)	Resigned as a director effective September 27, 2018.
(2)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 11 – Stockholders’ Equity – Common Stock”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

(3)
Mr. Scelfo and Mr. Evans received grants of 120,000 and 100,000 options to purchase shares of our common stock at a fair value of $227,689 and $189,741, respectively, on September 27, 2018. Mr. Scelfo and Mr. Evans also received grants of 20,000 shares of restricted stock on September 27, 2018, each with an aggregate grant date fair value of $43,800, which will vest in full on July 12, 2019 and September 27, 2019, respectively. For the year ended December 31, 2018, there was compensation of $20,640 and $11,400, respectively, related to these grants.

(4)
Ms. Smith, Mr. Steinberg and Mr. McAfee each received a grant of 150,000 shares of restricted stock on December 28, 2017, each with an aggregate grant date fair value of approximately $46,320, which vested in full in 2018.

(5)	Resigned as a direector effective July 11, 2018.

Our board previously adopted a compensation program, as amended, that, effective for periods after 2012, provides each of our directors in good standing who are not employees or paid consultants of the Company with compensation consisting of (a) a quarterly cash payment of $5,000, and (b) an annual equity award consisting of shares of restricted stock valued at $60,000, vesting on the date that is one year following the director’s anniversary date on the board; provided, however, for fiscal year 2017, the board reduced the annual equity award component of the board compensation program from shares of restricted stock valued at $60,000 vesting on the date that is one year following the director’s anniversary date on the board, instead to an annual equity award consisting of 150,000 shares of restricted stock, vesting on the date that is one year following the director’s anniversary date on the board. Effective September 27, 2018, the Board no longer has a formal compensation program; provided that the Board of Directors and/or the Compensation Committee may authorize compensation (including, but not limited to cash, options and restricted stock) to the members of the Board of Directors from time to time in their discretion.

Agreements with Current Named Executive Officers

Dr. Simon Kukes. Dr. Kukes has agreed to receive an annual salary of $1 as his compensation for serving as Chief Executive Officer of the Company and as a member of the Board of Directors and to not charge the Company for any business expenses he incurs in connection with such positions.

J. Douglas Schick. On August 1, 2018, in connection with his appointment as President of the Company, we entered into an offer letter with J. Douglas Schick (the “Offer Letter”). Pursuant to the Offer Letter, Mr. Schick agreed to serve as President of the Company on an at-will basis; the Company agreed to pay Mr. Schick $20,833 per month and that Mr. Schick is eligible for an annual bonus in the discretion of the Company totaling up to 40% of his then current salary and may also receive grants of restricted stock and options in the Board of Directors’ sole discretion. Mr. Schick’s employment may be terminated by him or the Company with 30 days prior written notice. In the event Mr. Schick’s employment with the Company is terminated by the Company without “Cause,” the Company will (a) pay Mr. Schick an amount equal to twelve (12) months of his then-current annual base salary, and (b) immediately accelerate by twelve (12) months the vesting of all outstanding Company restricted stock and options exercisable for Company capital stock held by Mr. Schick. For purposes of the Offer Letter, “Cause” means Mr. Schick’s (1) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; (2) fraud on or misappropriation of any funds or property of the Company or any of its affiliates, customers or vendors; (3) act of material dishonesty, willful misconduct, willful violation of any law, rule or regulation, or breach of fiduciary duty involving personal profit, in each case made in connection with his responsibilities as an employee, officer or director of the Company and which has, or could reasonably be deemed to result in, a material adverse effect upon the Company; (4) illegal use or distribution of drugs; (5) willful material violation of any policy or code of conduct of the Company; or (6) material breach of any provision of the Offer Letter or any other employment, non-disclosure, non-competition, non-solicitation or other similar agreement executed by him for the benefit of the Company or any of its affiliates, all as reasonably determined in good faith by the Board of Directors of the Company. However, an event that is or would constitute “Cause” shall cease to be “Cause” if he reverses the action or cures the default that constitutes “Cause” within 10 days after the Company notifies him in writing that Cause exists.

The Offer Letter contains standard confidentiality provisions; a standard non-compete restriction prohibiting Mr. Schick from competing against the Company during the term of his employment and for one year thereafter in connection with any directly competitive enterprise, commercial venture, or project involving petroleum exploration, development, or production activities in the same geographic areas as the Company’s activities or doing business with the Company during the six-month period before the termination of his employment, with certain exceptions; and a non-solicitation provision prohibiting him from inducing or attempting to induce any employee of the company from leaving their employment with the Company and/or attempting to induce any consultant, service provider, customer or business relation of the Company from terminating their relationship with the Company during the term of his employment and for one year thereafter.

 Clark R. Moore. Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013, with Clark Moore, its Executive Vice President, Secretary and General Counsel (the “Moore Employment Agreement”), pursuant to which, effective June 1, 2011, Mr. Moore has been employed by Pacific Energy Development, with a current annual base salary of $250,000, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion. In addition, Mr. Moore’s employment agreement includes, among other things, severance payment provisions that would require the Company to make lump sum payments equal to 18 months’ salary and target bonus to Mr. Moore in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the employment agreement. The employment agreement also prohibits Mr. Moore from engaging in competitive activities during and following termination of his employment that would result in disclosure of our confidential information, but does not contain a general restriction on engaging in competitive activities.

For purposes of the Moore Employment Agreement, the term “Cause” means his (1) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; (2) fraud on or misappropriation of any funds or property of our company or any of its affiliates, customers or vendors; (3) act of material dishonesty, willful misconduct, willful violation of any law, rule or regulation, or breach of fiduciary duty involving personal profit, in each case made in connection with his responsibilities as an employee, officer or director of our company and which has, or could reasonably be deemed to result in, a Material Adverse Effect upon our company; (4) illegal use or distribution of drugs; (5) material violation of any policy or code of conduct of our company; or (6) material breach of any provision of the employment agreement or any other employment, non-disclosure, non-competition, non-solicitation or other similar agreement executed by him for the benefit of our company or any of its affiliates, all as reasonably determined in good faith by the board of directors of our company. However, an event that is or would constitute “Cause” shall cease to be “Cause” if he reverses the action or cures the default that constitutes “Cause” within 10 days after our company notifies him in writing that Cause exists. No act or failure to act on Mr. Moore’s part will be considered “willful” unless it is done, or omitted to be done, by him in bad faith or without reasonable belief that such action or omission was in the best interests of our company. Any act or failure to act that is based on authority given pursuant to a resolution duly passed by the board of directors, or the advice of counsel to our company, shall be conclusively presumed to be done, or omitted to be done, in good faith and in the best interests of the Company.

For purposes of the Moore Employment Agreement, “Material Adverse Effect” means any event, change or effect that is materially adverse to the condition (financial or otherwise), properties, assets, liabilities, business, operations or results of operations of our company or its subsidiaries, taken as a whole.

For purposes of the Moore Employment Agreement, “Good Reason” means the occurrence of any of the following without his written consent: (a) the assignment to him of duties substantially inconsistent with this employment agreement or a material adverse change in his titles or authority; (b) any failure by our company to comply with the compensation provisions of the agreement in any material way; (c) any material breach of the employment agreement by our company; or (d) the relocation of him by more than fifty (50) miles from the location of our company’s office located in Danville, California. However, an event that is or would constitute “Good Reason” shall cease to be “Good Reason” if: (i) he does not terminate employment within 45 days after the event occurs; (ii) before he terminates employment, we reverse the action or cure the default that constitutes “Good Reason” within 10 days after he notifies us in writing that Good Reason exists; or (iii) he was a primary instigator of the “Good Reason” event and the circumstances make it inappropriate for him to receive “Good Reason” termination benefits under the employment agreement (e.g., he agrees temporarily to relinquish his position on the occurrence of a merger transaction he assists in negotiating).

For purposes of the Moore Employment Agreement, “Change of Control” means: (i) a merger, consolidation or sale of capital stock by existing holders of capital stock of our company that results in more than 50% of the combined voting power of the then outstanding capital stock of our company or its successor changing ownership; (ii) the sale, or exclusive license, of all or substantially all of our company’s assets; or (iii) the individuals constituting our company’s board of directors as of the date of the employment agreement (the “Incumbent Board of Directors”) cease for any reason to constitute at least 1/2 of the members of the board of directors; provided, however, that if the election, or nomination for election by our stockholders, of any new director was approved by a vote of the Incumbent Board of Directors, such new director shall be considered a member of the Incumbent Board of Directors. Notwithstanding the foregoing and for purposes of clarity, a transaction shall not constitute a Change in Control if: (w) its sole purpose is to change the state of our company’s incorporation; (x) its sole purpose is to create a holding company that will be owned in substantially the same proportions by the persons who held our company’s securities immediately before such transaction; or (y) it is a transaction effected primarily for the purpose of financing our company with cash (as determined by the board of directors in its discretion and without regard to whether such transaction is effectuated by a merger, equity financing or otherwise).

Paul A. Pinkston. On December 1, 2018, the Company appointed Mr. Pinkston as the Chief Accounting Officer of the Company and Mr. Pinkston commenced employment with the Company pursuant to the terms of an Offer Letter, dated October 16, 2018, and effective December 1, 2018, entered into by and between the Company and Mr. Pinkston (the “Pinkston Offer Letter”). Also effective on December 1, 2018, Mr. Pinkston commenced serving as the Company’s Principal Financial and Accounting Officer of the Company.

Pursuant to the Pinkston Offer Letter, Mr. Pinkston agreed to serve as Chief Accounting Officer of the Company on an at-will basis, the Company agreed to pay Mr. Pinkston $11,666.67 per month, Mr. Pinkston is eligible for an annual bonus in the discretion of the Board of Directors of the Company totaling up to 30% of his then current salary, Mr. Pinkston may also receive grants of restricted stock and options in the Board of Directors’ sole discretion, and Mr. Pinkston’s employment may be terminated by him or the Company with 30 days prior written notice. In addition, Mr. Pinkston was granted 30,000 shares of the Company’s common stock under the Company’s employee equity incentive plan, 50% of which shares vest on Mr. Pinkston’s one (1) year anniversary of his employment commencement date, and 50% of which shares vest on Mr. Pinkston’s two (2) year anniversary of his employment commencement date, subject to Mr. Pinkston’s continued service with the Company and the terms of a Board-approved restricted stock purchase agreement entered into between Mr. Pinkston and the Company.

The Pinkston Offer Letter contains standard confidentiality provisions and a standard a non-solicitation provision prohibiting him from inducing or attempting to induce any employee of the Company from leaving their employment with the Company and/or attempting to induce any consultant, service provider, customer or business relation of the Company from terminating their relationship with the Company during the term of his employment and for one year thereafter.

Agreements with Former Named Executive Officers

Frank C. Ingriselli. Mr. Frank C. Ingriselli entered into an Employment Agreement with Pacific Energy Development, our wholly-owned subsidiary on May 10, 2018 (the “Ingriselli Employment Agreement”). Pursuant to the Ingriselli Employment Agreement, which had an effective date of June 1, 2018, Mr. Ingriselli served as our President at an annual base salary of $250,000, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the Board of Directors in its discretion. The Company also agreed to pay Mr. Ingriselli standard benefits as other executive officers of the Company. In addition, the Ingriselli Employment Agreement included certain termination and severance provisions which provided for, among other things, severance payment provisions that would require the Company to make lump sum payments equal to 18 months’ salary and target bonus (payable within thirty days after termination) to Mr. Ingriselli in the event his employment was terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigned for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the Ingriselli Employment Agreement.

The definitions of “Cause” (including the applicable cure provisions associated therewith), “Material Adverse Effect”, “Good Reason” and “Change of Control” in Mr. Ingriselli’s employment agreement were substantially the same as in Mr. Moore’s employment agreement as discussed above.

In addition, as additional consideration for Mr. Ingriselli rejoining the Company as its President (which position he held until August 2018) and Chief Executive Officer (which position he held until July 2018), on May 10, 2018, the Company granted Mr. Ingriselli 80,000 shares of restricted Company common stock under the Company’s Amended and Restated 2012 Equity Incentive Plan, vesting with respect to 60,000 shares on the six (6) month anniversary of June 1, 2018 and 20,000 of the shares on the nine (9) month anniversary of June 1, 2018, subject to his continued service as an employee of or consultant to the Company on such vesting dates, and subject to the terms and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and Mr. Ingriselli.

In an effort to reduce the general and administrative expenses of the Company, Mr. Ingriselli, the Company’s then-Chairman and former President and Chief Executive Officer, agreed to retire from the Company as an employee, effective September 6, 2018.  Mr. Ingriselli continued as the Non-Executive Chairman of the Company’s Board of Directors until his resignation from the Board on September 27, 2018, and continued to work with the Company in a transitional consulting capacity until October 1, 2018 (the “Ingriselli Transition Period”) through his wholly-owned consulting firm, Global Ventures Investments Inc. (“GVEST”), pursuant to an Agreement dated September 6, 2018, entered into by and between the Company and GVEST (the “Consulting Agreement”).   Pursuant to the Consulting Agreement, through GVEST Mr. Ingriselli agreed to provide the Company with services in the areas of investor relations, public relations, financing strategies, corporate strategies and development of business opportunities through the Ingriselli Transition Period in exchange for the acceleration of vesting of an aggregate of 140,000 shares of restricted common stock previously issued to Mr. Ingriselli by the Company (the “Unvested Ingriselli Shares”), which would have otherwise vested in full on March 1, 2019, subject to Mr. Ingriselli’s continued service to the Company, and would have otherwise been forfeited by Mr. Ingriselli upon his resignation prior to such vesting date.  In addition, the Company and Mr. Ingriselli entered into an Employee Separation and Release dated September 6, 2018 (the “Ingriselli Separation Agreement”), pursuant to which Mr. Ingriselli agreed to (i) waive all severance benefits to which he is entitled under his Executive Employment Agreement dated May 10, 2018 (the “Ingriselli Employment Agreement”), including, but not limited to, waiver of any payments by the Company to Mr. Ingriselli of a lump sum payment equal to up to eighteen (18) months’ salary and 30% bonus, and continued medical benefits for up to three (3) years, in the event of Mr. Ingriselli’s termination under certain circumstances, pursuant to the terms of the Ingriselli Employment Agreement, and (ii) fully-release the Company from all claims, in exchange for the Company agreeing to (x) allow Mr. Ingriselli to transfer the Unvested Ingriselli Shares to GVEST, and (y) pay a lump sum cash payment of $350,000 to Mr. Ingriselli after seven (7) days following the effectiveness of the Separation Agreement, which the Company paid in full.

Michael L. Peterson. The Company and Mr. Peterson (who previously served as the Company’s President and Chief Executive Officer) entered into a customary Employee Separation and Release on May 10, 2018 (the “Separation Agreement”), pursuant to which Mr. Peterson agreed to fully-release the Company from all claims, in exchange for the Company agreeing to make a lump sum payment of $20,000 upon effectiveness of the Separation Agreement. In addition, in order to assist in the transition of his executive duties to Mr. Ingriselli, and to continue to support the Company’s ongoing efforts to restructure its debt prior to its maturity in the second quarter of 2019, Mr. Peterson has agreed to continue to work with the Company in a consulting capacity for a period of twelve (12) months commencing June 1, 2018 (the “Consulting Term”, which is renewable thereafter for additional one month terms pursuant to the terms of the agreement) pursuant to an Independent Contractor Agreement dated May 10, 2018 entered into by and between the Company and Mr. Peterson (the “Peterson Consulting Agreement”).   Pursuant to the Peterson Consulting Agreement, Mr. Peterson shall provide the Company with executive transition, debt restructuring, strategic planning and capital markets support and services through the Consulting Term in exchange for monthly fee of $5,000. The Peterson Consulting Agreement is terminable by the Company at any time for “Cause”, as similarly defined under the Ingriselli Employment Agreement as described above.

On September 1, 2011, Pacific Energy Development, our wholly-owned subsidiary, entered into a Consulting Agreement engaging Michael L. Peterson to serve as Executive Vice President of Pacific Energy Development. This Consulting Agreement was superseded by an employment offer letter dated February 1, 2012, which employment offer letter was later amended and restated in full on June 16, 2012 and further amended on April 25, 2016 in connection with his promotion to the office of Chief Executive Officer of the Company. Pursuant to Mr. Peterson’s employment offer letter, Mr. Peterson served the Chief Executive Officer and President of the Company (positions he held until May 31, 2018) at an annual base salary of $300,000, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion. Mr. Peterson’s employment offer letter was terminated on May 31, 2018.

Gregory Overholtzer. Mr. Overholtzer served as the Chief Financial Officer of the Company from May 2016 to December 31, 2018, and formerly as the Company’s Corporate Controller from January 2012 to May 2016, and as the Company’s Vice President, Finance and Corporate Controller from June 2012 to May 2016.  Effective May 1, 2016, in connection with Mr. Overholtzer’s appointment as Chief Financial Officer of the Company, the Company entered into an Amendment No. 1 to Employment Agreement on April 25, 2016 with Mr. Overholtzer (the “Amended Overholtzer Employment Agreement”), which amended that certain Employment Letter Agreement dated June 16, 2012, entered into by and between the Company as successor-in-interest to Pacific Energy Development Corp. and Mr. Overholtzer in connection with his original employment with the Company, and provided that the Company may terminate Mr. Overholtzer’ s employment for any reason with thirty (30) days prior written notice (the “Overholtzer Employment Agreement”). Mr. Overholtzer had an annual base salary of $190,000, and was eligible for a discretionary cash performance bonus each year of up to 30% of his then-current annual base salary.

In connection with the Company’s consolidation of accounting operations to its new Houston, Texas headquarters,on December 31, 2018, the Company and Mr. Overholtzer entered into a Separation and General Release Agreement (the “Overholtzer Separation Agreement”) pursuant to which, effective December 31, 2018 (the “Overholtzer Separation Date”), Mr. Overholtzer and the Company mutually agreed to discontinue Mr. Overholtzer’s employment with the Company and Mr. Overholtzer resigned from all positions held with the Company and its subsidiaries. Mr. Overholtzer continues to work with the Company in a transitional consulting capacity until April 7, 2019 (the “Transition Period”) pursuant to a Consulting Agreement entered into by and between the Company and Mr. Overholtzer on January 1, 2019 (the “Overholtzer Consulting Agreement”).   Pursuant to the Overholtzer Consulting Agreement, Mr. Overholtzer agreed to provide accounting and financial reporting services and support to the Company for an average of up to six (6) hours per week during the Overholtzer Transition Period in exchange for cash compensation of $15,000 per month and continued COBRA insurance coverage for Mr. Overholtzer and his dependents paid for by the Company during the Overholtzer Transition Period. Upon the successful conclusion of the Overholtzer Transition Period, (i) the Company agreed to accelerate the vesting of an aggregate of 20,000 shares of restricted common stock previously issued to Mr. Overholtzer by the Company (the “Unvested Overholtzer Shares”), which would have otherwise vested ratably over three years through December 12, 2021, subject to Mr. Overholtzer’s continued service to the Company, and which would have otherwise been forfeited by Mr. Overholtzer upon his separation from the Company prior to such vesting date, (ii) the Company agreed to accelerate the vesting of options to purchase an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $0.3088 per share previously issued to Mr. Overholtzer by the Company (the “Unvested Overholtzer Options”), which would have otherwise vested in full on June 28, 2019, subject to Mr. Overholtzer’s continued service to the Company, and which would have otherwise been forfeited by Mr. Overholtzer upon his separation from the Company prior to such vesting date, and (iii) the Company agreed to extend the exercise period for all of Mr. Overholtzer’s options for a period of three (3) years following the Overholtzer Separation Date (regardless of their original terms).  In addition, pursuant to the Overholtzer Separation Agreement, Mr. Overholtzer agreed to fully-release the Company from all claims in exchange for the Company agreeing to pay a lump sum cash payment of $15,833.33 to Mr. Overholtzer following the effectiveness of the Overholtzer Separation Agreement.

Equity Incentive Plans

2012 Plan

General. On June 26, 2012, our board of directors adopted the Blast Energy Services, Inc. 2012 Equity Incentive Plan, which was approved by our stockholders on July 30, 2012 and subsequently renamed to the PEDEVCO Corp. 2012 Equity Incentive Plan in connection with our name change from Blast Energy Services, Inc. to PEDEVCO Corp. The 2012 Equity Incentive Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, stock appreciation rights, or SARs, and performance units and performance shares. Subject to the provisions of the 2012 Equity Incentive Plan relating to adjustments upon changes in our common stock, an aggregate of 200,000 shares of common stock were reserved for issuance under the 2012 Equity Incentive Plan. On April 23, 2014, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on June 27, 2014. On July 27, 2015, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 300,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on October 7, 2015. On October 21, 2016, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on December 28, 2016. On November 6, 2017, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 1,500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on December 28, 2017. On August 10, 2018, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 3,000,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on September 27, 2018.

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

As of the date of this Annual Report, options to purchase 768,250 shares of common stock and 3,200,130 shares of restricted stock have been issued under the 2012 Plan, with 2,031,620 shares of common stock remaining available for issuance under the 2012 Plan. The options have a weighted average exercise price of $2.99 per share, and have expiration dates ranging from 2019 to 2023.

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

As of the date of this Annual Report, 31,016 options remain outstanding under the 2012 Pre-Merger Plan. These options have a weighted average exercise price of $4.92 per share, and have expiration dates ranging from February 8, 2022 to June 18, 2022.

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

As of the date of this Annual Report, 298 options remain outstanding under the 2009 Plan. These options have an exercise price of $302.40 per share and have an expiration date of February 2, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 27, 2019, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our Named Executive Officers; and (d) all current directors and Named Executive Officers, as a group. As of March 27, 2019, there were 45,288,828 shares of common stock and no shares of Series A Convertible Preferred Stock issued and outstanding.

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

	Common Stock
	Number of Common Stock Shares Beneficially Owned (1)	Percent of Common Stock (1)
Named Executive Officers and Directors
Simon G. Kukes (2)	37,296,663	82.4%
Michael Peterson (3)	550,568	1.2%
Clark R. Moore (4)	356,114	*
Frank C. Ingriselli (5)	351,081	*
Gregory Overholtzer (6)	192,326	*
Ivar Siem (7)	180,000	*
J. Douglas Schick (8)	112,000	*
Paul A. Pinkston (9)	30,000	*
John J. Scelfo (10)	20,000	*
H. Douglas Evans (11)	20,000	*

All Named Executive Officers and Directors as a group (seven persons)	38,014,807	83.8%

Greater than 5% Shareholders
SK Energy, LLC (12)	36,768,663	81.2%
5100 Westheimer, Suite 200
Houston, Texas 77056

*Less than 1%.

Unless otherwise stated, the address of each stockholder is c/o PEDEVCO Corp., 1250 Wood Branch Park Dr., Suite 400, Houston, Texas 77079.

(1)
Ownership voting percentages are based on 45,288,828 total shares of common stock which were outstanding as of March 27, 2019, provided that shares of common stock subject to options, warrants or other convertible securities (including the common stock issuable upon exercise of convertible promissory notes) that are currently exercisable or convertible, or exercisable or convertible within 60 days of the applicable date of determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the securities shown as beneficially owned by such person.

(2)
Consisting of the following: (a) 36,768,663 shares of common stock held by SK Energy LLC, an entity which Dr. Simon G. Kukes is deemed to beneficially own; (b) 225,000 shares of fully-vested common stock held by Dr. Kukes; (c) 300,000 shares of restricted common stock held by Dr. Kukes, 1/3 of which vest on each of December 12, 2019, December 12, 2020 and December 12, 2021, provided that Dr. Kukes remains a director, employee of, or consultant to the Company on such vesting dates; and (d) 3,000 shares of restricted common stock held by the spouse of Dr. Kukes, 1/3 of which vest on each of December 12, 2019, December 12, 2020 and December 12, 2021, provided that his spouse remains an employee of, or consultant to, the Company on such vesting dates. Dr. Kukes has voting control over his unvested shares of common stock.

(3)
Consisting of the following: (a) 1,834 fully-vested shares of common stock held by Mr. Peterson’s minor children; (b) 442,602 fully-vested shares of common stock (including shares held by a family trust which Mr. Peterson is deemed to beneficially own); (c) options to purchase 10,000 shares of common stock exercisable by Mr. Peterson at an exercise price of $2.40 per share; (d) options to purchase 33,334 shares of common stock exercisable by Mr. Peterson at an exercise price of $5.10 per share; (e) options to purchase 298 shares of common stock exercisable by Mr. Peterson at $302.40 per share; (f) options to purchase 32,500 shares of common stock exercisable by Mr. Peterson at an exercise price of $3.70 per share; and (g) options to purchase 30,000 shares of common stock exercisable by Mr. Peterson at $2.20 per share. The information presented with respect to the holder’s beneficial ownership is based solely on the Company’s record shareholder list and securities actually known to the Company as being held by the holder, is only to the best of the Company’s knowledge and has not be independently verified or confirmed.

(4)
Consisting of the following: (a) 169,076 fully-vested shares of common stock; (b) 2,867 fully-vested shares of common stock held by each of Mr. Moore’s two children, which he is deemed to beneficially own; (c) 180,000 unvested shares of common stock held by Mr. Moore, 52,000 of which vest on June 28, 2019, and 17,000 of which vest on each of December 12, 2019, December 12, 2020 and December 12, 2021, provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates; (d) options to purchase 23,334 shares of common stock exercisable by Mr. Moore at an exercise price of $5.10 per share; (e) options to purchase 27,000 shares of common stock exercisable by Mr. Moore at an exercise price of $3.70 per share; and (f) options to purchase 28,000 shares of common stock exercisable by Mr. Moore at an exercise price of $2.20 per share. Mr. Moore has voting control over his unvested shares of common stock.

(5)
Consisting of the following: (a) 275,000 fully-vested shares of common stock; (b) 27,000 fully-vested shares of common stock held jointly with spouse; (c) options to purchase 39,081 shares of common stock exercisable by Mr. Ingriselli at an exercise price of $5.10 per share; and (d) options to purchase 37,000 shares of common stock exercisable by Mr. Ingriselli at an exercise price of $3.70 per share. The information presented with respect to the holder’s beneficial ownership is based solely on the Company’s record shareholder list and securities actually known to the Company as being held by the holder, is only to the best of the Company’s knowledge and has not be independently verified or confirmed.

(6)
Consisting of the following: (a) 34,559 fully-vested shares of common stock; (b) 20,000 shares of common stock, of which 1/3 vest on each of December 12, 2019, December 12, 2020 and December 12, 2021, provided that Mr. Overholtzer remains employed by us, or is a consultant to us, on such vesting dates; (c) options to purchase 11,667 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $5.10 per share; (d) options to purchase 5,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $3.70 per share; (e) options to purchase 15,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $2.20 per share; (f) options to purchase 1,100 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $3.00 per share; (g) options to purchase 60,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $1.10 per share; and (h) options to purchase 45,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $0.3088 per share. Does not include options to purchase 30,000 shares of common stock at an exercise price of $0.3088 per share, which have not vested as of the date of this filing and do not vest within 60 days of this filing.  Mr. Overholtzer has voting control over his unvested shares of common stock. The information presented with respect to the holder’s beneficial ownership is based solely on the Company’s record shareholder list and securities actually known to the Company as being held by the holder, is only to the best of the Company’s knowledge and has not be independently verified or confirmed.

(7)
Consisting of 180,000 shares of common stock held by American Resources Offshore Inc., which shares Mr. Siem is deemed to beneficially own. Mr. Siem disclaims beneficial ownership of the securities held by American Resources Offshore Inc., except to the extent of his pecuniary interest therein.

(8)
Consisting of 112,000 unvested shares of common stock held by Mr. Schick, 1/3 of which vest on each of December 12, 2019, December 12, 2020 and December 12, 2021, provided that Mr. Schick remains employed by us, or is a consultant to us, on such vesting dates. Mr. Schick has voting control over his unvested shares of common stock.

(9)
Consisting of 30,000 unvested shares of common stock held by Mr. Pinkston, 1/2 of which vest on each of December 12, 2019 and December 12, 2020, provided that Mr. Pinkston remains employed by us, or is a consultant to us, on such vesting dates. Mr. Pinkston has voting control over his unvested shares of common stock.

(10)
Consisting of 20,000 unvested shares of common stock held by Mr. Scelfo, all of which vest on September 27, 2019, provided that Mr. Scelfo remains a director, employee of, or consultant to the Company on such vesting date. Mr. Scelfo has voting control over his unvested shares of common stock.

(11)
Consisting of 20,000 unvested shares of common stock held by Mr. Evans, all of which vest on September 27, 2019, provided that Mr. Evans remains a director, employee of, or consultant to the Company on such vesting date. Mr. Evans has voting control over his unvested shares of common stock.

(12)
Consisting of 36,768,663 shares of common stock held by SK Energy LLC, an entity which Dr. Simon G. Kukes is deemed to beneficially own due to his position as the Chief Executive Officer and 100% owner of SK Energy.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2018, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by shareholders (1)	799,564	$3.18	2,705,620(2)
Equity compensation plans not approved by shareholders (3)	1,307,354	$6.25	-
Total	2,106,918	$5.09	2,705,620

(1)
Consists of (i) options to purchase 31,016 shares of common stock issued and outstanding under the Pacific Energy Development Corp. 2012 Amended and Restated Equity Incentive Plan, (ii) options to purchase 298 shares of common stock issued and outstanding under the Blast Energy Services, Inc. 2009 Incentive Plan, and (iii) options to purchase 768,250 shares of common stock issued and outstanding under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(2)	Consists of 2,705,620 shares of common stock reserved and available for issuance under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(3)
Consists of (i) options to purchase 90,668 shares of common stock granted by Pacific Energy Development Corp. to employees and consultants of the company in October 2011 and June 2012, and (ii) warrants to purchase 1,216,685 shares of common stock granted by PEDEVCO Corp. to placement agents, lenders, investors and consultants between March 2013 and May 2016.

Changes in Control

The Company is not currently aware of any arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as referenced below or otherwise disclosed above under “Item 11. Executive Compensation”, there have been no transactions since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Transactions

On September 20, 2018, SK Energy entered into an agreement with American Resources Inc. (“American”), whose principals are Ivar Siem, a member of the Board of Directors of the Company, and J. Douglas Schick, the President of the Company. Pursuant to the agreement, American agreed to assist Dr. Kukes with his investments in the Company and SK Energy agreed to pay American 25% of the profit realized by SK Energy, if any, following the sale or disposal of the securities of the Company which SK Energy holds and may acquire in the future (prior to such sale/disposition). The profit is to be calculated based on (x) the amount of consideration received by SK Energy in connection with the sale of such securities, minus (y) the consideration paid by SK Energy for the securities, increased by 10% each year that such securities are held. The agreement has a term of four years, but can be terminated at any time by SK Energy with written notice to American.

Additional related party transactions are discussed in greater detail under “Part I” – “Item 1 and 2. Business and Properties” – “Material Transactions” – “SK Energy Note and Related Transactions”; “Series A Convertible Preferred Stock Amendment and Conversion”; “Convertible Note Sales”; and “Additional Convertible Note Sales”; “Part I” – “Item 1 and 2. Business and Properties” – “Recent Events” – “January 2019 SK Energy Convertible Note”; “Convertible Notes Amendment and Conversion”; and “SK Energy Note Amendment; Note Purchases and Conversion”; and “Item 8. Financial Statements and Supplementary Data” - “Note 8 – Notes Payable”; “Note 10 – Stockholders’ Equity – Preferred Stock”, “Note 12 – Related Party Transactions” and “Note 14 – Subsequent Events” of this Annual Report on Form 10-K, all of which information and disclosures is incorporated by reference into this Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Related Party Transactions

We have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), director(s) and significant stockholders, provided that it is our policy that any and all such transactions are presented and approved by the independent members of the Board of Directors (typically through an ad hoc committee formed solely for the purpose of approving each individual transaction), or the Audit Committee, or a majority of the board (with the interested parties abstaining) and future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

In addition, our Code of Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance” – “Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

Our board of directors has determined that Mr. Scelfo and Mr. Evans are an independent director as defined in the NYSE American rules governing members of boards of directors or as defined under Rule 10A-3 of the Exchange Act. Accordingly, 50% of the members of our board of directors are independent as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services performed by GBH CPAs, PC (“GBH”), which combined its practice with Marcum, LLP effective July 1, 2018, and Marcum LLP for the audit of our annual financial statements for the years ended December 31, 2018 and 2017 (in thousands).

	2018	2017
Audit Fees (1)	$122	$124
Audit-Related Fees (2)	-	-
Tax Fees (3)	27	16
All Other Fees (4)	18	17
Total	$167	$157

(1)
Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2018 and 2017 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)
Tax fees include professional services relating to preparation of the annual tax return.

(4)
Other fees include professional services for review of various filings and issuance of consents.

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by GBH and Marcum LLP for 2018 and 2017.

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

PEDEVCO Corp.

April 1, 2019	By:	/s/ Dr. Simon Kukes
Dr. Simon Kukes
Chief Executive Officer and Director
(Principal Executive Officer)

April 1, 2019	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Dr. Simon Kukes	Chief Executive Officer and Director	March 27, 2019
Dr. Simon Kukes	(Principal Executive Officer)

By: /s/ Paul A. Pinkston	Chief Accounting Officer	March 27, 2019
Paul A. Pinkston	(Principal Financial and Accounting Officer)

By: /s/ John J. Scelfo	Chairman of the Board of Directors	March 27, 2019
John J. Scelfo

By: /s/ H. Douglas Evans	Director	March 27, 2019
H. Douglas Evans

By: /s/ Ivar Siem	Director	March 27, 2019
Ivar Siem

  EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number

1.1	At Market Issuance Sales Agreement, dated September 29, 2016, by and among PEDEVCO CORP. and National Securities Corporation		8-K	1.1	September 29, 2016	001-35922
2.1#	Purchase and Sale Agreement dated August 1, 2018, by and between Milnesand Minerals Inc., Chaveroo Minerals Inc., Ridgeway Arizona Oil Corp., and EOR Operating Company, as sellers and Pacific Energy Development Corp., as purchaser		8-K	2.1	August 1, 2018	001-35922
2.2#	Purchase and Sale Agreement dated January 11, 2019, by and between Manzano, LLC and Manzano Energy Partners, II, LLC, as seller and Pacific Energy Development Corp., as purchaser		8-K	2.1	January 14, 2019	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	August 2, 2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	April 23, 2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	February 24, 2015	001-35922
3.4	Certificate of Amendment to Certificate of Formation (1-for-10 Reverse Stock Split of Common Stock)		8-K	3.1	March 27, 2017	333-64122
3.5	Amendment to Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on June 26, 2018		8-K	3.1	June 26, 2018	001-35922
3.6	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)		8-K	3.3	March 6, 2008	333-64122
3.7	Amendment to the Bylaws (December 3, 2012)		8-K	3.1	December 6, 2012	000-53725
3.8	Amendment to Bylaws (October 25, 2016)		8-K	3.1	October 21, 2016	001-35922
4.1	Form of Common Stock Certificate for PEDEVCO CORP.		S-3	4.1	October 23, 2013	333-191869
4.2	Form of PEDEVCO Corp. Series A Preferred Stock Certificate		10-K	4.2	March 31, 2014	001-35922
4.3	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Frank C. Ingriselli and the Registrant**		S-8	4.13	October 31, 2013	333-192002
4.4	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Clark R. Moore and the Registrant**		S-8	4.14	October 31, 2013	333-192002
10.1	2003 Stock Option Plan**		10-QSB/A	10.12	November 20, 2003	333-64122
10.2	Blast Energy Services, Inc. 2009 Stock Incentive Plan **		10-Q	4.1	August 14, 2009	000-53725
10.3	PEDEVCO Corp. 2012 Equity Incentive Plan**		8-K	4.1	August 2, 2012	000-53725
10.4	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement **		S-8	4.2	October 31, 2013	333-192002
10.5	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement**		S-8	4.3	October 31, 2013	333-192002
10.6	Pacific Energy Development Corp. 2012 Equity Incentive Plan **		S-8	4.4	October 31, 2013	333-192002
10.7	PEDEVCO Corp. Amended and Restated 2012 Equity Incentive Plan **		S-8	4.1	December 28, 2017	333-222335
10.8	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement**		S-8	4.5	October 31, 2013	333-192002
10.9	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement **		S-8	4.6	October 31, 2013	333-192002
10.10	Pacific Energy Development Corp. - Form of Restricted Shares Grant Agreement **		S-8	4.7	October 31, 2013	333-192002
10.11	Pacific Energy Development Corp. - Form of Stock Option Agreement **		S-8	4.8	October 31, 2013	333-192002
10.12	PEDEVCO Corp. - Form of Indemnification Agreement **		10-K	10.11	March 31, 2014	001-35922
10.13	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore **		10-K	10.20	March 31, 2014	001-35922

10.14	Form of Common Stock Warrant dated May 24, 2012, issued to MIE Jurassic Energy Corporation, May 24, 2012	10-K	10.38	March 31, 2014	001-35922
10.15	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.43	March 31, 2014	001-35922
10.16	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.44	March 31, 2014	001-35922
10.17	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore **	10-K	10.58	March 31, 2014	001-35922
10.18	Consulting Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Global Venture Investments, Inc.	8-K	10.1	April 27, 2016	001-35922
10.19	Employee Separation and Release dated April 25, 2016, by and between PEDEVCO Corp. and Frank C. Ingriselli**	8-K	10.2	April 27, 2016	001-35922
10.20	Amendment No. 2 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Michael L. Peterson**	8-K	10.3	April 27, 2016	001-35922
10.21	Employment Letter Agreement dated June 16, 2012, by and between Pacific Energy Development Corp. and Gregory Overholtzer**	8-K	10.4	April 27, 2016	001-35922
10.22	Amendment No. 1 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Gregory Overholtzer**	8-K	10.5	April 27, 2016	001-35922
10.23	Form of Amended and Restated Vesting Agreement dated April 25, 2016**	8-K	10.6	April 27, 2016	001-35922
10.24	Form of Warrant for Purchase of Common Stock (Investor Warrants)	8-K	10.5	May 17, 2016	001-35922
10.25	Form of Amended and Restated Warrant for Purchase of Common Stock (Investor Warrants)	8-K	10.6	May 17, 2016	001-35922
10.26	Call Option Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and Golden Globe Energy (US), LLC	8-K	10.12	May 17, 2016	001-35922
10.27	Employment Agreement, dated May 10, 2018, by and between Frank C. Ingriselli and Pacific Energy Development Corp.**	8-K	10.1	May 10, 2018	001-35922
10.28	Employee Separation and Release, dated May 10, 2018, by and between Michael L. Peterson and PEDEVCO Corp.**	8-K	10.2	May 10, 2018	001-35922
10.29	Independent Contractor Agreement, dated May 10, 2018, by and between Michael L. Peterson and PEDEVCO Corp.**	8-K	10.3	May 10, 2018	001-35922
10.30	$7.7 Million Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC, as lender, dated June 25, 2018	8-K	10.1	June 26, 2018	001-35922
10.31	Tranche A Note Repayment Agreement dated June 25, 2018, by and between PEDEVCO Corp. and the Tranche A Noteholders name therein	8-K	10.2	June 26, 2018	001-35922
10.32	Junior Notes Repayment Agreement dated June 25, 2018, by and between PEDEVCO Corp. and the Junior Noteholders name therein	8-K	10.3	June 26, 2018	001-35922
10.33	Bridge Note Repayment Agreement dated June 25, 2018, between PEDEVCO Corp. and the Bridge Noteholders name therein	8-K	10.4	June 26, 2018	001-35922
10.34	Form of Warrant for the Purchase of Common Stock dated June 25, 2018 (Tranche B Noteholders)	8-K	10.5	June 26, 2018	001-35922
10.35	PEDEVCO Corp. 2012 Equity Incentive Plan, as amended	S-8	4.1	September 27, 2018	333-227566
10.36	Form of Convertible Promissory Note between PEDEVCO Corp., as borrower and various lenders (including SK Energy LLC), dated August 1, 2018	8-K	10.1	August 1, 2018	001-35922
10.37	Stock Purchase Agreement dated August 1, 2018, by and between Pacific Energy Development Corp. and Hunter Oil Production Corp.	8-K	10.2	August 1, 2018	001-35922
10.38	Membership Interest Purchase Agreement dated August 1, 2018, by and between Pacific Energy Development Corp., as buyer, and MIE Jurassic Energy Corporation, as seller	8-K	10.3	August 1, 2018	001-35922

10.39	Offer Letter with J. Douglas Schick as President dated August 1, 2018**		8-K	10.4	August 1, 2018	001-35922
10.40	Warrant Repurchase Agreement between PEDEVCO Corp., Principal Growth Strategies, LLC, and RJ Credit LLC dated August 31, 2018		8-K	10.1	September 4, 2018	001-35922
10.41	Warrant Repurchase Agreement between PEDEVCO Corp. and Senior Health Insurance Company of Pennsylvania dated August 31, 2018		8-K	10.2	September 4, 2018	001-35922
10.42	Separation and General Release Agreement, dated September 6, 2018, between Pacific Energy Development Corp. and Frank C. Ingriselli**		8-K	10.1	September 10, 2018	001-35922
10.43	Agreement, dated September 6, 2018, between Global Venture Investments Inc. and Pacific Energy Development Corp.**		8-K	10.2	September 10, 2018	001-35922
10.44	Convertible Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC, dated October 25, 2018		8-K	10.1	October 26, 2018	001-35922
10.45	Offer Letter with Paul A. Pinkston as Chief Accounting Officer, dated October 16, 2018**		8-K	10.1	December 3, 2018	001-35922
10.46	Separation and General Release Agreement, dated December 31, 2018, between Pacific Energy Development Corp. and Gregory Overholtzer**		8-K	10.1	January 4, 2019	001-35922
10.47	Consulting Agreement, dated January 1, 2019, between Gregory Overholtzer and Pacific Energy Development Corp.**		8-K	10.2	January 4, 2019	001-35922
10.48	$15,000,000 Convertible Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC as lender, dated January 11, 2019		8-K	10.1	January 14, 2019	001-35922
10.49	First Amendment to Convertible Promissory Notes, dated February 15, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC		8-K	10.4	February 19, 2019	001-35922
10.50	First Amendment to Promissory Note, dated March 1, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC		8-K	10.1	March 4, 2019	001-35922
14.1	Code of Ethics and Business Conduct		8-K/A	14.1	August 8, 2012	000-53725
16.1	Letter dated July 30, 2018 from GBH CPAs, PC to the Securities and Exchange Commission		8-K	16.1	August 1, 2018	001-35922
21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of Marcum LLP	X
23.2	Consent of GBH CPAs, PC
23.3	Consent of Cawley, Gillespie & Associates, Inc.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1	Reserves Report of Cawley, Gillespie & Associates, Inc. for reserves of PEDEVCO Corp. as of December 31, 2018	*
99.2	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	September 5, 2013	001-35922
99.3	Charter of the Compensation Committee		8-K	99.2	September 5, 2013	001-35922
99.4	Charter of the Audit Committee		8-K	99.3	September 5, 2013	001-35922
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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