Form 10-Q
period 2019-03-31
PEDEVCO CORP
filed 2019-05-15
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PED	NYSE American

At May 12, 2019, there were 45,508,884 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.

Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (amounts in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$8,779	$3,463
Restricted cash	2,566	2,316
Accounts receivable – oil and gas	895	842
Prepaid expenses and other current assets	155	204
Total current assets	12,395	6,825

Oil and gas properties:
Oil and gas properties, subject to amortization, net	69,804	51,946
Oil and gas properties, not subject to amortization, net	1,920	8,516
Total oil and gas properties, net	71,724	60,462

Other assets	235	238
Total assets	$84,354	$67,525

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,012	$4,509
Accrued expenses	1,431	3,391
Revenue payable	861	831
Asset retirement obligations - current	124	119
Total current liabilities	12,428	8,850

Long-term liabilities:
Accrued expenses	-	14
Accrued expenses – related party	-	943
Notes payable – subordinated	-	400
Notes payable – subordinated – related party	-	30,200
Notes payable – related party, net of debt discount of $-0- and $161, respectively	-	7,694
Asset retirement obligations	2,575	2,452
Total liabilities	15,003	50,553

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 45,288,828 and 15,808,445 shares issued and outstanding, respectively	45	16
Additional paid-in capital	156,795	101,450
Accumulated deficit	(87,489)	(84,494)
Total shareholders’ equity	69,351	16,972

Total liabilities and shareholders’ equity	$84,354	$67,525

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
Revenue:	2019	2018
Oil and gas sales	$1,568	$644

Operating expenses:
Lease operating costs	970	312
Exploration expense	10	10
Selling, general and administrative expense	1,328	738
Depreciation, depletion, amortization and accretion	2,249	582
Total operating expenses	4,557	1,642

Gain on sale of oil and gas properties	920	-

Operating loss	(2,069)	(998)

Other income (expense):
Interest expense	(826)	(3,236)
Other expense	(100)	-
Total other income (expense)	(926)	(3,236)

Net loss	$(2,995)	$(4,234)

Loss per common share:
Basic and diluted	$(0.11)	$(0.58)

Weighted average number of common shares outstanding:
Basic and diluted	27,828,383	7,278,754

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(2,995)	$(4,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,249	582
Share-based compensation expense	299	183
Interest expense deferred and capitalized in debt restructuring	-	1,911
Gain on sale of oil and gas properties	(920)	-
Amortization of debt discount	161	712
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(53)	(50)
Prepaid expenses and other current assets	49	16
Accounts payable	1,847	249
Accrued expenses	(1,954)	308
Accrued expenses – related parties	657	261
Revenue payable	30	21
Net cash used in operating activities	(630)	(41)

Cash Flows From Investing Activities:
Cash paid for oil and gas properties	(700)	-
Cash paid for drilling costs	(9,279)	-
Proceeds from the sale of oil and gas property	1,175	-
Net cash used in investing activities	(8,804)	-

Cash Flows From Financing Activities:
Proceeds from notes payable – related parties	15,000	-
Net cash provided by financing activities	15,000	-

Net increase in cash and restricted cash	5,566	(41)
Cash and restricted cash at beginning of period	5,779	917
Cash and restricted cash at end of period	$11,345	$876

Supplemental Disclosure of Cash Flow Information
Cash paid for:	$-	$-
Interest	$-	$-
Income taxes	-	-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$3,656	$-
Acquisition of asset retirement obligations	$33	-
Changes in estimates of asset retirement costs	$11	-
Common stock issued for debt conversion	$55,075	-

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(amounts in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Totals
Balances at December 31, 2018	-	$-	15,808,445	$16	$101,450	$(84,494)	$16,972
Issuance of common stock for debt conversions	-	-	29,480,383	29	55,046	-	55,075
Share-based compensation	-	-	-	-	299	-	299
Net loss	-	-	-	-	-	(2,995)	(2,995)
Balances at March 31, 2019	-	$-	45,288,828	$45	$156,795	$(87,489)	$69,351

	Series A Convertible Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Totals
Balances at December 31, 2017	66,625	$-	7,278,754	$7	$100,954	$(138,101)	$(37,140)
Share-based compensation	-	-	-	-	183	-	183
Net loss	-	-	-	-	-	(4,234)	(4,234)
Balances at March 31, 2018	66,625	$-	7,278,754	$7	$101,137	$(142,335)	$(41,191)

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, have been omitted.

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

The Company’s strategy is to be the operator, directly or through its subsidiaries and joint ventures, in the majority of its acreage so it can dictate the pace of development in order to execute its business plan. The majority of its capital expenditure budget through 2019 will be focused on the development of the Company’s Permian Basin Asset, with a secondary focus on development of its D-J Basin Asset. The Company’s 2019 total development plan calls for the deployment of an estimated $52.1 million in capital, of which approximately $22.0 million has been raised to date. On the Company’s Permian Basin Asset, four initial horizontal wells were drilled in December 2018 and January 2019 in Phase One of its development plan, followed by Phase Two which contemplates the drilling and completion of an additional eight horizontal wells through 2020, subject to, and based upon, the results from Phase One, and in each case, available funding. The Company’s 2019 D-J Basin Asset development plan is currently under evaluation for its operated acreage and its non-operated acreage, and is projected to require approximately $7.6 million in capital through 2019. Due to the held-by-production nature of the Company’s Permian Basin assets, the Company believes capital can be readily allocated to its D-J Basin assets if needed. The Company expects that it will have sufficient cash available to meet its needs over the foreseeable future, which cash the Company anticipates being available from (i) its projected cash flows from operations, (ii) its existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director (“SK Energy”), which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, the Company may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2019 capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2018 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2018.

Recently Adopted Accounting Pronouncements

Revenue Recognition. Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company’s net earnings are not materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning January 1, 2018. Refer to Note 4 – Revenue from Contracts with Customers for additional information.

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for or use minerals, oil, natural gas and similar nonregenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of January 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated.

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of March 31, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

Compensation-Stock Compensation. In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted the standard as of January 1, 2019. There was no impact of the standard on its consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Change in Accounting Policy. The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Refer to Note 3 – Summary of Significant Accounting Policies above for additional information.

Exploration and Production. There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the three months ended in the periods indicated (in thousands):

	March 31, 2019	March 31, 2018
Oil sales	$1,453	$549
Natural gas sales	109	49
Natural gas liquids sales	6	46
Total revenue from customers	$1,568	$644

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2019 or 2018, respectively.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2019 (in thousands):

	Balance at December 31, 2018	Additions	Disposals	Transfers	Balance at March 31, 2019
Oil and gas properties, subject to amortization	$70,803	$13,635	$(255)	$6,596	$90,779
Oil and gas properties, not subject to amortization	8,516	-	-	(6,596)	1,920
Asset retirement costs	2,188	22	-	-	2,210
Accumulated depreciation and depletion	(21,045)	(2,140)	-	-	(23,185)
Total oil and gas assets	$60,462	$11,517	$(255)	$-	$71,724

On February 1, 2019, for consideration of $700,000, the Company completed an asset purchase from Manzano, LLC and Manzano Energy Partners II, LLC, whereby the Company purchased approximately 18,000 net leasehold acres, ownership and operated production from one horizontal well currently producing from the San Andres play in the Permian Basin, ownership of three additional shut-in wells and ownership of one saltwater disposal well. The Company subsequently drilled one Manzano well, which has yet to be completed as March 31, 2019.

On March 7, 2019, Red Hawk sold rights to 85.5 net acres of oil and gas leases located in Weld County, Colorado, to a third party, for aggregate proceeds of $1.2 million and recognized a gain on sale of oil and gas properties of $920,000 on the statement of operations. The sale agreement included a provision whereby the purchaser was required to assign Red Hawk 85 net acres of leaseholds in an area located where the Company already owns other leases in Weld County, Colorado, within nine months from the date of the sale, or to repay the Company up to $200,000 (proportionally adjusted for the amount of leasehold delivered). The purchaser has not yet identified or assigned the required leasehold acreage to the Company.

For the three-month period ended March 31, 2019, the Company has incurred $12.8 million in drilling costs for the drilling of five wells, four of which were completed. There were no drilling costs for the three-month period ended March 31, 2018.

The depletion recorded for production on proved properties for the three months ended March 31, 2019 and 2018, amounted to $2,140,000, compared to $563,000, respectively.

NOTE 6 – OTHER CURRENT ASSETS

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

In February 2015, the Company expanded its D-J Basin position through the acquisition of acreage from Golden Globe Energy (US), LLC (“GGE”)(the “GGE Acquisition” and the “GGE Acquired Assets”). In connection with the GGE Acquisition, on February 23, 2015, the Company provided GGE an option to acquire its interest in Caspian Energy for $100,000 payable upon exercise of the option (which was to expire on May 12, 2019) recorded in prepaid expenses and other current assets. As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at December 31, 2015 was $100,000. The $100,000 option was classified as part of other current assets as of December 31, 2018, and, since the option expired without being exercised on May 12, 2019 prior to the filing date of these financial statements, the Company fully reserved the $100,000 and recognized no value related to the option on the Company’s balance sheet as of March 31, 2019.

NOTE 7 – NOTES PAYABLE

The Company’s notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Notes Payable - Subordinated	$-	$400
Notes Payable - Subordinated Related Party	-	30,200
Notes Payable - Related Party	-	7,855
	-	38,455
Unamortized Debt Discount	-	(161)
Total Notes Payable	$-	$38,294

Convertible Note Issuances

On June 26, 2018, the Company borrowed $7.7 million from SK Energy under a Promissory Note dated June 25, 2018, in the amount of $7.7 million (the “June 2018 SK Energy Note”) and shown on the balance sheet as Note Payable – Related Party, net of debt discount from the issuance of 600,000 shares of common stock (as described below) with a fair value of $185,000 based on the market price at the issuance date. The June 2018 SK Energy Note accrues interest monthly at 8% per annum, payable quarterly, in either cash or shares of common stock (at the option of the Company), or, with the consent of SK Energy, such interest may be accrued and capitalized.

As additional consideration for SK Energy agreeing to the terms of the June 2018 SK Energy Note, the Company agreed to issue SK Energy 600,000 shares of common stock (the “Loan Shares”), with a fair value of $185,000 based on the market price on the date of issuance that was accounted for as a debt discount and is being amortized over the term of the note.

Based on a conversion price equal to $2.18, pursuant to the conversion terms of the June 2018 SK Energy Note, the amount of interest under the June 2018 SK Energy Note as of December 31, 2018 equaled $155,000 and was included in the outstanding principal balance of $7,855,000, for interest not paid or issued in common stock when due, the amount is recapitalized into the face value of the note, per the terms of the June 2018 SK Energy Note. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of December 31, 2018 was $161,000, which was amortized in full as of March 31, 2019, due to the note conversions, which included $107,000 of additional interest that was included in the principal balance, noted below under “Convertible Notes Amendment and Conversion” and “SK Energy Note Amendment; Note Purchases and Conversion”.

On August 1, 2018, the Company received total proceeds of $23,600,000 from the sale of multiple Convertible Promissory Notes (the “Convertible Notes”). A total of $22,000,000 in Convertible Notes were purchased by SK Energy (the “August 2018 SK Energy Note”); $200,000 in Convertible Notes were purchased by an executive officer of SK Energy; $500,000 in Convertible Notes were purchased by a trust affiliated with John J. Scelfo, a director of the Company; $500,000 in Convertible Notes were purchased by an entity affiliated with Ivar Siem, our director, and J. Douglas Schick, President of the Company; $200,000 in Convertible Notes was purchased by H. Douglas Evans (who became a Director and related party on September 27, 2018); and $200,000 in Convertible Notes were purchased by an unaffiliated party. The $23,600,000 is accounted for on the balance sheet as $23,200,000 of subordinated notes payable – related party and $400,000 as subordinated notes, as these notes are subordinated to the original June 2018 SK Energy Note.

The Convertible Notes accrue interest monthly at 8.5% per annum, which interest is payable on the maturity date unless otherwise converted into our common stock as described below. The accrued interest is accounted for on the balance sheet as of December 31, 2018 as $943,000 of accrued interest – related party and $14,000 of accrued interest. As of March 31, 2019, there was no accrued interest – related party or accrued interest, as $347,000 of accrued interest – related party and $6,000 of accrued interest incurred during 2019 together with the accrued interest outstanding as of December 31, 2018 was converted into shares of common stock due to the note conversions described below.

The Convertible Notes and all accrued interest thereon are convertible into shares of our common stock, from time to time after August 29, 2018, at the option of the holders thereof, at a conversion price equal to $2.13 per share, per terms of the Convertible Notes.

On October 25, 2018, the Company borrowed an additional $7.0 million from SK Energy, through the sale of a convertible promissory note in the amount of $7.0 million (the “October 2018 SK Energy Note”). The October 2018 SK Energy Note had substantially similar terms as the August 2018 SK Energy Note, except that it had a conversion price of $1.79 per share. The October 2018 SK Energy Note is due and payable on October 25, 2021, but may be prepaid at any time without penalty. The accrued interest expense related to this note for the year ended December 31, 2018 was $109,000 and is accounted for on the balance sheet as accrued interest – related party. As of March 31, 2019, there was no accrued interest – related party, as accrued interest of $78,000 incurred during 2019 together with the accrued interest outstanding as of December 31, 2018 was converted into shares of common stock due to the note conversions described below.

January 2019 SK Energy Convertible Note

On January 11, 2019, the Company borrowed an additional $15.0 million from SK Energy, through the sale of a convertible promissory note in the amount of $15.0 million (the “January 2019 SK Energy Note”). The January 2019 SK Energy Note had substantially similar terms as the August 2018 SK Energy Note, except that it had a conversion price of $1.50 per share. The January 2019 SK Energy Note is due and payable on January 11, 2022, but may be prepaid at any time without penalty. As of March 31, 2019, there was no outstanding principal or accrued interest – related party due to the note conversions noted below. Accrued interest-related party for this note prior to the conversion totaled $126,000.

Convertible Notes Amendment and Conversion

On February 15, 2019, the Company and SK Energy agreed to amend the Convertible Notes (including the August 2018 SK Energy Note), October 2018 SK Energy Note, and the January 2019 SK Energy Note, to remove the conversion limitation that previously prevented SK Energy from converting any portion of the notes into common stock of the Company if such conversion would have resulted in SK Energy beneficially owning more than 49.9% of the Company’s outstanding shares of common stock

Immediately following the entry into the amendment, on February 15, 2019, SK Energy elected to convert (i) all $15,000,000 of the outstanding principal and all $126,000 of accrued interest then owed under the January 2019 SK Energy Note into common stock of the Company at a conversion price of $1.50 per share, as set forth in the January 2019 SK Energy Note into 10,083,819 shares of restricted common stock of the Company, and (ii) all $7,000,000 of the outstanding principal and all $187,000 of accrued interest under the October 2018 SK Energy Note into common stock of the Company at a conversion price of $1.79 per share, as set forth in the October 2018 SK Energy Note, into 4,014,959 shares of restricted common stock of the Company.

On March 1, 2019, the Company and SK Energy amended the June 2018 SK Energy Note, to provide SK Energy the right, at any time, at its option, to convert the principal and interest owed under such June 2018 SK Energy Note, into shares of the Company’s common stock, at a conversion price of $2.13 per share.

In addition, on March 1, 2019, the holders of $1,500,000 in aggregate principal amount of Convertible sold their Convertible Notes at face value plus accrued and unpaid interest through March 1, 2019 to SK Energy (the “Convertible Note Sale”). Holders which sold their Convertible Notes pursuant to the Convertible Note Sale to SK Energy, including an executive officer of SK Energy ($200,000 in principal amount of Convertible Notes); a trust affiliated with John J. Scelfo, a director of the Company ($500,000 in principal amount of Convertible Notes); an entity affiliated with Ivar Siem, a director of the Company, and J. Douglas Schick the President of the Company ($500,000 in principal amount of Convertible Notes); and Harold Douglas Evans, a director of the Company ($200,000 in principal amount of Convertible Notes).

Immediately following the effectiveness of the SK Energy Note Amendment and Convertible Note Sale, on March 1, 2019, SK Energy and the Unaffiliated Holder elected to convert all $31,300,000 of outstanding principal and an aggregate of $1,460,000 of accrued interest under the June 2018 SK Energy Note, SK Energy’s $22 million Convertible Note and all other Convertible Notes, into common stock of the Company at a conversion price of $2.13 per share (the “Conversion Price” and the “Conversions”) as set forth in the June 2018 SK Energy Note, as amended, and the Convertible Notes (including SK Energy’s $22 million Convertible Note (collectively, the “Notes”), into an aggregate of 15,381,605 shares of restricted common stock of the Company (the “Conversion Shares”).

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Three Months Ended March 31, 2019
Balance at the beginning of the period (1)	$2,571
Accretion expense	106
Obligations incurred for acquisition	33
Changes in estimates	(11)
Balance at end of period (2)	$2,699

(1)
Includes $119,000 of current asset retirement obligations included in accrued liabilities at December 31, 2018.

(2)
Includes $124,000 of current asset retirement obligations included in accrued liabilities at March 31, 2019.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Lease

Change in Accounting Policy. The Company adopted ASU No. 2016-02, “Leases (Topic 842)” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, January 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated as of January 1, 2019. Refer to Note 3 – Summary of Significant Accounting Policies above for additional information.

In June 2018, the Company assumed the lease for its corporate office space located in Houston, Texas from American Resources, Inc., an entity beneficially owned and controlled by Ivar Siem, a director of the Company, and J. Douglas Schick, the Company’s President. The term of the lease ends on August 31, 2019, and the obligation for the remainder of this lease is $55,000.

The Company also leased space for its former corporate headquarters in Danville, California that was scheduled to expire July 31, 2019, but was terminated in January 2019 without penalty or other amounts due. The obligation for this lease through January 2019 was $5,000. In February 2019, the Company entered into a six-month lease agreement for 187 square feet of new office space located in Danville, California for the Company’s general counsel. The monthly rent is $1,000, and the Company paid a $1,000 security deposit. The total current obligation for the remainder of this lease through July 2019 is $5,000.

For the three months ended March 31, 2019 and 2018, the Company incurred lease expense of $23,000 and $14,000, respectively, for the combined leases.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 49 net acres expire during the remainder of 2019, and 170 net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, no net acres are due to expire in 2019 and 2,886 net acres expire thereafter (net to our direct ownership interest only). For the Manzano acquisition (the assets acquired on February 1, 2019), 6,981 net acres expire during the remainder of 2019 and 6,526 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A” preferred stock. As of March 31, 2019 and December 31, 2018, there were no shares of the Company’s Series A Convertible Preferred Stock outstanding, respectively.

Common Stock

At March 31, 2019, the Company was authorized to issue 200,000,000 shares of its common stock with a par value of $0.001 per share.

The following summarizes the Company’s common stock activity during the three-month period ended March 31, 2019 (amounts in thousands, except share and per share amounts):

		Common Shares
	Amount	Per Share	Issued and Outstanding Shares
Balance at December 31, 2018			15,808,445
January 2019 Note Conversion*	$15,126	$1.50	10,083,819
October 2018 Note Conversion*	7,187	1.79	4,014,959
SK Energy Note and August 2018 Notes Conversions*	32,763	2.13	15,381,605
Balance at March 31, 2019			45,288,828

*See Note 7 above for further discussion of the Note Conversions.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three months ended March 31, 2019 and 2018 was $186,000 and $166,000, respectively. The remaining unamortized stock-based compensation expense at March 31, 2019 related to restricted stock was $781,000.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Blast 2003 Stock Option Plan and 2009 Stock Incentive Plan

Prior to June 2005, the Company was known as Blast Energy Services, Inc. (“Blast”). Under Blast’s 2003 Stock Option Plan and 2009 Stock Incentive Plan, options to acquire 298 shares of common stock were granted and remained outstanding and exercisable as of March 31, 2018 and December 31, 2018, respectively. No new options were issued under these plans in 2019 or 2018.

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

A total of 6,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of March 31, 2019, of which 3,200,130 shares have been issued as restricted stock, 768,250 shares are subject to issuance upon exercise of issued and outstanding options, and 2,031,620 shares remain available for future issuance as of March 31, 2019.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of March 31, 2019, options to purchase an aggregate of 31,016 shares of the Company’s common stock and 55,168 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

Options

During the three months ended March 31, 2019, no options were granted, exercised or expired. As of March 31, 2019, a total of 890,232 stock options are outstanding, with exercise prices ranging from $0.3088 to $302.40 per share and a weighted-average exercise price of $3.26 per share. Of the total amount of stock options outstanding, 595,232 are exercisable as of March 31, 2019, with a weighted-average exercise price of $4.06 per share

During the three months ended March 31, 2019 and 2018, the Company recognized stock option expense of $113,000 and $17,000, respectively. The remaining amount of unamortized stock options expense at March 31, 2019, was $207,000.

The intrinsic value of outstanding and exercisable options at March 31, 2019 and December 31, 2018 was $448,000 and $36,000, respectively.

Warrants

During the three months ended March 31, 2019, no warrants were granted or exercised, and warrants to purchase 100,000 shares of common stock expired.

The intrinsic value of outstanding, as well as exercisable, warrants at March 31, 2019 and December 31, 2018, was $536,000 compared to $65,000, respectively.

Warrant activity during the three months ended March 31, 2019 was:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2018	1,216,686	$7.44	1.4
Expired/Cancelled	(100,000)	$25.00
Outstanding at March 31, 2019	1,116,686	$4.69	0.6
Exercisable at March 31, 2019

NOTE 12 – RELATED PARTY TRANSACTIONS

The following table reflects the related party amounts for SK Energy, Directors and Officers included in the balance sheets of the period indicated (in thousands):

	March 31,	December 31
	2019	2018
Long-term accrued expenses	$-	$943
Long-term notes payable – subordinated	-	30,200
Long-term notes payable, net of discount of $-0- and $161, respectively	-	7,694
Total related party liabilities	$-	$38,837

See Note 7 above for further discussion of the debt conversions and subsequent retirement of all related party debt.

NOTE 13 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2019 and 2018 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended March 31, 2019 and 2018.

NOTE 14 – SUBSEQUENT EVENTS

Effective April 1, 2019, the Company issued 60,056 total shares of common stock upon the cashless exercise of two warrants to purchase an aggregate of 596,280 shares of common stock with an exercise price of $2.50 per share, based on a current market value of $2.78 per share, under the terms of each warrant.

In April 2019, restricted stock awards were granted to three new employees and one consultant an aggregate of 160,000 shares of the Company’s common stock, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant for a total of 50,000 of the restricted stock awards vest as follows: 100% on the one-year anniversary of the grant date, subject to the recipient’s continued service with the Company. These shares have a total fair value of $135,000 based on the market price on the issuance date. The grants for 110,000 shares of restricted stock vest as follows: 50% on the one-year anniversary of the grant date and 50% on the second-year anniversary of the grant date, subject to the recipient’s continued service with the Company. These shares have a total fair value of $253,000 based on the market price on the issuance date.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	future acquisition transactions;
●	estimated future reserves and the present value of such reserves; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on April 1, 2019. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, and the unaudited consolidated financial statements included in this quarterly report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 4 of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 1, 2019.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2019, above.

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

● “Boe” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;

● “Bopd” refers to barrels of oil day;

● “Mcf” refers to a thousand cubic feet of natural gas;

● “NGL” refers to natural gas liquids;

● “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

● “SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

● “Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at our website (www.pacificenergydevelopment.com) under “Investors” – “SEC Filings”, when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.pacificenergydevelopment.com. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  As of March 31, 2019, we held approximately 38,564 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 11,863 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of March 31, 2019, we held interests in 352 gross (343 net) wells in our Permian Basin Asset of which 65 are active producers, 28 are active injectors, one well is an active Salt Water Disposal well (“SWD”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 66 gross (21.3 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 27 gross (5.1 net) wells are non-operated, and 21 wells have an after-payout interest.

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

Specifically, we seek to increase shareholder value through the following strategies:

●
Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the Permian Basin and to a lesser degree the DJ-Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves growth. We have identified approximately 150 gross drilling locations across our Permian Basin acreage based on 20-acre spacing. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.
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
●
Leverage extensive deal flow, technical and operational experience to evaluate and execute accretive acquisition opportunities. Our management and technical teams have an extensive track record of forming and building oil and gas businesses. We also have significant expertise in successfully sourcing, evaluating and executing acquisition opportunities. We believe our understanding of the geology, geophysics and reservoir properties of potential acquisition targets will allow us to identify and acquire highly prospective acreage in order to grow our reserve base and maximize shareholder value.
●
Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile that will provide us flexibility across various commodity and market cycles. We intend to utilize our strategic partners and public currency to continuously fund development and operations.

Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget through 2019 will be focused on the development of our Permian Basin Asset, with a secondary focus on development of our D-J Basin Asset. Our 2019 total development plan calls for the deployment of an estimated $52.1 million in capital, of which approximately $22.0 million has been raised to date. On our Permian Basin Asset four initial horizontal wells were drilled in December 2018 and January 2019 in Phase One of our development plan, followed by Phase Two which contemplates the drilling and completion of an additional eight horizontal wells through 2020, subject to, and based upon, the results from Phase One, and in each case, available funding. Our 2019 D-J Basin Asset development plan is currently under evaluation for our operated acreage and our non-operated acreage and is projected to require approximately $7.6 million in capital through 2019. Due to the held-by-production nature of our Permian Basin assets, we believe capital can be readily allocated to our D-J Basin assets if needed. We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director (“SK Energy”), which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2019 capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020.

Recent Events

Borrowings and Conversions

Information regarding recent borrowings and the conversion of such debt into common stock of the Company is described in greater detail under “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 7 – Notes Payable”, above.

Manzano Acquisition

On February 1, 2019, for consideration of $700,000, the Company completed an asset purchase from Manzano, LLC and Manzano Energy Partners II, LLC, whereby the Company purchased approximately 18,000 net leasehold acres, ownership and operated production from one horizontal well currently producing from the San Andres play in the Permian Basin, ownership of three additional shut-in wells, and ownership of one saltwater disposal well.  The Company subsequently drilled one Manzano well, which has yet to be completed as March 31, 2019.

Red Hawk Property Rights Sale

On March 7, 2019, Red Hawk sold rights to 85.5 net acres of oil and gas leases located in Weld County, Colorado, to a third party, for aggregate proceeds of $1.2 million. The sale agreement included a provision whereby the purchaser was required to assign Red Hawk 85 net acres of leaseholds in an area located where the Company already owns other leases in Weld County, Colorado, within nine months from the date of the sale, or to repay the Company up to $200,000 (proportionally adjusted for the amount of leasehold delivered). The purchaser has not yet identified or assigned the required leasehold acreage to the Company.

Drilling and Workover Activities

In December 2018, we commenced drilling four San Andres horizontal wells in our Permian Basin Asset acreage acquired from Hunter Oil Company in September 2018, which wells were completed in March 2019. Also, in February 2019, we completed workover operations to reactivate a San Andres horizontal well, and in March 2019 we completed the drilling of our fifth San Andres horizontal well, both operations were conducted on our Permian Basin Acreage acquired from Manzano in February 2019.

Results of Operations and Financial Condition

Oil and Natural Gas Sales Volumes

During the three-month period ended March 31, 2019, our net crude oil and natural gas sales volumes increased to 35,112 Bbls or 391 Bopd from 14,264 Bbls, or 158 Bopd, a 146% increase over the previous three-month period ended March 31, 2018. The production increase is primarily related to the Company completing four producing wells during the current period which were part of our acquisition of oil and gas properties in the third quarter of 2018.

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the three months ended March 31, 2019. There were no significant capital expenditures for the three months ended March 31, 2018 (in thousands):

Capital Expenditures
Leasehold Acquisitions	$37
Property Acquisitions (1)	769
Drilling and Facilities (2)	12,829
Other (3)	22
Total	$13,657

(1)
Consists of amounts related to the acquisition of certain oil and gas properties in February 2019 (see “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 5 - Oil and Gas Properties”).
(2)
Consists of amounts primarily related to the drilling of five wells and the completion of four of the five wells as of March 31, 2019.
(3)
Other non-cash acquisitions relate to the present value of the estimated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.

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

Results of Operations

The following discussion and analysis of the results of operations for the three-month periods ended March 31, 2019 and 2018, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

We reported a net loss for the three-month period ended March 31, 2019 of $3.0 million, or ($0.11) per share, compared to a net loss for the three-month period ended March 31, 2018 of $4.2 million or ($0.58) per share. The decrease in net loss of $1.2 million was primarily due to a reduction in interest expense of $2.4 million from the conversion of all the Company’s outstanding loan interest and principal into common stock in the current period, compared to the prior year’s period, as a result of the Company’s June 2018 debt restructuring (described in “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 7 – Notes Payable”), coupled with $1.8 million in additional revenue and a gain on the sale of certain oil and gas properties, offset by additional operating expenses of $3.0 million, from the Company’s production increases, as well as the hiring of additional staff and consultants.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

				%
	March 31, 2019	March 31, 2018	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	30,207	9,472	20,735	219%
Natural Gas (Mcf)	23,964	17,551	6,413	37%
NGL (Mcf)	5,466	11,198	(5,732)	(51%)
Total (Boe) (1)	35,112	14,264	20,848	146%

Crude Oil (Bbls per day)	336	105	231	220%
Natural Gas (Mcf per day)	266	195	71	36%
NGL (Mcf per day)	61	124	(63)	(51%)
Total (Boe per day) (1)	391	158	233	147%

Average Sale Price:
Crude Oil ($/Bbl)	$48.10	$58.00	$(9.90)	(17%)
Natural Gas ($/Mcf)	4.57	2.79	1.78	64%
NGL ($/Mcf)	1.00	4.11	(3.11)	(76%)

Net Operating Revenues (in thousands):
Crude Oil	$1,453	$549	$904	164%
Natural Gas	109	49	60	123%
NGL	6	46	(40)	(88%)
Total Revenues	$1,568	$644	$924	143%

(1)	Assumes 6 Mcf of natural gas and NGL equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the three-month period ended March 31, 2019 increased $0.9 million, or 143%, to $1.6 million, compared to $0.6 million for the same period a year ago, due primarily to a favorable volume variance of $1.0 million, offset by an unfavorable price variance of $0.1 million. The production increase can be attributed to the Company’s completion of four producing wells during the current year’s period compared to the prior year’s period.

Net Operating and Other Income (Expenses)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)

Lease Operating Expenses	$970	$312	$658	211%
Exploration Expenses	10	10	-	-
Depreciation, Depletion,
Amortization and Accretion	2,249	582	1,667	286%

General and Administrative (Cash)	$1,029	$555	$474	85%
Share-Based Compensation (Non-Cash)	299	183	116	63%
Total General and Administrative Expense	1,328	738	590	80%

Interest Expense	$(826)	$(3,236)	$(2,410)	(74%)
Other Expense	$(100)	$-	$100	100%

Lease Operating Expenses. The increase of $0.7 million was primarily due to workover expenses and somewhat higher variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to the Permian Basin Asset acquisition in September 2018.

Exploration Expense.  There was no change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $1.7 million increase was primarily the result of higher oil volume resulting from the increased number of wells and increased oil production from our completion of three producing wells during the current year’s period, compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation). The increase of $0.5 million was primarily due to increases in payroll as well as other cost increases, resulting from the hiring of additional personnel and consultants during the current year’s period, compared to the prior year’s period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased by $0.1 million primarily due to an increase in the awarding of employee stock-based options and compensation. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense.  The decrease of $2.4 million was due primarily to lower loan balances, compared to the prior year’s period as a result of the Company’s June 2018 debt restructuring as described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2018, under the heading “Item 1 and 2. Business and Properties” – “Business Operations” – “Restructuring”.

Other Expense. In the current period, the Company wrote-off a $0.1 million third party option related to the option to acquire shares of Caspian Energy, described in greater detail under “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 6 – Other Current Assets”, which had expired unexercised as of the date of this filing.

Liquidity and Capital Resources

The primary sources of cash for the Company during the three month period ended March 31, 2019 were funds borrowed pursuant to convertible promissory notes (which were subsequently converted into common stock), which funds came from SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors, and sales of crude oil and natural gas. The primary uses of cash were funds used for development costs and operations.

Working Capital

At March 31, 2019, the Company’s total current liabilities of $12.4 million equaled its total current assets of $12.4 million, while at December 31, 2018, the Company’s total current liabilities of $8.9 million exceeded its total current assets of $6.8 million, resulting in a working capital deficit of $2.1 million. The $2.1 million decrease in our working capital deficit is primarily related to cash borrowed under convertible notes (subsequently converted into common stock) in excess of amounts used to fund payables and accrued expenses related to our capital drilling projects.

Financing

A summary of our financing transactions and other recent funding transactions can be found at “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 7 – Notes Payable”).

Cash Flows (in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities	$(630)	$(41)
Cash flows used in investing activities	(8,804)	-
Cash flows provided by financing activities	15,000	-
Net increase (decrease) in cash and restricted cash	$5,566	$(41)

Cash Flows used in Operating Activities. Net cash used in operating activities increased by $0.6 million for the current year’s period when compared to the prior year’s period primarily due to a decrease in our net loss of $1.2 million coupled with an increase in depreciation, depletion and amortization of $1.7 million from our increased production in the current period offset by a reduction of deferred interest of $2.0 million in the prior period coupled with the current period’s gain on sale of oil gas properties of $0.9 million and the $0.6 million reduction in debt discount amortization, as a result of our debt restructuring which occurred in August 2018.

Cash Flows used in Investing Activities. Net cash used by investing activities of $8.8 million for the current year’s period primarily consisted of the purchase and sale of certain oil and gas properties and drilling and development activities, compared to no activity in the prior year’s period.

Cash Flows provided by Financing Activities. Net cash provided by financing activities for the current year’s period consisted of $15.0 million in proceeds from the issuance of a convertible promissory note, compared to no activity in the prior year’s period.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of March 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See our Form 10-K for further discussion of our critical accounting policies.

Recently Adopted and Recently Issued Accounting Pronouncements

Refer to “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 3 – Summary of Significant Accounting Policies” - “Recently Adopted Accounting Pronouncements”, for a discussion of new accounting pronouncements that affect us.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded as of March 31, 2019, that our disclosure controls and procedures were not effective, due to the fact that, although the Company began the implementation of a formal documentation and assessment program during the current reporting period, such program had not been completed as of March 31, 2019. The Company anticipates having the formal documentation completed and to provide an updated assessment of our disclosure controls and procedures in our next Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on April 1, 2019, other than as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company.

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

For example, in 2014, 2016 and 2018, opponents of hydraulic fracturing sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us. One of the proposed initiatives would have made the vast majority of the surface area of the state ineligible for drilling, including substantially all of our planned future drilling locations. By further example, in April 2019, Colorado Senate Bill 19-181 (the “Bill”) was passed into law, which prioritizes the protection of public safety, health, welfare, and the environment in the regulation of the oil and gas industry by modifying the State’s oil and gas statutes and clarifying, reinforcing, and establishing local governments’ regulatory authority over the surface impacts of oil and gas development in Colorado. This Bill, among other things, gives more power to local government entities in making land use decisions about oil and gas development and regulation, and directs the Colorado Oil & Gas Conservation Commission “(COGCC”) to promulgate rules to ensure, among other things, proper wellbore integrity, allow public disclosure of flowline information, and evaluate when inactive or shut-in wells must be inspected before being put into production or used for injection. In addition, the Bill requires that owners of more than 50% of the mineral interests in lands to be pooled must have joined in the application for a pooling order and that the application must include proof that the applicant received approval for the facilities from the affected local government or that the affected local government does not regulate such facilities. In addition, the Bill provides that an operator cannot use the surface owned by a nonconsenting owner without permission from the nonconsenting owner, and increases nonconsenting owners’ royalty rates during a well’s pay-back period from 12.5% to 13.0%. The COGCC is currently working to issue objective criteria, after public comment, on how the COGCC will begin implementing this new law, with local governments expected to follow. We anticipate that the Bill may make it harder or more costly for us to undertake oil and gas development activities in Colorado.

Similar to the Bill described above, proposals are made from time to time to adopt new, or amend existing, laws and regulations to address hydraulic fracturing or climate change concerns through further regulation of exploration and development activities. Please read “Part I” – “Item 1 and 2. Business and Properties” — “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters” of our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein, for a further description of the laws and regulations that affect us. We cannot predict the nature, outcome, or effect on us of future regulatory initiatives, but such initiatives could materially impact our results of operations, production, reserves, and other aspects of our business.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, subject to the requirements of the NYSE American (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions, including sales in a public offering and/or sales which are undertaken at or above the lower of the closing price immediately preceding the signing of the binding agreement or the average closing price for the five trading days immediately preceding the signing of the binding agreement), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended March 31, 2019, and through the date of the filing of this Report, which were not previously disclosed in a prior Quarterly Report on Form 10-Q, Annual Report on Form 10-K or in a Current Report on Form 8-K, except as set forth below.

Effective April 1, 2019, the Company issued 60,056 total shares of common stock upon the cashless exercise of two warrants to purchase an aggregate of 596,280 shares of common stock with an exercise price of $2.50 per share, based on a current market value of $2.78 per share, under the terms of each warrant. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date	File Number
2.1#	Purchase and Sale Agreement dated January 11, 2019, by and between Manzano, LLC and Manzano Energy Partners, II, LLC, as seller and Pacific Energy Development Corp., as purchaser	8-K	2.1	January 14, 2019	001-35922
10.1***	Separation and General Release Agreement, dated December 31, 2018, between Pacific Energy Development Corp. and Gregory Overholtzer	8-K	10.1	January 4, 2019	001-35922
10.2***	Consulting Agreement, dated January 1, 2019, between Gregory Overholtzer and Pacific Energy Development Corp.	8-K	10.2	January 4, 2019	001-35922
10.3	$15,000,000 Convertible Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC as lender, dated January 11, 2019	8-K	10.1	January 14, 2019	001-35922
10.4	First Amendment to Convertible Promissory Notes, dated February 15, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC	8-K	10.4	February 19, 2019	001-35922
10.5	First Amendment to Promissory Note, dated March 1, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC	8-K	10.1	March 4, 2019	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PEDEVCO Corp.

May 15, 2019	By:	/s/ Dr. Simon Kukes
Dr. Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 15, 2019	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)