Form 10-Q
period 2019-06-30
PEDEVCO CORP
filed 2019-08-12
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

(713) 221-1768
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

At August 9, 2019, there were 53,877,065 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (amounts in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$13,370	$3,463
Restricted cash – current	-	2,316
Accounts receivable – oil and gas	1,381	842
Prepaid expenses and other current assets	62	204
Total current assets	14,813	6,825

Oil and gas properties:
Oil and gas properties, subject to amortization, net	72,351	51,946
Oil and gas properties, not subject to amortization, net	2,190	8,516
Total oil and gas properties, net	74,541	60,462

Other assets	3,575	238
Total assets	$92,929	$67,525

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,843	$4,509
Accrued expenses	1,335	3,391
Revenue payable	817	831
Asset retirement obligations - current	129	119
Total current liabilities	5,124	8,850

Long-term liabilities:
Accrued expenses	-	14
Accrued expenses – related party	-	943
Notes payable – subordinated	-	400
Notes payable – subordinated – related party	-	30,200
Notes payable – related party, net of debt discount of $-0- and $161, respectively	-	7,694
Asset retirement obligations	2,516	2,452
Total liabilities	7,640	50,553

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 53,827,065 and 15,808,445 shares issued and outstanding, respectively	53	16
Additional paid-in capital	175,185	101,450
Accumulated deficit	(89,949)	(84,494)
Total shareholders’ equity	85,289	16,972
Total liabilities and shareholders’ equity	$92,929	$67,525

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2019	2018	2019	2018
Oil and gas sales	$4,070	$898	$5,638	$1,542

Operating expenses:
Lease operating costs	2,095	417	3,065	729
Exploration expense	13	28	23	38
Selling, general and administrative expense	1,644	616	2,972	1,354
Depreciation, depletion, amortization and accretion	2,784	701	5,033	1,283
Total operating expenses	6,536	1,762	11,093	3,404

Gain on sale of oil and gas properties	-	-	920	-

Operating income (loss)	(2,466)	(864)	(4,535)	(1,862)

Other income (expense):
Interest expense	-	(3,155)	(826)	(6,391)
Interest Income	9	-	9	-
Gain on debt restructuring	-	70,309	-	70,309
Other expense	(3)	-	(103)	-
Total other income (expense)	6	67,154	(920)	63,918

Net income (loss)	$(2,460)	$66,290	$(5,455)	$62,056

Earnings (loss) per common share:
Basic	$(0.05)	$9.01	$(0.14)	$8.48
Diluted	$(0.05)	$4.73	$(0.14)	$4.44

Weighted average number of common shares outstanding:
Basic	49,198,625	7,357,234	38,572,537	7,318,211
Diluted	49,198,625	14,026,722	38,572,537	13,982,684

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(5,455)	$62,056
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	5,033	1,283
Share-based compensation expense	697	349
Interest expense deferred and capitalized in debt restructuring	-	3,803
Gain on debt restructuring	-	(70,309)
Gain on sale of oil and gas properties	(920)	-
Amortization of debt discount	161	1,391
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(539)	(345)
Prepaid expenses and other current assets	142	46
Accounts payable	4,373	244
Accrued expenses	(450)	1,109
Accrued expenses – related parties	(943)	-
Revenue payable	(14)	97
Net cash provided by (used in) operating activities	2,085	(276)

Cash Flows From Investing Activities:
Cash paid for the acquisition of oil and gas properties	(1,056)	-
Cash paid for drilling and completion costs	(24,269)	-
Proceeds from the sale of oil and gas property	1,175	-
Cash paid for property and equipment	(47)	-
Net cash used in investing activities	(24,197)	-

Cash Flows From Financing Activities:
Proceeds from notes payable – related parties	15,000	7,700
Repayment of notes payable	-	(7,795)
Proceeds from issuance of common shares	18,000	-
Net cash provided by (used in) financing activities	33,000	(95)

Net increase (decrease) in cash and restricted cash	10,888	(371)
Cash and restricted cash at beginning of period	5,779	917
Cash and restricted cash at end of period	$16,667	$546

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$6,039	$-
Acquisition of asset retirement obligations	$33	$-
Changes in estimates of asset retirement costs	$129	$7
Common stock issued as debt inducement	$-	$185
Common stock issued for debt conversion	$55,075	$-

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(amounts in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balances at January 1, 2019	-	$-	15,808,445	$16	$101,450	$(84,494)	$16,972
Issuance of common stock for debt conversion	-	-	29,480,383	29	55,046	-	55,075
Stock-based compensation	-	-	-	-	299	-	299
Net loss	-	-	-	-	-	(2,995)	(2,995)
Balances at March 31, 2019	-	-	45,288,828	45	156,795	(87,489)	69,351
Issuance of restricted common stock	-	-	160,000	-	-	-	-
Issuance of common stock to non-affiliates	-	-	1,500,000	1	2,999	-	3,000
Issuance of common stock to affiliate	-	-	6,818,181	7	14,993	-	15,000
Warrants exercised	-	-	60,056	-	-	-	-
Stock-based compensation	-	-	-	-	398	-	398
Net loss	-	-	-	-	-	(2,460)	(2,460)
Balances at June 30, 2019	-	$-	53,827,065	$53	$175,185	$(89,949)	$85,289

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balances at January 1, 2018	66,625	$-	7,278,754	$7	$100,954	$(138,101)	$(37,140)
Stock-based compensation	-	-	-	-	183	-	183
Net Income	-	-	-	-	-	(4,234)	(4,234)
Balances at March 31, 2018	66,625	-	7,278,754	7	101,137	(142,335)	(41,191)
Conversion of stock options	-	-	30,848	-	-	-	-
Issuance of restricted common stock	-	-	80,000	-	-	-	-
Issuance of warrants for debt repayment	-	-	-	-	322	-	322
Issuance of common stock for debt inducement	-	-	600,000	1	184	-	185
Stock-based compensation	-	-	-	-	166	-	166
Net Income	-	-	-	-	-	66,290	66,290
Balances at June 30, 2018	66,625	$-	7,989,602	$8	$101,809	$(76,045)	$25,772

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, have been omitted.

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

The Company’s strategy is to be the operator, directly or through its subsidiaries and joint ventures, in the majority of its acreage so it can dictate the pace of development in order to execute its business plan. The majority of its capital expenditure budget through 2019 will be focused on the development of the Company’s Permian Basin Asset, with a secondary focus on development of its D-J Basin Asset. The Company’s 2019 total development plan calls for the deployment of an estimated $50 million in capital, of which approximately $40 million has been raised to date. On the Company’s Permian Basin Asset, four initial horizontal wells were drilled in the first quarter of 2019 in Phase One of its development plan. Phase Two of the development program began in July 2019, which plans for the drilling and completion of four new horizontal San Andres wells, drilling of one salt water disposal well, the completion of one drilled uncompleted horizontal well, and putting on first production of a well drilled and completed in Phase One which was not put on production during Phase One due to salt water disposal constraints. The Company’s future D-J Basin Asset development plans are currently under evaluation for its operated acreage, but the Company anticipates deploying approximately $1 million in capital to participate in drilling and completion operations by other operators on its non-operated acreage through 2019. The Company expects that it will have sufficient cash available to meet its needs over the foreseeable future, which cash the Company anticipates being available from (i) its projected cash flows from operations, (ii) its existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director (“SK Energy”), which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, the Company may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2019 capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020.

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

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of June 30, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Oil sales	$4,037	$5,490
Natural gas sales	26	135
Natural gas liquids sales	7	13
Total revenue from customers	$4,070	$5,638

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2019.

NOTE 5 – RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts shown in the accompanying consolidated statements of cash flows (in thousands):

	As of June 30,
	2019	2018
Cash	$13,370	$917
Restricted cash included in other assets	3,297	-
Total cash and restricted cash as shown in the consolidated statements of cash flows	$16,667	$917

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2019 (in thousands):

	Balance at December 31,				Balance at June 30,
	2018	Additions	Disposals	Transfers	2019
Oil and gas properties, subject to amortization	$70,803	$19,016	$(255)	$6,596	$96,160
Oil and gas properties, not subject to amortization	8,516	270	-	(6,596)	2,190
Asset retirement costs	2,188	(96)	-	-	2,092
Accumulated depreciation and depletion	(21,045)	(4,856)	-	-	(24,901)
Total oil and gas assets	$60,462	$14,334	$(255)	$-	$74,541

On February 1, 2019, for consideration of $700,000, the Company completed an asset purchase from Manzano, LLC and Manzano Energy Partners II, LLC, whereby the Company purchased approximately 18,000 net leasehold acres, ownership and operated production from one horizontal well currently producing from the San Andres play in the Permian Basin, ownership of three additional shut-in wells and ownership of one saltwater disposal well. The Company subsequently drilled one Manzano well in Phase Two of its 2019 development plan, which has yet to be completed as of June 30, 2019.

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

Effective June 10, 2019, for consideration of $350,000, the Company completed an asset purchase from a private operator, whereby the Company purchased approximately 2,076 net leasehold acres, ownership and operated production from 22 vertical wells currently producing from the San Andres play in the Permian Basin and ownership of three injection wells.

For the three and six months ended June 30, 2019, the Company has incurred $5.4 million and $18.2 million, respectively, in capital cost which included drilling costs for the drilling of five wells (four of which were completed), and corresponding facility costs. There were no drilling costs for the three and six months ended June 30, 2018.

The depletion recorded for production on proved properties for the three and six months ended June 30, 2019 and 2018, amounted to $2,715,000 compared to $688,000, and $4,855,000, compared to $1,251,000, respectively.

NOTE 7 – OTHER CURRENT ASSETS

On September 11, 2013, the Company entered into a Shares Subscription Agreement (“SSA”) to acquire an approximate 51% ownership in Asia Sixth Energy Resources Limited (“Asia Sixth”), which held an approximate 60% ownership interest in Aral Petroleum Capital Limited Partnership (“Aral”), a Kazakhstan entity. In August 2014 the SSA was restructured (the “Aral Restructuring”), in connection with which the Company received a promissory note in the principal amount of $10.0 million from Asia Sixth (the “A6 Promissory Note”), which was to be converted into a 10.0% interest in Caspian Energy, Inc. (“Caspian Energy”), an Ontario, Canada company listed at that time on the NEX Board of the TSX Venture Exchange, upon the consummation of the Aral Restructuring. The Aral Restructuring was consummated on May 20, 2015, upon which date the A6 Promissory Note was converted into 23,182,880 shares of common stock of Caspian Energy.

In February 2015, the Company expanded its D-J Basin position through the acquisition of acreage from Golden Globe Energy (US), LLC (“GGE”)(the “GGE Acquisition” and the “GGE Acquired Assets”). In connection with the GGE Acquisition, on February 23, 2015, the Company provided GGE an option to acquire its interest in Caspian Energy for $100,000 payable upon exercise of the option (with an expiration date of May 12, 2019) recorded in prepaid expenses and other current assets. As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at December 31, 2015 was $100,000. The shares of Caspian Energy underlying the option were classified as part of other current assets. The option expired without being exercised on May 12, 2019. The Company fully reserved the $100,000 and recognized no value related to the shares of Caspian Energy on the Company’s balance sheet as of June 30, 2019 as the Company determined the value of the shares to be $0 as a result of it delisting from the NEX Board of the TSX Venture Exchange.

NOTE 8 – NOTES PAYABLE

The Company’s notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Notes Payable - Subordinated	$-	$400
Notes Payable - Subordinated Related Party	-	30,200
Notes Payable - Related Party	-	7,855
	-	38,455
Unamortized Debt Discount	-	(161)
Total Notes Payable	$-	$38,294

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

Based on a conversion price equal to $2.18 per share, pursuant to the conversion terms of the June 2018 SK Energy Note, the amount of interest under the June 2018 SK Energy Note as of December 31, 2018 equaled $155,000 and was included in the outstanding principal balance of $7,855,000, for interest not paid or issued in common stock when due, the amount is recapitalized into the face value of the note, per the terms of the June 2018 SK Energy Note. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of December 31, 2018 was $161,000, which was amortized in full as of June 30, 2019, due to the note conversions, which included $107,000 of additional interest that was included in the principal balance, noted below under “Convertible Notes Amendment and Conversion” and “SK Energy Note Amendment; Note Purchases and Conversion”.

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

The Convertible Notes accrue interest monthly at 8.5% per annum, which interest is payable on the maturity date unless otherwise converted into our common stock as described below. The accrued interest is accounted for on the balance sheet as of December 31, 2018 as $943,000 of accrued interest – related party and $14,000 of accrued interest. As of June 30, 2019, there was no accrued interest – related party or accrued interest, as $347,000 of accrued interest – related party and $6,000 of accrued interest incurred during 2019 together with the accrued interest outstanding as of December 31, 2018 was converted into shares of common stock due to the note conversions described below.

The Convertible Notes and all accrued interest thereon are convertible into shares of our common stock, from time to time after August 29, 2018, at the option of the holders thereof, at a conversion price equal to $2.13 per share, per terms of the Convertible Notes.

On October 25, 2018, the Company borrowed an additional $7.0 million from SK Energy, through the sale of a convertible promissory note in the amount of $7.0 million (the “October 2018 SK Energy Note”). The October 2018 SK Energy Note had substantially similar terms as the August 2018 SK Energy Note, except that it had a conversion price of $1.79 per share. The October 2018 SK Energy Note is due and payable on October 25, 2021 but may be prepaid at any time without penalty. The accrued interest expense related to this note for the year ended December 31, 2018 was $109,000 and is accounted for on the balance sheet as accrued interest – related party. As of June 30, 2019, there was no accrued interest – related party, as accrued interest of $78,000 incurred during 2019 together with the accrued interest outstanding as of December 31, 2018 was converted into shares of common stock due to the note conversions described below.

January 2019 SK Energy Convertible Note

On January 11, 2019, the Company borrowed an additional $15.0 million from SK Energy, through the sale of a convertible promissory note in the amount of $15.0 million (the “January 2019 SK Energy Note”). The January 2019 SK Energy Note had substantially similar terms as the August 2018 SK Energy Note, except that it had a conversion price of $1.50 per share. The January 2019 SK Energy Note is due and payable on January 11, 2022 but may be prepaid at any time without penalty. As of June 30, 2019, there was no outstanding principal or accrued interest – related party due to the note conversions described below. Accrued interest-related party for this note prior to the conversion totaled $126,000.

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

In addition, on March 1, 2019, the holders of $1,500,000 in aggregate principal amount of Convertible Notes sold their Convertible Notes at face value plus accrued and unpaid interest through March 1, 2019 to SK Energy (the “Convertible Note Sale”). Holders which sold their Convertible Notes pursuant to the Convertible Note Sale to SK Energy, included an executive officer of SK Energy ($200,000 in principal amount of Convertible Notes); a trust affiliated with John J. Scelfo, a director of the Company ($500,000 in principal amount of Convertible Notes); an entity affiliated with Ivar Siem, a director of the Company, and J. Douglas Schick the President of the Company ($500,000 in principal amount of Convertible Notes); and Harold Douglas Evans, a director of the Company ($200,000 in principal amount of Convertible Notes).

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

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Six Months Ended June 30, 2019
Balance at the beginning of the period (1)	$2,571
Accretion expense	170
Obligations incurred for acquisition	33
Changes in estimates	(129)
Balance at end of period (2)	$2,645

(1)
Includes $119,000 of current asset retirement obligations included in accrued liabilities at December 31, 2018.

(2)
Includes $129,000 of current asset retirement obligations included in accrued liabilities at June 30, 2019.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

In June 2018, the Company assumed the lease for its corporate office space located in Houston, Texas from American Resources, Inc., an entity beneficially owned and controlled by Ivar Siem, a director of the Company, and J. Douglas Schick, the Company’s President. The term of the lease ends on August 31, 2019, and the obligation for the remainder of this lease is $22,000.

Effective September 1, 2019, the Company plans to move its corporate headquarters from 1250 Wood Branch Park Dr., Suite 400, Houston, Texas 77079 to 575 N. Dairy Ashford, Houston, Texas 77079 in connection with the expiration of its current office space lease. The Company entered into a sublease on approximately 5,200 square feet of office space that expires on August 31, 2023, and has a base monthly rent of approximately $10,000 with the first month rent due beginning on January 1, 2020. The Company will be required to pay a security deposit of $9,600. On the effective date of the new lease, the Company will apply the new lease Topic 842 and does not expect the lease to have a significant impact on its consolidated balance sheet or statements of operations or cash flows.

The Company also leased space for its former corporate headquarters in Danville, California that was scheduled to expire July 31, 2019, but was terminated in January 2019 without penalty or other amounts due. In February 2019, the Company entered into a six-month lease agreement for 187 square feet of new office space located in Danville, California for the Company’s General Counsel. The monthly rent is $1,200, and the Company paid a $1,200 security deposit. In August 2019, the lease was extended for an additional six months. The total current obligation for the remainder of this lease through January 2020 is $7,200.

For the six months ended June 30, 2019 and 2018, the Company incurred lease expense of $76,000 and $28,800, respectively, for the combined leases.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no significant net acres expire during the remainder of 2019, and 31 net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, no net acres are due to expire in 2019 and 14,500 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock

On February 15, 2019 and March 1, 2019, $22.3 million and $32.8 million of outstanding note payables and accrued interest were converted into 14,098,778 and 15,381,605 shares of the Company’s common stock, respectively (see Note 8 above for further discussion of the note conversions).

On May 21, 2019, SK Energy, which is owned and controlled by Dr. Kukes, the Company’s Chief Executive Officer and a member of the Board of Directors, purchased 6,818,181 shares of restricted common stock from the Company at a price of $2.20 per share, or $15 million in aggregate, pursuant to a subscription agreement. As a result of the purchase, SK Energy, which beneficially owned 78.2% of our outstanding common stock prior to the subscription agreement, beneficially owned 81.0% of our outstanding common stock after the purchase.

In addition, on May 16, 2019, the Company sold an aggregate of 1,500,000 shares of its restricted common stock to two third party purchasers at a price a price of $2.00 per share, or $3 million in aggregate, pursuant to subscription agreements.

Warrants

During the six months ended June 30, 2019, no warrants were granted, and warrants to purchase 100,000 shares of common stock expired. Additionally, on April 1, 2019, the Company issued 60,056 total shares of common stock upon the cashless exercise of two warrants to purchase an aggregate of 596,280 shares of common stock with an exercise price of $2.50 per share, based on a current market value of $2.78 per share, under the terms of each warrant.

The intrinsic value of outstanding, as well as exercisable, warrants, at June 30, 2019 was $265,000.

Warrant activity during the six months ended June 30, 2019 was:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2018	1,216,686	$7.44	1.4
Exercised	(596,280)	$2.50
Expired/Cancelled	(100,000)	$25.00
Outstanding at June 30, 2019	520,406	$7.20	0.9
Exercisable at June 30, 2019	520,406	$7.20	0.9

NOTE 12 – SHARE-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

In April 2019, restricted stock awards were granted to three new employees and one consultant for an aggregate of 160,000 shares of the Company’s common stock, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant for a total of 50,000 of the restricted stock awards vests as follows: 100% on the one-year anniversary of the grant date, subject to the recipient’s continued service with the Company. These shares have a total fair value of $135,000 based on the market price on the issuance date. The grants for 110,000 shares of restricted stock vest as follows: 50% on the one-year anniversary of the grant date and 50% on the second-year anniversary of the grant date, subject to the recipient’s continued service with the Company. These shares have a total fair value of $253,000 based on the market price on the issuance date. The awarded shares above are subject to trading restrictions, and forfeiture, subject to the vesting terms described above. When such securities are vested in accordance with their terms, the trading restrictions are lifted.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three and six months ended June 30, 2019 and 2018 was $285,000, compared to $148,000 and $471,000, compared to $314,000, respectively. The remaining unamortized stock-based compensation expense at June 30, 2019 related to restricted stock was $883,000.

Options

During the six months ended June 30, 2019, no options were granted, exercised or expired, and a total of 890,232 options to purchase common stock are outstanding, with exercise prices ranging from $0.3088 to $302.40 per share, and a weighted-average exercise price of $3.26 per share. Of the total amount of options to purchase common stock outstanding, 620,232 are exercisable as of June 30, 2019, with a weighted-average exercise price of $3.91 per share and a weighted average remaining life of 2.1 years.

During the three and six months ended June 30, 2019 and 2018, the Company recognized stock option expense of $113,000 compared to $18,000 and $226,000 compared to $35,000, respectively. The remaining amount of unamortized stock options expense at June 30, 3019, was $93,000.

The intrinsic value of outstanding and exercisable options at June 30, 2019 was $290,000.

NOTE 13 – EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share-basic is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share-diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing net (loss) income by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net (loss) income per common share-diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(2,460)	$66,290	$(5,455)	$62,056

Denominator:
Weighted average common shares – basic	49,198,625	7,357,234	38,572,537	7,318,211

Dilutive effect of common stock equivalents:
Options and Warrants	-	6,988	-	1,973
Preferred Stock	-	6,662,500	-	6,662,500

Denominator:
Weighted average common shares – diluted	49,198,625	14,026,722	38,572,537	13,982,684

Earnings (loss) per share – basic	$(0.05)	$9.01	$(0.14)	$8.48
Earnings (loss) per share – diluted	$(0.05)	$4.73	$(0.14)	$4.44

For the three and six months periods ended June 30, 2019 and 2018, the following share equivalents related to preferred stock, and options and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common Shares Issuable for:
Options and Warrants	1,410,638	3,259,939	1,410,638	3,264,954
Series A Preferred Stock	-	662,500	-	662,500
Total	1,410,638	3,922,439	1,410,638	3,927,454

NOTE 14 – RELATED PARTY TRANSACTIONS

The following table reflects the related party amounts for SK Energy, Directors and Officers included in the balance sheets of the period indicated (in thousands):

	June 30,	December 31
	2019	2018
Long-term accrued expenses	$-	$943
Long-term notes payable – subordinated	-	30,200
Long-term notes payable, net of discount of $-0- and $161, respectively	-	7,694
Total related party liabilities	$-	$38,837

See Note 8 above for a further discussion of the debt conversions and subsequent retirement of all related party debt.

Additionally, on May 21, 2019, SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors, purchased 6,818,181 shares of restricted common stock from the Company at a price of $2.20 per share, or $15 million in aggregate (see Note 11 above for a further discussion of the issuance of the restricted common stock).

NOTE 15 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2019 and 2018 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the six months ended June 30, 2019 and 2018.

NOTE 16 – SUBSEQUENT EVENTS

Effective July 18, 2019, 50,000 shares of restricted stock were awarded to an advisor under the Company’s Amended and Restated 2012 Equity Incentive Plan. The restricted stock vests as follows: 100% on the six-month anniversary of the grant date, subject to the recipient’s continued service with the Company. These shares have a total fair value of $82,500, based on the market price on the issuance date.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended June 30, 2019, above.

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

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  As of June 30, 2019, we held approximately 40,200 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 11,700 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of June 30, 2019, we held interests in 359 gross (290 net) wells in our Permian Basin Asset of which 87 are active producers, 33 are active injectors, one well is an active Salt Water Disposal well (“SWD”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 66 gross (21.3 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 27 gross (5.1 net) wells are non-operated, and 21 wells have an after-payout interest.

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

Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget through 2019 will be focused on the development of our Permian Basin Asset, with a secondary focus on development of our D-J Basin Asset. Our 2019 total development plan calls for the deployment of an estimated $50 million in capital, of which approximately $40.0 million has been raised to date. On our Permian Basin Asset, four initial horizontal wells were drilled in the first quarter of 2019 in Phase One of our development plan. Phase Two of the development program began in July 2019, which plans for the drilling and completion of four new horizontal San Andres wells, drilling of one salt water disposal well, the completion of one drilled uncompleted horizontal well, and putting on first production of a well drilled and completed in Phase One which was not put on production during Phase One due to salt water disposal constraints. Our future D-J Basin Asset development plans are currently under evaluation for our operated acreage, but we anticipate deploying approximately $1 million in capital to participate in drilling and completion operations by other operators on our non-operated acreage through 2019. We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director (“SK Energy”), which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2019 capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020.

Recent Events

Common Stock Issuances

In May 2019, the Company raised $15.0 million through the sale of 6,818,181 shares of restricted common stock to SK Energy, and an additional $3.0 million through the sale of an aggregate of 1,500,000 shares of restricted common stock to two non-affiliated purchasers (for additional information, see “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 11 – Shareholders’ Equity”, above).

Borrowings and Conversions

Information regarding recent borrowings and the conversion of such debt into common stock of the Company is described in greater detail under “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 8 – Notes Payable”, above.

Manzano Acquisition

On February 1, 2019, for consideration of $700,000, the Company completed an asset purchase from Manzano, LLC and Manzano Energy Partners II, LLC, whereby the Company purchased approximately 18,000 net leasehold acres, ownership and operated production from one horizontal well currently producing from the San Andres play in the Permian Basin, ownership of three additional shut-in wells, and ownership of one saltwater disposal well.  The Company subsequently drilled one Manzano well in Phase Two of its 2019 development plan, which has yet to be completed as June 30, 2019.

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

Drilling and Workover Activities

In December 2018, we commenced drilling four San Andres horizontal wells in our Permian Basin Asset acreage acquired from Hunter Oil Company in September 2018, which wells were completed in March 2019. Also, in February 2019, we completed workover operations to reactivate a San Andres horizontal well, and in March 2019 we completed the drilling of our fifth San Andres horizontal well, both of which operations were conducted on our Permian Basin acreage acquired from Manzano in February 2019.

Additional San Andres Acquisition

Effective June 10, 2019, for consideration of $350,000, the Company completed an asset purchase from a private operator, whereby the Company purchased approximately 2,076 net leasehold acres, ownership and operated production from 22 horizontal wells currently producing from the San Andres play in the Permian Basin and ownership of three injection wells.

Results of Operations and Financial Condition

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the six months ended June 30, 2019. There were no significant capital expenditures for the six months ended June 30, 2018 (in thousands):

Capital Expenditures
Leasehold Acquisitions (1)	$340
Property Acquisitions (1)	862
Drilling and Facilities (2)	18,084
Total	$19,286

(1)
Consists of amounts related to the acquisition of certain oil and gas properties in February 2019 (see “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 6 - Oil and Gas Properties”).
(2)
Consists of amounts primarily related to the drilling of five wells and the completion of four of the five wells as of June 30, 2019.

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

Results of Operations

The following discussion and analysis of the results of operations for the three and six-month periods ended June 30, 2019 and 2018, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

We reported a net loss for the three-month period ended June 30, 2019 of $2.5 million, or ($0.05) per share, compared to net income for the three-month period ended June 30, 2018 of $66.3 million or $9.01 per share. The decrease in net income of $68.8 million was primarily due to the recognition of a one-time $70.3 million gain on debt restructuring in 2018, described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2018, under the heading “Item 1 and 2 Business and Properties” – “Business Operations” – Restructuring”. Excluding this significant non-recurring transaction, our net loss decreased by $1.6 million, due to a reduction in interest expense incurred of $3.2 million due to our debt restructuring, coupled with $3.2 million in additional revenue, offset by additional operating expenses of $4.8 million, from the Company’s production increases, as well as the hiring of additional staff and consultants, for the three months ended June 30, 2019, compared to the prior year’s period.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	71,443	12,790	58,653	459%
Natural Gas (Mcf)	13,792	18,864	(5,072)	(27%)
NGL (Mcf)	2,868	9,100	(6,232)	(68%)
Total (Boe) (1)	74,220	17,451	56,769	325%

Crude Oil (Bbls per day)	785	141	644	457%
Natural Gas (Mcf per day)	152	207	(55)	(27%)
NGL (Mcf per day)	32	100	(68)	(68%)
Total (Boe per day) (1)	816	158	233	325%

Average Sale Price:
Crude Oil ($/Bbl)	$56.50	$64.85	$(8.35)	(13%)
Natural Gas ($/Mcf)	1.85	2.37	(0.53)	(22%)
NGL ($/Mcf)	2.68	2.53	0.14	6%

Net Operating Revenues (in thousands):
Crude Oil	$4,037	$830	$3,207	386%
Natural Gas	26	45	(19)	(42%)
NGL	7	23	(16)	(70%)
Total Revenues	$4,070	$898	$3,172	353%

(1)	Assumes 6 Mcf of natural gas and NGL equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the three-month period ended June 30, 2019 increased $3.2 million, or 353%, to $4.1 million, compared to $0.9 million for the same period a year ago, due primarily to a favorable volume variance of $3.3 million, offset by an unfavorable price variance of $0.1 million. The production increase can be attributed to the Company’s completion of four producing wells during the current year’s period, compared to the prior year’s period.

Net Operating and Other Income (Expenses)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)

Lease Operating Expenses	$2,095	$417	$1,678	402%
Exploration Expenses	13	28	(15)	(54%)
Depreciation, Depletion,
Amortization and Accretion	2,784	701	2,083	297%

General and Administrative (Cash)	$1,246	$450	$796	177%
Share-Based Compensation (Non-Cash)	398	166	232	140%
Total General and Administrative Expense	1,644	616	1,028	167%

Interest Expense	$-	$3,155	$(3,155)	(100%)
Interest Income	$9	$-	$9	100%
Gain on Debt Extinguishment	$-	$70,309	$(70,309)	(100%)
Other Expense	$(3)	$-	$(3)	100%

Lease Operating Expenses. The increase of $1.7 million was primarily due to $0.6 million in workover expenses and somewhat higher variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to the Permian Basin Asset acquisition in September 2018, as well as production from our recently completed wells.

Exploration Expense.  There was minimal change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $2.1 million increase was primarily the result of higher oil volume resulting from the increased number of wells and increased oil production from our four new producing wells during the current year’s period, compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation). The increase of $0.8 million was primarily due to increases in payroll as well as other cost increases resulting from the hiring of additional personnel and consultants during the current year’s period, compared to the prior year’s period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased by $0.2 million primarily due to an increase in the awarding of employee stock-based options and compensation. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense.  The decrease of $3.2 million was due primarily to the Company having no debt in the current period, compared to the prior year’s period, as a result of the Company’s June 2018 debt restructuring noted above.

Gain on Debt Extinguishment. The Company recognized a gain of $70.3 million on the Company’s debt restructuring, which occurred in June 2018.

Interest Income and Other Expense. There was minimal activity for other income and expense by the Company in the current year’s period, compared to the prior year’s period.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

We reported a net loss for the six-month period ended June 30, 2019 of $5.5 million, or ($0.14) per share, compared to net income for the six-month period ended June 30, 2018 of $62.1 million or $8.48 per share. The decrease in net income of $67.5 million was primarily due to the recognition of a one-time $70.3 million gain on debt restructuring in 2018, described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2018, under the heading “Item 1 and 2 Business and Properties” – “Business Operations” – Restructuring”. Excluding this significant non-recurring transaction, our net loss decreased by $2.8 million due to a reduction in interest expense incurred of $5.6 million as a result of our debt restructuring, coupled with $4.1 million in additional revenue, offset by additional operating expenses of $7.7 million, from the Company’s production increases, as well as the hiring of additional staff and consultants, for the six months ended June 30, 2019, compared to the prior year’s period.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	101,650	22,262	79,388	357%
Natural Gas (Mcf)	37,756	36,415	1,341	4%
NGL (Mcf)	8,336	20,299	(11,963)	(59%)
Total (Boe) (1)	109,332	31,714	77,618	245%

Crude Oil (Bbls per day)	562	123	439	357%
Natural Gas (Mcf per day)	209	201	8	4%
NGL (Mcf per day)	46	112	(66)	(59%)
Total (Boe per day) (1)	605	175	233	246%

Average Sale Price:
Crude Oil ($/Bbl)	$54.00	$61.93	$(7.93)	(13%)
Natural Gas ($/Mcf)	3.57	2.57	1.00	39%
NGL ($/Mcf)	1.57	3.40	(1.83)	(54%)

Net Operating Revenues (in thousands):
Crude Oil	$5,490	$1,379	$4,111	298%
Natural Gas	135	94	41	44%
NGL	13	69	(56)	(81%)
Total Revenues	$5,638	$1,542	$4,096	266%

(1)	Assumes 6 Mcf of natural gas and NGL equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the six-month period ended June 30, 2019 increased $4.1 million, or 266%, to $5.6 million, compared to $1.5 million for the same period a year ago, due primarily to a favorable volume variance of $4.3 million, offset by an unfavorable price variance of $0.2 million. The production increase can be attributed to the Company’s completion of four producing wells during the current year’s period compared to the prior year’s period.

Net Operating and Other Income (Expenses)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)

Lease Operating Expenses	$3,065	$729	$2,336	320%
Exploration Expenses	23	38	(15)	(39%)
Depreciation, Depletion,
Amortization and Accretion	5,033	1,283	3,750	292%

General and Administrative (Cash)	$2,275	$1,005	$1,270	126%
Share-Based Compensation (Non-Cash)	697	349	348	100%
Total General and Administrative Expense	2,972	1,354	1,618	119%

Interest Expense	$826	$6,391	$(5,565)	(87%)
Interest Income	$9	$-	$9	100%
Gain on Debt Extinguishment	$-	$70,309	$(70,309)	(100%)
Other Expense	$(103)	$-	$103	100%

Lease Operating Expenses. The increase of $2.3 million was primarily due to $0.7 million in workover expenses and somewhat higher variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to the Permian Basin Asset acquisition in September 2018, as well as production from our recently completed wells.

Exploration Expense.  There was minimal change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $3.8 million increase was primarily the result of higher oil volume resulting from the increased number of wells and increased oil production from our four new producing wells during the current year’s period, compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation). The increase of $1.3 million was primarily due to increases in payroll as well as other cost increases, resulting from the hiring of additional personnel and consultants during the current year’s period, compared to the prior year’s period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased by $0.3 million primarily due to an increase in the awarding of employee stock-based options and compensation. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense.  The decrease of $5.6 million was due primarily to the retirement of all of our outstanding debt in the first quarter of 2019, coupled with the Company’s June 2018 debt restructuring, noted above, when comparing the current period to the prior period.

Interest Income and Other Expense. In the current period, the Company wrote-off a $0.1 million third party option related to the option to acquire shares of Caspian Energy, described in greater detail under “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 7 – Other Current Assets”, which expired unexercised as of May 12, 2019.

Liquidity and Capital Resources

The primary sources of cash for the Company during the six-month period ended June 30, 2019 were funds borrowed pursuant to convertible promissory notes (which were subsequently converted into common stock) and the sale of restricted common stock, which funds primarily came from SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors, and sales of crude oil and natural gas. The primary uses of cash were funds used for development costs and operations.

Working Capital

At June 30, 2019, the Company’s total current assets of $14.8 million exceeded its total current liabilities of $5.1 million, resulting in a working capital surplus of $9.7 million, which included a reclassification of $3.3 million of restricted cash from current to other assets, as it was determined that the restricted cash, which is used as collateral for surety bonds in our New Mexico operations, would be long-term in nature. See “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 5 – Restricted Cash”). At December 31, 2018, the Company’s total current liabilities of $8.9 million exceeded its total current assets of $6.8 million, resulting in a working capital deficit of $2.1 million. The $11.8 million increase in our working capital surplus is primarily related to cash borrowed under convertible notes (subsequently converted into common stock) and the sale of common stock during the period, which amounts were in excess of amounts used to fund payables and accrued expenses related to our capital drilling projects.

Financing

A summary of our financing transactions and other recent funding transactions can be found at “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 8 – Notes Payable” and “Note 11 – Stockholders’ Equity”).

Cash Flows (in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows provided by (used in) operating activities	$2,085	$(276)
Cash flows used in investing activities	(24,197)	-
Cash flows provided by (used in) financing activities	33,000	(95)
Net increase (decrease) in cash and restricted cash	$10,888	$(371)

Cash Flows provided by Operating Activities. Net cash provided by operating activities increased by $2.4 million for the current year’s period, when compared to the prior year’s period, primarily due to a decrease in our net loss of $2.8 million, when not factoring in our $70.3 million gain on debt restructuring which occurred in the prior period, coupled with net increases to our other components of working capital, which are related to our increased revenue and production levels from our drilling and completion activity in the current period.

Cash Flows used in Investing Activities. Net cash used by investing activities of $24.2 million for the current year’s period primarily consisted of the purchase and sale of certain oil and gas properties and drilling and development activities, compared to no activity in the prior year’s period.

Cash Flows provided by Financing Activities. Net cash provided by financing activities for the current year’s period consisted of $15.0 million in proceeds from the issuance of a convertible promissory note and $18.0 million in proceeds from the sale of common stock, compared to cash used by financing activities in connection with minimal net activity in the prior year’s period, when the Company retired existing debt coupled with the issuance of new debt.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of June 30, 2019, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended June 30, 2019, and through the date of the filing of this Report, which were not previously disclosed in a prior Quarterly Report on Form 10-Q, Annual Report on Form 10-K or in a Current Report on Form 8-K.

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

PEDEVCO Corp.

August 12, 2019	By:	/s/ Dr. Simon Kukes
Dr. Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

August 12, 2019	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date	File Number
2.1#	Purchase and Sale Agreement dated January 11, 2019, by and between Manzano, LLC and Manzano Energy Partners, II, LLC, as seller and Pacific Energy Development Corp., as purchaser	8-K	2.1	January 14, 2019	001-35922
10.1***	Separation and General Release Agreement, dated December 31, 2018, between Pacific Energy Development Corp. and Gregory Overholtzer	8-K	10.1	January 4, 2019	001-35922
10.2***	Consulting Agreement, dated January 1, 2019, between Gregory Overholtzer and Pacific Energy Development Corp.	8-K	10.2	January 4, 2019	001-35922
10.3	$15,000,000 Convertible Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC as lender, dated January 11, 2019	8-K	10.1	January 14, 2019	001-35922
10.4	First Amendment to Convertible Promissory Notes, dated February 15, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC	8-K	10.4	February 19, 2019	001-35922
10.5	First Amendment to Promissory Note, dated March 1, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC	8-K	10.1	March 4, 2019	001-35922
10.6	$14,999,998.20 Common Stock Subscription Agreement between PEDEVCO Corp. and SK Energy LLC, dated May 21, 2019	8-K/A	10.1	August 12, 2019	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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