Form 10-Q
period 2019-09-30
PEDEVCO CORP
filed 2019-11-08
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to_____

Commission file number: 001-35922

PEDEVCO Corp.
(Exact name of registrant as specified in its charter)

Texas	22-3755993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

575 N. Dairy Ashford, Suite 210, Houston, Texas 77079
(Address of Principal Executive Offices)

(713) 221-1768
(Registrant’s Telephone Number, Including Area Code)

1250 Wood Branch Park Dr., Suite 400, Houston, Texas 77079
(Former address)

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

At November 7, 2019, there were 70,961,328 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.

Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (amounts in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$33,945	$3,463
Restricted cash – current	-	2,316
Accounts receivable – oil and gas	2,086	842
Prepaid expenses and other current assets	96	204
Total current assets	36,127	6,825

Oil and gas properties:
Oil and gas properties, subject to amortization, net	73,213	51,946
Oil and gas properties, not subject to amortization, net	6,604	8,516
Total oil and gas properties, net	79,817	60,462

Operating lease – right-of-use asset	382	-
Other assets	3,608	238
Total assets	$119,934	$67,525

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,470	$4,509
Accrued expenses	1,801	3,391
Revenue payable	850	831
Operating lease liabilities – current	67	-
Asset retirement obligations – current	134	119
Total current liabilities	10,322	8,850

Long-term liabilities:
Accrued expenses	-	14
Accrued expenses – related party	-	943
Notes payable – subordinated	-	400
Notes payable – subordinated – related party	-	30,200
Notes payable – related party, net of debt discount of $-0- and $161, respectively	-	7,694
Operating lease liabilities	324	-
Asset retirement obligations	2,579	2,452
Total liabilities	13,225	50,553

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 70,711,328 and 15,808,445 shares issued and outstanding, respectively	70	16
Additional paid-in capital	200,494	101,450
Accumulated deficit	(93,855)	(84,494)
Total shareholders’ equity	106,709	16,972
Total liabilities and shareholders’ equity	$119,934	$67,525

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2019	2018	2019	2018
Oil and gas sales	$3,129	$1,259	$8,767	$2,801

Operating expenses:
Lease operating costs	1,691	936	4,756	1,665
Exploration expense	27	-	50	38
Selling, general and administrative expense	1,366	1,622	4,338	2,976
Depreciation, depletion, amortization and accretion	3,952	937	8,985	2,220
Total operating expenses	7,036	3,495	18,129	6,899

Gain on sale of oil and gas properties	-	-	920	-

Operating loss	(3,907)	(2,236)	(8,442)	(4,098)

Other income (expense):
Interest expense	-	(497)	(824)	(6,888)
Interest Income	15	-	22	-
Gain on debt restructuring	-	-	-	70,309
Other expense	(14)	-	(117)	-
Total other income (expense)	1	(497)	(919)	63,421

Net income (loss)	$(3,906)	$(2,733)	$(9,361)	$59,323

Earnings (loss) per common share:
Basic	$(0.07)	$(0.19)	$(0.21)	$6.04
Diluted	$(0.07)	$(0.19)	$(0.21)	$5.97

Weighted average number of common shares outstanding:
Basic	56,213,568	14,747,952	44,517,500	9,822,007
Diluted	56,213,568	14,747,952	44,517,500	9,942,583

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(9,361)	$59,323
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	8,985	2,220
Share-based compensation expense	1,023	566
Interest expense deferred and capitalized in debt restructuring	-	3,803
Gain on debt restructuring	-	(70,309)
Gain on sale of oil and gas properties	(920)	-
Amortization of debt discount	161	1,403
Amortization of right-of-use asset	9	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(1,244)	(512)
Prepaid expenses and other current assets	108	(61)
Accounts payable	8,641	195
Accrued expenses	16	1,829
Accrued expenses – related parties	(943)	477
Revenue payable	19	362
Net cash provided by (used in) operating activities	6,494	(704)

Cash Flows From Investing Activities:
Cash paid for the acquisition of oil and gas properties	(1,056)	(19,693)
Cash paid for drilling and completion costs	(33,059)	(113)
Cash paid for oil and gas security bonds	-	(105)
Proceeds from the sale of oil and gas property	1,175	-
Cash paid for security deposit	(10)	-
Cash paid for property and equipment	(81)	-
Net cash used in investing activities	(33,031)	(19,911)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	400
Cash paid for warrant repurchase	-	(1,095)
Proceeds from notes payable – related parties	15,000	30,900
Repayment of notes payable	-	(7,795)
Proceeds from issuance of common shares	43,000	64
Net cash provided by financing activities	58,000	22,474

Net increase in cash and restricted cash	31,463	1,859
Cash and restricted cash at beginning of period	5,779	917
Cash and restricted cash at end of period	$37,242	$2,776

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$5,680	$211
Acquisition of asset retirement obligations	$33	$2,061
Changes in estimates of asset retirement costs	$166	$13
Conversion of Series A preferred stock	$-	$7
Common stock issued as debt inducement	$-	$185
Common stock issued for debt conversion	$55,075	$-

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(amounts in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Totals
Balances at January 1, 2019	-	$-	15,808,445	$16	$101,450	$(84,494)	$16,972
Issuance of common stock for debt conversion	-	-	29,480,383	29	55,046	-	55,075
Share-based compensation	-	-	-	-	299	-	299
Net loss	-	-	-	-	-	(2,995)	(2,995)
Balances at March 31, 2019	-	-	45,288,828	45	156,795	(87,489)	69,351
Issuance of restricted common stock	-	-	160,000	-	-	-	-
Issuance of common stock to non-affiliates	-	-	1,500,000	1	2,999	-	3,000
Issuance of common stock to affiliate	-	-	6,818,181	7	14,993	-	15,000
Exercise of warrants	-	-	60,056	-	-	-	-
Share-based compensation	-	-	-	-	398	-	398
Net loss	-	-	-	-	-	(2,460)	(2,460)
Balances at June 30, 2019	-	-	53,827,065	53	175,185	(89,949)	85,289
Exercise of stock options	-	-	9,782	-	-	-	-
Issuance of restricted common stock	-	-	270,000	-	-	-	-
Issuance of common stock to non-affiliates	-	-	8,400,000	9	11,991	-	12,000
Issuance of common stock to affiliate	-	-	8,204,481	8	12,992	-	13,000
Share-based compensation	-	-	-	-	326	-	326
Net loss	-	-	-	-	-	(3,906)	(3,906)
Balances at September 30, 2019	-	$-	70,711,328	$70	$200,494	$(93,855)	$106,709

	Series A Convertible Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Totals
Balances at January 1, 2018	66,625	$-	7,278,754	$7	$100,954	$(138,101)	$(37,140)
Share-based compensation	-	-	-	-	183	-	183
Net Loss	-	-	-	-	-	(4,234)	(4,234)
Balances at March 31, 2018	66,625	-	7,278,754	7	101,137	(142,335)	(41,191)
Conversion of stock options	-	-	30,848	-	-	-	-
Issuance of restricted common stock	-	-	80,000	-	-	-	-
Issuance of warrants for debt repayment	-	-	-	-	322	-	322
Issuance of common stock for debt inducement	-	-	600,000	1	184	-	185
Share-based compensation	-	-	-	-	166	-	166
Net Income	-	-	-	-	-	66,290	66,290
Balances at June 30, 2018	66,625	-	7,989,602	8	101,809	(76,045)	25,772
Conversion of stock options	-	-	65,017	-	-	-	-
Issuance of restricted common stock	-	-	200,000	-	-	-	-
Conversion of Series A Preferred Stock to common stock	(66,625)	-	6,662,500	7	(7)	-	-
Issuance of common stock for exercise of warrants	-	-	192,208	-	64	-	64
Warrants repurchased	-	-	-	-	(1,095)	-	(1,095)
Share-based compensation	-	-	-	-	217	-	217
Net loss	-	-	-	-	-	(2,733)	(2,733)
Balances at September 30, 2018	-	$-	15,109,327	$15	$100,988	$(78,778)	$22,225

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  The Company holds its Permian Basin acres located in Chaves, Roosevelt and Lea Counties, New Mexico, through its wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which asset the Company refers to as its “Permian Basin Asset,” and it holds its D-J Basin acres located in Weld and Morgan Counties, Colorado, through its wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset the Company refers to as its “D-J Basin Asset.”

The Company’s strategy is to be the operator, directly or through its subsidiaries and joint ventures, in the majority of its acreage so it can dictate the pace of development in order to execute its business plan. The majority of its capital expenditure budget through 2019 will be focused on the development of the Company’s Permian Basin Asset, with a secondary focus on development of its D-J Basin Asset. The Company’s 2019 total development plan calls for the deployment of an estimated $50 million in capital, all of which has been raised to date. On the Company’s Permian Basin Asset, four initial horizontal wells were drilled in the first quarter of 2019 in Phase One of its development plan. Phase Two of the development program began in July 2019 and called for the drilling and completion of an additional five horizontal San Andres wells and one saltwater disposal well. To date, the five horizontal wells have been drilled and are planned to be completed in the fourth quarter of 2019 or first quarter of 2020, pending final permitting and completion of the saltwater disposal well. The Company’s future D-J Basin Asset development plans are currently under evaluation for its operated acreage, but the Company anticipates deploying approximately $1 million in capital to participate in drilling and completion operations by other operators on its non-operated acreage through 2019. The Company expects that it will have sufficient cash available to meet its needs over the foreseeable future, which cash the Company anticipates being available from (i) its projected cash flows from operations, (ii) its existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director (“SK Energy”), which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, the Company may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2019 capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2018 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2018.

Recently Adopted Accounting Pronouncements

Revenue Recognition. Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company’s net earnings are not materially impacted by revenue recognition timing changes, Topic 606 required certain changes to the presentation of revenues and related expenses beginning January 1, 2018. Refer to Note 4 – Revenue from Contracts with Customers for additional information.

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

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). Refer to Note 10 – Commitments and Contingencies for additional information.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil sales	$3,059	$1,173	$8,549	$2,552
Natural gas sales	68	50	203	144
Natural gas liquids sales	2	36	15	105
Total revenue from customers	$3,129	$1,259	$8,767	$2,801

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2019.

NOTE 5 – RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts shown in the accompanying unaudited consolidated statements of cash flows (in thousands):

	As of September 30,
	2019	2018
Cash	$33,945	$460
Restricted cash	-	2,316
Restricted cash included in other assets	3,297	-
Total cash and restricted cash as shown in the consolidated statements of cash flows	$37,242	$2,776

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2019 (in thousands):

	Balance at December 31,				Balance at September 30,
	2018	Additions	Disposals	Transfers	2019
Oil and gas properties, subject to amortization	$70,803	$23,751	$(255)	$6,596	$100,895
Oil and gas properties, not subject to amortization	8,516	4,684	-	(6,596)	6,604
Asset retirement costs	2,188	(133)	-	-	2,055
Accumulated depreciation and depletion	(21,045)	(8,692)	-	-	(29,737)
Total oil and gas assets	$60,462	$19,610	$(255)	$-	$79,817

On February 1, 2019, for consideration of $700,000, the Company completed an asset purchase from Manzano, LLC and Manzano Energy Partners II, LLC, whereby the Company purchased approximately 18,000 net leasehold acres, ownership and operated production from one horizontal well currently producing from the San Andres play in the Permian Basin, ownership of three additional shut-in wells and ownership of one saltwater disposal well. The Company subsequently drilled one Manzano well in Phase Two of its 2019 development plan, which has yet to be completed.

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

Effective August 1, 2019, the Company participated in the drilling and completion of two horizontal wells in the DJ-Basin by a third-party outside operator and incurred $500,000 in net participation costs.

For the three and nine months ended September 30, 2019, the Company incurred $4.7 million and $23.6 million, respectively, in capital cost which included drilling costs for the drilling of nine wells (four of which have been completed), and corresponding facility costs in its Permian Basin Asset.

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2019 and 2018, amounted to $3,836,000 compared to $885,000, and $8,692,000 compared to $2,136,000, respectively.

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

In February 2015, the Company expanded its D-J Basin position through the acquisition of acreage from Golden Globe Energy (US), LLC (“GGE”)(the “GGE Acquisition” and the “GGE Acquired Assets”). In connection with the GGE Acquisition, on February 23, 2015, the Company provided GGE an option to acquire its interest in Caspian Energy for $100,000 payable upon exercise of the option (with an expiration date of May 12, 2019) recorded in prepaid expenses and other current assets. As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at December 31, 2015 was $100,000. The shares of Caspian Energy underlying the option were classified as part of other current assets. The option expired without being exercised on May 12, 2019. The Company fully reserved the $100,000 and recognized no value related to the shares of Caspian Energy on the Company’s balance sheet as of September 30, 2019 as the Company determined the value of the shares to be $0 as a result of it delisting from the NEX Board of the TSX Venture Exchange.

NOTE 8 – NOTES PAYABLE

The Company’s notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Notes Payable – Subordinated	$-	$400
Notes Payable – Subordinated Related Party	-	30,200
Notes Payable – Related Party	-	7,855
	-	38,455
Unamortized Debt Discount	-	(161)
Total Notes Payable	$-	$38,294

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

Based on a conversion price equal to $2.18 per share, pursuant to the conversion terms of the June 2018 SK Energy Note, the amount of interest under the June 2018 SK Energy Note as of December 31, 2018 equaled $155,000 and was included in the outstanding principal balance of $7,855,000, for interest not paid or issued in common stock when due, the amount is recapitalized into the face value of the note, per the terms of the June 2018 SK Energy Note. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of December 31, 2018 was $161,000, which was amortized in full as of September 30, 2019, due to the note conversions, which included $107,000 of additional interest that was included in the principal balance, noted below under “Convertible Notes Amendment and Conversion” and “SK Energy Note Amendment; Note Purchases and Conversion”.

On August 1, 2018, the Company received total proceeds of $23,600,000 from the sale of multiple Convertible Promissory Notes (the “Convertible Notes”). A total of $22,000,000 in Convertible Notes were purchased by SK Energy (the “August 2018 SK Energy Note”); $200,000 in Convertible Notes were purchased by an executive officer of SK Energy; $500,000 in Convertible Notes were purchased by a trust affiliated with John J. Scelfo, a director of the Company; $500,000 in Convertible Notes were purchased by an entity affiliated with Ivar Siem, our director, and J. Douglas Schick, President of the Company; $200,000 in Convertible Notes was purchased by H. Douglas Evans (who became a Director and related party on September 27, 2018); and $200,000 in Convertible Notes were purchased by an unaffiliated party (the “Unaffiliated Holder”). The $23,600,000 is accounted for on the balance sheet as $23,200,000 of subordinated notes payable – related party and $400,000 as subordinated notes, as these notes are subordinated to the original June 2018 SK Energy Note.

The Convertible Notes accrue interest monthly at 8.5% per annum, which interest is payable on the maturity date unless otherwise converted into our common stock. The principal and interest due under the Convertible Notes are convertible into shares of our common stock, from time to time after August 29, 2018, at the option of the holders thereof, at a conversion price equal to $2.13 per share, per terms of the Convertible Notes.

The accrued interest is accounted for on the balance sheet as of December 31, 2018 as $943,000 of accrued interest – related party and $14,000 of accrued interest. As of September 30, 2019, there was no accrued interest – related party or accrued interest, as $347,000 of accrued interest – related party and $6,000 of accrued interest incurred during 2019 together with the accrued interest outstanding as of December 31, 2018 was converted into shares of common stock due to the note conversions described below.

On October 25, 2018, the Company borrowed an additional $7.0 million from SK Energy, through the sale of a convertible promissory note in the amount of $7.0 million (the “October 2018 SK Energy Note”). The October 2018 SK Energy Note had substantially similar terms as the August 2018 SK Energy Note, except that it had a conversion price of $1.79 per share. The October 2018 SK Energy Note is due and payable on October 25, 2021 but may be prepaid at any time without penalty. The accrued interest expense related to this note for the year ended December 31, 2018 was $109,000 and is accounted for on the balance sheet as accrued interest – related party. As of September 30, 2019, there was no accrued interest – related party, as accrued interest of $78,000 incurred during 2019 together with the accrued interest outstanding as of December 31, 2018 was converted into shares of common stock due to the note conversions described below.

January 2019 SK Energy Convertible Note

On January 11, 2019, the Company borrowed an additional $15.0 million from SK Energy, through the sale of a convertible promissory note in the amount of $15.0 million (the “January 2019 SK Energy Note”). The January 2019 SK Energy Note had substantially similar terms as the August 2018 SK Energy Note, except that it had a conversion price of $1.50 per share. The January 2019 SK Energy Note is due and payable on January 11, 2022 but may be prepaid at any time without penalty. As of September 30, 2019, there was no outstanding principal or accrued interest – related party due to the note conversions described below. Accrued interest-related party for this note prior to the conversion totaled $126,000.

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

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Nine Months Ended September 30, 2019
Balance at the beginning of the period (1)	$2,571
Accretion expense	275
Obligations incurred for acquisition	33
Changes in estimates	(166)
Balance at end of period (2)	$2,713

(1)
Includes $119,000 of current asset retirement obligations included in long-term liabilities at December 31, 2018.

(2)
Includes $134,000 of current asset retirement obligations included in long-term liabilities at September 30, 2019.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that the Company determines an arrangement represents a lease, that lease is classified as an operating lease or a finance lease. The Company currently does not have any finance leases. In accordance with Accounting Standards Codification (ASC) Topic 842, operating leases are capitalized on the Company’s consolidated balance sheet through an asset and a corresponding lease liability. Recorded assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized. Currently, the Company has one operating lease for office space that requires ASC Topic 842 treatment, discussed below.

Discount Rate

The Company’s leases typically do not provide an implicit rate. Accordingly, the Company is required to use its incremental borrowing rate in determining the present value of lease payments based on the information available at commencement date. The Company’s incremental borrowing rate would reflect the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. However, the Company currently maintains no debt, and in order to apply an appropriate discount rate, the Company used an average discount rate of eight publicly traded peer group companies similar to it based on size, geographic location, asset types and/or operating characteristics.

Office Lease

In June 2018, the Company assumed the lease for its corporate office space located in Houston, Texas from American Resources, Inc., an entity beneficially owned and controlled by Ivar Siem, a director of the Company, and J. Douglas Schick, the Company’s President. The term of the lease ended on August 31, 2019.

Effective September 1, 2019, the Company moved its corporate headquarters from 1250 Wood Branch Park Dr., Suite 400, Houston, Texas 77079 to 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079 in connection with the expiration of its former office space lease. The Company entered into a sublease on approximately 5,200 square feet of office space that expires on August 31, 2023, and has a base monthly rent of approximately $10,000 with the first month rent due beginning on January 1, 2020. The Company paid a security deposit of $9,600.

The Company also leased space for its former corporate headquarters in Danville, California that was scheduled to expire July 31, 2019, but was terminated in January 2019, without penalty or other amounts due. In February 2019, the Company entered into a six-month lease agreement for 187 square feet of new office space located in Danville, California for the Company’s General Counsel. The monthly rent is $1,200, and the Company paid a $1,200 security deposit. In August 2019, the lease was extended for an additional six months. The Company did not apply ASC Topic 842 to this lease, as the lease term and extension period are for 12-months or less and we cannot currently conclude if the lease will be renewed or extended. The total current obligation for the remainder of this lease through January 2020 is $3,600.

For the nine months ended September 30, 2019 and 2018, the Company incurred lease expense of $112,000 and $59,000, respectively, for the combined leases.

Supplemental cash flow information related to the Company’s operating lease is included in the table below:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$-

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

September 30, 2019
Operating lease – right-of-use asset	$382

Operating lease liabilities - current	$67
Operating lease liabilities - long-term	324
Total lease liability	$391

The weighted-average remaining lease term for the Company’s operating lease is 3.9 years as of September 30, 2019, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2019	$-
2020	116
2021	118
2022	121
2023	83
Thereafter	-
Total lease payments	438
Less imputed interest	(47)
Total lease liability	$391

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no significant net acres expire during the remainder of 2019, and 31 net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, no signigicant net acres are due to expire in 2019 and 2,886 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock

On February 15, 2019 and March 1, 2019, $22.3 million and $32.8 million of outstanding note payables and accrued interest were converted into 14,098,778 and 15,381,605 shares of the Company’s common stock, respectively (see Note 8- Notes Payable above for further discussion of the note conversions).

On May 16, 2019, the Company sold an aggregate of 1,500,000 shares of its restricted common stock to two third-party purchasers at a price of $2.00 per share, or $3 million in aggregate, pursuant to subscription agreements, and on September 17, 2019, the Company sold an aggregate of 8,400,000 shares of its restricted common stock to an additional third-party purchaser, Viktor Tkachev, who became an affiliate after the issuance, at a price of $1.43 per share, or $12 million in aggregate, pursuant to a subscription agreement.

On May 21, 2019, SK Energy, which is owned and controlled by Dr. Kukes, the Company’s Chief Executive Officer and a member of the Board of Directors, purchased 6,818,181 shares of restricted common stock from the Company at a price of $2.20 per share, or $15 million in aggregate, pursuant to a subscription agreement, and on September 17, 2019, SK Energy purchased an additional 8,204,481 shares of restricted common stock from the Company at a price of $1.58 per share, or $13 million in aggregate, pursuant to a subscription agreement.

As a result of the purchases above, SK Energy, which beneficially owned 78.2% of the Company’s outstanding common stock prior to the May 16, 2019 subscription agreement, beneficially owned 73.2% of the Company’s outstanding common stock after all of the subscriptions discussed above.

Warrants

During the nine months ended September 30, 2019, no warrants were granted, and warrants to purchase 100,000 shares of common stock expired. Additionally, on April 1, 2019, the Company issued 60,056 total shares of common stock upon the cashless exercise of two warrants to purchase an aggregate of 596,280 shares of common stock with an exercise price of $2.50 per share, based on a current market value of $2.78 per share, under the terms of each warrant.

The intrinsic value of outstanding, as well as exercisable, warrants, at September 30, 2019 was $174,000.

Warrant activity during the nine months ended September 30, 2019 was:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2018	1,216,686	$7.44	1.4
Exercised	(596,280)	$2.50
Expired/Cancelled	(100,000)	$25.00
Outstanding at September 30, 2019	520,406	$7.20	0.6
Exercisable at September 30, 2019	520,406	$7.20	0.6

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

Effective July 18, 2019, 50,000 shares of restricted stock were awarded to an advisor under the Company’s Amended and Restated 2012 Equity Incentive Plan. The restricted stock vests as follows: 100% on the six-month anniversary of the grant date, subject to the recipient’s continued service with the Company. These shares have a total fair value of $83,000, based on the market price on the issuance date.

Effective August 28, 2019, restricted stock awards were granted to three directors for an aggregate of 170,000 shares of the Company’s common stock, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant for a total of 120,000 of the restricted stock awards vests as follows: 100% on July 12, 2020, subject to the recipient’s continued service with the Company. These shares have a total fair value of $187,000 based on the market price on the issuance date. The grants for 50,000 shares of restricted stock vest as follows: 100% on September 27, 2020, subject to the recipient’s continued service with the Company. These shares have a total fair value of $78,000 based on the market price on the issuance date. Additionally, 50,000 shares of restricted stock were awarded to a director for advisory services provided to the Company under the Company’s Amended and Restated 2012 Equity Incentive Plan. The restricted stock vests as follows: 100% on July 12, 2020, subject to the recipient’s continued service with the Company. These shares have a total fair value of $78,000, based on the market price on the issuance date.

The awarded shares above are subject to trading restrictions, and forfeiture, subject to the vesting terms described above. When such securities are vested in accordance with their terms, the trading restrictions are lifted.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three and nine months ended September 30, 2019 was $262,000 and $733,000, respectively. The remaining unamortized stock-based compensation expense at September 30, 2019 related to restricted stock was $1,046,000.

Options

During the nine months ended September 30, 2019, no options were granted, 12,500 options were exercised (discussed below) and 14,250 options expired.

On August 14, 2019, the Company issued 9,782 total shares of common stock upon the cashless exercise of stock options to purchase an aggregate of 12,500 shares of common stock with an exercise price of $0.31 per share, based on a current market value of $1.42 per share, under the terms of the options.

During the three and nine months ended September 30, 2019, the Company recognized stock option expense of $64,000 and $290,000, respectively. The remaining amount of unamortized stock options expense at September 30, 2019, was $30,000.

The intrinsic value of outstanding and exercisable options at September 30, 2019 was $158,000.

Option activity during the nine months ended September 30, 2019 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2018	890,232	$3.26	3.3
Exercised	(12,500)	$0.31
Expired	(14,250)	$19.40
Outstanding at September 30, 2019	863,482	$3.12	2.6
Exercisable at September 30, 2019	813,482	$3.23	2.5

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) (in thousands)	$(3,906)	$(2,733)	$(9,361)	$59,323

Denominator:
Weighted average common shares – basic	56,213,568	14,747,952	44,517,500	9,822,007

Dilutive effect of common stock equivalents:
Options and warrants	-	-	-	120,576

Denominator:
Weighted average common shares – diluted	56,213,568	14,747,952	44,517,500	9,942,583

Earnings (loss) per share – basic	$(0.07)	$(0.19)	$(0.21)	$6.04
Earnings (loss) per share – diluted	$(0.07)	$(0.19)	$(0.21)	$5.97

For the three and nine-month periods ended September 30, 2019 and 2018, the following share equivalents related to options and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Common shares issuable for:
options and warrants	1,383,888	1,711,588	1,383,888	1,781,588

NOTE 14 – RELATED PARTY TRANSACTIONS

The following table reflects the related party amounts for SK Energy, Directors and Officers included in the balance sheets of the period indicated (in thousands):

	September 30,	December 31
	2019	2018
Long-term accrued expenses	$-	$943
Long-term notes payable – subordinated	-	30,200
Long-term notes payable, net of discount of $-0- and $161, respectively	-	7,694
Total related party liabilities	$-	$38,837

See Note 8 – Notes Payable above for a further discussion of the debt conversions and subsequent retirement of all related party debt.

Additionally, on May 21, 2019, SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors, purchased 6,818,181 shares of restricted common stock from the Company at a price of $2.20 per share, or $15 million in aggregate, and on September 17, 2019, SK Energy purchased 8,204,481 additional shares of restricted common stock from the Company at a price of $1.5845 per share, or $13 million in aggregate (see Note 11 – Shareholders’ Equity above for a further discussion of the issuance of the restricted common stock).

On August 28, 2019, 50,000 shares of restricted stock were awarded to a director for advisory services provided to the Company, which shares have a total fair value of $82,500, based on the market price on the issuance date (see Note 12 – Share-Based Compensation above for a further discussion of the issuance of the share-based compensation).

Also on August 28, 2019, the Company granted (i) 70,000 shares of restricted Company common stock to Mr. John Scelfo, the Chairman, which shares vest 100% on July 12, 2020, which shares have a total fair value of $115,500, (ii) 50,000 shares of restricted Company common stock to Mr. H. Douglas Evans, a director, which shares vest 100% on September 27, 2020, which shares have a total fair value of $82,500, and (iii) 50,000 shares of restricted Company common stock to Mr. Ivar Siem, a director, which shares vest 100% on July 12, 2020, which shares have a total fair value of $82,500, in each case subject to the recipient of the shares being a member of the Company’s Board of Directors on such vesting date.

NOTE 15 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2019 and 2018 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the nine months ended September 30, 2019 and 2018.

NOTE 16 – SUBSEQUENT EVENTS

Effective October 5, 2019, 250,000 shares of restricted stock were awarded to an advisor under the Company’s Amended and Restated 2012 Equity Incentive Plan. The restricted stock vests as follows: 100% on the six-month anniversary of the grant date, subject to the recipient’s continued service with the Company. These shares have a total fair value of $350,000, based on the market price on the issuance date.

Effective on November 1, 2019, the Company subleased approximately 300 square feet of office space at its current headquarters to SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors. The lease renews on a monthly basis, may be terminated by either party at any time upon prior written notice delivered to the other party and has a monthly base rent of $1,200.

Effective November 8, 2019, the Company entered into an Advisory Agreement and Restricted Shares Grant Agreement with Viktor Tkachev, a greater than 10% shareholder of the Company (who acquired $12 million of shares of common stock on September 17, 2019), under which Mr. Tkachev agreed to provide strategic planning and business development services, and pursuant to which 100,000 shares of restricted common stock were awarded to Mr. Trachev under the Company’s Amended and Restated 2012 Equity Incentive Plan, 100% of which vest on the six-month anniversary of the grant date, subject to the recipient’s continued service with the Company and the terms and conditions of these agreements. These shares have a total fair value of $128,000, based on the market price on the issuance date.

Effective November 8, 2019, the Company entered into an Advisory Agreement with Ivar Siem, a member of the Board of Directors, pursuant to which the 50,000 restricted shares of common stock previously awarded to Mr. Siem on August 28, 2019 under the Plan continue to vest, with 100% vesting on July 12, 2020, subject to Mr. Siem continuing to provide advisory services to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and Mr. Siem on August 28, 2019. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language; and may be terminated by the Company or the advisor with 15 days prior written notice for any reason. See also Note 12 – Share-Based Compensation, above.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2019, above.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at our website (www.pedevco.com) under “Investors” – “SEC Filings”, when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.pedevco.com. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  As of September 30, 2019, we held approximately 39,000 net Permian Basin acres located in Chaves, Roosevelt and Lea Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 11,400 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of September 30, 2019, we held interests in 379 gross (302 net) wells in our Permian Basin Asset of which 87 are active producers, 33 are active injectors, one well is an active Salt Water Disposal well (“SWD”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 66 gross (21.3 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 29 gross (5.3 net) wells are non-operated, and 21 wells have an after-payout interest.

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

Our strategy is to be the operator, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget through 2019 will be focused on the development of our Permian Basin Asset, with a secondary focus on development of our D-J Basin Asset. Our 2019 total development plan calls for the deployment of an estimated $50 million in capital, all of which has been raised to date. On our Permian Basin Asset, four initial horizontal wells were drilled in the first quarter of 2019, in Phase One of our development plan. Phase Two of the development program began in July 2019 and called for the drilling and completion of an additional five horizontal San Andres wells and one saltwater disposal well. To date, the five horizontal wells have been drilled and are planned to be completed in the fourth quarter of 2019 or first quarter of 2020, pending final permitting and completion of the saltwater disposal well. Our future D-J Basin Asset development plans are currently under evaluation for our operated acreage, but we anticipate deploying approximately $1 million in capital to participate in drilling and completion operations by other operators on our non-operated acreage through 2019. We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director (“SK Energy”), which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund additional 2019 and 2020 capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020.

Current Year Events

Common Stock Issuances

In May 2019, the Company raised $15.0 million through the sale of 6,818,181 shares of restricted common stock to SK Energy, and an additional $3.0 million through the sale of an aggregate of 1,500,000 shares of restricted common stock to two non-affiliated purchasers. Also in September 2019, the Company raised $13.0 million through the sale of 8,204,481 shares of restricted common stock to SK Energy, and an additional $12.0 million through the sale of an aggregate of 8,400,000 shares of restricted common stock to a non-affiliated purchaser (for additional information, see “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 11 – Shareholders’ Equity”, above).

Borrowings and Conversions

Information regarding recent borrowings and the conversion of such debt into common stock of the Company is described in greater detail under “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 8 – Notes Payable”, above.

Manzano Acquisition

On February 1, 2019, for consideration of $700,000, the Company completed an asset purchase from Manzano, LLC and Manzano Energy Partners II, LLC, whereby the Company purchased approximately 18,000 net leasehold acres, ownership and operated production from one horizontal well currently producing from the San Andres play in the Permian Basin, ownership of three additional shut-in wells, and ownership of one saltwater disposal well.  The Company subsequently drilled one Manzano well in Phase Two of its 2019 development plan, which has yet to be completed.

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

Drilling and Workover Activities

In December 2018, we commenced drilling four San Andres horizontal wells in our Permian Basin Asset acreage acquired from Hunter Oil Company in September 2018, which wells were completed in March 2019. Also, in February 2019, we completed workover operations to reactivate a San Andres horizontal well, and in March 2019 we completed the drilling of our fifth San Andres horizontal well, both of which operations were conducted on our Permian Basin acreage acquired from Manzano in February 2019. In July 2019, we also commenced drilling four additional San Andres horizontal wells in our Permian Basin Asset, for which drilling operations were completed in September 2019. Also, in August 2019, we participated in the drilling and completion of two horizontal wells in our DJ-Basin by a third-party operator.

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

Results of Operations and Financial Condition

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the nine months ended September 30, 2019 (in thousands):

Capital Expenditures
Leasehold Acquisitions (1)	$342
Property Acquisitions (1)	862
Drilling and Facilities (2)	27,231
Total	$28,435

(1)
Consists of amounts related to the acquisition of certain oil and gas properties in February 2019 (see “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 6 - Oil and Gas Properties”).
(2)
Consists of amounts primarily related to the drilling of nine wells and the completion of four of the nine wells as of September 30, 2019.

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

Results of Operations

The following discussion and analysis of the results of operations for the three and nine-month periods ended September 30, 2019 and 2018, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

We reported a net loss for the three-month period ended September 30, 2019 of $3.9 million, or ($0.07) per share, compared to a net loss for the three-month period ended September 30, 2018 of $2.7 million or ($0.19) per share. The increase in net loss of $1.2 million was primarily due to a $3.0 million increase in our depreciation, depletion, amortization and accretion expense, offset by an increase in revenue of $1.8 million related to our increased production and corresponding costs, when comparing the current period to the prior year period.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	61,441	18,870	42,571	226%
Natural Gas (Mcf)	43,725	25,858	17,867	69%
NGL (Bbls)	780	2,425	(1,645)	(68%)
Total (Boe) (1)	69,509	25,605	43,904	171%

Crude Oil (Bbls per day)	668	205	462	226%
Natural Gas (Mcf per day)	475	281	194	69%
NGL (Bbls per day)	8	26	(18)	(69%)
Total (Boe per day) (1)	755	278	477	172%

Average Sale Price:
Crude Oil ($/Bbl)	$49.80	$62.16	$(12.36)	(20%)
Natural Gas ($/Mcf)	1.57	1.95	(0.38)	(19%)
NGL ($/Bbl)	2.10	14.94	(12.84)	(86%)

Net Operating Revenues (in thousands):
Crude Oil	$3,059	$1,173	$1,886	161%
Natural Gas	68	50	18	36%
NGL	2	36	(34)	(95%)
Total Revenues	$3,129	$1,259	$1,870	149%

(1)	Assumes 6 Mcf of natural gas and NGL equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the three-month period ended September 30, 2019 increased $1.9 million, or 149%, to $3.1 million, compared to $1.2 million for the same period a year ago, due primarily to a favorable volume variance of $2.1 million, offset by an unfavorable price variance of $0.2 million. Production increases are from our drilling and completing four wells in our Permian Basin Asset as well as our participation in the drilling and completion of two horizontal wells in our DJ-Basin by a third-party operator and workover activities during the period.

Net Operating and Other Income (Expenses)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)

Direct Lease Operating Expenses	$1,081	$413	$668	162%
Workovers	276	340	(64)	(19%)
Other*	334	183	151	83%
Total Lease Operating Expenses	1,691	936	755	81%

Exploration Expenses	27	-	27	100%
Depreciation, Depletion,
Amortization and Accretion	3,952	937	3,015	322%

General and Administrative (Cash)	$1,040	$1,239	$(199)	(16%)
Share-Based Compensation (Non-Cash)	326	383	(57)	(15%)
Total General and Administrative Expense	1,366	1,622	(256)	(16%)

Interest Expense	$-	$497	$(497)	(100%)
Interest Income	$15	$-	$15	100%
Other Expense	$(14)	$-	$(14)	100%

*Includes severance and ad valorem taxes and marketing costs

Lease Operating Expenses. The increase of $0.8 million was primarily due to higher direct and variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to the Permian Basin Asset acquisition in September 2018, as well as production from our recently completed wells.

Exploration Expense.  There was minimal change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $3.0 million increase was primarily the result of higher oil volume resulting from the increased number of wells and increased oil production from our four new producing wells during the current year’s period, compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation). The decrease of $0.2 million was primarily due to a one-time severance payment made to our former CEO of $350,000 in the prior period. This was offset by additional compensation incurred by the Company’s hiring of additional personnel and consultants during the current year’s period, compared to the prior year’s period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased minimally, as there were no significant additions in awarding of employee stock-based options and compensation when comparing periods. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense.  The decrease of $0.5 million was due primarily to the Company having no debt in the current period, compared to the prior year’s period.

Interest Income and Other Expense. There was minimal activity for other income and expense by the Company in the current year’s period, compared to the prior year’s period.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

We reported a net loss for the nine-month period ended September 30, 2019 of $9.4 million, or ($0.21) per share, compared to net income for the nine-month period ended September 30, 2018 of $59.3 million or $6.04 per share. The decrease in net income of $68.7 million was primarily due to the recognition of a one-time $70.3 million gain on debt restructuring in 2018, described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2018, under the heading “Item 1 and 2 Business and Properties” – “Business Operations” – Restructuring”. Excluding this significant non-recurring transaction, our net loss decreased by $1.6 million due to a reduction in interest expense incurred of $6.1 million, as a result of our debt restructuring, coupled with $6.0 million in additional revenue, offset by additional operating expenses of $11.2 million, from the Company’s production increases, as well as the hiring of additional staff and consultants, for the nine months ended September 30, 2019, compared to the prior year’s period.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Nine Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	163,089	41,132	121,957	297%
Natural Gas (Mcf)	81,481	62,273	19,208	31%
NGL (Bbls)	2,170	5,808	(3,638)	(63%)
Total (Boe) (1)	178,839	57,319	121,520	212%

Crude Oil (Bbls per day)	597	151	446	295%
Natural Gas (Mcf per day)	298	228	70	31%
NGL (Bbls per day)	8	21	(13)	(62%)
Total (Boe per day) (1)	655	210	445	212%

Average Sale Price:
Crude Oil ($/Bbl)	$52.42	$62.04	$(9.62)	(16%)
Natural Gas ($/Mcf)	2.50	2.31	0.19	8%
NGL ($/Bbl)	6.80	18.13	(11.33)	(62%)

Net Operating Revenues (in thousands):
Crude Oil	$8,549	$2,552	$5,997	235%
Natural Gas	203	144	59	41%
NGL	15	105	(90)	(86%)
Total Revenues	$8,767	$2,801	$5,966	213%

(1)	Assumes 6 Mcf of natural gas and NGL equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the nine-month period ended September 30, 2019 increased $6.0 million, or 213%, to $8.8 million, compared to $2.8 million for the same period a year ago, due primarily to a favorable volume variance of $6.4 million, offset by an unfavorable price variance of $0.4 million. Production increases are from our drilling and completing four wells in our Permian Basin as well as our participation in the drilling and completion of two horizontal wells in our DJ-Basin by a third-party operator and additional workover activities during the period.

Net Operating and Other Income (Expenses)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)

Direct Lease Operating Expenses	$2,976	$1,013	$1,963	194%
Workovers	956	375	581	155%
Other*	824	277	547	197%
Total Lease Operating Expenses	4,756	1,665	3,091	186%

Exploration Expenses	50	38	12	32%
Depreciation, Depletion,
Amortization and Accretion	8,985	2,220	6,765	305%

General and Administrative (Cash)	$3,315	$2,410	$905	38%
Share-Based Compensation (Non-Cash)	1,023	566	457	81%
Total General and Administrative Expense	4,338	2,976	1,362	46%

Gain on Sale of Oil and Gas Properties	$920	$-	$920	100%

Interest Expense	$824	$6,888	$(6,064)	(88%)
Interest Income	$22	$-	$22	100%
Gain on Debt Extinguishment	$-	$70,309	$(70,309)	(100%)
Other Expense	$(117)	$-	$(117)	100%

*Includes severance and ad valorem taxes and marketing costs

Lease Operating Expenses. The increase of $3.1 million was primarily due to $0.6 million in increased workover expenses coupled with higher direct and variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to the Permian Basin Asset acquisition in September 2018, as well as production from our recently completed wells.

Exploration Expense.  There was minimal change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $6.8 million increase was primarily the result of higher oil volume resulting from the increased number of wells and increased oil production from our four new producing wells during the current year’s period, compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation). The increase of $0.9 million was primarily due to increases in payroll as well as other cost increases, resulting from the hiring of additional personnel and consultants during the current year’s period, compared to the prior year’s period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased by $0.5 million primarily due to an increase in the awarding of employee stock-based options and compensation. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties.  The Company sold rights to 85.5 net acres of oil and gas leases located in Weld County, Colorado, to a third party, for aggregate proceeds of $1.2 million and recognized a gain on sale of oil and gas properties of $0.9 million.

Interest Expense.  The decrease of $6.1 million was due primarily to the retirement of all of our outstanding debt in the first quarter of 2019, coupled with the Company’s June 2018 debt restructuring, noted above, when comparing the current period to the prior period.

Gain on Debt Extinguishment. The Company recognized a gain of $70.3 million on the Company’s debt restructuring, which occurred in June 2018, described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2018, under the heading “Item 1 and 2 Business and Properties” – “Business Operations” – Restructuring”.

Interest Income and Other Expense. In the current period, the Company wrote-off a $0.1 million third party option related to the option to acquire shares of Caspian Energy, described in greater detail under “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 7 – Other Current Assets”, which expired unexercised as of May 12, 2019.

Liquidity and Capital Resources

The primary sources of cash for the Company during the nine-month period ended September 30, 2019 were funds borrowed pursuant to convertible promissory notes (which were subsequently converted into common stock) and the sale of restricted common stock, which funds primarily came from SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors and Mr. Viktor Tkachev, an investor who purchased $12.0 million of restricted common stock, and sales of crude oil and natural gas. The primary uses of cash were funds used for development costs and operations.

Working Capital

At September 30, 2019, the Company’s total current assets of $36.1 million exceeded its total current liabilities of $10.3 million, resulting in a working capital surplus of $25.8 million, which included a reclassification of $3.3 million of restricted cash from current to other assets, as it was determined that the restricted cash, which is used as collateral for surety bonds in our New Mexico operations, would be long-term in nature. See “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 5 – Restricted Cash”). At December 31, 2018, the Company’s total current liabilities of $8.9 million exceeded its total current assets of $6.8 million, resulting in a working capital deficit of $2.1 million. The $27.9 million increase in our working capital surplus is primarily related to cash borrowed under convertible notes (subsequently converted into common stock) and the sale of common stock during the period, which amounts were in excess of amounts used to fund payables and accrued expenses related to our capital drilling projects.

Financing

A summary of our financing transactions and other recent funding transactions can be found at “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 8 – Notes Payable” and “Note 11 – Shareholders’ Equity”).

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by (used in) operating activities	$6,494	$(704)
Cash flows used in investing activities	(33,031)	(19,911)
Cash flows provided by financing activities	58,000	22,474
Net increase in cash and restricted cash	$31,463	$1,859

Cash Flows provided by Operating Activities. Net cash provided by operating activities increased by $7.2 million for the current year’s period, when compared to the prior year’s period, primarily due to a decrease in our net loss of $1.6 million, when not factoring in our $70.3 million gain on debt restructuring which occurred in the prior period, coupled with a $3.8 million decrease in capitalized and deferred interest expense and net increases to our other components of working capital, which are related to our increased revenue and production levels from our drilling and completion activity in the current period.

Cash Flows used in Investing Activities. Net cash used in investing activities increased by $13.1 million for the current year’s period, when compared to the prior year’s period, primarily due to $33.0 million of drilling and completion activities in the current period, offset by a $1.2 million property sale in current period and $18.7 million in additional acquisition costs in the prior period compared to the current period.

Cash Flows provided by Financing Activities. Net cash provided by financing activities increased by $35.5 million primarily due to $43.0 million in proceeds from the sale of common stock in the current period, offset by a decrease in net proceeds from the issuance of notes payable from the prior period compared to the current period of $15.9 million. There was also $7.8 million of repayment of notes payable and a $1.1 million warrant repurchase, offset by $0.4 million in proceeds from the issuance of a note payable in the prior period, which contributed to the increase in the current period, when compared to the prior period.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of September 30, 2019, that our disclosure controls and procedures were effective. The Company will perform an additional assessment as of December 31, 2019 for year-end reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2019, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on April 1, 2019, under the heading “Item 1A. Risk Factors”, other than as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company.

The risk factor entitled “New or amended environmental legislation or regulatory initiatives could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us.” from the Form 10-K is replaced and superseded by the following:

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

For example, in 2014, 2016 and 2018, opponents of hydraulic fracturing sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us. One of the proposed initiatives would have made the vast majority of the surface area of the state ineligible for drilling, including substantially all of our planned future drilling locations. By further example, in April 2019, Colorado Senate Bill 19-181 (the “Bill”) was passed into law, which prioritizes the protection of public safety, health, welfare, and the environment in the regulation of the oil and gas industry by modifying the State’s oil and gas statutes and clarifying, reinforcing, and establishing local governments’ regulatory authority over the surface impacts of oil and gas development in Colorado. This Bill, among other things, gives more power to local government entities in making land use decisions about oil and gas development and regulation, and directs the Colorado Oil & Gas Conservation Commission “(COGCC”) to promulgate rules to ensure, among other things, proper wellbore integrity, allow public disclosure of flowline information, and evaluate when inactive or shut-in wells must be inspected before being put into production or used for injection. In addition, the Bill requires that owners of more than 50% of the mineral interests in lands to be pooled must have joined in the application for a pooling order and that the application must include proof that the applicant received approval for the facilities from the affected local government or that the affected local government does not regulate such facilities. In addition, the Bill provides that an operator cannot use the surface owned by a nonconsenting owner without permission from the nonconsenting owner, and increases nonconsenting owners’ royalty rates during a well’s pay-back period from 12.5% to 13.0%. The COGCC is currently working to issue objective criteria, after public comment, on how the COGCC will begin implementing this new law, with local governments expected to follow. We anticipate that the Bill may make it more difficult and more costly for us to undertake oil and gas development activities in Colorado.

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

The risk factor entitled “Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.” from the Form 10-K is replaced and superseded by the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended September 30, 2019, and through the date of the filing of this Report, which were not previously disclosed in a prior Quarterly Report on Form 10-Q, Annual Report on Form 10-K or in a Current Report on Form 8-K.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Effective on November 1, 2019, the Company subleased approximately 300 square feet of office space at its current headquarters to SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors. The lease renews on a monthly basis and may be terminated by either party at any time upon prior written notice delivered to the other party and has a monthly base rent of $1,200.

Effective November 8, 2019, the Company entered into an Advisory Agreement and Restricted Shares Grant Agreement with Viktor Tkachev, a greater than 10% shareholder of the Company (who acquired $12 million of shares of common stock on September 17, 2019), under which Mr. Tkachev agreed to provide strategic planning and business development services, and pursuant to which 100,000 shares of restricted common stock were awarded to Mr. Tkachev under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “Plan”), vesting in full on the six-month anniversary of the grant date, subject to his continued service with the Company, in consideration for advisory services to be provided by Mr. Tkachev to the Company. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language, and may be terminated by the Company or the advisor with 15 days prior written notice for any reason.

Effective November 8, 2019, the Company entered into an Advisory Agreement with Ivar Siem, a member of the Board of Directors, pursuant to which the 50,000 restricted shares of common stock previously awarded to Mr. Siem on August 28, 2019 under the Plan continue to vest, with 100% vesting on July 12, 2020, subject to Mr. Siem continuing to provide advisory services to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and Mr. Siem on August 28, 2019. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language; and may be terminated by the Company or the advisor with 15 days prior written notice for any reason.

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

PEDEVCO Corp.

November 8, 2019	By:	/s/ Dr. Simon Kukes
Dr. Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 8, 2019	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date	File Number
2.1#	Purchase and Sale Agreement dated January 11, 2019, by and between Manzano, LLC and Manzano Energy Partners, II, LLC, as seller and Pacific Energy Development Corp., as purchaser	8-K	2.1	January 14, 2019	001-35922
10.1***	Separation and General Release Agreement, dated December 31, 2018, between Pacific Energy Development Corp. and Gregory Overholtzer	8-K	10.1	January 4, 2019	001-35922
10.2***	Consulting Agreement, dated January 1, 2019, between Gregory Overholtzer and Pacific Energy Development Corp.	8-K	10.2	January 4, 2019	001-35922
10.3	$15,000,000 Convertible Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC as lender, dated January 11, 2019	8-K	10.1	January 14, 2019	001-35922
10.4	First Amendment to Convertible Promissory Notes, dated February 15, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC	8-K	10.4	February 19, 2019	001-35922
10.5	First Amendment to Promissory Note, dated March 1, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC	8-K	10.1	March 4, 2019	001-35922
10.6	$14,999,998.20 Common Stock Subscription Agreement between PEDEVCO Corp. and SK Energy LLC, dated May 21, 2019	8-K/A	10.1	August 12, 2019	001-35922
10.7	PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan**	S-8	4.1	August 29, 2019	333-233525
10.8	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement**	S-8	4.2	October 31, 2013	333-192002
10.9	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement **	S-8	4.2	October 31, 2013	333-192002
10.10	$12,000,000 Common Stock Subscription Agreement between PEDEVCO Corp. and Viktor Tkachev, dated September 17, 2019	8-K	10.1	September 18, 2019	001-35922
10.11	$13,000,000.14 Common Stock Subscription Agreement between PEDEVCO Corp. and SK Energy LLC, dated September 17, 2019	8-K	10.2	September 18, 2019	001-35922
10.12*	Advisory Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and Ivar Siem
10.13*	Sublease Letter Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and SK Energy, LLC
10.14*	Advisory Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and Viktor Tkachev
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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