Form 10-K
period 2019-12-31
PEDEVCO CORP
filed 2020-03-30
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(713) 221-1768
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PED	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019 (the last trading day of the registrant’s most recently completed second fiscal quarter), based upon the closing price reported on such date was approximately $19,962,615. Shares of voting stock held by each officer and director and by each person who, as of June 28, 2019, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 27, 2020, 72,125,328 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS “BELIEVES,” “EXPECTS,” “ANTICIPATES,” “INTENDS,” “PROJECTS,” “ESTIMATES,” “PLANS,” “MAY INCREASE,” “MAY FLUCTUATE” AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS “SHOULD”, “WOULD”, “MAY” AND “COULD” ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING “RISK FACTORS.” ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2019. AS USED HEREIN, THE “COMPANY,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO PEDEVCO CORP., WHICH WAS KNOWN AS BLAST ENERGY SERVICES, INC. UNTIL JULY 30, 2012, AND ITS WHOLLY-OWNED AND PARTIALLY-OWNED SUBSIDIARIES, BLAST AFJ, INC., PACIFIC ENERGY DEVELOPMENT CORP., RED HAWK PETROLEUM, LLC, RIDGEWAY ARIZONA OIL CORP. (ACQUIRED SEPTEMBER 1, 2018), AND EOR OPERATING COMPANY (ACQUIRED SEPTEMBER 1, 2018), UNLESS OTHERWISE STATED.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the coronavirus);
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;

●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	future acquisition transactions;
●	estimated future reserves and the present value of such reserves; and
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Frac or fracking. A short name for hydraulic fracturing, a method for extracting oil and natural gas.

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

USACE. United States Army Corps of Engineers.

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

On July 27, 2012, we acquired, through a reverse acquisition, Pacific Energy Development Corp., a privately held Nevada corporation, which we refer to as Pacific Energy Development. As described below, pursuant to the acquisition, the stockholders of Pacific Energy Development gained control of approximately 95% of the then voting securities of our company. Since the transaction resulted in a change of control, Pacific Energy Development was the acquirer for accounting purposes. In connection with the merger, which we refer to as the Pacific Energy Development merger, Pacific Energy Development became our wholly-owned subsidiary and we changed our name from Blast Energy Services, Inc. to PEDEVCO Corp. Following the merger, we refocused our business plan on the acquisition, exploration, development and production of oil and natural gas resources in the United States.

Our corporate headquarters are located in approximately 5,200 square feet of office space at 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079. We lease that space pursuant to a lease that expires in August 2023.

Business Operations

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  As of December 31, 2019, we held approximately 38,258 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 11,948 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of December 31, 2019, we held interests in 379 gross (302 net) wells in our Permian Basin Asset, of which 51 are active producers, 25 are active injectors and one well is an active Saltwater Disposal Well (“SWD”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 75 gross (21.9 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 36 gross (5.6 net) wells are non-operated, and 21 wells have an after-payout interest.

Business Strategy

We believe that horizontal development and exploitation of conventional assets in the Permian Basin and development of the Wattenberg and Wattenberg Extension in the D-J Basin, represent among the most economic oil and natural gas plays in the U.S. We plan to optimize our existing assets and opportunistically seek additional acreage proximate to our currently held core acreage, as well as other attractive onshore U.S. oil and gas assets that fit our acquisition criteria, that Company management believes can be developed using our technical and operating expertise and be accretive to stockholder value.

Specifically, we seek to increase stockholder value through the following strategies:

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. Our 2020 development plan includes several carryover projects from 2019’s Phase II Permian Basin Asset development plan. These projects include the drilling of a SWD well in the Chaveroo field (Chaves and Roosevelt Counties, New Mexico) and production hookup and commencement on five horizontal San Andres wells drilled in 2019. In the later part of 2020, our plan contemplates the drilling of two horizontal San Andres wells on our Permian Basin Asset. Additionally, we plan to test a vertical reactivation program in the Chaveroo field, offsetting our new horizontal wells, where six reactivations are currently planned. We also have planned several vertical reactivations in the Milnesand field (Chaves and Roosevelt Counties, New Mexico) and several enhancement and facilities projects throughout all our operated assets. We currently have approximately $2 million earmarked for D-J Basin Asset projects in 2020, pending receipt of well proposals that meet our participation criteria. Our total planned capital expenditure budget for 2020 is approximately $14.5 million, which amount the Company anticipates that it can fund through cash from operations together with approximately $12 million of existing cash on the balance sheet as of the filing date of these financial statements, of which carryover capital accounts for approximately $5 million, and the balance will be deployed for new development projects. This plan of operations is contingent on a minimum of a $50 per barrel realized oil price (West Texas Intermediate pricing) and could fluctuate based on market conditions and/or opportunities that may arise throughout the year. If the oil price continues to remain below this $50 per barrel threshold, the Company has the ability to slow or halt most of its projects, and reduce its 2020 capital expenditures to approximately $5 million, which includes funding for the completion of a SWD well in the Permian Asset, which was drilled in early 2020 and is currently being completed. We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director (“SK Energy”), which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund 2020 capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to extend the drilling program and associated capital expenditures further into 2020.

The following chart reflects our current organizational structure:

*Represents percentage of total voting power based on 72,125,328 shares of common stock (solely on an issued and outstanding basis) outstanding as of March 27, 2020, with beneficial ownership calculated in accordance with Rule 13d-3 of the Exchange Act (but without reflecting the conversion of convertible securities into voting securities, including, options exercisable for common stock of the Company. Holdings of SK Energy LLC, an entity wholly-owned and controlled by our CEO and director Dr. Simon Kukes, are also included in holdings of Senior Management and Board – See “Part III” — “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Ownership of Mr. Tkachev is based solely on his filings with the Securities and Exchange Commission.

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

Management. We have assembled a management team at our Company with extensive experience in the fields of business development, petroleum engineering, geology, field development and production, operations, planning and corporate finance. Our management team is headed by our Chief Executive Officer, Dr. Simon Kukes, who was formerly the CEO at Samara-Nafta, a Russian oil company partnering with Hess Corporation, President and CEO of Tyumen Oil Company, and Chairman of Yukos Oil. Our President, J. Douglas Schick, has over 20 years of experience in the oil and gas industry, having co-founded American Resources, Inc., and formerly serving in executive, management and operational planning, strategy and finance roles at Highland Oil and Gas, Mariner Energy, Inc., The Houston Exploration Co., ConocoPhillips and Shell Oil Company. In addition, our Executive Vice President and General Counsel, Clark R. Moore, has over 14 years of energy industry experience, and formerly served as acting general counsel of Erin Energy Corp. Several other members of the management team have also successfully helped develop similar companies with like kind asset profiles and technical operations at Sheridan Production Company, Trinity Operating LLC, Baker Hughes and Halliburton. We believe that our management team is highly qualified to identify, acquire and exploit energy resources in the U.S.

Our operations team has extensive experience in horizontal development of conventional assets in the Permian Basin at Sheridan Production Company and experience drilling and completing unconventional wells in the D-J Basin at Baker Hughes and Halliburton.

Our board of directors also brings extensive oil and gas industry experience, headed by our Chairman, John J. Scelfo, who brings 40 years of experience in oil and gas management, finance and accounting, and who served in numerous executive-level capacities at Hess Corporation, including as Senior Vice President, Finance and Corporate Development, Chief Financial Officer, Worldwide Exploration & Producing, and as a member of Hess’ Executive Committee. In addition, our Board includes Ivar Siem, who brings over 50 years of broad experience from both the upstream and the service segments of the oil and gas industry, including serving as Chairman of Blue Dolphin Energy Company (OTCQX: BDCO), as Chairman and interim CEO of DI Industries/Grey Wolf Drilling, as Chairman and CEO of Seateam Technology ASA, and in various executive roles at multiple E&P and oil field service companies. Furthermore, our Board includes H. Douglas Evans, who brings over 50 years of experience in executive management positions with Gulf Interstate Engineering Company, one of the world's top pipeline design and engineering firms, including as its Honorary Chairman and previously its Chairman and President and Chief Executive Officer, and who is a past President and current Board member of the International Pipe Line and Offshore Contractors Association, current Chairman of its Strategy Committee, and an active member of the Pipeline Contractors Association.

Significant acreage positions and drilling potential. As of December 31, 2019, we have accumulated interests in a total of 38,258 net acres in our core Permian Basin Asset operating area, and 11,948 net acres in our core D-J Basin Asset operating area, both of which we believe represent significant upside potential. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we believe our Permian Basin Asset could contain 185 potential net wells, comprised of 170 net 1.0-mile lateral wells and 15 net 1.5-mile lateral wells ,on 120-acre spacing and 180-acre spacing, respectively. We believe our D-J Basin Asset could contain approximately 90 potential net wells, comprised of 49 net 1.0-mile lateral wells, 40 net 2.0-mile lateral wells, and 1 net 1.5-mile lateral well, on 80-acre spacing, 160-acre spacing, and 120-acre spacing, respectively, providing us with a substantial drilling inventory for future years.

Marketing

We generally sell a significant portion of our oil and gas production to a relatively small number of customers, and during the year ended December 31, 2019, sales to two customers comprised 54% and 13%, respectively, of the Company’s total oil and gas revenues. No other customer accounted for more than 10% of our revenue during these periods. The Company is not dependent upon any one purchaser and believes that, if its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers. Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

Natural Gas. Our natural gas is sold under both long-term and short-term natural gas purchase agreements, which include two gas purchase agreements for our DJ Basin Asset that are in effect until December 1, 2021 and April 1, 2032, respectively. However, natural gas sales related to these agreements only represent a nominal (3%) of our total revenues as of December 31, 2019, and the Company believes that this trend will continue in the DJ Basin Asset. Natural gas produced by us is sold at various delivery points at or near producing wells to both unaffiliated independent marketing companies and unaffiliated mid-stream companies. We receive proceeds from prices that are based on various pipeline indices less any associated fees for processing, location or transportation differentials.

Oil and Gas Properties

We believe that our Permian Basin and D-J Basin assets represent among the most economic oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Northwest Shelf of the Permian Basin in Chaves and Roosevelt Counties, New Mexico, and the Wattenberg and Wattenberg Extension areas of Weld County, Colorado in the D-J Basin. Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. The majority of our capital expenditure budget for 2020 will be focused on the development of our Permian Basin Asset, and secondarily on development of our D-J Basin Asset.

Unless otherwise noted, the following table presents summary data for our leasehold acreage in our core Permian Basin Asset and D-J Basin Asset as of December 31, 2019 and our drilling capital budget with respect to this acreage from January 1, 2020 to December 31, 2020. If commodity prices drop significantly, we may delay drilling activities. The ultimate amount of capital we will expend may fluctuate materially based on, among other things, market conditions, commodity prices, asset monetizations, non-operated project proposals, the success of our drilling results as the year progresses, and availability of capital (see “Part I” – “Item 1A. Risk Factors”.)

		Drilling Capital Budget January 1, 2020 - December 31, 2020
Current Core Assets:	Net Acres	Gross Wells (1)	Gross Costs per Well	Capital Cost to the Company (2)
Permian Basin Asset	38,258	2.0	$3,000,000	$6,000,000
D-J Basin Asset	11,948	3.0	6,500,000	1,657,500
Enhancements (3)				1,018,941
Facilities and Infrastructure (4)				980,000
2019 Carryover (5)				4,850,000
Total	50,206	5.0		$14,506,441

(1)
Includes planned drilling and completion of (i) two 1.0 mile lateral wells in the Chaveroo Field in the Permian Basin Asset, and (ii) three gross horizontal wells in the D-J Basin Asset at 8.5% working interest.

(2) (3) (4) (5)
The Company anticipates that it can fund the entire $14.5 million capital cost to the Company through cash from operations and existing cash on the balance sheet.

Estimated capital expenditures for reactivation of existing wells and reserve enhancing projects on existing wells.

Estimated capital expenditures for construction of central facilities including tank batteries, injection lines, heater treaters, and other property equipment in the Permian Basin Asset.

Carryover capital expenditures from the 2019 development plan. Includes a SWD well and cleanouts, hookups, flowback and associated costs on five (2019 Phase II) wells.

Our Core Areas

Permian Basin Asset

We hold our Permian Basin Assets through our wholly-owned subsidiary, PEDCO, with operations conducted through PEDCO’s wholly-owned operating subsidiaries, EOR Operating Company and Ridgeway Arizona Oil Corp. Our Permian Basin Asset was assembled through three acquisitions completed between 2018 and 2019. In the first acquisition, we acquired 100% of the assets of Hunter Oil Company, with an effective date of September 1, 2018, which created our core Permian position. In 2019, we acquired additional assets in two bolt-on acquisitions from private operators. These interests are all located in Chaves and Roosevelt Counties, New Mexico, where we currently operate 379 gross (302 net) wells, of which 51 wells are active producers, 25 wells are active injectors, and one well is an active SWD. As of December 31, 2019, our Permian Basin Asset acreage is located in the areas shaded in yellow in the sectional map following the State of New Mexico map below.

It is estimated that there are approximately 110 billion barrels of oil-in-place in San Andres reservoirs across the Permian Basin (Research Partnership to Secure Energy for America (“RPSEA”) report dated December 21, 2015). The San Andres oilfields of the Northwest Shelf, Central Basin Platform and the Eastern Shelf are some of the largest oilfields within the Permian Basin. According to the U.S. Energy Information Administration (“EIA”), as of December 31, 2013, three oil fields that have produced from the San Andres formation were amongst the top 50 largest oilfields by reserves in the United States. The San Andres has been historically under-developed due to technological and economic limitations during early development. The San Andres is a dolomitic carbonate reservoir characterized as being highly-heterogenous with a multi-porosity system that typically shows significant oil saturation, but primary production often yields higher than normal water cut. While existing San Andres operators may ascribe different drivers for the water cut, San Andres production requires sufficient fluid removal, transportation and disposal, in order to achieve higher oil cuts, through a network of on-site fluid storage and saltwater disposal systems.

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

The Company’s 38,258 net acres within the Chaveroo and Milnesand fields of Chaves and Roosevelt Counties, New Mexico offer a rare opportunity to drill infill horizontal wells targeting the higher oil-saturations of the MPZs. The Chaveroo NE field is an extension of the Chaveroo field that was not originally developed vertically. There are currently 379 wellbores within the leasehold, of which 51 are active producers and 25 are active injectors, and one is an active SWD. The remainder are shut-in wellbores with future potential utility for additional water injection, production reactivations, and behind-pipe recompletions. We currently own and operate three water handling facilities, one in each field, that have a current combined capacity of approximately 40,000 barrels of water per day (bbl/d).

D-J Basin Asset

We have grown our legacy D-J Basin Asset position to 11,948 net acres in Weld and Morgan Counties, Colorado. We directly hold all of our interests in the D-J Basin Asset through our wholly-owned subsidiary, Red Hawk. These interests are all located in Weld County, Colorado. Red Hawk has an interest in 75 gross (21.9 net) wells and is currently the operator of 18 gross (16.2 net) wells located in our D-J Basin Asset. Our D-J Basin Asset acreage is located in the areas circled in the map below. The D-J Basin has seen a tremendous amount of growth in drilling activity in the past 12 months. D-J Basin operators are now drilling 16 to 24 horizontal wells per section in the Niobrara and Codell formations, utilizing the latest advances in completion design, frac stages, and frac intensity to obtain favorable well results. Notable non-operated partners leading the Niobrara revival are Noble Energy, Extraction Oil & Gas, SRC Energy (merged with PDC Energy in January 2020), and Bonanza Creek Energy.

Production, Sales Price and Production Costs

We have listed below the total production volumes and total revenue net to the Company for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017

Total Revenues	$12,972,000	$4,523,000	$3,015,000

Oil:
Total Production (Bbls)	234,378	70,395	52,260
Average sales price (per Bbl)	$53.41	$59.00	$47.15
Natural Gas:
Total Production (Mcf)	153,251	89,769	100,254
Average sales price (per Mcf)	$2.43	$2.56	$2.97
NGL:
Total Production (Bbls)	6,150	7,629	12,209
Average sales price (per Bbl)	$13.28	$18.32	$20.73
Oil Equivalents:
Total Production (Boe) (1)	266,070	92,985	81,178
Average Daily Production (Boe/d)	729	255	222
Average Production Costs (per Boe) (2)	$15.32	$19.77	$13.62
_________________________

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.
(2)	Excludes workover costs, marketing, ad valorem and severance taxes.

As of December 31, 2019, and 2018, the Chaveroo and Milnesand fields are the fields that each comprise 15% or more of our total proved reserves. As of December 31, 2017, the Wattenberg field comprised 15% or more of our total proved reserves for that year. The applicable production volumes from these fields for the years ended December 31, 2019, 2018, and 2017, is represented in the table below in total barrels (Bbls):

	2019	2018*	2017
Chaveroo	120,765	3,631	-
Milnesand	11,295	2,917	-
Wattenberg	-	-	46,198

* In 2018, production from our acquisition of the Chaveroo and Milnesand fields in the third quarter 2018 are the fields that each comprised 15% or more of our total proved reserves at December 31, 2018. The data above only includes production for these fields since the date of the acquisition.

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at December 31, 2019:

	Total		Developed (1)		Undeveloped (2)
	Gross	Net	Gross	Net	Gross	Net
D-J Basin	205,994	11,948	183,370	9,388	22,624	2,560
Permian Basin	40,648	38,258	31,813	31,036	8,835	7,222
Total	246,642	50,206	215,183	40,424	31,459	9,782

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

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2019 is 1,758, 3,545 and 1,395 for the years ending December 31, 2020, 2021 and 2022, respectively. We expect to retain substantially all of our expiring acreage either through drilling activities, renewal of the expiring leases or through the exercise of extension options.

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at December 31, 2019. This summary includes crude oil wells in which we have a working interest:

	Gross	Net
Crude oil	122.0	88.1
Natural gas	-	-
Total*	122.0	88.1

* Total percentage of gross operated wells is 69.7%.

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	20	9.6	-	-	3	0.2
Dry	-	-	-	-	-	-
Exploratory
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Oil and Natural Gas Reserves

Reserve Information. For estimates of the Company’s net proved producing reserves of crude oil and natural gas, as well as discussion of the Company’s proved and probable undeveloped reserves, see “Part II” - “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”. At December 31, 2019, the Company’s total estimated proved reserves were 14.0 million Boe, of which 12.4 million Bbls were crude oil and NGL reserves, and 9.7 million Mcf were natural gas reserves.

Internal Controls. Clayton Riddle, our Vice President of Development (a non-executive position), is the technical person primarily responsible for our internal reserves estimation process (which are based upon the best available production, engineering and geologic data) and provides oversight of the annual audit of our year end reserves by our independent third party engineers. He has a Bachelor of Science degree in Petroleum Engineering, and in excess of five years as a reserves estimator and is a member of the Society of Petroleum Engineers.

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

For more information regarding our oil and gas reserves, please refer to "Part II"  – “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”.

Current Year Events

January 2019 SK Energy Convertible Note

On January 11, 2019, the Company borrowed $15.0 million from SK Energy, through the issuance of a convertible promissory note in the amount of $15.0 million (the “January 2019 Convertible Note”). The January 2019 Convertible Note accrues interest monthly at 8.5% per annum, which is payable on the maturity date, unless otherwise converted into shares of the Company’s common stock as described below. The January 2019 Convertible Note and all accrued interest thereon are convertible into shares of the Company’s common stock, at the option of the holder thereof, at a conversion price equal to $1.50 per share. Further, the conversion of the January 2019 Convertible Note is subject to a 49.9% conversion limitation which prevents the conversion of any portion thereof into common stock of the Company if such conversion would result in SK Energy or any of its affiliates beneficially owning more than 49.9% of the Company’s outstanding shares of common stock. The January 2019, Convertible Note is due and payable on January 11, 2022 but may be prepaid at any time without penalty. In February 2019, the January 2019 Convertible Note was converted into common stock as discussed below.

Convertible Notes Amendment and Conversion

On February 15, 2019, the Company and SK Energy agreed to amend the terms of $23.6 million in Convertible Promissory Notes sold in August 2018 (including $22 million acquired by SK Energy) and a $7 million Convertible Note sold to SK Energy in October 2018, each described in further detail in “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 8 - Notes Payable”, as well as the January 2019 Convertible Note, whereby each of the notes were amended to remove the conversion limitation that previously prevented SK Energy from converting any portion of the notes into common stock of the Company if such conversion would have resulted in SK Energy beneficially owning more than 49.9% of the Company’s outstanding shares of common stock

Immediately following the entry into the Amendment, on February 15, 2019, SK Energy elected to convert (i) all $15,000,000 of the outstanding principal and all $126,000 of accrued interest under the January 2019 defined above as the “January 2019 Convertible Notes” into common stock of the Company at a conversion price of $1.50 per share as set forth in the January 2019 defined above as the “January 2019 Convertible Notes” into 10,083,819 shares of restricted common stock of the Company, and (ii) all $7,000,000 of the outstanding principal and all $18,700of accrued interest under the October 2018 note into common stock of the Company at a conversion price of $1.79 per share as set forth in the October 2018 note into 4,014,959 shares of restricted common stock of the Company, which shares in aggregate represented approximately 47.1% of the Company’s then 29,907,223 shares of issued and outstanding Company common stock after giving effect to the conversions.

SK Energy Note Amendment; Note Purchases and Conversion

On March 1, 2019, the Company and SK Energy entered into a First Amendment to Promissory Note (the “SK Energy Note Amendment”) which amended the note dated June 25, 2018, evidencing $7.7 million of principal owed to SK Energy (the “SK Energy Note”), to provide SK Energy the right, at any time, at its option, to convert the principal and interest owed under such SK Energy Note, into shares of the Company’s common stock, at a conversion price of $2.13 per share. The SK Energy Note previously only included a conversion feature whereby the Company had the option to pay quarterly interest payments on the SK Energy Note in shares of Company common stock instead of cash, at a conversion price per share calculated based on the average closing sales price of the Company’s common stock on the NYSE American for the ten trading days immediately preceding the last day of the calendar quarter immediately prior to the quarterly payment date.

In addition, on March 1, 2019, the holders of $1,500,000 in aggregate principal amount of Convertible Notes issued by the Company on August 1, 2018 (the “August 2018 Notes”) sold their August 2018 Notes at face value plus accrued and unpaid interest through March 1, 2019 to SK Energy (the “August 2018 Note Sale”). Holders which sold their August 2018 Notes pursuant to the August 2018 Note Sale to SK Energy include an executive officer of SK Energy ($200,000 in principal amount of August 2018 Notes); a trust affiliated with John J. Scelfo, a director of the Company ($500,000 in principal amount of August 2018 Notes); an entity affiliated with Ivar Siem, a director of the Company, and J. Douglas Schick the President of the Company ($500,000 in principal amount of August 2018 Notes); and Harold Douglas Evans, a director of the Company ($200,000 in principal amount of August 2018 Notes).

Following the August 2018 Note Sale, the Company’s sole issued and outstanding debt was the (i) $7,700,000 in principal, plus accrued interest, under the SK Energy Note held by SK Energy, (ii) an aggregate of $23,500,000 in principal, plus accrued interest, under the August 2018 Notes and Convertible Note held by SK Energy, and (iii) $100,000 in principal, plus accrued interest, under an August 2018 Note held by an unaffiliated holder (the “Unaffiliated Holder”).

Immediately following the effectiveness of the SK Energy Note Amendment and August 2018 Note Sale, on March 1, 2019, SK Energy and the Unaffiliated Holder elected to convert all $31,300,000 of outstanding principal and an aggregate of $1,462,818 of accrued interest under the SK Energy Note, Convertible Note held by SK Energy, and August 2018 Notes, into common stock of the Company at a conversion price of $2.13 per share (the “Conversion Price” and the “Conversions”) as set forth in the SK Energy Note, as amended, and the August 2018 Notes and the Convertible Note held by SK Energy (collectively, the “Notes”), into an aggregate of 15,381,605 shares of restricted common stock of the Company (the “Conversion Shares”).

As a result of the Conversions and the issuance of the shares of common stock of the Company in consideration for such debt, as of the date of this report, the Company has no debt on its balance sheet.

Manzano Acquisition

On February 1, 2019, for consideration of $700,000, the Company completed an asset purchase from Manzano, LLC and Manzano Energy Partners II, LLC, whereby the Company purchased approximately 18,000 net leasehold acres, ownership and operated production from one horizontal well currently producing from the San Andres play in the Permian Basin, ownership of three additional shut-in wells, and ownership of one saltwater disposal well.  The Company subsequently drilled one Manzano well in Phase Two of its 2019 development plan, which was completed in the fourth quarter of 2019.

Red Hawk Property Rights Sale

On March 7, 2019, Red Hawk sold rights to 85.5 net acres of oil and gas leases located in Weld County, Colorado, to a third party, for aggregate proceeds of $1.2 million. The sale agreement included a provision whereby the purchaser was required to assign Red Hawk 85 net acres of leaseholds in an area located where the Company already owns other leases in Weld County, Colorado, within nine months from the date of the sale, or to repay the Company up to $200,000 (proportionally adjusted for the amount of leasehold delivered). In December 2019, the purchaser assigned Redhawk 121 net acres of leaseholds with a value of $121,000, thereby satisfying in full its obligations to Red Hawk under the sale agreement.

Drilling and Workover Activities

In December 2018, we commenced drilling four San Andres horizontal wells in our Permian Basin Asset acreage acquired from Hunter Oil Company in September 2018, which wells were completed in March 2019. Also, in February 2019, we completed workover operations to reactivate a San Andres horizontal well, and in March 2019 we completed the drilling of our fifth San Andres horizontal well, both of which operations were conducted on our Permian Basin acreage acquired from Manzano in February 2019. In July 2019, we also commenced drilling four additional San Andres horizontal wells in our Permian Basin Asset, for which drilling operations were completed in September 2019, and for which recompletion operations were completed in November and December of 2019. Also, we participated in the drilling and completion of two horizontal wells in August of 2019 and nine horizontal wells in October of 2019 in our DJ-Basin Asset, which are operated by third-party operators.

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

At the state level, our operations in Colorado are regulated by the Colorado Oil & Gas Conservation Commission (“COGCC”) and our New Mexico operations are regulated by the Conservation Division of the New Mexico Energy, Minerals, and Natural Resources Department (regulates oil and gas operations), New Mexico Environment Department (administers environmental protection laws), and the New Mexico State Land Office (oversees surface and mineral acres and development). The Oil Conservation Division of the New Mexico Energy, Minerals, Natural Resources Department, and New Mexico State Land Office require the posting of financial assurance for owners and operators on privately owned or state land within New Mexico in order to provide for abandonment restoration and remediation of wells, and for the drilling of salt water disposal wells.

The COGCC regulates oil and gas operators through rules, policies, written guidance, orders, permits, and inspections. Among other things, the COGCC enforces specifications regarding drilling, development, production, reclamation, enhanced recovery, safety, aesthetics, noise, waste, flowlines, and wildlife.  In recent years, the COGCC has amended its existing regulatory requirements and adopted new requirements with increased frequency. For example, in January 2016, the COGCC approved new rules that require local government consultation and certain best management practices for large-scale oil and natural gas facilities in certain urban mitigation areas. These rules also require operator registration and/or notifications to local governments with respect to future oil and natural gas drilling and production facility locations. In February 2018, the COGCC comprehensively amended its regulations for oil, gas, and water flowlines to expand requirements addressing flowline registration and safety, integrity management, leak detection, and other matters. The COGCC has also adopted or amended numerous other rules in recent years, including rules relating to safety, flood protection, and spill reporting. In December 2018, the COGCC approved new rules that require new oil and gas sites to be situated at least 1,000 feet away from school properties such as playgrounds and athletic fields. Most recently, in 2019, Colorado enacted Senate Bill 19-181 (“SB 19-181”), which changes the mission of the COGCC from fostering responsible and balanced development to regulating development to protect public health and the environment and directs the COGCC to undertake rulemaking on various operational matters including environmental protection, facility siting and wellbore integrity. Pursuant to this directive, in December 2019, the COGCC proposed new regulatory requirements to enhance safety and environmental protection during hydraulic fracturing and to enhance wellbore integrity.

We anticipate that the COGCC, the Conservation Division of the New Mexico Energy, Minerals, Natural Resources Department, the New Mexico State Land Office, the New Mexico Environment Department and other federal, state and local authorities will continue to adopt new rules and regulations moving forward which will likely affect our oil and gas operations, and could make it more costly for our operations or limit our activities. We routinely monitor our operations and new rules and regulations which may affect our operations, to ensure that we maintain compliance.

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

In December 2016, the U.S. District Court for the District of Columbia approved a consent decree between the EPA and a coalition of environmental groups. The consent decree requires the EPA to review and determine whether it will revise the RCRA regulations for exploration and production waste to treat such waste as hazardous waste. In April 2019, the EPA, pursuant to the consent decree, determined that revision of the regulations is not necessary. Information comprising the EPA’s review and decision is contained in a document entitled “Management of Exploration, Development and Production Wastes: Factors Informing a Decision on the Need for Regulatory Action”. The EPA indicated that it will continue to work with states and other organizations to identify areas for continued improvement and to address emerging issues to ensure that exploration, development and production wastes continue to be managed in a manner that is protective of human health and the environment. Environmental groups, however, expressed dissatisfaction with the EPA’s decision and will likely continue to press the issue at the federal and state levels.

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

Water Discharges

The federal Clean Water Act (“CWA”) and analogous state laws impose strict controls concerning the discharge of pollutants and fill material, including spills and leaks of crude oil and other substances. The CWA also requires approval and/or permits prior to construction, where construction will disturb certain wetlands or other waters of the U.S. In June 2015, the EPA issued a final rule that attempted to clarify the CWA’s jurisdictional reach over “waters of the United States” (“2015 Clean Water Rule”) and replace the pre-existing 1986 rule and guidance. In February 2018, the EPA issued a rule to delay the applicability of the 2015 Clean Water Rule until February 2020, but this delay rule was struck following a court challenge. Other federal district courts, however, issued rulings temporarily enjoining the applicability of the 2015 Clean Water Rule itself in several states. Taken together, the 2015 Clean Water Rule has been in effect in 22 states, including Colorado, and temporarily stayed in 27 states (the 2015 Clean Water Rule was in effect in certain counties in New Mexico and not in others). In those remaining states, the 1986 rule and guidance remained in effect. In October 2019, the EPA and the USACE issued a final rule to repeal the 2015 Clean Water Rule (the “2019 Repeal Rule”). With the 2019 Repeal Rule, the agencies report that they will implement the pre-2015 Clean Water Rule regulations and guidance nationwide. The 2019 Repeal Rule became effective on December 23, 2019; accordingly, the 2015 Clean Water Rule is no longer in effect in any state. However, numerous legal challenges to the 2019 Repeal Rule have already been filed in federal court.

In February 2019, the EPA and the USACE published a proposed new rule that would differently revise the definition of “waters of the United States” and essentially replace both the 1986 rule and the 2015 Clean Water Rule. On January 23, 2020, the EPA and USACE announced the final new rule, titled the Navigable Waters Protection Rule (“2020 Rule”). The 2020 Rule will go into effect sixty days after publication in the Federal Register. The 2020 Rule will generally regulate four categories of “jurisdictional” waters: (i) territorial seas and traditional navigable waters (i.e., large rivers); (ii) perennial and intermittent tributaries of these waters; (iii) certain lakes, ponds and impoundments; and (iv) wetlands to jurisdictional waters. The 2020 Rule also includes 12 categories of exclusions, or “non-jurisdictional” waters, including groundwater, ephemeral features and diffuse stormwater run-off over upland areas. In particular, the 2020 Rule will likely regulate fewer wetlands areas than were regulated under the 1986 rule and the 2015 Clean Water Rule because it does not regulate wetlands that are not adjacent to jurisdictional waters. Following publication, this new definition of “waters of the United States” will likely be challenged and sought to be enjoined in federal court. If and when the 2020 Rule goes into effect, it will change the scope of the CWA’s jurisdiction, which could result in increased costs and delays with respect to obtaining permits for discharges of pollutants or dredge and fill activities in waters of the U.S., including regulated wetland areas.

In January 2017, the Army Corps of Engineers issued revised and renewed streamlined general nationwide permits that are available to satisfy permitting requirements for certain work in streams, wetlands and other waters of the U.S. under Section 404 of the CWA and the Rivers and Harbors Act. The new nationwide permits took effect in March 2017, or when certified by each state, whichever was later. The oil and gas industry broadly utilizes nationwide permits 12, 14 and 39 for the construction, maintenance and repair of pipelines, roads and drill pads, respectively, and related structures in waters of the U.S. that impact less than a half-acre of waters of the U.S. and meet the other criteria of each nationwide permit.

The CWA also regulates storm water run-off from crude oil and natural gas facilities and requires storm water discharge permits for certain activities. Spill Prevention, Control and Countermeasure (“SPCC”) requirements of the CWA require appropriate secondary containment, load out controls, piping controls, berms and other measures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill, rupture or leak.

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

Air Emissions

Our operations are subject to the Clean Air Act (the “CAA”) and comparable state and local requirements. The CAA contains provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and state governments continue to develop regulations to implement these requirements. We may be required to make certain capital investments in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues.

In June 2016, the EPA implemented new requirements focused on achieving additional methane and volatile organic compound reductions from the oil and natural gas industry. The rules imposed, among other things, new requirements for leak detection and repair, control requirements for oil well completions, replacement of certain pneumatic pumps and controllers and additional control requirements for gathering, boosting and compressor stations. In September 2018, the EPA proposed revisions to the 2016 rules. The proposed amendments address certain technical issues raised in administrative petitions and include proposed changes to, among other things, the frequency of monitoring for fugitive emissions at well sites and compressor stations. In September 2019, the EPA proposed certain policy amendments to the 2016 rules that would remove all sources in the transmission and storage segment of the oil and natural gas industry from regulation. The proposed amendments would also rescind the methane requirements in the 2016 rules that apply to sources in the production and processing segments of the industry. The EPA is also proposing, in the alternative, to rescind the methane requirements that apply to all sources in the oil and natural gas industry, without removing any sources from the current source category.

In November 2016, the BLM finalized rules to further regulate venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian leases. The rules require additional controls and impose new emissions and other standards on certain operations on applicable leases, including committed state or private tracts in a federally approved unit or communitized agreement that drains federal minerals. In September 2018, the BLM published a final rule that revises the 2016 rules. The new rule, among other things, rescinds the 2016 rule requirements related to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels and leak detection and repair. The new rule also revised provisions related to venting and flaring. Environmental groups and the States of California and New Mexico have filed challenges to the 2018 rule in the United States District Court for the Northern District of California.

In 2016, the EPA increased the state of Colorado’s non-attainment ozone classification for the Denver Metro North Front Range Ozone Eight-Hour Non-Attainment (“Denver Metro/North Front Range NAA”) area from “marginal” to “moderate” under the 2008 national ambient air quality standard (“NAAQS”). This increase in non-attainment status triggered significant additional obligations for the state under the CAA and resulted in Colorado adopting new and more stringent air quality control requirements in November 2017 that are applicable to our operations. In 2019, the EPA increased the state of Colorado’s non-attainment ozone classification for the Denver Metro/North Front Range NAA area from “moderate” to “serious” under the 2008 NAAQS. This “serious” classification will trigger significant additional obligations for the state under the CAA and could result in new and more stringent air quality control requirements, which may in turn result in significant costs, and delays in obtaining necessary permits applicable to our operations.

SB 19-181 also requires, among other things, that the Air Quality Control Commission (“AQCC”) adopt additional rules to minimize emissions of methane and other hydrocarbons and nitrogen oxides from the entire oil and gas fuel cycle. The AQCC anticipates holding several rulemakings over the next several years to implement the requirements of SB 19-181, including a rulemaking to require continuous emission monitoring equipment at oil and gas facilities. In December 2019, the AQCC held the first of several rulemakings that are anticipated as a result of SB 19-181. As part of that rulemaking, the AQCC adopted significant additional and new emission control requirements applicable to oil and gas operations, including, for example, hydrocarbon liquids unloading control requirements and increased LDAR frequencies for facilities in certain proximity to occupied areas.

State-level rules applicable to our operations include regulations imposed by the Colorado Department of Public Health and Environment’s (“CDPHE”) Air Quality Control Commission, including stringent requirements relating to monitoring, recordkeeping and reporting matters. In October 2019, the CDPHE published a human health risk assessment for oil and gas operations in Colorado, which used oil and gas emission data to model possible human exposure and found a possibility of negative health impacts at distances up to 2,000 feet away under worst case conditions. In response, the COGCC announced that it will more rigorously scrutinize permit applications for wells within 2,000 feet of a building unit, work with CDPHE to obtain better site-specific data on oil and gas emissions, and consider the resulting data for possible future rulemaking.

Regulation of GHG Emissions

The EPA has published findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because such emissions are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings provide the basis for the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In June 2010, the EPA began regulating GHG emissions from stationary sources.

In the past, Congress has considered proposed legislation to reduce emissions of GHGs. To date, Congress has not adopted any such significant legislation, but could do so in the future. In addition, many states and regions have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. In February 2014, November 2017 and December 2019, Colorado adopted rules regulating methane emissions from the oil and gas sector.

The Obama administration reached an agreement during the December 2015 United Nations climate change conference in Paris pursuant to which the U.S. initially pledged to make a 26 percent to 28 percent reduction in its GHG emissions by 2025, against a 2005 baseline, and committed to periodically update this pledge every five years starting in 2020 (the “Paris Agreement”). In June 2017, President Trump announced that the U.S. would initiate the formal process to withdraw from the Paris Agreement. In November 2019, the U.S. formally notified the United Nations of its intentions to withdraw from the Paris Agreement. The notification begins a one-year process to complete the withdrawal.

Regulation of methane and other GHG emissions associated with oil and natural gas production could impose significant requirements and costs on our operations.

Regulation of Flowlines

In February 2018, the COGCC comprehensively amended its regulations for oil, gas and water flowlines in Colorado to expand requirements addressing flowline registration and safety, integrity management, leak detection and other matters. In November 2019, the COGCC further amended its flowline regulations pursuant to SB 19-181 to impose additional requirements regarding flowline mapping, operational status, certification and abandonment, among other things. The COGCC has also adopted or amended numerous other rules in recent years, including rules relating to safety, flood protection and spill reporting.

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

Passed in Colorado in 2019, SB 19-181 gives local governmental authorities increased authority to regulate oil and gas development. The authors of the legislation were clear that SB 19-181 was not intended to allow an outright ban on oil and gas development. However, anti-industry activists in Longmont, Colorado, have argued in court that SB 19-181 permits a local governmental authority to impose such a ban. We primarily operate in the rural areas of the Wattenberg Field in Weld and Morgan Counties, jurisdictions in which there has historically been significant support for the oil and gas industry.

If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, including, for example, on federal and American Indian lands, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

Private Lawsuits

Lawsuits have been filed against other operators in several states, including Colorado, alleging contamination of drinking water as a result of hydraulic fracturing activities.

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

Employees

At December 31, 2019, we employed 16 people and also utilize the services of independent contractors to perform various field and other services. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 88% of our estimated proved reserves as of December 31, 2019 were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, most recently dropping and remaining in the low $20’s per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices may cause further decline in our stock price. During the year ended December 31, 2019, the daily NYMEX WTI oil spot price ranged from a high of $66.24 per Bbl to a low of $46.31 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $4.25 per MMBtu to a low of $1.75 per MMBtu.

We have a limited operating history and expect to continue to incur losses for an indeterminable period of time.

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses and negative cash flows from operating activities in the past and expect to continue to incur substantial net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We have incurred net losses of $95,596,000 from the date of inception (February 9, 2011) through December 31, 2019. Additionally, we are dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful and funds may not be available on favorable terms, if at all.

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

We will need additional capital to complete future acquisitions, conduct our operations and fund our business beyond 2020, and our ability to obtain the necessary funding is uncertain.

We will need to raise additional funding to complete future potential acquisitions and will be required to raise additional funds through public or private debt or equity financing or other various means to fund our operations and complete exploration and drilling operations beyond 2020 (which 2020 plan is fully funded), and acquire assets. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

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

Our ability to generate cash flows from operations, to make payments on or refinance potential future indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally, the price of oil and other risks described below. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service future potential debt and other obligations. If we are unable to service future potential indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing such indebtedness, seeking additional capital, or any combination of the foregoing. If we raise debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on future potential indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay such future potential indebtedness or to fund our other liquidity needs.

If for any reason we are unable to meet our future potential debt service and repayment obligations, we may be in default under the terms of the agreements governing such indebtedness, which could allow our creditors at that time to declare such outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings. In addition, the lenders under our credit facilities or other secured indebtedness could seek to foreclose on any of our assets that are their collateral. If the amounts outstanding under such indebtedness were to be accelerated, or were the subject of foreclosure actions, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

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

Our operations are focused solely in the Permian Basin located in Chaves and Roosevelt Counties, New Mexico, and the D-J Basin of Weld and Morgan Counties, Colorado, which means our current producing properties and new drilling opportunities are geographically concentrated in those two areas. Because our operations are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including:

●	fluctuations in prices of crude oil, natural gas and NGLs produced from the wells in these areas;

●	natural disasters such as the flooding that occurred in the D-J Basin area in September 2013;

●	the effects of local quarantines;

●	restrictive governmental regulations; and

●
curtailment of production or interruption in the availability of gathering, processing or transportation infrastructure and services, and any resulting delays or interruptions of production from existing or planned new wells.

For example, bottlenecks in processing and transportation that have occurred in some recent periods in the Permian Basin and D-J Basin may negatively affect our results of operations, and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors. Similarly, the concentration of our assets within a small number of producing formations exposes us to risks, such as changes in field-wide rules that could adversely affect development activities or production relating to those formations. Such an event could have a material adverse effect on our results of operations and financial condition. In addition, in areas where exploration and production activities are increasing, as has been the case in recent years in the Permian Basin and D-J Basin, the demand for, and cost of, drilling rigs, equipment, supplies, personnel and oilfield services increase. Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital forecast, which could have a material adverse effect on our business, financial condition or results of operations. Finally, our operations in New Mexico or Colorado may be negatively affected by quarantines put in place in New Mexico or Colorado in an effort to slow the spread of the 2019 novel coronavirus or other viruses or diseases.

Drilling for and producing oil and natural gas are highly speculative and involve a high degree of risk, with many uncertainties that could adversely affect our business. We have not recorded significant proved reserves, and areas that we decide to drill may not yield oil or natural gas in commercial quantities or at all.

Exploring for and developing hydrocarbon reserves involves a high degree of operational and financial risk, which precludes us from definitively predicting the costs involved and time required to reach certain objectives. Our potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill, to locations that will require substantial additional interpretation before they can be drilled. The budgeted costs of planning, drilling, completing and operating wells are often exceeded, and such costs can increase significantly due to various complications that may arise during the drilling and operating processes. Before a well is spudded, we may incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Exploration wells bear a much greater risk of loss than development wells. The analogies we draw from available data from other wells, more fully explored locations or producing fields may not be applicable to our drilling locations. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our operations as proposed and could be forced to modify our drilling plans accordingly.

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

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of crude oil has experienced significant volatility over the last five years, with the price per barrel of WTI crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then most recently dropping and remaining in the low $20’s per barrel due in part to reduced global demand stemming from the recent global novel coronavirus outbreak. Prices for natural gas and NGLs experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

●	the domestic and foreign supply of oil, NGLs and natural gas;

●	the domestic and foreign demand for oil, NGLs and natural gas;

●	the prices and availability of competitors’ supplies of oil, NGLs and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

●	the price and quantity of foreign imports of oil, NGLs and natural gas;

●	the impact of U.S. dollar exchange rates on oil, NGLs and natural gas prices;

●	domestic and foreign governmental regulations and taxes;

●	speculative trading of oil, NGLs and natural gas futures contracts;

●	localized supply and demand fundamentals, including the availability, proximity and capacity of gathering and transportation systems for natural gas;

●	the availability of refining capacity;

●	the prices and availability of alternative fuel sources;

●	the threat, or perceived threat, or results, of viral pandemics, for example, as experienced with the COVID-19 pandemic in early 2020;
●	weather conditions and natural disasters;

●	political conditions in or affecting oil, NGLs and natural gas producing regions, including the Middle East and South America;

●	the continued threat of terrorism and the impact of military action and civil unrest;

●	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

●	the level of global oil, NGL and natural gas inventories and exploration and production activity;

●	authorization of exports from the Unites States of liquefied natural gas;

●	the impact of energy conservation efforts;

●	technological advances affecting energy consumption; and

●	overall worldwide economic conditions.

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

Our business and operations may be adversely affected by the recent  COVID-19 or other similar outbreaks.

As a result of the recent COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our subcontractors, customers and suppliers, have and may continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and may continue to be adversely affected by the coronavirus outbreak.

The timeline and potential magnitude of the COVID-19 outbreak is currently unknown.  The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and gas.  For example, a significant outbreak of coronavirus or other contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our operating results. In addition, the effects of COVID-19 and concerns regarding its global spread have recently negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas and materially and adversely affected the demand for and marketability of our production. As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results, notwithstanding the fact that the impact of COVID-19 has already negatively affected our first quarter results of operations.

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

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

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

Our cash flows from operations and access to capital are subject to a number of variables, including:

●	our estimated proved oil and natural gas reserves;

●	the amount of oil and natural gas we produce from existing wells;

●	the prices at which we sell our production;

●	the costs of developing and producing our oil and natural gas reserves;

●	our ability to acquire, locate and produce new reserves;

●	the general state of the economy;

●	the ability and willingness of banks to lend to us; and

●	our ability to access the equity and debt capital markets.

In addition, future events, such as terrorist attacks, wars or combat peace-keeping missions, financial market disruptions, general economic recessions, oil and natural gas industry recessions, large company bankruptcies, accounting scandals, pandemic diseases, overstated reserves estimates by major public oil companies and disruptions in the financial and capital markets have caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.

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

We may engage in bidding and negotiating to complete successful acquisitions. We may be required to alter or increase substantially our capitalization to finance these acquisitions through the use of cash on hand, the issuance of debt or equity securities, the sale of production payments, the sale of non-strategic assets, the borrowing of funds or otherwise. If we were to proceed with one or more acquisitions involving the issuance of our common stock, our stockholders would suffer dilution of their interests. Furthermore, our decision to acquire properties that are substantially different in operating or geologic characteristics or geographic locations from areas with which our staff is familiar may impact our productivity in such areas.

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

Potential conflicts of interest could arise for certain members of our management team and board of directors that hold management positions with other entities and our largest stockholder.

Dr. Simon Kukes, our Chief Executive Officer and member of our board of directors, J. Douglas Schick, our President, and Clark R. Moore, our Executive Vice President, General Counsel and Secretary, hold various other management positions with privately-held companies, some of which are involved in the oil and gas industry, and Dr. Simon Kukes is the principal of SK Energy LLC, the Company’s largest stockholder. Dr. Kukes also beneficially owns 74.5% of our voting securities. We believe these positions require only an immaterial amount of each officers’ time and will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officers’ position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers performing services for us and these other entities.

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

Changes in the legal and regulatory environment governing the oil and natural gas industry, particularly changes in the current Colorado forced pooling system and salt water disposal permitting regulations in New Mexico, could have a material adverse effect on our business.

Our business is subject to various forms of government regulation, including laws and regulations concerning the location, spacing and permitting of the oil and natural gas wells we drill, among other matters. In particular, our business in the D-J Basin of Colorado utilizes a methodology available in Colorado known as “forced pooling,” which refers to the ability of a holder of an oil and natural gas interest in a particular prospective drilling spacing unit to apply to the Colorado Oil and Gas Conservation Commission for an order forcing all other holders of oil and natural gas interests in such area into a common pool for purposes of developing that drilling spacing unit. In addition, our Permian Basin operations require significant salt water disposal capacity, with the permitting of necessary salt water disposal wells being regulated by the New Mexico State Land Office. In recent months, we have encountered significant delays in receiving such permits, and increasing difficulty in obtaining required permits, from the New Mexico State Land Office, which has delayed completion operations and the bringing of new wells on to full production. Changes in the legal and regulatory environment governing our industry, particularly any changes to Colorado’s forced pooling procedures that make forced pooling more difficult to accomplish, or increased regulation in New Mexico with respect to salt water disposal well permitting, could result in increased compliance costs and operational delays, and adversely affect our business, financial condition and results of operations.

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

For example, in 2014, 2016 and 2018, opponents of hydraulic fracturing sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us. One of the proposed initiatives would have made the vast majority of the surface area of the state ineligible for drilling, including substantially all of our planned future drilling locations. By further example, in April 2019, Colorado Senate Bill 19-181 (the “Bill”) was passed into law, which prioritizes the protection of public safety, health, welfare, and the environment in the regulation of the oil and gas industry by modifying the State’s oil and gas statutes and clarifying, reinforcing, and establishing local governments’ regulatory authority over the surface impacts of oil and gas development in Colorado. This Bill, among other things, gives more power to local government entities in making land use decisions about oil and gas development and regulation, and directs the Colorado Oil & Gas Conservation Commission (“COGCC”) to promulgate rules to ensure, among other things, proper wellbore integrity, allow public disclosure of flowline information, and evaluate when inactive or shut-in wells must be inspected before being put into production or used for injection. In addition, the Bill requires that owners of more than 50% of the mineral interests in lands to be pooled must have joined in the application for a pooling order and that the application must include proof that the applicant received approval for the facilities from the affected local government or that the affected local government does not regulate such facilities. In addition, the Bill provides that an operator cannot use the surface owned by a nonconsenting owner without permission from the nonconsenting owner, and increases nonconsenting owners’ royalty rates during a well’s pay-back period from 12.5% to 13.0%. Pursuant to the Bill, in December 2019 the COGCC proposed new regulatory requirements to enhance safety and environmental protection during hydraulic fracturing and to enhance wellbore integrity. We anticipate that the Bill may make it more difficult and more costly for us to undertake oil and gas development activities in Colorado.

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

For example, in 2019, the EPA increased the state of Colorado’s non-attainment ozone classification for the Denver Metro/North Front Range NAA area from “moderate” to “serious” under the 2008 NAAQS. This “serious” classification will trigger significant additional obligations for the state under the CAA and could result in new and more stringent air quality control requirements, which may in turn result in significant costs, and delays in obtaining necessary permits applicable to our operations.

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

We are affected significantly by a substantial number of governmental regulations relating to, among other things, the release or disposal of materials into the environment, health and safety, land use, and other matters. A summary of the principal environmental rules and regulations to which we are currently subject is set forth in “Part I” – “Item 1. Business” — “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters”. Compliance with such laws and regulations often increases our cost of doing business and thereby decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the incurrence of investigatory or remedial obligations, or the issuance of cease and desist orders.

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

Currently 31,813 acres of our Permian Basin Asset are held by production and not subject to lease expiration, with 8,835 acres subject to lease or governing agreement expiration if these acres are not developed by us prior to expiration. The loss of substantial leases could have a material adverse effect on our assets, operations, revenues and cash flow and could cause the value of our securities to decline in value.

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

Rules adopted by federal regulators establishing federal regulation of the over-the-counter (“OTC”) derivatives market and entities that participate in that market may adversely affect our ability to manage certain of our risks on a cost effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our oil and gas.

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

Over the past approximately 21 months we have been significantly dependent on capital provided to us by SK Energy.

Since June 2018, SK Energy, which is owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director, has loaned us an aggregate of $51.7 million to support our operations and for acquisitions, all of which loans were evidenced by promissory notes. The promissory notes generally had terms which were more favorable to us than we would have been able to obtain from third parties, including, generally favorable interest rates, no restrictions on further borrowing or financial covenants and no security interests in our assets. All of such notes have to date been converted into 29.5 million shares of common stock at conversion prices which were above the then-trading prices of our common stock. Additionally, pursuant to subscription agreements, SK Energy purchased an additional aggregate of 15.0 million shares of common stock from the Company in private transactions for $28.0 million. While SK Energy has verbally advised us that it intends to provide us additional funding as needed, nothing has been documented to date, and such future funding, if any, may not ultimately be provided on favorable terms, if at all. In the event that we are forced to obtain funding from parties other than SK Energy, such funding terms will likely not be as favorable to the Company as the funding provided by SK Energy, and may not be available in such amounts as previously provided by SK Energy. In the event SK Energy fails to provide us future funding, when and if needed, it could have a material adverse effect on our liquidity, results of operations and could force us to borrow funds from outside sources on less favorable terms than our prior debt.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

●	our actual or anticipated operating and financial performance and drilling locations, including reserves estimates;

●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;

●	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

●	speculation in the press or investment community;

●	public reaction to our press releases, announcements and filings with the SEC;

●	sales of our common stock by us or other stockholders, or the perception that such sales may occur;

●	the limited amount of our freely tradable common stock available in the public marketplace;

●	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;

●	the realization of any of the risk factors presented in this Annual Report;

●	the recruitment or departure of key personnel;

●	commencement of, or involvement in, litigation;

●	the prices of oil and natural gas;

●	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;

●	changes in market valuations of companies similar to ours; and

●	domestic and international economic, health, legal and regulatory factors unrelated to our performance.

Our common stock is listed on the NYSE American under the symbol “PED.” Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. Stockholders and potential investors in our common stock should exercise caution before making an investment in us.

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a stockholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that an active trading market for our common stock will develop or, if one develops, be sustained.

An active liquid trading market for our common stock may not develop in the future.

Our common stock currently trades on the NYSE American, although our common stock’s trading volume is very low. Liquid and active trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. However, our common stock may continue to have limited trading volume, and many investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a stockholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that an active trading market for our common stock will develop or, if one develops, be sustained.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock.  A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.

As of December 31, 2019, there are outstanding stock options to purchase 753,349 shares of our common stock and outstanding warrants to purchase 150,329 shares of our common stock. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We previously filed registration statements with the SEC on Form S-8 providing for the registration of an aggregate of approximately 8,134,915 shares of our common stock, issued, issuable or reserved for issuance under our equity incentive plans. Subject to the satisfaction of vesting conditions, the expiration of lockup agreements, any management 10b5-1 plans and certain restrictions on sales by affiliates, shares registered under registration statements on Form S-8 will be available for resale immediately in the public market without restriction.

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

Dr. Simon Kukes, our Chief Executive Officer and a member of board of directors, beneficially owns 74.5% of our common stock through SK Energy LLC, which gives him majority voting control over stockholder matters and his interests may be different from your interests.

Dr. Simon Kukes, our Chief Executive Officer and member of the board of directors, is the principal and sole owner of SK Energy LLC, which beneficially owns approximately 71.8% of our issued and outstanding common stock and Dr. Kukes, together with the ownership of SK Energy, beneficially owns approximately 74.5% of our issued and outstanding common stock. As such, Dr. Kukes can control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the stockholders generally, while Dr. Kukes’ interests may generally be aligned with the interests of our stockholders, in some instances Dr. Kukes may have interests different than the rest of our stockholders, including but not limited to, future potential company financings in which SK Energy may participate, or his leadership at the Company. Dr. Kukes’ influence or control of our company as a stockholder may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Because Dr. Kukes controls the stockholder vote, investors may find it difficult to replace Dr. Kukes (and such persons as he may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Dr. Kukes may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Provisions of Texas law may have anti-takeover effects that could prevent a change in control even if it might be beneficial to our stockholders.

Provisions of Texas law may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline. Under Texas law, a stockholder who beneficially owns more than 20% of our voting stock, or any “affiliated stockholder,” cannot acquire us for a period of three years from the date this person became an affiliated stockholder, unless various conditions are met, such as approval of the transaction by our board of directors before this person became an affiliated stockholder (such as the approval of our board of directors of Dr. Kukes’ ownership of the Company) or approval of the holders of at least two-thirds of our outstanding voting shares not beneficially owned by the affiliated stockholder.

Our board of directors can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock and make a change of control of our company more difficult even if it might benefit our stockholders.

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Shares of preferred stock may be issued by our board of directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our board of directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our board of directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders including having a preference over our common stock with respect to dividends or distributions on liquidation or dissolution.

Investors should keep in mind that the board of directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this Annual Report and/or give those holders the power to prevent or cause a change in control, even if that change in control might benefit our stockholders. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease.

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

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our board of directors has authority, without action or vote of the stockholders, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions, including sales in a public offering and/or sales which are undertaken at or above the lower of the closing price immediately preceding the signing of the binding agreement or the average closing price for the five trading days immediately preceding the signing of the binding agreement), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

We are subject to the Continued Listing Criteria of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE American. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time) and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American (provided that issuers can also be delisted if any shares of the issuer trade below $0.06 per share); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

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

We are currently required to file annual and quarterly information and other reports with the Securities and Exchange Commission that are specified in Sections 13 and 15(d) of the Exchange Act. Additionally, due to the fact that our common stock is listed on the NYSE American, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require NYSE approval for such transactions and/or NYSE rules may require us to obtain stockholder approval for such transactions.

If persons engage in short sales of our common stock, including sales of shares to be issued upon exercise of our outstanding warrants, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market upon such exercise, which could encourage short sales that could further undermine the value of our common stock. Stockholders could, therefore, experience a decline in the values of their investment as a result of short sales of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The information regarding the Company’s oil and gas properties as required by Item 102 of Regulation S-K is included in "Part I" – “Item 1. Business”, above and incorporated in this Item 2 by reference.

Office Leases

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

On November 1, 2019, the Company subleased approximately 300 square feet of office space at its current headquarters to SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors. The lease renews on a monthly basis, may be terminated by either party at any time upon prior written notice delivered to the other party, and has a monthly base rent of $1,200.

The Company also leased space for its former corporate headquarters in Danville, California that was scheduled to expire on July 31, 2019, but was terminated in January 2019, without penalty or other amounts due. In February 2019, the Company entered into a six-month lease agreement for 187 square feet of new office space located in Danville, California for the Company’s General Counsel. The monthly rent is $1,200, and the Company paid a $1,200 security deposit. In August 2019, the lease was extended for an additional six months on the same terms. The lease was subsequently extended for an additional six months in February 2020 at the same rate. The total current obligation for the remainder of this lease through July 2020 is $8,400.

For the year ended December 31, 2019 and 2018, the Company incurred lease expense of $139,000 and $98,000, respectively, for the combined leases.

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

Stockholders

As of March 27, 2020, there were approximately 759 holders of record of our common stock, not including any persons who hold their stock in “street name”.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with $0.001 par value per share. Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of stockholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors of the Company. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

At December 31, 2019 and as of the date of this filing, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A Convertible Preferred Stock”. As of December 31, 2019 and 2018, there were no shares of the Company’s Series A Convertible Preferred Stock outstanding, respectively, and there are no outstanding shares of preferred stock as of the date of this filing.

Stock Transfer Agent

Our stock transfer agent is American Stock Transfer, Inc., located at 6201 15th Ave., Brooklyn, New York 11219.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2019 and from the period from January 1, 2020 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesberg Basin in Colorado.  As of December 31, 2019, we held approximately 38,258 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through PEDCO and approximately 11,948 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk. As of December 31, 2019, we held interests in 379 gross (302 net) wells in our Permian Basin Asset of which 51 are active producers, 25 are active injectors and one well is an active Saltwater Disposal Well (“SWD”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 75 gross (21.9 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 36 gross (5.6 net) wells are non-operated, and 21 wells have an after-payout interest.

Detailed information about our business plans and operations, including our core D-J Basin and Permian Basin Assets, is contained under “Part I” — “Item 1. Business” above.

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
●
net income.

Reserves

Our estimated net proved crude oil and natural gas reserves at December 31, 2019 and 2018 were approximately 14.0 million Boe and 12.4 million Boe, respectively. This reserve level increased approximately 1.6 million Boe or13%, from 2018 to 2019. In 2019, we had an increase in reserves primarily due to the drilling and completion of nine new productive wells in the Permian Basin, as well as our participation (non-operated working interest), in 11 productive wells in the DJ-Basin.

Using the average monthly crude oil price of $55.69 per Bbl and natural gas price of $2.58 per thousand cubic feet (Mcf) for the twelve months ended December 31, 2019, our estimated discounted future net cash flow (PV-10) before tax expenses for our proved reserves was approximately $122.7 million, of which approximately $82.8 million are proved undeveloped reserves. Total reserve value at December 31, 2019 represents a decrease of approximately $58.6 million or 32% from a year earlier using the same SEC pricing and reserves methodology. The decrease can be attributed to a $69.1 million reduction due to changes in commodity prices, coupled with a $21.5 million reduction due to increases in capital costs for proved undeveloped reserves and operating expenses, offset by a $32.0 million increase in proved developed reserves from our drilling and completion activity during the period which is noted above.

The reserves as of December 31, 2019 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Cawley, Gillespie & Associates, Inc. A large portion of the proved undeveloped crude oil reserves are associated with the Permian Basin formation. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers and may actually be more or less.

Oil and Natural Gas Sales Volumes

During the year ended December 31, 2019, our net crude oil, natural gas and NGLs sales volumes increased to 266,070 Bbls or 729 Bopd from 92,985 Bbls, or 255 Bopd, a 186% increase over the previous fiscal year. The production increase is primarily related to the Company’ acquisition of oil and gas properties in third quarter of 2018, which in turn increased production for 2019, and the drilling and completion of five new productive wells, four of which began production in the first quarter of 2019, in the Permian Basin, as well as our participation (non-operated working interest) in 11 productive wells in the DJ-Basin.

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the year ended December 31, 2019 (in thousands):

2019
Capital Expenditures
Leasehold Acquisitions (1)	$468
Property Acquisitions (1)	652
Drilling and Facilities (2)	41,810
Total	$42,930

(1)
Consists of amounts related to the acquisition of certain oil and gas properties during 2019 (discussed in greater detail at “Item 8. Financial Statements and Supplementary Data” - “Note 6 - Oil and Gas Properties.”)
(2)
Consists of amounts primarily related to the drilling and completion of nine wells in the Permian and our participation in the drilling and completion of 11 wells in the DJ-Basin by a third-party operator.

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

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the years ended December 31, 2019 and 2018 should be read in conjunction with the consolidated financial statements of PEDEVCO Corp. and notes thereto included herein (see “Part II” – “Item 8. Financial Statements and Supplementary Data”).

We reported a net loss for the year ended December 31, 2019 of $11.1 million, or ($0.22) per share, compared to net income for the year ended December 31, 2018 of $53.6 million or $4.80 per share. The decrease in net income of $64.7 million was primarily due to the recognition of a one-time $70.3 million gain on debt restructuring in June 2018. Excluding this significant non-recurring transaction, our net loss decreased by $5.6 million, due to a reduction in interest expense incurred of $6.9 million, as a result of our 2018 debt restructuring, coupled with $8.4 million in additional revenue and a $1.0 million gain on asset sale, offset by a $0.5 million loss on the settlement of Asset Retirement Obligations (“ARO”) and additional operating expenses of $10.2 million, from the Company’s production increases, as well as the hiring of additional staff and consultants, when comparing the current period to the prior period.

Net Revenues

The following table sets forth the revenue and production data for the years ended December 31, 2019 and 2018:

				%
	2019	2018	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	234,378	70,395	163,983	233%
Natural Gas (Mcf)	153,251	89,769	63,482	71%
NGL (Bbls)	6,150	7,629	(1,479)	(19%)
Total (Boe)	266,070	92,985	173,085	186%

Crude Oil (Bbls per day)	642	193	449	233%
Natural Gas (Mcf per day)	420	246	174	71%
NGL (Bbls per day)	17	21	(4)	(19%)
Total (Boe per day)	729	255	474	186%

Average Sale Price:
Crude Oil ($/Bbl)	$53.41	$59.00	$(5.59)	(9%)
Natural Gas($/Mcf)	2.43	2.56	(0.13)	(5%)
NGL ($/Bbl)	13.28	18.32	(5.04)	(28%)

Net Operating Revenues (In thousands):
Crude Oil	$12,518	$4,153	$8,365	201%
Natural Gas	372	230	142	62%
NGL	82	140	(58)	(41%)
Total Revenues	$12,972	$4,523	$8,449	187%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the year ended December 31, 2019 increased $8.5 million, or 187%, to $13.0 million, compared to $4.5 million for the same period a year ago due primarily to a favorable crude oil volume variance of $8.9 million, offset by an unfavorable crude oil price variance of $0.4 million. Production increases are primarily from our drilling and completing five productive wells in our Permian Basin, as well as our participation (non-operated working interest) in the drilling and completion of 11 productive wells in our DJ-Basin and additional workover activities during the period.

Net Operating and Other (Income) Expenses

The following table sets forth operating and other expenses for the years ended December 31, 2019 and 2018 (In thousands):

			Increase	% Increase
	2019	2018	(Decrease)	(Decrease)

Direct Lease Operating Expenses	$4,077	$1,839	$2,238	122%
Workovers	1,421	695	726	104%
Other*	1,319	287	1,032	360%
Total Lease Operating Expenses	6,817	2,821	3,996	142%

Exploration Expenses	110	47	63	134%
Depreciation, Depletion,
Amortization and Accretion	11,031	6,519	4,512	69%
Loss on settlement of ARO	496	-	496	100%

General and Administrative (Cash)	$4,228	$3,278	$950	29%
Share-Based Compensation (Non-Cash)	1,557	862	695	81%
Total General and Administrative Expense	5,785	4,140	1,645	40%

Gain on Sale of Oil and Gas Properties	$1,040	$-	$1,040	100%

Interest Expense	$824	$7,699	$(6,875)	(89%)
Interest Income	$55	$1	$54	5,400%
Gain on Debt Extinguishment	$-	$70,309	$(70,309)	(100%)
Other Expense	$106	$-	$106	100%

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The increase of $4.0 million in lease operating expenses was primarily due to $0.7 million in increased workover expenses coupled with higher direct and variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to the Permian Basin Asset acquisition in September 2018, as well as production from our completed wells in 2019.

Exploration Expense.  There was a minimal change in exploration expenses for 2019 compared to 2018, as there was a minimal increase in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $4.5 million increase in depreciation, depletion, amortization and accretion was primarily the result of higher oil volume resulting from the increased number of wells and increased oil production from our four new producing wells during the current year’s period, compared to the prior year’s period.

Loss on Settlement of ARO. During 2019, the Company incurred a $0.5 million loss on the plugging and abandonment of seven wells located in our Permian Asset. The Company experienced unforeseen fishing and cleanout costs, in addition to a lack of available service providers, which resulted in additional premium charges.

General and Administrative Expenses (excluding share-based compensation). The increase of $1.0 million in general and administrative expenses (excluding share-based compensation) was primarily due to increases in payroll, as well as other cost increases, resulting from the hiring of additional personnel and consultants during the current year’s period, compared to the prior year’s period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased by $0.7 million primarily due to an increase in the awarding of employee stock-based options and compensation. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties.  The Company sold rights to 85.5 net acres and acquired 121 net acres of oil and gas leases located in Weld County, Colorado, to a third party during 2019, for aggregate proceeds of $1.2 million and recognized a gain on sale of oil and gas properties of $1.0 million.

Interest Expense.  The decrease of $6.9 million in interest expense was due primarily to the conversion of all of our outstanding debt in the first quarter of 2019, coupled with the Company’s June 2018 debt restructuring, noted above, when comparing the current period to the prior period.

Gain on Debt Extinguishment. During 2018, the Company recognized a one-time gain of $70.3 million on the Company’s debt restructuring, which occurred in June 2018.

Interest Income and Other Expense. Includes interest earned from our interest-bearing cash accounts, and the write-off of a $0.1 million third party option related to the option to acquire shares of Caspian Energy, described in greater detail under “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 7 – Other Current Assets” which expired unexercised as of May 12, 2019.

Liquidity and Capital Resources

The primary sources of cash for the Company during the year ended December 31, 2019 were funds borrowed pursuant to convertible promissory notes (which were subsequently converted into common stock) and the sale of restricted common stock, which funds primarily came from SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors, and Mr. Viktor Tkachev, an unrelated investor who purchased $12.0 million of restricted common stock, and sales of crude oil and natural gas. The primary uses of cash were funds used for development costs and operations.

Working Capital

At December 31, 2019, the Company’s total current assets of $27.1 million exceeded its total current liabilities of $15.2 million, resulting in a working capital surplus of $11.9 million, which included a reclassification of $3.3 million of restricted cash from current to other assets, as it was determined that the restricted cash, which is used as collateral for surety bonds in our New Mexico operations, would be long-term in nature. See “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 4 – Cash”). At December 31, 2018, the Company’s total current liabilities of $8.9 million exceeded its total current assets of $6.8 million, resulting in a working capital deficit of $2.1 million. The $14.0 million increase in our working capital surplus is primarily related to cash borrowed under convertible notes (subsequently converted into common stock) and the sale of common stock during the period, which amounts were in excess of amounts used to fund payables and accrued expenses related to our capital drilling projects.

Financing

A summary of our financing transactions and other recent funding transactions can be found above under “Part I” – “Item 1. Business” – “Current Year Events”; and “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 8 – Notes Payable”, “Note 11 – Stockholders’ Equity – Common Stock” and “Note 14 – Related Party Transactions”, which information is incorporated by reference herein.

Cash Flows (in thousands)

	Year Ended December 31,
	2019	2018
Cash flows provided by (used in) operating activities	$1,669	$(1,494)
Cash flows used in investing activities	(39,736)	(23,118)
Cash flows provided by financing activities	58,000	29,474
Net increase in cash and restricted cash	$19,933	$4,862

Cash Flows provided by (used in) Operating Activities. Net cash provided by operating activities increased by $3.2 million for the current year, when compared to the prior year, primarily due to a decrease in our net loss of $6.4 million, when not factoring in our $70.3 million gain on debt restructuring which occurred in the prior period, coupled with a $4.0 million decrease in capitalized and deferred interest expense, a $1.0 million gain on asset sales and net increases to our other components of working capital, which are related to our increased revenue and production levels from our drilling and completion activity in the current year.

Cash Flows used in Investing Activities. Net cash used in investing activities increased by $16.6 million for the current year, when compared to the prior year, primarily due to an increase of $39.6 million in drilling and completion activities in the current year, offset by a $1.2 million property sale in the current period and $21.8 million in additional acquisition and equipment costs in the prior year compared to the current year.

Cash Flows provided by Financing Activities. Net cash provided by financing activities increased by $28.5 million primarily due to $43.0 million in proceeds from the sale of common stock in the current year, offset by a decrease in net proceeds from the sale of notes payable from the prior year compared to the current year of $22.9 million. There was also $7.8 million of repayment of notes payable and a $1.1 million warrant repurchase, offset by $0.4 million in proceeds from the issuance of a note payable in the prior year, which contributed to the increase in the current year, when compared to the prior year.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of December 31, 2019, we did not have any off-balance sheet arrangements.

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

Revenue Recognition.  ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. Topic 606 requires certain changes to the presentation of revenues and related expenses beginning January 1, 2018. Refer to “Note 5 – Revenue from Contracts with Customers” for additional information.

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

Stock-Based Compensation. Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. We estimate volatility by considering historical stock volatility. We have opted to use the simplified method for estimating expected term, which is equal to the midpoint between the vesting period and the contractual term.

Recently Adopted Accounting Pronouncements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
PEDEVCO Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas
March 30, 2020

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$22,415	$3,463
Restricted cash – current	-	2,316
Accounts receivable – oil and gas	4,602	842
Prepaid expenses and other current assets	73	204
Total current assets	27,090	6,825

Oil and gas properties:
Oil and gas properties, subject to amortization, net	76,952	51,946
Oil and gas properties, not subject to amortization, net	14,896	8,516
Total oil and gas properties, net	91,848	60,462

Operating lease – right-of-use asset	360	-
Other assets	3,598	238
Total assets	$122,896	$67,525

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,099	$4,509
Accrued expenses	1,972	3,391
Revenue payable	827	831
Operating lease liabilities – current	97	-
Asset retirement obligations – current	225	119
Total current liabilities	15,220	8,850

Long-term liabilities:
Accrued expenses	-	14
Accrued expenses – related party	-	943
Notes payable – Subordinated	-	400
Notes payable – Subordinated – related party	-	30,200
Notes payable – related party, net of debt discount of $-0- and $161, respectively	-	7,694
Operating lease liabilities, net of current portion	300	-
Asset retirement obligations, net of current portion	1,874	2,452
Total liabilities	17,394	50,553

Commitments and contingencies

Shareholders’ equity
Common stock, $0.001 par value, 200,000,000 shares authorized; 71,061,328 and 15,808,445 shares issued and outstanding, respectively	71	16
Additional paid-in capital	201,027	101,450
Accumulated deficit	(95,596)	(84,494)
Total shareholders’ equity	105,502	16,972
Total liabilities and shareholders’ equity	$122,896	$67,525

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	December 31,
Revenue:	2019	2018
Oil and gas sales	$12,972	$4,523

Operating expenses:
Lease operating costs	6,817	2,821
Exploration expense	110	47
Selling, general and administrative expense	5,785	4,140
Depreciation, depletion, amortization and accretion	11,031	6,519
Loss on settlement of asset retirement obligations	496	-
Total operating expenses	24,239	13,527

Gain on sale of oil and gas properties	1,040	-
Operating income (loss)	(10,227)	(9,004)

Other income (expense):
Interest expense	(824)	(7,699)
Interest income	55	1
Other expense	(106)	-
Gain on debt restructuring	-	70,309
Total other income (expense)	(875)	62,611

Net income (loss)	$(11,102)	$53,607

Earnings (loss) per common share:
Basic	$(0.22)	$4.80
Diluted	$(0.22)	$4.74

Weighted average number of common shares outstanding:
Basic	51,214,986	11,168,490
Diluted	51,214,986	11,313,246

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	December 31,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(11,102)	$52,797
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	11,031	7,329
Share-based compensation expense	1,557	862
Interest expense deferred and capitalized in debt restructuring	-	3,958
Gain on debt restructuring	-	(70,309)
Gain on sale of oil and gas properties	(1,040)	-
Amortization of debt discount	161	1,415
Amortization of right-of-use asset	37	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(3,760)	(541)
Prepaid expenses and other current assets	131	(28)
Accounts payable	5,414	408
Accrued expenses	(1,413)	1,231
Accrued expenses – related parties	657	1,110
Revenue payable	(4)	274
Net cash provided by (used in) operating activities	1,669	(1,494)

Cash Flows From Investing Activities:
Cash paid for the acquisition of oil and gas properties, net of restricted cash received of $0 and $2,316, respectively	(1,120)	(19,693)
Cash paid for drilling and completion costs	(39,700)	(43)
Cash paid for other property and equipment	(81)	(3,270)
Cash paid for oil and gas security bonds	-	(112)
Proceeds from the sale of oil and gas property	1,175	-
Cash paid for security deposit	(10)	-
Net cash used in investing activities	(39,736)	(23,118)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	400
Proceeds from notes payable – related parties	15,000	37,900
Proceeds from the issuance of common stock	43,000	-
Repayment of notes payable	-	(7,795)
Cash paid for warrant repurchase	-	(1,095)
Proceeds from warrant exercise for common stock	-	64
Net cash provided by financing activities	58,000	29,474

Net increase in cash and restricted cash	19,933	4,862
Cash and restricted cash at beginning of year	5,779	917
Cash and restricted cash at end of year	$25,712	$5,779

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$2,056	$7,000
Acquisition of asset retirement obligations	$54	$2,061
Change in estimates of asset retirement costs	$695	$133
Common stock issued for debt conversion	$55,075	$-
Common stock issued as debt inducement	$-	$185
Common stock issued for debt interest	$-	$167
Issuance of restricted common stock	$1	$1
Conversion of Series A preferred stock	$-	$7

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENT CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2019 and 2018
(amounts in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at December 31, 2017	66,625	$-	7,278,754	$7	$100,954	$(138,101)	$(37,140)
Conversion of Series A Preferred Stock to common stock	(66,625)	-	6,662,500	7	(7)	-	-
Conversion of accrued interest on notes payable – related party to common stock	-	-	75,118	-	167	-	167
Conversion of stock options	-	-	95,865	-	-	-	-
Issuance of warrants for debt repayment	-	-	-	-	322	-	322
Issuance of restricted common stock	-	-	904,000	1	(1)	-	-
Issuance of common stock for exercise of warrants	-	-	192,208	-	64	-	64
Issuance of common stock for debt inducement	-	-	600,000	1	184	-	185
Warrants repurchased	-	-	-	-	(1,095)	-	(1,095)
Share-based compensation	-	-	-	-	862	-	862
Net income	-	-	-	-	-	53,607	53,607
Balances at December 31, 2018	-	-	15,808,445	16	101,450	(84,494)	16,972
Issuance of common stock for debt conversion	-	-	29,480,383	29	55,046	-	55,075
Issuance of restricted common stock	-	-	430,000	1	(1)	-	-
Issuance of common stock to non-affiliates	-	-	10,150,000	10	14,990	-	15,000
Issuance of common stock to affiliate	-	-	15,122,662	15	27,985	-	28,000
Warrants exercised	-	-	60,056	-	-	-	-
Cashless exercise of stock options	-	-	9,782	-	-	-	-
Share-based compensation	-	-	-	-	1,557	-	1,557
Net loss	-	-	-	-	-	(11,102)	(11,102)
Balances at December 31, 2019	-	$-	71,061,328	$71	$201,027	$(95,596)	$105,502

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation.  The consolidated financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) PEDCO, a Nevada corporation; (iii) Red Hawk, a Nevada limited liability company; (iv) Ridgeway Arizona Oil Corp., an Arizona corporation (“RAOC”), acquired by PEDCO effective September 1, 2018 in connection with the Company’s acquisition of the Permian Basin Asset; (v) EOR Operating Company, a Texas corporation (“EOR”) acquired by PEDCO effective September 1, 2018 in connection with the Company’s acquisition of the Permian Basin Asset; and (vi) Condor Energy Technology LLC, a Nevada limited liability company (“Condor”), acquired by Red Hawk on August 1, 2018 in connection with the Company’s acquisition of part of its D-J Basin Asset, which was dissolved on October 30, 2019. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Significant estimates generally include those with respect to the amount of recoverable oil and gas reserves, the fair value of financial instruments, oil and gas depletion, asset retirement obligations, and stock-based compensation.

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2019, and December 31, 2018, cash equivalents consisted of money market funds and cash on deposit.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on January 1, 2018 on a retrospective basis with no impact to the consolidated statements of cash flows for the year ended December 31, 2019 and 2018, respectively.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.

Sales to one customer comprised 54% of the Company’s total oil and gas revenues for the year ended December 31, 2019. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable – oil and gas are $106,000 related to receivables from joint interest owners.

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

Revenue Recognition. ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. Topic 606 requires certain changes to the presentation of revenues and related expenses beginning January 1, 2018. Refer to “Note 5 – Revenue from Contracts with Customers” for additional information.

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

Uncertain Tax Positions. The Company evaluates uncertain tax positions to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet themore likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters, which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

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

Earnings (Loss) per Common Share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2019, potentially dilutive securities related to options and warrants were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

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

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). Refer to “Note 10 - Commitments and Contingencies” for additional information.

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

NOTE 4 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets on December 31, 2019 and 2018, which sum to the total of such amounts shown in the accompanying audited consolidated statements of cash flows (in thousands):

	2019	2018
Cash	$22,415	$3,463
Restricted cash	-	2,316
Restricted cash included in other assets	3,297	-
Total cash and restricted cash as shown in the consolidated statements of cash flows	$25,712	$5,779

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Oil sales	$12,518	$4,153
Natural gas sales	372	230
Natural gas liquids sales	82	140
Total revenue from customers	$12,972	$4,523

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2019 or 2018, respectively.

NOTE 6 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2019 and 2018, respectively (in thousands):

	Balance at December 31,				Balance at December 31,
	2018	Additions	Disposals	Transfers	2019
Oil and gas properties, subject to amortization	$70,803	$29,900	$(135)	$6,596	$107,164
Oil and gas properties, not subject to amortization	8,516	12,976	-	(6,596)	14,896
Asset retirement costs	2,188	(641)	-	-	1,547
Accumulated depreciation and depletion	(21,045)	(10,714)	-	-	(31,759)
Total oil and gas assets	$60,462	$31,521	$(135)	$-	$91,848

	Balance at December 31,				Balance at December 31,
	2017	Additions	Disposals	Transfers	2018
Oil and gas properties, subject to amortization	$49,356	$21,447	$-	$-	$70,803
Oil and gas properties, not subject to amortization	-	8,516	-	-	8,516
Asset retirement costs	260	1,928	-	-	2,188
Accumulated depreciation and depletion	(14,694)	(6,351)	-	-	(21,045)
Total oil and gas assets	$34,922	$25,540	$-	$-	$60,462

For the year ended December 31, 2019, the Company incurred $26,362,000 in drilling and completion costs relating to the drilling of nine wells and corresponding facility costs in its Permian Basin Asset, in addition to amounts incurred for the participation (non-operated working interest) in the drilling of 11 total wells in the DJ Basin ($2,500,000 noted below), and the acquisition of oil and gas assets from Manzano LLC and Manzano Energy Partners II, LLC (“Manzano”) ($764,000 noted below) and from a private operator ($350,000 noted below). Also, the Company transferred $6,596,000 in capital costs from four wells which were not completed at the beginning of the period from unproved properties to proved properties when production began in March and April of 2019. At December 31, 2019, drilling and completion costs of $12,976,000 had been incurred for four of the nine wells in its Permian Asset; however, as production had not yet commenced, this amount was included in the amount not subject to amortization at December 31, 2019.

The depletion recorded for production on proved properties for the year ended December 31, 2019 and 2018, amounted to $10,714,000 and $6,351,000, respectively.

On February 1, 2019, for consideration of $743,000, plus $21,000 in acquisition costs, the Company completed an asset purchase from Manzano, whereby the Company purchased approximately 18,000 net leasehold acres, ownership and operated production from one horizontal well currently producing from the San Andres play in the Permian Basin, ownership of three additional shut-in wells, and ownership of one saltwater disposal well. The Company subsequently drilled one Manzano well in Phase Two of its 2019 development plan, which has yet to be completed.

On March 7, 2019, Red Hawk sold rights to 85.5 net acres of oil and gas leases located in Weld County, Colorado, to a third party, for aggregate proceeds of $1.2 million and recognized a gain on sale of oil and gas properties of $920,000 on the Statement of Operations. The sale agreement included a provision whereby the purchaser was required to assign Red Hawk 85 net acres of leaseholds in an area located where the Company already owns other leases in Weld County, Colorado, within nine months from the date of the sale, or to repay the Company up to $200,000 (proportionally adjusted for the amount of leasehold delivered). In December 2019, the purchaser assigned Red Hawk 121 net acres of leaseholds with a value of $121,000, which the Company recognized as an additional gain on the Statement of Operations.

On June 10, 2019, for consideration of $350,000, the Company completed an asset purchase from a private operator, whereby the Company purchased approximately 2,076 net leasehold acres, ownership and operated production from 22 vertical wells currently producing from the San Andres play in the Permian Basin and ownership of three injection wells.

The Company participated in the drilling and completion of 11 horizontal wells in the DJ-Basin by third-party outside operators and incurred $2.5 million in net participation costs.

For the year ended December 31, 2018, the Company incurred $9,975,000 in drilling and completion costs, in addition to amounts incurred for the participation (non-operated working interest) in the drilling of two wells in the DJ Basin ($295,000), the acquisition of Condor ($693,000 as detailed below) and the acquisition of the New Mexico assets ($19,000,000 as detailed below). At December 31, 2018, drilling and completion costs of $8,516,000 had been incurred for wells that had not been completed. Therefore, this amount was included in the amount not subject to amortization at December 31, 2018.

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

The following table presents the Company’s supplemental unaudited consolidated pro forma total revenues, lease operating costs, net income (loss) and net income (loss) per common share for the year ended December 31, 2018 as if the acquisition of the New Mexico assets had occurred on January 1, 2018 (in thousands except for share and per share amounts):

	PEDEVCO	New Mexico Asset Acquisition (1)	Proforma Combined
Revenue	$4,523	$1,222	$5,745
Lease operating costs	$(2,821)	$(931)	$(3,752)
Net income (loss)	53,607	$(1,481)	$52,126
Net income (loss) per common share (diluted)	$4.74	$(0.15)	$4.59
(1)
Amount are based on Company estimates.

Acquisition of Condor Properties from MIE Jurassic Energy Corporation

On August 1, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Membership Purchase Agreement”) with MIE Jurassic Energy Corporation (“MIEJ”) to acquire 100% of the outstanding membership interests of Condor from MIEJ in exchange for cash paid of $537,000. Condor owns approximately 2,340 net leasehold acres, 100% held by production (HBP), located in Weld and Morgan Counties, Colorado, with four operated, producing wells.

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

In February 2015, the Company expanded its D-J Basin position through the acquisition of acreage from Golden Globe Energy (US), LLC (“GGE”)(the “GGE Acquisition” and the “GGE Acquired Assets”). In connection with the GGE Acquisition, on February 23, 2015, the Company provided GGE an option to acquire its interest in Caspian Energy for $100,000 payable upon exercise of the option (with an expiration date of May 12, 2019) recorded in prepaid expenses and other current assets. As a result, the carrying value of the 23,182,880 shares of common stock of Caspian Energy which were issued upon conversion of the A6 Promissory Note at December 31, 2015 was $100,000. The shares of Caspian Energy underlying the option were classified as part of other current assets. The option expired without being exercised on May 12, 2019. The Company fully reserved the $100,000 and recognized no value related to the shares of Caspian Energy on the Company’s balance sheet as of December 31, 2019, as the Company determined the value of the shares to be $0 as a result of such shares being delisted from the NEX Board of the TSX Venture Exchange.

NOTE 8 – NOTES PAYABLE

The Company’s notes payable consisted of the following for the years ended December 31, 2019 and 2018, respectively (in thousands):

	2019	2018
Notes Payable – Subordinated	$-	$400
Notes Payable – Subordinated Related Party	-	30,200
Notes Payable – Related Party	-	7,855
	-	38,455
Unamortized Debt Discount	-	(161)
Total Notes Payable	$-	$38,294

Convertible Note Issuances

On June 26, 2018, the Company borrowed $7.7 million from SK Energy under a Promissory Note dated June 25, 2018, in the amount of $7.7 million (the “June 2018 SK Energy Note”) and shown on the December 31, 2018 Balance Sheet as Note Payable – Related Party, net of debt discount from the issuance of 600,000 shares of common stock (as described below) with a fair value of $185,000 based on the market price at the issuance date. The June 2018 SK Energy Note accrues interest monthly at 8% per annum, payable quarterly, in either cash or shares of common stock (at the option of the Company), or, with the consent of SK Energy, such interest may be accrued and capitalized.

As additional consideration for SK Energy agreeing to the terms of the June 2018 SK Energy Note, the Company agreed to issue SK Energy 600,000 shares of common stock (the “Loan Shares”), with a fair value of $185,000 based on the market price on the date of issuance that was accounted for as a debt discount and is being amortized over the term of the note.

Based on a conversion price equal to $2.18 per share, pursuant to the conversion terms of the June 2018 SK Energy Note, the amount of interest under the June 2018 SK Energy Note as of December 31, 2018 equaled $155,000 and was included in the outstanding principal balance of $7,855,000, for interest not paid or issued in common stock when due, the amount is recapitalized into the face value of the note, per the terms of the June 2018 SK Energy Note. The total amount of the remaining debt discount reflected on the accompanying balance sheet as of December 31, 2018 was $161,000, which was amortized in full as of December 31, 2019, due to the note conversions, which included $107,000 of additional interest that was included in the principal balance, noted below under “Convertible Notes Amendment and Conversion” and “SK Energy Note Amendment; Note Purchases and Conversion”.

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

The accrued interest is accounted for on the balance sheet as of December 31, 2018 as $943,000 of accrued interest – related party and $14,000 of accrued interest. As of December 31, 2019, there was no accrued interest – related party or accrued interest associated with the Convertible Notes on the Balance Sheet, as $347,000 of accrued interest – related party and $6,000 of accrued interest, incurred during 2019 together with the accrued interest outstanding as of December 31, 2018, was converted into shares of common stock due to the note conversions described below.

On October 25, 2018, the Company borrowed an additional $7.0 million from SK Energy, through the sale of a convertible promissory note in the amount of $7.0 million (the “October 2018 SK Energy Note”). The October 2018 SK Energy Note had substantially similar terms as the August 2018 SK Energy Note, except that it had a conversion price of $1.79 per share. The October 2018 SK Energy Note is due and payable on October 25, 2021 but may be prepaid at any time without penalty. The accrued interest expense related to this note for the year ended December 31, 2018 was $109,000 and is accounted for on the balance sheet as accrued interest – related party. As of December 31, 2019, there was no accrued interest – related party associated with the August 2018 SK Energy Note on the Balance Sheet, as accrued interest of $78,000 incurred during 2019 together with the accrued interest outstanding as of December 31, 2018 was converted into shares of common stock due to the note conversions described below.

January 2019 SK Energy Convertible Note

On January 11, 2019, the Company borrowed an additional $15.0 million from SK Energy, through the sale of a convertible promissory note in the amount of $15.0 million (the “January 2019 SK Energy Note”). The January 2019 SK Energy Note had substantially similar terms as the August 2018 SK Energy Note, except that it had a conversion price of $1.50 per share. The January 2019 SK Energy Note is due and payable on January 11, 2022 but may be prepaid at any time without penalty. As of December 31, 2019, there was no outstanding principal or accrued interest – related party associated with the January 2019 SK Energy Note on the Balance Sheet, due to the note conversions described below. Accrued interest-related party for this note prior to the conversion totaled $126,000.

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

NOTE 9 – ASSET RETIREMENT OBLIGATION

Activity related to the Company’s asset retirement obligations is as follows for the year ended December 31, 2019 (in thousands):

2019
Balance at the beginning of the period (1)	$2,571
Accretion expense	289
Obligations incurred for acquisition	54
Liabilities settled	(120)
Changes in estimates	(695)
Balance at end of period (2)	$2,099

(1)
Includes $119,000 of current asset retirement obligations at December 31, 2018.

(2)
Includes $225,000 of current asset retirement obligations at December 31, 2019.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that the Company determines an arrangement represents a lease, that lease is classified as an operating lease or a finance lease. The Company currently does not have any finance leases. In accordance with Accounting Standards Codification (ASC) Topic 842-Accounting for Leases, operating leases are capitalized on the Company’s consolidated balance sheet through an asset and a corresponding lease liability. Recorded assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized. Currently, the Company has one operating lease for office space that requires ASC Topic 842 treatment, discussed below.

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

Office Leases

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

The Company also leased space for its former corporate headquarters in Danville, California that was scheduled to expire July 31, 2019, but was terminated in January 2019, without penalty or other amounts due. In February 2019, the Company entered into a six-month lease agreement for 187 square feet of new office space located in Danville, California for the Company’s General Counsel. The monthly rent is $1,200, and the Company paid a $1,200 security deposit. In August 2019, the lease was extended for an additional six months on the same terms. The Company did not apply ASC Topic 842 to this lease, as the lease term and extension period are for 12-months or less and we cannot currently conclude if the lease will be renewed or extended beyond a 12-month period. The lease was subsequently extended for an additional six months in February 2020 at the same rate. The total current obligation for the remainder of this lease through July 2020 is $8,400.

For the year ended December 31, 2019 and 2018, the Company incurred lease expense of $139,000 and $98,000, respectively, for the combined leases.

Supplemental cash flow information related to the Company’s operating lease is included in the table below for the year ended December 31, 2019:

2019
Cash paid for amounts included in the measurement of lease liabilities $	-

Supplemental balance sheet information related to operating leases is included in the table below for the year ended December 31, 2019 (in thousands):

2019
Operating lease – right-of-use asset	$360

Operating lease liabilities - current	$97
Operating lease liabilities - long-term	300
Total lease liability	$397

The weighted-average remaining lease term for the Company’s operating lease is 3.7 years as of December 31, 2019, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

2020	$115
2021	118
2022	121
2023	82
Thereafter	-
Total lease payments	436
Less imputed interest	(39)
Total lease liability	$397

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 202 net acres expire during the remainder of 2020, and no net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, 8,835 acres are set to expire without meeting drilling commitments or term assignment extensions (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before term assignment expiration, the Company may seek to extend terms of contractual assignments.

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

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock

On February 15, 2019 and March 1, 2019, $22.3 million and $32.8 million of outstanding note payables and accrued interest were converted into 14,098,778 and 15,381,605 shares of the Company’s common stock, respectively (see “Note 8- Notes Payable” above for further discussion of the note conversions).

On May 16, 2019, the Company sold an aggregate of 1,500,000 shares of its restricted common stock to two third-party purchasers at a price of $2.00 per share, or $3 million in aggregate, pursuant to subscription agreements, and on September 17, 2019, the Company sold an aggregate of 8,400,000 shares of its restricted common stock to an additional third-party purchaser, Viktor Tkachev, who became an affiliate of the Company, after the issuance, at a price of $1.43 per share, or $12 million in aggregate, pursuant to a subscription agreement.

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

As a result of the purchases above, SK Energy, which beneficially owned 78.2% of the Company’s outstanding common stock prior to the May 16, 2019 subscription agreement, beneficially owned 73.2% of the Company’s outstanding common stock after all of the subscriptions discussed above. Currently, SK Energy beneficially owns 71.8% of the Company’s outstanding common stock as of the date of this report.

During the year ended December 31, 2018, SK Energy converted all of its 66,625 outstanding shares of Series A Convertible Preferred Stock into 6,662,500 shares of the Company’s common stock. SK Energy also converted an aggregate of $167,000 of interest accrued under the March 2019 SK Energy Note into 75,118 shares of the Company’s common stock, based on a conversion price equal to $2.18 per share, pursuant to the conversion terms of the March 2019 SK Energy Note.

Warrants

During the year ended December 31, 2019, no warrants were granted, and warrants to purchase 470,077 shares of common stock expired. Additionally, on April 1, 2019, the Company issued 60,056 total shares of common stock upon the cashless exercise of two warrants to purchase an aggregate of 596,280 shares of common stock with an exercise price of $2.50 per share, based on a current market value of $2.78 per share, under the terms of each warrant.

During the year ended December 31, 2018, warrants to purchase an aggregate of 1,448,472 shares of common stock were granted to certain holders of Company debt in connection with the Company’s June 2018 debt restructuring. These warrants have a term of three years, an exercise price of $0.322, and the estimated fair value of $322,000 was based on the Black-Scholes option pricing model and was recognized as warrant expense, which was included in the net gain on debt restructuring. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) a discount rate of 2.50%, (2) expected term of 3.0 years, (3) expected volatility of 125.4%, and (4) zero expected dividends. Additionally, 192,208 shares were issued in connection with the exercise of warrants (in exchange for cash received of $64,000), 165,017 warrants expired and 1,105,935 were cancelled and re-purchased at a total price of $1,095,000.

The intrinsic value of outstanding as well as exercisable warrants at December 31, 2019 and 2018 was $201,000 and $65,000, respectively.

Warrant activity during the years ended December 31, 2019 and 2018 was:

	2019			2018
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at Beginning of Period	1,216,686	$6.36	0.8	1,231,373	$7.44	1.4
Granted	-			1,448,472	0.32
Expired/Cancelled	(470,077)	13.19		(1,270,951)	1.44
Exercised	(596,280)	2.50		(192,208)	0.32
Outstanding at End of Period	150,329	$0.32	1.5	1,216,686	$6.36	0.8
Exercisable at End of Period	150,329	$0.32	1.5	1,216,686	$6.36	0.8

NOTE 12 – SHARE-BASED COMPENSATION

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012, and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016, December 28, 2017, September 27, 2018 and August 28, 2019 to increase by 500,000, 300,000, 500,000, 1,500,000, 3,000,000 and 2,000,000 (to 8,000,000 currently), respectively, the number of shares of common stock reserved for issuance under the 2012 Incentive Plan.

A total of 8,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of December 31, 2019, of which 3,980,130 shares have been issued as restricted stock, 678,000 shares are subject to issuance upon exercise of issued and outstanding options, and 3,341,870 shares remain available for future issuance as of December 31, 2019.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of December 31, 2019, options to purchase an aggregate of 21,635 shares of the Company’s common stock and 55,168 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

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

On July 18, 2019, 50,000 shares of restricted stock were awarded to an advisor under the Company’s Amended and Restated 2012 Equity Incentive Plan. The restricted stock vests as follows: 100% on the six-month anniversary of the grant date, subject to the recipient’s continued service with the Company. These shares have a total fair value of $83,000, based on the market price on the issuance date.

On August 28, 2019, restricted stock awards were granted to three directors for an aggregate of 170,000 shares of the Company’s common stock, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant for a total of 120,000 of the restricted stock awards vests as follows: 100% on July 12, 2020, subject to the recipient’s continued service with the Company. These shares have a total fair value of $187,000 based on the market price on the issuance date. The grants for 50,000 shares of restricted stock vest as follows: 100% on September 27, 2020, subject to the recipient’s continued service with the Company. These shares have a total fair value of $78,000 based on the market price on the issuance date. Additionally, 50,000 shares of restricted stock were awarded to a director for advisory services provided to the Company under the Company’s Amended and Restated 2012 Equity Incentive Plan. The restricted stock vests as follows: 100% on July 12, 2020, subject to the recipient’s continued service with the Company. These shares have a total fair value of $78,000, based on the market price on the issuance date.

On October 5, 2019, 250,000 shares of restricted stock were awarded to an advisor under the Company’s Amended and Restated 2012 Equity Incentive Plan. The restricted stock vests as follows: 100% on the six-month anniversary of the grant date, subject to the recipient’s continued service with the Company. These shares have a total fair value of $350,000, based on the market price on the issuance date.

On November 8, 2019, the Company entered into an Advisory Agreement and Restricted Shares Grant Agreement with Viktor Tkachev, a greater than 10% shareholder of the Company (who acquired $12 million of shares of common stock on September 17, 2019), under which Mr. Tkachev agreed to provide strategic planning and business development services, and pursuant to which 100,000 shares of restricted common stock were awarded to Mr. Tkachev under the Company’s Amended and Restated 2012 Equity Incentive Plan, 100% of which vest on the six-month anniversary of the grant date, subject to the recipient’s continued service with the Company and the terms and conditions of these agreements. These shares have a total fair value of $128,000 based on the market price on the issuance date.

Also on November 8, 2019, the Company entered into an Advisory Agreement with Ivar Siem, a member of the Board of Directors, pursuant to which the 50,000 restricted shares of common stock previously awarded to Mr. Siem on August 28, 2019 under the Plan continue to vest, with 100% vesting on July 12, 2020, subject to Mr. Siem continuing to provide advisory services to the Company on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and Mr. Siem on August 28, 2019. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language; and may be terminated by the Company or the advisor with 15 days prior written notice for any reason.

During the year ended December 31, 2018, the Company issued shares of common stock and restricted common stock as follows: 600,000 shares of common stock issued to SK Energy with a fair value of $185,000 based on the market price on the date of issuance, 80,000 shares of restricted stock were issued to our former CEO (Mr. Ingriselli) with a fair value of $27,000 based on the market price on the date of issuance, and 30,848 shares were issued to employees for the cashless exercise of options. The 80,000 shares of restricted stock were issued in consideration for Mr. Ingriselli rejoining the Company as its President and Chief Executive Officer in May 2018. Mr. Ingriselli subsequently resigned as President and Chief Executive Officer on September 27, 2018 and the shares of restricted stock fully vested on October 1, 2018 pursuant to a separation agreement entered into with him.

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

Stock-based compensation expense recorded related to restricted stock during the years ended December 31, 2019 and 2018 was $1,259,000 and $659,000, respectively. The remaining amount of unamortized stock-based compensation expense related to restricted stock at December 31, 2019 and 2018 was $999,000 and $967,000, respectively.

Options

On August 14, 2019, the Company issued 9,782 total shares of common stock upon the cashless exercise of stock options to purchase an aggregate of 12,500 shares of common stock with an exercise price of $0.31 per share, based on a then current market value of $1.42 per share, under the terms of the options. The options had an intrinsic value of $14,000 on the exercise date.

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

During the year ended December 31, 2019 and 2018, the Company recognized stock option based compensation expense related to options of $298,000 and $203,000, respectively.

The remaining amount of unamortized stock options expense at December 31, 2019 and 2018 was $22,000 and $320,000, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2019 and 2018 was $197,000 and $36,000, respectively.

Option activity during the year-ended December 31, 2019 and 2018 was:

	2019			2018
	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)
Outstanding at Beginning of Period	890,232	$3.26	3.3	743,727	$3.45	3.8
Granted	-			270,000	2.03	4.8
Expired/Cancelled	(124,383)	6.13		(3,495)	45.67
Exercised	(12,500)	0.31		(120,000)	0.44
Outstanding at End of Period	753,349	$2.93	2.5	890,232	$3.26	3.3
Exercisable at End of Period	720,016	$3.00	2.4	575,232	$4.19	2.5

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

The calculation of earnings (loss) per share for the years ended December 31, 2019 and 2018 were as follows (amounts in thousands, except share and per share data):

Numerator:	2019	2018
Net income (loss)	$(11,102)	$53,607
Effect of common stock equivalents	-	-
Net income (loss) adjusted for common stock equivalents	$(11,102)	$53,607

Denominator:
Weighted average common shares – basic	51,214,986	11,168,490

Dilutive effect of common stock equivalents:
Options and Warrants	-	144,756

Denominator:
Weighted average common shares – diluted	51,214,986	11,313,246

Earnings (loss) per common share – basic	$(0.22)	$4.80
Earnings (loss) per common share – diluted	$(0.22)	$4.74

For the years ended December 31, 2019 and 2018, the following share equivalents related to convertible debt and preferred stock, and options and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	2019	2018
Common Shares Issuable for:
Convertible Debt	-	15,449,559
Options and Warrants	903,678	1,491,589
Total	903,678	16,941,148

NOTE 14 – RELATED PARTY TRANSACTIONS

The following table reflects the related party amounts for SK Energy, Directors and Officers included in the balance sheets of the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Long-term accrued expenses	$-	$943
Long-term notes payable – subordinated	-	30,200
Long-term notes payable, net of discount of $-0- and $161, respectively	-	7,694
Total related party liabilities	$-	$38,837

See “Note 8 – Notes Payable” above for a further discussion of the debt conversions and subsequent retirement of all related party debt.

On May 21, 2019, SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors, purchased 6,818,181 shares of restricted common stock from the Company at a price of $2.20 per share, or $15 million in aggregate, and on September 17, 2019, SK Energy purchased 8,204,481 additional shares of restricted common stock from the Company at a price of $1.5845 per share, or $13 million in aggregate (see “Note 11 – Shareholders’ Equity” above for a further discussion of the issuance of the restricted common stock).

On August 28, 2019, 50,000 shares of restricted stock were awarded to a director for advisory services provided to the Company, which shares have a total fair value of $78,000, based on the market price on the issuance date (see “Note 12 – Share-Based Compensation” above for a further discussion of the issuance of the share-based compensation).

Also, on August 28, 2019, the Company granted an aggregate of 170,000 shares of restricted stock to three directors of the Company, which have a total fair value of $265,000, based on the market price on the issuance date (see “Note 12 – Share-Based Compensation” above for a further discussion of the issuance of the share-based compensation).

On November 1, 2019, the Company subleased approximately 300 square feet of office space at its current headquarters to SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors. The lease renews on a monthly basis, may be terminated by either party at any time upon prior written notice delivered to the other party, and has a monthly base rent of $1,200.

On November 8, 2019, 100,000 shares of restricted stock were awarded to a greater than 10% shareholder of the Company for strategic planning and business development services provided to the Company, which shares have a total fair value of $128,000, based on the market price on the issuance date (see “Note 12 – Share-Based Compensation” above for a further discussion of the issuance of the share-based compensation).

NOTE 15 – INCOME TAXES

Due to the Company’s net taxable losses for both years, there were no provisions for income taxes for the years ended December 31, 2019 and 2018.

The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended December 1, 2019 and 2018, and the Company’s effective tax rate:

	2019	2018
U.S. federal statutory income tax (benefit)	21.00%	21.00%
State and local income tax, net of benefits	6.64%	6.64%
Amortization of debt discount	-2.05%	0.73%
Officer life insurance and D&O insurance	-0.05%	0.01%
Stock-based compensation	-0.62%	0.08%
Utilization of net operating loss carryforwards	0.03%	0.44%
Tax rate changes and other	0.00%	-30.18%
Valuation allowance for deferred income tax assets	-24.95%	1.28%
Effective income tax rate	0.00%	0.00%

Deferred income tax assets as of December 31, 2019 and 2018 are as follows (in thousands):

Deferred Tax Assets	2019	2018
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$529	$4,334
Accretion	80	-
Share-based compensation	584	-
Net operating loss – federal taxes	23,183	30,324
Net operating loss – state taxes	3,139	5,397
Total deferred tax asset	27,515	40,055
Less valuation allowance	(27,515)	(40,055)
Total deferred tax assets	$-	$-

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

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2019 and 2018. The net change in the total valuation allowance from December 31, 2018 to December 31, 2019 was a decrease of $12,500,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2019 and 2018, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2019 and 2018.

As of December 31, 2019, the Company has federal net operating loss carryforwards of approximately $110,000,000, which if not utilized approximately $95,000,000 will expire beginning in 2023 and ending 2037, respectively, and $15,000,000. carried forward indefinitely limited to 80% of a given years taxable income.

The Company currently has tax returns open for examination by the Internal Revenue Service for all years since 2015.

NOTE 16 – SUBSEQUENT EVENTS

On January 13, 2020, the Company granted options to purchase an aggregate of 733,000 shares of common stock to various Company employees at an exercise price of $1.68 per share. The options have a term of five years and fully vest in January 2023. 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $1,053,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.63%, (2) expected term of 3.5 years, (3) expected volatility of 155%, and (4) zero expected dividends.

Additionally on January 13, 2020, restricted stock awards were granted to various employees and one consultant for an aggregate of 1,049,000 (including 924,000 restricted stock awards to officers of the Company) and 70,000 shares, respectively, of the Company’s common stock, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant for the 1,049,000 shares of restricted stock vest as follows: 33.3% vest each subsequent year from the date of grant contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,172,000 based on the market price on the issuance date. The grant for the 70,000 shares of restricted stock vest as follows: 100% on the one-year anniversary of the grant date, subject to the recipient’s continued service with the Company. These shares had a total fair value of $118,000 based on the market price on the issuance date.

In February 2020, 55,000 shares of restricted common stock were rescinded due to an employee termination. As a result, these shares were canceled and returned to the Company’s Amended and Restated 2012 Equity Incentive Plan.

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in the Company’s net proved reserves (including developed and undeveloped reserves) for the years ended December 31, 2019 and 2018. Reserves estimates as of December 31, 2019 were estimated by the independent petroleum consulting firm Cawley, Gillespie & Associates, Inc. The reserve report has been incorporated by reference herein as Exhibit 99.1 to the Annual Report on Form 10-K which these financial statements are filed with.

	December 31,
	2019	2018
Crude Oil (MBbls)
Net proved reserves at beginning of year	11,538	1,942
Revisions of previous estimates	105	(1,556)
Purchases in place	1,083	-
Extensions, discoveries and other additions	-	-
Sales in place	(52)	-
Production	(315)	(74)
Net proved reserves at end of year	12,359	11,538

Natural Gas (Mmcf)
Net proved reserves at beginning of year	5,283	6,354
Revisions of previous estimates	4,071	(5,874)
Purchases in place	742	4,942
Extensions, discoveries and other additions	-	-
Sales in place	(123)	-
Production	(227)	(139)
Net proved reserves at end of year	9,746	5,283

NGL (MBbbls)
Net proved reserves at beginning of year	17	673
Revisions of previous estimates	49	(645)
Purchases in place	-	-
Extensions, discoveries and other additions	-	-
Sales in place	(3)	-
Production	(15)	(11)
Net proved reserves at end of year	48	17

Oil Equivalents (MBoe)
Net proved reserves at beginning of year	12,435	3,674
Revisions of previous estimates	832	(3,180)
Purchases in place	1,207	12,050
Extensions, discoveries and other additions	-	-
Sales in place	(75)	-
Production	(367)	(108)
Net proved reserves at end of year	14,032	12,436

RESERVES

During the year ended December 31, 2019, the Company increased its reserves by approximately 1.6 MBoe of proved reserves. We had a 1.8 MBoe increase in proved developed and non-producing reserves primarily due to the drilling and completion of nine new productive wells in the Permian Basin, as well as our participation (non-operated working interest) in 11 productive wells in the DJ-Basin representing 1.7 MBoe of proved developed reserves, coupled with our acquisition of 0.1 MBoe in proved developed  and non-producing reserves in the Permian Basin, offset by a 0.2 MBoe reduction of proved undeveloped reserves, noted below.

We also had a transfer to proved non-producing reserves on existing wells of 1.1 MBoe due to one well which was previously producing, being shut-in, due to water injection capacity restrictions, and four new wells completed by December 31, 2019, for which production had not yet commenced.

The following table sets forth the Company’s proved developed and undeveloped reserves at December 31, 2019 and 2018, respectively:

	2019	2018
Proved Developed Reserves
Crude Oil (MBbls)	938	435
Natural Gas (Mmcf)	983	341
NGL (MBbls)	48	17
Oil Equivalents (MBoe)	1,151	509

Proved Developed Non-Producing Reserves
Crude Oil (MBbls)	1,045	-
Natural Gas (Mmcf)	619	-
NGL (MBbls)	-	-
Oil Equivalents (MBoe)	1,148	-

Proved Undeveloped Reserves
Crude Oil (MBbls)	10,376	11,103
Natural Gas (Mmcf)	8,144	4,942
NGL (MBbls)	-	-
Oil Equivalents (MBoe)	11,733	11,927

Proved Reserves
Crude Oil (MBbls)	12,359	11,538
Natural Gas (Mmcf)	9,747	5,283
NGL (MBbls)	48	17
Oil Equivalents (MBoe)	14,032	12,436

Proved Undeveloped Reserves

For the year ended December 31, 2019, total proved undeveloped reserves (PUDs) decreased by 0.2 million MBoe to 11.7 million MBoe. The change in proved understated reserves was:

●
transfer of 1,324 MBoe from PUD to proved developed reserves based on total capital expenditures of $43.0 million during 2019;
●
819 MBoe addition from four San Andres PUDs acquired in the Chaveroo bolt-on acquisition; and
●
312 MBoe addition from five gross Niobrara PUDs, ~1 net Niobrara PUD.

Our plan is to convert our remaining PUD balance as of December 31, 2019 to proved developed reserves within five years or prior to the end of fiscal year 2024, provided that we are able to obtain adequate funding and capital over the time period.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2019 and 2018 (in thousands):

	2019	2018
Proved oil and gas properties	$123,607	$81,507
Unproved oil and gas properties	-	-
Total oil and gas properties	123,607	81,507
Accumulated depreciation and depletion	(31,759)	(21,045)
Net Capitalized Costs	$91,848	$60,462

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Acquisition of properties:
Proved	$1,120	$18,867
Unproved	-	-
Exploration costs	-	-
Development costs	41,810	11,096
Total	$42,930	$29,963

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Crude oil and natural gas revenues	$12,972	$4,523
Production costs	(6,817)	(2,821)
Depreciation, depletion and accretion	(11,031)	(6,519)
Results of operations for producing activities,
excluding corporate overhead and interest costs	$(4,876)	$(4,817)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of the Company. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended December 31, 2019 and 2018. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and natural gas reserves as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Future cash inflows	$696,130	$691,921
Future production costs	(272,623)	(203,418)
Future development costs	(174,401)	(214,437)
Future income taxes	(47,797)	(79,315)
Future net cash flows	201,309	194,751
Discount to present value at 10% annual rate	(97,546)	(63,933)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$103,763	$130,818

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Standardized measure, beginning of year	$130,818	$31,223
Crude oil and natural gas sales, net of production costs	(3,406)	(2,636)
Net changes in prices and production costs	(64,318)	1,953
Extensions, discoveries, additions and improved recovery	-	-
Changes in estimated future development costs	37,149	341
Development costs incurred	-	-
Revisions of previous quantity estimates	(2,622)	(30,096)
Accretion of discount	(37,109)	3,123
Net change in income taxes	31,494	(50,467)
Purchases of reserves in place	12,343	180,122
Sales of reserves in place	(1,483)	-
Change in timing of estimated future production	897	(2,745)
Standardized measure, end of year	$103,763	$130,818

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our CEO and CAO concluded as of December 31, 2019, that our disclosure controls and procedures were effective.

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

              Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 1992. Based on our assessment, management believes that the Company’s internal controls over financial reporting were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Chief Executive Officer and Chief Accounting Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company’s company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Under SEC rules, such attestation is not required for smaller reporting companies such as the Company.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our Executive Officers and Directors

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the shareholders.

Name	Age	Position

John J. Scelfo	62	Chairman of the Board
Dr. Simon Kukes	73	Chief Executive Officer and Director
J. Douglas Schick	44	President
Paul Pinkston	52	Chief Accounting Officer
Clark R. Moore	47	Executive Vice President, General Counsel and Secretary
Ivar Siem	73	Director
H. Douglas Evans	71	Director

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

John J. Scelfo, Chairman of the Board (Director since July 2018)

Mr. Scelfo brings 40 years of experience in oil and gas management, finance and accounting to the Board. Mr. Scelfo currently serves as principal and owner of JJS Capital Group, a Fort Lauderdale, Florida-based family investment company that he formed in April 2014. Prior to forming JJS Capital, Mr. Scelfo was Senior Vice President, Finance and Corporate Development (from February 2004 to March 2014), and Chief Financial Officer, Worldwide Exploration & Producing (from April 2003 to January 2004) of New York, New York-based Hess Corporation, a large integrated oil and gas company, where he served as one of eight members of the company’s Executive Committee and was responsible for the company’s corporate treasury, strategy and upstream commercial activities. Prior to joining Hess Corporation, Mr. Scelfo served as Executive Vice President and Chief Financial Officer of publicly listed Sirius Satellite Radio (from April 2001 to March 2003), as Vice President and Chief Financial Officer of Asia Pacific & Japan for Dell Computer (November 1999 to March 2001), and in various roles of increasing responsibility with Mobil Corporation (from June 1980 to October 1999).

Mr. Scelfo holds a bachelor’s degree and an M.B.A. from Cornell University. In 2011, he was awarded Cornell ILR School’s Alpern Award given to those who “have been exceedingly generous in their support of the ILR School in general and in support of Off-Campus Credit Programs in particular”.

Dr. Simon Kukes, Chief Executive Officer and Director (Chief Executive and Director since July 2018)

Dr. Simon Kukes is a globally renowned consultant for oil and gas businesses in both the United States and Russia.

Holding various positions over the years, Kukes has served as the principal of his personal investment company, SK Energy LLC, since April 2013. From January 2005 to April 2013, Dr. Kukes was the CEO at Samara-Nafta, a Russian oil company that partnered with US-based international oil company, Hess Corporation. He was also the President and Chief Executive of Tyumen Oil Company (TNK) from 1998 until it combined with British Petroleum in 2003 to create TNK-BP. Following his time at TNK, Dr. Kukes joined Yukos Oil Company in Moscow presiding as the CEO and Chairman. From 1979 to 1987 he was the Technical Director of oil-refining and petro-chemistry for Phillips Petroleum and in 1987 became Vice-President over marketing and business development for Amoco.

Dr. Kukes boasts several awards and achievements over his lifespan. In 1999, the Wall Street Journal voted Kukes as one of the Top 10 Central European Executives. He is also the recipient of the Medal of the Ministry for Natural Resources of the Russian Federation, as well as the American Society of Competition Development Award for Leadership. In 2003, he was named by The Financial Times and PricewaterhouseCoopers as one of the 64 most respected business leaders in the world.

Dr. Kukes attended several prestigious universities all over the globe, receiving his Bachelor of Science in Chemical Engineering from the University for Chemical Technology in Moscow, where he graduated with Honors. From there, he pursued his PhD in Physical Chemistry at the Academy of Sciences in Moscow, where he would later be a Research Associate for Nuclear and Electronic Resonance. Kukes then attended Rice University in Houston, Texas, where he was a Postdoctoral Fellow. Dr. Kukes has also served as an Adjunct Professor at the University of Delaware and on the Editorial Board of Fuel Magazine.

His commitment to the oil and gas industry has inspired Dr. Kukes to publish more than 60 scientific papers and two books on the oil and gas industry of Russia and the United States. Dr. Kukes is also the holder of more than 130 patents, primarily in Oil and Petrochemical Processing.

J. Douglas Schick, President

Mr. Schick has over twenty years of experience in the oil and gas industry. Prior to joining the Company as President on August 1, 2018, Mr. Schick was employed by American Resources, Inc., a Houston, Texas-based privately-held oil and gas investment, development and operating company which he co-founded and continues to serve as Chief Executive Officer (from August 2017 to the present) and formerly as Chief Financial Officer and Vice President of Business Development (from August 2013 to August 2017), provided that Mr. Schick’s service to American Resources requires only minimal time commitment from Mr. Schick that does not conflict with his duties and responsibilities to the Company. Prior to starting American Resources, Mr. Schick served as the founder, owner and principal of J. Douglas Enterprises, a Houston, Texas-based energy industry focused business development and financial consulting firm (from June 2011 to August 2013) as Vice President of Finance (from January 2011 until its sale in June 2011) for Highland Oil and Gas, a private equity-backed E&P company headquartered in Houston, Texas, as Manager of Planning and then Director of Planning at Houston, Texas-based Mariner Energy, Inc. (from December 2006 until its merger with Apache Corp. in December 2010), and in various roles of increasing responsibility in finance, planning, M&A, treasury and accounting at The Houston Exploration Company, ConocoPhillips and Shell Oil Company (from 1998 to 2006). Mr. Schick current serves on the Board of Directors of Rockdale Marcellus, LLC, a Houston, Texas-based subsidiary of Rockdale Energy, LLC engaged in the development of natural gas in Northeastern Pennsylvania.

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

Clark R. Moore, Executive Vice President, General Counsel and Secretary

Mr. Moore has served as our Executive Vice President, General Counsel, and Secretary since our acquisition of Pacific Energy Development in July 2012 and has served as the Executive Vice President, General Counsel, and Secretary of the Company since its inception in February 2011. Mr. Moore began his career in 2000 as a corporate attorney at the law firm of Venture Law Group located in Menlo Park, California, which later merged into Heller Ehrman LLP in 2003. In 2004, Mr. Moore left Heller Ehrman LLP and launched a legal consulting practice focused on representation of private and public company clients in the energy and high-tech industries. In September 2006, Mr. Moore joined Erin Energy Corporation (OTCMKTS:ERN) (formerly CAMAC Energy, Inc.), an independent energy company headquartered in Houston, Texas, as its acting General Counsel and continued to serve in that role through February 2011. In addition, since June 1, 2018, Mr. Moore has served as a partner at Foundation Law Group, LLP.

Mr. Moore received his J.D. with Distinction from Stanford Law School and his B.A. with Honors from the University of Washington.

Ivar Siem, Director (Director since July 2018)

Mr. Siem has broad experience from both the upstream and the service segments of the oil and gas industry, has been the founder of several companies, and has been involved in several roll-ups and restructuring processes throughout his career. He currently serves as the Chairman of American Resources, Inc., and as a Managing Partner of its affiliated investment vehicle, Norexas, LLC, both privately held Houston, Texas-based companies active in oil and gas investment, acquisition and development and has served in that capacity since 2013. Previously, Mr. Siem served as Chairman and Chief Executive Officer of American Resources, Inc. (from 2013 through July 2017) and Chairman of Blue Dolphin Energy Company (OTCQX: BDCO), Houston, Texas after taking the company out of bankruptcy in 1990. Blue Dolphin was an offshore Gulf of Mexico operator until a merger in 2012 with an independent refiner and marketer of petroleum products. Mr Siem’s role as CEO ended with the merger and he left the board in 2014. From January 2007 to present, Mr. Siem served as President of Drillmar Oil and Gas, Inc. (“Drillmar Oil”), a subsidiary of Drillmar Energy, Inc. Drillmar Oil filed a voluntary Chapter 11 bankruptcy proceeding in November 2009 from which it emerged in October 2010. In 1999, Mr. Siem acquired a small distressed public company, American Resources Offshore, Inc. and worked with creditors and existing management to achieve a voluntary reorganization. From 1995 to 2000, Mr. Siem served as Chairman and interim CEO of DI Industries/Grey Wolf Drilling while restructuring the company financially and operationally. Through several mergers and acquisitions, the company emerged as one of the leading land drilling contractors in the US. The company was subsequently acquired by Precision Drilling in 2008. From 1996 to 1997 Mr. Siem served as the initial Chairman and CEO of Seateam Technology ASA when it was spun off from DSND ASA and listed on the Oslo exchange. Prior to Seateam, Mr. Siem held various executive roles at multiple E&P and oil field service companies. Mr. Siem started his career at Amoco working as an engineer in various segments of upstream operations.

Mr. Siem is currently on the Board of Directors at Siem Industries, Inc., the Drillmar Energy Group of companies, and Petrolia Energy Corporation (OTCQB: BBLS), and has served on the board of several privately held and publicly traded companies including Frupor SA, Avenir ASA, and DSND ASA. Siem Industries is a holding company which invests in shipping and offshore oil and gas construction services. Frupor SA, is a Portuguese agricultural business, which Mr. Siem cofounded with his brother O. M. Siem in 1988.

Mr. Siem holds a Bachelor of Science in Mechanical Engineering with a minor in Petroleum from the University of California, Berkeley and an Executive MBA from the Amos Tuck School of Business, Dartmouth University.

H. Douglas Evans, Director (Director since September 2018)

Mr. Evans has 50 years of oil and gas industry experience, 40 years of which have been spent in various executive management positions with Gulf Interstate Engineering Company (“GIE”), a privately-held Houston, Texas-based firm specializing in the engineering of oil, gas and liquid pipeline systems, where he has served as Honorary Chairman since November 2017, and previously served as President and Chief Executive Officer (July 2004-November 2017), President (February 2003-November 2017), Senior Vice President (September 1994-July 2004), and in various other roles since he joined the company in 1978. During Mr. Evans’ tenure as an executive at GIE, he has successfully overseen the company’s organic growth from $25 million in sales in 1996 to over $250 million in sales in recent years, with GIE involved in almost every major onshore oil and gas pipeline in the world over the last 20 years.

Mr. Evans holds a B.S. Civil Engineering and Master of Business Administration from Queen’s University at Kingston, Ontario, and is a registered Professional Engineer in Ontario and Alberta, Canada. Mr. Evans currently serves as Honorary Chairman of GIE (since November 2017), and previously a member of the Board of Directors of Gulf Interstate Field Services, a GIE affiliate engaged in providing oil and gas pipeline construction inspection services, and a number of other GIE affiliated companies, the Board of Directors and Chairman of the Strategy Committee for the International Pipe Line and Offshore Contractors Association (IPLOCA) (through September 2019), a member of the Board of Houston, Texas-based Crossroads School, Inc. (since 2004), and a former member of the Board of the Cystic Fibrosis Foundation – Texas Gulf Coast Chapter.

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

Board Leadership Structure

Our board of directors has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of our business and what is in the best interests of our shareholders. Our current leadership structure is comprised of a separate Chairman of the board of directors and Chief Executive Officer ("CEO"). Mr. John J. Scelfo serves as Chairman and Dr. Simon Kukes serves as CEO. The board of directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our board of directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s CEO, Dr. Kukes) and the members of our board of directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Chairman to facilitate our board of directors’ oversight of management, promote communication between management and our board of directors, and support our board of directors’ consideration of key governance matters. The board of directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

During the year ended December 31, 2019, the audit committee held six meetings.

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

During the year ended December 31, 2019, the compensation committee held one meeting.

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

The nominating and governance committee of the board of directors considers nominees for director based upon a number of qualifications, including their personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of our shareholders. There are no specific, minimum or absolute criteria for membership on the board of directors. The committee makes every effort to ensure that the board of directors and its committees include at least the required number of independent directors, as that term is defined by applicable standards promulgated by the NYSE American and/or the SEC.

The nominating and governance committee may use its network of contacts to compile a list of potential candidates. The nominating and governance committee has not in the past relied upon professional search firms to identify director nominees but may engage such firms if so desired. The nominating and governance committee may meet to discuss and consider candidates’ qualifications and then choose a candidate by majority vote.

The nominating and governance committee will consider qualified director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The nominating and governance committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources. The Committee will consider candidates recommended by shareholders if the information relating to such candidates are properly submitted in writing to the Secretary of the Company in accordance with the manner described for shareholder proposals under “Stockholder Proposals for 2020 Annual Meeting of Stockholders and 2020 Proxy Materials” on page 50 of our definitive proxy statement for the 2019 Annual Meeting of stockholders. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means.

During the year ended December 31, 2019, the nominating and corporate governance committee held one meeting.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2018, the Board held eight meetings and took various other actions via the unanimous written consent of the board of directors and the various committees described above. All directors attended all of the board of directors’ meetings and committee meetings relating to the committees on which each director served during fiscal year 2019. The Company held annual shareholders meetings on June 26, 2014, October 7, 2015, December 28, 2016, December 28, 2017, September 27, 2018 and August 28, 2019 at which meetings all directors were present in person or via teleconference. Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

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

Shareholder Communications

Our stockholders and other interested parties may communicate with members of the board of directors by submitting such communications in writing to our Corporate Secretary, 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079 who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular board member or members, the communication will be forwarded to a board member to bring to the attention of the board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership in our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during 2019 were timely made, except that Dr. Simon Kukes inadvertently failed to timely file one Form 4, and as a result one transaction was not reported on a timely basis and Ivar Siem inadvertently failed to timely file one Form 4, and as a result two transactions were not reported on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2019 and 2018 to (a) Dr. Simon Kukes, our current Chief Executive Officer and Director, (b) J. Douglas Schick, our current President, (c) Clark R. Moore, our Executive Vice President, General Counsel and Secretary, (d) Paul A Pinkston, our current Chief Accounting Officer, (e) Frank C. Ingriselli, our former Chairman, former President and former Chief Executive Officer, (f) Michael L. Peterson, our former President and Chief Executive Officer, and (g) Gregory Overholtzer, our former Chief Financial Officer (collectively, the “Named Executive Officers”). There were no other executive officers who received compensation in excess of $100,000 in either 2019 or 2018.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Simon Kukes	2019	-	-	-	-	-	-
Chief Executive Officer	2018	-	-	-	399,000(1)	-	399,000

J. Douglas Schick	2019	250,000	-	-	-	-	250,000
President	2018	104,167	-	-	148,960(2)	-	253,127

Clark R. Moore	2019	2T50,000	-	-	-	-	250,000
Executive Vice President, General Counsel and Secretary	2018	250,000	-	-	141,830(3)	-	391,830

Paul A. Pinkston	2019	140,000	-	-	-	-	140,000
Chief Accounting Officer	2018	11,667	-	-	39,900(4)	-	51,567

Frank C. Ingriselli (5)	2018	66,346	-	-	116,000(6)	350,000(7)	532,346
Former Chairman of the Board, Chief Executive Officer and President

Michael L. Peterson (8)	2018	125,000	-	-	-	-	125,000
Former Chief Executive Officer and President

Gregory Overholtzer (9)	2018	190,000	-	-	26,600(10)	-	216,600
Former Chief Financial Officer

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Stock Awards represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 12 – Share-Based Compensation”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

(1)	Consists of the value of 300,000 shares of restricted common stock granted in December 2018 at $1.33 per share.

(2)	Consists of the value of 11,200 shares of restricted common stock granted in December 2018 at $1.33 per share.

(3)
Consists of the value of 50,000 shares of restricted common stock granted in July 2018 at $1.48 per share and the value of 51,000 shares of restricted common stock granted in December 2018 at $1.33 per share.

(4)	Consists of the value of 30,000 shares of restricted common stock granted in December 2018 at $1.33 per share.
(5)
Mr. Ingriselli served as Chief Executive Officer of the Company until his retirement effective May 1, 2016, after which date he continued to serve as Chairman of the Company’s Board of Directors until September 27, 2018, and again served as our Chief Executive Officer from April 2018 to July 2018, and served as President from April 2018 to August 1, 2018.

(6)
Consists of the value of 80,000 shares of restricted common stock granted in May 2018 at $0.34 per share and the value of 60,000 shares of restricted common stock granted in July 2018 at $1.48 per share.

(7)	Consists of cash severance amount paid to Mr. Ingriselli pursuant to the Separation and General Release Agreement, dated September 6, 2018, entered into by and between Mr. Ingriselli and the Company.

(8)
Mr. Peterson resigned as Chief Executive Officer and President effective May 31, 2018, and pursuant to a consulting agreement entered into with him, he received $5,000 per month through May 2019 for debt restructuring, strategic planning, and capital markets consulting services.

(9)
Mr. Overholtzer resigned as Chief Financial Officer effective December 31, 2018, and pursuant to a consulting agreement entered into with him, he received $15,000 per month through April 7, 2019 for transitional consulting services, and was paid an additional amount of cash severance and accrued vacation (totaling $37,755) pursuant to the Separation and General Release Agreement, dated December 31, 2018, entered into by and between Mr. Overholtzer and the Company.

(10)	Consists of the value of 20,000 shares of restricted common stock granted in December 2018 at $1.33 per share.

Outstanding Equity Awards at Year Ended December 31, 2019

The following table sets forth information as of December 31, 2019 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Dr. Simon Kukes	-	-	-	-	200,000(1)	$266,000

J. Douglas Schick	-	-	-	-	74,677(1)	$99,320

Clark R. Moore	18,887	-	$5.10	6/18/2022	34,000(1)	$6,720
	4,447	-	$5.10	6/18/2022	-	-
	27,000*	-	$3.70	1/7/2020	-	-
	28,000	-	$2.20	1/7/2021	-	-

Paul A. Pinkston	-	-	-	-	15,000(2)	19,950

Frank C. Ingriselli**	34,827	-	$5.10	5/30/2021	-	-
	4,254	-	$5.10	5/30/2021	-	-
	37,000	-	$3.70	5/30/2021	-	-

Gregory Overholtzer**	11,667	-	$5.10	6/18/2022	-	-
	5,000	-	$3.70	12/31/2021	-	-
	15,000	-	$2.20	12/31/2021	-	-
	1,100	-	$3.00	2/8/2022	-	-
	60,000	-	$1.10	12/31/2021	-	-
	75,000	-	$0.3088	12/28/2022	-	-

Michael L. Peterson**	-	-			-	-

(1)
Stock award vests 50% on December 12, 2020 and December 12, 2021, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(2)
Stock award vests on December 1, 2020, subject to the holder remaining an employee of or consultant to the Company on such vesting date.
*
Since expired unexercised.
**
Former Officers

Issuances of Equity to Executive Officers

See above and see also “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 12 – Share-Based Compensation”, for equity issuances to executive officers for the years ended December 31, 2019 and 2018, respectively.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1) (2) (3)	All Other Compensation ($)	Total ($)
John J. Scelfo	$-	$109,200	$-	$109,200
Ivar Siem	$-	$156,000	$-	$156,000
H. Douglas Evans	$-	$78,000	$-	$78,000

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 12 – Share-Based Compensation”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

(2)
Mr. Scelfo, Mr. Evans and Mr. Siem received grants of 70,000, 50,000 and 50,000 shares of restricted stock, respectively, on August 28, 2019, each with an aggregate grant date fair value of $109,200, $78,000 and $78,000, respectively, which will vest in full on July 12, 2020, September 27, 2020 and July 12, 2020, respectively. For the year ended December 31, 2019, there was compensation of $88,000, related to these grants.

(3)
Mr. Siem also received an additional grant of 50,000 shares of restricted stock, on August 28, 2019, for advisory services provided to the Company with an aggregate grant date fair value of $78,000, which will vest in full on July 12, 2019. For the year ended December 31, 2019, there was compensation of $26,000, related to these grants.

Effective September 27, 2018, the Board no longer has a formal compensation program; provided that the Board of Directors and/or the Compensation Committee may authorize compensation (including, but not limited to cash, options and restricted stock) to the members of the Board of Directors from time to time in their discretion.

Agreements with Current Named Executive Officers

Dr. Simon Kukes. Dr. Kukes has agreed to receive an annual salary of $1 as his compensation for serving as Chief Executive Officer of the Company and as a member of the Board of Directors and to not charge the Company for any personal business expenses he incurs in connection with such positions. Notwithstanding the above, Dr. Kukes was not paid any salary for 2019 or 2018.

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

In connection with the Company’s consolidation of accounting operations to its new Houston, Texas headquarters, on December 31, 2018, the Company and Mr. Overholtzer entered into a Separation and General Release Agreement (the “Overholtzer Separation Agreement”) pursuant to which, effective December 31, 2018 (the “Overholtzer Separation Date”), Mr. Overholtzer and the Company mutually agreed to discontinue Mr. Overholtzer’s employment with the Company and Mr. Overholtzer resigned from all positions held with the Company and its subsidiaries. Mr. Overholtzer continues to work with the Company in a transitional consulting capacity until April 7, 2019 (the “Transition Period”) pursuant to a Consulting Agreement entered into by and between the Company and Mr. Overholtzer on January 1, 2019 (the “Overholtzer Consulting Agreement”).   Pursuant to the Overholtzer Consulting Agreement, Mr. Overholtzer agreed to provide accounting and financial reporting services and support to the Company for an average of up to six (6) hours per week during the Overholtzer Transition Period in exchange for cash compensation of $15,000 per month and continued COBRA insurance coverage for Mr. Overholtzer and his dependents paid for by the Company during the Overholtzer Transition Period. Upon the successful conclusion of the Overholtzer Transition Period, (i) the Company agreed to accelerate the vesting of an aggregate of 20,000 shares of restricted common stock previously issued to Mr. Overholtzer by the Company (the “Unvested Overholtzer Shares”), which would have otherwise vested ratably over three years through December 12, 2021, subject to Mr. Overholtzer’s continued service to the Company, and which would have otherwise been forfeited by Mr. Overholtzer upon his separation from the Company prior to such vesting date, (ii) the Company agreed to accelerate the vesting of options to purchase an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $0.3088 per share previously issued to Mr. Overholtzer by the Company (the “Unvested Overholtzer Options”), which would have otherwise vested in full on June 28, 2019, subject to Mr. Overholtzer’s continued service to the Company, and which would have otherwise been forfeited by Mr. Overholtzer upon his separation from the Company prior to such vesting date, and (iii) the Company agreed to extend the exercise period for all of Mr. Overholtzer’s options for a period of three (3) years following the Overholtzer Separation Date (regardless of their original terms).  In addition, pursuant to the Overholtzer Separation Agreement, Mr. Overholtzer agreed to fully-release the Company from all claims in exchange for the Company agreeing to pay a lump sum cash payment of $15,833.33 to Mr. Overholtzer following the effectiveness of the Overholtzer Separation Agreement.

Equity Incentive Plans

2012 Plan

General. On June 26, 2012, our board of directors adopted the Blast Energy Services, Inc. 2012 Equity Incentive Plan, which was approved by our stockholders on July 30, 2012 and subsequently renamed to the PEDEVCO Corp. 2012 Equity Incentive Plan in connection with our name change from Blast Energy Services, Inc. to PEDEVCO Corp. The 2012 Equity Incentive Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, stock appreciation rights, or SARs, and performance units and performance shares. Subject to the provisions of the 2012 Equity Incentive Plan relating to adjustments upon changes in our common stock, an aggregate of 200,000 shares of common stock were reserved for issuance under the 2012 Equity Incentive Plan. On April 23, 2014, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on June 27, 2014. On July 27, 2015, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 300,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on October 7, 2015. On October 21, 2016, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on December 28, 2016. On November 6, 2017, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 1,500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on December 28, 2017. On August 10, 2018, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 3,000,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on September 27, 2018. On July 1, 2019, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 2,000,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on August 28, 2019.

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

As of the date of this Annual Report, options to purchase 678,000 shares of common stock and 3,980,130 shares of restricted stock have been issued under the 2012 Plan, with 3,341,870 shares of common stock remaining available for issuance under the 2012 Plan. The options have a weighted average exercise price of $2.69 per share and have expiration dates ranging from 2020 to 2023.

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

As of the date of this Annual Report, 21,635 options remain outstanding under the 2012 Pre-Merger Plan. These options have a weighted average exercise price of $4.98 per share and have expiration dates ranging from May 31, 2021 to June 18, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 27, 2020, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our Named Executive Officers; and (d) all current directors and Named Executive Officers, as a group. As of March 27, 2020, there were 72,125,328 shares of common stock and no shares of Series A Convertible Preferred Stock issued and outstanding.

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

	Common Stock
	Number of Common Stock Shares Beneficially Owned (1)	Percent of Common Stock (1)
Named Executive Officers and Directors
Simon G. Kukes (2)	53,760,368	74.5%
Clark R. Moore (3)	450,144	*
Ivar Siem (4)	287,100	*
J. Douglas Schick (5)	259,000	*
John J. Scelfo (6)	201,000	*
Paul A. Pinkston (7)	115,000	*
H. Douglas Evans (8)	180,000	*
Frank C. Ingriselli (9)**	351,081	*
Gregory Overholtzer (10)**	182,326	*
Michael L. Peterson (11)**	205,000	*
All Named Executive Officers and Directors as a group (seven persons)	55,352,612	76.3%

Greater than 5% Stockholders
SK Energy, LLC (12)	51,791,325	71.8%

Viktor Tkachev (13)	8,500,000	11.8%
Arhitektora Vlasova Street 22 Apt 93
Moscow, Russia 117393

*Less than 1%.
** Former Officers

Unless otherwise stated, the address of each stockholder is c/o PEDEVCO Corp., 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079.

(1)
Ownership voting percentages are based on 72,125,328 total shares of common stock which were outstanding as of March 27, 2020, provided that shares of common stock subject to options, warrants or other convertible securities (including the common stock issuable upon exercise of convertible promissory notes) that are currently exercisable or convertible, or exercisable or convertible within 60 days of the applicable date of determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the securities shown as beneficially owned by such person.

(2)
Consisting of the following: (a) 51,791,325 shares of common stock held by SK Energy LLC, an entity which Dr. Simon G. Kukes is deemed to beneficially own; (b) 1,256,043 shares of fully-vested common stock held by Dr. Kukes; (c) 710,000 unvested shares of common stock held by Dr. Kukes, 100,000 of which vest on each of December 12, 2020 and December 12, 2021, and 170,000 of which vest on each of January 13, 2021, January 13, 2022 and January 13, 2023, provided that Dr. Kukes remains employed by us, or is a consultant to us, on such vesting dates; and (d) 1,000 shares of fully-vested common stock held by the spouse of Dr. Kukes, and 1,000 unvested shares of common stock of which 500 shares vest on each of December 12, 2021 and December 12, 2022, provided that his spouse remains an employee of, or consultant to, the Company on such vesting dates. Dr. Kukes has voting control over his unvested shares of common stock.

(3)
Consisting of the following: (a) 197,076 fully-vested shares of common stock held by Mr. Moore; (b) 2,867 fully-vested shares of common stock held by each of Mr. Moore’s two children, which he is deemed to beneficially own; (c) 196,000 unvested shares of common stock held by Mr. Moore, 17,000 of which vest on each of December 12, 2020 and December 12, 2021, and 54,000 of which vest on each of January 13, 2021, January 13, 2022 and January 13, 2023, provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates; (d) options to purchase 23,334 shares of common stock exercisable by Mr. Moore at an exercise price of $5.10 per share; and (e) options to purchase 28,000 shares of common stock exercisable by Mr. Moore at an exercise price of $2.20 per share. Mr. Moore has voting control over his unvested shares of common stock.

(4)
Consisting of the following: (a) 187,000 shares of common stock held by American Resources Offshore Inc., which shares Mr. Siem is deemed to beneficially own (Mr. Siem disclaims beneficial ownership of the securities held by American Resources Offshore Inc., except to the extent of his pecuniary interest therein); and (b) 100,000 unvested shares of common stock held by Mr. Siem, which vest on July 12, 2020, provided that Mr. Siem remains a director, employee of, or consultant to the Company on such vesting date. Mr. Siem has voting control over his unvested shares of common stock.

(5)
Consisting of the following: (a) 22,333 shares of fully-vested common stock held by Mr. Schick; and (b) 236,667 unvested shares of common stock, 37,333 of which vest on each of December 12, 2021 and 37,334 which vest on December 12, 2022, and 54,000 of which vest on each of January 13, 2021, January 13, 2022 and January 13, 2023, provided that Mr. Schick remains employed by us, or is a consultant to us, on such vesting dates. Mr. Schick has voting control over his unvested shares of common stock.

(6)
Consisting of the following: (a) 11,000 shares of fully-vested common stock held by Mr. Scelfo; (b) 70,000 unvested shares of common stock, which vest on July 12, 2020, provided that Mr. Scelfo remains a director, employee of, or consultant to the Company on such vesting date; and (c) options to purchase 120,000 shares of common stock exercisable by Mr. Scelfo at an exercise price of $2.19 per share. Mr. Scelfo has voting control over his unvested shares of common stock.

(7)
Consisting of the following: (a) 10,000 shares of fully-vested common stock held by Mr. Pinkston; and (b) 105,000 unvested shares of common stock, 15,000 of which vest on December 12, 2020, and 30,000 of which vest on each of January 13, 2021, January 13, 2022 and January 13, 2023, provided that Mr. Pinkston remains employed by us, or is a consultant to us, on such vesting dates. Mr. Pinkston has voting control over his unvested shares of common stock.

(8)
Consisting of the following: (a) 30,000 shares of fully-vested common stock held by Mr. Evans; (b) 50,000 unvested shares of common stock, which vest on September 27, 2020, provided that Mr. Evans remains a director, employee of, or consultant to the Company on such vesting date; and (c) options to purchase 100,000 shares of common stock exercisable by Mr. Scelfo at an exercise price of $2.19 per share. Mr. Evans has voting control over his unvested shares of common stock.

(9)
Includes (a) options to purchase 39,081 shares of common stock exercisable by Mr. Ingriselli at an exercise price of $5.10 per share; and (b) options to purchase 37,000 shares of common stock exercisable by Mr. Ingriselli at an exercise price of $3.70 per share. The information presented with respect to the holder’s beneficial ownership is based solely on the Company’s record shareholder list and securities which the holder beneficially owns, to the best of the Company’s knowledge, which information has not been independently verified or confirmed.

(10)
Consisting of the following: (a) 14,559 fully-vested shares of common stock; (b) options to purchase 11,667 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $5.10 per share; (c) options to purchase 5,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $3.70 per share; (d) options to purchase 15,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $2.20 per share; (e) options to purchase 1,100 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $3.00 per share; (f) options to purchase 60,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $1.10 per share; and (g) options to purchase 75,000 shares of common stock exercisable by Mr. Overholtzer at an exercise price of $0.3088 per share. The information presented with respect to the holder’s beneficial ownership is based solely on the Company’s record shareholder list and securities which the holder beneficially owns, to the best of the Company’s knowledge, which information has not been independently verified or confirmed.

(11)
Consisting of 205,000 shares of common stock, including shares held by a family trust which Mr. Peterson is deemed to beneficially own.

(12)
Consisting of 51,791,325 shares of common stock held by SK Energy LLC, an entity which Dr. Simon G. Kukes is deemed to beneficially own due to his position as the Chief Executive Officer and 100% owner of SK Energy.

(13)
Consisting of the following: (a) 8,400,000 shares of common stock held by Mr. Tkachev; and (b) 100,000 unvested shares of common stock, which vest on May 8, 2020. Mr. Tkachev has voting control over his unvested shares of common stock.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2019, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders (1)	699,635	$2.76	3,341,870(2)
Equity compensation plans not approved by stockholders (3)	204,043	$1.58	-
Total	903,678	$2.50	3,341,870

(1)
Consists of (i) options to purchase 21,635 shares of common stock issued and outstanding under the Pacific Energy Development Corp. 2012 Amended and Restated Equity Incentive Plan, and (ii) options to purchase 678,000 shares of common stock issued and outstanding under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(2)	Consists of 3,341,870 shares of common stock reserved and available for issuance under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(3)
Consists of (i) options to purchase 53,714 shares of common stock granted by Pacific Energy Development Corp. to employees and consultants of the company in October 2011 and June 2012, and (ii) warrants to purchase 150,329 shares of common stock granted by PEDEVCO Corp. to lenders in June 2018.

Changes in Control

The Company is not currently aware of any arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as referenced below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference in this Item 13, there have been no transactions since January 1, 2018, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

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

Additional related party transactions are discussed in greater detail under  “Part I” – “Item 1. Business” – “Current Year Events” – “January 2019 SK Energy Convertible Note”; “Convertible Notes Amendment and Conversion”; and “SK Energy Note Amendment; Note Purchases and Conversion”; and “Part I” – “Item 8. Financial Statements and Supplementary Data” - “Note 8 – Notes Payable”; “Note 11 – Shareholders’ Equity – Common Stock” and “Note 14 – Related Party Transactions” of this Annual Report on Form 10-K, all of which information and disclosures is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

In addition, our Code of Ethics (described above under “Part III” –“Item 10. Directors, Executive Officers and Corporate Governance” – “Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services performed by Marcum LLP for the audit of our annual financial statements for the years ended December 31, 2019 and 2018 (in thousands).

	2019	2018
Audit Fees (1)	$131	$122
Audit-Related Fees (2)	-	-
Tax Fees (3)	40	27
All Other Fees (4)	14	18
Total	$185	$167

(1)
Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2019 and 2018 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by Marcum LLP for 2019 and 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(1) Financial Statements
INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for Years Ended December 31, 2019 and 2018

PEDEVCO Corp.:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018	F-5
Consolidated Statement of Changes in Shareholders’ Equity For the Years Ended December 31, 2019 and 2018	F-6
6Notes to Consolidated Financial Statements	F-7

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

March 30, 2020	By:	/s/ Dr. Simon Kukes
Dr. Simon Kukes
Chief Executive Officer and Director
(Principal Executive Officer)

March 30, 2020	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Dr. Simon Kukes	Chief Executive Officer and Director	March 30, 2020
Dr. Simon Kukes	(Principal Executive Officer)

By: /s/ Paul A. Pinkston	Chief Accounting Officer	March 30, 2020
Paul A. Pinkston	(Principal Financial and Accounting Officer)

By: /s/ John J. Scelfo	Chairman of the Board of Directors	March 30, 2020
John J. Scelfo

By: /s/ H. Douglas Evans	Director	March 30, 2020
H. Douglas Evans

By: /s/ Ivar Siem	Director	March 30, 2020
Ivar Siem

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number

2.1#	Purchase and Sale Agreement dated August 1, 2018, by and between Milnes and Minerals Inc., Chaveroo Minerals Inc., Ridgeway Arizona Oil Corp., and EOR Operating Company, as sellers and Pacific Energy Development Corp., as purchaser		8-K	2.1	August 1, 2018	001-35922
2.2#	Purchase and Sale Agreement dated January 11, 2019, by and between Manzano, LLC and Manzano Energy Partners, II, LLC, as seller and Pacific Energy Development Corp., as purchaser		8-K	2.1	January 14, 2019	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	August 2, 2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	April 23, 2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	February 24, 2015	001-35922
3.4	Certificate of Amendment to Certificate of Formation (1-for-10 Reverse Stock Split of Common Stock)		8-K	3.1	March 27, 2017	333-64122
3.5	Amendment to Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on June 26, 2018		8-K	3.1	June 26, 2018	001-35922

3.6	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)		8-K	3.3	March 6, 2008	333-64122
3.7	Amendment to the Bylaws (December 3, 2012)		8-K	3.1	December 6, 2012	000-53725
3.8	Amendment to Bylaws (October 25, 2016)		8-K	3.1	October 21, 2016	001-35922
4.1	Description of Securities of the Registrant	X
4.2	Form of Common Stock Certificate for PEDEVCO Corp.		S-3	4.1	October 23, 2013	333-191869
4.3	Form of PEDEVCO Corp. Series A Preferred Stock Certificate		10-K	4.2	March 31, 2014	001-35922
4.4	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Frank C. Ingriselli and the Registrant**		S-8	4.13	October 31, 2013	333-192002
4.5	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Clark R. Moore and the Registrant**		S-8	4.14	October 31, 2013	333-192002
10.1	PEDEVCO Corp. 2012 Equity Incentive Plan**		8-K	4.1	August 2, 2012	000-53725
10.2	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement **		S-8	4.2	October 31, 2013	333-192002
10.3	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement**		S-8	4.3	October 31, 2013	333-192002
10.4	Pacific Energy Development Corp. 2012 Equity Incentive Plan **		S-8	4.4	October 31, 2013	333-192002
10.5	PEDEVCO Corp. Amended and Restated 2012 Equity Incentive Plan **		S-8	4.1	December 28, 2017	333-222335
10.6	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement**		S-8	4.5	October 31, 2013	333-192002
10.7	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement **		S-8	4.6	October 31, 2013	333-192002
10.8	Pacific Energy Development Corp. - Form of Restricted Shares Grant Agreement **		S-8	4.7	October 31, 2013	333-192002
10.9	Pacific Energy Development Corp. - Form of Stock Option Agreement **		S-8	4.8	October 31, 2013	333-192002
10.10	PEDEVCO Corp. - Form of Indemnification Agreement **		10-K	10.11	March 31, 2014	001-35922

10.11	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore **	10-K	10.20	March 31, 2014	001-35922
10.12	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.43	March 31, 2014	001-35922
10.13	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.44	March 31, 2014	001-35922
10.14	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore **	10-K	10.58	March 31, 2014	001-35922
10.15	Amendment No. 2 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Michael L. Peterson**	8-K	10.3	April 27, 2016	001-35922
10.16	Employment Letter Agreement dated June 16, 2012, by and between Pacific Energy Development Corp. and Gregory Overholtzer**	8-K	10.4	April 27, 2016	001-35922
10.17	Amendment No. 1 to Employment Agreement dated April 25, 2016, by and between PEDEVCO Corp. and Gregory Overholtzer**	8-K	10.5	April 27, 2016	001-35922
10.18	Form of Amended and Restated Vesting Agreement dated April 25, 2016**	8-K	10.6	April 27, 2016	001-35922
10.19	Form of Warrant for Purchase of Common Stock (Investor Warrants)	8-K	10.5	May 17, 2016	001-35922
10.20	Form of Amended and Restated Warrant for Purchase of Common Stock (Investor Warrants)	8-K	10.6	May 17, 2016	001-35922
10.21	Call Option Agreement dated as of May 12, 2016, by and between PEDEVCO Corp. and Golden Globe Energy (US), LLC	8-K	10.12	May 17, 2016	001-35922

10.22	Employment Agreement, dated May 10, 2018, by and between Frank C. Ingriselli and Pacific Energy Development Corp.**	8-K	10.1	May 10, 2018	001-35922
10.23	Employee Separation and Release, dated May 10, 2018, by and between Michael L. Peterson and PEDEVCO Corp.**	8-K	10.2	May 10, 2018	001-35922
10.24	Independent Contractor Agreement, dated May 10, 2018, by and between Michael L. Peterson and PEDEVCO Corp.**	8-K	10.3	May 10, 2018	001-35922
10.25	$7.7 Million Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC, as lender, dated June 25, 2018	8-K	10.1	June 26, 2018	001-35922
10.26	Tranche A Note Repayment Agreement dated June 25, 2018, by and between PEDEVCO Corp. and the Tranche A Noteholders name therein	8-K	10.2	June 26, 2018	001-35922
10.27	Junior Notes Repayment Agreement dated June 25, 2018, by and between PEDEVCO Corp. and the Junior Noteholders name therein	8-K	10.3	June 26, 2018	001-35922
10.28	Bridge Note Repayment Agreement dated June 25, 2018, between PEDEVCO Corp. and the Bridge Noteholders name therein	8-K	10.4	June 26, 2018	001-35922
10.29	Form of Warrant for the Purchase of Common Stock dated June 25, 2018 (Tranche B Noteholders)	8-K	10.5	June 26, 2018	001-35922
10.30	PEDEVCO Corp. 2012 Equity Incentive Plan, as amended	S-8	4.1	September 27, 2018	333-227566
10.31	Form of Convertible Promissory Note between PEDEVCO Corp., as borrower and various lenders (including SK Energy LLC), dated August 1, 2018	8-K	10.1	August 1, 2018	001-35922
10.32	Stock Purchase Agreement dated August 1, 2018, by and between Pacific Energy Development Corp. and Hunter Oil Production Corp.	8-K	10.2	August 1, 2018	001-35922
10.33	Membership Interest Purchase Agreement dated August 1, 2018, by and between Pacific Energy Development Corp., as buyer, and MIE Jurassic Energy Corporation, as seller	8-K	10.3	August 1, 2018	001-35922

10.34	Offer Letter with J. Douglas Schick as President dated August 1, 2018**	8-K	10.4	August 1, 2018	001-35922
10.35	Warrant Repurchase Agreement between PEDEVCO Corp., Principal Growth Strategies, LLC, and RJ Credit LLC dated August 31, 2018	8-K	10.1	September 4, 2018	001-35922
10.36	Warrant Repurchase Agreement between PEDEVCO Corp. and Senior Health Insurance Company of Pennsylvania dated August 31, 2018	8-K	10.2	September 4, 2018	001-35922
10.37	Separation and General Release Agreement, dated September 6, 2018, between Pacific Energy Development Corp. and Frank C. Ingriselli**	8-K	10.1	September 10, 2018	001-35922
10.38	Agreement, dated September 6, 2018, between Global Venture Investments Inc. and Pacific Energy Development Corp.**	8-K	10.2	September 10, 2018	001-35922
10.39	Convertible Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC, dated October 25, 2018	8-K	10.1	October 26, 2018	001-35922
10.40	Offer Letter with Paul A. Pinkston as Chief Accounting Officer, dated October 16, 2018**	8-K	10.1	December 3, 2018	001-35922
10.41	Separation and General Release Agreement, dated December 31, 2018, between Pacific Energy Development Corp. and Gregory Overholtzer**	8-K	10.1	January 4, 2019	001-35922
10.42	Consulting Agreement, dated January 1, 2019, between Gregory Overholtzer and Pacific Energy Development Corp.**	8-K	10.2	January 4, 2019	001-35922
10.43	$15,000,000 Convertible Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC as lender, dated January 11, 2019	8-K	10.1	January 14, 2019	001-35922
10.44	First Amendment to Convertible Promissory Notes, dated February 15, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC	8-K	10.4	February 19, 2019	001-35922

10.45	First Amendment to Promissory Note, dated March 1, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC		8-K	10.1	March 4, 2019	001-35922
10.46	$14,999,998.20 Common Stock Subscription Agreement between PEDEVCO Corp. and SK Energy LLC, dated May 21, 2019		8-K/A	10.1	August 12, 2019	001-35922
10.47	PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan**		S-8	4.1	August 29, 2019	333-233525
10.48	$12,000,000 Common Stock Subscription Agreement between PEDEVCO Corp. and Viktor Tkachev, dated September 17, 2019		8-K	10.1	September 18, 2019	001-35922
10.49	$13,000,000.14 Common Stock Subscription Agreement between PEDEVCO Corp. and SK Energy LLC, dated September 17, 2019		8-K	10.1	September 18, 2019	001-35922
10.50	Advisory Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and Ivar Siem		10-Q	10.12	November 8, 2019	001-35922
10.51	Sublease Letter Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and SK Energy, LLC		10-Q	10.13	November 8, 2019	001-35922
10.52	Advisory Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and Viktor Tkachev		10-Q	10.14	November 8, 2019	001-35922
14.1	Code of Ethics and Business Conduct		8-K/A	14.1	August 8, 2012	000-53725
16.1	Letter dated July 30, 2018 from GBH CPAs, PC to the Securities and Exchange Commission		8-K	16.1	August 1, 2018	001-35922
21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of Marcum LLP	X
23.2	Consent of Cawley, Gillespie & Associates, Inc.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1	Reserves Report of Cawley, Gillespie & Associates, Inc. for reserves of PEDEVCO Corp. as of December 31, 2019	*
99.2	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	September 5, 2013	001-35922
99.3	Charter of the Compensation Committee		8-K	99.2	September 5, 2013	001-35922
99.4	Charter of the Audit Committee		8-K	99.3	September 5, 2013	001-35922
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Furnished herein.
**	Indicates management contract or compensatory plan or arrangement.

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