Form 10-Q
period 2020-03-31
PEDEVCO CORP
filed 2020-05-15
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

At May 12, 2020, there were 71,125,328 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.

Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (amounts in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$12,401	$22,415
Accounts receivable – oil and gas	2,824	4,602
Prepaid expenses and other current assets	77	73
Total current assets	15,302	27,090

Oil and gas properties:
Oil and gas properties, subject to amortization, net	85,122	76,952
Oil and gas properties, not subject to amortization, net	7,730	14,896
Total oil and gas properties, net	92,852	91,848

Operating lease – right-of-use asset	338	360
Other assets	3,588	3,598
Total assets	$112,080	$122,896

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,622	$12,099
Accrued expenses	2,226	1,972
Revenue payable	823	827
Operating lease liabilities – current	99	97
Asset retirement obligations – current	43	225
Total current liabilities	7,813	15,220

Long-term liabilities:
Operating lease liabilities	274	300
Asset retirement obligations	1,895	1,874
Total liabilities	9,982	17,394

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 72,125,328 and 71,061,328 shares issued and outstanding, respectively	72	71
Additional paid-in capital	201,879	201,027
Accumulated deficit	(99,853)	(95,596)
Total shareholders’ equity	102,098	105,502
Total liabilities and shareholders’ equity	$112,080	$122,896

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Oil and gas sales	$2,832	$1,568

Operating expenses:
Lease operating costs	1,522	970
Exploration expense	30	10
Selling, general and administrative expense	2,123	1,328
Depreciation, depletion, amortization and accretion	3,437	2,249
Total operating expenses	7,112	4,557

Gain on sale of oil and gas properties	-	920

Operating loss	(4,280)	(2,069)

Other income (expense):
Interest expense	-	(826)
Interest income	24	-
Other expense	(1)	(100)
Total other income (expense)	23	(926)

Net loss	$(4,257)	$(2,995)

Loss per common share:
Basic and diluted	$(0.06)	$(0.11)

Weighted average number of common shares outstanding:
Basic and diluted	71,996,295	27,828,383

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(4,257)	$(2,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	3,437	2,249
Amortization of debt discount	-	161
Amortization of right-of-use asset	22	-
Share-based compensation expense	853	299
Gain on sale of oil and gas properties	-	(920)
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	1,778	(53)
Prepaid expenses and other current assets	(4)	49
Accounts payable	(3,373)	1,847
Accrued expenses	254	(1,954)
Accrued expenses – related parties	-	657
Revenue payable	(4)	30
Net cash used in operating activities	(1,294)	(630)

Cash Flows From Investing Activities:
Cash paid for the acquisition of oil and gas properties	-	(700)
Cash paid for drilling and completion costs	(8,720)	(9,279)
Proceeds from the sale of oil and gas property	-	1,175
Net cash used in investing activities	(8,720)	(8,804)

Cash Flows From Financing Activities:
Proceeds from notes payable – related parties	-	15,000
Net cash provided by financing activities	-	15,000

Net (decrease) increase in cash and restricted cash	(10,014)	5,566
Cash and restricted cash at beginning of period	25,712	5,779
Cash and restricted cash at end of period	$15,698	$11,345

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$4,128	$3,656
Changes in estimates of asset retirement costs	$210	$11
Acquisition of asset retirement obligations	$-	$33
Issuance of restricted common stock	$1	$-
Common stock issued for debt conversion	$-	$55,075

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at January 1, 2020	71,061,328	$71	$201,027	$(95,596)	$105,502
Issuance of restricted common stock	1,119,000	1	(1)	-	-
Rescinded restricted common stock	(55,000)	-	-	-	-
Share-based compensation	-	-	853	-	853
Net loss	-	-	-	(4,257)	(4,257)
Balances at March 31, 2020	72,125,328	$72	$201,879	$(99,853)	$102,098

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at January 1, 2019	15,808,445	$16	$101,450	$(84,494)	$16,972
Issuance of common stock for debt conversion	29,480,383	29	55,046	-	55,075
Share-based compensation	-	-	299	-	299
Net loss	-	-	-	(2,995)	(2,995)
Balances at March 31, 2019	45,288,828	$45	$156,795	$(87,489)	$69,351

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, have been omitted.

The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company's future financial condition and liquidity will be impacted by, among other factors, the success of our drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, the actual cost of exploration, appraisal and development of our prospects, the prevailing prices for, and demand for, oil and natural gas.

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

As a result of the recent COVID-19 outbreak, and the recent sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, as of April 24, 2020, the Company has shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment. The Company anticipates resuming production once the realized wellhead price recovers to the mid-$20’s/Bbl for a reasonable period of time. Wellhead prices as of the filing of this report were approximately $13.00/Bbl for our Permian Basin Asset properties and $17.00/Bbl for our D-J Basin Asset properties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2019 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2019.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Oil sales	$2,703	$1,453
Natural gas sales	89	109
Natural gas liquids sales	40	6
Total revenue from customers	$2,832	$1,568

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2020.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Cash	$12,401	$22,415
Restricted cash included in other assets	3,297	3,297
Total cash and restricted cash	$15,698	$25,712

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2020 (in thousands):

	Balance at December 31,				Balance at March 31,
	2019	Additions	Disposals	Transfers	2020
Oil and gas properties, subject to amortization	$107,164	$4,475	$-	$7,284	$118,923
Oil and gas properties, not subject to amortization	14,896	117	-	(7,284)	7,729
Asset retirement costs	1,547	(210)	-	-	1,337
Accumulated depreciation and depletion	(31,759)	(3,378)	-	-	(35,137)
Total oil and gas assets	$91,848	$1,004	$-	$-	$92,852

For the three-month period ended March 31, 2020, the Company incurred $4,592,000 in capital costs primarily related to the drilling of a salt water disposal well (“SWD”) in our Permian Basin Asset in order to increase the produced water injection capacity for the Company’s Chaveroo field and, in turn, increase production of the corresponding wells therein. The drilling and completion of the SWD has currently been postponed due to the recent downturn in the economic conditions in the oil and gas industry. The Company will continue to monitor the environment for future completion opportunities.

Also, the Company transferred $7,284,000 in capital costs from three recently completed wells, for which production had not commenced, from unproved properties to proved properties, when production began during the early part of 2020. Additionally, drilling and completion costs of $7,729,000, the majority of which were incurred in the prior year and for the uncompleted SWD noted above, and one well in the Permian Asset, for which production had not yet commenced; therefore, these amounts were included in the amount not subject to amortization at March 31, 2020.

The depletion recorded for production on proved properties for the three months ended March 31, 2020 and 2019, amounted to $3,378,000, compared to $2,140,000, respectively.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Three Months Ended March 31, 2020
Balance at the beginning of the period (1)	$2,099
Accretion expense	49
Changes in estimates	(210)
Balance at end of period (2)	$1,938

(1)
Includes $225,000 of current asset retirement obligations at December 31, 2019.

(2)
Includes $43,000 of current asset retirement obligations at March 31, 2020.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

  Currently, the Company has one operating lease for office space that requires ASC Topic 842 treatment, discussed below.

Discount Rate

The Company’s leases typically do not provide an implicit rate. Accordingly, the Company is required to use its incremental borrowing rate in determining the present value of lease payments based on the information available at commencement date. The Company’s incremental borrowing rate would reflect the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. However, the Company currently maintains no debt, and in order to apply an appropriate discount rate, the Company used an average discount rate of eight publicly-traded peer group companies similar to it based on size, geographic location, asset types and/or operating characteristics.

Office Lease

The Company has a sublease for its corporate offices in Houston, Texas on approximately 5,200 square feet of office space that expires on August 31, 2023 and has a base monthly rent of approximately $10,000.

The Company also has a lease for 187 square feet of office space located in Danville, California for the Company’s General Counsel. The monthly rent is $1,200, and the lease is renewable on a six-month basis and was extended for an additional six months in February 2020. The Company did not apply ASC Topic 842 to this lease, as the lease term and extension period are for 12-months or less, and we cannot currently conclude if the lease will be renewed or extended beyond a 12-month period. In April 2020, the Company was granted a 20% discount on the remaining lease term. Therefore, the total current obligation for the remainder of this lease through July 2020 is $3,800.

For the three months ended March 31, 2020, the Company incurred lease expense of $32,500, for the combined leases.

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Three Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities $	$29

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

March 31, 2020
Operating lease – right-of-use asset	$338

Operating lease liabilities - current	$99
Operating lease liabilities - long-term	274
Total lease liability	$373

The weighted-average remaining lease term for the Company’s operating lease is 3.4 years as of March 31, 2020, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2020	$87
2021	118
2022	121
2023	82
Thereafter	-
Total lease payments	408
Less imputed interest	(35)
Total lease liability	$373

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 170 net acres expire during the remainder of 2020, and no significant net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, 1,190 acres are due to expire in 2020 and 7,645 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2020, the Company granted an aggregate of 1,119,000 restricted stock awards to various employees and a consultant of the Company. Additionally, 55,000 shares of restricted common stock were forfeited to the Company and cancelled due to an employee termination (see Note 10 below).

Warrants

During the three months ended March 31, 2020, no warrants were granted, exercised or cancelled, and as of March 31, 2020, the Company had warrants to purchase 150,329 shares of common stock outstanding, with an exercise price of $0.32 per share and a June 25, 2021 expiration date. The intrinsic value of these outstanding, as well as exercisable, warrants at March 31, 2020 was $83,000.

NOTE 10 – SHARE-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

On January 13, 2020, restricted stock awards were granted to various employees and one consultant for an aggregate of 1,049,000 (including 924,000 restricted stock awards to officers of the Company) and 70,000 shares, respectively, of the Company’s common stock, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant of the 1,049,000 shares of restricted stock vest as follows: 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,172,000, based on the market price on the issuance date. The grant of the 70,000 shares of restricted stock vest as follows: 100% on the one-year anniversary of the grant date, subject to the recipient’s continued service with the Company. These shares have a total fair value of $118,000, based on the market price on the issuance date.

In February 2020, 55,000 shares of restricted common stock were forfeited to the Company and cancelled due to an employee termination. As a result, these shares are once again eligible to be awarded under the Company’s Amended and Restated 2012 Equity Incentive Plan.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three months ended March 31, 2020 was $708,000. The remaining unamortized stock-based compensation expense at March 31, 2020 related to restricted stock was $2,066,000.

Options

During the three months ended March 31, 2020, no options were exercised, options to purchase 733,000 shares of common stock were granted (discussed below), options to purchase 34,000 shares of common stock expired, and options to purchase 90,000 shares of common stock were cancelled.

 On January 13, 2020, the Company granted options to purchase an aggregate of 733,000 shares of common stock to various Company employees at an exercise price of $1.68 per share. The options have a term of five years and fully vest in January 2023, with 33.3% of each grant vesting each subsequent year from the date of grant, contingent upon each recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $1,053,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.63%, (2) expected term of 3.5 years, (3) expected volatility of 155%, and (4) zero expected dividends.

During the three months ended March 31, 2020, the Company recognized stock option expense of $145,000. The remaining amount of unamortized stock options expense at March 31, 2020, was $801,000.

The intrinsic value of outstanding and exercisable options at March 31, 2020 was $64,000.

Option activity during the three months ended March 31, 2020 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2019	753,349	$3.30	2.4
Granted	733,000	$1.68
Expired/Canceled	(124,000)	$2.23
Outstanding at March 31, 2020	1,362,349	$2.32	1.8
Exercisable at March 31, 2020	686,016	$2.97	2.3

NOTE 11 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2020 and 2019 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended March 31, 2020 and 2019.

NOTE 12 – SUBSEQUENT EVENTS

On April 22, 2020, the Company received loan proceeds of $370,000 (the “PPP Loan”) under the U. S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). The PPP Loan is evidenced by a promissory note, dated as of April 11, 2020 (the “Note”), between the Company and Texas Capital Bank, N.A. The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium.  No payments of principal or interest are due during the six-month period beginning on the date of the Note. The principal and accrued interest under the Note are forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements.

On April 23, 2020, the SBA issued new guidance that cast doubt on the ability of public companies to qualify for a PPP loan. As a result, out of an abundance of caution, on May 1, 2020, the Company repaid the full amount of the PPP loan to Texas Capital Bank, N.A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “goal” and similar expressions identify such a statement was made, although not all forward-looking statements contain such identifying words. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in this and our other SEC filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements except as required by law. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

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
●
general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, COVID-19);
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

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, and the unaudited consolidated financial statements included in this quarterly report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 3 of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2020, above.

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

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  As of March 31, 2020, we held 38,258 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 11,948 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of March 31, 2020, we held interests in 379 gross (302 net) wells in our Permian Basin Asset, of which 23 were active producers, 15 were active injectors and one well was an active Saltwater Disposal Well (“SWD”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 75 gross (21.9 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and were producing, 36 gross (5.6 net) wells are non-operated, and 21 wells have an after-payout interest.

As a result of the recent COVID-19 outbreak, and the recent sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, as of April 24, 2020, the Company has shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, noting that most of the Company’s acreage is held by production with no drilling obligations, which provides the Company with flexibility to hold back on production and development during periods of low oil and gas prices. The Company continues to monitor contractual operating and production requirements, if and as applicable, related to its operated oil and gas leases to ensure compliance therewith. The Company anticipates resuming production once the realized wellhead price recovers to the mid-$20’s/Bbl for a reasonable period of time. Wellhead prices as of the filing of this report were approximately $13.00/Bbl for our Permian Basin Asset properties and $17.00/Bbl for our D-J Basin Asset properties.

Strategy

We believe that horizontal development and exploitation of conventional assets in the Permian Basin and development of the Wattenberg and Wattenberg Extension in the D-J Basin, represent among the most economic oil and natural gas plays in the U.S. We plan to optimize our existing assets and opportunistically seek additional acreage proximate to our currently held core acreage, as well as other attractive onshore U.S. oil and gas assets that fit our acquisition criteria, that Company management believes can be developed using our technical and operating expertise and be accretive to stockholder value, provided that, as discussed above, the price of oil recovers.

Specifically, we seek to increase stockholder value through the following strategies:

●
Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the Permian Basin and the D-J Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves growth. We have identified approximately 150 gross drilling locations across our Permian Basin acreage based on 20-acre spacing. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.
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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. Prior to the COVID-19 outbreak, our 2020 development plan included several carryover projects from 2019’s Phase II Permian Basin Asset development plan, including the drilling of an SWD well in the Chaveroo field (Chaves and Roosevelt Counties, New Mexico) and production hookup and commencement on five horizontal San Andres wells drilled in 2019, with our plan for the later part of 2020 contemplating the drilling of two horizontal San Andres wells on our Permian Basin Asset, several potential San Andres well reactivation projects, and several enhancement and facilities projects throughout all our operated assets.  However, due to the COVID-19 outbreak, all of these projects have been put on hold indefinitely until oil prices recover, including our 2019 Phase II Permian Basin Asset carry-over projects.  Should oil prices recover to approximately $50/Bbl (WTI), the Company will evaluate which projects, if any, it plans to develop in the remainder of 2020, with up to $14.5 million total in capital expenditure budgeted for 2020 (of which we have deployed $6 million in 2020 to date), including up to $2 million earmarked for D-J Basin Asset projects pending receipt of wells proposals that meet our participation criteria.  The Company anticipates that it can fund the potential additional $8.5 million capital expenditure through cash from operations together with approximately $13 million of existing cash on the balance sheet as of the filing date of these financial statements, of which carryover capital would account for approximately $5 million, and the balance being deployed for new development projects.  We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director (“SK Energy”), which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund 2020 capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to delay or extend the drilling program and associated capital expenditures into 2021.

Results of Operations and Financial Condition

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the three months ended March 31, 2020 (in thousands):

Capital Expenditures
Leasehold Acquisitions	$62
Drilling and Facilities	4,530
Total*	$4,592

*(see “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 6 - Oil and Gas Properties”).

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by among other factors, weather conditions, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our natural gas and crude oil and condensate revenues, refer to “Results of Operations” below.

Results of Operations

The following discussion and analysis of the results of operations for the three-month period ended March 31, 2020, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

We reported a net loss for the three-month period ended March 31, 2020 of $4.3 million, or ($0.06) per share, compared to a net loss for the three-month period ended March 31, 2019 of $3.0 million or ($0.11) per share. The increase in net loss of $1.3 million was primarily due to a $2.6 million increase in total operating costs due to our increased production and corresponding depletion costs, offset by an increase in revenue of $1.3 million related to our increased production, when comparing the current period to the prior year period.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	82,492	30,207	52,285	173%
Natural Gas (Mcf)	60,866	23,964	36,902	154%
NGL (Bbls)	3,879	911	2,968	326%
Total (Boe) (1)	96,515	35,112	61,403	175%

Crude Oil (Bbls per day)	907	332	575	173%
Natural Gas (Mcf per day)	669	263	406	154%
NGL (Bbls per day)	43	10	33	330%
Total (Boe per day) (1)	1,062	378	684	181%

Average Sale Price:
Crude Oil ($/Bbl)	$32.76	$48.10	$(15.34)	(32%)
Natural Gas ($/Mcf)	1.47	4.57	(3.10)	(68%)
NGL ($/Bbl)	10.32	5.97	4.35	73%

Net Operating Revenues (in thousands):
Crude Oil	$2,703	$1,453	$1,250	86%
Natural Gas	89	109	(20)	(18%)
NGL	40	6	34	567%
Total Revenues	$2,832	$1,568	$1,264	81%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the three-month period ended March 31, 2020 increased $1.3 million, or 81%, to $2.8 million, compared to $1.6 million for the same period a year ago, due primarily to a favorable volume variance of $1.8 million, offset by an unfavorable price variance of $0.5 million. Production increases are primarily from five new productive wells in our Permian Basin, as well as our participation (non-operated working interest) in the drilling and completion of 11 productive wells in our D-J Basin and additional workover activities, which occurred in the latter part of the 2019 fiscal year and are now being realized in the current period.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,089	$771	$318	41%
Workovers	166	86	80	93%
Other*	267	113	154	136%
Total Lease Operating Expenses	1,522	970	552	57%

Exploration Expenses	30	10	20	200%
Depreciation, Depletion,
Amortization and Accretion	3,437	2,249	1,188	53%

General and Administrative (Cash)	$1,270	$1,029	$241	23%
Share-Based Compensation (Non-Cash)	853	299	554	185%
Total General and Administrative Expense	2,123	1,328	795	60%

Interest Expense	$-	$826	$(826)	(100%)
Interest Income	$24	$-	$24	100%
Other Expense	$1	$100	$(99)	(99%)

*Includes severance, ad valorem taxes and marketing costs

Lease Operating Expenses. The increase of $0.6 million was primarily due to higher direct and variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to the completion of new wells in our Permian Basin Asset as well as our participation in the completion of wells in our D-J Basin Asset by outside operators in the latter part of 2019. Additionally, direct operating lease expenses did not increase relative to production due to the existing infrastructure and tank batteries already in place for the newly completed wells.

Exploration Expense.  There was minimal change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $1.2 million increase was primarily the result of higher oil volume resulting from the increased number of wells and increased oil production from our new producing wells during the current year’s period, compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation). The increase of $0.2 million in general and administrative expenses (excluding share-based compensation) was primarily due to increases in payroll, as well as other cost increases, resulting from additional personnel and consultants during the current year’s period, compared to the prior year’s period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased by $0.6 million primarily due to an increase in the awarding of employee stock-based options and restricted stock as compensation. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense.  The decrease of $0.8 million was due primarily to the Company having no debt in the current period, compared to the prior year’s period.

Interest Income and Other Expense. Includes interest earned from our interest-bearing cash accounts, and the write-off of a $0.1 million third party option related to an option to acquire shares of Caspian Energy, which expired unexercised.

Liquidity and Capital Resources

The primary sources of cash for the Company during the three-month period ended March 31, 2020 were from the sales of crude oil and natural gas. The primary uses of cash were funds used for development costs and operations. To help conserve its operating cash, effective April 1, 2020, the Company implemented a 20% reduction in salary for all of the Company’s salaried employees and officers, to continue until the oil markets have recovered to acceptable levels.

Working Capital

At March 31, 2020, the Company’s total current assets of $15.3 million exceeded its total current liabilities of $7.8 million, resulting in a working capital surplus of $7.5 million, while at December 31, 2019, the Company’s total current assets of $27.1 million exceeded its total current liabilities of $15.2 million, resulting in a working capital surplus of $11.9 million. The $4.4 million decrease in our working capital surplus is primarily related to cash used to fund payables and accrued expenses related to our capital drilling projects and operational expenses.

Financing

We did not engage in any financing transactions during the three-month period ended March 31, 2020. We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director (“SK Energy”), which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund 2020 capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to delay or extend the drilling program and associated capital expenditures into 2021. Furthermore, as a result of the recent COVID-19 outbreak, and the recent sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, as of April 24, 2020, the Company has shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment. If oil prices remain at current levels, the Company expects to continue to shut-in its oil and gas production, which would result in no cash flow being generated from operations, have a material adverse effect on the Company’s projected cash flow from operations, and, once our cash on hand is depleted, eventually require additional infusions of capital through debt and/or equity financings, asset sales, farm-out arrangements, lines of credit, or other means.

Cash Flows (in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities	$(1,294)	$(630)
Cash flows used in investing activities	(8,720)	(8,804)
Cash flows provided by financing activities	-	15,000
Net increase (decrease) in cash and restricted cash	$(10,014)	$5,566

Cash Flows provided by Operating Activities. Net cash used in operating activities increased by $0.7 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in our net loss of $1.1 million, coupled with an increase in depreciation, depletion and amortization of $1.2 million from our increased production in the current period, offset by net decreases to certain of our other components of working capital, which are also related to our increased revenue and production levels from our activity in the current period.

Cash Flows used in Investing Activities. There was a nominal decrease in net cash used in investing activities as each period was highlighted by approximately $8.7 and $8.8 million, respectively, in capital spending.

Cash Flows provided by Financing Activities.  There were no cash flows provided by financing in the current period compared to $15.0 million in proceeds from the issuance of a related party note payable in the prior period, which has since been converted to common stock.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of March 31, 2020, we did not have any off-balance sheet arrangements.

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

None.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of March 31, 2020, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on March 30, 2020 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, other than as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “Declines in oil and, to a lesser extent, NGL and natural gas prices, will adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.” from the Form 10-K is replaced and superseded by the following:

Declines in oil and, to a lesser extent, NGL and natural gas prices, have in the past, and will continue in the future to, adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 88% of our estimated proved reserves as of December 31, 2019 were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, most recently dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. During the year ended December 31, 2019, the daily NYMEX WTI oil spot price ranged from a high of $66.24 per Bbl to a low of $46.31 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $4.25 per MMBtu to a low of $1.75 per MMBtu.

The risk factor entitled “Our success is dependent on the prices of oil, NGLs and natural gas. Low oil or natural gas prices and the substantial volatility in these prices will adversely affect, and is expected to continue to adversely affect, our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial obligations.” from the Form 10-K is replaced and superseded by the following:

Our success is dependent on the prices of oil, NGLs and natural gas. Low oil or natural gas prices and the substantial volatility in these prices will adversely affect, and is expected to continue to adversely affect, our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial obligations.

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of crude oil has experienced significant volatility over the last five years, with the price per barrel of WTI crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then most recently dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak. Prices for natural gas and NGLs experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

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

●
overall worldwide economic conditions.

Declines in oil, NGL or natural gas prices will not only reduce our revenue, but will reduce the amount of oil, NGL and natural gas that we can produce economically. Should natural gas, NGL or oil prices remain at current levels for an extended period of time, we will continue to shut-in our operated wells, delay some or all of our exploration and development plans for our prospects, and cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities, and, as a result, we will have to make substantial downward adjustments to our estimated proved reserves, each of which would have a material adverse effect on our business, financial condition and results of operations.

The risk factor entitled “Our business and operations may be adversely affected by the recent COVID-19 or other similar outbreaks.” from the Form 10-K is replaced and superseded by the following:

Our business and operations have been adversely affected by, and are expected to continue to be adversely affected by, the recent COVID-19 outbreak, and may be adversely affected by other similar outbreaks.

As a result of the recent COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our subcontractors, customers and suppliers, have and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 outbreak.

The timeline and potential magnitude of the COVID-19 outbreak is currently unknown.  The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and gas.  For example, the outbreak of coronavirus has resulted in a widespread health crisis that will adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect our operating results. Other contagious diseases in the human population could have similar adverse effects. In addition, the effects of COVID-19 and concerns regarding its global spread have recently negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas and materially and has materially and adversely affected the demand for and marketability of our production, which production we have currently shut-in in total, and is anticipated to continue to adversely affect the same for the foreseeable future. As the potential impact from COVID-19 is difficult to predict, the extent to which it will negatively affect our operating results or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, have already negatively affected our first quarter results of operations, and are anticipated to have a negative impact on multiple future quarters’ results as well.

The risk factor entitled “Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.” from the Form 10-K is replaced and superseded by the following:

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices, and are expected to continuing having a material adverse effect for the foreseeable future. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent that it has already.

The risk factor entitled “The marketability of our production is dependent upon oil and natural gas gathering and transportation facilities owned and operated by third parties, and the unavailability of satisfactory oil and natural gas transportation arrangements would have a material adverse effect on our revenue.” from the Form 10-K is replaced and superseded by the following:

The marketability of our production is dependent upon oil and natural gas gathering, transportation, and storage facilities owned and operated by third parties, and the unavailability of satisfactory oil and natural gas transportation arrangements have had a material adverse effect on our revenue.

The unavailability of satisfactory oil and natural gas transportation arrangements has hindered our access to oil and natural gas markets and has delayed production from our wells. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for, and supply of, oil and natural gas and the proximity of reserves to pipelines, terminal facilities and storage facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, processing facilities, and storage facilities owned and operated by third parties. Our failure to obtain these services on acceptable terms could materially harm our business. Due to the current lack of demand, low prices, and high transportation costs, we have elected to shut-in all of our operated wells, resulting in a nearly complete loss of production revenue. Furthermore, we are obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases with respect to certain shut-in wells. We do not expect to purchase firm transportation capacity on third-party facilities. Therefore, we expect the transportation of our production to be generally interruptible in nature and lower in priority to those having firm transportation arrangements.

The disruption of third-party facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products. The third parties' control when or if such facilities are restored after disruption, and what prices will be charged for products. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

The risk factor entitled “An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production could adversely affect our business, financial condition and results of operations.” from the Form 10-K is replaced and superseded by the following:

An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production has adversely affected our business, financial condition and results of operations.

The prices that we will receive for our oil and natural gas production sometimes may reflect a discount to the relevant benchmark prices, such as the New York Mercantile Exchange (NYMEX), that are used for calculating hedge positions. The difference between the benchmark price and the prices we receive is called a differential. Increases in the differential between the benchmark prices for oil and natural gas and the wellhead price we receive has recently adversely affected, and is anticipated to continue to adversely affect, our business, financial condition and results of operations. We do not have, and may not have in the future, any derivative contracts or hedging covering the amount of the basis differentials we experience in respect of our production. As such, we will be exposed to any increase in such differentials.

The risk factor entitled “Downturns and volatility in global economies and commodity and credit markets could materially adversely affect our business, results of operations and financial condition.” from the Form 10-K is replaced and superseded by the following:

Downturns and volatility in global economies and commodity and credit markets have materially adversely affect our business, results of operations and financial condition.

Our results of operations are materially adversely affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, we have recently been adversely impacted, and anticipate to continue to be adversely impacted, due to a global reduction in consumer demand for oil and gas, and consumer lack of access to sufficient capital to continue to operate their businesses or to operate them at prior levels. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

The following are new risk factors which supplement the risk factors included in the Form 10-K:

We recently shut-in all of our operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, of which there can be no assurance.

As a result of the recent COVID-19 outbreak, and the recent sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, as of April 24, 2020, the Company has shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, noting that most of the Company’s acreage is held by production with no drilling obligations, which provides the Company with flexibility to hold back on production and development during periods of low oil and gas prices. The Company continues to monitor contractual operating and production requirements, if and as applicable, related it is operated oil and gas leases to ensure compliance therewith. The Company anticipates resuming production once the realized wellhead price recovers to the mid-$20’s/Bbl for a reasonable period of time. Wellhead prices as of the filing of this report were approximately $13.00/Bbl for our Permian Basin Asset properties and $17.00/Bbl for our D-J Basin Asset properties. While the Company’s producing wells are shut-in, the Company will not be generating revenues from such wells, and will need to use its cash on hand and funds the Company receives from borrowings and the sale of equity in order to pay its operating expenses. A continued period of low-priced oil may make it non-economical for the Company to operate its wells, which would have a material adverse effect on our operating results and the value of our assets. The Company cannot estimate the future price of oil, and as such cannot estimate, when the Company may again determine to begin producing oil at its operated wells.

We may be forced to write-down material portions of our assets if low oil prices continue.

The recent COVID-19 outbreak has led to an economic downturn resulting in lower oil prices, which has in turn made it uneconomical for us to operate our producing wells, which are currently shut-in. A continued period of low prices may force us to incur material write-downs of our oil and natural gas properties, which could have a material effect on the value of our properties, and cause the value of our securities to decline in value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended March 31, 2020, and through the date of the filing of this Report, which were not previously disclosed in a prior Quarterly Report on Form 10-Q, Annual Report on Form 10-K or in a Current Report on Form 8-K.

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

PEDEVCO Corp.

May 15, 2020	By:	/s/ Dr. Simon Kukes
Dr. Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 15, 2020	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

SELECTED BALANCE SHEET DATA
(Unaudited)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
10.1***	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore	10-K	10.20	March 31, 2014	001-35922
10.2***	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore	10-K	10.58	March 31, 2014	001-35922
10.3***	Amendment No. 2 to Employment Agreement, effective April 1, 2020, entered into by and between Clark R. Moore and PEDEVCO Corp.	8-K	10.3	March 31, 2020	001-35922
10.4***	Offer Letter with J. Douglas Schick as President dated August 1, 2018	8-K	10.4	August 1, 2018	001-35922
10.5***	Amendment No. 1 to Offer Letter, effective April 1, 2020, entered into by and between J. Douglas Schick and PEDEVCO Corp.	8-K	10.5	March 31, 2020	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
*** Management contract or compensatory plan, contract or arrangement.