Form 10-Q
period 2020-06-30
PEDEVCO CORP
filed 2020-08-14
CIK 1141197

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

At August 12, 2020, there were 72,125,328 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$10,209	$22,415
Accounts receivable – oil and gas	646	4,602
Prepaid expenses and other current assets	33	73
Total current assets	10,888	27,090

Oil and gas properties:
Oil and gas properties, subject to amortization, net	83,744	76,952
Oil and gas properties, not subject to amortization, net	8,090	14,896
Total oil and gas properties, net	91,834	91,848

Operating lease – right-of-use asset	316	360
Other assets	3,557	3,598
Total assets	$106,595	$122,896

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,729	$12,099
Accrued expenses	299	1,972
Revenue payable	799	827
PPP loan – current	165	-
Operating lease liabilities – current	101	97
Asset retirement obligations – current	-	225
Total current liabilities	4,093	15,220

Long-term liabilities:
PPP loan	205	-
Operating lease liabilities	248	300
Asset retirement obligations	1,973	1,874
Total liabilities	6,519	17,394

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 72,125,328 and 71,061,328 shares issued and outstanding, respectively	72	71
Additional paid-in capital	202,598	201,027
Accumulated deficit	(102,594)	(95,596)
Total shareholders’ equity	100,076	105,502
Total liabilities and shareholders’ equity	$106,595	$122,896

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2020	2019	2020	2019
Oil and gas sales	$656	$4,070	$3,488	$5,638

Operating expenses:
Lease operating costs	750	2,095	2,272	3,065
Exploration expense	-	13	30	23
Selling, general and administrative expense	1,422	1,644	3,545	2,972
Depreciation, depletion, amortization and accretion	1,912	2,784	5,349	5,033
Total operating expenses	4,084	6,536	11,196	11,093

Gain on sale of oil and gas properties	-	-	-	920

Operating loss	(3,428)	(2,466)	(7,708)	(4,535)

Other income (expense):
Interest expense	-	-	-	(826)
Interest income	8	9	32	9
Other income (expense)	679	(3)	678	(103)
Total other income (expense)	687	6	710	(920)

Net loss	$(2,741)	$(2,460)	$(6,998)	$(5,455)

Loss per common share:
Basic and diluted	$(0.04)	$(0.05)	$(0.10)	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	72,125,328	49,198,625	72,060,812	38,572,537

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(6,998)	$(5,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	5,349	5,033
Share-based compensation expense	1,572	697
Loss on disposal of fixed asset	24	-
Amortization of right-of-use asset	44	-
Gain on sale of oil and gas properties	-	(920)
Amortization of debt discount	-	161
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	3,956	(539)
Prepaid expenses and other current assets	40	142
Accounts payable	(2,199)	4,373
Accrued expenses	(1,673)	(450)
Accrued expenses – related parties	-	(943)
Revenue payable	(28)	(14)
Net cash provided by operating activities	87	2,085

Cash Flows From Investing Activities:
Cash paid for the acquisition of oil and gas properties	-	(1,056)
Cash paid for property and equipment	-	(47)
Cash paid for drilling and completion costs	(12,663)	(24,269)
Proceeds from the sale of oil and gas property	-	1,175
Net cash used in investing activities	(12,663)	(24,197)

Cash Flows From Financing Activities:
Proceeds from PPP loan	740	-
Repayment of PPP loan	(370)	-
Proceeds from the issuance of shares	-	18,000
Proceeds from notes payable – related parties	-	15,000
Net cash provided by financing activities	370	33,000

Net (decrease) increase in cash and restricted cash	(12,206)	10,888
Cash and restricted cash at beginning of period	25,712	5,779
Cash and restricted cash at end of period	$13,506	$16,667

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$7,261	$6,039
Changes in estimates of asset retirement costs	$230	$129
Issuance of restricted common stock	$1	$-
Acquisition of asset retirement obligations	$-	$33
Common stock issued for debt conversion	$-	$55,075

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)
(amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at January 1, 2020	71,061,328	$71	$201,027	$(95,596)	$105,502
Issuance of restricted common stock	1,119,000	1	(1)	-	-
Rescinded restricted common stock	(55,000)	-	-	-	-
Share-based compensation	-	-	853	-	853
Net loss	-	-	-	(4,257)	(4,257)
Balances at March 31, 2020	72,125,328	72	201,879	(99,853)	102,098
Share-based compensation	-	-	719	-	719
Net loss	-	-	-	(2,741)	(2,741)
Balances at June 30, 2020	72,125,328	$72	$202,598	$(102,594)	$100,076

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Totals
Balances at January 1, 2019	15,808,445	$16	$101,450	$(84,494)	$16,972
Issuance of common stock for debt conversion	29,480,383	29	55,046	-	55,075
Share-based compensation	-	-	299	-	299
Net loss	-	-	-	(2,995)	(2,995)
Balances at March 31, 2019	45,288,828	45	156,795	(87,489)	69,351
Issuance of restricted common stock	160,000	-	-	-	-
Issuance of common stock to non-affiliates	1,500,000	1	2,999	-	3,000
Issuance of common stock to affiliate	6,818,181	7	14,993	-	15,000
Warrants exercised	60,056	-	-	-	-
Share-based compensation	-	-	398	-	398
Net loss	-	-	-	(2,460)	(2,460)
Balances at June 30, 2019	53,827,065	$53	$175,185	$(89,949)	$85,289

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

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. As a result of the recent COVID-19 outbreak, and the recent sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, the Company temporarily shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, noting that most of the Company’s acreage is held by production with no drilling obligations, which provides the Company with flexibility to hold back on production and development during periods of low oil and gas prices. Following partial recovery in oil prices, commencing in early June 2020, the Company reactivated over 90% of its operated wells in the Permian Basin and the D-J Basin that the Company shut-in in mid-April 2020, and is now working to complete several carryover projects from 2019’s Phase II Permian Basin Asset development plan which it had put on hold due to the COVID-19 outbreak. The Company will continue to monitor oil prices with a view to reactivating all of its shut-in production and fully completing its 2019 carryover development plan.

The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions and other constraints on economic activity have caused a significant decrease in the demand for oil and has created disruptions and volatility in the global marketplace for oil and gas beginning in the first quarter of 2020, which negatively affected our results of operations and cash flows. These conditions persisted throughout the second quarter and continue to negatively affect our results of operations and cash flows. While demand and commodity prices have shown signs of recovery, they are not back to pre-pandemic levels, and financial results may continue to be depressed in future quarters. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact the supply and demand for oil and gas and our ability to produce and transport oil and gas and perform operations at and on our properties. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance. Refer to “Risk Factors” of this Form 10-Q) for a discussion of these factors and other risks.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Oil sales	$605	$4,037	$3,307	$5,490
Natural gas sales	41	26	131	135
Natural gas liquids sales	10	7	50	13
Total revenue from customers	$656	$4,070	$3,488	$5,638

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2020.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cash	$10,209	$22,415
Restricted cash included in other assets	3,297	3,297
Total cash and restricted cash	$13,506	$25,712

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2020 (in thousands):

	Balance at December 31,				Balance at June 30,
	2019	Additions	Disposals	Transfers	2020
Oil and gas properties, subject to amortization	$107,164	$4,924	$-	$7,284	$119,372
Oil and gas properties, not subject to amortization	14,896	478	-	(7,284)	8,090
Asset retirement costs	1,547	(230)	-	-	1,317
Accumulated depreciation and depletion	(31,759)	(5,186)	-	-	(36,945)
Total oil and gas assets	$91,848	$(14)	$-	$-	$91,834

For the six-month period ended June 30, 2020, the Company incurred $5,402,000 in capital costs primarily related to the drilling of a salt water disposal well (“SWD”) in our Permian Basin Asset in order to increase the produced water injection capacity for the Company’s Chaveroo field and, in turn, increase production of the corresponding wells therein. The drilling and completion of the SWD was postponed due to the downturn in the economic conditions in the oil and gas industry during the first quarter of 2020, but with the recent increases in oil prices, the Company now plans to complete the SWD in September 2020. The Company will continue to monitor the environment for future completion opportunities.

Also, the Company transferred $7,284,000 in capital costs from three recently completed wells, for which production had not commenced, from unproved properties to proved properties, when production began during the early part of 2020. Additionally, drilling and completion costs of $8,090,000, the majority of which were incurred in the prior year and for the uncompleted SWD noted above, and one well in the Permian Asset, for which production had not yet commenced; were therefore included in the amount not subject to amortization at June 30, 2020.

The depletion recorded for production on proved properties for the three and six months ended June 30, 2020 and 2019, amounted to $1,808,000 compared to $2,715,000, and $5,186,000, compared to $4,855,000, respectively.

NOTE 7 – PPP LOAN

On April 22, 2020, the Company received loan proceeds of $370,000 (the “Original PPP Loan”) under the U. S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and on April 23, 2020, the SBA issued guidance that cast doubt on the ability of public companies to qualify for a PPP loan. As a result, out of an abundance of caution, on May 1, 2020, the Company repaid the full amount of the Original PPP Loan to Texas Capital Bank, N.A.

Upon the issuance of further guidance from the SBA, on June 2, 2020, the Company again received loan proceeds of $370,000 (the “New PPP Loan”) under the SBA PPP. The New PPP Loan is evidenced by a promissory note, dated as of May 28, 2020 (the “Note”), between the Company and Texas Capital Bank, N.A. The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium.  No payments of principal or interest are due during the six-month period beginning on the date of the Note. The principal and accrued interest under the Note are forgivable after eight weeks if the Company uses the New PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements, with the full principal and accrued interest expected to be forgiven in full by the Company. As of June 30, 2020, the Company has accrued $300 in interest.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Six Months Ended June 30, 2020
Balance at the beginning of the period *	$2,099
Accretion expense	146
Liabilities settled	(42)
Changes in estimates	(230)
Balance at end of period	$1,973

* Includes $225,000 of current asset retirement obligations at December 31, 2019. There were no obligations due within the 12 months from June 30, 2020.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Currently, the Company has one operating lease for office space that requires Accounting Standards Codification (ASC) Topic 842 treatment, discussed below.

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

The Company also has a lease for 187 square feet of office space located in Danville, California for the Company’s Executive Vice President and General Counsel. The monthly rent is $1,200, and the lease expires on August 28, 2020. The Company does not plan to renew this lease upon expiration in an effort to further reduce Company expenses. The Company did not apply ASC Topic 842 to this lease, as the lease term and extension period are for 12-months or less, and we cannot currently conclude if the lease will be renewed or extended beyond a 12-month period. In April 2020, the Company was granted a 20% discount on the remaining lease term. Therefore, the total current obligation for the remainder of this lease through August 2020 is $1,000.

For the six months ended June 30, 2020, the Company incurred lease expense of $55,000, for the combined leases.

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Six Months Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$58

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

June 30, 2020
Operating lease – right-of-use asset	$316

Operating lease liabilities - current	$101
Operating lease liabilities - long-term	248
Total lease liability	$349

The weighted-average remaining lease term for the Company’s operating lease is 3.2 years as of June 30, 2020, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2020	$58
2021	118
2022	121
2023	82
Thereafter	-
Total lease payments	379
Less imputed interest	(30)
Total lease liability	$349

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 170 net acres expire during the remainder of 2020, and no significant net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, 12 acres are due to expire in 2020 and 4,940 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2020, the Company granted an aggregate of 1,119,000 restricted stock awards to various employees and a consultant of the Company. Additionally, 55,000 shares of restricted common stock were forfeited to the Company and cancelled due to an employee termination (see Note 11 below).

Warrants

During the six months ended June 30, 2020, no warrants were granted, exercised or cancelled, and as of June 30, 2020, the Company had warrants to purchase 150,329 shares of common stock outstanding, with an exercise price of $0.32 per share and a June 25, 2021 expiration date. The intrinsic value of these outstanding, as well as exercisable, warrants on June 30, 2020 was $73,000.

NOTE 11 – SHARE-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

On January 13, 2020, restricted stock awards were granted to various employees and one consultant for an aggregate of 1,049,000 (including 924,000 restricted stock awards to officers of the Company) and 70,000 shares, respectively, of the Company’s common stock, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant of the 1,049,000 shares of restricted stock vest as follows: 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,172,000, based on the market price on the issuance date. The grant of the 70,000 shares of restricted stock vest as follows: 100% on the one-year anniversary of the grant date, subject to the recipient’s continued service with the Company. These consultant shares have a total fair value of $118,000, based on the market price on the issuance date.

In February 2020, 55,000 shares of restricted common stock were forfeited to the Company and cancelled due to an employee termination. As a result, these shares are once again eligible to be awarded under the Company’s Amended and Restated 2012 Equity Incentive Plan.

Share-based compensation expense recorded related to the vesting of restricted stock for the six months ended June 30, 2020 was $1,282,000. The remaining unamortized share-based compensation expense at June 30, 2020 related to restricted stock was $1,492,000.

Options

During the six months ended June 30, 2020, no options were exercised, options to purchase 733,000 shares of common stock were granted (discussed below), options to purchase 34,000 shares of common stock expired, and options to purchase 90,000 shares of common stock were cancelled.

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

During the six months ended June 30, 2020, the Company recognized stock option expense of $290,000. The remaining amount of unamortized stock options expense at June 30, 2020, was $655,000.

The intrinsic value of outstanding and exercisable options on June 30, 2020 was $56,000.

Option activity during the six months ended June 30, 2020 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2019	753,349	$3.30	2.4
Granted	733,000	$1.68
Expired/Canceled	(124,000)	$2.23
Outstanding at June 30, 2020	1,362,349	$2.32	3.3
Exercisable at June 30, 2020	686,016	$2.97	2.1

NOTE 12 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2020 and 2019 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended June 30, 2020 and 2019.

NOTE 13 – SUBSEQUENT EVENTS

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, vendors, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 will have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates has disrupted, and may continue to disrupt, the operation of the Company’s business for a prolonged period of time. The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions, as well as an adverse effect on the Company’s business and financial condition, and may continue to have an adverse effect on the Company, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, vendors and guests, including limiting the number of occupants at the Company’s Houston headquarters and requiring all others to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak will continue to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the availability and efficacy of vaccines, and the actions to contain its impact.

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
●
the effect of COVID-19 on the U.S. and global economy, the effect of U.S. and global efforts to reduce the spread of the virus, including ‘stay-at-home’ and other orders, and the resulting effect of such pandemic and governmental responses thereto on the market for oil and gas and the U.S. and global economy in general;

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended June 30, 2020, above.

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

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  As of June 30, 2020, we held 37,080 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 11,948 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of June 30, 2020, we held interests in 379 gross (302 net) wells in our Permian Basin Asset, of which 24 were active producers, 15 were active injectors and one well was an active Saltwater Disposal Well (“SWD”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 75 gross (21.9 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and were producing, 36 gross (5.6 net) wells are non-operated, and 21 wells have an after-payout interest.

As a result of the recent COVID-19 outbreak, and the recent sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, the Company temporarily shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, noting that most of the Company’s acreage is held by production with no drilling obligations, which provides the Company with flexibility to hold back on production and development during periods of low oil and gas prices. Following the partial recovery in oil prices, commencing in early June 2020, the Company reactivated over 90% of its operated wells in the Permian Basin and the D-J Basin that the Company shut-in in mid-April 2020, and is now working to complete several carryover projects from 2019’s Phase II Permian Basin Asset development plan which it had put on hold due to the COVID-19 outbreak. The Company will continue to monitor oil prices with a view to reactivating all of its shut-in production and fully completing its 2019 carryover development plan.

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

However, due to the COVID-19 outbreak, in April 2020 the SWD well completion was put on hold, resulting in only two of 2019’s Phase II carryover producing wells being placed online at reduced rates due to water disposal constraints, and all drilling, reactivation, enhancement and facilities projects contemplated under the 2020 development plan being halted. With the recent partial recovery in oil prices, we are now working to complete several carryover projects from 2019’s Phase II Permian Basin Asset development plan, including the planned completion of the SWD well and production hookup and commencement on three horizontal San Andres wells drilled in 2019. For the remainder of 2020, the Company anticipates deploying an estimated $950,000 to complete the SWD and put on production the three new wells in the Permian Basin in the coming months, and spending approximately $1 million to participate in non-operated well projects on the D-J Basin Asset pursuant to well proposals recently received from third party operators on lands in which we share a leasehold interest. This revised 2020 development plan is based upon our current outlook for the remainder of the year and is subject to further revision due to the significant volatility in market conditions and historically high levels of uncertainty affecting the oil and gas exploration sector. We plan to further revise our development plans as necessary to react to market conditions in the best interest of our shareholders, while prioritizing our financial strength and liquidity. We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director (“SK Energy”), which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund potential acquisitions in 2020.

Results of Operations and Financial Condition

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the six months ended June 30, 2020 (in thousands):

Capital Expenditures
Leasehold Acquisitions	$73
Drilling and Facilities	5,329
Total*	$5,402

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

Results of Operations

The following discussion and analysis of the results of operations for the three and six-month periods ended June 30, 2020 and 2019, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

We reported a net loss for the three-month period ended June 30, 2020 of $2.7 million, or ($0.04) per share, compared to a net loss for the three-month period ended June 30, 2019 of $2.5 million or ($0.05) per share. The increase in net loss of $0.2 million was due to a decrease in production as we had shut-in all of our operated producing wells in our Permian Basin Asset and D-J Basin Asset in late April 2020, as a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak. In early June 2020, as prices began to partially recover, we opened up production for 90% of our previously producing operated wells. In total, we shut-in all our operated wells for a period of 42 days during the three months ended June 30, 2020.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	35,889	71,443	(35,554)	(50%)
Natural Gas (Mcf)	44,500	13,792	30,708	223%
NGL (Bbls)	3,224	478	2,746	574%
Total (Boe) (1)	46,530	74,220	(27,690)	(37%)

Crude Oil (Bbls per day)	394	785	(391)	(50%)
Natural Gas (Mcf per day)	489	152	337	222%
NGL (Bbls per day)	35	5	30	600%
Total (Boe per day) (1)	511	816	(305)	(37%)

Average Sale Price:
Crude Oil ($/Bbl)	$16.85	$56.50	$(39.65)	(70%)
Natural Gas ($/Mcf)	0.93	1.85	(0.92)	(50%)
NGL ($/Bbl)	3.20	16.07	(12.87)	(80%)

Net Operating Revenues (in thousands):
Crude Oil	$605	$4,037	$(3,432)	(85%)
Natural Gas	41	26	15	58%
NGL	10	7	3	43%
Total Revenues	$656	$4,070	$(3,414)	(84%)

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the three-month period ended June 30, 2020 decreased $3.4 million, or 84%, to $0.7 million, compared to $4.1 million for the same period a year ago, due to an unfavorable price variance of $2.8 million, coupled with an unfavorable volume variance of $0.6 million. As noted above, we shut-in all of our operated wells for 42 days during the 2020 period due to the severe reduction in pricing, coupled with significantly widened differentials from the decreased demand related to the COVID-19 outbreak.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$650	$1,123	$(473)	(42%)
Workovers	(29)	595	(624)	(105%)
Gain on settlement of ARO	(19)	-	(19)	100%
Other*	148	377	(229)	(61%)
Total Lease Operating Expenses	750	2,095	(1,345)	(64%)

Exploration Expenses	-	13	(13)	(100%)
Depreciation, Depletion,
Amortization and Accretion	1,912	2,784	(872)	(31%)

General and Administrative (Cash)	$703	$1,246	$(543)	(44%)
Share-Based Compensation (Non-Cash)	719	398	321	81%
Total General and Administrative Expense	1,422	1,644	(222)	(14%)

Interest Income	$8	$9	$(1)	(11%)
Other Income (Expense)	$679	$(3)	$682	22,733%

*Includes severance, ad valorem taxes and marketing costs

Lease Operating Expenses. The decrease of $1.3 million was primarily due to the shut-in all of our operated wells for 42 days during the 2020 period related to the severe reduction in pricing from the decreased demand related to the COVID-19 outbreak. Additionally, there were cost adjustments related to workovers and a gain on the settlement of an asset retirement obligations (“ARO”) liability when comparing the prior period to the current period.

Exploration Expense.  There was minimal change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period, with the Company conducting no exploration activities in the 2020 period as the Company sought to conserve its operating cash in response to falling oil and gas prices resulting from decreased demand due to the COVID-19 pandemic.

Depreciation, Depletion, Amortization and Accretion. As noted above, the $0.9 million decrease was primarily the result of lower oil volumes related to the production decreases from all of our operated wells being shut-in over a 42-day period during the 2020 period.

General and Administrative Expenses (“G&A”)(excluding share-based compensation). The decrease of $0.5 million in general and administrative expenses (excluding share-based compensation) was primarily due to decreases in payroll, as well as other cost decreases, resulting from a 20% reduction in salary for all of the Company’s salaried employees and officers implemented on April 1, 2020, which was put in place in order to reduce costs at the time that oil and gas prices were falling as a result of decreased demand due to the COVID-19 pandemic, and a reduction of non-essential contractors.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased by $0.3 million primarily due to an increase in the awarding of employee share-based options and restricted shares as compensation during the 2020 period. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Income and Other Income (Expense). Includes interest earned from our interest-bearing cash accounts, and represented the settlement of accounts payables of $0.6 million and the settlement of a dated $88,000 accounts receivable for the 2020 period.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

We reported a net loss for the six-month period ended June 30, 2020 of $7.0 million, or ($0.10) per share, compared to a net loss for the six-month period ended June 30, 2019 of $5.5 million or ($0.14) per share. The increase in net loss of $1.5 million was primarily due to a decrease in revenue of $2.2 million when comparing the current period to the prior period as result of the of the COVID-19 outbreak, and our decision to shut-in our wells during the 2020 period, as noted above, resulting in lower production and pricing, offset by $0.7 million in other income items related to accounts receivable and payable settlements.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	118,381	101,650	16,731	16%
Natural Gas (Mcf)	105,366	37,756	67,610	179%
NGL (Bbls)	7,103	1,389	5,714	411%
Total (Boe) (1)	143,045	109,332	33,713	31%

Crude Oil (Bbls per day)	650	562	88	16%
Natural Gas (Mcf per day)	579	209	370	177%
NGL (Bbls per day)	39	8	31	388%
Total (Boe per day) (1)	786	605	181	30%

Average Sale Price:
Crude Oil ($/Bbl)	$27.93	$54.00	$(26.07)	(48%)
Natural Gas ($/Mcf)	1.24	3.57	(2.33)	(65%)
NGL ($/Bbl)	7.09	9.44	(2.35)	(25%)

Net Operating Revenues (in thousands):
Crude Oil	$3,307	$5,490	$(2,183)	(40%)
Natural Gas	131	135	(4)	(3%)
NGL	50	13	37	285%
Total Revenues	$3,488	$5,638	$(2,150)	(38%)

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the six-month period ended June 30, 2020 decreased $2.1 million, or 38%, to $3.5 million, compared to $5.6 million for the same period a year ago, due primarily to an unfavorable price variance of $2.7 million, partially offset by a favorable volume variance of $0.6 million. Although we shut-in all of our operated wells for 42 days during the 2020 period as a result of the severe reduction in pricing from the decreased demand in oil and gas related to the COVID-19 outbreak, production amounts did increase overall in the current six-month period compared to the prior six-month period primarily from five new productive wells in our Permian Basin Asset, as well as our participation (non-operated working interest) in the drilling and completion of 11 productive wells in our D-J Basin Asset, which occurred in the latter part of the 2019 fiscal year and are now being realized in the current period. However, the 31% increase in production was not able to overcome the significant price declines.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,739	$1,894	$(155)	(8%)
Workovers	137	681	(544)	(80%)
Gain on settlement of ARO	(19)	-	(19)	100%
Other*	415	490	(75)	(15%)
Total Lease Operating Expenses	2,272	3,065	(793)	(26%)

Exploration Expenses	30	23	7	30%
Depreciation, Depletion,
Amortization and Accretion	5,349	5,033	316	6%

General and Administrative (Cash)	$1,973	$2,275	$(302)	(13%)
Share-Based Compensation (Non-Cash)	1,572	697	875	126%
Total General and Administrative Expense	3,545	2,972	573	19%

Gain on sale of oil and gas properties	$-	$920	$(920)	(100%)
Interest Expense	$-	$826	$(826)	(100%)
Interest Income	$32	$9	$23	256%
Other Income (Expense)	$678	$(103)	$781	(758%)

*Includes severance, ad valorem taxes and marketing costs

Lease Operating Expenses. The decrease of $0.8 million was due to the shut-in all of our operated wells for 42 days during the 2020 period related to the severe reduction in pricing from the decreased demand related to the COVID-19 outbreak. Additionally, direct operating lease expenses decreased relative to the overall production increase due to the existing infrastructure and tank batteries already in place for the recently completed wells in in our Permian Basin Asset and from our participation in the completion of wells in our D-J Basin Asset by outside operators in the latter part of 2019. Additional workover activities were also down during the 2020 period due to the economic downturn.

Exploration Expense.  There was minimal change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $0.3 million increase was primarily the result of higher oil volume from the increased number of wells and increased oil production from our new producing wells during the current year’s period, compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation). The decrease of $0.3 million in general and administrative expenses (excluding share-based compensation) was primarily due to decreases in payroll, as well as other cost decreases, in the 2020 period, resulting from a 20% reduction in salary for all of the Company’s salaried employees and officers implemented on April 1, 2020, and a reduction of non-essential contractors.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased by $0.9 million primarily due to an increase in the awarding of employee share-based options and restricted shares as compensation during the 2020 period. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties.  In the prior period, the Company sold rights to 85.5 net acres of oil and gas leases located in Weld County, Colorado, to a third party, for aggregate proceeds of $1.2 million and recognized a gain on sale of oil and gas properties of $0.9 million.

Interest Expense.  The decrease of $0.8 million was due primarily to the Company having no debt in the current period, compared to the prior year’s period.

Interest Income and Other Income (Expense). Includes interest earned from our interest-bearing cash accounts, and for the 2020 period includes the settlement of accounts payables for $0.6 million and the settlement of a dated $88,000 accounts receivable, compared to the prior period which included the write-off of a $0.1 million third party option related to an option to acquire shares of Caspian Energy, which expired unexercised.

Liquidity and Capital Resources

The primary sources of cash for the Company during the six-month period ended June 30, 2020 were from the sales of crude oil and natural gas and funds provided by our entry into a PPP loan (see “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 7 – PPP Loan”). The primary uses of cash were funds used for development costs and operations. To help conserve its operating cash, effective April 1, 2020, the Company implemented a 20% reduction in salary for all of the Company’s salaried employees and officers, to continue until the oil markets have recovered to acceptable levels, which the Company has determined has not occurred to date.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. COVID-19 has, since the early part of 2020, reduced worldwide economic activity. Due to COVID-19 the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 will have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates has disrupted, and may continue to disrupt, the operation of the Company’s business for a prolonged period of time. The COVID-19 outbreak and mitigation measures has also had an adverse impact on global economic conditions, as well as an adverse effect on the Company’s business and financial condition, and may continue to have an adverse effect on the Company, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, vendors and guests, including limiting the number of occupants at the Company’s Houston headquarters and requiring all others to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak will continue to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the availability and efficacy of vaccines, and the actions to contain its impact. However, any further decrease in the price of oil, or the demand for oil and gas, will likely have a negative impact on our results of operations and cash flows.

As discussed above, we shut-in our operated production from mid-April through early June 2020, which directly contributed to a decrease in production volumes from 96,515 Boe for the three months ended March 31, 2020 to 46,530 Boe for the three months ended June 30, 2020, representing a decrease of 52%. Similarly, our crude oil, natural gas and NGLs sales revenues decreased from $2,832,000 for the three months ended March 31, 2020 to $656,000 for the three months ended June 30, 2020, representing a decrease of 77%, largely due to our decreased production, as well as decreases in NYMEX pricing and significantly widened differentials, largely due to the global COVID-19 pandemic, and the sharp decline in the demand for, and price of, oil and gas, in connection therewith.

In response to the effects of COVID-19, the Company has adopted policies, procedures and practices both in its Houston office headquarters and across its field operations to protect its employees, contractors and guests from COVID-19, including the adoption of a COVID-19 Response Plan, implementation of contractor questionnaires to assess COVID-19 risk and exposure prior to entering any Company facility or worksite, adopting best practices, guidelines and protocols recommended by the Centers for Disease Control (the “CDC”) and the Office of the Texas Governor for the prevention of exposure and spread of COVID-19, and instituting weekly management calls discussing the Company’s ongoing response to the COVID-19 pandemic and effectiveness thereof. Consistent with the Office of the Texas Governor’s executive orders, the Company has limited occupancy at the Company’s Houston headquarters; however, given the Company’s robust online systems and workflow practices and procedures, the Company has not experienced any material challenges or reductions in efficiency or effectiveness of its office-based workforce, while its field personnel continue to attend to their daily field operations uninterrupted, while mindful of social distancing and other preventative measures and safeguards recommended by the CDC.

Further, to help conserve its operating cash, in April 2020 the Company initiated significant G&A cost-reduction measures, including reducing all employee and officer salaries by 20%, until market conditions significantly improve, cutting all discretionary spending, undertaking additional actions resulting in a nearly 20% cash G&A reduction in the second quarter of 2020, from our original G&A budget, and negotiating reductions of approximately $1 million in vendor accounts payable, with further meaningful discounts going forward. Additionally, the Company has taken cost-reduction measures anticipated to reduce lease operating expenses (“LOE”) by over 25% in 2020. The Company plans to pause its planned 2020 development plan, with the only anticipated significant capital expenditures remaining in 2020 being those related to (i) 2019 carryover capital commitments to complete an SWD and the cost to put on production three new wells previously drilled on the Permian Basin Asset in the coming months, for an aggregate estimated expense of $950,000, and (ii) approximately $1 million earmarked for participation in non-operated D-J Basin Asset development projects, representing a reduction to our originally projected 2020 development plan budget from $14.5 million, to approximately $7 million (of which we have deployed $5 million in 2020 to date).  This revised 2020 development plan is based upon our current outlook for the remainder of the year and is subject to further revision due to the significant volatility in market conditions and historically high levels of uncertainty affecting the oil and gas exploration sector. We will further revise our development plans as necessary to react to market conditions in the best interest of our shareholders, while prioritizing our financial strength and liquidity.

Working Capital

At June 30, 2020, the Company’s total current assets of $10.9 million exceeded its total current liabilities of $4.1 million, resulting in a working capital surplus of $6.8 million, while at December 31, 2019, the Company’s total current assets of $27.1 million exceeded its total current liabilities of $15.2 million, resulting in a working capital surplus of $11.9 million. The $5.1 million decrease in our working capital surplus is primarily related to cash used to fund payables and accrued expenses related to our earlier capital drilling projects and current operational expenses.

Financing

Other than obtaining the $370,000 PPP loans and repayment of the Original PPP loan (see “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 7 – PPP Loan”), we did not engage in any financing transactions during the three-month period ended June 30, 2020. We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund 2020 capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to delay or extend the drilling program and associated capital expenditures into 2021. Furthermore, as a result of the recent COVID-19 outbreak, and the recent sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, the Company shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, 90% of which wells were brought back on production in early June 2020, with the partial recovery of oil prices. If oil prices deteriorate significantly from current levels, the Company expects to again shut-in some or all of its oil and gas production, which would result in reduced or no cash flow being generated from operations during the period such wells are shut-in, have a material adverse effect on the Company’s projected cash flow from operations, and, once our cash on hand is depleted, eventually require additional infusions of capital through debt and/or equity financings, asset sales, farm-out arrangements, lines of credit, or other means, which may not be available on favorable terms, if at all.

Cash Flows (in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities	$87	$2,085
Cash flows used in investing activities	(12,663)	(24,197)
Cash flows provided by financing activities	370	33,000
Net (decrease) increase in cash and restricted cash	$(12,206)	$10,888

Cash Flows provided by Operating Activities. Net cash provided by operating activities decreased by $2.0 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in our net loss of $1.5 million, which was primarily commodity price driven, coupled with net increases in operating activities of $2.0 million offset by net decreases to certain of our other components of working capital of $2.5 million.

Cash Flows used in Investing Activities. There was a decrease in net cash used in investing activities of $11.5 million due to a reduction in capital spending related to drilling and completion costs when comparing the current period to the prior period, mainly due to reductions and delays in spending associated with the decline in oil prices caused by COVID-19.

Cash Flows provided by Financing Activities.  There was $0.4 million in cash flows provided by obtaining PPP Loan financing in the current period, compared to $33.0 million in proceeds from financing in the prior period from the issuance of a related party note payable, which has since been converted to common stock, and the sale of common stock.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of June 30, 2020, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of June 30, 2020, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in April 2020, but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

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

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 88% of our estimated proved reserves as of December 31, 2019 were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, most recently dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. During the year ended December 31, 2019, the daily NYMEX WTI oil spot price ranged from a high of $66.24 per Bbl to a low of $46.31 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $4.25 per MMBtu to a low of $1.75 per MMBtu. During the six months ended June 30, 2020, the daily NYMEX WTI oil spot price ranged from a high of $63.27 per Bbl to a low of ($36.98) per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $2.17 per MMBtu to a low of $1.42 per MMBtu.

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

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of crude oil has experienced significant volatility over the last five years, with the price per barrel of WTI crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, before recovering to between $40-$45 per barrel more recently. Prices for natural gas and NGLs experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

●	the domestic and foreign supply of oil, NGLs and natural gas;

●	the domestic and foreign demand for oil, NGLs and natural gas;

●	the prices and availability of competitors’ supplies of oil, NGLs and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

●	the price and quantity of foreign imports of oil, NGLs and natural gas;

●	the impact of U.S. dollar exchange rates on oil, NGLs and natural gas prices;

●	domestic and foreign governmental regulations and taxes;

●	speculative trading of oil, NGLs and natural gas futures contracts;

●	localized supply and demand fundamentals, including the availability, proximity and capacity of gathering and transportation systems for natural gas;

●	the availability of refining capacity;

●	the prices and availability of alternative fuel sources;

●	the threat, or perceived threat, or results, of viral pandemics, for example, as experienced with the COVID-19 pandemic in 2020;
●	weather conditions and natural disasters;

●	political conditions in or affecting oil, NGLs and natural gas producing regions, including the Middle East and South America;

●	the continued threat of terrorism and the impact of military action and civil unrest;

●	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

●	the level of global oil, NGL and natural gas inventories and exploration and production activity;

●	authorization of exports from the Unites States of liquefied natural gas;

●	the impact of energy conservation efforts;

●	technological advances affecting energy consumption; and

●	overall worldwide economic conditions.

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

The timeline and potential magnitude of the COVID-19 outbreak is currently unknown.  The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and gas.  For example, the outbreak of coronavirus has resulted in a widespread health crisis that will adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect our operating results. Other contagious diseases in the human population could have similar adverse effects. In addition, the effects of COVID-19 and concerns regarding its global spread have recently negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas and materially and has materially and adversely affected the demand for and marketability of our production, which production we have currently shut-in in total, and is anticipated to continue to adversely affect the same for the foreseeable future. As the potential impact from COVID-19 is difficult to predict, the extent to which it will negatively affect our operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, have already negatively affected our first and second quarter results of operations, and are anticipated to have a negative impact on multiple future quarters’ results as well.

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

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices and are expected to continuing having a material adverse effect for the foreseeable future. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent that it has already.

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

Downturns and volatility in global economies and commodity and credit markets have materially adversely affected our business, results of operations and financial condition.

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

The following are new risk factors which supplement the risk factors included in the Form 10-K:

We recently temporarily shut-in all of our operated producing wells in our Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, and while we have resumed over 90% of our production, we may again shut-in some or all of our operated production, should market conditions significantly deteriorate.

As a result of the recent COVID-19 outbreak, and the recent sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020 the Company temporarily shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, noting that most of the Company’s acreage is held by production with no drilling obligations, which provides the Company with flexibility to hold back on production and development during periods of low oil and gas prices. Following partial recovery in oil prices, commencing in early June 2020, the Company reactivated over 90% of its operated wells in the Permian Basin and the D-J Basin that the Company shut-in in mid-April 2020, However, the Company may again shut-in some or all of its production, should market conditions deteriorate into the mid- to low-$20 per barrel realized well head price range in the future. While the Company’s producing wells are shut-in, the Company does not generate revenues from such wells, and would need to use its cash on hand and funds the Company receives from borrowings and the sale of equity in order to pay its operating expenses. A continued period of low-priced oil may make it non-economical for the Company to operate its wells, which would have a material adverse effect on our operating results and the value of our assets. The Company cannot estimate the future price of oil, and as such cannot estimate, when the Company may again determine to begin producing oil at its operated wells.

We may be forced to write-down material portions of our assets if low oil prices continue.

The recent COVID-19 outbreak has led to an economic downturn resulting in lower oil prices, which has in turn required us to shut-in all of our production from mid-April through early June 2020 as it was uneconomical for us to operate our producing wells during such time, and the Company could be required to again shut-in some or all of its production in the future should market conditions deteriorate. A continued period of low prices may force us to incur material write-downs of our oil and natural gas properties, which could have a material effect on the value of our properties, and cause the value of our securities to decline in value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended June 30, 2020, and through the date of the filing of this Report, which were not previously disclosed in a prior Quarterly Report on Form 10-Q, Annual Report on Form 10-K or in a Current Report on Form 8-K.

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

PEDEVCO Corp.

August 14, 2020	By:	/s/ Dr. Simon Kukes
Dr. Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

August 14, 2020	By:	/s/ Paul A. Pinkston
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