Form 10-Q
period 2020-09-30
PEDEVCO CORP
filed 2020-11-16
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

At November 12, 2020, there were 72,463,340 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.

Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$8,382	$22,415
Accounts receivable – oil and gas	944	4,602
Prepaid expenses and other current assets	219	73
Total current assets	9,545	27,090

Oil and gas properties:
Oil and gas properties, subject to amortization, net	89,319	76,952
Oil and gas properties, not subject to amortization, net	4	14,896
Total oil and gas properties, net	89,323	91,848

Operating lease – right-of-use asset	293	360
Other assets	3,550	3,598
Total assets	$102,711	$122,896

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$546	$12,099
Accrued expenses	324	1,972
Revenue payable	829	827
PPP loan – current	227	-
Operating lease liabilities – current	103	97
Asset retirement obligations – current	15	225
Total current liabilities	2,044	15,220

Long-term liabilities:
PPP loan	144	-
Operating lease liabilities	221	300
Asset retirement obligations	2,018	1,874
Total liabilities	4,427	17,394

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 72,463,340 and 71,061,328 shares issued and outstanding, respectively	72	71
Additional paid-in capital	203,099	201,027
Accumulated deficit	(104,887)	(95,596)
Total shareholders’ equity	98,284	105,502
Total liabilities and shareholders’ equity	$102,711	$122,896

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2020	2019	2020	2019
Oil and gas sales	$2,417	$3,129	$5,905	$8,767

Operating expenses:
Lease operating costs	1,054	1,691	3,326	4,756
Exploration expense	1	27	31	50
Selling, general and administrative expense	1,281	1,366	4,826	4,338
Depreciation, depletion, amortization and accretion	2,974	3,952	8,323	8,985
Total operating expenses	5,310	7,036	16,506	18,129

Gain on sale of oil and gas properties	-	-	-	920

Operating loss	(2,893)	(3,907)	(10,601)	(8,442)

Other income (expense):
Interest expense	(1)	-	(1)	(824)
Interest income	4	15	36	22
Other income (expense)	597	(14)	1,275	(117)
Total other income (expense)	600	1	1,310	(919)

Net loss	$(2,293)	$(3,906)	$(9,291)	$(9,361)

Loss per common share:
Basic and diluted	$(0.03)	$(0.07)	$(0.13)	$(0.21)

Weighted average number of common shares outstanding:
Basic and diluted	72,250,014	56,213,568	72,124,339	44,517,500

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(9,291)	$(9,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	8,323	8,985
Share-based compensation expense	2,073	1,023
Loss on disposal of fixed asset	24	-
Amortization of right-of-use asset	67	9
Gain on sale of oil and gas properties	-	(920)
Amortization of debt discount	-	161
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	3,658	(1,244)
Prepaid expenses and other current assets	(146)	108
Accounts payable	(3,087)	8,641
Accrued expenses	(1,647)	16
Accrued expenses – related parties	-	(943)
Revenue payable	2	19
Net cash (used in) provided by operating activities	(24)	6,494

Cash Flows From Investing Activities:
Cash paid for the acquisition of oil and gas properties	-	(1,056)
Cash paid for security deposit	-	(10)
Cash paid for property and equipment	-	(81)
Cash paid for drilling and completion costs	(14,379)	(33,059)
Proceeds from the sale of oil and gas property	-	1,175
Net cash used in investing activities	(14,379)	(33,031)

Cash Flows From Financing Activities:
Proceeds from PPP loans	740	-
Repayment of PPP loan	(370)	-
Proceeds from the issuance of shares	-	43,000
Proceeds from notes payable – related parties	-	15,000
Net cash provided by financing activities	370	58,000

Net (decrease) increase in cash and restricted cash	(14,033)	31,463
Cash and restricted cash at beginning of period	25,712	5,779
Cash and restricted cash at end of period	$11,679	$37,242

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$8,581	$5,680
Changes in estimates of asset retirement costs	$247	$166
Issuance of restricted common stock	$1	$-
Acquisition of asset retirement obligations	$-	$33
Common stock issued for debt conversion	$-	$55,075

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)
(amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at January 1, 2020	71,061,328	$71	$201,027	$(95,596)	$105,502
Issuance of restricted common stock	1,119,000	1	(1)	-	-
Rescinded restricted common stock	(55,000)	-	-	-	-
Stock-based compensation	-	-	853	-	853
Net loss	-	-	-	(4,257)	(4,257)
Balances at March 31, 2020	72,125,328	72	201,879	(99,853)	102,098
Stock-based compensation	-	-	719	-	719
Net loss	-	-	-	(2,741)	(2,741)
Balances at June 30, 2020	72,125,328	72	202,598	(102,594)	100,076
Issuance of restricted common stock	240,000	-	-	-	-
Rescinded restricted common stock	(74,000)	-	-	-	-
Issuance of restricted common stock to non-affiliate	70,000	-	-	-	-
Issuance of restricted common stock to affiliate	70,000	-	-	-	-
Cashless exercise of stock options	32,012	-	-	-	-
Stock-based compensation	-	-	501	-	501
Net loss	-	-	-	(2,293)	(2,293)
Balances at September 30, 2020	72,463,340	$72	$203,099	$(104,887)	$98,284

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at January 1, 2019	15,808,445	$16	$101,450	$(84,494)	$16,972
Issuance of common stock for debt conversion	29,480,383	29	55,046	-	55,075
Share-based compensation	-	-	299	-	299
Net loss	-	-	-	(2,995)	(2,995)
Balances at March 31, 2019	45,288,828	45	156,795	(87,489)	69,351
Issuance of restricted common stock	160,000	-	-	-	-
Issuance of common stock to non-affiliates	1,500,000	1	2,999	-	3,000
Issuance of common stock to affiliate	6,818,181	7	14,993	-	15,000
Warrants exercised	60,056	-	-	-	-
Share-based compensation	-	-	398	-	398
Net loss	-	-	-	(2,460)	(2,460)
Balances at June 30, 2019	53,827,065	53	175,185	(89,949)	85,289
Exercise of stock options	9,782	-	-	-	-
Issuance of restricted common stock	270,000	-	-	-	-
Issuance of common stock to non-affiliates	8,400,000	9	11,991	-	12,000
Issuance of common stock to affiliate	8,204,481	8	12,992	-	13,000
Share-based compensation	-	-	326	-	326
Net loss	-	-	-	(3,906)	(3,906)
Balances at September 30, 2019	70,711,328	$70	$200,494	$(93,855)	$106,709

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

The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and subsidiaries in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the development, acquisition, and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well-defined geology, and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  The Company holds its Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through its wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which asset the Company refers to as its “Permian Basin Asset,” and it holds its D-J Basin acres located in Weld and Morgan Counties, Colorado, through its wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset the Company refers to as its “D-J Basin Asset.”

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

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. As a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, the Company temporarily shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, noting that most of the Company’s acreage is held by production with no drilling obligations, which provides the Company with flexibility to hold back on production and development during periods of low oil and gas prices. Following the partial recovery in oil prices, commencing in early June 2020, the Company resumed full production from its operated wells in the Permian Basin and the D-J Basin that the Company shut-in in mid-April 2020, and also completed several carryover projects from 2019’s Phase II Permian Basin Asset development plan which it had put on hold due to the COVID-19 outbreak. The Company has deferred into 2021 several minor projects from the 2019 carryover projects, and all previously planned 2020 development plan projects, pending a more favorable oil price environment.

The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions, and other constraints on economic activity have caused a significant decrease in the demand for oil and has created disruptions and volatility in the global marketplace for oil and gas beginning in the first quarter of 2020, which negatively affected our results of operations and cash flows. These conditions persisted throughout the second and third quarters of 2020 and continue to negatively affect our results of operations and cash flows. While demand and commodity prices have shown signs of recovery, they are not back to pre-pandemic levels, and financial results may continue to be depressed in future quarters, whether due to the further spread of COVID-19 or governmental responses thereto. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; additional waves of the pandemic, including expected increases in the spread of COVID-19 in the fall and winter months; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact the supply and demand for oil and gas and our ability to produce and transport oil and gas and perform operations at and on our properties. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance. Refer to “Risk Factors” of this Form 10-Q) for a discussion of these factors and other risks.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates, and judgments in its 2019 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2019.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Oil sales	$2,262	$3,059	$5,569	$8,549
Natural gas sales	91	68	221	203
Natural gas liquids sales	64	2	115	15
Total revenue from customers	$2,417	$3,129	$5,905	$8,767

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2020.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cash	$8,382	$22,415
Restricted cash included in other assets	3,297	3,297
Total cash and restricted cash	$11,679	$25,712

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2020 (in thousands):

	Balance at December 31,				Balance at September 30,
	2019	Additions	Disposals	Transfers	2020
Oil and gas properties, subject to amortization	$107,164	$5,396	$-	$15,294	$127,854
Oil and gas properties, not subject to amortization	14,896	402	-	(15,294)	4
Asset retirement costs	1,547	(247)	-	-	1,300
Accumulated depreciation and depletion	(31,759)	(8,076)	-	-	(39,835)
Total oil and gas assets	$91,848	$(2,525)	$-	$-	$89,323

For the nine-month period ended September 30, 2020, the Company incurred $5,798,000 in capital costs primarily related to the drilling and completion of four new horizontal wells and a saltwater disposal well (“SWD”) in our Permian Basin Asset. The SWD was drilled to increase the produced water injection capacity for the Company’s Chaveroo field and, in turn, increase production of the corresponding wells therein. The drilling and completion of the SWD had been postponed due to the downturn in the economic conditions in the oil and gas industry during the first quarter of 2020, but with the subsequent partial uptick in oil prices, the Company completed the SWD in September 2020.

Also, the Company transferred $15,294,000 in capital costs from the four completed wells and the SWD noted above, for which production had not commenced, from proved developed non-producing properties to proved properties, when production began during the current year. The majority of the capital costs for three of the four wells were incurred in the prior year.

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2020 and 2019, amounted to $2,890,000 compared to $3,836,000, and $8,076,000, compared to $8,692,000, respectively.

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

Upon the issuance of further guidance from the SBA, on June 2, 2020, the Company again received loan proceeds of $370,000 (the “New PPP Loan”) under the SBA PPP. The New PPP Loan is evidenced by a promissory note, dated as of May 28, 2020 (the “Note”), between the Company and Texas Capital Bank, N.A. The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium.  No payments of principal or interest are due during the six-month period beginning on the date of the Note. The principal and accrued interest under the Note are forgivable after eight weeks if the Company uses the New PPP Loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities, and otherwise complies with PPP requirements, with the full principal and accrued interest expected to be forgiven in full by the Company. As of September 30, 2020, the Company has accrued $1,200 in interest. As of September 30, 2020, the full amount of the loan was outstanding, with $227,000 included in current liabilities on the balance sheet.

As of the issuance date of these financial statements, the Company has submitted the necessary loan forgiveness application to Texas Capital Bank, N.A., and is awaiting confirmation from the SBA on its loan forgiveness determination.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Nine Months Ended September 30, 2020
Balance at the beginning of the period (1)	$2,099
Accretion expense	223
Liabilities settled	(42)
Changes in estimates	(247)
Balance at end of period (2)	$2,033

(1)
Includes $225,000 of current asset retirement obligations at December 31, 2019.

(2)
Includes $15,000 of current asset retirement obligations at September 30, 2020.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Currently, the Company has one operating lease for office space that requires Accounting Standards Codification (ASC) Topic 842 treatment, discussed below.

The Company’s leases typically do not provide an implicit rate. Accordingly, the Company is required to use its incremental borrowing rate in determining the present value of lease payments based on the information available at the commencement date. The Company’s incremental borrowing rate would reflect the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. However, the Company currently maintains no debt, and in order to apply an appropriate discount rate, the Company used an average discount rate of eight publicly-traded peer group companies similar to it based on size, geographic location, asset types, and/or operating characteristics.

The Company has a sublease for its corporate offices in Houston, Texas on approximately 5,200 square feet of office space that expires on August 31, 2023 and has a base monthly rent of approximately $10,000.

The Company also had a lease for 187 square feet of office space located in Danville, California for the Company’s Executive Vice President and General Counsel. The monthly rent was $1,200, discounted to $960 from April 2020 through its expiration on August 28, 2020. The Company did not renew this lease upon expiration in an effort to further reduce Company expenses.

For the nine months ended September 30, 2020, the Company incurred lease expense of $78,000, for the combined leases.

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Nine Months Ended
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$87

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

September 30, 2020
Operating lease – right-of-use asset	$293

Operating lease liabilities - current	$103
Operating lease liabilities - long-term	221
Total lease liability	$324

The weighted-average remaining lease term for the Company’s operating lease is 2.9 years as of September 30, 2020, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2020	$29
2021	118
2022	121
2023	82
Thereafter	-
Total lease payments	350
Less imputed interest	(26)
Total lease liability	$324

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to the expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 170 net acres expire during the remainder of 2020, and no significant net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, no net acres are due to expire in 2020 and 4,940 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

Other Commitments

Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Company is not currently a party to any material legal proceeding. In addition, the Company is not aware of any material legal or governmental proceedings against it or contemplated to be brought against it.

As part of its regular operations, the Company may become a party to various pending or threatened claims, lawsuits, and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees, and other matters.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2020, the Company granted an aggregate of 1,499,000 restricted stock awards to various employees, board members, affiliates, and a consultant of the Company. Additionally, 129,000 shares of restricted common stock were forfeited to the Company and canceled due to employee terminations (see Note 11 below).

Warrants

During the nine months ended September 30, 2020, no warrants were granted, exercised, or canceled, and as of September 30, 2020, the Company had warrants to purchase 150,329 shares of common stock outstanding, with an exercise price of $0.32 per share and a June 25, 2021 expiration date. The intrinsic value of these outstanding, as well as exercisable warrants on September 30, 2020, was $176,000.

NOTE 11 – SHARE-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

On January 13, 2020, restricted stock awards were granted to various employees and one consultant for an aggregate of 1,049,000 (including 924,000 restricted stock awards to officers of the Company) and 70,000 shares, respectively, of the Company’s common stock, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant of the 1,049,000 shares of restricted stock vest as follows: 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,172,000, based on the market price on the issuance date. The grant of the 70,000 shares of restricted stock was made to a Company advisor and vest as follows: 100% on the first anniversary of the grant date, subject to the recipient’s continued service with the Company. These advisor shares have a total fair value of $118,000, based on the market price on the issuance date.

In February 2020 and August 2020, 55,000 and 74,000 shares of restricted common stock, respectively, were forfeited to the Company and canceled due to an employee termination. As a result, these shares are once again eligible to be awarded under the Company’s Amended and Restated 2012 Equity Incentive Plan.

On August 27, 2020, restricted stock awards were granted to three board members, an affiliate and an advisor for an aggregate of 240,000, 70,000, and 70,000 shares, respectively, of the Company’s restricted common stock, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant of the 240,000 shares of restricted common stock vest as follows: 100% of 170,000 shares and 100% of 70,000 shares vesting on July 12, 2021 and September 21, 2021, respectively, contingent upon each recipient’s continued service with the Company. These shares have a total fair value of $506,000, based on the market price on the issuance date.  The grant of the remaining aggregate of 140,000 shares of restricted common stock vest as follows: 100% on the six-month anniversary of the grant date, subject to each recipient’s continued service with the Company.  These affiliate and advisor shares have a total fair value of $295,000, based on the market price on the issuance date.

Share-based compensation expense recorded related to the vesting of restricted stock for the three and nine months ended September 30, 2020 and 2019 was $415,000 and $1,697,000, compared to $262,000 and $733,000, respectively. The remaining unamortized share-based compensation expense at September 30, 2020 related to restricted stock was $1,769,000.

Options

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

On August 27, 2020, the Company issued 32,012 total shares of common stock upon the cashless exercise of stock options to purchase an aggregate of 37,500 shares of common stock with an exercise price of $0.3088 per share, based on a then-current market value of $2.11 per share, under the terms of the options. The options had an intrinsic value of $68,000 on the exercise date.

During the three and nine months ended September 30, 2020 and 2019, the Company recognized stock option expense of $86,000 and $376,000, compared to $64,000 and $290,000, respectively. The remaining amount of unamortized stock options expense at September 30, 2020 was $440,000.

The intrinsic value of outstanding and exercisable options on September 30, 2020 was $118,000.

Option activity during the nine months ended September 30, 2020 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2019	753,349	$3.30	2.4
Granted	733,000	$1.68
Exercised	(37,500)	$0.3088
Expired/Canceled	(214,000)	$2.00
Outstanding at September 30, 2020	1,234,849	$2.43	2.7
Exercisable at September 30, 2020	648,518	$3.12	1.8

NOTE 12 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2020 and 2019 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended September 30, 2020, and 2019.

NOTE 13 – SUBSEQUENT EVENTS

On October 13, 2020, the Company launched an exchange offer (the “Offer”), offering to exchange each issued and outstanding common unit of beneficial interest (the “Trust Common Units”) of SandRidge Permian Trust (the “Trust”) for 4/10ths of one share of the Company’s common stock. The Offer and withdrawal rights are scheduled to expire on November 30, 2020, unless the Offer is extended.

The purpose of the offer to exchange is to acquire all of the outstanding Trust Common Units to combine the Company and the Trust. The Company intends, promptly after consummation of the Offer (assuming such Offer is successful and results in us obtaining at least 50% of the outstanding Trust Common Units) and satisfaction of the conditions in the Trust’s trust agreement, to cause the Trust to merge with a wholly-owned subsidiary of the Company (the “Second-Step Merger”) after which the Trust would be a direct or indirect, wholly-owned subsidiary of the Company. In the Second-Step Merger, each remaining Trust Common Unit (other than Trust Common Units held by the Company and its subsidiaries) will be canceled and converted into the right to receive, for each Trust Common Unit held, 4/10ths of one share of the Company’s common stock.

On October 13, 2020, the Trust announced that Avalon Energy, LLC ("Avalon"), the sponsor of the Trust, notified the Trustee that Avalon had entered into a purchase and sale agreement with Montare Resources I, LLC ("Montare") for the sale of certain wells and leasehold interests (the "Assets") in which the Trust owns royalty interests. Subsequently, on November 13, 2020, the Trust disclosed that Avalon had sold its interest in a significant number of shut-in and producing wells, which included the release of the Trust's royalty interests.   PEDEVCO is evaluating the exchange offer in light of these announcements, including its impact on the conditions to the exchange offer and whether to move forward with the exchange offer.

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
●
currently pending exchange Offer and planned Second-Step Merger with the holders of Trust Common Units of, and, Sandridge Permian Trust (the “Trust” and the “Sandridge Transaction”), including the Company’s ability to consummate the Sandridge Transaction, the possibility that the Company may be unable to achieve the expected benefits of acquiring the Trust within the expected time-frames or at all, the costs and business disruption of the Sandridge Transaction, and other risks related to the Sandridge Transaction;

●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections, and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature, and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	marketing of oil and natural gas;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as COVID-19);
●
the effect of COVID-19 on the U.S. and global economy, the effect of U.S. and global efforts to reduce the spread of the virus, including ‘stay-at-home’ and other orders, and the resulting effect of such pandemic and governmental responses thereto on the market for oil and gas and the U.S. and global economy in general;

●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	future acquisition transactions;
●	estimated future reserves and the present value of such reserves; and
●	plans, objectives, expectations, and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions, or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

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

Certain capitalized terms used above and below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2020, above.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “PEDEVCO” and “PEDEVCO Corp.” refer specifically to PEDEVCO Corp. and its wholly and majority-owned subsidiaries.

In addition, unless the context otherwise requires and for this report only:

●
“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;

●
“Boe” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate, or natural gas liquids, to six Mcf of natural gas;

●
“Bopd” refers to barrels of oil day;

●
“Mcf” refers to a thousand cubic feet of natural gas;

●
“NGL” refers to natural gas liquids;

●
“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●
“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●
“Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at our website (www.pedevco.com) under “Investors” – “SEC Filings” when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.pedevco.com. This includes press releases and other information about financial performance, information on corporate governance, and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well-defined geology, and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  As of September 30, 2020, we held 37,069 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 11,948 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of September 30, 2020, we held interests in 378 gross (298 net) wells in our Permian Basin Asset, of which 26 were active producers, 13 were active injectors, and two wells were active Saltwater Disposal Wells (“SWDs”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 75 gross (21.9 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and were producing, 36 gross (5.6 net) wells are non-operated, and 21 wells have an after-payout interest.

As a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, the Company temporarily shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, noting that most of the Company’s acreage is held by production with no drilling obligations, which provides the Company with flexibility to hold back on production and development during periods of low oil and gas prices. Following the partial recovery in oil prices, commencing in early June 2020, the Company resumed full production from its operated wells in the Permian Basin and the D-J Basin that the Company shut-in in mid-April 2020, and also completed several carryover projects from 2019’s Phase II Permian Basin Asset development plan which it had put on hold due to the COVID-19 outbreak. The Company has deferred into 2021 several minor projects from the 2019 carryover projects, and all previously planned 2020 development plan projects, pending a more favorable oil price environment. We currently are not planning any major capital expenditures for the remainder of 2020.

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

Specifically, we seek to increase stockholder value through the following strategies:

●
Grow production, cash flow, and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the Permian Basin and the D-J Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow, and reserves growth. We have identified approximately 150 gross drilling locations across our Permian Basin acreage based on 20-acre spacing. We believe the location, concentration, and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.

●
Apply modern drilling and completion techniques and technologies. We own and intend to own additional properties that have been historically underdeveloped and underexploited. We believe our attention to detail and application of the latest industry advances in horizontal drilling, completions design, frac intensity, and locally optimal frac fluids will allow us to successfully develop our properties.
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

●
Leverage extensive deal flow, technical and operational experience to evaluate and execute accretive acquisition opportunities. Our management and technical teams have an extensive track record of forming and building oil and gas businesses. We also have significant expertise in successfully sourcing, evaluating, and executing acquisition opportunities. We believe our understanding of the geology, geophysics, and reservoir properties of potential acquisition targets will allow us to identify and acquire highly prospective acreage to grow our reserve base and maximize stockholder value.

●
Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile that will provide us flexibility across various commodity and market cycles. We intend to utilize our strategic partners and public currency to continuously fund development and operations.

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development to execute our business plan. Prior to the COVID-19 outbreak, our 2020 development plan included several carryover projects from 2019’s Phase II Permian Basin Asset development plan, including the drilling of an SWD well in the Chaveroo field (Chaves and Roosevelt Counties, New Mexico) and production hookup and commencement on five horizontal San Andres wells drilled in 2019, with our original plan for the later part of 2020 contemplating the drilling of two horizontal San Andres wells on our Permian Basin Asset, several potential San Andres well reactivation projects, and several enhancement and facilities projects throughout all our operated assets.

However, due to the COVID-19 outbreak, in April 2020 the SWD well completion was put on hold, resulting in only two of 2019’s Phase II carryover producing wells being placed online at reduced rates due to water disposal constraints, and all drilling, reactivation, enhancement and facilities projects contemplated under the 2020 development plan being halted. Following the partial recovery in oil prices, commencing in early June 2020, we resumed full production from our operated wells in the Permian Basin and the D-J Basin that we shut-in in mid-April 2020, and also completed several carryover projects from 2019’s Phase II Permian Basin Asset development plan which we had put on hold due to the COVID-19 outbreak, including completion of a SWD well and production hookup and commencement on three horizontal San Andres wells drilled in 2019. We have deferred several minor projects from the 2019 carryover projects, including remedial work on two wells necessary to bring them on to production, and all previously planned 2020 development plan projects, into 2021, pending a more favorable oil price environment. We currently are not planning any major capital expenditures for the remainder of 2020.

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

SandRidge Permian Trust Offer to Exchange

As discussed in greater detail in our Registration Statement on Form S-4 and Schedule TO filed with the SEC on October 13, 2020, on October 13, 2020, the Company launched an exchange offer (the “Offer”), offering to exchange each issued and outstanding common unit of beneficial interest (the “Trust Common Units”) of SandRidge Permian Trust (the “Trust”) for 4/10ths of one share of the Company’s common stock. The Offer and withdrawal rights are scheduled to expire on November 30, 2020, unless the Offer is extended. The full terms, conditions, and other details of the exchange Offer are set forth in the offering documents that the Company filed with the Securities and Exchange Commission.

The purpose of the offer to exchange is to acquire all of the outstanding Trust Common Units in order to combine our Company and the Trust. We intend, promptly after consummation of the Offer (assuming such Offer is successful and results in us obtaining at least 50% of the outstanding Trust Common Units) and satisfaction of the conditions in the Trust’s trust agreement, to cause the Trust to merge with a wholly-owned subsidiary of our Company (the “Second-Step Merger”) after which the Trust would be a direct or indirect, wholly-owned subsidiary of our Company. In the Second-Step Merger, each remaining Trust Common Unit (other than Trust Common Units held by the Company and its subsidiaries) will be canceled and converted into the right to receive, for each Trust Common Unit held, 4/10ths of one share of our common stock.

We believe that the combination of our Company and the Trust represents a financially and strategically compelling, value-creating opportunity for both our stockholders and holders of Trust Common Units.

On October 13, 2020, the Trust announced that Avalon Energy, LLC ("Avalon"), the sponsor of the Trust, notified the Trustee that Avalon had entered into a purchase and sale agreement with Montare Resources I, LLC ("Montare") for the sale of certain wells and leasehold interests (the "Assets") in which the Trust owns royalty interests. As permitted under the Amended and Restated Trust Agreement governing the Trust, these Assets have been sold to Montare unburdened by the Trust's royalty interests, and the Trust received approximately $4.9 million for the royalty interests which have been released by the Trustee in connection with the sale of the Assets (the “Montare Sale”).  According to Avalon, based on a valuation provided by an independent petroleum engineering firm, the fair value of the royalty interests released represented approximately 31.8% of the total fair value of the royalty interests owned by the Trust immediately prior to the Montare Sale.  Subsequently, in its Quarterly Report on Form 10-Q filed on November 13, 2020, the Trust disclosed that Avalon informed the Trust that Avalon had sold 483 shut-in wells, 338 other wells with negative present value, and 428 wells with positive present value in the Montare Sale, with the royalty interests released by the Trust in connection with the Montare Sale representing approximately 32% of the fair value of the royalty interests at September 1, 2020, as determined by an appraisal prepared for Avalon by an independent petroleum engineering firm, and approximately 76% of production attributable to the Trust's royalty interests for the month ended August 31, 2020 (the most recent month for which production data is available), leaving the 65 most valuable Trust wells remaining burdened by royalty interests.   PEDEVCO is evaluating the exchange offer in light of these announcements, including its impact on the conditions to the exchange offer and whether to move forward with the exchange offer.

Results of Operations and Financial Condition

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the nine months ended September 30, 2020 (in thousands):

Capital Expenditures
Leasehold Acquisitions	$95
Drilling and Facilities	5,703
Total*	$5,798

*(see “Part I – Financial Information” – “Item 1. Financial Statements” - “Note 6 - Oil and Gas Properties”).

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas and crude oil, and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by among other factors, weather conditions, inventory storage levels, basis differentials, and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our natural gas and crude oil and condensate revenues, refer to “Results of Operations” below.

Results of Operations

The following discussion and analysis of the results of operations for the three and nine-month periods ended September 30, 2020, and 2019, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2020, vs. Three Months Ended September 30, 2019

We reported a net loss for the three months ended September 30, 2020, of $2.3 million, or ($0.03) per share, compared to a net loss for the three months ended September 30, 2019, of $3.9 million or ($0.07) per share. The decrease in net loss of $1.6 million was primarily due to a $1.7 million reduction in total operating expenses coupled with $0.6 million settlement of accounts payables and working interest credits offset by a decrease in revenues of $0.7 million (discussed in more detail below) during the current period, compared to the prior period.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	60,786	61,441	(655)	(1%)
Natural Gas (Mcf)	44,051	43,725	326	1%
NGL (Bbls)	5,072	780	4,292	550%
Total (Boe) (1)	73,200	69,509	3,691	5%

Crude Oil (Bbls per day)	661	668	(7)	(1%)
Natural Gas (Mcf per day)	479	475	4	1%
NGL (Bbls per day)	55	8	47	588%
Total (Boe per day) (1)	795	756	40	5%

Average Sale Price:
Crude Oil ($/Bbl)	$37.21	$49.80	$(12.59)	(25%)
Natural Gas ($/Mcf)	2.06	1.57	0.49	31%
NGL ($/Bbl)	12.66	2.10	10.56	503%

Net Operating Revenues (in thousands):
Crude Oil	$2,262	$3,059	$(797)	(26%)
Natural Gas	91	68	23	34%
NGL	64	2	62	3,100%
Total Revenues	$2,417	$3,129	$(712)	(23%)

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the three months ended September 30, 2020, decreased $0.7 million, or 23%, to $2.4 million, compared to $3.1 million for the same period a year ago, due to an unfavorable price variance of $0.7 million. The unfavorable price variance was a result of the severe reduction in pricing from the decreased demand in oil and gas-related to the COVID-19 outbreak; however, even with the unfavorable economic conditions and natural production declines from our existing wells, production remained fairly constant overall in the current three-month period compared to the prior three-month period primarily from five new productive wells which were put online during the latter part of the 2019 fiscal year, combined with four new productive wells put online in the current fiscal year in our Permian Basin Asset, as well as our participation (non-operated working interest) in the drilling and completion of 11 productive wells in our D-J Basin Asset, which occurred in the latter part of the 2019 fiscal year and are now being realized in the current period.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$763	$1,081	$(318)	(29%)
Workovers	2	276	(274)	(99%)
Other*	289	334	(45)	(13%)
Total Lease Operating Expenses	1,054	1,691	(637)	(38%)

Exploration Expenses	1	27	(26)	(96%)
Depreciation, Depletion,
Amortization and Accretion	2,974	3,952	(978)	(25%)

General and Administrative (Cash)	$780	$1,040	$(260)	(25%)
Share-Based Compensation (Non-Cash)	501	326	175	54%
Total General and Administrative Expense	1,281	1,366	(85)	(6%)

Interest Expense	$1	$-	$1	100%
Interest Income	$4	$15	$(11)	(73%)
Other Income (Expense)	$597	$(14)	$611	4,364%

*Includes severance, ad valorem taxes, and marketing costs.

Lease Operating Expenses. The decrease of $0.6 million was primarily related to direct operating lease expenses decreasing relative to overall production increases, due to the existing infrastructure and tank batteries already in place for the recently completed wells in our Permian Basin Asset. Workover activities were also down during the 2020 period due to the economic downturn related to the COVID-19 pandemic.

Exploration Expense.  There was minimal change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period, with the Company conducting no exploration activities in the 2020 period, as the Company sought to conserve its operating cash in response to falling oil and gas prices resulting from decreased demand due to the COVID-19 pandemic.

Depreciation, Depletion, Amortization, and Accretion. The $0.1 million decrease was primarily the result of our new producing wells brought into production, which increased the depletable base of our oil and gas properties, from the end of the prior period through the end of the current year’s period (as discussed above).

General and Administrative Expenses (“G&A”)(excluding share-based compensation). The decrease of $0.3 million in general and administrative expenses (excluding share-based compensation) was primarily due to decreases in payroll, as well as other cost decreases, resulting from a 20% reduction in salary for all of the Company’s salaried employees and officers implemented on April 1, 2020, which was put in place to reduce costs at the time that oil and gas prices were falling as a result of decreased demand due to the COVID-19 pandemic, and a reduction of non-essential contractors.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased by $0.2 million primarily due to an increase in the awarding of employee share-based options and restricted shares as compensation during the 2020 period. Share-based compensation is utilized to conserve cash resources for use in field development activities and operations.

Interest Expense, Interest Income, and Other Income (Expense). Other income (expense) includes accrued interest expense from our PPP Loan, interest earned from our interest-bearing cash accounts, and the settlement of $0.3 million in accounts payables and working interest credits of $0.3 million.

Nine Months Ended September 30, 2020, vs. Nine Months Ended September 30, 2019

We reported a net loss for the nine months ended September 30, 2020, of $9.3 million, or ($0.13) per share, compared to a net loss for the nine months ended September 30, 2019, of $9.4 million or ($0.21) per share. The decrease in net loss of $0.1 million was primarily due to a decrease in revenue of $2.9 million when comparing the current period to the prior period as a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak, offset by a reduction of $1.6 million in operating expenses and by $2.2 million in other income items related to less interest on debt coupled with accounts receivable and payable settlements.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Nine Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	179,167	163,089	16,078	10%
Natural Gas (Mcf)	149,417	81,481	67,936	83%
NGL (Bbls)	12,176	2,170	10,006	461%
Total (Boe) (1)	216,246	178,839	37,407	21%

Crude Oil (Bbls per day)	654	597	57	10%
Natural Gas (Mcf per day)	545	298	247	83%
NGL (Bbls per day)	44	8	36	450%
Total (Boe per day) (1)	789	655	134	20%

Average Sale Price:
Crude Oil ($/Bbl)	$31.08	$52.42	$(21.34)	(41%)
Natural Gas ($/Mcf)	1.48	2.50	(1.02)	(41%)
NGL ($/Bbl)	9.41	6.80	2.61	38%

Net Operating Revenues (in thousands):
Crude Oil	$5,569	$8,549	$(2,980)	(35%)
Natural Gas	221	203	18	9%
NGL	115	15	100	667%
Total Revenues	$5,905	$8,767	$(2,862)	(33%)

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the nine months ended September 30, 2020, decreased $2.9 million, or 33%, to $5.9 million, compared to $8.8 million for the same period a year ago, due primarily to an unfavorable price variance of $3.6 million, offset by a favorable volume variance of $0.7 million. Although we shut-in all of our operated wells for 42 days during the second quarter of the current period as a result of the severe reduction in pricing from the decreased demand in oil and gas-related to the COVID-19 outbreak, production amounts did increase overall in the current nine-month period compared to the prior nine-month period primarily from five new productive wells brought online during the latter part of the 2019 fiscal year, combined with the four new productive wells brought online in the current fiscal year in our Permian Basin Asset, as well as our participation (non-operated working interest) in the drilling and completion of 11 productive wells in our D-J Basin Asset, which occurred in the latter part of the 2019 fiscal year and are now being realized in the current period. However, the 21% increase in production was not able to overcome the significant oil and natural gas price declines.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	% Increase (Decrease)
Direct Lease Operating Expenses	$2,502	$2,976	$(474)	(16%)
Workovers	139	956	(817)	(85%)
Gain on settlement of ARO	(19)	-	(19)	100%
Other*	704	824	(120)	(15%)
Total Lease Operating Expenses	3,326	4,756	(1,430)	(30%)

Exploration Expenses	31	50	(19)	(38%)
Depreciation, Depletion,
Amortization and Accretion	8,323	8,985	(662)	(7%)

General and Administrative (Cash)	$2,753	$3,315	$(562)	(17%)
Share-Based Compensation (Non-Cash)	2,073	1,023	1,050	103%
Total General and Administrative Expense	4,826	4,338	488	11%

Gain on Sale of Oil and Gas Properties	$-	$920	$(920)	(100%)
Interest Expense	$1	$824	$(823)	(100%)
Interest Income	$36	$22	$14	64%
Other Income (Expense)	$1,275	$(117)	$1,392	(1,190%)

*Includes severance, ad valorem taxes, and marketing costs.

Lease Operating Expenses. The decrease of $1.4 million was due to the shut-in of all of our operated wells for 42 days during the current period related to the severe reduction in pricing from the decreased demand related to the COVID-19 outbreak. Additionally, direct operating lease expenses decreased relative to the overall production increase due to the existing infrastructure and tank batteries already in place for the recently completed wells in our Permian Basin Asset. Additional workover activities were also down during the 2020 period due to the economic downturn.

Exploration Expense.  There was minimal change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization, and Accretion. The $0.6 million decrease was primarily the result of our new producing wells brought into production, which increased the depletable base of our oil and gas properties, from the end of the prior period through the end of the current year’s period (as discussed above), compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation). The decrease of $0.6 million in general and administrative expenses (excluding share-based compensation) was primarily due to decreases in payroll, as well as other cost decreases, in the 2020 period, resulting from a 20% reduction in salary for all of the Company’s salaried employees and officers implemented on April 1, 2020, and a reduction of non-essential contractors.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased by $1.1 million primarily due to an increase in the awarding of employee share-based options and restricted shares as compensation during the 2020 period. Share-based compensation is utilized to conserve cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties.  In the prior period, the Company sold rights to 85.5 net acres of oil and gas leases located in Weld County, Colorado, to a third party, for aggregate proceeds of $1.2 million and recognized a gain on sale of oil and gas properties of $0.9 million.

Interest Expense.  The decrease of $0.8 million was due primarily to the Company having no significant debt in the current period, compared to the prior year’s period. The Company recognized $1,200 in interest related to our PPP Loan in the current period.

Interest Income and Other Income (Expense). Includes interest earned from our interest-bearing cash accounts, and for the 2020 period includes the settlement of accounts payables for $0.9 million and the settlement of an old $0.1 million accounts receivable, compared to the prior period, which included the write-off of a $0.1 million third party option related to an option to acquire shares of Caspian Energy, which expired unexercised.

Liquidity and Capital Resources

The primary sources of cash for the Company during the nine months ended September 30, 2020, were from the sales of crude oil and natural gas and funds provided by our entry into a PPP loan (see “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 7 – PPP Loan”). The primary uses of cash were funds used for development costs and operations. To help conserve its operating cash, effective April 1, 2020, the Company implemented a 20% reduction in salary for all of the Company’s salaried employees and officers, to continue until the oil markets have recovered to acceptable levels, which the Company has determined has not occurred to date.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. COVID-19 has, since the early part of 2020, reduced worldwide economic activity. Due to COVID-19, the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 will have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates have disrupted, and may continue to disrupt, the operation of the Company’s business for a prolonged period. The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions, as well as an adverse effect on the Company’s business and financial condition, and may continue to have an adverse effect on the Company, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, vendors, and guests, including limiting the number of occupants at the Company’s Houston headquarters and requiring all others to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak will continue to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the availability and efficacy of vaccines, and the actions to contain its impact. However, any further decrease in the price of oil, or the demand for oil and gas, will likely have a negative impact on our results of operations and cash flows.

As discussed above, we shut-in our operated production from mid-April through early June 2020, which directly contributed to a decrease in production volumes from 96,515 Boe for the three months ended March 31, 2020, to 46,530 Boe for the three months ended June 30, 2020, representing a decrease of 52%. Similarly, our crude oil, natural gas, and NGLs sales revenues decreased from $2,832,000 for the three months ended March 31, 2020, to $656,000 for the three months ended June 30, 2020, representing a decrease of 77%, largely due to our decreased production, as well as decreases in NYMEX pricing and significantly widened differentials, largely due to the global COVID-19 pandemic, and the sharp decline in the demand for, and price of, oil and gas, in connection therewith. During the current three-month period ended September 30, 2020, our production regained some momentum and increased to 73,200 Boe; however, the increased production was not able to overcome the significant price declines and as a result, our sales revenues of $2,417,000 for the current period were not able to match our pre-COVID-19 first quarter 2020 sales revenues of $2,832,000.

In response to the effects of COVID-19, the Company has adopted policies, procedures, and practices both in its Houston office headquarters and across its field operations to protect its employees, contractors, and guests from COVID-19, including the adoption of a COVID-19 Response Plan, implementation of contractor questionnaires to assess COVID-19 risk and exposure prior to entering any Company facility or worksite, adopting best practices, guidelines and protocols recommended by the Centers for Disease Control (the “CDC”) and the Office of the Texas Governor for the prevention of exposure and spread of COVID-19, and instituting weekly management calls discussing the Company’s ongoing response to the COVID-19 pandemic and effectiveness thereof. Consistent with the Office of the Texas Governor’s executive orders, the Company has limited occupancy at the Company’s Houston headquarters; however, given the Company’s robust online systems and workflow practices and procedures, the Company has not experienced any material challenges or reductions in efficiency or effectiveness of its office-based workforce, while its field personnel continues to attend to their daily field operations uninterrupted, while mindful of social distancing and other preventative measures and safeguards recommended by the CDC.

Further, to help conserve its operating cash, in April 2020 the Company initiated significant G&A cost-reduction measures, including reducing all employee and officer salaries by 20%, until market conditions significantly improve, cutting all discretionary spending, undertaking additional actions resulting in a nearly 20% cash G&A reduction in the second and third quarters of 2020, from our original G&A budget, and negotiating reductions of approximately $1 million in vendor accounts payable, with further meaningful discounts going forward. Additionally, the Company has taken cost-reduction measures anticipated to reduce lease operating expenses (“LOE”) by over 25% in 2020. The Company also deferred its planned 2020 development plan into 2021, and completed certain of its 2019 carryover projects, including the completion of a SWD well and the production hookup and commencement of three horizontal San Andres wells drilled in 2019, which changes have reduced the Company’s total capital expenditures in 2020 from the originally budgeted $14.5 million to $7 million, all of which have been deployed to date. We currently are not planning any additional significant capital expenditures for the remainder of 2020.

Working Capital

At September 30, 2020, the Company’s total current assets of $9.5 million exceeded its total current liabilities of $2.0 million, resulting in a working capital surplus of $7.5 million, while at December 31, 2019, the Company’s total current assets of $27.1 million exceeded its total current liabilities of $15.2 million, resulting in a working capital surplus of $11.9 million. The $4.4 million decrease in our working capital surplus is primarily related to cash used to fund payables and accrued expenses related to our capital drilling projects and current operational expenses.

We currently estimate the costs associated with the Sandridge Transaction totaling $566,000, which funds we plan to pay out of our cash on hand.

Financing

Other than obtaining the $370,000 PPP loan and repayment of the Original PPP loan (see “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 7 – PPP Loan”), we did not engage in any financing transactions during the three months ended September 30, 2020. We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) our projected cash flow from operations, (ii) our existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC, which is 100% owned and controlled by Dr. Simon Kukes, the Company’s Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, lines of credit, or public or private debt or equity financings to fund future capital expenditures and/or acquisitions. If market conditions are not conducive to raising additional funds, the Company may choose to delay or extend the drilling program and associated capital expenditures into the future. Furthermore, as a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, the Company shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, with the Company now back on full production from its operated wells in the Permian Basin and the D-J Basin that the Company had shut-in in mid-April 2020 due to the partial recovery of oil prices in early June 2020. If oil prices deteriorate significantly from current levels, the Company expects to again shut-in some or all of its oil and gas production, which would result in reduced or no cash flow being generated from operations during the period such wells are shut-in, have a material adverse effect on the Company’s projected cash flow from operations, and, once our cash on hand is depleted, eventually require additional infusions of capital through debt and/or equity financings, asset sales, farm-out arrangements, lines of credit, or other means, which may not be available on favorable terms, if at all.

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows (used in) provided by operating activities	$(24)	$6,494
Cash flows used in investing activities	(14,379)	(33,031)
Cash flows provided by financing activities	370	58,000
Net (decrease) increase in cash and restricted cash	$(14,033)	$31,463

Cash Flows provided by Operating Activities. Net cash provided by operating activities decreased by $6.5 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in our net loss of $1.0 million, which was primarily commodity price-driven, coupled with net increases in operating activities of $0.3 million, offset by net decreases to certain of our other components of working capital of $7.8 million.

Cash Flows used in Investing Activities. There was a decrease in net cash used in investing activities of $18.7 million due to a reduction in capital spending related to drilling and completion costs when comparing the current period to the prior period, mainly due to reductions and delays in spending associated with the decline in oil prices caused by COVID-19.

Cash Flows provided by Financing Activities.  There was $0.4 million in cash flows provided by obtaining PPP Loan financing in the current period, compared to $58.0 million in proceeds from financing in the prior period from the issuance of a related party note payable, which has since been converted to common stock, and the sale of common stock.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of September 30, 2020, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. See our Form 10-K for further discussion of our critical accounting policies.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of September 30, 2020, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in April 2020, but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on March 30, 2020 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, which are incorporated by reference herein, other than as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to investing in the Company. However, as previously disclosed, the Company recently began the Offer, and additional risk factors regarding the Offer, the Trust, the Trust’s operations and assets, and related matters can be found under the headings “Risk Factors Relating to the Offer and the Second-Step Merger”, “Risk Factors Relating to PEDEVCO following the Offer and the Second-Step Merger”, and “Risk Factors Relating to the Trust”, as set forth in the Company’s Registration Statement on Form S-4 filed with the SEC on October 13, 2020, which are incorporated by reference herein. Certain other risks relating to the Offer and the Sandridge Transaction are also discussed below, and investors are encouraged to review such risk factors below and in our Form S-4, prior to investing in the Company.

Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price.

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

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations, and future rate of growth. Oil, NGL, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 88% of our estimated proved reserves as of December 31, 2019, were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, most recently dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. During the year ended December 31, 2019, the daily NYMEX WTI oil spot price ranged from a high of $66.24 per Bbl to a low of $46.31 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $4.25 per MMBtu to a low of $1.75 per MMBtu. During the nine months ended September 30, 2020, the daily NYMEX WTI oil spot price ranged from a high of $63.27 per Bbl to a low of ($36.98) per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $2.57 per MMBtu to a low of $1.33 per MMBtu.

The risk factor entitled “Our success is dependent on the prices of oil, NGLs, and natural gas. Low oil or natural gas prices and the substantial volatility in these prices will adversely affect and is expected to continue to adversely affect, our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial obligations.” from the Form 10-K is replaced and superseded by the following:

Our success is dependent on the prices of oil, NGLs, and natural gas. Low oil or natural gas prices and the substantial volatility in these prices will adversely affect and are expected to continue to adversely affect, our business, financial condition and results of operations, and our ability to meet our capital expenditure requirements and financial obligations.

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital, and future rate of growth. Oil, NGLs, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of crude oil has experienced significant volatility over the last five years, with the price per barrel of WTI crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then dropping below $20 per barrel in April 2020 due in part to reduced global demand stemming from the recent global COVID-19 outbreak, before recovering to between $35-$45 per barrel more recently. Prices for natural gas and NGLs experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of its production, will continue to depend on numerous factors, including the following:

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

●
the impact of U.S. dollar exchange rates on oil, NGLs, and natural gas prices;

●
domestic and foreign governmental regulations and taxes;

●
speculative trading of oil, NGLs, and natural gas futures contracts;

●
localized supply and demand fundamentals, including the availability, proximity, and capacity of gathering and transportation systems for natural gas;

●
the availability of refining capacity;

●
the prices and availability of alternative fuel sources;

●
the threat, or perceived threat, or results, of viral pandemics, for example, as experienced with the COVID-19 pandemic in 2020;

●
weather conditions and natural disasters;

●
political conditions in or affecting oil, NGLs, and natural gas producing regions, including the Middle East and South America;

●
the continued threat of terrorism and the impact of military action and civil unrest;

●
public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit, or regulate hydraulic fracturing activities;

●
the level of global oil, NGL, and natural gas inventories and exploration and production activity;

●
authorization of exports from the United States of liquefied natural gas;

●
the impact of energy conservation efforts;

●
technological advances affecting energy consumption; and

●
overall worldwide economic conditions.

Declines in oil, NGL or natural gas prices will not only reduce our revenue, but will reduce the amount of oil, NGL, and natural gas that we can produce economically. Should natural gas, NGL, or oil prices remain at current levels for an extended period, we will continue to shut-in our operated wells, delay some or all of our exploration and development plans for our prospects, and cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities, and, as a result, we will have to make substantial downward adjustments to our estimated proved reserves, each of which would have a material adverse effect on our business, financial condition, and results of operations.

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

As a result of the recent COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions, and other restrictions, our operations, and those of our subcontractors, customers, and suppliers, have and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 outbreak.

The timeline and potential magnitude of the COVID-19 outbreak are currently unknown.  The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including its business and operations, and the demand for oil and gas.  For example, the outbreak of coronavirus has resulted in a widespread health crisis that will adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect our operating results. Other contagious diseases in the human population could have similar adverse effects. In addition, the effects of COVID-19 and concerns regarding its global spread have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas, and materially and has materially and adversely affected the demand for and marketability of our production, which production we temporarily shut-in from mid-April 2020 through early June 2020, and is anticipated to continue to adversely affect the same for the foreseeable future. As the potential impact from COVID-19 is difficult to predict, the extent to which it will negatively affect our operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, have already negatively affected our first, second and third-quarter results of operations, and are anticipated to have a negative impact on multiple future quarters’ results as well.

The risk factor entitled “Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.” from the Form 10-K is replaced and superseded by the following:

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity, and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market, and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown and a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices and are expected to continuing having a material adverse effect for the foreseeable future. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which we can sell our oil, natural gas, and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent than it has already.

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

The unavailability of satisfactory oil and natural gas transportation arrangements has hindered our access to oil and natural gas markets and has delayed production from our wells. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for, and supply of, oil and natural gas and the proximity of reserves to pipelines, terminal facilities, and storage facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, processing facilities, and storage facilities owned and operated by third parties. Our failure to obtain these services on acceptable terms could materially harm our business. Due to the current lack of demand, low prices, and high transportation costs, we have elected to shut-in all of our operated wells, resulting in a nearly complete loss of production revenue. Furthermore, we are obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases with respect to certain shut-in wells. We do not expect to purchase firm transportation capacity on third-party facilities. Therefore, we expect the transportation of our production to be generally interruptible in nature and lower in priority to those having firm transportation arrangements.

The disruption of third-party facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products. The third parties' control when or if such facilities are restored after disruption, and what prices will be charged for products. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines, and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

The risk factor entitled “An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production could adversely affect our business, financial condition and results of operations.” from the Form 10-K is replaced and superseded by the following:

An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production has adversely affected our business, financial condition, and results of operations.

The prices that we will receive for our oil and natural gas production sometimes may reflect a discount to the relevant benchmark prices, such as the New York Mercantile Exchange (“NYMEX”), that are used for calculating hedge positions. The difference between the benchmark price and the prices we receive is called a differential. Increases in the differential between the benchmark prices for oil and natural gas and the wellhead price we receive has recently adversely affected and is anticipated to continue to adversely affect, our business, financial condition, and results of operations. We do not have, and may not have in the future, any derivative contracts or hedging covering the amount of the basis differentials we experience in respect of our production. As such, we will be exposed to any increase in such differentials.

The risk factor entitled “Downturns and volatility in global economies and commodity and credit markets could materially adversely affect our business, results of operations and financial condition.” from the Form 10-K is replaced and superseded by the following:

Downturns and volatility in global economies and commodity and credit markets have materially adversely affected our business, results of operations, and financial condition.

Our results of operations are materially adversely affected by the conditions of the global economies and the credit, commodities, and stock markets. Among other things, we have recently been adversely impacted, and anticipate to continue to be adversely impacted, due to a global reduction in consumer demand for oil and gas, and consumer lack of access to sufficient capital to continue to operate their businesses or to operate them at prior levels. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

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

For example, in 2014, 2016, and 2018, opponents of hydraulic fracturing sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us. One of the proposed initiatives would have made the vast majority of the surface area of the state ineligible for drilling, including substantially all of our planned future drilling locations. By further example, in April 2019, Colorado Senate Bill 19-181 (the “Bill”) was passed into law, which prioritizes the protection of public safety, health, welfare, and the environment in the regulation of the oil and gas industry by modifying the State’s oil and gas statutes and clarifying, reinforcing, and establishing local governments’ regulatory authority over the surface impacts of oil and gas development in Colorado. This Bill, among other things, gives more power to local government entities in making land-use decisions about oil and gas development and regulation, and directs the Colorado Oil & Gas Conservation Commission (“COGCC”) to promulgate rules to ensure, among other things, proper wellbore integrity, allow public disclosure of flowline information, and evaluate when inactive or shut-in wells must be inspected before being put into production or used for injection. In addition, the Bill requires that owners of more than 50% of the mineral interests in lands to be pooled must have joined in the application for a pooling order and that the application must include proof that the applicant received approval for the facilities from the affected local government or that the affected local government does not regulate such facilities. In addition, the Bill provides that an operator cannot use the surface owned by a nonconsenting owner without permission from the nonconsenting owner and increases nonconsenting owners’ royalty rates during a well’s pay-back period from 12.5% to 13.0%. Pursuant to the Bill, in December 2019 the COGCC proposed new regulatory requirements to enhance safety and environmental protection during hydraulic fracturing and to enhance wellbore integrity. We anticipate that the Bill may make it more difficult and more costly for us to undertake oil and gas development activities in Colorado. In addition, on September 28, 2020, the COGCC voted in favor of a preliminary approval establishing a new 2,000-foot setback rule from buildings for drilling and fracturing operations statewide, increasing the previous 500-foot setback rule, which new rule will become effective January 1, 2021, and could likewise make it more difficult for us to undertake oil and gas development activities in Colorado.

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

For example, in 2019, the United States Environmental Protection Agency increased the state of Colorado’s non-attainment ozone classification for the Denver Metro/North Front Range nonattainment area (“NAA”) from “moderate” to “serious” under the 2008 National Ambient Air Quality Standards. This “serious” classification will trigger significant additional obligations for the state under the Clean Air Act and could result in new and more stringent air quality control requirements, which may in turn result in significant costs and delays in obtaining necessary permits applicable to our operations.

The following are new risk factors which supplement the risk factors included in the Form 10-K:

During 2020, we temporarily shut-in all of our operated producing wells in our Permian Basin Asset and D-J Basin Asset to preserve our oil and gas reserves for production during a more favorable oil price environment, and while we have resumed full production, we may again shut-in some or all of our operated production, should market conditions significantly deteriorate.

As a result of the recent COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020 we temporarily shut-in all of our operated producing wells in our Permian Basin and D-J Basin to preserve our oil and gas reserves for production during a more favorable oil price environment, noting that most of our acreage is held by production with no drilling obligations, which provides us with the flexibility to hold back on production and development during periods of low oil and gas prices. Following a partial recovery in oil prices, commencing in early June 2020, we reactivated over 90% of our operated wells in the Permian Basin and the D-J Basin that we shut-in in mid-April 2020, and we have subsequently resumed full production of all operated wells. However, we may again shut-in some or all of our production, should market conditions deteriorate into the mid- to low-$20 per barrel realized wellhead price range in the future. While our producing wells are shut-in, we do not generate revenues from such wells and would need to use our cash on hand and funds we receive from borrowings and the sale of equity in order to pay our operating expenses. A continued period of low-priced oil may make it non-economical for us to operate our wells, which would have a material adverse effect on our operating results and the value of our assets. We cannot estimate the future price of oil, and as such cannot estimate, when we may again determine to begin producing oil at our operated wells.

We may be forced to write-down material portions of our assets if low oil prices continue.

The recent COVID-19 outbreak has led to an economic downturn resulting in lower oil prices, which in turn required us to shut-in all of our production from mid-April through early June 2020 as it was uneconomical for us to operate our producing wells during such time, and we could be required to again shut-in some or all of our production in the future should market conditions deteriorate. A continued period of low prices may force us to incur material write-downs of our oil and natural gas properties, which could have a material effect on the value of our properties, and cause the value of our securities to decline in value.

Risks Relating to The Sandridge Transaction:

The Offer is subject to other conditions that we cannot control.

The Offer is subject to other conditions, including that a minimum of a majority of the outstanding Trust Common Units be tendered in the Offer; that the Trustee of the Trust has consented to the Second-Step Merger; that the shareholders of the Company have approved the issuance of the shares of common stock issuable pursuant to the terms of the Sandridge Transaction (in accordance with the rules of the NYSE American); that any required governmental or regulatory waiting periods relating to the Sandridge Transaction have expired or been terminated; and that no material adverse effect relating to the Trust shall have occurred. No assurance can be given that all of the conditions to the Offer will be satisfied or, if they are, as to the timing of such satisfaction. In addition, the Trust or a third party, such as Avalon Energy, LLC (the sponsor of the Trust “Avalon”) or Montare Resources I, LLC (“Montare”) who has purchased certain wells and leasehold interests of the Trust, may seek to take additional actions, or fail to take actions, and put in place additional obstacles that will delay, or frustrate, the satisfaction of one or more conditions. If the conditions to the Offer are not satisfied, then we may allow the Offer to expire or could amend or extend the Offer.

The Trustee may not consent to the Second-Step Merger or may impose conditions on its consent that are unfavorable or cause us to terminate the Offer.

Pursuant to the Trust Agreement of the Trust, the Trust may merge or consolidate with or into, or convert into, one or more other corporations, partnerships, limited liability companies, trusts, estates, or other entity, organization, or association in accordance with Section 3815 of the Trust Act if, among other conditions, such transaction is agreed to by the Trustee.

We have conditioned our Offer upon the Trustee’s consent to the Second-Step Merger. The Trustee may not consent to the Second-Step Merger. Additionally, the Trustee may determine to impose conditions on the Second-Step Merger that are unfavorable to us, or that could have the effect of delaying our Offer or the Second-Step Merger. In the event, the Trustee does not consent to the Second-Step Merger, or the Trustee imposes conditions on the Second-Step Merger, we may terminate the Offer.

In the event the Sandridge Transaction closes, it will cause immediate and substantial dilution to existing stockholders of the Company.

We currently anticipate issuing up to 21,000,000 shares of our common stock to holders of the Trust’s securities as part of the Sandridge Transaction, if such transaction closes. As a result, the issuance of the common stock consideration as part of the Sandridge Transaction Offer will result in immediate and substantial dilution to the interests of the Company’s then stockholders.

Resales of our common stock following the Sandridge Transaction may cause the market price of our common stock to fall.

We expect that we will issue approximately 21,000,000 shares of common stock in connection with the Sandridge Transaction if such transaction successfully closes. The issuance of these new shares and the sale of additional shares (including by way of registration rights Avalon may have as a result of the Second-Step Merger) that may become eligible for sale in the public market from time to time upon exercise of options could have the effect of depressing the market price for our common stock. The increase in the number of our shares of common stock may lead to sales of such shares of common stock or the perception that such sales may occur, either of which may adversely affect the market for and the market price of, our common stock.

Combining the Trust with the Company may be more difficult, costly, or time-consuming than expected and we may fail to realize the anticipated benefits of the Sandridge Transaction, including expected financial and operating performance of the combined company.

The success of the Sandridge Transaction (assuming such transaction is successfully completed) will depend, in part, on the combined company’s ability to realize anticipated cost savings from combining the businesses of the Company and the Trust. To realize the anticipated benefits and cost savings from the Sandridge Transaction, the Company must successfully integrate its business with that of the Trust in a manner that permits those cost savings to be realized. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the Sandridge Transaction may not be realized fully or at all or may take longer to realize than expected. Additionally, integration of our operations and the Trust’s may also divert management attention and resources. These integration matters could have an adverse effect on the Company for an undetermined period after completion of the Sandridge Transaction on the combined company.

We will be subject to business uncertainties and contractual restrictions while the Sandridge Transaction is pending.

Uncertainty about the effect of the Sandridge Transaction on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Sandridge Transaction is completed or terminated, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Sandridge Transaction has been successfully completed or terminated. Retention of certain employees may be challenging during the pendency of the Sandridge Transaction, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Sandridge Transaction could be negatively impacted. In addition, we anticipate that while pending, the Sandridge Transaction will take the majority of our management’s attention and as such, we may be prevented from pursuing other attractive business opportunities that may arise prior to the completion or termination of the Sandridge Transaction.

Litigation could prevent or delay the closing of the Sandridge Transaction or otherwise negatively impact the business and operations of the Company.

The Company may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the Sandridge Transaction. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the consummation of the Sandridge Transaction.

Termination of the Sandridge Transaction could negatively impact the Company.

In the event the Sandridge Transaction is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Sandridge Transaction, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Sandridge Transaction will be completed.

Failure to complete the Sandridge Transaction could negatively impact our stock price and future business and financial results.

If the Sandridge Transaction is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●          we will not realize the benefits expected from the Sandridge Transaction, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

●          we may experience negative reactions from the financial markets and our partners and employees;

●          the focus of management of the Sandridge Transaction may prevent us from making certain other acquisitions, taking certain other specified actions, or otherwise pursuing business opportunities during the pendency of the Sandridge Transaction; and

●          matters relating to the Sandridge Transaction (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

Significant costs are expected to be incurred in connection with the Sandridge Transaction, including legal, accounting, financial advisory, and other costs.

We anticipate incurring significant costs in connection with Sandridge Transaction, including legal, accounting, and other costs. We will also incur transaction fees and other costs related to the Sandridge Transaction. Additional unanticipated costs may be incurred in the integration of the Company and the Trust. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that we will be successful in these integration efforts.

Even if the Offer is completed, there remains a risk that the Trust could liquidate prior to the completion of the Second-Step Merger.

Even if the exchange offer is completed, there remains a substantial risk of the Trust being liquidated prior to the completion of the Second-Step Merger. Until completion of the Second-Step Merger, provisions of the Trust’s Trust Agreement (the “Trust Agreement”) governing the rights of the Trust would require the Trust to liquidate upon certain events, including the disposition of all of the Trust’s royalty interests and other assets (other than cash), tangible or intangible, including accounts receivable and claims or rights to payment, constituting the trust estate or if the aggregate quarterly cash distribution amounts received by the Trust for distribution to its holders of Trust Common Units from Avalon for any four consecutive quarters, on a cumulative basis, fall below $5.0 million.

There is uncertainty regarding Avalon’s ability to pay the quarterly cash distribution amounts to the Trust. Due to the Trust Agreement requiring liquidation that depends upon the payments Avalon makes under the royalty interests, actions by persons other than the Trust or the Company may cause a liquidation of the Trust. Although the Company intends to complete the Second-Step Merger as promptly as practicable following the exchange offer, the timing of completing the Second-Step Merger following the exchange offer cannot be estimated with exact certainty. Accordingly, the Trust could be liquidated after completing the exchange offer but prior to the Second-Step Merger.

If liquidation of the Trust were to occur following the exchange offer but prior to the Second-Step Merger, the Trustee would sell the Royalty Interests (subject to a right of first refusal held by Avalon) and proceeds of the Trust’s liquidation would be distributed to holders of Trust Common Units, including the Company. In such an event, holders that will have exchanged their Trust Common Units for Company common stock would not share directly in the liquidating distributions because they would no longer hold Trust Common Units, and the Company would receive the liquidating distributions that the exchanging holders of Trust Common Units would have otherwise received.

Assuming completion of the Offer and Second-Step Merger, we would own only the Royalty Interests, and would therefore remain subject to the same risks of the Trust with respect to its Royalty Interests.

Assuming we complete the Offer and the Second-Step Merger, we will only acquire the Trust’s royalty interests. We would not, without further action, become the operator of the Trust’s properties, a working interest owner, or own any other form of ownership with respect to the Trust’s properties. Accordingly, all of the risks that are present with respect to the Trust and its royalty interests would continue to apply to us. Although we intend to engage with the operator of the Underlying Properties to enhance the value of the Royalty Interest, there is no assurance we will be able to do so.

If we acquire less than a majority of the outstanding Trust Common Units, we may be deemed to be an investment company under the Investment Company Act.

We have conditioned the exchange offer on us acquiring a minimum of a majority of the outstanding Trust Common Units. However, the condition may be waived by us. If the Minimum Tender Condition is waived by us, and we acquire less than a majority of the outstanding Trust Common Units, we may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we are deemed to be an investment company, we will either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or contractual rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from its affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, require us to add additional independent directors, and adversely affect the price of our common stock.

We have only conducted a review of the Trust’s publicly available information and have not had access to the Trust’s non-public information.

To date, we have only conducted a due diligence review of the Trust’s publicly available information. There may be material non-public information about the Trust, Avalon, or Montare that could impact our decision to move forward with the Offer and/or Sandridge Transaction. The consummation of the Offer or the Second-Step Merger may constitute a breach or default, or an event that, with or without notice or lapse of time or both, would constitute a breach or default, or result in the acceleration or other change of any right or obligation (including, without limitation, any payment obligation) or termination of an agreement under agreements of the Trust that are not publicly available. If this happens, we may have liabilities relating to the breach or default and may have to seek to replace that agreement with a new agreement.

The combined business of the Company will be geographically concentrated in the event we successfully acquire the Trust.

Both our operations and those of the Trust are dependent upon oil and gas producing properties in the Permian Basin. This concentration could disproportionately expose the combined entities to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the combined entities interests, adverse developments in the oil and natural gas market or the area, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance, could have a significantly greater impact on the combined entities financial condition, results of operations and cash flows than if it were more diversified.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended September 30, 2020, and through the date of the filing of this Report, which were not previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, or in a Current Report on Form 8-K, if at all.

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

PEDEVCO Corp.

November 16, 2020	By:	/s/ Dr. Simon Kukes
Dr. Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 16, 2020	By:	/s/ Paul A. Pinkston
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