Form 10-K
period 2020-12-31
PEDEVCO CORP
filed 2021-03-23
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last trading day of the registrant’s most recently completed second fiscal quarter), based upon the closing price reported on such date was approximately $7,001,681. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

As of March 19, 2021, 79,441,603 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS “BELIEVES,” “EXPECTS,” “ANTICIPATES,” “INTENDS,” “PROJECTS,” “ESTIMATES,” “PLANS,” “MAY INCREASE,” “MAY FLUCTUATE” AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS “SHOULD”, “WOULD”, “MAY” AND “COULD” ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING “RISK FACTORS.” ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2020. AS USED HEREIN, THE “COMPANY,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO PEDEVCO CORP., WHICH WAS KNOWN AS BLAST ENERGY SERVICES, INC. UNTIL JULY 30, 2012, AND ITS WHOLLY-OWNED SUBSIDIARIES, BLAST AFJ, INC., PACIFIC ENERGY DEVELOPMENT CORP., RED HAWK PETROLEUM, LLC, RIDGEWAY ARIZONA OIL CORP, EOR OPERATING COMPANY, AND SRPT ACQUISITION, LLC (FORMED ON OCTOBER 16, 2020), UNLESS OTHERWISE STATED.

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

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” above, and readers are encouraged to review that section.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●
The future price of oil, natural gas and NGL;

●
The effect of COVID-19 on the Company’s operations, future prospects, the value of its properties, and the economy in general, including the related effect on the supply and demand, and ultimate price of oil and natural gas;

●
Current and future declines in economic activity and rescessions, and their effect on the Company, its property, prospects and the supply and demand, and ultimate price of oil and natural gas;

●
The status and availability of oil and natural gas gathering, transportation, and storage facilities owned and operated by third parties;

●
An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production may adversely affect our business, financial condition, and results of operations;

●
New or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

●
The effect of future shut-ins of our operated production, should market conditions significantly deteriorate;

●
Anticipated significant write-downs of a material portion of our assets due to the recent economic downturn resulting from COVID-19;

●
Our need for additional capital to complete future acquisitions, conduct our operations and fund our business, and our ability to obtain such necessary funding on favorable terms, if at all;

●
Our ability to generate sufficient cash flow to meet any future debt service and other obligations due to events beyond our control;

●
The fact that all our assets and operations are located in the Permian Basin and the D-J Basin, making us vulnerable to risks associated with operating in only two geographic areas;

●
The speculative nature of our oil and gas operations, and general risks associated with the exploration for, and production of oil and gas; including accidents, equipment failures or mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining reserves and production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

●
Potential conflicts of interest that could arise for certain members of our management team and board of directors that hold management positions with other entities and our largest stockholder;

●
The limited control we have over activities on properties we do not operate;

●
The estimates of the value of our oil and gas properties and accounting in connection therewith;

●
Intense competition in the oil and natural gas industry;

●
Our competitors use of superior technology and data resources that we may be unable to afford or obtain the use of;

●
Changes in the legal and regulatory environment governing the oil and natural gas industry, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

●
Uncertainties associated with enhanced recovery methods which may result in us not realizing an acceptable return on our investments in such projects or suffering losses;

●
Requirements that we must drill on certain of acreage in order to hold such acreage by production;

●
Improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

●
Future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

●
The currently illiquid and volatile market for our common stock;

●
Our dependence on the continued involvement of our present management;

●
The fact that Mr. Simon Kukes, our Chief Executive Officer and a member of board of directors, beneficially owns a majority of our common stock and that his interests may be different from other shareholders;

●
Our ability to maintain the listing of our common stock on the NYSE American; and

●
Future material impairments of our oil and gas assets; and

●
Other risks described under “Risk Factors” below.

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

ARO. Asset retirement obligation, which is a legal obligation associated with the retirement of an oil or gas well, where the owner is responsible for removing equipment, plugging the well and/or cleaning up hazardous materials at some future date.

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

Developed oil and natural gas reserves. Reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

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

MBbl or MBbls. One thousand barrels of crude oil or other liquid hydrocarbons.

MBbl/d. One thousand barrels of crude oil or other liquid hydrocarbons per day.

MBoe. Thousand barrels of oil equivalent.

MBoe/d. Thousand barrels of oil equivalent per day.

Mcf. One thousand cubic feet of natural gas.

Mcfgpd. Thousands of cubic feet of natural gas per day.

MMcf. One million cubic feet of natural gas.

MMBtu. One million British thermal units.

MMBoe. Million barrels of oil equivalent.

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

Plugging and abandonment. Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. State regulations require generally plugging of abandoned wells.

Possible reserves. Additional reserves that are less certain to be recognized than probable reserves.

Present value of future net revenues (“PV-10”). The present value of estimated future revenues to be generated from the production of proved reserves, before income taxes, calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation and without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization. PV-10 is calculated using an annual discount rate of 10%.

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

Production costs. Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities that become part of the cost of oil, natural gas and NGL produced.

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

Reserves. Estimated remaining quantities of oil, natural gas and NGL and related substances anticipated to be economically producible by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil, natural gas and NGL or related substances to market, and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir, or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

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

Standardized measure or standardized measure of discounted future net cash flows. The present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs and future income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized Measure differs from PV-10 because standardized measure includes the effect of future income taxes on future net revenues.

Transition Zone. The Transition Zone usually produces both oil and water at different ratios depending on the height above the Free Water Level (“FWL”). In normal conditions wells that are drilled in the Transition Zone will produce at some water cut.

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

Business Operations

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado.  As of December 31, 2020, we held approximately 37,068 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 11,948 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of December 31, 2020, we held interests in 379 gross (302 net) wells in our Permian Basin Asset, of which 26 are active producers, 15 are active injectors and two are active Saltwater Disposal Wells (“SWD”s), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 77 gross (22.0 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 38 gross (5.8 net) wells are non-operated, and 21 wells have an after-payout interest.

As a result of the COVID-19 outbreak in early 2020, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, we temporarily shut-in all of our operated producing wells in our Permian Basin Asset and D-J Basin Asset to preserve our oil and gas reserves for production during a more favorable oil price environment, noting that most of our acreage is held by production with no drilling obligations, which provides us with flexibility to hold back on production and development during periods of low oil and gas prices. Following the partial recovery in oil prices, commencing in early June 2020, we resumed full production from our operated wells in the Permian Basin and the D-J Basin that we shut-in in mid-April 2020. In September of 2020 we completed a salt water disposal well (“SWD well”) on our Permian Basin Asset which allowed us to commence production on three wells that were shut in due to salt water disposal constraints. We brought one of the three wells online in September 2020 and the other two were brought online in late January 2021, all producing from the San Andres formation. The Company has deferred into 2021 several minor projects from the 2019 carryover projects, and all previously planned 2020 development plan projects, pending a more favorable oil price environment.

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so that we can dictate the pace of development in order to execute our business plan. Our 2021 development plan includes several projects delayed from our 2019 Phase II Permian Basin Asset development program, which were put on hold through 2020 due to the COVID-19 outbreak and related low oil price environment through most of 2020. In late 2020 we resumed work on these carryover projects, including the completion of a SWD well in the Chaveroo field (Chaves and Roosevelt Counties, New Mexico) which was brought online in September 2020. In September of 2020 we brought online one horizontal San Andres well from our 2019 Phase I Permian Basin Asset development program that was shut in due to salt water disposal capacity constraints. In January 2021, we initiated production hookup and commencement of two horizontal San Andres wells drilled in our 2019/2020 Phase II Permian Basin Asset development program. Over the remainder of 2021, we plan to drill and complete up to nine horizontal San Andres wells on our Permian Basin Asset, complete several potential well reactivation projects, and complete several enhancement and facilities projects across our operated Permian Basin Asset for a total estimated capital deployment of $27.3 million through year-end (of which we have deployed pproximately $700,000 to date) and plan to fund the remaining amount with $17.7 million in current cash on hand and through operating cash flow. However, we may need to raise additional capital to fund our development program if market conditions significantly deteriorate. Additionally, we plan to spend approximately $1 million to participate in non-operated well projects on our D-J Basin Asset pursuant to well proposals received, and anticipated to be received, from third party operators on lands in which we share a leasehold interest. This 2021 development program is based upon our current outlook for the remainder of the year and is subject to revision, if and as necessary to react to market conditions, product pricing, contractor availability, requisite permitting and capital availability, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings (similar to our recently completed February 2021 underwritten offering, as discussed below), and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions in 2021.

The following chart reflects our current organizational structure:

*Represents percentage of total voting power based on 79,441,603 shares of common stock outstanding as of March 19, 2021, with beneficial ownership calculated in accordance with Rule 13d-3 of the Exchange Act. Holdings of SK Energy LLC are also included in holdings of Senior Management and the Board – See “Part III” — “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Ownership of Mr. Tkachev is based solely on his filings with the Securities and Exchange Commission.

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

Management. We have assembled a management team at our Company with extensive experience in the fields of business development, petroleum engineering, geology, field development and production, operations, planning and corporate finance. Our management team is headed by our Chief Executive Officer, Simon Kukes, who was formerly the CEO at Samara-Nafta, a Russian oil company partnering with Hess Corporation, President and CEO of Tyumen Oil Company, and Chairman of Yukos Oil. Our President, J. Douglas Schick, has over 20 years of experience in the oil and gas industry, having co-founded American Resources, Inc., and formerly serving in executive, management and operational planning, strategy and finance roles at Highland Oil and Gas, Mariner Energy, Inc., The Houston Exploration Co., ConocoPhillips and Shell Oil Company. In addition, our Executive Vice President and General Counsel, Clark R. Moore, has over 15 years of energy industry experience, and formerly served as acting general counsel of Erin Energy Corp. Several other members of the management team have also successfully helped develop similar companies with like kind asset profiles and technical operations at Sheridan Production Company, Trinity Operating LLC, Baker Hughes and Halliburton. We believe that our management team is highly qualified to identify, acquire and exploit energy resources in the U.S.

Our operations team has extensive experience in horizontal development of conventional assets in the Permian Basin at Sheridan Production Company and experience drilling and completing unconventional wells in the D-J Basin at Baker Hughes and Halliburton.

Our board of directors also brings extensive oil and gas industry experience, headed by our Chairman, John J. Scelfo, who brings over 40 years of experience in oil and gas management, finance and accounting, and who served in numerous executive-level capacities at Hess Corporation, including as Senior Vice President, Finance and Corporate Development, Chief Financial Officer, Worldwide Exploration & Producing, and as a member of Hess’ Executive Committee. In addition, our Board includes Ivar Siem, who brings over 50 years of broad experience from both the upstream and the service segments of the oil and gas industry, including serving as Chairman of Blue Dolphin Energy Company (OTCQX: BDCO), as Chairman and interim CEO of DI Industries/Grey Wolf Drilling, as Chairman and CEO of Seateam Technology ASA, and in various executive roles at multiple oil and gas exploration and production (E&P) and oil field service companies. Furthermore, our Board includes H. Douglas Evans, who brings over 50 years of experience in executive management positions with Gulf Interstate Engineering Company, one of the world's top pipeline design and engineering firms, including as its Honorary Chairman and previously its Chairman and President and Chief Executive Officer, and who is a past President and current Board member of the International Pipe Line and Offshore Contractors Association, current Chairman of its Strategy Committee, and an active member of the Pipeline Contractors Association.

Significant acreage positions and drilling potential. As of December 31, 2020, we have accumulated interests in a total of 37,068 net acres in our core Permian Basin Asset operating area, and 11,948 net acres in our core D-J Basin Asset operating area, both of which we believe represent significant upside potential. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we believe our Permian Basin Asset could contain up to 185 potential net wells, comprised of 170 net 1.0-mile lateral wells and 15 net 1.5-mile lateral wells, on 160-acre spacing and 240-acre spacing, respectively. We believe our D-J Basin Asset could contain up to 90 potential net wells, comprised of 49 net 1.0-mile lateral wells, 40 net 2.0-mile lateral wells, and 1 net 1.5-mile lateral well, on 80-acre spacing, 160-acre spacing, and 120-acre spacing, respectively, providing us with a substantial drilling inventory for future years. Not all of these potential well locations in our Permian Basin Asset and D-J Basin Asset are included in our reserve report due to SEC guidelines related to development timing.

Marketing

We generally sell a significant portion of our oil and gas production to a relatively small number of customers, and during the year ended December 31, 2020, sales to two customers comprised 63% and 11%, respectively, of the Company’s total oil and gas revenues. No other customer accounted for more than 10% of our revenue during these periods. The Company is not dependent upon any one purchaser and believes that, if its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers. Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

Natural Gas. Our natural gas is sold under both long-term and short-term natural gas purchase agreements, which includes two gas purchase agreements for our DJ Basin Asset that are in effect until December 1, 2021 and April 1, 2032, respectively. However, natural gas sales related to these agreements only represent a nominal 1% of our total revenues as of December 31, 2020, and the Company believes that this trend will continue in the DJ Basin Asset. Natural gas produced by us is sold at various delivery points at or near producing wells to both unaffiliated independent marketing companies and unaffiliated mid-stream companies. We receive proceeds from prices that are based on various pipeline indices less any associated fees for processing, location or transportation differentials.

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

Unless otherwise noted, the following table presents summary data for our leasehold acreage in our core Permian Basin Asset and D-J Basin Asset as of December 31, 2020 and our drilling capital budget with respect to this acreage from January 1, 2021 to December 31, 2021. This 2021 development plan is based upon our current outlook for the remainder 2021 and is subject to further revision due to the significant volatility in market conditions and historically high levels of uncertainty affecting the oil and gas exploration sector, with the ultimate amount of capital we will expend subject to material fluctuations based on, among other things, market conditions, commodity prices, asset monetizations, acquisitions, permitting and regulatory matters, non-operated project proposals, and availability of capital. We will further revise our development plans as necessary to react to market conditions in the best interest of our shareholders, while prioritizing its financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”.)

		Drilling Capital Budget January 1, 2021 - December 31, 2021
Current Core Assets:	Net Acres	Gross Wells (1)	Gross Costs per Well	Capital Cost to the Company
Permian Basin Asset	37,068	9.0	$2,500,000	$22,500,000
D-J Basin Asset (2)	11,948			1,000,000
Enhancements (3)				2,400,000
Facilities and Infrastructure (4)				2,400,000
Total	49,106	9.0		$28,300,000

(1)	Includes planned drilling and completion of nine 1.0-mile lateral wells in the Chaveroo Field in the Permian Basin Asset.

(2) Estimated capital expenditures for outside operated projects in the D-J Basin. Well cost estimates are unavailable until the Company receives authorities for expenditure (“AFEs”) from the operator with respect to specific well projects in which the Company may elect to participate.

(3) Estimated capital expenditures for electric submersible pump (“ESP”) purchases, rod pump conversions, recompletions, well cleanouts, conversion of proved, developed, non-producing (“PDNP”) reserves to proved developed (“PDP”) reserves. Includes two wells brought online in the Permian Basin Asset in January 2021, following completion of a saltwater disposal well.

(4) Facility upgrades and buildout related to the Permian Basin Asset Chaveroo Field drilling program.

Our Core Areas

Permian Basin Asset

We hold our Permian Basin Assets through our wholly-owned subsidiary, PEDCO, with operations conducted through PEDCO’s wholly-owned operating subsidiaries, EOR Operating Company and Ridgeway Arizona Oil Corp. Our Permian Basin Asset was assembled through three acquisitions completed between 2018 and 2019. In the first acquisition, we acquired 100% of the assets of Hunter Oil Company, with an effective date of September 1, 2018, which created our core Permian position. In 2019, we acquired additional assets in two bolt-on acquisitions from private operators. These interests are all located in Chaves and Roosevelt Counties, New Mexico, where we currently operate 379 gross (302 net) wells, of which 26 wells are active producers, 15 wells are active injectors, and two are active SWDs. As of December 31, 2020, our Permian Basin Asset acreage is located where indicated in the below map of the State of New Mexico and more specifically in the areas shaded in yellow in the subsequent sectional map.

State of New Mexico

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

The Company’s 37,068 net acres within the Chaveroo and Milnesand fields of Chaves and Roosevelt Counties, New Mexico offer a unique opportunity to drill infill horizontal wells targeting the higher oil-saturations of the MPZs. The Chaveroo NE field is an extension of the Chaveroo field that was not originally developed vertically. There are currently 379 wellbores within the leasehold, of which 26 are active producers and 15 are active injectors, and one is an active SWD. The remainder are shut-in wellbores with future potential utility for additional water injection, production reactivations, and behind-pipe recompletions. We currently own and operate three water handling facilities, one in each field, that have a current combined capacity of approximately 60,000 barrels of water per day (bbl/d).

D-J Basin Asset

We have grown our legacy D-J Basin Asset position to 11,948 net acres in Weld and Morgan Counties, Colorado. We directly hold all of our interests in the D-J Basin Asset through our wholly-owned subsidiary, Red Hawk. These interests are all located in Weld and Morgan Counties, Colorado. Red Hawk has an interest in 77 gross (22.0 net) wells and is currently the operator of 18 gross (16.2 net) wells located in our D-J Basin Asset. Our D-J Basin Asset acreage is located in the areas shown in the map below. The D-J Basin had seen a tremendous amount of growth in drilling activity until the COVID-19 pandemic and related oil market crash in early 2020. D-J Basin operators are now drilling 16 to 24 horizontal wells per section in the Niobrara and Codell formations, utilizing the latest advances in completion design, frac stages, and frac intensity to obtain favorable well results. Notable non-operated partners leading the Niobrara revival are Noble Energy (recently bought by Chevron Corporation), Bonanza Creek Energy, and several private equity-backed independent E&P companies. Other active operators in the area include Whiting Petroleum, Anakarko Petroleum (recently bought by Occidental Petroleum), SRC Energy, and Extraction Oil and Gas.

Weld and Morgan Counties, Colorado

Production, Sales Price and Production Costs

We have listed below the total production volumes and total revenue net to the Company for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018

Total Revenues	$8,059,000	$12,972,000	$4,523,000

Oil:
Total Production (Bbls)	204,983	234,378	70,395
Average sales price (per Bbl)	$36.84	$53.41	$59.00
Natural Gas:
Total Production (Mcf)	191,337	153,251	89,769
Average sales price (per Mcf)	$1.72	$2.43	$2.56
NGL:
Total Production (Bbls)	15,934	6,150	7,629
Average sales price (per Bbl)	$11.20	$13.28	$18.32
Oil Equivalents:
Total Production (Boe) (1)	252,807	266,070	92,985
Average Daily Production (Boe/d)	691	729	255
Average Production Costs (per Boe) (2)	$13.09	$15.32	$19.77
_________________________
(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.
(2)	Excludes workover costs, marketing, ad valorem and severance taxes.

As of December 31, 2020, and 2019, the Chaveroo and Milnesand fields are the fields that each comprise 15% or more of our total proved reserves. The applicable production volumes from these fields for the years ended December 31, 2020, 2019, and 2018, are represented in the table below in total barrels (Bbls):

	2020	2019	2018*
Chaveroo	129,332	120,765	3,631
Milnesand	7,868	11,295	2,917

* In 2018, production from our acquisition of the Chaveroo and Milnesand fields in the third quarter 2018 are the fields that each comprised 15% or more of our total proved reserves at December 31, 2018. The data above only includes production for these fields since the acquisition in the third quarter of 2018.

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at December 31, 2020:

	Total		Developed (1)		Undeveloped (2)
	Gross	Net	Gross	Net	Gross	Net
D-J Basin	205,994	11,948	183,370	9,388	22,624	2,560
Permian Basin	39,458	37,068	31,813	31,036	7,645	6,032
Total	245,452	49,016	215,183	40,424	30,269	8,592

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

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2020, is 3,865, 1,395 and 80, for the years ending December 31, 2021, 2022 and 2023, respectively. We expect to retain substantially all of our expiring acreage either through drilling activities, renewal of the expiring leases or through the exercise of extension options.

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at December 31, 2020. This summary includes crude oil wells in which we have a working interest:

	Gross	Net
Crude oil	125.0	91.1
Natural gas	-	-
Total*	125.0	91.1

* Total percentage of gross operated wells is 70.4%.

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	-	-	20	9.6	-	-
Dry	-	-	-	-	-	-
Exploratory
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Oil and Natural Gas Reserves

Reserve Information. For estimates of the Company’s net proved producing reserves of crude oil and natural gas, as well as discussion of the Company’s proved and probable undeveloped reserves, see “Part II” - “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”. At December 31, 2020, the Company’s total estimated proved reserves were 14.1 million Boe, of which 12.1 million Bbls were crude oil and NGL reserves, and 11.9 million Mcf were natural gas reserves.

Internal Controls. Boris Litvak, Senior Reserve Engineering Consultant, is the technical person primarily responsible for our internal reserves estimation process (which are based upon the best available production, engineering and geologic data) and provides oversight of the annual audit of our year end reserves by our independent third party engineers. He has a PhD degree in Petroleum Engineering, and in excess of twenty years as a reserves estimator and former Manager of Reservoir Engineering Department for Texaco, and was an invited speaker for the Society of Petroleum Engineers.

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

Qualifications of Third-Party Engineers. The technical person primarily responsible for the audit of our reserves estimates at Cawley, Gillespie & Associates, Inc. is W. Todd Brooker, who meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Cawley, Gillespie & Associates, Inc. is an independent firm and does not own an interest in our properties and is not employed on a contingent fee basis. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. A copy of the report issued by Cawley, Gillespie & Associates, Inc. is attached to this report as Exhibit 99.1.

For more information regarding our oil and gas reserves, please refer to “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”.

2020 Material Events

PPP Loan

On June 2, 2020, the Company received loan proceeds of $370,000 under the U. S. Small Business Administration’s Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act described in further detail in “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 7 – PPP Loan”. Forgiveness of this loan has been applied for and is currently pending approval.

Drilling and Completion Activities

In 2019, we commenced drilling four San Andres horizontal wells in our Permian Basin Asset, for which drilling operations were completed in September 2019, and for which completion operations commenced in November and December of 2019. Three of these wells had their completion operations finalized in the first quarter of 2020 and then were brought online for production but were shut-in temporarily starting in April 2020 due to the COVID-19 outbreak in early 2020 and the sharp decline in oil prices that followed. In September 2020, an additional SWD well was completed to support our Permian Basin Assets, providing an additional 20,000 barrels of water per day of disposal capacity and activation of the fourth San Andres horizontal well. This SWD well will also provide the future ability to produce multiple additional development wells, without the need for further significant infrastructure enhancements.

SandRidge Permian Trust Offer to Exchange

On October 13, 2020 we commenced an exchange offer (the “Exchange Offer”), wherein we offered to exchange each issued and outstanding common unit of beneficial interest of SandRidge Permian Trust (OTC Pink Sheets: PERS) (the “Trust’) for 4/10ths of one share of our common stock. On November 17, 2020, we terminated the Exchange Offer following our evaluation of the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, wherein the Trust provided further details regarding the divestiture of certain of its assets first announced on October 14, 2020. As a result of our evaluation of the details regarding the Trust’s asset divestiture, we determined that the Trust had been materially and adversely stripped of significant value for which it was not fairly compensated, and we therefore elected to terminate our Exchange Offer. We incurred approximately $501,000 in expenses related to the Exchange Offer.

Recent Event

Common Stock Offering

On February 5, 2021, the Company closed an underwritten public offering of 5,968,500 shares of common stock at a public offering price of $1.50 per share, which included the full exercise of the underwriter’s over-allotment option, for net proceeds (after deducting the underwriters’ discount equal to 6% of the public offering price and expenses associated with the offering) of approximately $8.3 million. The Company intends to use the majority of the net proceeds from the offering (i) to fund the Company’s 2021 Permian Basin and D-J Basin asset development programs, (ii) to fund potential acquisition and business combination opportunities, and (iii) for general corporate purposes and working capital or for other purposes that the Board of Directors, in their good faith, deems to be in the best interest of the Company.

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

We anticipate that the COGCC, the Conservation Division of the New Mexico Energy, Minerals, Natural Resources Department, the New Mexico State Land Office, the New Mexico Environment Department and other federal, state and local authorities will continue to adopt new rules and regulations moving forward which will likely affect our oil and gas operations and could make it more costly for our operations or limit our activities. We routinely monitor our operations and new rules and regulations which may affect our operations, to ensure that we maintain compliance.

Regulation Affecting Production

The production of oil and natural gas is subject to United States federal and state laws and regulations, and orders of regulatory bodies under those laws and regulations, governing a wide variety of matters. All of the jurisdictions in which we own or operate producing oil and natural gas properties have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil or natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. These laws and regulations may limit the amount of oil and gas wells we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, NGL and gas within its jurisdiction.

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

In addition to the regulation of natural gas pipeline transportation, the FERC has additional, jurisdiction over the purchase or sale of gas or the purchase or sale of transportation services subject to the FERC’s jurisdiction pursuant to the Energy Policy Act of 2005 (“EPAct 2005”). Under the EPAct 2005, it is unlawful for “any entity,” including producers such as us, that are otherwise not subject to FERC’s jurisdiction under the Natural Gas Act of 1938 (“NGA”) to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA and the Natural Gas Policy Act of 1978 up to $1.2 million per day, per violation. The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under FERC Order No. 704 (defined below).

In December 2007, the FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order No. 704”). Under Order No. 704, any market participant, including a producer that engages in certain wholesale sales or purchases of gas that equal or exceed 2.2 trillion BTUs of physical natural gas in the previous calendar year, must annually report such sales and purchases to the FERC on Form No. 552 on May 1 of each year. Form No. 552 contains aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to the formation of price indices. Not all types of natural gas sales are required to be reported on Form No. 552. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704. Order No. 704 is intended to increase the transparency of the wholesale gas markets and to assist the FERC in monitoring those markets and in detecting market manipulation. We are not currently subject to the requirement to report on Form No. 552, as our sales of oil and natural gas do not rise to the minimum level required for reporting by Order No. 704.

The FERC also regulates rates and terms and conditions of service on interstate transportation of liquids, including oil and NGL, under the Interstate Commerce Act, as it existed on October 1, 1977 (“ICA”). Prices received from the sale of liquids may be affected by the cost of transporting those products to market. The ICA requires that certain interstate liquids pipelines maintain a tariff on file with the FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service on interstate common carrier pipelines be “just and reasonable.” Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before the FERC.

The rates charged by many interstate liquids pipelines are currently adjusted pursuant to an annual indexing methodology established and regulated by the FERC, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by the FERC. For the five-year period beginning July 1, 2016, the FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. This adjustment is subject to review every five years. Under the FERC’s regulations, a liquids pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by obtaining market-based rate authority (demonstrating the pipeline lacks market power), establishing rates by settlement with all existing shippers, or through a cost-of-service approach (if the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology). Increases in liquids transportation rates may result in lower revenue and cash flows for the Company.

In addition, due to common carrier regulatory obligations of liquids pipelines, capacity must be prorated among shippers in an equitable manner in the event there are nominations in excess of capacity or new shippers. Therefore, new shippers or increased volume by existing shippers may reduce the capacity available to us. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for liquids transportation could have a material adverse effect on our business, financial condition, results of operations and cash flows. However, we believe that access to liquids pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

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

In addition to the FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the Federal Trade Commission (“FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007, intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1 million per violation per day. In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to oil purchases and sales. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1.1 million or triple the monetary gain to the person for each violation.

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

Water Discharges

The federal Clean Water Act (“CWA”) and analogous state laws impose strict controls concerning the discharge of pollutants and fill material, including spills and leaks of crude oil and other substances. The CWA also requires approval and/or permits prior to construction, where construction will disturb certain wetlands or other waters of the U.S. In February 2019, the EPA and the USACE published a proposed new rule that would differently revise the definition of “waters of the United States” and essentially replace both a prior rule from 1986 and the EPA rule adopted in June 2015, that attempted to clarify the CWA’s jurisdictional reach over “waters of the United States” (the “2015 Clean Water Rule”). On January 23, 2020, the EPA and USACE announced the final new rule, titled the Navigable Waters Protection Rule (“2020 Rule”). The 2020 Rule became effective on June 22, 2020. The 2020 Rule generally regulates four categories of “jurisdictional” waters: (i) territorial seas and traditional navigable waters (i.e., large rivers); (ii) perennial and intermittent tributaries of these waters; (iii) certain lakes, ponds and impoundments; and (iv) wetlands to jurisdictional waters. The 2020 Rule also includes 12 categories of exclusions, or “non-jurisdictional” waters, including groundwater, ephemeral features and diffuse stormwater run-off over upland areas. The 2020 Rule likely regulates fewer wetlands areas than were regulated under the 1986 rule and the 2015 Clean Water Rule because it does not regulate wetlands that are not adjacent to jurisdictional waters. This new definition of “waters of the United States” has been challenged and sought to be enjoined in federal court. On June 19, 2020 the U.S. District Court for the District of Colorado issued an administrative stay that enjoined the effectiveness of the 2020 Rule within Colorado. State of Colorado v. U.S. Environmental Protection Agency, et al., Civil Action No. 20-cv-1461-WJM-NRN. (D.C. Colo. Jun. 19, 2020). With this stay in place, EPA and USACE jurisdiction is pursuant to the 1986 rule and subsequent guidance. The 2020 Rule changes the scope of the CWA’s jurisdiction, in every state except Colorado, which could result in increased costs and delays with respect to obtaining permits for discharges of pollutants or dredge and fill activities in waters of the U.S., including regulated wetland areas.

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

In May 2020, a federal court in Montana enjoined the use of Nationwide Permit 12 to construct new oil and gas-related pipelines, on the basis that the Army Corps of Engineers had not properly consulted with the U.S. Fish and Wildlife Service when that permit was renewed in 2017. The U.S. Supreme Court in July 2020 significantly narrowed the Montana court’s injunction to cover only the challenged XL Pipeline. The Montana court’s substantive decision is now on appeal to the Ninth Circuit, whose ultimate ruling could affect the oil and gas industry’s ability to use this streamlined permit. In the meantime, in September 2020, the Army Corps of Engineers issued a proposal to revise and reissue all 52 current nationwide permits, including No. 12, to lessen the burden on the energy industry and address the flaws alleged in the Montana lawsuit. Among other things, under that proposal existing Nationwide Permit 12 would be broken up into three new separate nationwide permits, with the proposed new Nationwide Permit 12 being limited solely to construction and maintenance of oil and gas pipelines, with other utility-related structures covered by the two new nationwide permits. The proposed new No. 12 would also have decreased requirements for pre-construction notification to the Army Corps of Engineers. It is unknown at this time whether that proposed rule will be finalized by the end of the current administration or, if not, whether it will be abandoned or revised by the incoming administration. If the current or revised version of Nationwide Permit 12 is invalidated or stayed by the courts, it would increase the costs and delays for oil and gas operators to construct or maintain pipelines that cross jurisdictional waters of the U.S.

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

Subsurface Injections

In the course of our operations, we produce water in addition to oil and natural gas. Water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and ultimately increase the cost of our operations. For example, in response to recent seismic events near belowground disposal wells used for the injection of oil and natural gas-related wastewaters, regulators in some states, including Colorado, have imposed more stringent permitting and operating requirements for produced water disposal wells. In Colorado, permit applications are reviewed specifically to evaluate seismic activity and, since 2011, the state has required operators to identify potential faults near proposed wells, if earthquakes historically occurred in the area, and to accept maximum injection pressures and volumes based on fracture gradient as conditions to permit approval. Additionally, legal disputes may arise based on allegations that disposal well operations have caused damage to neighboring properties or otherwise violated state or federal rules regulating waste disposal. These developments could result in additional regulation, restriction on the use of injection wells by us or by commercial disposal well vendors whom we may use from time to time to dispose of wastewater, and increased costs of compliance, which could have a material adverse effect on our capital expenditures and operating costs, financial condition, and results of operations.

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

In June 2016, the EPA implemented new requirements focused on achieving additional methane and volatile organic compound reductions from the oil and natural gas industry. The rules imposed, among other things, new requirements for leak detection and repair, control requirements for oil well completions, replacement of certain pneumatic pumps and controllers and additional control requirements for gathering, boosting and compressor stations. In September 2018, the EPA proposed revisions to the 2016 rules. The proposed amendments address certain technical issues raised in administrative petitions and include proposed changes to, among other things, the frequency of monitoring for fugitive emissions at well sites and compressor stations. In September 2020, the EPA issued a new rule which amended the 2016 requirements. In this rule, the EPA removed all sources in the transmission and storage segment of the oil and natural gas industry from regulation. The rule also rescinded the methane requirements in the 2016 regulations and loosened monitoring and repair regulations aimed at preventing methane leaks. The new rule was challenged in the U.S. Court of Appeals for the D.C. Circuit, but in October 2020 the Court declined to issue a permanent stay of the new rule while it considered the merits of the challenge. The new rule therefore is currently in effect. However, the future of the new rule is in flux as the Court could vacate the rule such that the original 2016 regulations would go back into effect.

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

In 2016, the EPA increased the state of Colorado’s non-attainment ozone classification for the Denver Metro North Front Range Ozone Eight-Hour Non-Attainment (“Denver Metro/North Front Range NAA”) area from “marginal” to “moderate” under the 2008 national ambient air quality standard (“NAAQS”). This increase in non-attainment status to "serious" triggered significant additional obligations for the state under the CAA and resulted in Colorado adopting new and more stringent air quality control requirements in December 2020 that are applicable to our operations. Based on current air quality monitoring data, it is expected that the Denver Metro/North Front Range NAA will be further "bumped-up" to "severe" status in 2021 or 2022. This will trigger additional obligations for the state under the CAA and will result in new and more stringent air quality permitting and control requirements, which may in turn result in significant costs and delays in obtaining necessary permits applicable to our operations.

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

The Obama administration reached an agreement during the December 2015 United Nations climate change conference in Paris pursuant to which the U.S. initially pledged to make a 26 percent to 28 percent reduction in its GHG emissions by 2025, against a 2005 baseline, and committed to periodically update this pledge every five years starting in 2020 (the “Paris Agreement”). In June 2017, President Trump announced that the U.S. would initiate the formal process to withdraw from the Paris Agreement. In November 2019, the U.S. formally notified the United Nations of its intentions to withdraw from the Paris Agreement. The notification begins a one-year process to complete the withdrawal. Effective February 19, 2021, President Joe Biden reentered the U.S. in the Paris Agreement.

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

At the state level, Colorado, where we conduct significant operations, is among the states that has adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well-construction requirements on hydraulic fracturing operations. Moreover, states could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Also, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have from time-to-time advanced various options for ballot initiatives that, if approved, would allow revisions to the state constitution in a manner that would make such exploration and production activities in the state more difficult in the future. However, during the November 2016 voting process, one proposed amendment placed on the Colorado state ballot making it relatively more difficult to place an initiative on the state ballot was passed by the voters. As a result, there are more stringent procedures now in place for placing an initiative on a state ballot. In addition to state laws, local land use restrictions may restrict drilling or the hydraulic fracturing process and cities may adopt local ordinances allowing hydraulic fracturing activities within their jurisdictions but regulating the time, place and manner of those activities.

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

In addition, on September 28, 2020, the COGCC voted in favor of a preliminary approval establishing a new 2,000-foot setback rule from buildings for drilling and fracturing operations statewide, increasing the previous 500-foot setback rule, which new rule became effective January 1, 2021, and could likewise make it more difficult for us to undertake oil and gas development activities in Colorado.

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

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a 60-day moratorium on new oil and gas leases and permits on federal onshore and offshore lands. A total of approximately 26% of the Company’s acreage in New Mexico and 1% of the Company’s acreage in Colorado are located on federal lands. It is currently unclear whether the moratorium will be extended when it expires on March 21, 2021, or whether such moratorium is the start of a change in federal policies regarding the grant of oil and gas permits on federal lands.

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

Employees

At December 31, 2020, we employed 15 people and also utilize the services of independent contractors to perform various field and other services. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Our safety focus is also evident in our response to the COVID-19 pandemic around the globe:

●
Adding work from home flexibility;

●
Adjusting attendance policies to encourage those who are sick to stay home;

●
Increasing cleaning protocols across all locations;

●
Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;

●
Establishing new physical distancing procedures for employees who need to be onsite;

●
Providing additional personal protective equipment and cleaning supplies;

●
Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;

●
Limiting all non-essential travel for all employees; and

●
Encouraging masks to be worn in all locations where allowed by local law.

The development, attraction and retention of employees is a critical success factor for the Company. To support the advancement and education of our employees, we offer training and development programs to our employees, including training on compliance, general business, management, harassment prevention, leadership, and workplace safety-related topics to further their personal and professional development. We also require annual anti-harassment training of all employees and supervisors.

We also offer our employees competitive pay and benefits. The Company’s compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●
We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.

●
Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our annual review procedures and upon internal transfer and/or promotion.

●
All employees are eligible for health insurance, paid and unpaid leaves, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible spending accounts, flexible time-off, telemedicine, wellness resources, legal resources and identity protection plans, family leave, and adoption assistance, among others.

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

Risks Related to the Oil, NGL and Natural Gas Industry and Our Business

Declines in oil and, to a lesser extent, NGL and natural gas prices, have in the past, and will continue in the future, to adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 84% of our estimated proved reserves as of December 31, 2020, were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, and most recently climbing back around $55 to $65 a barrel. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. During the year ended December 31, 2019, the daily NYMEX WTI oil spot price ranged from a high of $66.24 per Bbl to a low of $46.31 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $4.25 per MMBtu to a low of $1.75 per MMBtu. During the year ended December 31, 2020, the daily NYMEX WTI oil spot price ranged from a high of $63.27 per Bbl to a low of ($36.98) per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $3.14 per MMBtu to a low of $1.33 per MMBtu.

Our business and operations have been adversely affected by, and are expected to continue to be adversely affected by, the COVID-19 outbreak, and may be adversely affected by other similar outbreaks.

As a result of the ongoing COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions relating thereto, our operations, and those of our subcontractors, customers and suppliers, have and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 outbreak.

The timeline and potential magnitude of the COVID-19 outbreak are currently unknown.  The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and gas.  For example, the outbreak of coronavirus has resulted in a widespread health crisis that will adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect our operating results. Other contagious diseases in the human population could have similar adverse effects. In addition, the effects of COVID-19 and concerns regarding its global spread have previously negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas and materially and has materially and adversely affected the demand for and marketability of our production, which production we temporarily shut-in from mid-April 2020 through early June 2020, and is anticipated to continue to adversely affect the same for the foreseeable future. As the potential impact from COVID-19 is difficult to predict, the extent to which it will negatively affect out operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, including the efficiency of recent vaccines, the ability of the government to roll such vaccines out to the general public, and the willingness of individuals to obtain such vaccines, all of which are beyond our control. These potential impacts, while uncertain, have already negatively affected our fiscal 2020 results of operations, and are anticipated to have a negative impact on multiple future quarters’ results as well.

We have a limited operating history and expect to continue to incur losses for an indeterminable period of time.

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses and negative cash flows from operating activities in the past and expect to continue to incur substantial net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We have incurred net losses of $128,286,000 from the date of inception (February 9, 2011) through December 31, 2020. Additionally, we are dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful, and funds may not be available on favorable terms, if at all.

We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. New companies must develop successful business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other measures necessary to conduct their intended business activities. We may not be successful in implementing our business strategies or in completing the development of the infrastructure necessary to conduct our business as planned. In the event that one or more of our drilling programs is not completed or is delayed or terminated, our operating results will be adversely affected and our operations will differ materially from the activities described in this Annual Report and our subsequent periodic reports. As a result of industry factors or factors relating specifically to us, we may have to change our methods of conducting business, which may cause a material adverse effect on our results of operations and financial condition. The uncertainty and risks described in this Annual Report may impede our ability to economically find, develop, exploit, and acquire oil and natural gas reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows provided by our operating activities in the future.

We will need additional capital to complete future acquisitions, conduct our operations and fund our business beyond 2021, and our ability to obtain the necessary funding is uncertain.

We will need to raise additional funding to complete future potential acquisitions and will be required to raise additional funds through public or private debt or equity financing or other various means to fund our operations and complete exploration and drilling operations beyond 2021 and acquire assets. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

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

For example, bottlenecks in processing and transportation that have occurred in some recent periods in the Permian Basin and D-J Basin may negatively affect our results of operations, and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors. Similarly, the concentration of our assets within a small number of producing formations exposes us to risks, such as changes in field-wide rules that could adversely affect development activities or production relating to those formations. Such an event could have a material adverse effect on our results of operations and financial condition. In addition, in areas where exploration and production activities are increasing, as has been the case in recent years in the Permian Basin and D-J Basin, the demand for, and cost of, drilling rigs, equipment, supplies, personnel and oilfield services increase. Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital forecast, which could have a material adverse effect on our business, financial condition or results of operations. Finally, our operations in New Mexico or Colorado may be negatively affected by quarantines put in place in New Mexico or Colorado in an effort to slow the spread of COVID-19 or other viruses or diseases, with the quarantines effected in 2020 to slow the spread of COVID-19 negatively affecting our operations in both New Mexico and Colorado in 2020.

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

Our success is dependent on the prices of oil, NGLs and natural gas. Low oil or natural gas prices and the substantial volatility in these prices have adversely affected, and are expected to continue to adversely affect, our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial obligations.

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of crude oil has experienced significant volatility over the last five years, with the price per barrel of WTI crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then dropping below $20 per barrel in April 2020, due in part to reduced global demand stemming from the recent global COVID-19 outbreak, before recovering to between $55 and $65 per barrel more recently. Prices for natural gas and NGLs experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

●	the domestic and foreign supply of oil, NGLs and natural gas;

●	the domestic and foreign demand for oil, NGLs and natural gas;

●	the prices and availability of competitors’ supplies of oil, NGLs and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

●	the price and quantity of foreign imports of oil, NGLs and natural gas;

●	the impact of U.S. dollar exchange rates on oil, NGLs and natural gas prices;

●	domestic and foreign governmental regulations and taxes;

●	speculative trading of oil, NGLs and natural gas futures contracts;

●	localized supply and demand fundamentals, including the availability, proximity and capacity of gathering and transportation systems for natural gas;

●	the availability of refining capacity;

●	the prices and availability of alternative fuel sources;

●	the threat, or perceived threat, or results, of viral pandemics, for example, as experienced with the COVID-19 pandemic in 2020 and 2021;
●	weather conditions and natural disasters;

●	political conditions in or affecting oil, NGLs and natural gas producing regions, including the Middle East and South America;

●	the continued threat of terrorism and the impact of military action and civil unrest;

●	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

●	the level of global oil, NGL and natural gas inventories and exploration and production activity;

●	authorization of exports from the Unites States of liquefied natural gas;

●	the impact of energy conservation efforts;

●	technological advances affecting energy consumption; and

●	overall worldwide economic conditions.

Declines in oil, NGL or natural gas prices have not, and will not, only reduce our revenue, but have and will reduce the amount of oil, NGL and natural gas that we can produce economically. Should natural gas, NGL or oil prices decline from current levels and remain there for an extended period of time, we may choose to shut-in our operated wells, (similar to our shut-in of our operated wells in 2020), delay some or all of our exploration and development plans for our prospects, or to cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities, and, as a result, we may have to make substantial downward adjustments to our estimated proved reserves, each of which would have a material adverse effect on our business, financial condition and results of operations.

Future conditions might require us to incur impairments or make write-downs in our assets, which would adversely affect our balance sheet and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties located in our D-J Basin Asset. If conditions in any of the businesses in which we compete were to deteriorate (or deteriorate further), we could determine that certain of our assets were further impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations, similar to the effect of the December 31, 2020 impairment.

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the duration and effects of COVID-19 and the results thereof, energy costs, geopolitical issues, inflation, and the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices and are expected to continuing having a material adverse effect for the foreseeable future. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent that it has already.

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

We have written down, and may in the future be forced to further write-down, material portions of our assets due to low oil prices.

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

Additionally, the recent COVID-19 outbreak has led to an economic downturn resulting in lower oil prices, which has in turn required us to shut-in all of our production from mid-April through early June 2020, as it was uneconomical for us to operate our producing wells during such time, and we could be required to again shut-in some or all of our production in the future should market conditions deteriorate. For example, for the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties located in our D-J Basin Asset.

A continued period of low prices may force us to incur further material write-downs of our oil and natural gas properties, which could have a material effect on the value of our properties and cause the value of our securities to decline in value. Additionally, impairments would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices increase the cost center ceiling applicable to the subsequent period. We have in the past and could in the future incur additional impairments of oil and gas properties which may be material.

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

Any of these or other similar occurrences could result in the disruption or impairment of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution and substantial revenue losses. The location of our wells, gathering systems, pipelines and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks. Insurance against all operational risks is not available to us. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. We maintain $2 million in general liability coverage and $10 million umbrella coverage that covers our and our subsidiaries’ business and operations. With respect to our other non-operated assets, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable prices or on commercially reasonable terms. Changes in the insurance markets due to various factors may make it more difficult for us to obtain certain types of coverage in the future. As a result, we may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and the insurance coverage we do obtain may not cover certain hazards or all potential losses that are currently covered and may be subject to large deductibles. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition and results of operations.

Our strategy as an onshore resource player may result in operations concentrated in certain geographic areas and may increase our exposure to many of the risks described in this Annual Report.

Our current operations are concentrated in the states of New Mexico and Colorado. This concentration may increase the potential impact of many of the risks described in this Annual Report. For example, we may have greater exposure to regulatory actions impacting New Mexico and/or Colorado, adverse weather and natural disasters in New Mexico and/or Colorado, competition for equipment, services and materials available in, and access to infrastructure and markets in, these states.

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

We may be unable to identify properties for acquisition or to make acquisitions on terms that we consider economically acceptable. There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. The completion and pursuit of acquisitions may be dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Our ability to grow through acquisitions will require us to continue to invest in operations, financial and management information systems and to attract, retain, motivate and effectively manage our employees. The inability to manage the integration of acquisitions effectively could reduce our focus on subsequent acquisitions and current operations and could negatively impact our results of operations and growth potential. Our financial position and results of operations may fluctuate significantly from period to period as a result of the completion of significant acquisitions during particular periods. If we are not successful in identifying or acquiring any material property interests, our earnings could be reduced and our growth could be restricted.

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

Simon Kukes, our Chief Executive Officer and member of our board of directors, J. Douglas Schick, our President, and Clark R. Moore, our Executive Vice President, General Counsel and Secretary, hold various other management positions with privately-held companies, some of which are involved in the oil and gas industry, and Simon Kukes is the principal of SK Energy LLC, the Company’s largest stockholder. Simon Kukes also beneficially owns 68.1% of our voting securities. We believe these positions require only an immaterial amount of each officers’ time and will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officers’ position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers performing services for us and these other entities.

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

In addition, in the past, the demand for hydraulic fracturing services has exceeded the availability of fracturing equipment and crews across the industry and in our operating areas in particular. The accelerated wear and tear of hydraulic fracturing equipment due to its deployment in unconventional oil and natural gas fields characterized by longer lateral lengths and larger numbers of fracturing stages may further amplify this equipment and crew shortage. Although we believe there is currently sufficient supply of hydraulic fracturing services, if demand for fracturing services increases or the supply of fracturing equipment and crews decreases, then higher costs could result and could adversely affect our business, financial condition and results of operations.

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

The marketability of our production is dependent upon oil and natural gas gathering and transportation and storage facilities owned and operated by third parties, and the unavailability of satisfactory oil and natural gas transportation arrangements have had a material adverse effect on our revenue.

The unavailability of satisfactory oil and natural gas transportation arrangements has hindered our access to oil and natural gas markets and has delayed production from our wells. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for, and supply of, oil and natural gas and the proximity of reserves to pipelines, terminal facilities and storage facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain these services on acceptable terms could materially harm our business. In the past we have, and in the future, we may be required to, shut-in wells for lack of a market or because of inadequacy or unavailability of pipeline or gathering system capacity. When this occurs, we are unable to realize revenue from those wells until the market for oil and gas increases and/or until production arrangements are made to deliver our production to market. Furthermore, we are obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases with respect to certain shut-in wells. We do not expect to purchase firm transportation capacity on third-party facilities. Therefore, we expect the transportation of our production to be generally interruptible in nature and lower in priority to those having firm transportation arrangements.

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

The prices that we will receive for our oil and natural gas production sometimes may reflect a discount to the relevant benchmark prices, such as the New York Mercantile Exchange (NYMEX), that are used for calculating hedge positions. The difference between the benchmark price and the prices we receive is called a differential. Increases in the differential between the benchmark prices for oil and natural gas and the wellhead price we receive has recently adversely affected, and is anticipated to continue to adversely affect our business, financial condition and results of operations. We do not have, and may not have in the future, any derivative contracts or hedging covering the amount of the basis differentials we experience in respect of our production. As such, we will be exposed to any increase in such differentials.

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

Currently 31,813 acres (gross) of our Permian Basin Asset are held by production and not subject to lease expiration, with 7,645 acres (gross) subject to lease or governing agreement expiration if these acres are not developed by us prior to expiration. The loss of substantial leases could have a material adverse effect on our assets, operations, revenues and cash flow and could cause the value of our securities to decline in value.

Competition for hydraulic fracturing services and water disposal could impede our ability to develop our oil and gas plays.

The unavailability or high cost of high-pressure pumping services (or hydraulic fracturing services), chemicals, proppant, water and water disposal and related services and equipment could limit our ability to execute our exploration and development plans on a timely basis and within our budget. The U.S. oil and natural gas industry is experiencing a growing emphasis on the exploitation and development of shale natural gas and shale oil resource plays, which are dependent on hydraulic fracturing for economically successful development. Hydraulic fracturing in oil and gas plays requires high pressure pumping service crews. A shortage of service crews or proppant, chemical, water or water disposal options, especially if this shortage occurred in eastern New Mexico or eastern Colorado, could materially and adversely affect our operations and the timeliness of executing our development plans within our budget.

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

Downturns and volatility in global economies and commodity and credit markets have, and in the future may, materially adversely affect our business, results of operations and financial condition.

Our results of operations have been, and in the future may be, materially adversely affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, we have recently been adversely impacted, and anticipate to continue to be adversely impacted, due to a global reduction in consumer demand for oil and gas. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

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

Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns, which if successful could lower the demand for oil and gas. If these non-petroleum-based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for oil and gas is decreased it could have an adverse effect on our operations and the value of our assets.

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

A substantial percentage of our New Mexico properties are undeveloped; therefore, the risk associated with our success is greater than would be the case if the majority of such properties were categorized as proved developed producing.

Because a substantial percentage of our New Mexico properties are undeveloped, we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Over the past three years we have been significantly dependent on capital provided to us by SK Energy.

Since June 2018, SK Energy, which is owned and controlled by Simon Kukes, the Company’s Chief Executive Officer and director, has loaned us an aggregate of $51.7 million to support our operations and for acquisitions, all of which loans were evidenced by promissory notes. The promissory notes generally had terms which were more favorable to us than we would have been able to obtain from third parties, including, generally favorable interest rates, no restrictions on further borrowing or financial covenants and no security interests in our assets. All of such notes have to date been converted into 29.5 million shares of common stock at conversion prices which were above the then-trading prices of our common stock. Additionally, pursuant to subscription agreements, SK Energy purchased an additional aggregate of 15.0 million shares of common stock from the Company in private transactions for $28.0 million, also on substantially more favorable terms to us than could be obtained with third parties. While SK Energy has verbally advised us that it intends to provide us additional funding as needed, nothing has been documented to date, and such future funding, if any, may not ultimately be provided on favorable terms, if at all. In the event that we are forced to obtain funding from parties other than SK Energy, such funding terms will likely not be as favorable to the Company as the funding provided by SK Energy, and may not be available in such amounts as previously provided by SK Energy. In the event SK Energy fails to provide us future funding, when and if needed, it could have a material adverse effect on our liquidity, results of operations and could force us to borrow funds from outside sources on less favorable terms than our prior debt or sell equity to outside investors on less favorable terms than the equity we issued to SK Energy.

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

In 2020, we temporarily shut-in all of our operated producing wells in our Permian Basin Asset and D-J Basin Asset to preserve our oil and gas reserves for production during a more favorable oil price environment, and while we have resumed full production, we may again shut-in some or all of its operated production, should market conditions significantly deteriorate.

As a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred in early 2020, partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, we temporarily shut-in all of our operated producing wells in our Permian Basin and D-J Basin to preserve our oil and gas reserves for production during a more favorable oil price environment, noting that most of our acreage is held by production with no drilling obligations, which provides us with flexibility to hold back on production and development during periods of low oil and gas prices. Following partial recovery in oil prices, commencing in early June 2020, we reactivated over 90% of our operated wells in the Permian Basin and the D-J Basin that we shut-in in mid-April 2020. We subsequently resumed full production. However, we may again shut-in some or all of our production, should market conditions deteriorate into the mid- to low-$20 per barrel realized well head price range in the future. While our producing wells are shut-in, we do not generate revenues from such wells, and need to use cash on hand and funds we receive from borrowings and the sale of equity in order to pay our operating expenses. A continued period of low-priced oil may make it non-economical for us to operate our wells, which would have a material adverse effect on our operating results and the value of our assets. We cannot estimate the future price of oil, and as such cannot estimate, when we may again determine to begin producing oil at its operated wells.

Risks Relating to Government Regulations

Changes in the legal and regulatory environment governing the oil and natural gas industry, particularly changes in the current Colorado forced pooling system and drilling operation set-back rules, salt water disposal permitting regulations in New Mexico, and new federal orders restricting operations on federal lands, could have a material adverse effect on our business.

Our business is subject to various forms of government regulation, including laws, regulations and federal orders concerning the location, spacing and permitting of the oil and natural gas wells we drill, among other matters. In particular, our business in the D-J Basin of Colorado utilizes a methodology available in Colorado known as “forced pooling,” which refers to the ability of a holder of an oil and natural gas interest in a particular prospective drilling spacing unit to apply to the Colorado Oil and Gas Conservation Commission for an order forcing all other holders of oil and natural gas interests in such area into a common pool for purposes of developing that drilling spacing unit. In addition, our Permian Basin operations require significant salt water disposal capacity, with the permitting of necessary salt water disposal wells being regulated by the New Mexico State Land Office. In recent months, we have encountered significant delays in receiving such permits, and increasing difficulty in obtaining required permits, from the New Mexico State Land Office, which has delayed completion operations and the bringing of new wells on to full production. Changes in the legal and regulatory environment governing our industry, particularly any changes to Colorado’s forced pooling procedures that make forced pooling more difficult to accomplish and changes in minimum set-backs distances for drilling operations from buildings (including those recently adopted), or increased regulation in New Mexico with respect to salt water disposal well permitting, could result in increased compliance costs and operational delays, and adversely affect our business, financial condition and results of operations.

In addition, approximately 26% of our Permian Basin Assets and 1% of our D-J Basin Assets are located on federal leases, which may be subject to federal laws, regulations and orders that could limit our ability to operate. For example, on January 20, 2021, the Acting Secretary of the Interior issued Order Number 3395 (“Order No. 3395”) which contained a directive to temporarily halt all federal permitting activity for 60 days in an effort to study environmental impacts of oil and gas drilling and development. While Order No. 3395 has no impact on existing or ongoing operations, potentially subsequent federal orders could restrict our ability to develop our leases on federal lands, which could adversely affect our business, financial condition and results of operations.

In the event that federal, state or local restrictions or prohibitions are adopted in areas where we conduct operations, that restrict operations or otherwise impose more stringent limitations on the production and development of oil and natural gas, including, among other things, the development of increased setback distances, we and similarly situated oil and natural exploration and production operators in the state may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we and similarly situated operates are ultimately able to produce from our reserves. Any such increased costs, delays, cessations, restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, including, for example, on federal and American Indian lands, we could incur potentially significant added cost to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

For example, in 2014, 2016 and 2018, opponents of hydraulic fracturing sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us. One of the proposed initiatives would have made the vast majority of the surface area of the state ineligible for drilling, including substantially all of our planned future drilling locations. By further example, in April 2019, Colorado Senate Bill 19-181 (the “Bill”) was passed into law, which prioritizes the protection of public safety, health, welfare, and the environment in the regulation of the oil and gas industry by modifying the State’s oil and gas statutes and clarifying, reinforcing, and establishing local governments’ regulatory authority over the surface impacts of oil and gas development in Colorado. This Bill, among other things, gives more power to local government entities in making land use decisions about oil and gas development and regulation, and directs the Colorado Oil & Gas Conservation Commission (“COGCC”) to promulgate rules to ensure, among other things, proper wellbore integrity, allow public disclosure of flowline information, and evaluate when inactive or shut-in wells must be inspected before being put into production or used for injection. In addition, the Bill requires that owners of more than 50% of the mineral interests in lands to be pooled must have joined in the application for a pooling order and that the application must include proof that the applicant received approval for the facilities from the affected local government or that the affected local government does not regulate such facilities. In addition, the Bill provides that an operator cannot use the surface owned by a nonconsenting owner without permission from the nonconsenting owner, and increases nonconsenting owners’ royalty rates during a well’s pay-back period from 12.5% to 13.0%. Pursuant to the Bill, the COGCC conducted a series of rulemaking hearings during 2020 which resulted in updated regulatory and permitting requirements, including siting requirements. The COGCC commissioners determined that locations with residential or high occupancy building units within 2,000 feet would be subject to additional siting requirements, but also supported “off ramps” allowing oil and gas operators to site their drill pads as close as 500 feet from building units in certain circumstances. We anticipate that the Bill may make it more difficult and more costly for us to undertake oil and gas development activities in Colorado.

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

For example, in 2019, the EPA increased the state of Colorado’s non-attainment ozone classification for the Denver Metro North Front Range Ozone Eight-Hour Non-Attainment ("Denver Metro/North Front Range NAA") area from "moderate" to “serious” under the 2008 national ambient air quality standard ("NAAQS"). This increase in non-attainment status to "serious" triggered significant additional obligations for the state under the CAA and resulted in Colorado adopting new and more stringent air quality control requirements in December 2020 that are applicable to our operations, with additional obligations for the state under the CAA possible that could result in new and more stringent air quality permitting and control requirements, which may in turn result in significant costs and delays in obtaining necessary permits applicable to our operations.

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

In addition, we could face liability under applicable environmental laws and regulations as a result of the activities of previous owners of our properties or other third parties. For example, over the years, we have owned or leased numerous properties for oil and natural gas activities upon which petroleum hydrocarbons or other materials may have been released by us or by predecessor property owners or lessees who were not under our control. Under applicable environmental laws and regulations, including The Comprehensive Environmental Response, Compensation, and Liability Act - otherwise known as CERCLA or Superfund, and state laws, we could be held liable for the removal or remediation of previously released materials or property contamination at such locations, or at third-party locations to which we have sent waste, regardless of our fault, whether we were responsible for the release or whether the operations at the time of the release were lawful.

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

Rules adopted by federal regulators establishing federal regulation of the over-the-counter (“OTC”) derivatives market and entities that participate in that market may adversely affect our ability to manage certain of our risks on a cost-effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our oil and gas.

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

The Federal Government has instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which if extended, or leads to a change in regulatory schemes, may have a material adverse effect on the Company and its results of operations.

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a 60-day moratorium on new oil and gas leases and permits on federal onshore and offshore lands. A total of approximately 26% of the Company’s acreage in New Mexico and 1% of the Company’s acreage in Colorado are located on federal lands. It is currently unclear whether the moratorium will be extended when it expires on March 21, 2021, or whether such moratorium is the start of a change in federal policies regarding the grant of oil and gas permits on federal lands. The current moratorium does not currently affect the Company, as the Company has no near-term plans to drill new wells on any leases held on federal lands; however, if such moratorium was to become permanent, or the federal government in the future were to grant less permits on federal lands, make such permitting process more difficult, costly, or to institute more stringent rules relating to such permitting process, it could have a material adverse effect on the value of the Company’s leases and/or its ability to undertake oil and gas operations on such the portion of its leases on federal lands.

Risks Related to Our Common Stock

We currently have a sporadic and volatile market for our common stock, and the market for our common stock is and may remain sporadic and volatile in the future.

We currently have a highly sporadic and volatile market for our common stock, which market is anticipated to remain sporadic and volatile in the future. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

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

Additionally, as a result of the potential illiquidity and sporadic trading of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. This may have an adverse effect on the market price of our common stock. In addition, a stockholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that an active trading market for our common stock will develop or, if one develops, be sustained.

An active and sustained trading market for our common stock may not develop in the future.

Our common stock currently trades on the NYSE American, although our common stock’s trading volume has been low from time to time and trading in our common stock has historically been sporadic. Liquid and active trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. However, our common stock may continue to have a sporadic trading volume, and investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. This could have an adverse effect on the market price of our common stock. In addition, a stockholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that an active trading market for our common stock will develop or, if one develops, be sustained.

Our outstanding options and warrants may adversely affect the trading price of our common stock.

As of December 31, 2020, there are outstanding stock options to purchase 1,234,849 shares of our common stock at a weighted average price per share of $2.43 and outstanding warrants to purchase 150,329 shares of our common stock at a weighted average exercise price of $0.32. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

We depend to a significant degree upon the involvement of our management, specifically, our Chief Executive Officer, Mr. Simon Kukes and our President, Mr. J. Douglas Schick. Our performance and success are dependent to a large extent on the efforts and continued employment of Simon Kukes and Mr. Schick. We do not believe that Simon Kukes or Mr. Schick could be quickly replaced with personnel of equal experience and capabilities, and their successor(s) may not be as effective. If Mr. Kukes, Mr. Schick, or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. We have no employment or similar agreement in place with Mr. Kukes. Mr. Schick is party to an employment agreement with us which has no stated term and can be terminated by either party without cause.

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

Simon Kukes, our Chief Executive Officer and a member of board of directors, beneficially owns 68.1% of our common stock through SK Energy LLC, which gives him majority voting control over stockholder matters and his interests may be different from your interests.

Simon Kukes, our Chief Executive Officer and member of the board of directors, through his individual ownership of the Company and through his position as principal and sole owner of SK Energy LLC, which beneficially owns approximately 65.2% of our issued and outstanding common stock and Mr. Kukes, together with the ownership of SK Energy, beneficially owns approximately 68.1% of our issued and outstanding common stock. As such, Mr. Kukes can control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the stockholders generally, while Mr. Kukes’ interests may generally be aligned with the interests of our stockholders, in some instances Mr. Kukes may have interests different than the rest of our stockholders, including but not limited to, future potential company financings in which SK Energy may participate, or his leadership at the Company. Mr. Kukes’ influence or control of our company as a stockholder may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Because Mr. Kukes controls the stockholder vote, investors may find it difficult to replace Mr. Kukes (and such persons as he may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Kukes may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Provisions of Texas law may have anti-takeover effects that could prevent a change in control even if it might be beneficial to our stockholders.

Provisions of Texas law may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline. Under Texas law, a stockholder who beneficially owns more than 20% of our voting stock, or any “affiliated stockholder,” cannot acquire us for a period of three years from the date this person became an affiliated stockholder, unless various conditions are met, such as approval of the transaction by our board of directors before this person became an affiliated stockholder (such as the approval of our board of directors of Mr. Kukes’ ownership of the Company) or approval of the holders of at least two-thirds of our outstanding voting shares not beneficially owned by the affiliated stockholder.

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

General Risk Factors

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

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock. Up to $100,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 (File No. 333-250904) that we filed with the Securities and Exchange Commission on November 23, 2020 (the “November 2020 Form S-3”), and which was declared effective on December 2, 2020. To date, an aggregate of approximately $8.95 million in securities have been sold by us under the November 2020 Form S-3, leaving approximately $91.05 million in securities which will be eligible for sale in the public markets from time to time, when sold and issued by us, subject to the requirements of Form S-3, which limits us, until such time, if ever, as our public float exceeds $75 million, from selling securities in a public primary offering under Form S-3 with a value exceeding more than one-third of the aggregate market value of the common stock held by non-affiliates of the Company every twelve months. Additionally, if our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The information regarding the Company’s oil and gas properties as required by Item 102 of Regulation S-K is included in “Item 1. Business”, above and incorporated in this Item 2 by reference.

Office Leases

In June 2018, the Company assumed the lease for its corporate office space located in Houston, Texas from American Resources, Inc., an entity beneficially owned and controlled by Ivar Siem, a director of the Company, and J. Douglas Schick, the Company’s President. The term of the lease ended on August 31, 2019.

Effective September 1, 2019, the Company moved its corporate headquarters from 1250 Wood Branch Park Dr., Suite 400, Houston, Texas 77079 to 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079 in connection with the expiration of its former office space lease. The Company entered into a sublease on approximately 5,200 square feet of office space that expires on August 31, 2023 and has a base monthly rent of approximately $10,000 with the first month rent due beginning on January 1, 2020. The Company paid a security deposit of $9,600.

On November 1, 2019, the Company began subleasing approximately 300 square feet of office space at its current headquarters to SK Energy, which is owned and controlled by Simon Kukes, our Chief Executive Officer and a member of the Board of Directors. The lease renews on a monthly basis, may be terminated by either party at any time upon prior written notice delivered to the other party, and has a monthly base rent of $1,200.

The Company also had a lease for 187 square feet of office space located in Danville, California for the Company’s Executive Vice President and General Counsel. The monthly rent was $1,200, discounted to $960 from April 2020 through the expiration of the lease on August 28, 2020. The Company did not renew this lease upon expiration in an effort to further reduce Company expenses.

For the year ended December 31, 2020 and 2019, the Company incurred lease expense of $103,000 and $139,000, respectively, for the combined leases.

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

Stockholders

As of March 19, 2021, there were 79,441,603 shares of our common stock issued and outstanding held by approximately 700 holders of record of our common stock, not including any persons who hold their stock in “street name”.

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

Preferred Stock

At December 31, 2020 and as of the date of this filing, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A Convertible Preferred Stock”. As of December 31, 2020, and 2019, there were no shares of the Company’s Series A Convertible Preferred Stock outstanding, respectively, and there are no outstanding shares of preferred stock as of the date of this filing.

Stock Transfer Agent

Our stock transfer agent is American Stock Transfer & Trust Company, LLC, located at 6201 15th Ave., Brooklyn, New York 11219.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2020 and from the period from January 1, 2021 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-3 (Reg. No. 333-250904) in connection with the sale by us of up to $100 million in securities (common stock, preferred stock, warrants and units) was declared effective by the Securities and Exchange Commission on December 2, 2020.

On February 3, 2021, we filed a final Rule 424(b)(5) prospectus supplement relating to the primary offering by us in a firm commitment underwritten public offering of 5,190,000 shares of common stock at a public offering price per share of $1.50.  The underwriters of the offering (Kingswood Capital Markets, division of Benchmark Investments, Inc. as sole bookrunner and Dawson James Securities) were also provided an option to purchase an additional 778,500 shares from us, at the public offering price less the underwriting discount, within 45 days of the offering to cover over-allotments, if any, which overallotment option was exercised in full by the underwriters. The offering (including the sale of the underwriters’ overallotment shares) closed on February 5, 2021. The net proceeds to us from our sale of the common stock (including the shares sold in connection with the exercise of the underwriters’ overallotment) were approximately $8.3 million (after deducting the underwriting discount and commissions and offering expenses payable by us). No further shares will be sold under the prospectus supplement.

No payments for our expenses were made in the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution you that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Risk Factors” and “Forward-Looking Statements.”

Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesberg Basin in Colorado.  As of December 31, 2020, we held approximately 37,068 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through PEDCO and approximately 11,948 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk. As of December 31, 2020, we held interests in 379 gross (302 net) wells in our Permian Basin Asset of which 26 are active producers, 15 are active injectors and two are active Saltwater Disposal Wells (“SWD”s), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 77 gross (22.0 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 38 gross (5.8 net) wells are non-operated, and 21 wells have an after-payout interest.

Detailed information about our business plans and operations, including our core D-J Basin and Permian Basin Assets, is contained under “Part 1” — “Item 1. Business” above.

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
●
net income.

Reserves

Our estimated net proved crude oil and natural gas reserves at December 31, 2020 and 2019 were approximately 14.1 MMBoe and 14.0 MMBoe, respectively. The 0.1 MMBoe increase was primarily due to increases in the type curve from 2019’s year-end report resulting from historical performance and our optimization of our future development plans to focus on areas with the highest remaining oil in place, which was derived from technical work and studies of our assets since their acquisition, offset by 2020 produced volumes and minor adjustments due to commodity pricing.

Using the average monthly crude oil price of $39.57 per Bbl and natural gas price of $1.99 per thousand cubic feet (“Mcf”) for the twelve months ended December 31, 2020, our estimated discounted future net cash flow (“PV-10”) before tax expenses for our proved reserves was approximately $58.2 million, of which approximately $36.7 million are proved undeveloped reserves. Total reserve value at December 31, 2020, represents a decrease of approximately $64.5 million or 53% from a year earlier using the same SEC pricing and reserves methodology. The decrease is strictly attributable to commodity pricing as the average pricing for 2019 was significantly higher at $55.69 per Bbl for crude oil and $2.58 per Mcf for natural gas.

The reserves as of December 31, 2020 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Cawley, Gillespie & Associates, Inc. A large portion of the proved undeveloped crude oil reserves are associated with the Permian Basin formation. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers and may actually be more or less.

Oil and Natural Gas Sales Volumes

During the year ended December 31, 2020, our net crude oil, natural gas, and NGLs sales volumes decreased to 252,807 Bbls or 691 Bopd from 266,070 Bbls, or 729 Bopd, a 5% decrease over the previous fiscal year. The production decrease is primarily related to the Company shutting-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset in late April 2020, as a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak. In early June 2020, as prices began to partially recover, we opened up production for 90% of our previously producing operated wells. In total, we shut-in all our operated wells for a period of 42 days during the months of April through June 2020.

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the year ended December 31, 2020 (in thousands):

Capital Expenditures
Leasehold Acquisitions	$157
Drilling and Facilities	5,786
Total*	$5,943

*(see “Item 8. Financial Statements and Supplementary Data” - “Note 6 - Oil and Gas Properties”).

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of crude oil and natural gas and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our crude oil and natural gas and condensate revenues, refer to “Results of Operations” below.

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the years ended December 31, 2020 and 2019 should be read in conjunction with the consolidated financial statements of PEDEVCO Corp. and notes thereto included herein (see “Item 8. Financial Statements and Supplementary Data”).

We reported a net loss for the year ended December 31, 2020 of $32.7 million, or ($0.45) per share, compared to a net loss for the year ended December 31, 2019 of $11.1 million or ($0.22) per share. The increase in net loss of $21.6 million was primarily due to a $19.3 million impairment of our oil and gas properties located in our D-J Basin Asset. Excluding this significant transaction, our net loss increased by $2.3 million, due to a reduction in revenue of $4.9 million, when comparing the current period to the prior period as a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak, offset by a reduction of $1.7 million in operating expenses and by $2.0 million in other income items related to less interest on debt coupled with accounts receivable and payable settlements.

Net Revenues

The following table sets forth the revenue and production data for the years ended December 31, 2020 and 2019:

				%
	2020	2019	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	204,983	234,378	(29,395)	(13%)
Natural Gas (Mcf)	191,337	153,251	38,086	25%
NGL (Bbls)	15,934	6,150	9,784	159%
Total (Boe) (1)	252,807	266,070	(13,263)	(5%)

Crude Oil (Bbls per day)	560	642	(82)	(13%)
Natural Gas (Mcf per day)	523	420	103	25%
NGL (Bbls per day)	44	17	27	159%
Total (Boe per day) (1)	691	729	(38)	(5%)

Average Sale Price:
Crude Oil ($/Bbl)	$36,83	$53.41	$(16.58)	(31%)
Natural Gas($/Mcf)	1.72	2.43	(0.71)	(29%)
NGL ($/Bbl)	11.20	13.28	(2.08)	(16%)

Net Operating Revenues (In thousands):
Crude Oil	$7,551	$12,518	$(4,967)	(40%)
Natural Gas	330	372	(42)	(11%)
NGL	178	82	96	117%
Total Revenues	$8,059	$12,972	$(4,913)	(38%)

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the year ended December 31, 2020 decreased $4.9 million, or 38%, to $8.1 million, compared to $13.0 million for the same period a year ago due primarily to an unfavorable price variance of $4.0 million, coupled with an unfavorable volume variance of $0.9 million. Although we shut-in all of our operated wells for 42 days during the second quarter of 2020, as a result of the severe reduction in pricing from the decreased demand in oil and gas-related to the COVID-19 outbreak, production amounts declined by a nominal 5% overall in the current period compared to the prior period, primarily from five new productive wells brought online during the latter part of the 2019 fiscal year, combined with the four new productive wells brought online in the 2020 fiscal year in our Permian Basin Asset, as well as our participation (non-operated working interest) in the drilling and completion of 11 productive wells in our D-J Basin Asset, which occurred in the latter part of the 2019 fiscal year and which were realized in the 2020 period.

Net Operating and Other (Income) Expenses

The following table sets forth operating and other expenses for the years ended December 31, 2020 and 2019 (In thousands):

	2020	2019	Increase (Decrease)	% Increase (Decrease)

Direct Lease Operating Expense	$3,310	$4,077	$(767)	(19%)
Workovers	187	1,421	(1,234)	(87%)
Other*	957	1,319	(362)	(27%)
Loss (gain) on settlement of ARO	(19)	496	(515)	(104%)
Lease Operating Expenses	4,435	7,313	(2,878)	(39%)

Exploration Expenses	31	110	(79)	(72%)
Depreciation, Depletion,
Amortization and Accretion	11,343	11,031	312	3%
Impairment of Oil and Gas Properties	19,331	-	19,331	100%

General and Administrative (Cash)	$3,917	$4,228	$(311)	(7%)
Share-Based Compensation (Non-Cash)	2,824	1,557	1,267	81%
Total General and Administrative Expense	$6,741	$5,785	$956	17%

Gain on Sale of Oil and Gas Properties	-	1,040	(1,040)	(100%)

Interest Expense	$2	$824	$(822)	(100%)
Interest Income	$40	$55	$(15)	(27%)
Other Income (Expense)	$1,094	$(106)	$1,200	(1,132%)

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The decrease of $2.9 million was due to the shut-in of all of our operated wells for 42 days during the 2020 period related to the severe reduction in pricing from the decreased demand related to the COVID-19 outbreak. Additionally, direct operating lease expenses decreased relative to the overall production increase due to the existing infrastructure and tank batteries already in place for the recently completed wells in our Permian Basin Asset. Additional workover activities were also down during the 2020 period due to the economic downturn, and the decision by management to hold off on such workover activities until prices recovered. When comparing periods, the Company also incurred a $0.5 million loss on the plugging and abandonment of seven wells located in our Permian Asset during the 2019 period. The Company also experienced unforeseen fishing and cleanout costs, in addition to a lack of available service providers, which resulted in additional premium charges during the 2019 period.

Exploration Expense.  There was a nominal change in exploration expenses for 2020 compared to 2019, as there was a minimal increase in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $0.3 million increase was primarily the result of year-end reserve adjustments offset by an overall production decrease for the current year’s period, as noted above, when compared to the prior year’s period.

Impairment of Oil and Gas Properties. For the year ended December 31, 2020, impairment of oil and gas properties was $19,331,000, compared to $-0- for the year ended December 31, 2019. The impairment in 2020 resulted from a reduction of our reserve value for our D-J Basin assets relative to the carrying amount of our D-J Basin assets, which was strictly commodity price driven as our total reserves were 14.1 MMBoe and 14.0 MMBoe for 2020 and 2019, respectively, while our estimated discounted future net cash flow ("PV-10") before tax expenses for our proved reserves was approximately $58.2 million and $122.7 million for 2020 and 2019, respectively, representing 52.5% decrease when comparing the current year to the prior year.

General and Administrative Expenses (excluding share-based compensation). The decrease of $0.3 million in general and administrative expenses (excluding share-based compensation) was primarily due to an $0.8 million decrease, as well as other cost decreases, in the 2020 period, resulting from a 20% reduction in salary for all of the Company’s salaried employees and officers implemented on April 1, 2020, and a reduction of non-essential contractors, offset by $0.5 million in costs related to the terminated SandRidge Permian Trust Offer to Exchange (see “Part 1” — “Item 1. Business – 2020 Material Events”).

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased by $1.3 million, primarily due to an increase in the awarding of employee share-based options and restricted shares as compensation during the 2020 period. Share-based compensation is utilized to conserve cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties.  In the 2019 period, the Company sold rights to 85.5 net acres and acquired 121 net acres of oil and gas leases located in Weld County, Colorado, to a third party, for aggregate proceeds of $1.2 million and recognized a gain on sale of oil and gas properties of $1.0 million. No similar transaction occurred in the 2020 period.

Interest Expense.  The decrease of $0.8 million was due primarily to the Company having no significant debt in the current period, compared to 2019 year’s period. The Company recognized $2,000 in interest related to our PPP Loan in the 2020 period.

Interest Income and Other Expense. Includes interest earned from our interest-bearing cash accounts, and for the 2020 period includes the settlement of accounts payables for $0.9 million and the settlement of $0.1 million of accounts receivable, compared to the prior period, which included the write-off of a $0.1 million third party option related to an option to acquire shares of Caspian Energy, which expired unexercised.

Liquidity and Capital Resources

The primary sources of cash for the Company during the year ended December 31, 2020, were from the sales of crude oil and natural gas and funds provided by our entry into a PPP loan (see “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 7 – PPP Loan”). The primary uses of cash were funds used for development costs and operations. To help conserve its operating cash, effective April 1, 2020, the Company implemented a 20% reduction in salary for all of the Company’s salaried employees and officers, to continue until the oil markets have recovered to acceptable levels, which the Company has determined has not occurred to date.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. COVID-19 has, since the early part of 2020, reduced worldwide economic activity. Due to COVID-19, the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 will have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates have disrupted, and may continue to disrupt, the operation of the Company’s business for a prolonged period. The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions, as well as an adverse effect on the Company’s business and financial condition and may continue to have an adverse effect on the Company, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, vendors, and guests, including limiting the number of occupants at the Company’s Houston headquarters and requiring all others to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak will continue to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the availability and efficacy of vaccines, the ability of the general public to obtain such vaccines and the willingness of individuals to be vaccinated, and the actions to contain its impact. However, any further decrease in the price of oil, or the demand for oil and gas, will likely have a negative impact on our results of operations and cash flows.

As discussed above, we shut-in our operated production from mid-April through early June 2020, which directly contributed to a decrease in production volumes from 96,515 Boe for the three months ended March 31, 2020, to 46,530 Boe for the three months ended June 30, 2020, representing a decrease of 52%. Similarly, our crude oil, natural gas, and NGLs sales revenues decreased from $2,832,000 for the three months ended March 31, 2020, to $656,000 for the three months ended June 30, 2020, representing a decrease of 77%, largely due to our decreased production, as well as decreases in NYMEX pricing and significantly widened differentials, largely due to the global COVID-19 pandemic, and the sharp decline in the demand for, and price of, oil and gas, in connection therewith. For the year ended December 31, 2020, our production totaled 252,807 Boe which was only a 5% decrease from the prior period year end of 266,070 Boe. We were able to maintain similar production numbers due to three operated wells being completed and brought online in our Permian Basin Asset, with a fourth well brought online in the Permian Basin Asset in the latter part of 2020. However, due to the significant price decline in early 2020, our sales revenues of $8,059,000 for the 2020 period were not able to match our pre-COVID-19 fiscal year 2019 sales revenues of $12,972,000.

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

Further, to help conserve its operating cash, in April 2020 the Company initiated significant G&A cost-reduction measures, including reducing all employee and officer salaries by 20%, until market conditions significantly improve, cutting all discretionary spending, undertaking additional actions resulting in a nearly 20% cash G&A reduction in the second and third quarters of 2020, from our original G&A budget, and negotiating reductions of approximately $1 million in vendor accounts payable. Additionally, the Company implemented cost-reduction measures that reduced lease operating expenses (“LOE”) by over 35% in 2020. We plan to continue to closely monitor the global energy markets and oil and gas pricing, with our 2021 development plan being subject to revision, if and as necessary, to react to market conditions in the best interest of its shareholders, while prioritizing its financial strength and liquidity.

Working Capital

At December 31, 2020, the Company’s total current assets of $8.8 million exceeded its total current liabilities of $2.0 million, resulting in a working capital surplus of $6.8 million, while at December 31, 2019, the Company’s total current assets of $27.1 million exceeded its total current liabilities of $15.2 million, resulting in a working capital surplus of $11.9 million. The $5.1 million decrease in our working capital surplus is primarily related to cash used to fund payables and accrued expenses related to the completion of our capital drilling projects and current operational expenses. Notwithstanding such decrease in working capital, as discussed below, in February 2021, we raised $8.3 million of cash pursuant to an underwritten offering of common stock.

Financing

Other than obtaining the $370,000 PPP loan and repayment of the Original PPP loan (see “Item 8. Financial Statements and Supplementary Data” - “Note 7 – PPP Loan”), we did not engage in any financing transactions during the year ended December 31, 2020. However, on February 5, 2021, we closed an underwritten public offering of 5,968,500 shares of common stock at a public offering price of $1.50 per share, which included the full exercise of the underwriter’s over-allotment option, for net proceeds (after deducting the underwriters’ discount equal to 6% of the public offering price and expenses associated with the offering) of approximately $8.3 million.

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions in 2021. If market conditions are not conducive to developing our assets consistent with our 2021 development program, the Company may choose to delay or extend the drilling program and associated capital expenditures into the future. Furthermore, as a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, the Company shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, with the Company now back on full production from its operated wells in the Permian Basin and the D-J Basin that the Company had shut-in in mid-April 2020 due to the partial recovery of oil prices in early June 2020. If oil prices deteriorate significantly from current levels, the Company expects to again shut-in some or all of its oil and gas production, which would result in reduced or no cash flow being generated from operations during the period such wells are shut-in, have a material adverse effect on the Company’s projected cash flow from operations, and, once our cash on hand is depleted, eventually require additional infusions of capital through debt and/or equity financings, asset sales, farm-out arrangements, lines of credit, or other means, which may not be available on favorable terms, if at all.

Cash Flows (in thousands)

	Year Ended December 31,
	2020	2019
Cash flows provided by operating activities	$12	$1,669
Cash flows used in investing activities	(14,770)	(39,736)
Cash flows provided by financing activities	370	58,000
Net (decrease) increase in cash and restricted cash	$(14,388)	$19,933

Cash Flows provided by (used in) Operating Activities. Net cash provided by operating activities decreased by $1.7 million for the current year, when compared to the prior year, primarily due to a decrease in our net loss of $2.3 million, which was primarily commodity price-driven, and when not factoring in our $19.3 million impairment of our oil and gas properties, coupled with net increases to certain of our other components of working capital of $1.9 million, offset by net decreases in operating activities of $2.5 million.

Cash Flows used in Investing Activities. There was a decrease in net cash used in investing activities of $25.0 million due to a reduction in capital spending related to drilling and completion costs when comparing the 2020 period to the 2019 period, mainly due to reductions and delays in spending associated with the decline in oil prices caused by COVID-19.

Cash Flows provided by Financing Activities. There was $0.4 million in net cash flows provided by obtaining PPP Loan financing in the 2020 period, compared to $58.0 million in proceeds from financing in the 2019 period from the issuance of a related party note payable, which has since been converted to common stock, and the sale of common stock.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

Exploratory wells in areas not requiring major capital expenditures are evaluated for economic viability within one year of completion of drilling. The related well costs are expensed as dry holes if it is determined that such economic viability is not attained. Otherwise, the related well costs are reclassified to oil and gas properties and subject to impairment review. For exploratory wells that are found to have economically viable reserves in areas where major capital expenditure will be required before production can commence, the related well costs remain capitalized only if additional drilling is under way or firmly planned. Otherwise, the related well costs are expensed as dry holes.

Exploration and evaluation expenditures incurred subsequent to the acquisition of an exploration asset in a business combination are accounted for in accordance with the policy outlined above.

Depreciation, depletion and amortization of capitalized oil and gas properties is calculated on a field-by-field basis using the unit of production method. Lease acquisition costs are amortized over the total estimated proved developed and undeveloped reserves and all other capitalized costs are amortized over proved developed reserves. Costs specific to developmental wells for which drilling is in progress or uncompleted are capitalized as wells in progress and not subject to amortization until completion and production commences, at which time amortization on the basis of production will begin.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
PEDEVCO Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation, depletion and amortization and impairment of oil and gas properties

At December 31, 2020, the net carrying value of the Company’s oil and gas properties was $66,998 thousand, and depreciation, depletion and amortization (“DD&A”) expense was $11,054 thousand, and impairment expense was $19,331 thousand for the year then ended. As described in Note 3, the Company follows the successful efforts method of accounting for its oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s internal reservoir engineers. When circumstances indicate that the carrying value of property and equipment may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets. If the expected undiscounted pre-tax future cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.

Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and natural gas liquids, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Additionally, the expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes from estimated oil and gas reserves. Significant judgment is required by the Company’s internal and external reservoir engineers in evaluating geological and engineering data when estimating oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and gas reserves, management engaged independent petroleum engineers to prepare the proved oil and gas reserve estimates for select properties as of December 31, 2020.

Auditing the Company’s DD&A and impairment calculations is complex because of the use of the work of the internal reservoir engineers and the independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating oil and gas reserves.

We obtained an understanding of the Company’s controls over its process to calculate DD&A and impairment, including management’s controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent petroleum engineers primarily responsible for the preparation of the reserve estimates for select properties. In addition, in assessing whether we can use the work of the engineers, we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating oil and gas reserves by agreeing them to source documentation, and we identified and evaluated corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management’s development plan for compliance with the SEC rule that undrilled locations are scheduled to be drilled within five years, unless specific circumstances justify a longer time, by assessing consistency of the development projections with the Company’s development plan and the availability of capital relative to the development plan. We also tested the mathematical accuracy of the DD&A and impairment calculations, including comparing the oil and gas reserve amounts used in the calculations to the Company’s reserve reports.

/s/ Marcum llp

Marcum llp

We have served as the Company's auditor since 2008.

Houston, Texas
March 22, 2021

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash	$8,027	$22,415
Accounts receivable – oil and gas	660	4,602
Prepaid expenses and other current assets	66	73
Total current assets	8,753	27,090

Oil and gas properties:
Oil and gas properties, subject to amortization, net	69,994	76,952
Oil and gas properties, not subject to amortization, net	4	14,896
Total oil and gas properties, net	66,998	91,848

Operating lease – right-of-use asset	270	360
Other assets	3,543	3,598
Total assets	$79,564	$122,896

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$212	$12,099
Accrued expenses	303	1,972
Revenue payable	836	827
PPP loan - current	288	-
Operating lease liabilities – current	105	97
Asset retirement obligations – current	234	225
Total current liabilities	1,978	15,220

Long-term liabilities:
PPP loan-net of current portion	82	-
Operating lease liabilities, net of current portion	195	300
Asset retirement obligations, net of current portion	1,673	1,874
Total liabilities	3,928	15,220

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 72,463,340 and 71,061,328 shares issued and outstanding, respectively	72	71
Additional paid-in capital	203,850	201,027
Accumulated deficit	(128,286)	(95,596)
Total shareholders’ equity	75,636	105,502
Total liabilities and shareholders’ equity	$79,564	$122,896

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	December 31,
Revenue:	2020	2019
Oil and gas sales	$8,059	$12,972

Operating expenses:
Lease operating costs	4,435	6,817
Exploration expense	31	110
Selling, general and administrative expense	6,741	5,785
Depreciation, depletion, amortization and accretion	11,343	11,031
Loss on settlement of asset retirement obligations	-	496
Impairment of oil and gas properties	19,331	-
Total operating expenses	41,881	24,239

Gain on sale of oil and gas properties	-	1,040
Operating loss	(33,822)	(10,227)

Other income (expense):
Interest expense	(2)	(824)
Interest income	40	55
Other income (expense)	1,094	(106)
Total other income (expense)	1,132	(875)

Net loss	$(32,690)	$(11,102)

Loss per common share:
Basic	$(0.45)	$(0.22)
Diluted	$(0.45)	$(0.22)

Weighted average number of common shares outstanding:
Basic	72,209,553	51,214,986
Diluted	72,209,553	51,214,986

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(32,690)	$(11,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	11,343	11,031
Impairment of oil and gas properties	19,331	-
Share-based compensation expense	2,824	1,557
Loss on disposal of fixed asset	24	-
Gain on sale of oil and gas properties	-	(1,040)
Amortization of debt discount	-	161
Amortization of right-of-use asset	90	37
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	3,942	(3,760)
Prepaid expenses and other current assets	7	131
Accounts payable	(3,199)	5,414
Accrued expenses	(1,669)	(1,413)
Accrued expenses – related parties	-	1,175
Revenue payable	9	(10)
Net cash provided by operating activities	12	1,669

Cash Flows From Investing Activities:
Cash paid for the acquisition of oil and gas properties	-	(1,120)
Cash paid for drilling and completion costs	(14,770)	(39,700)
Cash paid for other property and equipment	-	(81)
Proceeds from the sale of oil and gas property	-	1,175
Cash paid for security deposit	-	(10)
Net cash used in investing activities	(14,770)	(39,736)

Cash Flows From Financing Activities:
Proceeds from PPP loans	740	-
Repayment of PPP loan	(370)	-
Proceeds from notes payable – related parties	-	15,000
Proceeds from the issuance of common stock	-	43,000
Net cash provided by financing activities	370	58,000

Net (decrease) increase in cash and restricted cash	(14,388)	19,933
Cash and restricted cash at beginning of year	25,712	5,779
Cash and restricted cash at end of year	$11,324	$25,712

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$8,827	$2,056
Acquisition of asset retirement obligations	$-	$54
Change in estimates of asset retirement costs	$439	$695
Common stock issued for debt conversion	$-	$55,075
Issuance of restricted common stock	$1	$1

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENT CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2020 and 2019
(amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at December 31, 2018	15,808,445	$16	$101,450	$(84,494)	$16,972
Issuance of common stock for debt conversion	29,480,383	29	55,046	-	55,075
Issuance of restricted common stock	430,000	1	(1)	-	-
Issuance of common stock to non-affiliates	10,150,000	10	14,990	-	15,000
Issuance of common stock to affiliate	15,122,662	15	27,985	-	28,000
Warrants exercised	60,056	-	-	-	-
Cashless exercise of stock options	9,782	-	-	-	-
Share-based compensation	-	-	1,557	-	1,557
Net loss	-	-	-	(11,102)	(11,102)
Balances at December 31, 2019	71,061,328	71	201,027	(95,596)	105,502
Issuance of restricted common stock	1,359,000	1	(1)	-	-
Rescinded restricted common stock	(129,000)	-	-	-	-
Issuance of common stock to non-affiliate	70,000	-	-	-	-
Issuance of common stock to affiliate	70,000	-	-	-	-
Cashless exercise of stock options	32,012	-	-	-	-
Share-based compensation	-	-	2,824	-	2,824
Net loss	-	-	-	(32,690)	(32,690)
Balances at December 31, 2020	72,463,340	$72	$203,850	$(128,286)	$75,636

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation.  The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) PEDCO, a Nevada corporation; (iii) Red Hawk, a Nevada limited liability company; (iv) Ridgeway Arizona Oil Corp., an Arizona corporation (“RAOC”); (v) EOR Operating Company, a Texas corporation (“EOR”); (vi) SRPT Acquisition, LLC, a Texas limited liability company formed on October 16, 2020 in connection with the Company’s proposed acquisition, which has since been abandoned, of all of the issued and outstanding Common Units of the SandRidge Permian Trust; and (vii) Condor Energy Technology LLC, a Nevada limited liability company (“Condor”), acquired by Red Hawk on August 1, 2018 in connection with the Company’s acquisition of part of its D-J Basin Asset, which was dissolved on October 30, 2019. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2020, and December 31, 2019, cash equivalents consisted of money market funds and cash on deposit. The Company includes restricted cash within cash and cash equivalents on the consolidated statements of cash flows.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.

Sales to two customers comprised 63%, and 11%, respectively, of the Company’s total oil and gas revenues for the year ended December 31, 2020. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable – oil and gas are $14,000 related to receivables from joint interest owners.

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

Equipment. Equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 10 years.

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

Exploratory wells in areas not requiring major capital expenditures are evaluated for economic viability within one year of completion of drilling. The related well costs are expensed as dry holes if it is determined that such economic viability is not attained. Otherwise, the related well costs are reclassified to oil and gas properties and subject to impairment review. For exploratory wells that are found to have economically viable reserves in areas where major capital expenditure will be required before production can commence, the related well costs remain capitalized only if additional drilling is under way or firmly planned. Otherwise, the related well costs are expensed as dry holes.

Exploration and evaluation expenditures incurred subsequent to the acquisition of an exploration asset in a business combination are accounted for in accordance with the policy outlined above.

Depreciation, depletion and amortization of capitalized oil and gas properties is calculated on a field-by-field basis using the unit of production method. Lease acquisition costs are amortized over the total estimated proved developed and undeveloped reserves and all other capitalized costs are amortized over proved developed reserves. Costs specific to developmental wells for which drilling is in progress or uncompleted are capitalized as wells in progress and not subject to amortization until completion and production commences, at which time amortization on the basis of production will begin.

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

Uncertain Tax Positions. The Company evaluates uncertain tax positions to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

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

Earnings (Loss) per Common Share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2020, potentially dilutive securities related to options (1,234,849) and warrants (150,329) were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

Recently Adopted Accounting Pronouncements. Effective January 1, 2020, we adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the way entities recognize impairment of most financial assets. Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. The adoption of this standard did not have an impact on our Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets on December 31, 2020 and 2019, which sum to the total of such amounts shown in the accompanying audited consolidated statements of cash flows (in thousands):

	2020	2019
Cash	$8,027	$22,415
Restricted cash included in other assets	3,297	3,297
Total cash and restricted cash as shown in the consolidated statements of cash flows	$11,324	$25,712

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Oil sales	$7,551	$12,518
Natural gas sales	330	372
Natural gas liquids sales	178	82
Total revenue from customers	$8,059	$12,972

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2020 or 2019, respectively.

NOTE 6 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2020 and 2019, respectively (in thousands):

	Balance at December 31,				Balance at December 31,
	2019	Additions	Disposals	Transfers	2020
Oil and gas properties, subject to amortization	$126,114	$5,542	$-	$15,294	$146,950
Oil and gas properties, not subject to amortization	14,896	402	-	(15,294)	4
Asset retirement costs	1,547	(439)	-	-	1,108
Accumulated depreciation, depletion and impairment	(50,709)	(30,355)	-	-	(81,064)
Total oil and gas assets	$91,848	$(24,850)	$-	$-	$66,998

	Balance at December 31,				Balance at December 31,
	2018	Additions	Disposals	Transfers	2019
Oil and gas properties, subject to amortization	$70,803	$29,900	$(135)	$6,596	$107,164
Oil and gas properties, not subject to amortization	8,516	12,976	-	(6,596)	14,896
Asset retirement costs	2,188	(641)	-	-	1,547
Accumulated depreciation and depletion	(21,045)	(10,714)	-	-	(31,759)
Total oil and gas assets	$60,462	$31,521	$(135)	$-	$91,848

For the year ended December 31, 2020, the Company incurred $5,943,000 in net capital costs primarily related to the drilling and completion of four new horizontal wells and a saltwater disposal well (“SWD”) in its Permian Basin Asset. The SWD was drilled to increase the produced water injection capacity for the Company’s Chaveroo field and, in turn, increase production of the corresponding wells therein. The drilling and completion of the SWD had been postponed due to the downturn in the economic conditions in the oil and gas industry during the first quarter of 2020, but with the subsequent partial uptick in oil prices, the Company completed the SWD in September 2020.

Also, the Company transferred $15,294,000 in capital costs from the four completed wells and the SWD noted above, for which production had not commenced, from proved developed non-producing properties, to proved properties, when production began during the current year. The majority of the capital costs for three of the four wells were incurred in the prior year.

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

The depletion recorded for production on proved properties for the year ended December 31, 2020 and 2019, amounted to $11,023,000 and $10,714,000, respectively. The Company recorded impairment of properties subject to amortization for the years ended December 31, 2020 and 2019, of $19,331,000 and $-0-, respectively. The impairment in 2020 was due to a reduction in the reserve value with our D-J Basin assets relative to the carrying amount of the D-J Basin assets.

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

During 2019, the Company participated in the drilling and completion of 11 horizontal wells in the D-J Basin by third-party outside operators and incurred $2.5 million in net participation costs.

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

Upon the issuance of further guidance from the SBA, which clarified the ability of public companies to receive PPP loans, on June 2, 2020, the Company again received loan proceeds of $370,000 (the “New PPP Loan”) under the SBA PPP. The New PPP Loan is evidenced by a promissory note, dated as of May 28, 2020 (the “Note”), between the Company and Texas Capital Bank, N.A. The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium.  No payments of principal or interest are due during the six-month period beginning on the date of the Note. The principal and accrued interest under the Note are forgivable after eight weeks if the Company uses the New PPP Loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities, and otherwise complies with PPP requirements, with the full principal and accrued interest expected to be forgiven in full by the Company. As of December 31, 2020, the Company has accrued $2,000 in interest on the Note. As of December 31, 2020, the full amount of the loan was outstanding, with $288,000 included in current liabilities on the balance sheet.

As of the issuance date of these financial statements, the Company believes that it has used the loan proceeds only for eligible expenses, has submitted the necessary loan forgiveness application to Texas Capital Bank, N.A., and the SBA has notified the Company that the SBA has selected its loan for review. The Company is awaiting completion of the review and confirmation from the SBA on its loan forgiveness determination.

NOTE 8 – ASSET RETIREMENT OBLIGATION

Activity related to the Company’s asset retirement obligations is as follows for the year ended December 31, 2020 (in thousands):

2020
Balance at the beginning of the period (1)	$2,099
Accretion expense	289
Liabilities settled	(42)
Changes in estimates	(439)
Balance at end of period (2)	$1,907

(1)
Includes $225,000 of current asset retirement obligations at December 31, 2019.

(2)
Includes $234,000 of current asset retirement obligations at December 31, 2020.

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

The Company has a sublease for its corporate offices in Houston, Texas on approximately 5,200 square feet of office space that expires on August 31, 2023, and has a base monthly rent of approximately $10,000.

The Company also had a lease for 187 square feet of office space located in Danville, California for the Company’s Executive Vice President and General Counsel. The monthly rent was $1,200, discounted to $960 from April 2020 through its expiration on August 28, 2020. The Company did not renew this lease upon expiration in an effort to further reduce Company expenses.

For the year ended December 31, 2020, the Company incurred lease expense of $103,000, for the combined leases.

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Year Ended
December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$115

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

December 31, 2020
Operating lease – right-of-use asset	$270

Operating lease liabilities - current	$105
Operating lease liabilities - long-term	195
Total lease liability	$300

The weighted-average remaining lease term for the Company’s operating lease is 2.7 years as of December 31, 2020, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

2021	$118
2022	121
2023	82
Thereafter	-
Total lease payments	321
Less imputed interest	(21)
Total lease liability	$300

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no net acres expire during 2021, and no net acres expire thereafter (net to our direct ownership interest only), as all leases are held by production. In the Permian Basin Asset, 3,865, 1,395 and 80 net acres are set to expire for the years ending December 31, 2021, 2022 and 2023, respectively, without meeting drilling commitments or term assignment extensions (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before term assignment expiration, the Company may seek to extend terms of contractual assignments.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2020, the Company granted an aggregate of 1,499,000 restricted stock awards to various employees, board members, affiliates, and a consultant of the Company. Additionally, 129,000 shares of restricted common stock were forfeited to the Company and canceled due to employee terminations (see Note 11 below).

On February 15, 2019 and March 1, 2019, $22.3 million and $32.8 million of outstanding note payables and accrued interest were converted into 14,098,778 and 15,381,605 shares of the Company’s common stock, respectively.

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

On May 21, 2019, SK Energy, which is owned and controlled by Mr. Simon Kukes, the Company’s Chief Executive Officer and a member of the Board of Directors, purchased 6,818,181 shares of restricted common stock from the Company at a price of $2.20 per share, or $15 million in aggregate, pursuant to a subscription agreement, and on September 17, 2019, SK Energy purchased an additional 8,204,481 shares of restricted common stock from the Company at a price of $1.58 per share, or $13 million in aggregate, pursuant to a subscription agreement.

As a result of the 2019 purchases above, SK Energy, which beneficially owned 78.2% of the Company’s outstanding common stock prior to the May 16, 2019 subscription agreement, beneficially owned 73.2% of the Company’s outstanding common stock after all of the subscriptions discussed above. Currently, SK Energy beneficially owns 65.2% of the Company’s outstanding common stock as of the date of this report.

Warrants

During the year ended December 31, 2020, no warrants were granted, exercised, or canceled, and as of December 31, 2020, the Company had warrants to purchase 150,329 shares of common stock outstanding, with an exercise price of $0.32 per share and a June 25, 2021 expiration date.

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

The intrinsic value of outstanding as well as exercisable warrants at December 31, 2020 and 2019 was $179,000 and $201,000, respectively.

Warrant activity during the years ended December 31, 2020 and 2019 was:

	2020			2019
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at Beginning of Period	150,329	$0.32	1.5	1,216,686	$6.36	0.8
Expired/Cancelled	-			(470,077)	13.19
Exercised	-			(596,280)	2.50
Outstanding at End of Period	150,329	$0.32	0.5	150,329	$0.32	1.5
Exercisable at End of Period	150,329	$0.32	0.5	150,329	0.32	1.5

NOTE 11 – SHARE-BASED COMPENSATION

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012 and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016, December 28, 2017, September 27, 2018 and August 28, 2019 to increase by 500,000, 300,000, 500,000, 1,500,000, 3,000,000 and 2,000,000 (to 8,000,000 currently), respectively, the number of shares of common stock reserved for issuance under the 2012 Incentive Plan.

A total of 8,000,000 shares of common stock are eligible to be issued under the 2012 Incentive Plan as of December 31, 2020, of which 5,350,130 shares have been issued as restricted stock, 1,159,500 shares are subject to issuance upon exercise of issued and outstanding options, and 1,490,370 shares remain available for future issuance as of December 31, 2020.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of December 31, 2020, options to purchase an aggregate of 21,635 shares of the Company’s common stock and 55,168 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

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

Stock-based compensation expense recorded related to restricted stock during the years ended December 31, 2020 and 2019 was $2,323,000 and $1,259,000, respectively. The remaining amount of unamortized stock-based compensation expense related to restricted stock at December 31, 2020 and 2019 was $1,144,000 and $999,000, respectively.

Options

On January 13, 2020, the Company granted options to purchase an aggregate of 733,000 shares of common stock to various Company employees at an exercise price of $1.68 per share. The options have a term of five years and fully vest in January 2023, with 33.3% of each grant vesting each subsequent year from the date of grant, contingent upon each recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $1,053,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.63% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 155% based on the trading history of the Company, and (4) zero expected dividends.

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

During the year ended December 31, 2020 and 2019, the Company recognized stock option-based compensation expense related to options of $501,000 and $298,000, respectively.

The remaining amount of unamortized stock options expense at December 31, 2020 and 2019 was $315,000 and $22,000, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2020 and 2019 was $121,000 and $197,000, respectively.

Option activity during the years-ended December 31, 2020 and 2019 was:

	2020			2019
	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)
Outstanding at Beginning of Period	753,349	$2.93	2.5	890,232	$3.26	3.3
Granted	733,000	1.68		-
Expired/Canceled	(214,000)	2.00		(124,383)	6.13
Exercised	(37,500)	0.31		(12,500)	0.31
Outstanding at End of Period	1,234,849	$2.43	2.7	753,349	$2.93	2.5
Exercisable at End of Period	665,182	$3.08	1.6	720,016	$3.00	2.4

NOTE 12 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2020 and 2019.

The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended December 31, 2020 and 2019, and the Company’s effective tax rate:

	2020	2019
U.S. federal statutory income tax (benefit)	21.00%	21.00%
State and local income tax, net of benefits	6.64%	6.64%
Amortization of debt discount	0.00%	-2.05%
Officer life insurance and D&O insurance	0.00%	-0.05%
Stock-based compensation	-0.20%	-0.62%
Utilization of net operating loss carryforwards	0.02%	0.03%
Tax rate changes and other	0.00%	0.00%
Valuation allowance for deferred income tax assets	-27.46%	-24.95%
Effective income tax rate	0.00%	0.00%

Deferred income tax assets as of December 31, 2020 and 2019 are as follows (in thousands):

Deferred Tax Assets	2020	2019

Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$712	$529
Accretion	80	80
Impairment	5,343	-
Interest Expense - PPP Loan	1	-
Stock-Based Compensation	975	584
Net Operating loss – federal taxes	25,507	23,183
Net operating loss – state taxes	3,874	3,139
Total deferred tax asset	36,492	27,515
Less valuation allowance	(36,492)	(27,515)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2020 and 2019. The net change in the total valuation allowance from December 31, 2020 to December 31, 2019 was an Increase of $8,977,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2020 and 2019, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2020 and 2019.

As of December 31, 2020, the Company has federal net operating loss carryforwards of approximately $122,000,000, which if not utilized, approximately $95,000,000 of which will begin expiring in 2023 and ending 2037, respectively, and $27,000,000 under CARES Act can be carried back up to five years but also, can be carried forward indefinitely, limited to 80% of a given years taxable income.

The Company currently has tax returns open for examination by the Internal Revenue Service for all years, since 2016.

NOTE 13 – SUBSEQUENT EVENTS

On January 19, 2021, the Company granted options to purchase an aggregate of 550,000 shares of common stock to various Company employees at an exercise price of $1.39 per share. The options have a term of five years and fully vest in January 2024. 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $654,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 0.045% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 156% based on the trading history of the Company, and (4) zero expected dividends.

Additionally, on January 19, 2021, restricted stock awards were granted to officers of the Company for an aggregate of 940,000 of the Company’s common stock, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant for the 940,000 shares of restricted stock vest as follows: 33.3% vest each subsequent year from the date of grant contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,307,000 based on the market price on the issuance date.

On January 28, 2021, the Company issued 86,430 total shares of common stock upon the cashless exercise of stock options to purchase an aggregate of 191,999 shares of common stock with an exercise price ranging between $1.10 and $1.68 per share, based on a then-current market value of $2.89 per share, under the terms of the options. The options had an intrinsic value of $250,000 on the exercise date.

On February 5, 2021, the Company closed an underwritten public offering of 5,968,500 shares of common stock at a public offering price of $1.50 per share, which included the full exercise of the underwriter’s over-allotment option, for net proceeds (after deducting the underwriters’ discount equal to 6% of the public offering price and expenses associated with the offering) of approximately $8.3 million.

On February 28, 2021, 16,667 shares of restricted common stock were rescinded due to an employee termination. As a result, these shares were canceled and returned to the Company’s Amended and Restated 2012 Equity Incentive Plan.

On March 18, 2021, the Company consummated the sale of certain assets and associated liabilities located in its D-J Basin Asset to a third-party purchaser for an aggregate purchase price received at closing of $1.9 million, which purchase price is subject to certain standard post-closing adjustments.

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in the Company’s net proved reserves (including developed and undeveloped reserves) for the years ended December 31, 2020 and 2019. Reserves estimates as of December 31, 2020 were estimated by the independent petroleum consulting firm Cawley, Gillespie & Associates, Inc. The reserve report is incorporated herein by reference to Exhibit 99.1 of the Annual Report on Form 10-K which these financial statements are filed with.

	December 31,
	2020	2019
Crude Oil (MBbls)
Net proved reserves at beginning of year	12,359	11,538
Revisions of previous estimates	(17)	105
Purchases in place	-	1,083
Extensions, discoveries and other additions	-	-
Sales in place	-	(52)
Production	(246)	(315)
Net proved reserves at end of year	12,096	12,359

Natural Gas (Mmcf)
Net proved reserves at beginning of year	9,746	5,283
Revisions of previous estimates	2,348	4,071
Purchases in place	-	742
Extensions, discoveries and other additions	-	-
Sales in place	-	(123)
Production	(199)	(227)
Net proved reserves at end of year	11,895	9,746

NGL (MBbbls)
Net proved reserves at beginning of year	48	17
Revisions of previous estimates	3	49
Purchases in place	-	-
Extensions, discoveries and other additions	-	-
Sales in place	-	(3)
Production	(17)	(15)
Net proved reserves at end of year	34	48

Oil Equivalents (MBoe)
Net proved reserves at beginning of year	14,032	12,435
Revisions of previous estimates	377	832
Purchases in place	-	1,207
Extensions, discoveries and other additions	-	-
Sales in place	-	(75)
Production	(296)	(367)
Net proved reserves at end of year	14,113	14,032

RESERVES

During the year ended December 31, 2020, the Company’s reserves increased by 0.1 MMBoe of proved reserves. Included in the increase, the Company had a 0.4 MMBoe increase in proved developed producing reserves resulting from proved developed non-producing reserves moving into the proved developed producing reserves category as the Company brought online several of its Phase II development wells, this resulted in a decrease in its proved developed non-producing reserves of 0.5 MMBoe. The Company also had a 0.2 MMBoe increase in proved undeveloped reserves, noted below.

The following table sets forth the Company’s proved developed and undeveloped reserves at December 31, 2020 and 2019, respectively:

	2020	2019
Proved Developed Reserves
Crude Oil (MBbls)	1,243	938
Natural Gas (Mmcf)	1,443	983
NGL (MBbls)	34	48
Oil Equivalents (MMBoe)	1,518	1,151

Proved Developed Non-Producing Reserves
Crude Oil (MBbls)	584	1,045
Natural Gas (Mmcf)	588	619
NGL (MBbls)	-	-
Oil Equivalents (MMBoe)	682	1,148

Proved Undeveloped Reserves
Crude Oil (MBbls)	10,269	10,376
Natural Gas (Mmcf)	9,864	8,144
NGL (MBbls)	-	-
Oil Equivalents (MMBoe)	11,913	11,733

Proved Reserves
Crude Oil (MBbls)	12,096	12,359
Natural Gas (Mmcf)	11,895	9,747
NGL (MBbls)	34	48
Oil Equivalents (MMBoe)	14,113	14,032

Proved Undeveloped Reserves

For the year ended December 31, 2020, total proved undeveloped reserves (PUDs) increased by 0.2 MMBoe to 11.9 million MMBoe. The change in proved undeveloped reserves was:

●
due to increases in the type curves from the 2019 reserve report due to historical outperformance of the 2019 type curves primarily in our Chaveroo field in the Permian Basin; and

●
optimization of our future development plans to focus on areas with the highest remaining oil in place. The changes to the future development plan were derived from technical work and studies of our Permian assets since acquisition in 2018.

The Company’s plan is to convert its remaining PUD balance as of December 31, 2020 to proved developed reserves within five years or prior to the end of fiscal year 2025, provided that we are able to obtain adequate funding and capital over the time period.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2020 and 2019 (in thousands):

	2020	2019
Proved oil and gas properties	$148,062	$123,607
Unproved oil and gas properties	-	-
Total oil & gas properties	148,062	123,607
Accumulated depreciation and depletion and impairment	(81,064)	(31,759)
Net Capitalized Costs	$66,998	$91,848

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Acquisition of properties
Proved	$157	$1,120
Unproved	-	-
Exploration costs	-	-
Development costs	5,786	41,810
Total	$5,943	$42,930

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Crude oil and natural gas revenues	$8,059	$12,972
Production costs	(4,435)	(6,817)
Depreciation and depletion and impairment	(30,354)	(11,031)
Results of operations for producing activities, excluding corporate overhead and interest costs	$(26,730)	$(4,876)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of the Company. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended December 31, 2020 and 2019. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and natural gas reserves as of December 31, 2012 and 2019 (in thousands):

	2020	2019
Future cash inflows	$483,461	$696,130
Future production costs	(180,211)	(272,623)
Future development costs	(140,963)	(174,401)
Future income taxes	(6,856)	(47,797)
Future net cash flows	155,431	201,309
Discount to present value at 10% annual rate	(98,156)	(97,546)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$57,275	$103,763

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Standardized measure, beginning of year	$103,763	$130,818
Crude oil and natural gas sales, net of production costs	(6,656)	(3,406)
Net changes in prices and production costs	(57,483)	(64,318)
Extensions, discoveries, additions and improved recovery	-	-
Changes in estimated future development costs	12,002	37,149
Development costs incurred	-	-
Revisions of previous quantity estimates	1,510	(2,622)
Accretion of discount	(13,249)	(37,109)
Net change in income taxes	18,006	31,494
Purchases of reserves in place	-	12,343
Sales of reserves in place	-	(1,483)
Change in timing of estimated future production	(618)	897
Standardized measure, end of year	$57,275	$103,763

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our CEO and CAO concluded as of December 31, 2020, that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework (2013). Based on our assessment, management believes that the Company’s internal controls over financial reporting were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

As a result of COVID-19, our workforce has operated primarily in a work from home environment for the quarter ended December 31, 2020. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we don’t believe that such work from home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

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

ITEM 9B. OTHER INFORMATION.

Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable events, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Items 1.01 and 2.01, as applicable:

Item 1.01 Entry into a Material Definitive Agreement.

On March 18, 2021, the Company, through its wholly-owned subsidiary Red Hawk, consummated the sale of certain assets and associated liabilities located in its D-J Basin Asset to DJ Homestead, LLC and Petro Operating Company, LLC (collectively, the “Buyer”) pursuant to a Purchase and Sale Agreement, dated December 29, 2019, entered into by and among Red Hawk and the Buyer.  The assets conveyed by Red Hawk to the Buyer in the transaction included approximately 230 net acres located in the Company’s D-J Basin Asset and Red Hawk’s interests in three non-operated wells located in the D-J Basin Asset, which currently produce approximately 105 Boepd.  The effective date of the transaction ranged between December 1, 2018 and December 1, 2019 depending upon the specific assets sold, and the aggregate purchase price received by Red Hawk at closing was $4,821,343 in cash, which included $3,034,850 in reimbursements to Red Hawk for expenses previously paid by Red Hawk as a participant in these three non-operated wells and other expenses previously paid related to these assets, reduced by $2,950,097 for revenue previously received by Red Hawk with respect to these wells following the effective date through closing, for net cash received by Red Hawk at closing of $1,871,246.  The final purchase price is further subject to customary post-closing adjustments.

            The description of the Purchase and Sale Agreement above is qualified in its entirety by reference to the Purchase and Sale Agreement and Closing Letter, copies of which are filed herewith as Exhibits 10.37 and 10.38, respectively.

Item 2.01 Completion of Acquisition or Disposition of Assets.

            The disclosures in “Item 9B. Other Information—Item 1.01”, are incorporated by reference into this Item 2.01 in their entirety.

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

Name	Age	Position

John J. Scelfo	63	Chairman of the Board
Simon Kukes	74	Chief Executive Officer and Director
J. Douglas Schick	45	President
Paul Pinkston	53	Chief Accounting Officer
Clark R. Moore	48	Executive Vice President, General Counsel and Secretary
Ivar Siem	74	Director
H. Douglas Evans	72	Director

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

John J. Scelfo, Chairman of the Board (Director since July 2018)

Mr. Scelfo brings over 40 years of experience in oil and gas management, finance and accounting to the PEDEVCO Board. Mr. Scelfo currently serves as principal and owner of JJS Capital Group, a Fort Lauderdale, Florida-based family investment company that he formed in April 2014. Prior to forming JJS Capital, Mr. Scelfo was Senior Vice President, Finance and Corporate Development (from February 2004 to March 2014), and Chief Financial Officer, Worldwide Exploration & Producing (from April 2003 to January 2004) of New York, New York-based Hess Corporation, a large integrated oil and gas company, where he served as one of eight members of the company’s Executive Committee and was responsible for the company’s corporate treasury, strategy and upstream commercial activities. Prior to joining Hess Corporation, Mr. Scelfo served as Executive Vice President and Chief Financial Officer of publicly listed Sirius Satellite Radio (from April 2001 to March 2003), as Vice President and Chief Financial Officer of Asia Pacific & Japan for Dell Computer (November 1999 to March 2001), and in various roles of increasing responsibility with Mobil Corporation (from June 1980 to October 1999).

Mr. Scelfo holds a bachelor’s degree and an M.B.A. from Cornell University. In 2011, he was awarded Cornell ILR School’s Alpern Award given to those who “have been exceedingly generous in their support of the ILR School in general and in support of Off-Campus Credit Programs in particular.”

Simon Kukes, Chief Executive Officer and Director (Chief Executive and Director since July 2018)

Simon Kukes is a globally renowned consultant for oil and gas businesses in both the United States and Russia.

Holding various positions over the years, Kukes has served as the principal of his personal investment company, SK Energy LLC, since April 2013. From January 2005 to April 2013, Kukes was the CEO at Samara-Nafta, a Russian oil company that partnered with US-based international oil company, Hess Corporation. He was also the President and Chief Executive of Tyumen Oil Company (TNK) from 1998 until it combined with British Petroleum in 2003 to create TNK-BP. Following his time at TNK, Kukes joined Yukos Oil Company in Moscow presiding as the CEO and Chairman. From 1979 to 1986 he was the Technical Director of oil-refining and petro-chemistry for Phillips Petroleum and in 1986 joined Amoco and in 1993 became Vice-President over marketing and business development for Amoco. Since October 2014, Kukes has served on the board of directors of Leverate Technological Trading Ltd., an Israel-based technology and services provider in the brokerage industry, since June 2014 he has served on the board of directors of Fletschhorn, a Swiss-based hotel and restaurant company, and since June 2018 he has served on the board of directors of GLAMZ Ltd., a privately-held Israel-based beauty products and salon booking platform company.

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

His commitment to the oil and gas industry has inspired Kukes to publish more than 60 scientific papers and two books on the oil and gas industry of Russia and the United States. Kukes is also the holder of more than 130 patents, primarily in Oil and Petrochemical Processing.

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

Clark R. Moore, Executive Vice President, General Counsel and Secretary

Mr. Moore has served as the Executive Vice President, General Counsel, and Secretary of Pacific Energy Development since its inception in February 2011, and has served as the Executive Vice President, General Counsel, and Secretary of the Company since its acquisition of Pacific Energy Development in July 2012. Mr. Moore began his career in 2000 as a corporate attorney at the law firm of Venture Law Group located in Menlo Park, California, which later merged into Heller Ehrman LLP in 2003. In 2004, Mr. Moore left Heller Ehrman LLP and launched a legal consulting practice focused on representation of private and public company clients in the energy and high-tech industries. In September 2006, Mr. Moore joined Erin Energy Corporation (OTCMKTS:ERN) (formerly CAMAC Energy, Inc.), an independent energy company headquartered in Houston, Texas, as its acting General Counsel and continued to serve in that role through February 2011, when he left to serve as a co-founder of Pacific Energy Development. In addition, since June 1, 2018, Mr. Moore has served as a partner at Foundation Law Group, LLP.

Mr. Moore received his J.D. with Distinction from Stanford Law School and his B.A. with Honors from the University of Washington.

Ivar Siem, Director (Director since July 2018)

Mr. Siem has broad experience from both the upstream and the service segments of the oil and gas industry, has been the founder of several companies, and has been involved in several roll-ups and restructuring processes throughout his career. He currently serves as the Chairman of American Resources, Inc., and as a Managing Partner of its affiliated investment vehicle, Norexas, LLC, both privately held Houston, Texas-based companies active in oil and gas investment, acquisition and development and has served in that capacity since 2013. Previously, Mr. Siem served as Chairman and Chief Executive Officer of American Resources, Inc. (from 2013 through July 2017) and Chairman of Blue Dolphin Energy Company (OTCQX: BDCO), Houston, Texas after taking the company out of bankruptcy in 1990. Blue Dolphin was an offshore Gulf of Mexico operator until a merger in 2012 with an independent refiner and marketer of petroleum products. Mr. Siem’s role as CEO ended with the merger and he left the board in 2014. From January 2007 to present, Mr. Siem served as President of Drillmar Oil and Gas, Inc., a subsidiary of Drillmar Energy, Inc. In 1999, Mr. Siem acquired a small distressed public company, American Resources Offshore, Inc. and worked with creditors and existing management to achieve a voluntary reorganization. From 1995 to 2000, Mr. Siem served as Chairman and interim CEO of DI Industries/Grey Wolf Drilling while restructuring the company financially and operationally. Through several mergers and acquisitions, the company emerged as one of the leading land drilling contractors in the US. The company was subsequently acquired by Precision Drilling in 2008. From 1996 to 1997 Mr. Siem served as the initial Chairman and CEO of Seateam Technology ASA when it was spun off from DSND ASA and listed on the Oslo exchange. Prior to Seateam, Mr. Siem held various executive roles at multiple E&P and oil field service companies. Mr. Siem started his career at Amoco working as an engineer in various segments of upstream operations.

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

Board Leadership Structure

Our board of directors has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of our business and what is in the best interests of our shareholders. Our current leadership structure is comprised of a separate Chairman of the board of directors and Chief Executive Officer ("CEO"). Mr. John J. Scelfo serves as Chairman and Simon Kukes serves as CEO. The board of directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our board of directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s CEO, Simon Kukes) and the members of our board of directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Chairman to facilitate our board of directors’ oversight of management, promote communication between management and our board of directors, and support our board of directors’ consideration of key governance matters. The board of directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Each of these committees has the duties described below and operates under a charter that has been approved by our board of directors and is posted on our website. Our website address is http://www.PEDEVCO.com. Information contained on our website is expressly not incorporated by reference into this Annual Report.

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

During the year ended December 31, 2020, the audit committee held four meetings.

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

During the year ended December 31, 2020, the compensation committee held three meetings.

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

The nominating and governance committee will consider qualified director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The nominating and governance committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources. The Committee will consider candidates recommended by shareholders if the information relating to such candidates are properly submitted in writing to the Secretary of the Company in accordance with the manner described for shareholder proposals under “Stockholder Proposals for 2021 Annual Meeting of Stockholders and 2021 Proxy Materials” on page 38 of our definitive proxy statement for the 2020 Annual Meeting of stockholders. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means.

During the year ended December 31, 2020, the nominating and corporate governance committee held one meeting.

Insider Trading/Anti-Hedging Policies

All employees, officers and directors of, and consultants and contractors to, us or any of our subsidiaries are subject to our Insider Trading Policy. The policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading. The policy also includes specific anti-hedging provisions.

To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to the policy must refrain from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. Even during a trading window period, certain identified insiders, which include the named executive officers and directors, must comply with our designated pre-clearance policy prior to trading in our securities. The anti-hedging provisions prohibit all employees, officers and directors from engaging in “short sales” of our securities or from trading in options with maturities less than nine months on our stock.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated in the beneficial ownership table under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”, below, all Named Executive Officers and directors are beneficial owners of stock of the Company.

Compensation Recovery

Under the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Accounting Officer. We plan to implement a claw back policy in the future, although we have not yet implemented such policy.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2020, the Board held eleven meetings and took various other actions via the unanimous written consent of the board of directors and the various committees described above. All directors attended all of the board of directors’ meetings and committee meetings relating to the committees on which each director served during fiscal year 2020. The Company held annual shareholders meetings on June 26, 2014, October 7, 2015, December 28, 2016, December 28, 2017, September 27, 2018, August 28, 2019 and August 27, 2020, at which meetings all directors were present in person or via teleconference. Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Executive Sessions of the Board of Directors

The independent members of our board of directors meet in executive session (with no management directors or management present) from time to time. The executive sessions include whatever topics the independent directors deem appropriate.

Code of Ethics

In 2012, in accordance with SEC rules, our board of directors adopted a Code of Business Conduct and Ethics for our directors, officers and employees. Our board of directors believes that these individuals must set an exemplary standard of conduct. This code sets forth ethical standards to which these persons must adhere and other aspects of accounting, auditing and financial compliance, as applicable. The Code of Business Conduct and Ethics is available on our website at www.PEDEVCO.com. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, this Annual Report.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during 2020 were timely made.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2020 and 2019 to (a) Simon Kukes, our current Chief Executive Officer and Director, (b) J. Douglas Schick, our current President, (c) Clark R. Moore, our Executive Vice President, General Counsel and Secretary, and (d) Paul A Pinkston, our current Chief Accounting Officer (collectively, the “Named Executive Officers”). There were no other executive officers who received compensation in excess of $100,000 in either 2020 or 2019.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Simon Kukes	2020	-	-	-	856,800(1)	-	856,800
Chief Executive Officer	2019	-	-	-	-	-	-

J. Douglas Schick	2020	212,500	63,000	-	272,160(2)	-	547,660
President	2019	250,000	-	-	-	-	250,000

Clark R. Moore	2020	212,500	63,000	-	272,160(3)	27,691(4)	575,351
Executive Vice President, General Counsel and Secretary	2019	250,000	-	-	-	-	250,000

Paul A. Pinkston	2020	119,861	18,000	-	151,200(5)	-	289,061
Chief Accounting Officer	2019	140,000	-	-	-	-	140,000

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Stock Awards represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 11 – Share-Based Compensation”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

(1)	Consists of the value of 510,000 shares of restricted common stock granted in January 2020 at $1.68 per share.

(2)	Consists of the value of 162,000 shares of restricted common stock granted in January 2020 at $1.68 per share.

(3)	Consists of the value of 162,000 shares of restricted common stock granted in January 2020 at $1.68 per share.

(4)	Consists of accrued vacation paid out during the applicable fiscal year in cash.

(5)	Consists of the value of 90,000 shares of restricted common stock granted in January 2020 at $1.68 per share.

Outstanding Equity Awards at Year Ended December 31, 2020

The following table sets forth information as of December 31, 2020 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards(3)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(4)
Simon Kukes	-	-	-	-	200,000(1)	$302,000
	-	-	-	-	510,000(2)	$770,100

J. Douglas Schick	-	-	-	-	74,677(1)	$112,762
	-	-	-	-	162,000(2)	$244,620

Clark R. Moore	18,887	-	$5.10	6/18/2022	17,000(1)	$25,670
	4,447	-	$5.10	6/18/2022	162,000(2)	$244,620
	28,000*	-	$2.20	1/7/2021	-	-

Paul A. Pinkston	-	-	-	-	90,000(2)	135,900

(1)	Stock award vests on December 12, 2021, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(2)	Stock award vests 33.3% on January 13, 2021, 33.3% on January 13, 2022, and January 13, 2023, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(3) There were no unearned shares, units or other rights that have not vested as of December 31, 2020.
(4) Calculated by multiplying the closing market price of the Company’s common stock at the end of the last completed fiscal year by the number of shares of stock.
* Since expired unexercised.

Issuances of Equity to Executive Officers

See above and see also “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 11 – Share-Based Compensation”, for equity issuances to executive officers for the years ended December 31, 2020 and 2019, respectively.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1) (2)	All Other Compensation ($)	Total ($)
John J. Scelfo	$-	$211,000	$-	$211,000
Ivar Siem	$-	$147,700	$-	$147,700
H. Douglas Evans	$-	$147,700	$-	$147,700

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 11 – Share-Based Compensation”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

(2)
Mr. Scelfo, Mr. Evans and Mr. Siem received grants of 100,000, 70,000 and 70,000 shares of restricted stock, respectively, on August 27, 2020, each with an aggregate grant date fair value of $211,000, $147,000 and $147,000, respectively, which will vest in full on July 12, 2021, September 27, 2021, and July 12, 2021, respectively. For the year ended December 31, 2020, there was compensation of $169,000, related to these grants.

Effective September 27, 2018, the Board no longer has a formal compensation program; provided that the Board of Directors and/or the Compensation Committee may authorize compensation (including, but not limited to cash, options and restricted stock) to the members of the Board of Directors from time to time in their discretion.

Agreements with Current Named Executive Officers

Simon Kukes. Simon Kukes has agreed to receive an annual salary of $1 as his compensation for serving as Chief Executive Officer of the Company and as a member of the Board of Directors and to not charge the Company for any personal business expenses he incurs in connection with such positions. Notwithstanding the above, Simon Kukes was not paid any salary for 2019 or 2018. Notwithstanding the above, Simon Kukes may receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ sole discretion, from time to time, provided that none are currently contemplated.

J. Douglas Schick. On August 1, 2018, in connection with his appointment as President of the Company, we entered into an offer letter with J. Douglas Schick (the “Offer Letter”). Pursuant to the Offer Letter, Mr. Schick agreed to serve as President of the Company on an at-will basis; the Company agreed to pay Mr. Schick $20,833 per month (which has been reduced by the Temporary Salary Reductions discussed below) and that Mr. Schick is eligible for an annual bonus in the discretion of the Company totaling up to 40% of his then current salary and may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ sole discretion, from time to time. Mr. Schick’s employment may be terminated by him or the Company with 30 days prior written notice. In the event Mr. Schick’s employment with the Company is terminated by the Company without “Cause,” the Company will (a) pay Mr. Schick an amount equal to twelve (12) months of his then-current annual base salary, and (b) immediately accelerate by twelve (12) months the vesting of all outstanding Company restricted stock and options exercisable for Company capital stock held by Mr. Schick. For purposes of the Offer Letter, “Cause” means Mr. Schick’s (1) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; (2) fraud on or misappropriation of any funds or property of the Company or any of its affiliates, customers or vendors; (3) act of material dishonesty, willful misconduct, willful violation of any law, rule or regulation, or breach of fiduciary duty involving personal profit, in each case made in connection with his responsibilities as an employee, officer or director of the Company and which has, or could reasonably be deemed to result in, a material adverse effect upon the Company; (4) illegal use or distribution of drugs; (5) willful material violation of any policy or code of conduct of the Company; or (6) material breach of any provision of the Offer Letter or any other employment, non-disclosure, non-competition, non-solicitation or other similar agreement executed by him for the benefit of the Company or any of its affiliates, all as reasonably determined in good faith by the Board of Directors of the Company. However, an event that is or would constitute “Cause” shall cease to be “Cause” if he reverses the action or cures the default that constitutes “Cause” within 10 days after the Company notifies him in writing that Cause exists.

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

On March 31, 2020, Mr. Schick and the Company entered into an amendment to his Offer Letter discussed in greater detail below under “Temporary Salary Reductions and Amendments to Employment Agreements”.

Clark R. Moore. Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013, with Clark Moore, its Executive Vice President, Secretary and General Counsel (the “Moore Employment Agreement”), pursuant to which, effective June 1, 2011, Mr. Moore has been employed by Pacific Energy Development, with a current annual base salary of $250,000 (which has been reduced by the Temporary Salary Reductions discussed below), and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion, provided that Mr. Moore may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ sole discretion, from time to time. In addition, Mr. Moore’s employment agreement includes, among other things, severance payment provisions that would require the Company to make lump sum payments equal to 18 months’ salary and target bonus to Mr. Moore in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the employment agreement. The employment agreement also prohibits Mr. Moore from engaging in competitive activities during and following termination of his employment that would result in disclosure of our confidential information but does not contain a general restriction on engaging in competitive activities.

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

On March 31, 2020, Mr. Moore and Pacific Energy Development entered into an amendment to his employment agreement discussed in greater detail below under “Temporary Salary Reductions and Amendments to Employment Agreements”.

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

Pursuant to the Pinkston Offer Letter, Mr. Pinkston agreed to serve as Chief Accounting Officer of the Company on an at-will basis, the Company agreed to pay Mr. Pinkston $11,666.67 per month (subject to the Temporary Salary Reductions discussed below), Mr. Pinkston is eligible for an annual bonus in the discretion of the Board of Directors of the Company totaling up to 30% of his then current salary, provided that Mr. Pinkston may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ sole discretion, from time to time. Mr. Pinkston’s employment may be terminated by him or the Company with 30 days prior written notice. In addition, Mr. Pinkston was granted 30,000 shares of the Company’s common stock under the Company’s employee equity incentive plan, 50% of which shares vest on Mr. Pinkston’s one (1) year anniversary of his employment commencement date, and 50% of which shares vest on Mr. Pinkston’s two (2) year anniversary of his employment commencement date, subject to Mr. Pinkston’s continued service with the Company and the terms of a Board-approved restricted stock purchase agreement entered into between Mr. Pinkston and the Company.

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

Temporary Salary Reductions and Amendments to Employment Agreements

On March 31, 2020, as part of our efforts to reduce operating and corporate costs, the independent Compensation Committee of the Board approved a 20% reduction in salary for all of the Company’s salaried employees, effective April 1, 2020 (the “Temporary Salary Reductions”).

In connection with the 20% salary reduction, on March 31, 2020, the Company and each of Mr. Douglas J. Schick, our President, and Mr. Clark R. Moore, our Executive Vice President, General Counsel, and Secretary, entered into amendments to their respective employment agreements (the “Amendments”) to effect the salary reductions on a temporary basis, until such time as the Company determines, in its reasonable discretion, that oil markets have recovered to acceptable levels (the “Salary Reduction Period”), which determination has not been made to date. The Amendments to Messrs. Schick’s and Moore’s employment agreements do not, however, reduce the amount of severance compensation that such executive would receive under their respective employment agreements in the event of an applicable termination of their respective employment, subject to the terms of such employment agreements.

In addition, the amendment entered into with Mr. Schick includes a provision whereby, in the event Mr. Schick’s employment with the Company is voluntarily terminated by him due to the Company’s failing to pay his base salary (as currently reduced as disclosed above) without his written consent, the Company will (a) continue to pay Mr. Schick an amount equal to his base salary as in effect immediately before his termination of employment on the same bi-monthly schedule and amounts (less required withholdings) as he received such salary payments prior to his date of termination (the “Cash Payments”), which Cash Payments shall be reported by the Company on IRS Form 1099 as income to Mr. Schick and will continue until the earlier to occur of (x) the date that is twelve (12) months after the termination of his employment or (y) the date that he commences employment with another employer that pays him a base salary equal to, or greater than, his base salary as in effect immediately before his termination of employment, provided that, if his new employer pays him less than his Company base salary, he shall only be entitled to Cash Payment amounts going forward through the remainder of the twelve (12) month term equal to (i) his Company base salary at the time of his termination minus the salary he receives from his new employer; and (b) continue to vest his outstanding Company restricted stock and options exercisable for Company capital stock issued to him by the Company which are then held by him on his date of termination on their then-current vesting schedules during the period of up to twelve (12) months that he continues to receive the Cash Payments, in exchange for a full and complete release of claims against the Company, its affiliates, officers and directors in a form reasonably acceptable to the Company. Upon the date that his Cash Payments discontinue, he shall no longer continue to vest into any outstanding Company restricted stock or options. The Cash Payments payable to Mr. Schick and the other amounts, based on his salary, which may be due to him upon termination of his offer letter upon certain events, and subject to the terms thereof, during the Salary Reduction Period will continue to be based on Mr. Schick’s non-reduced salary.

As discussed above, Simon Kukes, our Chief Executive Officer and director, has agreed to receive an annual salary of $1 as his compensation for serving as Chief Executive Officer of the Company and as a member of our Board and to not charge the Company for any personal business expenses he incurs in connection with such positions. The Company does not currently have a formal written agreement in place with Simon Kukes. To date, Simon Kukes has not accepted any salary from the Company (including his $1 annual compensation).

Equity Incentive Plans

2012 Plan

General. On June 26, 2012, our board of directors adopted the Blast Energy Services, Inc. 2012 Equity Incentive Plan, which was approved by our stockholders on July 30, 2012 and subsequently renamed to the PEDEVCO Corp. 2012 Equity Incentive Plan in connection with our name change from Blast Energy Services, Inc. to PEDEVCO Corp. The 2012 Equity Incentive Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, stock appreciation rights, or SARs, and performance units and performance shares. Subject to the provisions of the 2012 Equity Incentive Plan relating to adjustments upon changes in our common stock, an aggregate of 200,000 shares of common stock were reserved for issuance under the 2012 Equity Incentive Plan. On April 23, 2014, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on June 27, 2014. On July 27, 2015, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 300,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on October 7, 2015. On October 21, 2016, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on December 28, 2016. On November 6, 2017, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 1,500,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on December 28, 2017. On August 10, 2018, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 3,000,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on September 27, 2018. On July 1, 2019, the board of directors adopted an amended and restated 2012 Equity Incentive Plan, to increase by 2,000,000 shares (to 8,000,000 in aggregate), the number of awards available for issuance under the plan, which was approved by stockholders on August 28, 2019.

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

Terms of Options and SARs. The exercise price of incentive stock options may not be less than the fair market value of the common stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of non-statutory options also may not be less than the fair market value of the common stock on the date of grant.

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

A recipient may not transfer an incentive stock option otherwise than by will or by the laws of descent and distribution. During the lifetime of the recipient, only the recipient may exercise an option, SAR or performance share or unit. Our board of directors may grant non-statutory stock options, SARs and performance shares and units that are transferable to the extent provided in the applicable written agreement.

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

As of the date of this Annual Report, options to purchase 1,316,167 shares of common stock and 6,359,893 shares of restricted stock have been issued under the 2012 Plan, with 323,940 shares of common stock remaining available for issuance under the 2012 Plan. The options have a weighted average exercise price of $1.85 per share and have expiration dates ranging from 2021 to 2026.

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

The exercise price of incentive stock options may not be less than the fair market value of the common stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of non-statutory options also may not be less than the fair market value of the common stock on the date of grant. Options granted under the 2012 Pre-Merger Plan may be exercisable in cumulative increments, or “vest,” as determined by the board of directors of Pacific Energy Development at the time of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 19, 2021, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our Named Executive Officers; and (d) all current directors and Named Executive Officers, as a group. As of March 19, 2021, there were 79,441,603 shares of common stock and no shares of preferred stock issued and outstanding.

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

Beneficial ownership as set forth below is based on our review of our record stockholders list and public ownership reports filed by certain stockholders of the Company, and may not include certain securities held in brokerage accounts or beneficially owned by the stockholders described below.

	Common Stock
	Number of Common Stock Shares Beneficially Owned (1)	Percent of Common Stock (1)
Named Executive Officers and Directors
Simon G. Kukes (2)	54,066,368	68.1%
Clark R. Moore (3)	564,277	*
J. Douglas Schick (4)	472,400	*
Ivar Siem (5)	307,100	*
John J. Scelfo (6)	269,500	*
H. Douglas Evans (7)	250,000	*
Paul A. Pinkston (8)	240,000	*
All Named Executive Officers and Directors as a group (seven persons)	56,169,645	70.5%

Greater than 5% Stockholders
SK Energy, LLC (9)	51,791,325	65.2%
Viktor Tkachev (10)	8,270,000	10.4%
Arhitektora Vlasova Street 22 Apt 93
Moscow, Russia 117393

*Less than 1%.

Unless otherwise stated, the address of each stockholder is c/o PEDEVCO Corp., 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079.

(1)
Ownership voting percentages are based on 79,441,603 total shares of common stock which were outstanding as of March 19, 2021.

(2)
Consisting of the following: (a) 51,791,325 shares of common stock held by SK Energy LLC, an entity which Simon G. Kukes is deemed to beneficially own; (b) 1,527,043 shares of fully-vested common stock held by Simon Kukes; (c) 740,000 unvested shares of common stock held by Simon Kukes, 100,000 of which vest on December 12, 2021, 170,000 of which vest on each of January 13, 2022 and January 13, 2023, and 100,000 of which vest on each of January 19, 2022, January 19, 2023 and January 19, 2024 provided that Simon Kukes remains employed by us, or is a consultant to us, on such vesting dates; (d) 2,000 shares of fully-vested common stock held by the spouse of Simon Kukes; (e) 1,000 unvested shares of common stock held by the spouse of Simon Kukes, which vest on December 12, 2021, provided that his spouse remains an employee of, or consultant to, the Company on such vesting date; and (f) options to purchase 5,000 of common stock exercisable by the spouse of Simon Kukes at an exercise price of $1.68 per share. Simon Kukes has voting control over his unvested shares of common stock.

(3)
Consisting of the following: (a) 163,076 fully-vested shares of common stock held by Mr. Moore; (b) 2,867 fully-vested shares of common stock held by Mr. Moore’s minor child, which he is deemed to beneficially own; (c) 375,000 unvested shares of common stock held by Mr. Moore, 17,000 of which vest on December 12, 2021, 54,000 of which vest on each of January 13, 2022 and January 13, 2023, and 83,333 of which vest on each of January 19, 2022 and January 19, 2023, and 83,334 which vests on January 19, 2024, in each case provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates; and (d) options to purchase 23,334 shares of common stock exercisable by Mr. Moore at an exercise price of $5.10 per share. Mr. Moore has voting control over his unvested shares of common stock.

(4)
Consisting of the following: (a) 77,066 shares of fully-vested common stock held by Mr. Schick; and (b) 395,334 unvested shares of common stock held by Mr. Schick, 37,334 of which vest on December 12, 2021, 54,000 which vest on each of January 13, 2022 and January 13, 2023, and 83,333 which vests on each of January 19, 2022 and January 19, 2023, and 83,334 which vest on January 19, 2024, in each case provided that Mr. Schick remains employed by us, or is a consultant to us, on such vesting dates. Mr. Schick has voting control over his unvested shares of common stock.

(5)
Consisting of the following: (a) 187,100 shares of common stock held by American Resources Offshore Inc., which shares Mr. Siem is deemed to beneficially own (Mr. Siem disclaims beneficial ownership of the securities held by American Resources Offshore Inc., except to the extent of his pecuniary interest therein); (b) 50,000 fully-vested shares of common stock held by Mr. Siem; and (c) 70,000 unvested shares of PEDEVCO Common Stock held by Mr. Siem, which vest on July 12, 2021, provided that Mr. Siem remains a director, employee of, or consultant to PEDEVCO on such vesting date. Mr. Siem has voting control over his unvested shares of PEDEVCO Common Stock.

(6)
Consisting of the following: (a) 49,500 shares of fully-vested common stock held by Mr. Scelfo; (b) 100,000 unvested shares of common stock, which vest on July 12, 2021, provided that Mr. Scelfo remains a director, employee of, or consultant to the Company on such vesting date; and (c) options to purchase 120,000 shares of common stock exercisable by Mr. Scelfo at an exercise price of $2.19 per share. Mr. Scelfo has voting control over his unvested shares of common stock.

(7)
Consisting of the following: (a) 80,000 shares of fully-vested common stock held by Mr. Evans; (b) 70,000 unvested shares of common stock, which vest on September 27, 2021, provided that Mr. Evans remains a director, employee of, or consultant to the Company on such vesting date; and (c) options to purchase 100,000 shares of common stock exercisable by Mr. Evans at an exercise price of $2.19 per share. Mr. Evans has voting control over his unvested shares of common stock.

(8)
Consisting of the following: (a) 40,000 shares of fully-vested common stock held by Mr. Pinkston; and (b) 200,000 unvested shares of common stock, 30,000 of which vest on each of January 13, 2022 and January 13, 2023, and 46,666 of which vest on of January 19, 2022, and 46,667 of which vest on each of January 22, 2023 and January 19, 2024, in each case provided that Mr. Pinkston remains employed by us, or is a consultant to us, on such vesting dates. Mr. Pinkston has voting control over his unvested shares of common stock.

(9)
Consisting of 51,791,325 shares of common stock held by SK Energy LLC, an entity which Simon G. Kukes is deemed to beneficially own due to his position as the Chief Executive Officer and 100% owner of SK Energy.

(10)
Consisting of the following 8,270,000 shares of common stock held by Mr. Tkachev. The information presented with respect to the holder’s beneficial ownership is based solely on the Company’s record stockholder list and securities which the holder beneficially owns, to the best of the Company’s knowledge, which information has not been independently verified or confirmed.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2020, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders (1)	1,181,135	$2.31	1,490,370(2)
Equity compensation plans not approved by stockholders (3)	204,043	$1.58	-
Total	1,385,178	$2.20	1,490,370

(1)
Consists of (i) options to purchase 21,635 shares of common stock issued and outstanding under the Pacific Energy Development Corp. 2012 Amended and Restated Equity Incentive Plan, and (ii) options to purchase 1,159,500 shares of common stock issued and outstanding under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(2)	Consists of 1,490,370 shares of common stock reserved and available for issuance under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as referenced below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference in this Item 13, there have been no transactions since January 1, 2019, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Transactions

January 2019 SK Energy Convertible Note

On January 11, 2019, the Company borrowed $15.0 million from SK Energy LLC, which is 100% owned and controlled by Simon Kukes, the Company’s Chief Executive Officer and director, through the issuance of a convertible promissory note in the amount of $15.0 million (the “January 2019 Convertible Note”). The January 2019 Convertible Note accrues interest monthly at 8.5% per annum, which is payable on the maturity date, unless otherwise converted into shares of the Company’s common stock as described below. The January 2019 Convertible Note and all accrued interest thereon are convertible into shares of the Company’s common stock, at the option of the holder thereof, at a conversion price equal to $1.50 per share. Further, the conversion of the January 2019 Convertible Note is subject to a 49.9% conversion limitation which prevents the conversion of any portion thereof into common stock of the Company if such conversion would result in SK Energy or any of its affiliates beneficially owning more than 49.9% of the Company’s outstanding shares of common stock. The January 2019, Convertible Note is due and payable on January 11, 2022 but may be prepaid at any time without penalty. In February 2019, the January 2019 Convertible Note was converted into common stock as discussed below.

Convertible Notes Amendment and Conversion

On February 15, 2019, the Company and SK Energy agreed to amend the terms of $23.6 million in Convertible Promissory Notes sold in August 2018 (including $22 million acquired by SK Energy) and a $7 million Convertible Note sold to SK Energy in October 2018, as well as the January 2019 Convertible Note, whereby each of the notes were amended to remove the conversion limitation that previously prevented SK Energy from converting any portion of the notes into common stock of the Company if such conversion would have resulted in SK Energy beneficially owning more than 49.9% of the Company’s outstanding shares of common stock.

Immediately following the entry into the Amendment, on February 15, 2019, SK Energy elected to convert (i) all $15,000,000 of the outstanding principal and all $126,000 of accrued interest under the January 2019 Convertible Note into common stock of the Company at a conversion price of $1.50 per share as set forth in the January 2019 Convertible Note into 10,083,819 shares of restricted common stock of the Company, and (ii) all $7,000,000 of the outstanding principal and all $18,700 of accrued interest under the October 2018 note into common stock of the Company at a conversion price of $1.79 per share as set forth in the October 2018 note into 4,014,959 shares of restricted common stock of the Company, which shares in aggregate represented approximately 47.1% of the Company’s then 29,907,223 shares of issued and outstanding Company common stock after giving effect to the conversions.

SK Energy Note Amendment; Note Purchases and Conversion

On March 1, 2019, the Company and SK Energy entered into a First Amendment to Promissory Note (the “SK Energy Note Amendment”) which amended a note dated June 25, 2018, evidencing $7.7 million of principal owed to SK Energy (the “SK Energy Note”), to provide SK Energy the right, at any time, at its option, to convert the principal and interest owed under such SK Energy Note, into shares of the Company’s common stock, at a conversion price of $2.13 per share. The SK Energy Note previously only included a conversion feature whereby the Company had the option to pay quarterly interest payments on the SK Energy Note in shares of Company common stock instead of cash, at a conversion price per share calculated based on the average closing sales price of the Company’s common stock on the NYSE American for the ten trading days immediately preceding the last day of the calendar quarter immediately prior to the quarterly payment date.

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

Common Stock Issuance to SK Energy LLC

On May 21, 2019, we raised $14,999,998.20 through the sale of 6,818,181 shares of restricted Company common stock at a price of $2.20 per share (the “Purchase Price”) to SK Energy, pursuant to a Common Stock Subscription Agreement, dated May 21, 2019, entered into by and between the Company and SK Energy (the “Subscription Agreement”). The Purchase Price represents a premium to the closing price of the Company’s common stock on the NYSE American Exchange as of the closing date and was above the greater of the book/market price of the Company’s common stock for the purposes of the NYSE American Exchange.

Advisory Agreements

Effective November 8, 2019, the Company entered into an Advisory Agreement and Restricted Shares Grant Agreement with Viktor Tkachev, a greater than 10% shareholder of the Company (who acquired $12 million of shares of common stock on September 17, 2019), under which Mr. Tkachev agreed to provide strategic planning and business development services, and pursuant to which 100,000 shares of restricted common stock were awarded to Mr. Tkachev under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “Plan”), vesting in full on the six-month anniversary of the grant date, subject to his continued service with the Company, in consideration for advisory services to be provided by Mr. Tkachev to the Company. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language, and unless terminated by the Company or the advisor with 15 days prior written notice for any reason, the Advisory Agreement has an indefinite term.

Effective November 8, 2019, the Company entered into an Advisory Agreement with Ivar Siem, a member of the Board of Directors, pursuant to which the 50,000 restricted shares of common stock previously awarded to Mr. Siem on August 28, 2019 under the Plan became fully vested on July 12, 2020. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language; and, unless terminated by the Company or the advisor with 15 days prior written notice for any reason, the Advisory Agreement has an indefinite term.

Additional Miscellaneous Related Party Transactions

On September 20, 2018, SK Energy entered into an agreement with American Resources Inc. (“American”), whose principals are Ivar Siem, a member of the Board of Directors of the Company, and J. Douglas Schick, the President of the Company. Pursuant to the agreement, American agreed to assist Dr. Kukes with his investments in the Company and SK Energy agreed to pay American 25% of the profit realized by SK Energy, if any, following the sale or disposal of the securities of the Company which SK Energy holds and may acquire in the future (prior to such sale/disposition). The profit is to be calculated based on (x) the amount of consideration received by SK Energy in connection with the sale of such securities, minus (y) the consideration paid by SK Energy for the securities, increased by 10% each year that such securities are held. The agreement has a term of four years but can be terminated at any time by SK Energy with written notice to American.

On November 1, 2019, the Company began subleasing approximately 300 square feet of office space at its current headquarters to SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors. The lease renews on a monthly basis, may be terminated by either party at any time upon prior written notice delivered to the other party, and has a monthly base rent of $1,200.

Additional related party transactions are discussed in greater detail under “Item 8. Financial Statements and Supplementary Data” - “Note 10 – Shareholders’ Equity – Common Stock and “Note 11 – Share-Based Compensation”, of this Annual Report on Form 10-K, all of which information and disclosures is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services performed by Marcum LLP for the audit of our annual financial statements for the years ended December 31, 2020 and 2019 (in thousands).

	2020	2019
Audit Fees (1)	$181	$131
Audit-Related Fees (2)	-	-
Tax Fees (3)	80	40
All Other Fees (4)	19	14
Total	$280	$185

(1)
Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2020 and 2019 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by Marcum LLP for 2020 and 2019.

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

(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated By Reference
Exhibit No.	Description	Filed or furnished With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number

1.1	Underwriting Agreement, dated February 2, 2021, by and between U.S. Energy Corp. and Kingswood Capital Markets, division of Benchmark Investments, Inc.		8-K	1.1	February 3, 2021	001-35922
2.1#	Purchase and Sale Agreement dated January 11, 2019, by and between Manzano, LLC and Manzano Energy Partners, II, LLC, as seller and Pacific Energy Development Corp., as purchaser		8-K	2.1	January 14, 2019	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	August 2, 2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	April 23, 2013	000-53725

3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock	8-K	3.1	February 24, 2015	001-35922
3.4	Certificate of Amendment to Certificate of Formation (1-for-10 Reverse Stock Split of Common Stock)	8-K	3.1	March 27, 2017	333-64122
3.5	Amendment to Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on June 26, 2018	8-K	3.1	June 26, 2018	001-35922
3.6	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)	8-K	3.3	March 6, 2008	333-64122
3.7	Amendment to the Bylaws (December 3, 2012)	8-K	3.1	December 6, 2012	000-53725
3.8	Amendment to Bylaws (October 25, 2016)	8-K	3.1	October 21, 2016	001-35922
4.1	Description of Securities of the Registrant	10-K	4.1	March 30, 2020	001-35922
4.2	Form of Common Stock Certificate for PEDEVCO CORP.	S-3	4.1	October 23, 2013	333-191869
4.3	Form of PEDEVCO Corp. Series A Preferred Stock Certificate	10-K	4.2	March 31, 2014	001-35922
4.4	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Frank C. Ingriselli and the Registrant**	S-8	4.13	October 31, 2013	333-192002
4.5	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Clark R. Moore and the Registrant**	S-8	4.14	October 31, 2013	333-192002
10.1	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement **	S-8	4.2	October 31, 2013	333-192002
10.2	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement**	S-8	4.3	October 31, 2013	333-192002
10.3	Pacific Energy Development Corp. 2012 Equity Incentive Plan **	S-8	4.4	October 31, 2013	333-192002

10.5	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement**	S-8	4.5	October 31, 2013	333-192002
10.6	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement **	S-8	4.6	October 31, 2013	333-192002
10.7	Pacific Energy Development Corp. - Form of Restricted Shares Grant Agreement **	S-8	4.7	October 31, 2013	333-192002
10.8	Pacific Energy Development Corp. - Form of Stock Option Agreement **	S-8	4.8	October 31, 2013	333-192002
10.9	PEDEVCO Corp. - Form of Indemnification Agreement **	10-K	10.11	March 31, 2014	001-35922
10.10	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore **	10-K	10.20	March 31, 2014	001-35922
10.11	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.43	March 31, 2014	001-35922
10.12	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.44	March 31, 2014	001-35922
10.13	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore **	10-K	10.58	March 31, 2014	001-35922
10.18	Form of Warrant for Purchase of Common Stock (Investor Warrants)	8-K	10.5	May 17, 2016	001-35922
10.19	Form of Amended and Restated Warrant for Purchase of Common Stock (Investor Warrants)	8-K	10.6	May 17, 2016	001-35922
10.20	Form of Warrant for the Purchase of Common Stock dated June 25, 2018 (Tranche B Noteholders)	8-K	10.5	June 26, 2018	001-35922
10.21	Offer Letter with J. Douglas Schick as President dated August 1, 2018**	8-K	10.4	August 1, 2018	001-35922
10.22	Offer Letter with Paul A. Pinkston as Chief Accounting Officer, dated October 16, 2018**	8-K	10.1	December 3, 2018	001-35922

10.23	Consulting Agreement, dated January 1, 2019, between Gregory Overholtzer and Pacific Energy Development Corp.**	8-K	10.2	January 4, 2019	001-35922
10.24	$15,000,000 Convertible Promissory Note between PEDEVCO Corp., as borrower and SK Energy LLC as lender, dated January 11, 2019	8-K	10.1	January 14, 2019	001-35922
10.25	First Amendment to Convertible Promissory Notes, dated February 15, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC	8-K	10.4	February 19, 2019	001-35922
10.26	First Amendment to Promissory Note, dated March 1, 2019, entered into by and between PEDEVCO Corp. and SK Energy LLC	8-K	10.1	March 4, 2019	001-35922
10.27	$14,999,998.20 Common Stock Subscription Agreement between PEDEVCO Corp. and SK Energy LLC, dated May 21, 2019	8-K/A	10.1	August 12, 2019	001-35922
10.28	PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan**	S-8	4.1	August 29, 2019	333-233525
10.29	$12,000,000 Common Stock Subscription Agreement between PEDEVCO Corp. and Viktor Tkachev, dated September 17, 2019	8-K	10.1	September 18, 2019	001-35922
10.30	$13,000,000.14 Common Stock Subscription Agreement between PEDEVCO Corp. and SK Energy LLC, dated September 17, 2019	8-K	10.1	September 18, 2019	001-35922
10.31	Advisory Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and Ivar Siem**	10-Q	10.12	November 8, 2019	001-35922
10.32	Sublease Letter Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and SK Energy, LLC	10-Q	10.13	November 8, 2019	001-35922
10.33	Advisory Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and Viktor Tkachev	10-Q	10.14	November 8, 2019	001-35922
10.34	Amendment No. 2 to Employment Agreement, effective April 1, 2020, entered into by and between Clark R. Moore and PEDEVCO Corp.**	8-K	10.3	March 31, 2020	001-35922

10.35	Amendment No. 1 to Offer Letter, effective April 1, 2020, entered into by and between J. Douglas Schick and PEDEVCO Corp.**		8-K	10.5	March 31, 2020	001-35922
10.36	Form of Lock-Up Agreement (February 2021 offering)		8-K	10.1	February 3, 2021	001-35922
10.37#	Purchase and Sale Agreement, dated December 29, 2019, entered into by and among Red Hawk Petroleum, LLC, DJ Homestead, LLC, and Petro Operating Company, LLC	X
10.38	Closing Letter, dated March 18, 2021, entered into by and among Red Hawk Petroleum, LLC, DJ Homestead, LLC, and Petro Operating Company, LLC	X
14.1	Code of Ethics and Business Conduct		8-K/A	14.1	August 8, 2012	000-53725
21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of Marcum LLP	X
23.2	Consent of Cawley, Gillespie & Associates, Inc.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1	Reserves Report of Cawley, Gillespie & Associates, Inc. for reserves of PEDEVCO Corp. as of December 31, 2020	*
99.2	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	September 5, 2013	001-35922

99.3	Charter of the Compensation Committee		8-K	99.2	September 5, 2013	001-35922
99.4	Charter of the Audit Committee		8-K	99.3	September 5, 2013	001-35922
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

X
Filed herewith.
*
Furnished herein.
**
Indicates management contract or compensatory plan or arrangement.
#
Schedules and exhibits have been omitted pursuant to Item 601(b)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that PEDEVCO Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

March 23, 2021	By:	/s/ Simon Kukes
Simon Kukes
Chief Executive Officer and Director
(Principal Executive Officer)

March 23, 2021	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Simon Kukes	Chief Executive Officer and Director	March 23, 2021
Simon Kukes	(Principal Executive Officer)

By: /s/ Paul A. Pinkston	Chief Accounting Officer	March 23, 2021
Paul A. Pinkston	(Principal Financial and Accounting Officer)

By: /s/ John J. Scelfo	Chairman of the Board of Directors	March 23, 2021
John J. Scelfo

By: /s/ H. Douglas Evans	Director	March 23, 2021
H. Douglas Evans

By: /s/ Ivar Siem	Director	March 23, 2021
Ivar Siem