Form 10-Q
period 2021-03-31
PEDEVCO CORP
filed 2021-05-17
CIK 1141197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to       _    ____

Commission file number: 001-35922
PEDEVCO Corp.
(Exact name of registrant as specified in its charter)

Texas	22-3755993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 N. Dairy Ashford, Suite 210, Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

(713) 221-1768
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PED	NYSE American

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

At May 14, 2021, there were 79,461,603 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q (this “Report”) include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. These forward-looking statements discuss future expectations, contain projections of results of operations or financial conditions. The words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “goal” and similar expressions identify such a statement was made, although not all forward-looking statements contain such identifying words. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in this and our other Securities and Exchange Commission (SEC) filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements except as required by law. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

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

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$18,532	$8,027
Accounts receivable – oil and gas	1,409	660
Prepaid expenses and other current assets	67	66
Total current assets	20,008	8,753

Oil and gas properties:
Oil and gas properties, subject to amortization, net	66,295	66,994
Oil and gas properties, not subject to amortization, net	4	4
Total oil and gas properties, net	66,299	66,998

Operating lease – right-of-use asset	246	270
Other assets	3,536	3,543
Total assets	$90,089	$79,564

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$678	$212
Accrued expenses	464	3,032
Revenue payable	879	836
PPP loan – current	349	288
Operating lease liabilities – current	107	105
Asset retirement obligations – current	245	234
Total current liabilities	2,722	1,978

Long-term liabilities:
PPP loan, net of current portion	21	82
Operating lease liabilities, net of current portion	167	195
Asset retirement obligations, net of current portion	1,828	1,673
Total liabilities	4,738	3,928

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 79,461,603 and 72,463,340 shares issued and outstanding, respectively	79	72
Additional paid-in capital	212,830	203,850
Accumulated deficit	(127,558)	(128,286)
Total shareholders’ equity	85,351	75,636
Total liabilities and shareholders’ equity	$90,089	$79,564

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Oil and gas sales	$3,531	$2,832

Operating expenses:
Lease operating costs	1,286	1,522
Exploration expense	-	30
Selling, general and administrative expense	1,767	2,123
Depreciation, depletion, amortization and accretion	1,561	3,437
Total operating expenses	4,614	7,112

Gain on sale of oil and gas properties	1,805	-

Operating income (loss)	722	(4,280)

Other income (expense):
Interest expense	(1)	-
Interest income	4	24
Other income (expense)	3	(1)
Total other income	6	23

Net income (loss)	$728	$(4,257)

Loss per common share:
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)

Weighted average number of common shares outstanding:
Basic	76,839,795	71,996,295
Diluted	77,039,719	71,996,295

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$728	$(4,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	1,561	3,437
Gain on sale of oil and gas properties	(1,805)	-
Amortization of right-of-use asset	24	22
Share-based compensation expense	684	853
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(749)	1,778
Prepaid expenses and other current assets	(1)	(4)
Accounts payable	267	(3,373)
Accrued expenses	161	254
Revenue payable	43	(4)
Net cash provided by (used in) operating activities	913	(1,294)

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(582)	(8,720)
Proceeds from the sale of oil and gas property	1,871	-
Net cash provided by (used in) investing activities	1,289	(8,720)

Cash Flows From Financing Activities:
Proceeds from issuance of shares, net of offering costs	8,303	-
Net cash provided by financing activities	8,303	-

Net increase (decrease) in cash and restricted cash	10,505	(10,014)
Cash and restricted cash at beginning of period	11,324	25,712
Cash and restricted cash at end of period	$21,829	$15,698

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$173	$4,128
Changes in estimates of asset retirement costs, net	$45	$210
Issuance of restricted common stock	$1	$1

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)
(amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at December 31, 2020	72,463,340	$72	$203,850	$(128,286)	$75,636
Issuance of restricted common stock	960,000	1	(1)	-	-
Rescinded restricted common stock	(16,667)	-	-	-	-
Issuance of common stock to non-affiliate	5,968,500	6	8,297	-	8,303
Cashless exercise of stock options	86,430	-	-	-	-
Share-based compensation	-	-	684	-	684
Net income	-	-	-	728	728
Balances at March 31, 2021	79,461,603	$79	$212,830	$(127,558)	$85,351

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at December 31, 2019	71,061,328	$71	$201,027	$(95,596)	$105,502
Issuance of restricted common stock	1,119,000	1	(1)	-	-
Rescinded restricted common stock	(55,000)	-	-	-	-
Share-based compensation	-	-	853	-	853
Net loss	-	-	-	(4,257)	(4,257)
Balances at March 31, 2020	72,125,328	$72	$201,879	$(99,853)	$102,098

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021 (the “2020 Annual Report”), have been omitted.

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesburg Basin (“D-J Basin”) in Colorado.  The Company holds its Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through its wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which asset the Company refers to as its “Permian Basin Asset,” and it holds its D-J Basin acres located in Weld and Morgan Counties, Colorado, through its wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset the Company refers to as its “D-J Basin Asset.”

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2020 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2020.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Oil sales	$3,433	$2,703
Natural gas sales	75	89
Natural gas liquids sales	23	40
Total revenue from customers	$3,531	$2,832

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2021.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	March 31, 2021	December 31, 2020
Cash	$18,532	$8,027
Restricted cash included in other assets	3,297	3,297
Total cash and restricted cash	$21,829	$11,324

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Disposals	Transfers	Balance at March 31, 2021
Oil and gas properties, subject to amortization	$146,950	$755	$(66)	$-	$147,639
Oil and gas properties, not subject to amortization	4	-	-	-	4
Asset retirement costs	1,108	50	(5)	-	1,153
Accumulated depreciation, depletion and impairment	(81,064)	(1,433)	-	-	(82,497)
Total oil and gas assets	$66,998	$(628)	$(71)	$-	$66,299

For the three-month period ended March 31, 2021, the Company incurred $755,000 in capital costs primarily related to capital workovers for three wells in our Permian Basin Asset, which included clean outs, converting from an electric submersible pump (“ESP”) to rod pump, and installation of an ESP.

On March 18, 2021, the Company, through its wholly-owned subsidiary Red Hawk, consummated the sale of certain assets and associated liabilities located in its D-J Basin Asset to third parties pursuant to a Purchase and Sale Agreement.  The Company received net cash at closing of $1.9 million.  The final purchase price is further subject to customary post-closing adjustments. As a result of the transaction, the Company recognized a $1.8 million gain on sale of oil and gas properties on the Statement of Operations for the three months ended March 31, 2021.

The depletion recorded for production on proved properties for the three months ended March 31, 2021 and 2020, amounted to $1,433,000, compared to $3,378,000, respectively.

NOTE 7 – PPP LOANS

On April 22, 2020, the Company received loan proceeds of $370,000 (the “Original PPP Loan”) under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and on April 23, 2020, the SBA issued guidance that cast doubt on the ability of public companies to qualify for a PPP loan. As a result, out of an abundance of caution, on May 1, 2020, the Company repaid the full amount of the Original PPP Loan to Texas Capital Bank, N.A.

On June 2, 2020, the Company again received loan proceeds of $370,000 (the “New PPP Loan”) under the SBA PPP. The New PPP Loan is evidenced by a promissory note, dated as of May 28, 2020 (the “Note”), between the Company and Texas Capital Bank, N.A. The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium.  No payments of principal or interest are due during the six-month period beginning on the date of the Note. The principal and accrued interest under the Note are forgivable after eight weeks if the Company uses the New PPP Loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities, and otherwise complies with PPP requirements, with the full principal and accrued interest expected to be forgiven in full by the Company. As of March 31, 2021, the Company had accrued $3,000 in interest on the Note. As of March 31, 2021, the full amount of the loan was outstanding, with $349,000 included in current liabilities on the balance sheet.

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

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Three Months Ended March 31, 2021
Balance at the beginning of the period (1)	$1,907
Accretion expense	121
Changes in estimates, net	45
Balance at end of period (2)	$2,073

(1)
Includes $234,000 of current asset retirement obligations at December 31, 2020.

(2)
Includes $245,000 of current asset retirement obligations at March 31, 2021.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Currently, the Company has one operating lease for office space that requires Accounting Standards Codification (ASC) Topic 842 treatment, discussed below.

The Company’s leases typically do not provide an implicit rate. Accordingly, the Company is required to use its incremental borrowing rate in determining the present value of lease payments based on the information available at the commencement date. The Company’s incremental borrowing rate would reflect the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. However, the Company currently maintains no debt (other than the New PPP Loan which the Company expects to be forgiven), and in order to apply an appropriate discount rate, the Company used an average discount rate of eight publicly traded peer group companies similar to it based on size, geographic location, asset types, and/or operating characteristics.

The Company has a sublease for its corporate offices in Houston, Texas on approximately 5,200 square feet of office space that expires on August 31, 2023 and has a base monthly rent of approximately $10,000.

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Three Months Ended
March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$ 30

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

March 31, 2021
Operating lease – right-of-use asset	$246

Operating lease liabilities - current	$107
Operating lease liabilities - long-term	167
Total lease liability	$274

The weighted-average remaining lease term for the Company’s operating lease is 2.4 years as of March 31, 2021, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2021	$89
2022	121
2023	82
Thereafter	-
Total lease payments	292
Less imputed interest	(18)
Total lease liability	$274

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no net acres expire during the remainder of 2021, and no significant net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, 2,731 acres are due to expire during the remainder of 2021 and 1,475 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2021, the Company granted an aggregate of 960,000 restricted stock awards to various employees of the Company. Additionally, 16,667 shares of restricted common stock were forfeited to the Company and canceled due to an employee termination (see Note 11 below).

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

Warrants

During the three months ended March 31, 2021, no warrants were granted, exercised or cancelled, and as of March 31, 2021 and December 31, 2020, the Company had warrants to purchase 150,329 shares of common stock outstanding, with an exercise price of $0.32 per share and a June 25, 2021 expiration date. The intrinsic value of these outstanding, as well as exercisable, warrants at March 31, 2021 was $171,000.

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

On February 28, 2021, 16,667 shares of restricted common stock were rescinded due to an employee termination. As a result, these shares were canceled and the shares once again became eligible for future awards under the Company’s Amended and Restated 2012 Equity Incentive Plan.

On March 31, 2021, 20,000 restricted stock awards were granted to a new employee of the Company, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant for the 20,000 shares of restricted stock vest as follows: 100% vest on March 23, 2022, contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $29,000 based on the market price on the issuance date.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three months ended March 31, 2021 was $570,000. The remaining unamortized stock-based compensation expense at March 31, 2021 related to restricted stock was $1,881,000.

Options

On January 19, 2021, the Company granted options to purchase an aggregate of 550,000 shares of common stock to various Company employees at an exercise price of $1.39 per share. The options have a term of five years and fully vest in January 2024, with 33.3% vesting each subsequent year from the date of grant, contingent upon each recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $654,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 0.45% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 156% based on the trading history of the Company, and (4) zero expected dividends.

On January 28, 2021, the Company issued 86,430 total shares of common stock upon the cashless exercise of stock options to purchase an aggregate of 191,999 shares of common stock with exercise prices ranging between $1.10 and $1.68 per share, based on a then-current market value of $2.89 per share, under the terms of the options. The options had an intrinsic value of $250,000 on the exercise date.

During the three months ended March 31, 2021, the Company recognized stock option expense of $114,000. The remaining amount of unamortized stock options expense at March 31, 2021, was $722,000.

The intrinsic value of outstanding and exercisable options at March 31, 2021 was $108,000.

Option activity during the three months ended March 31, 2021 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2020	1,234,849	$2.43	2.7
Granted	550,000	$1.39
Exercised	(191,999)	$1.59
Expired/Canceled	(236,334)	$4.01
Outstanding at March 31, 2021	1,354,516	$1.85	3.3
Exercisable at March 31, 2021	532,515	$2.38	1.8

NOTE 12 – EARNINGS (LOSS) PER COMMON SHARE

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

The calculation of earnings (loss) per share for the periods ended March 31, 2021 and 2020 were as follows (amounts in thousands, except share and per share data):

Numerator:	March 31, 2021	March 31, 2020
Net income (loss)	$728	$(4,257)

Effect of common stock equivalents	-	-
Net income (loss) adjusted for common stock equivalents	$728	$(4,257)

Denominator:
Weighted average common shares – basic	76,839,795	71,996,295

Dilutive effect of common stock equivalents:
Options and Warrants	199,923	-

Denominator:
Weighted average common shares – diluted	77,039,719	71,996,295

Earnings (loss) per common share – basic	$0.01	$(0.06)

Earnings (loss) per common share – diluted	$0.01	$(0.06)

For the periods ended March 31, 2021 and 2020, share equivalents related to options to purchase 1,202,849 and 1,179,849 shares of common stock, respectively, were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

NOTE 13 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2021 and 2020 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended March 31, 2021 and 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, and the unaudited consolidated financial statements included in this quarterly Report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 4 of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 23, 2021.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2021 means the year ended December 31, 2021, whereas fiscal 2020 means the year ended December 31, 2020.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2021, above.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “PEDEVCO” and “PEDEVCO Corp.” refer specifically to PEDEVCO Corp. and its wholly and majority-owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this Report in reference to crude oil or other liquid hydrocarbons;

●	“Boe” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;

●	“Bopd” refers to barrels of oil day;

●	“Mcf” refers to a thousand cubic feet of natural gas;

●	“NGL” refers to natural gas liquids;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

●	“SWD” means a saltwater disposal well; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

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

General Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesburg Basin in Colorado.  As of March 31, 2021, we held approximately 34,815 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through PEDCO and approximately 11,700 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk. As of March 31, 2021, we held interests in 382 gross (303 net) wells in our Permian Basin Asset of which 29 are active producers, 15 are active injectors and two are active Saltwater Disposal Wells (“SWDs”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 74 gross (21.0 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 35 gross (5.2 net) wells are non-operated, and 21 wells have an after-payout interest.

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
●
Apply modern drilling and completion techniques and technologies. We own and intend to acquire additional properties that have been historically underdeveloped and underexploited. We believe our attention to detail and application of the latest industry advances in horizontal drilling, completions design, frac intensity and locally optimal frac fluids will allow us to successfully develop our properties.
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
●
Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile in order to provide us flexibility across various commodity and market cycles. We intend to utilize our strategic partners and public currency to continuously fund development and operations.

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so that we can dictate the pace of development in order to execute our business plan. Our 2021 development plan includes several projects delayed from our 2019 Phase II Permian Basin Asset development program, which were put on hold through 2020 due to the COVID-19 outbreak and the related low oil price environment through most of 2020. In late 2020, we resumed work on these carryover projects, including the completion of a SWD well in the Chaveroo field (Chaves and Roosevelt Counties, New Mexico) which was brought online in September 2020. In September 2020, we brought online one horizontal San Andres well from our 2019 Phase I Permian Basin Asset development program that was previously shut in due to salt water disposal capacity constraints. In January 2021, we initiated production hookup and commencement of two horizontal San Andres wells drilled in our 2019/2020 Phase II Permian Basin Asset development program. Over the remainder of 2021, we plan to permit up to ten horizontal San Andres wells in our Permian Basin Asset and anticipate drilling and completing at least two of these wells in fall 2021, with the remainder planned to be drilled and completed in 2022. We also plan to complete several potential well reactivation projects, and complete several enhancement and facilities projects across our operated Permian Basin Asset. Additionally, we plan to spend approximately $1.2 million to participate in non-operated well projects on our D-J Basin Asset, pursuant to well proposals received from third party operators on lands in which we share a leasehold interest. This 2021 development program is based upon our current outlook for the remainder of the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting and capital availability, additional non-operated well projects on our D-J Basin Asset that may become available, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, including to fund our 2021 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings (similar to our recently completed February 2021 underwritten offering, as discussed below), and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions in 2021.

Results of Operations and Financial Condition

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

Results of Operations

The following discussion and analysis of the results of operations for the three-month period ended March 31, 2021, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

We reported net income for the three-month period ended March 31, 2021 of $0.7 million, or $0.01 per share, compared to a net loss for the three-month period ended March 31, 2020 of $4.3 million or ($0.06) per share. The increase in net income of $5.0 million was primarily due to a $0.7 million increase in revenue coupled with a $1.8 million gain on sale of oil and gas properties and a $2.5 million decrease in total operating expenses, when comparing the current period to the prior year period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended March 31,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	62,122	82,492	(20,370)	(25%)
Natural Gas (Mcf)	32,900	60,866	(27,966)	(46%)
NGL (Bbls)	802	3,879	(3,077)	(79%)
Total (Boe) (1)	68,407	96,515	(28,108)	(29%)

Crude Oil (Bbls per day)	690	907	(217)	(24%)
Natural Gas (Mcf per day)	366	669	(303)	(45%)
NGL (Bbls per day)	9	43	(34)	(79%)
Total (Boe per day) (1)	760	1,062	(302)	(28%)

Average Sale Price:
Crude Oil ($/Bbl)	$55.26	$32.76	$22.50	69%
Natural Gas ($/Mcf)	2.28	1.47	0.81	55%
NGL ($/Bbl)	28.68	10.32	18.36	178%

Net Operating Revenues (in thousands):
Crude Oil	$3,433	$2,703	$730	27%
Natural Gas	75	89	(14)	(16%)
NGL	23	40	(17)	(43%)
Total Revenues	$3,531	$2,832	$699	25%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended March 31, 2021 increased $0.7 million, or 25%, to $3.5 million, compared to $2.8 million for the same period a year ago, due primarily to a favorable price variance of $2.0 million, offset by an unfavorable volume variance of $1.3 million. Production decreases are primarily related to several of our newer wells having higher peak production in the prior year, coupled with our oil and gas property sale and well shut-ins related to the winter storms that occurred in the current 2021 period.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$926	$1,089	$(163)	(15%)
Workovers	118	166	(48)	(29%)
Other*	242	267	(25)	(9%)
Total Lease Operating Expenses	$1,286	$1,522	$(236)	$(16%)

Exploration Expenses	-	30	(30)	(100%)
Depreciation, Depletion,
Amortization and Accretion	$1,561	3,437	(1,876)	(55%)

General and Administrative (Cash)	$1,083	$1,270	$(187)	$(15%)
Share-Based Compensation (Non-Cash)	684	853	(169)	(20%)
Total General and Administrative Expense	$1,767	$2,123	$(356)	$(17%)

Gain on Sale of Oil and Gas Properties	$1,805	$-	$1,805	100%

Interest Expense	$(1)	$-	$(1)	(100%)
Interest Income	$4	$24	$(20)	(83%)
Other Income (Expense)	$3	$(1)	$4	400%

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The decrease of $0.2 million was primarily due to the Company maintaining cost cutting initiatives that were implemented by the Company during the prior year, coupled with greater efficiencies and overall lower operating expense rates.

Exploration Expense.  There was minimal change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $1.9 million decrease was primarily the result of a decrease in our depletable base due to the impairment of our oil and gas properties at the prior year end (discussed below) coupled with production decreases in the current period, when compared to the prior period. For the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties located in our D-J Basin Asset.

General and Administrative Expenses (excluding share-based compensation). The decrease of $0.2 million in general and administrative expenses (excluding share-based compensation) was primarily due to decreases in payroll, as well as other cost decreases, resulting from a 20% reduction in salary for all of the Company’s salaried employees and officers implemented on April 1, 2020, which was put in place to reduce costs at the time that oil and gas prices were falling as a result of decreased demand due to the COVID-19 pandemic, and a reduction of non-essential contractors. The 20% reduction in salaries has since been returned to prior levels beginning April 1, 2021, as the Company determined that the oil markets have recovered to acceptable levels.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased by $0.2 million primarily due to the forfeiture of certain employee stock-based options and nonvested restricted shares due to employee terminations. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties. The Company sold rights to 230 net acres and interests in three non-operated wells located in the D-J Basin for net cash proceeds of $1.9 million and recognized a gain on sale of oil and gas properties of $1.8 million during the three months ended March 31, 2021. We had no sales of oil and gas properties during the three months ended March 31, 2020.

Interest Expense.  The increase of $0.01 million was due to accrued interest related to the Company’s New PPP Loan (see Note 7 to the notes to the unaudited financial statements of the Company included above).

Interest Income and Other Expense. Includes interest earned from our interest-bearing cash accounts, for which interest rates have decreased significantly when comparing the current period to the prior period, and the settlement of accounts payables offset by finance charges.

Liquidity and Capital Resources

The primary sources of cash for the Company during the three-month period ended March 31, 2021 were from an underwritten public offering to purchase $8.3 million of common stock, $1.9 million in the sale of oil and gas properties, and the sales of crude oil and natural gas. The primary uses of cash were funds used for completion and operating costs.

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

In response to the effects of COVID-19, the Company has adopted policies, procedures, and practices both in its Houston office headquarters and across its field operations to protect its employees, contractors, and guests from COVID-19, including the adoption of a COVID-19 Response Plan, implementation of contractor questionnaires to assess COVID-19 risk and exposure prior to entering any Company facility or worksite, adopting best practices, guidelines and protocols recommended by the Centers for Disease Control (the “CDC”) and the Office of the Texas Governor for the prevention of exposure and spread of COVID-19, and instituting bi-weekly management calls discussing the Company’s ongoing response to the COVID-19 pandemic and effectiveness thereof. Given the Company’s robust online systems and workflow practices and procedures, the Company has not experienced any material challenges or reductions in efficiency or effectiveness of its office-based workforce, while its field personnel continue to attend to their daily field operations uninterrupted, while mindful of social distancing and other preventative measures and safeguards recommended by the CDC.

Further, to help conserve its operating cash, in April 2020 and continuing to April 2021, the Company initiated significant temporary G&A cost-reduction measures, including reducing all employee and officer salaries by 20% (which salaries were returned to their original levels as of April 1, 2021, as the Company determined that the oil markets had recovered to acceptable levels), cutting all discretionary spending, and undertaking additional actions, as well implementing cost-reduction measures to reduce lease operating expenses (“LOE”). We plan to continue to closely monitor the global energy markets and oil and gas pricing, with our 2021 development plan being subject to revision, if and as necessary, to react to market conditions in the best interest of its shareholders, while prioritizing its financial strength and liquidity.

Working Capital

At March 31, 2021, the Company’s total current assets of $20.0 million exceeded its total current liabilities of $2.7 million, resulting in a working capital surplus of $17.3 million, while at December 31, 2020, the Company’s total current assets of $8.8 million exceeded its total current liabilities of $2.0 million, resulting in a working capital surplus of $6.8 million. The $10.5 million increase in our working capital surplus is primarily related to cash received from the sale of common stock in our underwritten offering (discussed below) and the sale of certain oil and gas properties.

Financing

On February 5, 2021, the Company closed an underwritten public offering of 5,968,500 shares of common stock at a public offering price of $1.50 per share, which included the full exercise of the underwriter’s over-allotment option, for net proceeds (after deducting the underwriters’ discount equal to 6% of the public offering price and expenses associated with the offering) of approximately $8.3 million (discussed in greater detail below under PART II - OTHER INFORMATION - ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - Use of Proceeds From Sale of Registered Securities).

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions in 2021. If market conditions are not conducive to developing our assets consistent with our 2021 development program, the Company may choose to delay or extend the drilling program and associated capital expenditures into the future. Furthermore, as a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, the Company shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, with the Company now back on full production from its operated wells in the Permian Basin and the D-J Basin that the Company had shut-in in mid-April 2020 due to the partial recovery of oil prices in early June 2020. If oil prices deteriorate significantly from current levels, the Company may again shut-in some or all of its oil and gas production, which would result in reduced or no cash flow being generated from operations during the period such wells are shut-in, have a material adverse effect on the Company’s projected cash flow from operations, and, once our cash on hand is depleted, eventually require additional infusions of capital through debt and/or equity financings, asset sales, farm-out arrangements, lines of credit, or other means, which may not be available on favorable terms, if at all.

Cash Flows (in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in) operating activities	$913	$(1,294)
Cash flows provided by (used in) investing activities	1,289	(8,720)
Cash flows provided by financing activities	8,303	-
Net increase (decrease) in cash and restricted cash	$10,505	$(10,014)

Cash Flows provided by (used in) Operating Activities. Net cash operating activities increased by $2.2 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in net income of $5.0 million, offset by a decrease of $1.9 million in depreciation, depletion and amortization and a $1.8 million gain on the sale of oil and gas properties, coupled with net increases to our other components of working capital, which are related to our increased revenue and a reduction of payables in the current period.

Cash Flows provided by (used in) Investing Activities. Net cash provided by investing activities increased by $10.0 million for the current year’s period, when compared to the prior year’s period, primarily due to $8.1 million less in capital spending coupled with $1.9 million in proceeds from the sale of oil and gas properties.

Cash Flows provided by Financing Activities.  In the current period, the Company issued common stock, net of offering costs, for $8.3 million.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of March 31, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See our 2020 Form 10-K for further discussion of our critical accounting policies.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of March 31. 2021, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

As a result of COVID-19, our workforce has continued to operate primarily in a work from home environment for the quarter ended March 31, 2021. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we do not believe that such work from home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on March 23, 2021 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, other than as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended March 31, 2021, and through the date of the filing of this Report, which were not previously disclosed in a prior Quarterly Report on Form 10-Q, our Annual Report on Form 10-K or in a Current Report on Form 8-K.

Use of Proceeds From Sale of Registered Securities

Our shelf Registration Statement on Form S-3 (Reg. No. 333-250904) in connection with the sale by us of up to $100 million in securities (common stock, preferred stock, warrants and units) was declared effective by the Securities and Exchange Commission on December 2, 2020.

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

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
1.1	Underwriting Agreement, dated February 2, 2021, by and between U.S. Energy Corp. and Kingswood Capital Markets, division of Benchmark Investments, Inc	8-K	1.1	February 3, 2021	001-35922
10.1#	Purchase and Sale Agreement, dated December 29, 2019, entered into by and among Red Hawk Petroleum, LLC, DJ Homestead, LLC, and Petro Operating Company, LLC	10-K	10.37	March 23, 2021	001-35922
10.2	Closing Letter, dated March 18, 2021, entered into by and among Red Hawk Petroleum, LLC, DJ Homestead, LLC, and Petro Operating Company, LLC	10-K	10.38	March 23, 2021	001-35922
10.3	Form of Lock-Up Agreement (February 2021 Offering)	8-K	10.1	February 3, 2021	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PEDEVCO Corp.

May 17, 2021	By:	/s/ Simon Kukes
Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 17, 2021	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)