Form 10-Q
period 2021-06-30
PEDEVCO CORP
filed 2021-08-16
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

At August 13, 2021, there were 79,461,603 shares of the Registrant’s common stock outstanding.

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
● ●

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

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors“ and “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$19,335	$8,027
Accounts receivable – oil and gas	1,537	660
Prepaid expenses and other current assets	27	66
Total current assets	20,899	8,753

Oil and gas properties:
Oil and gas properties, subject to amortization, net	65,152	66,994
Oil and gas properties, not subject to amortization, net	4	4
Total oil and gas properties, net	65,156	66,998

Operating lease – right-of-use asset	222	270
Other assets	3,563	3,543
Total assets	$89,840	$79,564

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$652	$212
Accrued expenses	401	303
Revenue payable	904	836
PPP loan, current	-	288
Operating lease liabilities – current	109	105
Asset retirement obligations – current	189	234
Total current liabilities	2,255	1,978

Long-term liabilities:
PPP loan, net of current portion	-	82
Operating lease liabilities, net of current portion	139	195
Asset retirement obligations, net of current portion	1,795	1,673
Total liabilities	4,189	3,928

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 79,461,603 and 72,463,340 shares issued and outstanding, respectively	79	72
Additional paid-in capital	213,355	203,850
Accumulated deficit	(127,783)	(128,286)
Total shareholders’ equity	85,651	75,636
Total liabilities and shareholders’ equity	$89,840	$79,564

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2021	2020	2021	2020
Oil and gas sales	$3,740	$656	$7,271	$3,488

Operating expenses:
Lease operating costs	1,455	750	2,741	2,272
Exploration expense	-	-	-	30
Selling, general and administrative expense	1,330	1,422	3,097	3,545
Depreciation, depletion, amortization and accretion	1,602	1,912	3,163	5,349
Total operating expenses	4,387	4,084	9,001	11,196

Gain on sale of oil and gas properties	-	-	1,805	-

Operating income (loss)	(647)	(3,428)	75	(7,708)

Other income (expense):
Interest expense	-	-	(1)	-
Interest income	3	8	7	32
Other income	45	679	48	678
Gain on forgiveness of PPP loan	374	-	374	-
Total other income	422	687	428	710

Net income (loss)	$(225)	$(2,741)	$503	$(6,998)

Income (loss) per common share:
Basic	$(0.00)	$(0.04)	$0.01	$(0.10)
Diluted	$(0.00)	$(0.04)	$0.01	$(0.10)

Weighted average number of common shares outstanding:
Basic	79,461,603	72,125,328	78,157,942	72,060,812
Diluted	79,461,603	72,125,328	78,233,772	72,060,812

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$503	$(6,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	3,163	5,349
Gain on sale of oil and gas properties	(1,805)	-
Loss on disposal of fixed asset	-	24
Amortization of right-of-use asset	48	44
Share-based compensation expense	1,275	1,572
Gain on forgiveness of PPP loan	(374)	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(877)	3,956
Prepaid expenses and other current assets	39	40
Accounts payable	331	(2,199)
Accrued expenses	102	(1,673)
Revenue payable	68	(28)
Net cash provided by operating activities	2,473	87

Cash Flows From Investing Activities:
Cash paid for property and equipment	(35)	-
Cash paid for drilling and completion costs	(1,238)	(12,663)
Proceeds from the sale of oil and gas property	1,871	-
Net cash provided by (used in) investing activities	598	(12,663)

Cash Flows From Financing Activities:
Proceeds from PPP loan	-	740
Repayment of PPP loan	-	(370)
Proceeds from issuance of shares, net of offering costs	8,237	-
Net cash provided by financing activities	8,237	370

Net increase (decrease) in cash and restricted cash	11,308	(12,206)
Cash and restricted cash at beginning of period	11,324	25,712
Cash and restricted cash at end of period	$22,632	$13,506

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$16	$7,261
Changes in estimates of asset retirement costs, net	$54	$230
Issuance of restricted common stock	$1	$1

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2020	72,463,340	$72	$203,850	$(128,286)	$75,636
Issuance of restricted common stock	960,000	1	(1)	-	-
Rescinded restricted common stock	(16,667)	-	-	-	-
Issuance of common stock to non-affiliate	5,968,500	6	8,297	-	8,303
Cashless exercise of stock options	86,430	-	-	-	-
Share-based compensation	-	-	684	-	684
Net income	-	-	-	728	728
Balances at March 31, 2021	79,461,603	79	212,830	(127,558)	85,351
Offering costs incurred for issuance of common stock to non-affiliate	-	-	(66)	-	(66)
Share-based compensation	-	-	591	-	591
Net loss	-	-	-	(225)	(225)
Balances at June 30, 2021	79,461,603	$79	$213,355	$(127,783)	$85,651

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2019	71,061,328	$71	$201,027	$(95,596)	$105,502
Issuance of restricted common stock	1,119,000	1	(1)	-	-
Rescinded restricted common stock	(55,000)	-	-	-	-
Share-based compensation	-	-	853	-	853
Net loss	-	-	-	(4,257)	(4,257)
Balances at March 31, 2020	72,125,328	72	201,879	(99,853)	102,098
Share-based compensation	-	-	719	-	719
Net loss	-	-	-	(2,741)	(2,741)
Balances at June 30, 2020	72,125,328	$72	$202,598	$(102,594)	$100,076

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

The Company’s future financial condition and liquidity will be impacted by, among other factors, the success of our drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, the actual cost of exploration, appraisal and development of our prospects, the prevailing prices for, and demand for, oil and natural gas.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Oil sales	$3,505	$605	$6,938	$3,307
Natural gas sales	210	41	285	131
Natural gas liquids sales	25	10	48	50
Total revenue from customers	$3,740	$656	$7,271	$3,488

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2021.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	June 30, 2021	December 31, 2020
Cash	$19,335	$8,027
Restricted cash included in other assets	3,297	3,297
Total cash and restricted cash	$22,632	$11,324

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Disposals	Transfers	Balance at June 30, 2021
Oil and gas properties, subject to amortization	$146,950	$1,222	$(66)	$-	$148,106
Oil and gas properties, not subject to amortization	4	-	-	-	4
Asset retirement costs	1,108	(49)	(5)	-	1,054
Accumulated depreciation, depletion and impairment	(81,064)	(2,944)	-	-	(84,008)
Total oil and gas assets	$66,998	$(1,771)	$(71)	$-	$65,156

For the six-month period ended June 30, 2021, the Company incurred $1,222,000 in capital costs primarily related to capital workovers for our Permian Basin Asset, which included three clean outs, converting two wells from electric submersible pumps (“ESP”) to rod pumps, installation of a new ESP, and purchase in place of ESP systems that were previously rentals.

On March 18, 2021, the Company, through its wholly-owned subsidiary Red Hawk, consummated the sale of certain assets and associated liabilities located in its D-J Basin Asset to third parties pursuant to a Purchase and Sale Agreement. The Company received net cash at closing of $1.9 million. The final purchase price was further subject to customary post-closing adjustments, resulting in an additional $52,000 paid by Red Hawk subsequently in July 2021. As a result of the transaction, the Company recognized a $1.8 million gain on sale of oil and gas properties on the Statement of Operations for the six months ended June 30, 2021.

The depletion recorded for production on proved properties for the three and six months ended June 30, 2021 and 2020, amounted to $1,511,000 compared to $1,808,000, and $2,944,000, compared to $5,186,000, respectively.

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

Effective May 20, 2021, the Company received notification from Texas Capital Bank, N.A. that the SBA had fully forgiven the Company’s New PPP Loan principal and accrued interest of $370,000 and $4,000, respectively. Therefore, as of June 30, 2021, the Company recognized no debt or accrued interest related to the New PPP Loan on the balance sheet and a gain on forgiveness of PPP Loan of $374,000 for the three and six months ended June 30, 2021 in connection with such forgiveness.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Six Months Ended June 30, 2021
Balance at the beginning of the period (1)	$1,907
Accretion expense	204
Liabilities settled	(73)
Changes in estimates, net	(54)
Balance at end of period (2)	$1,984

(1) Includes $234,000 of current asset retirement obligations at December 31, 2020.

(2) Includes $189,000 of current asset retirement obligations at June 30, 2021.

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

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Six Months June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$60

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

June 30, 2021
Operating lease – right-of-use asset	$222

Operating lease liabilities - current	$109
Operating lease liabilities - long-term	139
Total lease liability	$248

The weighted-average remaining lease term for the Company’s operating lease is 2.2 years as of June 30, 2021, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2021	$59
2022	121
2023	82
Thereafter	-
Total lease payments	262
Less imputed interest	(14)
Total lease liability	$248

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2021, the Company granted an aggregate of 960,000 restricted stock awards to various employees of the Company. Additionally, 16,667 shares of restricted common stock were forfeited to the Company and canceled due to an employee termination (see Note 11 below).

On February 5, 2021, the Company closed an underwritten public offering of 5,968,500 shares of common stock at a public offering price of $1.50 per share, which included the full exercise of the underwriter’s over-allotment option, for net proceeds (after deducting the underwriters’ discount equal to 6% of the public offering price and expenses associated with the offering) of approximately $8.2 million.

Warrants

During the six months ended June 30, 2021, warrants to purchase 150,329 shares of common stock outstanding, with an exercise price of $0.32 per share expired unexercised on June 25, 2021. As of June 30, 2021, the Company has no warrants outstanding.

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

On February 5, 2021, the Company closed an underwritten public offering of 5,968,500 shares of common stock at a public offering price of $1.50 per share, which included the full exercise of the underwriter’s over-allotment option, for net proceeds (after deducting the underwriters’ discount equal to 6% of the public offering price and expenses associated with the offering) of approximately $8.2 million.

On February 28, 2021, 16,667 shares of restricted common stock were rescinded due to an employee termination. As a result, these shares were canceled and the shares once again became eligible for future awards under the Company’s Amended and Restated 2012 Equity Incentive Plan.

On March 31, 2021, 20,000 restricted stock awards were granted to a new employee of the Company, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant for the 20,000 shares of restricted stock vest as follows: 100% vest on March 22, 2022, contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $29,000 based on the market price on the issuance date.

Stock-based compensation expense recorded related to the vesting of restricted stock for the six months ended June 30, 2021 was $1,034,000. The remaining unamortized stock-based compensation expense at June 30, 2021 related to restricted stock was $1,418,000.

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

During the six months ended June 30, 2021, the Company recognized stock option expense of $241,000. The remaining amount of unamortized stock options expense at June 30, 2021, was $583,000.

The intrinsic value of outstanding and exercisable options at June 30, 2021 was $125,000.

Option activity during the six months ended June 30, 2021 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2020	1,234,849	$2.43	2.7
Granted	550,000	$1.39
Exercised	(191,999)	$1.59
Expired/Canceled	(314,414)	$4.11
Outstanding at June 30, 2021	1,278,436	$1.70	3.3
Exercisable at June 30, 2021	456,435	$2.04	1.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2021	2020	2021	2020
Net income (loss)	$(225)	$(2,741)	$503	$(6,998)

Denominator:
Weighted average common shares– basic	79,461,603	72,125,328	78,157,942	72,060,812

Dilutive effect of common stock equivalents:
Options and Warrants	-	-	75,830	-

Denominator:
Weighted average common shares – diluted	79,461,603	72,125,328	78,233,772	72,060,812

Earnings (loss) per share – basic	$(0.00)	$(0.04)	$0.01	$(0.10)
Earnings (loss) per share – diluted	$(0.00)	$(0.04)	$0.01	$(0.10)

For the three and six month periods ended June 30, 2021 and 2020, share equivalents related to options and warrants to purchase 1,278,436 compared to 262,829, and 1,126,769 compared to 262,829, shares of common stock, respectively, were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

NOTE 13 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2021 and 2020 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three and six months ended June 30, 2021 and 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations“ and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, and the unaudited consolidated financial statements included in this quarterly Report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms“ on page 4 of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 23, 2021.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2021 means the year ended December 31, 2021, whereas fiscal 2020 means the year ended December 31, 2020.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended June 30, 2021, above.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	General Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three and six months ended June 30, 2021, and 2020 and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesburg Basin in Colorado. As of June 30, 2021, we held approximately 33,752 net Permian Basin acres located in Chaves, Roosevelt and Lea Counties, New Mexico, through PEDCO and approximately 11,580 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk. As of June 30, 2021, we held interests in 382 gross (303 net) wells in our Permian Basin Asset of which 34 are active producers, 14 are active injectors and two are active Saltwater Disposal Wells (“SWDs”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 74 gross (21.0 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 35 gross (5.2 net) wells are non-operated, and 21 wells have an after-payout interest.

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

Specifically, we seek to increase stockholder value through the following strategies:

•	Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the Permian Basin and the D-J Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves growth. We have identified approximately 150 gross drilling locations across our Permian Basin acreage based on 20-acre spacing. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.
•	Apply modern drilling and completion techniques and technologies. We own and intend to acquire additional properties that have been historically underdeveloped and underexploited. We believe our attention to detail and application of the latest industry advances in horizontal drilling, completions design, frac intensity and locally optimal frac fluids will allow us to successfully develop our properties.
•	Optimization of well density and configuration. We own properties that are legacy conventional oil fields characterized by widespread vertical development and geological well control. We utilize the extensive petrophysical and production data of such legacy properties to confirm optimal well spacing and configuration using modern reservoir evaluation methodologies.
•	Maintain a high degree of operational control. We believe that by retaining high operational control, we can efficiently manage the timing and amount of our capital expenditures and operating costs, and thus key in on the optimal drilling and completions strategies, which we believe will generate higher recoveries and greater rates of return per well.
•	Leverage extensive deal flow, technical and operational experience to evaluate and execute accretive acquisition opportunities. Our management and technical teams have an extensive track record of forming and building oil and gas businesses. We also have significant expertise in successfully sourcing, evaluating and executing acquisition opportunities. We believe our understanding of the geology, geophysics and reservoir properties of potential acquisition targets will allow us to identify and acquire highly prospective acreage in order to grow our reserve base and maximize stockholder value.
•	Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile in order to provide us flexibility across various commodity and market cycles. We intend to utilize our strategic partners and public currency to continuously fund development and operations.

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so that we can dictate the pace of development in order to execute our business plan. Our 2021 development plan includes several projects delayed from our 2019 Phase II Permian Basin Asset development program, which were put on hold through 2020 due to the COVID-19 outbreak and the related low oil price environment through most of 2020. In late 2020, we resumed work on these carryover projects, including the completion of a SWD well in the Chaveroo field (Chaves and Roosevelt Counties, New Mexico) which was brought online in September 2020. In September 2020, we brought online one horizontal San Andres well from our 2019 Phase I Permian Basin Asset development program that was previously shut in due to salt water disposal capacity constraints. In January 2021, we initiated production hookup and commencement of two horizontal San Andres wells drilled in our 2019/2020 Phase II Permian Basin Asset development program. Over the remainder of 2021, we plan to permit up to ten horizontal San Andres wells in our Permian Basin Asset and anticipate drilling and completing at least two of these wells in fall 2021, with the remainder planned to be drilled and completed in 2022. We also plan to complete several potential well reactivation projects, and complete several enhancement and facilities projects across our operated Permian Basin Asset. Additionally, we plan to spend approximately $1.2 million to participate in non-operated well projects on our D-J Basin Asset, pursuant to well proposals received from third party operators on lands in which we share a leasehold interest, none of which has been spent to date. This 2021 development program is based upon our current outlook for the remainder of the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting and capital availability, additional non-operated well projects on our D-J Basin Asset that may become available, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, including to fund the remainder of our 2021 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings (similar to our recently completed February 2021 underwritten offering, as discussed below), and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions in the second half of 2021.

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

Results of Operations

The following discussion and analysis of the results of operations for the three and six-month periods ended June 30, 2021 and 2020, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

We reported a net loss for the three-month period ended June 30, 2021 of $0.2 million, or ($0.00) per share, compared to a net loss for the three-month period ended June 30, 2020 of $2.7 million or ($0.04) per share. The decrease in net loss of $2.5 million was primarily due to a $3.1 million increase in revenue offset by $0.3 million increase in total operating expenses coupled with a $0.7 million decrease in other income, offset by a $0.4 million gain due to forgiveness of our PPP Loan, when comparing the current period to the prior year period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	55,129	35,889	19,240	54%
Natural Gas (Mcf)	55,765	44,500	11,265	25%
NGL (Bbls)	933	3,224	(2,291)	(71%)
Total (Boe) (1)	65,356	46,530	18,826	40%

Crude Oil (Bbls per day)	606	394	212	54%
Natural Gas (Mcf per day)	613	489	124	25%
NGL (Bbls per day)	10	35	(25)	(71%)
Total (Boe per day) (1)	718	511	207	41%

Average Sale Price:
Crude Oil ($/Bbl)	$63.58	$16.85	$46.73	277%
Natural Gas ($/Mcf)	3.76	0.93	2.83	304%
NGL ($/Bbl)	26.73	3.20	23.53	735%

Net Operating Revenues (in thousands):
Crude Oil	$3,505	$605	$2,900	479%
Natural Gas	210	41	169	412%
NGL	25	10	15	150%
Total Revenues	$3,740	$656	$3,084	470%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended June 30, 2021 increased $3.1 million, or 470%, to $3.7 million, compared to $0.6 million for the same period a year ago, due primarily to a favorable price variance of $1.9 million, coupled with a favorable volume variance of $1.2 million. Production increases in the current period are primarily related to the shut-in of all of our operated wells for 42 days during the prior period due to the severe reduction in pricing, coupled with significantly widened differentials from the decreased demand for oil and gas, related to the COVID-19 outbreak.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$895	$631	$264	42%
Workovers	212	(29)	241	831%
Other*	348	148	200	135%
Total Lease Operating Expenses	$1,455	$750	$705	94%

Depreciation, Depletion,
Amortization and Accretion	$1,602	$1,912	$(310)	(16%)

General and Administrative (Cash)	$739	$703	$36	5%
Share-Based Compensation (Non-Cash)	591	719	(128)	(18%)
Total General and Administrative Expense	$1,330	$1,422	$(92)	(6%)

Interest Income	$3	$8	$(5)	(63%)
Other Income	$45	$679	$(634)	(93%)
Gain on forgiveness of PPP loan	$374	$-	$374	100%

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The increase of $0.7 million was primarily due to the shut-in of all of our operated wells for 42 days in the prior period related to the severe reduction in pricing from the decreased demand related to the start of the global spread of the COVID-19 outbreak, notwithstanding the fact that the Company maintained certain cost cutting initiatives that were implemented during the prior year into the current period, coupled with overall lower operating expense rates.

Depreciation, Depletion, Amortization and Accretion. The $0.3 million decrease was primarily the result of a decrease in our depletable base due to the impairment of our oil and gas properties at the prior year end (discussed below), offset by production increases in the current period, when compared to the prior period, primarily due to the shut-in of all of our operated wells for 42 days in the prior period related to the severe reduction in pricing from the decreased demand related to the start of the global spread of the COVID-19 outbreak. For the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties located in our D-J Basin Asset.

General and Administrative Expenses (excluding share-based compensation). There was a minimal increase in general and administrative expenses (excluding share-based compensation) primarily due to increases in payroll expenses from the return of all the salaries of the Company’s salaried employees and officers to original levels on April 1, 2021, from a previously implemented 20% salary reduction on April 1, 2020, offset by payroll expenses of since terminated employees from the prior period. The salary reduction was put in place to reduce costs at the time that oil and gas prices were falling as a result of decreased demand due to the COVID-19 pandemic at the end of March 2020. The Company has since determined that the oil markets had recovered to acceptable levels and implemented the return of salary to previous levels.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased by $0.1 million primarily due to the forfeiture of certain employee stock-based options and nonvested restricted shares due to employee terminations. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Income and Other Expense. Includes interest earned from our interest-bearing cash accounts, for which interest rates have decreased significantly when comparing the current period to the prior period, and the settlement of $0.6 million in accounts payables in the prior period.

Gain on forgiveness of New PPP loan. Includes principal and accrued interest from our New PPP Loan that was fully forgiven in May 2021 (see Note 7 to the notes to the unaudited financial statements of the Company included above).

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

We reported net income for the six-month period ended June 30, 2021 of $0.5 million, or $0.01 per share, compared to a net loss for the six-month period ended June 30, 2020 of $7.0 million or ($0.10) per share. The increase in net income of $7.5 million was primarily due to a $3.8 million increase in revenue coupled with a $1.8 million gain on sale of oil and gas properties, a $2.2 million decrease in total operating expenses and $0.4 million gain from forgiveness of our PPP loan, offset by a $0.7 million decrease in other income, when comparing the current period to the prior year period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended June 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	117,251	118,381	(1,130)	(1%)
Natural Gas (Mcf)	88,665	105,366	(16,701)	(16%)
NGL (Bbls)	1,736	7,103	(5,367)	(76%)
Total (Boe) (1)	133,765	143,045	(9,280)	(6%)

Crude Oil (Bbls per day)	648	650	(2)	*
Natural Gas (Mcf per day)	490	579	(89)	(15%)
NGL (Bbls per day)	10	39	(29)	(74%)
Total (Boe per day) (1)	740	786	(46)	(6%)

Average Sale Price:
Crude Oil ($/Bbl)	$59.17	$27.93	$31.24	112%
Natural Gas ($/Mcf)	3.21	1.24	1.97	159%
NGL ($/Bbl)	27.72	7.09	20.63	291%

Net Operating Revenues (in thousands):
Crude Oil	$6,938	$3,307	$3,631	110%
Natural Gas	285	131	154	118%
NGL	48	50	(2)	(4%)
Total Revenues	$7,271	$3,488	$3,783	108%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

* Less than 1%.

Total crude oil, natural gas and NGL revenues for the six-month period ended June 30, 2021 increased $3.8 million, or 108%, to $7.3 million, compared to $3.5 million for the same period a year ago, due primarily to a favorable price variance of $4.1 million, offset by an unfavorable volume variance of $0.3 million. Production decreases are primarily related to several of our newer wells having higher peak production early in the prior year, coupled with our oil and gas property sale and well shut-ins related to the winter storms that occurred in the current 2021 period.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,821	$1,720	$101	6%
Workovers	330	137	193	141%
Other*	590	415	175	42%
Total Lease Operating Expenses	$2,741	$2,272	$469	21%

Exploration Expenses	$-	$30	$(30)	(100%)
Depreciation, Depletion,
Amortization and Accretion	$3,163	$5,349	$(2,186)	(41%)

General and Administrative (Cash)	$1,822	$1,973	$(151)	(8%)
Share-Based Compensation (Non-Cash)	1,275	1,572	(297)	(19%)
Total General and Administrative Expense	$3,097	$3,545	$(448)	(13%)

Gain on Sale of Oil and Gas Properties	$1,805	$-	$1,805	100%

Interest Expense	$(1)	$-	$(1)	(100%)
Interest Income	$7	$32	$(25)	(78%)
Other Income (Expense)	$48	$678	$(630)	(93%)
Gain on forgiveness of PPP loan	$374	$-	$374	100%

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The increase of $0.5 million was primarily due to the shut-in of all of our operated wells for 42 days in the prior period related to the severe reduction in pricing from the decreased demand related to the start of the global spread of the COVID-19 outbreak, notwithstanding the Company continuing to maintain certain cost cutting initiatives that were implemented during the prior year, coupled with overall lower operating expense rates.

Exploration Expense. There was minimal change in exploration activity undertaken by the Company in the current year’s period compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $2.2 million decrease was primarily the result of a decrease in our depletable base due to the impairment of our oil and gas properties at the prior year end (discussed below) coupled with production decreases in the current period, when compared to the prior period. For the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties located in our D-J Basin Asset.

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

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased by $0.3 million primarily due to the forfeiture of certain employee stock-based options and nonvested restricted shares due to employee terminations. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties. The Company sold rights to 230 net acres and interests in three non-operated wells located in the D-J Basin for net cash proceeds of $1.9 million and recognized a gain on sale of oil and gas properties of $1.8 million during the six months ended June 30, 2021. We had no sales of oil and gas properties during the six months ended June 30, 2020.

Interest Expense. The increase of $0.01 million was due to accrued interest related to the Company’s New PPP Loan (see Note 7 to the notes to the unaudited financial statements of the Company included above), which was forgiven during the period as discussed below.

Interest Income and Other Expense. Includes interest earned from our interest-bearing cash accounts, for which interest rates have decreased significantly when comparing the current period to the prior period, and the settlement of $0.6 million in accounts payables in the prior period.

Gain on forgiveness of New PPP loan. Includes principal and accrued interest from our New PPP Loan that was fully forgiven during the current period (see Note 7 to the notes to the unaudited financial statements of the Company included above).

Liquidity and Capital Resources

The primary sources of cash for the Company during the six-month period ended June 30, 2021 were from an underwritten public offering to purchase $8.3 million of common stock, $1.9 million in the sale of oil and gas properties, and the sales of crude oil and natural gas. The primary uses of cash were funds used for completion and operating costs.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. COVID-19 and the governmental responses thereto significantly reduced worldwide economic activity during much of 2020, and continues to threaten the global economy, as variants and mutations of the disease continue to spread, even as vaccines have become more widely available. While it is not possible at this time to estimate the full impact that COVID-19 will continue to have on the Company’s business, the continued spread of COVID-19 and the measures taken, and which may be taken in the future, by the governments of countries affected and in which the Company operates have disrupted, and may continue to disrupt, the operation of the Company’s business for a prolonged period. The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions, as well as an adverse effect on the Company’s business and financial condition and may continue to have an adverse effect on the Company, including on its potential to conduct financings on terms acceptable to the Company, if at all. The Company has implemented temporary precautionary measures intended to help minimize the risk of the virus to its employees, vendors, and guests, including limiting the number of occupants at the Company’s Houston headquarters and requiring all others to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business, which measures have recently eased in accordance with federal, state and local guidance, and the vaccination of substantially all of the Company’s office-based employees. The extent to which the COVID-19 outbreak will continue to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the continued availability and efficacy of vaccines and booster shots, the willingness of individuals to be vaccinated, the effect of virus mutations, and the actions to contain its impact. Any future decrease in the price of oil, or the demand for oil and gas, as a result of COVID-19 or otherwise, will likely have a negative impact on our results of operations and cash flows.

In response to the effects of COVID-19, the Company has adopted policies, procedures, and practices both in its Houston office headquarters and across its field operations to protect its employees, contractors, and guests from COVID-19, including the adoption of a COVID-19 Response Plan, implementation of contractor questionnaires to assess COVID-19 risk and exposure prior to entering any Company facility or worksite, adopting best practices, guidelines and protocols recommended by the Centers for Disease Control (the “CDC”) and the Office of the Texas Governor for the prevention of exposure and spread of COVID-19, and instituting twice-monthly management calls discussing the Company’s ongoing response to the COVID-19 pandemic and effectiveness thereof. Given the Company’s robust online systems and workflow practices and procedures, the Company has not experienced any material challenges or reductions in efficiency or effectiveness of its office-based workforce, while its field personnel continue to attend to their daily field operations uninterrupted, while mindful of social distancing and other preventative measures and safeguards recommended by the CDC, and subject to the CDC’s updated guidance.

Further, to help conserve its operating cash, in April 2020 and continuing to April 2021, the Company initiated significant temporary G&A cost-reduction measures, including reducing all employee and officer salaries by 20% (which salaries were returned to their original levels as of April 1, 2021, as the Company determined that the oil markets had recovered to acceptable levels), cutting all discretionary spending, and undertaking additional actions, as well implementing cost-reduction measures to reduce lease operating expenses (“LOE”). We plan to continue to closely monitor the global energy markets and oil and gas pricing, with the remainder of our 2021 development plan being subject to revision, if and as necessary, to react to market conditions in the best interest of its shareholders, while prioritizing its financial strength and liquidity.

Working Capital

At June 30, 2021, the Company’s total current assets of $21.0 million exceeded its total current liabilities of $2.3 million, resulting in a working capital surplus of $18.7 million, while at December 31, 2020, the Company’s total current assets of $8.8 million exceeded its total current liabilities of $2.0 million, resulting in a working capital surplus of $6.8 million. The $11.9 million increase in our working capital surplus is primarily related to cash received from the sale of common stock in our February 2021 underwritten offering (discussed below), the sale of certain oil and gas properties and the forgiveness in full of our New PPP Loan principal and accrued interest, during the six months ended June 30, 2021.

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

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2021. If market conditions are not conducive to developing our assets consistent with our remaining 2021 development program, the Company may choose to delay or extend the drilling program and associated capital expenditures into the future. Furthermore, as a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, the Company shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, with the Company now back on full production from its operated wells in the Permian Basin and the D-J Basin that the Company had shut-in in mid-April 2020 due to the partial recovery of oil prices in early June 2020. If oil prices deteriorate significantly from current levels, the Company may again shut-in some or all of its oil and gas production, which would result in reduced or no cash flow being generated from operations during the period such wells are shut-in, have a material adverse effect on the Company’s projected cash flow from operations, and, once our cash on hand is depleted, eventually require additional infusions of capital through debt and/or equity financings, asset sales, farm-out arrangements, lines of credit, or other means, which may not be available on favorable terms, if at all.

Cash Flows (in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities	$2,473	$87
Cash flows provided by (used in) investing activities	598	(12,663)
Cash flows provided by financing activities	8,237	370
Net increase (decrease) in cash and restricted cash	$11,308	$(12,206)

Cash Flows provided by Operating Activities. Net cash operating activities increased by $2.4 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in net income of $7.5 million, offset by a decrease of $2.2 million in depreciation, depletion and amortization and a $1.8 million gain on the sale of oil and gas properties, coupled with net increases to our other components of working capital, which are related to our increased revenue and a reduction of payables in the current period, when compared to the prior period.

Cash Flows provided by (used in) Investing Activities. Net cash provided by investing activities increased by $13.3 million for the current year’s period, when compared to the prior year’s period, primarily due to $11.4 million less in capital spending, coupled with $1.9 million in proceeds from the sale of oil and gas properties.

Cash Flows provided by Financing Activities. In the current period, the Company generated net cash from financing activities by selling common stock, net of offering costs, for $8.2 million, compared to net cash from financing activities of $0.4 million in the prior period, due to proceeds from obtaining the New PPP Loan financing.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of June 30, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See Part II, Item 7, “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10‑K for the year ended December 31, 2020, as disclosed under “Note 3 – Summary of Significant Accounting Policies” to the notes to the audited financial statements included under Part II, Item 8 of the Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of June 30. 2021, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

As a result of COVID-19, our workforce has continued to operate primarily in a work from home environment for the quarter ended June 30, 2021. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we do not believe that such work from home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

Limitations on Effectiveness of Controls and Procedures

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on March 23, 2021 (the “Form 10-K”), under the heading “Item 1A. Risk Factors“, other than as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended June 30, 2021, and through the date of the filing of this Report, which were not previously disclosed in a prior Quarterly Report on Form 10-Q, our Annual Report on Form 10-K or in a Current Report on Form 8-K.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

August 16, 2021	By:	/s/ Simon Kukes
Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

August 16, 2021	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

