Form 10-Q
period 2021-09-30
PEDEVCO CORP
filed 2021-11-15
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ______

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

At November 12, 2021, there were 84,210,203 shares of the Registrant’s common stock outstanding.

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
●

the continued effect of COVID-19 on the U.S. and global economy, the effect of U.S. and global efforts to reduce the spread of the virus, and the resulting effect of such pandemic and governmental responses thereto on the market for oil and gas and the U.S. and global economy in general;

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

Tablr of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$19,926	$8,027
Accounts receivable – oil and gas	1,520	660
Prepaid expenses and other current assets	361	66
Total current assets	21,807	8,753

Oil and gas properties:
Oil and gas properties, subject to amortization, net	64,789	66,994
Oil and gas properties, not subject to amortization, net	4	4
Total oil and gas properties, net	64,793	66,998

Operating lease – right-of-use asset	198	270
Other assets	3,553	3,543
Total assets	$90,351	$79,564

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$752	$212
Accrued expenses	483	303
Revenue payable	960	836
PPP loan, current	-	288
Operating lease liabilities – current	111	105
Asset retirement obligations – current	173	234
Total current liabilities	2,479	1,978

Long-term liabilities:
PPP loan, net of current portion	-	82
Operating lease liabilities, net of current portion	110	195
Asset retirement obligations, net of current portion	1,844	1,673
Total liabilities	4,433	3,928

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 79,751,603 and 72,463,340 shares issued and outstanding, respectively	80	72
Additional paid-in capital	213,946	203,850
Accumulated deficit	(128,108)	(128,286)
Total shareholders’ equity	85,918	75,636
Total liabilities and shareholders’ equity	$90,351	$79,564

See accompanying notes to unaudited consolidated financial statements.

Tablr of Contents

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2021	2020	2021	2020
Oil and gas sales	$4,069	$2,417	$11,340	$5,905

Operating expenses:
Lease operating costs	1,423	1,054	4,164	3,326
Exploration expense	-	1	-	31
Selling, general and administrative expense	1,337	1,281	4,434	4,826
Depreciation, depletion, amortization and accretion	1,666	2,974	4,829	8,323
Total operating expenses	4,426	5,310	13,427	16,506

Gain on sale of oil and gas properties	-	-	1,805	-

Operating loss	(357)	(2,893)	(282)	(10,601)

Other income (expense):
Interest expense	-	(1)	(1)	(1)
Interest income	4	4	11	36
Other income	28	597	76	1,275
Gain on forgiveness of PPP loan	-	-	374	-
Total other income	32	600	460	1,310

Net income (loss)	$(325)	$(2,293)	$178	$(9,291)

Income (loss) per common share:
Basic	$(0.00)	$(0.03)	$0.00	$(0.13)
Diluted	$(0.00)	$(0.03)	$0.00	$(0.13)

Weighted average number of common shares outstanding:
Basic	79,533,016	72,250,014	78,628,077	72,124,339
Diluted	79,533,016	72,250,014	78,700,140	72,124,339

See accompanying notes to unaudited consolidated financial statements.

Tablr of Contents

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$178	$(9,291)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	4,829	8,323
Gain on sale of oil and gas properties	(1,805)	-
Loss on disposal of fixed asset	-	24
Amortization of right-of-use asset	72	67
Share-based compensation expense	1,867	2,073
Gain on forgiveness of PPP loan	(374)	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(860)	3,658
Prepaid expenses and other current assets	(295)	(146)
Accounts payable	51	(3,087)
Accrued expenses	184	(1,647)
Revenue payable	124	2
Net cash provided by (used in) operating activities	3,971	(24)

Cash Flows From Investing Activities:
Cash paid for property and equipment	(35)	-
Cash paid for drilling and completion costs	(2,145)	(14,379)
Proceeds from the sale of oil and gas property	1,871	-
Net cash used in investing activities	(309)	(14,379)

Cash Flows From Financing Activities:
Proceeds from PPP loans	-	740
Repayment of PPP loan	-	(370)
Proceeds from issuance of shares, net of offering costs	8,237	-
Net cash provided by financing activities	8,237	370

Net increase (decrease) in cash and restricted cash	11,899	(14,033)
Cash and restricted cash at beginning of period	11,324	25,712
Cash and restricted cash at end of period	$23,223	$11,679

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$287	$8,581
Changes in estimates of asset retirement costs, net	$51	$247
Issuance of restricted common stock	$2	$1

See accompanying notes to unaudited consolidated financial statements.

Tablr of Contents

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2020	72,463,340	$72	$203,850	$(128,286)	$75,636
Issuance of restricted common stock	960,000	1	(1)	-	-
Rescinded restricted common stock	(16,667)	-	-	-	-
Issuance of common stock to non-affiliate	5,968,500	6	8,297	-	8,303
Cashless exercise of stock options	86,430	-	-	-	-
Share-based compensation	-	-	684	-	684
Net income	-	-	-	728	728
Balances at March 31, 2021	79,461,603	79	212,830	(127,558)	85,351
Offering costs incurred for issuance of common stock to non-affiliate	-	-	(66)	-	(66)
Share-based compensation	-	-	591	-	591
Net income	-	-	-	(225)	(225)
Balances at June 30, 2021	79,461,603	79	213,355	(127,783)	85,651
Issuance of restricted common stock	240,000	1	(1)	-	-
Issuance of common stock to a non-affiliate	50,000	-	-	-	-
Share-based compensation	-	-	592	-	592
Net loss	-	-	-	(325)	(325)
Balances at September 30, 2021	79,751,603	$80	$213,946	$(128,108)	$85,918

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2020	71,061,328	$71	$201,027	$(95,596)	$105,502
Issuance of restricted common stock	1,119,000	1	(1)	-	-
Rescinded restricted common stock	(55,000)	-	-	-	-
Stock-based compensation	-	-	853	-	853
Net loss	-	-	-	(4,257)	(4,257)
Balances at March 31, 2020	72,125,328	72	201,879	(99,853)	102,098
Stock-based compensation	-	-	719	-	719
Net loss	-	-	-	(2,741)	(2,741)
Balances at June 30, 2020	72,125,328	72	202,598	(102,594)	100,076
Issuance of restricted common stock	240,000	-	-	-	-
Rescinded restricted common stock	(74,000)	-	-	-	-
Issuance of restricted common stock to non-affiliate	70,000	-	-	-	-
Issuance of restricted common stock to affiliate	70,000	-	-	-	-
Cashless exercise of stock options	32,012	-	-	-	-
Stock-based compensation	-	-	501	-	501
Net loss	-	-	-	(2,293)	(2,293)
Balances at September 30, 2020	72,463,340	$72	$203,099	$(104,887)	$98,284

See accompanying notes to unaudited consolidated financial statements.

Tablr of Contents

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

Tablr of Contents

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Oil sales	$3,697	$2,262	$10,635	$5,569
Natural gas sales	319	91	604	221
Natural gas liquids sales	53	64	101	115
Total revenue from customers	$4,069	$2,417	$11,340	$5,905

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2021.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	September 30, 2021	December 31, 2020
Cash	$19,926	$8,027
Restricted cash included in other assets	3,297	3,297
Total cash and restricted cash	$23,223	$11,324

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Disposals	Transfers	Balance at September 30, 2021
Oil and gas properties, subject to amortization	$146,950	$2,432	$(66)	$-	$149,316
Oil and gas properties, not subject to amortization	4	-	-	-	4
Asset retirement costs	1,108	(46)	(5)	-	1,057
Accumulated depreciation, depletion and impairment	(81,064)	(4,520)	-	-	(85,584)
Total oil and gas assets	$66,998	$(2,134)	$(71)	$-	$64,793

For the nine-month period ended September 30, 2021, the Company incurred $2,432,000 in capital costs related to capital workovers for our Permian Basin Asset, which included four clean outs, converting two wells from electric submersible pumps (“ESP”) to rod pumps, installation of a new ESP, and purchase in place of ESP systems that were previously rentals. The Company incurred additional capital costs upon implementation of a recompletions and reactivation program for our existing vertical wells in the Permian Basin Asset, and in our DJ-Basin Asset, the Company incurred capital costs related to converting a well from gas lift to rod pump.

Tablr of Contents

On March 18, 2021, the Company, through its wholly-owned subsidiary Red Hawk, consummated the sale of certain assets and associated liabilities located in its D-J Basin Asset to third parties pursuant to a Purchase and Sale Agreement. The Company received net cash at closing of $1.9 million. The final purchase price was further subject to customary post-closing adjustments, resulting in an additional $52,000 paid by Red Hawk in July 2021. As a result of the transaction, the Company recognized a $1.8 million gain on sale of oil and gas properties on the Statement of Operations for the nine months ended September 30, 2021.

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2021 and 2020, amounted to $1,576,000 compared to $2,890,000, and $4,520,000, compared to $8,076,000, respectively.

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

Effective May 20, 2021, the Company received notification from Texas Capital Bank, N.A. that the SBA had fully forgiven the Company’s New PPP Loan principal and accrued interest of $370,000 and $4,000, respectively. Therefore, as of September 30, 2021, the Company recognized no debt or accrued interest related to the New PPP Loan on the balance sheet, and a gain on forgiveness of PPP Loan of $374,000 for the nine months ended September 30, 2021 in connection with such forgiveness.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Nine Months Ended September 30, 2021
Balance at the beginning of the period (1)	$1,907
Accretion expense	284
Liabilities settled	(123)
Changes in estimates, net	(51)
Balance at end of period (2)	$2,017

(1)	Includes $234,000 of current asset retirement obligations at December 31, 2020.

(2)	Includes $173,000 of current asset retirement obligations at September 30, 2021.

Tablr of Contents

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Currently, the Company has one operating lease for office space that requires Accounting Standards Codification (“ASC”) Topic 842 treatment, discussed below.

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

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Nine Months Ended
September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$89

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

September 30, 2021
Operating lease – right-of-use asset	$198

Operating lease liabilities - current	$111
Operating lease liabilities - long-term	110
Total lease liability	$221

The weighted-average remaining lease term for the Company’s operating lease is 1.9 years as of September 30, 2021, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2021	$29
2022	121
2023	82
Thereafter	-
Total lease payments	232
Less imputed interest	(11)
Total lease liability	$221

Tablr of Contents

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no net acres expire during the remainder of 2021, and no significant net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, 522 net acres are due to expire during the remainder of 2021 and 1,331 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2021, the Company granted an aggregate of 1,250,000 restricted stock awards to various employees, board members and a non-affiliated advisor of the Company. Additionally, 16,667 shares of restricted common stock were forfeited to the Company and canceled due to an employee termination (see Note 11 below).

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

Warrants

During the nine months ended September 30, 2021, warrants to purchase 150,329 shares of common stock outstanding, with an exercise price of $0.32 per share expired unexercised on June 25, 2021. As of September 30, 2021, the Company has no warrants outstanding.

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

Tablr of Contents

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

On September 1, 2021, restricted stock awards were granted to three board members and an advisor for an aggregate of 240,000, and 50,000 shares, respectively, of the Company’s restricted common stock, under the Company’s Amended and Restated 2012 Equity Incentive Plan. The grant of the 240,000 shares of restricted common stock vest as follows: 100% of 170,000 shares and 100% of 70,000 shares vesting on July 12, 2022 and September 27, 2022, respectively, contingent upon each recipient’s continued service with the Company. These shares have a total fair value of $276,000, based on the market price on the grant date. The grant of the remaining aggregate of 50,000 shares of restricted common stock vest as follows: 100% on the six-month anniversary of the grant date, subject to recipient’s continued service with the Company. These advisor shares have a total fair value of $58,000, based on the market price on the grant date.

Stock-based compensation expense recorded related to the vesting of restricted stock for the nine months ended September 30, 2021 was $1,486,000. The remaining unamortized stock-based compensation expense at September 30, 2021 related to restricted stock was $1,297,000.

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

During the nine months ended September 30, 2021, the Company recognized stock option expense of $381,000. The remaining amount of unamortized stock options expense at September 30, 2021, was $443,000.

The intrinsic value of outstanding and exercisable options at September 30, 2021 was $156,000.

Tablr of Contents

Option activity during the nine months ended September 30, 2021 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2020	1,234,849	$2.43	2.7
Granted	550,000	$1.39
Exercised	(191,999)	$1.59
Expired/Canceled	(314,414)	$4.11
Outstanding at September 30, 2021	1,278,436	$1.70	3.0
Exercisable at September 30, 2021	456,435	$2.04	1.5

NOTE 12 – EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share-basic is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share-diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing net (loss) income by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net (loss) income per common share-diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect (amounts in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2021	2020	2021	2020
Net income (loss)	$(325)	$(2,293)	$178	$(9,291)

Denominator:
Weighted average common shares – basic	79,533,016	72,250,014	78,628,077	72,124,339

Dilutive effect of common stock equivalents:
Options and Warrants	-	-	72,063	-

Denominator:
Weighted average common shares – diluted	79,533,016	72,250,014	78,700,140	72,124,339

Earnings (loss) per share – basic	$(0.00)	$(0.03)	$0.00	$(0.13)
Earnings (loss) per share – diluted	$(0.00)	$(0.03)	$0.00	$(0.13)

For the three and nine-month periods ended September 30, 2021 and 2020, share equivalents related to options and warrants to purchase 1,143,436, compared to 1,234,849, and 1,126,769, compared to 1,234,849, shares of common stock, respectively, were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

NOTE 13 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2021 and 2020 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three and nine months ended September 30, 2021 and 2020, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On October 6, 2021, the Company closed a registered direct offering of 4,458,600 shares of common stock at a price of $1.57 per share for net proceeds (after deducting the placement agent’s fees and other estimated offering expenses associated with the offering) of approximately $6.5 million.

Tablr of Contents

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2021, above.

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

Tablr of Contents

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

●	General Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of our MD&A.

●	Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three and nine months ended September 30, 2021, and 2020, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesburg Basin in Colorado. As of September 30, 2021, we held approximately 33,392 net Permian Basin acres located in Chaves, Roosevelt and Lea Counties, New Mexico, through PEDCO and approximately 11,580 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk. As of September 30, 2021, we held interests in 382 gross (303 net) wells in our Permian Basin Asset of which 35 are active producers, 14 are active injectors and two are active Saltwater Disposal Wells (“SWDs”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 74 gross (21.0 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 35 gross (5.2 net) wells are non-operated, and 21 wells have an after-payout interest.

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

Tablr of Contents

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so that we can dictate the pace of development in order to execute our business plan. Our 2021 development plan includes several projects delayed from our 2019 Phase II Permian Basin Asset development program, which were put on hold through 2020 due to the COVID-19 outbreak and the related low oil price environment through most of 2020. In late 2020, we resumed work on these carryover projects, including the completion of a SWD well in the Chaveroo field (Chaves and Roosevelt Counties, New Mexico) which was brought online in September 2020. In September 2020, we brought online one horizontal San Andres well from our 2019 Phase I Permian Basin Asset development program that was previously shut in due to salt water disposal capacity constraints. In January 2021, we initiated production hookup and commencement of two horizontal San Andres wells drilled in our 2019/2020 Phase II Permian Basin Asset development program. Over the remainder of 2021, we plan to permit up to ten horizontal San Andres wells in our Permian Basin Asset and anticipate drilling and completing at least two of these wells in late 2021 or early 2022, with the remainder planned to be drilled and completed in 2022. We have also completed several well reactivation projects and completed several enhancement and facilities projects across our operated Permian Basin Asset. We also plan to spend approximately $1.2 million for participation in four non-operated well projects (with a working interest of 6.52%) on our D-J Basin Asset that were drilled and completed in the third quarter of 2021. We expect to pay those costs and begin to receive revenue from those four wells in the fourth quarter of 2021. Additionally, we have elected to participate in eight wells in the D-J Basin that are currently planned to be drilled in the first quarter of 2022, at a net cost of approximately $2.1 million (with a working interest of 4.699%) pursuant to well proposals received from third party operators on lands in which we share a leasehold interest; provided that no money has been spent to date on these eight well proposals. We have advanced our business development activities in the D-J Basin over the past year, which we believe will add opportunities for growth and development. We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. Our 2021 development program is based upon our current outlook for the remainder of the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting and capital availability, additional non-operated well projects on our D-J Basin Asset that may become available, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

Tablr of Contents

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

Results of Operations

The following discussion and analysis of the results of operations for the three and nine-month periods ended September 30, 2021 and 2020, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

We reported a net loss for the three-month period ended September 30, 2021 of $0.3 million, or ($0.00) per share, compared to a net loss for the three-month period ended September 30, 2020 of $2.3 million or ($0.03) per share. The decrease in net loss of $2.0 million was primarily due to a $1.7 million increase in revenue coupled with a $0.9 million decrease in total operating expenses offset with a $0.6 million decrease in other income, when comparing the current period to the prior year period (all of which are discussed in more detail below).

Tablr of Contents

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	55,106	60,786	(5,680)	(9)%
Natural Gas (Mcf)	60,949	44,051	16,898	38%
NGL (Bbls)	1,592	5,072	(3,480)	(69)%
Total (Boe) (1)	66,856	73,200	(6,344)	(9)%

Crude Oil (Bbls per day)	599	661	(62)	(9)%
Natural Gas (Mcf per day)	662	479	183	38%
NGL (Bbls per day)	17	55	(38)	(69)%
Total (Boe per day) (1)	726	796	(70)	(9)%

Average Sale Price:
Crude Oil ($/Bbl)	$67.08	$37.21	$29.87	80%
Natural Gas ($/Mcf)	5.24	2.06	3.18	154%
NGL ($/Bbl)	33.17	12.66	20.51	162%

Net Operating Revenues (in thousands):
Crude Oil	$3,697	$2,262	$1,435	63%
Natural Gas	319	91	228	251%
NGL	53	64	(11)	(17)%
Total Revenues	$4,069	$2,417	$1,652	68%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended September 30, 2021 increased $1.7 million, or 68%, to $4.1 million, compared to $2.4 million for the same period a year ago, due primarily to a favorable price variance of $2.1 million, offset by an unfavorable volume variance of $0.4 million. The production decrease is primarily related to several of our newer wells having higher peak production early in the prior year, coupled with normal production declines, offset by an increase in natural gas production in the current period, as the Company began selling gas from additional well locations in our Permian Basin Asset.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$879	$763	$116	15%
Workovers	151	2	149	7,450%
Other*	393	289	104	36%
Total Lease Operating Expenses	$1,423	$1,054	$369	35%

Exploration Expenses	$-	$1	$(1)	(100)%
Depreciation, Depletion,
Amortization and Accretion	$1,666	$2,974	$(1,308)	(44)%

General and Administrative (Cash)	$745	$780	$(35)	(4)%
Share-Based Compensation (Non-Cash)	592	501	91	18%
Total General and Administrative Expense	$1,337	$1,281	$56	4%

Interest Expense	$-	$1	$(1)	(100)%
Interest Income	$4	$4	$-	-
Other Income	$28	$597	$(569)	(95)%

*Includes severance, ad valorem taxes and marketing costs.

Tablr of Contents

Lease Operating Expenses. The increase of $0.4 million in lease operating expenses was primarily due to the Company increasing its active well count for previously shut-in wells due to the commodity price increases during the current period, compared to the prior period’s well count, which resulted in increased lease operating and workover expenses.

Exploration Expense. There was minimal to no expenses in exploration activity undertaken by the Company in the current year’s period and the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $1.3 million decrease in depreciation, depletion, amortization and accretion was primarily the result of a decrease in our depletable base due to the impairment of our oil and gas properties at the prior year end (discussed below), when compared to the prior period. For the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties located in our D-J Basin Asset.

General and Administrative Expenses (excluding share-based compensation). There was a nominal decrease in general and administrative expenses (excluding share-based compensation) primarily due to savings in payroll expenses from the Company outsourcing payroll functions to a new payroll provider in November 2020, as well as other cost decreases, offset by increases in payroll expenses from the return of all the salaries of the Company’s salaried employees and officers to original levels on April 1, 2021, from a previously implemented 20% salary reduction on April 1, 2020. The salary reduction was put in place to reduce costs at the time that oil and gas prices were falling as a result of decreased demand due to the COVID-19 pandemic at the end of March 2020. The salaries of the Company’s employees and officers returned to prior levels beginning April 1, 2021, as the Company determined that the oil markets have recovered to acceptable levels.

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

Interest Expense. There was minimal to no interest expense in the current year’s period and the prior year’s period. The interest expense in the prior period was due to prior period accrued interest related to the Company’s New PPP Loan (see Note 7 to the notes to the unaudited financial statements of the Company included above), which was forgiven during the current period as discussed below.

Interest Income and Other Income. Interest income and other income includes interest earned from our interest-bearing cash accounts, and the settlement of $0.3 million in accounts payables and working interest credits of $0.3 million in the prior period.

Tablr of Contents

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

We reported net income for the nine-month period ended September 30, 2021 of $178,000, or $0.00 per share, compared to a net loss for the nine-month period ended September 30, 2020 of $9.3 million or ($0.13) per share. The increase in net income of $9.5 million was primarily due to a $5.4 million increase in revenue coupled with a $1.8 million gain on sale of oil and gas properties, a $3.1 million decrease in total operating expenses and a $0.4 million gain from forgiveness of our New PPP Loan, offset by a $1.2 million decrease in other income, when comparing the current period to the prior year period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Nine Months Ended September 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	172,357	179,167	(6,810)	(4)%
Natural Gas (Mcf)	149,614	149,417	197	*
NGL (Bbls)	3,328	12,176	(8,848)	(73)%
Total (Boe) (1)	200,621	216,246	(15,625)	(7)%

Crude Oil (Bbls per day)	631	654	(23)	(4)%
Natural Gas (Mcf per day)	548	545	3	1%
NGL (Bbls per day)	12	44	(32)	(73)%
Total (Boe per day) (1)	734	789	(55)	(7)%

Average Sale Price:
Crude Oil ($/Bbl)	$61.70	$31.08	$30.62	99%
Natural Gas ($/Mcf)	4.04	1.48	2.56	173%
NGL ($/Bbl)	30.32	9.41	20.91	222%

Net Operating Revenues (in thousands):
Crude Oil	$10,635	$5,569	$5,066	91%
Natural Gas	604	221	383	173%
NGL	101	115	(14)	(12)%
Total Revenues	$11,340	$5,905	$5,435	92%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

* Less than 1%.

Total crude oil, natural gas and NGL revenues for the nine-month period ended September 30, 2021 increased $5.4 million, or 92%, to $11.3 million, compared to $5.9 million for the same period a year ago, due primarily to a favorable price variance of $6.1 million, offset by an unfavorable volume variance of $0.7 million. Production decreases are primarily related to several of our newer wells having higher peak production early in the prior year, coupled with our oil and gas property sale and well shut-ins related to the winter storms that occurred earlier in the current 2021 period.

Tablr of Contents

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$2,700	$2,483	$217	9%
Workovers	481	139	342	246%
Other*	983	704	279	40%
Total Lease Operating Expenses	$4,164	$3,326	$838	25%

Exploration Expenses	$-	$31	$(31)	(100)%
Depreciation, Depletion,
Amortization and Accretion	$4,829	$8,323	$(3,494)	(42)%

General and Administrative (Cash)	$2,567	$2,753	$(186)	(7)%
Share-Based Compensation (Non-Cash)	1,867	2,073	(206)	(10)%
Total General and Administrative Expense	$4,434	$4,826	$(392)	(8)%

Gain on Sale of Oil and Gas Properties	$1,805	$-	$1,805	100%

Interest Expense	$1	$1	$-	-
Interest Income	$11	$36	$(25)	(69)%
Other Income	$76	$1,275	$(1,199)	(94)%
Gain on forgiveness of PPP loan	$374	$-	$374	100%

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The increase of $0.8 million in lease operating expenses was primarily due to the shut-in of all of our operated wells for 42 days in the prior period related to the severe reduction in pricing from the decreased demand related to the start of the global spread of the COVID-19 outbreak, notwithstanding the Company continuing to maintain certain cost cutting initiatives that were implemented during the prior year, coupled with overall lower operating expense rates.

Exploration Expense. There was no exploration activity undertaken by the Company in the current year’s period compared to minimal activity in the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $3.5 million decrease in depreciation, depletion, amortization and accretion was primarily the result of a decrease in our depletable base due to the impairment of our oil and gas properties at the prior year end (discussed below) coupled with production decreases in the current period, when compared to the prior period. For the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties located in our D-J Basin Asset.

General and Administrative Expenses (excluding share-based compensation). The decrease of $0.2 million in general and administrative expenses (excluding share-based compensation) was primarily due to decreases in payroll, as well as other cost decreases, resulting from a 20% reduction in salary for all of the Company’s salaried employees and officers implemented on April 1, 2020, which was put in place to reduce costs at the time that oil and gas prices were falling as a result of decreased demand due to the COVID-19 pandemic, and a reduction of non-essential contractors. The salaries of the Company’s employees and officers returned to prior levels beginning April 1, 2021, as the Company determined that the oil markets have recovered to acceptable levels.

Tablr of Contents

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

Gain on Sale of Oil and Gas Properties. The Company sold rights to 230 net acres and interests in three non-operated wells located in the D-J Basin for net cash proceeds of $1.9 million and recognized a gain on sale of oil and gas properties of $1.8 million during the nine months ended September 30, 2021. We had no sales of oil and gas properties during the nine months ended September 30, 2020.

Interest Expense. There was minimal interest expense in the current year’s period and the prior year’s period. The accrued interest related to the Company’s New PPP Loan (see Note 7 to the notes to the unaudited financial statements of the Company included above), which was forgiven during the period as discussed below.

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have decreased significantly when comparing the current period to the prior period, and the settlement of $0.9 million in accounts payables and working interest credits of $0.3 million in the prior period.

Gain on forgiveness of New PPP loan. Includes principal and accrued interest from our New PPP Loan that was fully forgiven during the current period (see Note 7 to the notes to the unaudited financial statements of the Company included above).

Liquidity and Capital Resources

The primary sources of cash for the Company during the nine-month period ended September 30, 2021 were from an underwritten public offering pursuant to which we sold 5,968,500 shares of common stock at a public offering price of $1.50 per share, and generated net proceeds of approximately $8.2 million, $1.9 million in the sale of oil and gas properties, and the sales of crude oil and natural gas. The primary uses of cash were funds used for well completion and operating costs.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. COVID-19 and the governmental responses thereto significantly reduced worldwide economic activity during much of 2020, and continues to threaten the global economy, as variants and mutations of the disease continue to spread, even as vaccines have become more widely available. While oil and gas prices have increased above pre-pandemic levels, it is not possible at this time for the Company to estimate the full impact that COVID-19 will have on the Company’s business in the future as such estimate would need to be based on whether or not COVID-19 continues to spread and the effectiveness of the containment of the virus, by the governments of countries affected and in which the Company operates. However, the Company’s operations have previously been disrupted, and may be disrupted again in the future due to COVID-19. The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions, as well as an adverse effect on the Company’s business and financial condition and may continue to have an adverse effect on the Company, including on its potential to conduct financings on terms acceptable to the Company, if at all. The Company implemented temporary precautionary measures intended to help minimize the risk of the virus to its employees, vendors, and guests, including limiting the number of occupants at the Company’s Houston headquarters and requiring all others to work remotely, and discouraged employee attendance at in-person work-related meetings, which could negatively affect the Company’s business, which measures have recently eased in accordance with federal, state and local guidance, and the vaccination of substantially all of the Company’s office-based employees. The extent to which the COVID-19 outbreak will continue to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the continued availability and efficacy of vaccines and booster shots, the willingness of individuals to be vaccinated initially, and to obtain booster shots, the effect of virus mutations, and the actions to contain its impact. Any future decrease in the price of oil, or the demand for oil and gas, as a result of COVID-19 or otherwise, will likely have a negative impact on our results of operations and cash flows.

Tablr of Contents

In response to the effects of COVID-19, the Company has adopted policies, procedures, and practices both in its Houston office headquarters and across its field operations to protect its employees, contractors, and guests from COVID-19, including the adoption of a COVID-19 Response Plan, implementation of contractor questionnaires to assess COVID-19 risk and exposure prior to entering any Company facility or worksite, adopting best practices, guidelines and protocols recommended by the Centers for Disease Control (the “CDC”) and the Office of the Texas Governor for the prevention of exposure and spread of COVID-19, and instituting twice-monthly management calls discussing the COVID-19 pandemic and the Company’s ongoing response to the COVID-19 pandemic and effectiveness thereof. Given the Company’s robust online systems and workflow practices and procedures, the Company has not experienced any material challenges or reductions in efficiency or effectiveness of its office-based workforce, while its field personnel continue to attend to their daily field operations uninterrupted, while mindful of social distancing and other preventative measures and safeguards recommended by the CDC, and subject to the CDC’s updated guidance.

We plan to continue to closely monitor the global energy markets and oil and gas pricing, with the remainder of our 2021 development plan being subject to revision, if and as necessary, to react to market conditions in the best interest of its shareholders, while prioritizing its financial strength and liquidity.

Working Capital

At September 30, 2021, the Company’s total current assets of $21.8 million exceeded its total current liabilities of $2.5 million, resulting in a working capital surplus of $19.3 million, while at December 31, 2020, the Company’s total current assets of $8.8 million exceeded its total current liabilities of $2.0 million, resulting in a working capital surplus of $6.8 million. The $12.5 million increase in our working capital surplus is primarily related to cash received from the sale of common stock in our February 2021 underwritten offering (discussed below), the sale of certain oil and gas properties and the forgiveness in full of our New PPP Loan principal and accrued interest, during the nine months ended September 30, 2021.

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

Subsequently, on October 6, 2021, after the date of the September 30, 2021 balance sheet discussed above, the Company closed a registered direct offering of 4,458,600 shares of common stock at a price of $1.57 per share for net proceeds (after deducting the placement agent’s fees and other estimated offering expenses associated with the offering) of approximately $6.5 million.

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy, which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2021 and into 2022. If market conditions are not conducive to developing our assets consistent with our remaining 2021 development program, the Company may choose to delay or extend the drilling program and associated capital expenditures into the future. Furthermore, as a result of the COVID-19 outbreak, and the sharp decline in oil prices which occurred partially as a result of the decreased demand for oil caused by such outbreak and the actions taken globally to stop the spread of such virus, in mid-April 2020, the Company shut-in all of its operated producing wells in its Permian Basin Asset and D-J Basin Asset to preserve the Company’s oil and gas reserves for production during a more favorable oil price environment, with the Company now back on full production from its operated wells in the Permian Basin and the D-J Basin that the Company had shut-in in mid-April 2020 due to the partial recovery of oil prices in early June 2020. If oil prices deteriorate significantly from current levels, the Company may again shut-in some or all of its oil and gas production, which would result in reduced or no cash flow being generated from operations during the period such wells are shut-in, have a material adverse effect on the Company’s projected cash flow from operations, and, once our cash on hand is depleted, eventually require additional infusions of capital through debt and/or equity financings, asset sales, farm-out arrangements, lines of credit, or other means, which may not be available on favorable terms, if at all.

Tablr of Contents

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in) operating activities	$3,971	$(24)
Cash flows used in investing activities	(309)	(14,379)
Cash flows provided by financing activities	8,237	370
Net increase (decrease) in cash and restricted cash	$11,899	$(14,033)

Cash flows provided by (used in) operating activities. Net cash operating activities increased by $4.0 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in net income of $9.5 million, which includes a decrease of $3.5 million in depreciation, depletion and amortization and a $1.8 million gain on the sale of oil and gas properties, coupled with net increases to our other components of working capital, which are related to our increased revenue in the current period, when compared to the prior period.

Cash flows used in investing activities. Net cash used in investing activities decreased by $14.1 million for the current year’s period, when compared to the prior year’s period, primarily due to $12.2 million less in capital spending, coupled with $1.9 million in proceeds from the sale of oil and gas properties.

Cash flows provided by financing activities. In the current period, the Company generated net cash from financing activities by selling common stock, net of offering costs, of $8.2 million, compared to net cash from financing activities of $0.4 million in the prior period, due to proceeds from obtaining the New PPP Loan financing.

Off-Balance Sheet Arrangements

The Company does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

Tablr of Contents

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of September 30. 2021, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

As a result of COVID-19, our workforce has continued to operate primarily in a work from home environment for the quarter ended September 30, 2021. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we do not believe that such work from home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

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

Tablr of Contents

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on March 23, 2021 (the “Form 10-K”), under the heading “Item 1A. Risk Factors“, other than as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company. Any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results and/or could materially and adversely affect the Company’s business and stock price.

The Federal Government previously instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which may have a material adverse effect on the Company and its results of operations.

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a 60-day moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which was subsequently extended indefinitely. In June 2021, a federal judge issued an injunction lifting the moratorium, provided that the federal government it is appealing the injunction. A total of approximately 26% of the Company’s acreage in New Mexico and 1% of the Company’s acreage in Colorado are located on federal lands. It is currently unclear whether the moratorium will be reinstated, or whether such moratorium is the start of a change in federal policies regarding the grant of oil and gas permits on federal lands. The moratorium does not affect the Company, as the Company has no plans to drill new wells on any leases held on federal lands; however, if such prior moratorium was to become permanent, or the federal government in the future were to grant less permits on federal lands, make such permitting process more difficult, costly, or to institute more stringent rules relating to such permitting process, it could have a material adverse effect on the value of the Company’s leases and/or its ability to undertake oil and gas operations on such the portion of its leases on federal lands.

Simon Kukes, our Chief Executive Officer and a member of board of directors, beneficially owns 64.8% of our common stock, which gives him majority voting control over stockholder matters and his interests may be different from your interests; and as a result of such ownership, we are a “controlled company” under applicable NYSE American rules.

Simon Kukes, our Chief Executive Officer and member of the board of directors, through his individual ownership of the Company and through his position as principal and sole owner of SK Energy LLC, which beneficially owns approximately 61.5% of our issued and outstanding common stock and Mr. Kukes, together with the ownership of SK Energy, beneficially owns approximately 64.8% of our issued and outstanding common stock. As such, Mr. Kukes can control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the stockholders generally, while Mr. Kukes’ interests may generally be aligned with the interests of our stockholders, in some instances Mr. Kukes may have interests different than the rest of our stockholders, including but not limited to, future potential company financings in which SK Energy may participate, or his leadership at the Company. Mr. Kukes’ influence or control of our company as a stockholder may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Because Mr. Kukes controls the stockholder vote, investors may find it difficult to replace Mr. Kukes (and such persons as he may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Kukes may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Tablr of Contents

Because of Mr. Kukes’ ownership of the Company, as discussed above, we are a “controlled company” under the rules of the NYSE American. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

●	a majority of the Board of Directors consist of independent directors (or 50% in the case of a smaller reporting company such as the Company);

●	the board maintain a nominations committee with prescribed duties and a written charter; and

●	the board maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions, provided that we have to date not taken advantage of any of these exemptions and do not currently intend to take advantage of any of these exemptions moving forward. Notwithstanding that, should the interests of Mr. Kukes differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance standards. Even if we do not avail ourselves of these exemptions, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended September 30, 2021, and through the date of the filing of this Report, which were not previously disclosed in a prior Quarterly Report on Form 10-Q, our Annual Report on Form 10-K or in a Current Report on Form 8-K.

Use of Proceeds From Sale of Registered Securities

Our shelf Registration Statement on Form S-3 (Reg. No. 333-250904) in connection with the sale by us of up to $100 million in securities (common stock, preferred stock, warrants and units) was declared effective by the Securities and Exchange Commission on December 2, 2020.

On February 3, 2021, we filed a final Rule 424(b)(5) prospectus supplement relating to the primary offering by us in a firm commitment underwritten public offering of 5,190,000 shares of common stock at a public offering price per share of $1.50. The underwriters of the offering (EF Hutton (formerly Kingswood Capital Markets), a division of Benchmark Investments, Inc. as sole bookrunner and Dawson James Securities) were also provided an option to purchase an additional 778,500 shares from us, at the public offering price less the underwriting discount, within 45 days of the offering to cover over-allotments, if any, which overallotment option was exercised in full by the underwriters. The offering (including the sale of the underwriters’ overallotment shares) closed on February 5, 2021. The net proceeds to us from our sale of the common stock (including the shares sold in connection with the exercise of the underwriters’ overallotment) were approximately $8.2 million (after deducting the underwriting discount and commissions and offering expenses payable by us). No further shares will be sold under the prospectus supplement.

On October 3, 2021, we filed a final Rule 424(b)(5) prospectus supplement relating to the registered direct offering by us of 4,458,600 shares of common stock at an offering price per share of $1.57. EF Hutton, division of Benchmark Investments, LLC and Roth Capital Partners acted as joint placement agents in the offering. The offering closed on October 6, 2021. The net proceeds to us from our sale of the common stock was approximately $6.5 million (after deducting the placement agent’s fees and other estimated offering expenses associated with the offering). No further shares will be sold under the prospectus supplement.

No payments for our expenses were made in the offerings described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our offerings as described in our final prospectuses filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Tablr of Contents

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
1.1	Placement Agency Agreement, dated October 3, 2021, by and between PEDEVCO Corp. and EF Hutton, division of Benchmark Investments, LLC and Roth Capital Partners, LLC	8-K	1.1	October 6, 2021	001-35922
10.1	PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	September 1, 2021	001-35922
10.2	PEDEVCO Corp. 2012 Equity Incentive Plan Form of Restricted Shares Grant Agreement	S-8	4.5	October 31, 2013	333-192002
10.3	Form of Securities Purchase Agreement, dated October 3, 2021, by and between PEDEVCO Corp. and the investor party thereto	8-K	10.1	October 6, 2021	001-35922
10.4	Form of Lock-Up Agreement (October 2021 Offering)	8-K	10.2	October 6, 2021	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

Tablr of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

November 15, 2021	By:	/s/ Simon Kukes
Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 15, 2021	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

