Form 10-Q/A
period 2021-09-30
PEDEVCO CORP
filed 2021-11-16
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

PEDEVCO Corp. (the “Company”, “we” and “us”) is filing this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Original Report”), as filed with the Securities and Exchange Commission on November 15, 2021 (the “Original Filing Date”), for the sole purpose of correcting a technical error with the software of the Company’s Edgar service provider, which caused Exhibits 31.1, 31.2, 32.1 and 32.2, which were executed by the Registrant, to be inadvertently omitted from the Original Report. Such exhibits have been included in this amended filing.

Except as described above, no changes have been made to the Original Report and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Report. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

PEDEVCO CORP.

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

November 16, 2021	By:	/s/ Simon Kukes
Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 16, 2021	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

