Form 10-K
period 2021-12-31
PEDEVCO CORP
filed 2022-03-11
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

Commission file number: 001-35922

PEDEVCO Corp.
(Exact Name of Registrant as Specified in Its Charter)

Texas	22-3755993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 N. Dairy Ashford, Suite 210, Houston, Texas	77079
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (713) 221-1768

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock,$0.001 Par Value Per Share	PED	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last trading day of the registrant’s most recently completed second fiscal quarter), based upon the closing price reported on such date was approximately $37,649,302. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

As of March 10, 2022, 85,463,146 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report” or “Annual Report”) includes forward-looking statements within the meaning of the federal securities laws, including The Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may,” and similar expressions or future or conditional verbs such as “should”, “would”, and “could” are generally forward-looking in nature and not historical facts. Forward-looking statements which are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs and cash flows, prospects, plans and objectives of management are forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements. As used herein, the “Company,” “we,” “us,” “our” and words of similar meaning refer to PEDEVCO Corp., which was known as Blast Energy Services, Inc. until July 30, 2012, and its consolidated subsidiaries, unless otherwise stated.

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including in particular additional permit scrutiny in Colorado;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the 2019 coronavirus (“COVID-19”));
●	the COVID-19 pandemic, including its effects on commodity prices, downstream capacity, employee health and safety, business continuity and regulatory matters;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	future acquisition transactions;
●	estimated future reserves and the present value of such reserves; and
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

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

Electric submersible pump or ESP. Is an artificial-lift method for lifting moderate to high volumes of fluids from wellbores.

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

Salt Water Disposal Well or SWD. A salt water disposal (SWD) well is a disposal site for water produced as a result of the oil and gas extraction process.

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

Business Operations

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado. As of December 31, 2021, we held approximately 32,870 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 11,580 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of December 31, 2021, we held interests in 385 gross (381 net) wells in our Permian Basin Asset, of which 33 are active producers, 14 are active injectors and two are active salt water disposal wells (“SWD”s), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 78 gross (21.7 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 39 gross (5.5 net) wells are non-operated, and 21 wells have an after-payout interest.

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

Specifically, we seek to increase stockholder value through the following strategies:

●

Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the Permian Basin and the D-J Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves growth. We have identified approximately 150 gross drilling locations across our Permian Basin acreage. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.

7

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

●

Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile in order to provide us flexibility across various commodity and market cycles. We intend to utilize our strategic partners and funding which we expect to be available through the sale of debt or equity, to continuously fund development and operations.

We also are committed to developing and monitoring environmental, social and governance (“ESG”) initiatives and the Board of Directors plans to evaluate the potential adoption of ESG initiatives from time to time.

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin. Our estimated net capital expenditures for 2022 are estimated at the time of this Annual Report to range between $35 million to $40 million. This estimate includes a range of $33 million to $38 million for drilling and completion costs on our Permian Basin and D-J Basin Assets and approximately $2 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, and other miscellaneous capital expenses. This estimate does not include anything for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, proposals from third party operators, and commodity prices, while prioritizing its financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”).

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is 100% operated and held by production (“HBP”), allowing for flexibility of timing on development. Our 2022 development program incorporates an increase in both basins relating to service cost inflation resulting in an estimated cost increase of approximately 10 to 15 percent per well, based on costs we have experienced since the third quarter of 2021.  Our 2022 development program is based upon our current outlook for the remainder of the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting and capital availability, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, including to fund the remainder of our 2022 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings, including up to $3.6 million in securities which we may sell in the future in an on-going “at the market offering”, of which no shares have been sold in connection with to date, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2022.

The following chart reflects our current organizational structure:

*Represents percentage of total voting power based on 85,463,146 shares of common stock outstanding as of March 11, 2022, with beneficial ownership calculated in accordance with Rule 13d-3 of the Exchange Act. Holdings of SK Energy LLC are also included in holdings of Senior Management and the Board – See “Part III” — “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. COVID-19 and the governmental responses thereto significantly reduced worldwide economic activity during much of 2020, and continues to threaten the global economy, as variants and mutations of the disease continue to spread, even as vaccines and boosters have become more widely available. While oil and gas prices have increased above pre-pandemic levels, it is not possible at this time for the Company to estimate the full impact that COVID-19 will have on the Company’s business in the future as such estimate would need to be based on whether or not COVID-19 continues to spread and the effectiveness of the containment of the virus, by the governments of countries affected and in which the Company operates. However, the Company’s operations have previously been disrupted, and may be disrupted again in the future due to COVID-19. The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions, as well as an adverse effect on the Company’s business and financial condition and may continue to have an adverse effect on the Company, including on its potential to conduct financings on terms acceptable to the Company, if at all. The Company implemented temporary precautionary measures intended to help minimize the risk of the virus to its employees, vendors, and guests, including limiting the number of occupants at the Company’s Houston headquarters and requiring all others to work remotely, and discouraged employee attendance at in-person work-related meetings, which could negatively affect the Company’s business, which measures have recently eased in accordance with federal, state and local guidance, and the vaccination of substantially all of the Company’s office-based employees. The extent to which the COVID-19 outbreak will continue to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the continued availability and efficacy of vaccines and booster shots, the willingness of individuals to be vaccinated initially, and to obtain booster shots, the effect of virus mutations, and the actions to contain its impact. Any future decrease in the price of oil, or the demand for oil and gas, as a result of COVID-19 or otherwise, will likely have a negative impact on our results of operations and cash flows.

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

We plan to continue to closely monitor the global energy markets and oil and gas pricing, with the remainder of our 2022 development plan being subject to revision, if and as necessary, to react to market conditions in the best interest of its shareholders, while prioritizing its financial strength and liquidity.

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

Management. We have assembled a management team at our Company with extensive experience in the fields of business development, petroleum engineering, geology, field development and production, operations, planning and corporate finance. Our management team is headed by our Chief Executive Officer, Simon Kukes, who was formerly the CEO at Samara-Nafta, a Russian oil company partnering with Hess Corporation, President and CEO of Tyumen Oil Company, and Chairman of Yukos Oil. Our President, J. Douglas Schick, has over 20 years of experience in the oil and gas industry, having co-founded American Resources, Inc., and formerly serving in executive, management and operational planning, strategy and finance roles at Highland Oil and Gas, Mariner Energy, Inc., The Houston Exploration Co., ConocoPhillips and Shell Oil Company. In addition, our Executive Vice President and General Counsel, Clark R. Moore, has over 15 years of energy industry experience, and formerly served as acting general counsel of Erin Energy Corp. Several other members of the management and operations teams have also successfully helped develop similar companies with like kind asset profiles and technical operations in the Permian Basin and elsewhere in the United States. We believe that our management team is highly qualified to identify, acquire and exploit energy resources in the U.S.

Our board of directors also brings extensive oil and gas industry experience, headed by our Chairman, John J. Scelfo, who brings over 40 years of experience in oil and gas management, finance and accounting, and who served in numerous executive-level capacities at Hess Corporation, including as Senior Vice President, Finance and Corporate Development, Chief Financial Officer, Worldwide Exploration & Producing, and as a member of Hess’ Executive Committee. In addition, our Board includes Ivar Siem, who brings over 50 years of broad experience from both the upstream and the service segments of the oil and gas industry, including serving as Chairman of Blue Dolphin Energy Company (OTCQX: BDCO), as Chairman and interim CEO of DI Industries/Grey Wolf Drilling, as Chairman and CEO of Seateam Technology ASA, and in various executive roles at multiple oil and gas exploration and production (E&P) and oil field service companies. Furthermore, our Board includes H. Douglas Evans, who brings over 50 years of experience in executive management positions with Gulf Interstate Engineering Company, one of the world’s top pipeline design and engineering firms, including as its Honorary Chairman and previously its Chairman and President and Chief Executive Officer, and who is a past President and Board member of the International Pipe Line and Offshore Contractors Association, former Chairman of its Strategy Committee, and formerly a member of the Pipeline Contractors Association.

Significant acreage positions and drilling potential. As of December 31, 2021, we have accumulated interests in a total of 32,870 net acres in our core Permian Basin Asset operating area, and 11,580 net acres in our core D-J Basin Asset operating area, both of which we believe represent significant upside potential. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we believe our Permian Basin Asset could contain up to 150 potential net wells, comprised of 135 net 1.0-mile lateral wells and 15 net 1.5-mile lateral wells, on 160-acre spacing and 240-acre spacing, respectively. We believe our D-J Basin Asset could contain up to 90 potential net wells, comprised of 49 net 1.0-mile lateral wells, 40 net 2.0-mile lateral wells, and 1 net 1.5-mile lateral well, on 80-acre spacing, 160-acre spacing, and 120-acre spacing, respectively, providing us with a substantial drilling inventory for future years. Not all of these potential well locations in our Permian Basin Asset and D-J Basin Asset are included in our reserve report due to SEC guidelines related to development timing.

Marketing

We generally sell a significant portion of our oil and gas production to a relatively small number of customers, and during the year ended December 31, 2021, sales to two customers comprised 72% and 12%, respectively, of the Company’s total oil and gas revenues. No other customer accounted for more than 10% of our revenue during these periods. The Company is not dependent upon any one purchaser and believes that, if its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers. Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

Natural Gas. Our natural gas is predominately sold under short-term natural gas purchase agreements, with one gas purchase agreement for our D-J Basin Asset that is in effect until April 1, 2032. However, natural gas sales related to this agreement only represent a nominal 1% of our total revenues as of December 31, 2021, and the Company believes that this trend will continue in the D-J Basin Asset. Natural gas produced by us is sold at various delivery points at or near producing wells to both unaffiliated independent marketing companies and unaffiliated mid-stream companies. We receive proceeds from prices that are based on various pipeline indices less any associated fees for processing, location or transportation differentials.

Oil and Gas Properties

We believe that our Permian Basin and D-J Basin assets represent among the most economic oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Northwest Shelf of the Permian Basin in Chaves and Roosevelt Counties, New Mexico, and the Wattenberg and Wattenberg Extension areas of Weld County, Colorado in the D-J Basin. Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin.

Our estimated net capital expenditures for 2022 are estimated at the time of this Annual Report to range between $35 million to $40 million. This estimate includes a range of $33 million to $38 million for drilling and completion costs on our Permian Basin and D-J Basin Asset and approximately $2 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, and other miscellaneous capital expenses. This estimate does not include anything for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, proposals from third party operators, and commodity prices, while prioritizing its financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”.)

Our Core Areas

Permian Basin Asset

We hold our Permian Basin Assets through our wholly-owned subsidiary, PEDCO, with operations conducted through PEDCO’s wholly-owned operating subsidiaries, EOR Operating Company and Ridgeway Arizona Oil Corp. Our Permian Basin Asset was assembled through three acquisitions completed between 2018 and 2019. In the first acquisition, we acquired 100% of the assets of Hunter Oil Company, with an effective date of September 1, 2018, which created our core Permian position. In 2019, we acquired additional assets in two bolt-on acquisitions from private operators. These interests are all located in Chaves and Roosevelt Counties, New Mexico, where we currently operate 385 gross (381 net) wells, of which 33 wells are active producers, 14 wells are active injectors, and two are active SWDs. As of December 31, 2021, our Permian Basin Asset acreage is located where indicated in the below map of the State of New Mexico and more specifically in the areas shaded in yellow in the subsequent sectional map.

State of New Mexico

The San Andres oilfields of the Northwest Shelf, Central Basin Platform and the Eastern Shelf are some of the largest oilfields within the Permian Basin. According to the U.S. Energy Information Administration (“EIA”), as of December 31, 2013, three oil fields that have produced from the San Andres formation were amongst the top 50 largest oilfields by reserves in the United States. The San Andres has been historically under-developed due to technological and economic limitations during early development. The San Andres is a dolomitic carbonate reservoir characterized as being highly-heterogenous with a multi-porosity system that typically shows significant oil saturation, but primary production often yields higher than normal water cut. While existing San Andres operators may ascribe different drivers for the water cut, San Andres production requires sufficient fluid removal, transportation and disposal, in order to achieve higher oil cuts, through a network of on-site fluid storage and salt water disposal systems.

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

We believe that the Company’s 32,870 net acres within the Chaveroo and Milnesand fields of Chaves and Roosevelt Counties, New Mexico offer a unique opportunity to drill infill horizontal wells targeting the higher oil-saturations of the MPZs. The Chaveroo NE field is an extension of the Chaveroo field that was not originally developed vertically. There are currently 385 wellbores within the leasehold, of which 33 are active producers and 14 are active injectors, and two are active SWDs. The remainder are shut-in wellbores with future potential utility for additional water injection, production reactivations, and behind-pipe recompletions. We currently own and operate three water handling facilities, one in each field, that have a current combined capacity of approximately 60,000 barrels of water per day (bbl/d).

D-J Basin Asset

We have grown our legacy D-J Basin Asset position to 11,580 net acres in Weld and Morgan Counties, Colorado. We directly hold all of our interests in the D-J Basin Asset through our wholly-owned subsidiary, Red Hawk. These interests are all located in Weld and Morgan Counties, Colorado. Red Hawk has an interest in 78 gross (21.7 net) wells and is currently the operator of 18 gross (16.2 net) wells located in our D-J Basin Asset. Our D-J Basin Asset acreage is located in the areas shown in the map below. The D-J Basin’s Wattenberg Extension has seen a tremendous amount of growth in drilling activity since 2018 due to enhanced completions design and interest in the area as a result of its remote location away from more populated areas of the Wattenberg play to the south. The area did experience a slow down during early 2020 due to the COVID-19 pandemic and related oil market crash but activity has more recently come back to pre-pandemic levels with the recovery of oil prices. D-J Basin operators are drilling horizontal wells in the Niobrara formation in several Niobrara benches and in the Codell formation, utilizing the latest advances in completion design, frac stages, and frac intensity to obtain favorable well results. Notable non-operated partners leading the Niobrara revival are Chevron Corporation (which acquired Noble Energy in October 2020), Civitas Resources, Inc. (formed by the merger of Bonanza Creek Energy and Extraction Oil and Gas in November 2021) and several large private equity-backed independent E&P companies. Other active operators in the area include Fundare Resources Company, LLC (which acquired Whiting Petroleum Company’s D-J Basin interests in late 2019), Occidental Petroleum (which acquired Anadarko Petroleum in 2019) and PDC Energy (which acquired SRC Energy in 2019).

Weld and Morgan Counties, Colorado

Production, Sales Price and Production Costs

We have listed below the total production volumes and total revenue net to the Company for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019

Total Revenues	$15,860,000	$8,059,000	$12,972,000

Oil:
Total Production (Bbls)	228,068	204,983	234,378
Average sales price (per Bbl)	$64.76	$36.84	$53.41
Natural Gas:
Total Production (Mcf)	192,052	191,337	153,251
Average sales price (per Mcf)	$4.70	$1.72	$2.43
NGL:
Total Production (Bbls)	5,225	6,150	6,150
Average sales price (per Bbl)	$36.09	$11.20	$13.28
Oil Equivalents:
Total Production (Boe) (1)	265,302	252,807	266,070
Average Daily Production (Boe/d)	727	691	729
Average Production Costs (per Boe) (2)	$13.44	$13.09	$15.32

______________________

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.
(2)	Excludes workover costs, marketing, ad valorem and severance taxes.

As of December 31, 2021, the Chaveroo and Milnesand fields in our Permian Basin Asset and Wattenberg field in our D-J Basin Asset and as of December 31, 2020 and December 31, 2019, the Chaveroo and Milnesand fields, are the fields that each comprise 15% or more of our total proved reserves. The applicable production volumes from these fields for the years ended December 31, 2021, 2020, and 2019, are represented in the table below in total barrels (Bbls):

	2021	2020	2019
Chaveroo	167,164	129,332	120,765
Milnesand	8,840	7,868	11,295
Wattenberg	24,731	—	—

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at December 31, 2021:

	Total		Developed (1)		Undeveloped (2)
	Gross	Net	Gross	Net	Gross	Net
D-J Basin	204,714	11,580	183,370	9,388	21,344	2,192
Permian Basin	35,136	32,870	30,693	29,916	4,443	2,954
Total	239,850	44,450	214,063	39,304	25,787	5,146

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

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2021, is 1,265, 66 and 40, for the years ending December 31, 2022, 2023 and 2024, respectively. We expect to retain substantially all of our expiring acreage either through drilling activities, renewal of the expiring leases or through the exercise of extension options.

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at December 31, 2021. This summary includes crude oil wells in which we have a working interest:

	Gross	Net
Crude oil	127.0	90.9
Natural gas	-	-
Total*	127.0	90.9

* Total percentage of gross operated wells is 69.3%.

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	4	0.3	-	-	20	9.6
Dry	-	-	-	-	-	-
Exploratory
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2021, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	-	-	2	2.0
Exploratory wells	-	-	-	-
Total	-	-	2	2.0

Oil and Natural Gas Reserves

Reserve Information. For estimates of the Company’s net proved producing reserves of crude oil and natural gas, as well as discussion of the Company’s proved and probable undeveloped reserves, see “Part II” - “Item 8 Financial Statements and Supplementary Data”– “Supplemental Oil and Gas Disclosures (Unaudited)”. At December 31, 2021, the Company’s total estimated proved reserves were 14.7 million Boe, of which 12.6 million Bbls were crude oil and NGL reserves, and 12.9 million Mcf were natural gas reserves.

Internal Controls. Arvind Krishna Harikesavanallur, our Director of Development and Reservoir Engineering (a non-executive position) of the Company, is the technical person primarily responsible for our internal reserves estimation process (which are based upon the best available production, engineering and geologic data) and has in excess of five years as a reserves estimator and provides oversight of the annual audit of our year end reserves by our independent third party engineers. He has a Master of Science degree in Petroleum Engineering from The University of Texas at Austin and an MBA from Rice University.

The preparation of our reserve estimates is in accordance with our prescribed procedures that include verification of input data into a reserve forecasting and economic software, as well as management review. Our reserve analysis includes, but is not limited to, the following:

•	Research of operators near our lease acreage. Review operating and technological techniques, as well as reserve projections of such wells.
•	The review of internal reserve estimates by well and by area by a qualified petroleum engineer. A variance by well to the previous year-end reserve report is used as a tool in this process.
•	SEC-compliant internal policies to determine and report proved reserves.
•	The discussion of any material reserve variances among management to ensure the best estimate of remaining reserves.

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

For more information regarding our oil and gas reserves, please refer to “Item 8 Financial Statements and Supplementary Data”– “Supplemental Oil and Gas Disclosures (Unaudited)”.

2021 Material Events

Common Stock Offerings

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

PPP Loan Forgiveness

On June 2, 2020, the Company received loan proceeds of $370,000 under the U.S. Small Business Administration’s Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act described in further detail in “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 7 – PPP Loan”. Effective May 20, 2021, the Company received notification that the SBA had fully forgiven the $370,000 Paycheck Protection Program loan principal ($370,000) and accrued interest of $4,000.

Drilling and Completion Activities

In latter part of 2021, drilling operations began on two additional San Andres horizontal wells in the Permian Basin. Completion operations for these wells is taking place in Q1 2022. Four non-operated working interest wells in the D-J Basin were also participated in during the latter part of 2021, from which we also accrued production in the latter part of 2021.

Recent Event

In February 2022, the Company consummated the acquisition of certain additional DJ Basin assets from a third party, effective July 1, 2021, for approximately $500,000 in cash consideration. These assets include approximately 46.6 net leasehold acres and interests in 14 horizontal wells currently producing from the acreage. The estimated total drilling and completion expense payable by the Company for its working interest in these 14 new well interests is approximately $2.4 million

Regulation of the Oil and Gas Industry

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

Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (the “FERC”) and the courts, and, in Colorado, the county level. We cannot predict when or whether any such proposals may become effective. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.

At the state level, our operations in Colorado are regulated by the Colorado Oil & Gas Conservation Commission (“COGCC”) and our New Mexico operations are regulated by the Conservation Division of the New Mexico Energy, Minerals, and Natural Resources Department (regulates oil and gas operations), New Mexico Environment Department (administers environmental protection laws), and the New Mexico State Land Office (oversees surface and mineral acres and development). The Oil Conservation Division of the New Mexico Energy, Minerals, Natural Resources Department (“EMNRD”), and New Mexico State Land Office require the posting of financial assurance for owners and operators on privately owned or state land within New Mexico in order to provide for abandonment restoration and remediation of wells, and for the drilling of salt water disposal wells.

The COGCC regulates oil and gas operators through rules, policies, written guidance, orders, permits, and inspections. Among other things, the COGCC enforces specifications regarding drilling, development, production, reclamation, enhanced recovery, safety, aesthetics, noise, waste, flowlines, and wildlife. In recent years, the COGCC has amended its existing regulatory requirements and adopted new requirements with increased frequency. For example, in January 2016, the COGCC approved new rules that require local government consultation and certain best management practices for large-scale oil and natural gas facilities in certain urban mitigation areas. These rules also require operator registration and/or notifications to local governments with respect to future oil and natural gas drilling and production facility locations. In February 2018, the COGCC comprehensively amended its regulations for oil, gas, and water flowlines to expand requirements addressing flowline registration and safety, integrity management, leak detection, and other matters. The COGCC has also adopted or amended numerous other rules in recent years, including rules relating to safety, flood protection, and spill reporting. In December 2018, the COGCC approved new rules that require new oil and gas sites to be situated at least 1,000 feet away from school properties such as playgrounds and athletic fields. Most recently, in 2019, Colorado enacted Senate Bill 19-181 (“SB 19-181”), which changes the mission of the COGCC from fostering responsible and balanced development to regulating development to protect public health and the environment and directs the COGCC to undertake rulemaking on various operational matters including environmental protection, facility siting and wellbore integrity. Pursuant to this directive, in June 2020, the COGCC amended its regulations regarding wellbore integrity. The amended rules impose additional requirements regarding the permitting, construction, operation, and closure of wells. In addition, in further pursuance of this directive, on March 1, 2022 the COGCC adopted new financial assurance rules, effective April 30, 2022, that, among other things, ensure each operator has the financial capability to meet all of their obligations under SB 19-181 through the development of operator-specific financial assurance plans, increases financial assurance for transferred and inactive wells, requires financial assurance account for new wells funded in the initial years of operations, creates an orphan well fund, applies Colorado’s new rules to federal wells, broadens access for local governments regarding plugging of wells, and develops an out-of-service plugging program.  The new rules will increase the bonding requirements, and related expense, related to our current and future oil and gas wells in Colorado.

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

The failure to comply with the rules and regulations of oil and natural gas production and related operations can result in substantial penalties. State laws also may prohibit the venting or flaring of natural gas, which may impact rates of production of crude oil and natural gas from our leases. Leases covering state or federal lands often include additional laws, regulations and conditions which can limit the location, timing and number of wells we can drill and impose other requirements on our operations, all of which can increase our costs. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

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

The FERC also regulates rates and terms and conditions of service on interstate transportation of liquids, including oil and NGL, under the Interstate Commerce Act, as it existed on October 1, 1977 (“ICA”). Prices received from the sale of liquids may be affected by the cost of transporting those products to market. The ICA requires that certain interstate liquids pipelines maintain a tariff on file with the FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service on interstate common carrier pipelines be “just and reasonable.” Increases in liquids transportation rates may result in lower revenue and cash flows for the Company. Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before the FERC.

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

Hazardous Substances and Wastes

The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Stricter regulation of wastes generated during our operations could result in an increase in our, as well as the oil and natural gas exploration and production industry’s costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

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

Water Discharges

The federal Clean Water Act (“CWA”) and analogous state laws impose strict controls concerning the discharge of pollutants and fill material, including spills and leaks of crude oil and other substances. The CWA also requires approval and/or permits prior to construction, where construction will disturb certain wetlands or other waters of the U.S. (“WOTUS”).  In 2019 and 2020, the EPA and the United States Army Corps of Engineers (“USACE”) issued a final rule to repeal previous regulations and promulgated a new replacement rule (the “Navigable Waters Protection Rule”). The Navigable Waters Protection Rule was vacated by two separate federal district courts in late 2021. On November 18, 2021, EPA and USACE issued a pre-publication version of another rule largely reinstating the previous 1986 WOTUS rule and guidance “with certain amendments” to reflect “consideration of the agencies’ statutory authority under the CWA and relevant Supreme Court decisions” (the “2021 Proposed Rule”). The 2021 Proposed Rule was published in the Federal Register on December 7, 2021. In addition to the 2021 Proposed Rule, EPA and USACE plan to develop yet another amendment to the WOTUS regulations, which is expected to build upon the regulatory foundation in the 2021 Proposed Rule with the benefit of additional stakeholder engagement and public input. It is unknown at this time when the 2021 Proposed Rule will take effect; when the next forthcoming proposed amendments are expected; and/or whether either new rule will be challenged and withstand any challenges in federal court. Finally, in January 2022, the United States Supreme Court granted review of Sackett vs. EPA, which involves issues related to CWA scope and jurisdiction and could impact the current rulemaking process. Although the outcome of the 2021 Proposed Rule and additional forthcoming amendments to the WOTUS regulations is unknown, the regulations under the Biden Administration have already shown to be more stringent in terms of the scope of WOTUS, which could ultimately change the scope of the CWA’s jurisdiction and result in increased costs and delays with respect to obtaining permits for discharges of pollutants or dredge and fill activities in waters of the U.S., including regulated wetland areas. However, things are constantly in flux and the fate of the definition of “WOTUS” under the CWA and how that ultimately will be applied by the related governmental agencies is yet to be seen.

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

In June 2016, the EPA implemented new requirements focused on achieving additional methane and volatile organic compound reductions from the oil and natural gas industry. The rules imposed, among other things, new requirements for leak detection and repair, control requirements for oil well completions, replacement of certain pneumatic pumps and controllers and additional control requirements for gathering, boosting and compressor stations. In September 2018, the EPA proposed revisions to the 2016 rules. The proposed amendments address certain technical issues raised in administrative petitions and include proposed changes to, among other things, the frequency of monitoring for fugitive emissions at well sites and compressor stations. In September 2020, the EPA issued a new rule which amended the 2016 requirements. In this rule, the EPA removed all sources in the transmission and storage segment of the oil and natural gas industry from regulation. The rule also rescinded the methane requirements in the 2016 regulations and loosened monitoring and repair regulations aimed at preventing methane leaks. On June 30, 2021, however, President Biden signed into law a joint Congressional resolution disapproving and invalidating much of the 2020 rule amendments under the prior Presidential Administration, including the 2020 rule’s rescission of the methane requirements. On November 15, 2021, the EPA published a proposed rule that would update and expand existing requirements for the oil and gas industry, as well as creating significant new requirements and standards for new, modified, and existing oil and gas facilities. The proposed new requirements would include, for example, new standards and emission limitations applicable to storage vessels, well liquids unloading, pneumatic controllers, and flaring of natural gas at both new and existing facilities. The proposed rules for new and modified facilities are expected to be finalized by the end of 2022, while any standards finalized for existing facilities will require further state rulemaking actions over the next several years before they become applicable and effective.

In November 2016, the BLM finalized rules to further regulate venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian leases (the “2016 Rule”). The 2016 Rule required additional controls and impose new emissions and other standards on certain operations on applicable leases, including committed state or private tracts in a federally approved unit or communitized agreement that drains federal minerals. In September 2018, the BLM published a final rule that revised the 2016 Rule (the “2018 Revised Rule”). The 2018 Revised Rule, among other things, rescinded the 2016 Rule requirements related to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels and leak detection and repair. The 2018 Revised Rule also revised provisions related to venting and flaring. Environmental groups and the States of California and New Mexico filed challenges to the 2018 rule in the United States District Court for the Northern District of California, and in July 2020, the United States District Court for the Northern District of California vacated the BLM’s 2018 Revised Rule. However, in October 2020, the United States District Court for the District of Wyoming issued a ruling vacating the 2016 Rule, holding that the BLM exceeded its statutory authorities and acted arbitrarily. Both rulings have been appealed. The Spring 2021 Unified Agenda of Regulatory and Deregulatory Actions, published by the Office of Management and Budget’s Office of Information and Regulatory Affairs, identified a potential proposal by the BLM to update its existing rules governing the venting and flaring of natural gas (methane) from onshore Federal and Indian oil and gas leases. The BLM has not yet published such a proposed rule, however.

In 2019, the EPA increased the state of Colorado’s non-attainment ozone classification for the Denver Metro North Front Range Ozone Eight-Hour Non-Attainment (“Denver Metro/North Front Range NAA”) area from “moderate” to “serious” under the 2008 national ambient air quality standard (“NAAQS”). This increase in non-attainment status to “serious” triggered significant additional obligations for the state under the CAA and resulted in Colorado adopting new and more stringent air quality control requirements in December 2020 that are applicable to our operations. Based on current air quality monitoring data, it is expected that the Denver Metro/North Front Range NAA will be further “bumped-up” to “severe” status in 2022. This will trigger additional obligations for the state under the CAA and will result in new and more stringent air quality permitting and control requirements, which may in turn result in significant costs and delays in obtaining necessary permits applicable to our operations.

SB 19-181 also requires, among other things, that the Air Quality Control Commission (“AQCC”) adopt additional rules to minimize emissions of methane and other hydrocarbons and nitrogen oxides from the entire oil and gas fuel cycle. The AQCC has undertaken a multi-year rulemaking process to implement the requirements of SB 19-181, including a rulemaking to require continuous emission monitoring equipment at oil and gas facilities. Between December 2019 and December 2020, the AQCC completed several rulemakings as a result of SB 19-181, adopting significant additional and new emission control requirements applicable to oil and gas operations, including, for example, hydrocarbon liquids unloading control requirements, increased LDAR frequencies for facilities in certain proximity to occupied areas, and emission control requirements for certain large natural gas fired engines. The AQCC conducted an additional rulemaking in December 2021 related to SB 19-181, which is discussed in further detail below.

State-level rules applicable to our operations include regulations imposed by the Colorado Department of Public Health and Environment’s (“CDPHE”) Air Quality Control Commission, including stringent requirements relating to monitoring, recordkeeping and reporting matters. In 2020, the COGCC relied in part on a previously-performed human health risk assessment in adopting new siting requirements. The new requirements prohibit the siting of locations within 2,000 feet of a school facility or child-care center. A similar 2,000-foot setback requirement applies to residential and high occupancy building units, but there are “off ramps” allowing oil and gas operators to site their drill pads as close as 500 feet from building units in certain circumstances. The COGCC also generally prohibited the venting or flaring of natural gas during drilling, completion, and production operations.

In 2021 the State of New Mexico Energy, Minerals and Natural Resources Department (“ENMRD”) enacted rule changes aimed at mitigating volumes of flared and vented natural gas. Commencing April 1, 2022, operators are required to reduce the annual volume of vented and flared natural gas in order to capture no less than ninety-eight percent of the natural gas produced from all wells by December 31, 2026. (New Mexico Administrative Code Section 19.15.27.9). This rule change is accompanied by additional reporting requirements for all flared and vented gas. We expect to meet or exceed the required gas capture requirements in accordance with this rule change.

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

In the past, Congress has considered proposed legislation to reduce emissions of GHGs. To date, Congress has not adopted any such significant legislation, but may do so in the future. In November 2021, the U.S. House of Representatives passed H.R.5376, section 30114 which would amend the Clean Air Act to impose a fee of $1,500 per ton of methane emitted above specified thresholds from onshore petroleum and natural gas production facilities, natural gas processing facilities, natural gas transmission and compression facilities, and onshore petroleum and natural gas gathering and boosting facilities, among other facilities. The U.S. Senate is currently considering H.R. 5376 and may adopt, modify, or eliminate the methane fee.

The Obama administration reached an agreement during the December 2015 United Nations climate change conference in Paris pursuant to which the U.S. initially pledged to make a 26 percent to 28 percent reduction in its GHG emissions by 2025, against a 2005 baseline, and committed to periodically update this pledge every five years starting in 2020 (the “Paris Agreement”). In April 2021, President Biden announced that the United States would aim to cut its greenhouse gas emissions 50 percent to 52 percent below 2005 levels by 2030.

Since 2014, Colorado has engaged in multiple rulemakings to adopt significant additional rules regulating methane emissions from the oil and gas sector, and Colorado is expected to continue these efforts over the next several years.

Additionally, in response to Colorado General Assembly House Bill 19-1261, which established statewide greenhouse gas reduction targets in Colorado, on September 30, 2020, Colorado released a public comment draft of its Greenhouse Gas Pollution Reduction Roadmap, which details early action steps the state can take toward meeting the near-term goals of reducing greenhouse gas (“GHG”) pollution by 26% by 2025 and 50% by 2030 from 2005 levels. On October 23, 2020, the AQCC issued the Resolution to Ensure Greenhouse Gas Reduction Goals Are Met in support of the roadmap, which estimates emission reductions needed from the oil and gas sector of 36% by 2025 and 50% by 2030. To meet these targets, as well as to address other air quality and environmental justice issues, the AQCC held a hearing in December 2021 and voted to adopt additional requirements and emission limitations applicable to oil and gas facilities in Colorado. The adopted regulatory requirements include, for example, more frequent fugitive emissions monitoring, a statewide GHG intensity program, emission limitations for well liquids unloading, and comprehensive testing of emission control devices. The adopted regulatory requirements are expected to become final and effective in early 2022.

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

Activities on Federal Lands

Oil and natural gas exploration, development and production activities on federal lands, including American Indian lands and lands administered by the BLM, are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. We currently have limited exploration, development and production activities on federal lands, and our future exploration, development and production activities may include leasing and development of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial.

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a 60-day moratorium on new oil and gas leases and permits on federal onshore and offshore lands. A total of approximately 26% of the Company’s acreage in New Mexico and 1% of the Company’s acreage in Colorado are located on federal lands. While in November 2021, the Biden administration recommended an overhaul of the nation’s oil and gas leasing program to limit areas available for energy development, the administration did not recommend a continued moratorium on new oil and gas leasing at that time. However, it is currently unclear whether future moratoriums will be imposed, what the recommended overhaul will be, and whether such actions herald the start of a change in federal policies regarding the grant of oil and gas permits on federal lands.

Endangered Species and Migratory Birds Considerations

The federal Endangered Species Act (“ESA”), and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or that species’ habitat. Similar protections are offered to migrating birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species, such as the lesser prairie chicken, that potentially could be listed as threatened or endangered under the ESA may exist. Moreover, as a result of one or more agreements entered into by the U.S. Fish and Wildlife Service, the agency is required to make a determination on listing of numerous species as endangered or threatened under the ESA pursuant to specific timelines. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

Other

In October 2015, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”), proposed to expand its regulations in a number of ways, including increased regulation of gathering lines, even in rural areas, and proposed additional standards to revise safety regulations applicable to onshore gas transmission and gathering pipelines in 2016. In November 2021, the PHMSA issued its final rule extending reporting requirements to all onshore gas gathering operators and applying a set of minimum safety requirements to certain onshore gas gathering pipelines with large diameters and high operating pressures.

Crude oil production is subject to many of the same operating hazards and environmental concerns as natural gas production, but is also subject to the risk of crude oil spills. In addition to Spill Prevention, Control, and Countermeasure Regulation (SPCC) requirements, the Oil Pollution Act of 1990 (“OPA”) establishes requirements for preparation and EPA approval of Facility Response Plans and subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from crude oil spills. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities. Historically, we have not experienced any significant crude oil discharge or crude oil spill problems.

We are also subject to rules regarding worker safety and similar matters promulgated by the U.S. Occupational Safety and Health Administration (“OSHA”) and other governmental authorities. OSHA has established workplace safety standards that provide guidelines for maintaining a safe workplace in light of potential hazards, such as employee exposure to hazardous substances. To this end, OSHA adopted a new rule governing employee exposure to silica, including during hydraulic fracturing activities, in March 2016.

Democratic control of the House, Senate and White House could lead to increased regulatory oversight and increased regulation and legislation, particularly around oil and gas development on federal lands, climate impacts and taxes.

Private Lawsuits

Lawsuits have been filed against other operators in several states, including Colorado, alleging contamination of drinking water as a result of hydraulic fracturing activities. Should private litigation be initiated against us, it could result in injunctions halting our development and production operations, thereby reducing our cashflow from operations, and incurrence of costs and expenses to defend any such litigation.

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

Human Capital Resources

At December 31, 2021, we employed 14 people and also utilize the services of independent contractors to perform various field and other services. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Our safety focus is also evident in our response to the COVID-19 pandemic:

•	Adding work from home flexibility;

•	Adjusting attendance policies to encourage those who are sick to stay home;

•	Increasing cleaning protocols across all locations;

•	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;

•	Establishing new physical distancing procedures for employees who need to be onsite;

•	Providing additional personal protective equipment and cleaning supplies;

•	Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;

•	Limiting all non-essential travel for all employees; and

•	Encouraging masks to be worn in all locations where allowed by local law.

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

We also offer our employees competitive pay and benefits. The Company’s compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

•	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.

•	Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our annual review procedures and upon internal transfer and/or promotion.

•	All employees are eligible for health insurance, paid and unpaid leaves, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible spending accounts, flexible time-off, telemedicine, wellness resources, legal resources and identity protection plans, family leave, and adoption assistance, among others.

 Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act. Such reports and other information filed by the Company with the SEC are available free of charge at https://www.PEDEVCO.com/ped/sec_filings when such reports are available on the SEC’s website. The Company periodically provides other information for investors on its corporate website, www.pedevco.com. This includes press releases and other information. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

•	The future price of oil, natural gas and NGL;

•	The effect of COVID-19 on the Company’s operations, future prospects, the value of its properties, and the economy in general, including the related effect on the supply and demand, and ultimate price of oil and natural gas;

•	Current and future declines in economic activity and recessions, and their effect on the Company, its property, prospects and the supply and demand, and ultimate price of oil and natural gas;

•	The status and availability of oil and natural gas gathering, transportation, and storage facilities owned and operated by third parties;

•	An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production may adversely affect our business, financial condition, and results of operations;

•	New or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

•	The effect of future shut-ins of our operated production, should market conditions significantly deteriorate;

•	Write-downs of a material portion of our assets due to the recent economic downturn resulting from COVID-19 or otherwise;

•	Our need for additional capital to complete future acquisitions, conduct our operations and fund our business, and our ability to obtain such necessary funding on favorable terms, if at all;

•	Our ability to generate sufficient cash flow to meet any future debt service and other obligations due to events beyond our control;

•	The fact that all our assets and operations are located in the Permian Basin and the D-J Basin, making us vulnerable to risks associated with operating in only two geographic areas;

•	The speculative nature of our oil and gas operations, and general risks associated with the exploration for, and production of oil and gas; including accidents, equipment failures or mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining reserves and production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

•	Potential conflicts of interest that could arise for certain members of our management team and board of directors that hold management positions with other entities and our largest stockholder;

•	The limited control we have over activities on properties we do not operate;

•	The estimates of the value of our oil and gas properties and accounting in connection therewith;

•	Intense competition in the oil and natural gas industry;

•	Our competitors use of superior technology and data resources that we may be unable to afford or obtain the use of;

•	Changes in the legal and regulatory environment governing the oil and natural gas industry, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

•	Uncertainties associated with enhanced recovery methods which may result in us not realizing an acceptable return on our investments in such projects or suffering losses;

•	Requirements that we must drill on certain of acreage in order to hold such acreage by production;

•	Improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

•	Future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

•	The currently sporadic and volatile market for our common stock;

•	Our dependence on the continued involvement of our present management;

•	The fact that Mr. Simon Kukes, our Chief Executive Officer and a member of board of directors, beneficially owns a majority of our common stock and that his interests may be different from other shareholders;

•	Our ability to maintain the listing of our common stock on the NYSE American;

•	Dilution caused by future offerings;

•	Future material impairments of our oil and gas assets; and

•	Other risks described under “Risk Factors“ below.

Risks Related to the Oil, NGL and Natural Gas Industry and Our Business

Declines in oil and, to a lesser extent, NGL and natural gas prices, have in the past, and will continue in the future, to adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 88% of our estimated proved reserves as of December 31, 2021 were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, and most recently surging to over $125 a barrel in early March 2022, following Russia’s invasion of the Ukraine. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. During the year ended December 31, 2020, the daily NYMEX WTI oil spot price ranged from a high of $63.27 per Bbl to a low of ($36.98) per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $3.14 per MMBtu to a low of $1.33 per MMBtu. During the year ended December 31, 2021, the daily NYMEX WTI oil spot price ranged from a high of $85.64 per Bbl to a low of 47.47 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $23.86 per MMBtu to a low of $2.43 per MMBtu.

Our business and operations have been adversely affected by, and are expected to continue to be adversely affected by, the COVID-19 outbreak, and may be adversely affected by other similar outbreaks.

As a result of the ongoing COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions relating thereto, our operations, and those of our subcontractors, customers and suppliers, have experienced and are anticipated to continue to experience, delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 outbreak.

The timeline and potential magnitude of the COVID-19 outbreak are currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and gas. For example, the outbreak of coronavirus has resulted in a widespread health crisis that will adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect our operating results. Other contagious diseases in the human population could have similar adverse effects. In addition, the effects of COVID-19 and concerns regarding its global spread have previously negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas and materially and has materially and adversely affected the demand for and marketability of our production, which production we temporarily shut-in from mid-April 2020 through early June 2020, and is anticipated to continue to adversely affect the same for the foreseeable future. As the potential impact from COVID-19 is difficult to predict, the extent to which it will negatively affect out operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, including the efficiency of recent vaccines, the ability of the government to roll such vaccines out to the general public, and the willingness of individuals to obtain such vaccines, all of which are beyond our control. These potential impacts, while uncertain, have already negatively affected our fiscal 2020 results of operations, and to a lesser extent our 2021 results of operations, and may continue to have a negative impact on multiple future quarters’ results as well.

We have a limited operating history and expect to continue to incur losses for an indeterminable period of time.

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses in the past and may continue to incur net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We have incurred net losses of $129,585,000 from the date of inception (February 9, 2011) through December 31, 2021. Additionally, we are dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful, and funds may not be available on favorable terms, if at all.

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

We may need additional capital to complete future acquisitions, conduct our operations and fund our business beyond 2022, and our ability to obtain the necessary funding is uncertain.

We may need to raise additional funding to complete future potential acquisitions and may be required to raise additional funds through public or private debt or equity financing or other various means to fund our operations and complete exploration and drilling operations beyond 2022 and acquire assets. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

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

For example, bottlenecks in processing and transportation that have occurred in some recent periods in the Permian Basin and D-J Basin may negatively affect our results of operations, and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors. Similarly, the concentration of our assets within a small number of producing formations exposes us to risks, such as changes in field-wide rules that could adversely affect development activities or production relating to those formations. Such an event could have a material adverse effect on our results of operations and financial condition. In addition, in areas where exploration and production activities are increasing, as has been the case in recent years in the Permian Basin and D-J Basin, the demand for, and cost of, drilling rigs, equipment, supplies, personnel and oilfield services increase. Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital forecast, which could have a material adverse effect on our business, financial condition or results of operations. Finally, our operations in New Mexico or Colorado may be negatively affected by future work from home or social distancing orders put in place in New Mexico or Colorado in an effort to slow the spread of COVID-19 or other viruses or diseases, with the quarantines effected in 2020 to slow the spread of COVID-19 negatively affecting our operations in both New Mexico and Colorado in 2020, and to a lesser extent in 2021.

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

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of crude oil has experienced significant volatility over the last six years, with the price per barrel of WTI crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then dropping below $20 per barrel in April 2020, due in part to reduced global demand stemming from the recent global COVID-19 outbreak, before surging to over $125 a barrel in early March 2022, following Russia’s invasion of the Ukraine. Prices for natural gas and NGLs experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

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

●

political conditions in or affecting oil, NGLs and natural gas producing regions and/or pipelines, including in Eastern Europe, the Middle East and South America, for example, as experienced with the Russian invasion of the Ukraine in February 2022;

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

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties. No impairment was incurred for the year ended December 31, 2021. If conditions in any of the businesses in which we compete were to deteriorate (or deteriorate further), we could determine that certain of our assets were further impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the duration and effects of COVID-19 and the results thereof, energy costs, geopolitical issues (including, but not limited to the current Ukraine/Russia conflict), inflation, and the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, and declining business and consumer confidence, have precipitated an economic slowdown, which could expand to a recession or global depression. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent that it has already.

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

In addition, future events, such as terrorist attacks, wars, threat of wars, or combat peace-keeping missions, financial market disruptions, general economic recessions, oil and natural gas industry recessions, large company bankruptcies, accounting scandals, pandemic diseases, overstated reserves estimates by major public oil companies and disruptions in the financial and capital markets have caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.

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

Additionally, the COVID-19 outbreak previously led to an economic downturn resulting in lower oil prices, which in turn required us to shut-in all of our production from mid-April through early June 2020, as it was uneconomical for us to operate our producing wells during such time, and we could be required to again shut-in some or all of our production in the future should market conditions deteriorate. Additionally, for the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties. No impairment was incurred for the year ended December 31, 2021.

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

Potential conflicts of interest could arise for certain members of our management team that hold management positions with other entities and our largest stockholder.

Simon Kukes, our Chief Executive Officer and member of our board of directors, J. Douglas Schick, our President, and Clark R. Moore, our Executive Vice President, General Counsel and Secretary, hold various other management positions with privately-held companies, some of which are involved in the oil and gas industry, and Simon Kukes is the principal of SK Energy LLC, the Company’s largest stockholder. Simon Kukes also beneficially owns 64.8% of our voting securities. We believe these positions require only an immaterial amount of each officers’ time and will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officers’ position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers performing services for us and these other entities.

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

The disruption of third-party facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products. The third parties’ control when or if such facilities are restored after disruption, and what prices will be charged for products. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

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

Currently 29,916 acres (net) of our Permian Basin Asset are held by production and not subject to lease expiration, with 2,954 acres (net) subject to lease or governing agreement expiration if these acres are not developed by us prior to expiration. The loss of substantial leases could have a material adverse effect on our assets, operations, revenues and cash flow and could cause the value of our securities to decline in value.

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

Our results of operations have been, and in the future may be, materially adversely affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, in 2020 we were adversely impacted, and may continue to be adversely impacted, due to a global reduction in consumer demand for oil and gas. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Because our operations depend on the demand for oil and used oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, gas and oil and gas related products could have a material adverse impact on our business, financial condition and results of operations. We also face competition from competing energy sources, such as renewable energy sources.

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

Over the past four years we have been significantly dependent on capital provided to us by SK Energy.

In 2018 and 2019, SK Energy, which is owned and controlled by Simon Kukes, the Company’s Chief Executive Officer and director, loaned us an aggregate of $51.7 million to support our operations and for acquisitions, all of which loans were evidenced by promissory notes. The promissory notes generally had terms which were more favorable to us than we would have been able to obtain from third parties, including, generally favorable interest rates, no restrictions on further borrowing or financial covenants and no security interests in our assets. All of such notes have to date been converted into 29.5 million shares of common stock at conversion prices which were above the then-trading prices of our common stock. Additionally, pursuant to subscription agreements, SK Energy purchased an additional aggregate of 15.0 million shares of common stock from the Company in private transactions for $28.0 million in 2019, also on substantially more favorable terms to us than could be obtained with third parties. Subsequent to September 2019, we have not received any additional capital from SK Energy, instead funding our operations primarily through the sale of securities in public offerings, the sale of oil and gas properties, and sales of crude oil and natural gas. While SK Energy has verbally advised us that it intends to provide us additional funding as needed, nothing has been documented to date, and such future funding, if any, may not ultimately be provided on favorable terms, if at all. In the event that we are forced to obtain funding from parties other than SK Energy, such funding terms will likely not be as favorable to the Company as the funding provided by SK Energy, and may not be available in such amounts as previously provided by SK Energy. In the event SK Energy fails to provide us future funding, when and if needed, it could have a material adverse effect on our liquidity, results of operations and could force us to borrow funds from outside sources on less favorable terms than our prior debt or sell equity to outside investors on less favorable terms than the equity we issued to SK Energy.

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

The physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects. An economy-wide transition to lower GHG energy sources could have a variety of adverse effects on our operations and financial results.

Many scientists have shown that increasing concentrations of carbon dioxide, methane and other GHGs in the Earth’s atmosphere are changing global climate patterns. One consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such events were to occur, or become more frequent, our operations could be adversely affected in various ways, including through damage to our facilities or from increased costs for insurance.

Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that we produce. As a result, if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.

Efforts by governments, international bodies, businesses and consumers to reduce GHGs and otherwise mitigate the effects of climate change are ongoing. The nature of these efforts and their effects on our business are inherently unpredictable and subject to change. Certain regulatory responses to climate change issues are discussed above under the headings ”Changes in the legal and regulatory environment governing the oil and natural gas industry, particularly changes in the current Colorado forced pooling system and drilling operation set-back rules, salt water disposal permitting regulations in New Mexico, and new federal orders restricting operations on federal lands, could have a material adverse effect on our business” and “New or amended environmental legislation or regulatory initiatives could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us” and in “Item 1 - Business – Regulation in the Oil and Gas Industry”. However, actions taken by private parties in anticipation of, or to facilitate, a transition to a lower-GHG economy will affect us as well. For example, our cost of capital may increase if lenders or other market participants decline to invest in fossil fuel-related companies for regulatory or reputational reasons. Similarly, increased demand for low-carbon or renewable energy sources from consumers could reduce the demand for, and the price of, the products we produce. Technological changes, such as developments in renewable energy and low-carbon transportation, could also adversely affect demand for our products.

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

Our business is subject to various forms of government regulation, including laws, regulations and federal orders concerning the location, spacing and permitting of the oil and natural gas wells we drill, among other matters. In particular, our business in the D-J Basin of Colorado utilizes a methodology available in Colorado known as “forced pooling,” which refers to the ability of a holder of an oil and natural gas interest in a particular prospective drilling spacing unit to apply to the Colorado Oil and Gas Conservation Commission for an order forcing all other holders of oil and natural gas interests in such area into a common pool for purposes of developing that drilling spacing unit. In addition, our Permian Basin operations require significant salt water disposal capacity, with the permitting of necessary salt water disposal wells being regulated by the New Mexico State Land Office. In recent quarters, we have encountered significant delays in receiving such permits, and increasing difficulty in obtaining required permits, from the New Mexico State Land Office, which has delayed completion operations and the bringing of new wells on to full production. Changes in the legal and regulatory environment governing our industry, particularly any changes to Colorado’s forced pooling procedures that make forced pooling more difficult to accomplish and changes in minimum set-backs distances for drilling operations from buildings (including those recently adopted), or increased regulation in New Mexico with respect to salt water disposal well permitting, could result in increased compliance costs and operational delays, and adversely affect our business, financial condition and results of operations.

In addition, approximately 26% of our Permian Basin Assets and 1% of our D-J Basin Asset are located on federal leases, which may be subject to federal laws, regulations and orders that could limit our ability to operate. For example, on January 20, 2021, the Acting Secretary of the Interior issued Order Number 3395 (“Order No. 3395”) which contained a directive to temporarily halt all federal permitting activity for 60 days in an effort to study environmental impacts of oil and gas drilling and development. While Order No. 3395 has no impact on existing or ongoing operations, potentially subsequent federal orders could restrict our ability to develop our leases on federal lands, which could adversely affect our business, financial condition and results of operations.

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

Similar to the Bill described above, proposals are made from time to time to adopt new, or amend existing, laws and regulations to address hydraulic fracturing or climate change concerns through further regulation of exploration and development activities. Please read “Part I” – “Item 1. Business”— “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters” for a further description of the laws and regulations that affect us. We cannot predict the nature, outcome, or effect on us of future regulatory initiatives, but such initiatives could materially impact our results of operations, production, reserves, and other aspects of our business.

For example, in 2019, the EPA increased the state of Colorado’s non-attainment ozone classification for the Denver Metro North Front Range Ozone Eight-Hour Non-Attainment (“Denver Metro/North Front Range NAA”) area from “moderate” to “serious” under the 2008 national ambient air quality standard (“NAAQS”). This increase in non-attainment status to “serious” triggered significant additional obligations for the state under the CAA and resulted in Colorado adopting new and more stringent air quality control requirements in December 2020 that are applicable to our operations, with additional obligations for the state under the CAA possible that could result in new and more stringent air quality permitting and control requirements, which may in turn result in significant costs and delays in obtaining necessary permits applicable to our operations.

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

We are affected significantly by a substantial number of governmental regulations relating to, among other things, the release or disposal of materials into the environment, health and safety, land use, and other matters. A summary of the principal environmental rules and regulations to which we are currently subject is set forth in “Part I” – “Item 1. Business” — “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters” . Compliance with such laws and regulations often increases our cost of doing business and thereby decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the incurrence of investigatory or remedial obligations, or the issuance of cease and desist orders.

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

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a 60-day moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which was subsequently extended indefinitely. In June 2021, a federal judge issued an injunction lifting the moratorium, provided that the federal government is appealing the injunction. A total of approximately 26% of the Company’s acreage in New Mexico and 1% of the Company’s acreage in Colorado are located on federal lands. It is currently unclear whether the moratorium will be reinstated, or whether such moratorium is the start of a change in federal policies regarding the grant of oil and gas permits on federal lands. The moratorium does not affect the Company, as the Company has no plans to drill new wells on any leases held on federal lands; however, if such prior moratorium was to become permanent, or the federal government in the future were to grant less permits on federal lands, make such permitting process more difficult, costly, or to institute more stringent rules relating to such permitting process, it could have a material adverse effect on the value of the Company’s leases and/or its ability to undertake oil and gas operations on such the portion of its leases on federal lands.

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

Our outstanding options may adversely affect the trading price of our common stock.

As of December 31, 2021, there are outstanding stock options to purchase 1,123,435 shares of our common stock at a weighted average price per share of $1.80. For the life of the options, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We previously filed registration statements with the SEC on Form S-8 providing for the registration of an aggregate of approximately 16,134,915 shares of our common stock, issued, issuable or reserved for issuance under our equity incentive plans. Subject to the satisfaction of vesting conditions, the expiration of lockup agreements, any management 10b5-1 plans and certain restrictions on sales by affiliates, shares registered under registration statements on Form S-8 will be available for resale immediately in the public market without restriction.

We cannot predict the size of future issuances of our common stock pursuant to the exercise of outstanding options or conversion of other securities, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

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

Simon Kukes, our Chief Executive Officer and member of the board of directors, through his individual ownership of the Company and through his position as principal and sole owner of SK Energy LLC, which beneficially owns approximately 60.6% of our issued and outstanding common stock and Mr. Kukes, together with the ownership of SK Energy, beneficially owns approximately 64.8% of our issued and outstanding common stock. As such, Mr. Kukes can control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the stockholders generally, while Mr. Kukes’ interests may generally be aligned with the interests of our stockholders, in some instances Mr. Kukes may have interests different than the rest of our stockholders, including but not limited to, future potential company financings in which SK Energy may participate, or his leadership at the Company. Mr. Kukes’ influence or control of our company as a stockholder may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Because Mr. Kukes controls the stockholder vote, investors may find it difficult to replace Mr. Kukes (and such persons as he may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Kukes may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders. of Mr. Kukes’ ownership of the Company, as discussed above, we are a “controlled company” under the rules of the NYSE American. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

We face various security threats, including cybersecurity threats to gain unauthorized access to our sensitive information, to seek initiation of unauthorized fund transfers, or to render our information or systems unusable, and threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as gathering and processing facilities, refineries, rail facilities and pipelines. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business, financial condition and results of operations. For example, unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruptions, or other disruptions to our operations.

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

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock. Up to $100,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 (File No. 333-250904) that we filed with the Securities and Exchange Commission on November 23, 2020 (the “November 2020 Form S-3”), and which was declared effective on December 2, 2020. To date, an aggregate of approximately $15.95 million in securities have been sold by us under the November 2020 Form S-3, leaving approximately $84.05 million in securities which will be eligible for sale in the public markets from time to time, when sold and issued by us, subject to the requirements of Form S-3, which limits us, until such time, if ever, as our public float exceeds $75 million, from selling securities in a public primary offering under Form S-3 with a value exceeding more than one-third of the aggregate market value of the common stock held by non-affiliates of the Company every twelve months. On November 17, 2021 we registered up to $3.6 million in securities for sale from time to time in an “at the market offering” under the November 2020 Form S-3 pursuant to a Prospectus Supplement, although no securities have been sold by us to date under the Prospectus Supplement. Additionally, if our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

The Company does not insure against all potential losses, which could result in significant financial exposure.

The Company does not have commercial insurance or third-party indemnities to fully cover all operational risks or potential liability in the event of a significant incident or series of incidents causing catastrophic loss. As a result, the Company is, to a substantial extent, self-insured for such events. The Company relies on existing liquidity, financial resources and borrowing capacity to meet short-term obligations that would arise from such an event or series of events. The occurrence of a significant incident, series of events, or unforeseen liability for which the Company is self-insured, not fully insured or for which insurance recovery is significantly delayed could have a material adverse effect on the Company’s results of operations or financial condition.

Increasing attention to environmental, social, and governance (ESG) matters may impact our business.

Increasing attention to ESG matters, including those related to climate change and sustainability, increasing societal, investor and legislative pressure on companies to address ESG matters, may result in increased costs, reduced profits, increased investigations and litigation or threats thereof, negative impacts on our stock price and access to capital markets, and damage to our reputation. Increasing attention to climate change, for example, may result in demand shifts for hydrocarbon and additional governmental investigations and private litigation, or threats thereof, against the Company. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, including climate change and climate-related risks. Such ratings are used by some investors to inform their investment and voting decisions. Also, some stakeholders, including but not limited to sovereign wealth, pension, and endowment funds, have been divesting and promoting divestment of or screening out of fossil fuel equities and urging lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Unfavorable ESG ratings and investment community divestment initiatives, among other actions, may lead to negative investor sentiment toward the Company and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, evolving expectations on various ESG matters, including biodiversity, waste and water, may increase costs, require changes in how we operate and lead to negative stakeholder sentiment.

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

For the years ended December 31, 2021 and 2020, the Company incurred lease expense of $95,000 and $103,000, respectively, for the combined leases.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since September 10, 2013, the Company’s shares of common stock have traded on the NYSE American under the ticker symbol “PED.”

Stockholders

As of March 10, 2022, there were 85,463,146 shares of our common stock issued and outstanding held by approximately 671 holders of record of our common stock, not including any persons who hold their stock in “street name”.

Dividend Policy

We do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We expect to retain all available funds and future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends, if any, on our common stock will be at the discretion of our Board of Directors and will depend on, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

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

Preferred Stock

At December 31, 2021 and as of the date of this filing, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A Convertible Preferred Stock”. As of December 31, 2021, and 2020, there were no shares of the Company’s Series A Convertible Preferred Stock outstanding, respectively, and there are no outstanding shares of preferred stock as of the date of this filing.

Stock Transfer Agent

Our stock transfer agent is American Stock Transfer & Trust Company, LLC, located at 6201 15th Ave., Brooklyn, New York 11219.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2021 and from the period from January 1, 2022 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by The Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of our MD&A.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2021, and 2020.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesberg Basin in Colorado. As of December 31, 2021, we held approximately 32,870 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through PEDCO and approximately 11,580 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk. As of December 31, 2020, we held interests in 385 gross (381 net) wells in our Permian Basin Asset of which 33 are active producers, 14 are active injectors and two are active salt water disposal wells (“SWDs”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 78 gross (21.7 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 39 gross (5.5 net) wells are non-operated, and 21 wells have an after-payout interest.

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

We will use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;
•	realized prices on the sale of oil and natural gas, including the effects of our commodity derivative contracts;
•	oil and natural gas production and operating expenses;
•	capital expenditures;
•	general and administrative expenses;
•	net cash provided by operating activities; and
•	net income.

Reserves

Our estimated net proved crude oil and natural gas reserves at December 31, 2021 and 2020 were approximately 14.7 MMBoe and 14.1 MMBoe, respectively. The 0.6 MMBoe increase was primarily due to the addition of proved undeveloped reserves in our D-J Basin Asset as a result of increased activity around our acreage and favorable pricing.

Using the average monthly crude oil price of $66.56 per Bbl and natural gas price of $3.60 per thousand cubic feet (“Mcf”) for the twelve months ended December 31, 2021, our estimated discounted future net cash flow (“PV-10”) before tax expenses for our proved reserves was approximately $196.6 million, of which approximately $149.8 million are proved undeveloped reserves. Total reserve value at December 31, 2021, represents an increase of approximately $138.5 million or 238% from approximately $58.2 million a year earlier using the same SEC pricing and reserves methodology. The increase is strictly attributable to commodity pricing as the average pricing for 2021, noted above, was significantly higher than the 2020 average pricing of $39.57 per Bbl for crude oil and $1.99 per Mcf for natural gas.

The reserves as of December 31, 2021 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Cawley, Gillespie & Associates, Inc. A large portion of the proved undeveloped crude oil reserves are associated with our Permian Basin Asset. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers, and may actually be more or less.

Oil and Natural Gas Sales Volumes

During the year ended December 31, 2021, our net crude oil, natural gas, and NGLs sales volumes increased to 263,302 Bbls, or 727 Bopd, from 252,807 Bbls, or 691 Bopd, a 5% increase over the previous fiscal year. The production increase is related to optimization of production efficiency on existing wells, both in the Permian Basin and D-J Basin Asset. This was driven by horizontal clean outs and artificial lift conversions in the Permian Basin and an improved chemical program in the DJ Basin. The remaining wells that were shut-in in early 2020 due to the COVID outbreak that were not brought back online prior to the end of 2020 have also now been returned to production. Additional production increases are related to our participation in four new wells from a third party operator in our D-J Basin Asset.

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the year ended December 31, 2021 (in thousands):

Capital Expenditures
Leasehold Acquisitions	$135
Drilling and Facilities	6,874
Total*	$7,009

*see “Item 8. Financial Statements and Supplementary Data” - “Note 6 - Oil and Gas Properties”.

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

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the years ended December 31, 2021 and 2020 should be read in conjunction with the consolidated financial statements of PEDEVCO Corp. and notes thereto included herein (see “Item 8. Financial Statements and Supplementary Data”).

Net Loss

We reported a net loss for the year ended December 31, 2021 of $1.3 million, or ($0.02) per share, compared to a net loss for the year ended December 31, 2020 of $32.7 million or ($0.45) per share. The decrease in net loss of $31.4 million was primarily due to a $19.3 million impairment of our oil and gas properties in the prior period, and, when excluding this significant transaction, our net loss would have still decreased by $12.1 million, primarily due to a $7.8 million increase in revenue coupled with a $1.8 million gain on sale of oil and gas properties, a $3.0 million decrease in total operating expenses (when not including impairment a non-cash item), and a $0.4 million gain from forgiveness of a Paycheck Protection Program (“PPP”) loan (discussed below), offset by a $0.9 million decrease in other income, when comparing the current period to the prior year period (all of which are discussed in more detail below).

On June 2, 2020, the Company received loan proceeds of $370,000 (the “New PPP Loan”) under the Small Business Association (SBA) PPP. The New PPP Loan was evidenced by a promissory note, dated as of May 28, 2020 (the “Note”), between the Company and Texas Capital Bank, N.A. The Note had a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium. Effective May 20, 2021, the Company received notification from Texas Capital Bank, N.A. that the SBA had fully forgiven the Company’s New PPP Loan principal and accrued interest of $370,000 and $4,000, respectively. Therefore, as of December 31, 2021, the Company recognized no debt or accrued interest related to the New PPP Loan on the balance sheet, and a gain on forgiveness of PPP Loan of $374,000 for the year ended December 31, 2021 in connection with such forgiveness.

Net Revenues

The following table sets forth the revenue and production data for the years ended December 31, 2021 and 2020:

	2021	2020	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	228,068	204,983	23,085	11%
Natural Gas (Mcf)	192,052	191,337	715	* %
NGL (Bbls)	5,225	15,934	(10,709)	(67%)
Total (Boe) (1)	265,302	252,807	12,495	5%

Crude Oil (Bbls per day)	625	560	65	12%
Natural Gas (Mcf per day)	526	523	3	1%
NGL (Bbls per day)	14	44	(30)	(68%)
Total (Boe per day) (1)	727	691	36	5%

Average Sale Price:
Crude Oil ($/Bbl)	$64.76	$36.83	$27.93	76%
Natural Gas($/Mcf)	4.70	1.72	2.98	173%
NGL ($/Bbl)	36.09	11.20	24.89	222%

Net Operating Revenues (In thousands):
Crude Oil	$14,769	$7,551	$7,218	96%
Natural Gas	902	330	572	173%
NGL	189	178	11	6%
Total Revenues	$15,860	$8,059	$7,801	97%

*	Less than 1%.
(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil and natural gas revenues for the year ended December 31, 2021, increased $7.8 million, or 97%, to $15.9 million, compared to $8.1 million for the same period a year ago, due primarily to a favorable price variance of $6.7 million, coupled with a favorable volume variance of $1.1 million. During 2021, despite the natural decline of existing production, a favorable production volume variance was achieved through reduction of downtime and optimization of production efficiency on existing wells, both in the Permian Basin and D-J Basin Asset. This was driven by horizontal clean outs and artificial lift conversions in the Permian Basin and improved chemical program in the D-J Basin coupled with production increases from our participation in four non-operated wells in the D-J Basin in the latter part of 2021.

Net Operating and Other (Income) Expenses

The following table sets forth operating and other expenses for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020	Increase (Decrease)	% Increase (Decrease)

Direct Lease Operating Expense	$3,565	$3,310	$255	8%
Workovers	881	187	694	371%
Other*	1,415	957	458	48%
Loss (gain) on settlement of ARO	82	(19)	101	(532%)
Lease Operating Expenses	5,943	4,435	1,508	34%

Exploration Expenses	-	31	(31)	(100%)
Depreciation, Depletion,
Amortization and Accretion	7,380	11,343	(3,963)	(35%)
Impairment of Oil and Gas Properties	-	19,331	(19,331)	(100%)

General and Administrative (Cash)	$3,757	$3,917	$(160)	(4%)
Share-Based Compensation (Non-Cash)	2,452	2,824	(372)	(13%)
Total General and Administrative Expense	$6,209	$6,741	$(532)	(8%)

Gain on Sale of Oil and Gas Properties	1,805	-	1,805	100%

Interest Expense	$1	$2	$(1)	(50%)
Interest Income	$15	$40	$(25)	(63%)
Other Income (Expense)	$180	$1,094	$(914)	(84%)
Gain on forgiveness of PPP loan	$374	$-	$374	100%

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The increase of $1.5 million was due to the increased activity levels of 2021, brought on by a more favorable commodity pricing environment. Production operations remained online through 2021 (2020 saw a shut-in period of 42 days). Costs were incurred to execute workover and lease operating expense projects that were elected to be put on hold due to the poor price environment of 2020. There was also an increase in service and materials pricing due supply chain limitations and increased industry demand throughout 2021. Discounted rates negotiated during the 2020 downturn have now returned to normal or higher levels due to the overall higher industry activity levels.

Exploration Expense. There was no exploration activity undertaken by the Company in the current year’s period, compared to minimal activity in the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. Although production increased during the current period, the $4.0 million decrease in depreciation, depletion, amortization and accretion was primarily the result of a decrease in our depletable base due to the impairment of our oil and gas properties at the prior year end (discussed below), when compared to the prior period. For the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties (discussed below).

Impairment of Oil and Gas Properties. For the year ended December 31, 2021, impairment of oil and gas properties was $-0-, compared to $19.3 million for the year ended December 31, 2020. The impairment in 2020 resulted from a reduction of our reserve value for our oil and gas assets relative to the carrying amount of our oil and gas assets, which was predominately commodity price driven, mainly as a result of the sharp decrease in prices resulting from the decrease in demand associated with COVID-19 and the governmental response thereto in 2020.

General and Administrative Expenses (excluding share-based compensation). The decrease of $0.2 million in general and administrative expenses (excluding share-based compensation) was primarily due to $0.5 million in costs related to a terminated exchange offer to acquire all of the issued and outstanding common units of a trust in the prior period offset by $0.3 million in accrued bonuses to officers and employees of the Company in the current period, which were subsequently paid in January 2022.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased by $0.4 million primarily due to the forfeiture of certain employee stock-based options and nonvested restricted shares due to certain voluntary employee terminations. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties. The Company sold rights to 230 net acres and interests in three non-operated wells located in the D-J Basin for net cash proceeds of $1.9 million and recognized a gain on sale of oil and gas properties of $1.8 million during the year ended December 31, 2021. The Company had no sales of oil and gas properties during the year ended December 31, 2020.

Interest Expense. There was minimal interest expense in the current year’s period and the prior year’s period. The accrued interest in both periods related to the Company’s New PPP Loan (see “Item 8. Financial Statements and Supplementary Data” — “Note 7 - PPP Loan” for more information), which was forgiven during the current period as discussed below.

Interest Income and Other Expense. Includes interest earned from our interest-bearing cash accounts, and for the 2021 period includes the settlement of accounts payables for $0.1 million and for the 2020 period includes the settlement of accounts payable of $0.9 million and $0.1 million in working interest credits.

Gain on forgiveness of New PPP loan. Includes principal and accrued interest from our New PPP Loan that was fully forgiven during the current period (see “Item 8. Financial Statements and Supplementary Data” — “Note 7 - PPP Loan” for more information).

Liquidity and Capital Resources

The primary sources of cash for the Company during the year ended December 31, 2021, were from an underwritten public offering pursuant to which we sold 5,968,500 shares of common stock at a public offering price of $1.50 per share, and generated net proceeds of approximately $8.2 million, a registered direct offering of 4,458,600 shares of common stock at a price of $1.57 per share, pursuant to which we generated net proceeds of $6.5 million, $1.9 million from the sale of oil and gas properties, and sales of crude oil and natural gas. The primary uses of cash were funds used for well completion and operating expenses.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. COVID-19 and the governmental responses thereto significantly reduced worldwide economic activity during much of 2020, and continues to threaten the global economy, as variants and mutations of the disease continue to spread, even as vaccines and boosters have become more widely available. While oil and gas prices have increased above pre-pandemic levels, it is not possible at this time for the Company to estimate the full impact that COVID-19 will have on the Company’s business in the future as such estimate would need to be based on whether or not COVID-19 continues to spread and the effectiveness of the containment of the virus, by the governments of countries affected and in which the Company operates. However, the Company’s operations have previously been disrupted, and may be disrupted again in the future due to COVID-19. The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions, as well as an adverse effect on the Company’s business and financial condition and may continue to have an adverse effect on the Company, including on its potential to conduct financings on terms acceptable to the Company, if at all. The Company implemented temporary precautionary measures intended to help minimize the risk of the virus to its employees, vendors, and guests, including limiting the number of occupants at the Company’s Houston headquarters and requiring all others to work remotely, and discouraged employee attendance at in-person work-related meetings, which could negatively affect the Company’s business, which measures have recently eased in accordance with federal, state and local guidance, and the vaccination of substantially all of the Company’s office-based employees. The extent to which the COVID-19 outbreak will continue to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the continued availability and efficacy of vaccines and booster shots, the willingness of individuals to be vaccinated initially, and to obtain booster shots, the effect of virus mutations, and the actions to contain its impact. Any future decrease in the price of oil, or the demand for oil and gas, as a result of COVID-19 or otherwise, will likely have a negative impact on our results of operations and cash flows.

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

We plan to continue to closely monitor the global energy markets and oil and gas pricing, with the remainder of our 2022 development plan being subject to revision, if and as necessary, to react to market conditions in the best interest of its shareholders, while prioritizing its financial strength and liquidity.

Working Capital

                At December 31, 2021, the Company’s total current assets of $28.0 million exceeded its total current liabilities of $5.2 million, resulting in a working capital surplus of $22.8 million, while at December 31, 2020, the Company’s total current assets of $8.8 million exceeded its total current liabilities of $2.0 million, resulting in a working capital surplus of $6.8 million. The $16.0 million increase in our working capital surplus is primarily related to cash received from the sale of common stock in our February and October 2021 offerings (discussed below), the sale of certain oil and gas properties and the forgiveness in full of our New PPP Loan principal and accrued interest.

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

On November 17, 2021, the Company registered up to $3.6 million in securities for sale in an “at the market offering” from time to time (the “ATM Offering”), although no securities have been sold by us to date in the ATM Offering.

Our estimated net capital expenditures for 2022 are estimated at the time of this Annual Report to range between $35 million to $40 million. This estimate includes a range of $33 million to $38 million for drilling and completion costs on our Permian Basin and D-J Basin Assets and approximately $2 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, and other miscellaneous capital expenses. This estimate does not include anything for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, proposals from third party operators, and commodity prices in the best interest of our shareholders, while prioritizing its financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”).

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is 100% operated and held by production (“HBP”), allowing for flexibility of timing on development. Our 2022 development program incorporates an increase in both basins relating to service cost inflation resulting in an estimated cost increase of approximately 10 to 15 percent per well, based on costs we have experienced since the third quarter of 2021. Our 2022 development program is based upon our current outlook for the remainder of the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting and capital availability, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by us in the best interest of our shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, including to fund the remainder of our 2022 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings, including up to $3.6 million in securities which we may sell in the future in an on-going “at the market offering”, of which no shares have been sold in connection with to date, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2022.

Cash Flows (in thousands)

	Year Ended December 31,
	2021	2020
Cash flows provided by operating activities	$5,970	$12
Cash flows used in investing activities	(2,761)	(14,770)
Cash flows provided by financing activities	14,694	370
Net increase (decrease) in cash and restricted cash	$17,903	$(14,388)

Cash provided by operating activities. Net cash provided by operating activities increased by $6.0 million for the current year’s period, when compared to the prior year’s period, primarily due to a decrease in net loss of $31.2 million when factoring in our $19.3 million impairment in the prior period, coupled with increased revenues in the current period, which are a function of higher commodity prices and production increases. Additional increases are related to a decrease of $4.0 million in depreciation, depletion and amortization and a $1.8 million gain on the sale of oil and gas properties, offset by net decreases to our other components of working capital, which are related to our increased payables and accrued expenses in the current period, when compared to the prior period.

Cash used in investing activities. Net cash used in investing activities decreased by $12.0 million for the current year’s period, when compared to the prior year’s period, primarily due to an $11.2 million decrease in cash paid for oil and gas development costs, which in the current period related to capital projects in the latter part of 2021, coupled with $1.9 million in proceeds from the sale of oil and gas properties, offset by $1.1 million in additional capital costs incurred.

Cash provided by financing activities. In the current period, the Company generated net cash from financing activities by selling common stock, net of offering costs, of $14.7 million, compared to net cash from financing activities of $0.4 million in the prior period, due to proceeds from obtaining the New PPP Loan financing.

Critical Accounting Policies and Estimates

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

Recently Adopted Accounting Pronouncements. Refer to Note 3 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” included herein under “Item 8. Financial Statements and Supplementary Data”, below, for a discussion of recently adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

PEDEVCO Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation, depletion and amortization and impairment of oil and gas properties

At December 31, 2021, the net carrying value of the Company’s oil and gas properties was $66,467 thousand and depreciation, depletion and amortization (“DD&A”) expense was $7,380 thousand for the year then ended. As described in Note 3, the Company follows the successful efforts method of accounting for its oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s internal reservoir engineers. When circumstances indicate that the carrying value of property and equipment may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets. If the expected undiscounted pre-tax future cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.

Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and natural gas liquids, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Additionally, the expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes from estimated oil and gas reserves. Significant judgment is required by the Company’s internal and external reservoir engineers in evaluating geological and engineering data when estimating oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and gas reserves, management engaged independent petroleum engineers to prepare the proved oil and gas reserve estimates for select properties as of December 31, 2021.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2008.

Houston, Texas

March 11, 2022

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$25,930	$8,027
Accounts receivable – oil and gas	1,782	660
Prepaid expenses and other current assets	326	66
Total current assets	28,038	8,753

Oil and gas properties:
Oil and gas properties, subject to amortization, net	63,908	66,994
Oil and gas properties, not subject to amortization, net	2,559	4
Total oil and gas properties, net	66,467	66,998

Operating lease – right-of-use asset	173	270
Other assets	3,543	3,543
Total assets	$98,221	$79,564

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,626	$212
Accrued expenses	1,454	303
Revenue payable	938	836
PPP loan - current	-	288
Operating lease liabilities – current	114	105
Asset retirement obligations – current	49	234
Total current liabilities	5,181	1,978

Long-term liabilities:
PPP loan, net of current portion	-	82
Operating lease liabilities, net of current portion	81	195
Asset retirement obligations, net of current portion	1,476	1,673
Total liabilities	6,738	3,928

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 84,236,146 and 72,463,340 shares issued and outstanding, respectively	84	72
Additional paid-in capital	220,984	203,850
Accumulated deficit	(129,585)	(128,286)
Total shareholders’ equity	91,483	75,636
Total liabilities and shareholders’ equity	$98,221	$79,564

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	December 31,
Revenue:	2021	2020
Oil and gas sales	$15,860	$8,059

Operating expenses:
Lease operating costs	5,943	4,435
Exploration expense	-	31
Selling, general and administrative expense	6,209	6,741
Depreciation, depletion, amortization and accretion	7,380	11,343
Impairment of oil and gas properties	-	19,331
Total operating expenses	19,532	41,881

Gain on sale of oil and gas properties	1,805	-
Operating loss	(1,867)	(33,822)

Other income (expense):
Interest expense	(1)	(2)
Interest income	15	40
Other income (expense)	180	1,094
Gain on forgiveness of PPP loan	374	-
Total other income (expense)	568	1,132

Net loss	$(1,299)	$(32,690)

Loss per common share:
Basic	$(0.02)	$(0.45)
Diluted	$(0.02)	$(0.45)

Weighted average number of common shares outstanding:
Basic	79,963,237	72,209,553
Diluted	79,963,237	72,209,553

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(1,299)	$(32,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	7,380	11,343
Impairment of oil and gas properties	-	19,331
Share-based compensation expense	2,452	2,824
Loss on disposal of fixed asset	-	24
Gain on sale of oil and gas properties	(1,805)	-
Gain on forgiveness of PPP loan	(374)	-
Amortization of right-of-use asset	97	90
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(1,122)	3,942
Prepaid expenses and other current assets	(260)	7
Accounts payable	(356)	(3,199)
Accrued expenses	1,155	(1,669)
Accrued expenses – related parties	-	-
Revenue payable	102	9
Net cash provided by operating activities	5,970	12

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(4,597)	(14,770)
Cash paid for other property and equipment	(35)	-
Proceeds from the sale of oil and gas property	1,871	-
Net cash used in investing activities	(2,761)	(14,770)

Cash Flows From Financing Activities:
Proceeds from PPP loans	-	740
Repayment of PPP loan	-	(370)
Proceeds from the issuance of common stock, net	14,694	-
Net cash provided by financing activities	14,694	370

Net increase (decrease) in cash and restricted cash	17,903	(14,388)
Cash and restricted cash at beginning of year	11,324	25,712
Cash and restricted cash at end of year	$29,227	$11,324

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$2,412	$8,827
Change in estimates of asset retirement costs	$319	$439
Issuance of restricted common stock	$1	$1

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2021 and 2020

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2019	71,061,328	$71	$201,027	$(95,596)	$105,502
Issuance of restricted common stock	1,359,000	1	(1)	-	-
Rescinded restricted common stock	(129,000)	-	-	-	-
Issuance of common stock to non-affiliate	70,000	-	-	-	-
Issuance of common stock to affiliate	70,000	-	-	-	-
Cashless exercise of stock options	32,012	-	-	-	-
Share-based compensation	-	-	2,824	-	2,824
Net loss	-	-	-	(32,690)	(32,690)
Balances at December 31, 2020	72,463,340	72	203,850	(128,286)	75,636
Issuance of restricted common stock	1,200,000	1	(1)	-	-
Rescinded restricted common stock	(16,667)	-	-	-	-
Issuance of common stock to non-affiliate for cash proceeds, net	10,477,100	11	14,683	-	14,694
Cashless exercise of stock options	139,373	-	-	-	-
Share-based compensation	-	-	2,452	-	2,452
Net loss	-	-	-	(1,299)	(1,299)
Balances at December 31, 2021	84,263,146	$84	$220,984	$(129,585)	$91,483

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation; (ii) PEDCO, a Nevada corporation; (iii) Red Hawk, a Nevada limited liability company; (iv) Ridgeway Arizona Oil Corp., an Arizona corporation (“RAOC”); (v) EOR Operating Company, a Texas corporation (“EOR”); and (vi) SRPT Acquisition, LLC, a Texas limited liability company formed on October 16, 2020. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents consisted of money market funds and cash on deposit. The Company includes restricted cash within cash and cash equivalents on the consolidated statements of cash flows.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.

Sales to two customers comprised 72% and 12%, respectively, of the Company’s total oil and gas revenues for the year ended December 31, 2021. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable – oil and gas are $17,000 related to receivables from joint interest owners.

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

Earnings (Loss) per Common Share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2021, potentially dilutive securities related to options (1,123,435) which were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

Recently Adopted Accounting Pronouncements. Effective January 1, 2020, the Company adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the way entities recognize impairment of most financial assets. Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. The adoption of this standard did not have an impact on our Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets on December 31, 2021 and 2020, which sum to the total of such amounts shown in the accompanying audited consolidated statements of cash flows (in thousands):

	2021	2020
Cash	$25,930	$8,027
Restricted cash included in other assets	3,297	3,297
Total cash and restricted cash as shown in the consolidated statements of cash flows	$29,227	$11,324

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Oil sales	$14,769	$7,551
Natural gas sales	902	330
Natural gas liquids sales	189	178
Total revenue from customers	$15,860	$8,059

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2021 or 2020, respectively.

NOTE 6 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2021 and 2020, respectively (in thousands):

	Balance at December 31,				Balance at December 31,
	2020	Additions	Disposals	Transfers	2021
Oil and gas properties, subject to amortization	$146,950	$4,454	$(66)	$-	$151,338
Oil and gas properties, not subject to amortization	4	2,555	-	-	2,559
Asset retirement costs	1,108	(314)	(5)	-	789
Accumulated depreciation, depletion and impairment	(81,064)	(7,155)	-	-	(88,219)
Total oil and gas assets	$66,998	$(460)	$(71)	$-	$66,467

	Balance at December 31,				Balance at December 31,
	2019	Additions	Disposals	Transfers	2020
Oil and gas properties, subject to amortization	$126,114	$5,542	$-	$15,294	$146,950
Oil and gas properties, not subject to amortization	14,896	402	-	(15,294)	4
Asset retirement costs	1,547	(439)	-	-	1,108
Accumulated depreciation, depletion and impairment	(50,709)	(30,355)	-	-	(81,064)
Total oil and gas assets	$91,848	$(24,850)	$-	$-	$66,998

For the year ended December 31, 2021, the Company incurred $7,009,000 in capital costs related to capital workovers for our Permian Basin Asset, which included four clean outs, converting three wells from ESPs to rod pumps, installation of a new ESP, and purchase in place of ESP systems that were previously rentals. The Company incurred additional capital costs upon implementation of a recompletions and reactivation program for our existing vertical wells in the Permian Basin Asset, and in our D-J Basin Asset, the Company incurred capital costs related to converting a well from gas lift to rod pump. In the D-J Basin Asset, the Company also participated in the drilling and completion of four non-operated wells and began drilling operations for two new wells and construction of a new production facility began in our Permian Basin Asset.

On March 18, 2021, the Company, through its wholly-owned subsidiary Red Hawk, consummated the sale of certain assets and associated liabilities located in its D-J Basin Asset to third parties pursuant to a Purchase and Sale Agreement. The Company received net cash at closing of $1.9 million. The final purchase price was further subject to customary post-closing adjustments, resulting in an additional $52,000 paid by Red Hawk in July 2021. As a result of the transaction, the Company recognized a $1.8 million gain on sale of oil and gas properties on the Statement of Operations for the year ended December 31, 2021.

For the year ended December 31, 2020, the Company incurred $5,943,000 in net capital costs primarily related to the drilling and completion of four new horizontal wells and a salt water disposal well (“SWD”) in its Permian Basin Asset. The SWD was drilled to increase the produced water injection capacity for the Company’s Chaveroo field in its Permian Basin Asset and, in turn, increase production of the corresponding wells therein. The drilling and completion of the SWD had been postponed due to the downturn in the economic conditions in the oil and gas industry during the first quarter of 2020, but with the subsequent partial uptick in oil prices, the Company completed the SWD in September 2020.

Also, the Company transferred $15,294,000 in capital costs from the four completed wells and the SWD noted above, for which production had not commenced, from proved developed non-producing properties, to proved properties, when production began during the current year. The majority of the capital costs for three of the four wells were incurred in the prior year.

The depletion recorded for production on proved properties for the year ended December 31, 2021 and 2020, amounted to $7,155,000and $11,023,000, respectively. The Company recorded impairment of properties subject to amortization for the years ended December 31, 2021 and 2020 of $-0- and $19,331000,  respectively. The impairment in 2020 was due to a reduction in the reserve value with our D-J Basin assets relative to the carrying amount of the D-J Basin Asset.

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

Effective May 20, 2021, the Company received notification from Texas Capital Bank, N.A. that the SBA had fully forgiven the Company’s New PPP Loan principal and accrued interest of $370,000 and $4,000, respectively. Therefore, as of December 31, 2021, the Company recognized no debt or accrued interest related to the New PPP Loan on the balance sheet, and a gain on forgiveness of PPP Loan of $374,000 for the year ended December 31, 2021 in connection with such forgiveness.

NOTE 8 – ASSET RETIREMENT OBLIGATION

Activity related to the Company’s asset retirement obligations is as follows for the year ended December 31, 2021 (in thousands):

2021
Balance at the beginning of the period (1)	$1,907
Accretion expense	190
Liabilities settled	(253)
Changes in estimates	(319)
Balance at end of period (2)	$1,525

(1)	Includes $234,000 of current asset retirement obligations at December 31, 2020.

(2)	Includes $49,000 of current asset retirement obligations at December 31, 2021.

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

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Year Ended
December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$118

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

December 31, 2021
Operating lease – right-of-use asset	$173

Operating lease liabilities – current	$114
Operating lease liabilities – long-term	81
Total lease liability	$195

The weighted-average remaining lease term for the Company’s operating lease is 1.7 years as of December 31, 2021, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

2022	$121
2023	82
Thereafter	-
Total lease payments	203
Less imputed interest	(8)
Total lease liability	$195

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no net acres expire during 2022 or after (net to our direct ownership interest only), as all leases are held by production. In the Permian Basin Asset, 1,265, 66 and 40 net acres are set to expire for the years ending December 31, 2022, 2023, 2024 and 1,583 thereafter, respectively, without meeting drilling commitments or term assignment extensions (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before term assignment expiration, the Company may seek to extend terms of contractual assignments.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2021, the Company granted an aggregate of 1,250,000 restricted stock awards to various employees, board members and a non-affiliated advisor of the Company. Additionally, 16,667 shares of restricted common stock were forfeited to the Company and canceled due to an employee termination (see Note 11 below).

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

Warrants

During the year ended December 31, 2021, warrants to purchase 150,329 shares of common stock outstanding, with an exercise price of $0.32 per share expired unexercised on June 25, 2021. As of December 31, 2021, the Company has no warrants outstanding.

During the year ended December 31, 2020, no warrants were granted, exercised, or canceled, and as of December 31, 2020, the Company had warrants to purchase 150,329 shares of common stock outstanding, with an exercise price of $0.32 per share, which subsequently expired in fiscal year 2021 as noted above. The intrinsic value of these outstanding and exercisable warrants at December 31, 2020 was $179,000.

NOTE 11 – SHARE-BASED COMPENSATION

2021 Incentive Plan

On September 1, 2021, the shareholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Incentive Plan”), which was previously approved by the Board of Directors on July 11, 2021 and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2021 Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 8,000,000 shares of common stock are eligible to be issued under the 2021 Incentive Plan, none of which have been issued as restricted stock or options as of December 31, 2021.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012 and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016, December 28, 2017, September 27, 2018 and August 28, 2019 to increase by 500,000, 300,000, 500,000, 1,500,000, 3,000,000 and 2,000,000 (to 8,000,000 currently), respectively, the number of shares of common stock reserved for issuance under the 2012 Incentive Plan. As of December 31, 2021, 6,625,257 shares have been issued as restricted stock, and 1,087,167 shares are subject to issuance upon exercise of issued and outstanding options. The Company does not plan to grant any additional awards under the 2012 Incentive Plan.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation (“PEDCO”) pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of December 31, 2021, issued and outstanding options to purchase an aggregate of 17,381 shares of the Company’s common stock, subject to issuance upon exercise, and 55,168 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

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

Stock-based compensation expense recorded related to restricted stock during the years ended December 31, 2021 and 2020 was $1,919,000 and $2,323,000, respectively. The remaining amount of unamortized stock-based compensation expense related to restricted stock at December 31, 2021 and 2020 was $866,000 and $1,144,000, respectively.

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

On December 21, 2021, the Company issued 52,943 total shares of common stock upon the cashless exercise of stock options to purchase an aggregate of 75,000 shares of common stock with an exercise price of $0.3088 per share, based on a then-current market value of $1.05 per share, under the terms of the options. The options had an intrinsic value of $56,000 on the exercise date.

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

During the year ended December 31, 2021 and 2020, the Company recognized stock option-based compensation expense related to options of $533,000 and $501,000, respectively.

The remaining amount of unamortized stock options expense at December 31, 2021 and 2020 was $287,000 and $315,000, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2021 and 2020 was $-0- and $121,000, respectively.

Option activity during the years ended December 31, 2021 and 2020 was:

	2021			2020
	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)
Outstanding at Beginning of Period	1,234,849	$2.43	2.7	753,349	$2.93	2.5
Granted	550,000	1.39		733,000	1.68
Expired/Canceled	(394,415)	3.57		(214,000)	2.00
Exercised	(266,999)	1.23		(37,500)	0.31
Outstanding at End of Period	1,123,435	$1.80	3.0	1,234,849	$2.43	2.7
Exercisable at End of Period	366,101	$2.42	1.7	720,016	$3.08	1.6

NOTE 12 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2021 and 2020.

The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended December 31, 2021 and 2020, and the Company’s effective tax rate:

	2021	2020
U.S. federal statutory income tax (benefit)	21.00%	21.00%
State and local income tax, net of benefits	6.64%	6.64%
Amortization of debt discount	0.00%	0.00%
Meals and entertainment	(0.03)%	0.00%
Other income – PPP loan	7.95%	0.00%
Officer life insurance and D&O insurance	(5.73)%	(0.20)%
Stock-based compensation	6.50%	0.02%
Tax rate changes and other	0.00%	0.00%
Valuation allowance for deferred income tax assets	(36.33)%	(27.46)%
Effective income tax rate	0.00%	0.00%

Deferred income tax assets as of December 31, 2021 and 2020 are as follows (in thousands):

Deferred Tax Assets	2021	2020
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$2,389	$712
Accretion	132	80
Impairment	5,343	5,343
Lease liability	(56)	-
ROU assets	52	-
Interest expense - PPP Loan	1	1
Stock-based compensation	1,149	975
Net operating loss – federal taxes	24,422	25,507
Net operating loss – state taxes	3,531	3,874
Total deferred tax asset	36,963	36,492
Less valuation allowance	(36,963)	(36,492)
Total deferred tax assets	$-	$-

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

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2021 and 2020. The net change in the total valuation allowance from December 31, 2021 to December 31, 2020 was an increase of $471,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2021 and 2020, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2021 and 2020.

As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $116,000,000, which if not utilized, approximately $95,000,000 of which will begin expiring in 2023 and ending 2037, respectively, and $21,000,000 under The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, can be carried back up to five years but also, can be carried forward indefinitely, limited to 80% of a given years taxable income.

The Company currently has tax returns open for examination by the Internal Revenue Service for all years, since 2017.

NOTE 13 – SUBSEQUENT EVENTS

On January 25, 2022, the Company granted options to purchase an aggregate of 520,000 shares of common stock to various Company employees at an exercise price of $1.17 per share. The options have a term of five years and fully vest in January 2025. 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $454,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.56% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 120% based on the trading history of the Company, and (4) zero expected dividends.

Additionally, on January 25, 2022, restricted stock awards were granted to officers of the Company for an aggregate of 1,200,000 shares of the Company’s restricted common stock, under the Company’s 2021 Equity Incentive Plan. The grant for the 1,200,000 shares of restricted common stock vest as follows: 33.3% vest each subsequent year from the date of grant contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,404,000 based on the market price on the issuance date.

In February 2022, the Company consummated the acquisition of certain additional assets located in the D-J Basin from a third-party effective July 1, 2021 for approximately $500,000 in cash consideration. These assets include approximately 46.6 net leasehold acres and interests in 14 horizontal wells currently producing from the acreage. The estimated total drilling and completion expense payable by the Company for its working interest in these 14 new well interests is $2.4 million.

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in the Company’s net proved reserves (including developed and undeveloped reserves) for the years ended December 31, 2021 and 2020.  Reserves estimates as of December 31, 2021 were estimated by the independent petroleum consulting firm Cawley, Gillespie & Associates, Inc. The reserve report is incorporated herein by reference to Exhibit 99.1 of the Annual Report on Form 10-K which these financial statements are filed with.

	December 31,
	2021	2020
Crude Oil (MBbls)
Net proved reserves at beginning of year	12,096	12,359
Revisions of previous estimates	234	(17)
Purchases in place	-	-
Extensions, discoveries and other additions	-	-
Sales in place	(75)	-
Production	(190)	(246)
Net proved reserves at end of year	12,065	12,096

Natural Gas (Mmcf)
Net proved reserves at beginning of year	11,895	9,746
Revisions of previous estimates	1,333	2,348
Purchases in place	-	-
Extensions, discoveries and other additions	-	-
Sales in place	(190)	-
Production	(157)	(199)
Net proved reserves at end of year	12,881	11,895

NGL (MBbbls)
Net proved reserves at beginning of year	34	48
Revisions of previous estimates	477	3
Purchases in place	-	-
Extensions, discoveries and other additions	-	-
Sales in place	(19)	-
Production	(4)	(17)
Net proved reserves at end of year	488	34

Oil Equivalents (MBoe)
Net proved reserves at beginning of year	14,113	14,032
Revisions of previous estimates	933	377
Purchases in place	-	-
Extensions, discoveries and other additions	-	-
Sales in place	(126)	-
Production	(220)	(296)
Net proved reserves at end of year	14,700	14,113

RESERVES

During the year ended December 31, 2021, the Company’s reserves increased by 0.6 MMBoe of proved reserves. Included in the increase, the Company had a 0.58 MMBoe increase in proved undeveloped reserves (noted below) resulting from the addition of volumes in the D-J Basin due to increased activity. The Company also had an increase of 0.02 MMBoe in proved developed reserves resulting from wells moving from proved undeveloped to proved developed in the Chaveroo field of our Permian Basin Asset as well as an increase in non-operated volumes in our D-J Basin Asset.

The following table sets forth the Company’s proved developed and undeveloped reserves at December 31, 2021 and 2020, respectively:

	2021	2020
Proved Developed Reserves
Crude Oil (MBbls)	1,363	1,243
Natural Gas (Mmcf)	1,302	1,443
NGL (MBbls)	34	34
Oil Equivalents (MMBoe)	1,614	1,518

Proved Developed Non-Producing Reserves
Crude Oil (MBbls)	510	584
Natural Gas (Mmcf)	536	588
NGL (MBbls)	-	-
Oil Equivalents (MMBoe)	599	682

Proved Undeveloped Reserves
Crude Oil (MBbls)	10,192	10,269
Natural Gas (Mmcf)	11,043	9,864
NGL (MBbls)	454	-
Oil Equivalents (MMBoe)	12,487	11,913

Proved Reserves
Crude Oil (MBbls)	12,065	12,096
Natural Gas (Mmcf)	12,881	11,895
NGL (MBbls)	488	34
Oil Equivalents (MMBoe)	14,700	14,113

Proved Undeveloped Reserves

The following table is a reconciliation of the change in our PUD reserves for the periods indicated below (quantities in net MBoe):

Proved undeveloped reserves, December 31, 2019	11,734
Transfers to proved developed	-
Additions	-
Revisions of prior estimates	179
Proved undeveloped reserves, December 31, 2020	11,913
Transfers to proved developed	(597)
Additions	3,848
Revisions of prior estimates	(2,677)
Proved undeveloped reserves, December 31, 2021	12,487

For the year ended December 31, 2020, total proved undeveloped reserves (PUDs) increased by 179 MBoe to 11,913 MBoe, primarily related to the following:

•	Revisions of prior estimates resulted in net additions of 179 MBoe consisting of:

•

A combination of hi-grading locations with the highest oil in place and improved results from offset well performance with longer horizontal well lengths and modern completion techniques resulted in upward revision of 3,531 MBoe. The changes to the future development plan were derived from technical work and studies of our Permian Basin Asset since acquisition in 2018; and

•

Pricing related revisions resulting in removal of PUD locations that were deemed uneconomic in the Chaveroo field of our Permian Basin Asset and our D-J Basin Asset resulting in a lower revision of 3,352 MBoe.

For the year ended December 31, 2021, total proved undeveloped reserves (PUDs) increased by 574 MBoe to 12,487 MBoe, primarily related to the following:

•	Transfer of 597 MBoe from PUD to proved developed reserves in Chaveroo field based on total capital expenditures during 2021;

•	Additions related to the development of operated (1,164 MBoe) and non-operated (2,684 MBoe) sections in the D-J Basin; and

•

Revisions related to expected performance decreases of 1,569 MBoe and removal of PUD locations in Chaveroo and Milnesand fields of our Permian Basin Asset outside of the five-year development plan of 1,108 MBoe.

We expect to spend an aggregate of $170–$190 million developing proved undeveloped reserves through December 31, 2026. All proved undeveloped reserves are scheduled to be developed within five years of initial booking. We expect to fund these development costs with cash from operations and cash on hand, supplemented as needed by proceeds from asset sales, private and public offerings, credit availability and financial sponsorship from SK Energy.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2021 and 2020 (in thousands):

	2021	2020
Proved oil and gas properties	$154,686	$148,062
Unproved oil and gas properties	-	-
Total oil & gas properties	154,686	148,062
Accumulated depreciation and depletion and impairment	(88,219)	(81,064)
Net Capitalized Costs	$66,467	$66,998

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Acquisition of properties
Proved	$135	$157
Unproved	-	-
Exploration costs	-	-
Development costs	6,874	5,786
Total	$7,009	$5,943

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Crude oil and natural gas revenues	$15,860	$8,059
Production costs	(5,943)	(4,435)
Depreciation and depletion and impairment	(7,155)	(30,355)
Results of operations for producing activities, excluding corporate overhead and interest costs	$2,762	$(26,731)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of the Company. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended December 31, 2021 and 2020. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and natural gas reserves as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Future cash inflows	$834,741	$483,461
Future production costs	(225,799)	(180,211)
Future development costs	(180,422)	(140,963)
Future income taxes	(93,261)	(6,856)
Future net cash flows	335,259	155,431
Discount to present value at 10% annual rate	(171,292)	(98,156)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$163,967	$57,275

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Standardized measure, beginning of year	$57,275	$103,763
Crude oil and natural gas sales, net of production costs	(9,762)	(6,656)
Net changes in prices and production costs	108,918	(57,483)
Extensions, discoveries, additions and improved recovery	-	-
Changes in estimated future development costs	1,416	12,002
Development costs incurred	-	-
Revisions of previous quantity estimates	(1,472)	1,510
Accretion of discount	40,540	(13,249)
Net change in income taxes	(31,717)	18,006
Purchases of reserves in place	-	-
Sales of reserves in place	(1,212)	-
Change in timing of estimated future production	(19)	(618)
Standardized measure, end of year	$163,967	$57,275

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021, the end of the period covered by this Annual Report. Based on this evaluation, our CEO and CAO concluded as of December 31, 2021, that our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure..

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework (2013). Based on our assessment, management has concluded that the Company’s internal control over financial reporting were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

As a result of COVID-19, some members of our workforce began operating primarily in a work from home environment starting in April 2020, and several continue to work from home on a full or part-time basis as of the date of this Report. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we don’t believe that such work from home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

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

ITEM 9B. OTHER INFORMATION.

Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable events, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 1.02:

Item 1.02 Termination of a Material Definitive Agreement

Effective November 8, 2019, the Company entered into an Advisory Agreement and Restricted Shares Grant Agreement with Viktor Tkachev, previously a greater than 10% shareholder of the Company (who acquired $12 million of shares of common stock on September 17, 2019), under which Mr. Tkachev agreed to provide strategic planning and business development services, and pursuant to which 100,000 shares of restricted common stock were awarded to Mr. Tkachev under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “Plan”), vesting in full on the six-month anniversary of the grant date, subject to his continued service with the Company, in consideration for advisory services to be provided by Mr. Tkachev to the Company. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language, and unless terminated by the Company or the advisor with 15 days prior written notice for any reason, the Advisory Agreement has an indefinite term.  The Advisory Agreement was terminated on March 10, 2022. No early termination penalties were incurred by the Company.

Effective November 8, 2019, the Company entered into an Advisory Agreement with Ivar Siem, a member of the Board of Directors, pursuant to which the 50,000 restricted shares of common stock previously awarded to Mr. Siem on August 28, 2019 under the Plan became fully vested on July 12, 2020. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language; and, unless terminated by the Company or the advisor with 15 days prior written notice for any reason, the Advisory Agreement has an indefinite term.  The Advisory Agreement was terminated on March 10, 2022. No early termination penalties were incurred by the Company.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

                Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our Executive Officers and Directors

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the shareholders or until such director’s resignation or removal.

Name	Age	Position

John J. Scelfo	64	Chairman of the Board
Simon Kukes	75	Chief Executive Officer and Director
J. Douglas Schick	46	President
Paul Pinkston	54	Chief Accounting Officer
Clark R. Moore	49	Executive Vice President, General Counsel and Secretary
Ivar Siem	75	Director
H. Douglas Evans	73	Director

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

Holding various positions over the years, Kukes has served as the principal of his personal investment company, SK Energy LLC, since April 2013. From January 2005 to April 2013, Kukes was the CEO at Samara-Nafta, a Russian oil company that partnered with US-based international oil company, Hess Corporation. He was also the President and Chief Executive of Tyumen Oil Company (TNK) from 1998 until it combined with British Petroleum in 2003 to create TNK-BP. Following his time at TNK, Kukes joined Yukos Oil Company in Moscow presiding as the CEO and Chairman. From 1979 to 1986 he was the Technical Director of oil-refining and petro-chemistry for Phillips Petroleum and in 1986 joined Amoco and in 1993 became Vice-President over marketing and business development for Amoco. Since October 2014, Kukes has served on the board of directors of Leverate Technological Trading Ltd., an Israel-based technology and services provider in the brokerage industry, since June 2014 he has served on the board of directors of Fletschhorn, a Swiss-based hotel and restaurant company, and since June 2018 he has served as chairman and member the board of directors of GLAMZ Ltd., a privately-held Israel-based beauty products and salon booking platform company in which he owns a controlling interest.

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

Board Leadership Structure

Our board of directors has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of our business and what is in the best interests of our shareholders. Our current leadership structure is comprised of a separate Chairman of the board of directors and Chief Executive Officer (“CEO”). Mr. John J. Scelfo serves as Chairman and Simon Kukes serves as CEO. The board of directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our board of directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s CEO, Simon Kukes) and the members of our board of directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Chairman to facilitate our board of directors’ oversight of management, promote communication between management and our board of directors, and support our board of directors’ consideration of key governance matters. The board of directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Each of these committees has the duties described below and operates under a charter that has been approved by our board of directors, which is incorporated by reference as an exhibit to this Annual Report and is posted on our website. Our website address is http://www.PEDEVCO.com. Information contained on our website is expressly not incorporated by reference into this Annual Report.

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

During the year ended December 31, 2021, the audit committee held four meetings.

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

During the year ended December 31, 2021, the compensation committee held three meetings.

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

The nominating and governance committee will consider qualified director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The nominating and governance committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources. The Committee will consider candidates recommended by shareholders if the information relating to such candidates are properly submitted in writing to the Secretary of the Company in accordance with the manner described for shareholder proposals under “Stockholder Proposals for 2022 Annual Meeting of Stockholders and 2022 Proxy Materials” on page 35 of our definitive proxy statement for the 2021 Annual Meeting of stockholders. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means.

During the year ended December 31, 2021, the nominating and corporate governance committee held one meeting.

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

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated in the beneficial ownership table under “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS”, below, all Named Executive Officers and directors are beneficial owners of stock of the Company.

Compensation Recovery and Clawback Policies

Other than legal requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), we currently do not have any policies in place in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Accounting Officer. Under the Sarbanes-Oxley Act, our CEO and CAO may be subject to clawbacks in the event of a restatement. Thus, the Board has not deemed any additional recoupment policies to be necessary. We will continue to monitor regulations and trends in this area.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2021, the Board held eight meetings and took various other actions via the unanimous written consent of the board of directors and the various committees described above. All directors attended all of the board of directors’ meetings and committee meetings relating to the committees on which each director served during fiscal year 2021. The Company held annual shareholders meetings on June 26, 2014, October 7, 2015, December 28, 2016, December 28, 2017, September 27, 2018, August 28, 2019, August 27, 2020 and September 1, 2021, at which meetings all directors were present in person, via teleconference or via virtual attendance. Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

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

We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waivers with respect to our Code of Business Conduct and Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at www.PEDEVCO.com, within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Business Conduct and Ethics to any such officers or employees to date.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during 2021 were timely made, except that Viktor Tkachev, a former greater than 10% shareholder of the Company, inadvertently failed to timely file one Form 4, and as a result, one transaction was not timely reported.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2021 and 2020 to (a) Simon Kukes, our current Chief Executive Officer and Director, (b) J. Douglas Schick, our current President, (c) Clark R. Moore, our Executive Vice President, General Counsel and Secretary, and (d) Paul A Pinkston, our current Chief Accounting Officer (collectively, the “Named Executive Officers”). There were no other executive officers who received compensation in excess of $100,000 in either 2021 or 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Simon Kukes	2021	-	-	417,000	(1)	-	-		417,000
Chief Executive Officer	2020	-	-	856,800	(2)	-	-		856,800
						-
J. Douglas Schick	2021	237,500	45,000	347,500	(3)	-	11,875	(4)	641,875
President	2020	212,500	63,000	272,160	(5)	-	11,813	(4)	559,473
						-
Clark R. Moore	2021	237,500	45,000	347,500	(6)	-	19,142	(7)	649,142
Executive Vice President, General Counsel and Secretary	2020	212,500	63,000	272,160	(8)	-	41,238	(7)	588,898
						-
Paul A. Pinkston	2021	133,000	20,000	194,600	(9)	-	7,981	(4)	355,581
Chief Accounting Officer	2020	119,861	18,000	151,200	(10)	-	8,272	(4)	297,333

Summary Compensation Table

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Bonus payments to executive officers were awarded at the discretion of the Board of Directors based on an assessment of the Company’s and each individual executive officer’s performance without reference to any specific individual performance objectives.  Stock Awards represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 11 – Share-Based Compensation”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

(1)	Consists of the value of 300,000 shares of restricted common stock granted in January 2021 at $1.39 per share.
(2)	Consists of the value of 510,000 shares of restricted common stock granted in January 2020 at $1.68 per share.
(3)	Consists of the value of 250,000 shares of restricted common stock granted in January 2021 at $1.39 per share.
(4)	Consists of Company matching contributions of up to 6% of the applicable officer's salary into the Company's sponsored 401(k) plan, subject to IRS and plan limits.
(5)	Consists of the value of 162,000 shares of restricted common stock granted in January 2020 at $1.68 per share.
(6)	Consists of the value of 250,000 shares of restricted common stock granted in January 2021 at $1.39 per share.
(7)

Consists of Company matching contributions of up to 6% of the applicable officer's salary into the Company's sponsored 401(k) plan, subject to IRS and plan limits, of $14,527 and $13,547 for the periods ended 2021 and 2020, respectively. Also, consists of accrued vacation paid out in cash of $4,615 and $27,691 for the periods ended 2021 and 2020, respectively.

(8)	Consists of the value of 162,000 shares of restricted common stock granted in January 2020 at $1.68 per share.
(9)	Consists of the value of 140,000 shares of restricted common stock granted in January 2021 at $1.39 per share.
(10)	Consists of the value of 90,000 shares of restricted common stock granted in January 2020 at $1.68 per share.

Outstanding Equity Awards at Year Ended December 31, 2021

The following table sets forth information as of December 31, 2021 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards(3)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(4)
Simon Kukes	-	-	-	-	340,000	(1)	$360,400
	-	-	-	-	300,000	(2)	$318,000

J. Douglas Schick	-	-	-	-	108,000	(1)	$114,480
	-	-	-	-	250,000	(2)	$265,000

Clark R. Moore	18,887	-	$5.10	6/18/2022	108,000	(1)	$114,480
	4,447	-	$5.10	6/18/2022	250,000	(2)	$265,000

Paul A. Pinkston	-	-	-	-	60,000	(1)	$63,600
	-	-	-	-	140,000	(2)	$148,400

(1)	Stock award vested 50% on January 13, 2022, and vests 50% on January 13, 2023, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(2)

Stock award vested 33.3% on January 19, 2022, and vests 33.3% on January 19, 2023, and January 19, 2024, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.

(3)	There were no unearned shares, units or other rights that have not vested as of December 31, 2021.
(4)	Calculated by multiplying the closing market price of the Company’s common stock at the end of the last completed fiscal year by the number of shares of stock.

Issuances of Equity to Executive Officers

See above and see also “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 11 – Share-Based Compensation”, for equity issuances to executive officers for the years ended December 31, 2021 and 2020, respectively.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1) (2)	All Other Compensation ($)	Total ($)
John J. Scelfo	$-	$115,000	$-	$115,000
Ivar Siem	$-	$80,500	$-	$80,500
H. Douglas Evans	$-	$80,500	$-	$80,500

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

(2)

Mr. Scelfo, Mr. Evans and Mr. Siem received grants of 100,000, 70,000 and 70,000 shares of restricted stock, respectively, on September 1, 2021, each with an aggregate grant date fair value of $115,000, $80,500 and $80,500, respectively, which will vest in full on July 12, 2022, September 12, 2022, and July 12, 2022, respectively, subject to such person’s continued service on the Board.  For the year ended December 31, 2021, there was compensation of $92,000, related to these grants.

Effective September 27, 2018, the Board no longer has a formal compensation program; provided that the Board of Directors and/or the Compensation Committee may authorize compensation (including, but not limited to cash, options and restricted stock) to the members of the Board of Directors from time to time in their discretion.

Agreements with Current Named Executive Officers

Simon Kukes. Simon Kukes has verbally agreed to receive an annual salary of $1 as his compensation for serving as Chief Executive Officer of the Company and as a member of the Board of Directors and to not charge the Company for any personal business expenses he incurs in connection with such positions. Notwithstanding the above, Simon Kukes was not paid any salary for 2021 or 2020. Notwithstanding the above, Simon Kukes may receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time, provided that none are currently contemplated. Notwithstanding the above, the Board of Directors has historically issued Mr. Kukes restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2021 and 2020 are described in the table above.

J. Douglas Schick. On August 1, 2018, in connection with his appointment as President of the Company, we entered into an offer letter with J. Douglas Schick (the “Offer Letter”). Pursuant to the Offer Letter, Mr. Schick agreed to serve as President of the Company on an at-will basis; the Company agreed to pay Mr. Schick $20,833 per month (which was temporarily reduced by the Temporary Salary Reductions discussed below, but has been increased, effective February 1, 2022, to $24,167 per month) and that Mr. Schick is eligible for an annual bonus in the discretion of the Company totaling up to 40% of his then current salary and may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Schick restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2021 and 2020 are described in the table above. Mr. Schick’s employment may be terminated by him or the Company with 30 days prior written notice. In the event Mr. Schick’s employment with the Company is terminated by the Company without “Cause,” the Company will (a) pay Mr. Schick an amount equal to twelve (12) months of his then-current annual base salary, and (b) immediately accelerate by twelve (12) months the vesting of all outstanding Company restricted stock and options exercisable for Company capital stock held by Mr. Schick. For purposes of the Offer Letter, “Cause” means Mr. Schick’s (1) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; (2) fraud on or misappropriation of any funds or property of the Company or any of its affiliates, customers or vendors; (3) act of material dishonesty, willful misconduct, willful violation of any law, rule or regulation, or breach of fiduciary duty involving personal profit, in each case made in connection with his responsibilities as an employee, officer or director of the Company and which has, or could reasonably be deemed to result in, a material adverse effect upon the Company; (4) illegal use or distribution of drugs; (5) willful material violation of any policy or code of conduct of the Company; or (6) material breach of any provision of the Offer Letter or any other employment, non-disclosure, non-competition, non-solicitation or other similar agreement executed by him for the benefit of the Company or any of its affiliates, all as reasonably determined in good faith by the Board of Directors of the Company. However, an event that is or would constitute “Cause” shall cease to be “Cause” if he reverses the action or cures the default that constitutes “Cause” within 10 days after the Company notifies him in writing that Cause exists.

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

On March 31, 2020, Mr. Schick and the Company entered into an amendment to his Offer Letter discussed in greater detail below under “Temporary Salary Reductions and Amendments to Employment Agreements”.  Effective February 1, 2022, Mr. Schick’s salary was increased by the Board of Directors to $24,167 per month. Mr. Schick’s salary may be increased from time to time in the discretion of the Board or Compensation Committee, without amending the Offer Letter.

Clark R. Moore. Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013, with Clark Moore, its Executive Vice President, Secretary and General Counsel (the “Moore Employment Agreement”), pursuant to which, effective June 1, 2011, Mr. Moore has been employed by Pacific Energy Development, with a current annual base salary of $250,000 (which was temporarily reduced by the Temporary Salary Reductions discussed below, but has been increased, effective February 1, 2022, to $23,333 per month), and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion, provided that Mr. Moore may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Moore restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2021 and 2020 are described in the table above. Mr. Moore’s salary may be increased from time to time in the discretion of the Board or Compensation Committee, without amending the Moore Employment Agreement. In addition, Mr. Moore’s employment agreement includes, among other things, severance payment provisions that would require the Company to make lump sum payments equal to 18 months’ salary and target bonus to Mr. Moore in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the employment agreement. The employment agreement also prohibits Mr. Moore from engaging in competitive activities during and following termination of his employment that would result in disclosure of our confidential information but does not contain a general restriction on engaging in competitive activities.

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

On January 25, 2022, the Company entered into an Amendment No. 3 to Employment Agreement with Mr. Moore which, effective February 1, 2022, further amended the Moore Employment Agreement to (i) reflect the increase of his salary to $280,000 per year and to (ii) reduce the lump sum payment provisions payable by the Company to Mr. Moore from 18 months’ salary and target bonus, to 12 months’ salary and target bonus, in the event his employment is terminated due to his death or disability, or is terminated without “Cause” or if he voluntarily resigns for “Good Reason” outside of a “Change of Control” context, as such terms are defined in the Moore Employment Agreement.  Other than such changes in salary and severance provisions as discussed above, the terms of the Moore Employment Agreement, as amended to date, remain in place.

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

Pursuant to the Pinkston Offer Letter, Mr. Pinkston agreed to serve as Chief Accounting Officer of the Company on an at-will basis, the Company agreed to pay Mr. Pinkston $11,666.67 per month (which was temporarily reduced by the Temporary Salary Reductions discussed below, but has been increased, effective February 1, 2022, to $13,333 per month), Mr. Pinkston is eligible for an annual bonus in the discretion of the Board of Directors of the Company totaling up to 30% of his then current salary, provided that Mr. Pinkston may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Pinkston restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2021 and 2020 are described in the table above. Mr. Pinkston’s employment may be terminated by him or the Company with 30 days prior written notice. In addition, Mr. Pinkston was granted 30,000 shares of the Company’s common stock under the Company’s employee equity incentive plan, 50% of which shares vest on Mr. Pinkston’s one (1) year anniversary of his employment commencement date, and 50% of which shares vest on Mr. Pinkston’s two (2) year anniversary of his employment commencement date, subject to Mr. Pinkston’s continued service with the Company and the terms of a Board-approved restricted stock purchase agreement entered into between Mr. Pinkston and the Company.

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

Effective February 1, 2022, Mr. Pinkston’s salary was increased by the Board of Directors to $13,333 per month. Mr. Pinkston’s salary may be increased from time to time in the discretion of the Board or Compensation Committee, without amending the Pinkston Offer Letter.

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

As discussed above, Simon Kukes, our Chief Executive Officer and director, has agreed to receive an annual salary of $1 as his compensation for serving as Chief Executive Officer of the Company and as a member of our Board and to not charge the Company for any personal business expenses he incurs in connection with such positions. The Company does not currently have a formal written agreement in place with Simon Kukes. To date, Simon Kukes has not accepted any salary from the Company (including his $1 annual compensation), provided that Mr. Kukes is awarded equity compensation on a yearly basis, by the Board of Directors, as consideration for his services to the Company, as discussed above.

Effective April 1, 2021, the Board reversed the 20% reduction in salary for all the Company’s salaried employees. The reduction in salary was reversed as the Company determined that oil markets have recovered to acceptable levels.

Equity Incentive Plans

2021 Plan

General. On July 10, 2021, our board of directors adopted the PEDEVCO Corp. 2021 Equity Incentive Plan, which was approved by our stockholders on September 1, 2021. The 2021 Equity Incentive Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, stock appreciation rights, or SARs, and performance units and performance shares. Subject to the provisions of the 2021 Equity Incentive Plan relating to adjustments upon changes in our common stock, an aggregate of 8,000,000 shares of common stock were reserved for issuance under the 2021 Equity Incentive Plan.

We refer to the 2021 Equity Incentive Plan as the 2021 Plan.

Purpose. Our board of directors adopted the 2021 Plan to provide a means by which our employees, directors and consultants may be given an opportunity to benefit from increases in the value of our common stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to our interests by offering them opportunities to acquire shares of our common stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses.

Administration. Unless it delegates administration to a committee as described below, our board of directors will administer the 2021 Plan. Subject to the provisions of the 2021 Plan, our board of directors has the power to construe and interpret the 2021 Plan, and to determine: (i) the fair value of common stock subject to awards issued under the 2021 Plan; (ii) the persons to whom and the dates on which awards will be granted; (iii) what types or combinations of types of awards will be granted; (iv) the number of shares of common stock to be subject to each award; (v) the time or times during the term of each award within which all or a portion of such award may be exercised; (vi) the exercise price or purchase price of each award; and (vii) the types of consideration permitted to exercise or purchase each award and other terms of the awards.

Our board of directors has the power to delegate administration of the 2021 Plan to a committee composed of one or more directors. In the discretion of our board of directors, a committee may consist solely of two or more “independent directors” or two or more “non-employee directors” (as such terms are defined in the 2021 Plan).

Eligibility. Incentive stock options may be granted under the 2021 Plan only to employees of us and our affiliates. Employees, directors and consultants of us and our affiliates are eligible to receive all other types of awards under the 2021 Plan.

Terms of Options and SARs. The exercise price of incentive stock options may not be less than the fair market value of the common stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of non-statutory options also may not be less than the fair market value of the common stock on the date of grant.

Options granted under the 2021 Plan may be exercisable in cumulative increments, or “vest,” as determined by our board of directors. Our board of directors has the power to accelerate the time as of which an option may vest or be exercised. The maximum term of options, SARs and performance shares and units under the 2021 Plan is ten years, except that in certain cases, the maximum term is five years. Options, SARs and performance shares and units awarded under the 2021 Plan generally will terminate three months after termination of the participant’s service, subject to certain exceptions.

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

Terms of Restricted Stock Awards. Restricted stock awards may be granted under the 2021 Plan pursuant to restricted stock purchase or grant agreements. No awards of restricted stock may be granted under the 2021 Plan after ten (10) years from our board of directors’ adoption of the 2021 Plan (July 2031).

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

Adjustment Provisions. If any change is made to our outstanding shares of common stock without our receipt of consideration (whether through reorganization, stock dividend or stock split, or other specified change in our capital structure), appropriate adjustments may be made in the class and maximum number of shares of common stock subject to the 2021 Plan and outstanding awards. In that event, the 2021 Plan will be appropriately adjusted in the class and maximum number of shares of common stock subject to the 2021 Plan, and outstanding awards may be adjusted in the class, number of shares and price per share of common stock subject to such awards.

Effect of Certain Corporate Events. In the event of (i) a liquidation or dissolution of the Company; (ii) a merger or consolidation of the Company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (iii) a sale of all or substantially all of the assets of the Company; or (iv) a purchase or other acquisition of more than 50% of the outstanding stock of the Company by one person or by more than one person acting in concert, any surviving or acquiring corporation may assume awards outstanding under the 2021 Plan or may substitute similar awards. Unless the stock award agreement otherwise provides, in the event any surviving or acquiring corporation does not assume such awards or substitute similar awards, then the awards will terminate if not exercised at or prior to such event.

Duration, Amendment and Termination. Our board of directors may suspend or terminate the 2021 Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the 2021 Plan will terminate ten years from the date of its adoption by our board of directors, i.e., in July 2031.

Our board of directors may also amend the 2021 Plan at any time, and from time to time. However, except as it relates to adjustments upon changes in common stock, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to preserve incentive stock option treatment for federal income tax purposes. Our board of directors may submit any other amendment to the 2021 Plan for stockholder approval if it concludes that stockholder approval is otherwise advisable.

As of the date of this Annual Report, options to purchase 520,000 shares of common stock and 1,200,000 shares of restricted stock have been issued under the 2021 Plan, with 6,280,000 shares of common stock remaining available for issuance under the 2021 Plan. The options have an exercise price of $1.17 per share and expire on January 25, 2027.

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

As of the date of this Annual Report, options to purchase 1,087,167 shares of common stock remain outstanding and 6,625,257 shares of restricted stock have been issued under the 2012 Plan. The options have a weighted average exercise price of $1.70 per share and have expiration dates ranging from 2022 to 2026.

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

As of the date of this Annual Report, 16,144 options remain outstanding under the 2012 Pre-Merger Plan. These options have an exercise price of $5.10 per share and have an expiration date of June 18, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 11, 2022, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our Named Executive Officers; and (d) all current directors and Named Executive Officers, as a group. As of March 11, 2022, there were 85,463,146 shares of common stock and no shares of preferred stock issued and outstanding.

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

	Common Stock
	Number of Common Stock Shares Beneficially Owned (1)	Percent of Common Stock (1)
Named Executive Officers and Directors
Simon G. Kukes (2)	55,399,790	64.8%
Clark R. Moore (3)	626,201	*
J. Douglas Schick (4)	625,400	*
Ivar Siem (5)	342,100	*
John J. Scelfo (6)	324,500	*
H. Douglas Evans (7)	320,000	*
Paul A. Pinkston (8)	417,000	*
All Named Executive Officers and Directors as a group (seven persons)	58,054,991	67.7%

Greater than 5% Stockholders
SK Energy, LLC (9)	51,791,325	60.6%

*Less than 1%.

Unless otherwise stated, the address of each stockholder is c/o PEDEVCO Corp., 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079.

(1)	Ownership voting percentages are based on 85,463,146 total shares of common stock which were outstanding as of March 11, 2022.

(2)

Consisting of the following: (a) 51,791,325 shares of common stock held by SK Energy LLC, an entity which Simon Kukes is deemed to beneficially own; (b) 2,822,132 shares of fully-vested common stock held by Simon Kukes; (c) 770,000 unvested shares of common stock held by Simon Kukes, 170,000 of which vest on January 13, 2023, 100,000 of which vest on each of January 19, 2023 and January 19, 2024, 133,333 of which vest on each of January 25, 2023 and January 25, 2024, and 133,334 of which vest on January 25, 2025, provided that Simon Kukes remains employed by us, or is a consultant to us, on such vesting dates; (d) 3,000 shares of fully-vested common stock held by the spouse of Simon Kukes; and (e) options to purchase 10,000 shares and 3,333 shares of common stock exercisable by the spouse of Simon Kukes at an exercise price of $1.68 and $1.39 per share, respectively. Simon Kukes has voting control over his unvested shares of common stock.

(3)

Consisting of the following: (a) 79,333 shares of fully-vested common stock held by Mr. Moore; (b) 2,867 fully-vested shares of common stock held by Mr. Moore’s minor child, which he is deemed to beneficially own; (c) 520,667 unvested shares of common stock held by Mr. Moore, 54,000 of which vest on January 13, 2023, 83,333 of which vest on January 19, 2023, 83,334 of which vest on January 19, 2024, and 100,000 of which vest on each of January 25, 2023, January 25, 2024 and January 25, 2025, in each case provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates; and (d) options to purchase 23,334 shares of common stock exercisable by Mr. Moore at an exercise price of $5.10 per share. Mr. Moore has voting control over his unvested shares of common stock.

(4)

Consisting of the following: (a) 104,733 shares of fully-vested common stock held by Mr. Schick; and (b) 520,667 unvested shares of common stock held by Mr. Schick, 54,000 which vest on January 13, 2023, 83,333 of which vest on January 19, 2023, 83,334 of which vest on January 19, 2024, and 100,000 of which vest on each of January 25, 2023, January 25, 2024 and January 25, 2025, in each case provided that Mr. Schick remains employed by us, or is a consultant to us, on such vesting dates. Mr. Schick has voting control over his unvested shares of common stock.

(5)

Consisting of the following: (a) 187,100 shares of common stock held by American Resources Offshore Inc., which shares Mr. Siem is deemed to beneficially own (Mr. Siem disclaims beneficial ownership of the securities held by American Resources Offshore Inc., except to the extent of his pecuniary interest therein); (b) 85,000 shares of fully-vested common stock held by Mr. Siem; and (c) 70,000 unvested shares of common stock held by Mr. Siem, which vest on July 12, 2022, provided that Mr. Siem remains a director, employee of, or consultant to us on such vesting date. Mr. Siem has voting control over his unvested shares of PEDEVCO Common Stock.

(6)

Consisting of the following: (a) 104,500 shares of fully-vested common stock held by Mr. Scelfo; (b) 100,000 unvested shares of common stock, which vest on July 12, 2022, provided that Mr. Scelfo remains a director, employee of, or consultant to us on such vesting date; and (c) options to purchase 120,000 shares of common stock exercisable by Mr. Scelfo at an exercise price of $2.19 per share. Mr. Scelfo has voting control over his unvested shares of common stock.

(7)

Consisting of the following: (a) 150,000 shares of fully-vested common stock held by Mr. Evans; (b) 70,000 unvested shares of common stock, which vest on September 27, 2022, provided that Mr. Evans remains a director, employee of, or consultant to us on such vesting date; and (c) options to purchase 100,000 shares of common stock exercisable by Mr. Evans at an exercise price of $2.19 per share. Mr. Evans has voting control over his unvested shares of common stock.

(8)

Consisting of the following: (a) 93,666 shares of fully-vested common stock held by Mr. Pinkston; and (b) 323,334 unvested shares of common stock, 30,000 of which vest on January 13, 2023, 46,667 of which vest on each of January 19, 2023 and January 19, 2024, 66,666 of which vest on January 25, 2023, and 66,667 of which vest on each of January 25, 2024 and January 25, 2025, in each case provided that Mr. Pinkston remains employed by us, or is a consultant to us, on such vesting dates. Mr. Pinkston has voting control over his unvested shares of common stock.

(9)

Consisting of 51,791,325 shares of common stock held by SK Energy LLC, an entity which Simon G. Kukes is deemed to beneficially own due to his position as the Chief Executive Officer and 100% owner of SK Energy.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2021, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders (1)	1,104,548	$1.75	8,000,000	(2)
Equity compensation plans not approved by stockholders (3)	18,887	$5.10	-
Total	1,123,435	$1.80	8,000,000

(1)

Consists of (i) options to purchase 17,381 shares of common stock issued and outstanding under the Pacific Energy Development Corp. 2012 Amended and Restated Equity Incentive Plan, and (ii) options to purchase 1,087,167 shares of common stock issued and outstanding under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(2)

Consists of 8,000,000 shares of common stock reserved and available for issuance under the PEDEVCO Corp. 2021 Equity Incentive Plan.  Does not include shares of common stock available for issuance under the 2012 Plan or 2012 Pre-Merger Plan as the Company has determined that it will no longer issue awards thereunder.

(3)	Consists of options to purchase 18,887 shares of common stock granted by Pacific Energy Development Corp. to an employee of the Company in June 2012.

Changes in Control

The Company is not currently aware of any arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as referenced below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference in this Item 13, there have been no transactions since January 1, 2020, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Transactions

On September 20, 2018, SK Energy entered into an agreement with American Resources Inc. (“American”), whose principals are Ivar Siem, a member of the Board of Directors of the Company, and J. Douglas Schick, the President of the Company. Pursuant to the agreement, American agreed to assist Mr. Kukes with his investments in the Company and SK Energy agreed to pay American 25% of the profit realized by SK Energy, if any, following the sale or disposal of the securities of the Company which SK Energy holds and may acquire in the future (prior to such sale/disposition). The profit is to be calculated based on (x) the amount of consideration received by SK Energy in connection with the sale of such securities, minus (y) the consideration paid by SK Energy for the securities, increased by 10% each year that such securities are held. The agreement has a term of four years but can be terminated at any time by SK Energy with written notice to American.

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

Effective November 8, 2019, the Company entered into an Advisory Agreement and Restricted Shares Grant Agreement with Viktor Tkachev, previously a greater than 10% shareholder of the Company (who acquired $12 million of shares of common stock on September 17, 2019), under which Mr. Tkachev agreed to provide strategic planning and business development services, and pursuant to which 100,000 shares of restricted common stock were awarded to Mr. Tkachev under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “Plan”), vesting in full on the six-month anniversary of the grant date, subject to his continued service with the Company, in consideration for advisory services to be provided by Mr. Tkachev to the Company. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language, and unless terminated by the Company or the advisor with 15 days prior written notice for any reason, the Advisory Agreement has an indefinite term.  The Advisory Agreement was terminated on March 10, 2022. No early termination penalties were incurred by the Company.

Effective November 8, 2019, the Company entered into an Advisory Agreement with Ivar Siem, a member of the Board of Directors, pursuant to which the 50,000 restricted shares of common stock previously awarded to Mr. Siem on August 28, 2019 under the Plan became fully vested on July 12, 2020. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language; and, unless terminated by the Company or the advisor with 15 days prior written notice for any reason, the Advisory Agreement has an indefinite term.  The Advisory Agreement was terminated on March 10, 2022. No early termination penalties were incurred by the Company.

Additional related party transactions are discussed in greater detail under “Item 8. Financial Statements and Supplementary Data” - “Note 10 – Shareholders’ Equity – Common Stock” and “Note 11 – Share-Based Compensation”, of this Annual Report on Form 10-K, all of which information and disclosures is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Review and Approval of Related Party Transactions

We have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), director(s) and significant stockholders, provided that it is our policy that any and all such transactions are presented and approved by the independent members of the Board of Directors (typically through an ad hoc committee formed solely for the purpose of approving each individual transaction), or the Audit Committee (which pursuant to the charter of the Audit Committee is tasked with reviewing and, if appropriate, approving proposed transactions between the Company and “related persons” as defined in Item 404 of SEC Regulation S-K, and developing policies and procedures for the review and approval of such transactions, provided that no such policies or procedures have been developed to date), or a majority of the board (with the interested parties abstaining) and future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent public accounting firm is Marcum LLP, Houston, Texas, PCAOB Auditor ID 688.

The following table presents fees for professional audit services performed by Marcum LLP for the audit of our annual financial statements for the years ended December 31, 2021 and 2020 (in thousands).

	2021	2020
Audit Fees (1)	$176	$181
Audit-Related Fees (2)	-	-
Tax Fees (3)	41	80
All Other Fees (4)	24	19
Total	$241	$280

(1)

Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2021 and 2020 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by Marcum LLP for 2021 and 2020.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description	Filed or furnished With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number

1.1	Underwriting Agreement, dated February 2, 2021, by and between U.S. Energy Corp. and Kingswood Capital Markets, division of Benchmark Investments, Inc.		8-K	1.1	February 3, 2021	001-35922
1.2#	Placement Agency Agreement, dated October 3, 2021, by and between PEDEVCO Corp. and EF Hutton, division of Benchmark Investments, Inc. and Roth Capital Partners, LLC		8-K	1.1	October 6, 2021	001-35922
1.3#	Sales Agreement, dated November 17, 2021 between PEDEVCO Corp. and Roth Capital Partners, LLC		8-K	1.1	November 18, 2021	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	August 2, 2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	April 23, 2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	February 24, 2015	001-35922
3.4	Certificate of Amendment to Certificate of Formation (1-for-10 Reverse Stock Split of Common Stock)		8-K	3.1	March 27, 2017	333-64122
3.5	Amendment to Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on June 26, 2018		8-K	3.1	June 26, 2018	001-35922
3.6	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)		8-K	3.3	March 6, 2008	333-64122
3.7	Amendment to the Bylaws (December 3, 2012)		8-K	3.1	December 6, 2012	000-53725

3.8	Amendment to Bylaws (October 25, 2016)	8-K	3.1	October 21, 2016	001-35922
4.1	Description of Securities of the Registrant	10-K	4.1	March 30, 2020	001-35922
4.2	Form of Common Stock Certificate for PEDEVCO CORP.	S-3	4.1	October 23, 2013	333-191869
4.3	Employee Stock Option Agreement, dated June 18, 2012, entered into by and between Clark R. Moore and the Registrant **	S-8	4.14	October 31, 2013	333-192002
10.1	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement **	S-8	4.2	October 31, 2013	333-192002
10.2	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement **	S-8	4.3	October 31, 2013	333-192002
10.3	Pacific Energy Development Corp. 2012 Equity Incentive Plan **	S-8	4.4	October 31, 2013	333-192002
10.4	Pacific Energy Development Corp. 2012 Plan - Form of Restricted Shares Grant Agreement **	S-8	4.5	October 31, 2013	333-192002
10.5	Pacific Energy Development Corp. 2012 Plan - Form of Stock Option Agreement **	S-8	4.6	October 31, 2013	333-192002
10.6	Pacific Energy Development Corp. - Form of Restricted Shares Grant Agreement **	S-8	4.7	October 31, 2013	333-192002
10.7	Pacific Energy Development Corp. - Form of Stock Option Agreement **	S-8	4.8	October 31, 2013	333-192002
10.8	PEDEVCO Corp. - Form of Indemnification Agreement **	10-K	10.11	March 31, 2014	001-35922
10.9	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore **	10-K	10.20	March 31, 2014	001-35922
10.10	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.43	March 31, 2014	001-35922
10.11	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.44	March 31, 2014	001-35922
10.12	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore **	10-K	10.58	March 31, 2014	001-35922
10.13	Offer Letter with J. Douglas Schick as President dated August 1, 2018**	8-K	10.4	August 1, 2018	001-35922

10.14	Offer Letter with Paul A. Pinkston as Chief Accounting Officer, dated October 16, 2018**	8-K	10.1	December 3, 2018	001-35922
10.15	PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan**	S-8	4.1	August 29, 2019	333-233525
10.16	Sublease Letter Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and SK Energy, LLC	10-Q	10.13	November 8, 2019	001-35922
10.17	Amendment No. 2 to Employment Agreement, effective April 1, 2020, entered into by and between Clark R. Moore and PEDEVCO Corp.**	8-K	10.3	March 31, 2020	001-35922
10.18	Amendment No. 1 to Offer Letter, effective April 1, 2020, entered into by and between J. Douglas Schick and PEDEVCO Corp.**	8-K	10.5	March 31, 2020	001-35922
10.19#	Purchase and Sale Agreement, dated December 29, 2019, entered into by and among Red Hawk Petroleum, LLC, DJ Homestead, LLC, and Petro Operating Company, LLC#	10-K	10.37	March 23, 2021	001-35922
10.20	Closing Letter, dated March 18, 2021, entered into by and among Red Hawk Petroleum, LLC, DJ Homestead, LLC, and Petro Operating Company, LLC	10-K	10.38	March 23, 2021	001-35922
10.21	Form of Securities Purchase Agreement, dated October 3, 2021, by and between PEDEVCO Corp. and the investor party thereto	8-K	10.1	October 6, 2021	001-35922
10.22	PEDEVCO Corp. 2021 Equity Incentive Plan**	8-K	10.1	September 1, 2021	001-35922
10.23	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement**	S-8	99.3	September 1, 2021	333-259248
10.24	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Stock Option Grant Agreement**	S-8	99.2	September 1, 2021	333-259248
10.25	Amendment No. 3 to Employment Agreement between PEDEVCO Corp. and Clark R. Moore	8-K	10.4	January 27, 2022	001-35922
10.26	Advisory Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and Viktor Tkachev	10-Q	10.14	November 8, 2019	001-35922
10.27	Advisory Agreement, dated November 8, 2019, entered into by and between PEDEVCO Corp. and Ivar Siem**	10-Q	10.12	November 8, 2019	001-35922
14.1	Code of Ethics and Business Conduct	8-K/A	14.1	August 8, 2012	000-53725

21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of Marcum LLP	X
23.2	Consent of Cawley, Gillespie & Associates, Inc.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1	Reserves Report of Cawley, Gillespie & Associates, Inc. for reserves of PEDEVCO Corp. as of December 31, 2021	*
99.2	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	September 5, 2013	001-35922
99.3	Charter of the Compensation Committee		8-K	99.2	September 5, 2013	001-35922
99.4	Charter of the Audit Committee		8-K	99.3	September 5, 2013	001-35922
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X

X	Filed herewith.
*	Furnished herein.
**	Indicates management contract or compensatory plan or arrangement.

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

PEDEVCO Corp.

March 11, 2022	By:	/s/ Simon Kukes
Simon Kukes
Chief Executive Officer and Director
(Principal Executive Officer)

March 11, 2022	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Simon Kukes	Chief Executive Officer and Director	March 11, 2022
Simon Kukes	(Principal Executive Officer)

By: /s/ Paul A. Pinkston	Chief Accounting Officer	March 11, 2022
Paul A. Pinkston	(Principal Financial and Accounting Officer)

By: /s/ John J. Scelfo	Chairman of the Board of Directors	March 11, 2022
John J. Scelfo

By: /s/ H. Douglas Evans	Director	March 11, 2022
H. Douglas Evans

By: /s/ Ivar Siem	Director	March 11, 2022
Ivar Siem

