Form 10-Q
period 2022-03-31
PEDEVCO CORP
filed 2022-05-16
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

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

At May 13, 2022, there were 85,463,146 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q (this “Report”) include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may,” and similar expressions or future or conditional verbs such as “should”, “would”, and “could” are generally forward-looking in nature and not historical facts. Forward-looking statements which are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs and cash flows, prospects, plans and objectives of management are forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. Readers are cautioned not to place undue reliance on these forward-looking statements.

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including in particular additional permit scrutiny in Colorado;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the 2019 coronavirus (“COVID-19”));
●	the continued effects of the COVID-19 pandemic, including its effects on commodity prices, downstream capacity, employee health and safety, business continuity and regulatory matters;
●	political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and involving Russia and Ukraine;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	future acquisition transactions; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash	$21,837	$25,930
Accounts receivable – oil and gas	3,970	1,782
Prepaid expenses and other current assets	217	326
Total current assets	26,024	28,038

Oil and gas properties:
Oil and gas properties, subject to amortization, net	71,646	63,908
Oil and gas properties, not subject to amortization, net	37	2,559
Total oil and gas properties, net	71,683	66,467

Operating lease – right-of-use asset	149	173
Other assets	3,533	3,543
Total assets	$101,389	$98,221

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,953	$2,626
Accrued expenses	1,211	1,454
Revenue payable	957	938
Operating lease liabilities – current	116	114
Asset retirement obligations – current	51	49
Total current liabilities	6,288	5,181

Long-term liabilities:
Operating lease liabilities, net of current portion	51	81
Asset retirement obligations, net of current portion	1,665	1,476
Total liabilities	8,004	6,738

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 85,463,146 and 84,263,146 shares issued and outstanding, respectively	85	84
Additional paid-in capital	221,546	220,984
Accumulated deficit	(128,246)	(129,585)
Total shareholders’ equity	93,385	91,483
Total liabilities and shareholders’ equity	$101,389	$98,221

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Oil and gas sales	$7,090	$3,531

Operating expenses:
Lease operating costs	2,356	1,286
Selling, general and administrative expense	1,592	1,767
Depreciation, depletion, amortization and accretion	1,886	1,561
Total operating expenses	5,834	4,614

Gain on sale of oil and gas properties	-	1,805

Operating income	1,256	722

Other income (expense):
Interest expense	-	(1)
Interest income	3	4
Other income	80	3
Total other income	83	6

Net income	$1,339	$728

Earnings per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average number of common shares outstanding:
Basic	86,066,070	76,839,795
Diluted	86,066,070	77,039,719

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$1,339	$728
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	1,886	1,561
Gain on sale of oil and gas properties	-	(1,805)
Amortization of right-of-use asset	24	24
Share-based compensation expense	563	684
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(2,188)	(749)
Prepaid expenses and other current assets	109	(1)
Accounts payable	(94)	267
Accrued expenses	(243)	161
Revenue payable	19	43
Net cash provided by operating activities	1,415	913

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(5,508)	(582)
Proceeds from the sale of oil and gas property	-	1,871
Net cash (used in) provided by investing activities	(5,508)	1,289

Cash Flows From Financing Activities:
Proceeds from issuance of shares, net of offering costs	-	8,303
Net cash provided by financing activities	-	8,303

Net (decrease) increase in cash and restricted cash	(4,093)	10,505
Cash and restricted cash at beginning of period	29,227	11,324
Cash and restricted cash at end of period	$25,134	$21,829

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$1,393	$173
Changes in estimates of asset retirement costs, net	$60	$45
Issuance of restricted common stock	$1	$1

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2021	84,236,146	$84	$220,984	$(129,585)	$91,483
Issuance of restricted common stock	1,200,000	1	(1)	-	-
Share-based compensation	-	-	563	-	563
Net income	-	-	-	1,339	1,339
Balances at March 31, 2022	85,436,146	$85	$221,546	$(128,246)	$93,385

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2020	72,463,340	$72	$203,850	$(128,286)	$75,636
Issuance of restricted common stock	960,000	1	(1)	-	-
Rescinded restricted common stock	(16,667)	-	-	-	-
Issuance of common stock to non-affiliate	5,968,500	6	8,297	-	8,303
Cashless exercise of stock options	86,430	-	-	-	-
Share-based compensation	-	-	684	-	684
Net income	-	-	-	728	728
Balances at March 31, 2021	79,461,603	$79	$212,830	$(127,558)	$85,351

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022 (the “2021 Annual Report”), have been omitted.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2021 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2021.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Oil sales	$6,396	$3,433
Natural gas sales	421	75
Natural gas liquids sales	273	23
Total revenue from customers	$7,090	$3,531

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2022.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	March 31, 2022	December 31, 2021
Cash	$21,837	$25,930
Restricted cash included in other assets	3,297	3,297
Total cash and restricted cash	$25,134	$29,227

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Disposals	Transfers	Balance at March 31, 2022
Oil and gas properties, subject to amortization	$151,338	$6,868	$-	$2,555	$160,761
Oil and gas properties, not subject to amortization	2,559	33	-	(2,555)	37
Asset retirement costs	789	60	-	-	849
Accumulated depreciation, depletion and impairment	(88,219)	(1,745)	-	-	(89,964)
Total oil and gas assets	$66,467	$5,216	$-	$-	$71,683

For the three-month period ended March 31, 2022, the Company incurred $6,901,000 of capital costs primarily related to drilling operations and completing the two new wells started at the end of 2021 for our Permian Basin Asset and the acquisition and development of assets in the D-J Basin noted below.

In January 2022, the Company consummated the acquisition of certain additional assets located in the D-J Basin from a third-party effective July 1, 2021, for approximately $500,000 in cash consideration. These assets include approximately 46.6 net leasehold acres and interests in 14 horizontal wells currently producing from the acreage. The Company incurred $1.2 million (included in the total number above) in net capital costs for its working interest in these 14 new well interests during the three months ended March 31, 2022.

The depletion recorded for production on proved properties for the three months ended March 31, 2022 and 2021, amounted to $1,745,000, compared to $1,433,000, respectively.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Three Months Ended March 31, 2022
Balance at the beginning of the period (1)	$1,525
Accretion expense	131
Changes in estimates, net	60
Balance at end of period (2)	$1,716

(1)     Includes $49,000 of current asset retirement obligations at December 31, 2021.

(2)     Includes $51,000 of current asset retirement obligations at March 31, 2022.

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

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Three Months Ended
March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$30

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

March 31, 2022
Operating lease – right-of-use asset	$149

Operating lease liabilities - current	$116
Operating lease liabilities - long-term	51
Total lease liability	$167

The weighted-average remaining lease term for the Company’s operating lease is 1.4 years as of March 31, 2022, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2022	$91
2023	82
Thereafter	-
Total lease payments	173
Less imputed interest	(6)
Total lease liability	$167

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no net acres expire during the remainder of 2022, and no significant net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, 876 acres are due to expire during the remainder of 2022 and 106 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

Although the Company provides no assurance about the outcome of any future legal and administrative proceedings and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2022, the Company granted an aggregate of 1,200,000 restricted stock awards to various employees of the Company (see Note 10 below).

NOTE 10 – SHARE-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

On January 25, 2022, an aggregate of 1,200,000 shares of restricted common stock were granted to officers of the Company, under the Company’s 2021 Equity Incentive Plan. The grant of the 1,200,000 shares of restricted common stock vest as follows: 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,404,000 based on the market price on the issuance date.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three months ended March 31, 2022, was $438,000. The remaining unamortized stock-based compensation expense at March 31, 2022 related to restricted stock was $1,833,000.

Options

On January 25, 2022, the Company granted options to purchase an aggregate of 520,000 shares of common stock to various Company employees at an exercise price of $1.17 per share. The options have a term of five years and fully vest on January 2025, with 33.3% vesting each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $454,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.56% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 120% based on the trading history of the Company, and (4) zero expected dividends.

During the three months ended March 31, 2022, the Company recognized stock option expense of $125,000. The remaining amount of unamortized stock options expense at March 31, 2022 was $615,000.

Option activity during the three months ended March 31, 2022 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2021	1,123,435	$1.80	3.0
Granted	520,000	$1.17
Expired/Canceled	(10,767)	$6.57
Outstanding at March 31, 2022	1,632,668	$1.57	3.4
Exercisable at March 31, 2022	659,001	$1.94	2.3

NOTE 11 – EARNINGS PER COMMON SHARE

Earnings per common share-basic is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Net income per common share-diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net income per common share-diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.

The calculation of earnings per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

Numerator:	March 31, 2022	March 31, 2021
Net income	$1,339	$728

Effect of common stock equivalents	-	-
Net income adjusted for common stock equivalents	$1,339	$728

Denominator:
Weighted average common shares – basic	86,066,070	76,839,795

Dilutive effect of common stock equivalents:
Options and warrants	-	199,923

Denominator:
Weighted average common shares – diluted	86,066,070	77,039,719

Earnings per common share – basic	$0.02	$0.01

Earnings per common share – diluted	$0.02	$0.01

For the three months ended March 31, 2022 and 2021, share equivalents related to options to purchase 1,632,668 and 1,202,849 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 12 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2022 and 2021 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended March 31, 2022 and 2021, respectively.

NOTE 13 – SUBSEQUENT EVENTS

In April and May 2022, the Company acquired approximately 163 net mineral acres in and around its existing footprint in the D-J Basin through multiple transactions at a total acquisition cost of $276,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, and the unaudited consolidated financial statements included in this quarterly Report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 11, 2022.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2022 means the year ended December 31, 2022, whereas fiscal 2021 means the year ended December 31, 2021.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2022, above.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “PEDEVCO” and “PEDEVCO Corp.” refer specifically to PEDEVCO Corp. and its wholly and majority-owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Boe” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;

•	“Bopd” refers to barrels of oil day;

•	“Mcf” refers to a thousand cubic feet of natural gas;

•	“NGL” refers to natural gas liquids;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

•	“SWD” means a saltwater disposal well; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

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

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three-month periods ended March 31, 2022, and 2021, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesburg Basin in Colorado. As of March 31, 2022, we held approximately 32,671 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through PEDCO and approximately 11,747 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk. As of March 31, 2022, we held interests in 382 gross (303 net) wells in our Permian Basin Asset of which 39 are active producers, 16 are active injectors and two are active Saltwater Disposal Wells (“SWDs”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 86 gross (22.4 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 47 gross (5.8 net) wells are non-operated, and 21 wells have an after-payout interest.

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

Specifically, we seek to increase stockholder value through the following strategies:

•	Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the Permian Basin and the D-J Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves growth. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.

•	Apply modern drilling and completion techniques and technologies. We own and intend to acquire additional properties that have been historically underdeveloped and underexploited. We believe our attention to detail and application of the latest industry advances in horizontal drilling, completions design, frac intensity and locally optimal frac fluids will allow us to successfully develop our properties.

•	Optimization of well density and configuration. We own properties that are legacy oil and gas fields characterized by widespread vertical development and geological well control. We utilize the extensive petrophysical and production data of such legacy properties to confirm optimal well spacing and configuration using modern reservoir evaluation methodologies.

•	Maintain a high degree of operational control or build strong relationships with our operating partners in areas where we do not operate. We believe that by retaining high operational control and by building strong partnerships with operators in areas where we do not operate, we can efficiently manage the timing and amount of our capital expenditures and operating costs, and thus key in on the optimal drilling and completions strategies, which we believe will generate higher recoveries and greater rates of return per well.

•	Leverage extensive deal flow, technical and operational experience to evaluate and execute accretive acquisition opportunities. Our management and technical teams have an extensive track record of forming and building oil and gas businesses. We also have significant expertise in successfully sourcing, evaluating and executing acquisition opportunities. We believe our understanding of the geology, geophysics and reservoir properties of potential acquisition targets will allow us to identify and acquire highly prospective acreage in order to grow our reserve base and maximize stockholder value.

•	Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile in order to provide us flexibility across various commodity and market cycles. We intend to utilize our strategic partners and funding which we expect to be available through the sale of debt or equity, to continuously fund development and operations.

We also are committed to developing and monitoring environmental, social and governance (“ESG”) initiatives and the Board of Directors plans to evaluate the potential adoption of ESG initiatives from time to time.

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin. Our net capital expenditures for 2022 are estimated at the time of this Quarterly Report to range between $35 million to $40 million. This estimate includes a range of $33 million to $38 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $7.0 million in expenses through March 31, 2022) and approximately $2 million in estimated capital expenditures for electric submersible pumps (“ESP”) purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, and other miscellaneous capital expenses (of which we have not incurred any expenses through March 31, 2022). This estimate does not include anything for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, proposals from third party operators, and commodity prices, while prioritizing its financial strength and liquidity.

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is 100% operated and held by production (“HBP”), allowing for flexibility of timing on development. Our 2022 development program incorporates an increase in both basins relating to service cost inflation resulting in an estimated cost increase of approximately 10 to 15 percent per well, based on costs we have experienced commencing in the third quarter of 2021 and continuing through the first quarter of 2022. Our 2022 development program is based upon our current outlook for the remainder of the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting and capital availability, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

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

Results of Operations

The following discussion and analysis of the results of operations for the three-month periods ended March 31, 2022 and 2021, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

We reported net income for the three-month period ended March 31, 2022 of $1.3 million, or $0.02 per share, compared to net income for the three-month period ended March 31, 2021 of $0.7 million or $0.01 per share. The increase in net income of $0.6 million, when comparing the current period to the prior year’s period, was primarily due to a $3.6 million increase in net revenues offset by a $1.2 million increase in total operating expenses and a $1.8 million gain on the sale of oil and gas properties in the prior period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Increase	% Increase
Sale Volumes:
Crude Oil (Bbls)	77,768	62,122	15,646	25%
Natural Gas (Mcf)	75,288	32,900	42,388	129%
NGL (Bbls)	6,338	802	5,536	690%
Total (Boe) (1)	96,654	68,407	28,247	41%

Crude Oil (Bbls per day)	864	690	174	25%
Natural Gas (Mcf per day)	837	366	471	129%
NGL (Bbls per day)	70	9	61	678%
Total (Boe per day) (1)	1,074	760	314	41%

Average Sale Price:
Crude Oil ($/Bbl)	$82.24	$55.26	$26,98	49%
Natural Gas ($/Mcf)	5.59	2.28	3.31	145%
NGL ($/Bbl)	43.07	28.91	14.16	49%

Net Operating Revenues (in thousands):
Crude Oil	$6,396	$3,433	$2,963	86%
Natural Gas	421	75	346	461%
NGL	273	23	250	1,087%
Total Revenues	$7,090	$3,531	$3,559	101%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended March 31, 2022, increased $3.6 million, or 101%, to $7.1 million, compared to $3.5 million for the same period a year ago, due to a favorable price variance of $1.8 million due to the average sales prices for crude oil, natural gas and NGLs realized by the Company increasing considerably since the three-month period ended March 31, 2021, which saw average sales prices adversely impacted by the COVID-19 pandemic, coupled with a favorable volume variance of $1.8 million. The increase in production volume is related to the positive performance from our participation in non-operated wells in the D-J Basin Asset, combined with maintaining relatively flat production declines from the existing operated Permian Basin and D-J Basin Assets.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,033	$926	$107	12%
Workovers	669	118	551	467%
Other*	654	242	412	170%
Total Lease Operating Expenses	$2,356	$1,286	$1,070	83%

Depreciation, Depletion,
Amortization and Accretion	$1,886	$1,561	$325	21%

General and Administrative (Cash)	$1,029	$1,083	$(54)	(5%)
Share-Based Compensation (Non-Cash)	563	684	(121)	(18%)
Total General and Administrative Expense	$1,592	$1,767	$(175)	(10%)

Gain on Sale of Oil and Gas Properties	$-	$1,805	$(1,805)	(100%)

Interest Expense	$-	$1	$(1)	(100%)
Interest Income	$3	$4	$(1)	(25%)
Other Income	$80	$3	$77	2,567%

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The increase of $1.1 million was primarily due to increased workover activity compared to the prior period. In response to the improved commodity pricing environment, several projects in our Permian Basin Asset were identified and executed during the three months ended March 31, 2022, including artificial lift optimizations, artificial lift repairs and well reactivations. There were also regulatory compliance projects completed, in accordance with our Permian Basin field wide plan of development during the three months ended March 31, 2022.

Depreciation, Depletion, Amortization and Accretion. The $0.3 million increase was primarily the result of an increase in production (noted above) in the current period when compared to the prior period.

General and Administrative Expenses (excluding share-based compensation). The decrease of $54,000 in general and administrative expenses (excluding share-based compensation) was primarily due to the award and payment of a $250,000 bonus to officers and employees of the Company in the prior period, whereas a bonus award for officers and employees of the Company was accrued in the fourth quarter of the prior year, hence no bonus expense was recognized in the current period; however, the accrued bonus awards in the aggregate amount of $210,000 were paid out in the current period to our Chief Accounting Officer, President and Executive Vice President, General Counsel and Secretary, and additional accrued bonus awards in the aggregate amount of $155,000 were paid out in the current period to non-officers of the Company. The bonus payroll decrease was offset by a $159,000 increase in salaries in the current period compared to the prior period, which was primarily related to a 20% salary reduction for all the salaried officers and employees that was still in effect during the prior period, which was put in place to reduce costs at the time that oil and gas prices were falling as a result of decreased demand due to the COVID-19 pandemic. The 20% reduction in salaries was returned to prior levels beginning April 1, 2021, as the Company determined that the oil markets have recovered to acceptable levels. Additional increases in the current period were related to $24,000 in additional payroll from officer and employee merit increases, which were effective as of February 1, 2022, and a $13,000 increase in other general administrative expenses.

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

Gain on Sale of Oil and Gas Properties. During the three months ended March 31, 2021, the Company sold rights to 230 net acres and interests in three non-operated wells located in the D-J Basin for net cash proceeds of $1.9 million and recognized a gain on sale of oil and gas properties of $1.8 million. The Company had no sales of oil and gas properties during the three months ended March 31, 2022.

Interest Expense. In the prior period, the $0.01 million interest expense was due to accrued interest related to the Company’s $370,000 loan under U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was fully forgiven pursuant to the CARES Act in the prior year. There was no interest expense during the three months ended March 31, 2022.

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have remained relatively flat for both the current and prior periods. Other income in the current period is primarily related to an $80,000 vendor dispute settlement.

Liquidity and Capital Resources

The primary sources of cash for the Company during the three-month period ended March 31, 2022 were from $7.1 million in sales of crude oil and natural gas. The primary uses of cash were funds used for drilling, completion and operating costs.

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

In response to the effects of COVID-19, the Company has adopted policies, procedures, and practices both in its Houston office headquarters and across its field operations to protect its employees, contractors, and guests from COVID-19, including the adoption of a COVID-19 Response Plan, implementation of contractor questionnaires to assess COVID-19 risk and exposure prior to entering any Company facility or worksite, adopting best practices, guidelines and protocols recommended by the Centers for Disease Control (the “CDC”) and the Office of the Texas Governor for the prevention of exposure and spread of COVID-19, and evaluating new material developments related to the COVID-19 pandemic and the Company’s response thereto at the Company’s twice-monthly management meetings. Given the Company’s robust online systems and workflow practices and procedures, the Company has not experienced any material challenges or reductions in efficiency or effectiveness of its office-based workforce, while its field personnel continue to attend to their daily field operations uninterrupted, while mindful of social distancing and other preventative measures and safeguards recommended by the CDC, and subject to the CDC’s updated guidance.

We plan to continue to closely monitor the global energy markets and oil and gas pricing, with the remainder of our 2022 development plan being subject to revision, if and as necessary, to react to market conditions in the best interest of its shareholders, while prioritizing its financial strength and liquidity.

Working Capital

                At March 31, 2022, the Company’s total current assets of $26.0 million exceeded its total current liabilities of $6.3 million, resulting in a working capital surplus of $19.7 million, while at December 31, 2021, the Company’s total current assets of $28.0 million exceeded its total current liabilities of $5.2 million, resulting in a working capital surplus of $22.8 million. The $3.1 million decrease in our working capital surplus is primarily related to cash used to fund our current capital drilling budget (described above).

Financing

The Company has an ongoing $3.6 million offering of securities in an “at the market offering”, pursuant to which the Company may sell securities from time to time (the “ATM Offering”), although no securities have been sold by us to date in the ATM Offering.

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, including to fund the remainder of our 2022 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings, including up to $3.6 million in securities which we may sell in the future in the ATM Offering, of which no shares have been sold in connection with to date, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2022.

Cash Flows (in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities	$1,415	$913
Cash flows (used in) provided by investing activities	(5,508)	1,289
Cash flows provided by financing activities	-	8,303
Net (decrease) increase in cash and restricted cash	$(4,093)	$10,505

Cash flows provided by operating activities. Net cash provided by operating activities increased by $0.5 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in net income of $0.6 million, coupled with a $1.8 million gain on the sale of oil and gas properties in the prior period, offset by a $0.3 million increase in depreciation, depletion and amortization and a $2.1 million net decrease to our other components of working capital (predominantly from our additional oil and gas sales receivable) in the current period, related to our increased revenue and operational activity.

Cash flows (used in) provided by investing activities. Net cash used in investing activities increased by $6.8 million for the current year’s period, when compared to the prior year’s period, primarily due to increased capital spending relating to our drilling and completion activities.

Cash flows provided by financing activities. In the prior period, the Company closed an underwritten public offering of 5,968,500 shares of common stock at a public offering price of $1.50 per share, which included the full exercise of the underwriter’s over-allotment option, for net proceeds (after deducting the underwriters’ discount equal to 6% of the public offering price and expenses associated with the offering) which generated $8.3 million of proceeds, net of offering costs.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to GAAP measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share based compensation, gain on sale of oil and gas properties, and accounts payable settlements. Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$1,339	$728
Add (deduct)
Depreciation, depletion, amortization and accretion	1,886	1,561
Interest expense	-	1
EBITDA	3,225	2,290
Add (deduct)
Share based compensation	563	684
Gain on sale of oil and gas properties	-	(1,805)
Accounts payables settlements	-	(5)
Adjusted EBITDA	$3,788	$1,164

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

Recently Adopted and Recently Issued Accounting Pronouncements. None.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of March 31, 2022, that our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

As a result of COVID-19, some members of our workforce began operating primarily in a work from home environment starting in April 2020, and several continue to work from home on a full or part-time basis as of the date of this filing. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we don’t believe that such work from home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 11, 2022 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, and investors are encouraged to review such risk factors in the Annual Report, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended March 31, 2022, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

                None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
10.1	PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	9/1/2021	001-35922
10.2	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement	S-8	99.2	9/1/2021	333-259248
10.3	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Stock Option Grant Agreement	S-8	99.3	9/1/2021	333-259248
10.4#	Amendment No. 3 to Employment Agreement between PEDEVCO Corp. and Clark R. Moore	8-K	10.4	1/27/22	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

May 16, 2022	By:	/s/ Simon Kukes
Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 16, 2022	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

