Form 10-Q
period 2022-06-30
PEDEVCO CORP
filed 2022-08-15
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

At August 12, 2022, there were 85,550,267 shares of the Registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$23,064	$25,930
Accounts receivable – oil and gas	4,784	1,782
Prepaid expenses and other current assets	37	326
Total current assets	27,885	28,038

Oil and gas properties- successful efforts method:
Oil and gas properties, subject to amortization, net	71,049	63,908
Oil and gas properties, not subject to amortization, net	69	2,559
Total oil and gas properties, net	71,118	66,467

Operating lease – right-of-use asset	123	173
Other assets	3,525	3,543
Total assets	$102,651	$98,221

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$982	$2,626
Accrued expenses	1,527	1,454
Revenue payable	1,034	938
Operating lease liabilities – current	118	114
Asset retirement obligations – current	10	49
Total current liabilities	3,671	5,181

Long-term liabilities:
Operating lease liabilities, net of current portion	21	81
Asset retirement obligations, net of current portion	1,777	1,476
Total liabilities	5,469	6,738

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 85,550,267 and 84,263,146 shares issued and outstanding, respectively	85	84
Additional paid-in capital	222,133	220,984
Accumulated deficit	(125,036)	(129,585)
Total shareholders’ equity	97,182	91,483
Total liabilities and shareholders’ equity	$102,651	$98,221

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2022	2021	2022	2021
Oil and gas sales	$9,547	$3,740	$16,637	$7,271

Operating expenses:
Lease operating costs	2,802	1,455	5,158	2,741
Selling, general and administrative expense	1,296	1,330	2,888	3,097
Depreciation, depletion, amortization and accretion	2,228	1,602	4,114	3,163
Total operating expenses	6,326	4,387	12,160	9,001

Gain on sale of oil and gas properties	-	-	-	1,805

Operating income (loss)	3,221	(647)	4,477	75

Other income (expense):
Interest expense	-	-	-	(1)
Interest income	4	3	7	7
Other income (expense)	(15)	45	65	48
Gain on forgiveness of PPP loan	-	374	-	374
Total other income (expense)	(11)	422	72	428

Net income (loss)	$3,210	$(225)	$4,549	$503

Income (loss) per common share:
Basic	$0.04	$(0.00)	$0.05	$0.01
Diluted	$0.04	$(0.00)	$0.05	$0.01

Weighted average number of common shares outstanding:
Basic	85,479,421	79,461,603	85,305,583	78,157,942
Diluted	85,479,421	79,461,603	85,305,583	78,233,772

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$4,549	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	4,114	3,163
Gain on sale of oil and gas properties	-	(1,805)
Amortization of right-of-use asset	50	48
Share-based compensation expense	1,100	1,275
Gain on forgiveness of PPP loan	-	(374)
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(3,002)	(877)
Prepaid expenses and other current assets	289	39
Accounts payable	(138)	331
Accrued expenses	73	102
Revenue payable	96	68
Net cash provided by operating activities	7,131	2,473

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(10,047)	(1,238)
Cash paid for property and equipment	-	(35)
Proceeds from the sale of oil and gas property	-	1,871
Net cash (used in) provided by investing activities	(10,047)	598

Cash Flows From Financing Activities:
Proceeds from issuance of shares, net of offering costs	50	8,237
Net cash provided by financing activities	50	8,237

Net (decrease) increase in cash and restricted cash	(2,866)	11,308
Cash and restricted cash at beginning of period	29,227	11,324
Cash and restricted cash at end of period	$26,361	$22,632

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$1,604	$54
Changes in estimates of asset retirement costs, net	$80	$16
Issuance of restricted common stock	$1	$1

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2021	84,236,146	$84	$220,984	$(129,585)	$91,483
Issuance of restricted common stock	1,200,000	1	(1)	-	-
Share-based compensation	-	-	563	-	563
Net income	-	-	-	1,339	1,339
Balances at March 31, 2022	85,436,146	85	221,546	(128,246)	93,385
Sale of common stock to non-affiliate	87,121	-	50	-	50
Share-based compensation	-	-	537	-	537
Net income	-	-	-	3,210	3,210
Balances at June 30, 2022	85,550,267	$85	$222,133	$(125,036)	$97,182

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2020	72,463,340	$72	$203,850	$(128,286)	$75,636
Issuance of restricted common stock	960,000	1	(1)	-	-
Rescinded restricted common stock	(16,667)	-	-	-	-
Issuance of common stock to non-affiliate	5,968,500	6	8,297	-	8,303
Cashless exercise of stock options	86,430	-	-	-	-
Share-based compensation	-	-	684	-	684
Net income	-	-	-	728	728
Balances at March 31, 2021	79,461,603	79	212,830	(127,558)	85,351
Offering costs incurred for issuance of common stock to non-affiliate	-	-	(66)	-	(66)
Share-based compensation	-	-	591	-	591
Net loss	-	-	-	(225)	(225)
Balances at June 30, 2021	79,461,603	$79	$213,355	$(127,783)	$85,651

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2021 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2021

.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil sales	$8,725	$3,505	$15,120	$6,938
Natural gas sales	473	210	894	285
Natural gas liquids sales	349	25	623	48
Total revenue from customers	$9,547	$3,740	$16,637	$7,271

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2022.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	June 30, 2022	December 31, 2021
Cash	$23,064	$25,930
Restricted cash included in other assets	3,297	3,297
Total cash and restricted cash	$26,361	$29,227

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Disposals	Transfers	Balance at June 30, 2022
Oil and gas properties, subject to amortization	$151,338	$8,391	$-	$2,555	$162,284
Oil and gas properties, not subject to amortization	2,559	52	-	(2,555)	56
Asset retirement costs	789	80	-	-	869
Accumulated depreciation, depletion and impairment	(88,219)	(3,872)	-	-	(92,091)
Total oil and gas assets	$66,467	$4,651	$-	$-	$71,118

For the six-month period ended June 30, 2022, the Company incurred $8,443,000 of capital costs primarily related to drilling operations, completion and facility construction for the two new wells started at the end of 2021 for our Permian Basin Asset and the acquisition and development of assets in the D-J Basin as noted below.

In January 2022, the Company consummated the acquisition of certain additional assets located in the D-J Basin from a third-party effective July 1, 2021, for approximately $500,000 in cash consideration. These assets include approximately 46.6 net leasehold acres and interests in 14 horizontal wells currently producing from the acreage. The Company incurred $1.2 million (included in the total number above) in net capital costs for its working interest in these 14 new well interests during the six months ended June 30, 2022.

As of June 30, 2022, the Company acquired approximately 164 net mineral acres in and around its existing footprint in the D-J Basin through multiple transactions at total acquisition and due diligence costs of $330,000.

The depletion recorded for production on proved properties for the three and six months ended June 30, 2022 and 2021, amounted to $2,127,000 compared to $1,511,000, and $3,872,000, compared to $2,944,000, respectively.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Six Months Ended June 30, 2022
Balance at the beginning of the period (1)	$1,525
Accretion expense	224
Liabilities settled	(42)
Changes in estimates, net	80
Balance at end of period (2)	$1,787

(1)	Includes $49,000 of current asset retirement obligations at December 31, 2021.

(2)	Includes $10,000 of current asset retirement obligations at June 30, 2022.

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

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Six Months Ended
June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$60

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

June 30, 2022
Operating lease – right-of-use asset	$123

Operating lease liabilities - current	$118
Operating lease liabilities - long-term	21
Total lease liability	$139

The weighted-average remaining lease term for the Company’s operating lease is 1.2 years as of June 30, 2022, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2022	$61
2023	82
Thereafter	-
Total lease payments	143
Less imputed interest	(4)
Total lease liability	$139

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no net acres expire during the remainder of 2022, and no significant net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, 76 acres are due to expire during the remainder of 2022 and 106 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well sufficient to hold the acreage before lease expiration, the Company may seek to extend leases where able.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2022, the Company granted an aggregate of 1,200,000 restricted stock awards to various employees of the Company (see Note 10 below).

On June 10, 2022, the Company sold 87,121 shares of common stock at a sales price of $1.66 per share via an ongoing “at the market offering” (the “ATM Offering”) for net proceeds of $141,000, which includes $4,400 in commission fees. The Company also incurred $91,000 in initial legal and audit fees for registration and placement of the ATM Offering.

The ATM Offering was made pursuant to the terms of that certain November 17, 2021, Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth Capital”, or the “Agent”). The Company will pay the sales agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement, less reimbursement of the first $40,000 of such gross proceeds. The Company has also provided the Agent with customary indemnification rights and has agreed to reimburse the sales agent for certain specified expenses up to $25,000. The Company currently has $3.5 million remaining available in securities which it may sell in the future under the Sales Agreement.

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

Stock-based compensation expense recorded related to the vesting of restricted stock for the six months ended June 30, 2022, was $849,000. The remaining unamortized stock-based compensation expense at June 30, 2022 related to restricted stock was $1,422,000.

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

During the six months ended June 30, 2022, the Company recognized stock option expense of $251,000. The remaining amount of unamortized stock options expense at June 30, 2022 was $489,000.

The intrinsic value of outstanding and exercisable options at June 30, 2022 was $-0-.

Option activity during the six months ended June 30, 2022 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2021	1,123,435	$1.80	3.0
Granted	520,000	$1.17
Expired/Canceled	(45,768)	$5.44
Outstanding at June 30, 2022	1,597,667	$1.49	3.3
Exercisable at June 30, 2022	624,000	$1.77	2.2

NOTE 11 – EARNINGS PER COMMON SHARE

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

The calculation of earnings per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2022	2021	2022	2021
Net income (loss)	$3,210	$(225)	$4,549	$503

Denominator:
Weighted average common shares – basic	85,479,421	79,461,603	85,305,583	78,157,942

Dilutive effect of common stock equivalents:
Options	-	-	-	75,830

Denominator:
Weighted average common shares – diluted	85,479,421	79,461,603	85,305,583	78,233,772

Earnings (loss) per share – basic	$0.04	$(0.00)	$0.05	$0.01
Earnings (loss) per share – diluted	$0.04	$(0.00)	$0.05	$0.01

For the three and six months ended June 30, 2022 and 2021, share equivalents related to options to purchase 1,597,667 compared to 1,278,436 and 1,597,667 compared to 1,126,769, shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 12 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2022 and 2021 fiscal years as a result of prior net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended June 30, 2022 and 2021, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On August 2, 2022, the Company received correspondence from the State of New Mexico Energy, Minerals and Natural Resources Department ("EMNRD") alleging that the Company’s New Mexico operating subsidiaries, Ridgeway Arizona Oil Corp. (“Ridgeway”) and EOR Operating Company (“EOR”), failed to comply with certain requirements of Agreed Compliance Orders previously negotiated and entered into by each of Ridgeway and EOR with the EMNRD (the “ACOs”), specifically alleging that Ridgeway and EOR failed to provide reports and proof of conducting certain well tests by dates specified in the ACOs.  Further, in the correspondence, the EMNRD notified us that the ACOs were now void due to alleged non-compliance, that an aggregate of approximately 333 legacy vertical wells inherited by the Company when it acquired the fields in 2018 were required to be brought back online or plugged immediately, and further demanded that Ridgway and EOR pay civil penalties totaling an aggregate of $850,500 no later than August 31, 2022, with additional penalties accruing thereafter as a result of our alleged non-compliance and interest accruing on unpaid portions thereof at 8.75% per annum.  The Company is currently in discussions with the EMNRD regarding the issues raised in the correspondence in an effort to reach a commercially reasonable resolution.  To that end, the Company is providing the EMNRD with documentation and records evidencing that the Company believes that it has maintained or exceeded its agreed upon compliance obligations under the ACOs, that the ACOs should not be voided, and that the Company has been performing additional work beyond what was required under the ACOs in order to restore production to various wells and has been conducting additional surface reclamations as prudent operators.  The Company is hopeful that the Company and the EMNRD will reach a commercially reasonable resolution that is agreeable to the parties which enables the Company to continue to plug these wells or bring them back online on an agreed upon schedule and will avoid the Company having to pay the demanded civil penalties, although there can be no assurances that the Company will be successful in reaching such a resolution or that such penalty fees can be waived.  In the event a commercially reasonable resolution cannot be reached with the EMNRD, the Company will be required to pay the currently assessed penalties in full, may be subject to additional penalties and/or actions which may be significant, and will have to promptly commence the plugging of approximately 333 legacy vertical wells at a minimum current estimated cost per well of approximately $45,000.

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

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms“ on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 11, 2022.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended June 30, 2022, above.

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

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three and six month periods ended June 30, 2022, and 2021, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesburg Basin in Colorado. As of June 30, 2022, we held approximately 31,482 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through PEDCO and approximately 11,747 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk. As of June 30, 2022, we held interests in 382 gross (303 net) wells in our Permian Basin Asset of which 38 are active producers, 16 are active injectors and two are active Saltwater Disposal Wells (“SWDs”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 86 gross (22.1 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 47 gross (5.8 net) wells are non-operated, and 21 wells have an after-payout interest.

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

●

Optimization of well density and configuration. We own properties that are legacy oil and gas fields characterized by widespread vertical and horizontal development and geological well control. We utilize the extensive petrophysical and production data of such legacy properties to confirm optimal well spacing and configuration using modern reservoir evaluation methodologies.

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

We also are committed to developing and monitoring environmental, social and governance (“ESG”) initiatives and the Board of Directors plans to evaluate the potential adoption of ESG initiatives from time to time, provided that no definitive ESG plans have been adopted to date.

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin. Our net capital expenditures for 2022 are estimated at the time of this Quarterly Report to range between $30 million to $35 million. This estimate includes a range of $28 million to $33 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $7.9 million in expenses through June 30, 2022) and approximately $2 million in estimated capital expenditures through the end of the year for electric submersible pumps (“ESP”) purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, and other miscellaneous capital expenses (of which we have incurred $0.5 million in expenses through June 30, 2022). This estimate does not include anything for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is 100% operated and nearly all held by production (“HBP”), allowing for flexibility of timing on development. Our 2022 development program incorporates an increase in both basins relating to service cost and materials inflation resulting in an estimated cost increase of approximately 25 to 30 percent per well on our Permian Asset and 10 to 20 percent on our D-J Asset, based on costs we have experienced commencing in the third quarter of 2021 and continuing through the second quarter of 2022. Our 2022 development program is based upon our current outlook for the remainder of the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting and capital availability, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, including to fund the remainder of our 2022 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings, including up to $3.5 million in securities which we may sell in the future under our “at the market” Sales Agreement, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2022.

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

Results of Operations

The following discussion and analysis of the results of operations for the three-and six-month periods ended June 30, 2022 and 2021, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

We reported net income for the three-month period ended June 30, 2022 of $3.2 million, or $0.04 per share, compared to a net loss for the three-month period ended June 30, 2021 of $0.2 million or ($0.00) per share. The increase in net income of $3.4 million, when comparing the current period to the prior year’s period, was primarily due to a $5.8 million increase in net revenues offset by a $2.0 million increase in total operating expenses and a $0.4 million gain from forgiveness of our $370,000 Paycheck Protection Program (“PPP”) loan (the “New PPP Loan”) in the prior period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Increase	% Increase
Sale Volumes:
Crude Oil (Bbls)	79,439	55,129	24,310	44%
Natural Gas (Mcf)	67,429	55,765	11,664	21%
NGL (Bbls)	7,978	933	7,045	755%
Total (Boe) (1)	98,655	65,356	33,299	51%

Crude Oil (Bbls per day)	873	606	267	44%
Natural Gas (Mcf per day)	741	613	128	21%
NGL (Bbls per day)	88	10	78	780%
Total (Boe per day) (1)	1,085	718	367	51%

Average Sale Price:
Crude Oil ($/Bbl)	$109.82	$63.58	$46.24	73%
Natural Gas ($/Mcf)	7.01	3.76	3.25	86%
NGL ($/Bbl)	43.78	26.73	17.05	64%

Net Operating Revenues (in thousands):
Crude Oil	$8,725	$3,505	$5,220	149%
Natural Gas	473	210	263	125%
NGL	349	25	324	1,296%
Total Revenues	$9,547	$3,740	$5,807	155%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended June 30, 2022, increased $5.8 million, or 155%, to $9.5 million, compared to $3.7 million for the same period a year ago, due to a favorable price variance of $2.7 million due to the average sales prices for crude oil, natural gas and NGLs realized by the Company increasing considerably since the three-month period ended June 30, 2021, coupled with a favorable volume variance of $3.1 million. The increase in production volume is related to the positive performance from our participation in non-operated wells in the D-J Basin Asset, as well as production contributions from two new wells in our operated Permian Basin Asset that were completed in the first quarter of 2022.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,164	$895	$269	30%
Workovers	743	212	531	250%
Gain on ARO Settlement	(6)	-	(6)	100%
Other*	901	348	553	159%
Total Lease Operating Expenses	$2,802	$1,455	$1,347	93%

Depreciation, Depletion,
Amortization and Accretion	$2,228	$1,602	$626	39%

General and Administrative (Cash)	$759	$739	$20	3%
Share-Based Compensation (Non-Cash)	537	591	(54)	(9%)
Total General and Administrative Expense	$1,296	$1,330	$(34)	(3%)

Interest Income	$4	$3	$1	33%
Other Income (Expense)	$(15)	$45	$(60)	(133%)
Gain on Forgiveness of New PPP Loan	$-	$374	$(374)	100%

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The increase of $1.3 million was primarily due to increased overall activity compared to the prior period as well as increased taxes and marketing fees from higher production volumes. Additional workovers for artificial lift repairs and optimizations have been executed to maximize production volumes during the current increased commodity pricing environment. Approximately $300,000 of the increased non-recurring costs for this period were dedicated to environmental cleanup and reclamations of historic well and facility sites that were inherited from previous operators in our Permian Basin Asset. Service and materials costs have also increased accordingly with general supply chain and inflation issues seen throughout the industry leading to increased operating costs.

Depreciation, Depletion, Amortization and Accretion. The $0.6 million increase was primarily the result of an increase in production (noted above) in the current period when compared to the prior period.

General and Administrative Expenses (excluding share-based compensation). There was a nominal increase in general and administrative expenses (excluding share-based compensation) as the Company continues to strive to contain costs and remain within budget from period to period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased by a nominal $54,000, primarily due to the forfeiture of certain employee stock-based options and nonvested restricted shares due to certain voluntary employee terminations. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Income and Other Income (Expense). Includes interest earned from our interest-bearing cash accounts, for which interest rates have remained relatively flat for both the current and prior periods. Other expense in the current period is primarily related to a $15,000 royalty adjustment.

Gain on Forgiveness of New PPP Loan. Includes principal and accrued interest from our New PPP Loan that was fully forgiven during the prior period.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

We reported net income for the six-month period ended June 30, 2022 of $4.5 million, or $0.05 per share, compared to net income for the six-month period ended June 30, 2021 of $0.5 million or $0.01 per share. The increase in net income of $4.0 million was primarily due to a $9.4 million increase in revenue, offset by an increase of $3.2 million in total operating expenses in the current period, offset further by a $0.4 million gain from forgiveness of our New PPP Loan coupled with a $1.8 million gain on sale of oil and gas properties in the prior period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Increase	% Increase
Sale Volumes:
Crude Oil (Bbls)	157,276	117,251	40,025	34%
Natural Gas (Mcf)	132,666	88,665	44,001	50%
NGL (Bbls)	13,483	1,736	11,747	677%
Total (Boe) (1)	192,870	133,765	59,105	44%

Crude Oil (Bbls per day)	869	648	221	34%
Natural Gas (Mcf per day)	733	490	243	50%
NGL (Bbls per day)	74	10	64	640%
Total (Boe per day) (1)	1,065	740	325	44%

Average Sale Price:
Crude Oil ($/Bbl)	$96.14	$59.17	$36.97	62%
Natural Gas ($/Mcf)	6.74	3.21	3.53	110%
NGL ($/Bbl)	46.20	27.72	18.48	67%

Net Operating Revenues (in thousands):
Crude Oil	$15,120	$6,938	$8,182	118%
Natural Gas	894	285	609	214%
NGL	623	48	575	1,198%
Total Revenues	$16,637	$7,271	$9,366	129%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the six-month period ended June 30, 2022 increased $9.4 million, or 129%, to $16.6 million, compared to $7.2 million for the same period a year ago, due primarily to a favorable price variance of $4.7 million, coupled with a favorable volume variance of $4.7 million. The increase in production volume is primarily driven by two main factors including, production from two new wells in the operated Permian Basin asset, and the positive performance from our participation in non-operated wells in the D-J Basin Asset.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$2,197	$1,821	$376	21%
Workovers	1,412	330	1,082	328%
Gain on ARO Settlement	(6)	-	(6)	100%
Other*	1,555	590	965	164%
Total Lease Operating Expenses	$5,158	$2,741	$2,417	88%

Depreciation, Depletion,
Amortization and Accretion	$4,114	$3,163	$951	30%

General and Administrative (Cash)	$1,788	$1,822	$(34)	(2%)
Share-Based Compensation (Non-Cash)	1,100	1,275	(175)	(14%)
Total General and Administrative Expense	$2,888	$3,097	$(209)	(7%)

Gain on Sale of Oil and Gas Properties	$-	$1,805	$(1,805)	(100%)

Interest Expense	$-	$(1)	$1	(100%)
Interest Income	$7	$7	$-	-
Other Income	$65	$48	$17	35%
Gain on Forgiveness of new PPP Loan	$-	$374	$(374)	(100%)

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The increase of $2.4 million was primarily due to increased overall activity compared to the prior period as well as increased taxes and marketing fees from higher production volumes. Also, additional workovers for artificial lift repairs and optimizations have been executed during the current period in an effort to maximize production volumes during the current increased commodity pricing environment. Approximately $415,000 of the workover costs for this period were dedicated to environmental cleanup and reclamations of historic well and facility sites that were inherited from previous operators in our Permian Basin asset. Service and materials costs have also increased accordingly with general supply chain and inflation issues seen throughout the industry. The two new wells with high production volume brought online in the Permian Basin asset also carry higher lease operating expenses to support the fluid production volumes.

Depreciation, Depletion, Amortization and Accretion. The $1.0 million increase was primarily the result of an increase in production (noted above) in the current period when compared to the prior period.

General and Administrative Expenses (excluding share-based compensation). The decrease of $34,000 in general and administrative expenses (excluding share-based compensation) was primarily due to the award and payment of a $250,000 bonus to officers and employees of the Company in the prior period, whereas a bonus award for officers and employees of the Company was accrued in the fourth quarter of the prior year, hence no bonus expense was recognized in the current period; however, the accrued bonus awards in the aggregate amount of $210,000 were paid out in the current period to our Chief Accounting Officer, President and Executive Vice President, General Counsel and Secretary, and additional accrued bonus awards in the aggregate amount of $155,000 were paid out in the current period to non-officers of the Company. The bonus payroll decrease was offset by a $186,000 increase in salaries in the current period compared to the prior period, which was primarily related to officer and employee merit increases, which were effective as of February 1, 2022, and due to a 20% salary reduction for all the salaried officers and employees that was still in effect during the first three months of the prior period, which was put in place to reduce costs at the time that oil and gas prices were falling as a result of decreased demand due to the COVID-19 pandemic. The 20% reduction in salaries was returned to prior levels beginning April 1, 2021, as the Company determined that the oil markets have recovered to acceptable level. There were additional net increases of $30,000 in other standard general administrative expenses primarily related to legal, professional, business development and insurance fees.

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

Gain on Sale of Oil and Gas Properties. The Company sold rights to 230 net acres and interests in three non-operated wells located in the D-J Basin for net cash proceeds of $1.9 million and recognized a gain on sale of oil and gas properties of $1.8 million during the prior period.

Interest Expense. The $0.01 million of interest expense in the prior period was due to accrued interest related to the Company’s New PPP Loan, which was forgiven in the prior period.

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have remained relatively flat for both the current and prior periods. Other income in the current period is primarily related to an $80,000 vendor dispute settlement offset by a $15,000 royalty adjustment.

Gain on Forgiveness of New PPP Loan. Includes principal and accrued interest from our New PPP Loan that was fully forgiven during the current period.

Liquidity and Capital Resources

The primary sources of cash for the Company during the six-month period ended June 30, 2022 were from $16.6 million in sales of crude oil and natural gas. The primary uses of cash were funds used for drilling, completion and operating costs.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. COVID-19 and the governmental responses thereto significantly reduced worldwide economic activity during much of 2020. While oil and gas prices have increased above pre-pandemic levels, it is not possible at this time for the Company to estimate the full impact that COVID-19 will have on the Company’s business in the future as such estimate would need to be based on whether or not COVID-19 continues to spread and the continued effectiveness of the containment of the virus. However, the Company’s operations have previously been disrupted, and may be disrupted again in the future due to COVID-19. The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions, including as a result of ongoing supply constraints, increased inflation and increased interest rates, as well as an adverse effect on the Company’s business and financial condition and may continue to have an adverse effect on the Company, including on its potential to conduct financings on terms acceptable to the Company, if at all. The extent to which the COVID-19 outbreak will continue to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including the effect of virus mutations, and the actions to contain its impact. Any future decrease in the price of oil, or the demand for oil and gas, as a result of COVID-19 or otherwise, will likely have a negative impact on our results of operations and cash flows.

Ukraine Conflict

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during the first half of 2022 has partially been due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia.

We plan to continue to closely monitor the global energy markets and oil and gas pricing, with the remainder of our 2022 development plan being subject to revision, if and as necessary, to react to market conditions in the best interest of its shareholders, while prioritizing its financial strength and liquidity.

Working Capital

At June 30, 2022, the Company’s total current assets of $27.9 million exceeded its total current liabilities of $3.7 million, resulting in a working capital surplus of $24.2 million, while at December 31, 2021, the Company’s total current assets of $28.0 million exceeded its total current liabilities of $5.2 million, resulting in a working capital surplus of $22.8 million. The $1.4 million increase in our working capital surplus is primarily related to increases in our oil and gas sales (described above).

Financing

The Company has an ongoing $3.6 million offering of securities in an “at the market offering”, pursuant to which the Company may sell securities from time to time (the “ATM Offering”). On June 10, 2022, the Company sold 87,121 shares of common stock at a sales price of $1.66 per share in the ATM Offering for net proceeds of $141,000, which includes $4,400 in commission fees. The Company also incurred $91,000 in initial legal and audit fees for registration and placement of the ATM Offering.

The ATM Offering was made pursuant to the terms of that certain November 17, 2021, Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth Capital”, or the “Agent”). The Company will pay the sales agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement, less reimbursement of the first $40,000 of such gross proceeds. The Company has also provided the Agent with customary indemnification rights and has agreed to reimburse the sales agent for certain specified expenses up to $25,000. The Company currently has $3.5 million remaining available in securities which we may sell in the future via the Sales Agreement.

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, including to fund the remainder of our 2022 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from SK Energy LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, which funding SK Energy is under no obligation to provide, (iv) public or private debt or equity financings, including up to $3.5 million in securities which we may sell in the future under the ATM Offering Sales Agreement, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2022.

Cash Flows (in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities	$7,131	$2,473
Cash flows (used in) provided by investing activities	(10,047)	598
Cash flows provided by financing activities	50	8,237
Net (decrease) increase in cash and restricted cash	$(2,866)	$11,308

Cash flows provided by operating activities. Net cash provided by operating activities increased by $4.7 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in net income of $4.0 million, coupled with a $1.0 million increase in depreciation, depletion and amortization (due to increased sales production), which was offset by a $1.8 million decrease in gain on the sale of oil and gas properties and $0.4 million of gain from forgiveness of our New PPP Loan in the prior period, and a $1.9 million net decrease to our other components of working capital (predominantly from our additional oil and gas sales receivable) in the current period, related to our increased revenue and operational activity.

Cash flows (used in) provided by investing activities. Net cash used in investing activities increased by $10.6 million for the current year’s period, when compared to the prior year’s period, primarily due to increased capital spending relating to our drilling and completion activities.

Cash flows provided by financing activities. In the prior period, the Company closed an underwritten public offering of 5,968,500 shares of common stock at a public offering price of $1.50 per share, which included the full exercise of the underwriter’s over-allotment option, for net proceeds (after deducting the underwriters’ discount equal to 6% of the public offering price and expenses associated with the offering) which generated $8.2 million of proceeds, net of offering costs. The current period sale of our common stock via our ATM Offering is discussed directly above.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to GAAP measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation, gain on sale of oil and gas properties, gain on forgiveness of PPP loan, and accounts payable settlements. Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$3,210	$(225)	$4,549	$503
Add (deduct)
Depreciation, depletion, amortization and accretion	2,228	1,602	4,114	3,163
Interest expense	-	-	-	1
EBITDA	5,438	1,377	8,663	3,667
Add (deduct)
Share-based compensation	537	591	1,100	1,275
Gain on sale of oil and gas properties	-	-	-	(1,805)
Gain on forgiveness of PPP loan	-	(374)	-	(374)
Accounts payables settlements	-	(27)	-	(32)
Adjusted EBITDA	$5,975	$1,567	$9,763	$2,731

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of June 30, 2022, that our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 11, 2022 (the “Form 10-K”), under the heading “Item 1A. Risk Factors“, except as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first and second quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.

The first and second quarters of 2022 have seen significant increases in the costs of certain materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Our 2022 development program incorporates an increase in both basins relating to service cost and materials inflation resulting in an estimated cost increase of approximately 25 to 30 percent per well on our Permian Asset and 10 to 20 percent on our D-J Asset, based on costs we have experienced commencing in the third quarter of 2021 and continuing through the second quarter of 2022. Service and materials costs have also increased accordingly with general supply chain and inflation issues seen throughout the industry leading to increased operating costs. Recent supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during the first half of 2022 has partially been due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described under “Risk Factors” in Item 1A of our 2021 Annual Report on Form 10-K.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

Prices of oil, NGL and natural gas prices, have in the past, and will continue in the future, to be volatile and such volatility may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 88% of our estimated proved reserves as of December 31, 2021 were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, and most recently surging to over $125 a barrel in early March 2022, following Russia’s invasion of the Ukraine, with current trading prices around $88-105 a barrel. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. During the year ended December 31, 2020, the daily NYMEX WTI oil spot price ranged from a high of $63.27 per Bbl to a low of ($36.98) per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $3.14 per MMBtu to a low of $1.33 per MMBtu. During the year ended December 31, 2021, the daily NYMEX WTI oil spot price ranged from a high of $85.64 per Bbl to a low of 47.47 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $23.86 per MMBtu to a low of $2.43 per MMBtu. During the six months ended June 30, 2022, the daily NYMEX WTI oil spot price ranged from a high of $121.94 per Bbl to a low of 94.22 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $9.44 per MMBtu to a low of $5.43 per MMBtu.

We have received a Demand for Payment from the State of New Mexico Energy, Minerals and Natural Resources Department (“EMNRD”) and if we fail to reach a commercially reasonable resolution with the EMNRD regarding the disposition of legacy vertical wells in our New Mexico Asset, our business, results of operations and cash flows would materially and adversely be affected.

On August 2, 2022, the Company received correspondence from the EMNRD alleging that the Company’s New Mexico operating subsidiaries, Ridgeway Arizona Oil Corp. (“Ridgeway”) and EOR Operating Company (“EOR”), failed to comply with certain requirements of Agreed Compliance Orders previously negotiated and entered into by each of Ridgeway and EOR with the EMNRD (the “ACOs”), specifically alleging that Ridgeway and EOR failed to provide reports and proof of conducting certain well tests by dates specified in the ACOs.  Further, in the correspondence, the EMNRD notified us that the ACOs were now void due to alleged non-compliance, that an aggregate of approximately 333 legacy vertical wells inherited by the Company when it acquired the fields in 2018 were required to be brought back online or plugged immediately, and further demanded that Ridgway and EOR pay civil penalties totaling an aggregate of $850,500 no later than August 31, 2022, with additional penalties accruing thereafter as a result of our alleged non-compliance and interest accruing on unpaid portions thereof at 8.75% per annum.  The Company is currently in discussions with the EMNRD regarding the issues raised in the correspondence in an effort to reach a commercially reasonable resolution.  To that end, the Company is providing the EMNRD with documentation and records evidencing that the Company believes that it has maintained or exceeded its agreed upon compliance obligations under the ACOs, that the ACOs should not be voided, and that the Company has been performing additional work beyond what was required under the ACOs in order to restore production to various wells and has been conducting additional surface reclamations as prudent operators.  The Company is hopeful that the Company and the EMNRD will reach a commercially reasonable resolution that is agreeable to the parties which enables the Company to continue to plug these wells or bring them back online on an agreed upon schedule and will avoid the Company having to pay the demanded civil penalties, although there can be no assurances that the Company will be successful in reaching such a resolution or that such penalty fees can be waived.  In the event a commercially reasonable resolution cannot be reached with the EMNRD, the Company will be required to pay the currently assessed penalties in full, may be subject to additional penalties and/or actions which may be significant, and will have to promptly commence the plugging of approximately 333 legacy vertical wells at a minimum current estimated cost per well of approximately $45,000. The requirement that we pay the demanded civil penalties, additional penalties and/or interest, the requirement that we plug the approximately 333 legacy vertical wells, and/or further actions that the EMNRD may take against us, would likely have a material adverse effect on our business, financial condition and results of operations, could require us to raise additional funding which may not be available on commercially reasonable terms, if at all, and may negatively affect our drilling plans for 2022 and beyond. The occurrence of any one or more of the above may cause the value of our securities to decline in value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended June 30, 2022, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

On August 2, 2022, the Company received correspondence from the EMNRD alleging that the Company’s New Mexico operating subsidiaries, Ridgeway Arizona Oil Corp. (“Ridgeway”) and EOR Operating Company (“EOR”), failed to comply with certain requirements of Agreed Compliance Orders previously negotiated and entered into by each of Ridgeway and EOR with the EMNRD (the “ACOs”), specifically alleging that Ridgeway and EOR failed to provide reports and proof of conducting certain well tests by dates specified in the ACOs.  Further, in the correspondence, the EMNRD notified us that the ACOs were now void due to alleged non-compliance, that an aggregate of approximately 333 legacy vertical wells inherited by the Company when it acquired the fields in 2018 were required to be brought back online or plugged immediately, and further demanded that Ridgway and EOR pay civil penalties totaling an aggregate of $850,500 no later than August 31, 2022, with additional penalties accruing thereafter as a result of our alleged non-compliance and interest accruing on unpaid portions thereof at 8.75% per annum.  The Company is currently in discussions with the EMNRD regarding the issues raised in the correspondence in an effort to reach a commercially reasonable resolution.  To that end, the Company is providing the EMNRD with documentation and records evidencing that the Company believes that it has maintained or exceeded its agreed upon compliance obligations under the ACOs, that the ACOs should not be voided, and that the Company has been performing additional work beyond what was required under the ACOs in order to restore production to various wells and has been conducting additional surface reclamations as prudent operators.  The Company is hopeful that the Company and the EMNRD will reach a commercially reasonable resolution that is agreeable to the parties which enables the Company to continue to plug these wells or bring them back online on an agreed upon schedule and will avoid the Company having to pay the demanded civil penalties, although there can be no assurances that the Company will be successful in reaching such a resolution or that such penalty fees can be waived.  In the event a commercially reasonable resolution cannot be reached with the EMNRD, the Company will be required to pay the currently assessed penalties in full, may be subject to additional penalties and/or actions which may be significant, and will have to promptly commence the plugging of approximately 333 legacy vertical wells at a minimum current estimated cost per well of approximately $45,000.

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

PEDEVCO Corp.

August 15, 2022	By:	/s/ Simon Kukes
Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

August 15, 2022	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

