Form 10-Q
period 2022-09-30
PEDEVCO CORP
filed 2022-11-14
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

At November 11, 2022, there were 85,790,267 shares of the Registrant’s common stock outstanding.

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

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	technology;
●	cash flows and liquidity;
●	financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including in particular additional permit scrutiny in Colorado;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the 2019 coronavirus (“COVID-19”));
●	the continued effects of the COVID-19 pandemic, including its effects on commodity prices, downstream capacity, employee health and safety, business continuity and regulatory matters;
●	political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and involving Russia and Ukraine;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	future operating results;
●	increased inflation, rising interest rates and possible U.S. and global recessions;
●	future acquisition transactions; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash	$27,361	$25,930
Accounts receivable – oil and gas	2,681	1,782
Prepaid expenses and other current assets	316	326
Total current assets	30,358	28,038

Oil and gas properties – successful efforts method:
Oil and gas properties, subject to amortization, net	69,699	63,908
Oil and gas properties, not subject to amortization, net	592	2,559
Total oil and gas properties, net	70,291	66,467

Operating lease – right-of-use asset	98	173
Other assets	3,722	3,543
Total assets	$104,469	$98,221

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$719	$2,626
Accrued expenses	1,820	1,454
Revenue payable	996	938
Operating lease liabilities – current	110	114
Asset retirement obligations – current	11	49
Total current liabilities	3,656	5,181

Long-term liabilities:
Operating lease liabilities, net of current portion	-	81
Asset retirement obligations, net of current portion	2,080	1,476
Total liabilities	5,736	6,738

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 85,790,267 and 84,263,146 shares issued and outstanding, respectively	86	84
Additional paid-in capital	222,604	220,984
Accumulated deficit	(123,957)	(129,585)
Total shareholders’ equity	98,733	91,483
Total liabilities and shareholders’ equity	$104,469	$98,221

See accompanying notes to unaudited condensed consolidated financial statements.

PEDEVCO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2022	2021	2022	2021
Oil and gas sales	$7,472	$4,069	$24,109	$11,340

Operating expenses:
Lease operating costs	2,918	1,423	8,076	4,164
Selling, general and administrative expense	1,220	1,337	4,108	4,434
Depreciation, depletion, amortization and accretion	2,313	1,666	6,427	4,829
Total operating expenses	6,451	4,426	18,611	13,427

Gain on sale of oil and gas properties	-	-	-	1,805

Operating income (loss)	1,021	(357)	5,498	(282)

Other income (expense):
Interest expense	-	-	-	(1)
Interest income	33	4	40	11
Other income	25	28	90	76
Gain on forgiveness of PPP loan	-	-	-	374
Total other income	58	32	130	460

Net income (loss)	$1,079	$(325)	$5,628	$178

Income (loss) per common share:
Basic	$0.01	$(0.00)	$0.07	$0.00
Diluted	$0.01	$(0.00)	$0.07	$0.00

Weighted average number of common shares outstanding:
Basic	85,644,180	79,533,016	85,419,689	78,628,077
Diluted	85,644,180	79,533,016	85,419,689	78,700,140

See accompanying notes to unaudited condensed consolidated financial statements.

PEDEVCO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$5,628	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	6,427	4,829
Gain on sale of oil and gas properties	-	(1,805)
Amortization of right-of-use asset	75	72
Share-based compensation expense	1,572	1,867
Gain on forgiveness of PPP loan	-	(374)
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(899)	(860)
Prepaid expenses and other current assets	10	(295)
Accounts payable	(243)	51
Accrued expenses	366	184
Revenue payable	58	124
Net cash provided by operating activities	12,994	3,971

Cash Flows From Investing Activities:
Cash paid for drilling, completion, acquisition costs	(11,413)	(2,145)
Cash paid for property and equipment	-	(35)
Proceeds from the sale of oil and gas property	-	1,871
Net cash used in investing activities	(11,413)	(309)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	50	8,237
Net cash provided by financing activities	50	8,237

Net increase in cash and restricted cash	1,631	11,899
Cash and restricted cash at beginning of period	29,227	11,324
Cash and restricted cash at end of period	$30,858	$23,223

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$1,791	$54
Changes in estimates of asset retirement costs, net	$158	$16
Issuance of restricted common stock	$2	$1

See accompanying notes to unaudited condensed consolidated financial statements.

PEDEVCO CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2021	84,263,146	$84	$220,984	$(129,585)	$91,483
Issuance of restricted common stock	1,200,000	1	(1)	-	-
Share-based compensation	-	-	563	-	563
Net income	-	-	-	1,339	1,339
Balances at March 31, 2022	85,463,146	85	221,546	(128,246)	93,385
Sale of common stock to non-affiliate	87,121	-	50	-	50
Share-based compensation	-	-	537	-	537
Net income	-	-	-	3,210	3,210
Balances at June 30, 2022	85,550,267	85	222,133	(125,036)	97,182
Issuance of restricted common stock	240,000	1	(1)	-	-
Share-based compensation	-	-	472	-	472
Net income	-	-	-	1,079	1,079
Balances at September 30, 2022	85,790,267	$86	$222,604	$(123,957)	$98,733

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2020	72,463,340	$72	$203,850	$(128,286)	$75,636
Issuance of restricted common stock	960,000	1	(1)	-	-
Rescinded restricted common stock	(16,667)	-	-	-	-
Issuance of common stock to non-affiliate	5,968,500	6	8,297	-	8,303
Cashless exercise of stock options	86,430	-	-	-	-
Share-based compensation	-	-	684	-	684
Net income	-	-	-	728	728
Balances at March 31, 2021	79,461,603	79	212,830	(127,558)	85,351
Offering costs incurred for issuance of common stock to non-affiliate	-	-	(66)	-	(66)
Share-based compensation	-	-	591	-	591
Net loss	-	-	-	(225)	(225)
Balances at June 30, 2021	79,461,603	79	213,355	(127,783)	85,651
Issuance of restricted common stock	240,000	1	(1)	-	-
Issuance of common stock to non-affiliate	50,000	-	-	-	-
Share-based compensation	-	-	592	-	592
Net loss	-	-	-	(325)	(325)
Balances at September 30, 2021	79,751,603	$80	$213,946	$(128,108)	$85,918

See accompanying notes to unaudited condensed consolidated financial statements.

PEDEVCO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022 (the “2021 Annual Report”), have been omitted.

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

Subsequent Events

The Company has evaluated all transactions through the date the condensed consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Oil sales	$6,978	$3,697	$22,098	$10,635
Natural gas sales	398	319	1,292	604
Natural gas liquids sales	96	53	719	101
Total revenue from customers	$7,472	$4,069	$24,109	$11,340

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2022.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	September 30, 2022	December 31, 2021
Cash	$27,361	$25,930
Restricted cash included in other assets	3,497	3,297
Total cash and restricted cash	$30,858	$29,227

                Total restricted cash increased $200,000 during the current period due to an additional collateralized deposit related to an increase in a plugging and abandonment bond with the State of New Mexico.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Disposals	Transfers	Balance at September 30, 2022
Oil and gas properties, subject to amortization	$151,338	$9,030	$-	$2,559	$162,927
Oil and gas properties, not subject to amortization	2,559	592	-	(2,559)	592
Asset retirement costs	789	158	-	-	947
Accumulated depreciation, depletion and impairment	(88,219)	(5,956)	-	-	(94,175)
Total oil and gas properties, net	$66,467	$3,824	$-	$-	$70,291

For the nine-month period ended September 30, 2022, the Company incurred $9,622,000 of capital costs primarily related to drilling operations, completion and facility construction for the two new wells started at the end of 2021 for our Permian Basin Asset and the acquisition and development of assets in the D-J Basin.

In January 2022, the Company consummated the acquisition of certain additional assets located in the D-J Basin from a third-party effective July 1, 2021, for approximately $500,000 in cash consideration. These assets include approximately 46.6 net leasehold acres and interests in 14 horizontal wells currently producing from the acreage.  The Company incurred $1.2 million (included in the total number above) in net capital costs for its working interest in these 14 new well interests during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company acquired approximately 289 net mineral acres and 612 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions at total acquisition and due diligence costs of $443,000 and $534,000, respectively.

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2022 and 2021, amounted to $2,084,000, compared to $1,576,000, and $5,956,000, compared to $4,520,000, respectively.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Nine Months Ended September 30, 2022
Balance at the beginning of the period (1)	$1,525
Accretion expense	450
Liabilities settled	(42)
Changes in estimates, net	158
Balance at end of period (2)	$2,091

(1)	Includes $49,000 of current asset retirement obligations at December 31, 2021.

(2)	Includes $11,000 of current asset retirement obligations at September 30, 2022.

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

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Nine Months Ended
September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$91

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

September 30, 2022
Operating lease – right-of-use asset	$98

Operating lease liabilities - current	$110
Operating lease liabilities - long-term	-
Total lease liability	$110

The weighted-average remaining lease term for the Company’s operating lease is 0.9 years as of September 30, 2022, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2022	$30
2023	82
Thereafter	-
Total lease payments	112
Less imputed interest	(2)
Total lease liability	$110

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no net acres expire during the remainder of 2022, and 612 net acres expire thereafter (net to our direct ownership interest only). In the Permian Basin Asset, 63 acres are due to expire during the remainder of 2022 and 106 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well sufficient to hold the acreage before lease expiration, the Company may seek to extend leases where able.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2022, the Company granted an aggregate of 1,440,000 restricted stock awards to various employees and board members of the Company (see Note 10 below).

On June 10, 2022, the Company sold 87,121 shares of common stock at a sales price of $1.66 per share via an ongoing “at the market offering” (the “ATM Offering”) for net proceeds of $141,000, which includes $4,000 in commission fees. The Company also incurred $91,000 in initial legal and audit fees for registration and placement of the ATM Offering.

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

On August 25, 2022, restricted stock awards were granted to three board members for an aggregate of 240,000 shares of the Company’s restricted common stock, under the Company’s 2021 Equity Incentive Plan.  The grant of the 240,000 shares of restricted common stock vest as follows: 100% of 170,000 shares and 100% of 70,000 shares vesting on July 12, 2023 and September 27, 2023, respectively, contingent upon each recipient’s continued service with the Company. These shares have a total fair value of $280,000, based on the market price on the grant date.

Stock-based compensation expense recorded related to the vesting of restricted stock for the nine months ended September 30, 2022, was $1,260,000. The remaining unamortized stock-based compensation expense at September 30, 2022 related to restricted stock was $1,291,000.

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

During the nine months ended September 30, 2022, the Company recognized stock option expense of $312,000. The remaining amount of unamortized stock options expense at September 30, 2022 was $318,000.

The intrinsic value of outstanding and exercisable options at September 30, 2022 was $-0-.

Option activity during the nine months ended September 30, 2022 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2021	1,123,435	$1.80	3.0
Granted	520,000	$1.17
Expired/Canceled	(187,435)	$2.34
Outstanding at September 30, 2022	1,456,000	$1.51	2.8
Exercisable at September 30, 2022	624,000	$1.77	1.7

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

The calculation of earnings per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2022	2021	2022	2021
Net income (loss)	$1,079	$(325)	$5,628	$178

Denominator:
Weighted average common shares – basic	85,644,180	79,533,016	85,419,689	78,628,077

Dilutive effect of common stock equivalents:
Options	-	-	-	72,063

Denominator:
Weighted average common shares – diluted	85,644,180	79,533,016	85,419,689	78,700,140

Earnings (loss) per share – basic	$0.01	$(0.00)	$0.07	$0.00
Earnings (loss) per share – diluted	$0.01	$(0.00)	$0.07	$0.00

For the three and nine months ended September 30, 2022 and 2021, share equivalents related to options to purchase 1,456,000, compared to 1,143,436, and 1,456,000, compared to 1,126,769, shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 12 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2022 and 2021 fiscal years as a result of prior net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three and nine months ended September 30, 2022 and 2021, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On August 2, 2022, the Company received correspondence from the State of New Mexico Energy, Minerals and Natural Resources Department (“EMNRD”) alleging that the Company’s New Mexico operating subsidiaries, Ridgeway Arizona Oil Corp. (“Ridgeway”) and EOR Operating Company (“EOR”), failed to comply with certain requirements of Agreed Compliance Orders previously negotiated and entered into by each of Ridgeway and EOR with the EMNRD (the “ACOs”), specifically alleging that Ridgeway and EOR failed to provide reports and proof of conducting certain well tests by dates specified in the ACOs.  Further, in the correspondence, the EMNRD notified us that the ACOs were now void due to alleged non-compliance, that an aggregate of approximately 333 legacy vertical wells inherited by the Company when it acquired the fields in 2018 were required to be brought back online or plugged immediately, and further demanded that Ridgway and EOR pay civil penalties totaling an aggregate of $850,500 no later than August 31, 2022, with additional penalties accruing thereafter as a result of our alleged non-compliance and interest accruing on unpaid portions thereof at 8.75% per annum.  The Company immediately engaged in discussions with the EMNRD regarding the issues raised in the correspondence, and in mid-August 2022 the EMNRD confirmed that it had erred in alleging that Ridgeway was in violation of its ACO pertaining to approximately 284 legacy vertical wells operated by Ridgeway, and that the EMNRD’s demand letter related to the Ridgeway ACO was invalid and withdrawn.  Following additional correspondence between the Company and the EMNRD related to EOR’s ACO pertaining to approximately 49 legacy vertical wells operated by EOR, on November 10, 2022, EOR entered into an amended ACO with the EMNRD (the “Amended EOR ACO”), which provides, among other things, that (i) the EMNRD’s demand for payment of penalties was resolved, (ii) EOR would restore to production, or plug and abandon, the 49 wells listed in the Amended EOR ACO by no later than December 31, 2024, (iii) EOR would provide monthly reports to the Director of the Oil Conservation Division (“OCD”) regarding actions taken for each well, (iv) EOR would maintain financial assurance for the wells and place $50,000 cash in an escrow account in New Mexico designating the OCD as beneficiary, which escrowed funds will be forfeit in the event EOR fails to meet any well plugging deadline, (v) EOR may request, and the OCD may grant, an extension of the deadlines under the Amended EOR ACO for good cause shown, and (vi) EOR may not transfer a well to another operator unless approved by the OCD.  Accordingly, the Company believes that the issues raised in the August 2, 2022 correspondence from the EMNRD regarding compliance failures by its New Mexico operating subsidiaries, Ridgeway and EOR, have been favorably resolved.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2022, above.

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

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three and nine month periods ended September 30, 2022, and 2021, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied.  In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesburg Basin in Colorado.  As of September 30, 2022, we held approximately 31,309 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), and approximately 12,188 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”). As of September 30, 2022, we held interests in 382 gross (303 net) wells in our Permian Basin Asset of which 35 are active  producers, 16 are active injectors and two are active Saltwater Disposal Wells (“SWDs”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 86 gross (22.1 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 47 gross (5.8 net) wells are non-operated, and 21 wells have an after-payout interest.

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin. Our net capital expenditures for 2022 are estimated at the time of this Quarterly Report to range between $24 million to $30 million (of which we have incurred approximately $9.6 million in expenses through September 30, 2022). This estimate includes a range of $22 million to $28 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $7.4 million in expenses through September 30, 2022) and approximately $2.8 million in estimated capital expenditures through the end of the year for electric submersible pumps (“ESP”) purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, and other miscellaneous capital expenses (of which we have incurred $2.2 million in expenses through September 30, 2022).  The remaining $14.4 million to $20.4 million in capital expenditures estimated to be incurred in 2022 relates to our anticipated proportionate share of drilling and completion expenses incurred by third party operators in 2022 with respect to non-operated wells in the D-J Basin in which we have elected to participate in 2022, but for which we have not yet been invoiced by the operators (and may not be invoiced for in full in 2022). These estimates do not include anything for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

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

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, including to fund the remainder of our 2022 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from Simon Kukes, our Chief Executive Officer and director, which funding he is under no obligation to provide, (iv) public or private debt or equity financings, including up to $3.5 million in securities which we may sell in the future under our “at the market” Sales Agreement, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions over the next twelve months.

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

Results of Operations

The following discussion and analysis of the results of operations for the three and nine-month periods ended September 30, 2022 and 2021, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

We reported net income for the three-month period ended September 30, 2022 of $1.1 million, or $0.01 per share, compared to a net loss for the three-month period ended September 30, 2021 of $0.3 million or ($0.00) per share. The increase in net income of $1.4 million, when comparing the current period to the prior year’s period, was primarily due to a $3.4 million increase in net revenues offset by a $2.0 million increase in total operating expenses. (which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	76,644	55,106	21,538	39%
Natural Gas (Mcf)	51,564	60,949	(9,385)	(15%)
NGL (Bbls)	3,140	1,592	1,548	97%
Total (Boe) (1)	88,378	66,856	21,522	32%

Crude Oil (Bbls per day)	833	599	234	39%
Natural Gas (Mcf per day)	560	662	(102)	(15%)
NGL (Bbls per day)	34	17	17	100%
Total (Boe per day) (1)	960	726	234	32%

Average Sale Price:
Crude Oil ($/Bbl)	$91.04	$67.08	$23.96	36%
Natural Gas ($/Mcf)	7.72	5.24	2.48	47%
NGL ($/Bbl)	30.57	33.17	(2.60)	(8%)

Net Operating Revenues (in thousands):
Crude Oil	$6,978	$3,697	$3,281	89%
Natural Gas	398	319	79	25%
NGL	96	53	43	81%
Total Revenues	$7,472	$4,069	$3,403	84%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended September 30, 2022, increased $3.4 million, or 84%, to $7.5 million, compared to $4.1 million for the same period a year ago, due to a favorable price variance of $1.5 million, due to the average sales prices for crude oil, natural gas and NGLs realized by the Company increasing compared to the three-month period ended September 30, 2021, coupled with a favorable volume variance of $1.9 million. The increase in production volume is related to the positive performance from our participation in non-operated wells in the D-J Basin Asset, as well as production contributions from two new wells in our operated Permian Basin Asset that were completed in the first quarter of 2022.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,250	$879	$371	42%
Workovers	886	151	735	487%
Other+	782	393	389	99%
Total Lease Operating Expenses	$2,918	$1,423	$1,495	105%

Depreciation, Depletion,
Amortization and Accretion	$2,313	$1,666	$647	39%

General and Administrative (Cash)	$748	$745	$3	*%
Share-Based Compensation (Non-Cash)	472	592	(120)	(20%)
Total General and Administrative Expense	$1,220	$1,337	$(117)	(9%)

Interest Income	$33	$4	$29	725%
Other Income	$25	$28	$(3)	(11%)

+ Includes severance, ad valorem taxes and marketing costs.

                * Less than 1%.

Lease Operating Expenses. The increase of $1.5 million was primarily related to non-recurring workovers for artificial lift repairs and optimizations that were executed to maximize production volumes, as well as approximately $0.6 million of one-time non-recurring operating expenses for improving the Permian Basin Asset’s water handling infrastructure and approximately $0.2 million of non-recurring costs for environmental cleanup and reclamations of historic well and facility sites that were inherited from previous operators in our Permian Basin Asset.  Increased commodity pricing period over period caused increased production taxes coupled with increased marketing fees from higher production volumes.  Service and materials costs have also increased accordingly with general supply chain and inflation issues seen throughout the industry leading to increased operating costs.

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

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased by $0.1 million, primarily due to the forfeiture of certain employee stock-based options and nonvested restricted shares due to certain voluntary employee terminations. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Income and Other Income (Expense). Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased in the current period, compared to the prior period. Other income in the current period is primarily related to a $24,000 non-refundable two-year rent payment made in September 2022 to the Company for office space leased by SK Energy, which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, coupled with a $9,000 sale of old equipment.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

We reported net income for the nine-month period ended September 30, 2022 of $5.6 million, or $0.07 per share, compared to net income for the nine-month period ended September 30, 2021 of $0.2 million or $0.00 per share. The increase in net income of $5.4 million was primarily due to a $12.8 million increase in revenue, offset by an increase of $5.2 million in total operating expenses in the current period, offset further by a $0.4 million gain from forgiveness of our $0.4 million Paycheck Protection Program loan (the “New PPP Loan”) in May 2021, coupled with a $1.8 million gain on sale of oil and gas properties each in the prior period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Increase	% Increase
Sale Volumes:
Crude Oil (Bbls)	233,851	172,357	61,494	36%
Natural Gas (Mcf)	194,280	149,614	44,666	30%
NGL (Bbls)	17,455	3,328	14,127	424%
Total (Boe) (1)	283,686	200,621	83,065	41%

Crude Oil (Bbls per day)	857	631	226	36%
Natural Gas (Mcf per day)	712	548	164	30%
NGL (Bbls per day)	64	12	52	433%
Total (Boe per day) (1)	1,040	734	306	42%

Average Sale Price:
Crude Oil ($/Bbl)	$94.49	$61.70	$32.79	53%
Natural Gas ($/Mcf)	6.65	4.04	2.61	65%
NGL ($/Bbl)	41.19	30.32	10.87	36%

Net Operating Revenues (in thousands):
Crude Oil	$22,098	$10,635	$11,463	108%
Natural Gas	1,292	604	688	114%
NGL	719	101	618	612%
Total Revenues	$24,109	$11,340	$12,769	113%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the nine-month period ended September 30, 2022 increased $12.8 million, or 113%, to $24.1 million, compared to $11.3 million for the same period a year ago, due primarily to a favorable price variance of $6.1 million, coupled with a favorable volume variance of $6.7 million. The increase in production volume is primarily driven by two main factors including, production from two new wells in the operated Permian Basin asset, and the positive performance from our participation in non-operated wells in the D-J Basin Asset.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$3,446	$2,700	$746	28%
Workovers	2,299	481	1,818	378%
Gain on ARO Settlement	(6)	-	(6)	100%
Other*	2,337	983	1,354	138%
Total Lease Operating Expenses	$8,076	$4,164	$3,912	94%

Depreciation, Depletion,
Amortization and Accretion	$6,427	$4,829	$1,598	33%

General and Administrative (Cash)	$2,536	$2,567	$(31)	(1%)
Share-Based Compensation (Non-Cash)	1,572	1,867	(295)	(16%)
Total General and Administrative Expense	$4,108	$4,434	$(326)	(7%)

Gain on Sale of Oil and Gas Properties	$-	$1,805	$(1,805)	(100%)

Interest Expense	$-	$(1)	$1	(100%)
Interest Income	$40	$11	$29	264%
Other Income	$90	$76	$14	18%
Gain on Forgiveness of New PPP Loan	$-	$374	$(374)	(100%)

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The increase of $3.9 million was primarily due to increased overall activity compared to the prior period as well as increased taxes and marketing fees from higher production volumes. Also, additional workovers for artificial lift repairs and optimizations have been executed during the current period in an effort to maximize production volumes during the current increased commodity pricing environment.  Workover expense included approximately $0.6 million of one-time non-recurring operating expenses for improving the Permian Basin Asset’s water handling infrastructure and approximately $0.2 million of non-recurring costs for environmental cleanup and reclamations of historic well and facility sites that were inherited from previous operators in our Permian Basin Asset.  Increased commodity pricing period over period caused increased production taxes coupled with increased marketing fees from higher production volumes.  Service and materials costs have also increased accordingly with general supply chain and inflation issues seen throughout the industry leading to increased operating costs. The two new wells with high production volume brought online in the Permian Basin asset also carry higher lease operating expenses to support the fluid production volumes.

Depreciation, Depletion, Amortization and Accretion. The $1.6 million increase was primarily the result of an increase in production (noted above) in the current period when compared to the prior period.

General and Administrative Expenses (excluding share-based compensation). There was a nominal decrease in general and administrative expenses (excluding share-based compensation) as the Company continues to strive to contain costs and remain within budget from period to period.

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

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased in the current period, compared to the prior period.  Other income in the current period is primarily related to an $80,000 vendor dispute settlement coupled with a $24,000 non-refundable two-year rent payment made in September 2022, to the Company for office space leased by SK Energy, which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, offset by a $15,000 royalty adjustment.

Gain on Forgiveness of New PPP Loan. Includes principal and accrued interest from our New PPP Loan that was fully forgiven during the prior period.

Liquidity and Capital Resources

The primary sources of cash for the Company during the nine-month period ended September 30, 2022 were from $24.1 million in sales of crude oil and natural gas. The primary uses of cash were funds used for drilling, completion, acquisition and operating costs.

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

Ukraine Conflict

In late February 2022, Russia launched a significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during the first three quarters of 2022 has partially been due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia.

We plan to continue to closely monitor the global energy markets and oil and gas pricing, with the remainder of our 2022 development plan being subject to revision, if and as necessary, to react to market conditions in the best interest of its shareholders, while prioritizing its financial strength and liquidity.

Working Capital

At September 30, 2022, the Company’s total current assets of $30.4 million exceeded its total current liabilities of $3.7 million, resulting in a working capital surplus of $26.7 million, while at December 31, 2021, the Company’s total current assets of $28.0 million exceeded its total current liabilities of $5.2 million, resulting in a working capital surplus of $22.8 million. The $3.9 million increase in our working capital surplus is primarily related to increases in our oil and gas sales (described above).

Financing

The Company has an ongoing $3.6 million offering of securities in an “at the market offering”, pursuant to which the Company may sell securities from time to time (the “ATM Offering”). On June 10, 2022, the Company sold 87,121 shares of common stock at a sales price of $1.66 per share in the ATM Offering for net proceeds of $141,000, which includes $4,000 in commission fees. The Company also incurred $91,000 in initial legal and audit fees for registration and placement of the ATM Offering.

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

We expect that we will have sufficient cash available to meet our needs over the foreseeable future, including to fund the remainder of our 2022 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from Simon Kukes, our Chief Executive Officer and director, which funding he is under no obligation to provide, (iv) public or private debt or equity financings, including up to $3.5 million in securities which we may sell in the future under the ATM Offering Sales Agreement, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions over the next twelve months.

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities	$12,994	$3,971
Cash flows used in investing activities	(11,413)	(309)
Cash flows provided by financing activities	50	8,237
Net increase in cash and restricted cash	$1,631	$11,899

Cash flows provided by operating activities. Net cash provided by operating activities increased by $9.0 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in net income of $5.5 million, coupled with a $1.6 million increase in depreciation, depletion and amortization (due to increased sales production), offset by a $0.1 million net decrease to our other components of working capital (predominantly from accounts payable) in the current period. During the nine months ended September 30, 2021, we also had a $1.8 million gain on the sale of oil and gas properties and a $0.4 million gain from forgiveness of our New PPP Loan.

Cash flows used in investing activities. Net cash used in investing activities increased by $11.1 million for the current year’s period, when compared to the prior year’s period, primarily due to increased capital spending relating to our drilling and completion activities.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$1,079	$(325)	$5,628	$178
Add (deduct)
Depreciation, depletion, amortization and accretion	2,313	1,666	6,427	4,829
Interest expense	-	-	-	1
EBITDA	3,392	1,341	12,055	5,008
Add (deduct)
Share-based compensation	472	592	1,572	1,867
Gain on sale of oil and gas properties	-	-	-	(1,805)
Gain on forgiveness of PPP loan	-	-	-	(374)
Accounts payable settlements	-	-	-	(32)
Adjusted EBITDA	$3,864	$1,933	$13,627	$4,664

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of September 30, 2022, that our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 11, 2022 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, except as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first three quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.

The first three quarters of 2022 have seen significant increases in the costs of certain materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation, interest rates and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Our 2022 development program incorporates an increase in both basins relating to service cost and materials inflation resulting in an estimated cost increase of approximately 25 to 30 percent per well on our Permian Asset and 10 to 20 percent on our D-J Asset, based on costs we have experienced commencing in the third quarter of 2021 and continuing through the third quarter of 2022.  Service and materials costs have also increased accordingly with general supply chain and inflation issues seen throughout the industry leading to increased operating costs. Recent supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

We have been and may continue to be negatively impacted by inflation.

Increases in inflation have had an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between the Ukraine and Russia. Continuing increases in inflation, have in the past, and could in the future, impact our costs of labor, equipment and services and the margins we are able to realize on our wells, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates, which in turn raises our cost of debt borrowing.

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

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 88% of our estimated proved reserves as of December 31, 2021 were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, and more recently surging to over $123 a barrel in early March 2022, following Russia’s invasion of the Ukraine, with current trading prices around $85-92 a barrel. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness.

The below table highlights the recent volatility in oil and gas prices by summarizing the high and low daily NYMEX WTI oil spot price and daily NYMEX natural gas Henry Hub spot price for the periods presented:

	Daily NYMEX WTI oil spot price (per Bbl)		Daily NYMEX natural gas Henry Hub spot price (per MMBtu)
	High	Low	High	Low
Year ended December 31, 2019	$66.24	$46.31	$4.25	$1.75
Year ended December 31, 2020	$63.27	($36.98)	$3.14	$1.33
Year ended December 31, 2021	$85.64	$47.47	$23.86	$2.43
Nine months ended September 30, 2022	$123.64	$75.99	$9.85	$3.73

We have entered into Agreed Compliance Orders, as amended (“ACOs”), with the State of New Mexico Energy, Minerals and Natural Resources Department (“EMNRD”) which require the restoration of production, or plugging and abandonment, of an aggregate of approximately 333 legacy vertical wells in our New Mexico Asset, with any failure by us to comply with the ACOs likely to materially and adversely affect our business, results of operations and cash flows.

The Company has previously entered into ACOs with the EMNRD through its New Mexico operating subsidiaries, Ridgeway Arizona Oil Corp. (“Ridgeway”) and EOR Operating Company (“EOR”), which require the Company to restore to production, or plug and abandon, an aggregate of approximately 333 legacy vertical wells by certain specified dates.  In the event the Company is unable to fully comply with the terms of these ACOs, then the Company could be subject to significant civil penalties and sanctions, which would likely have a material adverse effect on our business, financial condition and results of operations, could require us to raise additional funding which may not be available on commercially reasonable terms, if at all, and may negatively affect our drilling plans in the future, and may cause the value of our securities to decline in value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended September 30, 2022, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 2, 2022, the Company received correspondence from the EMNRD alleging that the Company’s New Mexico operating subsidiaries, Ridgeway and EOR, failed to comply with certain requirements of ACOs previously negotiated and entered into by each of Ridgeway and EOR with the EMNRD, specifically alleging that Ridgeway and EOR failed to provide reports and proof of conducting certain well tests by dates specified in the ACOs.  Further, in the correspondence, the EMNRD notified us that the ACOs were now void due to alleged non-compliance, that an aggregate of approximately 333 legacy vertical wells inherited by the Company when it acquired the fields in 2018 were required to be brought back online or plugged immediately, and further demanded that Ridgway and EOR pay civil penalties totaling an aggregate of $850,500 no later than August 31, 2022, with additional penalties accruing thereafter as a result of our alleged non-compliance and interest accruing on unpaid portions thereof at 8.75% per annum.  The Company immediately engaged in discussions with the EMNRD regarding the issues raised in the correspondence, and in mid-August 2022 the EMNRD confirmed that it had erred in alleging that Ridgeway was in violation of its ACO pertaining to approximately 284 legacy vertical wells operated by Ridgeway, and that the EMNRD’s demand letter related to the Ridgeway ACO was invalid and withdrawn.  Following additional correspondence between the Company and the EMNRD related to EOR’s ACO pertaining to approximately 49 legacy vertical wells operated by EOR, on November 10, 2022, EOR entered into an amended ACO with the EMNRD (the “Amended EOR ACO”), which provides, among other things, that (i) the EMNRD’s demand for payment of penalties was resolved, (ii) EOR would restore to production, or plug and abandon, the 49 wells listed in the Amended EOR ACO by no later than December 31, 2024, (iii) EOR would provide monthly reports to the Director of the Oil Conservation Division (“OCD”) regarding actions taken for each well, (iv) EOR would maintain financial assurance for the wells and place $50,000 cash in an escrow account in New Mexico designating the OCD as beneficiary, which escrowed funds will be forfeit in the event EOR fails to meet any well plugging deadline, (v) EOR may request, and the OCD may grant, an extension of the deadlines under the Amended EOR ACO for good cause shown, and (vi) EOR may not transfer a well to another operator unless approved by the OCD.  Accordingly, the Company believes that the issues raised in the August 2, 2022 correspondence from the EMNRD regarding compliance failures by its New Mexico operating subsidiaries, Ridgeway and EOR, have been favorably resolved.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
3.1	Amendment to Bylaws (August 25, 2022)	8-K	3.1	8/26/22	001-35922
10.1#	Sublease Letter Agreement, dated August 25, 2022, entered into by and between PEDEVCO Corp. and SK Energy, LLC	8-K	10.1	8/26/22	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

November 14, 2022	By:	/s/ Dr. Simon Kukes
Dr. Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 14, 2022	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

